Form 10-K
period 1993-12-31
SOUTHERN NATIONAL CORP /NC/
filed 1994-03-31
CIK 92230

UNITED STATES

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-K

                       Annual Report Pursuant to Section 13 or 15(d)
                            of the Securities Exchange Act 1934


                                for the fiscal year ended:

                                     December 31, 1993

                              commission file number:  0-4641

                           SOUTHERN NATIONAL CORPORATION
                       (Exact name of registrant as specified its charter)

           North Carolina                          56-0939887
      (State of incorporation)           (I.R.S. Employer Identification No.)

               500 North Chestnut Street                    28358
               Lumberton, North Carolina                    (Zip Code)
               Address of principal executive offices)

                                      (919) 671-2000
                    (Registrant's telephone number, including area code)

                Securities registered pursuant to Section 12(b) of the Act:

                    Title of each class           Name of each exchange
                                                  on which registered
               Common Stock, $5 par value         New York Stock Exchange
               Depositary Shares,                 New York Stock Exchange
               stated value $25

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K __________.

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act Of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.




                              Yes    X           NO  ________


               The aggregate market value of Southern National Corporation voting common stock held by non-affiliates as of February 17, 1994 was $780.9 million and the number of shares outstanding at February 17, 1994 was 42, 353,374.

               Portions of the Proxy Statement for the 1994 Annual Meeting of Shareholders are incorporated by reference into Par III of this Form 10-K.





                                          Part I.

               Item 4.  Submission of Matters to a Vote of Security Holders

                    A special meeting of the shareholders of Southern
               National Corporation was held on December 27, 1993 to consider the following resolution:

               RESOLVED, that up to 8,305,000 shares of Southern National Corporation's common stock including shares to be issued pursuant to options to purchase shares of Southern National Corporation common stock based upon the exchange ratio) (subject to adjustment in retain circumstances) to be issued pursuant to the terms of the Agreement and Plan of Merger dated August 5, 1993, providing for the acquisition by Southern National Corporation of The First Savings Bank, FSB.

               Of shares represented by proxy there were:

               Votes for 18,803,894 (07.62%); Votes Against 227,902
               (1.18%); Abstain 229,576 (1.19%); as a percentage of the shares represented by proxy at the meeting. There were 31,751,733 shares eligible to vote.




                                        SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Lumberton, State of North Carolina, On March 24, 1994.

                                   SOUTHERN NATIONAL CORPORATION
                                   (Registrant)



                                   By:_____________________________________
                                        L. Glenn Orr, Jr., Chairman,
                                        President and Chief Executive
                                        Officer

                    Pursuant to the requirements of the Securities Exchange
               Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1994.

                    Signature           Title


               _______________________  Chairman, President, Chief
                L. Glenn Orr, Jr.       Executive Officer and Director
                                        (Principal Executive Officer)


               ________________________ Executive Vice President and Chief
               John R. Spruill          Financial Officer
                                        (Principal Financial Officer)


               ________________________ Executive Vice President and
                Gary E. Carlton         Director


               _______________________  Vice President and Controller
               Sherry A. Kellett        (Principal Accounting Officer)


               _______________________  Director
               William F. Black


               _______________________  Director
               Ronald E. Deal







               ________________________ Director
               William N. Geiger, Jr.


               ________________________ Director
               Lloyd V. Hackley, Ph.D.


               ________________________ Director
               James A. Hardison, Jr.


               ________________________ Director
               Donald C. Hiscott


               ________________________ Director
               Richard Janeway, M.D.

               ________________________ Director
               Joseph A. McAleer, Jr.


               ________________________ Director
               Albert O. McCauley


               ________________________ Director
               Dickson McLean, Jr.


               ________________________ Director
               Charles E. Nichols


               ________________________ Director
               C. Edward Pleasants, Jr.


               ________________________ Director
               Nido R. Qubein

               ________________________ Director
               Ted R. Reynolds


               ________________________ Director
               A. Bruce Williams


               ________________________ Director
               A. Tab Williams, Jr.


               ________________________ Director
               Edward M. Williams


               ________________________ Director
               T.H. Yancey



                                       EXHIBIT INDEX




                                       EXHIBIT INDEX


                  Exhibit No.             Description                   Location
                         3.1       Articles of Incorporation of     Incorporated herein
                                   Southern National Corporation,   by reference to
                                   as amended.                      Registration No. 33-
                                                                    64176.

                         3.2       Bylaws of Southern National      Incorporated herein
                                   Corporation, as amended.         by reference to
                                                                    Registration No. 33-
                                                                    29586.


                         4.1       Form of Articles of Amendment    Incorporated herein
                                   to Articles of Incorporation of  by reference to
                                   Southern National Corporation    Registration No. 33-
                                   relating to Cumulative           44557.
                                   Convertible Preferred Stock,
                                   Series A.


                         4.2       Agreement to furnish copies of   Filed herewith.
                                   documents defining the rights
                                   of the holders of the Capital
                                   Notes of Southern National
                                   Corporation.

                        10.1*      Deferred compensation            Incorporated herein
                                   Agreement, dated as of January   by reference to
                                   8, 1974, as amended, by and      Registration No. 2-
                                   between Southern National Bank   86631.
                                   of North Carolina and Hector
                                   MacLean.


                        10.2*      Deferred Compensation            Incorporated herein
                                   Agreement, dated as of April 1,  by reference to
                                   1977, as amended, by and         Registration No. 2-
                                   between Southern National Bank   73848.
                                   of North Carolina and A. Bruce
                                   Williams.




                                          EXHIBIT INDEX (continued)

                     Exhibit No.           Description                  Location

                        10.3*      Employment Contract dated    Incorporated herein by
                                   July 16, 1981, by and        reference to Registration
                                   between Southern National    No. 33-29586.
                                   Bank of North Carolina,
                                   Souther National
                                   Corporation and L. Glenn
                                   Orr, Jr.

                        10.4*      Employment Contract dated    Incorporated herein by
                                   July 21, 1983, by and        reference to Registration
                                   between Southern National    No. 33-29586.
                                   Bank of North Carolina,
                                   Southern National
                                   Corporation and William F.
                                   Black.


                        10.5*      Employment Contract dated    Incorporated herein by
                                   July 21, 1983, by and        reference to Registration
                                   between Southern National    No. 33-29586.
                                   Bank of North Carolina and
                                   J.A. Hardison, Jr.


                        10.6*      Agreement dated December     Incorporated herein by
                                   12, 1984, by and between     reference to Registration
                                   Southern National Bank of    No. 33-29586.
                                   North Carolina and James
                                   A. Hardison, Jr.

                        10.7*      Salary continuation          Incorporated herein by
                                   agreement dated May 18,      reference to Registration
                                   1983, by and between First   No. 33-29586.
                                   National Bank of Anson
                                   County and James A.
                                   Hardison, Jr.


                        10.8*      Employment Contract dated    Incorporated herein by
                                   September 19, 1985, by and   reference to Registration
                                   between Southern National    No. 33-00962.
                                   Corporation, Southern
                                   National Bank of North
                                   Carolina and A. Bruce
                                   Williams.




                                 EXHIBIT INDEX (continued)

                  Exhibit No.           Description                  Location

                        10.9*      Employment Contract dated   Incorporated herein by
                                   September 19, 1985, by and  reference to Registration
                                   between Southern National   No.  33-00962.
                                   Corporation, Southern
                                   National Bank of North
                                   Carolina and A. Bruce
                                   Williams.

                       10.10*      Employment contact dated    Incorporated herein by
                                   July 17, 1986, by and       reference to Registration
                                   between Southern National   No. 33-8137.
                                   Corporation, Southern
                                   National Bank of North
                                   Carolina and Gary E.
                                   Carlton.


                       10.11*      Amendment to Employment     Incorporated herein by
                                   contract dated june 15,     reference to Registration
                                   1987, by and between        No. 33-29586.
                                   Southern National
                                   Corporation, Southern
                                   National Bank of North
                                   Carolina and Gary E.
                                   Carlton.


                       10.12*      Employee Stock Ownership    Incorporated herein by
                                   Plan, as amended, of        reference to Southern
                                   Southern National           National Corporation's
                                   Corporation.                Annual Report on form 10-
                                                               K for the year ended
                                                               December 31, 1988.

                       10.13*      Employment contract dated   Incorporated herein by
                                   April 24, 1989, by and      reference to Registration
                                   between Southern National   No. 33-29586.
                                   Corporation, Southern
                                   National Bank of North
                                   Carolina, Southern
                                   National Bank of South
                                   Carolina and John R.
                                   Spruill.


                                 EXHIBIT INDEX (continued)

                   Exhibit No.           Description                    Location

                   10.14*        Employment Contract dated    Incorporated herein by
                                 June 15, 1989, by and        reference to Registration
                                 between Southern National    No.  33-29586.
                                 Corporation, Southern
                                 National Bank of North
                                 Carolina and L. Glenn Orr,
                                 Jr.

                   10.15*        Employment contact dated     Incorporated herein by
                                 June 15, 1989, by and        reference to Registration
                                 between Southern National    No. 33-29586
                                 Corporation, Southern
                                 National Bank of North
                                 Carolina and A. Bruce
                                 Williams.


                   10.16*        Amendment to Employment      Incorporated herein by
                                 contract dated January 1,    reference to Registration
                                 1989, by and between         No. 33-38894.
                                 Southern National
                                 Corporation, Southern
                                 National Bank of North
                                 Carolina and A. Bruce
                                 Williams.


                   10.17*        Amendment to Employment      Incorporated herein by
                                 contract, dated July 2,      reference to Registration
                                 1990, by and between         No. 33-38894.
                                 Southern National
                                 corporation, Southern
                                 National Bank of North
                                 Carolina and Hector
                                 MacLean.

                   10.18*        Death Benefit Only plan,     Incorporated herein by
                                 dated April 23, 1990, by     reference to Registration
                                 and between Southern         No. 33-38894.
                                 National Bank of North
                                 Carolina and L. Glenn Orr,
                                 Jr.




                                 EXHIBIT INDEX (continued)

                   Exhibit No.           Description                    Location

                   10.19*        Non-Employee Director's      Incorporated herein by
                                 Stock Option Plan of         reference to Southern
                                 Southern National            National corporation's
                                 Corporation.                 definitive Proxy Statement
                                                              for the 1992 Annual
                                                              Meeting of shareholders,
                                                              dated March 25, 1992.

                   10.20*        Amendment to Employment      Filed herewith.
                                 contract, dated january 1,
                                 1994, by and between
                                 Southern National
                                 corporation, Southern
                                 National Bank of North
                                 Carolina and Gary E.
                                 Carlton.


                   10.21*        Employment Contract dated    Filed herewith.
                                 January 24, 1994, by and
                                 between Souther National
                                 Corporation, Southern
                                 National Bank of South
                                 Carolina and Luther C.
                                 Boliek.


                   10.22*        Executive change in Control  Filed herewith.
                                 Agreement dated January 1,
                                 1994, by and between
                                 Southern National
                                 corporation and G. Lee
                                 Cory.

                   10.23*        executive change in Control  Filed herewith.
                                 Agreement dated january 1,
                                 1994, by and between
                                 Southern National
                                 corporation and Charles
                                 Royce Hough.




                                    EXHIBIT (continued)

                 Exhibit         Description               Location
                 No.

                  10.24*   Executive change in      Filed herewith.
                           Control Agreement
                           dated january 1, 1994,
                           by and between
                           Southern National
                           Corporation and Robert
                           E. Greene.

                  10.25*   Executive change in      Filed herewith.
                           Control Agreement
                           dated January 1, 1994,
                           by and between
                           Southern National
                           Corporation and Morris
                           D. Marley.


                  10.26*   Executive change in      Filed herewith.
                           Control Agreement
                           dated january 1, 1994,
                           by and between
                           Southern National
                           corporation and Sherry
                           a. Kellett.



                  10.27*   Form of consulting       Filed herewith.
                           Agreement between
                           Southern National
                           Corporation and
                           Outside Directors.


                   11.1    Computations of          Filed herewith.
                           Earnings Per Share
                   13.1    Annual report to         Filed herewith.
                           security holders.
                   21.1    Subsidiaries of the      Filed herewith.
                           Registrant.


                   23.1    Consent of Arthur        Filed herewith.
                           Andersen & Co.


                   99.1    Proxy Statement of the   Filed herewith.
                           1994 Annual Meeting of
                           Shareholders dated
                           March 16, 1994.

               * Management contract or compensatory plan or arrangement.