Form 10-Q
period 1994-03-31
SOUTHERN NATIONAL CORP /NC/
filed 1994-05-16
CIK 92230

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                      Form 10-Q



          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended:

                        March 31, 1994

              Commission file number:   0-4641

                Southern National Corporation
    (Exact name of registrant as specified in its charter)

          North Carolina                56-0939887
     (State of incorporation)      (I.R.S. Employer Identification No.)

      500 North Chestnut Street
    Lumberton, North Carolina                28358
    (Address of principal executive offices) (Zip Code)


                         (910) 671-2000
          (Registrant's telephone number, including area code)



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


           At April 30, 1994, 43,230,796 shares of the registrant's common stock, $5 par value, were outstanding.



                       SOUTHERN NATIONAL CORPORATION
                                 Form 10-Q

                              March 31, 1994


                                   INDEX


Part I.   FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Financial Statements

            Notes to Consolidated Financial Statements

    Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations

            Analysis of Financial Condition

            Asset / Liability Management

            Inflation and Changing Interest Rates

            Capital Adequacy and Resources

            Earnings Analysis


Part II.  OTHER INFORMATION

    Item 1. Legal Proceedings

    Item 4. Submission of Matters to a Vote of Security Holders

    Item 5. Other Events - Acquisitions

    Item 6. Exhibits and Reports on Form 8-K


SIGNATURES

EXHIBIT





Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements


                        CONSOLIDATED STATEMENTS OF CONDITION
                   SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                                 (Unaudited)
                           (Dollars in thousands)

                                               March 31,           December 31,
                                                  1994                 1993
Assets
  Cash and due from depository institutions  $   288,994            $  283,909
  Interest-bearing bank balances                   9,726                64,954
  Federal funds sold and securities
   purchased under resale agreements
   or similar arrangements                        57,067                13,438
 Investment securities                         1,627,683             1,356,102
 Securities available for sale                   916,058             1,194,230
 Loans held for sale                             118,962               316,544
 Loans and leases, net of unearned income
   of $33,265 in 1994 and $30,926 in 1993      4,882,245             4,838,274
     Less - allowance for losses                 (69,500)              (69,503)
       Net loans and leases                    4,812,745             4,768,771
Premises and equipment, net                      141,812               136,228
Other assets                                     106,342               140,294
  Total assets                               $ 8,079,389             8,274,470

Liabilities and Shareholders' Equity
 Noninterest-bearing                         $   824,383            $   748,754
 Interest-bearing                              5,490,061              5,574,694
   Total deposits                              6,314,444              6,323,448

 Short-term borrowings                           870,320                756,343
 Accounts payable and accured liabilities         75,319                150,138
 Long-term debt                                  237,164                479,677
    Total liabilities                          7,497,247              7,709,606

Shareholders' equity:

  Preferred stock, $5 par, 5,000,000 shares
   authorized, 770,000 issued and outstanding
   in 1994 and 1993                                3,850                  3,850
  Common stock, $5 par, 120,000,000 shares
   authorized, 43,228,086 issued and
   outstanding in 1994 and 42,961,214 in
   1993                                          216,140                214,806

  Paid-in capital                                151,231                151,186
  Retained earnings                              210,921                195,022

   Total shareholders' equity                    582,142                564,864
   Total liabilities and
    shareholders' equity                     $ 8,079,389             $8,274,470

       See accompanying notes to consolidated financial statements.




             CONSOLIDATED STATEMENTS OF INCOME
        SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
      For the Three Months Ended March 31, 1994 and 1993
                         (Unaudited)
         (Dollars in thousands except per share data)


                                         1994          1993
Interest Income
    Interest and fees on loans and
      leases                        $    97,329   $    99,824
    Interest and dividends on
       securities                        36,349        34,286
    Interest on temporary investments       312         1,010
      Total interest income             133,990       135,120

Interest Expense
    Interest on deposits                 44,559        51,093
    Interest on short-term borrowings     5,977         3,678
    Interest on long-term debt            4,896         5,556
      Total interest expense             55,432        60,327

Net Interest Income                      78,558        74,793
    Provision for loan and lease losses   1,171         3,662

Net Interest Income After Provision
    for Loan and Lease Losses            77,387        71,131

Noninterest Income
    Service charges on deposit accounts   8,636         8,644
    Nondeposit fees and commissions       7,085         6,991
    Securities gains, net                   715        14,018
    Other income                          6,782         2,601
      Total noninterest income           23,218        32,254

Noninterest Expense
    Personnel expense                    32,639        31,302
    Occupancy and equipment expense       8,614         9,808
    Federal deposit insurance expense     3,863         3,331
    Foreclosed property expense             853         2,987
    Other expense                        14,429        16,663
      Total noninterest expense          60,398        64,091

Earnings
    Income before income taxes           40,207        39,294
    Provision for income taxes           14,160        14,054

Income before cumulative effect of
    changes in accounting principles     26,047        25,240
Less:  cumulative effect of changes
    in accounting principles, net
    of income taxes                           -        27,217

Net income                               26,047        (1,977)
    Preferred dividend requirements       1,299         1,299
    Net income applicable to common
       shares                       $    24,748   $    (3,276)


Per Common Share
   Net income:
     Primary
    Income before cumulative effect $      0.57   $      0.57
    Less:  cumulative effect, net of
       income taxes                           -          0.65

    Net income                      $      0.57   $     (0.08)

      Fully diluted
    Income before cumulative effect $      0.54   $      0.57
    Less:  cumulative effect,
     net of income taxes                      -          0.65

    Net income                      $      0.54   $     (0.08)

Average shares outstanding
    Primary                          43,599,661    41,836,325

    Fully diluted                    48,147,897    46,411,307

Cash dividends paid                 $      0.17   $      0.15

See accompanying notes to consolidated financial statements.



        Consolidated Statements of Cash Flows
    Southern National Corporation and Subsidiaries
  For the Three Months Ended March 31, 1994 and 1993
                   (Unaudited)
               (Dollars in thousands)

                                                               1994        1993
    Increase (Decrease) in Cash and Cash Equivalents
      Cash Flows From Operating Activities:
        Net income....................................... $  26,047   $  (1,977)
        Adjustments to reconcile net income to net cash
          provided by operating activities:
            Provision for loan and lease losses..........     1,171       3,662
            Depreciation of premises and equipment.......     2,979       4,757
            Amortization of intangibles..................       882       1,606
            Accretion of negative goodwill...............      (277)        ---
            Amortization of unearned stock compensation..       455         ---
            Discount accretion and premium amortization
              on securities..............................       465         881
            Security gains, net..........................    (1,008)    (14,396)
            Net proceeds from sales of trading account
              securities.................................       293         378
            Gain on sales of loans, net..................    (2,098)     (1,026)
            Net (gain) loss on disposals of premises
              and equipment..............................      (482)         48
            Net loss on foreclosed property and other
              real estate................................       352       3,464
            Proceeds from sales of loans held for sale...   353,573     190,113
            Origination of loans held for sale, net of
              principal collected........................  (159,196)    (90,277)
            Decrease (increase):
              Accrued interest receivable................     3,994       2,530
              Other assets...............................    19,311      25,911
            Increase (decrease) in:
              Accrued interest payable...................      (752)        294
              Other accrued liabilities..................   (71,185)     23,295
                Net cash provided by operating activities   174,524     149,263

      Cash Flows From Investing Activities:
        Proceeds from sales of available for sale
         securities......................................   272,938     289,027
        Proceeds from sales of held to maturity securities      ---       6,756
        Maturities of available for sale securities......   104,705          50
        Maturities of held to maturity securities........   206,893     108,896
        Purchases of available for sale securities.......   (93,885)        ---
        Purchases of held to maturity securities.........  (484,803)   (619,336)
        Leases made to customers.........................    (8,471)     (8,214)
        Principal collected on leases....................     9,813       8,819
        Loan originations, net of principal collected....   (49,927)    (74,039)
        Procceds from sale of loans......................       ---       4,114
        Proceeds from disposals of premises and equipment     2,224       1,458
        Purchases of premises and equipment..............   (10,305)     (7,304)
        Proceeds from sales of foreclosed property.......     4,323       4,517
        Proceeds from sales of other real estate owned...     8,530       1,771
        Purchases of other real estate owned.............       ---        (200)
                 Net cash used in investing activities...   (37,965)   (283,685)

      Cash Flows From Financing Activities:
        Net (decrease) increase in deposits..............    (9,004)     42,117
        Net increase (decrease) in short-term borrowings.   113,977      (1,508)
        Proceeds from long-term debt.....................       ---      77,309
        Repayment of long-term debt......................  (242,513)    (70,224)
        Net proceeds from common stock issued............     1,379         779


        Cash dividends paid on common and preferred stock    (6,912)     (5,253)
            Net cash provided by financing activities....  (143,073)     43,220

      Net Increase (Decrease) in Cash and Cash Equivalents   (6,514)    (91,202)
      Cash and Cash Equivalents at December 31...........   362,301     378,087
      Cash and Cash Equivalents at March 31.............. $ 355,787   $ 286,885

          See accompanying notes to consolidated financial statements.



                       SOUTHERN NATIONAL CORPORATION
                                 Form 10-Q
                              March 31, 1994

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments
(consisting of only normal recurring adjustments) necessary to present fairly the financial position of Southern National Corporation and subsidiaries ("Southern
National") as of March 31, 1994 and December 31, 1993, the results of operations for the three month periods ended March 31, 1994 and 1993, and the cash flows for the three month periods ended March 31, 1994 and 1993.

    The financial statements and notes are presented as permitted by Form 10-Q; the information contained in the footnotes included in Southern National's latest annual report on Form 10-K should also be referred to in connection with the reading of these unaudited interim financial statements.

B. As of January 1, 1994, Southern National adopted Statement of Financial Accounting Standards ("SFAS")
No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories: held to maturity, trading and available for sale. At March 31, 1994, $922.4 million of securities, with a market value of approximately $916.1 million, were classified as available for sale. Accordingly, shareholders' equity decreased approximately $3.7 million after tax.

C.  The provision for income taxes was allocated as follows:

                                                        For Three Months Ended
                                                               March 31,
                                                        1994                     1993
                                                              (in thousands)

         Income from operations                         $     14,160     $      14,054

         Cumulative effect of changes in
             accounting principles                               --             (2,897)
         Total provision for income taxes               $     14,160     $      11,157

    The reasons for the difference between the provision for income taxes attributable to operations and the amount computed by applying the statutory federal income tax rate to the income before income taxes were as follows:

                                                           For Three Months Ended
                                                                   March 31,
                                                        1994                     1993
                                                                    (in thousands)


         Federal income taxes at statutory rates
           of 35%                                  $     14,072           $     13,753
         Tax-exempt income from securities,
           loans and leases less related
           nondeductible interest expense                  (650)                  (579)

         Other, net                                         738                    880
         Provision for income taxes               $      14,160           $     14,054

         Effective income tax rate                         35.2%                  35.8%

    The provisions for income taxes related to securities gains for the three months ended March 31, 1994 and 1993 were $279,000 and $5,414,000, respectively.

D. Cash and cash equivalents include cash and due from depository institutions, interest-bearing bank balances and federal funds sold. Generally, both cash and cash equivalents are considered to have maturities of three months or less. Transfer of loans to other real estate owned, a non-cash investing activity, amounted to
$3,440,000 and $4,360,000 for the three month periods ended March 31, 1994 and 1993, respectively.
Transfer of securities from the held to maturity category to the available for sale category, a non-cash investing activity, totaled $5,934,000 and $ -0- during the three month periods ended March 31, 1994 and 1993, respectively.

E. On January 28, 1994, Southern National completed its acquisition of The First Savings Bank, FSB ("The
First") by the issuance of 8,052,860 shares of Southern National common stock, or 0.855 shares of Southern National common stock in exchange for each share of The First's common stock outstanding.
Options to purchase shares of The First's common stock were converted into options to purchase Southern
National common stock at the same rate. The acquisition was accounted for under the pooling-of-interests method of accounting, and, accordingly, all financial information has been restated to include the accounts of The First.

    On January 31, 1994, Southern National completed its acquisition of Regency Bancshares Inc. ("Regency") by the issuance of 2,437,498 shares of Southern National common stock, or 1.8117 shares of Southern
National common stock in exchange for each share of Regency's common stock outstanding. Options to purchase shares of Regency's common stock were converted into options to purchase Southern National common stock at the same rate. The acquisition was accounted for under the pooling-of-interests method of accounting, and, accordingly, all financial information has been restated to include the accounts of Regency.

    On February 24, 1994, Southern National completed its acquisition of Home Federal Savings Bank
("Home") by the issuance of 824,601 shares of Southern National common stock, or 2.576878 shares of Southern National common stock in exchange for each share of Home's common stock outstanding.
Options to purchase shares of Home's common stock were converted into options to purchase Southern
National common stock at the same rate. The acquisition was accounted for under the pooling-of-interests method of accounting, and, accordingly, all financial information has been restated to include the accounts of Home.

F. The "cumulative effect of changes in accounting principles, net of income taxes" of $27,217,000 for the three month period ended March 31, 1993 is comprised of the impact of the adoption of SFAS 106, "Accounting for Post-Retirement Benefits Other Than Pensions," and SFAS 109 by Southern National, Regency, Home and The First, as well as the effect of the adoption by The First of SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions."

    The First, Regency and Home had fiscal years ended June 30.
However, in connection with the restatement of 1993, the June 30 fiscal year-ends have been converted to a calendar year format comparable to
Southern National's presentation. Accordingly, cumulative catch-up adjustments have been reflected in the first calendar quarter of 1993. A recap follows:


                                             Increase
                                             (Decrease)
                                           in Net Income
                                           (in thousands)
            SFAS 106                      $       (8,463)
              Less: taxes                          2,897
            SFAS 72                              (28,019)
            SFAS 109                               6,368
                                           $     (27,217)

Part I.  FINANCIAL INFORMATION

   Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


ANALYSIS OF FINANCIAL CONDITION

    Total assets at March 31, 1994 were $8.1 billion, a $195.1 million decrease from the balance at the end of 1993. A bulk sale of $109 million of loan-related assets was the principal factor contributing to this decrease. The bulk sale was part of the implementation strategy designed to reduce the amount of problem assets assumed by Southern National upon completion of its acquisition of The First. The assets involved in the sale included nonperforming loans, foreclosed properties and loans which were inconsistent with Southern National's portfolio strategy. In addition, approximately $58 million of jumbo mortgages were sold during the first quarter of 1994 in a separate transaction.



     Composition of Earning Assets

     (Dollars in thousands)               March 31, 1994         December 31, 1993
     Securities available for sale      $   916,058    12.0 %  $ 1,194,230    15.3 %
     Investment securities                1,627,683    21.4      1,356,102    17.4
     Loans held for sale                    118,962     1.6        316,544     4.1
     Loans and leases, net of
       unearned income                    4,882,245    64.1      4,838,274    62.2
     Other assets *                          66,793     0.9         78,392     1.0

     Total earning assets               $ 7,611,741   100.0 %  $ 7,783,542   100.0 %

     Earning assets as percent of total assets           94.2%                  94.1%

*Includes: (i) federal funds sold, (ii) securities purchased under resale agreements and similar arrangements and (iii) interest-bearing bank balances.

    The loan and lease portfolio, net of unearned income, increased $44.0 million over the level at December
31, 1993, an annualized growth rate of 3.6%. Management expects that the average loan growth rate will increase as the year progresses. The new markets in South Carolina provide opportunities for growth in the commercial loan portfolio, while the new sales/finance division is expected to lead to increased consumer loan demand.

    Total deposits remained relatively "flat" during the first quarter of 1994, declining $9.0 million. Short-term borrowings increased $114.0 million during this period while long-term debt, primarily Federal Home Loan Bank advances, declined $242.5 million. The application of Southern National's funding strategies to borrowings assumed from the first quarter mergers was the primary reason for this shift in amounts and classifications. The composition of, and strategy employed in the management of, interest-bearing liabilities are further discussed in "ASSET / LIABILITY MANAGEMENT."



     Composition of Deposits and Other Borrowings

     (Dollars in thousands)       March 31, 1994          December 31, 1993
     Interest-bearing deposits    $  5,490,061    74.0 %  $  5,574,694    73.7 %
     Demand deposits                   824,383    11.1         748,754     9.9

     Total deposits                  6,314,444    85.1       6,323,448    83.6
     Short-term borrowings             870,320    11.7         756,343    10.0
     Long-term debt                    237,164     3.2         479,677     6.4

     Total deposits and other
      borrowings                  $  7,421,928   100.0 %  $  7,559,468   100.0 %


Asset Quality

    Risk assets, comprised of nonperforming assets ("NPA's") plus loans 90 days or more past due and still accruing, were $42.2 million at March 31, 1994, compared to $36.8 million at year-end 1993. The restatement of prior period credit quality data relating to Regency, Home and The First was merely an arithmetical function of combining Southern National's data with that of the merged companies. At March 31, 1994, all mergers have been completed and the credit quality statistics are based upon the more conservative criteria utilized by Southern
National in identifying problem assets and, as a result, NPA's are higher.

    The allowance for losses as a percent of loans and leases was 1.42% at March 31, 1994 and NPA's as a percent of loan-related assets was .85%. As problem assets are resolved and credit quality improves throughout the year, it is expected that the allowance as a percent of loans and leases will decline and the ratio of NPA's to loan-related assets will improve.

    The provision for loan losses in the first quarter of 1994 was $1.2 million, and net charge-offs were only
.10% of average loans and leases. The provision is anticipated to be higher in future quarters, since it is unlikely that net charge-offs will continue at such a low level. Credit-related statistics relevant to the last five calendar quarters are presented in the accompanying table.

          ASSET QUALITY ANALYSIS
          (Dollars in thousands)

                                           As of / For the Quarter Ended
                                             3-31-93      6-30-93      9-30-93      12-31-93      3-31-94

            Allowance For Losses
             Beginning balance             $   53,840   $   54,598   $   56,020   $   57,697   $    69,503
             Allowance for acquired loans       --           --           --           2,750         --
             Provision for losses               3,662        4,291        3,540       19,945         1,171
             Net charge-offs                   (2,904)      (2,869)      (1,863)     (10,889)       (1,174)
              Ending balance               $   54,598   $   56,020   $   57,697   $   69,503   $    69,500

            Risk Assets

             Nonaccrual loans & leases     $   49,465   $   44,188   $   39,380   $   28,372   $    36,715
             Foreclosed property               37,310       28,201       30,132        6,356         4,927
                Nonperforming assets           86,775       72,389       69,512       34,728        41,642
             Loans 90 days or more past due
              & still accruing                  2,150        1,270        2,408        2,115           553
                Total risk assets          $   88,925   $   73,659   $   71,920   $   36,843   $    42,195

            Asset Quality Ratios
             Nonaccrual loans & leases as
              percent of total loans & leases    1.07 %       0.94 %       0.83 %       0.59 %        0.75 %
             Nonperforming assets as percent of:
              Total assets                       1.16         0.95         0.88         0.42          0.52
              Loans & leases plus
               foreclosed property               1.86         1.54         1.45         0.72          0.85
             Net charge-offs as percent of
              average loans & leases             0.25         0.25         0.16         0.88          0.10
             Allowance for losses as
              percent of loans & leases          1.18         1.20         1.21         1.44          1.42
             Ratio of allowance for losses to:
              Net charge-offs                    4.70 x       4.88 x       7.74 x       1.60 x       14.80 x
              Nonaccrual loans & leases          1.10         1.27         1.47         2.45          1.89

            All line items referring to loans and leases reflect loans and leases, net of unearned income and loans held for sale.
            Applicable ratios have been annualized.




ASSET / LIABILITY MANAGEMENT

    Asset/Liability management activities are designed to assure liquidity and, through the management of Southern National's interest sensitivity position, to achieve relatively stable net interest margins. It is the responsibility of the Asset/Liability Committee ("ALCO") to set policy guidelines and to establish long-term strategies with respect to interest rate exposure and liquidity. The ALCO, which is composed primarily of executive management, meets regularly to review Southern National's interest rate and liquidity risk exposures in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to assure that the potential impact on earnings and liquidity is within conservative standards.

    Liquidity represents a bank's continuing ability to meet its funding needs, primarily deposit withdrawals, timely repayment of borrowings and other liabilities, and draw-downs on loan commitments. In addition to its level of liquid assets, many other factors affect a bank's ability to meet liquidity needs, including access to additional funding sources, total capital position and general market conditions.

    Traditional sources of liquidity include proceeds from maturity of investment securities, repayment of loans and growth in core deposits. Federal funds purchased, repurchase agreements and dollar rolls supplement the traditional sources.

    A prime objective in interest rate risk management is the avoidance of wide fluctuations in net interest income through balancing the impact of changes in interest rates on interest sensitive assets and interest sensitive liabilities. Management uses Interest Sensitivity Simulation
("Simulation") Analysis to measure the interest rate sensitivity of earnings. Discussion of this method is covered in "INFLATION AND CHANGING INTEREST RATES."

    Balance sheet repositioning is the most efficient and cost effective means of managing interest rate risk and is accomplished by strategic pricing of asset and liability accounts. The expected result of strategic pricing is the development of appropriate maturity and repricing streams in those accounts to produce consistent net income during adverse interest rate environments. The ALCO monitors loan, investment and liability portfolios to ensure comprehensive management of rate risk on the balance sheet. These portfolios are analyzed for proper fixed rate and variable rate "mixes" given a specific interest rate outlook. During 1993 and the first quarter of 1994, the total proportion of floating rate loans increased. At quarter-end, loans maturing or repricing in 30 days or less comprised 38% of all loans outstanding.

         Securities                                      March 31, 1994
                                                            Held to    Available for
                                                            Maturity      Sale
                                                           Amortized     Market
         (Dollars in thousands)                               Cost        Value
         U.S. Treasury
           Within one year                               $   244,047 $     69,431
           One to five years                                 722,318      456,433
           Five to ten years                                       -       92,711
           After ten years                                         -            -
             Total                                           966,365      618,575
         U.S. Government agencies and corporations *
           Within one year                                    11,027        3,058
           One to five years                                 214,037       23,630
           Five to ten years                                 349,915       97,853
           After ten years                                    31,738      119,018
             Total                                           606,717      243,559
         States and political subdivisions
           Within one year                                     9,171            -
           One to five years                                  35,167            -
           Five to ten years                                  10,027            -
           After ten years                                         -            -
             Total                                            54,365            -
         Other securities
           Within one year                                         -            -
           One to five years                                      10            -
           Five to ten years                                     226            -
           After ten years                                         -            -
             Total                                               236            -
             Total debt securities                         1,627,683      862,134

         Equity securities                                         -       53,924
             Total securities                            $ 1,627,683 $    916,058


* Included in U.S. Government agencies and corporations are mortgage-backed securities totaling $786,566,000. These securities are included in each of the categories based upon final stated maturity dates. The original contractual lives of these securities ranges from five to 30 years; however, a more realistic average maturity would be substantially shorter.


    During 1993 and the first quarter of 1994, management utilized strategies to emphasize short-term liabilities to increase repricing speed on that side of the balance sheet. Southern National used dealer repurchase agreements ("repos"), in which securities comprising a portion of the securities portfolio are transferred to approved correspondent banks and brokers for short-term funding strategies. Management continued to utilize mortgage-backed securities dollar rolls. The use of dealer repos and dollar rolls complemented overall asset/liability strategy since most of these agreements had overnight to monthly repricing that helped to sensitize the liability side of the balance sheet in the falling interest rate environment prevailing during 1993.

    Interest rate volatility often increases to the point that balance sheet repositioning through the use of account repricing cannot occur rapidly enough to avoid adverse net income effects. At those times, and when customer demand and competition are such that account repricing is not sufficient, off-balance sheet or synthetic hedges are utilized. During 1993 and the first quarter of 1994, management used interest rate swaps, caps and floors to supplement balance sheet repositioning. The counterparties to these transactions were large commercial banks and investment banks, all of which were approved by the ALCO. Annually, the counterparties are reviewed for creditworthiness by Southern National's credit policy group.

    Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to transform the repricing characteristics of an asset or liability from a fixed to a floating rate, a floating rate to a fixed rate, or even one floating rate to another floating rate. The underlying principal positions are not affected. Swap terms generally range from one year to seven years depending on the need. At March 31, 1994, interest rate swaps with a total notional value of $570 million, with terms ranging up to seven years, were outstanding.

  Securities -- Market Value at March 31, 1994
                                                     Gross Unrealized            Estimated
                                         Amortized      Holding      Holding       Market
    (Dollars in thousands)                  Cost         Gains       Losses        Value
  Securities held to maturity:
    U.S. Treasury                      $   966,365   $    8,708   $   17,894   $   957,179
    U.S. Government agencies and
     corporations                           46,685          120           62        46,743
    States and political subdivisions       54,365          914          361        54,918
    Mortgage-backed securities             560,032        4,103        7,501       556,634
    Other debt securities                      236            -            5           231

    Total securities held to maturity    1,627,683       13,845       25,823     1,615,705


  Securities available for sale:
    Mortgage-backed securities             232,099        4,856        2,826       234,129
    U.S. Treasury                          627,148        4,952       13,525       618,575
    U.S. Government agencies and
     corporations                            9,231          226           27         9,430
    Equity securities                       53,924            -            -        53,924
    Total securities available for sale    922,402       10,034       16,378       916,058

    Total securities                   $ 2,550,085   $   23,879   $   42,201   $ 2,531,763


    Management feels that interest rates are past their lows and will trend higher for the remainder of 1994.
Also, management held the opinion that earnings would be at risk if the prime rate did not change as quickly as the cost of funding. During late 1993, Southern National entered into $300 million of interest rate corridors as a hedge against this risk. Subsequently, the prime rate has proven to adjust quicker than management estimated;
therefore, the protection provided by the corridors was no longer needed and these instruments were terminated early in the second quarter of 1994. As a result of Southern National's on-balance sheet repositioning and off-balance sheet hedging, the positive impact of a 100 basis point decline over 12 months in interest rates is projected to be only .1% of net income. Stated in terms of earnings per share, a decline of 100 basis points in interest rates is projected to increase earnings by less than one-half cent per share by the end of 1994.
Conversely, if interest rates were to rise 200 basis points, given Southern National's balance sheet position at quarter-end, the impact on net income would be a decrease of .2%, compared to a flat interest rate scenario.

    Management expects that an expanding economic environment and restrictive monetary policy by the
Federal Reserve Board ("FRB") during 1994 will justify the current positioning of Southern National's interest rate sensitivity. Events will be monitored during the course of the year to determine appropriate adjustments to balance sheet and off-balance sheet hedges.


INFLATION AND CHANGING INTEREST RATES

    The majority of assets and liabilities of financial institutions are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and the efforts of the FRB to regulate money and credit conditions have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services.
Through its balance sheet management function, Southern National is positioned to respond to changing interest rates and inflationary trends.


    Simulation Analysis takes into account the current contractual agreements that Southern National has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors Southern National's interest sensitivity by means of a computer-based asset/liability model that incorporates current volumes and rates, maturity streams, repricing opportunities and anticipated growth. The model calculates an earnings estimate based on current portfolio balances and rates, less any balances that are scheduled to reprice or mature. Balances and rates that will replace the previous balances and any anticipated growth are added. This level of detail is needed to correctly simulate the effect that changes in interest rates and anticipated balances will have on earnings of Southern National. This method is subject to the assumptions that underlie the process, but it gives a better picture of the true earnings outlook as a whole.

    In reviewing the accompanying table -- "Interest Sensitivity Simulation Analysis," it is important to note that such analysis represents the sensitivity position as of a point in time and can be changed significantly by management within a short time period. Care should also be taken in noting that this tabular data does not reflect the impact of a change in the credit quality of Southern National's assets and liabilities. To attempt to quantify the potential change in net income, given a change in interest rates, various interest rate scenarios are applied to the projected balances, maturities and repricing opportunities. The resulting change in net income reflects the level of sensitivity that net income has in relation to changing interest rates. The Instantaneous Parallel rate shocks assume that all interest-bearing assets and liabilities move simultaneously and instantaneously in magnitude and direction. The Gradual Historical rate shocks assume that individual interest-bearing assets and liabilities move gradually over a twelve-month time period in correlation to its historical relationship with the assumed change in the Prime rate. For example, Southern National's Money Market Account rate has changed only one-third as much as Prime rate.



         Interest Sensitivity Simulation Analysis



            Interest
              Rate
            Scenario     Reference Rate           Annualized
                                       Money       Percent
           Instantaneous               Market     Change in
            Parallel       Prime      Account     Net Income

             + 4.00  %      10.75 %      6.25 %      (31.0)%
             + 3.00          9.75        5.25        (23.2)
             + 2.00          8.75        4.25        (15.4)
             + 1.00          7.75        3.25         (7.7)
           No change         6.75        2.25        -0-
             - 1.00          5.75        1.25          7.7
             - 2.00          4.75        0.25         15.3
             - 3.00          3.75       0.00          15.4
             - 4.00          2.75       0.00           7.3

            Gradual
           Historical

             + 2.00          8.75        2.91         (0.2)
             - 1.00          5.75        1.92          0.1




    A comprehensive policy has been developed for setting parameters for the management of interest rate risk as defined by the results of the model's output. Management has set policy guidelines that interest sensitive assets should remain between 150% and 50% of interest sensitive liabilities for all periods. Management has also stated that earnings should not fluctuate more than 5% up or down given each 1% change in rates over a 12-month period. To control that variance, and to manage the balance sheet consistent with any projected interest rate environment, management uses a number of natural or on-balance sheet strategies as well as off-balance sheet strategies as discussed in "ASSET/LIABILITY MANAGEMENT."

CAPITAL ADEQUACY AND RESOURCES

    The maintenance of appropriate levels of capital is a management priority. Overall capital adequacy is monitored on an ongoing basis by management and revised regularly by the Board of Directors. Southern
National's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide future growth and compliance with all regulatory standards.

    Shareholder's equity at March 31, 1994 was $582.1 million versus $564.9 million at year-end. As a percent of quarter-end assets, total shareholders' equity was 7.2% at March 31, 1994, compared to 6.8% at December 31,
1993. Southern National's book value per common share at March 31, 1994 was $11.75, versus $11.42 three months earlier.

    Southern National's internal capital formation rate (net income less dividends as a percent of average equity, annualized) was 13.2% for the first quarter of 1994. Average shareholders' equity as a percent of average assets was 7.2% and 7.7% for the three months ended March 31, 1994 and 1993, respectively.

    Tier 1 and total risk-based capital ratios at March 31, 1994 were 12.4% and 13.7%, respectively. The Tier
1 leverage ratio was 7.1%. These capital ratios measure the capital to risk-adjusted assets and off-balance sheet items as defined by FRB guidelines. An 8% minimum of total capital to risk-adjusted assets is required. One-half of the 8% minimum must consist of tangible common shareholders' equity. The leverage ratio, established for the FRB measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards.


EARNINGS ANALYSIS

    Earnings for the first quarter of 1994 were $26.0 million. On a fully diluted per share basis, net income for the three months ended March 31, 1994 was $.54. The accompanying table presents a comparison of major income statement line items for the relevant periods.



          Components of Net Income



                                                  For the Three Months
                                                  Ended March 31,
          (In thousands)                            1994        1993
              Net interest income               $  78,558   $  74,793
              Provision for loan and lease losses   1,171       3,662
              Noninterest income                   23,218      32,254
              Noninterest expense                  60,398      64,091
              Income before income taxes           40,207      39,294
              Income taxes                         14,160      14,054
              Income before cumulative effect      26,047      25,240
              Less:  cumulative effect, net of
                 income taxes                          -      27,217

              Net income (loss)                  $  26,047   $  (1,977)


    As shown in the table, earnings for the first quarter of 1993 were impacted by the effect of changes in accounting principles. The adoption of SFAS 72, by The First prior to its acquisition by Southern National, accounted for $28.0 million of this net cumulative change. The remainder was attributable to the adoption of SFAS 109 and SFAS 106 by Regency, Home and The First, as well as by Southern National, in 1993.


Net Interest Income

    Net interest income on a fully taxable equivalent ("FTE") basis was $81.5 million for the first quarter of 1994 compared to $77.3 million for the same period in 1993, a 5% increase. Average earning assets during the first three months of 1994 were $7.6 billion, an increase of $695 million, or 10%, over 1993. Factors impacting the changes in volume were the purchase acquisition of East Coast Savings Bank, SSB ("East Coast") in October 1993 and internal growth. The accompanying table presents an analysis of net interest income and related changes for the quarters ended March 31, 1994 and 1993.



  Net Interest Income and Rate / Volume Analysis
  For the Three Months Ended March 31, 1994 and 1993









                                    Average Balance       Yield / Rate    Income / Expense    Increase  Change due to
  Fully Taxable Equivalent -

        (Dollars in thousands)                1994        1993      1994    1993       1994      1993   (Decrease)   Rate     Volume
  Assets
  Securities(1):
    U.S. Treasury, Government and other(5) $2,438,268 $1,986,418 6.14 %  7.04 %  $ 37,407  $ 34,982  $  2,425  $ (4,835) $  7,260
    States and political subdivisions           52,924     56,127 7.88    8.22       1,042     1,154      (112)      (48)      (64)

      Total securities (5)                   2,491,192  2,042,545 6.17    7.08      38,449    36,136     2,313    (4,883)    7,196
  Other earning assets(2)                       48,468    133,513 2.57    3.03         312     1,010      (698)     (133)     (565)
  Loans and leases, net
    of unearned income(1)(3)(4)(5)           5,060,605  4,728,723 7.76    8.50      98,187   100,494    (2,307)   (9,088)    6,781

      Total earning assets                   7,600,265  6,904,781 7.21    7.97     136,948   137,640      (692)  (14,104)   13,412

      Non-earning assets                       440,305    446,957

        Total assets                        $8,040,570 $7,351,738

  Liabilities and Shareholders' Equity
  Total interest-bearing deposits           $5,365,745 $5,409,494 3.32 %  3.78 %  $ 44,559  $ 51,093  $ (6,534) $ (6,174) $   (360)
  Short-term borrowings                        802,841    407,434  2.98    3.61       5,977     3,678     2,299      (737)    3,036
  Long-term debt                               303,958    301,427  6.44    7.37       4,896     5,556      (660)     (707)       47

      Total interest-bearing liabilities     6,472,544  6,118,355  3.43    3.94      55,432    60,327    (4,895)   (7,618)    2,723

      Demand deposits                          913,760    557,670
      Other liabilities                         75,305    108,314
      Shareholders' equity                     578,961    567,399

      Total liabilities and
        shareholders' equity                $8,040,570 $7,351,738
  Net yield on earning assets                                      4.29 %  4.48 %  $ 81,516  $ 77,313  $  4,203  $ (6,486) $ 10,689

  Taxable equivalent adjustment                                                    $  2,958  $  2,520

  (1) Yields related to investment securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
  (2) Includes federal funds sold and securities purchased under resale agreements or similar arrangements.
  (3) Loan fees, which are not material for either of the periods shown, have been included for rate calculation purposes.
  (4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
  (5) Includes assets which were held for sale/available for sale
  (6) There are no significant out-of-period adjustments.



    The net yield FTE in the first quarter of 1994 was 4.29%, compared to 4.48% for the same period in 1993 and 4.34% for the fourth quarter of 1993. The factors contributing to the decline in the first quarter of 1994, compared to the same period in 1993, were (i) overall interest rate environment; (ii) prepayments on higher yielding mortgage loans increased as consumers refinanced at lower rates; (iii) the shift in the composition of earning assets from loans into lower yielding securities because of
(a) sluggish loan growth in the first quarter of 1994 and (b) sale of substantially all fixed rate mortgage loans originated; and (iv) the acquisition of thrift assets and liabilities with historically narrower spreads. The 1994 mergers with Regency, Home and The First totaled more than $2.4 billion in thrift assets which had a negative impact of approximately 30 basis points on Southern
National's net yield. Repricing of deposits, on-and-off balance sheet hedging and other active asset/liability management techniques will continue to be utilized in 1994, as they were in 1993, to effectively manage the net yield.



    Hedging strategies have been used in the past and will be utilized in the future to reduce sensitivity to interest rate movements. Southern National continues to evaluate new avenues of interest-based and fee-based income through its Strategic Planning Committee and other special task force groups.


Noninterest Income

    Noninterest income for the three months ended March 31, 1994 was $23.2 million, compared to $32.3 million for the same period in 1993. Securities gains were $715 thousand in 1994, compared to $14.0 million in 1993.

    Service charges on deposit accounts totaled $8.6 million in 1994 and 1993. Several factors accounted for this "flat" scenario. First, Southern National has been very successful in promoting the "Select Banking" program, particularly to new customers acquired through mergers and RTC transactions. Many service fees are waived for "Select Banking" customers. Second, because of competitive considerations, Southern National has decreased the percentage of deposit insurance expense passed through to customers during the first quarter of 1994. Third, to prevent runoff and develop loyalty, in the first quarter of 1994 Southern National waived certain service charges for customers acquired through the mergers with Regency, Home and The First.

    Nondeposit fees and commissions were relatively stable in 1994, compared to 1993, totaling $7.1 million in 1994 versus $7.0 million in 1993. This steadiness occurred throughout all major categories of nondeposit fees and commissions.

    Gains on sales of loans were $2.1 million in 1994, compared to $1.0 million in 1993, a 104% increase. The
1994 amount included approximately $1.1 million realized from the sale of jumbo mortgages discussed earlier.
Option income generated by the writing of covered call options on securities available for sale was $1.1 million in the first quarter of 1994. This significant contribution to other noninterest income will be hard to maintain in future periods; however, other fee-based initiatives are being studied and are expected to add to earnings in future quarters. Income from a newly-formed insurance subsidiary is anticipated to increase as the year progresses.

    The area of noninterest income continues to receive additional emphasis as Southern National seeks to enhance its sources of fee income. The expanding and highly competitive environment in which financial institutions operate has elevated the importance of developing new sources of noninterest income.


Noninterest Expense

    Noninterest expense was $60.4 million for the first quarter of 1994, compared to $64.1 million for the same period a year ago. Special accruals and expenses led to an elevated level of noninterest expense in the first quarter of 1993. These items included (i) the adoption of SFAS 106,
(ii) accelerated depreciation or retirement of certain technology-related equipment and (iii) early buyouts of employment contracts.

    Corporate expansion during the last year had an impact on noninterest expense. On October 7, 1993
Southern National acquired East Coast in a transaction accounted for as a purchase. Consequently, the first three months of 1994 reflect the impact of the operating costs associated with this institution, whereas the first quarter of 1993 did not include any expenses related to this acquisition.

    Total personnel expense was $32.6 million for the first three months of 1994, a $1.3 million, or 4%, increase over the same period a year ago. Salaries accounted for $708 thousand of the increase while employee benefits were up $629 thousand.



    Occupancy and equipment expense declined $1.2 million, or 12%, compared to 1993. A $1.3 million charge related to the accelerated depreciation of technology-related equipment to facilitate future upgrading is included in the amount for 1993 and mitigates the normal increases in this area. Federal deposit insurance expense increased $532 thousand, or 16%, in 1994 as a result of deposit growth, through acquisitions as well as internal growth. As discussed in "Noninterest Income," Southern National is recovering a portion of this expense from customers through service charges.

    Foreclosed property expense, including write-downs on foreclosed property, amounted to $853 thousand in 1994, compared to $3.0 million in 1993. The 1993 amount included $1.8 million in losses attributable to efforts to accelerate resolution of problem assets. Southern National continues to aggressively resolve problem assets.


Provision for Income Taxes

    See Note C of "Notes to Consolidated Financial Statements" for additional information on income taxes.


                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    In June 1991, the trustee in bankruptcy for Kenyon Home Furnishings, Ltd. ("Kenyon") filed an adversary proceeding against SNBNC in the United States Bankruptcy Court for the Middle District of North Carolina. The trustee alleges that American Bank and Trust Company ("American"), which was acquired by SNBNC in October
1989, aided and abetted Kenyon's officers in defrauding Kenyon's creditors and others. The trustee seeks to recover more than $40 million in damages. The trustee also filed separate proceedings against a number of other persons, corporations and financial institutions seeking identical damages. In these actions, the trustee is seeking to recover attorney's fees and treble damages. The claim addresses events and circumstances occurring on or before October 31, 1989, the date SNBNC acquired American. The case is in the discovery stage and SNBNC is vigorously defending this action. Based on information presently available to Southern National, management believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or consolidated results of operations of Southern National.

    In July 1993, the trustee in bankruptcy for Florida Hotel Properties Limited Partnership ("Florida") filed an adversary proceeding against SNBNC in the United States Bankruptcy Court for the Western District of North
Carolina. The trustee alleges that SNBNC aided and abetted Florida's officers in defrauding Florida through
SNBNC's handling of deposit accounts from which Florida allegedly made fraudulent transfers to third parties by check and/or wire transfer. The trustee seeks to recover compensatory damages in excess of $10,000, equitable subordination of any claim filed by SNBNC in the Florida bankruptcy, treble damages plus interest and attorney's fees. The trustee also filed separate proceedings against a number of other persons, corporations and financial institutions seeking damages. Southern National filed a motion for judgment on the pleadings. This motion was denied. An order for discovery has been entered. The case is in an early procedural stage, and SNBNC is vigorously defending this action. Based on information presently available to Southern National, management believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or consolidated results of operations of Southern National.

    In August 1993, the trustee for Southeast Hotel Properties Limited Partnership Claims Liquidating Trust
("Southeast") filed an action against SNBNC in the United States District Court for the Western District of North
Carolina. The trustee alleges that SNBNC aided and abetted Southeast's officers in defrauding Southeast through
SNBNC's handling of deposit accounts from which Southeast allegedly made fraudulent transfers to third parties by check and/or wire transfer. The trustee seeks to recover compensatory damages as established at trial, punitive damages, exemplary damages, treble damages and attorney's fees. The total amount of damages sought by the trustee from SNBNC, including amounts sought by the trustee from immediate transferees of Southeast, exceeds
$7,501,000. The damages stated by the trustee do not reflect any offsets which appear available or amounts which should be recovered by the trustee from third parties. The trustee also filed separate proceedings against a number of other persons, corporations and financial institutions seeking damages. Southern National filed a motion for judgment on the pleadings. This motion was denied. An order to discovery has been entered. The case is in an early procedural stage, and SNBNC is vigorously defending this action. The case has been consolidated with the Florida adversary proceeding for trial as the allegations refer to related entities. Based on information presently available to Southern National, management believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or results of operations of Southern National.

    The nature of the business of Southern National's banking subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of Southern National are involved in various other claims and lawsuits, all of which are considered incidental to the conduct of its business.



Item 4.  Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Shareholders of Southern National held on April 19, 1994, the shareholders
(i) elected ten directors, (ii) approved the Omnibus Stock Incentive Plan, (iii) approved the Long-Term Incentive
Plan, (iv) approved the Short-Term Incentive Plan and (v) approved an amendment to the Incentive Stock Option
Plan and the Non-Qualified Stock Option Plan.

    The accompanying table provides a summary of the voting with respect to each item.

             For                 Against            Abstain

    Item 1. 32,625,839           159,652            476,619
    Item 2. 24,664,627         3,179,329            805,662
    Item 3. 30,437,413         2,230,753            593,943
    Item 4. 30,856,726         1,888,601            605,397
    Item 5. 30,518,659         2,211,232            532,218

Item 5.  Other Events - Acquisitions

    On January 28, 1994, Southern National completed its acquisition of The First Savings Bank, FSB ("The
First") of Greenville, South Carolina in a transaction accounted for as a pooling-of-interests. The First was merged into Southern National Bank of South Carolina, thereby improving its ranking by deposits to third in South Carolina. At year-end 1993, The First had $2.0 billion in assets and $1.5 billion in deposits.

    On January 31,  1994, Southern National acquired Regency
Bancshares Inc. ("Regency") of Hickory,
North Carolina in a transaction accounted for as a pooling-of-interests. At year-end 1993, Regency, a bank holding company whose principal subsidiaries are First Savings Bank, SSB of Hickory, North Carolina and
Davidson Savings Bank, SSB of Lexington, North Carolina, had total consolidated assets of $263 million and total consolidated deposits of $210 million.

    On February 24, 1994, Southern National acquired Home Federal
Savings Bank of Statesville, North
Carolina in a transaction accounted for as a pooling-of-interests. At year-end 1993, Home had total assets of $98 million and total deposits of $90 million.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit 11 - "Computation of Earnings Per Share" is included herein.

(b) Southern National filed a Current Report on Form 8-K dated
    February 11, 1994 covering the completion of the acquisition of The First Savings Bank, FSB ("The First") on January 28, 1994.



                                SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SOUTHERN NATIONAL CORPORATION
                                 (Registrant)



Date:       May 13, 1994       By:
                                     L. Glenn Orr, Jr., Chairman, President
                                     and Chief Executive Officer

Date:      May 13, 1994           By:

                                     Sherry A. Kellett, Executive
                                     Vice President and
                                     Controller (Principal
                                     Accounting Officer)