Form 10-Q
period 1994-06-30
SOUTHERN NATIONAL CORP /NC/
filed 1994-08-12
CIK 92230

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        For the quarterly period ended:
                                 JUNE 30, 1994
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

                                 (910) 671-2000
              (Registrant's telephone number, including area code)
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
 At August 3, 1994, 43,461,158 shares of the registrant's common stock, $5 par value, were outstanding.
                          This Form 10-Q has 21 pages.

                         SOUTHERN NATIONAL CORPORATION
                                   FORM 10-Q
                                 JUNE 30, 1994
                                     INDEX

                                                                                                                       PAGE NO.
Part I. FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)                                                                               3
               Consolidated Financial Statements                                                                            3
               Notes to Consolidated Financial Statements                                                                   6
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                          8
               Analysis of Financial Condition                                                                              8
               Asset/Liability Management                                                                                  10
               Inflation and Changing Interest Rates                                                                       13
               Capital Adequacy and Resources                                                                              14
               Analysis of Results of Operations                                                                           14
Part II. OTHER INFORMATION
     Item 1. Legal Proceedings                                                                                             18
     Item 5. Other Events -- Acquisitions and Planned Mergers                                                              19
     Item 6. Exhibits and Reports on Form 8-K                                                                              19
SIGNATURES                                                                                                                 20
EXHIBIT 11                                                                                                            Exhibit

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            JUNE 30,     DECEMBER 31,
                                                              1994           1993
ASSETS
  Cash and due from depository institutions.................$266,117     $  283,909
  Interest-bearing bank balances............................  12,760         64,954
  Federal funds sold and securities purchased under resale

   agreements or similar arrangements.......................      --          13,438
  Securities available for sale.............................  915,010      1,194,230
  Loans held for sale.......................................   45,327        316,544
  Investment securities.....................................1,712,234      1,356,102
  Loans and leases, net of unearned income of $47,497 in
   1994 and $30,926 in 1993.................................5,098,647      4,838,274
     Less -- allowance for losses.............................(69,838)       (69,503)
       Net loans and leases.................................5,028,809      4,768,771
  Premises and equipment, net...............................  146,725        136,228
  Other assets..............................................  109,380        140,294
     Total assets..........................................$8,236,362     $8,274,470
LIABILITIES AND SHAREHOLDERS' EQUITY

Noninterest-bearing........................................$  772,598     $  748,754
Interest-bearing............................................5,456,205      5,574,694
     Total deposits.........................................6,228,803      6,323,448
  Short-term borrowings.....................................1,131,961        756,343
  Accounts payable and other liabilities.......................65,045        150,138
  Long-term debt..............................................216,686        479,677
     Total liabilities......................................7,642,495      7,709,606
Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares authorized,
     770,000 issued and outstanding in 1994 and 1993............3,850          3,850
  Common stock, $5 par, 120,000,000 shares authorized,
     43,385,610 issued and outstanding in 1994 and
     42,961,214 in 1993.......................................216,928        214,806
  Paid-in capital.............................................153,205        151,186
  Retained earnings...........................................236,756        199,383
  Unearned compensation........................................(3,487)        (4,361)
  Net unrealized depreciation on securities...................(13,385)            --
     Total shareholders' equity...............................593,867        564,864
     Total liabilities and shareholders' equity............$8,236,362     $8,274,470


          See accompanying notes to consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE PERIODS AS INDICATED
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS
                                                                                 JUNE 30,                   ENDED JUNE 30,
                                                                           1994           1993           1994           1993
INTEREST INCOME
  Interest and fees on loans and leases..............................   $   100,852    $   100,757    $   198,181    $   200,581
  Interest and dividends on securities...............................        37,095         34,900         73,444         69,186
  Interest on temporary investments..................................           296            520            608          1,530
    Total interest income............................................       138,243        136,177        272,233        271,297
INTEREST EXPENSE
  Interest on deposits...............................................        45,137         49,398         89,696        100,491
  Interest on short-term borrowings..................................         9,598          3,787         15,575          7,465
  Interest on long-term debt.........................................         4,385          6,105          9,281         11,661
    Total interest expense...........................................        59,120         59,290        114,552        119,617
NET INTEREST INCOME..................................................        79,123         76,887        157,681        151,680
  Provision for loan and lease losses................................         1,532          4,291          2,703          7,953
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES........        77,591         72,596        154,978        143,727
NONINTEREST INCOME
  Service charges on deposit accounts................................         9,169          9,261         17,805         17,905
  Nondeposit fees and commissions....................................         7,650          8,487         14,735         15,478
  Securities gains, net..............................................           239              9            954         14,027
  Other income.......................................................         2,067          3,610          8,849          6,211
    Total noninterest income.........................................        19,125         21,367         42,343         53,621
NONINTEREST EXPENSE
  Personnel expense..................................................        28,554         30,286         61,193         61,588
  Occupancy and equipment expense....................................         9,141          8,701         17,755         18,509
  Federal deposit insurance expense..................................         3,602          3,330          7,465          6,661
  Foreclosed property expense........................................           236          2,915          1,089          5,902
  Other expense......................................................        14,425         16,054         28,854         32,717
    Total noninterest expense........................................        55,958         61,286        116,356        125,377
EARNINGS
  Income before income taxes.........................................        40,758         32,677         80,965         71,971
  Provision for income taxes.........................................        13,874         10,049         28,034         24,103
Income before cumulative effect of changes in accounting
  principles.........................................................        26,884         22,628         52,931         47,868
Less: cumulative effect of changes in accounting principles, net of
  income taxes.......................................................            --             --             --         27,217
NET INCOME...........................................................        26,884         22,628         52,931         20,651
  Preferred dividend requirements....................................         1,299          1,299          2,598          2,598
  Net income applicable to common shares.............................   $    25,585    $    21,329    $    50,333    $    18,053
PER COMMON SHARE
  Net income:
    Primary
      Income before cumulative effect................................   $      0.59    $      0.51    $      1.15    $      1.08
      Less: cumulative effect, net of income taxes...................            --             --             --           0.65
      Net income.....................................................   $      0.59    $      0.51    $      1.15    $      0.43
    Fully diluted
      Income before cumulative effect................................   $      0.56    $      0.49    $      1.10    $      1.03
      Less: cumulative effect, net of income taxes...................            --             --             --           0.60
      Net income.....................................................   $      0.56    $      0.49    $      1.10    $      0.43
    Cash dividends paid..............................................   $      0.17    $      0.15    $      0.34    $      0.30
  Average shares outstanding
      Primary........................................................    43,672,894     41,962,570     43,635,581     41,899,448
      Fully diluted..................................................    48,221,130     46,523,718     48,188,556     46,467,659

          See accompanying notes to consolidated financial statements.
                                       4

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                         1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................................   $  52,931    $  20,651
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan and lease losses............................................................       2,703        7,953
     Depreciation of premises and equipment.........................................................       6,292        8,041
     Amortization of intangibles....................................................................         832        1,326
     Accretion of negative goodwill.................................................................        (556)          --
     Amortization of unearned compensation..........................................................         874           --
     Discount accretion and premium amortization on securities......................................       1,832        3,109
     Gain on sales of securities, net...............................................................        (954)     (14,046)
     Gain on sales of trading account securities....................................................        (537)        (449)
     Gain on sales of loans, net....................................................................      (1,225)      (4,511)
     Net (gain) loss on disposals of premises and equipment.........................................      (1,243)          59
     Net loss on foreclosed property and other real estate owned....................................         335        6,352
     Proceeds from sales of trading account securities, net of purchases............................         537          449
     Proceeds from sales of loans held for sale.....................................................     508,145      355,431
     Origination of loans held for sale, net of principal collected.................................    (241,006)    (375,792)
     Decrease (increase) in:
       Accrued interest receivable..................................................................        (882)         394
       Other assets.................................................................................      21,060       33,250
     Increase (decrease) in:
       Accrued interest payable.....................................................................         220         (671)
       Accounts payable and other liabilities.......................................................     (76,524)      29,204
          Net cash provided by operating activities.................................................     272,834       70,750
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of available for sale securities...........................................     282,396        8,567
     Proceeds from sales of held to maturity securities.............................................          --      287,975
     Maturities of available for sale securities....................................................     144,472           50
     Maturities of held to maturity securities......................................................     257,789      268,574
     Purchases of available for sale securities.....................................................    (160,433)          --
     Purchases of held to maturity securities.......................................................    (618,928)    (712,575)
     Proceeds from sales of loans receivable and servicing rights...................................          --       27,540
     Leases made to customers.......................................................................     (20,339)     (19,265)
     Principal collected on leases..................................................................      19,733       17,593
     Loan originations, net of principal collected..................................................    (257,034)    (183,398)
     Net cash acquired in transactions accounted for under the purchase method of accounting........         229        6,833
     Proceeds from disposals of premises and equipment..............................................       3,013        1,474
     Purchases of premises and equipment............................................................     (18,935)     (17,408)
     Proceeds from sales of foreclosed property.....................................................       8,140       15,339
     Proceeds from sales of other real estate owned.................................................       8,727        4,196
       Net cash used in investing activities........................................................    (351,170)    (294,505)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (decrease) increase in deposits............................................................     (94,645)      57,316
     Net increase in short-term borrowings..........................................................     366,654       10,232
     Proceeds from long-term debt...................................................................         443      179,368
     Repayment of long-term debt....................................................................    (263,434)    (119,585)
     Net proceeds from common stock issued..........................................................       1,455        1,822
     Cash dividends paid on common and preferred stock..............................................     (15,561)     (11,256)
       Net cash (used in) provided by financing activities..........................................      (5,088)     117,897
NET DECREASE IN CASH AND CASH EQUIVALENTS...........................................................     (83,424)    (105,858)
CASH AND CASH EQUIVALENTS AT JANUARY 1..............................................................     362,301      378,087
CASH AND CASH EQUIVALENTS AT JUNE 30................................................................   $ 278,877    $ 272,229

          See accompanying notes to consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)
A. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Southern National Corporation and subsidiaries ("Southern National") as of June 30, 1994, the results of operations for the three months and six months ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993.
The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q, and, therefore, do not necessarily include all disclosures required under generally accepted accounting principles. The information contained in the footnotes included in Southern National's latest annual report on Form 10-K should also be referred to in connection with the reading of these unaudited interim consolidated financial statements.
Certain amounts for prior years have been reclassified to conform with statement presentations for 1994. The reclassifications have no effect on shareholders' equity or net income as previously reported.
B. As of January 1, 1994, Southern National adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories: held to maturity, trading and available for sale. Securities classified as available for sale are carried at estimated fair value, with unrealized holding gains and losses, net of tax, reported as a separate component of stockholders' equity.
C. Cash and cash equivalents include cash and due from depository institutions, interest-bearing bank balances and federal funds sold and securities purchased under resale agreements or similar arrangements. Generally, both cash and cash equivalents are considered to have maturities of three months or less. Transfer of loans to other real estate owned, a non-cash investing activity, amounted to $5,036,000 and $5,977,000 for the six months ended June 30, 1994 and 1993, respectively. Transfer of securities from the held to maturity category to the available for sale category, a non-cash investing activity, totaled $5,934,000 during the six months ended June 30, 1994. Transfer of securities from the available for sale category to the held to maturity category, a noncash investing activity, totaled $2,216,000 for the six months ended June 30, 1994.
D. On January 28, 1994, Southern National completed its acquisition of The
First Savings Bank, FSB ("The First") by the issuance of 8,052,860 shares of Southern National common stock, or 0.855 share of Southern National common stock in exchange for each share of The First's common stock outstanding. Options to purchase shares of The First's common stock were converted into options to purchase Southern National common stock at the same rate.
On January 31, 1994, Southern National completed its acquisition of Regency Bancshares Inc. ("Regency") by the issuance of 2,437,498 shares of Southern National common stock, or 1.8117 shares of Southern National common stock in exchange for each share of Regency's common stock outstanding. Options to purchase shares of Regency's common stock were converted into options to purchase Southern National common stock at the same rate.
On February 24, 1994, Southern National completed its acquisition of Home Federal Savings Bank ("Home") by the issuance of 824,601 shares of Southern National common stock, or 2.576878 shares of Southern National common stock in exchange for each share of Home's common stock outstanding. Options to purchase shares of Home's common stock were converted into options to purchase Southern National common stock at the same rate.
The acquisitions above were accounted for under the pooling-of-interests method of accounting. Accordingly, all financial information presented herein has been restated to include the accounts of The First, Regency and Home.
On June 1, 1994, Southern National completed its acquisition of McLean,
Brady & McLean Agency, Inc. by the issuance of 38,823 shares of Southern National common stock and cash of $86,967. The acquisition was accounted for under the purchase method of accounting, and therefore, the financial information contained herein includes data relevant to the acquiree since the date of acquisition.

On June 6, 1994, Southern National completed its acquisition of Leasing Associates, Inc. by the issuance of 97,876 shares of Southern National common stock. The acquisition was accounted for under the
                                       6
purchase method of accounting, and therefore, the financial information contained herein includes data relevant to the acquiree since the date of acquisition.
E. The "cumulative effect of changes in accounting principles, net of income taxes," of $27,217,000 for the six month period ended June 30, 1993, is comprised of the impact of the adoption of SFAS 106, "Accounting for Postretirement Benefits Other Than Pensions," and SFAS 109, "Accounting for Income Taxes," by Southern National, Regency, Home and The First, as well as the effect of the adoption by The First of SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Accordingly, cumulative catch-up adjustments have been reflected in the first calendar quarter of 1993. A recap follows:

                                                        INCREASE
                                                      (DECREASE) IN
                                                        NET INCOME
                                                      (IN THOUSANDS)
SFAS 106...........................................     $  (8,463)
  Less: taxes......................................         2,897
SFAS 72............................................       (28,019)
SFAS 109...........................................         6,368
                                                        $ (27,217)

The First, Regency and Home had fiscal years ending June 30. However, in connection with the restatement of the 1993 financial statements, the June 30 fiscal year-ends have been converted to a calendar year format comparable to Southern National's presentation.
F. On August 1, 1994, Southern National and BB&T Financial Corporation ("BB&T") jointly announced the signing of a definitive agreement to merge. The transaction will be accounted for as a pooling-of-interests in which BB&T shareholders will receive 1.45 shares of common stock of the resulting company for each share of BB&T common stock held. Southern National shareholders will receive one share of common stock of the resulting company for each share of Southern National common stock. The market transaction has an indicated total value of $2.2 billion based on July 29, 1994, closing prices of the stock of both institutions. The merger, if approved, is expected to be completed by the end of the second quarter of 1995. Selected pro forma information for the separate and combined institutions are as follows:

                                                                            SOUTHERN
AS OF / FOR THE SIX MONTHS ENDED JUNE 30, 1994:                BB&T         NATIONAL     COMBINED(1)
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Securities...............................................   $ 2,680,825    $2,627,244    $ 5,308,069
Loans....................................................     7,101,201     5,098,647     12,199,848
Total assets.............................................    10,570,538     8,236,362     18,806,900
Total deposits...........................................     8,058,865     6,228,803     14,287,668
Shareholders' equity.....................................       850,697       593,867      1,444,564
Net income...............................................        58,981        52,931        111,912
Per share results:
  Primary................................................          1.52          1.15           1.13
  Fully diluted..........................................          1.52          1.10           1.11

(1) The combined selected pro forma financial information above does not reflect the impact of any other pending acquisition or the anticipated cost savings which will be attained through the merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        ANALYSIS OF FINANCIAL CONDITION
     Total assets at June 30, 1994, were $8.2 billion, a $38.1 million decrease from the balance at the end of 1993. A bulk sale of $109 million of loan-related assets during the first quarter was the principal factor contributing to this decrease. The bulk sale was part of the implementation strategy designed to reduce the amount of problem assets assumed by Southern National upon completion of its acquisition of The First. The assets involved in the sale included nonperforming loans, foreclosed properties and loans which were inconsistent with Southern National's portfolio strategy. In addition, approximately $58 million of jumbo mortgages were sold during the first quarter of 1994 in a separate transaction. Internal growth in earning assets during the second quarter reduced the impact of these sales.
COMPOSITION OF EARNING ASSETS

                                                                                     JUNE 30, 1994         DECEMBER 31, 1993
                                                                                            (DOLLARS IN THOUSANDS)
Securities available for sale..................................................   $  915,010     11.7%    $1,194,230     15.3%
Loans held for sale............................................................       45,327      0.6        316,544      4.1
Investment securities..........................................................    1,712,234     22.0      1,356,102     17.4
Loans and leases, net of unearned income.......................................    5,098,647     65.5      4,838,274     62.2
Other earning assets*..........................................................       12,760      0.2         78,392      1.0
Total earning assets...........................................................   $7,783,978    100.0%    $7,783,542    100.0%
Earning assets as a percent of total assets....................................                  94.5%                   94.1%

* Includes: (i) federal funds sold, (ii) securities purchased under resale agreements and similar arrangements and (iii) interest-bearing bank balances.
     The amortized costs and estimated fair values of securities were as follows:
SECURITIES -- FAIR VALUE AT JUNE 30, 1994

                                                                                              GROSS UNREALIZED
                                                                               AMORTIZED     HOLDING    HOLDING       FAIR
                                                                                  COST        GAINS     LOSSES       VALUE
                                                                                           (DOLLARS IN THOUSANDS)
Securities held to maturity:
  U.S. Treasury.............................................................   $1,023,128    $ 4,289    $19,218    $1,008,199
  U.S. Government agencies and corporations.................................       41,922         49        431        41,540
  States and political subdivisions.........................................       50,052        507        647        49,912
  Mortgage-backed securities................................................      596,446      1,205     39,394       558,257
  Other debt securities.....................................................          686          5          2           689
  Total securities held to maturity.........................................    1,712,234      6,055     59,692     1,658,597
Securities available for sale:
  Mortgage-backed securities................................................      258,159      2,575      5,144       255,590
  U.S. Treasury.............................................................      628,995      2,498     22,270       609,223
  U.S. Government agencies and corporations.................................        9,205        127         43         9,289
  Equity securities.........................................................       40,908         --         --        40,908
  Total securities available for sale.......................................      937,267      5,200     27,457       915,010
  Total securities..........................................................   $2,649,501    $11,255    $87,149    $2,573,607

     The loan and lease portfolio, net of unearned income and loans held for sale, increased $260.4 million over the level at December 31, 1993, an annualized growth rate of 10.8%. Most of this growth occurred in consumer loans and in municipal leases. Management expects the average loan growth rate will remain strong through the second half of the year. The new markets in South Carolina are anticipated to provide opportunities for growth in the commercial loan portfolio, while the new sales/finance division is expected to lead to increased consumer loan demand.
                                       8

     Total deposits decreased by $94.6 million from the balance at December 31, 1993. During the first half, management was not particularly aggressive in growing deposits. Rather, efforts were directed toward the lending function. Additionally, the decline in deposits was affected by seasonality and by tax payments due in the first half of the year. Short-term borrowings increased $375.6 million during this period while long-term debt, primarily Federal Home Loan Bank advances, declined $263.0 million. The application of Southern National's funding strategies to borrowings assumed from the first quarter mergers was the primary reason for this shift in amounts and classifications. The composition of, and strategy employed in the management of, interest-bearing liabilities are further discussed in "ASSET/LIABILITY MANAGEMENT." The following table outlines the fluctuations in and the composition of deposits.
COMPOSITION OF DEPOSITS AND OTHER BORROWINGS

                                                                                     JUNE 30, 1994         DECEMBER 31, 1993
                                                                                            (DOLLARS IN THOUSANDS)
Interest-bearing deposits......................................................   $5,456,205     72.0%    $5,574,694     73.7%
Demand deposits................................................................      772,598     10.2        748,754      9.9
Total deposits.................................................................    6,228,803     82.2      6,323,448     83.6
Short-term borrowings..........................................................    1,131,961     14.9        756,343     10.0
Long-term debt.................................................................      216,686      2.9        479,677      6.4
Total deposits and other borrowings............................................   $7,577,450    100.0%    $7,559,468    100.0%

ASSET QUALITY
     Risk assets, comprised of nonperforming assets ("NPA's") plus loans 90 days or more past due and still accruing, were $38.3 million at June 30, 1994, compared to $36.8 million at year-end 1993. The restatement of prior period credit quality data relating to Regency, Home and The First was an arithmetical function of combining Southern National's data with that of the merged companies. At June 30, 1994, all mergers have been completed and the credit quality statistics are based upon the more conservative criteria utilized by Southern National in identifying problem assets and, as a result, NPA's are higher.
     The allowance for losses as a percentage of loans and leases was 1.37% at

June 30, 1994, and NPA's as a percent of loan-related assets were .70%. As problem assets are resolved and if credit quality improves as anticipated throughout the year, it is expected that the allowance as a percent of loans and leases will decline and the ratio of NPA's to loan-related assets will improve.
     The provision for loan losses in the second quarter of 1994 was $1.5 million, and net charge-offs were only .10% of average loans and leases compared to $4.3 million and .25% for the same period in 1993. The decrease in the provision resulted primarily from this low level of charge-offs and improved asset quality. It is unlikely that net charge-offs will continue at such a low level in future periods. Recoveries during the first half of the year resulted in an unusually low net charge-off percentage. Credit-related statistics relevant to the last five calendar quarters are presented in the accompanying table.
                                       9

                             ASSET QUALITY ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                                                                      AS OF/FOR THE QUARTER ENDED
                                                                          6-30-93    9-30-93    12-31-93    3-31-94    6-30-94
ALLOWANCE FOR LOSSES
  Beginning balance....................................................   $54,598    $56,020    $ 57,697    $69,503    $69,500
  Allowance for acquired loans.........................................        --         --       2,750         --         --
  Provision for losses.................................................     4,291      3,540      19,945      1,171      1,532
  Net charge-offs......................................................    (2,869)    (1,863)    (10,889)    (1,174)    (1,194)
     Ending balance....................................................   $56,020    $57,697    $ 69,503    $69,500    $69,838
RISK ASSETS
  Nonaccrual loans & leases............................................   $44,188    $39,380    $ 28,372    $36,715    $33,077
  Foreclosed property..................................................    28,201     30,132       6,356      4,927      2,652
       Nonperforming assets............................................    72,389     69,512      34,728     41,642     35,729
  Loans 90 days or more past due & still accruing......................     1,270      2,408       2,115        553      2,551
       Total risk assets...............................................   $73,659    $71,920    $ 36,843    $42,195    $38,280
ASSET QUALITY RATIOS
  Nonaccrual loans & leases as percent of total loans & leases.........      0.94%      0.83%       0.59%      0.75%      0.65%
  Nonperforming assets as percent of:
     Total assets......................................................      0.95       0.88        0.42       0.52       0.43
     Loans & leases plus foreclosed property...........................      1.54       1.45        0.72       0.85       0.70
  Risk assets as a percent of loans & leases plus foreclosed
     property..........................................................      1.56       1.50        0.76       0.86       0.75
  Net charge-offs as a percent of average loans & leases...............      0.25       0.16        0.88       0.10       0.10
  Allowance for losses as a percent of loans & leases..................      1.20       1.21        1.44       1.42       1.37
  Ratio of allowance for losses to:
     Net charge-offs...................................................      4.88x      7.74x       1.60x     14.80x     14.62x
     Nonaccrual loans & leases.........................................      1.27       1.47        2.45       1.89       2.11

All line items referring to loans and leases reflect loans and leases, net of unearned income and loans held for sale. Applicable ratios are annualized.
ASSET / LIABILITY MANAGEMENT
     Asset/Liability management activities are designed to assure liquidity and, through the management of Southern National's interest sensitivity position, to achieve relatively stable net interest margins. It is the responsibility of the Asset/Liability Committee ("ALCO") to set policy guidelines and to establish long-term strategies with respect to interest rate exposure and liquidity. The ALCO, which is composed primarily of executive management, meets regularly to review Southern National's interest rate and liquidity risk exposures in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to assure that the potential impact on earnings and liquidity is within conservative standards.
     Liquidity represents a bank's continuing ability to meet its funding needs, primarily deposit withdrawals, timely repayment of borrowings and other liabilities, and draw-downs on loan commitments. In addition to its level of liquid assets, many other factors affect a bank's ability to meet liquidity needs, including access to additional funding sources, total capital position and general market conditions.
     Traditional sources of liquidity include proceeds from maturity of investment securities, repayment of loans and growth in core deposits. Federal funds purchased, repurchase agreements and dollar rolls supplement the traditional sources.
     A prime objective in interest rate risk management is the avoidance of wide fluctuations in net interest income through balancing the impact of changes in interest rates on interest sensitive assets and interest sensitive liabilities. Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the interest rate sensitivity of earnings. This method of analysis is discussed in "INFLATION AND CHANGING INTEREST RATES."
     Balance sheet repositioning is the most efficient and cost effective means of managing interest rate risk and is accomplished through strategic pricing of asset and liability accounts. The expected result of strategic pricing is the development of
                                       10
appropriate maturity and repricing streams in those accounts to produce consistent net income during adverse interest rate environments. The ALCO monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk on the balance sheet. These portfolios are analyzed for proper fixed rate and variable rate "mixes" given a specific interest rate outlook. During 1993 and the first quarter of 1994, the total proportion of floating rate loans increased. At March 31, 1994, loans maturing or repricing in 30 days or less amounted to 38% of all loans outstanding. At June 30, 1994, loans maturing or repricing in 30 days or less decreased by 1% to comprise 37% of all loans outstanding. The classification and maturity of investment securities are summarized in the accompanying table.
SECURITIES

                                                                                                            JUNE 30, 1994
                                                                                                      HELD TO        AVAILABLE FOR
                                                                                                      MATURITY           SALE
                                                                                                   AMORTIZED COST     FAIR VALUE
                                                                                                       (DOLLARS IN THOUSANDS)
U.S. Treasury
  Within one year...............................................................................     $  237,464        $  56,017
  One to five years.............................................................................        785,664          456,735
  Five to ten years.............................................................................             --           96,471
  After ten years...............................................................................             --               --
       Total....................................................................................      1,023,128          609,223
U.S. Government agencies and corporations*
  Within one year...............................................................................          6,157            3,013
  One to five years.............................................................................        211,480           22,162
  Five to ten years.............................................................................        392,503          141,634
  After ten years...............................................................................         28,228           98,070
       Total....................................................................................        638,368          264,879
States and political subdivisions
  Within one year...............................................................................          9,126               --
  One to five years.............................................................................         35,184               --
  Five to ten years.............................................................................          5,742               --
  After ten years...............................................................................             --               --
       Total....................................................................................         50,052               --
Other securities
  Within one year...............................................................................             --               --
  One to five years.............................................................................             10               --
  Five to ten years.............................................................................            676               --
  After ten years...............................................................................             --               --
       Total....................................................................................            686               --
       Total debt securities....................................................................      1,712,234          874,102
Equity securities...............................................................................             --           40,908
       Total securities.........................................................................     $1,712,234        $ 915,010

* Included in U.S. Government agencies and corporations are mortgage-backed securities totaling $851,435,000. These securities are included in each of the categories based upon final stated maturity dates. The original contractual lives of these securities range from five to 30 years; however, a more realistic average maturity would be substantially shorter.
     During the first six months of 1994, management utilized strategies that effectively added fixed rate assets and variable rate liabilities to the balance sheet. U.S. Treasury and mortgage-backed agency securities were added, which were funded through repurchase agreements. Southern National entered into indexed amortizing swaps in which the corporation receives a fixed rate and pays a variable rate. Both of these actions lowered the interest sensitivity of the corporation to a neutral position and increased the corporation's earnings.
                                       11

     Interest rate volatility often increases to the point that balance sheet repositioning through the use of account repricing cannot occur rapidly enough to avoid adverse net income effects. At those times, and when customer demand and competition are such that account repricing is not sufficient, off-balance sheet or synthetic hedges are utilized. During the first six months of 1994, management used interest rate swaps, caps and floors to supplement balance sheet repositioning. The counterparties to these transactions were large commercial banks and investment banks, all of which were approved by the ALCO. Annually, the counterparties are reviewed for creditworthiness by Southern National's credit policy group.
     Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to transform the repricing characteristics of an asset or liability from a fixed to a floating rate, a floating rate to a fixed rate, or even one floating rate to another floating rate. The underlying principal positions are not affected. Swap terms generally range from one year to seven years depending on the need. At June 30, 1994, off-balance sheet derivative financial instruments with a total notional value of $667 million, with terms ranging up to seven years, were outstanding. The following tables set forth certain information concerning Southern National's derivative instruments at June 30, 1994:

               OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS
                                 JUNE 30, 1994
                             (DOLLARS IN THOUSANDS)


INTEREST RATE SWAPS
                                                                                         NOTIONAL    RECEIVE    PAY      FAIR

TYPE                                                                                      AMOUNT      RATE      RATE     VALUE
Receive Fixed Swaps...................................................................   $550,000      5.98%    4.26%   $(6,776)
Pay Fixed Swaps.......................................................................     67,426      4.39     5.14      2,138
Basis Protection......................................................................     50,000      --        --       --
Total.................................................................................   $667,426      5.81%    4.35%   $(4,638)





YEAR-TO-DATE ACTIVITY REPORT
                                                                                RECEIVE      PAY FIXED      BASIS
                                                                              FIXED SWAPS      SWAPS      PROTECTION      TOTAL
Balance, December 31, 1993................................................    $ 150,000      $63,094     $  400,000    $ 613,094
Additions.................................................................      550,000        9,000             --      559,000
Maturities/Amortizations..................................................      (50,000)      (4,668)       (50,000)    (104,668)
Terminations..............................................................     (100,000)          --       (300,000)    (400,000)
Balance, June 30, 1994....................................................    $ 550,000      $67,426     $   50,000    $ 667,426




                                                                                 ONE YEAR    ONE TO FIVE    FIVE TO 10
MATURITY SCHEDULE                                                                 OR LESS        YEARS         YEARS        TOTAL
Receive Fixed Swaps...........................................................   $    --      $ 550,000      $     --     $550,000
Pay Fixed Swaps...............................................................     3,836         39,764        23,826       67,426
Basis Protection..............................................................    50,000             --            --       50,000
Total.........................................................................   $53,836      $ 589,764      $ 23,826     $667,426

     As of June 30, 1994, unamortized deferred premiums from new swap transactions and realized deferred losses from terminated swap transactions were $1.9 million and $1.4 million, respectively. The unamortized deferred premiums will be recognized over the next three years and the realized deferred losses will be recognized over the next year. The combination of active and terminated transactions resulted in income of $237 thousand during the second quarter. For the six months ended June 30, 1994, these transactions resulted in expense of $331 thousand.
     Management feels that interest rates will trend higher for the remainder of 1994. Also, management held the opinion that earnings would be at risk if the prime rate did not change as quickly as the cost of funding. To protect against this risk,
                                       12

Southern National entered into $300 million of interest rate corridors during late 1993. Subsequently, the prime rate has proven to adjust quicker than management estimated; therefore, the protection provided by the corridors was no longer needed and these instruments were terminated early in the second quarter of 1994. As a result of Southern National's on-balance sheet repositioning and off-balance sheet hedging, the negative impact of a gradual, historically influenced 200 basis point rise over 12 months in interest rates is projected to be only 1.9% of net income. Stated in terms of earnings per share, a rise of gradual, historically influenced 200 basis points in interest rates is projected to decrease earnings by less than one-half cent per share for the remaining six months of 1994. Conversely, if interest rates were to gradually, historically decline 100 basis points over 12 months, the impact on net income would be an increase of approximately 1.0%, compared to a flat interest rate scenario.
     Management expects that an expanding economic environment and restrictive monetary policy by the Federal Reserve Board ("FRB") during 1994 will justify the current positioning of Southern National's interest rate sensitivity. Events will be monitored during the course of the year to determine appropriate adjustments to balance sheet and off-balance sheet hedges.
INFLATION AND CHANGING INTEREST RATES
     The majority of assets and liabilities of financial institutions are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and the efforts of the FRB to regulate money and credit conditions have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, Southern National is positioned to respond to changing interest rates and inflationary trends.
     Simulation Analysis takes into account the current contractual agreements that Southern National has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors Southern National's interest sensitivity by means of a computer-based asset/liability model that incorporates current volumes and rates, maturity streams, repricing opportunities and anticipated growth. The model calculates an earnings estimate based on current portfolio balances and rates, less any balances that are scheduled to reprice or mature. Balances and rates that will replace the previous balances and any anticipated growth are added. This level of detail is needed to correctly simulate the effect that changes in interest rates and anticipated balances will have on the earnings of Southern National. This method is subject to the assumptions that underlie the process, but it presents a better simulation of the true earnings outlook as a whole.
     In reviewing the accompanying table, "Interest Sensitivity Simulation Analysis," it is important to note that such analysis represents the sensitivity position as of a point in time and can be changed significantly by management within a short time period. Care should also be taken in noting that this tabular data does not reflect the impact of a change in the credit quality of Southern National's assets and liabilities. To attempt to quantify the potential change in net income, given a change in interest rates, various interest rate scenarios are applied to the projected balances, maturities and repricing opportunities. The resulting change in net income reflects the level of sensitivity that net income has in relation to changing interest rates. The Instantaneous Parallel rate shocks assume that all interest-bearing assets and liabilities move simultaneously and instantaneously in magnitude and direction. The Gradual Historical rate shocks assume that individual interest-bearing assets and liabilities move gradually over a twelve-month time period in correlation to its historical relationship with the assumed change in the Prime rate. For example, Southern National's Money Market Account rate has historically changed only one-third as much as the Prime rate.
                                       13

INTEREST SENSITIVITY SIMULATION ANALYSIS

  INTEREST         REFERENCE RATE       ANNUALIZED
RATE SCENARIO                MONEY       PERCENTAGE
INSTANTANEOUS               MARKET      CHANGE IN
  PARALLEL        PRIME     ACCOUNT     NET INCOME
   +4.00%         11.25%      6.47%        (40.4)%
   +3.00          10.25       5.47         (30.3)
   +2.00           9.25       4.47         (20.1)
   +1.00           8.25       3.47         (10.0)
 No change         7.25       2.47           -0-
   -1.00           6.25       1.47          10.0
   -2.00           5.25       0.47          19.7
   -3.00           4.25       0.00          24.3
   -4.00           3.25       0.00          24.0
   GRADUAL
 HISTORICAL
   +2.00           9.25       3.13         (1.88)
   -1.00           6.25       2.14          0.92

     A comprehensive policy has been developed for setting parameters for the management of interest rate risk as defined by the results of the model's output. Management has set policy guidelines that interest sensitive assets should remain between 150% and 50% of interest sensitive liabilities for all periods. Management has also stated that earnings should not fluctuate more than 5% up or down given each 1% change in rates over a 12-month period. To control that variance, and to manage the balance sheet consistently with any projected interest rate environment, management uses a number of natural or on-balance sheet strategies as well as off-balance sheet strategies as discussed in "ASSET/LIABILITY MANAGEMENT."
CAPITAL ADEQUACY AND RESOURCES
     The maintenance of appropriate levels of capital is a management priority. Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors. Southern National's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide future growth and compliance with all regulatory standards.
     Shareholders' equity at June 30, 1994, was $593.9 million versus $564.9 million at December 31, 1993. As a percentage of assets, total shareholders'

equity was 7.2% at June 30, 1994, compared to 6.8% at year-end 1993. Southern National's book value per common share at June 30, 1994, was $11.98, versus $11.42 at December 31, 1993.
     Southern National's internal capital formation rate (net income less dividends as a percentage of average equity, annualized) was 12.9% for the first six months of 1994. Average shareholders' equity as a percentage of average assets was 7.2% and 7.7% for the six months ended June 30, 1994 and 1993,

respectively.
     Tier 1 and total risk-based capital ratios at June 30, 1994, were 12.9% and 14.1%, respectively. The Tier 1 leverage ratio was 7.2%. These capital ratios measure the capital to risk-adjusted assets and off-balance sheet items as defined by FRB guidelines. An 8% minimum of total capital to risk-adjusted assets is required. One-half of the 8% minimum must consist of tangible common shareholders' equity. The leverage ratio, established by the FRB, measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards.
ANALYSIS OF RESULTS OF OPERATIONS
     Earnings for the first six months of 1994 and 1993 were $52.9 million and $20.7 million, respectively. On a fully diluted per share basis, net income for the six months ended June 30, 1994, was $1.10, compared to $.43 for the same period in 1993. The accompanying table presents a comparison of major income statement line items for the relevant periods.
                                       14

COMPONENTS OF NET INCOME

                                                                                    FOR THE THREE           FOR THE SIX
                                                                                        MONTHS                 MONTHS
                                                                                    ENDED JUNE 30,         ENDED JUNE 30,

                                                                                   1994       1993        1994        1993

(DOLLARS IN THOUSANDS)
Net interest income............................................................   $79,123    $76,887    $157,681    $151,680
Provision for loan and lease losses............................................     1,532      4,291       2,703       7,953
Noninterest income.............................................................    19,125     21,367      42,343      53,621
Noninterest expense............................................................    55,958     61,286     116,356     125,377
Income before income taxes.....................................................    40,758     32,677      80,965      71,971
Income taxes...................................................................    13,874     10,049      28,034      24,103
Income before cumulative effect................................................    26,884     22,628      52,931      47,868
Less: cumulative effect, net of income taxes...................................        --         --          --      27,217
Net income.....................................................................   $26,884    $22,628    $ 52,931    $ 20,651

     As shown in the table, earnings for the first six months of 1993 were impacted by the effect of changes in accounting principles. See Note E of "Notes to Consolidated Financial Statements" for additional information on changes in accounting principles.
NET INTEREST INCOME
     Net interest income on a fully taxable equivalent ("FTE") basis was $163.8 million for the first six months of 1994 compared to $156.8 million for the same period in 1993, a 5% increase. Average earning assets during the first six months of 1994 were $7.6 billion, an increase of $640 million, or 9%, over 1993. Factors impacting the changes in volume were the purchase of East Coast Savings Bank, SSB ("East Coast") in October 1993 and internal growth. The accompanying table presents an analysis of net interest income and related changes for the six months ended June 30, 1994 and 1993.
                                       15

                  NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
                FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                             (DOLLARS IN THOUSANDS)

FULLY TAXABLE EQUIVALENT                   AVERAGE BALANCE       YIELD/RATE      INCOME/EXPENSE     INCREASE     CHANGE DUE TO
                                          1994        1993     1994    1993     1994      1993    (DECREASE)    RATE    VOLUME
ASSETS
Securities(1):
  U.S. Treasury, Government and
     other............................ $2,489,072  $2,071,692  6.08%   6.83%  $ 75,633  $ 70,699   $   4,934  $ (8,299) $13,233
  States and political subdivisions...     52,842      51,083  7.86    8.55      2,076     2,185        (109)     (182)      73
     Total securities(5)..............  2,541,914   2,122,775  6.11    6.87     77,709    72,884       4,825    (8,481)  13,306
Other earning assets(2)...............     46,872     108,689  2.59    2.82        608     1,530        (922)     (112)    (810)
Loans and leases, net of unearned
  income(1)(3)(4)(6)..................  5,059,026   4,776,359  7.91    8.46    200,078   201,986      (1,908)  (13,492)  11,584
     Total earning assets.............  7,647,812   7,007,823  7.28    7.89    278,395   276,400       1,995   (22,085)  24,080
     Non-earning assets...............    447,070     460,065
       Total assets................... $8,094,882  $7,467,888
LIABILITIES AND SHAREHOLDERS' EQUITY
Total interest-bearing deposits....... $5,418,088  $5,422,291  3.31    3.71     89,696   100,491     (10,795)  (10,717)     (78)
Short-term borrowings.................    917,802     433,954  3.39    3.44     15,575     7,465       8,110      (102)   8,212
Long-term debt........................    266,034     336,618  6.98    6.93      9,281    11,661      (2,380)       81   (2,461)
  Total interest-bearing
     liabilities......................  6,601,924   6,192,863  3.47    3.86    114,552   119,617      (5,065)  (10,738)   5,673
  Demand deposits.....................    837,786     577,051
  Other liabilities...................     74,624     122,989
  Shareholders' equity................    580,548     574,985
  Total liabilities and shareholders'
     equity........................... $8,094,882  $7,467,888
Net yield on earning assets...........                         4.28%   4.47%  $163,843  $156,783   $   7,060  $(11,347) $18,407
Taxable equivalent adjustment.........                                        $  6,162  $  5,103

(1) Yields related to investment securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes federal funds sold, securities purchased under resale agreements or similar arrangements, and interest-bearing bank balances.
(3) Loan fees, which are not material for either of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5) Includes securities available for sale based on fair value in 1994 and lower of amoritized cost or market in 1993.
(6) Includes loans held for sale based on lower of amortized cost or market.
(7) There are no significant out-of-period adjustments.
                                       16

     The net yield FTE for the first six months of 1994 was 4.28%, compared to 4.47% for the same period in 1993 and 4.29% for the first quarter of 1994. The factors contributing to the decline in the first six months of 1994, compared to the same period in 1993, were (i) overall interest rate environment; (ii) prepayments on higher yielding mortgage loans increased as consumers refinanced at lower rates; and (iii) the acquisition of thrift assets and liabilities with historically narrower spreads. The 1994 mergers with Regency, Home and The First totaled more than $2.4 billion in thrift assets which had a negative impact of approximately 30 basis points on Southern National's net yield, as originally reported. Repricing of deposits, on-and-off balance sheet hedging and other active asset/liability management techniques will continue to be utilized in 1994, as they were in 1993, to effectively manage the net yield.
                  NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
               FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                           (DOLLARS IN THOUSANDS)

FULLY TAXABLE EQUIVALENT                    AVERAGE BALANCE       YIELD/RATE      INCOME/EXPENSE     INCREASE    CHANGE DUE TO
                                             1994        1993     1994    1993     1994      1993    (DECREASE)   RATE    VOLUME
ASSETS
Securities(1):
  U.S. Treasury, Government and other... $2,539,319  $2,156,966  6.02%   6.62%  $ 38,219  $ 35,717   $  2,502   $(3,449) $ 5,951
  States and political subdivisions.....     52,760      46,038  7.89    8.96      1,041     1,031         10      (131)     141
     Total securities(5)................  2,592,079   2,203,004  6.06    6.67     39,260    36,748      2,512    (3,580)   6,092
Other earning assets(2).................     45,293      83,865  2.61    2.48        296       520       (224)       27     (251)
Loans and leases, net of unearned
  income(1)(3)(4)(6)....................  5,057,460   4,823,994  8.06    8.42    101,891   101,492        399    (4,402)   4,801
     Total earning assets...............  7,694,832   7,110,863  7.35    7.81    141,447   138,760      2,687    (7,955)  10,642
     Non-earning assets.................    451,019     473,174
       Total assets..................... $8,145,851  $7,584,037
LIABILITIES AND SHAREHOLDERS' EQUITY
Total interest-bearing deposits......... $5,461,268  $5,435,088  3.31    3.64     45,137    49,398     (4,261)   (4,498)     237
Short-term borrowings...................  1,031,499     460,474  3.72    3.29      9,598     3,787      5,811       557    5,254
Long-term debt..........................    228,524     371,808  7.68    6.57      4,385     6,105     (1,720)      909   (2,629)
     Total interest-bearing
       liabilities......................  6,721,291   6,267,370  3.52    3.78     59,120    59,290       (170)   (3,032)   2,862
     Demand deposits....................    770,567     596,432
     Other liabilities..................     71,875     137,664
     Shareholders' equity...............    582,118     582,571
     Total liabilities and shareholders'
       equity........................... $8,145,851  $7,584,037
Net yield on earning assets.............                         4.28%   4.47%  $ 82,327  $ 79,470   $  2,857   $(4,923) $ 7,780
Taxable equivalent adjustment...........                                        $  3,204  $  2,583

(1) Yields related to investment securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes federal funds sold, securities purchased under resale agreements or similar arrangements, and interest-bearing bank balances.
(3) Loan fees, which are not material for either of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5) Includes securities available for sale based on fair value in 1994 and lower of amoritized cost or market in 1993.
(6) Includes loans held for sale based on lower of amortized cost or market.
(7) There are no significant out-of-period adjustments.

     Hedging strategies have been used in the past and will be utilized in the future to reduce sensitivity to interest rate movements. Southern National continues to evaluate new avenues of interest-based and fee-based income through its Strategic Planning Committee and other special task force groups. NONINTEREST INCOME
     Noninterest income for the six months ended June 30, 1994, was $42.3 million, compared to $53.6 million for the same period in 1993. Securities gains were $954 thousand in 1994, compared to $14.0 million in 1993.
     Service charges on deposit accounts were essentially flat for the first six months in 1994 and 1993, decreasing by 1%. Several factors accounted for this scenario. First, Southern National has been very successful in promoting the "Select Banking" program, particularly to new customers acquired through mergers and Resolution Trust Corporation transactions. Many service fees are waived for "Select Banking" customers. Second, because of competitive considerations, Southern National has decreased the percentage of deposit insurance expense passed through to customers. Third, in an effort to develop customer loyalty, in the first quarter of 1994 Southern National waived certain service charges for customers acquired through the mergers with Regency, Home and The First.
     Nondeposit fees and commissions decreased slightly in the first six months of 1994 totaling $14.7 million in 1994 versus $15.5 million in 1993. This decline was primarily caused by a $1.4 million decrease in mortgage banking fees, while all other categories of nondeposit fees and commissions rose slightly.
     Gains on sales of mortgage loans were $1.2 million for the first six months of 1994, compared to $2.5 million for the same period in 1993, a 51% decrease caused by a rapid increase of interest rates during the first six months of

1994. The 1994 amount included approximately $1.1 million realized from the sale of jumbo mortgages discussed earlier. Option income generated by the writing of covered call options on securities available for sale was $1.4 million for the first six months of 1994. This significant contribution to other noninterest income will be difficult to maintain in future periods;

however, other fee-based initiatives are being studied and are expected to add to earnings in future quarters. Income from a newly-formed insurance subsidiary is anticipated to increase as the year progresses.
     The area of noninterest income continues to receive additional emphasis as Southern National seeks to enhance its sources of fee income. The expanding and highly competitive environment in which financial institutions operate has elevated the importance of developing new sources of noninterest income. NONINTEREST EXPENSE
     Noninterest expense was $116.4 million for the first six months of 1994, compared to $125.4 million for the same period a year ago. Efficiencies of scale realized after the mergers with Regency, Home and The First in the first quarter of 1994 favorably impacted the level of noninterest expense. In addition, special accruals and expenses led to an elevated level of noninterest expense in the first six months of 1993. These items included accelerated depreciation or retirement of certain technology-related equipment and early buyouts of employment contracts. Because of a significantly lower level of foreclosed property in 1994 versus 1993, foreclosed property expense for the first half of 1994 was only $1.1 million compared to $5.9 million for the same period last year.
     Corporate expansion during last year had an impact on noninterest expense. On October 7, 1993, Southern National acquired East Coast in a transaction accounted for as a purchase. Consequently, the first six months of 1994 reflect the impact of the operating costs associated with this institution, whereas the first six months of 1993 did not include any expenses related to this acquisition.
PROVISION FOR INCOME TAXES
     Federal income taxes increased from $24.1 million for the six months ended June 30, 1993, to $28.0 million for the same period in 1994 due to higher pre-tax income. The effective tax rate increased from 33.5% for the first six months of 1993 to 34.6% for the first six months of 1994. This increase in the effective tax rate was due to an increase in the statutory tax rate from 34%

to 35% offset partially by an increase in tax-exempt investment income.

                           PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In June 1991, the trustee in bankruptcy for Kenyon Home Furnishings, Ltd. ("Kenyon") filed an adversary proceeding against Southern National Bank of North Carolina ("SNBNC") in the United States Bankruptcy Court for the Middle District of North Carolina. The trustee alleges that American Bank and Trust Company ("American"), which was acquired by SNBNC in October 1989, aided and abetted Kenyon's officers in defrauding Kenyon's creditors and others. The trustee seeks to recover more than $40 million in damages. The trustee also filed separate proceedings against a number of other persons, corporations and financial institutions seeking identical damages. In these actions, the trustee is seeking to recover attorney's fees and treble damages. The claim addresses events and circumstances occurring on or before October 31, 1989, the date SNBNC acquired American. The case is in the discovery stage and SNBNC is vigorously defending this action. Based on information presently available to Southern National, management believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or consolidated results of operations of Southern National.
     In July 1993, the trustee in bankruptcy for Florida Hotel Properties Limited Partnership ("Florida") filed an adversary proceeding against SNBNC in the United States Bankruptcy Court for the Western District of North Carolina. The trustee alleges that SNBNC aided and abetted Florida's officers in defrauding Florida through SNBNC's handling of deposit accounts from which Florida allegedly made fraudulent transfers to third parties by check and/or wire transfer. The trustee seeks to recover compensatory damages in excess of $10,000, equitable subordination of any claim filed by SNBNC in the Florida bankruptcy, treble damages plus interest and attorney's fees. The trustee also filed separate proceedings against a number of other persons, corporations and financial institutions seeking damages. Southern National filed a motion for judgment on the pleadings. This motion was denied. An order for discovery has been entered. The case is in an early procedural stage, and SNBNC is vigorously defending this action. Based on information presently available to Southern National, management believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or consolidated results of operations of Southern National.
     In August 1993, the trustee for Southeast Hotel Properties Limited Partnership Claims Liquidating Trust ("Southeast") filed an action against SNBNC in the United States District Court for the Western District of North Carolina. The trustee alleges that SNBNC aided and abetted Southeast's officers in defrauding Southeast through SNBNC's handling of deposit accounts from which Southeast allegedly made fraudulent transfers to third parties by check and/or wire transfer. The trustee seeks to recover compensatory damages as established at trial, punitive damages, exemplary damages, treble damages and attorney's fees. The total amount of damages sought by the trustee from SNBNC, including amounts sought by the trustee from immediate transferees of Southeast, exceeds $7,501,000. The damages stated by the trustee do not reflect any offsets which appear available or amounts which should be recovered by the trustee from third parties. The trustee also filed separate proceedings against a number of other persons, corporations and financial institutions seeking damages. Southern National filed a motion for judgment on the pleadings. This motion was denied. An order to discovery has been entered. The case is in an early procedural stage, and SNBNC is vigorously defending this action. The case has been consolidated with the Florida adversary proceeding for trial as the allegations refer to related entities. Based on information presently available to Southern National, management believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or results of operations of Southern National.
     Southern National Bank of South Carolina ("SNBSC") as successor in interest by merger to The First Savings Bank ("Bank") is a defendant in a lawsuit filed in 1991 in the Court of Common Pleas, Thirteenth Judicial Circuit, State of South Carolina against The First Savings Bank. On May 21, 1993, a jury awarded the plaintiffs a $4.1 million judgment against the Bank consisting of $500,000 in actual damages and $3.6 million in punitive damages for allegedly acting as a control person and aiding and abetting a state securities law violation. The plaintiffs, limited partners in a failed venture to construct and operate a residential health care facility for senior citizens, alleged that the Bank, as an escrow agent and lender for the project, knew or should have known that its loan commitment was insufficient and that the Bank was therefore responsible for the losses suffered by the limited partners resulting from the actions of the general partners.
     Prior to this case going to jury, the Bank made a motion for directed verdict which was not granted. Rule 50(b) of the South Carolina Rules of Civil Procedure states that when a motion for directed verdict is not granted, the Court is deemed to have submitted the action to the jury subject to a later determination of the legal question raised in the motion. After the jury verdict, the Bank renewed that motion in the form of a motion for judgment not withstanding the verdict, as well as an alternative motion for a new trial. This motion and the plaintiff's petition for legal fees, costs and interest were argued before Circuit Judge on June 22, 1993. The Bank's motion was granted as to plaintiff's "control person" theory of liability, but
                                       19
denied as to plaintiff's aiding and abetting violations of securities laws theory of liability. The request for a new trial was also denied. As a result, the judgment remains in effect, but has been appealed. It is the opinion of the Bank's legal counsel that it is not probable that a loss in the amount of the present jury verdict will be incurred by SNBSC. Furthermore, if a loss ultimately is incurred following appeals, it is not probable that the loss would exceed $750,000. Therefore, it is management's opinion, based upon counsel's analysis of the outcome of the suit, that any future liability arising from this suit will not have a material adverse effect on the consolidated financial position or results of operations of Southern National.
     The nature of the business of Southern National's banking subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of Southern National are involved in various other claims and lawsuits, all of which are considered incidental to the conduct of its business.
ITEM 5. OTHER EVENTS -- ACQUISITIONS AND PLANNED MERGERS
     (a) On June 1, 1994, Southern National completed its acquisition of McLean, Brady & McLean Agency, Inc. of Lumberton, North Carolina in a transaction accounted for as a purchase. McLean, Brady & McLean Agency, Inc. and insurance subsidiaries acquired in The First and East Coast mergers will combine to form Southern National Insurance Services, Inc., allowing Southern National to offer a full line of insurance products to its customers.
     (b) On June 6, 1994, Southern National completed its acquisition of Leasing Associates, Inc. of Anderson, South Carolina in a transaction accounted for as a purchase. The Leasing Associates, Inc. merger with Southern National Leasing Corp. gives Southern National Leasing a direct presence in South Carolina.
     (c) On August 1, 1994, Southern National Corporation and BB&T Financial Corporation jointly announced the signing of a definitive agreement to merge. See Note F of "Notes to Consolidated Financial Statements" for additional information on the merger.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibit 11 -- "Computation of Earnings Per Share" is included herein.
     (b) Southern National filed two Form 8-K/A's dated April 15, 1994 and June 6, 1994, respectively, to amend the Current Report on Form 8-K referred to in the first quarter Form 10-Q. This Form 8-K was dated February 11, 1994, and covered the completion of the acquisition of The First Savings Bank, FSB on January 28, 1994.
         On August 8, 1994, pursuant to the merger described in Note F of "Notes to Consolidated Financial Statements," Southern National filed a Form 8-K depicting the proposed timetable for completion of the merger and selected financial information for the combined companies.
                                       20

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         SOUTHERN NATIONAL CORPORATION
                                         (REGISTRANT)
Date:
                                         By: /s/        L. GLENN ORR, JR.
                                                    L. GLENN ORR, JR.,
                                               CHAIRMAN, PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER
Date:
                                         By: /s/        SHERRY A. KELLETT
                                                    SHERRY A. KELLETT,
                                               EXECUTIVE VICE PRESIDENT AND
                                                         CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)
                                       21