Form 10-Q
period 1994-09-30
SOUTHERN NATIONAL CORP /NC/
filed 1994-11-14
CIK 92230

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        For the quarterly period ended:
                               SEPTEMBER 30, 1994
                        Commission file number: 1-10853
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

                                 (910) 671-2000
              (Registrant's telephone number, including area code)
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
At November 4, 1994, 44,084,946 shares of the registrant's common stock, $5 par value, were outstanding.
     This Form 10-Q has 24 pages. The Exhibit Index is included on page 22.

                         SOUTHERN NATIONAL CORPORATION
                                   FORM 10-Q
                               SEPTEMBER 30, 1994
                                     INDEX

                                                                                                                       PAGE NO.
Part I. FINANCIAL INFORMATION
     Item 1. Financial Statements (Unaudited)                                                                                3
               Consolidated Financial Statements                                                                             3
               Notes to Consolidated Financial Statements                                                                    6
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
               Analysis of Financial Condition                                                                               8
               Asset/Liability Management                                                                                   10
               Inflation and Changing Interest Rates                                                                        14
               Capital Adequacy and Resources                                                                               15
               Analysis of Results of Operaitons                                                                            15
Part II. OTHER INFORMATION
     Item 1. Legal Proceedings                                                                                              21
     Item 5. Other Events -- Acquisitions                                                                                   22
     Item 6. Exhibits and Reports on Form 8-K                                                                               22
SIGNATURES                                                                                                                  23
EXHIBIT 11
EXHIBIT 27 Included with electronically-filed document only.

                                       2

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                                       1994             1993
                                                                                                    (UNAUDITED)
ASSETS
  Cash and due from depository institutions.....................................................    $   281,156      $  283,909
  Interest-bearing bank balances................................................................          1,639          64,954
  Federal funds sold and securities purchased under resale agreements or similar arrangements...        122,600          13,438
  Securities available for sale.................................................................        892,638       1,194,230
  Loans held for sale...........................................................................         33,387         316,544
  Securities held to maturity...................................................................      1,758,673       1,356,102
  Loans and leases, net of unearned income of $51,510 in 1994 and $36,945 in 1993...............      5,214,410       4,838,274
     Allowance for losses.......................................................................        (69,298)        (69,503)
       Net loans and leases.....................................................................      5,145,112       4,768,771
  Premises and equipment, net...................................................................        157,231         136,228
  Other assets..................................................................................        109,854         140,294
     Total assets...............................................................................    $ 8,502,290      $8,274,470
LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing deposits..................................................................    $   764,422      $  820,177
  Interest-bearing deposits.....................................................................      5,497,924       5,574,694
     Total deposits.............................................................................      6,262,346       6,394,871
  Short-term borrowings.........................................................................      1,352,073         756,343
  Accounts payable and other liabilities........................................................         67,765          78,715
  Long-term debt................................................................................        210,887         479,677
     Total liabilities..........................................................................      7,893,071       7,709,606
Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares authorized, 770,000 issued
     and outstanding in 1994 and 1993...........................................................          3,850           3,850
  Common stock, $5 par, 120,000,000 shares authorized, 43,488,593 issued
     and outstanding in 1994 and 42,961,214 in 1993.............................................        217,443         214,806
  Paid-in capital...............................................................................        155,566         151,186
  Retained earnings.............................................................................        254,778         199,383
  Unearned compensation.........................................................................         (3,069)         (4,361)
  Net unrealized depreciation on securities available for sale..................................        (19,349)             --
     Total shareholders' equity.................................................................        609,219         564,864
     Total liabilities and shareholders' equity.................................................    $ 8,502,290      $8,274,470

          See accompanying notes to consolidated financial statements.
                                       3

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE PERIODS AS INDICATED
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                           ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                           1994           1993           1994           1993
INTEREST INCOME
  Interest and fees on loans and leases..............................   $   108,826    $   100,766    $   307,007    $   301,347
  Interest and dividends on securities...............................        38,533         35,066        111,977        104,252
  Interest on temporary investments..................................         1,294            400          1,902          1,930
    Total interest income............................................       148,653        136,232        420,886        407,529
INTEREST EXPENSE
  Interest on deposits...............................................        49,010         48,248        138,706        148,739
  Interest on short-term borrowings..................................        14,132          4,928         30,449         12,429
  Interest on long-term debt.........................................         3,669          5,178         12,208         16,803
    Total interest expense...........................................        66,811         58,354        181,363        177,971
NET INTEREST INCOME..................................................        81,842         77,878        239,523        229,558
  Provision for loan and lease losses................................           989          3,540          3,692         11,493
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES........        80,853         74,338        235,831        218,065
NONINTEREST INCOME
  Service charges on deposit accounts................................         8,773          9,260         26,578         27,165
  Nondeposit fees and commissions....................................         8,470          7,083         23,205         22,561
  Securities (losses) gains, net.....................................           (48)           170            906         14,197
  Other income.......................................................         2,030          3,414         10,038          9,625
    Total noninterest income.........................................        19,225         19,927         60,727         73,548
NONINTEREST EXPENSE
  Personnel expense..................................................        29,850         30,349         91,043         91,937
  Occupancy and equipment expense....................................         9,264          9,351         27,019         27,860
  Federal deposit insurance expense..................................         3,505          3,667         10,970         10,328
  Foreclosed property expense........................................           182          1,767          1,271          7,669
  Other expense......................................................        14,175         15,966         42,188         48,683
    Total noninterest expense........................................        56,976         61,100        172,491        186,477
EARNINGS
  Income before income taxes and cumulative effect of changes in
    accounting principles............................................        43,102         33,165        124,067        105,136
  Provision for income taxes.........................................        15,089         11,436         43,123         35,539
  Income before cumulative effect of changes in accounting
    principles.......................................................        28,013         21,729         80,944         69,597
  Less: cumulative effect of changes in accounting principles, net of
    income taxes.....................................................            --             --             --         27,217
  NET INCOME.........................................................        28,013         21,729         80,944         42,380
    Preferred dividend requirements..................................         1,299          1,299          3,897          3,897
    Income applicable to common shares...............................   $    26,714    $    20,430    $    77,047    $    38,483
PER COMMON SHARE
  Net income:
    Primary
      Income before cumulative effect................................   $       .61    $       .49    $      1.76    $      1.57
      Less: cumulative effect, net of income taxes...................            --             --             --            .65
      Net income.....................................................   $       .61    $       .49    $      1.76    $       .92
    Fully diluted
      Income before cumulative effect................................   $       .58    $       .47    $      1.68    $      1.50
      Less: cumulative effect, net of income taxes...................            --             --             --            .59
      Net income.....................................................   $       .58    $       .47    $      1.68    $       .91
    Cash dividends paid..............................................   $       .20    $       .17    $       .54    $       .47
  Average shares outstanding
      Primary........................................................    43,854,243     42,103,062     43,708,933     41,967,319
      Fully diluted..................................................    48,402,479     46,651,347     48,292,039     46,528,792

          See accompanying notes to consolidated financial statements.
                                       4

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                         1994          1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................................   $  80,944    $    42,380
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan and lease losses.............................................................       3,692         11,493
    Depreciation of premises and equipment..........................................................       9,753         11,963
    Amortization of intangibles.....................................................................       1,311          2,160
    Accretion of negative goodwill..................................................................        (835)            --
    Amortization of unearned compensation...........................................................       1,292             --
    Discount accretion and premium amortization on securities.......................................       2,512          4,318
    Gain on sales of securities, net................................................................        (906)       (14,197)
    Gain on sales of trading account securities, net................................................        (656)          (621)
    Gain on sales of loans, net.....................................................................      (1,257)        (4,312)
    Net (gain) loss on disposals of premises and equipment..........................................      (1,244)            59
    Net loss on foreclosed property and other real estate owned.....................................         310          2,305
    Proceeds from sales of trading account securities, net of purchases.............................         656            621
    Proceeds from sales of loans held for sale......................................................     558,419        637,629
    Purchases of loans held for sale................................................................          --        (73,729)
    Origination of loans held for sale, net of principal collected..................................    (279,308)      (504,588)
    Decrease (increase) in:
      Accrued interest receivable...................................................................       1,041            400
      Other assets..................................................................................      18,217         (1,503)
    Increase in:
      Accrued interest payable......................................................................       3,259         11,357
      Accounts payable and other liabilities........................................................         844         33,339
         Net cash provided by operating activities..................................................     398,044        159,074
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sales of available for sale securities............................................     283,059        292,519
    Proceeds from maturities of available for sale securities.......................................     159,054          2,424
    Proceeds from sales of held to maturity securities..............................................          --        116,993
    Proceeds from maturities of held to maturity securities.........................................     361,623        300,664
    Purchases of available for sale securities......................................................    (163,396)            --
    Purchases of held to maturity securities........................................................    (769,623)    (1,099,711)
    Purchases of loans..............................................................................          --           (214)
    Proceeds from sales of loans receivable and servicing rights....................................          --         46,218
    Leases made to customers........................................................................     (32,798)       (30,172)
    Principal collected on leases...................................................................      31,253         25,779
    Loan originations, net of principal collected...................................................    (375,371)      (298,114)
    Net cash acquired in transactions accounted for under the purchase method of accounting.........         229          6,833
    Proceeds from disposals of premises and equipment...............................................       3,543          1,506
    Purchases of premises and equipment.............................................................     (33,431)       (28,242)
    Proceeds from sales of foreclosed property......................................................       9,578         19,001
    Proceeds from sales of other real estate owned..................................................       9,259          5,663
         Net cash used in investing activities......................................................    (517,021)      (638,853)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (decrease) increase in deposits.............................................................    (132,525)        96,541
    Net increase in short-term borrowings...........................................................     586,766        243,991
    Proceeds from long-term debt....................................................................         704        256,368
    Repayment of long-term debt.....................................................................    (269,494)      (197,760)
    Net proceeds from common stock issued...........................................................       2,169          2,972
    Cash dividends paid on common and preferred stock...............................................     (25,549)       (17,888)
         Net cash provided by financing activities..................................................     162,071        384,224
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................................      43,094        (95,555)
CASH AND CASH EQUIVALENTS AT JANUARY 1..............................................................     362,301        372,820
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30...........................................................   $ 405,395    $   277,265

          See accompanying notes to consolidated financial statements.
                                       5

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (UNAUDITED)
A. BASIS OF PRESENTATION
   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Southern National Corporation and subsidiaries ("Southern National") as of September 30, 1994, the results of operations for the three and nine months ended September 30, 1994 and 1993 and cash flows for the nine months ended September 30, 1994 and 1993.
   The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q, and, therefore, do not necessarily include all disclosures required under generally accepted accounting principles. The information contained in the footnotes included in Southern National's latest annual report on Form 10-K, as restated in the consolidated financial statements included in Southern National's Current Report on Form 8-K dated September 26, 1994, should also be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain amounts for prior years have been reclassified to conform with statement presentations for 1994. The reclassifications have no effect on shareholders' equity or net income as previously reported.
B. NEW ACCOUNTING PRONOUNCEMENTS
   In November 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. The statement requires employers to recognize the obligation to provide benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amount can be reasonably estimated. SFAS No. 112 is effective for fiscal years beginning after December 15, 1993. Southern National adopted SFAS No. 112 as of January 1, 1994 and the implementation did not have a material impact on the consolidated financial position or consolidated results of operations.
   In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118, "Accouting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. Southern National has not yet adopted SFAS No. 114; however, the implementation of SFAS No. 114 is not expected to have a material impact on Southern National's consolidated financial position or consolidated results of operations. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994.
   As of January 1, 1994, Southern National adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities. These investments are to be classified in one of three categories: held to maturity, trading and available for sale. Securities classified as available for sale are carried at estimated fair value with unrealized holding gains and losses, net of tax, reported as a separate component of shareholders' equity. Securities classified as held to maturity are carried at amortized cost.
C. CASH AND CASH EQUIVALENTS
   Cash and cash equivalents include cash and due from depository institutions, interest-bearing bank balances, federal funds sold and securities purchased under resale agreements or similar arrangements. Generally, both cash and cash equivalents are considered to have maturities of three months or less.
                                       6

D. NON-CASH INVESTING ACTIVITIES
   Transfers of loans to foreclosed property amounted to $7.0 million and $13.5 million for the nine months ended September 30, 1994 and 1993, respectively. Transfers of securities from the held to maturity category to the available for sale category totaled $6.0 million during the nine months ended September 30, 1994. Transfers of securities from the available for sale category to the held to maturity category totaled $2.2 million for the nine months ended September 30, 1994.
E. ACQUISITIONS AND PENDING MERGER
   On June 1, 1994, Southern National completed its acquisition of McLean, Brady & McLean Agency, Inc. by the issuance of 38,823 shares of Southern National common stock and cash of $86,967. The acquisition was accounted for under the purchase method of accounting, and therefore, the financial information contained herein includes data relevant to the acquiree since the date of acquisition.
   On June 6, 1994, Southern National completed its acquisition of Leasing Associates, Inc. by the issuance of 97,876 shares of Southern National common stock. The acquisition was accounted for under the purchase method of accounting, and therefore, the financial information contained herein includes data relevant to the acquiree since the date of acquisition.
   On November 1, 1994, Southern National completed its acquisition of Prime Rate Premium Finance Corporation, Inc. and related interests, Agency Technologies, Inc. and IFCO, Inc. by the issuance of 590,406 shares of Southern National common stock. The transaction was accounted for under the purchase method of accounting.
   On August 1, 1994, Southern National and BB&T Financial Corporation ("BB&T") jointly announced the signing of a definitive agreement to merge. The transaction will be accounted for under the pooling-of-interests method in which BB&T shareholders will receive 1.45 shares of the common stock of the resulting company for each share of BB&T stock held. The merger is expected to be completed during the first quarter of 1995. The market transaction has an indicated total value of $2.2 billion based on July 29, 1994 closing prices of the stock of both institutions.
F. CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES
   The "cumulative effect of changes in accounting principles, net of income taxes" of $27,217,000 for the nine months ended September 30, 1993 is comprised of the impact of the adoption of SFAS 106, "Accounting for Postretirement Benefits Other Than Pensions," and SFAS 109, "Accounting for Income Taxes," by Southern National, Regency Bancshares Inc. ("Regency"), Home Federal Savings Bank ("Home") and The First Savings Bank, FSB ("The First"), as well as the effect of the adoption by The First of SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Accordingly, cumulative adjustments have been reflected in the first quarter of 1993. A summary of the components of the adjustment follows:

                                                        INCREASE
                                                      (DECREASE) IN
                                                       NET INCOME
                                                           (IN
                                                       THOUSANDS)
   SFAS 106........................................     $  (8,463)
   Less: taxes.....................................         2,897
   SFAS 72.........................................       (28,019)
   SFAS 109........................................         6,368
                                                        $ (27,217)

     The First, Regency and Home had fiscal years ending June 30. However, in connection with the restatement of calendar year 1993, the June 30 fiscal year-ends have been converted to a calendar year format comparable to Southern National's presentation.
                                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        ANALYSIS OF FINANCIAL CONDITION
     Total assets at September 30, 1994 were $8.5 billion, a $227.8 million increase from the balance at December 31, 1993. The increase was driven by growth of $239.8 million in interest-earning assets. Loans and leases, excluding loans held for sale, increased $376.1 million and securities held to maturity increased $402.6 million offset by declines in loans held for sale of $283.2 million and securities available for sale of $301.6 million. Other interest-earning assets, composed of federal funds sold, securities purchased under resale agreements and similar arrangements and interest-bearing bank balances increased $45.8 million, driven by increased federal funds rates during the third quarter. The composition of earning assets is as follows:
COMPOSITION OF EARNING ASSETS

                                                                                  SEPTEMBER 30, 1994       DECEMBER 31, 1993
                                                                                            (DOLLARS IN THOUSANDS)
Securities available for sale..................................................   $  892,638     11.1%    $1,194,230     15.3%
Loans held for sale............................................................       33,387      0.4        316,544      4.1
Securities held to maturity....................................................    1,758,673     21.9      1,356,102     17.4
Loans and leases, net of unearned income.......................................    5,214,410     65.0      4,838,274     62.2
Other assets*..................................................................      124,239      1.6         78,392      1.0
Total earning assets...........................................................   $8,023,347    100.0%    $7,783,542    100.0%
Earning assets as a percent of total assets....................................                  94.4%                   94.1%

* Includes: (i) interest-bearing bank balances, (ii) federal funds sold and
  (iii) securities purchased under resale agreements and similar arrangements. The shift in earning assets from securities available for sale and loans held for sale reflects the increase in interest rates during the year, the first quarter bulk asset sale and improved loan demand. As deposit balances have decreased, loan growth is being funded through sales of available for sale assets and increased short-term borrowings.
     Loan demand, which continues to produce positive results, generated an annualized growth rate in portfolio loans of 10% during the first three quarters of the year. Growth in loans occurred primarily in the commercial and mortgage categories, which increased at annualized rates of 8% and 15%, respectively. Consumer loans grew at an annualized rate of 7% consisting of installment loans, home equity loans and revolving credits, which increased 9%, 7% and 24%, respectively, on an annualized basis.
     Total deposits decreased by $132.5 million from the December 31, 1993 balance because of a combination of Southern National offering less aggressive pricing on certificates of deposits and implementing more aggressive fee structures on transaction accounts than the acquired thrifts. Short-term borrowings increased $595.7 million during this period to fund interest-earning asset growth and reduce long-term debt, consisting primarily of Federal Home Loan Bank advances, by $268.8 million. The application of Southern National's funding strategies to borrowings assumed from the first quarter mergers was the primary reason for this shift in amounts and classifications of other borrowings. The composition and strategy employed in the management of interest-bearing liabilities are further discussed in "ASSET/LIABILITY MANAGEMENT." The following table outlines the composition of deposits and other borrowings.
COMPOSITION OF DEPOSITS AND OTHER BORROWINGS

                                                                                  SEPTEMBER 30, 1994       DECEMBER 31, 1993
                                                                                            (DOLLARS IN THOUSANDS)
Interest-bearing deposits......................................................   $5,497,924     70.2%    $5,574,694     73.1%
Demand deposits................................................................      764,422      9.8        820,177     10.7
Total deposits.................................................................    6,262,346     80.0      6,394,871     83.8
Short-term borrowings..........................................................    1,352,073     17.3        756,343      9.9
Long-term debt.................................................................      210,887      2.7        479,677      6.3
Total deposits and other borrowings............................................   $7,825,306    100.0%    $7,630,891    100.0%

ASSET QUALITY
     Risk assets, comprised of nonperforming assets ("NPA's") plus loans 90 days or more past due and still accruing, were $28.1 million at September 30, 1994, compared to $36.8 million at year-end 1993. At September 30, 1994, the credit quality statistics include the full impact of the first quarter mergers. Attempts to reduce NPA's acquired through the merger with The First have been successful and levels of risk assets at September 30, 1994 were at its lowest level during the year.
     The allowance for losses as a percentage of loans and leases was 1.33% at September 30, 1994 and NPA's as a percentage of loan-related assets were .52%, compared to 1.44% and .72% at December 31, 1993. As problem assets continue to be resolved and credit quality improves in the fourth quarter, it is expected that the allowance as a percentage of loans and leases will continue to decline and the ratio of NPA's to loan-related assets will further improve. The adequacy of the current allowance is evidenced by the increase in the ratio of the allowance to 2.87 times nonaccrual loans and leases from 2.45 times at December 31, 1993, and the other improvements in asset quality ratios.
     The provision for loan and lease losses in the third quarter of 1994 was $1.0 million and annualized net charge-offs were .12% of average loans and leases compared to $3.5 million and .16% from the same period in 1993. The decline in the provision was because of continued improvement in asset quality as problem assets acquired during the first quarter mergers were resolved. Credit-related statistics relevant to the last five calendar quarters are presented in the accompanying table.
                             ASSET QUALITY ANALYSIS
                             (DOLLARS IN THOUSANDS)

                                                                                      AS OF/FOR THE QUARTER ENDED
                                                                          9-30-93    12-31-93    3-31-94    6-30-94    9-30-94
ALLOWANCE FOR LOSSES
  Beginning balance....................................................   $56,020    $ 57,697    $69,503    $69,500    $69,838
  Allowance for acquired loans.........................................        --       2,750         --         --         --
  Provision for loan and lease losses..................................     3,540      19,945      1,171      1,532        989
  Net charge-offs......................................................    (1,863)    (10,889)    (1,174)    (1,194)    (1,529)
     Ending balance....................................................   $57,697    $ 69,503    $69,500    $69,838    $69,298
RISK ASSETS
  Nonaccrual loans & leases............................................   $39,380    $ 28,372    $36,715    $33,077    $24,112
  Foreclosed property..................................................    30,132       6,356      4,927      2,652      3,221
     Nonperforming assets..............................................    69,512      34,728     41,642     35,729     27,333
  Loans 90 days or more past due & still accruing......................     2,408       2,115        553      2,551        754
     Total risk assets.................................................   $71,920    $ 36,843    $42,195    $38,280    $28,087
ASSET QUALITY RATIOS
  Nonaccrual loans & leases as a percentage of total loans & leases....       .83%        .59%       .75%       .65%       .46%
  Nonperforming assets as a percentage of:
     Total assets......................................................       .88         .42        .52        .43        .32
     Loans & leases plus foreclosed property...........................      1.45         .72        .85        .70        .52
  Risk assets as a percentage of loans & leases plus foreclosed
     property..........................................................      1.50         .76        .86        .75        .54
  Net charge-offs as a percentage of average loans & leases............       .16         .88        .10        .10        .12
  Allowance for losses as a percentage of loans & leases...............      1.21        1.44       1.42       1.37       1.33
  Ratio of allowance for losses to:
     Net charge-offs...................................................      7.74x       1.60x     14.80x     14.62x     11.33x
     Nonaccrual loans & leases.........................................      1.47        2.45       1.89       2.11       2.87

All line items referring to loans and leases reflect loans and leases, net of unearned income and loans held for sale. Applicable ratios are annualized.
                                       9

ASSET/LIABILITY MANAGEMENT
     Asset/Liability management activities are designed to assure liquidity and, through the management of Southern National's interest sensitivity position, to achieve relatively stable net interest margins. It is the responsibility of the Asset/Liability Committee ("ALCO") to set policy guidelines and to establish long-term strategies with respect to interest rate exposure and liquidity. The ALCO, which is composed primarily of executive management, meets regularly to review Southern National's interest rate and liquidity risk exposures in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to assure that the potential impact on earnings and liquidity is within conservative standards.
     A prime objective in interest rate risk management is the avoidance of wide fluctuations in net interest income through balancing the impact of changes in interest rates on interest sensitive assets and interest sensitive liabilities. Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the interest rate sensitivity of earnings. This method of analysis is discussed in "INFLATION AND CHANGING INTEREST RATES."
     Balance sheet repositioning is the most efficient and cost effective means of managing interest rate risk and is accomplished through strategic pricing of asset and liability accounts. The expected result of strategic pricing is the development of appropriate maturity and repricing streams in those accounts to produce consistent net income during adverse interest rate environments. The ALCO monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk on the balance sheet. These portfolios are analyzed for proper fixed rate and variable rate "mixes" given a specific interest rate outlook. During 1993 and the first quarter of 1994, the total proportion of floating rate loans increased. During the second and third quarters of 1994, loans maturing or repricing in 30 days or less decreased by 2% to comprise 36% of all loans outstanding.
LIQUIDITY
     Liquidity represents a bank's continuing ability to meet its funding needs, primarily deposit withdrawals, timely repayment of borrowings and other liabilities and funding of loan commitments. In addition to its level of liquid assets, many other factors affect a bank's ability to meet liquidity needs, including access to additional funding sources, total capital position and general market conditions.
     Traditional sources of liquidity include proceeds from maturity of investment securities, repayment of loans and growth in core deposits. Federal funds purchased, repurchase agreements and other short-term borrowings supplement these traditional sources. Management believes liquidity obtainable from these sources will be adequate to meet current requirements.
     Total cash and cash equivalents increased to $405 million at September 30, 1994 compared to $277 million last year. Net cash provided by operating activities for the nine months increased from $159 million to $398 million. This increase was primarily the result of a decrease in the origination of loans held for sale. Southern National traditionally sells its fixed rate mortgage loan production and retains adjustable rate mortgage loans in the portfolio. Because of rising interest rates during the current year, mortgage origination volumes have shifted from fixed rate to adjustable rate loans and mortgage refinancing has been substantially reduced. This activity resulted in a use of funds of $279 million during the current nine months compared to $505 million during the same period last year. Net cash flows used in investing activities decreased from $639 million in 1993 to $517 million in 1994. The primary factor creating the $122 million net decline was a $167 million decrease in purchases of securities. Cash flows provided by financing activities decreased from $384 million to $162 million because of a $229 million net decrease in deposits compared to 1993, and a net $327 million decrease in cash flows related to long-term debt. These decreases were partially offset by a $343 million increase in cash flows from short-term borrowings.
                                       10

     The accompanying table summarizes the classification and maturity of the securities portfolio at September 30, 1994.
SECURITIES

                                                                                                         SEPTEMBER 30, 1994
                                                                                                      HELD TO        AVAILABLE FOR
                                                                                                      MATURITY           SALE
                                                                                                   AMORTIZED COST     FAIR VALUE
                                                                                                       (DOLLARS IN THOUSANDS)
U.S. Treasury
  Within one year...............................................................................     $  165,403        $  53,023
  One to five years.............................................................................        912,278          458,364
  Five to ten years.............................................................................             --           88,527
  After ten years...............................................................................             --               --
       Total....................................................................................      1,077,681          599,914
U.S. Government agencies and corporations*
  Within one year...............................................................................          5,150            4,037
  One to five years.............................................................................        221,693           20,239
  Five to ten years.............................................................................        372,039          132,153
  After ten years...............................................................................         26,774           93,048
       Total....................................................................................        625,656          249,477
States and political subdivisions
  Within one year...............................................................................          8,513               --
  One to five years.............................................................................         36,169               --
  Five to ten years.............................................................................          9,989               --
  After ten years...............................................................................             --               --
       Total....................................................................................         54,671               --
Other securities
  Within one year...............................................................................             10               --
  One to five years.............................................................................             --               --
  Five to ten years.............................................................................            655               --
  After ten years...............................................................................             --               --
       Total....................................................................................            665               --
       Total debt securities....................................................................      1,758,673          849,391
Equity securities...............................................................................             --           43,247
       Total securities.........................................................................     $1,758,673        $ 892,638

* Included in U.S. Government agencies and corporations are mortgage-backed securities totaling $584,805,000 classified as held to maturity and carried at amortized cost and $240,342,000 classified as available for sale and carried at estimated fair value. These securities are included in each of the categories based upon final stated maturity dates. The original contractual lives of these securities range from five to 30 years; however, a more realistic average maturity would be substantially shorter.
                                       11

     Estimated market values and related unrealized holding gains and losses in the securities portfolio are illustrated in the table below.
SECURITIES -- FAIR VALUE AT SEPTEMBER 30, 1994

                                                                                               GROSS UNREALIZED
                                                                                AMORTIZED     HOLDING    HOLDING       FAIR
                                                                                   COST        GAINS     LOSSES       VALUE
                                                                                            (DOLLARS IN THOUSANDS)
Securities held to maturity:
  U.S. Treasury..............................................................   $1,077,681    $2,124     $25,900    $1,053,905
  U.S. Government agencies and corporations..................................       40,851        24         600        40,275
  States and political subdivisions..........................................       54,671       344         714        54,301
  Mortgage-backed securities.................................................      584,805       539      23,349       561,995
  Other debt securities......................................................          665         6          21           650
  Total securities held to maturity..........................................    1,758,673     3,037      50,584     1,711,126
Securities available for sale:
  U.S. Treasury..............................................................      626,346     1,481      27,913       599,914
  U.S. Government agencies and corporations..................................        9,177        70         112         9,135
  Mortgage-backed securities.................................................      245,909     1,263       6,830       240,342
  Equity securities..........................................................       43,247        --          --        43,247
  Total securities available for sale........................................      924,679     2,814      34,855       892,638
  Total securities...........................................................   $2,683,352    $5,851     $85,439    $2,603,764

     During the first nine months of 1994, management utilized strategies that effectively added fixed rate assets and variable rate liabilities to the balance sheet. U.S. Treasury and mortgage-backed agency securities, which were funded through dealer repurchase agreements ("repos") and dollar repurchase agreements ("dollar rolls"), were added to the balance sheet. Repos are agreements to sell and repurchase identical or substantially identical securities at a specified date and price. Dollar rolls are agreements to sell and repurchase similar but not identical securities. Repos and dollar rolls are used to obtain additional funding in the short-term. Such agreements are attractive because the term may be tailored to the specific funding strategies of Southern National and the rates are more favorable than other funding sources.
DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
     Interest rate volatility often increases to the point that balance sheet repositioning through the use of account repricing and other on-balance sheet strategies cannot occur rapidly enough to avoid adverse net income effects. At those times, off-balance sheet or synthetic hedges are utilized. During the first nine months of 1994, management used interest rate swaps, caps and floors to supplement balance sheet repositioning. Such actions were designed to lower the interest sensitivity of the corporation toward a neutral position.
     Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to transform the repricing characteristics of an asset or liability from a fixed to a floating rate, a floating rate to a fixed rate, or one floating rate to another floating rate. The underlying principal positions are not affected. Swap terms generally range from one year to ten years depending on the need. At September 30, 1994, interest rate swaps with a total notional value of $614 million, with terms ranging up to seven years, were outstanding.
                                       12

     The following tables set forth certain information concerning Southern National's interest rate swaps at September 30, 1994:
                              INTEREST RATE SWAPS
                               SEPTEMBER 30, 1994
                             (DOLLARS IN THOUSANDS)

                                                                                         NOTIONAL    RECEIVE    PAY      FAIR
TYPE                                                                                      AMOUNT      RATE      RATE     VALUE
Receive Fixed Swaps...................................................................   $550,000      5.98%    4.98%   $(9,103)
Pay Fixed Swaps.......................................................................     63,753      4.70     5.17      2,485
Total.................................................................................   $613,753      5.85%    5.00%   $(6,618)

                                                                               RECEIVE      PAY FIXED      BASIS
YEAR-TO-DATE ACTIVITY                                                        FIXED SWAPS      SWAPS      PROTECTION      TOTAL
Balance, December 31, 1993................................................    $ 150,000      $63,094     $  400,000    $ 613,094
Additions.................................................................      550,000        9,000             --      559,000
Maturities/Amortizations..................................................      (50,000)      (8,341)      (100,000)    (158,341)
Terminations..............................................................     (100,000)          --       (300,000)    (400,000)
Balance, September 30, 1994...............................................    $ 550,000      $63,753     $       --    $ 613,753

                                                                                 ONE YEAR    ONE TO FIVE    FIVE TO 10
MATURITY SCHEDULE                                                                OR LESS        YEARS         YEARS        TOTAL
Receive Fixed Swaps...........................................................   $    --      $ 550,000      $     --     $550,000
Pay Fixed Swaps...............................................................     2,404         38,282        23,067       63,753
Total.........................................................................   $ 2,404      $ 588,282      $ 23,067     $613,753

     As of September 30, 1994, unamortized deferred premiums from new swap transactions and realized deferred losses from terminated swap transactions were $1.8 million and $234 thousand, respectively. The unamortized deferred premiums will be recognized over the next three years and the realized deferred losses will be recognized in the next year. The combination of active and terminated transactions resulted in income of $520 thousand during the third quarter. For the nine months ended September 30, 1994, these transactions resulted in income of $187 thousand.
     In addition to interest rate swaps, Southern National utilizes written covered over-the-counter call options on specific securities in the available for sale portfolio in order to enhance returns. During 1994, options were written on securities totaling $456.5 million and premiums included in other income totaled $1.5 million. There are no unexercised options outstanding at September 30, 1994.
     Southern National also utilizes purchased over-the-counter put options in its mortgage banking activities to hedge the mortgage pipeline. During 1994, options on $3.0 million of securities were purchased and remain outstanding at September 30, 1994.
     Although off-balance sheet derivative financial instruments do not expose Southern National to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized based on the quality of the counterparties and the consistent monitoring of these agreements. The counterparties to these transactions were large commercial banks and investment banks, all of which were approved by the ALCO. Annually, the counterparties are reviewed for creditworthiness by Southern National's credit policy group. Southern National's credit exposure is limited to the net difference between the calculated pay and receive amounts on each transaction which are generally netted and paid quarterly. Other risks associated with interest-sensitive derivatives include the impact on fixed positions during periods of changing interest rates. Index amortizing swaps' notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly and as rates increase notional amounts decline more slowly. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result in an environment of rising interest rates in which derivatives produce negative cash flows which would be offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by Southern National.
                                       13

     Management feels that interest rates will trend higher for the remainder of 1994. Also, management held the opinion that earnings would be at risk if the prime rate did not change as quickly as the cost of funding. To protect against this risk, Southern National entered into $300 million of interest rate corridors during late 1993. Subsequently, the prime rate has proven to adjust quicker than management estimated; therefore, the protection provided by the corridors was no longer needed and these instruments were terminated early in the second quarter of 1994.
     As a result of Southern National's on-balance sheet repositioning and off-balance sheet hedging, the negative impact of a gradual, historically influenced 200 basis point rise over 12 months in interest rates is projected to be only 2.7% of net income. Stated in terms of earnings per share, a rise of gradual, historically influenced 200 basis points in interest rates is projected to decrease earnings by less than one cent per share by the end of 1994. Conversely, if interest rates were to decline 100 basis points based on a gradual historical interest rate scenario, given Southern National's balance sheet position at quarter-end, the impact on net income over a 12 month period would be a increase of approximately 1.3% compared to a flat interest rate scenario.
     Management expects that an expanding economic environment and restrictive monetary policy by the Federal Reserve Board ("FRB") during 1994 will justify the current positioning of Southern National's interest rate sensitivity. Events will be monitored during the course of the year to determine appropriate adjustments to balance sheet and off-balance sheet hedges.
INFLATION AND CHANGING INTEREST RATES
     The majority of assets and liabilities of financial institutions are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and the efforts of the FRB to regulate money and credit conditions have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, Southern National is positioned to respond to changing interest rates and inflationary trends.
     Simulation Analysis takes into account the current contractual agreements that Southern National has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors Southern National's interest sensitivity by means of a computer-based asset/liability model that incorporates current volumes and rates, maturity streams, repricing opportunities and anticipated growth. The model calculates an earnings estimate based on current portfolio balances and rates, less any balances that are scheduled to reprice or mature. Balances and rates that will replace the previous balances and any anticipated growth are added. This level of detail is needed to correctly simulate the effect that changes in interest rates and anticipated balances will have on the earnings of Southern National. This method is subject to the assumptions that underlie the process, but it provides a better illustration of the true earnings outlook.
     The following table, "Interest Sensitivity Simulation Analysis," represents the sensitivity position as of a point in time and the position can be modified significantly by management within a short time period. This tabular data does not reflect the impact of a change in the credit quality of Southern National's assets and liabilities. To attempt to quantify the potential change in net income, given a change in interest rates, various interest rate scenarios are applied to the projected balances, maturities and repricing opportunities. The resulting change in net income reflects the level of sensitivity that net income has in relation to changing interest rates. The Instantaneous Parallel rate shocks assume that all interest-bearing assets and liabilities move simultaneously and instantaneously in magnitude and direction. The Gradual Historical rate shocks assume that individual interest-bearing assets and liabilities move gradually over a twelve-month time period in correlation to its historical relationship with the assumed change in the Prime rate. For example, Southern National's Money Market Account rate has historically changed only one-third as much as the Prime rate. The following table reflects the impact on net income of certain interest rate scenarios.
                                       14

INTEREST SENSITIVITY SIMULATION ANALYSIS

  INTEREST         REFERENCE RATE       ANNUALIZED
RATE SCENARIO                MONEY      PERCENTAGE
INSTANTANEOUS               MARKET      CHANGE IN
  PARALLEL        PRIME     ACCOUNT     NET INCOME
  +4.00%          11.75%      6.84%        (48.3)%
   +3.00          10.75       5.84         (36.2)
   +2.00           9.75       4.84         (23.8)
   +1.00           8.75       3.84         (11.6)
 No change         7.75       2.84           -0-
   -1.00           6.75       1.84          11.1
   -2.00           5.75       0.84          21.4
   -3.00           4.75       0.00          28.2
   -4.00           3.75       0.00          30.0
   GRADUAL
 HISTORICAL
   +2.00           9.75       3.50         (2.74)
   -1.00           6.75       2.51          1.32

     A comprehensive policy has been developed for setting parameters for the management of interest rate risk as defined by the results of the model's output. Management has set policy guidelines that interest sensitive assets should remain between 50% and 150% of interest sensitive liabilities for all periods. Management has also stated that earnings should not fluctuate more than 5% up or down given each 1% change in rates over a 12-month period. To control that variance, and to manage the balance sheet consistently with any projected interest rate environment, management uses a number of natural or on-balance sheet strategies as well as off-balance sheet strategies as discussed in "ASSET/LIABILITY MANAGEMENT."
CAPITAL ADEQUACY AND RESOURCES
     The maintenance of appropriate levels of capital is a management priority. Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors. Southern National's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide future growth and compliance with all regulatory standards.
     Shareholders' equity at September 30, 1994 was $609.2 million versus $564.9 million for December 31, 1993. As a percentage of assets, total shareholders' equity was 7.2% at September 30, 1994, compared to 6.8% at December 31, 1993. Southern National's book value per common share at September 30, 1994 was $12.30, versus $11.42 at December 31, 1993.
     Southern National's internal capital formation rate (net income less dividends as a percentage of average equity, annualized) was 12.6% for the first nine months of 1994. Average shareholders' equity as a percentage of average assets was 7.2% and 7.7% for the nine months ended September 30, 1994 and the 12 months ending December 31, 1993, respectively.
     Tier 1 and total risk-based capital ratios at September 30, 1994 were 12.5% and 13.8%, respectively. The Tier 1 leverage ratio was 7.2% at the end of the third quarter. These capital ratios measure the capital to risk-adjusted assets and off-balance sheet items as defined by FRB guidelines. An 8% minimum of total capital to risk-adjusted assets is required. One-half of the 8% minimum must consist of tangible common shareholders' equity under regulatory guidelines. The leverage ratio, established by the FRB, measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3%.
ANALYSIS OF RESULTS OF OPERATIONS
     Earnings for the first nine months of 1994 and 1993 were $80.9 million and $42.4 million, respectively. On a fully diluted per share basis, net income for the nine months ended September 30, 1994 was $1.68, compared to $.91 for the same period in 1993. Net income for the current quarter totaled $28.0 million compared to $21.7 million for the third quarter of 1993. Fully diluted earnings per share for the quarter were $.58 compared to $.47 for the same period last year. The accompanying table presents a comparison of major income statement items for the relevant periods.
                                       15

COMPONENTS OF NET INCOME

                                                                                    FOR THE THREE
                                                                                        MONTHS              FOR THE NINE
                                                                                   ENDED SEPTEMBER             MONTHS
                                                                                         30,            ENDED SEPTEMBER 30,
                                                                                   1994       1993        1994        1993
                                                                                            (DOLLARS IN THOUSANDS)
Net interest income............................................................   $81,842    $77,878    $239,523    $229,558
Provision for loan and lease losses............................................       989      3,540       3,692      11,493
Noninterest income.............................................................    19,225     19,927      60,727      73,548
Noninterest expense............................................................    56,976     61,100     172,491     186,477
Income before income taxes.....................................................    43,102     33,165     124,067     105,136
Income taxes...................................................................    15,089     11,436      43,123      35,539
Income before cumulative effect................................................    28,013     21,729      80,944      69,597
Less: cumulative effect, net of income taxes...................................        --         --          --      27,217
Net income.....................................................................   $28,013    $21,729    $ 80,944    $ 42,380

     As shown in the table, earnings for the first nine months of 1993 were affected by the impact of changes in accounting principles. The adoption of SFAS 72 by The First prior to its acquisition by Southern National accounted for $28.0 million of this net cumulative change. The remainder was attributable to the adoption of SFAS 109 and SFAS 106 by Regency, Home and The First, as well as by Southern National, in 1993. See Note F of "Notes to Consolidated Financial Statements" for additional information relating to changes in accounting principles. Other factors visible in the table contributing to the earnings increase were net interest income, significantly lower loan loss provisions and lower levels of noninterest expense.
NET INTEREST INCOME
     Net interest income on a fully taxable equivalent ("FTE") basis was $248.8 million for the first nine months of 1994 compared to $237.5 million for the same period in 1993, a 5% increase. Net interest income (FTE) for the current quarter totaled $85.0 million compared to $80.8 million a year ago. The increase in net interest income (FTE) for the quarter and nine months resulted from growth in interest-earning assets, offset by declines in margin. Average earning assets during the first nine months of 1994 increased $647 million, or 9%, over 1993. Average earning assets for the current quarter were also up 9% over the third quarter of 1993. Contributing to the increased volumes was the purchase of East Coast Savings Bank, SSB ("East Coast") in October 1993 with $271 million in assets and $201 million in deposits. The accompanying table presents an analysis of net interest income and related changes attributable to rate and volume fluctuations for the nine months ended September 30, 1994 and 1993.
                                       16

                  NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                          AVERAGE BALANCE       YIELD/RATE      INCOME/EXPENSE     INCREASE     CHANGE DUE TO
FULLY TAXABLE EQUIVALENT                  1994        1993     1994    1993     1994      1993    (DECREASE)    RATE    VOLUME
ASSETS
Securities(1):
  U.S. Treasury, government and
     other............................ $2,517,603  $2,124,804  6.11%   6.70%  $115,346  $106,763   $   8,583  $ (9,975) $18,558
  States and political subdivisions...     52,012      49,944  7.73    8.54      3,015     3,198        (183)     (312)     129
     Total securities(5)..............  2,569,615   2,174,748  6.14    6.74    118,361   109,961       8,400   (10,287)  18,687
Other earning assets(2)...............     70,325      85,745  3.61    3.00      1,902     1,930         (28)      352     (380)
Loans and leases, net of unearned
  income(1)(3)(4)(6)..................  5,102,509   4,835,085  8.10    8.37    309,921   303,621       6,300   (10,148)  16,448
     Total earning assets.............  7,742,449   7,095,578  7.41    7.81    430,184   415,512      14,672   (20,083)  34,755
     Non-earning assets...............    450,112     457,164
       Total assets................... $8,192,561  $7,552,742
LIABILITIES AND SHAREHOLDERS' EQUITY
Total interest-bearing deposits....... $5,441,044  $5,417,814  3.40    3.66    138,706   148,739     (10,033)  (10,668)     635
Short-term borrowings.................  1,030,292     477,399  3.94    3.47     30,449    12,429      18,020     1,883   16,137
Long-term debt........................    248,351     348,080  6.55    6.44     12,208    16,803      (4,595)      302   (4,897)
  Total interest-bearing
     liabilities......................  6,719,687   6,243,293  3.60    3.80    181,363   177,971       3,392    (8,483)  11,875
  Demand deposits.....................    811,784     661,996
  Other liabilities...................     74,368      63,366
  Shareholders' equity................    586,722     584,087
  Total liabilities and shareholders'
     equity........................... $8,192,561  $7,552,742
Net yield on earning assets...........                         4.28%   4.46%  $248,821  $237,541   $  11,280  $(11,600) $22,880
Taxable equivalent adjustment.........                                        $  9,298  $  7,983

(1) Yields related to investment securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes federal funds sold, securities purchased under resale agreements or similar arrangements and interest-bearing bank balances.
(3) Loan fees, which are not material for either of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5) Includes securities available for sale based on fair value in 1994 and lower of amoritized cost or market in 1993.
(6) Includes loans held for sale based on lower of amortized cost or market.
(7) There are no significant out-of-period adjustments.
     The net yield FTE for the quarter and nine months of 1994 was 4.29% and 4.28%, compared to 4.44% and 4.46% for the same period in 1993, respectively. Factors contributing to the declines for the quarter and the first nine months compared to 1993, were (i) the overall interest rate environment; (ii) prepayments on higher yielding mortgage loans which increased as consumers refinanced at lower rates and (iii) the acquisition of thrift assets and liabilities with historically narrower spreads. Repricing of deposits, on-and-off balance sheet hedging and other active asset/liability management techniques will continue
                                       17
to be utilized in 1994, as they were in 1993, to effectively manage the net yield. The impact of the quarterly fluctuations of interest rates and interest-sensitive assets and liabilities on net interest income are presented in the accompanying table.
                  NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                            AVERAGE BALANCE       YIELD/RATE      INCOME/EXPENSE     INCREASE    CHANGE DUE TO
FULLY TAXABLE EQUIVALENT                    1994        1993     1994    1993     1994      1993    (DECREASE)   RATE    VOLUME
ASSETS
Securities(1):
  U.S. Treasury, government and other... $2,573,741  $2,231,027  6.17%   6.47%  $ 39,714  $ 36,062   $  3,652   $(1,693) $ 5,345
  States and political subdivisions.....     50,381      47,667  7.45    8.52        938     1,015        (77)     (133)      56
     Total securities(5)................  2,624,122   2,278,694  6.20    6.51     40,652    37,077      3,575    (1,826)   5,401
Other earning assets(2).................    116,466      54,325  4.44    2.95      1,294       400        894       276      618
Loans and leases, net of unearned
  income(1)(3)(4)(6)....................  5,188,057   4,938,070  8.47    8.23    109,843   101,635      8,208     2,969    5,239
     Total earning assets...............  7,928,645   7,271,089  7.66    7.65    151,789   139,112     12,677     1,419   11,258
     Non-earning assets.................    456,096     451,363
       Total assets..................... $8,384,741  $7,722,452
LIABILITIES AND SHAREHOLDERS' EQUITY
Total interest-bearing deposits......... $5,486,212  $5,408,861  3.57    3.57     49,010    48,248        762        71      691
Short-term borrowings...................  1,251,607     564,289  4.52    3.49     14,132     4,928      9,204     1,784    7,420
Long-term debt..........................    213,774     371,005  6.87    5.58      3,669     5,178     (1,509)    1,012   (2,521)
     Total interest-bearing
       liabilities......................  6,951,593   6,344,155  3.84    3.68     66,811    58,354      8,457     2,867    5,590
     Demand deposits....................    760,626     709,076
     Other liabilities..................     73,654      66,930
     Shareholders' equity...............    598,868     602,291
     Total liabilities and shareholders'
       equity........................... $8,384,741  $7,722,452
Net yield on earning assets.............                         4.29%   4.44%  $ 84,978  $ 80,758   $  4,220   $(1,448) $ 5,668
Taxable equivalent adjustment...........                                        $  3,136  $  2,880

(1) Yields related to investment securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes federal funds sold, securities purchased under resale agreements or similar arrangements and interest-bearing bank balances.
(3) Loan fees, which are not material for either of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5) Includes securities available for sale based on fair value in 1994 and lower of amoritized cost or market in 1993.
(6) Includes loans held for sale based on lower of amortized cost or market.
(7) There are no significant out-of-period adjustments.
     Hedging strategies have been used in the past and will be utilized in the future to reduce sensitivity to interest rate movements. See "ASSET/LIABILITY MANAGEMENT" section for additional discussion of hedging strategies. Southern National
                                       18
continues to evaluate new avenues of interest-based and fee-based income through its Strategic Planning Committee and other special task force groups. NONINTEREST INCOME
     Noninterest income for the nine months ended September 30, 1994 was $60.7 million, compared to $73.5 million for the same period in 1993. Security gains were the primary factor contributing to the decline, decreasing from $14.2 million in 1993 to $906 thousand for the first nine months of 1994. Noninterest income declined from $19.9 million last year to $19.2 million for the current quarter. Decreases in service charges on deposits and gains on sales of mortgage loans contributed to the decrease in the third quarter of 1994 compared to 1993. Based on these decreases, the percentage of total revenues, calculated as net interest income plus noninterest income excluding securities gains, derived from noninterest (fee-based) income for the nine months ended September 30, 1994 was 20%, down from 21% last year.
     Service charges on deposit accounts were stable for the first nine months in 1994 compared to 1993 decreasing by $587 thousand or 2%. For the quarter, service charges were down $487 thousand compared to the prior year. Several factors accounted for this scenario. Southern National has been very successful in promoting the "Select Banking" program, particularly to new customers acquired through mergers. Many service fees are waived for "Select Banking" customers. Second, because of competitive considerations, Southern National has decreased the percentage of deposit insurance expense passed through to customers during the first quarter of 1994. Third, in an effort to develop customer loyalty, in the first quarter of 1994 Southern National waived certain service charges for customers acquired through the mergers with Regency, Home and The First. Fourth, rising interest rates during 1994 have negatively affected service charges on deposit accounts by increasing the earnings credit used in service charge computations.
     Nondeposit fees and commissions increased slightly in the first nine months of 1994, to $23.2 million versus $22.6 million in 1993. The increase in fee income was caused by an increase in trust revenue of $303 thousand and an increase in other nondeposit fees and commissions, primarily composed of bankcard and investment services, of $741 thousand offset by a $400 thousand decrease in mortgage banking fees. For the quarter, nondeposit fees and commissions increased $1.4 million over the third quarter last year primarily from a $1.0 million increase in mortgage banking fees in the current quarter compared to the third quarter last year.
     As previously mentioned, Southern National sells its fixed rate mortgage loan production while retaining adjustable rate loans in the portfolio. With the rise in interest rates during 1994, mortgage originations have shifted to adjustable rate mortgage loans and refinancings have been reduced significantly. As a result, gains on sales of mortgage loans declined from $4.3 million for the first nine months of 1993 to $1.3 million for 1994, a 71% decrease. For the third quarter of 1994, these gains totaled $31 thousand, down from $1.8 million last year.
     The expanding and highly competitive environment in which financial institutions operate has elevated the importance of developing new sources of noninterest income. Management is placing renewed emphasis on the identification and implementation of other fee-based initiatives which are expected to add to earnings in future quarters. Income from Southern National Insurance Services, Inc., a newly-formed insurance subsidiary, is anticipated to increase in the fourth quarter.
NONINTEREST EXPENSE
     Noninterest expense was $172.5 million for the first nine months of 1994, compared to $186.5 million for the same period a year ago. Special accruals and expenses led to an elevated level of noninterest expense in the first nine months of 1993. These items included accelerated depreciation or retirement of certain technology-related equipment and early buyouts of employment contracts. Driven by decreases in foreclosed property expense, all components of noninterest expense decreased from the third quarter of 1993 to the third quarter of 1994.
     Corporate expansion during last year had an impact on noninterest expense. On October 7, 1993, Southern National acquired East Coast in a transaction accounted for as a purchase. Consequently, the first nine months of 1994 reflect the impact of the operating costs associated with this institution, whereas the first nine months of 1993 did not include any expenses related to this acquisition.
     Total personnel expense, the largest component of noninterest expense, was $91.0 million for the first nine months of 1994, an $894 thousand, or 1% decrease over the same period a year ago. For the third quarter of 1994, personnel expense totaled $29.9 million compared to $30.3 million a year ago. Costs are down somewhat because of the realization of synergies from the acquisitions completed in the first quarter of 1994 and vacant positions which are not being filled in anticipation of the pending merger with BB&T Financial Corporation.
                                       19

     Occupancy and equipment expense for the nine months ended September 30, 1994 declined $841 thousand, or 3%, compared to 1993. A $1.3 million charge related to the accelerated depreciation of technology-related equipment to facilitate future upgrading is included in the 1993 amount and mitigates the normal increases in this area. Comparing the quarters, occupancy and equipment expense decreased $87 thousand. Federal deposit insurance expense increased $642 thousand, or 6%, for the nine months ended September 30, 1994 as a result of deposit growth through acquisitions as well as internal growth.
     Foreclosed property expense, including net losses on sales and write-downs, amounted to $1.3 million during the first nine months of 1994, compared to $7.7 million in 1993. The 1993 amount included $1.8 million in losses attributable to efforts to accelerate resolution of problem assets. Southern National continues to aggressively resolve problem assets. Foreclosed property expense for the current quarter totaled $182 thousand, down from $1.8 million in the third quarter of 1993.
PROVISION FOR INCOME TAXES
     Federal income taxes increased from $35.5 million for the nine months ending September 30, 1993 to $43.1 million for the same period in 1994 due to higher pretax income. The effective tax rate increased from 33.8% for the first nine months of 1993 to 34.8% for the first nine months of 1994. Comparing the third quarter of 1993 and 1994, federal income taxes increased from $11.4 million to $15.1 million because of higher pretax income. The effective tax rate for the quarter increased from 34.5% to 35.0%.
                                       20

                           PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     In June 1991, the trustee in bankruptcy for Kenyon Home Furnishings, Ltd. ("Kenyon") filed an adversary proceeding against Southern National Bank of North Carolina ("SNBNC") in the United States Bankruptcy Court for the Middle District of North Carolina. The trustee alleges that American Bank and Trust Company ("American"), which was acquired by SNBNC in October 1989, aided and abetted Kenyon's officers in defrauding Kenyon's creditors and others. The trustee seeks to recover more than $40 million in damages. The trustee also filed separate proceedings against a number of other persons, corporations and financial institutions seeking identical damages. In these actions, the trustee is seeking to recover attorney's fees and treble damages. The claim addresses events and circumstances occurring on or before October 31, 1989, the date SNBNC acquired American. The case is in the discovery stage and SNBNC is vigorously defending this action. Based on information presently available to Southern National, management believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or consolidated results of operations of Southern National.
     In July 1993, the trustee in bankruptcy for Florida Hotel Properties Limited Partnership ("Florida") filed an adversary proceeding against SNBNC in the United States Bankruptcy Court for the Western District of North Carolina. The trustee alleges that SNBNC aided and abetted Florida's officers in defrauding Florida through SNBNC's handling of deposit accounts from which Florida allegedly made fraudulent transfers to third parties by check and/or wire transfer. The trustee seeks to recover compensatory damages in excess of $10,000, equitable subordination of any claim filed by SNBNC in the Florida bankruptcy, treble damages plus interest and attorney's fees. The trustee also filed separate proceedings against a number of other persons, corporations and financial institutions seeking damages. Southern National filed a motion for judgment on the pleadings. This motion was denied. An order for discovery has been entered. The case is in an early procedural stage, and SNBNC is vigorously defending this action. Based on information presently available to Southern National, management believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or consolidated results of operations of Southern National.
     In August 1993, the trustee for Southeast Hotel Properties Limited Partnership Claims Liquidating Trust ("Southeast") filed an action against SNBNC in the United States District Court for the Western District of North Carolina. The trustee alleges that SNBNC aided and abetted Southeast's officers in defrauding Southeast through SNBNC's handling of deposit accounts from which Southeast allegedly made fraudulent transfers to third parties by check and/or wire transfer. The trustee seeks to recover compensatory damages as established at trial, punitive damages, exemplary damages, treble damages and attorney's fees. The total amount of damages sought by the trustee from SNBNC, including amounts sought by the trustee from immediate transferees of Southeast, exceeds $7,501,000. The damages stated by the trustee do not reflect any offsets which appear available or amounts which should be recovered by the trustee from third parties. The trustee also filed separate proceedings against a number of other persons, corporations and financial institutions seeking damages. Southern National filed a motion for judgment on the pleadings. This motion was denied. An order to discovery has been entered. The case is in an early procedural stage, and SNBNC is vigorously defending this action. The case has been consolidated with the Florida adversary proceeding for trial as the allegations refer to related entities. Based on information presently available to Southern National, management believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or consolidated results of operations of Southern National.
     Southern National Bank of South Carolina ("SNBSC") as successor in interest by merger to The First Savings Bank, FSB ("Bank") is a defendant in a lawsuit filed in 1991 in the Court of Common Pleas, Thirteenth Judicial Circuit, State of South Carolina against the Bank. On May 21, 1993, a jury awarded the plaintiffs a $4.1 million judgement against the Bank consisting of $500,000 in actual damages and $3.6 million in punitive damages for allegedly acting as a control person and aiding and abetting a state securities law violation. The plaintiffs, limited partners in a failed venture to construct and operate a residential health care facility for senior citizens, alleged that the Bank, as an escrow agent and lender for the project, knew or should have known, that its loan commitment was insufficient and that the Bank was therefore responsible for the losses suffered by the limited partners resulting from the actions of the general partners.
     Prior to this case going to jury, the Bank made a motion for directed verdict which was not granted. Rule 50(b) of the South Carolina Rules of Civil Procedure states that when a motion for directed verdict is not granted, the Court is deemed to have submitted the action to the jury subject to a later determination of the legal question raised in the motion. After the jury verdict, the Bank renewed that motion in the form of a motion for judgement not withstanding the verdict, as well as an alternative motion for a new trial. This motion and the plaintiff's petition for legal fees, costs and interest were argued before Circuit Judge on June 22, 1993. The Bank's motion was granted as to plaintiff's "control person" theory of liability, but
                                       21
denied as to plaintiff's aiding and abetting violations of securities laws theory of liability. The request for a new trial was also denied. As a result, the judgement remains in effect, but has been appealed. It is the opinion of Southern National's legal counsel that it is not probable that a loss in the amount of the present jury verdict will be incurred by SNBSC. Furthermore, if a loss ultimately is incurred following appeals, it is not probable that the loss would exceed $750,000. Therefore, it is management's opinion, based upon counsel's analysis of the outcome of the suit, that any future liability arising from this suit will not have a material adverse effect on the consolidated financial condition or consolidated results of operations of Southern National.
     The nature of the business of Southern National's banking subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of Southern National are involved in various other claims and lawsuits, all of which are considered incidental to the conduct of its business.
ITEM 5. OTHER EVENTS -- ACQUISITIONS
     See Note E to "Notes to Consolidated Financial Statements" for all acquisitions occurring during 1994 not previously reported.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibit 11 -- "Computation of Earnings Per Share" is included herein.
     (b) Exhibit 27 -- "Financial Data Schedule" is included in the electronically-filed document as required.
     (c) Southern National filed a Form 8-K under Item 5 on August 8, 1994 to report the planned merger of Southern National and BB&T Financial Corporation. Southern National filed a Current Report on Form 8-K dated September 26, 1994 to restate balances for the three years in the period ended December 31, 1993 for the effects of the first quarter acquisitions of The First, Regency and Home. Southern National filed a Form 8-K under Item 5 on November 14, 1994 for the purpose of providing financial information about Commerce Bank which could be incorporated by reference into Southern National's Registration Statement on Form S-4 filed on November 14, 1994 and covering the proposed merger of Southen National and BB&T Financial Corporation.
                                       22

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         SOUTHERN NATIONAL CORPORATION
                                         (Registrant)

Date: November 14, 1994                                                     By: /s/                 L. GLENN ORR, JR.
                                                                                       L. GLENN ORR, JR.,
                                                                         CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: November 14, 1994                                                     By: /s/                SHERRY A. KELLETT
                                                                                       SHERRY A. KELLETT,
                                                                             EXECUTIVE VICE PRESIDENT AND CONTROLLER
                                                                                 (PRINCIPAL ACCOUNTING OFFICER)