Form 10-K405
SOUTHERN NATIONAL CORP /NC/
filed 1995-03-30
CIK 92230

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                           FOR THE FISCAL YEAR ENDED:

                               DECEMBER 31, 1994

                        COMMISSION FILE NUMBER: 1-10853

                               ----------------

                         SOUTHERN NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NORTH CAROLINA                            56-0939887
        (STATE OF INCORPORATION)          (I.R.S. EMPLOYER IDENTIFICATION NO.)

         200 WEST SECOND STREET                          27101
     WINSTON-SALEM, NORTH CAROLINA                     (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

                               ----------------

                                 (910) 773-7500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE ON WHICH
           TITLE OF EACH CLASS                        REGISTERED
           -------------------              ------------------------------
       COMMON STOCK, $5 PAR VALUE               NEW YORK STOCK EXCHANGE
  DEPOSITARY SHARES, STATED VALUE $25           NEW YORK STOCK EXCHANGE

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this
                                 Form 10-K   X
                                           -----

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

  The aggregate market value of Southern National Corporation voting common stock held by non-affiliates as of March 1, 1995 was $2.2 billion and the number of shares outstanding at March 1, 1995 was 102,114,848.

  Portions of the Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

  This Form 10-K has 80 pages. The "Exhibit Index" begins on page 75 of the sequential numbering system.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX

                                                                      PAGE
                                                                 --------------
 PART I  Item 1 Business......................................             4-14
         Item 2 Properties....................................            17,55
         Item 3 Legal Proceedings.............................            64-65
         Item 4 Submission of Matters to a Vote of                            2
                 Shareholders.................................

                A special meeting of the shareholders of
                 Southern National Corporation was held on De-cember 15, 1994 to consider and vote upon the following matters:

                To approve an Agreement and Plan of
                 Reorganization between Southern National
                 Corporation ("Southern National") and BB&T
                 Financial Corporation ("BB&T"), dated as of July 29, 1994, and amended and restated as of October 22, 1994, and a related Plan of Merger, dated as of July 29, 1994, and amended and restated as of October 22, 1994, pursuant to which: (i) BB&T would merge with and into Southern National (the "Merger");
                 (ii) each outstanding share of BB&T common stock, $2.50 par value per share, would be converted into the right to receive 1.45 shares of Southern National common stock, $5.00 par value per share ("Southern National
                 Common Stock"), with cash in lieu of the issuance of any fractional share interest;
                 (iii) each outstanding stock option granted by BB&T under one of its benefit plans, whether or not exercisable, would be converted into and become a right with respect to Southern National Common Stock;
                 (iv) the Amended and Restated Articles of
                 Incorporation of Southern National would be amended to increase the number of authorized shares of Southern National Common Stock from
                 120,000,000 shares to 300,000,000 shares; and
                 (v) the Board of Directors of Southern
                 National would be increased from 23 to 24 members and 12 persons designated by BB&T would become members of the Board of Directors of Southern National (replacing 11 of the current members who would resign upon consummation of the Merger and filling the one seat created by the increase in the size of the Southern National Board).

                Of shares represented by proxy there were:

                Votes for 31,292,024 (88.79%); Votes against
                 3,123,232 (8.96%); Abstain 826,782 (2.35%) as
                 a percentage of the shares represented by
                 proxy at the meeting. There were 43,488,593
                 shares eligible to vote.
 PART II Item 5 Market for the Registrant's Common Stock and
                 Related Shareholder Matters..................   14,34,36,39,44
         Item 6 Selected Financial Data.......................               39
         Item 7 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations...................................            18-39
         Item 8 Financial Statements and Supplementary Data...               38
                Consolidated Statements of Condition at                      42
                 December 31, 1994 and 1993...................

                                                                      PAGE
                                                                 --------------
                  Consolidated Statements of Operations for
                   each of the years in the three-year period
                   ended December 31, 1994....................               43
                  Consolidated Statements of Cash Flows for
                   each of the years in the three-year period
                   ended December 31, 1994....................               45
                  Notes to Consolidated Financial Statements..            45-71
                  Report of Independent Public Accountants....               41
                  Quarterly Financial Summary of 1994 and                    38
                   1993.......................................
           Item 9 There have been no disagreements with
                   accountants on accounting and financial
                   disclosures

 PART III Item 10 Directors and Executive Officers of the                     *
                   Registrant.................................
          Item 11 Executive Compensation......................                *
          Item 12 Security Ownership of Certain Beneficial                    *
                   Owners and Management......................
          Item 13 Certain Relationships and Related                           *
                   Transactions...............................

 PART IV  Item 14 Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K........................
           (a)(1) Financial Statements (See Item 8 for
                   reference)
              (2) Financial Statement Schedules normally
                   required on Form 10-K are omitted since
                   they are not applicable.
              (3) Exhibits have been filed separately with the
                   Commission and are available upon written
                   request.
           (b)    Southern National filed a Form 8-K under
                   Item 5 on February 24, 1995 which included
                   consolidated financial statements for BB&T
                   and proforma condensed financial
                   information relating to Southern National's
                   proposed merger with BB&T. Southern
                   National filed a Form 8-K under Item 2 on
                   March 14, 1995 to report the completion of
                   the merger of the bank holding companies of
                   BB&T and Southern National, effective
                   February 28, 1995.

                * Information is incorporated by reference to
                  Registrant's Proxy Statement for the 1995
                  Annual Meeting of Shareholders filed as an exhibit to this Form 10-K.

                                    BUSINESS

GENERAL

  Southern National Corporation ("Southern National" or "SNC" or the "Corporation") is a multi-bank holding company headquartered in Winston-Salem, North Carolina. Southern National conducts its operations in North Carolina primarily through its commercial bank subsidiaries and, to a lesser extent, through its savings bank and other subsidiaries. Substantially all of Southern National's loans are to businesses and individuals in the Carolinas. Southern National has no foreign loans and no loans that can be defined as highly-leveraged transactions.

 Subsidiaries

  Southern National Bank of North Carolina ("SNBNC"), Southern National's largest subsidiary, was founded in 1897 and currently operates through 155 banking offices in 77 cities and towns throughout North Carolina. SNBNC focuses on providing a wide range of banking services in its local market for retail and commercial customers, including small and mid-size businesses, public agencies and local governments, trust customers and individuals. Southern National Leasing Corp., a wholly-owned subsidiary of SNBNC, offers lease financing to commercial businesses and municipal governments. Southern National Investment Services, Inc., also a wholly-owned subsidiary of SNBNC, offers customers investment alternatives, including discount brokerage services, fixed-rate and variable-rate annuities, mutual funds and government and municipal bonds.

  Southern National Bank of South Carolina ("SNBSC") entered the South Carolina banking market in 1986. SNBSC serves South Carolina through 78 banking offices in 39 cities and towns. SNBSC focuses on providing a wide range of banking services in its local market for retail and commercial customers, including small and mid-size businesses, public agencies, local governments, trust customers and individuals.

  Southern National operates a savings bank in North Carolina, SNB Savings Bank, Inc., SSB ("SSB"), which is engaged primarily in the origination of mortgage loans on residential real estate and, to a lesser degree, other consumer and commercial loans. SSB has two subsidiaries, Southern National Insurance Services, Inc., which offers credit life, credit accident and health, life, and property and casualty insurance on an agency basis, and Prime Rate Premium Finance Corporation, Inc., which was acquired in November 1994, and provides insurance premium financing and services to customers in Virginia and the Carolinas.

  Southern National has another active subsidiary, Unified Investors Life Insurance Company ("Unified"), which is a reinsurer and underwriter of certain credit life and accident and health insurance policies written by a non-affiliated insurance company in connection with certain loans made by the bank and savings bank subsidiaries.

  As demonstrated in the following table, total assets at SNBNC have grown from $4.5 billion at December 31, 1992 to $5.7 billion at December 31, 1994 on a restated basis, which is a 27% increase. As originally reported, total assets for SNBNC at December 31, 1992 were $3.8 billion. Total asset growth for SNBSC was $246 million, or 10%. At December 31, 1992, originally reported total assets for SNBSC were $596 million. SSB's total assets have grown $76.1 million since December 31, 1992.

--------------------------------------------------------------------------------

                                   TABLE S-1
                    SELECTED FINANCIAL DATA OF SUBSIDIARIES

                                       SNBNC                            SNBSC                           SSB
                          -------------------------------- --------------------------------- --------------------------
                             1994       1993       1992       1994       1993        1992      1994     1993     1992
                          ---------- ---------- ---------- ---------- ----------  ---------- -------- -------- --------
                                                             (DOLLARS IN THOUSANDS)
Total assets............  $5,747,856 $5,272,766 $4,542,361 $2,833,287 $2,828,278  $2,587,234 $314,420 $235,954 $238,349
Securities..............   1,874,251  1,722,040  1,432,548    770,438    651,064     197,290   38,344   31,344   24,209
Loans and leases, net of
 unearned income*.......   3,299,931  3,107,299  2,674,897  1,907,880  1,884,394   2,154,728  248,531  189,739  180,625
Deposits................   4,040,241  4,109,218  3,792,976  1,935,985  2,019,479   2,002,120  198,354  196,559  199,169
Shareholder's equity....     358,333    353,998    339,774    201,450    192,489     163,120   40,499   26,925   33,686
Net interest income.....     206,580    196,676    181,739    103,651    101,376      83,992   11,818   10,746   10,707
Provision for loan and
 lease losses...........       2,057      8,780     11,857      4,062     22,353      13,680    1,126      305      134
Noninterest income......      58,069     62,701     38,620     29,692     24,778      34,852    4,165    1,227      984
Noninterest expense.....     155,386    161,847    142,020     78,152    170,724      81,619    8,221    5,407    5,163
Net income (loss).......      72,485     52,582     38,433     31,691    (76,703)     14,779    4,042    3,443    4,105
                          ========== ========== ========== ========== ==========  ========== ======== ======== ========

--------
* Includes loans held for sale.

--------------------------------------------------------------------------------

 Acquisitions

  Profitability and market share have been enhanced through both internal growth and acquisitions during recent years. Specifically, expansion has been enhanced both by the acquisition of financial institutions (including thrift institutions) and the purchase of deposits and assets from the Resolution Trust Corporation ("RTC") in federally-assisted transactions.

  During the three years ended December 31, 1994, Southern National completed 11 mergers and acquisitions of thrift institutions and financial services companies. On February 28, 1995, Southern National merged with BB&T Financial Corporation ("BB&T"), a multi-bank holding company with $11.0 billion in total assets. Each BB&T shareholder received 1.45 shares of Southern National common stock for each share of BB&T common stock. A total of 57.9 million shares of Southern National common stock was issued in conjunction with the merger.

 Competition

  The banking business is highly competitive. The banking subsidiaries of Southern National compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies and insurance companies.

MARKET AREA

  Southern National's primary market area consists of North and South Carolina. These states continue to support one of the most dynamic and fastest growing economies in the nation. The area's employment base is diverse, consisting of manufacturing industries, service, wholesale/retail, strong financial centers and agricultural enterprises. With modern infrastructures and extensive educational systems, Southern National's current market area is adequate to support consistent growth in assets and deposits in the future. Even so, management expects to continue aggressive growth strategies, including possible expansion into neighboring states. The current market area includes numerous small communities that Southern National seeks to serve. Management believes that maintaining a community bank approach as asset size and available services grow will strengthen the Corporation's ability to successfully move into new states and communities and successfully be the bank of choice for small to mid-sized commercial customers.

LENDING ACTIVITIES

  Southern National focuses lending efforts on small to intermediate commercial and industrial loans, one-to-four family residential mortgage loans and other consumer loans. Typically, fixed-rate mortgage loans are sold in the secondary mortgage market and adjustable-rate mortgages are retained for the portfolio. Loan growth typically follows economic cycles and has been strong during 1994, primarily in the commercial, financial and agricultural category. Management's lending strategy is to establish market share in strategic cities and develop customer relationships by providing quality products and services to the customer base. Once the position is established, management focuses on small business lending and retail banking through the branches to generate additional growth.

--------------------------------------------------------------------------------

                                   TABLE S-2
                    COMPOSITION OF LOAN AND LEASE PORTFOLIO*

                                              DECEMBER 31,
                         ------------------------------------------------------
                            1994       1993       1992       1991       1990
                         ---------- ---------- ---------- ---------- ----------
                                         (DOLLARS IN THOUSANDS)
Loans--
  Commercial, financial
   and agricultural..... $1,301,504 $  804,281 $  765,475 $  731,508 $  710,733
  Real estate--
   construction and land
   development..........    121,561    248,253    198,075    235,508    338,666
  Real estate--mortgage.  3,055,865  2,904,525  2,667,561  2,328,827  2,305,139
  Consumer..............    701,862    692,848    825,761    840,408    808,975
                         ---------- ---------- ---------- ---------- ----------
    Loans held for
     investment.........  5,180,792  4,649,907  4,456,872  4,136,251  4,163,513
    Loans held for sale.     21,968    316,544    174,321    117,216     56,800
                         ---------- ---------- ---------- ---------- ----------
      Total loans.......  5,202,760  4,966,451  4,631,193  4,253,467  4,220,313
Leases..................    304,544    225,312    170,358    122,394    115,473
                         ---------- ---------- ---------- ---------- ----------
    Total loans and
     leases............. $5,507,304 $5,191,763 $4,801,551 $4,375,861 $4,335,786
                         ========== ========== ========== ========== ==========

--------
* Balances are gross of unearned income.

--------------------------------------------------------------------------------

 One-to-Four Family Residential Mortgage Lending

  Southern National engages in mortgage loan originations by offering fixed- and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. Such loans composed 33% of total loans and leases, excluding loans held for sale, at December 31, 1994. As mentioned above, the Corporation usually retains adjustable-rate loans for the portfolio and sells fixed-rate loans and government loans within the secondary mortgage market. Servicing rights on loans sold are typically retained by Southern National. Loans are generally offered in amounts up to 95% of the appraised value of the collateral for terms up to 30 years based on the qualifications of the borrower. Except in the "Community Reinvestment Act" program discussed below, private mortgage insurance is required in an amount sufficient to reduce Southern National's exposure to less than 80% of the loan-to-value ratio. Pricing for mortgage loans is established to be highly-competitive with area lenders. Southern National does not originate loans with negative amortization. Risks associated with the residential lending function include interest rate risk, which is mitigated through the sale of all fixed-rate loans, and default risk by the borrower, which is lessened through underwriting procedures and private mortgage insurance. Southern National also purchases mortgage loans through various correspondents and subjects them to the same underwriting and investment strategies as loans originated in-house.

  The Corporation also offers, as part of its Community Reinvestment Act ("CRA") program, more flexible underwriting criteria to broaden the availability of mortgage loans in the communities Southern National serves. CRA loans are available at loan-to-value ratios up to 98% for households with incomes up to $40,000 and such loans do not require private mortgage insurance. These loans are retained in the portfolio since they do not meet the requirements to be sold in the secondary mortgage market.

 Commercial Lending

  Southern National's commercial lending program is generally targeted to serve small to middle-market businesses with sales of $50 million or less, although in-house limits do allow lending to larger customers. Commercial lending includes commercial, financial, agricultural, industrial and real estate loans. Pricing on commercial loans, driven largely by competition, is usually tied to the prime rate with current yields including loan fees approaching prime plus 1%.

 Construction Lending

  Real estate construction loans composed 2% of the total portfolio at December 31, 1994. Such loans primarily reflect 12 month contract housing loans which are intended to convert to permanent one-to-four family residential mortgage loans upon completion of the construction. These loans have terms and options similar to residential mortgage loans and allow a rate to be "locked in" by the borrower during the 12 month construction period. The loans also allow a "float down" option once during the term of the construction loan. Such loans are priced higher than other residential mortgage loans because of the added float down risk and the shorter term of the loan. Southern National also originates commercial construction loans. These loans are usually to in-market developers, businesses, individuals or real estate investors for the construction of commercial structures in the Corporation's market area, including, but not limited to, industrial facilities, apartments, shopping centers, office buildings, hotels and warehouses. The properties may be for sale, lease or owner-occupancy. The Corporation generally requires the borrower to make a commitment to "take-out" the construction loan and typically requires the property to be presold, preleased or, in the case of owner-occupied properties, that the owner has adequate resources to repay the debt. Generally, these loans carry floating interest rates tied to the Corporation's prime interest rate or some other similar index, and range in term from six to eighteen months.

 Consumer Lending

  Southern National offers various consumer loan products. Both secured and unsecured loans are marketed to existing customers and to any other creditworthy candidates. Home equity loans are underwritten in amounts which assure that the total loan-to-value ratio does not exceed 80%. Numerous forms of unsecured loans, including revolving credits, are provided and various installment loan products, including vehicle loans, are offered. Pricing of such loans is strongly influenced by local competition. These loans are usually priced as fixed-rate simple interest loans with variable rates on revolving credits.

 Leasing

  Southern National provides leasing products and services in North and South Carolina through Southern National Leasing Corp. ("Leasing"). Since Leasing is a separate subsidiary, it is not restricted to North and South Carolina to obtain business. Leases accounted for 6% of total loans and leases at December 31, 1994. Leasing provides three primary products: finance or capital leases, true leases (as defined under the Internal Revenue Code) and other operating leases. Leasing provides products and services for small to medium-sized commercial customers primarily in Southern National's market area. Such products include vehicles and tangible personal property. Leasing also solicits business from municipal customers and is seeking to augment the existing customer base with larger commercial customers.

                                   TABLE S-3
               SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY*

                                                    DECEMBER 31, 1994
                                           ------------------------------------
                                           COMMERCIAL,
                                            FINANCIAL
                                               AND      REAL ESTATE:
                                           AGRICULTURAL CONSTRUCTION   TOTAL
                                           ------------ ------------ ----------
                                                  (DOLLARS IN THOUSANDS)
Fixed rate:
  1 year or less (2)......................  $  138,481    $ 12,934   $  151,415
  1-5 years...............................     306,634      28,640      335,274
  After 5 years...........................      49,457       4,619       54,076
                                            ----------    --------   ----------
    Total.................................     494,572      46,193      540,765
                                            ----------    --------   ----------
Variable rate:
  1 year or less (2)......................     225,941      21,103      247,044
  1-5 years...............................     500,298      46,728      547,026
  After 5 years...........................      80,693       7,537       88,230
                                            ----------    --------   ----------
    Total.................................     806,932      75,368      882,300
                                            ----------    --------   ----------
      Total loans and leases (1)..........  $1,301,504    $121,561   $1,423,065
                                            ==========    ========   ==========

--------
* Balances are gross of unearned income.

(1) The table excludes:

     (i)   consumer loans to individuals for household, family and
            other personal expenditures...........................   $  701,862
     (ii)  real estate mortgage loans.............................    3,055,865
     (iii) loans held for sale....................................       21,968
     (iv)  leases.................................................      304,544
                                                                     ----------
                                                                     $4,084,239
                                                                     ==========

(2) Includes demand loans.

    Scheduled repayments are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms. Southern National's credit policy does not permit automatic renewals, or rollovers, of loans. At the scheduled maturity date (including balloon payment date), the customer must request a new loan to replace the matured loan and execute a new note with rate, terms and conditions renegotiated at that time.

--------------------------------------------------------------------------------

NONACCRUAL LOANS AND LEASES

  It is Southern National's policy to place loans and leases on nonaccrual status when full collection of principal and interest becomes doubtful, or when any portion of principal or interest becomes 90 days past due, whichever occurs first. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance when concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful.

                                   TABLE S-4
              LOANS AND LEASES 90 DAYS PAST DUE AND STILL ACCRUING

                                              DECEMBER 31,
                         ----------------------------------------------------------
                            1994        1993        1992        1991        1990
                         ----------  ----------  ----------  ----------  ----------
                                         (DOLLARS IN THOUSANDS)
Commercial, financial
 and agricultural....... $      567  $      130  $      220  $      311  $      563
Real estate--all
 categories.............        611       1,333       2,640       4,805       6,891
Consumer................          2         652         622         601         604
Leases..................        --          --          --          --          545
                         ----------  ----------  ----------  ----------  ----------
  Total................. $    1,180  $    2,115  $    3,482  $    5,717  $    8,603
                         ==========  ==========  ==========  ==========  ==========
Ratio of loans and
 leases 90 days or more
 past due and still
 accruing to outstanding
 loans and leases.......        .02%        .04%        .07%        .13%        .20%
                         ==========  ==========  ==========  ==========  ==========
Nonaccrual loans and
 leases................. $   22,194  $   28,372  $   60,430  $   61,232  $   51,870
                         ==========  ==========  ==========  ==========  ==========
Total outstanding loans
 and leases*............ $5,507,304  $5,191,763  $4,801,551  $4,375,861  $4,335,786
                         ==========  ==========  ==========  ==========  ==========

--------
* Balances are gross of unearned income and include loans held for sale.

--------------------------------------------------------------------------------

ALLOWANCE FOR LOAN AND LEASE LOSSES

  The allowance for loan and lease losses is established through a provision for loan and lease losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity. This evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loan's risk rating, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant consideration in providing for an adequate reserve. Southern National's objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration in order to reduce overall credit risk by minimizing the adverse impact of any single event or combination of related events. Although management believes that the best information available is used to determine the adequacy of the allowance, the nature of the process by which management determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Unforeseen market conditions could result in adjustments in the allowance which would affect earnings. Future additions to Southern National's allowance will be the result of periodic loan, property and collateral reviews as well as projected changes in overall economic and real estate markets.

--------------------------------------------------------------------------------

                                   TABLE S-5
                       ALLOCATION OF RESERVE BY CATEGORY

                                                              DECEMBER 31,
                          ------------------------------------------------------------------------------------
                                1994             1993             1992             1991             1990
                          ---------------- ---------------- ---------------- ---------------- ----------------
                                  % LOANS          % LOANS          % LOANS          % LOANS          % LOANS
                                  IN EACH          IN EACH          IN EACH          IN EACH          IN EACH
                          AMOUNT  CATEGORY AMOUNT  CATEGORY AMOUNT  CATEGORY AMOUNT  CATEGORY AMOUNT  CATEGORY
                          ------- -------- ------- -------- ------- -------- ------- -------- ------- --------
                                                         (DOLLARS IN THOUSANDS)
Balance at end of period
 applicable to:
Commercial, financial
 and agricultural.......  $10,959    24%   $19,221    16%   $11,835    16%   $11,709    17%   $ 8,036    17%
Real estate:
 Construction and land
  development...........    1,024     2      2,492     5      2,070     4      2,088     5        399     8
 Mortgage...............   24,684    55     26,640    62     18,580    59     11,334    56     11,862    53
                          -------   ---    -------   ---    -------   ---    -------   ---    -------   ---
 Real estate--total.....   25,708    57     29,132    67     20,650    63     13,422    61     12,261    61
                          -------   ---    -------   ---    -------   ---    -------   ---    -------   ---
Consumer................    7,556    13      7,738    13      8,075    17     11,114    19     12,132    19
Leases..................      906     6      1,218     4      1,313     4      1,610     3      1,021     3
Unallocated.............   25,444   --      12,194   --      10,151   --       6,811   --       2,897   --
                          -------   ---    -------   ---    -------   ---    -------   ---    -------   ---
 Total..................  $70,573   100%   $69,503   100%   $52,024   100%   $44,666   100%   $36,347   100%
                          =======   ===    =======   ===    =======   ===    =======   ===    =======   ===

  The following table sets forth information with respect to Southern National's allowance for loan and lease losses for the most recent five years.

                                   TABLE S-6
               COMPOSITION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                              DECEMBER 31,
                         ----------------------------------------------------------
                            1994        1993        1992        1991        1990
                         ----------  ----------  ----------  ----------  ----------
                                         (DOLLARS IN THOUSANDS)
Balance, beginning of
 period................. $   69,503  $   53,840  $   44,918  $   36,347  $   28,228
  Charge-offs:
    Commercial,
     financial and
     agricultural.......     (3,279)    (11,653)     (8,168)     (8,855)     (7,971)
                         ----------  ----------  ----------  ----------  ----------
    Real estate--
     construction and
     land development...       (165)       (435)       (706)     (1,196)       (283)
    Real estate--
     mortgage...........     (4,690)     (4,867)     (8,218)     (6,845)     (7,463)
                         ----------  ----------  ----------  ----------  ----------
    Real estate--total..     (4,855)     (5,302)     (8,924)     (8,041)     (7,746)
                         ----------  ----------  ----------  ----------  ----------
    Consumer............     (4,625)     (5,396)     (8,627)     (7,878)     (7,678)
    Lease receivables...       (646)       (771)     (1,428)     (1,308)       (419)
                         ----------  ----------  ----------  ----------  ----------
      Total charge-offs.    (13,405)    (23,122)    (27,147)    (26,082)    (23,814)
                         ----------  ----------  ----------  ----------  ----------
  Recoveries:
    Commercial,
     financial and
     agricultural.......      2,373       1,728       1,154       1,028         798
                         ----------  ----------  ----------  ----------  ----------
    Real estate--
     construction and
     land development...        582         184         275         248         --
    Real estate--
     mortgage...........      1,529         994       2,907         513         225
                         ----------  ----------  ----------  ----------  ----------
    Real estate--total..      2,111       1,178       3,182         761         225
                         ----------  ----------  ----------  ----------  ----------
    Consumer............      1,332       1,542       1,208       1,044       1,091
    Lease receivables...        294         149         188         116         126
                         ----------  ----------  ----------  ----------  ----------
      Total recoveries..      6,110       4,597       5,732       2,949       2,240
                         ----------  ----------  ----------  ----------  ----------
Net charge-offs.........     (7,295)    (18,525)    (21,415)    (23,133)    (21,574)
                         ----------  ----------  ----------  ----------  ----------
  Provision charged to
   expense..............      7,246      31,438      25,671      30,602      29,693
                         ----------  ----------  ----------  ----------  ----------
  Allowance of loans
   acquired in purchase
   transactions.........      1,119       2,750       2,850         850         --
                         ----------  ----------  ----------  ----------  ----------
Balance, end of period.. $   70,573  $   69,503  $   52,024  $   44,666  $   36,347
                         ==========  ==========  ==========  ==========  ==========
Average loans and
 leases*................ $5,064,136  $4,750,218  $4,494,244  $4,258,462  $4,273,567
Net charge-offs as a
 percentage of average
 loans and leases.......        .14%        .39%        .48%        .54%        .50%
                         ==========  ==========  ==========  ==========  ==========

--------
* Loans and leases are net of unearned income and loans held for sale.

--------------------------------------------------------------------------------

NONPERFORMING ASSETS AND CLASSIFIED ASSETS

  Nonperforming assets include nonaccrual loans and leases and foreclosed property. Southern National directs significant energy to maintain low levels of nonperforming assets and works quickly with delinquent borrowers to resolve problems. Loans are considered delinquent in most cases the first day after payment was due. After a loan has been delinquent ten days, Southern National mails a reminder notice to borrowers, and if the borrower does not contact a collection officer, late charges are assessed on the sixteenth day after the due date. Numerous attempts to work with the borrower to establish a repayment plan are made throughout the delinquent period of the loan. When a loan becomes 90 days past due, the loan is placed on nonaccrual status. In some cases, a loan may be placed on nonaccrual status earlier based on specific circumstances surrounding the loan. If the collection of principal and/or interest becomes doubtful at any time during the collection process, the loan is placed on nonaccrual status. Every effort is made to reach an agreement on payment with the borrower. If it becomes necessary to foreclose on loans, acquired assets are quickly sold to minimize the cost of carrying such assets.

INVESTMENT ACTIVITIES

  Southern National maintains a portion of its assets as investment securities. National banks are allowed to purchase, sell, deal in, underwrite, and hold certain investment securities as prescribed by the United States Code and regulated by the Comptroller of the Currency (the "Comptroller"). Securities ruled eligible by the Comptroller generally include all obligations of the U.S. Treasury, agencies of the Federal government, obligations of any state or political subdivision, various types of corporate debt, mutual funds, limited equity securities and certain derivative securities.

  Investment portfolio activities are governed internally by a written, board-approved investment policy. Investment policy is carried out by the Corporation's Asset and Liability Committee ("ALCO") which meets weekly to review the economic environment, assess current activities for appropriateness and establish investment strategies. The ALCO also has much broader responsibilities which are discussed in the section, Asset/Liability Management, of Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The Corporation maintains its investment portfolio in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement established accounting procedures consistent with the intent to hold securities until maturity, to hold securities in an available for sale capacity or to trade securities. As of January 1, 1994, management designated specific securities to be held in all three categories.

  Investment strategies are established by the ALCO in consideration of the interest rate cycle, mix of the balance sheet, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Corporation. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following purposes: (i) to provide a sufficient margin of liquidity of assets and liabilities to cover unanticipated deposit and loan fluctuations, seasonal funds flow variations and overall funds management objectives; (ii) to provide eligible securities to secure public funds and trust deposits as prescribed by law; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of
(i) and (ii).

  Within the overall context of the primary purposes of portfolio management as just described, investment strategy during 1994 was established and continually adjusted within an environment of rising interest rates precipitated by a more restrictive monetary policy, as set by the Federal Reserve's Open Market Committee.

  At December 31, 1994, the investment portfolio represented 32% of the total assets of the Corporation. That percentage is somewhat higher than historical norms for the Corporation because continued attractive investment returns were made possible by a steeply sloped yield curve and advantageous funding opportunities. During the past four years, investment securities have increased from 27% of assets in 1991 to 32% in 1994. Management has judged overall liquidity and interest rate sensitivity to be adequate to allow the growth of both the investment and loan portfolios during that time. It is anticipated that the opportunities that permitted the growth of both portfolios will not be present in coming months, and, as a result, the investment portfolio will likely decline as a percentage of total assets toward more historical norms. The investment portfolio will continue to add increasing benefit to the Corporation, however, as proceeds from lower-yielding maturing securities are reinvested at higher rates.

  As has been the case for the past several years, investment activity during 1994 was centered on obligations of the U.S. Treasury and Federal agencies. Treasuries and Federal agencies comprised 96% of the total amortized cost of the portfolio at year end. The value of these securities from return and quality perspectives made them relatively more attractive than other types of investments. Emphasis continued to be placed on short and intermediate-term maturities, balancing reasonable stability between liquidity and yield. The average maturity of the entire portfolio at December 31, 1994 was 4 years compared to 3 years 5 months at December 31, 1993. The small maturity extension was a result of management's strategy to begin to lock in attractive yields in anticipation of a levelling of rates during 1995. Table 3--"Securities" shows the maturity distribution by category of Southern National's investment portfolio at December 31, 1994.

  At December 31, 1994, the balance in the Corporation's available-for-sale category was $992 million, which represents approximately 36% of the entire investment portfolio. This amount was less than the December 31, 1993 balance because of sales of $283.1 million and maturities of $178.1 million of securities available for sale offset by purchases of such securities of $296.5 million. It is anticipated that the available-for-sale category will, through purchases of new securities, grow as a percentage of the total because of the flexibility this designation brings to the investment management process.

  During the past year, the Federal Reserve's more restrictive monetary policy drove short-term interest rates up 250 basis points. Fixed income securities, by nature of their structure, decline in value as interest rates rise. As a result, Southern National's entire investment portfolio market value moved from a position of net unrealized gains of $42.0 million at December 31, 1993, to a position of net unrealized losses, before tax, of $120.5 million at December 31, 1994. The decline in market value represents a depreciation of approximately 4%, which management expected in 1994's interest rate environment. A decline of this magnitude is manageable and will not adversely affect the safety and soundness of the Corporation.

  Unrealized market valuation losses in the Corporation's held-to-maturity category affect neither earnings nor capital since these securities are carried at amortized cost. The Corporation's held-to-maturity securities totaled $1.8 billion at December 31, 1994, and the net unrealized market valuation losses, net of tax, totaled $44.5 million.

  Unrealized market valuation losses in the available-for-sale category have been reported, net of tax, as a separate component of equity. The available-for-sale portfolio totaled $992 million at December 31, 1994, and the net market valuation losses totaled $28.1 million, net of tax. Equity adjustments resulting from market valuation losses do not represent permanent reductions in equity and are not considered for purposes of calculating actual levels of risk-based capital. If securities that are categorized as available for sale are held to maturity for strategic reasons, or if market values improve during the period of time held, equity will be positively adjusted. If securities so designated are sold, then the actual gains or losses realized are reported in current period earnings.

  Management expects interest rates to increase further in early 1995, until the Federal Reserve's more restrictive monetary policy begins to dampen economic activity. At that time, rates should begin to level off, easing the decline in market value of the Corporation's investment portfolio. Anticipated investment strategies include continued emphasis on high quality U.S. Treasury and Federal agency securities, investment in short and intermediate maturities, and a slight decline in the portion of assets held as investment securities. The Corporation's ALCO will continually evaluate such strategies in consideration of actual economic and balance sheet developments.

                                   TABLE S-7
                      COMPOSITION OF SECURITIES PORTFOLIO

                                                        DECEMBER 31,
                                              --------------------------------
                                                 1994       1993       1992
                                              ---------- ---------- ----------
                                                   (DOLLARS IN THOUSANDS)
U.S. Treasury, government agencies and
 corporations................................ $1,710,084 $1,254,602 $1,549,256
States and political subdivisions............     63,453     54,047     57,680
Equity securities............................        --      46,820     45,682
Other securities.............................        665        633     25,640
                                              ---------- ---------- ----------
  Total securities held to maturity..........  1,774,202  1,356,102  1,678,258
Securities available for sale (1994 at
 market, 1993 and 1992 at lower of amortized
 cost or market):
    U.S. Treasury, government agencies and
     corporations............................    992,016  1,194,230    278,127
                                              ---------- ---------- ----------
Total securities............................. $2,766,218 $2,550,332 $1,956,385
                                              ========== ========== ==========

--------------------------------------------------------------------------------

SOURCES OF FUNDS

  Deposits are the primary source of funds for lending and investing activities. The amortization and scheduled payment of loans and maturities of investment securities provide a stable source of funds, while deposit fluctuations and loan prepayments are significantly influenced by the overall interest rate environment and other market conditions. FHLB advances, federal funds purchased and short-term borrowings all provide supplemental liquidity sources based on specific needs or if management determines that these are the best sources of funds to meet current requirements.

 Deposits

  Customer deposits are attracted principally from within Southern National's market area through the offering of a broad selection of deposit instruments including negotiable order of withdrawal accounts and other demand deposits, passbook and statement savings accounts, money market deposits, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and the interest rate. Interest rates paid on specific deposits are set by the ALCO and are determined based on (i) the interest rates offered by competitors, (ii) anticipated needs for cash and the timing of the cash flow needs offset by the availability of more cost-effective funding sources and
(iii) anticipated future economic conditions and interest rates. Customer deposits are attractive sources of liquidity because of stability, pricing control and the ability to generate fee income through the cross-sale of deposit-related services.

--------------------------------------------------------------------------------

                                   TABLE S-8
                        TIME DEPOSITS $100,000 AND OVER

                                                          (DOLLARS IN THOUSANDS)
Maturity
  Less than three months.................................        $430,839
  Four through six months................................         141,468
  Seven through twelve months............................         108,759
  Over twelve months.....................................          94,440
                                                                 --------
BALANCE AT DECEMBER 31, 1994.............................        $775,506
                                                                 ========

--------------------------------------------------------------------------------

 Short-term Borrowings

  Southern National's ability to borrow significant funds through non-deposit sources generates additional flexibility to meet the needs of customers by offsetting liquidity risk and to reach the goals set by the ALCO.

Southern National has done this in the past primarily through securities sold under repurchase agreements, which composed 70% of total short-term borrowings at December 31, 1994. Other components of short-term borrowings at year end were master notes, federal funds purchased and U.S. Treasury tax and loan deposit notes payable.

--------------------------------------------------------------------------------

                                   TABLE S-9
                             SHORT-TERM BORROWINGS

  The following information summarizes certain pertinent information for the past three years on securities sold under agreement to repurchase, federal funds purchased, master notes, Federal Reserve discount window borrowings and U.S. Treasury tax and loan deposit notes payable.

                                                    1994       1993      1992
                                                 ----------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
Maximum outstanding at any month end during the
 year..........................................  $1,654,465  $776,512  $504,439
Average outstanding during the year............   1,129,989   514,611   416,647
Average interest rate during the year..........        4.33%     3.66%     3.59%
Average interest rate at end of year...........        5.89      2.92      3.75

--------------------------------------------------------------------------------

CAPITAL ADEQUACY AND RESOURCES

  Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors. Southern National's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide future growth and compliance with all regulatory standards. Close attention is given to regulatory levels of capital as percentages of assets and risk-weighted assets. The accompanying table outlines the regulatory minimums for Tier 1 capital, total risk-based capital and the Tier 1 leverage ratio, as well as such amounts for the separate subsidiary banks as of December 31, 1994.

--------------------------------------------------------------------------------

                                   TABLE S-10
                                CAPITAL ADEQUACY

                                          REGULATORY  SOUTHERN
                                         MINIMUMS (1) NATIONAL SNBNC  SNBSC  SSB
                                         ------------ -------- -----  -----  ----
Risk-based capital ratios:
  Tier 1 capital (2)....................     4.0%       12.8%  12.1%  11.7%  15.5%
  Total risk-based capital (3)..........     8.0        14.1   13.3   12.9   16.7
Tier 1 leverage ratio (4)...............     3.0         7.5    6.7    7.3   10.5

--------
(1) Regulatory minimums are based upon fully phased-in requirements effective at December 31, 1992.
(2) Shareholders' equity less non-qualifying intangible assets; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(3) Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio of risk-weighted assets as defined in the risk-based capital guidelines.
(4) Tier 1 capital computed as a ratio of fourth quarter average assets less goodwill.

--------------------------------------------------------------------------------

SUPERVISION AND REGULATION

  Bank holding companies and banks are extensively regulated under both federal and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of Southern National and the Subsidiaries.

  Southern National is a legal entity separate and distinct from its subsidiary banks. Most of Southern National's revenues result from dividends paid to Southern National by the Subsidiaries. The ability of Southern National, and consequently the right of creditors and shareholders of Southern National, to participate in any distribution of the assets or earnings of any Subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the Subsidiary, except to the extent that claims of Southern National in its capacity as a creditor may be recognized. Under federal law, the Subsidiaries may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, Southern National or take securities of Southern National as collateral for loans to any borrower. The Subsidiaries are also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

  The Subsidiaries are subject to various statutory restrictions on their ability to pay dividends to Southern National. Under current supervisory practices of the Subsidiaries' regulatory agencies, prior approval from these agencies is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. SSB, in accordance with Title IV of North Carolina general statutes, Chapter 16A.0105, can make capital distributions, including cash dividends, to Southern National with prior approval of the Administrator of the North Carolina Savings Institutions Division, (the "Administrator"), in an amount less than the greater of one-half of net income for the most recent fiscal year or the average of net income for the most recent three years. The payment of dividends by Southern National and the Subsidiaries may also be limited by other factors, such as requirements to maintain adequate capital above regulatory guidelines. The Comptroller, in the case of national bank subsidiaries, and the Administrator, in the case of savings bank subsidiaries, have authority to prohibit any bank subsidiaries from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the Subsidiary in question, could be deemed to constitute such an unsafe and unsound practice to pay dividends except out of current operating earnings. The ability of the Subsidiaries to pay dividends in the future is, and is expected to continue to be, influenced by regulatory policies and by capital guidelines.

  As a bank holding company, Southern National is subject to regulation by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956 (the "BHCA"). The FRB, the Comptroller and the Federal Deposit Insurance Corporation (the "FDIC") have issued substantially similar risk-based and leverage capital requirements applicable to United States banking organizations. In addition, those regulatory agencies may require that a bank organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

  The FRB's risk-based guidelines define a two-tier capital framework. Tier 1 capital consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. Tier 2 capital consists of subordinated and other qualifying debt, and the allowance for credit losses up to 1.25% of risk-weighted assets. The sum of Tier 1 and Tier 2 capital represents qualifying total capital, at least 50% of which must consist of Tier 1 capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Risk-weighted assets are determined by assigning assets and off-balance sheet exposures to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total capital ratio is 8%. Southern National's Tier 1 and total capital to risk-weighted asset ratios as of December 31, 1994 were 12.8% and 14.1%, respectively, exceeding the required minimums.

  In addition, the FRB has established minimum leverage ratio (Tier 1 capital to quarterly average tangible assets) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies will be required to maintain a leverage ratio of 3% plus an additional cushion of at least 100 to 200 basis points. Southern National's leverage ratio as of December 31, 1994 was 7.5%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels.

  As a result of the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the existence of certain conditions indicating that "default" is likely to occur in the absence of regulatory assistance. Liability of any Subsidiary under this "cross-guarantee" provision could have a material adverse effect on the financial condition of any assessed Subsidiary and Southern National.

  The BHCA requires the prior approval of the FRB in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority owned by it or to merge or consolidate with any other bank holding company. The BHCA prohibits the FRB from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statute of the state in which the bank whose shares are to be acquired is located. North Carolina has adopted legislation permitting such acquisitions by bank holding companies located in certain states that have reciprocal agreements with North Carolina.

  The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the FRB is authorized to approve the ownership of shares by a bank holding company in any company the activities of which the FRB has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The FRB has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; and acting as an insurance agent for certain types of credit-related insurance.

  The Subsidiaries are supervised and regularly examined by various federal and state regulatory agencies. The laws and regulations administered by the regulatory agencies affect corporate practices, such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

  The Subsidiaries are subject to FDIC deposit insurance assessments. As mandated by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC adopted regulations effective January 1, 1993 for the transition from a flat-rate insurance assessment system to a risk-based system by January 1, 1994. Pursuant to these regulations, each of the Subsidiaries deposit insurance assessment will be individually set within a range of $.23 to $.31 per $100 of deposits and will depend on the institution's risk classification. The FDIC has proposed a reduction in insurance premiums on deposits insured by the Bank Insurance Fund from $.23 to $.04. This premium reduction, expected to be implemented by year-end 1995, will have a favorable impact on all well-managed banks, including Southern National.

  Among other things, FDICIA identifies five capital categories for insured depository institutions: well- capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. FDICIA requires the federal banking regulators to take prompt corrective action with respect to insured depository institutions that do not meet minimum capital requirements.

  The FRB has adopted regulations establishing relevant capital requirements for banks. Under the regulations, a well-capitalized institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order. An adequately capitalized institution must have a Tier 1 risk-based capital ratio of at least

4%, a total risk-based capital ratio of at least 8% and a leverage ratio of at least 4% or, in some cases, 3%. Under these guidelines, at December 31, 1994, Southern National and each of the Subsidiaries were considered well-capitalized.

  In addition, undercapitalized depository institutions are required to submit capital restoration plans. In order to obtain acceptance of a capital restoration plan, a depository institution's holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency at the time the institution fails to comply with the plan. The federal banking agencies may not accept a capital restoration plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed. If an institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. In the event of bankruptcy of the parent holding company, such guarantee would have priority over the parent's general unsecured creditors.

  FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if, after making the distribution or paying the fee, the depository institution would be undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of restrictions, including prohibition of capital distributions to its holding company without prior approval of the FRB, orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to the appointment of a conservator or receiver.

  The operations of Southern National and its subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the FRB regulates money and credit and interest rates in order to influence general economic conditions. These policies have significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid on time and savings deposits. FRB monetary policies have had a significant effect on the operating results of commercial banks and thrifts in the past and are expected to continue to do so in the future.

  During 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act"). The Act will permit banks or bank holding companies to acquire banks, establish branches, or merge with banks in other states. Under the provisions of the Act, effective September 29, 1995, a bank holding company that is adequately capitalized and managed may acquire an existing bank in another state provided the resulting entity would not control greater than 10% of total U.S. insured depository institution deposits, or 30% or more of such deposits in the state in which the bank is located. The law will also allow interstate bank mergers and interstate branching subject to the above-mentioned restrictions and regulatory approval.

  Various legislation, including proposals to overhaul the banking regulatory system and to limit the investment that a depository institution may make with insured funds are from time to time introduced in Congress. Southern National cannot determine the ultimate effect that FDICIA and the implementing regulations thereunder, or any potential legislation, if enacted, would have upon its financial condition or operations.

EMPLOYEES

  At December 31, 1994, Southern National had approximately 3,609 full-time employees, an increase of 42% over the prior year originally-reported balance of 2,549.

PROPERTIES

  Southern National and its significant subsidiaries occupy their headquarters offices under long-term leases and also own free-standing operations centers in Charlotte and Lumberton. Branch office locations are variously owned or leased. The premises occupied by Southern National and its subsidiaries are considered to be well-located and suitably equipped to serve as financial service facilities.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

                                    OVERVIEW

  The following discussion and analysis of the financial condition and results of operations of Southern National for each of the three years in the period ended December 31, 1994 and related financial information are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of Southern National's 1994 performance.

  1994 was a year of significant growth and achievement for the Corporation. On January 28, 1994, Southern National completed its acquisition of The First Savings Bank, FSB ("The First") of Greenville, South Carolina in a transaction accounted for as a pooling of interests. The First was merged into SNBSC, thereby improving SNBSC's ranking by deposits to third in South Carolina. The First had total assets of $2.0 billion and deposits of $1.6 billion at December 31, 1993.

  On January 31, 1994, Southern National acquired Regency Bancshares Inc. ("Regency") of Hickory, North Carolina in a transaction accounted for as a pooling of interests. Regency, a bank holding company whose principal subsidiaries were First Savings Bank, SSB of Hickory, North Carolina and Davidson Savings Bank, SSB of Lexington, North Carolina, had total consolidated assets of $263 million and total consolidated deposits of $210 million at December 31, 1993.

  On February 24, 1994, Southern National acquired Home Federal Savings Bank ("Home") of Statesville, North Carolina in a transaction accounted for as a pooling of interests. At year-end 1993, Home had total assets of $98 million and total deposits of $90 million.

  The acquisitions above were accounted for as poolings of interests. Accordingly, this discussion and analysis reflects balances restated to include the results of Regency, Home and The First.

  On June 1, 1994, Southern National completed an acquisition of McLean, Brady & McLean Agency, Inc. ("McLean") of Lumberton, North Carolina in a transaction accounted for as a purchase. McLean, which had total assets of $571,000 at June 1, 1994, and other insurance subsidiaries acquired in mergers with The First and East Coast Savings Bank, SSB ("East Coast") were combined to form Southern National Insurance Services, Inc., a wholly-owned subsidiary of SSB, allowing Southern National to offer a full line of insurance products to its customers.

  The Corporation completed its acquisition of Leasing Associates, Inc. of Anderson, South Carolina on June 6, 1994 in a transaction accounted for as a purchase. The Leasing Associates, Inc. merger with Southern National Leasing Corp. gives Southern National a direct leasing presence in South Carolina. Leasing Associates, Inc. had total assets of $9 million at June 30, 1994.

  On August 1, 1994, Southern National and BB&T jointly announced the signing of a definitive agreement to merge. This transaction, which was consummated on February 28, 1995, and was accounted for under the pooling-of-interests method of accounting, has created the sixth largest bank holding company in the Southeast and the 36th largest in the U.S.

  On November 1, 1994, Southern National completed its acquisition of Prime Rate Premium Finance Corporation, Inc. ("Prime Rate") and related interests, Agency Technologies, Inc. and IFCO, Inc. These companies, which had combined assets of $7.6 million at November 1, 1994, provide financing for automobile insurance by offering such products directly to various insurance agents. The transaction was accounted for under the purchase method of accounting.

  SNBNC, the Corporation's lead bank, was formed in 1897 while SNBSC was organized in 1986 as Southern National's entry into the South Carolina banking market. SSB, a state-chartered savings bank, is the resulting entity which evolved from the 1993 merger of two former savings and loan institutions acquired by Southern National in 1990, Western Carolina Savings and Loan Association, Inc. and Mutual Federal Savings and Loan Association, A Stock Corporation.

                        ANALYSIS OF FINANCIAL CONDITION

  Southern National's total assets at December 31, 1994 were $8.8 billion, a 6% increase from the prior year-end balance of $8.3 billion. The increase in total assets was fueled by increases in net loans, leases and securities. Loans and leases, excluding loans held for sale, increased $597 million and securities held to maturity increased $418 million. These increases were offset by declines in loans held for sale of $295 million and securities available for sale of $202 million. Other interest-earning assets, composed of federal funds sold, securities purchased under resale agreements and similar arrangements and interest-bearing bank balances, decreased $68 million over the prior year-end balance. The composition of average total assets was as follows:

--------------------------------------------------------------------------------

                                    TABLE 1
                      COMPOSITION OF AVERAGE TOTAL ASSETS

                                                                    % CHANGE
                                                                 ---------------
                                                                 1994 V. 1993 V.
                              1994        1993         1992       1993    1992
                           ----------  -----------  -----------  ------- -------
                                         (DOLLARS IN THOUSANDS)
Securities*..............  $2,613,314  $ 2,258,193  $ 1,846,703     16%     22%
Federal funds sold and
 other earning assets....      64,162       81,744      137,532    (22)    (41)
Loans and leases, net of
 unearned income**.......   5,164,357    4,914,343    4,640,013      5       6
                           ----------  -----------  -----------
Average earning assets...   7,841,833    7,254,280    6,624,248      8      10
Non-earning assets.......     446,432      470,439      500,062     (5)     (6)
                           ----------  -----------  -----------
Average total assets.....  $8,288,265  $ 7,724,719  $ 7,124,310      7%      8%
                           ==========  ===========  ===========    ===     ===
Average earning assets as
 a percentage of average
 total assets............        94.6%        93.9%        93.0%
                           ==========  ===========  ===========

--------
 *Based on amortized cost.
** Includes loans held for sale based on lower of amortized cost or market.

--------------------------------------------------------------------------------

SECURITIES

  The securities portfolio is a primary focus of management's efforts to manage interest rate risk and liquidity. Management has shifted the mix of the portfolio as needed during the past three years to manage the balance sheet as other less-manageable areas of the balance sheet have fluctuated. Investment securities produce a substantial portion of Southern National's interest income and provide vital flexibility in addressing liquidity needs or excesses. Management has continued to emphasize investments with a maturity of five years or less because of the changing interest rate environment and the strong economy of the last two years. Southern National is strategically positioned to meet the additional loan demand produced by this economic growth. U.S. Treasury securities, which continue to comprise the majority of the portfolio, provide adequate current yields with minimal risk and maturities structured to address liquidity concerns. The average maturity of Southern National's portfolio at December 31, 1994, based upon final stated maturity dates, was 4 years compared to 3 years 5 months at December 31, 1993. Table 3--"Securities" discloses the maturity distribution by category of Southern National's securities portfolio at December 31, 1994.

  During 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement, which was adopted by Southern National as of January 1, 1994, addresses the accounting and reporting of investments in equity securities that have readily determinable fair values and all investments in debt securities. These investments are classified in one of three categories: held to maturity, trading and available for sale. Securities classified as available for sale are carried at estimated fair value with unrealized depreciation or appreciation, net of tax, reported as a separate component of shareholders' equity. Securities classified as held to maturity are carried in the financial statements at amortized cost. Securities classified as trading are carried at estimated fair value with gains and losses resulting from market fluctuations recognized in current period earnings. Southern National engages in securities trading transactions as a normal course of business, but had no securities held in a trading classification at year end.

  At December 31, 1994, Southern National had net unrealized depreciation, net of tax, of $28.1 million which is reported as a separate component of equity. The market value of the available-for-sale portfolio was $46.4 million less than the amortized cost of these securities.

  The fully taxable equivalent ("FTE") yield on the complete portfolio was 6.17% for the year ended December 31, 1994, compared to 6.53% for 1993. Securities have grown 8% during the current year. As a percentage of earning assets, securities have increased slightly, comprising 34% of total earning assets at December 31, 1994, compared to 33% at December 31, 1993.

-------------------------------------------------------------------------------
                                    TABLE 2
                              AVERAGE SECURITIES*

                                                                             % CHANGE
                                                                          ---------------
                                                                          1994 V. 1993 V.
                               1994            1993            1992        1993    1992
                          --------------  --------------  --------------  ------- -------
                                             (DOLLARS IN THOUSANDS)
U.S. Treasury...........  $1,615,378  62% $1,177,353  53% $  842,219  46%    37%     40%
U.S. Government agencies
 and corporations.......     882,084  34     976,376  43     915,165  49    (10)      7
States and political
 subdivisions...........      53,667   2      51,454   2      53,522   3      4      (4)
Other securities........      51,568   2      53,010   2      35,797   2     (3)     48
                          ---------- ---  ---------- ---  ---------- ---    ---     ---
Average total
 securities.............  $2,602,697 100% $2,258,193 100% $1,846,703 100%    15%     22%
                          ========== ===  ========== ===  ========== ===    ===     ===

--------
* Includes securities available for sale based on fair value in 1994 and lower of amortized cost or market in 1993 and 1992.

-------------------------------------------------------------------------------
                                    TABLE 3
                                  SECURITIES

                                               DECEMBER 31, 1994
                                 ---------------------------------------------
                                                                    AVERAGE
                                 CARRYING VALUE AVERAGE YIELD (3) MATURITY (4)
                                 -------------- ----------------- ------------
                                            (DOLLARS IN THOUSANDS)
U.S. Treasury, government
 agencies and corporations (1)
  Within one year...............   $  336,094         6.08%
  One to five years.............    1,581,363         6.15
  Five to ten years.............      626,064         6.72
  After ten years...............      113,724         7.95
                                   ----------         ----            ----
    Total.......................    2,657,245         6.35            3.99
                                   ----------         ----            ----
States and political
 subdivisions
  Within one year...............        7,571         8.67
  One to five years.............       39,820         7.85
  Five to ten years.............       16,062         7.87
  After ten years...............          --           --
                                   ----------         ----            ----
    Total.......................       63,453         7.96            3.33
                                   ----------         ----            ----
Other securities
  Within one year...............           10         6.12
  One to five years.............          --           --
  Five to ten years.............          655         7.46
  After ten years...............          --           --
                                   ----------         ----            ----
    Total.......................          665         7.44            7.17
                                   ----------         ----            ----
    Total securities (2)(5).....   $2,721,363         6.39%           3.98
                                   ==========         ====            ====

--------
(1) Included in U.S. Treasury, government agencies and corporations are mortgage-backed securities totaling $577,932,000 classified as held to maturity and $239,146,000 classified as available for sale, and disclosed at estimated fair value. These securities are included in each of the categories based upon final stated maturity dates. The original contractual lives of these securities range from five to 30 years; however, a more realistic average maturity would be substantially shorter because of the monthly return of principal on certain securities.
(2) Includes securities held to maturity of $1,774,202,000 and securities available for sale of $947,161,000 at estimated fair value.
(3) Taxable equivalent basis as applied to amortized cost.
(4) Weighted average in years.
(5) Excludes Federal Reserve Bank stock, Federal Home Loan Bank stock and other equity securities totaling $44,855,000.

-------------------------------------------------------------------------------

LOANS AND LEASES

  Loans and leases, net of unearned income and loans held for sale, totaled $5.4 billion at year end, an increase of $597 million, or 12%, over the balance at the end of the prior year. The increase was driven by growth in commercial, financial and agricultural loans which grew $497 million, or 62%. Mortgage loans, including unearned income, grew during 1994 at a rate of 5%, or $151 million. Southern National has also had success developing tax advantage lending products which have resulted in consumer loan growth during 1994.

  During 1994, interest rates increased creating some urgency on the part of mortgage borrowers. Originations actually improved during the second quarter when the rate increases were most significant. In many cases, the strong overall economic environment outweighed increased interest rates in driving commercial and mortgage loan growth. 1994 was also a strong year for Southern National's market area, as North and South Carolina benefited from strength in real estate, agribusiness and a resurgence in wholesale/retail businesses. Mortgage loan refinancing, which had characterized the prior two years, slowed significantly after the first quarter of 1994. Growth in mortgage loans shifted to purchase mortgages. Southern National typically sells fixed-rate mortgage loans in the secondary mortgage market while retaining servicing and retains adjustable-rate loans for the portfolio. This strategy has the effect of reducing portfolio interest rate risk and increasing fee income.

  Southern National has concentrated efforts on expanding the leasing function throughout 1994. Commercial leasing, primarily tax-exempt leases with counties and municipalities, was stronger than in the prior year. The leasing function has developed numerous lease-based products and services that have been effectively marketed to current Southern National customers and noncustomers. The leasing subsidiary provides a quality stream of earnings and tax deferrals. Lease receivables, including unearned income, grew $79 million, or 35%, during 1994, aided by Southern National's acquisition of Leasing Associates, Inc.

  The Corporation was successful in liquidating loans held for sale which were acquired through the merger with The First. The balance of loans held for sale, gross of unearned income, decreased from $316.5 million at December 31, 1993 to $22.0 million at year-end 1994 because of the liquidation of these loans and the shift in mortgage loan volume from fixed-rate mortgages, which are usually sold in the secondary market to adjustable-rate loans, which are retained in the portfolio.

                                    TABLE 4
                         LOAN AND LEASE PORTFOLIO MIX*

                                                            DECEMBER 31, 1994
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)
COMMERCIAL AND INDUSTRIAL
  Commercial and industrial secured by real estate.......       $  639,866
  Other commercial and industrial........................          661,985
  Leases.................................................          257,554
                                                                ----------
    Total commercial and industrial......................        1,559,405
                                                                ----------
COMMERCIAL REAL ESTATE
  Land acquisition, construction and development.........          121,561
  Term...................................................          810,218
                                                                ----------
    Total commercial real estate.........................          931,779
                                                                ----------
CONSUMER
  Mortgages (1-4 family residential).....................        1,818,003
  Other installment......................................          567,650
  Home equity............................................          423,829
  Revolving credit.......................................          134,212
                                                                ----------
    Total consumer.......................................        2,943,694
                                                                ----------
    Total loan and lease portfolio.......................       $5,434,878
                                                                ==========

--------
* Net of unearned income and loans held for sale.
--------------------------------------------------------------------------------

ASSET QUALITY

  The quality of the loan and lease portfolio improved significantly during 1994, continuing favorable trends in asset quality ratios since 1991. The primary concerns for 1994 were related to the three acquisitions which took place in the first quarter of the year. Some of the purchased assets were not underwritten in accordance with Southern National's normal policies creating a minor, but adverse, impact on the Corporation's asset quality ratios during the early quarters of 1994.

  As reflected in Table 5--"Asset Quality," nonperforming assets ("NPA's") were $24.0 million at year end, down $10.7 million or 31% for the year. As a percentage of total assets, NPA's declined from .42% at December 31, 1993 to .27% at current year end. As a percentage of loans plus foreclosed properties, NPA's decreased from .72% to .44%. Risk assets, which include NPA's and loans over 90 days past due and still accruing interest, were $25.2 million at year end, down from $36.8 million a year earlier, a 32% decrease. As a percentage of loans and foreclosed properties, risk assets fell from .76% to .46% during the year. The improved asset quality trends reflect efforts during 1994 to sell assets acquired through the merger with The First which were underwritten with different objectives than loans acquired through internal growth. Southern National, through a bulk asset sale early in 1994, significantly improved asset quality levels over the prior year.

  The Corporation also experienced an unusually low level of net charge-offs. Net charge-offs fell 61% from $18.5 million in 1993 to $7.3 million in 1994, or from .39% to .14% of average loans and leases. It is unlikely that net charge-offs will continue at such a low level in the future. The allowance for loan and lease losses totaled $70.6 million at December 31, 1994, or 1.30% of loans and leases, compared to $69.5 million, or 1.44% at the end of the prior year.

  Southern National assigns risk ratings to all commercial loans in the portfolio. This assignment of loans to one of seven categories is based upon the relative strength of the repayment source. All significant loans in the four lowest risk ratings are reviewed monthly by Southern National credit management for appropriateness of risk rating, accrual status and loss reserves. Loans are categorized as nonaccrual as soon as full collectibility of principal and interest is deemed doubtful. This policy contributes to a constant inflow of loans into risk assets, as well as an outflow of loans being written off, upgraded or otherwise resolved. Southern National management believes that potential problem loans will not have a material effect on total risk assets.
--------------------------------------------------------------------------------

                                    TABLE 5
                                 ASSET QUALITY*

                                                          DECEMBER 31,
                                                    --------------------------
                                                     1994     1993      1992
                                                    -------  -------  --------
                                                     (DOLLARS IN THOUSANDS)
RISK ASSETS
 Nonaccrual loans and leases....................... $22,194  $28,372  $ 60,430
 Foreclosed property...............................   1,850    6,356    36,778
                                                    -------  -------  --------
  Nonperforming assets.............................  24,044   34,728    97,208
 Loans 90 days or more past due and still accruing.   1,180    2,115     3,482
                                                    -------  -------  --------
    Total risk assets.............................. $25,224  $36,843  $100,690
                                                    =======  =======  ========
ASSET QUALITY RATIOS
 Nonaccrual loans and leases as a percentage of
  loans and leases.................................     .41%     .59%     1.31%
 Nonperforming assets as a percentage of:
  Total assets.....................................     .27      .42      1.32
  Loans and leases plus foreclosed property........     .44      .72      2.10
 Risk assets as a percentage of loans and leases
  plus foreclosed property.........................     .46      .76      2.17
 Net charge-offs as a percentage of average loans
  and leases.......................................     .14      .39       .48
 Allowance for losses as a percentage of loans and
  leases...........................................    1.30     1.44      1.13
 Ratio of allowance for losses to:
  Net charge-offs..................................    9.67X    3.75x     2.43x
  Nonaccrual loans and leases......................    3.18     2.45       .86

--------
* All line items referring to loans and leases reflect loans and leases, net of unearned income and loans held for sale.

--------------------------------------------------------------------------------

DEPOSITS AND OTHER BORROWINGS

  Average total deposits and other borrowings increased from $7.1 billion at the end of 1993 to $7.6 billion at December 31, 1994, a growth rate of 8% compared to the prior year. Average core deposits, Southern National's largest and most important funding source, decreased $59 million, or 1% compared to the prior year. Southern National will emphasize core deposit growth, especially in the current operating environment.

  In addition to utilizing core deposits as the primary funding source, management has also increased the use of short-term borrowings, primarily repurchase agreements, to provide a cost-effective supplement for liquidity needs. Management has also utilized long-term debt to a lesser degree to supplement funding needs. The increase in short-term borrowings was necessary because of strong loan demand and a slight decrease in deposits during the year. The rates on these borrowings are primarily floating and typically indexed to the federal funds rate compared to the loans which are largely based on the prime rate. The increased short-term borrowings were also used to reduce long-term debt by $282 million. Remaining short-term borrowings and sales of available-for-sale securities were used to increase holdings of investment securities.

  Deposits acquired through the three acquisitions in the first quarter provided a good mix of various consumer products, and Southern National was able to retain a good percentage of these funds by offering incentives for depositors to remain with the Corporation after the mergers. Such incentives decrease fee income in the short term with the goal of providing a lower cost of funds, thereby increasing interest income and noninterest income in the future.

  It is anticipated that core deposits will continue to provide the subsidiary banks with the majority of their funding needs. Any additional funding requirements will be provided by short and long-term borrowings in consideration of balance sheet composition and interest rate sensitivity.

  Management faces an ongoing challenge in attracting new deposits as competition from both financial and non-financial institutions continues to increase. Southern National continually evaluates liquidity needs versus funding sources and growth in deposit funds. Any indication of slow or flat deposit growth is managed through enhanced or new products which are evaluated against those of competitors.

  The ultimate goal in managing funding sources is to maintain funding flexibility, which will allow Southern National to react rapidly to opportunities brought about by growth and market volatility.
--------------------------------------------------------------------------------

                                    TABLE 6
              COMPOSITION OF AVERAGE DEPOSITS AND OTHER BORROWINGS

                                                                             % CHANGE
                                                                          --------------
                                                                          1994 V 1993 V.
                               1994            1993            1992        1993   1992
                          --------------  --------------  --------------  ------ -------
                                            (DOLLARS IN THOUSANDS)
Savings deposits........  $1,369,765  18% $1,263,029  18% $  965,448  15%    8%     31%
Money market deposits...     976,886  13     988,700  14     945,203  15    (1)      5
Time deposits...........   3,099,525  41   3,206,761  45   3,322,061  51    (3)     (3)
                          ---------- ---  ---------- ---  ---------- ---
Total interest-bearing
 deposits...............   5,446,176  72   5,458,490  77   5,232,712  81    --       4
Demand deposits.........     802,335  10     696,095  10     552,413   9    15      26
                          ---------- ---  ---------- ---  ---------- ---
Total deposits..........   6,248,511  82   6,154,585  87   5,785,125  90     2       6
Short-term borrowings...   1,129,989  15     514,611   7     416,647   6   120      24
Long-term debt..........     237,705   3     385,135   6     288,530   4   (38)     33
                          ---------- ---  ---------- ---  ---------- ---
Total deposits and other
 borrowings.............  $7,616,205 100% $7,054,331 100% $6,490,302 100%    8%      9%
                          ========== ===  ========== ===  ========== ===   ===     ===
----------------------------------------------------------------------------------------

                       ANALYSIS OF RESULTS OF OPERATIONS

  Southern National's consolidated earnings are presented and analyzed in the following narrative and tables. All financial data reflect the acquisitions of Regency, Home and The First during the first quarter of 1994. These transactions were accounted for as poolings of interests. In addition, results of McLean, Leasing Associates, Inc., and Prime Rate are included since the dates of acquisitions in accordance with the purchase method of accounting.

  Net income in 1994 was $109.6 million compared to a net loss of $19.0 million in 1993 after restatement for the poolings of interest in the first quarter of 1994. Net income for the year ended December 31, 1992 was $59.2 million. On a per share basis, primary earnings were $2.38 in 1994, compared to a loss of $.57 in the prior year and earnings of $1.34 in 1992, while fully diluted earnings per share were $2.27 in the current year compared to a loss of $.57 in 1993 and earnings of $1.31 in 1992.

  Net interest income on an FTE basis for 1994 was $335.3 million, a 4% increase over the prior year's level of $321.3 million. The net yield FTE on earning assets decreased from 4.43% in 1993 to 4.28% in the current year. The net yield FTE in 1992 was 4.35%, producing $287.9 million in net interest income FTE.

  The provision for loan and lease losses increased from $25.7 million in 1992 to $31.4 million in 1993 and declined during the current year to $7.2 million. The increased provision in 1993 related to certain loans at The First. The decline in the 1994 provision reflected the unusually low level of net charge-offs and the improvement in asset quality partly because of the disposition of problem assets in the bulk asset sale. It is likely that the provision in future years will be higher than the 1994 provision. See the discussion of "Asset Quality" elsewhere in this report for additional information.

  Southern National continues to emphasize goals to increase fee-based areas of income. The purchase during 1994 of McLean and Leasing Associates, Inc. will directly impact the Corporation's fee income.

NET INTEREST INCOME

  Net interest income is Southern National's primary source of revenue. The amount of net interest income is determined based on a number of factors, including the volume of interest-earning assets and interest-bearing liabilities and the interest rates which can be earned on the assets and must be paid to obtain the asset-generating funds. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income) and the cost of supporting funds is measured by the net yield on earning assets. The accompanying table presents the dollar amount of changes in interest income and interest expense and distinguishes between the changes related to average outstanding balances of interest-earning assets and interest-bearing liabilities and the changes related to average interest rates on such assets and liabilities. Changes attributable to both volume and rate have been allocated proportionately.

  During 1994, net interest income FTE improved by $14.1 million while the net yield FTE on earning assets decreased by 15 basis points. The Federal Reserve increased short-term interest rates six times during 1994. Each increase by the Federal Reserve generated a repricing of Southern National's assets and liabilities. The overall improvement in net interest income FTE was attributable to increases in average interest-earning assets, primarily loans and securities.

                                    TABLE 7
                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                                                         1994 V. 1993
                                                                                                  ----------------------------
                            AVERAGE BALANCES           YIELD/RATE            INCOME/EXPENSE                   CHANGE DUE TO
                    -------------------------------- ----------------  --------------------------  INCREASE  -----------------
                       1994       1993       1992    1994  1993  1992    1994     1993     1992   (DECREASE)   RATE    VOLUME
                    ---------- ---------- ---------- ----  ----  ----  -------- -------- -------- ---------- --------  -------
                                                             FULLY TAXABLE EQUIVALENT--(DOLLARS IN THOUSANDS)
ASSETS
 Securities (1):
 U.S. Treasury,
 government and
 other (5)......... $2,559,647 $2,206,739 $1,793,181 6.14% 6.49% 7.73% $157,061 $143,303 $138,644  $13,758   $ (7,615) $21,373
 States and
 political
 subdivisions......     53,667     51,454     53,522 7.64  8.21  8.59     4,098    4,226    4,596     (128)      (305)     177
                    ---------- ---------- ---------- ----  ----  ----  -------- -------- --------  -------   --------  -------
  Total securities
  (5)..............  2,613,314  2,258,193  1,846,703 6.17  6.53  7.76   161,159  147,529  143,240   13,630     (7,920)  21,550
Other earning as-
sets (2)...........     64,162     81,744    137,532 3.83  2.96  3.99     2,456    2,421    5,486       35        620     (585)
Loans and leases,
net of unearned
income
(1)(3)(4)(5).......  5,164,357  4,914,343  4,640,013 8.28  8.31  9.29   427,376  408,165  430,961   19,211     (1,484)  20,695
                    ---------- ---------- ---------- ----  ----  ----  -------- -------- --------  -------   --------  -------
  Total earning
  assets...........  7,841,833  7,254,280  6,624,248 7.54  7.69  8.75   590,991  558,115  579,687   32,876     (8,784)  41,660
                    ---------- ---------- ---------- ----  ----  ----  -------- -------- --------  -------   --------  -------
  Non-earning as-
  sets.............    446,432    470,439    500,062
                    ---------- ---------- ----------
   Total assets.... $8,288,265 $7,724,719 $7,124,310
                    ========== ========== ==========
LIABILITIES AND
SHAREHOLDERS' EQ-
UITY
Interest-bearing
deposits:
 Savings deposits.. $1,369,765 $1,263,029 $  965,448 2.08  2.45  2.78    28,501   30,924   26,877   (2,423)    (4,895)   2,472
 Money market de-
 posits............    976,886    988,700    945,203 2.66  2.60  4.02    26,029   25,677   37,978      352        661     (309)
 Time deposits.....  3,099,525  3,206,761  3,322,061 4.40  4.32  5.61   136,475  138,603  186,317   (2,128)     2,563   (4,691)
                    ---------- ---------- ---------- ----  ----  ----  -------- -------- --------  -------   --------  -------
  Total interest-
  bearing
  deposits.........  5,446,176  5,458,490  5,232,712 3.51  3.58  4.80   191,005  195,204  251,172   (4,199)    (1,671)  (2,528)
Short-term
borrowings.........  1,129,989    514,611    416,647 4.33  3.66  3.59    48,938   18,849   14,964   30,089      3,982   26,107
Long-term debt.....    237,705    385,135    288,530 6.62  5.92  8.89    15,728   22,794   25,652   (7,066)     2,446   (9,512)
                    ---------- ---------- ---------- ----  ----  ----  -------- -------- --------  -------   --------  -------
  Total interest-
  bearing
  liabilities......  6,813,870  6,358,236  5,937,889 3.75  3.73  4.91   255,671  236,847  291,788   18,824      4,757   14,067
                    ---------- ---------- ---------- ----  ----  ----  -------- -------- --------  -------   --------  -------
  Demand deposits..    802,335    696,095    552,413
  Other liabili-
  ties.............     74,434     73,484     92,697
  Shareholders'
  equity...........    597,626    596,904    541,311
                    ---------- ---------- ----------
  Total
  liabilities and
  shareholders'
  equity........... $8,288,265 $7,724,719 $7,124,310
                    ========== ========== ==========
Average interest
rate spread........                                  3.79  3.96  3.84
Net yield on earn-
ing assets.........                                  4.28% 4.43% 4.35% $335,320 $321,268 $287,899  $14,052   $(13,541) $27,593
                                                     ====  ====  ====  ======== ======== ========  =======   ========  =======
Taxable equivalent
adjustment.........                                                    $ 12,603 $ 10,805 $  8,253
                                                                       ======== ======== ========
                           1993 V. 1992
                    ----------------------------
                                CHANGE DUE TO
                     INCREASE  -----------------
                    (DECREASE)   RATE    VOLUME
                    ---------- --------  -------

ASSETS
 Securities (1):
 U.S. Treasury,
 government and
 other (5).........  $  4,659  $(24,516) $29,175
 States and
 political
 subdivisions......      (370)     (199)    (171)
                     --------  --------  -------
  Total securities
  (5)..............     4,289   (24,715)  29,004
Other earning as-
sets (2)...........    (3,065)   (1,130)  (1,935)
Loans and leases,
net of unearned
income
(1)(3)(4)(5).......   (22,796)  (47,195)  24,399
                     --------  --------  -------
  Total earning
  assets...........   (21,572)  (73,040)  51,468
                     --------  --------  -------
  Non-earning as-
  sets.............

   Total assets....

LIABILITIES AND
SHAREHOLDERS' EQ-
UITY
Interest-bearing
deposits:
 Savings deposits..     4,047    (3,459)   7,506
 Money market de-
 posits............   (12,301)  (13,969)   1,668
 Time deposits.....   (47,714)  (41,563)  (6,151)
                     --------  --------  -------
  Total interest-
  bearing
  deposits.........   (55,968)  (58,991)   3,023
Short-term
borrowings.........     3,885       297    3,588
Long-term debt.....    (2,858)  (10,002)   7,144
                     --------  --------  -------
  Total interest-
  bearing
  liabilities......   (54,941)  (68,696)  13,755
                     --------  --------  -------
  Demand deposits..
  Other liabili-
  ties.............
  Shareholders'
  equity...........

  Total
  liabilities and
  shareholders'
  equity...........

Average interest
rate spread........
Net yield on earn-
ing assets.........  $ 33,369  $ (4,344) $37,713
                     ========  ========  =======
Taxable equivalent
adjustment.........

----
(1) Yields related to investment securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for either of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5) Includes assets which were held for sale or available for sale at amortized cost.

  The net yield FTE on earning assets declined from 4.43% in 1993 to 4.28% in 1994. Several factors, including the impact of the overall interest rate environment, contributed to this decline: (i) prepayments on higher yielding mortgage loans continued in the first quarter as consumers refinanced at lower rates, (ii) the acquisition of thrift assets and liabilities with historically narrower spreads and (iii) the utilization of overnight short-term borrowings, which reprice constantly compared to more stable deposits, to fund loan growth and securities growth. The 1994 mergers with The First, Regency and Home totaled more than $2.4 billion in thrift assets which had an initial negative impact of approximately 30 basis points on Southern National's net yield FTE, as originally reported.

  For several years, financial institutions have been hampered by fluctuating interest rate spreads and margins as a result of deregulation and increased competition, particularly from non-financial institution competitors that are not subject to the same regulatory burdens imposed upon federally-insured institutions. Southern National has addressed environmental impacts on interest rate spreads through careful and timely monitoring of these percentage fluctuations and taking a proactive approach in pricing loan and deposit products to protect and enhance these margins while remaining competitive.

  Repricing of deposits, on- and off-balance sheet hedging and other active asset/liability management techniques will continue to be utilized in 1995, as they were in 1994, to effectively manage the net yield. See additional discussion of hedging strategies in the Asset/Liability Management section of this report.

NONINTEREST INCOME

  The highly competitive environment in which financial institutions operate continues to raise the importance of recognizing and pursuing opportunities to expand noninterest income. The primary components of noninterest income are service charges on deposit accounts and fees from bank and bank-related services.

  Noninterest income for the year ended December 31, 1994 was $83.0 million, compared to $87.7 million for the same period in 1993 and $78.8 million in 1992. Securities gains were the primary factor contributing to the decline in 1994 and the increase in 1993 over 1992. Securities gains decreased from $13.7 million in 1993 to $906,000 for 1994. Securities gains were $2.0 million in 1992. The percentage of total revenues, calculated as net interest income plus noninterest income excluding securities gains, derived from noninterest (fee-based) income for the year ended December 31, 1994 was 20%, up slightly from 19% last year and down from 22% in 1992.

  Service charges on deposit accounts decreased by $1.6 million, or 4%, during 1994. The 1993 balance was only $383,000 higher than the 1992 balance of $36.5 million. Several factors accounted for this scenario. First, Southern National has been very successful in promoting the "Select Banking" program, particularly to new customers acquired through mergers. Many service fees are waived for "Select Banking" customers. Second, because of competitive considerations, Southern National decreased the percentage of deposit insurance expense passed through to customers during the first quarter of 1994. Third, in an effort to develop customer loyalty, in the first quarter of 1994 Southern National waived certain service charges for customers acquired through the mergers with Regency, Home and The First. Fourth, rising interest rates during 1994 have negatively affected service charges on deposit accounts by increasing the earnings credit used in service charge computations. Also, there has been a slight decrease in the number of accounts subject to service charges during 1994.

  Nondeposit fees and commissions increased in 1994, to $32.0 million versus $22.5 million in 1993 and $20.5 million in 1992. The increase in fee income during the current year was caused by an increase in mortgage banking fees of $7.6 million. In 1993, the amortization of purchased mortgage servicing rights and excess servicing rights, included in mortgage banking fees, was accelerated by The First in light of rapid prepayment speeds. In addition, bankcard-related fees in 1994 increased $1.5 million over 1993.

  As previously mentioned, Southern National sells most of its fixed-rate mortgage loan production while retaining adjustable-rate loans in the portfolio. With the rise in interest rates during 1994, mortgage originations have shifted to adjustable-rate mortgage loans and refinancings have been reduced significantly. As a result of the lower production as well as rising interest rates, gains on sales of mortgage loans declined from $5.8 million in 1993 to $1.0 million for 1994, an 83% decrease. Gains on sales in 1992 were $11.7 million. The decrease in other noninterest income was offset by income from operating leases of $1.5 million and option income of $1.6 million.

  The expanding and highly competitive environment in which financial institutions operate has elevated the importance of developing new sources of noninterest income. Management is placing renewed emphasis on the identification and implementation of other fee-based initiatives which are expected to add to earnings in future quarters.

--------------------------------------------------------------------------------
                                    TABLE 8
                               NONINTEREST INCOME

                                                                   % CHANGE
                                                                ---------------
                                                                1994 V. 1993 V.
                                         1994    1993    1992    1993    1992
                                        ------- ------- ------- ------- -------
                                                (DOLLARS IN THOUSANDS)
Service charges on deposit accounts.... $35,222 $36,838 $36,455    (4)%     1%
                                        ------- ------- -------
Insurance fees and commissions.........   5,930   6,569   3,447   (10)     91
Trust fees.............................   3,613   3,000   2,688    20      12
Bankcard-related fees..................   9,099   7,567   5,526    20      37
Other fees and commissions.............  13,362   5,354   8,793   150     (39)
                                        ------- ------- -------
  Total nondeposit fees and
   commissions.........................  32,004  22,490  20,454    42      10
                                        ------- ------- -------
Securities gains, net..................     906  13,714   1,972    NM      NM
                                        ------- ------- -------
Other income...........................  14,914  14,630  19,871     2     (26)
                                        ------- ------- -------
  Total noninterest income............. $83,046 $87,672 $78,752    (5)%    11%
                                        ======= ======= =======   ===     ===

--------
NM--not meaningful
--------------------------------------------------------------------------------

NONINTEREST EXPENSE

  Noninterest expense was $231.2 million for 1994, compared to $336.1 million for the same period a year ago and $233.6 million in 1992. Special accruals and expenses related to mergers led to an elevated level of noninterest expense in 1993. Corporate expansion during last year also had an impact on 1994 noninterest expense. On October 7, 1993, Southern National acquired East Coast in a transaction accounted for as a purchase. Consequently, 1994 reflects the impact of the operating costs associated with this institution, whereas 1993 did not include a full year's expense related to this acquisition.

  Total personnel expense, the largest component of noninterest expense, was $119.0 million in 1994, a $12.7 million, or 10%, decrease over the same period in 1993. Personnel expense totalled $114.3 million in 1992. Costs were down somewhat because of the realization of synergies from the acquisitions completed in the first quarter of 1994 and vacant positions which have not been filled in anticipation of the pending merger with BB&T. Full-time-equivalent employees decreased by approximately 200 during 1994, a reflection of these factors. 1993 also included $7.0 million in merger related accruals for severance, buyout of employment contracts, deferred compensation and associated fringe benefits.

  Occupancy and equipment expense for the year ended December 31, 1994 declined $2.0 million, or 5%, compared to 1993. A $1.4 million charge related to the accelerated depreciation of technology-related equipment to facilitate future upgrading is included in the 1993 amount and mitigates the normal increases in this area. Occupancy and equipment expense for 1992 was $33.2 million, demonstrating a 15% increase in 1993.

  FDIC expense increased $327,000, or 2%, for the year ended December 31, 1994 as a result of deposit growth through acquisitions. The FDIC has approved the implementation of a risk-related insurance system that places each financial institution in one of nine risk categories based on their level of capital and supervisory rating. There is an eight basis point spread between the highest and lowest premium rates where well-capitalized institutions with the highest supervisory rating pay .23% of deposits and under capitalized institutions with the lowest supervisory rating pay .31%. Southern National is a well capitalized institution, and management expects to maintain this position in 1995. The First was not considered a well-capitalized institution, and, as a result, 1993 FDIC expense was elevated because it reflected the impact of a full year of The First's higher premiums. 1994 includes the effect of only a half year's higher premiums associated with The First. FDIC expense during 1992 was $12.8 million, 10% less than the 1993 balance.

  Foreclosed property expense, including net losses on sales and write-downs, amounted to $1.4 million during 1994, compared to $22.6 million in 1993 and $11.4 million during 1992. The primary reason for the elevated foreclosed property expense in 1993 was the writedown by The First of foreclosed property and real estate acquired for development and resale to reflect management's expectations of net realizable value given the intent to aggressively dispose of these properties. In early February, Southern National completed the sale of $109 million of loan-related assets including $20 million of properties and $79 million of loans belonging to the First. The $49.1 million loss on this bulk asset sale was recorded in 1993.

  Other expense decreased $20.1 million from 1993 to 1994 primarily as a result of merger-related expenses recorded last year. Direct merger expenses (attorneys, accountants, printers, filing fees, etc.) accrued by The First, Regency and Home exceeded $3 million. During 1993, The First shortened the estimated useful lives of core deposit intangibles, which resulted in accelerated amortization during that year. In addition, The First adopted SFAS No. 72, "Accounting for Certain Adjustments of Banking or Thrift Institutions," and wrote off existing goodwill through a cumulative "catch-up" adjustment. Consequently, 1994 had no amortization related to The First's goodwill and core deposit intangibles. Primarily as a result of this, amortization expense in 1994 was $7.6 million less than in the prior year. Data processing expense was also substantially affected by merger activity. The 1993 increase over 1992 included accruals for prepayment penalties for the early termination of equipment leases and software maintenance contracts of $2.6 million were accrued in 1993, while 1994 benefited from the synergies associated with the consolidation of data processing operations. Other merger-related activities and expenditures contributing to the heightened 1993 expense were advertising, travel, corporate dues, directors' fees and education.

                                    TABLE 9
                              NONINTEREST EXPENSE

                                                                   % CHANGE
                                                                ---------------
                                                                1994 V. 1993 V.
                                       1994     1993     1992    1993    1992
                                     -------- -------- -------- ------- -------
                                               (DOLLARS IN THOUSANDS)
Salaries............................ $ 97,105 $107,052 $ 92,907    (9)%    15%
Employee benefits...................   21,918   24,629   21,351   (11)     15
                                     -------- -------- --------
  Total personnel expense...........  119,023  131,681  114,258   (10)     15
                                     -------- -------- --------
Net occupancy expense...............   17,313   17,383   16,323   --        6
Furniture and equipment expense.....   18,830   20,770   16,861    (9)     23
                                     -------- -------- --------
  Total occupancy and equipment
   expense..........................   36,143   38,153   33,184    (5)     15
                                     -------- -------- --------
Federal deposit insurance expense...   14,401   14,074   12,826     2      10
                                     -------- -------- --------
Foreclosed property expense.........    1,374   22,601   11,355   (94)     99
                                     -------- -------- --------
Loss on bulk sale of assets.........      --    49,147      --     NM      NM
                                     -------- -------- --------
Amortization of intangibles.........    1,913    9,527    5,411   (80)     76
Stationery and printing.............    5,649    5,034    4,433    12      14
Advertising.........................    4,813    7,000    6,439   (31)      9
Data processing expense.............    2,498    7,374    4,279   (66)     72
Credit card expense (processing,
 etc.)..............................    7,027    5,680    4,453    24      28
Communications......................    5,719    5,575    4,400     3      27
Postage and freight.................    3,941    3,988    3,856    (1)      3
Charitable contributions............    1,331    1,263      972     5      30
Other expense.......................   27,397   34,962   27,706   (22)     26
                                     -------- -------- --------
  Total other expense...............   60,288   80,403   61,949   (25)     30
                                     -------- -------- --------
    Total noninterest expense....... $231,229 $336,059 $233,572   (31)%    44%
                                     ======== ======== ========   ===     ===

--------
NM--not meaningful

--------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES

  Federal income taxes increased from $22.4 million for the year ended December 31, 1993 to $57.6 million for the same period in 1994 because of higher pretax income. The effective tax rate decreased from 73.3% in 1993 to 34.5% in 1994. The high effective tax rate in 1993 reflects substantially lower taxable income because of losses, including the loss on bulk sale of assets, incurred during the acquisition of The First and $9.4 million of additional tax related to the tax bad debt reserves of savings institutions which converted to commercial banks during the year. The effective tax rate for 1994 was less than the statutory federal income tax rate primarily because of tax-exempt income derived from obligations of states and political subdivisions. Income tax expense during 1992 was $40.0 million, reflecting an effective tax rate of 40%. In 1993, Southern National adopted SFAS No. 109, "Accounting for Income Taxes," which supersedes Accounting Principles Board Opinion No. 11 and SFAS No. 96. SFAS No. 109 requires that the net deferred tax assets and liabilities on the Consolidated Statements of Condition be recorded at current tax rates. The net change for the year in the deferred tax accounts on the Consolidated Statements of Condition is recorded as deferred taxes in the provision for income taxes on the Consolidated Statements of Operations. See Note L--"Income Taxes" for a detailed analysis of the components of income tax expense.

                           ASSET/LIABILITY MANAGEMENT

  Asset/liability management activities are designed to assure liquidity and, through the management of Southern National's interest sensitivity position, to achieve relatively stable net interest margins. It is the responsibility of the ALCO to set policy guidelines and to establish long-term strategies with respect to interest rate exposure and liquidity. The ALCO, which is composed primarily of executive management, meets regularly to review Southern National's interest rate and liquidity risk exposures in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to assure that the potential impact on earnings and liquidity is within conservative standards.

  A prime objective in interest rate risk management is the avoidance of wide fluctuations in net interest income through balancing the impact of changes in interest rates on interest-sensitive assets and interest-sensitive liabilities. Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the interest rate sensitivity of earnings. This method of analysis is discussed in Inflation and Changing Interest Rates.

  Balance sheet repositioning is the most efficient and cost-effective means of managing interest rate risk and is accomplished through strategic pricing of asset and liability accounts. The expected result of strategic pricing is the development of appropriate maturity and repricing streams in those accounts to produce consistent net income during adverse interest rate environments. The ALCO monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk on the balance sheet. These portfolios are analyzed for proper fixed-rate and variable-rate "mixes" given a specific interest rate outlook.

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

  Total cash and cash equivalents decreased to $274.6 million at December 31, 1994 compared to $362.3 million in 1993 and $372.8 in 1992. Net cash provided by operating activities for the year increased from $255.6 million to $443.5 million. Cash provided by operating activities in 1992 was $7.8 million. The 1994 increase was primarily the result of significantly higher net income versus a prior year loss and a decrease of $479.8 million in net originations of loans held for sale. Southern National traditionally sells its fixed-rate mortgage loan production and retains adjustable-rate mortgage loans in the portfolio. Because of rising interest rates during the current year, mortgage origination volumes have shifted from fixed-rate to adjustable-rate loans and mortgage refinancing has been substantially reduced. Sales of loans resulted in a source of funds of $596.2 million during the current year compared to $986.3 million during the same period last year. Net cash flows used in investing activities decreased from $865.9 million in 1993 to $847.8 million in 1994. These balances were significantly higher than the cash used in investing activities during 1992 of $377.4 million. The primary factor creating the $18.2 million net decline during 1994 was a $304.3 million decrease in purchases of securities offset by a $183.0 million increase in net loan originations. Cash flows provided by financing activities decreased from $599.8 million to $316.6 million because of a $229.8 million net decrease in deposits compared to 1993 and a net $415.7 million decrease in cash flows related to long-term debt. These decreases were offset by a $510.6 million increase in cash flows from short-term borrowings. In 1992, Southern National's net cash flows provided from financing activities were $408.9 million.

BALANCE SHEET REPOSITIONING

  During 1994, management utilized strategies that effectively added fixed-rate assets and variable-rate liabilities to the balance sheet. These strategies were employed as rising interest rates created attractive investment rates of return and spreads over appropriate funding sources. Conservative interest rate sensitivity standards were followed as management instituted these strategies. U.S. Treasury and mortgage-backed agency securities, which were funded through dealer repurchase agreements ("repos") and dollar repurchase agreements ("dollar rolls"), were added to the balance sheet. Repos are agreements to sell and repurchase identical or substantially identical securities at a specified date and price. Dollar rolls are agreements to sell and repurchase similar but not identical securities. Such agreements are attractive because the term may be tailored to the specific funding strategies of Southern National and the rates are more favorable than other funding sources.

  As discussed in Note R--"Derivatives and Off-Balance Sheet Financial Instruments," interest rate volatility often increases to the point that balance sheet repositioning through on-balance sheet strategies cannot occur rapidly enough to avoid adverse net income effects. Off-balance sheet strategies and synthetic hedges must be utilized to supplement balance sheet repositioning under these conditions.

  As a result of Southern National's on-balance sheet repositioning and off-balance sheet hedging, the negative impact of a gradual, historically-influenced 200 basis point rise over 12 months in interest rates is projected to be only 2.57% of net income. Stated in terms of earnings per share, a gradual, historically-influenced 200 basis points increase in interest rates is projected to decrease earnings by less than one cent per share by December 31, 1995. Conversely, if interest rates were to decline 200 basis points based on a gradual-historical interest rate scenario, given Southern National's balance sheet position at year end, the impact on net income over a 12 month period would be an increase of approximately 2.37% compared to a flat interest rate scenario.

  Southern National's interest rate sensitivity is illustrated in the following interest rate gap table. The table reflects rate-sensitive positions at December 31, 1994 (abbreviated) and is not necessarily reflective of positions throughout each year. The carrying amounts of interest-rate-sensitive assets and liabilities and the notional amounts of swaps and other derivative financial instruments are presented in the periods in which they next reprice to market rates or mature and are summed to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are included in the table based on estimated rather than contractual maturity dates.

                                    TABLE 10
                      EXPECTED REPRICING OR MATURITY DATE
                               DECEMBER 31, 1994

                               WITHIN             ONE TO            TWO TO           AFTER FIVE
                              ONE YEAR          TWO YEARS         FIVE YEARS           YEARS              TOTAL
                          -----------------  -----------------  ----------------  -----------------  ---------------
                            AMOUNT     RATE    AMOUNT     RATE    AMOUNT    RATE    AMOUNT    RATE     AMOUNT   RATE
                          -----------  ----  -----------  ----  ----------  ----  ----------  -----  ---------- ----
                                                (DOLLARS IN THOUSANDS)
ASSETS
 Securities and other
  assets................  $   420,736  6.16% $   690,210  6.29% $1,235,928  6.20% $  420,307   7.32% $2,767,200 6.39%
 Federal funds sold.....        9,010  5.50          --    --          --    --          --     --        9,010 5.50
 Interest-earning loans.    2,935,288  8.62      491,897  8.13   1,277,959  7.85     751,154  10.06   5,456,323 8.59
                          -----------  ----  -----------  ----  ----------  ----  ----------  -----  ---------- ----
TOTAL INTEREST-EARNING
 ASSETS.................    3,365,034          1,182,107         2,513,887         1,171,461          8,232,532
                          -----------        -----------        ----------        ----------         ----------
LIABILITIES
 Deposits...............    4,269,005  3.88      473,502  4.93     301,014  4.73     339,385   2.72   5,382,920 3.95
 Borrowings.............    1,330,959  5.49       59,425  5.69      77,208  7.39      18,335   7.74   1,485,946 5.63
 Federal funds
  purchased.............      366,032  5.50          --    --          --    --          --     --      366,038 5.50
                          -----------  ----  -----------  ----  ----------  ----  ----------  -----  ---------- ----
TOTAL INTEREST-BEARING
 LIABILITIES............    5,965,996            532,927           378,222           357,720          7,234,903
                          -----------        -----------        ----------        ----------         ----------
ASSET-LIABILITY GAP.....   (2,600,962)           649,180         2,135,665           813,741
                          -----------        -----------        ----------        ----------
DERIVATIVES AFFECTING
 INTEREST RATE
 SENSITIVITY
 Pay-fixed interest rate
  swaps.................       59,062  5.18       (3,094) 4.98     (33,678) 5.17     (22,290)  5.23
 Receive-fixed interest
  rate swaps............     (550,000) 5.95          --    --      550,000  5.98         --     --
                          -----------        -----------        ----------        ----------
INTEREST RATE
 SENSITIVITY GAP........  $(3,091,900)       $   646,086        $2,651,987        $  791,451
                          ===========        ===========        ==========        ==========
CUMULATIVE INTEREST RATE
 SENSITIVITY GAP........  $(3,091,900)       $(2,445,814)       $  206,173        $  997,624
                          ===========        ===========        ==========        ==========

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

  Simulation Analysis takes into account the current contractual agreements that Southern National has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors Southern National's interest sensitivity by means of a computer-based asset/liability model that incorporates current volumes and rates, maturity streams, repricing opportunities and anticipated growth. The model calculates an earnings estimate based on current portfolio balances and rates, less any balances that are scheduled to reprice or mature. Balances and rates that will replace the previous balances and any anticipated growth are added. This level of detail is needed to correctly simulate the effect that changes in interest rates and anticipated balances will have on the earnings of Southern National. This method is subject to the assumptions that underlie the process, but it provides a better illustration of true earnings potential than other analyses such as static or dynamic gap.

  The following table represents the sensitivity position as of a point in time, and the position can be modified significantly by management within a short time period. This tabular data does not reflect the impact of a change in the credit quality of Southern National's assets and liabilities. To attempt to quantify the potential change in net income, given a change in interest rates, various interest rate scenarios are applied to the projected balances, maturities and repricing opportunities. The resulting change in net income reflects the level of sensitivity that net income has in relation to changing interest rates. The Instantaneous Parallel rate shocks assume that all interest-bearing assets and liabilities move simultaneously and instantaneously in magnitude and direction. The Gradual, Historical rate shocks assume that individual interest-bearing assets and liabilities move gradually over a twelve-month time period in correlation to historical relationships with the assumed change in the prime rate. For example, Southern National's Money Market Account rate has historically changed only one-third as much as the prime rate. The following table reflects the impact on net income of certain interest rate scenarios.

--------------------------------------------------------------------------------

                                    TABLE 11
                    INTEREST SENSITIVITY SIMULATION ANALYSIS

       INTEREST
         RATE
       SCENARIO                    REFERENCE RATE
       --------               --------------------------------------------           ANNUALIZED
                                                          MONEY                       PERCENT
     INSTANTANEOUS                                        MARKET                     CHANGE IN
       PARALLEL               PRIME                      ACCOUNT                     NET INCOME
     -------------            -------                    --------                    ----------
         +4.00%                 12.50%                      6.84%                      -47.5%
         +3.00                  11.50                       5.84                       -35.5
         +2.00                  10.50                       4.84                       -23.5
         +1.00                   9.50                       3.84                       -11.6
       No change                 8.50                       2.84                         --
         -1.00                   7.50                       1.84                        11.3
         -2.00                   6.50                        .84                        22.1
         -3.00                   5.50                        --                         29.2
         -4.00                   4.50                        --                         31.3
        GRADUAL
      HISTORICAL
      ----------
         +2.00%                 10.50                       3.78                        -2.6
         -2.00                   6.50                       2.46                         2.4
-----------------------------------------------------------------------------------------------

  A comprehensive policy has been developed for setting parameters for the management of interest rate risk as defined by the results of the model's output. Management has established that earnings should not fluctuate more than 5% up or down given each gradual 1% change in rates over a 12-month period. To control that variance, and to manage the balance sheet consistently with any projected interest rate environment, management uses a number of natural or on-balance sheet strategies as well as off-balance sheet strategies as discussed in Asset/Liability Management and in Note R--"Derivatives and Off-Balance Sheet Financial Instruments.

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

  Shareholders' equity at December 31, 1994 was $632.3 million versus $564.9 million at December 31, 1993. As a percentage of total assets, total shareholders' equity was 7.2% at December 31, 1994, compared to 6.8% at the prior year end. Southern National's book value per common share at December 31, 1994 was $12.64, versus $11.42 at December 31, 1993.

  Southern National's internal capital formation rate (net income less dividends as a percentage of average equity) was 12.4% during 1994. Average shareholders' equity as a percentage of average assets was 7.2% and 7.7% for the years ended December 31, 1994 and 1993, respectively.

  Tier 1 and total risk-based capital ratios at December 31, 1994 were 12.8% and 14.1%, respectively. The Tier 1 leverage ratio was 7.5% at December 31, 1994. These capital ratios measure the capital to risk-weighted assets and off-balance sheet items as defined by FRB guidelines. An 8% minimum of total capital to risk-weighted assets is required. One-half of the 8% minimum must consist of tangible common shareholders' equity under regulatory guidelines. The leverage ratio, established by the FRB, measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3%.

--------------------------------------------------------------------------------
                                    TABLE 12
                         CAPITAL--COMPONENTS AND RATIOS

                                                              DECEMBER 31,
                                                            ------------------
                                                              1994      1993
                                                            --------  --------
                                                               (DOLLARS IN
                                                               THOUSANDS)
Tier 1 capital............................................. $641,699  $524,902
Tier 2 capital.............................................   62,440    69,273
                                                            --------  --------
Total capital.............................................. $704,139  $594,175
                                                            ========  ========
Risk-based capital ratios:
  Tier 1 capital...........................................     12.8%     10.9%
  Total capital............................................     14.1      12.4
  Tier 1 leverage ratio....................................      7.5       6.4

--------------------------------------------------------------------------------

  Southern National's long-term debt to debt and equity ratio at December 31, 1994 was 23.8% compared to a prior year balance of 45.9%. This decline was caused by a decrease in the level of advances from the Federal Home Loan Bank as well as by an increase in equity.

--------------------------------------------------------------------------------
                                    TABLE 13
                        SELECTED EQUITY DATA AND RATIOS

                                                       1994    1993      1992
                                                      ------  -------   ------
Book value per common share at year end.............. $12.64  $ 11.42   $13.16
Book value per common share percentage increase over
 prior year end......................................  10.68%  (13.22)%   8.31%
Common dividends per share as a percentage increase
 over prior year end.................................  15.63    28.00     8.70
Equity at year end to year end:
  Total assets.......................................    7.2      6.8      7.8
  Net loans and leases*..............................   11.8     11.8     12.7
  Deposits...........................................   10.3      8.8      9.5
  Equity and long-term debt..........................   76.2     54.1     66.4

--------
* Amounts net of unearned income, loans held for sale and allowance for loan and lease losses.

                              STOCK AND DIVIDENDS

  The management of Southern National continually monitors capital adequacy to provide a foundation for future asset growth and to promote investor and depositor confidence. At the end of 1994, Southern National had 44.2 million shares of common stock issued and outstanding compared to 43.0 million shares outstanding at the previous year end. The principal reason for the increase in common shares was the issuance of 727,000 shares relating to the acquisitions of McLean, Leasing Associates, Inc. and Prime Rate. At December 31, 1994, the total market capitalization of Southern National's common stock was $844.5 million.

  Southern National's ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. The Parent Company's ability to replenish liquid assets available for distribution is primarily dependent on the ability of the banking subsidiaries (SNBNC, SNBSC and SSB) to pay dividends to the Parent Company. Historically, Southern National's cash dividends have been approximately one third of earnings resulting from management's goal to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to shareholders. Southern National's common dividend payout ratio, computed by dividing dividends per common share by earnings available per common share, was 31.0% in 1994. Southern National's quarterly cash dividend per common share was increased 18% after the second quarter to $.20 per common share. This increase marked the 22nd consecutive year that cash dividends have been increased. A discussion of dividend restrictions is included in Note O--"Regulatory Requirements and Other Restrictions."

  Southern National's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "SNB." The accompanying table, "Quarterly Common Stock Summary," sets forth the high, low and last sales prices for the common stock on the NYSE as reported on the NYSE Composite Tape and the cash dividends paid per share of common stock for each of the last eight quarters.

  At December 31, 1994, Southern National had 770,000 shares of 6.75% Cumulative Convertible Preferred Stock, Series A issued and outstanding in the form of 3,080,000 depositary shares, at a stated value of $25 per depositary share. Each depositary share represents a one-quarter interest in a preferred share and is convertible at the option of the holder into 1.4767 shares of common stock. Accordingly, 4,548,236 shares of common stock have been reserved for conversion of the preferred stock. The preferred stock will be redeemable at the option of Southern National, in whole or in part, or from time to time, on or after March 1, 1996 at $26.0125 per depositary share through February 28, 1997, with prices decreasing annually thereafter to $25 per depositary share on and after March 1, 2002, plus, in each case, dividends accrued and accumulated but unpaid to the redemption date. The depositary shares have a liquidation value of $25 per share, or $77 million in the aggregate, plus accrued but unpaid dividends to, but excluding, the date of final distribution.

                                    TABLE 14
                         QUARTERLY COMMON STOCK SUMMARY

                               1994                           1993
                  ------------------------------ ------------------------------
                      SALES PRICES                   SALES PRICES
                  --------------------           --------------------
                                       DIVIDENDS                      DIVIDENDS
                   HIGH   LOW    LAST    PAID     HIGH   LOW    LAST    PAID
                  ------ ------ ------ --------- ------ ------ ------ ---------
Quarter Ended
  March 31....... $20.50 $18.38 $19.13   $0.17   $22.50 $19.63 $21.88   $0.15
  June 30........  21.88  18.88  20.00    0.17    23.38  19.25  21.88    0.15
  September 30...  21.88  20.00  20.75    0.20    23.38  19.75  20.50    0.17
  December 31....  21.13  17.13  19.13    0.20    21.88  18.88  19.75    0.17
    Year.........  21.88  17.13  19.13    0.74    23.38  18.88  19.75    0.64

                             FOURTH QUARTER RESULTS

  Net income for the fourth quarter of 1994 was $28.7 million, compared to a loss of $61.4 million for the prior year. On a per share basis, fully diluted net income was $.59 for the current quarter compared to a loss of $1.44 a year ago. Annualized returns on average assets and average common equity were 1.34% and 19.72%, respectively, for the fourth quarter compared to losses of 2.98% and 44.76% in the fourth quarter of the prior year.

  Certain material, non-recurring adjustments were recorded by The First, Regency and Home in the fourth quarter 1993 in connection with the mergers with Southern National in early 1994. These adjustments resulted in the substantial loss reflected in the final quarter of the prior year. The provision was $16.4 million higher in the fourth quarter 1993 than in the fourth quarter 1994; noninterest expense was $90.8 million higher; and noninterest income was $8.2 million lower. Management's plans for the ultimate recovery of The First's loans, foreclosed property and real estate acquired for development and resale were demonstrably different from the plans that served as the basis for The First's estimate of losses. This situation necessitated the significantly higher provision in 1993 and accounted for foreclosed property expense, included in noninterest expense, of $14.9 million, which was $14.8 million higher than the 1994 amount. Noninterest expense was also affected by a $49.1 million loss on the bulk sale of $109 million in loan-related assets. Personnel costs in fourth quarter 1993 were $11.8 million higher than the same quarter in 1994 primarily because of severance pay and the buyout of employment contracts, deferred compensation and related fringe benefits. Amortization of intangibles was $6.8 million greater principally as a result of the write-off of core deposit intangibles in conjunction with the shortening of estimated useful lives. Noninterest income in 1993 was negatively affected by the acceleration of the amortization of purchased mortgage servicing rights and excess servicing rights in light of the heightened prepayment speeds. In addition, fourth quarter 1994 included $2.8 million in gains on the sale of servicing rights.

  In the fourth quarter, net interest income FTE was $86.5 million. Growth in average earning assets offset by a decrease in the net yield FTE resulted in the increase.

  The accompanying table, "Quarterly Financial Summary--Unaudited," presents condensed information relating to eight quarters in the period ended December 31, 1994.

                                    TABLE 15
                     QUARTERLY FINANCIAL SUMMARY--UNAUDITED

                                            1994                                         1993
                         -------------------------------------------- --------------------------------------------
                           FOURTH     THIRD       SECOND     FIRST      FOURTH      THIRD      SECOND     FIRST
                          QUARTER    QUARTER     QUARTER    QUARTER    QUARTER     QUARTER    QUARTER    QUARTER
                         ---------- ----------  ---------- ---------- ----------  ---------- ---------- ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED SUMMARY OF
 OPERATIONS
 Net interest income
  FTE................... $   86,499 $   84,978  $   82,327 $   81,516 $   83,727  $   80,758 $   79,470 $   77,313
 FTE adjustment.........      3,305      3,136       3,204      2,958      2,822       2,880      2,583      2,520
 Provision for loan and
  lease losses..........      3,554        989       1,532      1,171     19,945       3,540      4,291      3,662
 Securities (losses)
  gains, net............        --         (48)        239        715       (483)        170          9     14,018
 Noninterest income.....     22,319     19,273      18,886     21,662     14,607      19,757     21,358     18,236
 Noninterest expense....     58,738     56,976      55,958     59,557    149,582      61,100     61,286     64,091
 Provision for income
  taxes.................     14,521     15,089      13,874     14,160    (13,094)     11,436     10,049     14,054
                         ---------- ----------  ---------- ---------- ----------  ---------- ---------- ----------
 Income (loss) before
  cumulative effect.....     28,700     28,013      26,884     26,047    (61,404)     21,729     22,628     25,240
 Less: Cumulative effect
  *.....................        --         --          --         --         --          --         --      27,217
                         ---------- ----------  ---------- ---------- ----------  ---------- ---------- ----------
 Net income (loss)...... $   28,700 $   28,013  $   26,884 $   26,047 $  (61,404) $   21,729 $   22,628 $   (1,977)
                         ========== ==========  ========== ========== ==========  ========== ========== ==========
 Fully diluted income
  (loss) per share
  before cumulative
  effect................ $      .59 $      .58  $      .56 $      .54 $    (1.44) $      .47 $      .49 $      .57
 Less: Cumulative effect
  *.....................        --         --          --         --         --          --         --         .65
                         ---------- ----------  ---------- ---------- ----------  ---------- ---------- ----------
 Fully diluted net
  income (loss) per
  share................. $      .59 $      .58  $      .56 $      .54 $    (1.44) $      .47 $      .49 $     (.08)
                         ========== ==========  ========== ========== ==========  ========== ========== ==========
SELECTED AVERAGE
 BALANCES
 Assets................. $8,572,255 $8,384,741  $8,145,851 $8,040,570 $8,230,886  $7,722,452 $7,584,037 $7,351,738
 Securities.............  2,700,863  2,624,122   2,592,079  2,491,192  2,499,473   2,278,694  2,203,004  2,042,545
 Loans and leases **....  5,311,018  5,147,569   4,963,107  4,834,330  4,936,427   4,725,734  4,666,481  4,671,212
 Total earning assets...  8,094,623  7,928,645   7,694,832  7,600,265  7,724,299   7,271,089  7,110,863  6,904,781
 Deposits...............  6,235,708  6,246,837   6,231,836  6,279,505  6,375,157   6,118,118  6,108,962  6,012,947
 Short-term borrowings..  1,425,828  1,251,607   1,031,499    802,841    655,249     564,289    460,474    407,434
 Long-term debt.........    206,120    213,774     228,524    303,958    463,127     371,005    371,808    301,427
 Total interest-bearing
  liabilities...........  7,093,354  6,951,593   6,721,291  6,472,544  6,697,541   6,344,155  6,267,370  6,118,355
 Shareholders' equity... $  629,978 $  598,868  $  582,118 $  578,961 $  634,471  $  602,291 $  582,571 $  567,399
                         ========== ==========  ========== ========== ==========  ========== ========== ==========

--------
 * Cumulative effect of changes in accounting principles, net of income taxes. ** Loans and leases are net of unearned income and loans held for sale.

                 SIX-YEAR FINANCIAL SUMMARY AND SELECTED RATIOS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    FIVE-YEAR
                                                                                                    COMPOUND
                             1994        1993         1992        1991        1990        1989     GROWTH RATE
                          ----------  ----------   ----------  ----------  ----------  ----------  -----------
SUMMARY OF OPERATIONS
 Interest income........  $  578,388  $  547,310   $  571,434  $  590,944  $  604,592  $  579,809       -- %
 Interest expense.......     255,671     236,847      291,788     368,598     406,453     397,164      (8.4)
                          ----------  ----------   ----------  ----------  ----------  ----------
 Net interest income....     322,717     310,463      279,646     222,346     198,139     182,645      12.1
 Provision for loan and
  lease losses..........       7,246      31,438       25,671      30,602      29,693      17,019     (15.7)
                          ----------  ----------   ----------  ----------  ----------  ----------
 Net interest income
  after provision for
  loan and lease losses.     315,471     279,025      253,975     191,744     168,446     165,626      13.8
 Noninterest income.....      83,046      87,672       78,752      81,368      65,665      60,588       6.5
 Noninterest expense....     231,229     336,059      233,572     204,601     188,742     171,106       6.2
                          ----------  ----------   ----------  ----------  ----------  ----------
 Income before income
  taxes.................     167,288      30,638       99,155      68,511      45,369      55,108      24.9
 Provision for income
  taxes.................      57,644      22,445       39,992      23,902      14,500      18,692      25.3
                          ----------  ----------   ----------  ----------  ----------  ----------
 Income before
  cumulative effect of
  changes in accounting
  principles............     109,644       8,193       59,163      44,609      30,869      36,416      24.7
 Less: cumulative effect
  of changes in
  accounting principles,
  net of income taxes...         --       27,217          --          --          --          --         NM
                          ----------  ----------   ----------  ----------  ----------  ----------
 Net income (loss)......  $  109,644  $  (19,024)  $   59,163  $   44,609  $   30,869  $   36,416      24.7
                          ==========  ==========   ==========  ==========  ==========  ==========
EARNINGS PER COMMON
 SHARE
 Average shares
  outstanding (000's)
 Primary................      43,829      42,331       40,778      38,079      37,461      37,375       3.2
 Fully diluted..........      48,379      46,889       44,994      38,112      37,461      37,375       5.3
 Primary earnings
 Income before
  cumulative effect.....  $     2.38  $      .07   $     1.34  $     1.17  $      .82  $      .97      19.7
 Less: cumulative
  effect................         --          .64          --          --          --          --         NM
                          ----------  ----------   ----------  ----------  ----------  ----------
  Net income (loss).....  $     2.38  $     (.57)  $     1.34  $     1.17  $      .82  $      .97      19.7
                          ==========  ==========   ==========  ==========  ==========  ==========
 Fully diluted
 Income before
  cumulative effect.....  $     2.27  $       NM   $     1.31  $     1.17  $      .82  $      .97        NM
 Less: cumulative
  effect................         --           NM          --          --          --          --         NM
                          ----------  ----------   ----------  ----------  ----------  ----------
  Net income............  $     2.27  $       NM   $     1.31  $     1.17  $      .82  $      .97        NM
                          ==========  ==========   ==========  ==========  ==========  ==========
 Cash dividends.........  $      .74  $      .64   $      .50  $      .46  $      .42  $      .39      13.7
 Shareholders' equity...       12.64       11.42        13.16       12.15       10.96       10.34       4.1
AVERAGE BALANCE SHEETS
 Cash and due from
  depository
  institutions..........  $  270,249  $  277,407   $  259,593  $  275,337  $  279,825  $  288,063      (1.3)
 Securities.............   2,602,697   2,258,193    1,846,703   1,509,452   1,324,806   1,339,813      14.2
 Loans and leases *.....   5,094,745   4,854,399    4,590,733   4,304,820   4,330,103   4,078,831       4.5
 Other assets...........     320,574     334,720      427,281     360,940     338,450     303,795       1.1
                          ----------  ----------   ----------  ----------  ----------  ----------
 Total assets...........  $8,288,265  $7,724,719   $7,124,310  $6,450,549  $6,273,184  $6,010,502       6.6
                          ==========  ==========   ==========  ==========  ==========  ==========
 Deposits...............  $6,248,511  $6,154,585   $5,785,125  $5,246,168  $5,001,077  $4,779,490       5.5
 Other liabilities......   1,432,153     952,267      774,108     785,612     881,013     858,267      10.8
 Capital debt...........       9,975      20,963       23,766      25,924      28,944      37,427     (23.2)
 Common shareholders'
  equity................     523,483     522,761      475,506     392,845     362,150     335,318       9.3
 Preferred shareholders'
  equity................      74,143      74,143       65,805         --          --          --         NM
                          ----------  ----------   ----------  ----------  ----------  ----------
  Total liabilities and
   shareholders' equity.  $8,288,265  $7,724,719   $7,124,310  $6,450,549  $6,273,184  $6,010,502       6.6
                          ==========  ==========   ==========  ==========  ==========  ==========
PERIOD END BALANCES
 Total assets...........  $8,756,140  $8,274,470   $7,379,988  $6,567,309  $6,403,362  $6,147,689       7.3
 Deposits...............   6,165,080   6,394,871    6,040,928   5,503,886   5,148,605   4,980,788       4.4
 Long-term debt.........     197,530     479,677      290,143     293,250     388,750     309,059      (8.6)
SELECTED PERFORMANCE
 RATIOS
 Rate of return on:
 Average total assets...        1.32%       (.25)%        .83%        .69%        .49%        .61%
 Average common
  shareholders' equity..       19.95       (4.63)       11.47       11.36        8.52       10.86
 Dividend payout........       31.09          NM        37.31       39.32       51.22       40.21
 Average equity to
  average assets........        7.21        7.73         7.60        6.09        5.77        5.58

--------
* Loans and leases are net of unearned income and the allowance for losses. Amounts include loans held for sale.
NM--Not meaningful

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

  The management of Southern National is responsible for the preparation of the financial statements, related financial data and other information in this Annual Report on Form 10-K. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgment where appropriate. Financial information appearing throughout this Annual Report on Form 10-K is consistent with the financial statements.

  Southern National's accounting system, which records, summarizes and reports financial transactions, is supported by an internal control structure which provides reasonable assurance that assets are safeguarded and that transactions are recorded in accordance with Southern National's policies and established accounting procedures. As an integral part of the internal control structure, Southern National maintains a professional staff of internal auditors who monitor compliance with and assess the effectiveness of the internal control structure.

  The Audit Committee of Southern National's Board of Directors, composed solely of outside directors, meets regularly with Southern National's management, internal auditors and independent public accountants to review matters relating to financial reporting, internal control structure and the nature, extent and results of the audit effort. The independent public accountants and the internal auditors have access to the Audit Committee with or without management present.

  The financial statements have been audited by Arthur Andersen LLP, independent certified public accountants, who render an independent professional opinion on management's financial statements. Their appointment was recommended by the Audit Committee and approved by the Board of Directors. Their examination provides an objective assessment of the degree to which Southern National's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures which include reviewing the internal control structure to determine the timing and scope of audit procedures and performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide a reasonable level of assurance that the financial statements are fairly presented in all material respects.

John A. Allison              Scott E. Reed Chief          Sherry A. Kellett
Chairman, President          Financial Officer            Controller
and Chief Executive
Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Southern National Corporation:

  We have audited the accompanying consolidated statements of condition of Southern National Corporation (a North Carolina corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern National Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

  As explained in Note A to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for investments in debt and equity securities. As explained in Notes A and M to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for acquisitions of thrift institutions, income taxes and postretirement benefits other than pensions.

                                          Arthur Andersen LLP

Charlotte, North Carolina,
 February 28, 1995.

                      CONSOLIDATED STATEMENTS OF CONDITION

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                           DECEMBER 31, 1994 AND 1993
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           1994        1993
                                                        ----------  ----------
ASSETS
 Cash and due from depository institutions............. $  264,664  $  283,909
 Interest-bearing bank balances........................        962      64,954
 Federal funds sold and securities purchased under
  resale agreements or similar arrangements............      9,010      13,438
 Securities available for sale (1994 at market, 1993 at
  amortized cost)......................................    992,016   1,194,230
 Loans held for sale...................................     21,464     316,544
 Securities held to maturity (market value: $1,700,074
  in 1994 and $1,381,371 in 1993)......................  1,774,202   1,356,102
 Loans and leases, net of unearned income of $50,962 in
  1994 and $36,945 in 1993.............................  5,434,878   4,838,274
   Allowance for losses................................    (70,573)    (69,503)
                                                        ----------  ----------
    Net loans and leases...............................  5,364,305   4,768,771
                                                        ----------  ----------
 Premises and equipment, net...........................    165,068     136,228
 Other assets..........................................    164,449     140,294
                                                        ----------  ----------
   Total assets........................................ $8,756,140  $8,274,470
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
  Noninterest-bearing.................................. $  782,172  $  820,177
  Interest-bearing.....................................  5,382,908   5,574,694
                                                        ----------  ----------
   Total deposits......................................  6,165,080   6,394,871
 Short-term borrowings.................................  1,654,465     756,343
 Accounts payable and other liabilities................    106,721      78,715
 Long-term debt........................................    197,530     479,677
                                                        ----------  ----------
   Total liabilities...................................  8,123,796   7,709,606
                                                        ----------  ----------
 Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares authorized,
   issued and outstanding 770,000 in 1994 and 1993.....      3,850       3,850
  Common stock, $5 par, 300,000,000 shares authorized,
   issued and outstanding 44,158,751 in 1994 and
   42,961,214 in 1993..................................    220,794     214,806
  Paid-in capital......................................    164,934     151,186
  Retained earnings....................................    273,480     199,383
  Unearned compensation................................     (2,650)     (4,361)
  Net unrealized depreciation on securities available
   for sale............................................    (28,064)        --
                                                        ----------  ----------
   Total shareholders' equity..........................    632,344     564,864
                                                        ----------  ----------
   Total liabilities and shareholders' equity.......... $8,756,140  $8,274,470
                                                        ==========  ==========

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      1994     1993      1992
                                                    -------- --------  --------
INTEREST INCOME
 Interest and fees on loans and leases............. $423,461 $405,121  $428,923
 Interest and dividends on securities..............  152,471  139,768   137,025
 Interest on temporary investments.................    2,456    2,421     5,486
                                                    -------- --------  --------
  Total interest income............................  578,388  547,310   571,434
                                                    -------- --------  --------
INTEREST EXPENSE
 Interest on deposits..............................  191,005  195,204   251,172
 Interest on short-term borrowings.................   48,938   18,849    14,964
 Interest on long-term debt........................   15,728   22,794    25,652
                                                    -------- --------  --------
  Total interest expense...........................  255,671  236,847   291,788
                                                    -------- --------  --------
NET INTEREST INCOME................................  322,717  310,463   279,646
 Provision for loan and lease losses...............    7,246   31,438    25,671
                                                    -------- --------  --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND
 LEASE LOSSES......................................  315,471  279,025   253,975
NONINTEREST INCOME
 Service charges on deposit accounts...............   35,222   36,838    36,455
 Nondeposit fees and commissions...................   32,004   22,490    20,454
 Securities gains, net.............................      906   13,714     1,972
 Other income......................................   14,914   14,630    19,871
                                                    -------- --------  --------
  Total noninterest income.........................   83,046   87,672    78,752
                                                    -------- --------  --------
NONINTEREST EXPENSE
 Personnel expense.................................  119,023  131,681   114,258
 Occupancy and equipment expense...................   36,143   38,153    33,184
 Federal deposit insurance expense.................   14,401   14,074    12,826
 Foreclosed property expense.......................    1,374   22,601    11,355
 Loss on bulk sale of assets.......................      --    49,147       --
 Other expense.....................................   60,288   80,403    61,949
                                                    -------- --------  --------
  Total noninterest expense........................  231,229  336,059   233,572
                                                    -------- --------  --------
EARNINGS
 Income before income taxes........................  167,288   30,638    99,155
 Provision for income taxes........................   57,644   22,445    39,992
                                                    -------- --------  --------
 Income before cumulative effect of changes in
  accounting principles............................  109,644    8,193    59,163
 Less: cumulative effect of changes in accounting
  principles, net of income taxes..................      --    27,217       --
                                                    -------- --------  --------
 NET INCOME (LOSS).................................  109,644  (19,024)   59,163
 Preferred dividend requirements...................    5,198    5,198     4,605
                                                    -------- --------  --------
 Income (loss) applicable to common shares......... $104,446 $(24,222) $ 54,558
                                                    ======== ========  ========
PER COMMON SHARE
 Net income (loss):
 Primary
  Income before cumulative effect.................. $   2.38 $    .07  $   1.34
  Less: cumulative effect..........................      --       .64       --
                                                    -------- --------  --------
   Net income (loss)............................... $   2.38 $   (.57) $   1.34
                                                    ======== ========  ========
 Fully diluted
  Income before cumulative effect.................. $   2.27 $     NM  $   1.31
  Less: cumulative effect                                --        NM       --
                                                    -------- --------  --------
   Net income...................................... $   2.27 $     NM  $   1.31
                                                    ======== ========  ========
 Cash dividends paid per common share.............. $    .74 $    .64  $    .50
                                                    ======== ========  ========

--------
NM--not meaningful

                See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                          SHARES OF                                  RETAINED
                            COMMON    PREFERRED  COMMON   PAID-IN    EARNINGS
                            STOCK       STOCK    STOCK    CAPITAL   AND OTHER*  TOTAL
                          ----------  --------- --------  --------  ---------- --------
BALANCE, DECEMBER 31,
 1991...................  34,992,867   $  --    $174,964  $ 49,608   $200,742  $425,314
ADD (DEDUCT)
 Net income.............         --       --         --        --      59,163    59,163
 Common stock dividend
  by merged companies...     919,519      --       4,598     1,439     (6,037)      --
 Common stock issued....     182,430      --         911       312        (12)    1,211
 Preferred stock issued.         --     3,850        --     70,292        --     74,142
 Common stock acquired
  and retired...........    (213,332)     --      (1,067)      --        (778)   (1,845)
 Acquisition of
  Workmen's Bancorp,
  Inc. accounted for
  under the purchase
  method................   2,466,798      --      12,335    21,516        --     33,851
 Reconciliation of
  fiscal year of merged
  companies to calendar
  year..................    (257,873)     --      (1,289)      --       1,370        81
 Cash dividends declared
  by merged companies...         --       --         --        --      (1,570)   (1,570)
 Cash dividends
  declared/accrued by
  Southern National:
 Common stock...........         --       --         --        --     (12,306)  (12,306)
 Preferred stock........         --       --         --        --      (4,605)   (4,605)
 Other..................         --       --         --        --       2,019     2,019
                          ----------   ------   --------  --------   --------  --------
BALANCE, DECEMBER 31,
 1992...................  38,090,409    3,850    190,452   143,167    237,986   575,455
ADD (DEDUCT)
 Net loss...............         --       --         --        --     (19,024)  (19,024)
 Three-for-two stock
  split by merged
  company...............   2,528,560      --      12,643    (9,685)    (2,958)      --
 Common stock issued....   1,106,131      --       5,530     2,773     (5,140)    3,163
 Acquisition of East
  Coast Savings Bank,
  SSB accounted for
  under the purchase
  method................   1,172,475      --       5,862    13,970        --     19,832
 Reconciliation of
  fiscal year of merged
  companies to calendar
  year..................      63,927      --         320       191      6,749     7,260
 Cash dividends declared
  by merged companies...         --       --         --        --        (535)     (535)
 Cash dividends
  declared/accrued by
  Southern National:
 Common stock...........         --       --         --        --     (18,921)  (18,921)
 Preferred stock........         --       --         --        --      (5,198)   (5,198)
 Other..................        (288)     --          (1)      770      2,063     2,832
                          ----------   ------   --------  --------   --------  --------
BALANCE, DECEMBER 31,
 1993...................  42,961,214    3,850    214,806   151,186    195,022   564,864
ADD (DEDUCT)
 Net income.............         --       --         --        --     109,644   109,644
 Common stock issued....     470,432      --       2,353       355        (36)    2,672
 Net unrealized
  depreciation on
  securities available
  for sale..............         --       --         --        --     (28,064)  (28,064)
 Mergers accounted for
  under the purchase
  method................     727,105      --       3,635    11,228        --     14,863
 Cash dividends declared
  by merged companies...         --       --         --        --        (157)     (157)
 Cash dividends
  declared/accrued by
  Southern National:
 Common stock...........         --       --         --        --     (30,156)  (30,156)
 Preferred stock........         --       --         --        --      (5,198)   (5,198)
 Other..................         --       --         --      2,165      1,711     3,876
                          ----------   ------   --------  --------   --------  --------
BALANCE, DECEMBER 31,
 1994...................  44,158,751   $3,850   $220,794  $164,934   $242,766  $632,344
                          ==========   ======   ========  ========   ========  ========

--------
* Other includes unrealized losses on equity securities, net unrealized depreciation on securities available for sale, unamortized ESOP compensation and unearned compensation.

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                1994        1993       1992
                                              ---------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)........................... $ 109,644  $  (19,024) $  59,163
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
  Cumulative effect of changes in accounting
   principles, net of taxes..................       --       27,217        --
  Provision for loan and lease losses........     7,246      31,438     25,671
  Depreciation of premises and equipment.....    13,884      22,929     12,448
  Amortization of intangibles................     1,913       9,527      5,411
  Accretion of negative goodwill.............    (1,114)       (279)       --
  Amortization of unearned stock
   compensation..............................     1,711         730        --
  Discount accretion and premium
   amortization on securities, net...........     3,141       4,376      1,389
  Net (gain) loss on trading account
   securities, net...........................      (769)     (1,441)     1,632
  Gain on sales of securities, net...........      (906)    (13,714)    (1,972)
  Gain on sales of loans and mortgage loan
   servicing rights..........................      (705)     (7,866)   (15,876)
  Net (gain) loss on disposals of premises
   and equipment.............................    (1,710)      1,120       (551)
  Loss on foreclosed property and other real
   estate, net...............................       169       4,743      8,054
  Loss on bulk sale of assets................       --       49,147        --
  Proceeds from sales of trading account
   securities, net of purchases..............       769       1,441      2,312
  Proceeds from sales of loans held for
   sale......................................   596,249     986,343    652,943
  Purchases of loans held for sale...........   (33,351)    (97,619)   (75,900)
  Origination of loans held for sale, net of
   principal collected.......................  (272,115)   (751,936)  (652,806)
  Reconciliation of fiscal year of merged
   companies to calendar year................       --        5,267    (18,997)
  Decrease (increase):
   Accrued interest receivable...............    (8,178)     (1,707)     1,141
   Other assets..............................   (19,497)    (18,755)    12,778
  Increase (decrease) in:
   Accrued interest payable..................     2,874          27     (4,635)
   Accounts payable and other liabilities....    44,196      23,622     (4,370)
                                              ---------  ----------  ---------
    Net cash provided by operating
     activities..............................   443,451     255,586      7,835
                                              ---------  ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of available for sale
   securities................................   283,059     280,460     99,581
  Proceeds from sales of held to maturity
   securities................................       --       26,695     84,281
  Maturities of available for sale
   securities................................   178,144         --         --
  Maturities of held to maturity securities..   427,076     622,700    521,559
  Purchases of available for sale
   securities................................  (296,537)        --         --
  Purchases of held to maturity securities...  (850,959) (1,451,759)  (910,414)
  Leases made to customers...................   (44,379)    (43,034)   (41,589)
  Principal collected on leases..............    52,070      34,750     33,849
  Loan originations, net of principal
   collected.................................  (552,174)   (369,131)  (228,610)
  Purchases of loans.........................   (27,864)     (3,907)    (6,685)
  Net cash acquired in transactions
   accounted for under the purchase method
   of accounting.............................     2,262      32,221     56,796
  Proceeds from disposals of premises and
   equipment.................................     4,305       1,367      3,713
  Purchases of premises and equipment........   (45,137)    (36,054)   (20,109)
  Proceeds from sales of foreclosed
   property..................................    12,861      43,896     33,420
  Investment in other real estate held for
   development or sale.......................       --       (4,139)    (3,230)
  Proceeds from sales of other real estate
   held for development or sale..............     9,519         --         --
                                              ---------  ----------  ---------
    Net cash used in investing activities....  (847,754)   (865,935)  (377,438)
                                              ---------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in deposits........  (229,791)    136,998    183,469
  Net increase in short-term borrowings......   861,415     350,821    149,875
  Proceeds from long-term debt...............       704     364,148    149,945
  Repayment of long-term debt................  (282,851)   (230,641)  (129,460)
  Net proceeds from preferred stock issued...       --          --      74,142
  Net proceeds from common stock issued......     2,672       3,163      1,211
  Common stock acquired and retired..........       --           (5)    (1,845)
  Cash dividends paid on common and
   preferred stock...........................   (35,511)    (24,654)   (18,481)
                                              ---------  ----------  ---------
    Net cash provided by financing
     activities..............................   316,638     599,830    408,856
                                              ---------  ----------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS.................................   (87,665)    (10,519)    39,253
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR........................................   362,301     372,820    333,567
                                              ---------  ----------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..... $ 274,636  $  362,301  $ 372,820
                                              =========  ==========  =========

                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

  Southern National Corporation ("Parent Company" or "Southern National" or the "Corporation") is a multi-bank holding company organized under the laws of North Carolina and registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Southern National Bank of North Carolina ("SNBNC"), Southern National Bank of South Carolina ("SNBSC") (the "Banks") and SNB Savings Bank, Inc., SSB ("SSB") comprise the Parent Company's principal subsidiaries.

  The accounting and reporting policies of Southern National Corporation and Subsidiaries ("Southern National" or the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The following is a summary of the more significant policies.

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements of Southern National include the accounts of the Parent Company and its subsidiaries, all of which are wholly-owned. In consolidation, all significant intercompany accounts and transactions have been eliminated. Prior period financial statements have been restated to include the accounts of companies acquired in transactions accounted for as poolings of interests. Results of operations of companies acquired in transactions accounted for as purchases are included from the dates of acquisition.

  Certain amounts for prior years have been reclassified to conform with statement presentations for 1994. The reclassifications have no effect on shareholders' equity or net income as previously reported.

 Securities

  On January 1, 1994, Southern National adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories: held to maturity, trading and available for sale.

  Debt securities acquired with both the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Gains or losses from the sale of securities held to maturity are determined from specific cost-basis identification.

  Securities, which may be used to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of tax. Realized gains or losses are determined by specific identification and are included in noninterest income.

  Trading account securities, of which none were held on December 31, 1994, are selected according to fundamental and technical analyses that identify potential market movements. Trading account securities are positioned to take advantage of such movements and are reported at fair value. Market adjustments, fees, gains or losses and income earned on trading account securities are included in noninterest income. Gains or losses from the sale of securities are determined by specific cost-basis identification and are included in noninterest income.

 Loans Held for Sale

   Loans held for sale are reported at the lower of cost or market value on an aggregate loan basis. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any yield differential and a normal servicing fee. Any resulting deferred premium or discount is amortized, as an adjustment of servicing income, over the estimated lives of the loans using the level-yield method.

 Loans and Lease Receivables

  Commercial loans and substantially all installment loans accrue interest on the unpaid balance of the loans. The net amount of nonrefundable loan origination fees and direct costs associated with the lending process is deferred and amortized to interest income over the contractual lives of the loans using the level-yield method. If the commitment expires unexercised, the income is recognized upon expiration of the commitment.

  Lease receivables consist primarily of direct financing leases on rolling stock, equipment and real property. Lease receivables are stated as the total amount of lease payments receivable plus guaranteed residual values, less unearned income. Recognition of income over the lives of the lease contracts approximates the level-yield method.

 Allowance for Losses

  The provision for loan and lease losses charged to noninterest expense is the estimated amount required to maintain the allowance for loan and lease losses at a level adequate to cover estimated incurred losses related to loans and leases currently outstanding. The primary factors considered in determining the allowance are the distribution of loans by risk class, the amount of the allowance specifically allocated to nonperforming loans and other problem loans, prior years' loan loss experience, economic conditions in Southern National's market areas and the growth of the credit portfolio. Ultimate losses may vary from original estimates and adjustments, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from those previously estimated.

 Nonperforming Assets

  Nonperforming assets include loans and leases on which interest is not being accrued and foreclosed property.

  Loans and leases are placed on nonaccrual status when concern exists that principal or interest is not fully collectible, or when any portion of principal or interest becomes 90 days past due, whichever occurs first. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance when concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectibility of principal or interest.

  Assets acquired as a result of foreclosure are valued at the lower of cost or fair value, and carried thereafter at the lower of cost or fair value less estimated costs to sell the asset. Cost is the sum of unpaid principal, accrued but unpaid interest and acquisition costs associated with the loan. Any excess of unpaid principal over fair value at the time of foreclosure is charged to the allowance for losses. Generally, such properties are appraised annually and the carrying value, if greater than the fair value, less costs to sell, is adjusted with a charge to income. Routine maintenance costs, declines in market value and net losses on disposal are included in other noninterest expense.

 Premises and Equipment

  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease terms or the estimated useful lives of the improvements. Capitalized leases are amortized by the same methods as premises and equipment over the estimated useful lives or the lease term, whichever is shorter. The related obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense. Amortization of capital lease assets and rent expense of operating leases are included in occupancy and equipment expense, depending on the nature of the asset. Additions, major replacements or improvements are added to premises and equipment accounts at cost. Expenditures for maintenance, repairs and minor replacements are charged to expense as incurred. Gains or losses on the disposal of premises and equipment are included in results of current operations.

 Income Taxes

  The operating results of the Parent Company and its subsidiaries are included in a consolidated federal income tax return. Each subsidiary pays its calculated portion of federal income taxes to the Parent Company, or receives payment from the Parent Company to the extent that tax benefits are realized. Deferred income taxes have been provided where different accounting methods have been used for reporting for income tax purposes and for financial reporting purposes. As of January 1, 1993, Southern National adopted SFAS No. 109, "Accounting for Income Taxes," which changes the method of accounting for income taxes under generally accepted accounting principles. As a result of adopting SFAS 109, Southern National recognized a cumulative benefit of the change in accounting principle of $6,368,000, or $.14 per fully diluted share. The benefit is included under the caption "Cumulative effect of changes in accounting principles, net of income taxes" in the Consolidated Statements of Operations. The effect of this change, excluding the cumulative benefit, for the year ended December 31, 1993, had no incremental effect on net income or fully diluted earnings per share. The operating results of acquired institutions were included in their respective income tax returns prior to consummation of the acquisitions.

 Off-Balance Sheet Instruments

  Southern National utilizes financial forward and futures contracts, options written, interest rate caps and floors written and interest rate swaps to hedge interest rate risk associated with the asset/liability management, investment and trading account functions. These represent future commitments to purchase or sell financial instruments and, accordingly, the related notional values are not reflected in the Consolidated Statements of Condition.

  Amounts receivable or payable under derivative financial instruments used to manage interest rate risks arising from Southern National's financial assets and financial liabilities are recognized as income or expense unless the instrument qualifies for hedge accounting. Gains and losses on qualifying hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses on early terminations of derivatives are included in the carrying amount of the related loans or debt and amortized as yield adjustments over the remaining terms of the loans or debt.

 Per Share Data

  Primary net income per common share has been computed by dividing net income applicable to common shares by the weighted average number of shares of common stock and common stock equivalents of dilutive stock options.

  Fully diluted net income per common share has been computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the years. Other potentially dilutive securities include the number of shares issuable upon conversion of the preferred stock. Restricted stock grants are considered as issued for purposes of calculating net income per share.

  Weighted average numbers of shares were as follows:

                                                   1994       1993       1992
                                                ---------- ---------- ----------
Primary........................................ 43,829,321 42,331,126 40,777,780
Fully diluted.................................. 48,378,969 46,889,289 44,993,809

 Intangible Assets

  The cost in excess of the fair value of net assets acquired in transactions accounted for as purchases, premiums paid on acquisitions of deposits and other identifiable intangible assets are included in other assets in the "Consolidated Statements of Condition." Such assets are being amortized on straight-line or accelerated bases over periods ranging from 5 to 15 years. The excess of the fair value of the net assets related to the East Coast Savings Bank, SSB ("East Coast") transaction, reflected as negative goodwill in other liabilities in the "Consolidated Statements of Condition," amounted to approximately $15.3 million at December 31, 1994 and is being amortized over 15 years.

 Purchased Mortgage Servicing Rights

  Amounts paid to acquire the right to service certain mortgage loans are capitalized. These rights are then amortized over the estimated lives of the loans to which they relate. The carrying amount, if greater than fair value (as measured by expected net cash flows on a discounted, disaggregated method) is adjusted by a charge to income. The 1993 results of operations include the amortization of $3.9 million of servicing rights to conform the accounting policies of the acquired entities to those of Southern National.

 Changes in Accounting Principles

  In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. The statement requires employers to recognize the obligation to provide benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amount can be reasonably estimated. SFAS No. 112 was effective for fiscal years beginning after December 15, 1993. Southern National adopted SFAS No. 112 as of January 1, 1994 and the implementation did not have a material impact on the consolidated financial position or consolidated results of operations.

  In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Southern National adopted SFAS No. 114 effective January 1, 1995, and the implementation did not have a material impact on Southern National's consolidated financial position or consolidated results of operations. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994.

  In October 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 requires disclosures about amounts, nature and terms of derivative financial instruments that are not otherwise disclosed. It requires that a distinction be made between financial instruments held or issued for trading purposes (including dealing and other trading activities measured at fair value with gains and losses recognized in earnings) and financial instruments held or issued for purposes other than trading. See Note R of the Notes to Consolidated Financial Statements for disclosures in compliance with this standard.

  Effective January 1, 1993, The First Savings Bank, FSB ("The First") adopted SFAS No. 72, "Accounting for Certain Adjustments of Banking or Thrift Institutions." As a result of adopting SFAS No. 72, Southern National recognized a cumulative charge for this change in accounting principle of $28,019,000 or $.60 per share. The charge is included under the caption "Cumulative effect of changes in accounting principle, net of income taxes" in the "Consolidated Statements of Operations."

 Supplemental Disclosures of Cash Flow Information

  As referenced in the "Consolidated Statements of Cash Flows," Southern National acquired assets and assumed liabilities in transactions accounted for under the purchase method of accounting. The fair value of the assets acquired and liabilities assumed, at acquisition, were as follows:

                                                      1994      1993     1992
                                                    --------  -------- --------
                                                      (DOLLARS IN THOUSANDS)
FAIR VALUE OF NET ASSETS ACQUIRED:
 Fair value of assets acquired....................  $ 45,469  $282,076 $314,531
 Fair value of liabilities assumed................    39,266   244,277  279,370
                                                    --------  -------- --------
 Fair value of net assets acquired................     6,203    37,799   35,161
                                                    --------  -------- --------
PURCHASE PRICE:
 Fair value of common shares and options issued...    14,863    20,839   33,947
 Cash premium paid................................        87       --     3,751
 Capitalized acquisition costs....................        66       220      217
                                                    --------  -------- --------
  Total purchase price............................    15,016    21,059   37,915
                                                    --------  -------- --------
Excess of net assets acquired over purchase price
 (purchase price over net assets acquired)........  $ (8,813) $ 16,740 $ (2,754)
                                                    ========  ======== ========
CASH PAID DURING THE YEAR FOR:
 Interest.........................................  $252,797  $233,175 $302,064
 Income taxes.....................................    55,135    57,031   35,907
TRANSFER OF LOANS TO OTHER REAL ESTATE ACQUIRED IN
 FORECLOSURE......................................     8,829    17,333   37,690
NON-CASH SECURITIZATION OF LOANS..................     7,497     4,311   83,748

 Cash and Cash Equivalents

  Cash and cash equivalents include cash and due from depository institutions, interest-bearing bank balances, federal funds sold and securities purchased under resale agreements or similar arrangements. Generally, both cash and cash equivalents are considered to have maturities of three months or less.

 Income and Expense Recognition

  Items of income and expense are recognized using the accrual basis of accounting, except for some immaterial amounts.

NOTE B. ACQUISITIONS AND MERGERS

 Completed Acquisitions

  On January 28, 1994, Southern National completed its acquisition of The First by the issuance of 8,052,860 shares of Southern National common stock, or
0.854815 share of Southern National common stock in exchange for each share of The First's common stock outstanding. Options to purchase shares of The First's common stock were converted into options to purchase Southern National common stock at the agreed-upon exchange rate of .855. The First, headquartered in Greenville, South Carolina, operated 57 offices throughout South Carolina and five out-of-state mortgage loan production offices in Georgia, North Carolina and Virginia. The First was merged into SNBSC.

  On January 31, 1994, Southern National completed its acquisition of Regency Bancshares Inc. ("Regency") by the issuance of 2,437,498 shares of Southern National common stock, or 1.8117 shares of Southern National common stock in exchange for each share of Regency's common stock outstanding. Options to purchase shares of Regency's common stock were converted into options to purchase Southern National common stock at the agreed-upon exchange rate of
1.81197. Regency was a multi-thrift holding company operating First Savings Bank, Inc., SSB in Hickory, North Carolina, and Davidson Savings Bank, Inc., SSB, in Lexington, North Carolina. Regency was merged into SNBNC.

  On February 24, 1994, Southern National completed its acquisition of Home Federal Savings Bank ("Home") by the issuance of 824,601 shares of Southern National common stock, or 2.576878 shares of Southern National common stock in exchange for each share of Home's common stock outstanding. Options to purchase shares of Home's common stock were converted into options to purchase Southern National common stock at the agreed-upon exchange rate of 2.57717. Home, headquartered in Statesville, North Carolina, operated three branches in North Carolina. Home was merged into SNBNC.

  The acquisitions discussed above were accounted for under the pooling-of-interests method of accounting. Accordingly, all financial information presented herein has been restated to include the results of The First, Regency and Home.

  On June 1, 1994, Southern National completed its acquisition of McLean, Brady & McLean Agency, Inc. ("McLean") by the issuance of 38,823 shares of Southern National common stock. In conjunction with the acquisition of McLean, Southern National recorded $1.1 million of expiration rights which are being amortized over 10 years.

  On June 6, 1994, Southern National completed its acquisition of Leasing Associates, Inc. ("Leasing") by the issuance of 97,876 shares of Southern National common stock.

  On November 1, 1994, Southern National completed its acquisition of Prime Rate Premium Finance Corporation, Inc. and related interests, Agency Technologies, Inc. and IFCO, Inc. ("Prime Rate") by the issuance of 590,406 shares of Southern National common stock. In conjunction with the acquisition of Prime Rate, Southern National recorded $8.8 million of goodwill which is being amortized over 15 years.

  These acquisitions were accounted for under the purchase method of accounting, and, therefore, the financial information contained herein includes data relevant to the acquiree since the date of acquisition. The following unaudited presentation reflects key line items on a proforma basis as if McLean, Leasing and Prime Rate had been acquired as of the beginning of the years presented:

                                                                1994     1993
                                                              -------- --------
     Net interest income..................................... $325,260 $311,408
                                                              ======== ========
     Net income (loss)....................................... $112,766 $(17,028)
                                                              ======== ========
     Earnings (loss) per share
       Primary............................................... $   2.42 $   (.52)
                                                              ======== ========
       Fully diluted......................................... $   2.30 $     NM
                                                              ======== ========

--------
NM--not meaningful

 Pending Merger

  On August 1, 1994, Southern National and BB&T Financial Corporation ("BB&T") jointly announced the signing of a definitive agreement to merge. The transaction had an indicated total market value of $2.1 billion based on November 8, 1994 closing prices of the stock of both institutions. The merger of the bank holding companies was completed on February 28, 1995 and the merger of the banks is expected to be completed during May of 1995. BB&T completed an acquisition of Commerce Bank of Virginia Beach, Virginia ("Commerce") on January 10, 1995. The transaction was accounted for as a pooling of interests. Several adjustments were required to restate Southern National and BB&T. Among these were adjustments necessary to implement SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 allowed employers to recognize the transition obligation immediately, subject to certain limitations, or on a delayed basis over the plan participants' future service periods. Southern National and BB&T elected to treat the transition obligation differently, and these adjustments reflect a "catch-up" to a consistent treatment.

  In conjunction with the merger, certain material, non-recurring adjustments of approximately $80 million will be recorded. These adjustments include approximately $57 million for settlement of obligations under existing employment contracts, severance pay, early retirement and related employee benefits, approximately $9 million associated with branch closings and divestitures, approximately $6 million associated with consolidation of bank operations and systems and approximately $10 million of expenses related to effecting the merger.

  The following unaudited presentation reflects key line items on an historical basis for Southern National, BB&T and Commerce and on a proforma combined basis assuming the merger with BB&T was effective as of and for the periods presented.

                                                  HISTORICAL BASIS    SOUTHERN
                           SOUTHERN NATIONAL    --------------------  NATIONAL
                         AS ORIGINALLY REPORTED    BB&T     COMMERCE  RESTATED
                         ---------------------- ----------- -------- -----------
                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1994
  Net interest income...       $  322,717       $   385,186 $ 28,863 $   736,766
  Net income............          109,644           119,882    7,011     236,872
  Earnings per share
    Primary.............             2.38              3.27     2.48        2.26
    Fully diluted.......             2.27              3.27     2.37        2.21
  Assets................        8,756,140        10,394,330  700,343  19,855,062
  Deposits..............        6,165,080         7,520,324  628,750  14,314,154
  Shareholders' equity..          632,344           822,644   47,865   1,496,477
1993
  Net interest income...          310,463           356,789   26,264     693,516
  Net (loss) income.....          (19,024)          105,012    6,551      85,828
  Earnings (loss) per
   share
    Primary.............             (.57)             2.95     2.38         .81
    Fully diluted.......               NM              2.91     2.28         .81
  Assets................        8,274,470         9,867,398  689,630  18,858,370
  Deposits..............        6,394,871         7,565,940  634,141  14,594,952
  Shareholders' equity..          564,864           796,984   43,589   1,398,726
1992
  Net interest income...          279,646           316,033   22,525     618,204
  Net income............           59,163            82,621    4,942     146,726
  Earnings per share
    Primary.............             1.34              2.53     2.05        1.53
    Fully diluted.......             1.31              2.43     1.97        1.48
  Assets................        7,379,988         7,931,660  644,849  15,966,986
  Deposits..............        6,040,928         6,405,261  597,984  13,044,173
  Shareholders' equity..          575,455           654,030   37,413   1,266,898

--------
NM--not meaningful

NOTE C. SECURITIES

  The amortized costs and approximate fair value of securities were as follows:

                                     DECEMBER 31, 1994                      DECEMBER 31, 1993
                          --------------------------------------- --------------------------------------
                                     GROSS UNREALIZED  ESTIMATED             GROSS UNREALIZED
                          AMORTIZED  -----------------    FAIR    AMORTIZED  -----------------ESTIMATED
                             COST     GAINS   LOSSES     VALUE       COST     GAINS   LOSSES  FAIR VALUE
                          ---------- ------- --------- ---------- ---------- -------- ------------------
                                                      (DOLLARS IN THOUSANDS)
Securities held to
 maturity:
 U.S. Treasury,
  government and agency
  obligations...........  $1,132,152 $   360 $  42,244 $1,090,268 $  780,646  $16,683  $1,024 $  796,305
 States and political
  subdivisions..........      63,453      94     1,462     62,085     54,047    1,517     131     55,433
 Mortgage-backed
  securities............     577,932      12    30,868    547,076    473,956    8,420     204    482,172
 Other debt securities..         665       5        25        645        633       10       2        641
                          ---------- ------- --------- ---------- ---------- -------- ------- ----------
 Total debt securities..   1,774,202     471    74,599  1,700,074  1,309,282   26,630   1,361  1,334,551
 Equity securities......         --      --        --         --      46,820      --      --      46,820
                          ---------- ------- --------- ---------- ---------- -------- ------- ----------
 Total securities held
  to maturity...........   1,774,202     471    74,599  1,700,074  1,356,102   26,630   1,361  1,381,371
                          ---------- ------- --------- ---------- ---------- -------- ------- ----------
Securities available for
 sale:
 Mortgage-backed
  securities............     248,286     400     9,540    239,146    447,032    8,963     579    455,416
 Equity securities......      44,855     --        --      44,855        --       --      --         --
 U.S. Treasury,
  government and agency
  obligations...........     745,282     571    37,838    708,015    747,198   10,902   2,521    755,579
                          ---------- ------- --------- ---------- ---------- -------- ------- ----------
 Total securities
  available for sale....   1,038,423     971    47,378    992,016  1,194,230   19,865   3,100  1,210,995
                          ---------- ------- --------- ---------- ---------- -------- ------- ----------
 Total securities.......  $2,812,625  $1,442  $121,977 $2,692,090 $2,550,332  $46,495  $4,461 $2,592,366
                          ========== ======= ========= ========== ========== ======== ======= ==========

  Securities with a book value of approximately $1,851,793,000 and $1,098,086,000 at December 31, 1994 and 1993, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, Federal Reserve discount window borrowings and for other purposes as required by law.

  At December 31, 1994 and 1993, there was no concentration of investments in obligations of states and political subdivisions that were secured by or payable from the same taxing authority or revenue source and that exceeded ten percent of shareholders' equity.

  Proceeds from sales of debt securities during 1994, 1993 and 1992 were $283,059,000, $307,155,000 and $183,862,000, respectively. Gross gains of
$1,057,000, $14,794,000 and $2,239,000 and gross losses of $151,000, $1,080,000 and $267,000 were realized on those sales in 1994, 1993 and 1992, respectively.

  The amortized cost and estimated fair value of debt securities at December 31, 1994 and 1993, by contractual maturity, are shown in the accompanying table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    DECEMBER 31,
                                     -------------------------------------------
                                             1994                  1993
                                     --------------------- ---------------------
                                                ESTIMATED             ESTIMATED
                                     AMORTIZED     FAIR    AMORTIZED     FAIR
        DEBT SECURITIES                 COST      VALUE       COST      VALUE
        ---------------              ---------- ---------- ---------- ----------
                                               (DOLLARS IN THOUSANDS)
Due in one year or less............  $  184,169 $  182,726 $  309,855 $  315,735
Due after one year through five
 years.............................     994,384    953,426    511,804    522,717
Due after five years through ten
 years.............................      17,717     16,846     13,667     13,927
                                     ---------- ---------- ---------- ----------
                                      1,196,270  1,152,998    835,326    852,379
Mortgage-backed securities.........     577,932    547,076    473,956    482,172
                                     ---------- ---------- ---------- ----------
Debt securities held to maturity...   1,774,202  1,700,074  1,309,282  1,334,551
Debt securities available for sale.     993,568    947,161  1,194,230  1,210,995
                                     ---------- ---------- ---------- ----------
  Total debt securities............  $2,767,770 $2,647,235 $2,503,512 $2,545,546
                                     ========== ========== ========== ==========

NOTE D. LOANS AND LEASES*

  Loans and leases were composed of the following:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1994        1993
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
Loans--
  Commercial, financial and agricultural................  $1,301,504 $   804,281
  Real estate--construction and land development........     121,561     248,253
  Real estate--mortgage.................................   3,055,865   2,904,525
  Consumer..............................................     701,862     692,848
                                                         ----------- -----------
    Loans held for investment...........................   5,180,792   4,649,907
    Loans held for sale.................................      21,968     316,544
                                                         ----------- -----------
      Total loans.......................................   5,202,760   4,966,451
Leases..................................................     304,544     225,312
                                                         ----------- -----------
      Total loans and leases............................  $5,507,304  $5,191,763
                                                         =========== ===========

--------
* Balances are gross of unearned income.

  The net investment in direct financing leases was $257,554,000 and $192,442,000 at December 31, 1994 and 1993, respectively.

  Southern National's only significant concentration of credit at December 31, 1994 occurred in real estate loans, which totaled $3.2 billion. However, this amount was not concentrated in any specific market or geographic area. The distribution of real estate loans in North and South Carolina is comparable to the distribution of total loans in the two-state area. While real estate loans accounted for 58% of loans and leases at December 31, 1994, only 2% of loans and leases were for construction, land acquisition and development. Another $2.2 billion consisted of mortgage loans for 1-4 family dwellings, including $424 million in home equity loans.

NOTE E. ALLOWANCE FOR LOSSES

  An analysis of the allowance for losses is presented in the following table:

                                                         DECEMBER 31,
                                                  ----------------------------
                                                    1994      1993      1992
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
Balance, January 1............................... $ 69,503  $ 53,840  $ 44,918
Provision for losses charged to expense..........    7,246    31,438    25,671
Charge-offs......................................  (13,405)  (23,122)  (27,147)
Recoveries.......................................    6,110     4,597     5,732
Allowance of loans acquired in purchase
 transactions....................................    1,119     2,750     2,850
                                                  --------  --------  --------
Balance, December 31............................. $ 70,573  $ 69,503  $ 52,024
                                                  ========  ========  ========

  At December 31, 1994, 1993 and 1992, the amount of loans not currently accruing interest was $22,194,000, $28,372,000 and $60,430,000, respectively.
The gross interest income that would have been earned during 1994 if the outstanding nonaccrual loans and leases had been current in accordance with the original terms and had been outstanding throughout the period (or since origination, if held for part of the period) was approximately $1.5 million. Interest earned and included in interest income during 1994 on such loans and leases amounted to approximately $779,000. Transfer of loans to other real estate owned, a non-cash transaction, amounted to $8,829,000, $17,333,000 and $37,690,000 in 1994, 1993 and 1992, respectively. Foreclosed property was $1,850,000, $6,356,000 and $36,778,000 at December 31, 1994, 1993 and 1992,
respectively.

NOTE F. PREMISES AND EQUIPMENT

  Following is a summary of premises and equipment:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1994        1993
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
Land and land improvements............................. $    30,755 $    25,596
Buildings and building improvements....................     102,962      93,207
Furniture and equipment................................     115,314      98,933
Capitalized leases on premises and equipment...........       4,930       5,054
                                                        ----------- -----------
                                                            253,961     222,790
Less--accumulated depreciation and amortization........      88,893      86,562
                                                        ----------- -----------
  Net premises and equipment...........................    $165,068    $136,228
                                                        =========== ===========

  Depreciation expense, which is included in occupancy and equipment expense, was $13,884,000, $22,929,000 and $12,448,000 in 1994, 1993 and 1992,
respectively.

  Southern National has noncancellable leases covering certain premises and equipment. Total rent expense applicable to operating leases was $8,762,000, $8,502,000 and $7,299,000 for 1994, 1993 and 1992, respectively. Future minimum lease payments for operating and capitalized leases for years subsequent to 1994 are as follows:

                                                              LEASES
                                                      -------------------------
                                                      OPERATING    CAPITALIZED
                                                      -----------  ------------
                                                      (DOLLARS IN THOUSANDS)
Year ended December 31:
  1995..............................................   $     5,791   $       470
  1996..............................................         5,471           470
  1997..............................................         5,170           470
  1998..............................................         3,621           469
  1999..............................................         3,427           469
  2000 and later years..............................        39,438        10,554
                                                       -----------   -----------
Total minimum lease payments........................       $62,918        12,902
                                                       ===========
Less--amount representing interest..................                       8,509
                                                                     -----------
Present value of net minimum payments on capitalized
 leases (Note I)....................................                 $     4,393
                                                                     ===========

NOTE G. DEPOSITS

  The composition of deposits at December 31 is presented in the following table:

                                                           1994        1993
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
Demand deposits........................................ $   782,172 $   820,177
Savings deposits.......................................   1,254,860   1,380,241
Money market deposits..................................     955,548   1,005,356
Certificates of deposit $100,000 and over..............     775,506     843,848
Other certificates of deposit..........................   2,396,994   2,345,249
                                                        ----------- -----------
  Total deposits....................................... $ 6,165,080 $ 6,394,871
                                                        =========== ===========

NOTE H. SHORT-TERM BORROWINGS

  The composition of short-term borrowings is presented in the following table:

                                                              DECEMBER 31,
                                                         ------------------------
                                                             1994        1993
                                                         ------------ -----------
                                                         (DOLLARS IN THOUSANDS)
Securities sold under agreements to repurchase.......... $  1,164,080 $  565,291
Master notes............................................      101,602     25,539
Federal Reserve discount window borrowings..............          --      65,000
Federal funds purchased.................................      366,070     58,890
U.S. Treasury tax and loan deposit notes payable........       22,713     41,623
                                                         ------------ ----------
  Total short-term borrowings........................... $  1,654,465 $  756,343
                                                         ============ ==========

  Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under agreements to repurchase are borrowings collateralized by securities of the U.S. Government or its agencies and have maturities ranging from one to ninety days. U.S. Treasury tax and loan deposit notes payable are payable upon demand to the U.S. Treasury. Master notes are unsecured, non-negotiable obligations of Southern National (variable rate commercial paper).

NOTE I. LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1994        1993
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
PARENT COMPANY:
  9.28%, $20 million senior capital notes, dated 1986,
   due in annual installments of amounts ranging from
   $3,000,000 in 1995 to $4,000,000 in 1996............ $     7,000 $    10,000
  $5 million Industrial Revenue Bond, dated 1984,
   secured by premises with a net book value of
   $6,158,359 at December 31, 1994, due in quarterly
   installments of $83,340 through the second quarter
   1999, and one final installment of $82,940 in 1999.
   Interest rate is variable--76.99% of prime--6.544%
   at December 31, 1994................................       1,583       1,916
SNBNC:
  Capitalized leases, varying maturities to 2028 with
   rates from 8.11% to 15.42%. This represents the
   unamortized balances due on leases of various
   facilities..........................................       4,393       4,573
  Advances from Federal Home Loan Bank, varying
   maturities to 2014 with rates from 4.41% to 7.97%...      81,561     103,800
  Other mortgage indebtedness..........................         306         312
SNBSC:
  Advances from Federal Home Loan Bank, varying
   maturities to 2009 with rates from 1.00% to 8.75%...     102,687     350,920
  Unsecured subordinated capital notes, weighted
   average rate of 11.13% which were paid in full in
   1994................................................         --        8,156
                                                        ----------- -----------
                                                        $   197,530 $   479,677
                                                        =========== ===========

  Excluding the capitalized leases set forth in Note F, future debt maturities total $193,137,000 and are $26,035,000, $64,935,000, $20,902,000, $35,233,000
and $14,183,000 for the next five years. The maturities for 2000 and later years are $31,849,000.

NOTE J. SHAREHOLDERS' EQUITY

  The authorized capital stock of Southern National consists of 300,000,000 shares of common stock, $5 par value, and 5,000,000 shares of preferred stock, $5 par value. At December 31, 1994, 44,158,751 shares of common stock and 770,000 shares of preferred stock were issued and outstanding. The preferred stock is convertible at any time into 5.9068 shares of common stock. Although not subject to any mandatory redemption or sinking fund requirement, the preferred stock is redeemable at the option of Southern National after March 1, 1996.

 Stock Option Plans

  The Non-Employee Directors' Stock Option Plan ("Directors' Plan") is intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of Southern National and creates a deferred compensation system for participating non-employee directors. Each non-employee director may elect to defer 0%, 50% or 100% of the annual retainer fee and meeting fees for each calendar year and apply that percentage toward the grant of options to purchase Southern National common stock. Such elections are required to be in writing and are irrevocable for each calendar year. The exercise price at which shares of Southern National common stock may be purchased shall be equal to 75% of the market value of the common stock as of the date of grant. Options are vested in six months and may be exercised anytime thereafter until the expiration date, which is 10 years from the date of grant. The Directors' Plan provides for the reservation of up to 400,000 shares of Southern National common stock. At December 31, 1994, options to purchase 152,734 shares of common stock at prices ranging from $12.7155 to $15.6344 were outstanding pursuant to the Directors' Plan. Compensation expense recognized under the Directors' Plan was $265,000, $257,000 and $236,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

  The incentive stock option plan ("ISOP") and the non-qualified stock option plan ("NQSOP") were established to retain key officers and key management employees and to offer them the incentive to use their best efforts on behalf of Southern National. The plans, which expire on December 19, 2000, further provide for up to 1,101,000 shares of common stock to be reserved for the granting of options, which have a four year vesting schedule and must be exercised within ten years from the date granted. Incentive stock options granted must have an exercise price equal to at least 100% of the fair market value of common stock on the date granted, and the non-qualified stock options must have an exercise price equal to at least 85% of the fair market value on the date granted. At December 31, 1994, options to purchase 512,358 shares of common stock at prices ranging from $9.50 to $16.75 were outstanding pursuant to the NQSOP. At December 31, 1994, options to purchase 258,847 shares of common stock at an exercise price of $19.77 were outstanding pursuant to the ISOP.

  In April 1994, the shareholders approved an Omnibus Stock Incentive Plan ("Omnibus Plan") which covers the award of incentive stock options, non-qualified stock options, shares of restricted stock, performance shares and stock appreciation rights. The Omnibus Plan is intended to allow Southern National to recruit and retain employees with ability and initiative. The maximum number of shares that can be issued is 4,000,000. In December 1994, 189,731 incentive stock options and 26,087 non-qualified stock options were issued at an exercise price of $18.375. The incentive stock options vest over four years and the non-qualified stock options vest over three years. Both types of options have a ten year term.

  The terms of these option plans provided for the immediate vesting of all outstanding shares upon a change of control, as defined. The merger with BB&T qualified as a change in control; accordingly, at February 28, 1995, options outstanding at December 31, 1994, of 511,157 became exercisable. The shares relating to the Omnibus Plan were excluded from the change in control provisions and did not vest in conjunction with merger.

  At the time of acquisition by Southern National, The First had two incentive stock option plans which provided for the granting of options to purchase shares of The First common stock to directors, officers and other key employees. At merger date, each option was converted into an option to purchase .855 shares of Southern National common stock.

  Regency had an incentive stock option plan for the granting of options to purchase shares of Regency common stock to certain full-time officers and employees. On the date of grant, the option exercise period was limited to ten years. Regency also had a non-qualified directors' stock option plan. At merger date, each Regency option was converted into an option to purchase 1.81197 shares of Southern National common stock.

  Home also had an incentive stock option plan which provided for the granting of options to key employees to purchase shares of Home common stock. Under the terms of the plan, the options were exercisable over a ten year period. Each option to purchase Home common stock was converted into an option to purchase
2.57717 shares of Southern National common stock.

                                1994                1993                1992
                         ------------------- ------------------- -------------------
                                   AGGREGATE           AGGREGATE           AGGREGATE
                          SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                         --------- --------- --------- --------- --------- ---------
                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPTION ACTIVITY
Outstanding January 1... 1,721,936  $20,970  2,162,221  $15,793  1,703,729  $ 9,316
Granted ($6.67 to
 $21.06)................   317,180    5,684    464,073    9,152    450,301    5,697
Exercised ($2.67 to
 $16.88)................   470,432    2,729    904,358    3,975    150,352      821
Expired or forfeited
 ($2.67 to $16.75)......     9,959      166        --       --       7,208       26
                         ---------  -------  ---------  -------  ---------  -------
Outstanding December 31
 ($2.67 to $21.06)...... 1,558,725  $23,759  1,721,936  $20,970  1,996,470  $14,166
                         =========  =======  =========  =======  =========  =======
Options exercisable at
 December 31, 1994
 ($2.67 to $21.06 per
 share).................   831,750  $10,330
                         =========  =======

NOTE K. SUPPLEMENTAL INCOME STATEMENT INFORMATION

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                       1994     1993     1992
                                                     -------- -------- --------
                                                       (DOLLARS IN THOUSANDS)
INTEREST ON DEPOSITS
  Savings deposits.................................. $ 28,501 $ 30,924 $ 26,877
  Money market deposits.............................   26,029   25,677   37,978
  Certificates of deposit $100,000 and over.........   26,923   16,498   22,474
  Other certificates of deposit.....................  109,552  122,105  163,843
                                                     -------- -------- --------
                                                     $191,005 $195,204 $251,172
                                                     ======== ======== ========
NONINTEREST INCOME
  Nondeposit fees and commissions:
    Insurance fees and commissions.................. $  5,930 $  6,569 $  3,447
    Trust fees......................................    3,613    3,000    2,688
    Bankcard related fees...........................    9,099    7,567    5,526
    Other fees and commissions......................   13,362    5,354    8,793
                                                     -------- -------- --------
                                                     $ 32,004 $ 22,490 $ 20,454
                                                     ======== ======== ========
  Other income
    Gain on sales of loans, net..................... $  1,006 $  5,849 $ 11,672
    Other...........................................   13,908    8,781    8,199
                                                     -------- -------- --------
                                                     $ 14,914 $ 14,630 $ 19,871
                                                     ======== ======== ========
NONINTEREST EXPENSE
  Personnel expense:
    Salaries........................................ $ 97,105 $107,052 $ 92,907
    Employee benefits...............................   21,918   24,629   21,351
                                                     -------- -------- --------
                                                     $119,023 $131,681 $114,258
                                                     ======== ======== ========
  Other expense:
    Credit card..................................... $  7,027 $  5,680 $  4,453
    Data processing.................................    2,498    7,374    4,279
    Advertising.....................................    4,813    7,000    6,439
    Amortization of intangibles.....................    1,913    9,527    5,411
    Other...........................................   44,037   50,822   41,367
                                                     -------- -------- --------
                                                     $ 60,288 $ 80,403 $ 61,949
                                                     ======== ======== ========

NOTE L. INCOME TAXES

  The total provision for income taxes was allocated as follows:

                                                      1994      1993     1992
                                                     -------  --------  -------
                                                      (DOLLARS IN THOUSANDS)
Income from operations.............................. $57,644  $ 22,445  $39,992
Cumulative effect of changes in accounting
 principles.........................................     --     (2,897)     --
                                                     -------  --------  -------
  Total provision for income taxes.................. $57,644  $ 19,548  $39,992
                                                     =======  ========  =======

  The provision for income taxes attributable to operations was composed of the following:

                                                      1994      1993     1992
                                                     -------  --------  -------
                                                      (DOLLARS IN THOUSANDS)
Currently payable:
  Federal........................................... $70,030  $ 31,965  $34,824
  State.............................................   3,640     1,732    1,590
                                                     -------  --------  -------
                                                      73,670    33,697   36,414
Deferred (benefit) expense.......................... (16,026)  (11,252)   3,578
                                                     -------  --------  -------
Provision for income taxes.......................... $57,644  $ 22,445  $39,992
                                                     =======  ========  =======

  Deferred (benefit) expense results from timing differences in the accounting for certain income and expense items for financial reporting purposes and for income tax purposes. The book and tax accounting difference related to changes in the tax accounting method for bad debts of savings institutions converting to a commercial bank resulted in a deferred tax expense of $3,823,000 for 1992. There were no other significant book and tax accounting differences in 1992.

  The reasons for the difference between the provision for income taxes attributable to operations and the amount computed by applying the statutory federal income tax rate to the income before income taxes were as follows:

                                                      1994     1993     1992
                                                     -------  -------  -------
                                                     (DOLLARS IN THOUSANDS)
Federal income taxes at statutory rates of 35% for
 1994 and 1993 and 34% for 1992..................... $58,551  $10,723  $33,713
Tax-exempt income from securities, loans and leases
 less related non-deductible interest expense.......  (2,793)  (2,399)  (1,963)
Changes in tax accounting method for bad debts of
 savings institutions converting to a commercial
 bank...............................................     --     9,389    5,190
Other, net..........................................   1,886    4,732    3,052
                                                     -------  -------  -------
Provision for income taxes.......................... $57,644  $22,445  $39,992
                                                     =======  =======  =======
Effective income tax rate...........................    34.5%    73.3%    40.3%
                                                     =======  =======  =======

  Income taxes (benefits) related to securities gains (losses) for 1994, 1993 and 1992 were $351,000, $5,219,000 and $(30,000), respectively.

  The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets (liabilities) in the "Consolidated Statements of Condition" at December 31, 1994 and 1993, as adjusted for the adoption of SFAS No. 109 were:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1994         1993
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Allowance for losses............................... $    26,419  $    25,498
  Postretirement and postemployment benefits.........       4,798        4,017
  Unrealized depreciation on securities available for
   sale..............................................      18,343          --
  Tax deferred loss on sale of loans.................       8,552          506
  Other..............................................      18,899       10,717
                                                      -----------  -----------
Total tax deferred assets............................      77,011       40,738
                                                      -----------  -----------
Deferred tax liabilities:
  Tax accounting method changes......................      (8,113)     (10,811)
  Lease financing....................................     (12,270)      (9,833)
  Dividends on FHLB stock............................      (4,681)      (4,574)
  Prepaid pension plan contribution..................      (3,885)      (3,128)
  Other..............................................      (5,626)      (4,326)
                                                      -----------  -----------
Total tax deferred liabilities.......................     (34,575)     (32,672)
                                                      -----------  -----------
Net deferred tax assets.............................. $    42,436  $     8,066
                                                      ===========  ===========

  The deferred tax assets have been determined to be realizable as called for by SFAS No. 109, and, accordingly, a valuation allowance was not required. At December 31, 1994 and 1993, there were no operating losses, income tax credits or alternative minimum tax credit carryforwards.

  Retained earnings at December 31, 1994 included $7,411,000 of tax bad debt reserves accumulated prior to October 1, 1988 which were applicable to SSB for which no provision for income taxes has been made. If, in the future, this portion of retained earnings is used for any purpose other than to absorb tax bad debt losses of SSB, income taxes will be imposed at the then applicable rates. Deferred income taxes have been provided on the tax bad debt reserves of the acquired entities and SSB's tax bad debt reserves accumulated after September 30, 1988.

NOTE M. BENEFIT PLANS

  Southern National has various employee benefit plans and arrangements. Employees of acquired entities participate in existing Southern National plans upon consummation of the acquisition. Credit is given to these employees for the years of service at the acquired institution.

  The combination of actuarial information for the benefit plans of the acquired entities is not meaningful because the benefits offered in those plans and assumptions used in the calculations related to those plans will be superseded by the benefits offered in the Southern National plans and the assumptions used in the Southern National calculations. Accordingly, the 1993 and 1992 actuarial information presented for retirement plans is that of Southern National as originally presented.

 Retirement Plans

  Southern National has a non-contributory defined benefit pension plan ("Basic Plan") covering substantially all employees. The benefits are based on years of service and the employee's compensation during the five consecutive years of employment that will produce the highest average pay. Southern National's contributions to the plan are in amounts between the minimum required for funding standard account purposes and the maximum deductible for Internal Revenue Service purposes. Contributions to the plan of $5,173,000, $3,089,000 and $4,229,000 were made in 1994, 1993 and 1992, respectively.

  Supplemental retirement benefits are provided to certain key officers under Southern National's Supplemental Executive Retirement Plan ("SERP"), effective January 1, 1989. This plan is not qualified under the Internal Revenue Code. Although technically an unfunded plan, insurance policies on the lives of the covered employees are intended to be adequate to fund future benefits.

  Net periodic pension cost, which is included in personnel expense, consisted of the following components in 1994, 1993 and 1992.

                                                          1994    1993*   1992*
                                                         ------- ------- -------
                                                         (DOLLARS IN THOUSANDS)
Defined benefit plans...................................  $2,870  $3,705  $3,499
Employee stock ownership plans (ESOP)...................   4,023   3,010   2,567
Defined contribution plans..............................      77     255     259
                                                         ------- ------- -------
  Total expense related to benefit plans................  $6,970  $6,970  $6,325
                                                         ======= ======= =======

* Amounts restated for acquisitions accounted for as poolings of interests.

                                             BASIC PLAN                SERP
                                       -------------------------  --------------
                                        1994     1993     1992    1994 1993 1992
                                       -------  -------  -------  ---- ---- ----
                                               (DOLLARS IN THOUSANDS)
Service cost.......................... $ 3,872  $ 2,708  $ 2,183  $248 $275 $112
Interest cost.........................   4,539    3,577    3,173   178  129   64
Actual return on assets...............    (968)  (3,512)  (2,634)  --   --   --
Net amortization and deferral.........  (4,573)    (525)    (895)   78   62   27
Early retirement......................     --       --       557   --   --   --
                                       -------  -------  -------  ---- ---- ----
  Net periodic pension cost........... $ 2,870  $ 2,248  $ 2,384  $504 $466 $203
                                       =======  =======  =======  ==== ==== ====

                                           BASIC PLAN             SERP
                                        ------------------  ------------------
                                          1994      1993     1994      1993
                                        --------  --------  -------  ---------
                                              (DOLLARS IN THOUSANDS)
Actuarial present value of benefit ob-
 ligations:
  Accumulated benefit obligation, in-
   cluding vested benefits of $48,599
   in 1994 and $37,119 in 1993......... $(49,599) $(37,838) $   --   $     --
                                        ========  ========  =======  =========
  Projected benefit obligation at De-
   cember 31........................... $(57,916) $(49,472) $(2,721)   $(2,009)
Plan assets at fair value, primarily
 obligations of the U.S. Treasury and
 Federal agencies and corporations..... $ 59,186  $ 50,438      --         --
                                        ========  ========  =======  =========
Plan assets in excess of (less than)
 projected benefit obligation..         $  1,270  $    966  $(2,721) $. (2,009)
Unrecognized transition amount.........     (666)     (154)     245        271
Unrecognized prior service cost........   (1,637)    1,217      --         --
Unrecognized net loss..................   10,096     2,866      933        691
                                        ========  ========  =======  =========
Prepaid (accrued) pension cost......... $  9,063  $  4,895  $(1,543)   $(1,047)
                                        ========  ========  =======  =========

  The rate of increase in future compensation used in determining the actuarial present value of the projected benefit obligation was 4.75% for 1994 and 6.0% for 1993 and 1992. The weighted average assumed discount rate was 7.75% for 1994 and 8.0% for 1993 and 1992. The weighted average expected long-term rate of return on assets used was 9.0% for 1994, 1993 and 1992.

 Postretirement Benefits

  Effective December 31, 1992, Southern National adopted a revised retiree medical program ("Plan") in preparation for the implementation of SFAS No. 106, "Accounting for Postretirement Benefits Other Than

Pensions." The Plan covers employees retiring after January 1, 1993 who are eligible for participation in the Basic Plan and have at least ten years of service. The Plan requires retiree contributions, with a subsidy by Southern National based upon years of service of the employee at the time of retirement. The subsidy is adjusted each year for movement of the Consumer Price Index. There is no employer subsidy for dependent benefits. Employees who retired prior to January 1, 1993 are grandfathered and may choose from three comprehensive medical options with varying deductibles.

  Southern National adopted SFAS No. 106 as of January 1, 1993. As a result of adopting SFAS No. 106, Southern National recognized a cumulative charge for this change in accounting principle of $5,566,000 (net of $2,897,000 of deferred income tax benefits), or $.15 per fully diluted share. The charge is included under the caption "Cumulative effect of changes in accounting principles, net of income taxes" in the "Consolidated Statements of Operations." The effect of this change, net of income taxes and excluding the cumulative charge, for the year ended December 31, 1993 was to decrease net income by $628,000 or approximately $.01 per fully diluted share.

  The accumulated postretirement benefit retirement obligation was $11,727,000 and $7,469,000 at December 31, 1994 and 1993, respectively.

  Net postretirement health care cost includes the following components:

                                                             1994        1993
                                                         ------------ -----------
                                                         (DOLLARS IN THOUSANDS)
Service cost--benefits attributed to service during the
 period................................................. $        501       $300
Interest cost on accumulated postretirement benefit ob-
 ligation...............................................          731        539
                                                         ------------ ----------
  Net periodic postretirement benefit costs.............       $1,232       $839
                                                         ============ ==========

  For measurement purposes, a 10.0% annual rate of increase in the per capita cost of health care claims was assumed for 1994; the rate was assumed to decline by 1.0% each year until reaching 5.0% in 1999 and remain constant thereafter. Medical costs were assumed to increase from 14.0% of the gross domestic product in 1992 to 17.0% in 1999 and remain constant thereafter. A 1.0% increase in the assumed long-term health care trend rate would increase the net periodic benefit cost by 1.0% and the expected postretirement benefit obligation by 1.1%. Other actuarial assumptions were a 7.75% discount rate and a 4.0% assumed annual increase in all other items. Although technically an unfunded plan, corporate-owned life insurance policies are intended to partially fund future benefits.

 Employee Stock Ownership Plan

  Southern National's Employee Stock Ownership Plan allows all employees to acquire common stock in SNC by contributing up to 15% of their salaries to the plan. Southern National matches 100% of each employee's contributions, up to a maximum of 6% of the employee's salary.

 Settlement Agreements

  In connection with the merger of Southern National and BB&T, two executive officers of Southern National have agreed to retire during 1995. The merged company has entered into settlement agreements with both executive officers to settle existing employment contracts. One of the settlement agreements provides for annual payments of $1,655,000 less the company-provided portion of certain benefits payable under existing benefit plans. The payments will continue for the life of the officer and his current wife but in no event for a period of less than fifteen years. The executive officer has agreed not to compete in a defined geographic area for fifteen years and to serve as a consultant to the merged company for five years. The settlement agreement with the other executive officer provides for annual payments of $312,000 for ten years or until death.

  The present value of future payments to be made pursuant to these agreements was recorded in 1995.

 Other

  There are various other employment contracts, deferred compensation arrangements and covenants not to compete with selected members of management and certain retirees.

NOTE N. COMMITMENTS AND CONTINGENCIES

 Financial Instruments

  Southern National is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and financial guarantees, interest rate caps and floors written, interest rate swaps and forward and futures contracts.

  Southern National's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. Southern National uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                                                             CONTRACT OR
                                                         NOTIONAL AMOUNT AT
                                                            DECEMBER 31,
                                                       ------------------------
                                                           1994        1993
                                                       ------------ -----------
                                                       (DOLLARS IN THOUSANDS)
Financial instruments whose contract amounts
 represents credit risk:
  Commitments to extend, originate or purchase credit.   $1,278,533   $874,064
  Standby letters of credit and financial guarantees
   written............................................       36,457    167,933
Financial instruments whose notional or contract
 amounts exceed the amount of credit risk:
  Commitments to sell mortgage loans and mortgage-
   backed securities..................................       11,392    367,381

  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Southern National evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by Southern National upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

  Standby letters of credit and financial guarantees written are conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Southern National holds first deeds of trust, certificates of deposit and/or marketable securities as collateral supporting those commitments for which collateral is deemed necessary. The extent of collateral held for those commitments at December 31, 1994 was approximately $11.6 million.

  Forward commitments to sell mortgage loans and mortgage-backed securities are contracts for delayed delivery of securities in which Southern National agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities' values and interest rates.

 Litigation

  In June 1991, the trustee in bankruptcy for Kenyon Home Furnishings, Ltd. ("Kenyon") filed an adversary proceeding against SNBNC in the United States Bankruptcy Court for the Middle District of North Carolina. The trustee alleges that American Bank and Trust Company ("American"), which was acquired by SNBNC in October 1989, aided and abetted Kenyon's officers in defrauding Kenyon's creditors and others. The trustee seeks to recover more than $40 million in damages. The trustee also filed separate proceedings against a number of other persons, corporations and financial institutions seeking identical damages. In these actions, the trustee is seeking to recover attorney's fees and treble damages. The claim addresses events and circumstances occurring on or before October 31, 1989, the date SNBNC acquired American. The trustee and SNBNC have agreed to settle the adversary proceeding. The settlement is subject to court approval which is anticipated in the next ninety days. During 1994, management accrued reserves which are sufficient to cover the liability represented by the settlement. Based on information presently available to Southern National, management believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or consolidated results of operations of Southern National.

  In July 1993, the trustee in bankruptcy for Florida Hotel Properties Limited Partnership ("Florida") filed an adversary proceeding against SNBNC in the United States Bankruptcy Court for the Western District of North Carolina. In August 1993, the trustee for Southeast Hotel Properties Limited Partnership Claims Liquidating Trust ("Southeast") filed an action against SNBNC in the United States District Court for the Western District of North Carolina. In both cases, the trustee alleges that SNBNC aided and abetted Florida's and Southeast's officers in defrauding Florida and Southeast through SNBNC's handling of deposit accounts from which Florida and Southeast allegedly made fraudulent transfers to third parties by check and/or wire transfer. The cases have been consolidated for trial as the allegations refer to related entities. The amounts allegedly misappropriated are approximately $14,000,000 in the Florida action and approximately $7,500,000 in the Southeast action. The trustee is seeking to recover from Southern National the value of the funds misappropriated, less a credit for other recoveries by the trustee from Florida and Southeast officers and other third parties. The value of this credit is approximately $7,000,000 at present. The trustee and SNBNC have agreed to settle both cases. The settlement is subject to court approval which is anticipated in the next ninety days. Based on information presently available to Southern National concerning coverage of these cases by its insurance carriers, management believes that the ultimate outcome of this matter will not have a material impact on the consolidated financial condition or consolidated results of operations of Southern National.

  SNBSC, as successor in interest by merger to The First, is a defendant in a lawsuit filed in 1991 in the Court of Common Pleas, Thirteenth Judicial Circuit, State of South Carolina against The First. On May 21, 1993, a jury awarded the plaintiffs a $4.1 million judgment against The First consisting of $500,000 in actual damages and $3.6 million in punitive damages for allegedly acting as a control person and aiding and abetting a state securities law violation. The plaintiffs, limited partners in a failed venture to construct and operate a residential health care facility for senior citizens, alleged that The First, as an escrow agent and lender for the project, knew, or should have known, that its loan commitment was insufficient and that The First was therefore responsible for the losses suffered by the limited partners resulting from the actions of the general partners. Prior to this case going to jury, The First made a motion for directed verdict which was not granted. Rule 50(b) of the South Carolina Rules of Civil Procedure states that when a motion for directed verdict is not granted, the Court is deemed to have submitted the action to the jury subject to a later determination of the legal question raised in the motion. After the jury verdict, The First renewed that motion in the form of a motion for judgment not withstanding the verdict, as well as an alternative motion for a new trial. This motion and the plaintiff's petition for legal fees, costs and interest were argued before Circuit Judge on June 22, 1993. The First's motion was granted as to plaintiff's "control person" theory of liability, but denied as to plaintiff's aiding and abetting violations of securities laws theory of liability. The request for a new trial was also denied. As a result, the judgment remains in effect but has been appealed. It is the opinion of Southern National's legal counsel that it is not probable that a loss in the amount of the present jury verdict will be incurred by SNBSC. Furthermore, if a loss ultimately is incurred following appeals, it is not probable that the loss would exceed $750,000. Therefore, it is management's opinion, based upon counsel's analysis of the outcome of the suit, that any future liability arising from this suit will not have a material adverse effect on the consolidated financial condition or consolidated results of operations of Southern National.

  The nature of the business of Southern National's banking subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of Southern National are involved in various other claims and lawsuits, all of which are considered incidental to the conduct of its business.

NOTE O. REGULATORY REQUIREMENTS AND OTHER RESTRICTIONS

  Southern National, the Banks and SSB are required by the Board of Governors of the Federal Reserve System ("Board"), the Office of the Comptroller of the Currency ("OCC") and the North Carolina Savings Institution Division to maintain certain capital-to-assets ratios. At December 31, 1994, these ratios were above the minimums prescribed for bank holding companies, national banks and state savings banks.

  The Banks and SSB are required by the Board to maintain reserve balances based on certain percentages of deposit types. At December 31, 1994, these reserves amounted to $133 million and were satisfied by vault cash and noninterest-bearing deposits with the Federal Reserve Bank.

  Under the regulations of the OCC, at December 31, 1994, SNBNC and SNBSC could have paid additional dividends to Southern National of $52.6 million and $42.4 million, respectively, without obtaining prior approval of the OCC. SSB, in accordance with Title IV of North Carolina general statutes, Chapter 16A.0105, can make capital distributions, including cash dividends, to Southern National with prior approval of the Administrator, in an amount less than the greater of one-half of net income for the most recent fiscal year or the average of net income for the most recent three years.

  The terms of the capital note agreement (Note I) provide for various restrictions on Southern National, including restrictions on the payment of dividends and incurrence of additional debt. Under these covenants, as of December 31, 1994, approximately $260.5 million was available for payment of cash dividends by Southern National out of its retained eanings.

  The following table provides an analysis of loans made to directors, executive officers and their interests, which in the aggregate exceeded $60,000 at any time during 1994. All amounts shown represent loans made by Southern National's subsidiary banks in the ordinary course of business at the Banks' normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons:

                                                                     (DOLLARS
                                                                   IN THOUSANDS)
                                                                   -------------
Balance, December 31, 1993........................................    $35,714
Additions.........................................................     87,012
Repayments........................................................     78,800
                                                                      -------
BALANCE, DECEMBER 31, 1994........................................    $43,926
                                                                      =======

NOTE P. PARENT COMPANY FINANCIAL STATEMENTS

                            STATEMENTS OF CONDITION

                           DECEMBER 31, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                              1994      1993
                                                            --------  --------
ASSETS
  Cash..................................................... $  1,319  $  1,699
  Securities...............................................   78,010   108,041
  Receivables from subsidiaries............................   51,561     8,232
  Investment in bank subsidiaries, at equity...............  600,280   411,537
  Investment in other subsidiaries, at equity..............    4,373    65,906
  Premises.................................................    6,158     6,330
  Other assets.............................................    1,321     1,849
                                                            --------  --------
    Total assets........................................... $743,022  $603,594
                                                            ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Short-term borrowings.................................... $101,602  $ 25,540
  Accounts payable and accrued liabilities.................      493     1,274
  Capital notes and mortgages..............................    8,583    11,916
                                                            --------  --------
    Total liabilities......................................  110,678    38,730
                                                            --------  --------
  Shareholders' equity:
    Preferred stock........................................    3,850     3,850
    Common stock...........................................  220,794   214,806
    Paid-in capital........................................  164,934   151,186
    Retained earnings......................................  245,794   199,383
    Unearned compensation..................................   (2,650)   (4,361)
    Net unrealized depreciation on securities available for
     sale..................................................     (378)      --
                                                            --------  --------
      Total shareholders' equity...........................  632,344   564,864
                                                            --------  --------
      Total liabilities and shareholders' equity........... $743,022  $603,594
                                                            ========  ========

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                       1994     1993     1992
                                                     -------- --------  -------
INCOME
  Dividend income from bank subsidiaries............ $ 53,365 $ 66,449  $17,849
  Interest income from subsidiaries.................    3,775      619    4,612
  Interest on securities............................    1,560    2,295    1,123
  Rental income.....................................    1,292    1,292    1,292
  Other income......................................      810      897      102
                                                     -------- --------  -------
    Total income....................................   60,802   71,552   24,978
                                                     -------- --------  -------
EXPENSES
  Interest expense..................................    4,987    1,636    1,512
  Occupancy expense.................................      172      450      182
  Other expenses....................................      314    2,631    2,228
                                                     -------- --------  -------
    Total expenses..................................    5,473    4,717    3,922
                                                     -------- --------  -------
  Income before income tax provision and equity in
   undistributed earnings of subsidiaries...........   55,329   66,835   21,056
  Income tax provision..............................      716      365      958
                                                     -------- --------  -------
  Income before equity in undistributed earnings of
   subsidiaries.....................................   54,613   66,470   20,098
  Equity in undistributed earnings (losses) of
   subsidiaries.....................................   55,031  (85,494)  39,065
                                                     -------- --------  -------
NET INCOME (LOSS)................................... $109,644 $(19,024) $59,163
                                                     ======== ========  =======

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                    1994      1993      1992
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................... $109,644  $(19,024) $ 59,163
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Equity in undistributed losses (earnings) of
   subsidiaries..................................  (55,031)   85,494   (39,065)
  Depreciation of premises.......................      172     1,041       361
  Discount accretion and premium amortization on
   securities....................................       83       126       --
  Amortization of unearned compensation..........    1,711       730       --
  Securities gains, net..........................      (78)      --        --
  Reconciliation of fiscal year of merged
   companies to calendar year....................      --        (51)    2,257
  (Increase) decrease in receivables from
   subsidiaries..................................  (43,329)   (7,384)    2,225
  Decrease (increase) in other assets............    2,943    (2,117)     (160)
  Decrease in accounts payable and accrued
   liabilities...................................     (781)     (557)     (203)
                                                  --------  --------  --------
    Net cash provided by operating activities....   15,334    58,258    24,578
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash acquired in merger accounted for as
  purchase.......................................      --        --        311
 Proceeds from sales of securities...............   10,063       --        --
 Proceeds from maturities of securities..........   65,002     5,000    35,000
 Purchases of securities.........................  (63,177)  (65,154)  (77,739)
 Investment in subsidiaries......................  (67,492)     (116)  (32,500)
                                                  --------  --------  --------
    Net cash used in investing activities........  (55,604)  (60,270)  (74,928)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of long-term debt.....................   (3,333)   (3,334)   (2,333)
 Proceeds from common stock issued...............    2,672     3,163     1,211
 Common stock acquired and retired...............      --         (5)   (1,845)
 Net proceeds from sale of preferred stock.......      --        --     74,142
 Net increase in short-term borrowings...........   76,062    25,540       --
 Cash dividends paid on common and preferred
  stock..........................................  (35,511)  (24,654)  (18,481)
                                                  --------  --------  --------
    Net cash provided by financing activities....   39,890       710    52,694
                                                  --------  --------  --------
Net (Decrease) Increase in Cash..................     (380)   (1,302)    2,344
Cash at Beginning of Year........................    1,699     3,001       657
                                                  --------  --------  --------
Cash at End of Year.............................. $  1,319  $  1,699  $  3,001
                                                  ========  ========  ========

  During the years ended December 31, 1994, 1993 and 1992, Parent Company paid $1.0 million, $1.3 million and $1.5 million, respectively, for interest on long-term debt.

NOTE Q. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires Southern National to disclose the estimated fair value of its on- and off-balance sheet financial instruments. A financial instrument is defined by SFAS No. 107 as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver to or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms.

  Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. SFAS No. 107 specifies that fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. Because no readily available market exists for a significant portion of Southern National's financial instruments, fair value estimates for these instruments are based on judgments regarding current economic conditions, currency and interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates cannot always be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect the estimates.

  The following methods and assumptions were used by Southern National in estimating the fair value of its financial instruments at December 31, 1994 and 1993.

  Cash and cash equivalents: For these short-term instruments, the carrying amounts are a reasonable estimate of fair values.

  Securities: Fair values for securities are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.

  Loans receivable: The fair values for certain mortgage loans and credit card loans are based on quoted prices of similar loans, adjusted for differences in loan characteristics. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and credit quality. The carrying amounts of accrued interest approximate fair values.

  Deposit liabilities: The fair values for demand deposits, interest-checking accounts, savings accounts and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies current interest rates to aggregate expected maturities.

  Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, master notes and other short-term borrowings approximate their fair values.

  Long-term debt: The fair values of long-term debt are estimated based on quoted market prices for similar instruments or by using discounted cash flow analyses, based on Southern National's current incremental borrowing rates for similar types of instruments.

  Interest rate swap agreements: The fair values of interest rate swaps (used for hedging purposes) are the estimated amounts that the Corporation would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

  Commitments to extend credit, standby letters of credit and financial guarantees written: The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair values also consider the difference between current levels of interest rates and the committed rates. The fair values of guarantees and letters of credit are estimated based on fees currently charged for similar agreements.

  Other off-balance sheet instruments: The fair values for off-balance sheet instruments (futures, forwards, options, and commitments to sell or purchase financial instruments) are estimated based on quoted prices, if available. For instruments for which there are no quoted prices, fair values are estimated using current settlement values or pricing models.

  The estimated fair values of Southern National's financial instruments are as follows:

                                        1994                    1993
                                ----------------------  ----------------------
                                 CARRYING      FAIR      CARRYING      FAIR
                                  AMOUNT      VALUE       AMOUNT      VALUE
                                ----------  ----------  ----------  ----------
FINANCIAL ASSETS:
  Cash and cash equivalents.... $  274,636  $  274,636  $  362,301  $  362,301
  Securities available for
   sale........................    992,016     992,016   1,194,230   1,210,995
  Securities held to maturity..  1,774,202   1,700,074   1,356,102   1,381,371
  Loans and leases
    Loans......................  5,198,788   5,129,497   4,962,376   4,958,948
    Leases(1)..................    257,554         N/A     192,442         N/A
    Allowance for losses.......    (70,573)        N/A     (69,503)        N/A
                                ----------              ----------
      Net loans and leases.....  5,385,769               5,085,315
                                ==========              ==========
FINANCIAL LIABILITIES:
  Deposits..................... $6,165,080  $6,167,262  $6,394,871  $6,423,807
  Short-term borrowings........  1,654,465   1,654,465     756,343     756,343
  Long-term debt...............    193,137     186,920     475,104     486,415
  Capitalized leases(1)........      4,393         N/A       4,573         N/A

-------------------------------------------------------------------------------

                                NOTIONAL/               NOTIONAL/
                                 CONTRACT      FAIR      CONTRACT      FAIR
                                  AMOUNT      VALUE       AMOUNT      VALUE
                                ----------  ----------  ----------  ----------
UNRECOGNIZED FINANCIAL INSTRU-
 MENTS:
  Interest rate swaps:
    In a net receivable posi-
     tion...................... $  550,000  $  (22,470) $   50,000  $       19
    In a net payable position..     61,325       3,312     163,094      (1,029)
  Interest rate caps and
   floors......................        --          --      400,000          90
  Commitments to extend, origi-
   nate or purchase credit.....  1,278,533     (12,993)    874,064      (2,051)
  Standby letters of credit and
   financial guarantees writ-
   ten.........................     36,457        (238)    167,933        (655)
  Commitments to sell loans and
   securities..................     11,392          29     367,381        (287)

--------
(1) SFAS No. 107 does not require disclosures about fair value for lease contracts as defined in SFAS No. 113, "Accounting for Leases."

N/A Not applicable

NOTE R. DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

  Interest rate volatility often increases to the point that balance sheet repositioning through the use of account repricing and other on-balance sheet strategies cannot occur rapidly enough to avoid adverse net income effects. At those times, off-balance sheet or synthetic hedges are utilized. During 1994, management used interest rate swaps, caps and floors to supplement balance sheet repositioning. Such actions were designed to lower the interest sensitivity of the Corporation toward a neutral position.

  Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to transform the repricing characteristics of an asset or liability from a fixed to a floating rate, a floating rate to a fixed rate, or one floating rate to another floating rate. The underlying principal positions are not affected. Swap terms generally range from one year to ten years depending on the need. At December 31, 1994, interest rate swaps with a total notional value of $611 million, with terms ranging up to seven years, were outstanding.

  The following tables set forth certain information concerning Southern National's interest rate swaps at December 31, 1994:

                              INTEREST RATE SWAPS

                               DECEMBER 31, 1994
                             (DOLLARS IN THOUSANDS)

                                    NOTIONAL   RECEIVE                 FAIR
               TYPE                  AMOUNT      RATE     PAY RATE     VALUE
               ----                ----------- --------  ----------  ---------
Receive fixed swaps...............  $ 550,000      5.98%      5.95%  $ (22,470)
Pay fixed swaps...................     61,325      5.44       5.18       3,312
                                    ---------  --------  ---------   ---------
Total.............................  $ 611,325      5.92%      5.87%  $ (19,158)
                                    =========  ========  =========   =========
                                                 PAY
                                     RECEIVE    FIXED      BASIS
      YEAR-TO-DATE ACTIVITY        FIXED SWAPS  SWAPS    PROTECTION    TOTAL
      ---------------------        ----------- --------  ----------  ---------
Balance, December 31, 1993........  $ 150,000  $ 63,094  $ 400,000   $ 613,094
Additions.........................    550,000     9,000        --      559,000
Maturities/amortizations..........    (50,000)  (10,769)  (100,000)   (160,769)
Terminations......................   (100,000)      --    (300,000)   (400,000)
                                    ---------  --------  ---------   ---------
Balance, December 31, 1994........  $ 550,000  $ 61,325  $     --    $ 611,325
                                    =========  ========  =========   =========
                                                ONE TO
                                   ONE YEAR OR   FIVE    FIVE TO 10
        MATURITY SCHEDULE             LESS      YEARS      YEARS       TOTAL
        -----------------          ----------- --------  ----------  ---------
Receive fixed swaps...............  $     --   $550,000  $     --    $ 550,000
Pay fixed swaps...................      2,263    36,772     22,290      61,325
                                    ---------  --------  ---------   ---------
Total.............................  $   2,263  $586,772  $  22,290   $ 611,325
                                    =========  ========  =========   =========

  As of December 31, 1994, unamortized deferred premiums from new swap transactions and deferred realized losses from terminated swap transactions were $1.6 million and $122,000, respectively. The unamortized deferred premiums will be recognized over the next three years and the realized deferred losses will be recognized in the next year. For the year ended December 31, 1994, the combination of active and terminated transactions resulted in income of $866,000.

  In addition to interest rate swaps, Southern National utilizes written covered over-the-counter call options on specific securities in the available for sale portfolio in order to enhance returns. During 1994, options were written on securities totaling $531 million, and premiums included in other income totaled $1.6 million. There were no unexercised options outstanding at December 31, 1994.

  Southern National also utilizes purchased over-the-counter put options in its mortgage banking activities to hedge the mortgage pipeline. During 1994, options on $6.0 million of securities were purchased and $3.0 million remained outstanding at December 31, 1994.

  The $611 million of interest rate swaps outstanding at December 31, 1994 include $550 million of indexed amortizing swaps which are used to hedge variable-rate commercial loans and $61 million swaps which are used to hedge fixed-rate commercial loans and leases.

  Although off-balance sheet derivative financial instruments do not expose Southern National to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized based on the quality of the counterparties and the consistent monitoring of these agreements. The counterparties to these transactions were large commercial banks and investment banks, all of which were approved by the Asset and Liability committee ("ALCO"). Annually, the counterparties are reviewed for creditworthiness by Southern National's credit policy group. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities.

  Other risks associated with interest-sensitive derivatives include the impact on fixed positions during periods of changing interest rates. Indexed amortizing swaps' notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by Southern National.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED, IN THE CITY OF WINSTON-SALEM, STATE OF NORTH CAROLINA, ON MARCH 30, 1995.

                                          Southern National Corporation
                                                    (Registrant)


                                          By:     /s/ John A. Allison IV
                                              ---------------------------------
                                                      JOHN A. ALLISON,
                                                CHAIRMAN OF THE BOARD AND
                                                 CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 30, 1995.


                                                  /s/ John A. Allison IV
                                          -------------------------------------
                                                      JOHN A. ALLISON,
                                                CHAIRMAN OF THE BOARD AND
                                                 CHIEF EXECUTIVE OFFICER

                                                     /s/ Scott E. Reed
                                          -------------------------------------
                                                         SCOTT E. REED,
                                                  EXECUTIVE VICE PRESIDENT AND
                                                     CHIEF FINANCIAL OFFICER

                                                   /s/ Sherry A. Kellett
                                          -------------------------------------
                                                       SHERRY A. KELLETT,
                                                 EXECUTIVE VICE PRESIDENT AND
                                                          CONTROLLER

  A Majority of the Directors of the Registrant are included.


                                                   /s/ Paul B. Barringer
                                          -------------------------------------
                                                       PAUL B. BARRINGER
                                                           DIRECTOR

                                                /s/ W. R. Cuthbertson, Jr.
                                          -------------------------------------
                                                    W. R. CUTHBERTSON, JR.
                                                          DIRECTOR

                                                    /s/ Ronald E. Deal
                                          -------------------------------------
                                                        RONALD E. DEAL
                                                           DIRECTOR

                                                   /s/ A. J. Dooley, Sr.
                                          -------------------------------------
                                                       A. J. DOOLEY, SR.
                                                           DIRECTOR

                                                  /s/ Joe L. Dudley, Sr.
                                          -------------------------------------
                                                      JOE L. DUDLEY, SR.
                                                          DIRECTOR

                                                     /s/ Tom D. Efird
                                          -------------------------------------
                                                         TOM D. EFIRD
                                                           DIRECTOR

                                                 /s/ O. William Fenn, Jr.
                                          -------------------------------------
                                                     O. WILLIAM FENN, JR.
                                                           DIRECTOR

                                                   /s/ Ernest F. Hardee
                                          -------------------------------------
                                                       ERNEST F. HARDEE
                                                           DIRECTOR

                                                 /s/ Richard Janeway, M.D.
                                          -------------------------------------
                                                     RICHARD JANEWAY, M.D.
                                                            DIRECTOR

                                                /s/ J. Ernest Lathem, M.D.
                                          -------------------------------------
                                                    J. ERNEST LATHEM, M.D.
                                                           DIRECTOR

                                                  /s/ Albert O. McCauley
                                          -------------------------------------
                                                      ALBERT O. MCCAULEY
                                                           DIRECTOR

                                                  /s/ Dickson McLean, Jr.
                                          -------------------------------------
                                                      DICKSON MCLEAN, JR.
                                                           DIRECTOR

                                                  /s/ Charles E. Nichols
                                          -------------------------------------
                                                      CHARLES E. NICHOLS
                                                           DIRECTOR

                                                   /s/ L. Glenn Orr, Jr.
                                          -------------------------------------
                                                       L. GLENN ORR, JR.
                                                           DIRECTOR

                                                  /s/ A. Winniett Peters
                                          _____________________________________
                                                A. WINNIETT PETERS
                                                      DIRECTOR

                                                /s/ Richard L. Player, Jr.
                                          _____________________________________
                                              RICHARD L. PLAYER, JR.
                                                      DIRECTOR

                                                    /s/ Nido R. Qubein
                                          _____________________________________
                                                  NIDO R. QUBEIN
                                                     DIRECTOR

                                                 /s/ A. Tab Williams, Jr.
                                          _____________________________________
                                               A. TAB WILLIAMS, JR.
                                                      DIRECTOR

                                                   /s/ Paul S. Goldsmith
                                          _____________________________________
                                                 PAUL S. GOLDSMITH
                                                      DIRECTOR

                                          _____________________________________
                                                 JAMES H. MAYNARD
                                                     DIRECTOR

                                          _____________________________________
                                              JOSEPH A. MCALEER, JR.
                                                     DIRECTOR

                                          _____________________________________
                                             C. EDWARD PLEASANTS, JR.
                                                      DIRECTOR

                                          _____________________________________
                                               LLOYD VINCENT HACKLEY
                                                      DIRECTOR

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                      DESCRIPTION                              LOCATION
 -------                    -----------                              --------
   2(a)  Agreement and Plan of Reorganization dated as of  Incorporated herein
          July 29, 1994 and amended and restated as of      by reference to Registration
          October 22, 1994 between Southern National and    No. 33-57861.
          BB&T.
   2(b)  Plan of Merger as of July 29, 1994 as amended     Incorporated herein by
          and restated on October 22, 1994 between          reference to Registration
          Southern National and BB&T.                       No. 33-57861.
   3(a)  Articles of Incorporation of Southern National    Incorporated herein by
          Corporation, as amended.                          reference to Registration
                                                            No. 33-29586.
   3(c)  Bylaws of Southern National Corporation, as       Incorporated herein by
          amended.                                          reference to Registration
                                                            No. 33-29586.
   4(a)  Form of Articles of Amendment to Articles of      Incorporated herein by
          Incorporation of Southern National Corporation    reference to Registration
          relating to Cumulative Convertible Preferred      No. 33-44557.
          Stock, Series A.
   4(b)  Agreement to furnish copies of documents          Filed with December 31,
          defining the rights of the holders of the         1993 Form 10-K Exhibits.
          Capital Notes of Southern National Corporation.
  10(c)* Employment Contract dated July 16, 1981, by and   Incorporated herein by
          between Southern National Bank of North           reference to Registration
          Carolina, Southern National Corporation and L.    No. 33-29586.
          Glenn Orr, Jr.
  10(j)* Employment Contract dated July 17, 1986, by and   Incorporated herein by
          between Southern National Corporation, Southern   reference to Registration
          National Bank of North Carolina and Gary E.       No. 33-8137.
          Carlton.
  10(k)* Amendment to Employment Contract dated June 15,   Incorporated herein by
          1987, by and between Southern National            reference to Registration
          Corporation, Southern National Bank of North      No. 33-29586.
          Carolina and Gary E. Carlton.
  10(l)* Employee Stock Ownership Plan, as amended, of     Incorporated herein by
          Southern National Corporation.                    reference to Southern
                                                            National Corporation's
                                                            Annual Report on Form 10-K
                                                            for the year ended December
                                                            31, 1988.
  10(n)* Amendment to Employment Contract dated June 15,   Incorporated herein by
          1989, by and between Southern National            reference to Registration
          Corporation, Southern National Bank of North      No. 33-29586.
          Carolina and L. Glenn Orr, Jr.
  10(r)* Death Benefit Only Plan, Dated April 23, 1990,    Incorporated herein by
          by and between Southern National Bank of North    reference to Registration
          Carolina and L. Glenn Orr, Jr.                    No. 33-33984.


 10(s)* Non-Employee Directors' Stock Option Plan of     Incorporated herein by
         Southern National Corporation.                   reference to Southern
                                                          National Corporation's
                                                          definitive Proxy
                                                          Statement for the 1992
                                                          Annual Meeting of
                                                          Shareholders, dated
                                                          March 25, 1992.
 10(t)* Southern National Corporation Omnius Stock       Incorporated herein by
         Incentive Plan                                   reference to
                                                          Registration No. 33-
                                                          57865.
 10(u)* Settlement Agreement, Waiver, and General        Incorporated herein by
         Release dated September 19, 1994, by and         reference to
         between Southern National Corporation, Southern  Registration No. 33-
         National Bank of North Carolina and Gary E.      56437.
         Carlton.
 10(v)* Settlement and Non-compete Agreement, dated      Incorporated herein by
         February 28, 1995, by and between Southern       reference to
         National Corporation and L. Glenn Orr, Jr.       Registration No. 33-
                                                          56437.
 11     Statement re computation of earnings per share.  Filed herewith.
 21     Subsidiaries of the Registrant.                  Filed herewith.
 22(a)  Published report regarding matters submitted to  Incorporated herein by
         vote of security holders.                        reference to
                                                          Registration No. 33-
                                                          57861.
 23(a)  Report of Independent Public Accountants         Filed herewith.
 23(b)  Consent of Independent Public Accountants.       Filed herewith.
 22(b)  Proxy Statement of the 1995 Annual Meeting of    Future filing
         Shareholders, dated May 23, 1995.                incorporated by
                                                          reference pursuant to
                                                          the General
                                                          Instructions to Form
                                                          10-K Section 33,251
                                                          G(3).
 27     Financial Data Schedule.                         Filed as an exhibit to
                                                          the electronically-
                                                          filed document as
                                                          required.

--------
* Management compensary plan or arrangement.