Form 10-Q
period 1995-03-31
SOUTHERN NATIONAL CORP /NC/
filed 1995-05-15
CIK 92230

________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                   FORM 10-Q

                                    _______

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                MARCH 31, 1995

                        Commission file number: 1-10853

                         SOUTHERN NATIONAL CORPORATION
                   (EXACT NAME AS SPECIFIED IN ITS CHARTER)

          NORTH CAROLINA                                  56-0939887
     (STATE OF INCORPORATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)

            200 WEST SECOND STREET
        WINSTON-SALEM, NORTH CAROLINA                           27101
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


                                (910)773-7500
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                 _____________

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

    At April 28, 1995, 102,271,260 share of the registrant's common stock,
                        $5 par value were outstanding.

                                  __________

  This Form 10-Q has  26 pages. The Exhibit Index is included on Page 23 .
                     ----                                             --

================================================================================

                         SOUTHERN NATIONAL CORPORATION
                                   FORM 10-Q
                                MARCH 31, 1995


                                     INDEX

                                                                        PAGE NO.
- --------------------------------------------------------------------------------

Part I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

               Consolidated Financial Statements                          3

               Notes to Consolidated Financial Statements                 7

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               Analysis of Financial Condition                            11

               Asset/Liability Management                                 13

               Capital Adequacy and Resources                             17

               Analysis of Results of Operations                          17


Part II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                           23

     Item 5.  Other Events - Acquisitions                                 23

     Item 6.  Exhibits and Reports on Form 8-K                            23


SIGNATURES                                                                24

EXHIBIT 11    Computation of Earnings Per Share.

EXHIBIT 27 Financial Data Schedule - Included with electronically-filed document only.

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         March 31,          December 31,
                                                                                           1995                1994
                                                                                       --------------      ---------------
ASSETS
  Cash and due from depository institutions                                           $     669,478       $     637,794
  Interest-bearing bank balances                                                              3,877              20,962
  Federal funds sold and securities purchased under
       resale agreements or similar arrangements                                             25,850              13,021
  Securities available for sale                                                           3,390,266           3,459,698
  Securities held to maturity (market value: $1,804,913 in 1995
       and $1,889,911 in 1994)                                                            1,838,277           1,965,419
  Loans and leases                                                                       13,370,959          13,108,102
       Allowance for losses                                                                (174,189)           (171,734)
                                                                                       --------------      ---------------
         Net loans and leases                                                            13,196,770          12,936,368
                                                                                       --------------      ---------------
  Premises and equipment, net                                                               324,224             333,069
  Other assets                                                                              443,595             488,732
                                                                                       --------------      ---------------
       Total assets                                                                   $  19,892,337       $  19,855,063
                                                                                       ==============      ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing deposits                                                        $   1,775,492       $   1,843,019
  Interest-bearing deposits                                                              12,744,120          12,471,135
                                                                                       --------------      ---------------
       Total deposits                                                                    14,519,612          14,314,154

  Short-term borrowings                                                                   2,690,365           2,902,528
  Accounts payable and other liabilities                                                    285,805             231,149
  Long-term debt                                                                            902,047             910,755
                                                                                       --------------      ---------------
       Total liabilities                                                                 18,397,829          18,358,586
                                                                                       --------------      ---------------
Shareholders' equity:

  Preferred stock, $5 par, 5,000,000 shares authorized, 770,000 issued and
       outstanding in 1995 and 1994                                                           3,850               3,850
  Common stock, $5 par, 300,000,000 shares authorized, 102,182,679
       issued and outstanding in 1995 and 102,215,032 in 1994                               510,914             511,075
  Paid-in capital                                                                           281,895             285,599
  Retained earnings                                                                         731,828             775,979
  Unearned compensation                                                                      (7,023)             (7,442)
  Net unrealized depreciation on securities available for sale                              (26,956)            (72,584)
                                                                                       --------------      ---------------
       Total shareholders' equity                                                         1,494,508           1,496,477
                                                                                       --------------      ---------------
       Total liabilities and shareholders' equity                                     $  19,892,337       $  19,855,063
                                                                                       ==============      ===============

         See accompanying notes to consolidated financial statements.

                SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1995               1994
                                                           --------------    --------------
INTEREST INCOME
   Interest and fees on loans and leases                   $    293,379      $     233,033
   Interest and dividends on securities                          74,602             72,038
   Interest on temporary investments                                656              1,171
                                                           --------------    --------------
       Total interest income                                    368,637            306,242
                                                           --------------    --------------

INTEREST EXPENSE
   Interest on deposits                                         130,134            103,361
   Interest on short-term borrowings                             41,059             15,225
   Interest on long-term debt                                    14,623              8,996
                                                           --------------    --------------
       Total interest expense                                   185,816            127,582
                                                           --------------    --------------

NET INTEREST INCOME                                             182,821            178,660
   Provision for loan and lease losses                            7,000              5,501
                                                           --------------    --------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN AND LEASE LOSSES                                    175,821            173,159
                                                           --------------    --------------

NONINTEREST INCOME
   Service charges on deposit accounts                           20,705             20,130
   Nondeposit fees and commissions                               26,803             28,275
   Securities (losses) gains, net                               (19,845)             1,521
   Other income                                                   8,574              8,845
                                                           --------------    --------------
       Total noninterest income                                  36,237             58,771
                                                           --------------    --------------
NONINTEREST EXPENSE
   Personnel expense                                            124,233             77,443
   Occupancy and equipment expense                               30,387             22,339
   Federal deposit insurance expense                              8,005              8,421
   Foreclosed property expense                                      700              1,659
   Other expense                                                 65,631             38,116
                                                          ---------------    --------------
       Total noninterest expense                                228,956            147,978
                                                          ---------------    --------------
EARNINGS
   Income (loss) before income taxes                            (16,898)            83,952
   Income tax (benefit) expense                                  (4,345)            28,981
                                                          ---------------    --------------
   NET INCOME (LOSS)                                            (12,553)            54,971
       Preferred dividend requirements                            1,299              1,299
                                                          ---------------    --------------
       Income (loss) applicable to common shares          $     (13,852)     $      53,672
                                                          ===============    ==============
PER COMMON SHARE
   Net income (loss):
       Primary                                            $        (.13)     $         .53
                                                          ===============    ==============
       Fully diluted                                      $          NM      $         .52
                                                          ===============    ==============
       Cash dividends paid                                $         .20      $         .17
                                                          ===============    ==============

AVERAGE SHARES OUTSTANDING
           Primary                                          103,380,544        101,842,980
                                                          ===============    ==============
           Fully diluted                                    108,424,625        106,890,854
                                                          ===============    ==============

NM - not meaningful.

         See accompanying notes to consolidated financial statements.

                SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Three Months Ended March 31, 1995 and 1994
                                  (Unaudited)
                            (Dollars in thousands)

                                                            Shares of                                        Retained
                                                             Common      Preferred   Common     Paid-In      Earnings
                                                             Stock         Stock      Stock     Capital     and Other*      Total
                                                          ------------- ---------- ----------  ----------  -----------  ------------
BALANCE, DECEMBER 31, 1993, AS PREVIOUSLY                   42,961,214   $ 3,850   $ 214,806   $ 151,186   $  195,022   $   564,864
  REPORTED
  Merger with BB&T accounted for under the
    pooling-of-interests method                             57,862,080        --     289,310     124,240      420,312       833,862
                                                          -------------  --------  ----------  ----------  -----------  ------------
BALANCE, DECEMBER 31, 1993, AS RESTATED                    100,823,294     3,850     504,116     275,426      615,334     1,398,726
ADD (DEDUCT)
  Net income                                                        --        --          --          --       54,971        54,971
  Common stock issued by pooled companies
    prior to merger                                            272,795        --       1,364       3,055           --         4,419
  Common stock issued                                          266,872        --       1,334          89          (41)        1,382
  Common stock acquired and retired                           (638,000)       --      (3,190)    (11,497)          --       (14,687)

  Net unrealized depreciation on securities
    available for sale                                              --        --          --          --      (12,006)      (12,006)
  Cash dividends declared by merged companies                       --        --          --          --       (9,616)       (9,616)
  Cash dividends declared/accrued by Southern National:
    Common stock                                                    --        --          --         (41)      (5,572)       (5,613)
    Preferred stock                                                 --        --          --          --       (1,299)       (1,299)

  Other                                                             --        --          --          --          455           455
                                                          ------------- --------- ----------- ----------- ------------ -------------
BALANCE, MARCH 31, 1994                                    100,724,961   $ 3,850   $ 503,624   $ 267,032   $  642,226   $ 1,416,732
                                                          ============= ========= =========== =========== ============ =============

BALANCE, DECEMBER 31, 1994, AS PREVIOUSLY                   44,158,751   $ 3,850   $ 220,794   $ 164,934   $  242,766   $   632,344
  REPORTED
  Merger with BB&T accounted for under the
    pooling-of-interests method                             58,056,281        --     290,281     120,665      453,187       864,133
                                                          -------------  --------  ----------  ----------  -----------  ------------
BALANCE, DECEMBER 31, 1994, AS RESTATED                    102,215,032     3,850     511,075     285,599      695,953     1,496,477
ADD (DEDUCT)
  Net loss                                                          --        --          --          --      (12,553)      (12,553)

  Common stock issued by pooled companies
    prior to merger                                            521,436        --       2,608       6,630           --         9,238
  Common stock issued                                          105,961        --         530         227           --           757
  Common stock acquired and retired                           (659,750)       --      (3,299)    (10,561)          --       (13,860)
  Change in net unrealized depreciation on
    securities available for sale                                   --        --          --          --       45,628        45,628
  Cash dividends declared by merged companies                       --        --          --          --       (1,016)       (1,016)
  Cash dividends declared/accrued by Southern National:
    Common stock                                                    --        --          --          --      (29,282)      (29,282)
    Preferred stock                                                 --        --          --          --       (1,299)       (1,299)
  Other                                                             --        --          --          --          418           418
                                                          ============  ========= =========== =========== ============ =============
BALANCE, MARCH 31, 1995                                    102,182,679   $ 3,850   $ 510,914   $ 281,895   $  697,849   $ 1,494,508
                                                          ============= ========= =========== =========== ============ =============

____________________
* Other includes unamortized ESOP compensation, unvested restricted stock, loan to employee stock ownership paln and unearned compensation.

         See accompanying notes to consolidated financial statements.

                SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                                 1995                1994
                                                                                           ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Interest received                                                                  $      384,961     $      310,369
        Noninterest income received                                                                60,523            247,751
        Interest paid                                                                            (179,306)          (127,712)
        Noninterest expense paid                                                                 (152,782)          (196,059)
        Income taxes paid                                                                         (10,259)           (39,161)
                                                                                           ---------------    ---------------
            Net cash provided by operating activities                                             103,137            195,188
                                                                                           ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sales of securities                                                         826,326            586,077
        Proceeds from maturities of securities                                                    468,549            396,968
        Purchases of securities                                                                (1,047,313)        (1,167,420)
        Purchases of loans                                                                         (5,382)                 -
        Leases made to customers                                                                  (10,303)            (8,471)
        Principal collected on leases                                                              11,393              9,813
        Loan originations, net of principal collected                                            (268,147)            29,154
        Proceeds from disposals of premises and equipment                                           3,017              2,259
        Purchases of premises and equipment                                                       (11,413)           (17,629)
        Proceeds from sales of foreclosed property                                                  2,857              9,045
        Proceeds from sales of other real estate owned                                                625              8,530
        Other                                                                                      (4,688)            (7,637)
                                                                                           ---------------    ---------------
            Net cash used in investing activities                                                 (34,479)          (159,311)
                                                                                           ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in deposits                                                       205,458           (140,882)
        Net (decrease) increase in short-term borrowings                                         (212,163)           330,561
        Net decrease in long-term debt                                                             (8,708)          (246,020)
        Net proceeds from common stock issued                                                       9,995              5,801
        Redemption of common stock                                                                (14,066)           (14,687)
        Cash dividends paid on common and preferred stock                                         (21,746)           (16,495)
                                                                                           ---------------    ---------------
            Net cash used in financing activities                                                 (41,230)           (81,722)
                                                                                           ---------------    ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               27,428            (45,845)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                                            671,777            859,632
                                                                                           ---------------    ---------------
CASH AND CASH EQUIVALENTS AT MARCH 31                                                      $      699,205     $      813,787
                                                                                           ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
        Common stock issued upon conversion of debentures                                  $           35     $            -
        Loans transferred to foreclosed properties                                                  2,603              7,322
        Securities transferred from held to maturity to available for sale                              -              5,934

         See accompanying notes to consolidated financial statements.

                SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (Unaudited)

A. BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of Southern National Corporation and subsidiaries ("Southern National" or "SNC") as of March 31, 1995 and December 31, 1994; the consolidated statements of income for the three months ended March 31, 1995 and 1994 and the consolidated statements of cash flows for the three months ended March 31, 1995 and 1994.

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

    Certain amounts for 1994 have been reclassified to conform with statement presentations for 1995. The reclassifications have no effect on shareholders' equity or net income as previously reported.

B. NEW ACCOUNTING PRONOUNCEMENTS

    As of January 1, 1995, Southern National adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The bank had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114.

    As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

    The total recorded investment for impaired loans at March 31, 1995, was $15.2 million, offset by a valuation allowance of $2.7 million, which resulted in a net carrying value of impaired loans of $12.5 million. There were no investments in impaired loans which did not have a related valuation allowance. The average recorded investment in impaired loans during the first quarter of 1995 totaled $13.3 million. Southern National recognizes no interest income on loans that are impaired either from accruals or cash receipts. Cash receipts for both principal and interest are applied directly to principal.

C. MERGERS

    On August 1, 1994, Southern National and BB&T Financial Corporation ("BB&T") jointly announced the signing of a definitive agreement to merge. The merger was completed on February 28, 1995 by the issuance of 1.45 shares of Southern National common stock for each share of BB&T stock outstanding. BB&T completed an acquisition of Commerce Bank of Virginia Beach, Virginia ("Commerce") on January 10, 1995 by the issuance of 1.305 shares of BB&T common stock for each share of Commerce stock outstanding. Both transactions were accounted for as poolings-of-interests.

    In consummating the merger of Southern National and BB&T, adjustments were necessary to conform BB&T's method of accounting for postretirement benefits other than pensions to that of Southern National. SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", allowed employers to recognize the transition obligation associated with implementation at the time of adoption or on a delayed basis over the planned participants' future service periods. When adopted in 1993, Southern National and BB&T elected to treat the transition obligation differently. Southern National recognized the transition obligation at the time of adoption, while BB&T elected to recognize the transition obligation over the planned participants' future service periods. To conform the accounting treatment, a prior period adjustment was made at the date of merger with an effective date of January 1, 1993, which required the recording of a cumulative effect of changes in accounting principles, net of income taxes, of approximately $7.0 million and a reduction in retained earnings of a like amount. This change in accounting principle has not had a material impact on the results of operations for subsequent periods. The following unaudited presentation reflects key line items on an historical basis for Southern National, BB&T and Commerce and on a proforma combined basis assuming the merger with BB&T was effective as of and for the periods presented.

                                                                                              Southern
                                          Southern National      Historical Basis             National
                                                           ----------------------------
                                     as originally reported      BB&T        Commerce         restated
                                    --------------------------------------------------------------------
DECEMBER 31, 1994                              (Dollars in thousands, except per share data)
- -----------------
Net interest income                 $     322,717      $      385,186   $      28,863   $      736,766
Net income                                109,644             119,882           7,011          236,872
Earnings per share
 Primary                                     2.38                3.27            2.48             2.26
 Fully diluted                               2.27                3.27            2.37             2.21
Assets                                  8,756,140          10,394,330         700,343       19,855,063
Deposits                                6,165,080           7,520,324         628,750       14,314,154
Shareholders' equity                      632,344             822,644          47,865        1,496,477

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF FINANCIAL CONDITION

     On February 28, 1995, Southern National consummated a merger with BB&T in a transaction accounted for as a pooling-of-interests. Accordingly, all financial information presented herein has been restated to reflect the results of BB&T. Each outstanding share of BB&T common stock was exchanged for 1.45 shares of SNC common stock. Approximately 58.1 million shares of SNC common stock were issued in conjunction with the merger. On January 10, 1995, BB&T completed a merger with Commerce in a transaction also accounted for as a pooling-of-interests. At the time of merger, Commerce had total assets of $700 million.

     Total assets at March 31, 1995 were $19.9 billion, a $37.3 million increase from the balance at December 31, 1994. The increase was provided by growth of $260.4 million in net loans and leases, including loans held for sale, and $31.7 million in cash and due from depository institutions. The increases were offset by declines of $196.6 million in securities and $4.3 million in other interest-earning assets. The growth in net loans reflects an annualized growth rate of 8.2%.

     The shift in earning assets from securities to loans reflects continued strong loan growth which is being funded through sales of securities. Growth in loans during 1994 was primarily funded through increases in short-term borrowed funds; however, borrowed funds decreased $212.2 million during the first quarter of 1995. The decline in securities in the first quarter included maturities of $468.5 million and sales of $826.3 million. The sales, which resulted in realized losses of $19.8 million, were undertaken to effect a restructuring of the securities portfolio. This restructuring was undertaken to better position the investment policies and portfolios of the combined companies after merger. Mortgage-backed securities with average projected maturities of approximately five years accounted for the majority of securities sold. The balance was comprised of older, lower yielding U.S. Treasury and Federal agency securities with average maturities of three to five years. The average combined yield at cost for securities sold was approximately 6.00%. The total after-tax loss taken on the sale was approximately $12.6 million.

     Reinvestment of proceeds from the restructuring was also accomplished during the first quarter. U.S. Treasury and non-mortgage related agency securities that have an average maturity of three years and an average yield at cost of approximately 7.00% were purchased.

     The restructuring was undertaken for two primary reasons. First, the combined balance sheets of BB&T and SNB contained a high concentration of mortgage-related assets, comprised of whole loans and securities acquired as a result of acquisitions of thrift institutions during the last few years.
As a result of those acquisitions, the concentration of mortgage-related assets had become a significant factor on the balance sheets of both organizations. The sale of mortgage-backed securities as a major part of the portfolio restructuring was, in part, carried out to reduce the concentration of this type of asset on the balance sheet of the combined organization. Mortgage-related assets typically have longer durations than other bank assets and are generally more difficult to manage in terms of interest rate sensitivity. The replacement of these securities with U.S. Treasuries and other Federal agency debentures improved the mix of assets from both credit and interest sensitivity measurements.

     The sale of securities resulted in a shortening of the average life of the combined investment portfolios. The shortening of the average maturity has improved the overall interest rate sensitivity of the balance sheet. The company has experienced a shift toward liability sensitivity because of the previously mentioned mergers of thrift institutions which are traditionally positioned with longer-duration assets, funded with shorter-duration liabilities. The restructuring reduced this funding mismatch and reduced overall interest rate sensitivity for the combined corporation.

     Total deposits increased by $205.5 million from the December 31, 1994 balance because of a combination of aggressive pricing promotions on certificates of deposits and indications of an economic slowdown which has increased confidence that the Federal Reserve will not raise short-term interest rates in the second quarter. This increase ends a period of flat growth or declines in levels of deposits during 1994. Increases were led by demand deposits and personal jumbo certificates of deposit. As mentioned above, short-term borrowings decreased $212.2 million during this period. The composition and strategy employed in the management of interest-bearing liabilities and interest-earning assets are further discussed in "ASSET/LIABILITY MANAGEMENT."

ASSET QUALITY

     Nonperforming assets ("NPA's") plus foreclosed property were $60.3 million at March 31, 1995, compared to $59.6 million at year-end 1994. The allowance for losses as a percentage of loans and leases was 1.30% at March
31, 1995 and NPA's as a percentage of loan-related assets were .45%, compared to 1.31% and .45%, respectively, at December 31, 1994. Those ratios were 1.45% and .71%, respectively on March 31, 1994. The quality of the loan and lease portfolio significantly improved during 1994 and this quality remained strong during the first quarter of 1995. Southern National experienced an unusually low level of net charge-offs during 1994, falling from .31% of average loans and leases for the year ended December 31, 1993 to .14% for the year ended December 31, 1994. First quarter 1995 net charge-offs totaled $4.5 million, or .14% of average loans and leases. This level of net charge-offs is significantly higher than the first quarter of 1994 because of substantial recoveries which were realized during 1994. The adequacy of the current allowance is evidenced by the increase in the ratio of the allowance for losses to 9.45 times net charge-offs, up from 5.03 times at December 31, 1994, and the improvements in other asset quality ratios for the last four quarters as reflected in the accompanying table.

     The provision for loan and lease losses in the first quarter of 1995 was $7.0 million compared to $5.5 million in the first quarter of 1994. The increase in the provision primarily reflects higher net charge-offs during the first quarter of 1995. Asset quarterly statistics relevant to the last five calendar quarters are presented in the accompanying table.

                            ASSET QUALITY ANALYSIS
                            (Dollars in thousands)

                                                                       As of / For the Quarter Ended
                                              ------------------------------------------------------------------------------
                                                  3/31/95        12/31/94        9/30/94         6/30/94        3/31/94
                                              ---------------  -------------  -------------  --------------   --------------
ALLOWANCE FOR LOSSES
    Beginning Balance                         $    171,734     $   172,110     $  173,550    $    174,006     $  169,345
    Allowance for acquired loans                         -           1,119              -               -              -
    Provision for losses                             7,000           7,104          2,339           2,902          5,501
    Net charge-offs                                 (4,545)         (8,599)        (3,779)         (3,358)          (840)
                                             --------------   -------------   ------------  --------------   --------------
        Ending balance                        $    174,189     $   171,734     $  172,110    $    173,550     $  174,006
                                             ==============   =============   ============  ==============   ==============
RISK ASSETS
    Nonaccrual loans & leases                 $     48,451     $    47,039     $   43,219    $     55,496     $   63,267
    Foreclosed property                             11,239          12,153         17,963          18,577         20,651
    Restructured loans                                 623             402            474             207          1,238
                                             --------------   -------------   ------------  --------------   --------------
        Nonperforming assets                        60,313          59,594         61,656          74,280         85,156
    Loans 90 days or more past due
        & still accruing                            21,653          24,224         27,134          27,667         26,286
                                             --------------   -------------   ------------  --------------   --------------
        Total risk assets                     $     81,966     $    83,818     $   88,790    $    101,947     $  111,442
                                             ==============   =============   ============  ==============   ==============
ASSET QUALITY RATIOS
Nonaccrual loans & leases as a
    percent of total loans & leases                    .36 %           .36 %          .34 %           .45 %          .53 %
Nonperforming assets as a percent of:
    Total assets                                       .30             .30            .32             .39            .45
    Loans & leases plus
        foreclosed property                            .45             .45            .49             .61            .71
Net charge-offs as a percent of
    average loans & leases                             .14             .27            .12             .11            .03
Allowance for losses as a
    percent of loans & leases                         1.30            1.31           1.36            1.42           1.45
Ratio of allowance for losses to:
    Net charge-offs                                   9.45 x          5.03 x        11.48 x         12.89 x        51.08 x
    Nonaccrual loans & leases                         3.60            3.65           3.98            3.13           2.75

All line items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

ASSET/LIABILITY MANAGEMENT

     Asset/Liability management activities are designed to maintain the desired amount of liquidity and, through the management of Southern National's interest sensitivity position, to manage the impacts of fluctuations in interest rates on net interest margins. It is the responsibility of the Asset/Liability Committee ("ALCO") to set policy guidelines and to establish long-term strategies with respect to interest rate exposure and liquidity. The ALCO, which is composed primarily of executive management, meets regularly to review Southern National's interest rate and liquidity risk exposures in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to assure that the potential impact of changes in interest rates on earnings and liquidity is within established parameters.

     A prime objective in interest rate risk management is to minimize fluctuations in net interest income through balancing the impact of changes in interest rates on interest sensitive assets and interest sensitive liabilities. Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the interest rate sensitivity of earnings.

DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     Interest rate volatility often increases to the point that balance sheet repositioning through the use of account repricing and other on-balance sheet strategies cannot occur rapidly enough to avoid adverse net income effects. At those times, off-balance sheet or synthetic hedges are utilized. Management uses interest rate swaps, caps and floors to supplement balance sheet repositioning. Such products are designed to move the interest sensitivity of the corporation toward a neutral position.

     Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to transform the repricing characteristics of an asset or liability from a fixed to a floating rate, a floating rate to a fixed rate, or one floating rate to another floating rate. The underlying principal positions are not affected. Swap terms generally range from one year to ten years depending on the need. At March 31, 1995, interest rate swaps, caps and floors with a total notional value of $2.4 billion, and terms of up to seven years, were outstanding.

     The following tables set forth certain information concerning Southern National's interest rate swaps, caps and floors at March 31, 1995:

                     INTEREST RATE SWAPS, CAPS AND FLOORS
                                MARCH 31, 1995
                            (DOLLARS IN THOUSANDS)

                                        NOTIONAL              RECEIVE                PAY               UNREALIZED
TYPE                                     AMOUNT                 RATE                 RATE                LOSSES
- ----                                 -------------       ---------------      ---------------      ----------------
Receive Fixed Swaps                   $ 1,153,000                 5.53%                6.39%        $     (18,809)
Pay Fixed Swaps                           107,532                 6.18                 7.19                  (111)
Caps and Floors                         1,100,000              -                     -                    (13,639)
                                     -------------       ---------------      ---------------      ----------------
Total                                 $ 2,360,532                 5.59%               6.46 %        $     (32,559)
                                     =============       ===============      ===============      ================

                                        RECEIVE              PAY FIXED            CAPS AND
YEAR-TO-DATE ACTIVITY                 FIXED SWAPS              SWAPS               FLOORS                 TOTAL
- ---------------------                -------------       ---------------      ---------------      ----------------
Balance, December 31, 1994            $ 1,200,000         $    111,325         $ 1,100,000          $   2,411,325
Additions                                  -                    -                    -                      -
Maturities/Amortizations                  (47,000)              (2,356)              -                    (49,356)
Terminations                               -                    (1,437)              -                     (1,437)
                                     ------------------------------------------------------------------------------
Balance, March 31, 1995               $ 1,153,000         $    107,532         $ 1,100,000          $   2,360,532
                                     =============       ===============      ===============      ================

                                        ONE YEAR           ONE TO FIVE            FIVE TO 10
MATURITY SCHEDULE*                      OR LESS               YEARS                 YEARS                 TOTAL
- ------------------                   -------------       ---------------      ----------------     ----------------
Receive Fixed Swaps                   $   100,000         $  1,053,000         $      -             $   1,153,000
Pay Fixed Swaps                             2,118               85,968              19,446                107,532
Caps and Floors                           400,000              650,000              50,000              1,100,000
                                     ------------------------------------------------------------------------------
Total                                 $   502,118         $  1,788,968         $    69,446            $ 2,360,532
                                     =============       ===============      ===============      ================

*  Maturities are based on full contract extensions.

     As of March 31, 1995, unearned income and deferred premiums from new swap transactions and deferred losses from terminated swap transactions were $909,000 and $39,000, respectively. The unearned income and deferred premiums will be recognized over the next seven years and the deferred losses will be recognized in the next year. The combination of active and terminated transactions resulted in expense of $4.4 million during the first quarter of 1995.

     In addition to interest rate swaps, Southern National utilizes written covered over-the-counter call options on specific securities in the available for sale portfolio in order to enhance returns. During the first quarter of 1994, options were written on securities totaling $340 million par and premiums included in other income totaled $1.1 million. Option fee income was also $1.1 million for the first quarter of 1995. Unexercised options on securities totaling $50 million par were outstanding at March 31, 1995.

     Southern National also utilizes purchased over-the-counter put options in its mortgage banking activities to hedge the mortgage pipeline. During 1995, options to deliver $8.0 million of securities were purchased and remain outstanding at March 31, 1995.

     Although off-balance sheet derivative financial instruments do not expose Southern National to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized based on the quality of the counterparties and the consistent monitoring of these agreements. The counterparties to these transactions were large commercial banks and investment banks. Annually, the counterparties are reviewed for creditworthiness by Southern National's credit policy group. Southern National's credit exposure is limited to the net difference between the calculated pay and receive amounts on each transaction which are generally netted and paid quarterly. Other risks associated with interest-sensitive derivatives include the impact on fixed positions during periods of changing interest rates. Index amortizing swaps' notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly and as rates increase notional amounts decline more slowly. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result in an environment of rising interest rates when derivatives produce negative cash flows which would be offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by Southern National.

CAPITAL ADEQUACY AND RESOURCES

     The maintenance of appropriate levels of capital is a management priority. Overall capital adequacy is monitored on an ongoing basis by management. Southern National's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide future growth and compliance with all regulatory standards.

     Shareholders' equity at March 31, 1995 was $1.5 billion versus $1.4 billion for March 31, 1994. As a percentage of assets, total shareholders' equity was 7.5% at March 31, 1995, unchanged from the December 31, 1994 ratio. Southern National's book value per common share at March 31, 1995 was $13.90, versus $13.92 at December 31, 1994. Average shareholders' equity as a percentage of average assets was 7.6% for the three months ended March 31, 1995 and 1994.

     Tier 1 and total risk-based capital ratios at March 31, 1995 were 11.5% and 12.7%, respectively. The Tier 1 leverage ratio was 7.3% at the end of the first quarter. These capital ratios measure the capital to risk-weighted assets and off-balance sheet items as defined by FRB guidelines. An 8% minimum of total capital to risk-weighted assets is required. One-half of the 8% minimum must consist of tangible common shareholders' equity (Tier 1 capital) under regulatory guidelines. The leverage ratio, established by the FRB, measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3%.

     During the first quarter of 1995, Southern National declared two dividends to common shareholders, which resulted from a change in dividend declaration schedule to conform Southern National's schedule with that of BB&T. The dividends declared reflect two declarations of $.20 per share each. One of the dividends was declared prior to the merger with BB&T. The second dividend was declared after the merger payable to the combined shareholders of the new company. Only one dividend of $.20 was actually paid during the first quarter.

CAPITAL ADEQUACY RATIOS

                                             1995                              1994
                                          ----------    ------------------------------------------------
                                            First         Fourth        Third        Second       First
                                           Quarter       Quarter       Quarter      Quarter      Quarter
                                          ----------    ----------    ----------  -----------  ----------
Average equity to average assets              7.60 %        7.67 %        7.62 %       7.57 %       7.64 %
Equity to assets at period end                7.51          7.54          7.60         7.63         7.55
Risk-based capital ratios:
   Tier 1 capital                             11.5          12.3          12.3         12.4         12.2
   Total capital                              12.7          13.6          13.6         13.7         13.5
Tier 1 leverage ratio                          7.3           7.8           7.7          7.6          7.4

ANALYSIS OF RESULTS OF OPERATIONS

     Southern National realized a net loss for the first three months of 1995 of $12.6 million, compared to earnings of $55.0 million during the first quarter of 1994. On a fully diluted per share basis, the net loss for the three months ended March 31, 1995 was $.13, compared to earnings of $.52 for the same period in 1994. The loss resulted from approximately $88.0 million in pretax nonrecurring charges related to the merger between Southern National and BB&T, and $19.8 million in securities losses resulting from the restructuring of the securities portfolio discussed in the "ANALYSIS OF FINANCIAL CONDITION." The after-tax impact of the charges and securities losses was $70.5 million. A brief description of the nature of the $88.0 million in charges is presented below:

    Personnel costs, including termination of employment contracts, severance
      pay, early retirement and related benefits                                     $50.4

    Branch closings and divestitures                                                  11.7

    Consolidation of bank operations and systems                                       5.9

    Merger and conversion costs                                                       12.8

    Other                                                                              7.2
                                                                                     -----
         Total                                                                       $88.0
                                                                                     =====

     Costs of merging the subsidiary banks will be incurred in subsequent quarters, including relocation expenses, costs to change signage and other conversion expenses. However, these additional costs are expected to be offset by gains of approximately $12 million from the sale of assets and deposits of branches to be sold in a divestiture.

     Excluding nonrecurring charges and securities losses, Southern National would have had net income after tax for the first quarter of $58.0 million, or $.54 per fully diluted share. First quarter earnings exclusive of the nonrecurring charges represent a return on assets of 1.19% and a return on common equity of 16.08%.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $190.3 million for the first three months of 1995 compared to $185.4 million for the same period in 1994, a 2.6% increase. The increase in net interest income (FTE) for the quarter resulted from growth in interest-earning assets, offset by declines in margin. Average earning assets during the first quarter of 1995 increased $1.2 billion, or 6.9%, over the first quarter of 1994.

     The net yield FTE for the first quarter of 1995 was 4.14%, compared to 4.31% for the same period in 1994. The primary factors creating the smaller net margin were (i) the overall interest rate environment in which the Federal Reserve voted to increase short-term interest rates seven times during 1994 and
(ii) prepayments on higher yielding mortgage loans which increased during the first two quarters of 1994 as consumers refinanced at lower rates. The impact of the quarterly fluctuations of interest rates and interest-sensitive assets and liabilities on net interest income are presented in the accompanying table.

                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS

              For the Three Months Ended March 31, 1995 and 1994
                            (Dollars in thousands)

                                                               Average Balance              Yield/Rate             Income/Expense
                                                         --------------------------       ---------------       --------------------
Fully Taxable Equivalent                                    1995            1994          1995       1994         1995       1994
                                                         -----------    -----------       ----       ----       --------    --------
ASSETS
Securities(1):
   U.S. Treasury, government and
   other...............................................  $ 5,201,895    $ 5,031,371       5.94 %     5.88 %     $ 76,237    $ 72,942
   States and political subdivisions...................      180,325        187,509       8.99       9.41          3,999       4,351
                                                         -----------    -----------       ----       ----       --------    --------
       Total securities(5).............................    5,382,220      5,218,880       6.05       6.01         80,236      77,293
Other earning assets(2)................................       46,815        156,333       5.68       3.04            656       1,171
Loans and leases, net of unearned
   income(1)(3)(4)(6)..................................   13,202,736     12,060,904       9.07       7.89        295,197     234,556
                                                         -----------    -----------       ----       ----       --------    --------
       Total earning assets............................   18,631,771     17,436,117       8.19       7.28        376,089     313,020
                                                         -----------    -----------       ----       ----       --------    --------
       Non-earning assets..............................    1,150,275      1,114,543
                                                         -----------    -----------
           Total assets................................  $19,782,046    $18,550,660
                                                         ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Total interest-bearing deposits........................  $12,580,613    $12,502,507       4.20       3.35        130,134     103,361
Short-term borrowings..................................    2,866,363      1,954,290       5.81       3.16         41,059      15,225
Long-term debt.........................................      905,484        659,225       6.55       5.53         14,623       8,996
                                                         -----------    -----------       ----       ----       --------    --------
       Total interest-bearing liabilities..............   16,352,460     15,116,022       4.61       3.42        185,816     127,582
                                                         -----------    -----------       ----       ----       --------    --------
       Demand deposits.................................    1,677,046      1,804,612
       Other liabilities...............................      249,006        212,489
       Shareholders' equity............................    1,503,534      1,417,537
                                                         -----------    -----------
       Total liabilities and shareholders'.............
          equity.......................................  $19,782,046    $18,550,660
                                                         ===========    ===========
Net yield on earning assets............................                                   4.14 %     4.31 %     $190,273    $185,438
                                                                                          ====       ====       ========    ========
Taxable equivalent adjustment..........................                                                         $  7,452    $  6,778
                                                                                                                ========    ========
                                                                             Change due to
                                                          Increase      -------------------------
Fully Taxable Equivalent                                 (Decrease)        Rate          Volume
                                                         ----------     ----------     ----------
ASSETS
Securities(1):
   U.S. Treasury, government and
   other...............................................  $   3,295      $     803      $   2,492
   States and political subdivisions...................       (352)          (819)          (163)
                                                         ----------     ----------     ----------
       Total securities(5).............................      2,943            614          2,329
Other earning assets(2)................................       (515)           623         (1,138)
Loans and leases, net of unearned
   income(1)(3)(4)(6)..................................     60,641         37,147         23,494
                                                         ----------     ----------     ----------
       Total earning assets............................     63,069         38,384         24,685
                                                         ----------     ----------     ----------
       Non-earning assets..............................

           Total assets................................

LIABILITIES AND SHAREHOLDERS' EQUITY
Total interest-bearing deposits........................     26,773         26,123            650
Short-term borrowings..................................     25,834         16,597          9,237
Long-term debt.........................................      5,627          1,853          3,774
                                                         ----------     ----------     ----------
       Total interest-bearing liabilities..............     58,234         44,573         13,661
                                                         ----------     ----------     ----------
       Demand deposits.................................
       Other liabilities...............................
       Shareholders' equity............................

       Total liabilities and shareholders'.............
          equity.......................................

Net yield on earning assets............................  $   4,835      $  (6,189)     $  11,024
                                                         ==========     ==========     ==========
Taxable equivalent adjustment..........................

(1) Yields related to securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.

(2) Includes federal funds sold, securities purchased under resale agreements or similar arrangements and interest-bearing bank balances.

(3) Loan fees, which are not material for either of the periods shown, have been included for rate calculation purposes.

(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.

(5) Based on amortized cost.

(6) Includes loans held for sale based on lower of amortized cost or market.

(7) There are no significant out-of-period adjustments.

     Hedging strategies have been used in the past and will be utilized in the future to reduce sensitivity to interest rate movements. See "Asset / Liability Management" section for additional discussion of hedging strategies. Southern National continues to evaluate new avenues of interest-based and fee-based income.

NONINTEREST INCOME

     Noninterest income for the three months ended March 31, 1995 was $36.2 million, compared to $58.8 million for the same period in 1994. Security losses of $19.8 million were the primary factor contributing to the decline. The percentage of total revenues, calculated as net interest income plus noninterest income excluding securities gains or losses, derived from noninterest (fee-based) income for the three months ended March 31, 1995 was 23%, down from 24% for the first quarter of 1994.

     Service charges on deposit accounts were stable for the first three months in 1995 compared to 1994, increasing by $575,000 or 2.9%. Several factors accounted for the lack of significant growth in service charges on deposits. The primary factor has been the small percentage growth in end of period deposits from March 31, 1994 to March 31, 1995. Also, Southern National has been promoting the "Select Banking" program, particularly to new customers acquired through mergers. Many service fees are waived for "Select Banking" customers. Second, because of competitive considerations, Southern National has decreased the percentage of deposit insurance expense passed through to customers. Finally, rising interest rates during 1994 have negatively affected service charges on deposit accounts by increasing the earnings credit used in service charge computations.

     Total nondeposit fees and commissions decreased by $1.5 million to a level of $26.8 million in 1995 compared with $28.3 million in the first quarter of 1994. The main driver for this decline was mortgage banking income, which decreased 47.5%, from $9.2 million for the first quarter of 1994 to $4.9 million during the current quarter. Mortgage loan servicing fees actually increased $677,000, but there was a $5.1 million decline in net gains on sales of mortgage loans. Trust revenues, bankcard fees and insurance commissions all posted gains in the first quarter of 1995 compared to the same period last year.


NONINTEREST EXPENSE

     Noninterest expense was $229.0 million for the first three months of 1995, compared to $148.0 million for the same period a year ago. Special accruals and expenses led to an elevated level of noninterest expense in the first three months of 1995. These items included the $88.0 million of nonrecurring charges discussed earlier which primarily affected personnel expense and other noninterest expense.

     Total personnel expense, the largest component of noninterest expense, was $124.2 million for the first three months of 1995, compared with $77.4 million for the same period last year. The nonrecurring charges discussed above contributed $50.4 million to personnel costs during the first quarter in the form of severance pay, termination of employment contracts, early retirements and related benefits.

     Occupancy and equipment expense for the three months ended March 31, 1995 increased $8.0 million, or 36%, compared to 1994. The primary component of the increase was $6.8 million in nonrecurring charges relating to branch closings and the consolidation of bank operations and systems associated with the merger.

     Federal deposit insurance expense decreased $416,000, or 4.9%, for the three months ended March 31, 1995 as a result of flat deposit growth and elevated 1994 FDIC expense during the first quarter which resulted because The First Savings Bank, FSB, acquired in the first quarter of 1994, paid higher FDIC insurance premiums than Southern National has historically paid because of its supervisory risk rating.

     Other noninterest expenses increased $26.6 million, or 66.8%, primarily because of $25.9 million in merger-related costs, including $5.9 million expensed to consolidate bank operations and systems and $12.8 million in merger and conversion costs.

PROVISION FOR INCOME TAXES

     Federal income taxes decreased from an expense of $29.0 million for the three months ending March 31, 1994 to a benefit of $4.3 million for the same period in 1995. Included in the first quarter 1995 taxes is a $3.0 million charge for the recapture of the tax bad debt reserve of a savings bank. In conjunction with the merger of the bank subsidiaries, SNB Savings Bank, Inc., SSB will be merged directly or indirectly with and into Branch Banking & Trust Company ("BB&T-NC"), the on-going North Carolina commercial bank, and will cease to exist as a Qualified Thrift Lender. Accordingly, a liability has been recorded on tax bad debt reserves accumulated prior to October 1, 1988, for which no provision for income taxes has previously been made. The impact of this accrual reduced the amount of the tax benefit that otherwise would have been recorded in the first quarter of 1995.

PROFITABILITY MEASURES

                                                 1995                        1994
                                              ---------   ---------------------------------------------
                                                FIRST       Fourth      Third       Second      First
                                               QUARTER     Quarter     Quarter     Quarter     Quarter
                                              ---------   ---------   ---------   ---------   ---------
Return on average assets                         (.26)%       1.27%       1.29%       1.22%       1.20%
Return on average common equity                 (3.93)       17.09       17.51       16.67       16.20
Net interest margin                              4.14         4.26        4.28        4.29        4.31
Yield to break even                              4.35         2.05        2.00        2.16        2.20
Efficiency ratio (taxable equivalent)*           58.8         57.5        57.5        59.7        60.3

_____________________
* Excludes securities gains (losses) and foreclosed property expense for all periods and nonrecurring charges and merger-related expenses of $83,393 included in noninterest expense for the first quarter of 1995.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

The nature of the business of Southern National's banking subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of Southern National are involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that the liabilities arising from these proceedings will not have a materially adverse effect on the consolidated financial position or consolidated results of operations of Southern National.

Item 5. Other Events - Acquisitions
        ---------------------------

On February 28, 1995, Southern National Corporation consummated a merger with BB&T Financial Corporation ("BB&T") in a transaction accounted for as a pooling-of-interests. To consummate the merger, Southern National issued 1.45 shares of its common stock for each share of BB&T common stock.

On January 10, 1995, BB&T consummated the acquisition of Commerce Bank of Virginia Beach, Virginia ("Commerce") in a transaction also accounted for as a pooling-of-interests. To consummate the acquisition, BB&T issued 1.305 shares of its common stock for each share of Commerce. The financial statements, Management's Discussion and Analysis and supplemental financial information contained herein have been restated to include the results of Southern National, BB&T and Commerce for all periods.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     Exhibit 11 - "Computation of Earnings Per Share" is included herein.

(b) Exhibit 27 - "Financial Data Schedule" is included in the electronically-filed document as required.

(c) Southern National filed a Form 8-K under Item 5 on February 24, 1995 which included consolidated financial statements for BB&T and proforma condensed financial information relating to Southern National's merger with BB&T. Southern National filed a Form 8-K under Item 2 on March 14, 1995 to report the completion of the merger of the bank holding companies of BB&T and Southern National, effective February 28, 1995. Southern National filed a Form 8-K under Item 5 on April 21, 1995 to report results of first quarter operations and financial condition as of March 31, 1995.

                                  SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              SOUTHERN NATIONAL CORPORATION
                                 (Registrant)



Date: May 15, 1995            By:   /s/ SCOTT E. REED
     ----------------------      --------------------
                                         Scott E. Reed, Executive Vice President
                                             and Chief Financial Officer



Date: May 15, 1995            By:    /s/ SHERRY A. KELLETT
     ----------------------      -------------------------
                                           Sherry A. Kellett, Executive Vice
                                               President and Controller
                                               (Principal Accounting Officer)