Form 10-Q
period 1995-06-30
SOUTHERN NATIONAL CORP /NC/
filed 1995-08-14
CIK 92230

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                               ----------------

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTERLY PERIOD ENDED:

                                 JUNE 30, 1995

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


                                 (910)773-7200
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

 At July 31, 1995, 102,885,221 shares of the registrant's common stock, $5 par value, were outstanding.

                               ----------------

     This Form 10-Q has 21 pages. The Exhibit Index is included on Page 19.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SOUTHERN NATIONAL CORPORATION

                                   FORM 10-Q

                                 JUNE 30, 1995

                                     INDEX

                                                                      PAGE NO.
                                                                      --------
 Part I. FINANCIAL INFORMATION
    Item 1. Financial Statements (Unaudited)
            Consolidated Financial Statements.......................      3
            Notes to Consolidated Financial Statements..............      7
    Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations
            Analysis of Financial Condition.........................      8
            Asset/Liability Management..............................     10
            Capital Adequacy and Resources..........................     12
            Analysis of Results of Operations.......................     13
 Part II. OTHER INFORMATION
    Item 1. Legal Proceedings.......................................     19
    Item 6. Exhibits and Reports on Form 8-K........................     19
 SIGNATURES..........................................................    20
 EXHIBIT 11 Computation of Earnings Per Share.
 EXHIBIT 27 Financial Data Schedule--Included with electronically-
             filed document only.

                          PART I. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       JUNE 30,    DECEMBER 31,
                                                         1995          1994
                                                      -----------  ------------
                                                       (DOLLARS IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)
ASSETS
  Cash and due from depository institutions.......... $   667,462      637,794
  Interest-bearing bank balances.....................       2,223       20,962
  Federal funds sold and other short-term invest-
   ments.............................................      40,700       13,021
  Securities available for sale (amortized cost:
   $3,599,489 at June 30, 1995, and $3,579,461 at De-
   cember 31, 1994)..................................   3,614,055    3,459,698
  Securities held to maturity (market value:
   $1,947,770 at June 30, 1995, and $1,889,911 at De-
   cember 31, 1994)..................................   1,940,477    1,965,419
  Loans and leases...................................  13,765,475   13,108,102
    Allowance for losses.............................    (176,175)    (171,734)
                                                      -----------   ----------
      Net loans and leases...........................  13,589,300   12,936,368
                                                      -----------   ----------
  Premises and equipment, net........................     316,338      333,069
  Other assets.......................................     491,697      488,732
                                                      -----------   ----------
      Total assets................................... $20,662,252   19,855,063
                                                      ===========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing deposits....................... $ 1,799,574    1,843,019
  Interest-bearing deposits..........................  12,536,982   12,471,135
                                                      -----------   ----------
      Total deposits.................................  14,336,556   14,314,154
  Short-term borrowed funds..........................   3,147,213    2,902,528
  Accounts payable and other liabilities.............     295,868      231,149
  Long-term debt.....................................   1,312,464      910,755
                                                      -----------   ----------
      Total liabilities..............................  19,092,101   18,358,586
                                                      -----------   ----------
Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares
   authorized, 751,719 issued and outstanding at June
   30, 1995, 770,000 issued and outstanding at
   December 31, 1994.................................       3,759        3,850
  Common stock, $5 par, 300,000,000 shares
   authorized, 102,709,306 issued and outstanding at
   June 30, 1995, 102,215,032 issued and outstanding
   at December 31, 1994..............................     513,546      511,075
  Paid-in capital....................................     286,090      285,599
  Retained earnings..................................     764,224      775,979
  Loan to employee stock ownership plan and unvested
   restricted stock..................................      (6,523)      (7,442)
  Net unrealized appreciation (depreciation) on secu-
   rities available for sale.........................       9,055      (72,584)
                                                      -----------   ----------
      Total shareholders' equity.....................   1,570,151    1,496,477
                                                      -----------   ----------
      Total liabilities and shareholders' equity..... $20,662,252   19,855,063
                                                      ===========   ==========

          See accompanying notes to consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                          FOR THE PERIODS AS INDICATED
                                  (UNAUDITED)

                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                       JUNE 30,                JUNE 30,
                                ----------------------- ------------------------
                                   1995        1994        1995         1994
                                ----------- ----------- -----------  -----------
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans
   and leases.................  $   309,680     244,170     603,059      477,203
  Interest and dividends on
   securities.................       79,684      72,649     154,286      144,687
  Interest on short-term in-
   vestments..................          733         952       1,389        2,123
                                ----------- ----------- -----------  -----------
    Total interest income.....      390,097     317,771     758,734      624,013
                                ----------- ----------- -----------  -----------
INTEREST EXPENSE
  Interest on deposits........      142,180     105,104     272,314      208,465
  Interest on short-term bor-
   rowed funds................       48,194      21,782      89,253       37,007
  Interest on long-term debt..       14,761       9,619      29,384       18,615
                                ----------- ----------- -----------  -----------
    Total interest expense....      205,135     136,505     390,951      264,087
                                ----------- ----------- -----------  -----------
NET INTEREST INCOME...........      184,962     181,266     367,783      359,926
  Provision for loan and lease
   losses.....................        7,000       2,902      14,000        8,403
                                ----------- ----------- -----------  -----------
NET INTEREST INCOME AFTER PRO-
 VISION FOR LOAN AND LEASE
 LOSSES.......................      177,962     178,364     353,783      351,523
                                ----------- ----------- -----------  -----------
NONINTEREST EXPENSE
  Service charges on deposit
   accounts...................       22,511      21,779      43,781       42,489
  Nondeposit fees and commis-
   sions......................       26,445      23,316      54,334       52,476
  Securities gains (losses),
   net........................          --          627     (19,845)       2,148
  Gain on sale of divested de-
   posits.....................       11,866         --       11,866          --
  Other income................        5,538       7,523      12,461       14,903
                                ----------- ----------- -----------  -----------
    Total noninterest income..       66,360      53,245     102,597      112,016
                                ----------- ----------- -----------  -----------
NONINTEREST EXPENSE
  Personnel expense...........       75,343      70,944     199,576      148,387
  Occupancy and equipment ex-
   pense......................       27,729      22,299      57,284       44,013
  Federal deposit insurance
   expense....................        7,975       8,178      15,980       16,599
  Professional fees...........        4,027       2,365      12,172        6,508
  Bank supplies expense.......        6,107       2,519       9,534        5,441
  Other expense...............       38,722      38,835      94,313       72,170
                                ----------- ----------- -----------  -----------
    Total noninterest expense.      159,903     145,140     388,859      293,118
                                ----------- ----------- -----------  -----------
EARNINGS
  Income before income taxes..       84,419      86,469      67,521      170,421
  Income tax expense..........       27,121      29,361      22,776       58,342
                                ----------- ----------- -----------  -----------
  Net income..................       57,298      57,108      44,745      112,079
    Preferred dividend re-
     quirements...............        1,289       1,300       2,588        2,599
                                ----------- ----------- -----------  -----------
    Income applicable to com-
     mon shares...............  $    56,009      55,808      42,157      109,480
                                =========== =========== ===========  ===========
PER COMMON SHARE
  Net income:
    Primary...................  $       .54         .55         .41         1.07
                                =========== =========== ===========  ===========
    Fully diluted.............  $       .53         .53         .41         1.05
                                =========== =========== ===========  ===========
  Cash dividends declared.....  $       .23         .20         .63          .37
                                =========== =========== ===========  ===========
AVERAGE SHARES OUTSTANDING
  Primary.....................  103,523,801 102,027,925 103,342,418  101,937,734
                                =========== =========== ===========  ===========
  Fully diluted...............  108,774,906 107,082,681 108,665,929  106,993,805
                                =========== =========== ===========  ===========

          See accompanying notes to consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)

                           SHARES OF                                RETAINED
                            COMMON     PREFERRED COMMON   PAID-IN   EARNINGS
                             STOCK       STOCK    STOCK   CAPITAL  AND OTHER*   TOTAL
                          -----------  --------- -------  -------  ---------- ---------
                                            (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31,
 1993, AS PREVIOUSLY RE-
 PORTED.................   42,961,214   $3,850   214,806  151,186   195,022     564,864
 Merger with BB&T Finan-
  cial Corporation
  ("BB&T") accounted for
  under the pooling-of-
  interests method......   57,862,080      --    289,310  124,240   420,312     833,862
                          -----------   ------   -------  -------   -------   ---------
BALANCE, DECEMBER 31,
 1993, AS RESTATED......  100,823,294    3,850   504,116  275,426   615,334   1,398,726
ADD (DEDUCT)
 Net income.............          --       --        --       --    112,079     112,079
 Common stock issued by
  pooled companies prior
  to merger.............      525,583      --      2,627    4,563       --        7,190
 Common stock issued....      287,697      --      1,439       60       (41)      1,458
 Common stock acquired
  and retired...........     (638,000)     --     (3,190) (11,497)      --      (14,687)
 Net unrealized
  depreciation on
  securities available
  for sale..............          --       --        --       --    (35,611)    (35,611)
 Mergers accounted for
  under the purchase
  method................      136,699      --        683    2,003       --        2,686
 Cash dividends declared
  by merged companies...          --       --        --       --    (19,419)    (19,419)
 Cash dividends declared
  by Southern National:
 Common stock...........          --       --        --       --    (12,759)    (12,759)
 Preferred stock........          --       --        --       --     (2,599)     (2,599)
 Other..................          --       --        --       (44)      999         955
                          -----------   ------   -------  -------   -------   ---------
BALANCE JUNE 30, 1994...  101,135,273   $3,850   505,675  270,511   657,983   1,438,019
                          ===========   ======   =======  =======   =======   =========
BALANCE, DECEMBER 31,
 1994, AS PREVIOUSLY
 REPORTED...............   44,158,751   $3,850   220,794  164,934   242,766     632,344
 Merger with BB&T
  accounted for under
  the pooling-of-
  interests method......   58,056,281      --    290,281  120,665   453,187     864,133
                          -----------   ------   -------  -------   -------   ---------
BALANCE, DECEMBER 31,
 1994, AS RESTATED......  102,215,032    3,850   511,075  285,599   695,953   1,496,477
ADD (DEDUCT)
 Net income.............          --       --        --       --     44,745      44,745
 Common stock issued....    1,154,024      --      5,770   13,319       --       19,089
 Common stock acquired
  and retired...........     (659,750)     --     (3,299) (10,561)      --      (13,860)
 Net unrealized appreci-
  ation on securities
  available for sale....          --       --        --       --     81,639      81,639
 Cash dividends declared
  by Southern National:
 Common stock...........          --       --        --       --    (53,948)    (53,948)
 Preferred stock........          --       --        --       --     (2,552)     (2,552)
 Preferred stock ac-
  quired and retired....          --       (91)      --    (2,267)      --       (2,358)
 Other..................          --       --        --       --        919         919
                          -----------   ------   -------  -------   -------   ---------
BALANCE, JUNE 30, 1995..  102,709,306   $3,759   513,546  286,090   766,756   1,570,151
                          ===========   ======   =======  =======   =======   =========

--------
* Other includes unvested restricted stock, loan to employee stock ownership plan and unearned compensation.

          See accompanying notes to consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                           1995        1994
                                                        ----------  ----------
                                                             (DOLLARS IN
                                                             THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................................ $   44,745     112,079
 Adjustments to reconcile net income to net cash pro-
  vided by operating activities:
 Provision for loan and lease losses...................     14,000       8,403
 Depreciation of premises and equipment................     15,357      13,835
 Amortization of intangibles...........................      4,801       3,836
 Accretion of negative goodwill........................     (3,191)     (2,916)
 Amortization of unearned stock compensation...........        919         874
 Discount accretion and premium amortization on secu-
  rities, net..........................................      2,038       4,037
 Gain on sales of trading account securities, net......        (38)       (537)
 Loss (gain) on sales of securities, net...............     19,845      (2,148)
 Loss (gain) on sales of loans and mortgage loan ser-
  vicing rights, net...................................        126      (1,225)
 Gain on disposals of premises and equipment, net......     (8,516)     (1,280)
 Loss on foreclosed property and other real estate,
  net..................................................        927         335
 Proceeds from sales of trading account securities,
  net of purchases.....................................     25,984         537
 Proceeds from sales of loans held for sale............    130,360     508,145
 Purchases of loans held for sale......................    (54,260)        --
 Origination of loans held for sale, net of principal
  collected............................................   (152,846)   (241,006)
 Decrease (increase):
  Accrued interest receivable..........................    (38,967)     (7,114)
  Other assets.........................................     65,142       7,353
 Increase (decrease) in:
  Accrued interest payable.............................     11,512         492
  Accounts payable and other liabilities...............     64,719     (78,848)
                                                        ----------  ----------
   Net cash provided by operating activities...........    142,657     324,852
                                                        ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available for sale..    977,827     616,443
 Maturities of securities..............................    655,354     681,485
 Purchases of securities............................... (1,687,184) (1,436,773)
 Leases made to customers..............................    (22,219)    (20,339)
 Principal collected on leases.........................     23,378      19,733
 Loan originations, net of principal collected.........   (645,059)   (300,477)
 Purchases of loans....................................     (5,382)        --
 Net cash acquired in transactions accounted for under
  the purchase method of accounting....................        --          229
 Proceeds from disposals of premises and equipment.....      7,632       5,859
 Purchases of premises and equipment...................    (35,552)    (35,109)
 Proceeds from sales of foreclosed property............      5,439      15,161
 Proceeds from sales of other real estate held for de-
  velopment or sale....................................      2,947       8,727
 Other.................................................     (8,216)     (4,721)
                                                        ----------  ----------
   Net cash used in investing activities...............   (731,035)   (449,782)
                                                        ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits...................     22,402    (236,442)
 Net increase in short-term borrowed funds.............    244,685     476,058
 Net increase (decrease) in long-term debt.............    401,709    (217,513)
 Net proceeds from common stock issued.................     19,089       8,648
 Common stock acquired and retired.....................    (13,860)    (14,687)
 Preferred stock acquired and retired..................     (2,358)        --
 Cash dividends paid on common and preferred stock.....    (44,681)    (34,788)
                                                        ----------  ----------
   Net cash provided by (used in) financing activities.    626,986     (18,724)
                                                        ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...     38,608    (143,654)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......    671,777     859,632
                                                        ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............. $  710,385     715,978
                                                        ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
 Interest.............................................. $  379,439     263,595
 Income taxes..........................................     70,121      73,141
 Noncash financing and investing activities:
 Transfer of loans to foreclosed property..............      4,101      13,599
 Common stock issued upon conversion of debentures.....         35         --
 Transfer of securities from held to maturity to
  available for sale...................................        --        5,934
 Transfer of securities from available for sale to
  held to maturity.....................................        --        2,216

          See accompanying notes to consolidated financial statements.

                SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1995
                                  (UNAUDITED)

A. BASIS OF PRESENTATION

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of Southern National Corporation and subsidiaries ("Southern National" or "SNC") as of June 30, 1995, and December 31, 1994; the consolidated statements of income for the three months and six months ended June 30, 1995 and 1994; and the consolidated statements of cash flows for the six months ended June 30, 1995 and 1994.

  The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in Southern National's latest annual report on Form 10-K, as restated for the mergers with BB&T Financial Corporation ("BB&T") and Commerce Bank ("Commerce") in Southern National's current report on Form 8-K dated June 30, 1995, should also be referred to in connection with the reading of these unaudited interim consolidated financial statements.

  Certain amounts for 1994 have been reclassified to conform with statement presentations for 1995. The reclassifications have no effect on shareholders' equity or net income as previously reported.

B. NEW ACCOUNTING PRONOUNCEMENTS

  As of January 1, 1995, Southern National adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The bank had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

  The total recorded investment for impaired loans at June 30, 1995, was $13.6 million, offset by a valuation allowance of $1.1 million, which resulted in a net carrying value of $12.5 million. There were no investments in impaired loans which did not have a related valuation allowance. The average recorded investment in impaired loans during the first six months of 1995 totaled $13.2 million. Southern National recognizes no interest income on loans that are impaired. Cash receipts for both principal and interest are applied directly to principal.

  As of July 1, 1995, Southern National adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that mortgage banking enterprises recognize as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired, and that mortgage banking enterprises assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights. It is not anticipated that the implementation of this standard will have a material impact on the financial condition or results of operations of Southern National.

C. MERGERS

  On August 1, 1994, Southern National and BB&T jointly announced the signing of a definitive agreement to merge. The merger was completed on February 28, 1995, by the issuance of 1.45 shares of Southern National common stock for each share of BB&T stock outstanding. BB&T completed an acquisition of Commerce on January 10, 1995, by the issuance of 1.305 shares of BB&T common stock for each share of Commerce stock outstanding. Both transactions were accounted for as poolings-of-interests.

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

  Total assets at June 30, 1995 were $20.7 billion, an $807.2 million increase from the balance at December 31, 1994. The increase was generated by growth of $652.9 million in net loans and leases, including loans held for sale, and $129.4 million in securities. The growth in net loans reflects an annualized growth rate of 10.1% and an annualized growth rate of 4.8% for securities.

  The continued strong loan growth is being funded through increases in short-term borrowed funds, which rose $244.7 million during the first six months of 1995, and long-term debt, which grew $401.7 million. The growth in long-term debt was comprised primarily of Federal Home Loan Bank ("FHLB") advances. During the first quarter, securities declined $196.6 million because of a restructuring of the securities portfolio. This restructuring was undertaken to conform the investment policies and portfolios of the combined companies after merger. Mortgage-backed securities with average projected maturities of approximately five years accounted for the majority of securities sold. The balance was comprised of older, lower yielding U.S. Treasuries and Federal agency securities with average maturities of three to five years. The average combined yield at cost for securities sold was approximately 6.00%. The total loss recognized on the sales was $19.8 million. Reinvestment of proceeds from the restructuring was accomplished during the first and second quarters. U.S. Treasuries and agency securities with average maturities of three years and average yields at cost of approximately 7.00% were purchased. The reinvestment of proceeds from this restructuring and maturities of securities resulted in growth during the second quarter of $102.2 million in the held-to-maturity portfolio and $223.8 million in the available- for-sale portfolio. At June 30, 1995, the portfolio had unrealized appreciation, after tax, of $9.1 million compared to unrealized depreciation, after tax, of $27.0 million at March 31, 1995 and $72.6 million at December 31, 1994. The taxable equivalent yield on the securities portfolio during the second quarter was 6.28%, up from 6.05% in the first quarter of 1995 and 5.87% in the fourth quarter of 1994.

  The restructuring of the securities portfolio described above resulted in a shift in portfolio holdings. The combined balance sheets of BB&T and SNC contained a high concentration of mortgage-related assets, comprised of whole loans and securities acquired as a result of acquisitions of thrift institutions during the last few years. As a result of those acquisitions, the concentration of mortgage-related assets had become a significant factor on the balance sheets of both organizations. The sale of mortgage-backed securities was, in part, carried out to reduce the concentration of this type of asset on the balance sheet of the combined organization. Mortgage-related assets typically have longer durations than other bank assets and are generally more sensitive to changes in interest rates. The replacement of these securities with U.S. Treasuries and other Federal agency securities improved the mix of assets from both credit and interest sensitivity measurements.

  The sale of securities resulted in a shortening of the average life of the combined investment portfolios which has improved the overall interest rate sensitivity of the balance sheet. The company has experienced a shift toward liability sensitivity because of the previously mentioned mergers of thrift institutions which are traditionally positioned with longer-duration assets, funded with shorter-duration liabilities. The restructuring reduced this funding mismatch and reduced overall interest rate sensitivity for the combined corporation.

  Total deposits increased by $22.4 million from the December 31, 1994 balance. Many financial institutions are seeing a trend of slower deposit growth because of competition for deposits from various non-financial institution sources. The flat deposit growth experienced by Southern National has required management to seek alternate funding sources, such as short-term borrowed funds, FHLB advances and Federal funds purchased. The use of these funding sources, which are typically tied to the Federal funds rate and reprice more quickly than deposits, contributed to the lower margin in the second quarter as compared to prior quarters. As mentioned above, short-term borrowed funds increased $244.7 million during the first six months. The strategies employed in the management of interest-bearing liabilities and interest-earning assets are further discussed in "Asset/Liability Management."

ASSET QUALITY

  Nonperforming assets were $58.3 million at June 30, 1995, compared to $59.6 million at year-end 1994. The allowance for losses as a percentage of loans and leases was 1.28% at June 30, 1995 and nonperforming assets as a percentage of loan-related assets were .42%, compared to 1.31% and .45%, respectively, at December 31, 1994. These ratios were $1.42% and .61%, respectively, on June 30, 1994. The quality of the loan portfolio significantly improved during 1994 and has remained strong during the first six months of 1995. Southern National experienced an unusually low level of net charge-offs during 1994, falling from .31% of average loans and leases for the year ended December 31, 1993 to
 .14% for the year ended December 31, 1994. First quarter 1995 net charge-offs totaled $4.5 million, or an annualized rate of .14% of average loans and leases, and the second quarter 1995 levels increased to $5.0 million, or .15% of average loans and leases on an annualized basis. This level of net charge-offs is higher than the first six months of 1994 because of substantial recoveries which were realized during 1994. The adequacy of the current allowance is evidenced by the increase in the ratio of the allowance for losses to 8.76 times net charge-offs, up from 5.03 times at December 31, 1994. Loan 90 days or more past due and still accruing interest increased significantly during the second quarter compared to December 31, 1994. The largest portion of the increase related to conforming the nonaccrual policies of Southern National and BB&T subsequent to merger.

  The provision for loan and lease losses in the first half of 1995 was $14.0 million compared to $8.4 million in the same period of 1994. The increase in the provision primarily reflects higher net charge-offs during the second quarter of 1995 compared to 1994. Asset quality statistics relevant to the last five calendar quarters are presented in the accompanying table.

                            ASSET QUALITY ANALYSIS

                                          AS OF/FOR THE QUARTER ENDED
                                   ---------------------------------------------
                                   6/30/95   3/31/95  12/31/94  9/30/94  6/30/94
                                   --------  -------  --------  -------  -------
                                            (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOSSES
  Beginning Balance..............  $174,189  171,734  172,110   173,550  174,006
  Allowance for acquired loans...       --       --     1,119       --       --
  Provision for losses...........     7,000    7,000    7,104     2,339    2,902
  Net charge-offs................    (5,014)  (4,545)  (8,599)   (3,779)  (3,358)
                                   --------  -------  -------   -------  -------
    Ending balance...............  $176,175  174,189  171,734   172,110  173,550
                                   ========  =======  =======   =======  =======
NONPERFORMING ASSETS
  Nonaccrual loans & leases......  $ 48,927   48,451   47,039    43,219   55,496
  Foreclosed property............     8,759   11,239   12,153    17,963   18,577
  Restructured loans.............       611      623      402       474      207
                                   --------  -------  -------   -------  -------
    Nonperforming assets.........  $ 58,297   60,313   59,594    61,656   74,280
                                   ========  =======  =======   =======  =======
  Loans 90 days or more past due
   & still accruing..............  $ 30,335   21,653   24,224    27,134   27,667
                                   ========  =======  =======   =======  =======
ASSET QUALITY RATIOS
Nonaccrual loans & leases as a
 percentage of total loans &
 leases..........................       .36%     .36      .36       .34      .45
Nonperforming assets as a
 percentage of:
  Total assets...................       .28      .30      .30       .32      .39
  Loans & leases plus foreclosed
   property......................       .42      .45      .45       .49      .61
Net charge-offs as a percentage
 of average loans & leases.......       .15      .14      .27       .12      .11
Allowance for losses as a
 percentage of loans & leases....      1.28     1.30     1.31      1.36     1.42
RATIO OF ALLOWANCE FOR LOSSES TO:
  Net charge-offs................      8.76x    9.45     5.03     11.48    12.89
  Nonaccrual loans & leases......      3.60     3.60     3.65      3.98     3.13

  All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

                          ASSET/LIABILITY MANAGEMENT

  Asset/liability management activities are designed to assure liquidity and, through the management of Southern National's interest sensitivity position, to manage the impact of interest rate fluctuations on net interest income. It is the responsibility of the Asset/Liability Management Committee ("ALCO") to set policy guidelines and to establish long-term strategies with respect to interest rate exposure and liquidity. The ALCO meets regularly to review Southern National's interest rate and liquidity risk exposures in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to assure that the potential impact on earnings and liquidity is within established parameters.

  A prime objective in interest rate risk management is the avoidance of wide fluctuations in net interest income through balancing the impact of changes in interest rates on interest-sensitive assets and interest-sensitive liabilities. Management uses Interest Sensitivity Simulation Analysis to measure the interest rate sensitivity of earnings.

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

  Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to transform the repricing characteristics of an asset or liability from a fixed to a floating rate, a floating rate to a fixed rate, or one floating rate to another floating rate. The underlying principal positions are not affected. Swap terms generally range from one year to ten years depending on the need. At June 30, 1995, interest rate swaps, caps and floors with a total notional value of $1.4 billion, and terms of up to seven years, were outstanding.

  The following tables set forth certain information concerning Southern National's interest rate swaps, caps and floors at June 30, 1995:

                     INTEREST RATE SWAPS, CAPS AND FLOORS
                                 JUNE 30, 1995

                                NOTIONAL     RECEIVE      PAY       UNREALIZED
TYPE                             AMOUNT       RATE        RATE     GAINS(LOSSES)
----                           ----------  ----------- ----------  -------------
                                           (DOLLARS IN THOUSANDS)
Receive fixed swaps........... $  623,055        6.21%      6.22%   $      639
Pay fixed swaps...............    103,229        6.03       7.26          (976)
Caps and floors...............    700,000         --         --         (3,898)
                               ----------   ---------  ---------    ----------
Total......................... $1,426,284        6.18%      6.37%   $   (4,235)
                               ==========   =========  =========    ==========
                                RECEIVE
                                 FIXED      PAY FIXED   CAPS AND
YEAR-TO-DATE ACTIVITY            SWAPS        SWAPS      FLOORS        TOTAL
---------------------          ----------  ----------- ----------  -------------
Balance, December 31, 1994.... $1,200,000     111,325  1,100,000     2,411,325
Additions.....................        --          --         --            --
Maturities/amortizations......   (176,945)     (6,659)       --       (183,604)
Terminations..................   (400,000)     (1,437)  (400,000)     (801,437)
                               ----------   ---------  ---------    ----------
Balance, June 30, 1995........ $  623,055     103,229    700,000     1,426,284
                               ==========   =========  =========    ==========
                                ONE YEAR   ONE TO FIVE AFTER FIVE
MATURITY SCHEDULE*              OR LESS       YEARS      YEARS         TOTAL
------------------             ----------  ----------- ----------  -------------
Receive fixed swaps........... $   40,000     583,055        --        623,055
Pay fixed swaps...............     40,000      63,229        --        103,229
Caps and floors...............        --      650,000     50,000       700,000
                               ----------   ---------  ---------    ----------
Total......................... $   80,000   1,296,284     50,000     1,426,284
                               ==========   =========  =========    ==========

--------
* Maturities are based on full contract extensions.

  As of June 30, 1995, unearned income and deferred premiums from new swap transactions and deferred losses from terminated swap transactions were $769,000 and $6.7 million, respectively. The unearned income and deferred premiums will be recognized over the next seven years and the deferred losses will be recognized in the next year . The combination of active and terminated transactions resulted in expense of $2.6 million during the second quarter of 1995.

  In addition to interest rate swaps, Southern National utilizes written covered over-the-counter call options on specific securities in the available-for-sale portfolio in order to enhance returns. Option fee income was $415,000 for the second quarter of 1995 and $1.6 million for the first six months of 1995. Unexercised options on securities with total par values of $43.2 million were outstanding at June 30, 1995.

  Southern National also utilizes purchased over-the-counter put options in its mortgage banking activities to hedge the mortgage pipeline, although no such options were outstanding as of June 30, 1995.

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

  Shareholders' equity at June 30, 1995 was $1.6 billion versus $1.5 billion for December 31, 1994. As a percentage of assets, total shareholders' equity was 7.6% at June 30, 1995, up from 7.5% at December 31, 1994. Southern National's book value per common share at June 30, 1995 was $14.59, versus $13.92 at December 31, 1994. The increase in book value per common share reflects the $9.1 unrealized appreciation at June 30, 1995 compared to unrealized depreciation of $72.6 million at year end. Average shareholders' equity as a percentage of average assets was 7.6% for the six months ended June 30, 1995 and 1994.

  Tier 1 and total risk-based capital ratios at June 30, 1995 were 11.3% and 12.6%, respectively. The leverage ratio was 7.4% at the end of the second quarter. These capital ratios measure the capital to risk-weighted assets and off-balance sheet items as defined by Federal Reserve Board ("FRB") guidelines. An 8% minimum of total capital to risk-weighted assets is required. One-half of the 8% minimum must consist of tangible common shareholders' equity (Tier 1 capital) under regulatory guidelines. The leverage ratio, established by the FRB, measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3%.

                            CAPITAL ADEQUACY RATIOS

                                              1995                1994
                                         --------------- -----------------------
                                         SECOND   FIRST  FOURTH   THIRD  SECOND
                                         QUARTER QUARTER QUARTER QUARTER QUARTER
                                         ------- ------- ------- ------- -------
Average equity to average assets........  7.61%   7.60    7.67    7.62    7.57
Equity to assets at period end..........  7.60    7.51    7.54    7.60    7.63
Risk-based capital ratios:
  Tier 1 capital........................  11.3    11.5    12.3    12.3    12.4
  Total capital.........................  12.6    12.7    13.6    13.6    13.7
Leverage ratio..........................   7.4     7.3     7.8     7.7     7.6

                       ANALYSIS OF RESULTS OF OPERATIONS

  Southern National realized net income for the first six months of 1995 of $44.7 million, compared to earnings of $112.1 million during the first six months of 1994. On a fully diluted per share basis, net income for the six months ended June 30, 1995 was $.41, compared to earnings of $1.05 for the same period in 1994. The decrease in earnings was caused by approximately $104.4 million in pretax nonrecurring charges related to the merger between Southern National and BB&T, $19.8 million in securities losses resulting from the restructuring of the securities portfolio discussed in the "Analysis of Financial Condition" and an $11.9 million gain on the sale of divested branches. The net after-tax impact of the nonrecurring items and securities losses was $72.7 million. A brief description of the nature of the nonrecurring items is presented below:

                                                      FIRST   SECOND    YEAR-
                                                     QUARTER  QUARTER  TO-DATE
                                                     -------- -------  -------
                                                      (DOLLARS IN THOUSANDS)
Other service charges, commissions and fees......... $    --      470      470
Other noninterest income (premium on divested
 deposits)..........................................      --  (11,866) (11,866)
Securities losses...................................   19,787     --    19,787
Personnel expense...................................   50,611   4,660   55,271
Occupancy expense...................................    3,831     135    3,966
Furniture and equipment expense.....................    3,005   3,079    6,084
Other noninterest expense...........................   25,946   6,980   32,926
Income taxes (pre-tax equivalent)...................    4,566     --     4,566
                                                     -------- -------  -------
Total............................................... $107,746   3,458  111,204
                                                     ======== =======  =======
Total--net of tax................................... $ 70,532   2,120   72,652
                                                     ======== =======  =======

  Excluding nonrecurring items and securities losses, Southern National would have had net income after tax for the first six months of 1995 of $117.4 million, or $1.08 per fully diluted share. Second quarter earnings, exclusive of the nonrecurring items, represented a return on assets of 1.18% and a return on common equity of 16.0%. Excluding nonrecurring items, fully diluted earnings per share for the second quarter were $.55 compared to $.54 in the first quarter.

NET INTEREST INCOME

  Net interest income on a fully taxable equivalent ("FTE") basis was $383.2 million for the first six months of 1995 compared to $373.8 million for the same period in 1994, a 2.5% increase. This increase resulted from a 7.6% growth in average earning assets, offset by a decline in the net interest margin from 4.30% to 4.10%. The decline in margin was caused primarily by competitive market factors in the pricing of loans and deposits, as well as the more frequent repricing of interest-bearing sources of funds, compared with the repricing of earning assets. In addition, as a result of the merger, Southern National has competitively priced loans and deposits to protect current market positions.

                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS

                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                                         1995 V. 1994
                                                                                   --------------------------
 FULLY TAXABLE EQUIVALENT      AVERAGE BALANCES    YIELD / RATE   INCOME / EXPENSE            CHANGE DUE TO
 ------------------------   ---------------------- -------------- ----------------  INCREASE  ---------------
                               1995        1994     1995    1994    1995    1994   (DECREASE)  RATE    VOLUME
                            ----------- ---------- ------  ------ -------- ------- ---------- -------  ------
                                                        (DOLLARS IN THOUSANDS)
 Assets
 Securities (1):
  U.S. Treasury,
  government and other
  (5)....................   $ 5,248,737  5,130,525   6.07%   5.77 $158,050 146,702  $ 11,348    7,914   3,434
  States and political
  subdivisions...........       175,898    185,086   8.93    9.38    7,787   8,609      (822)    (406)   (416)
                            ----------- ---------- ------  ------ -------- -------  --------  -------  ------
  Total securities (5)...     5,424,635  5,315,611   6.16    5.89  165,837 155,311    10,526    7,508   3,018
 Other earning assets
 (2).....................        47,188    132,521   5.94    3.23    1,389   2,123      (734)   1,131  (1,865)
 Loans and leases, net of
 unearned income
 (1)(3)(4)(5)............    13,372,850 12,071,629   9.15    8.03  606,918 480,418   126,500   71,557  54,943
                            ----------- ---------- ------  ------ -------- -------  --------  -------  ------
  Total earning assets...    18,844,673 17,519,761   8.28    7.34  774,144 637,852   136,292   80,196  56,096
                            ----------- ----------
  Non-earning assets.....     1,172,343  1,111,894
                            ----------- ----------
   Total assets..........   $20,017,016 18,631,655
                            =========== ==========
 Liabilities and
 Shareholders' Equity
 Interest-bearing
 deposits:
  Savings deposits.......   $ 3,212,847  3,548,879   2.32    2.12   36,886  37,383      (497)   3,206  (3,703)
  Money market deposits..     1,695,203  1,619,927   3.58    3.09   30,136  24,848     5,288    4,092   1,196
  Time deposits..........     7,684,996  7,347,961   5.39    4.01  205,292 146,234    59,058   52,079   6,979
                            ----------- ---------- ------  ------ -------- -------  --------  -------  ------
   Total interest-bearing
   deposits..............    12,593,046 12,516,767   4.36    3.36  272,314 208,465    63,849   59,377   4,472
 Short-term borrowed
 funds...................     3,044,118  2,094,308   5.91    3.56   89,253  37,007    52,246   30,953  21,293
 Long-term debt..........       908,230    644,835   6.52    5.82   29,384  18,615    10,769    2,457   8,312
                            ----------- ---------- ------  ------ -------- -------  --------  -------  ------
   Total interest-bearing
   liabilities...........    16,545,394 15,255,910   4.76    3.49  390,951 264,087   126,864   92,787  34,077
                            ----------- ---------- ------  ------ -------- -------  --------  -------  ------
   Demand deposits.......     1,693,399  1,747,705
   Other liabilities.....       256,402    210,933
   Shareholders' equity..     1,521,821  1,417,107
                            ----------- ----------
   Total liabilities and
   shareholders' equity..   $20,017,016 18,631,655
                            =========== ==========
 Average interest rate
 spread..................                            3.52    3.85
 Net yield on earning
 assets..................                            4.10%   4.30 $383,193 373,765  $  9,428  (12,591) 22,019
                                                   ======  ====== ======== =======  ========  =======  ======
 Taxable equivalent
 adjustment..............                                         $ 15,410  13,839
                                                                  ======== =======

----
(1) Yields related to securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis using statutory tax rates in effect for the periods presented.
(2) Includes federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for the periods presented are included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans is included as income.
(5) Includes assets held for sale or available for sale at amortized cost.

  Net interest income FTE for the second quarter of 1995 was $192.9 million, up from $190.3 million for the first quarter of 1995 and $188.3 million for the second quarter of 1994. The higher level of net interest income reflected growth during the second quarter in earning assets, which increased $423.5 million from March 31, 1995 and $1.5 million from June 30, 1994. The growth occurred principally in loans and leases. The impact of increases in earning assets was offset by a decline in the margin during the second quarter of eight basis points to 4.06%. This compares to a margin of 4.29% for the second quarter of 1994. The decline in margin resulted primarily from higher costs of funding sources, such as short-term borrowed funds, and the increased competitive factors discussed above. The effects of the quarterly fluctuations of interest rates and interest-sensitive assets and liabilities on net interest income are presented in the accompanying table.

                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                                       1995 V. 1994
                                                                                 --------------------------
                               AVERAGE BALANCES    YIELD/RATE    INCOME/EXPENSE             CHANGE DUE TO
                            ---------------------- ------------ ----------------  INCREASE  ---------------
 FULLY TAXABLE EQUIVALENT      1995        1994    1995   1994    1995    1994   (DECREASE)  RATE    VOLUME
 ------------------------   ----------- ---------- -----  ----- -------- ------- ---------- -------  ------
                                                               (DOLLARS IN THOUSANDS)
 ASSETS
 Securities (1):
  U.S. Treasury,
  government and other
  (5)....................   $ 5,295,064  5,227,769  6.20%  5.66 $ 81,813  73,760  $ 8,053     7,093     960
  States and political
  subdivisions...........       171,520    182,689  8.86   9.35    3,788   4,258     (470)     (217)   (253)
                            ----------- ----------  ----   ---- -------- -------  -------   -------  ------
  Total securities (5)...     5,466,584  5,410,458  6.28   5.78   85,601  78,018    7,583     6,876     707
 Other earning assets
 (2).....................        47,557    108,971  6.18   3.50      733     952     (219)      492    (711)
 Loans and leases, net of
 unearned income
 (1)(3)(4)(5)............    13,541,095 12,082,232  9.23   8.16  311,721 245,862   65,859    34,305  31,554
                            ----------- ----------  ----   ---- -------- -------  -------   -------  ------
  Total earning assets...    19,055,236 17,601,661  8.38   7.40  398,055 324,832   73,223    41,673  31,550
                            ----------- ----------              -------- -------  -------   -------  ------
  Non-earning assets.....     1,194,168  1,110,467
                            ----------- ----------
   Total assets..........   $20,249,404 18,712,128
                            =========== ==========
 LIABILITIES AND
 SHAREHOLDERS' EQUITY
 Interest-bearing
 deposits:
  Savings deposits.......   $ 3,252,569  3,392,854  2.31   2.22   18,733  18,774      (41)      751    (792)
  Money market deposits..     1,580,537  2,037,463  3.79   2.58   14,932  13,129    1,803     5,193  (3,390)
  Time deposits..........     7,772,236  7,091,964  5.60   4.14  108,515  73,201   35,314    27,763   7,551
                            ----------- ----------  ----   ---- -------- -------  -------   -------  ------
   Total interest-bearing
   deposits..............    12,605,342 12,522,281  4.52   3.37  142,180 105,104   37,076    33,707   3,369
 Short-term borrowed
 funds...................     3,219,920  2,232,787  6.00   3.91   48,194  21,782   26,412    14,452  11,960
 Long-term debt..........       910,946    630,600  6.50   6.12   14,761   9,619    5,142       632   4,510
                            ----------- ----------  ----   ---- -------- -------  -------   -------  ------
   Total interest-bearing
   liabilities...........    16,736,208 15,385,668  4.92   3.56  205,135 136,505   68,630    48,791  19,839
                            ----------- ----------  ----   ---- -------- -------  -------   -------  ------
   Demand deposits.......     1,709,573  1,699,339
   Other liabilities.....       263,716    210,438
   Shareholders' equity..     1,539,907  1,416,683
                            ----------- ----------
   Total liabilities and
   shareholders' equity..   $20,249,404 18,712,128
                            =========== ==========
 Average interest rate
 spread..................                           3.46   3.84
 Net yield on earning
 assets..................                           4.06%  4.29 $192,920 188,327  $ 4,593    (7,118) 11,711
                                                    ====   ==== ======== =======  =======   =======  ======
 Taxable equivalent
 adjustment..............                                       $  7,958   7,061
                                                                ======== =======

----
(1) Yields related to securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis using statutory tax rates in effect for the periods presented.
(2) Includes federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for the periods shown are included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans is included as income.
(5) Includes assets held for sale or available for sale at amortized cost.

  Hedging strategies have been used in the past and will be utilized in the future to reduce sensitivity to interest rate movements. See the "Asset/Liability Management" section for additional discussion of hedging strategies.

NONINTEREST INCOME

  Noninterest income for the six months ended June 30, 1995 was $102.6 million, compared to $112.0 million for the same period in 1994. Securities losses of $19.8 million were the primary factor contributing to the decline. This decline was offset to an extent by an $11.9 million gain on the sale of divested branches. The percentage of total revenues, calculated as net interest income plus noninterest income excluding securities gains or losses, derived from noninterest (fee-based) income for the six months ended June 30, 1995 was 25%, up from 23% for the second quarter of 1994.

  Service charges on deposit accounts were stable for the first six months in 1995 compared to 1994, increasing by $1.3 million or 3.0%. Several factors accounted for the lack of significant growth in service charges on deposits. The primary factor has been the relative lack of growth in deposits from June 30, 1994 to June 30, 1995. Also, rising interest rates during 1994 and 1995 negatively affected service charges on deposit accounts by increasing the earnings credit used in service charge computations.

  Total nondeposit fees and commissions increased by $1.8 million to a level of $54.3 million in 1995 compared with $52.5 million in the first six months of 1994. Major sources of nondeposit fees and commissions generating the increase were bankcard income, up $2.7 million from the prior year balance; rental income on equipment under lease, up $876,000; credit insurance fees, increased $469,000; and general insurance commissions, up $773,000 over the prior year. Other significant fluctuations in noninterest income included mortgage banking income, which decreased 36.2%, from $12.9 million for the first half of 1994 to $8.2 million during the same period in 1995. Most of the decrease in mortgage banking income reflects a $4.5 million decline in the net gain on the sales of mortgage loans. Trust revenues, bankcard fees and general insurance commissions all posted gains in the second quarter of 1995 compared to the same period last year.

NONINTEREST EXPENSE

  Noninterest expense was $388.9 million for the first six months of 1995 compared to $293.1 million for the same period a year ago. The merger-related accruals and expenses discussed above led to an elevated level of noninterest expense in the first six months of 1995. These items included $98.2 million of nonrecurring charges which primarily affected personnel expense and other noninterest expense.

  Excluding nonrecurring charges, personnel expense, the largest component of noninterest expense, decreased from $148.4 million for the first six months of 1994, to $144.3 million for the same period in 1995. This decline reflected efficiencies accomplished as a result of the Southern National/BB&T merger. The nonrecurring charges discussed above contributed $55.3 million to total personnel costs during the first six months in the form of severance pay, termination of employment contracts, early retirement packages and related benefits.

  Occupancy and equipment expense, excluding nonrecurring charges for the six months ended June 30, 1995 increased $3.2 million, or 7.3%, compared to 1994. On-going depreciation of property and equipment purchased in connection with implementing the merger was a major component of the increase. $10.1 million in nonrecurring charges relating to branch closings and the consolidation of bank operations and systems associated with the merger significantly affected total occupancy and equipment expense.

  Federal deposit insurance expense decreased $619,000, or 3.7%, for the six months ended June 30, 1995 as a result of flat deposit growth and elevated 1994 FDIC expense during the first six months which occurred because The First Savings Bank, FSB, acquired in the first quarter of 1994, paid higher FDIC insurance premiums than Southern National has historically paid because of its supervisory risk rating.

  Excluding the $32.9 million in nonrecurring charges, other noninterest expenses decreased $1.0 million, or 1.2%, primarily because of efficiencies resulting from the merger.

PROVISION FOR INCOME TAXES

  Federal income taxes decreased from an expense of $58.3 million for the six months ending June 30, 1994 to $22.8 million for the same period in 1995. Effective tax rates were 34.2% and 33.7%, respectively.

PROFITABILITY MEASURES

                               1995                1994
                          --------------- -----------------------
                          SECOND   FIRST  FOURTH   THIRD  SECOND
                          QUARTER QUARTER QUARTER QUARTER QUARTER
                          ------- ------- ------- ------- -------
Return on average as-
 sets...................    1.13%  (0.26)   1.27    1.29    1.22
Return on average common
 equity.................   15.32   (3.93)  17.09   17.51   16.67
Net interest margin.....    4.06    4.14    4.26    4.28    4.29
Yield to break even.....    2.12    4.35    2.05    2.00    2.16
Efficiency ratio (tax-
 able equivalent)*......    58.1    58.8    57.5    57.5    59.7

--------
* Excludes gains on sale of servicing rights, securities gains (losses) and foreclosed property expense for all periods and nonrecurring items and merger-related expenses of $83,393 included in noninterest expense for the first quarter of 1995 and $3,458 for the second quarter of 1995.

                                   PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit 11--"Computation of Earnings Per Share" is included herein.

  (b) Exhibit 27--"Financial Data Schedule" is included in the electronically-filed document as required.

  (c) Southern National filed a Form 8-K under Item 5 on February 24, 1995 which included consolidated financial statements for BB&T and pro forma condensed financial information relating to Southern National's merger with BB&T. Southern National filed a Form 8-K under Item 2 on March 14, 1995 to report the completion of the merger of the bank holding companies of BB&T and Southern National, effective February 28, 1995. A Form 8-K/A was subsequently filed on May 15, 1995, to amend this Form 8-K in order to file BB&T Financial Corporation's 1994 audited financial statements, as well as related pro forma statements including Southern National and Commerce. A second amendment on Form 8-K/A dated May 22, 1995 was filed to update the information filed on May 15, 1995. A third amendment on Form 8-K/A was filed on August 4, 1995 to further update the pro forma financial information included in the previous filings. A Form 8-K was filed under Item 5 on May 24, 1995 to place the 1994 Summary Annual Report on file with the Securities and Exchange Commission. On June 30, 1995, Southern National filed a Current Report on Form 8-K under Item 5 to restate the December 31, 1994 Form 10-K for the mergers with Commerce Bank and BB&T Financial Corporation. On August 3, 1995, Southern National filed a Form 8-K under Item 5 to report the results of operations and financial condition as of June 30, 1995.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                       Southern National Corporation
                                         (Registrant)

                                              /s/  Scott E. Reed
Date: August 14, 1995                  By: ___________________________________
                                                   Scott E. Reed,
                                            Executive Vice President and
                                               Chief Financial Officer


                                                /s/ Sherry A. Kellett
Date: August 14, 1995                  By: ___________________________________
                                                    Sherry A. Kellett,
                                       Executive Vice President and Controller
                                           (Principal Accounting Officer)