Form 10-Q
period 1995-09-30
SOUTHERN NATIONAL CORP /NC/
filed 1995-11-14
CIK 92230

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                        For the quarterly period ended:
                               September 30, 1995
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

                                 (910) 773-7200
              (Registrant's Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
     At October 31, 1995, 103,300,000 shares of the registrant's common stock, $5 par value, were outstanding.
     This Form 10-Q has 20 pages. The Exhibit Index is included on page 18.

                         SOUTHERN NATIONAL CORPORATION
                                   FORM 10-Q
                               SEPTEMBER 30, 1995
                                     INDEX

                                                                                                                       PAGE NO.
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..........................................................................        3
     Consolidated Financial Statements..............................................................................        3
     Notes to Consolidated Financial Statements.....................................................................        7
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................        8
     Analysis of Financial Condition................................................................................        8
     Asset/Liability Management.....................................................................................       10
     Capital Adequacy and Resources.................................................................................       12
     Analysis of Results of Operations..............................................................................       13
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings.........................................................................................       18
  Item 6. Exhibits and Reports on Form 8-K..........................................................................       18
SIGNATURES..........................................................................................................       19
EXHIBIT 11 Computation of Earnings Per Share.
EXHIBIT 27 Financial Data Schedule -- Included with electronically-filed document only.

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                    SEPTEMBER
                                                                                                       30,        DECEMBER 31,
                                                                                                      1995            1994
                                                                                                     (DOLLARS IN THOUSANDS,
                                                                                                     EXCEPT PER SHARE DATA)
ASSETS
  Cash and due from depository institutions.....................................................   $   587,453        637,794
  Interest-bearing bank balances................................................................         2,307         20,962
  Federal funds sold and other short-term investments...........................................         7,003         13,021
  Securities available for sale (amortized cost: $3,470,522 at September 30, 1995, and
     $3,579,461 at December 31, 1994)...........................................................     3,484,809      3,459,698
  Securities held to maturity (market value: $1,896,903 at September 30, 1995, and $1,889,911 at
     December 31, 1994).........................................................................     1,894,836      1,965,419
  Loans and leases..............................................................................    14,045,637     13,108,102
     Allowance for losses.......................................................................      (174,069)      (171,734)
       Net loans and leases.....................................................................    13,871,568     12,936,368
  Premises and equipment, net...................................................................       307,319        333,069
  Other assets..................................................................................       520,778        488,732
       TOTAL ASSETS.............................................................................   $20,676,073     19,855,063
LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing deposits..................................................................   $ 1,845,262      1,843,019
  Interest-bearing deposits.....................................................................    12,589,778     12,471,135
       Total deposits...........................................................................    14,435,040     14,314,154
  Short-term borrowed funds.....................................................................     3,012,707      2,902,528
  Accounts payable and other liabilities........................................................       315,897        231,149
  Long-term debt................................................................................     1,305,282        910,755
       TOTAL LIABILITIES........................................................................    19,068,926     18,358,586
SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par, 5,000,000 shares authorized, 740,369 issued and outstanding at
     September 30, 1995, 770,000 issued and outstanding at December 31, 1994....................         3,702          3,850
  Common stock, $5 par, 300,000,000 shares authorized, 103,323,683 issued and outstanding at
     September 30, 1995, 102,215,032 issued and outstanding at December 31, 1994................       516,617        511,075
  Paid-in capital...............................................................................       282,191        285,599
  Retained earnings.............................................................................       802,617        775,979
  Loan to employee stock ownership plan and unvested restricted stock...........................        (6,301)        (7,442)
  Net unrealized appreciation (depreciation) on securities available for sale...................         8,321        (72,584)
       TOTAL SHAREHOLDERS' EQUITY...............................................................     1,607,147      1,496,477
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................................   $20,676,073     19,855,063

          See accompanying notes to consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE PERIODS AS INDICATED
                                  (UNAUDITED)

                                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,              SEPTEMBER 30,
                                                                           1995         1994          1995          1994
                                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans and leases...............................   $314,326      262,679        917,385      739,882
  Interest and dividends on securities................................     79,528       72,044        233,814      216,731
  Interest on short-term investments..................................        401        2,066          1,790        4,189
     Total interest income............................................    394,255      336,789      1,152,989      960,802
INTEREST EXPENSE
  Interest on deposits................................................    142,779      113,318        415,093      321,783
  Interest on short-term borrowed funds...............................     46,821       27,418        136,074       64,425
  Interest on long-term debt..........................................     20,384        9,477         49,768       28,092
     Total interest expense...........................................    209,984      150,213        600,935      414,300
NET INTEREST INCOME...................................................    184,271      186,576        552,054      546,502
  Provision for loan and lease losses.................................      7,000        2,339         21,000       10,742
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES.........    177,271      184,237        531,054      535,760
NONINTEREST INCOME
  Service charges on deposit accounts.................................     22,381       21,262         66,162       63,751
  Nondeposit fees and commissions.....................................     15,271       13,709         45,690       39,649
  Trust revenue.......................................................      4,483        4,074         13,478       11,902
  Gain on sale of divested deposits...................................        428           --         12,294           --
  General insurance commissions.......................................      3,479        3,727         11,757       11,202
  Securities gains (losses), net......................................      1,114          919        (18,731)       3,067
  Mortgage banking income.............................................      9,019        4,919         18,581       17,779
  Other income........................................................      5,390        7,150         16,293       20,426
     Total noninterest income.........................................     61,565       55,760        165,524      167,776
NONINTEREST EXPENSE
  Personnel expense...................................................     73,171       73,016        272,747      221,403
  Occupancy and equipment expense.....................................     25,438       22,122         82,722       66,135
  Foreclosed property expense.........................................        524        1,327          2,258        4,173
  Federal deposit insurance expense...................................      2,901        8,015         18,881       24,614
  Other expense.......................................................     42,709       39,600        156,994      120,873
     Total noninterest expense........................................    144,743      144,080        533,602      437,198
EARNINGS
  Income before income taxes..........................................     94,093       95,917        162,976      266,338
  Income tax expense..................................................     31,613       33,766         54,933       92,108
  Net income..........................................................     62,480       62,151        108,043      174,230
     Preferred dividend requirements..................................      1,255        1,299          3,843        3,898
     Income applicable to common shares...............................   $ 61,225       60,852        104,200      170,332
PER COMMON SHARE
  Net income:
     Primary..........................................................   $    .59          .59           1.00         1.67
     Fully diluted....................................................   $    .57          .58            .99         1.63
     Cash dividends declared..........................................   $    .23          .20            .63          .54
AVERAGE SHARES OUTSTANDING
  Primary.............................................................   104,367,957   102,571,211  103,695,276    102,152,579
  Fully diluted.......................................................   109,202,178   107,617,714  108,988,647    107,237,155

          See accompanying notes to consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                         SHARES OF                                        EARNINGS
                                                          COMMON       PREFERRED    COMMON     PAID-IN      AND
                                                           STOCK         STOCK       STOCK     CAPITAL    OTHER*       TOTAL
                                                                                (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1993, AS PREVIOUSLY REPORTED...    42,961,214     $ 3,850     214,806    151,186    195,022      564,864
  Merger with BB&T Financial Corporation ("BB&T")
     accounted for under the pooling-of-interests
     method..........................................    57,862,080          --     289,310    124,240    420,312      833,862
BALANCE, DECEMBER 31, 1993, AS RESTATED..............   100,823,294       3,850     504,116    275,426    615,334    1,398,726
Add (Deduct)
  Net income.........................................            --          --          --         --    174,230      174,230
  Common stock issued by pooled companies prior to
     merger..........................................       911,110          --       4,555      9,877         --       14,432
  Common stock issued................................       390,680          --       1,954        256        (41)       2,169
  Common stock acquired and retired..................      (645,250)         --      (3,226)   (11,610)        --      (14,836)
  Net unrealized depreciation on securities available
     for sale........................................            --          --          --         --    (47,423)     (47,423)
  Mergers accounted for under the purchase method....       136,700          --         683      2,003         --        2,686
  Cash dividends declared by merged companies........            --          --          --         --    (30,500)     (30,500)
  Cash dividends declared by Southern National:
     Common stock....................................            --          --          --         --    (21,451)     (21,451)
     Preferred stock.................................            --          --          --         --     (3,897)      (3,897)
  Other..............................................            --          --          --      2,121      1,416        3,537
BALANCE, SEPTEMBER 30, 1994..........................   101,616,534     $ 3,850     508,082    278,073    687,668    1,477,673
BALANCE, DECEMBER 31, 1994, AS PREVIOUSLY REPORTED...    44,158,751     $ 3,850     220,794    164,934    242,766      632,344
  Merger with BB&T accounted for under the
     pooling-of-interests method.....................    58,056,281          --     290,281    120,665    453,187      864,133
BALANCE, DECEMBER 31, 1994, AS RESTATED..............   102,215,032       3,850     511,075    285,599    695,953    1,496,477
Add (Deduct)
  Net income.........................................            --          --          --         --    108,043      108,043
  Common stock issued................................     2,478,754          --      12,393     24,821         --       37,214
  Common stock acquired and retired..................    (1,436,550)         --      (7,183)   (25,674)        --      (32,857)
  Net unrealized appreciation on securities available
     for sale........................................            --          --          --         --     80,905       80,905
  Cash dividends declared by Southern National:
     Common stock....................................            --          --          --         --    (77,594)     (77,594)
     Preferred stock.................................            --          --          --         --     (3,811)      (3,811)
  Preferred stock acquired and retired...............            --         (92)         --     (2,279)        --       (2,371)
  Preferred stock conversion.........................        66,447         (56)        332       (276)        --           --
  Other..............................................            --          --          --         --      1,141        1,141
BALANCE, SEPTEMBER 30, 1995..........................   103,323,683     $ 3,702     516,617    282,191    804,637    1,607,147

* Other includes unvested restricted stock, loan to employee stock ownership plan and unearned compensation.
          See accompanying notes to consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                                                             1995          1994
                                                                                                           (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................................................   $  108,043       174,230
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan and lease losses................................................................       21,000        10,742
    Depreciation of premises and equipment.............................................................       24,289        24,672
    Amortization of intangibles........................................................................        8,740         5,535
    Accretion of negative goodwill.....................................................................       (4,751)       (4,718)
    Amortization of unearned stock compensation........................................................        1,141         1,416
    Discount accretion and premium amortization on securities, net.....................................        3,144         3,762
    Gain on sales of trading account securities, net...................................................          (31)         (656)
    Loss (gain) on sales of securities, net............................................................       18,731        (3,067)
    Loss (gain) on sales of loans and mortgage loan servicing rights, net..............................          617        (1,257)
    Gain on disposals of premises and equipment, net...................................................       (6,476)       (1,374)
    Loss on foreclosed property and other real estate, net.............................................        1,353           310
    Proceeds from sales of trading account securities, net of purchases................................        3,398           656
    Proceeds from sales of loans held for sale.........................................................      380,443       558,419
    Purchases of loans held for sale...................................................................     (180,180)       (4,971)
    Origination of loans held for sale, net of principal collected.....................................     (410,614)     (279,308)
    Decrease (increase):
      Accrued interest receivable......................................................................      (26,239)        8,221
      Other assets.....................................................................................       25,479        (5,535)
    Increase (decrease) in:
      Accrued interest payable.........................................................................       18,961         4,151
      Accounts payable and other liabilities...........................................................       96,946         7,917
        Net cash provided by operating activities......................................................       83,994       499,145
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale.................................................    1,145,702       782,751
  Maturities of securities.............................................................................      844,306     1,065,191
  Purchases of securities..............................................................................   (1,870,143)   (1,960,626)
  Leases made to customers.............................................................................      (33,842)      (32,798)
  Principal collected on leases........................................................................       34,401        31,253
  Loan originations, net of principal collected........................................................     (806,685)     (739,858)
  Purchases of loans...................................................................................       (5,382)      (13,630)
  Net cash acquired in transactions accounted for under the purchase method of accounting..............           --           229
  Proceeds from disposals of premises and equipment....................................................       12,605         6,721
  Purchases of premises and equipment..................................................................      (60,155)      (54,613)
  Proceeds from sales of foreclosed property...........................................................        8,107        19,006
  Proceeds from sales of other real estate held for development or sale................................       11,447         9,259
  Other, net...........................................................................................       (9,177)        4,509
        Net cash used in investing activities..........................................................     (728,816)     (882,606)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits..................................................................      120,886      (193,398)
  Net increase in short-term borrowed funds............................................................      110,179       797,346
  Net increase (decrease) in long-term debt............................................................      394,527      (128,792)
  Net proceeds from common stock issued................................................................       37,214        16,601
  Common stock acquired and retired....................................................................      (32,857)      (14,836)
  Preferred stock acquired and retired.................................................................       (2,371)           --
  Cash dividends paid on common and preferred stock....................................................      (57,770)      (55,729)
        Net cash provided by financing activities......................................................      569,808       421,192
Net (Decrease) Increase in Cash and Cash Equivalents...................................................      (75,014)       37,731
CASH AND CASH EQUIVALENTS at beginning of period.......................................................      671,777       859,632
CASH AND CASH EQUIVALENTS at end of period.............................................................   $  596,763       897,363
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest...........................................................................................   $  582,561       409,937
    Income taxes.......................................................................................       74,826       111,453
  Noncash financing and investing activities:
    Transfer of loans to foreclosed property...........................................................        6,438        17,522
    Common stock issued upon conversion of debentures..................................................        4,896            --
    Transfer of fixed assets to other real estate owned................................................       21,846            --
    Transfer of securities from held to maturity to available for sale.................................           --         6,000
    Transfer of securities from available for sale to held to maturity.................................           --         2,200

          See accompanying notes to consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)
A. BASIS OF PRESENTATION
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of Southern National Corporation and subsidiaries ("Southern National" or "SNC") as of September 30, 1995, and December 31, 1994; the consolidated statements of income for the three months and nine months ended September 30, 1995 and 1994; the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 1995 and 1994; and the consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994.
     The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in Southern National's latest annual report on Form 10-K, as restated for the mergers with BB&T Financial Corporation ("BB&T") and Commerce Bank ("Commerce") in Southern National's Current Report on Form 8-K dated June 30, 1995, should also be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain amounts for 1994 have been reclassified to conform with statement presentations for 1995. The reclassifications have no effect on shareholders' equity or net income as previously reported.
B. NEW ACCOUNTING PRONOUNCEMENTS
     As of January 1, 1995, Southern National adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. The bank had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.
     The total recorded investment for impaired loans at September 30, 1995, was $17.8 million, offset by a valuation allowance of $1.5 million, which resulted in a net carrying value of $16.3 million. There were no investments in impaired loans which did not have a related valuation allowance. The average recorded investment in impaired loans during the first nine months of 1995 totaled $14.5 million. Southern National recognizes no interest income on loans that are impaired. Cash receipts for both principal and interest are applied directly to principal.
     In May, 1995, the Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires that mortgage banking enterprises recognize, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. The Statement further requires mortgage banking enterprises to assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights. Southern National elected, in the third quarter of 1995, to adopt this statement effective as of January 1, 1995. Accordingly, first and second quarter pretax earnings have been restated by $1.4 million to reflect this implementation. SFAS No. 122 prohibits retroactive application to prior years.

     The following is a summary of capitalized mortgage servicing rights, net of accumulated amortization and adjustments necessary to present the balances at the lower of cost or fair value, which are included in other assets in the Consolidated Balance Sheets:

                                             Capitalized Mortgage
                                               Servicing Rights
                                            (Dollars in thousands)
     December 31, 1994...................          $  3,448
       Amount capitalized................            12,759
       Amortization expense..............            (1,567)
       Valuation allowance...............             ( 395)
     September 30, 1995..................          $ 14,245

     Capitalized mortgage servicing rights are being amortized on a disaggregated loan basis using an accelerated method over the estimated life of the servicing income. The servicing rights portfolio is analyzed each quarter to identify possible impairment using a disaggregated discounted cash flow methodology that is stratified by predominant risk characteristics. These characteristics include stratification based on interest rates in intervals of 100 basis points, year of origination, type of loan and maturity of loan. Based upon this analysis for impairment, a valuation allowance of $395,000 was recorded.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        ANALYSIS OF FINANCIAL CONDITION
OVERVIEW
     During the third quarter of 1995, Southern National continued the process of integrating operations following the second quarter merger and systems conversion of Branch Banking & Trust Company and Southern National. SNC incurred certain expenses, including personnel costs and occupancy and equipment costs, which related specifically to the merger. Management does not consider these nonrecurring charges to be indicative of continuing operations. Such costs are further discussed in "ANALYSIS OF RESULTS OF OPERATIONS." The overall economy remained stable, with mixed results from leading economic indicators. Consumer spending and borrowing remained strong, while automobile sales, real income levels and new job rates fell. Southern National experienced strong growth in loans during the quarter and continued improvement in recurring earnings as discussed in the following analysis.
     Southern National's total assets at September 30, 1995 were $20.7 billion, an $821.0 million increase from the balance at December 31, 1994. The primary component of the increase was loans and leases, which grew $937.5 million during the nine months. This increase was partially offset by declines in securities holdings of $45.5 million and decreases in Federal funds sold and other interest-earning assets of $24.7 million. The growth in net loans and leases reflects an annualized growth rate of 9.6%. This growth is attributable to record levels of consumer credit throughout the industry.
     The continued strong loan growth is being funded to an extent through increases in short-term borrowed funds, which rose $110.2 million during the first nine months of 1995, and long-term debt, which grew $394.5 million. The growth in long-term debt was comprised primarily of Federal Home Loan Bank ("FHLB") advances. These funding sources are being used to supplement the modest growth in deposits.
     During the first quarter of 1995, securities declined $196.6 million because of a restructuring of the securities portfolio. This restructuring was undertaken to conform the investment policies and portfolios of the combined companies after merger. Mortgage-backed securities with average projected maturities of approximately five years accounted for the majority of securities sold. The balance was comprised of older, lower yielding U.S. Treasury and Federal agency securities with average maturities of three to five years. The average combined yield at cost for securities sold was approximately 6.00%. The total loss recognized on the sales was $19.8 million. Reinvestment of the proceeds from the restructuring was accomplished during the first and second quarters. U.S. Treasury and agency securities with average maturities of three years and average yields at cost of approximately 7.00% were purchased. During the third quarter, net proceeds from sales and maturities of securities were used to fund loan growth. At September 30, 1995, securities available for sale had unrealized appreciation, after tax, of $8.3 million compared to unrealized appreciation, after tax, of $9.1 million at June 30, 1995 and unrealized depreciation of $72.6 million at December 31, 1994. The taxable equivalent yield on the securities portfolio during the third quarter was 6.23%, up from 5.74% in the third quarter of 1994.
     The restructuring of the securities portfolio described above resulted in a shift in portfolio holdings. The combined balance sheets of BB&T and SNB contained a high concentration of mortgage-related assets, comprised of whole loans and securities acquired as a result of acquisitions of thrift institutions during the last few years. As a result of those acquisitions, the concentration of mortgage-related assets had become a significant factor on the balance sheets of both organizations. The sale of mortgage-backed securities was, in part, carried out to reduce the concentration of this type of asset on the balance sheet of the combined organization. Mortgage-related assets typically have longer durations than other bank assets and are generally more sensitive to changes in interest rates. The replacement of these securities with U.S. Treasuries and other Federal agency securities improved the mix of assets from both credit and interest sensitivity measurements.
     Total deposits increased by $120.9 million from the balance at December 31, 1994. Southern National, as well as many other financial institutions, is experiencing a trend of slower deposit growth because of competition for deposits from various non-financial institution sources. Also, consumer spending continues at a rapid pace, driving saving rates toward ten-year lows. The flat deposit growth has required management to seek alternative funding sources, such as short-term borrowed funds, FHLB advances and Federal funds purchased. The use of these funding sources, which are typically tied to the Federal funds rate and reprice more quickly than deposits, contributed to the lower margin discussed in the "ANALYSIS OF RESULTS OF OPERATIONS." As mentioned above, short-term borrowed funds increased $110.2 million during the first nine months of the year. Management is also utilizing various long-term funding sources, primarily FHLB advances, to supplement the flat growth rate in deposits. The strategies employed in the management of interest-bearing liabilities and interest-earning assets are further discussed in "ASSET / LIABILITY MANAGEMENT."
ASSET QUALITY
     Nonperforming assets were $69.7 million at September 30, 1995, compared to $59.2 million at year-end 1994. The allowance for losses as a percentage of loans and leases was 1.24% at September 30, 1995 and nonperforming assets as a percentage of loan-related assets were .50%, compared to 1.31% and .45%, respectively, at December 31, 1994. These ratios were 1.36% and .48%, respectively, on September 30, 1994. The quality of the loan portfolio significantly improved during 1994 and has remained relatively strong during the first nine months of 1995. However, certain asset quality measures deteriorated during the third quarter. The increase in nonperforming assets and the corresponding increase in net charge-offs during the quarter reflects a reorganization of the collections function which resulted from the merger of Southern National and BB&T. Also, Southern National's asset quality ratios have been unusually strong compared to historical norms. Increases in net charge-offs to a more normalized level have been expected by management as segments of the overall economy softened during the third quarter. Loans 90 days or more past due and still accruing interest increased slightly during the third quarter to a balance of $26.9 million compared to a December 31, 1994 balance of $24.2 million.

     The provision for loan and lease losses in the first nine months of 1995 was $21.0 million compared to $10.7 million in the first nine months of 1994. The increase in the provision primarily reflects higher net charge-offs during 1995 compared to 1994. Asset quality statistics relevant to the last five calendar quarters are presented in the accompanying table.
                             ASSET QUALITY ANALYSIS

                                                                         9/30/95     6/30/95    3/31/95    12/31/94   9/30/94
                                                                                        (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOSSES
  Beginning balance...................................................   $176,175    174,189    171,734    172,110    173,550
  Allowance for acquired loans........................................         --         --         --      1,119         --
  Provision for losses................................................      7,000      7,000      7,000      7,104      2,339
  Net charge-offs.....................................................     (9,106)    (5,014)    (4,545)    (8,599)    (3,779)
     Ending balance...................................................   $174,069    176,175    174,189    171,734    172,110
NONPERFORMING ASSETS
  Nonaccrual loans and leases.........................................   $ 62,763     48,927     48,451     47,039     43,219
  Foreclosed property.................................................      6,981      8,759     11,239     12,153     17,963
  Nonperforming assets................................................   $ 69,744     57,686     59,690     59,192     61,182
  Loans 90 days or more past due and still accruing...................   $ 26,909     30,335     21,653     24,224     27,134
ASSET QUALITY RATIOS
Nonaccrual loans and leases as a percentage of total loans and
  leases..............................................................        .45%       .36        .36        .36        .34
Nonperforming assets as a percentage of:
  Total assets........................................................        .34        .28        .30        .30        .31
  Loans and leases plus foreclosed property...........................        .50        .42        .45        .45        .48
Net charge-offs as a percentage of average loans and leases...........        .26        .15        .14        .27        .12
Allowance for losses as a percentage of loans and leases..............       1.24       1.28       1.30       1.31       1.36
Ratio of allowance for losses to:
  Net charge-offs.....................................................       4.82x      8.76       9.45       5.03      11.48
  Nonaccrual loans and leases.........................................       2.77       3.60       3.60       3.65       3.98

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

DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
     Interest rate volatility often increases to the point that balance sheet repositioning through the use of account repricing and other on-balance sheet strategies cannot occur rapidly enough to avoid adverse net income effects. At those times, off-balance sheet or synthetic hedges are utilized. Management uses interest rate swaps, caps and floors to supplement balance sheet repositioning. Such products are designed to move the interest sensitivity of the corporation toward a neutral position.
     Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to transform the repricing characteristics of an asset or liability from a fixed to a floating rate, a floating rate to a fixed rate, or one floating rate to another floating rate. The underlying principal positions are not affected. Swap terms generally range from one year to ten years depending on need. At September 30, 1995, interest rate swaps, caps and floors with a total notional value of $966.0 million, and terms of up to seven years, were outstanding.
     The following tables set forth certain information concerning Southern National's interest rate swaps, caps and floors at September 30, 1995:
                      INTEREST RATE SWAPS, CAPS AND FLOORS
                               SEPTEMBER 30, 1995

                                                                          NOTIONAL        RECEIVE         PAY          UNREALIZED
TYPE                                                                       AMOUNT          RATE           RATE       GAINS (LOSSES)
                                                                                           (DOLLARS IN THOUSANDS)
Receive fixed swaps...................................................   $   165,000        5.82%           5.90%      $    1,157
Pay fixed swaps.......................................................       101,018         6.89            7.31            (645)
Caps and floors.......................................................       700,000           --              --          (3,015)
Total.................................................................   $   966,018        6.23%           6.44%      $   (2,503)
                                                                           RECEIVE       PAY FIXED      CAPS AND
YEAR-TO-DATE ACTIVITY                                                    FIXED SWAPS       SWAPS         FLOORS          TOTAL
Balance, December 31, 1994............................................   $ 1,200,000      111,325       1,100,000       2,411,325
Additions.............................................................        50,000           --              --          50,000
Maturities/amortizations..............................................      (685,000)      (8,870)             --        (693,870)
Terminations..........................................................      (400,000)      (1,437)       (400,000)       (801,437)
Balance, September 30, 1995...........................................   $   165,000      101,018         700,000         966,018
                                                                          ONE YEAR      ONE TO FIVE    AFTER FIVE
MATURITY SCHEDULE*                                                         OR LESS         YEARS         YEARS           TOTAL
Receive fixed swaps...................................................   $    40,000      125,000              --         165,000
Pay fixed swaps.......................................................        41,550       59,468              --         101,018
Caps and floors.......................................................            --      650,000          50,000         700,000
Total.................................................................   $    81,550      834,468          50,000         966,018

     *Maturities are based on full contract extensions.
     As of September 30, 1995, unearned income and deferred premiums from new swap transactions and deferred losses from terminated swap transactions were $629,000 and $4.6 million, respectively. The unearned income and deferred premiums will be recognized over the next seven years and the deferred losses will be recognized in the next year. The combination of active and terminated transactions resulted in expense of $2.1 million during the third quarter of 1995 and expense of $9.1 million for the nine months ended September 30, 1995.
     In addition to interest rate swaps, Southern National utilizes written covered over-the-counter call options on specific securities in the available-for-sale portfolio in order to enhance returns. Option fee income was $330,000 for the third quarter of 1995 and $1.9 million for the first nine months of 1995. Unexercised options on securities with total par values of $40.0 million were outstanding at September 30, 1995.
     Southern National also utilizes purchased over-the-counter put options in its mortgage banking activities to hedge the mortgage pipeline. During the third quarter of 1995, options with a par value of $12.0 million were purchased and remain outstanding.

                         CAPITAL ADEQUACY AND RESOURCES
     The maintenance of appropriate levels of capital is a management priority. Capital adequacy is monitored on an ongoing basis by management. Southern National's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide future growth and compliance with all regulatory standards.
     Shareholders' equity at September 30, 1995 was $1.6 billion versus $1.5 billion for December 31, 1994. As a percentage of total assets, total shareholders' equity was 7.8% at September 30, 1995, up from 7.5% at December 31, 1994. Southern National's book value per common share at September 30, 1995 was $14.87, versus $13.92 at December 31, 1994. The increase in capital ratios reflects earnings of $108.0 million during the year, and an $80.9 million appreciation on securities available for sale, less dividends declared of $81.4 million. Average shareholders' equity as a percentage of average assets was 7.6% for the nine months ended September 30, 1995 and 1994.
     Tier 1 and total risk-based capital ratios at September 30, 1995 were 12.0% and 13.3%, respectively. The leverage ratio was 7.5% at the end of the third quarter. These capital ratios measure the capital to risk-weighted assets and off-balance sheet items as defined by Federal Reserve Board ("FRB") guidelines. An 8.00% minimum of total capital to risk-weighted assets is required. One-half of the 8.00% minimum must consist of tangible common shareholders' equity (Tier 1 capital) under regulatory guidelines. The leverage ratio, established by the FRB, measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.00%.
                            CAPITAL ADEQUACY RATIOS

                                                                                            1995                        1994
                                                                                 THIRD     SECOND      FIRST     FOURTH      THIRD
                                                                                QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
Average equity to average assets.............................................     7.71%      7.61       7.60       7.67       7.62
Equity to assets at period end...............................................     7.77       7.60       7.51       7.54       7.60
Risk-based capital ratios:
  Tier 1 capital.............................................................     12.0       11.3       11.5       12.3       12.3
  Total capital..............................................................     13.3       12.6       12.7       13.6       13.6
Leverage ratio...............................................................      7.5        7.4        7.3        7.8        7.7

                       ANALYSIS OF RESULTS OF OPERATIONS
     Southern National had net income for the first nine months of 1995 totaling $108.0 million, compared to net income of $174.2 million during the first nine months of 1994. On a fully diluted per share basis, earnings for the nine months ended September 30, 1995 were $.99, compared to earnings of $1.63 for the same period in 1994. The decrease in earnings was caused by approximately $109.8 million in pretax nonrecurring charges related to the merger between Southern National and BB&T, $19.8 million in securities losses resulting from the restructuring of the securities portfolio discussed in the "ANALYSIS OF FINANCIAL CONDITION" and a $12.3 million gain on the sale of divested deposits. The net after-tax impact of these nonrecurring items and securities losses was $76.3 million. A brief description of the nature of the nonrecurring items is presented below:

                                                                                    FIRST      SECOND      THIRD
                                                                                   QUARTER     QUARTER    QUARTER    YEAR-TO-DATE
                                                                                               (Dollars in thousands)
Other service charges, commissions and fees.....................................   $     --        470        --            470
Other noninterest income (premium on divested deposits).........................         --    (11,866)     (428)       (12,294)
Securities losses...............................................................     19,787         --        --         19,787
Personnel expense...............................................................     50,611      4,660     2,902         58,173
Occupancy expense...............................................................      3,831        135      (253)         3,713
Furniture and equipment expense.................................................      3,005      3,079       513          6,597
Other noninterest expense.......................................................     25,946      6,980     3,383         36,309
Income taxes (pre-tax equivalent)...............................................      4,566         --        --          4,566
  Total.........................................................................   $107,746      3,458     6,117        117,321
  Total - net of tax............................................................   $ 70,532      2,120     3,679         76,331

     Excluding nonrecurring items and securities losses, Southern National would have had net income after tax for the first nine months of 1995 of $184.4 million, or $1.69 per fully diluted share. This represents a $10.1 million, or 5.8%, increase over earnings from the prior year. Third quarter earnings, exclusive of the nonrecurring items, would have been $66.2 million, a 6.4% increase over the prior year amount of $62.2 million. On a per share basis, fully diluted earnings, excluding nonrecurring items, were $.61 for the third quarter, a 5.2% increase over the prior year amount of $.58 and a 10.9% increase over recurring earnings for the second quarter of 1995. Recurring earnings for the third quarter provided returns on assets of 1.27% and on average common shareholders' equity of 17.0%.
NET INTEREST INCOME
     Net interest income on a fully taxable equivalent ("FTE") basis was $576.0 million for the first nine months of 1995 compared to $567.3 million for the same period in 1994, a 1.5% increase. This increase resulted from 7.7% growth in average earning assets to a balance of $19.0 billion, offset by a decline in the net interest margin from 4.29% to 4.05%. The decline in margin was caused primarily by competitive market factors in the pricing of loans and deposits, as well as the more frequent repricing of interest-bearing sources of funds, compared with the repricing of earning assets. Increased use of nondeposit sources of funds, such as Federal funds purchased and FHLB advances, contributed to a 121 basis point increase in the average rate paid on interest-bearing liabilities. Also, during the merger of BB&T and Southern National, the pricing strategies surrounding loans and deposits were very competitive in order to protect current market positions and retain customer relationships.

                  NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                                                               1995 V. 1994
                                                                                                                         CHANGE
                                         AVERAGE BALANCES          YIELD/RATE        INCOME/EXPENSE         INCREASE     DUE TO
     FULLY TAXABLE EQUIVALENT           1995           1994       1995    1994       1995        1994      (DECREASE)     RATE
                                                                       (Dollars in thousands)
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5).....................   $ 5,261,508     5,146,807    6.10%   5.72    $  239,954    220,294     $ 19,660      14,669
  States and political
    subdivisions..................       172,660       180,379    8.94    9.18        11,540     12,387         (847)       (326)
    Total securities (5)..........     5,434,168     5,327,186    6.19    5.84       251,494    232,681       18,813      14,343
Other earning assets (2)..........        41,744       149,684    5.73    3.74         1,790      4,189       (2,399)      1,547
Loans and leases, net of unearned
  income (1)(3)(4)(5).............    13,547,895    12,190,447    9.11    8.17       923,629    744,772      178,857      91,214
    Total earning assets..........    19,023,807    17,667,317    8.27    7.43     1,176,913    981,642      195,271     107,104
    Non-earning assets............     1,193,109     1,112,612
      TOTAL ASSETS................   $20,216,916    18,779,929
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits:
  Savings deposits................   $ 3,231,733     3,474,104    2.28    2.16        55,200     56,223       (1,023)      3,021
  Money market deposits...........     1,634,222     1,981,812    3.53    2.63        43,110     39,001        4,109      11,741
  Time deposits...................     7,697,780     7,095,279    5.50    4.27       316,783    226,559       90,224      69,723
    Total interest-bearing
      deposits....................    12,563,735    12,551,195    4.42    3.43       415,093    321,783       93,310      84,485
Short-term borrowed funds.........     3,097,054     2,212,688    5.87    3.89       136,074     64,425       71,649      40,135
Long-term debt....................     1,043,602       633,412    6.38    5.93        49,768     28,092       21,676       2,257
    Total interest-bearing
      liabilities.................    16,704,391    15,397,295    4.81    3.60       600,935    414,300      186,635     126,877
    Demand deposits...............     1,697,375     1,735,344
    Other liabilities.............       270,270       218,115
    Shareholders' equity..........     1,544,880     1,429,175
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY........   $20,216,916    18,779,929
Average interest rate spread......                                3.46    3.83
Net yield on earning assets.......                                4.05%   4.29    $  575,978    567,342     $  8,636     (19,773)
Taxable equivalent adjustment.....                                                $   23,924     20,840
     FULLY TAXABLE EQUIVALENT       VOLUME
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5).....................  4,991
  States and political
    subdivisions..................   (521 )
    Total securities (5)..........  4,470
Other earning assets (2)..........  (3,946)
Loans and leases, net of unearned
  income (1)(3)(4)(5).............  87,643
    Total earning assets..........  88,167
    Non-earning assets............
      TOTAL ASSETS................
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits:
  Savings deposits................  (4,044)
  Money market deposits...........  (7,632)
  Time deposits...................  20,501
    Total interest-bearing
      deposits....................  8,825
Short-term borrowed funds.........  31,514
Long-term debt....................  19,419
    Total interest-bearing
      liabilities.................  59,758
    Demand deposits...............
    Other liabilities.............
    Shareholders' equity..........
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY........
Average interest rate spread......
Net yield on earning assets.......  28,409
Taxable equivalent adjustment.....

     (1) Yields related to securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis using statutory tax rates in effect for the periods presented.
     (2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
     (3) Loan fees, which are not material for the periods shown, are included for rate calculation purposes.
     (4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans is included as income.
     (5) Includes assets held for sale or available for sale at amortized cost. Net interest income FTE for the third quarter of 1995 was $192.8 million, down from $192.9 million for the second quarter of 1995 and $193.6 million for the third quarter of 1994. The lower level of net interest income reflects a significant increase in interest on long-term debt, which grew $5.6 million compared to the second quarter and $10.9 million compared to the third quarter of 1994. These increases were generated primarily by increases in the average long-term debt balances.
     The average yield earned on interest-earning assets increased 84 basis points comparing the nine months ended September 30, 1995 and 1994. This increase was primarily driven by a 94 basis point increase in the average yield earned on loans and a 35 basis point increase in the average yield earned on investments during this period.

     For the third quarter of 1995, the positive impact on net interest income of a $1.4 billion increase in average earning assets compared to the third quarter of 1994 was offset by a decline in quarterly margin of 33 basis points to 3.95% which compares to a margin of 4.28% for the third quarter of 1994. The decline in margin resulted primarily from higher costs of funding sources and the increased competitive factors discussed above. The effects of the quarterly fluctuations of interest rates and interest-sensitive assets and liabilities on net interest income are presented in the accompanying table.
                  NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                                                               1995 V. 1994
                                                                                                                         CHANGE
                                         AVERAGE BALANCES          YIELD/RATE        INCOME/EXPENSE         INCREASE     DUE TO
     FULLY TAXABLE EQUIVALENT           1995           1994       1995    1994       1995        1994      (DECREASE)     RATE
                                                                       (Dollars in thousands)
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5).....................   $ 5,286,634     5,179,652    6.15%   5.63    $   81,904     73,520     $  8,384       6,840
  States and political
    subdivisions..................       166,290       171,120    8.95    8.93         3,753      3,850          (97)         12
    Total securities (5)..........     5,452,924     5,350,772    6.23    5.74        85,657     77,370        8,287       6,852
Other earning assets (2)..........        31,033       183,451    5.13    4.47           401      2,066       (1,665)        266
Loans and leases, net of unearned
  income (1)(3)(4)(5).............    13,889,121    12,424,214    9.05    8.44       316,711    264,354       52,357      19,798
    Total earning assets..........    19,373,078    17,958,437    8.25    7.60       402,769    343,790       58,979      26,916
    Non-earning assets............     1,236,080     1,112,841
      TOTAL ASSETS................   $20,609,158    19,071,278
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits:
  Savings deposits................   $ 3,268,889     3,371,086    2.22    2.22        18,314     18,840         (526)         46
  Money market deposits...........     1,514,249     1,977,461    3.40    2.84        12,974     14,153       (1,179)      2,491
  Time deposits...................     7,722,931     7,278,877    5.73    4.38       111,491     80,325       31,166      26,016
    Total interest-bearing
      deposits....................    12,506,069    12,627,424    4.53    3.56       142,779    113,318       29,461      28,553
Short-term borrowed funds.........     3,201,200     2,445,588    5.80    4.45        46,821     27,418       19,403       9,632
Long-term debt....................     1,309,932       610,943    6.17    6.15        20,384      9,477       10,907          30
    Total interest-bearing
      liabilities.................    17,017,201    15,683,955    4.90    3.80       209,984    150,213       59,771      38,215
    Demand deposits...............     1,705,197     1,703,196
    Other liabilities.............       297,130       231,211
    Shareholders' equity..........     1,589,630     1,452,916
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY........   $20,609,158    19,071,278
Average interest rate spread......                                3.35    3.80
Net yield on earning assets.......                                3.95%   4.28    $  192,785    193,577     $   (792)    (11,299)
Taxable equivalent adjustment.....                                                $    8,514      7,001
     FULLY TAXABLE EQUIVALENT       VOLUME
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5).....................  1,544
  States and political
    subdivisions..................   (109 )
    Total securities (5)..........  1,435
Other earning assets (2)..........  (1,931)
Loans and leases, net of unearned
  income (1)(3)(4)(5).............  32,559
    Total earning assets..........  32,063
    Non-earning assets............
      TOTAL ASSETS................
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits:
  Savings deposits................   (572 )
  Money market deposits...........  (3,670)
  Time deposits...................  5,150
    Total interest-bearing
      deposits....................    908
Short-term borrowed funds.........  9,771
Long-term debt....................  10,877
    Total interest-bearing
      liabilities.................  21,556
    Demand deposits...............
    Other liabilities.............
    Shareholders' equity..........
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY........
Average interest rate spread......
Net yield on earning assets.......  10,507
Taxable equivalent adjustment.....

     (1) Yields related to securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis using statutory tax rates in effect for the periods presented.
     (2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
     (3) Loan fees, which are not material for the periods shown, are included for rate calculation purposes.
     (4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans is included as income.
     (5) Includes assets held for sale or available for sale at amortized cost. Hedging strategies have been used in the past and will be utilized in the future to reduce sensitivity to interest rate movements. See "ASSET/LIABILITY MANAGEMENT" for additional discussion of hedging strategies.

NONINTEREST INCOME
     Noninterest income for the nine months ended September 30, 1995 was $165.5 million, compared to $167.8 million for the same period in 1994. Securities losses of $18.7 million were the primary factor contributing to the decline. This decrease was offset to an extent by a $12.3 million gain on the sale of divested deposits. The percentage of total revenues, calculated as net interest income plus noninterest income excluding securities gains or losses, derived from noninterest (fee-based) income for the nine months ended September 30, 1995 was 25.0%, up from 23.2% for the third quarter of 1994. Noninterest income for the three months ended September 30, 1995 was $61.6 million, up $5.8 million from the third quarter of 1994.
     Service charges on deposit accounts grew for the first nine months in 1995 compared to 1994, increasing by $2.4 million, or 3.8%. Service charges for the third quarter of 1995 totaled $22.4 million, up $1.1 million, or 5.3% from the prior year balance. The primary factor contributing to the relatively slow growth in service charges on deposit accounts is the 9.6% decline in transaction accounts from September 30, 1994 to September 30, 1995.
     One of the strongest growth areas in noninterst income during the year resulted from trust services. Comparing the nine months ended September 30, 1995 and 1994, trust income grew 13.2% to $13.5 million. For the third quarter of 1995, trust services income totaled $4.5 million, an increase of 10.0% over the third quarter of 1994. Southern National also realized growth in general insurance commissions, up $555,000, or 5.0%, and mortgage banking activities, which increased 4.5%, or $802,000 for the nine months ended September 30, 1995. As discussed in "Notes to Consolidated Financial Statements," mortgage banking income was positively affected by the adoption of SFAS No. 122 during the quarter. The implementation of the standard increased mortgage banking income $2.4 million during the third quarter and $3.8 million for the year.
     Other nondeposit fees and commissions increased by $6.0 million to a level of $45.7 million in 1995 compared with $39.6 million for the first nine months of 1994. Major sources of nondeposit fees and commissions generating the increase were bankcard income, up $4.0 million from the prior year balance; rental income on equipment under lease, up $1.3 million; and credit insurance fees, up $107,000 over the prior year. Other nondeposit fees and commissions were $15.3 million for the third quarter compared to $13.7 million for the third quarter of the prior year.
NONINTEREST EXPENSE
     Noninterest expense was $533.6 million for the first nine months of 1995 compared to $437.2 million for the same period a year ago. The merger-related accruals and expenses discussed above led to an elevated level of noninterest expense in the first nine months of 1995. These items included $104.8 million of nonrecurring charges which primarily affected personnel expense and other noninterest expense. Noninterest expense for the third quarter was $144.7 million compared to $144.1 million in the prior year.
     Excluding nonrecurring charges, personnel expense, the largest component of noninterest expense, decreased from $221.4 million for the first nine months of 1994, to $214.6 million for the same period in 1995. This decline reflected staff reductions and efficiencies of scale accomplished as a result of the Southern National/BB&T merger. The nonrecurring charges discussed above contributed $58.2 million to total personnel costs during the first nine months in the form of severance pay, termination of employment contracts, early retirement packages and related benefits.
     Occupancy and equipment expense, excluding nonrecurring charges, for the nine months ended September 30, 1995, increased $6.3 million, or 9.5%, compared to 1994. Ongoing depreciation of property and equipment purchased in connection with implementing the merger was a major component of the increase. The $10.3 million in nonrecurring charges relating to branch closings and the consolidation of bank operations and systems associated with the merger had a significant impact on the total occupancy and equipment expense.
     Federal deposit insurance expense decreased $5.7 million, or 23.3%, for the nine months ended September 30, 1995, as a result of a reduction in insurance premiums charged by the FDIC for deposit insurance which resulted in a refund for Southern National. Because of the recapitalization of the Bank Insurance Fund, the FDIC reduced the rates paid by insured institutions from an average of $.23 per $100 of estimated insured deposits to $.04. Combined with continued flat deposit growth, this rate decrease resulted in significant savings during the quarter.
     Legislation has been proposed that would result in the payment of a one-time assessment by financial institutions with deposits insured by the Savings Association Insurance Fund (SAIF). Because of numerous acquisitions of thrift institutions, approximately 41% of Southern National's deposits are SAIF-insured. The one-time assessment rate, to be determined by the Federal Deposit Insurance Corporation, is expected to be between $.76 and $.79 per $100 of deposits. Commercial banks with SAIF-insured deposits acquired from thrifts will likely be allowed a reduction of 20% of the assessment base. This adjustment would be available only to banks with less than 50% of their total deposits in the SAIF at June 30, 1995. The pre-tax impact of this one-time assessment is anticipated to be approximately $37.8 million to $39.3 million. Southern National will record this expense when the legislation is enacted, probably in the fourth quarter of 1995.
     Excluding $36.3 million in nonrecurring charges, other noninterest expenses decreased $2.1 million, or 1.7%, primarily because of efficiencies resulting from the merger.
PROVISION FOR INCOME TAXES
     Federal income tax expense decreased from $92.1 million for the nine months ended September 30, 1994, to $54.9 million for the same period in 1995 because of a decrease in taxable income. Effective tax rates were 34.6% and 33.7%, respectively. For the third quarter, the provision for income taxes was $31.6 million, down from the prior year balance of $33.8 million. Effective tax rates for the quarters ended September 30, 1995 and 1994 were 33.6% and 35.2%, respectively.
                             PROFITABILITY MEASURES

                                                                                            1995                        1994
                                                                                 THIRD     SECOND      FIRST     FOURTH      THIRD
                                                                                QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
Return on average assets.....................................................     1.20%      1.15       (.25)      1.27       1.29
Return on average common equity..............................................    16.00      15.48      (3.87)     17.09      17.51
Net interest margin..........................................................     3.95       4.06       4.14       4.26       4.28
Yield to break even..........................................................     1.85       2.12       4.35       2.05       2.00
Efficiency ratio (taxable equivalent)*.......................................     54.5       57.9       58.7       57.5       57.5

* Excludes gains on sale of servicing rights, securities gains (losses) and foreclosed property expense for all periods and nonrecurring items totaling $83,393 for the first quarter of 1995, $3,458 for the second quarter of 1995 and $6,117 for the third quarter of 1995.

                           PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The nature of the business of Southern National's banking subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of Southern National are involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that the liabilities arising from these proceedings will not have a materially adverse effect on the consolidated financial position or consolidated results of operations of Southern National.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibit 11 -- "Computation of Earnings Per Share" is included herein.
     (b) Exhibit 27 -- "Financial Data Schedule" is included in the electronically-filed document as required.
     (c) Southern National filed a Form 8-K under Item 5 on February 24, 1995 which included consolidated financial statements for BB&T and pro forma condensed financial information relating to Southern National's merger with BB&T. Southern National filed a Form 8-K under Item 2 on March 14, 1995 to report the completion of the merger of the bank holding companies of BB&T and Southern National, effective February 28, 1995. A Form 8-K/A was subsequently filed on May 15, 1995, to amend this Form 8-K in order to file BB&T Financial Corporation's 1994 audited financial statements, as well as related pro forma statements including Southern National and Commerce. A second amendment on Form 8-K/A dated May 22, 1995 was filed to update the information filed on May 15, 1995. A third amendment on Form 8-K/A was filed on August 4, 1995 to further update the pro forma financial information included in the previous filings. A Form 8-K was filed under Item 5 on May 24, 1995 to place the 1994 Summary Annual Report on file with the Securities and Exchange Commission. On June 30, 1995, Southern National filed a Current Report on Form 8-K under Item 5 to restate the December 31, 1994 Form 10-K for the mergers with Commerce Bank and BB&T Financial Corporation. On August 3, 1995, Southern National filed a Form 8-K under Item 5 to report the results of operations and financial condition as of June 30, 1995. On October 19, 1995, Southern National filed a Form 8-K under
Item 5 to report the results of operations and financial condition as of September 30, 1995.
                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         SOUTHERN NATIONAL CORPORATION
                                         (Registrant)
Date: November 14, 1995                  By: /s/          SCOTT E. REED
                                               SCOTT E. REED, EXECUTIVE VICE
                                                          PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER
Date: November 14, 1995                  By: /s/        SHERRY A. KELLETT
                                             SHERRY A. KELLETT, EXECUTIVE VICE
                                                        PRESIDENT AND
                                             CONTROLLER (PRINCIPAL ACCOUNTING
                                                          OFFICER)