Form 10-K
period 1995-12-31
SOUTHERN NATIONAL CORP /NC/
filed 1996-03-18
CIK 92230

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                               DECEMBER 31, 1995

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

                               ----------------

                                (910) 733-2000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

               SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
                    OF THE SECURITIES EXCHANGE ACT OF 1934:

                                           NAME OF EACH EXCHANGE  ON WHICH
           TITLE OF EACH CLASS                       REGISTERED
  ------------------------------------    ----------------------------------
      COMMON STOCK, $5 PAR VALUE               NEW YORK STOCK EXCHANGE
  DEPOSITARY SHARES, STATED VALUE $25          NEW YORK STOCK EXCHANGE

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  [X]     No   [ ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 31, 1996 was approximately $2.9 billion. The number of shares of the Registrant's Common Stock outstanding on January 31, 1996 was 100,997,127.

  Portions of the Proxy Statement of Registrant for the Annual Meeting of Shareholders to be held on April 23, 1996, are incorporated in Part III of this Report.

                This Form 10-K has 75 pages excluding exhibits.

                The Exhibit Index begins following page II-75.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX

                                                                   PAGE
                                                           --------------------
 PART I    Item 1 Business..............................           II-4
           Item 2 Properties............................       II-19, II-57
           Item 3 Legal Proceedings.....................          II-66
           Item 4 Submission of Matters to a Vote of
                   Shareholders.........................           II-2
                  There has been no submission of
                   matters to a vote of shareholders
                   during the quarter ended December 31,
                   1995.
 PART II   Item 5 Market for the Registrant's Common
                   Stock and Related Shareholder
                   Matters..............................   II-13, II-14, II-36,
                                                               II-38, II-46
           Item 6 Selected Financial Data...............          II-41
           Item 7 Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations...........................          II-20
           Item 8 Financial Statements and Supplementary
                   Data.................................          II-40
                  Consolidated Balance Sheets at
                   December 31, 1995 and 1994...........          II-44
                  Consolidated Statements of Income for
                   each of the years in the three-year
                   period ended December 31, 1995.......          II-45
                  Consolidated Statements of Changes in
                   Shareholders' Equity for each of the
                   years in the three-year period ended
                   December 31, 1995....................          II-46
                  Consolidated Statements of Cash Flows
                   for each of the years in the three-
                   year period ended December 31, 1995..          II-47
                  Notes to Consolidated Financial
                   Statements...........................          II-48
                  Report of Independent Public
                   Accountants..........................          II-43
                  Quarterly Financial Summary of 1995
                   and 1994.............................          II-40
           Item 9 There have been no disagreements with
                   accountants on accounting and
                   financial disclosures.
 PART III Item 10 Directors and Executive Officers of
                   the Registrant.......................            *
          Item 11 Executive Compensation................            *
          Item 12 Security Ownership of Certain
                   Beneficial Owners and Management.....            *
          Item 13 Certain Relationships and Related
                   Transactions.........................            *

 PART IV Item 14 Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K
          (a)(1) Financial Statements (See Item 8 for reference).
             (2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
             (3) Exhibits have been filed separately with the Commission and are available upon written request.
          (b)    Southern National Corporation ("Southern National") filed a
                  Form 8-K under Item 5 on February 24, 1995, which included consolidated financial statements for BB&T Financial
                  Corporation ("BB&T") as of December 31, 1993, and pro forma condensed financial information relating to Southern
                  National's merger with BB&T. Southern National filed a Form
                  8-K under Item 5 on February 24, 1995, which included the consolidated financial statements of Commerce Bank
                  ("Commerce") as of September 30, 1994. Southern National filed a Form 8-K under Item 2 on March 14, 1995, to report the completion of the merger of the bank holding companies of BB&T and Southern National, effective February 28, 1995. A
                  Form 8-K/A was subsequently filed on May 15, 1995, to amend this Form 8-K in order to file BB&T's 1994 audited financial statements, as well as related pro forma statements including
                  Southern National and Commerce. A second amendment on Form 8-
                  K/A dated May 22, 1995 was filed to update the information filed on May 15, 1995. A third amendment on Form 8-K/A was filed on August 4, 1995 to further update the pro forma financial information included in the previous filings. A
                  Form 8-K was filed under Item 5 on May 24, 1995, to place the 1994 Summary Annual Report on file with the Securities and Exchange Commission. On June 30, 1995, Southern National filed a Current Report on Form 8-K under Item 5 to restate the December 31, 1994 Form 10-K for the mergers with Commerce and BB&T. On August 3, 1995, Southern National filed a Form
                  8-K under Item 5 to report the results of operations and financial condition as of June 30, 1995. On October 19, 1995,
                  Southern National filed a Form 8-K under Item 5 to report the results of operations and financial condition as of September
                  30, 1995. On January 22, 1996, Southern National filed a Form
                  8-K under Item 5 to report the results of operations and financial condition as of December 31, 1995.

--------
* Information is incorporated by reference to Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders filed as an exhibit to this Form 10-K.

                                   BUSINESS

GENERAL

  Southern National Corporation ("Southern National" or the "Corporation" or the "Company") is a multi-bank holding company headquartered in Winston-Salem, North Carolina. Southern National conducts its operations in North Carolina, South Carolina and Virginia primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. Substantially all of Southern National's loans are to businesses and individuals in the Carolinas. Southern National has no material amount of foreign loans and no loans that can be defined as highly-leveraged transactions. The principal assets of Southern National are all of the outstanding shares of common stock of Branch Banking and Trust Company, Winston-Salem, North Carolina; BB&T Financial Corporation of South Carolina, Greenville, South Carolina, which in turn owns all the outstanding shares of Branch Banking and Trust Company of South Carolina, Greenville, South Carolina; BB&T Financial Corporation of Virginia, which in turn owns all the outstanding shares of Commerce Bank; and Unified Investors Life Insurance Company.

 Subsidiaries

  Branch Banking and Trust Company ("BB&T-NC"), Southern National's largest subsidiary, is the oldest bank in North Carolina and currently operates through 317 banking offices throughout North Carolina. BB&T-NC focuses on providing a wide range of banking services in its local market for retail and commercial customers, including small and mid-size businesses, public agencies and local governments, trust customers and individuals. BB&T Leasing Corp., a wholly-owned subsidiary of BB&T-NC, located in Charlotte, North Carolina, offers lease financing to commercial businesses and municipal governments. BB&T Investment Services, Inc., also a wholly-owned subsidiary of BB&T-NC located in Wilson, North Carolina, offers customers investment alternatives, including discount brokerage services, fixed-rate and variable-rate annuities, mutual funds and government and municipal bonds. BB&T-NC has numerous additional subsidiaries, including BB&T Insurance Services, Inc., located in Raleigh, North Carolina, which offers life and property and casualty insurance on an agency basis, Goddard Technology Corporation, which engages in the design and production of imaging and security devices and programs, and Prime Rate Premium Finance Corporation, Inc., which provides insurance premium financing and services to customers in Virginia and the Carolinas.

  BB&T of South Carolina ("BB&T-SC") serves South Carolina through 103 banking offices. BB&T-SC focuses on providing a wide range of banking services in its local market for retail and commercial customers, including small and mid-size businesses, public agencies, local governments, trust customers and individuals. BB&T-SC's subsidiaries include BB&T Investment Services of South Carolina, Inc., which is licensed as a general broker/dealer of securities and is currently engaged in retailing of mutual funds, U.S. Government securities, municipal securities, fixed and variable insurance annuity products and unit investment trusts.

  Commerce Bank of Virginia Beach, Virginia ("Commerce"), acquired on January 10, 1995 by BB&T prior to merger with Southern National, operates 21 banking offices in the Hampton Roads Region of Virginia. Commerce offers a full range of commercial and retail banking services and provides Southern National with a strong initial presence in Virginia.

  Southern National's other significant active subsidiary, Unified Investors Life Insurance Company ("Unified"), is a reinsurer and underwriter of certain credit life and credit accident and health insurance policies written by a non-affiliated insurance company in connection with loans made by the bank subsidiaries.

-------------------------------------------------------------------------------

                                    TABLE 1
                    SELECTED FINANCIAL DATA OF SUBSIDIARIES
          AS OF/FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                      BB&T-NC                           BB&T-SC                        COMMERCE
                        ----------------------------------- --------------------------------  --------------------------
                           1995        1994        1993        1995       1994       1993       1995     1994     1993
                        ----------- ----------- ----------- ---------- ---------- ----------  -------- -------- --------
                                                                 (DOLLARS IN THOUSANDS)
Total assets........... $15,991,534 $15,245,447 $13,302,191 $3,818,547 $4,084,659 $3,904,893  $737,462 $700,343 $689,630
Securities.............   4,236,682   4,088,564   3,713,066    942,193  1,064,061    994,397   154,358  187,461  247,175
Loans and leases, net
 of unearned income*...  10,599,611   9,922,471   8,551,758  2,703,600  2,725,868  2,611,304   505,767  450,798  378,258
Deposits...............  11,544,525  10,925,196  10,189,091  2,923,981  2,956,733  3,097,767   669,000  628,750  634,141
Shareholder's equity...   1,111,680   1,104,458   1,056,798    360,262    303,058    193,742    60,734   47,865   43,589
Net interest income....     555,765     549,231     499,179    153,669    157,550    152,030    31,231   28,863   26,264
Provision for loan and
 lease losses..........      24,772       8,004      24,603      4,718      7,241     25,173     1,910    2,600    2,825
Noninterest income.....     198,122     183,862     172,929     55,094     44,432     39,967     4,650    8,793   10,655
Noninterest expense....     528,477     446,902     425,056    114,915    120,929    211,706    25,965   24,832   23,706
Net income (loss)......     136,016     183,240     142,277     58,566     47,109    (61,464)    4,853    7,011    6,551

--------
* Includes loans held for sale.

-------------------------------------------------------------------------------

 Acquisitions

  Profitability and market share have been enhanced through both internal growth and acquisitions during recent years. Specifically, expansion has been enhanced both by the acquisition of financial institutions (including thrift institutions) and the purchase of deposits and assets from the Resolution Trust Corporation in federally-assisted transactions.

  During the three years ended December 31, 1995, Southern National completed several mergers and acquisitions of thrift institutions and financial services companies. On February 28, 1995, Southern National merged with BB&T Financial Corporation ("BB&T"), a multi-bank holding company with $11.0 billion in total assets. Each BB&T shareholder received 1.45 shares of Southern National common stock for each share of BB&T common stock held. A total of 57.9 million shares of Southern National common stock was issued in conjunction with the merger.

 Competition

  The banking industry is highly competitive and dramatic change continues to occur. The banking subsidiaries of Southern National compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies and insurance companies. Competition for deposits continues to grow as depositors move their funds to nontraditional financial institutions.

MARKET AREA

  Southern National's primary market area consists of North Carolina, South Carolina and Virginia. These states continue to support one of the most dynamic and fastest growing economies in the nation. The area's employment base is diverse, consisting of manufacturing industries, service, wholesale/retail, strong financial centers and agricultural enterprises. Among the primary area industries in which Southern National has significant commercial lending relationships are textiles, furniture and health care. With modern infrastructures and extensive educational systems, Southern National's current market area is adequate to support consistent growth in assets and deposits in the future. Even so, management expects to continue to employ aggressive growth strategies, including possible expansion into neighboring states. The current market area includes numerous small communities that Southern National seeks to serve. Management believes that maintaining a community bank approach as asset size and available services grow will strengthen the Corporation's ability to successfully move into new states and communities and successfully be the bank of choice for small to mid-sized commercial customers in these areas.

LENDING ACTIVITIES

  The primary goal of the Southern National lending function is to help customers achieve their financial goals and secure their financial futures. This purpose can best be accomplished by building strong, profitable customer relationships over time, with the Southern National becoming an important contributor to the prosperity and well-being of our customers. Southern National's philosophy of lending is to attempt to meet all legitimate business and consumer credit needs within defined market segments where standards of safety, profitability and liquidity can be met.

  Southern National focuses lending efforts on small to intermediate commercial and industrial loans, one-to-four family residential mortgage loans and other consumer loans. Typically, fixed-rate mortgage loans are sold in the secondary mortgage market and adjustable-rate mortgages are retained for the portfolio. Loan growth typically follows economic cycles and has been strong during 1995, primarily in the mortgage category. Management's lending strategy is to establish market share in strategic cities and develop customer relationships by providing quality products and services to the customer base. Once the relationship is established, management focuses on small business lending and retail banking through the branches to generate additional growth. During 1995, management's lending focus changed from an emphasis on competitive pricing of loans to an emphasis on marketing loan products from a quality perspective. During the merger of Southern National and BB&T, pricing strategies surrounding loans and deposits were very competitive in order to protect current market positions and retain customer relationships. However, market research performed during and after the merger identified quality service as the primary concern of borrowers.

  It is Southern National's intention to conduct lending activities in the context of the Corporation's community bank focus, with decentralized lending decisions made as close to the customer as practicable.

-------------------------------------------------------------------------------
                                    TABLE 2
                   COMPOSITION OF LOAN AND LEASE PORTFOLIO*

                                                DECEMBER 31,
                         ----------------------------------------------------------
                            1995        1994        1993        1992        1991
                         ----------- ----------- ----------- ----------- ----------
                                           (DOLLARS IN THOUSANDS)
Loans--
 Commercial, financial
  and agricultural...... $ 2,098,306 $ 2,679,046 $ 2,031,561 $ 1,868,658 $1,783,219
 Real estate--construc-
  tion and land develop-
  ment..................     949,513     701,181     702,108     592,267    643,890
 Real estate--mortgage..   8,671,941   7,787,792   7,114,136   5,947,434  5,403,192
 Consumer...............   1,540,251   1,553,906   1,523,281   1,473,526  1,477,479
                         ----------- ----------- ----------- ----------- ----------
  Loans held for invest-
   ment.................  13,260,011  12,721,925  11,371,086   9,881,885  9,307,780
  Loans held for sale...     245,280     136,855     682,097     426,281    262,842
                         ----------- ----------- ----------- ----------- ----------
   Total loans..........  13,505,291  12,858,780  12,053,183  10,308,166  9,570,622
Leases..................     376,152     304,544     225,312     170,358    122,394
                         ----------- ----------- ----------- ----------- ----------
  Total loans and
   leases............... $13,881,443 $13,163,324 $12,278,495 $10,478,524 $9,693,016
                         =========== =========== =========== =========== ==========

--------
* Balances are gross of unearned income.

-------------------------------------------------------------------------------

 One-to-Four Family Residential Mortgage Lending

  Southern National engages in mortgage loan originations by offering fixed- and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. As mentioned above, the Corporation usually retains adjustable-rate loans for the portfolio and sells fixed-rate loans and government loans within the secondary mortgage market. Servicing rights on loans sold are typically retained by Southern National. Loans are generally offered in amounts up to 95% of the appraised value of the collateral for terms up to 30 years based on the qualifications of the borrower. Except in the "Community Reinvestment Act" program discussed below, private mortgage insurance is required in an amount sufficient to reduce Southern National's exposure to less than 80% of the loan-to-value ratio. Pricing for mortgage loans is established to be highly-competitive with area lenders. Southern National does not originate loans with negative amortization. Risks associated with the residential lending function include interest rate risk, which is mitigated through the sale of substantially all fixed-rate loans, and default risk by the borrower, which is lessened through underwriting procedures and private mortgage insurance. Southern National also purchases mortgage loans through various correspondents and subjects them to the same underwriting and investment strategies as loans originated through the branch delivery system.

  The Corporation also offers, as part of its Community Reinvestment Act ("CRA") program, more flexible underwriting criteria to broaden the availability of mortgage loans in the communities Southern National serves. CRA loans are available at loan-to-value ratios up to 97% for households with incomes up to a specified percentage of county median incomes. Such loans do not require private mortgage insurance. These loans are retained in the portfolio since they do not meet the necessary requirements to be sold in the secondary mortgage market at the time of origination.

 Commercial Lending

  Southern National's commercial lending program is generally targeted to serve small to middle-market businesses with sales of $250 million or less, although in-house limits do allow lending to larger customers, including national customers who have some reasonable business connections with the banks' geographically-served markets. Commercial lending includes commercial, financial, agricultural, industrial and real estate loans. Pricing on commercial loans, driven largely by competition, is usually tied to the prime rate.

 Construction Lending

  Real estate construction loans include 12 month contract housing loans which are intended to convert to permanent one-to-four family residential mortgage loans upon completion of the construction. These loans have terms and options similar to residential mortgage loans and allow a rate to be "locked in" by the borrower during the 12 month construction period. The loans also allow a "float down" option once during the term of the construction loan. Such loans are priced higher than other residential mortgage loans because of the added "float down" risk and the shorter term of the loan.

  Southern National also originates commercial construction loans. These loans are usually to in-market developers, businesses, individuals or real estate investors for the construction of commercial structures in the Corporation's market area, including, but not limited to, industrial facilities, apartments, shopping centers, office buildings, hotels and warehouses. The properties may be for sale, lease or owner-occupancy. The Corporation generally requires the borrower to make a commitment to "take-out" the construction loan and typically requires significant levels of pre-sales, preleasing or, in the case of owner-occupied properties, that the owner has adequate resources to repay the debt. Generally, these loans carry floating interest rates tied to the Corporation's prime interest rate or some other similar index, and range in term from six to eighteen months.

 Consumer Lending

  Southern National offers various consumer loan products. Both secured and unsecured loans are marketed to existing clients and to any other creditworthy candidates. Standard Home Equity Loans and Lines are underwritten with note amounts and credit limits that ensure consistency with the banks' loan-to-value policy (80% for consumer loans secured by real estate). Numerous forms of unsecured loans, including revolving credits (bankcards, DDA overdraft protection and personal lines of credit) are provided and various installment loan products, including vehicle loans, are offered. Pricing of such loans is based, to a great degree, on in-market competition. Closed-end installment loans are usually priced as fixed-rate simple interest loans, while most revolving products are priced with variable rates.

 Leasing

  Southern National provides leasing products and services in North and South Carolina through Southern National Leasing Corp. ("Leasing"). Since Leasing is a separate subsidiary, it is not restricted to North and South Carolina to obtain business. Leasing provides three primary products: finance or capital leases, true leases (as defined under the Internal Revenue Code) and other operating leases. Leasing is primarily involved in commercial leasing. Leasing provides products and services for small to medium-sized commercial customers primarily in Southern National's market area. Such products include vehicles, rolling stock and tangible personal property. Leasing also solicits business from municipal customers and is seeking to augment the existing customer base with larger commercial customers. For the twenty year history with Southern National, the sales effort of Leasing has been directed at fleet leasing. The mix of vehicle and equipment leases has remained approximately 75% vehicle to 25% equipment.

-------------------------------------------------------------------------------
                                    TABLE 3
              SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY*

                                                    DECEMBER 31, 1995
                                           ------------------------------------
                                           COMMERCIAL,
                                            FINANCIAL
                                               AND      REAL ESTATE:
                                           AGRICULTURAL CONSTRUCTION   TOTAL
                                           ------------ ------------ ----------
                                                  (DOLLARS IN THOUSANDS)
Fixed rate:
  1 year or less (2)......................  $  164,088    $144,136   $  308,224
  1-5 years...............................     265,436      74,252      339,688
  After 5 years...........................      53,087         --        53,087
                                            ----------    --------   ----------
    Total.................................     482,611     218,388      700,999
                                            ----------    --------   ----------
Variable rate:
  1 year or less (2)......................     759,377     482,543    1,241,920
  1-5 years...............................     775,534     248,582    1,024,116
  After 5 years...........................      80,784         --        80,784
                                            ----------    --------   ----------
    Total.................................   1,615,695     731,125    2,346,820
                                            ----------    --------   ----------
      Total loans and leases (1)..........  $2,098,306    $949,513   $3,047,819
                                            ==========    ========   ==========

--------
* Balances are gross of unearned income.

(1) The table excludes:

     (i)   consumer loans to individuals for household, family
            and other personal expenditures......................  $ 1,540,251
     (ii)  real estate mortgage loans............................    8,671,941
     (iii) loans held for sale...................................      245,280
     (iv)  leases................................................      376,152
                                                                   -----------
                                                                   $10,833,624
                                                                   ===========

(2) Includes loans due on demand.

  Scheduled repayments are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms. Southern National's credit policy does not permit automatic renewals of loans. At the scheduled maturity date (including balloon payment date), the customer must request a new loan to replace the matured loan and execute a new note with rate, terms and conditions renegotiated at that time.

-------------------------------------------------------------------------------

NONACCRUAL LOANS AND LEASES

  It is Southern National's policy to place commercial loans and leases on nonaccrual status when full collection of principal and interest becomes doubtful, or when any portion of principal or interest becomes 90 days past due, whichever occurs first. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful.

  Mortgage loans and other consumer loans are also placed on nonaccrual status when full collection of principal and interest becomes doubtful, but they are subject to longer periods of time before they are automatically placed on nonaccrual. This period of time varies for different types of consumer loans.

ALLOWANCE FOR LOAN AND LEASE LOSSES

  The allowance for loan and lease losses is established through a provision for loan and lease losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. This evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans' risk grades, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant consideration in providing for an adequate reserve. Southern National utilizes ten "risk grades" to determine the repayment capacity of borrowers. Southern National's objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration in order to reduce overall credit risk by minimizing the adverse impact of any single event or combination of related events. Although management believes that the best information available is used to determine the adequacy of the allowance, the nature of the process by which management determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Unforeseen market conditions could result in adjustments in the allowance which would affect earnings. Future additions to Southern National's allowance will be the result of periodic loan, property and collateral reviews as well as projected changes in overall economic and real estate markets.

-------------------------------------------------------------------------------

                                    TABLE 4
                       ALLOCATION OF RESERVE BY CATEGORY

                                                                DECEMBER 31,
                          -----------------------------------------------------------------------------------------
                                1995              1994              1993               1992             1991
                          ----------------- ----------------- ----------------- ----------------- -----------------
                                   % LOANS           % LOANS           % LOANS           % LOANS           % LOANS
                                   IN EACH           IN EACH           IN EACH           IN EACH           IN EACH
                           AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                           (DOLLARS IN THOUSANDS)
Balance at end of period
 applicable to:
 Commercial, financial
  and agricultural......  $ 27,824    15%   $ 35,869    20%   $ 44,018    17%   $ 31,036    18%   $ 26,049    18%
Real estate:
 Construction and land
  development...........    13,443     7      10,874     5      12,311     6      10,260     5      10,352     7
 Mortgage...............    76,079    64      63,186    61      63,996    63      50,444    61      37,168    59
                          --------   ---    --------   ---    --------   ---    --------   ---    --------   ---
 Real estate--total.....    89,522    71      74,060    66      76,307    69      60,704    66      47,520    66
                          --------   ---    --------   ---    --------   ---    --------   ---    --------   ---
Consumer................    23,824    11      23,444    12      23,138    12      20,621    14      25,279    15
Leases..................     3,443     3         906     2       1,218     2       1,313     2       1,610     1
Unallocated.............    27,545            37,455            24,664            21,910            15,511
                          --------   ---    --------   ---    --------   ---    --------   ---    --------   ---
 Total..................  $172,158   100%   $171,734   100%   $169,345   100%   $135,584   100%   $115,969   100%
                          ========   ===    ========   ===    ========   ===    ========   ===    ========   ===

-------------------------------------------------------------------------------

  The following table sets forth information with respect to Southern National's allowance for loan and lease losses for the most recent five years.

-------------------------------------------------------------------------------

                                    TABLE 5
              COMPOSITION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                 DECEMBER 31,
                          --------------------------------------------------------------
                             1995         1994         1993         1992         1991
                          -----------  -----------  -----------  -----------  ----------
                                            (DOLLARS IN THOUSANDS)
Balance, beginning of
 period.................  $   171,734  $   169,345  $   137,400  $   116,221  $   87,457
                          -----------  -----------  -----------  -----------  ----------
 Charge-offs:
  Commercial, financial
   and agricultural.....      (10,151)     (10,759)     (23,912)     (27,131)    (29,575)
  Real estate...........       (9,993)      (6,694)      (7,502)     (10,796)     (9,726)
  Consumer..............      (21,717)     (11,971)     (13,433)     (18,129)    (19,519)
  Lease receivables.....         (614)        (646)        (771)      (1,428)     (1,308)
                          -----------  -----------  -----------  -----------  ----------
   Total charge-offs....      (42,475)     (30,070)     (45,618)     (57,484)    (60,128)
                          -----------  -----------  -----------  -----------  ----------
 Recoveries:
  Commercial, financial
   and agricultural.....        4,177        6,770        5,892        3,872       2,347
  Real estate...........        2,567        2,308        1,261        3,340         789
  Consumer..............        4,360        4,122        3,640        2,901       2,381
  Lease receivables.....          395          294          149          188         116
                          -----------  -----------  -----------  -----------  ----------
   Total recoveries.....       11,499       13,494       10,942       10,301       5,633
                          -----------  -----------  -----------  -----------  ----------
Net charge-offs.........      (30,976)     (16,576)     (34,676)     (47,183)    (54,495)
                          -----------  -----------  -----------  -----------  ----------
 Provision charged to
  expense...............       31,400       17,846       53,311       62,871      75,844
                          -----------  -----------  -----------  -----------  ----------
 Allowance of loans
  acquired in purchase
  transactions..........          --         1,119       13,310        3,675       7,163
                          -----------  -----------  -----------  -----------  ----------
Balance, end of period..  $   172,158  $   171,734  $   169,345  $   135,584  $  115,969
                          ===========  ===========  ===========  ===========  ==========
Average loans and
 leases*................  $13,640,565  $12,360,633  $11,177,299  $10,149,563  $9,187,287
Net charge-offs as a
 percentage of average
 loans and leases.......         0.23%        0.13%        0.31%        0.46%       0.59%
                          ===========  ===========  ===========  ===========  ==========

--------
* Loans and leases are net of unearned income and include loans held for sale.

-------------------------------------------------------------------------------

NONPERFORMING ASSETS

  Nonperforming assets include nonaccrual loans and leases and foreclosed property. Southern National directs significant energy to maintaining low levels of nonperforming assets and works quickly with delinquent borrowers to resolve problems. Loans are considered delinquent in most cases the first day after payment is due. After a loan has been delinquent for ten days, Southern National mails a reminder notice to borrowers, and if the borrower does not contact a collection officer, late charges are assessed on the sixteenth day after the due date. Numerous attempts to work with the borrower to establish a repayment plan are made throughout the delinquent period of the loan. When a commercial loan becomes 90 days past due, the loan is placed on nonaccrual status. For mortgage and most consumer loans, the period of time before a delinquent loan is placed on nonaccrual status varies, as discussed above. In some cases, loans may be placed on nonaccrual status earlier based on specific circumstances surrounding the loan. If the collection of principal and/or interest becomes doubtful at any time during the collection process, the loan is placed on nonaccrual status. Every effort is made to reach an agreement on payment with the borrower. If it becomes necessary to foreclose on loans, acquired assets are quickly sold to minimize the cost of carrying such assets.

INVESTMENT ACTIVITIES

  Southern National maintains a portion of its assets as investment securities. Banks are allowed to purchase, sell, deal in and hold certain investment securities as prescribed by regulations. These investments include all obligations of the U.S. Treasury, agencies of the Federal government, obligations of any state or political subdivision, various types of corporate debt, mutual funds, limited equity securities and certain derivative securities.

  Investment portfolio activities are governed internally by a written, board-approved investment policy. Investment policy is carried out by the Corporation's Asset and Liability Committee ("ALCO") which meets regularly to review the economic environment, assess current activities for appropriateness and establish investment strategies. The ALCO also has much broader responsibilities which are discussed in the section "Asset/Liability Management" of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Corporation maintains its investment portfolio in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement established accounting procedures consistent with the intent to hold securities until maturity, to hold securities in an available-for-sale capacity or to trade securities.

  Investment strategies are established by the ALCO in consideration of the interest rate cycle, mix of the balance sheet, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Corporation. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets and liabilities to cover unanticipated deposit and loan fluctuations, seasonal funds flow variations and overall funds management objectives; (ii) to provide eligible securities to secure public funds and trust deposits as prescribed by law; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

  Within the overall context of the primary purposes of portfolio management as just described, investment strategy during 1995 was established and continually adjusted within an environment of stable short-term interest rates since the second quarter.

  At December 31, 1995, the investment portfolio represented 26% of the total assets of the Corporation. That percentage is somewhat higher than historical norms for the Corporation. During the past four years, investment securities have increased as a percentage of total assets. Management has judged overall liquidity and interest rate sensitivity to be adequate to allow the growth of both the investment and loan portfolios during that time. It is anticipated that the opportunities that permitted the growth of both portfolios will not be present in the immediate future, and, as a result, management has begun to allow the investment portfolio to decline as a percentage of total assets toward more historical norms.

  As has been the case for the past several years, investment activity during 1995 was centered on obligations of the U.S. Treasury and Federal agencies. U.S. Treasury and Federal agencies comprised 94% of the total book value of the portfolio at year end. The value of these securities from return and quality perspectives made them relatively more attractive than other types of investments. Emphasis continued to be placed on short and intermediate-term maturities, balancing reasonable stability between liquidity and yield. The average maturity of the entire portfolio at December 31, 1995 was 3 years compared to 4 years at December 31, 1994. Table 11--"Securities" shows the maturity distribution by category of Southern National's investment portfolio at December 31, 1995.

  During the fourth quarter of 1995, Southern National transferred $1.5 billion of securities classified as held to maturity into the securities available-for-sale category. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of this transaction.

  The following table provides information regarding the composition of Southern National's securities portfolio.

-------------------------------------------------------------------------------

                                    TABLE 6
                      COMPOSITION OF SECURITIES PORTFOLIO

                                                        DECEMBER 31,
                                              --------------------------------
                                                 1995       1994       1993
                                              ---------- ---------- ----------
                                                   (DOLLARS IN THOUSANDS)
Securities held to maturity (at amortized
 cost):
  U.S. Treasury, government and agency
   obligations............................... $    9,461 $1,190,558 $2,433,380
  States and political subdivisions..........    144,508    165,520    203,422
  Mortgage-backed securities.................        --     608,676    567,520
  Other securities...........................        --         665    100,272
                                              ---------- ---------- ----------
    Total securities held to maturity........    153,969  1,965,419  3,304,594
                                              ---------- ---------- ----------
Securities available for sale (1995 and 1994
 at market,
 1993 at amortized cost):
  U.S. Treasury, government and agency
   obligations...............................  4,060,423  3,024,792  1,384,017
  States and political subdivisions..........     20,773     16,918        --
  Mortgage-backed securities.................    977,727    310,314    535,299
  Other securities...........................    142,421    107,674      1,572
                                              ---------- ---------- ----------
    Total securities available for sale......  5,201,344  3,459,698  1,920,888
                                              ---------- ---------- ----------
Total securities............................. $5,355,313 $5,425,117 $5,225,482
                                              ========== ========== ==========

-------------------------------------------------------------------------------

SOURCES OF FUNDS

  Deposits are the primary source of funds for lending and investing activities. The amortization and scheduled payment of loans and maturities of investment securities provide a stable source of funds, while deposit fluctuations and loan prepayments are significantly influenced by the overall interest rate environment and other market conditions. Federal Home Loan Bank ("FHLB") advances, Federal funds purchased and short-term borrowed funds all provide supplemental liquidity sources based on specific needs, or if management determines that these are the best sources of funds to meet current requirements.

 Deposits

  Customer deposits are attracted principally from within Southern National's market area through the offering of a broad selection of deposit instruments including demand deposits, negotiable order of withdrawal accounts, passbook and statement savings accounts, money market deposits, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and the interest rate. Interest rates paid on specific deposits are set by the ALCO and are determined based on (i) the interest rates offered by competitors, (ii) anticipated needs for cash and the timing of the cash flow needs offset by the availability of more cost-effective funding sources and
(iii) anticipated future economic conditions and interest rates. Customer deposits are attractive sources of liquidity because of stability, pricing control and the ability to generate fee income through the cross-sale of deposit-related services.

-------------------------------------------------------------------------------

                                    TABLE 7
                        TIME DEPOSITS $100,000 AND OVER

                                                          (DOLLARS IN THOUSANDS)
Maturity
  Less than three months.................................       $  864,652
  Four through six months................................          368,789
  Seven through twelve months............................          243,542
  Over twelve months.....................................          315,147
                                                                ----------
BALANCE AT DECEMBER 31, 1995.............................       $1,792,130
                                                                ==========

-------------------------------------------------------------------------------

 Short-Term Borrowed Funds

  Southern National's ability to borrow significant funds through non-deposit sources generates additional flexibility to meet the needs of customers by offsetting liquidity risk and to reach the goals set by the ALCO. Southern National has done this in the past primarily through securities sold under repurchase agreements. Other components of short-term borrowed funds at year end were master notes, Federal funds purchased and U.S. Treasury tax and loan deposit notes payable.

-------------------------------------------------------------------------------

                                    TABLE 8
                           SHORT-TERM BORROWED FUNDS

  The following information summarizes certain pertinent information for the past three years on securities sold under agreement to repurchase, Federal funds purchased, master notes, Federal Reserve discount window borrowings, U.S. Treasury tax and loan deposit notes payable and other short-term borrowed funds.

                                              1995        1994        1993
                                           ----------  ----------  ----------
                                                (DOLLARS IN THOUSANDS)
Maximum outstanding at any month-end
 during the year.......................... $3,724,127  $2,975,957  $1,998,481
Average outstanding during the year.......  3,055,180   2,321,379   1,349,156
Average interest rate during the year.....       5.85%       4.24%       3.23%
Average interest rate at end of year......       5.28        5.49        2.94

-------------------------------------------------------------------------------

CAPITAL ADEQUACY AND RESOURCES

  Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors. Southern National's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide future growth and compliance with all regulatory standards. Close attention is given to regulatory levels of capital as percentages of assets and risk-weighted assets. The accompanying table outlines the regulatory minimums for Tier 1 capital, total risk-based capital and the leverage ratio, as well as such amounts for Southern National as of December 31, 1995.

-------------------------------------------------------------------------------

                                    TABLE 9
                               CAPITAL ADEQUACY

                                        REGULATORY SOUTHERN BB&T-  BB&T-
                                         MINIMUMS  NATIONAL  NC     SC    COMMERCE
                                        ---------- -------- -----  -----  --------
Risk-based capital ratios:
  Tier 1 capital (1)...................    4.0%      13.0%  10.4%  14.1%    11.2%
  Total risk-based capital (2).........    8.0       14.3   11.6   15.3     12.5
Tier 1 leverage ratio (3)..............    3.0        7.8    6.4    9.0      8.2

--------
(1) Shareholders' equity less non-qualifying intangible assets; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(2) Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(3) Tier 1 capital computed as a ratio of fourth quarter average assets less goodwill.

                       CERTAIN REGULATORY CONSIDERATIONS

GENERAL

  As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956 (as amended, the "BHCA") and its examination and reporting requirements. Under the BHCA, bank holding companies may not directly or indirectly acquire the ownership or control of more than five percent of the voting shares or substantially all of the assets of any company, including a bank, without the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). In addition, bank holding companies are generally prohibited under the BHCA from engaging in nonbanking activities, subject to certain exceptions.

  In addition, BB&T-NC, BB&T-SC and Commerce (collectively, the "Banks") are extensively regulated under state and federal law. As state-chartered commercial banks, the Banks are subject to regulation, supervision and examination by state banking authorities in their respective home states, including the North Carolina Commissioner, in the case of BB&T-NC, the South Carolina Commissioner, in the case of BB&T-SC, and the Virginia State Corporation Commission, Bureau of Financial Institutions, in the case of Commerce. As federally-insured, nonmember banks, each of the Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC").

  The earnings of the Company's subsidiaries, and therefore the earnings of the Company, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including those referred to above. In addition, there are numerous governmental requirements and regulations which affect the activities of the Company and its subsidiaries.

  The following description summarizes some of the state and federal laws to which the Company and the Banks are subject. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

PAYMENT OF DIVIDENDS

  The Company is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of the revenues of the Company result from amounts paid as dividends to the Company by its banking subsidiaries. The Company's banking subsidiaries are subject to state laws and regulations that limit the amount of dividends they can pay. The Company does not expect that these laws and regulations will materially impact the ability of its banking subsidiaries to pay dividends. During the year ended December 31, 1995, the Banks paid $91.5 million in cash dividends to the Company.

  In addition, both the Company and the Banks are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal or state regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only out of current operating earnings.

CAPITAL

  The Company. The minimum requirement for a bank holding company's ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8 percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of subordinated debt, qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "total capital"). At December 31, 1995, the Company's Tier 1 and total capital ratios were 13.0% and 14.3%, respectively.

  In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to 3 percent for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least 4 to 5 percent. The Company's leverage ratio at December 31, 1995, was 7.8%. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity.

  The Banks. The FDIC has adopted minimum risk-based and leverage ratio guidelines to which the Banks are subject. Under the risk-based capital requirements of the FDIC, each of the Banks is required to maintain a minimum ratio of total capital (Tier 1 plus Tier 2 capital) to total risk-adjusted assets (which include the credit risk equivalents of certain off-balance sheet items) of 8 percent, of which half (4 percent) must be Tier 1 capital. In addition, the FDIC requires a minimum leverage ratio (Tier 1 capital to average total consolidated assets) of 3 percent. These risk-based capital and leverage ratios are minimum supervisory ratios generally applicable to banks that meet certain specified criteria, including that they have one of the two highest regulatory ratings. Banking institutions not meeting these criteria are expected to operate with capital positions well above the minimum ratios. In addition, the FDIC may set capital requirements for a particular bank that are higher than the minimum ratios when circumstances warrant.

  The FDIC's risk-based capital standards explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital regulations also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy. The banking agencies issued for comment a proposed joint policy statement that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. The agencies may, ultimately, establish an explicit capital charge for interest rate risk.

  Under federal banking laws, failure to meet the minimum regulatory capital requirements could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including, in the most severe cases, the termination of deposit insurance by the FDIC and placing the institution into conservatorship or receivership.

  The capital ratios of each of the Banks exceeded all minimum regulatory capital requirements as of December 31, 1995. As of December 31, 1995, the ratio of total capital to total risk-adjusted assets for BB&T-NC, BB&T-SC and Commerce were 11.6%, 15.3% and 12.5%, respectively, and the Banks' leverage ratios (Tier 1 capital to average total consolidated assets) were 6.4%, 9.0% and 8.2%, respectively.

FIRREA

  The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), among other things, imposes liability on an institution the deposits of which are insured by the FDIC, such as the Banks, for certain potential obligations to the FDIC incurred in connection with other FDIC-insured institutions under common control with such institution.

  Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to each of the Banks and to commit resources to support each of such subsidiaries. This support may be required at times when, absent such Federal Reserve Board policy, the Company may not find itself able to provide it.

  Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

PROMPT CORRECTIVE ACTION UNDER FDICIA

  The prompt corrective action provisions of the Federal Deposit Insurance Company Improvement Act of 1991 ("FDICIA") significantly expanded the regulatory and enforcement powers of federal banking regulators, including the FDIC. Among other things, FDICIA establishes additional capital standards for insured depository institutions and requires specific enforcement actions by the appropriate federal regulatory agencies against institutions that fail to meet these standards. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized."

  The FDIC's regulations establish specific actions that are permitted or, in certain cases, required to be taken by regulators with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution's capital, the agency's corrective powers can include: requiring a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional stock (including voting stock) or to be acquired; placing restrictions on transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election for the institution's board of directors; requiring that certain senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; prohibiting the holding company from making capital distributions without prior regulatory approval; and, in the most severe cases, appointing a receiver for the institution. A bank that is undercapitalized is required to submit a capital restoration plan, and such a plan will not be accepted unless, among other things, the bank holding company guarantees the capital plan, up to a certain specified amount. Under certain circumstances, a "well capitalized," "adequately capitalized" or "undercapitalized" institution may be required to comply with restrictions applicable to the next lowest capital category.

  As of December 31, 1995, the Company and each of the Banks were classified as "well capitalized."

CONSERVATORSHIP AND RECEIVERSHIP POWERS OF THE FEDERAL AND STATE BANKING
AGENCIES

  The federal banking agencies have broad enforcement powers over depository institutions, including the power to terminate deposit insurance, impose substantial fines and other civil penalties and to appoint a conservator or receiver. The federal statutes to which the Company and its subsidiaries are subject also contain criminal penalties. In addition to the grounds discussed under "Prompt Corrective Action Under FDICIA," the FDIC may appoint itself as conservator or receiver for each of the Banks if any one or more of a number of circumstances exist, including, without limitation, the fact that the bank is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

  State regulatory authorities have broad enforcement powers over state banking institutions chartered in each of their states including powers to impose fines and other civil penalties and to appoint a conservator (with the approval of the Governor in the case of North Carolina) in order to conserve the assets of any such institution for the benefit of depositors and other creditors thereof. The state statutes to which the Company and its subsidiaries are subject also contain criminal penalties. In addition, the North Carolina Commissioner has the authority to take possession of a state bank in certain circumstances, including, among other things, when it appears that such bank has violated its charter or any applicable laws or is conducting its business in an unauthorized or unsafe manner, or is in an unsafe or unsound condition to transact its business or has an impairment of its capital stock. A conservator has the authority, under the direction of the applicable state authority, to take possession of the books, records and assets of a bank and to exercise all powers of such state authority in order to preserve the assets of such bank.

  The FDIC may provide federal assistance to a "troubled institution" without placing the institution into conservatorship or receivership. In such a case, preexisting debtholders and shareholders may be required to make substantial concessions and, insofar as practical, the FDIC will succeed to their interests in proportion to the amount of federal assistance provided.

INSOLVENCY, LIQUIDATION, OR OTHER DEFAULT BY THE BANKS

  In the event of the liquidation or other resolution of any federally-insured depository institution, such as each of the Banks, the claims of depositors of such an institution (including claims by the FDIC as subrogee of insured depositors) and administrative expenses of the receiver are entitled to priority in payment over the claims of any other senior or general creditors of the institution, other than secured creditors. A substantial majority of the liabilities of each of the Banks are deposits or secured liabilities.

  A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly-controlled depository institution or (ii) any assistance provided by the FDIC to a commonly-controlled depository institution in danger of default. However, such liability to the FDIC would be subordinated in right of payment to deposit liabilities and to most secured, senior, general or subordinated obligations, other than obligations owed to any affiliate of the depository institution (with certain exceptions) and any obligations to shareholders of such depository institution in their capacity as such.

  As conservator or receiver for an insured depository institution, and in order to promote the orderly administration of the institution's affairs, the FDIC may disaffirm or repudiate any contract or lease to which such institution is a party. The FDIC as conservator or receiver is also permitted to enforce most types of contracts pursuant to their terms notwithstanding any acceleration provisions therein, and may transfer to a new obligor any of the institution's assets and liabilities, without approval or consent of the institution's creditors. Pursuant to FDICIA, the FDIC is also authorized to settle all uninsured and unsecured claims in the insolvency of an insured bank by making a final settlement payment at a percentage rate reflecting an average of the FDIC's receivership recovery experience and constituting full payment and disposition of the FDIC's obligations to such uninsured and unsecured claimants.

  Should a state regulatory authority elect to take possession of any bank for the purpose of liquidation, administrative claims and claims of depositors are entitled to priority in payment over the claims of creditors. Each of the state authorities may appoint the FDIC as its agent for the purpose of liquidation of a bank, provided that the liabilities of such bank to its depositors are insured by the FDIC.

  If the FDIC or state regulatory agency were appointed receiver of a bank, the amount paid on claims in respect of the bank's obligations to its creditors would depend upon, among other factors, the amount of assets in the receivership and the relative priority of the claim.

DEPOSIT INSURANCE ASSESSMENTS

  The deposits of each of the Banks are insured by the FDIC, up to applicable limits. Most of the deposits of the Banks are subject to deposit premium assessments of the Bank Insurance Fund ("BIF") of the FDIC. In addition, approximately 40 percent of the Banks' deposits (which are related to each Bank's acquisition of thrift deposits) is subject to assessments by the Savings Association Insurance Fund ("SAIF") of the FDIC. Under the FDIC's risk-based insurance system, BIF-assessed deposits are currently subject to premiums of between $.00 and $.27 per $100 of deposits, depending upon the institution's capital position and other supervisory factors. The current premiums reflect a reduction, effective January 1, 1996, from a range of $.04 to $.31 per $100 of deposits. The rate applicable to the BIF-assessed deposits of each of the Banks is currently $.00 per

$100 of eligible deposits, with a minimum semiannual assessment of $1,000. The range of premiums applicable to SAIF-assessed deposits is between $.23 and $.31 per $100 of deposits, and the assessment rate for each of the Banks' SAIF-assessed deposits is $.23 per $100 of eligible deposits.

  Proposed budget reconciliation legislation that contains provisions to recapitalize the SAIF was passed by both houses of Congress and reconciled in conference committee. However, the President vetoed the proposed budget reconciliation legislation on December 6, 1995, for reasons unrelated to the SAIF recapitalization issue. Draft conference report language released by the House Committee on Banking and Financial Services includes provisions for a one-time special assessment, as determined by the FDIC, on SAIF-assessable deposits of insured depository institutions in an amount adequate to cause the SAIF to achieve its specific designated reserve ratio of 1.25 percent. The proposed legislation called for a special assessment in the range of $.80 per $100 of insured deposits for SAIF institutions.

  The draft conference report language provides that the assessment would be applied to the amount of SAIF-assessable deposits held as of March 31, 1995. However, more recent negotiations have resulted in a proposal that the cut-off date for SAIF-assessable deposits be December 31, 1995. The SAIF-assessable deposits of BB&T-NC and BB&T-SC as of March 31, 1995 totaled approximately $4.3 billion and $1.5 billion, respectively. Under the proposed legislation, BB&T-NC would receive a 20 percent discount on the assessment, because the bank's SAIF-assessable deposits were less than 50 percent of its total assessable deposits as of June 30, 1995. The pretax impact on the Company of this one-time assessment is not expected to exceed $41.0 million. The Company expects to record this expense following the enactment of the legislation. In the event that the SAIF is recapitalized pursuant to this legislation, it is expected that the assessment rates applicable to SAIF-assessable deposits would be reduced.

  The proposed legislation contains additional provisions that, among other things, would require BIF-member institutions to share pro rata in the obligations of SAIF members for certain government bonds.

  The final form of the proposed legislation, including whether the legislation will contain some or all of the provisions discussed above, cannot be determined with certainty at this time. Similarly, the date of passage of the final form of the legislation, or whether this or any similar legislation will be passed during this session of Congress, cannot be determined with certainty at this time.

  Under the federal banking laws, a federally-insured institution is prohibited from paying interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due to the FDIC.

SAFETY AND SOUNDNESS STANDARDS

  Effective August 9, 1995, the federal banking agencies published final agency guidelines that establish safety and soundness standards addressing operational and managerial, as well as compensation matters for insured financial institutions like the Banks, as required by FDICIA. Banks failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. On this same date, the agencies issued for comment proposed guidelines regarding asset quality and earnings standards for insured institutions.

INTERSTATE BANKING AND BRANCHING LEGISLATION

  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. In addition, beginning June 1, 1997, IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of IBBEA and May 31, 1997. IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. A bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the opting out state, whether through an acquisition or de novo.

  North Carolina has enacted an early opt-in law permitting interstate bank merger transactions effective June 22, 1995. The North Carolina law permits de novo branching on a reciprocal basis until June 1, 1997, and unrestricted de novo branching thereafter. Virginia has enacted an early opt-in law permitting interstate bank merger transactions effective July 1, 1995. The Virginia law permits de novo branching on a reciprocal basis. At this time, South Carolina has not enacted an early opt-in law.

EMPLOYEES

  At December 31, 1995, Southern National had approximately 7,700 full-time-equivalent employees.

PROPERTIES

  Southern National and its significant subsidiaries occupy headquarters offices that are either owned or operated under long-term leases and also own free-standing operations centers in Wilson, Charlotte and Lumberton. Branch office locations are variously owned or leased. The premises occupied by Southern National and its subsidiaries are considered to be well-located and suitably equipped to serve as financial service facilities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following discussion and analysis of the financial condition and results of operations of Southern National Corporation ("Southern National" or the "Corporation") for each of the three years in the period ended December 31, 1995, and related financial information are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of Southern National's 1995 performance.

  On February 28, 1995, Southern National and BB&T Financial Corporation ("BB&T") merged in a transaction accounted for under the pooling-of-interests method of accounting. The merger created the sixth largest bank holding company in the Southeast and the 36th largest in the U.S. BB&T's acquisition of Commerce Bank of Virginia Beach, Virginia ("Commerce") on January 10, 1995, was also accounted for as a pooling-of-interests. Accordingly, all discussion contained herein of prior results and future prospects is presented as if Southern National, BB&T and Commerce were combined at the beginning of each period presented. The results might have been different had the companies actually been combined throughout the periods presented, and the financial results presented are not necessarily indicative of future performance.

  Certain adjustments have been made to conform accounting methodology, and certain amounts for prior years have been reclassified to conform the statement presentations. The primary adjustment required was to conform BB&T's accounting for the adoption of a new accounting policy for postretirement benefits other than pensions to that of Southern National. In adopting the provisions of Statement of Financial Accounting Standards ("SFAS") No. 106, "Accounting for Postretirement Benefits Other Than Pensions," in 1993, BB&T elected to amortize the accumulated postretirement obligation related to the adoption over a period of 21 years, while Southern National elected to reflect the adoption through the recording of a cumulative charge for this change in accounting principle. In conforming BB&T's transition methodology to that elected by Southern National, the cumulative charge resulting from a change in accounting principle recorded in 1993 was increased by $7.0 million, net of related income taxes, while noninterest expenses were reduced by $559,000 for both 1994 and 1993.

  Southern National incurred significant nonrecurring expenses during 1995 resulting from the merger with BB&T. These charges totaled $76.3 million, after tax, and were comprised primarily of severance and other personnel costs, branch closings and divestitures, merger and conversion costs and consolidations of bank operations. See "Analysis of Results of Operations" for additional discussion concerning the impact of these charges.

ANALYSIS OF FINANCIAL CONDITION

  The economy's slower growth during 1995 was reflected in the banking industry by moderate loan growth, tighter liquidity and declining interest-rate spreads, while capitalization remained strong. Continued growth in loan portfolios throughout the industry tightened liquidity at many institutions. Liquidity for funding loan portfolio activities is typically derived from deposits, borrowings or sales of assets such as securities. These trends have created higher loan to deposit ratios throughout the industry. As market interest rates decreased in 1995, the importance of deposits as a funding source (and the value of related customer relationships as openings to offer other products) kept many institutions from lowering deposit rates to the same degree as decreases in market interest rates. This contributed to narrower interest rate margins during the year.

  For Southern National, average assets totaled $20.3 billion in 1995, an increase of approximately 6.8% over the average of $19.0 billion in 1994. Average assets grew 11.2% in 1994 compared to 1993. At the end of 1995, assets totaled $20.5 billion.

  The five-year compound rate of growth in average assets was 9.7%. Over the same five-year period, the compound annual growth rates based on average balances have been 9.0% for loans, 13.9% for securities and 6.6% for deposits. All growth rates have been enhanced by the effects of acquisitions accounted for as purchases.

-------------------------------------------------------------------------------

                                   TABLE 10

                      COMPOSITION OF AVERAGE TOTAL ASSETS

                                                                    % CHANGE
                                                                 ---------------
                                                                 1995 V. 1994 V.
                             1995         1994         1993       1994    1993
                          -----------  -----------  -----------  ------- -------
                                (DOLLARS IN THOUSANDS)
Securities *............  $ 5,405,773  $ 5,350,982  $ 4,670,213      1 %    15 %
Federal funds sold and
 other earning assets...       44,384      130,670      152,370    (66)    (14)
Loans and leases, net of
 unearned income **.....   13,640,565   12,360,633   11,177,299     10      11
                          -----------  -----------  -----------
Average earning assets..   19,090,722   17,842,285   15,999,882      7      12
Non-earning assets......    1,182,306    1,133,525    1,067,159      4       6
                          -----------  -----------  -----------
Average total assets....  $20,273,028  $18,975,810  $17,067,041      7 %    11 %
                          ===========  ===========  ===========
Average earning assets
 as a percentage of
 average total assets...         94.2%        94.0%        93.7%
                          ===========  ===========  ===========

--------
 * Based on amortized cost.
** Includes loans held for sale based on lower of amortized cost or market.
   Amounts are gross of the allowance for loan and lease losses.

-------------------------------------------------------------------------------

SECURITIES

  The securities portfolios provide earnings and liquidity, as well as providing an effective tool in managing interest rate risk. Management has continued to emphasize investments with a maturity of five years or less because of the changing interest rate environment and the strong economy of the last two years. U.S. Treasury securities, which continue to comprise the majority of the portfolio, provide adequate current yields with minimal risk and maturities structured to address liquidity concerns.

  During 1993, the FASB issued SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement, which was adopted by Southern National as of January 1, 1994, addresses the accounting and reporting of investments in equity securities that have readily determinable fair values and all investments in debt securities. These investments are classified in one of three categories: held to maturity, trading and available for sale. Securities classified as available for sale are carried at estimated fair value with unrealized depreciation or appreciation, net of tax, reported as a separate component of shareholders' equity. Securities classified as held to maturity are carried in the financial statements at amortized cost. Securities classified as trading are carried at estimated fair value with market adjustments, fees, gains or losses and interest income earned on the securities recognized in current period earnings. Southern National engages in securities trading transactions as a normal course of business, but had no securities classified as trading at year end.

  Securities decreased 1.3% in 1995 to a total of $5.4 billion at the end of the year. This followed an increase of 3.8% in 1994.

  Southern National historically has maintained a securities portfolio of 21-25% of total assets. However, securities have been 25-28% of assets in recent years because of reduced demand for loans. At the end of 1995, securities represented 26% of assets. This percentage is lower than the prior year balance of 27% because lower-yielding U.S. Treasuries have been allowed to mature during the fourth quarter without reinvestment of the proceeds as discussed below. Over the long term, Southern National expects the securities portfolio to return to historic levels of 21-25% of total assets.

  The market value of the available-for-sale portfolio was $51.2 million greater than the amortized cost of these securities. At December 31, 1995, Southern National's available-for-sale portfolio had net unrealized appreciation, net of tax, of $31.2 million, which is reported as a separate component of equity. Equity adjustments resulting from market valuation gains and losses do not represent permanent increases or reductions in equity and are not considered for purposes of calculating actual levels of risk-based capital. If securities so designated are sold, then the actual gains or losses realized are reported in current period earnings.

  Market valuation gains or losses in the Corporation's held-to-maturity category affect neither earnings nor capital since these securities are carried at amortized cost. The Corporation's held-to-maturity securities totaled $154.0 million at December 31, 1995, with net unrealized gains totaled $5.9 million.

  The fully taxable equivalent ("FTE") yield on the total securities portfolio was 6.22% for the year ended December 31, 1995, compared to 5.85% for the year ended December 31, 1994 and 6.43% for 1993.

  During the first quarter of 1995, securities declined $196.6 million because of a restructuring of the securities portfolio. This restructuring was undertaken to conform the investment policies and portfolios of the combined companies after merger. Mortgage-backed securities with average projected maturities of approximately five years accounted for the majority of securities sold. The balance was comprised of older, lower-yielding U.S. Treasury and Federal agency securities with average maturities of three to five years. The average combined yield at cost for securities sold was approximately 6.00%. The total loss recognized on the sales was $19.8 million. Reinvestment of the proceeds from the restructuring was accomplished during the first and second quarters. U.S. Treasury and Federal agency securities with average maturities of three years and average yields at cost of approximately 7.00% were purchased.

  The restructuring of the securities portfolio resulted in a shift in portfolio holdings. The combined balance sheets of BB&T and SNB contained a high concentration of mortgage-related assets, comprised of fixed-rate loans and securities acquired as a result of acquisitions of thrift institutions during the last few years. This concentration of mortgage-related assets had become a significant factor on the balance sheets of both organizations. The sale of mortgage-backed securities was, in part, carried out to reduce the concentration of this type of asset on the balance sheet of the combined organization. Mortgage-related assets typically have longer durations than other bank assets and are generally more sensitive to changes in interest rates. The replacement of these securities with U.S. Treasury and Federal agency securities improved the mix of assets from both credit and interest sensitivity measurements.

  At December 31, 1995, the balance in the Corporation's available-for-sale category was $5.2 billion, which represents approximately 97% of the entire investment portfolio. This balance represents a 50% increase over the December 31, 1994 balance. This significant increase resulted from a fourth quarter transfer of the bulk of Southern National's securities which were previously classified as held to maturity into the available-for-sale category. The Financial Accounting Standards Board ("FASB") provided enterprises with the opportunity to make a one-time reassessment of the classification of all investment securities held at that time, such that the reclassification of any security from the held-to-maturity category would not call into question the enterprise's intent to hold other debt securities to maturity in the future. Management anticipates that this classification will allow more flexibility in the day-to-day management of the overall portfolio than the prior classifications.

  During the fourth quarter of 1995, Southern National began to reshape the balance sheet by changing the mix of investments held. The change in mix has been undertaken to improve the overall interest yield of the securities portfolio. This effort will continue into the first two quarters of 1996. Lower-yielding U.S. Treasuries which matured during the quarter were not reinvested in similar securities because many such securities have yields below the current Federal funds rate and the advantages these investments provided in prior years through reduced state taxes are currently less beneficial for Southern National. This effort resulted in the runoff of approximately $400 million in U.S. Treasuries during the quarter. The proceeds from these maturities were used primarily to pay down overnight funds. These securities were replaced in the portfolio by $301 million of longer-term higher-yielding mortgage-backed securities which were obtained through the securitization of a portion of Southern National's mortgage loan portfolio as discussed in the "Loans and Leases" section.

  Management expects interest rates to decrease somewhat, but remain mostly stable throughout 1996. A major investment strategy for the first half of 1996 will be to continue to allow lower-yielding U.S. Treasuries to mature without reinvestment in similar securities. Anticipated investment strategies include continued emphasis on securitization of mortgage loans and retaining these securities in the available for sale portfolio for the foreseeable future, high quality U.S. Treasury and Federal agency securities, investment in short and intermediate maturities, and a slight decline in the portion of securities categorized as held to maturity. The Corporation's ALCO will continually evaluate such strategies in consideration of actual economic and balance sheet developments.

-------------------------------------------------------------------------------

                                   TABLE 11
                                  SECURITIES

                                                     DECEMBER 31, 1995
                                              --------------------------------
                                              CARRYING VALUE AVERAGE YIELD (3)
                                              -------------- -----------------
                                                   (DOLLARS IN THOUSANDS)
U.S. Treasury, government and agency
 obligations (1)
  Within one year............................   $2,028,045         5.93%
  One to five years..........................    2,238,489         6.55
  Five to ten years..........................      476,974         6.45
  After ten years............................      304,103         6.90
                                                ----------         ----
    Total....................................    5,047,611         6.31
                                                ----------         ----
States and political subdivisions
  Within one year............................       23,038         9.61
  One to five years..........................       91,633         8.89
  Five to ten years..........................       49,378         8.76
  After ten years............................        1,232         7.98
                                                ----------         ----
    Total....................................      165,281         8.94
                                                ----------         ----
Other securities
  Within one year............................          200         7.29
  One to five years..........................        3,238         9.15
  Five to ten years..........................          667         7.84
  After ten years............................          --           --
                                                ----------         ----
    Total....................................        4,105         8.85
                                                ----------         ----
Securities with no stated maturity...........      138,316         9.15
                                                ----------         ----
    Total securities (2).....................   $5,355,313         6.47%
                                                ==========         ====

--------
(1) Included in U.S. Treasury, government and agency obligations are mortgage-backed securities totaling $977.7 million classified as available for sale and disclosed at estimated fair value. These securities are included in each of the categories based upon final stated maturity dates. The original contractual lives of these securities range from five to 30 years; however, a more realistic average maturity would be substantially shorter because of the monthly return of principal on certain securities.
(2) Includes securities held to maturity of $154.0 million disclosed at amortized cost and securities available for sale of $5.2 billion disclosed at estimated fair value.
(3) Taxable equivalent basis as applied to amortized cost.

-------------------------------------------------------------------------------

LOANS AND LEASES

  Net loans and leases totaled approximately $13.6 billion at the end of 1995. This represented an increase of $704.0 million in 1995, following an increase of $874.3 million in 1994. While the economy has expanded at a moderate rate over the past two years, loan demand has not been as strong as might historically be expected in a growing economy. The long-range objective of Southern National is to maintain a rate of internal growth which approximates that of its markets in the Carolinas and Virginia. Southern National believes that this will result in a rate of increase which will be sustainable and profitable.

  During 1995, interest rates decreased slightly which led to an increase in mortgage originations. The overall economic environment remained stable, with mixed results from leading economic indicators. Consumer spending and borrowing remained strong, while automobile sales, real income levels and new job rates fell. 1995 was similarly a year of mixed results for Southern National's market area. In addition to growth in mortgage loans, Southern National has seen significant growth in more-profitable retail lending during 1995. Management anticipates continued growth in overall loan demand.

  Southern National concentrated efforts on expanding the leasing function throughout 1995. Municipal leasing, primarily tax-exempt leases with counties and municipalities, was stronger than in the prior year. The leasing function has developed numerous lease-based products and services that have been effectively marketed to current Southern National customers and noncustomers. The leasing subsidiary provides a quality stream of earnings. Lease receivables, gross of unearned income, grew $71.6 million or 23.5% during 1995.

  The acquisitions of thrift institutions completed in recent years have created a concentration of mortgage loans in the portfolio higher than many of Southern National's peers. As discussed in the "Securities" section, Southern National securitized $301 million of fixed-rate mortgage loans during the fourth quarter in an attempt to lower this concentration. Management plans to securitize an additional $800 million during the first two quarters of 1996 to continue this process.

ASSET QUALITY

  The credit quality of the loan and lease portfolio remained relatively constant during the first and second quarters of 1995, continuing favorable trends in asset quality ratios since 1991. As reflected in Table 12--"Asset Quality," nonperforming assets ("NPA's") were $68.4 million at year end, up $9.2 million or 15.5% for the year. As a percentage of total assets, NPA's increased from .30% at December 31, 1994 to .33% at current year end. As a percentage of loans plus foreclosed properties, NPA's increased from .45% to
 .49%. The allowance for losses as a percentage of loans and leases was 1.25% at December 31, 1995, compared to 1.31% at December 31, 1994. Certain asset quality measures deteriorated somewhat during the third and fourth quarters of 1995. The increases in nonperforming assets and the corresponding increases in net charge-offs during the quarters reflect a reorganization of the collections function which resulted from the merger of Southern National and BB&T. Also, Southern National's asset quality ratios have been unusually strong compared to historic norms. Increases in net charge-offs to a more normalized level were expected by management as segments of the overall economy softened during the second half of 1995. Loans 90 days or more past due and still accruing interest increased slightly during 1995 to a balance of $29.1 million compared to a December 31, 1994 balance of $24.2 million.

  Southern National assigns risk grades to all commercial loans in the portfolio. This assignment of loans to one of ten categories is based upon the relative strength of the repayment source. All significant loans in the four highest risk grades are reviewed monthly for appropriateness of risk grade, accrual status and loss reserves.

  The following table reflects relevant asset quality information for Southern National for the most recent three years.

-------------------------------------------------------------------------------

                                   TABLE 12
                                 ASSET QUALITY

                                                          DECEMBER 31,
                                                     -------------------------
                                                      1995     1994     1993
                                                     -------  -------  -------
                                                     (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases......................... $61,489  $47,039  $61,737
Foreclosed property.................................   6,868   12,153   23,510
                                                     -------  -------  -------
Nonperforming assets................................ $68,357  $59,192  $85,247
                                                     =======  =======  =======
Loans 90 days or more past due and still accruing... $29,094  $24,224  $21,741
                                                     =======  =======  =======
ASSET QUALITY RATIOS
  Nonaccrual loans and leases as a percentage of
   loans and leases.................................    0.45%    0.36%    0.50%
  Nonperforming assets as a percentage of:
    Total assets....................................    0.33     0.30     0.45
    Loans and leases plus foreclosed property.......    0.49     0.45     0.70
  Net charge-offs as a percentage of average loans
   and leases.......................................    0.23     0.13     0.31
  Allowance for losses as a percentage of loans and
   leases...........................................    1.25     1.31     1.38
  Ratio of allowance for losses to:
    Net charge-offs.................................    5.56X   10.36x    4.88x
    Nonaccrual loans and leases.....................    2.80     3.65     2.74

--------
NOTE: Items referring to loans and leases are net of unearned income, gross of the allowance and include loans held for sale.

-------------------------------------------------------------------------------

DEPOSITS AND OTHER BORROWINGS

  Average deposits remained fairly stable at $14.3 billion, following an increase of approximately 5.6% in 1994. End of period interest-bearing deposits increased approximately $327.2 million in 1995 to a balance of $12.8 billion while non-interest bearing demand deposits increased $42.7 million to $1.9 billion.

  Core deposits compose Southern National's primary funding source, but management also uses short-term borrowed funds, primarily Federal funds purchased and repurchase agreements, to meet funding needs. Management also employs long-term debt for additional funding. Southern National's average short-term borrowed funds increased $733.8 million during 1995, while average long-term debt increased $450.3 million. These increases were necessary because of strong loan demand and a lack of growth in average deposits. The rates on short-term borrowed funds are primarily floating and typically indexed to various money market rates compared to loans which are largely based on the prime rate. Remaining borrowings and sales of available-for-sale securities were used to increase holdings of investment securities.

  During the quarters immediately following the merger of Southern National and BB&T, management adopted aggressive pricing strategies for loans and deposits in an effort to protect the customer base of the new bank. While these tactics proved successful in maintaining valuable customer relationships, they also contributed to the compression in net interest margin from 4.29% during 1994 to 4.05% during 1995. Also, the use of funding sources other than deposits placed additional pressure on the net interest margin. In an effort to control the cost of funds during 1996, management has developed a $2 billion bank note program to ease the reliance on shorter-term funding. Management has also emphasized the use of brokered deposits, Federal Home Loan Bank ("FHLB") advances and foreign deposits instead of short-term borrowed funds. FHLB advances are among the most cost-effective and most convenient alternative funding sources because such funds are fully securitized by mortgage loans. While brokered deposits and foreign deposits still compose a small portion of total deposits, these sources of funds are also more cost-effective than other nondeposit sources.

  Southern National faces an ongoing challenge in attracting new deposits and other core funds as competition from both financial and non-financial institutions continues to increase. Trends during 1995 have been encouraging as Southern National maintained and increased the number of customer accounts during the conversion process.

  Southern National continually considers liquidity needs in evaluating funding sources. The ultimate goal is to maintain funding flexibility, which will allow Southern National to react rapidly to opportunities brought about by growth and market volatility.

-------------------------------------------------------------------------------

                                   TABLE 13
             COMPOSITION OF AVERAGE DEPOSITS AND OTHER BORROWINGS

                                                                             % CHANGE
                                                                             -----------
                                                                             1995   1994
                                                                              V.     V.
                               1995             1994             1993        1994   1993
                          ---------------  ---------------  ---------------  ----   ----
                                      (DOLLARS IN THOUSANDS)
Savings deposits........  $ 2,854,827  15% $ 3,433,750  20% $ 2,908,944  19% (17)%   18%
Money market deposits...    1,935,157  11    1,971,263  11    2,039,937  13   (2)    (3)
Time deposits...........    7,715,365  42    7,155,207  42    7,040,758  45    8      2
                          ----------- ---  ----------- ---  ----------- ---
Total interest-bearing
 deposits...............   12,505,349  68   12,560,220  73   11,989,639  77   --      5
Demand deposits.........    1,745,827   9    1,738,508  10    1,556,411  10   --     12
                          ----------- ---  ----------- ---  ----------- ---
Total deposits..........   14,251,176  77   14,298,728  83   13,546,050  87   --      6
Short-term borrowed
 funds..................    3,055,180  17    2,321,379  13    1,349,156   9   32     72
Long-term debt..........    1,127,575   6      677,227   4      597,519   4   66     13
                          ----------- ---  ----------- ---  ----------- ---
Total deposits and other
 borrowings.............  $18,433,931 100% $17,297,334 100% $15,492,725 100%   7%    12%
                          =========== ===  =========== ===  =========== ===  ===    ===

-------------------------------------------------------------------------------

ANALYSIS OF RESULTS OF OPERATIONS

  Consolidated net income for 1995 totaled $178.1 million, which produced primary earnings per share of $1.66 and fully diluted earnings per share of $1.64. Net income was $236.9 million in 1994 and $85.8 million in 1993. In 1993, income before the cumulative effect of changes in accounting principles, net of income taxes, totaled $120.1 million. Primary earnings per share were $2.26 in 1994 and $.81 in 1993, while fully diluted per share earnings were $2.21 and $.81, respectively. Before the cumulative effect of changes in accounting principles in 1993, both primary and fully diluted per share earnings were $1.16.

  The cumulative effect of changes in accounting principles, net of related income taxes, recorded in 1993 included $12.6 million to record the accumulated postretirement obligation related to the adoption of SFAS No. 106, and $28.0 million as a result of the adoption of SFAS No. 72, "Accounting For Certain Acquisitions of Banking and Thrift Institutions," by a merged company, less a $6.4 million benefit resulting from the adoption of SFAS No. 109, "Accounting for Income Taxes," implemented as of January 1, 1994.

  The returns on average assets were .88% for 1995, 1.25% for 1994 and .50% for 1993. For the same years, the returns on average common equity were 11.56%, 16.88% and 6.19%, respectively.

  The decrease in earnings during 1995 was caused by $108.0 million in pretax nonrecurring charges related to the merger between Southern National and BB&T and $19.8 million in securities losses resulting from the restructuring of the securities portfolio discussed in the "Analysis of Financial Condition" section, which was offset by a $12.3 million gain on the sale of divested deposits made necessary by the merger. The net after-tax impact of these nonrecurring items and securities losses was to reduce net income by $76.3 million. A brief description of the nature of the nonrecurring items is presented below:

                                                              (INCREASE)
                                                             DECREASE IN
                                                                INCOME
                                                             YEAR-TO-DATE
                                                        ----------------------
                                                        (DOLLARS IN THOUSANDS)
      Other service charges, commissions and fees......        $    470
      Other noninterest income (premium on divested
       deposits).......................................         (12,294)
      Securities losses................................          19,787
      Personnel expense................................          59,771
      Occupancy expense................................           3,690
      Furniture and equipment expense..................           6,668
      Other noninterest expense........................          37,358
      Income taxes (pre-tax equivalent)*...............           4,566
                                                               --------
        Total..........................................        $120,016
                                                               ========
        Total--net of tax..............................        $ 76,331
                                                               ========

--------
* Recapture of tax bad debt reserve.

  Excluding nonrecurring items and securities losses, Southern National would have had net income of $254.5 million, or $2.34 per fully diluted share. This represents a $17.6 million or 7.4% increase over earnings from the prior year. Recurring earnings for 1995 provided returns of 1.26% on average assets and 16.65% on average common shareholders' equity.

  At December 31, 1995, approximately $37.9 million of the total pretax amount of nonrecurring items had not yet been incurred and are reflected on the Consolidated Balance Sheets as accrued liabilities of $28.8 million relating to termination of employee contracts and severance and $9.1 million of other accrued liabilities.

NET INTEREST INCOME

  Net interest income is Southern National's primary source of revenue. The amount of net interest income is determined based on a number of factors, including the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid to obtain the asset-generating funds. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income) and the cost of supporting funds is measured by the net yield on earning assets. The accompanying table presents the dollar amount of changes in interest income and interest expense and distinguishes between the changes related to average outstanding balances of interest-earning assets and interest-bearing liabilities (volume) and the changes related to average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionately.

                                   TABLE 14
                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                          AVERAGE BALANCES             YIELD/RATE             INCOME/EXPENSE
                                               ----------------------------------- ----------------  -------------------------------
                                                   1995       1994         1993    1995  1994  1993     1995       1994       1993
                                               ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ---------
                                                                        FULLY TAXABLE EQUIVALENT--(DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
 U.S. Treasury, government and other (5)...... $ 5,235,169 $ 5,171,260 $ 4,469,880 6.13% 5.74% 6.28% $  320,950 $  296,933 $ 280,541
 States and political subdivisions............     170,604     179,722     200,333 8.94  9.08  9.97      15,255     16,323    19,978
                                               ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ---------
  Total securities (5).......................    5,405,773   5,350,982   4,670,213 6.22  5.85  6.43     336,205    313,256   300,519
Other earning assets (2).....................       44,384     130,670     152,370 5.75  3.97  2.89       2,552      5,184     4,410
Loans and leases, net of unearned
 income (1)(3)(4)(5).........................   13,640,565  12,360,633  11,177,299 9.10  8.31  8.24   1,241,954  1,027,693   921,235
                                               ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ---------
  Total earning assets.......................   19,090,722  17,842,285  15,999,882 8.28  7.54  7.66   1,580,711  1,346,133 1,226,164
                                               ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ---------
  Non-earning assets.........................    1,182,306   1,133,525   1,067,159
                                               ----------- ----------- -----------
   Total assets..............................  $20,273,028 $18,975,810 $17,067,041
                                               =========== =========== ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
 Savings deposits............................  $ 2,854,827 $ 3,433,750 $ 2,908,944 2.28  2.19  2.42      65,202     75,125    70,507
 Money market deposits.......................    1,935,157   1,971,263   2,039,937 3.29  2.73  2.65      63,665     53,874    54,028
 Time deposits...............................    7,715,365   7,155,207   7,040,758 5.55  4.37  4.31     428,282    312,877   303,659
                                               ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ---------
  Total interest-bearing deposits............   12,505,349  12,560,220  11,989,639 4.46  3.52  3.57     557,149    441,876   428,194
Short-term borrowed funds....................    3,055,180   2,321,379   1,349,156 5.85  4.24  3.23     178,879     98,476    43,608
Long-term debt...............................    1,127,575     677,227     597,519 6.26  6.04  5.76      70,599     40,927    34,390
                                               ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ---------
  Total interest-bearing liabilities.........   16,688,104  15,558,826  13,936,314 4.83  3.74  3.63     806,627    581,279   506,192
                                               ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ---------
  Demand deposits............................    1,745,827   1,738,508   1,556,411
  Other liabilities..........................      269,128     231,864     197,370
  Shareholders' equity.......................    1,569,969   1,446,612   1,376,946
                                               ----------- ----------- -----------
   Total liabilities and shareholders'
    equity...................................  $20,273,028 $18,975,810 $17,067,041
                                               =========== =========== ===========
Average interest rate spread.................                                      3.45  3.80  4.03
Net yield on earning assets..................                                      4.05% 4.29% 4.50% $  774,084 $  764,854 $ 719,972
                                                                                   ====  ====  ====  ========== ========== =========
Taxable equivalent adjustment................                                                        $   32,535 $   28,088 $  26,456
                                                                                                     ========== ========== =========

                                                         1995 V. 1994                  1994 V. 1993
                                                   ----------------------------  ----------------------------
                                                               CHANGE DUE TO                 CHANGE DUE TO
                                                    INCREASE  -----------------   INCREASE  -----------------
                                                   (DECREASE)   RATE    VOLUME   (DECREASE)   RATE    VOLUME
                                                   ---------- --------  -------  ---------- --------  -------
                                                       FULLY TAXABLE EQUIVALENT--(DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
 U.S. Treasury, government and other (5).........   $24,017   $ 20,309  $ 3,708   $16,392   $(25,199) $41,591
 States and political subdivisions...............    (1,068)      (250)    (818)   (3,655)    (1,698)  (1,957)
                                                   --------   --------  -------   -------   --------  -------
  Total securities (5)...........................    22,949     20,059    2,890    12,737    (26,897)  39,634
Other earning assets (2).........................    (2,632)     1,706   (4,338)      774      1,467     (693)
Loans and leases, net of unearned
 income (1)(3)(4)(5).............................   214,261    102,569  111,692   106,458      8,138   98,320
                                                   --------   --------  -------   -------   --------  -------
  Total earning assets...........................   234,578    124,334  110,244   119,969    (17,292) 137,261
                                                   --------   --------  -------   -------   --------  -------
  Non-earning assets.............................

   Total assets..................................

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
 Savings deposits................................    (9,923)     3,184  (13,107)    4,618     (7,298)  11,916
 Money market deposits...........................     9,791     10,794   (1,003)     (154)     1,695   (1,849)
 Time deposits...................................   115,405     89,425   25,980     9,218      4,245    4,973
                                                   --------   --------  -------   -------   --------  -------
  Total interest-bearing deposits................   115,273    103,403   11,870    13,682     (1,358)  15,040
Short-term borrowed funds........................    80,403     43,901   36,502    54,868     16,595   38,273
Long-term debt...................................    29,672      1,526   28,146     6,537      1,783    4,754
                                                   --------   --------  -------   -------   --------  -------
  Total interest-bearing liabilities.............   225,348    148,830   76,518    75,087     17,020   58,067
                                                   --------   --------  -------   -------   --------  -------
  Demand deposits................................
  Other liabilities..............................
  Shareholders' equity...........................

   Total liabilities and shareholders' equity....

Average interest rate spread.....................
Net yield on earning assets......................  $  9,230   $(24,496) $33,726   $44,882   $(34,312) $79,194
                                                   ========   ========  =======   =======   ========  =======
Taxable equivalent adjustment....................

----
(1) Yields related to securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances.
(5) Includes assets which were held for sale or available for sale at amortized cost.

  For 1995, net interest income represented 76.6% of net revenues (net interest income plus noninterest income), compared with 76.5% in 1994 and 75.9% in 1993.

  Net interest income totaled $741.5 million in 1995, compared with $736.8 million in 1994 and $693.5 million in 1993. There was compression both in the interest rate spread and margin in 1995. Accordingly, the growth in net interest income in 1995 and 1994 was primarily a result of growth in average earning assets.

  The taxable equivalent net yield on average earning assets is a primary measure used in evaluating the effectiveness of the management of earning assets and funding liabilities. The net yield on average earning assets was 4.05% in 1995, 4.29% in 1994 and 4.50% in 1993. The margin decline during the past year was caused by aggressive pricing strategies for loans and deposits in an effort to protect the customer base following conversion.

  Southern National uses synthetic instruments commonly known as derivatives to hedge specified assets and liabilities. These hedges contributed net interest expense of $10.3 million in 1995, compared with net interest income of $900,000 in 1994 and $17.1 million in 1993. See "Balance Sheet
Repositioning" for additional discussion of hedging activities.

PROVISION FOR LOAN AND LEASE LOSSES

  An annual provision for loan and lease losses is charged against earnings in order to maintain the allowance for loan and lease losses at a level considered adequate by management to absorb potential losses existing in the loan portfolio. The provision recorded by Southern National in 1995 was $31.4 million, compared with $17.8 million in 1994 and $53.3 million in 1993.

  Southern National has experienced unusually strong asset quality and has experienced very low levels of net charge-offs since 1991. During the second half of 1995, many asset quality ratios returned to historically normal levels. As a result, Southern National increased its provision for loan and lease losses during 1995. This increase was necessary to maintain an adequate allowance for loan and lease losses. At December 31, 1995, the allowance stood at 1.25% of loans and leases outstanding and the coverage ratio of nonaccrual loans and leases was at 2.80 times. These amounts decreased slightly from the 1994 amounts of 1.31% and 3.65 times, respectively.

NONINTEREST INCOME

  Noninterest income includes service charges on deposit accounts, trust revenues, mortgage banking revenues, insurance commissions, gains and losses on securities transactions, and other commissions and fees derived from banking and bank-related activities. Over the past five years, noninterest income has grown at a compound annual rate of 10.5%.

  Noninterest income for 1995 totaled $226.4 million, compared with $226.0 million in 1994 and $220.3 million in 1993. Securities losses of $18.6 million were the primary factor contributing to the flat rate of growth in noninterest income during 1995. The securities losses were composed primarily of the $19.8 million losses incurred in the first quarter in association with the securities restructuring discussed in the "Analysis of Financial Condition." The impact of these securities losses was offset to an extent by a $12.3 million gain on the sale of divested deposits reflected in the table above. This divestiture was necessary because of antitrust regulations associated with the Southern National merger with BB&T.

  The percentage of total revenues, calculated as net interest income plus noninterest income excluding securities gains or losses, derived from noninterest (fee-based) income for 1995 was 25.6%, up from 23.7% 1994.

  Service charges on deposit accounts represent the largest single source of noninterest revenue. Such revenues totaled $89.6 million in 1995, an increase of $4.5 million or 5.3% from 1994, which in turn represented an increase of $3.0 million or 3.6% from 1993. Deposit services are repriced annually to reflect current costs and competitive factors. The primary factor contributing to the relatively slow growth in service charges on deposit accounts is the decline in transaction accounts and the flat growth in total deposits.

  Mortgage banking income (which includes servicing fees and profits and losses from the origination and sale of loans reduced by the amortization of excess servicing fees receivable) increased $1.5 million or 6.0% to a total of $26.4 million for 1995. Mortgage banking income totaled $24.9 million in 1994 and $25.1 million in 1993. As discussed in "Note G to the Consolidated Financial Statements," mortgage banking income was positively affected by the adoption of SFAS No. 122 during 1995. The implementation of the statement increased pretax mortgage banking income $7.0 million for the year. Excluding the impact of the adoption of SFAS No. 122, income from mortgage banking activities would have decreased $5.1 million, because Southern National experienced losses from the sale of mortgage loans. Southern National recorded gains from the origination and sale of mortgages totaling approximately $5.1 million in 1995, including the impact of SFAS No. 122, and losses of $2.0 million in 1994. The 1993 results of operations include the amortization of $3.9 million of mortgage servicing rights to conform the accounting policies of certain acquired entities to those of Southern National. Southern National originated approximately $2.0 billion in home mortgage loans during 1995 and 1994 and $3.0 billion in 1993. The decrease since 1993 is because home mortgage interest rates were unusually low in 1993, and, as a result, originations were heavy as homeowners prepaid existing mortgages and refinanced with new mortgages.

  General insurance commissions increased approximately $1.7 million or 12.6% in 1995 to a total of $15.6 million. General insurance commissions totaled $13.8 million in 1994 and $11.2 million in 1993. The insurance agencies have become an increasingly important source of noninterest revenue, and this trend is expected to accelerate in the future. The network of insurance agencies has been expanded through acquisitions in recent years. Southern National intends to continue to expand its insurance agency operations through both acquisitions and internally generated growth.

  The offering of trust services has been a traditional service of both Southern National and BB&T. Trust revenues from corporate and personal trust services totaled $18.6 million in 1995. This was an increase of $1.4 million or 8.4% over the revenues of $17.2 million in 1994, which in turn was an increase of $2.1 million or 14.3% over the $15.0 million earned in 1993. Managed assets totaled $4.5 billion at the end of 1995. A strong effort is being made to expand the corporate trust business, particularly employee benefit plans. Southern National also offers its own family of mutual funds. Southern National now manages seven mutual funds, which provide investment alternatives both for trust clients and for other customers. The broker/dealer subsidiaries are the principal marketing agents of Southern National's proprietary mutual funds.

  Other nondeposit fees and commissions increased by $6.0 million to a level of $60.9 million in 1995 compared with $54.9 million for 1994. Major sources of nondeposit fees and commissions generating the increase were bankcard income, up $5.6 million from the prior year balance, and bank service fees and commissions, which increased $3.4 million during 1995. Bank service fees and commissions include, among other items, investment brokerage income, debit card interchange fees, safe deposit box rent and rental income from operating leases.

  In recent years both Southern National and BB&T established broker/dealer subsidiary corporations. Both began to take a more active role in selling various securities to their customers, with an emphasis being placed on the sale of fixed-rate debt securities, shares of proprietary mutual funds and annuities.

  Other income was up $6.8 million or 25.2% for 1995 because of a gain realized during the second quarter on the divestiture of deposits which was undertaken to comply with antitrust restrictions following the Southern National merger with BB&T. Excluding the impact of this gain, other income decreased $5.5 million because of losses on sales of fixed assets. Other income for 1993 was $26.3 million.

  The ability to generate significant additional amounts of noninterest revenues in the future will be a requisite to the ultimate success of Southern National. Through its subsidiaries, Southern National will focus on four primary areas--mortgage banking, trust, insurance and investment brokerage activities. An important element of the merger of Southern National and BB&T was the additional marketing capability provided by merging the operations of the banks and the ability to cross-sell the stronger services of the existing banks to the customers of the other banks.

-------------------------------------------------------------------------------

                                   TABLE 15
                              NONINTEREST INCOME

                                                                   % CHANGE
                                                                ---------------
                                                                1995 V. 1994 V.
                                      1995      1994     1993    1994    1993
                                    --------  -------- -------- ------- -------
                                      (DOLLARS IN THOUSANDS)
Service charges on deposit ac-
 counts............................ $ 89,621  $ 85,106 $ 82,143     5%      4%
                                    --------  -------- --------
General insurance fees and commis-
 sions.............................   15,572    13,830   11,168    13      24
Trust fees.........................   18,629    17,180   15,034     8      14
Mortgage banking activities........   26,408    24,920   25,116     6      (1)
Other fees and commissions.........   60,869    54,891   43,752    11      25
                                    --------  -------- --------
  Total nondeposit fees and
   commissions.....................  121,478   110,821   95,070    10      17
                                    --------  -------- --------
Securities (losses) gains, net.....  (18,600)    3,074   16,841    NM      NM
Other income.......................   33,851    27,046   26,264    25       3
                                    --------  -------- --------
  Total noninterest income......... $226,350  $226,047 $220,318    --%      3%
                                    ========  ======== ========   ===     ===

--------
NM--not meaningful.

-------------------------------------------------------------------------------

NONINTEREST EXPENSE

  Noninterest expense for 1995 increased $89.0 million or 15.3% to a total of $672.3 million. This followed a decrease of 12.0% in 1994. Certain material nonrecurring costs and expenses related to merger of Southern National and BB&T were recorded in 1995, as discussed above. Special accruals and expenses related to mergers also led to an elevated level of noninterest expense in 1993. The acquisitions of seven savings associations in 1994 and two in 1993 were accounted for as purchases, and, accordingly, prior period history for these institutions was not restated.

  Total personnel expense increased $48.8 million or 16.6% in 1995 compared to 1994. This increase was 4.9% in 1994. The increase during 1995 reflects $59.8 million of nonrecurring merger-related costs. These costs include severance pay, termination of employment contracts, early retirement packages and other related benefits. Excluding these nonrecurring charges, total personnel expense, the largest component of noninterest expense, decreased $11.0 million to $282.4 million. This decline reflected staff reductions and efficiencies of scale accomplished as a result of the Southern National/BB&T merger.

  Premiums paid to the FDIC for deposit insurance decreased $9.7 million or 29.7% to a total of $23.0 million for 1995. For 1994, the expense increased $2.0 million or 6.4%. The rate increased from an annual rate of $.12 per $100 of deposits in 1990 to $.23 per $100 of deposits for the period beginning July 1, 1991. However, in 1995, the FDIC reduced the rates paid from $.23 per $100 to $.04 on deposits insured by the Bank Insurance Fund. On January 1, 1996, the FDIC eliminated the deposit insurance premium. Combined with continued flat deposit growth, this rate decrease resulted in significant savings on deposit insurance premiums during the third and fourth quarters of 1995.

  Legislation has been proposed that would result in the payment of a one-time assessment by financial institutions with deposits insured by the Savings Association Insurance Fund (SAIF). Because of numerous acquisitions of thrift institutions, approximately 40% of Southern National's deposits are SAIF-insured. The one-time assessment rate, to be determined by the FDIC, is expected to be $.80 per $100 of deposits. Commercial banks with SAIF-insured deposits acquired from thrifts will likely be allowed a reduction of 20% of the assessment base. This adjustment would be available only to banks which had less than 50% of their total deposits in the SAIF at June 30, 1995. The pre-tax impact of this one-time assessment on Southern National is anticipated to be approximately $40.3 million. Southern National will record this expense when the legislation is enacted.

  Net occupancy expense totaled $48.5 million in 1995. This represented an increase of $4.7 million or 10.8% over the expense of $43.8 million incurred in 1994, which in turn was 2.8% greater than the expense of $42.6 million recorded in 1993. Furniture and equipment expense totaled $58.7 million in 1995, compared with $44.3 million in 1994 and $47.5 million in 1993. These increases reflected in 1995 include $10.4 million of nonrecurring charges relating to branch closings and the consolidation of bank operations and systems associated with the Southern National/BB&T merger. Combined occupancy and equipment expense, excluding nonrecurring charges, for the year increased $8.7 million or 9.9%, compared to 1994. On-going depreciation of property and equipment purchased in connection with implementing the merger was a major component of the increase.

  Other noninterest expense increased $30.8 million from 1994 to 1995, primarily as a result of merger-related expenses. These expenses included operational charge-offs, branch and departmental supplies, donations, legal fees, accounting fees, printing costs, regulatory filing fees and professional services. Excluding the impact of these charges, other noninterest expenses decreased $6.5 million or 3.9%, primarily because of efficiencies achieved from the merger.

-------------------------------------------------------------------------------

                                   TABLE 16
                              NONINTEREST EXPENSE

                                                                   % CHANGE
                                                                ---------------
                                                                1995 V. 1994 V.
                                       1995     1994     1993    1994    1993
                                     -------- -------- -------- ------- -------
                                       (DOLLARS IN THOUSANDS)
Salaries............................ $282,213 $237,356 $236,034    19 %     1 %
Employee benefits...................   59,987   56,077   53,453     7       5
                                     -------- -------- --------
  Total personnel expense...........  342,200  293,433  289,487    17       1
                                     -------- -------- --------
Net occupancy expense...............   48,501   43,775   42,597    11       3
Furniture and equipment expense.....   58,657   44,299   47,510    32      (7)
                                     -------- -------- --------
  Total occupancy and equipment
   expense..........................  107,158   88,074   90,107    22      (2)
                                     -------- -------- --------
Federal deposit insurance expense...   22,995   32,697   30,730   (30)      6
Loss on bulk sale of assets.........      --       --    49,147    NM      NM
Other expense.......................  199,950  169,132  203,773    18     (17)
                                     -------- -------- --------
  Total noninterest expense......... $672,303 $583,336 $663,244    15 %   (12)%
                                     ======== ======== ========   ===     ===

--------
NM--not meaningful.

-------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES

  The maximum combined incremental federal and state statutory tax rate for Southern National was 40.04%. Because of its investments in tax-exempt loans and securities and certain tax planning strategies, the effective tax rates were 32.6% in 1995, 34.5% in 1994 and 39.1% in 1993. The effective tax rate was higher in 1993 due to the recapture of tax bad debt reserves by merged savings institutions.

  Southern National adopted the provisions of SFAS No. 109 in 1993. The adoption of the provisions of this statement necessitated a change from the deferral method of accounting for income taxes to the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of pretax income at enacted tax rates expected to be in effect when such amounts are realized or settled. The change in accounting method enabled Southern National to record a tax benefit of approximately $6.4 million as the cumulative effect of changes in accounting principles. The increase in the federal tax rate from 34% to 35% in 1993 had no material impact on Southern National.

ASSET/LIABILITY MANAGEMENT

  Asset/liability management activities are designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricings and interest rate sensitivities of earning assets, deposits and borrowed funds. It is the responsibility of the Asset/Liability Management Committee ("ALCO") to determine and achieve the most appropriate size and mix of earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital, while achieving desired growth in earnings and total assets. The ALCO also sets policy guidelines and establishes long-term strategies with respect to interest rate exposure and liquidity. The ALCO meets regularly to review Southern National's interest rate and liquidity risk exposures in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to assure that the potential impact on earnings and liquidity of fluctuations in interest rates is within conservative standards.

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

  Traditional sources of liquidity include proceeds from maturity of securities, repayment of loans and growth in core deposits. Federal funds purchased, repurchase agreements and other short-term borrowed funds supplement these traditional sources. Management believes liquidity obtainable from these sources is adequate to meet current requirements.

  Total cash and cash equivalents increased to $702.8 million at December 31, 1995 compared to $671.8 million in 1994 and $859.6 million in 1993. Net cash provided by operating activities for the year decreased from $500.7 million to $225.8 million. Cash provided by operating activities in 1993 was $346.9 million. The 1995 decrease was primarily the result of significantly higher net income in the prior year and increases in 1995 in purchases and originations of loans held for sale, offset by increases in proceeds from sales of loans held for sale. Net cash flows used in investing activities decreased from $1.5 billion in 1994 to $527.3 million in 1995. Cash used in investing activities during 1993 was $1.7 billion. The primary factor creating the $975.3 million decline in cash flows used in investing activities during 1995 was a $710.8 million decrease in loan originations, net of principal collected. Activity in securities added $454.8 million more to cash flows in 1995 compared to 1994. Cash flows provided by financing activities decreased from $814.0 million to $332.5 million because of a $1.5 billion decrease in net cash flows related to short-term borrowed funds, offset by a $650.7 million increase in the net cash provided by deposits compared to 1994 and a net increase of $399.7 million in long-term debt activity. In 1993, Southern National's net cash flows provided from financing activities were $1.4 billion.

BALANCE SHEET REPOSITIONING

  Southern National uses off-balance sheet financial instruments to manage interest rate sensitivity and net interest income. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps and collars, floors and ceilings.

  Derivatives contracts are written in amounts referred to as notional amounts. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating payments between the counterparties. On December 31, 1995, Southern National had outstanding derivatives contracts with notional amounts totaling $743.4 million. The estimated fair value of open contracts used for asset/liability management purposes at December 31, 1995, reflected pretax net unrealized losses of $6.1 million.

  The derivatives used at Southern National provide for the exchange of interest payments between counterparties--either variable for fixed or fixed for variable. Thus, credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. Southern National deals only with national market makers with strong credit ratings in its derivatives activities. Southern National further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivatives contracts to which Southern National is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit exposure to which Southern National is exposed at any time is immaterial. Further, Southern National has netting agreements with the dealers with which it does business. Because of these netting agreements, Southern National had a minimal amount of off-balance sheet credit exposure at December 31, 1995.

  Southern National's interest rate sensitivity is illustrated in the following interest rate sensitivity gap table. The table reflects rate-sensitive positions at December 31, 1995, and is not necessarily reflective of positions throughout each year. The carrying amounts of interest-rate-sensitive assets and liabilities and the notional amounts of swaps and other derivative financial instruments are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are included in the table based on estimated rather than contractual maturity dates.

-------------------------------------------------------------------------------

                                   TABLE 17
                    INTEREST RATE SENSITIVITY GAP ANALYSIS
                               DECEMBER 31, 1995

                                                  EXPECTED REPRICING OR MATURITY DATE
                          -------------------------------------------------------------------------------------------
                               WITHIN             ONE TO            TWO TO           AFTER FIVE
                              ONE YEAR          TWO YEARS         FIVE YEARS           YEARS              TOTAL
                          -----------------  -----------------  ----------------  -----------------  ----------------
                            AMOUNT     RATE    AMOUNT     RATE    AMOUNT    RATE    AMOUNT    RATE     AMOUNT    RATE
                          -----------  ----  -----------  ----  ----------  ----  ----------  -----  ----------- ----
                                                        (DOLLARS IN THOUSANDS)
ASSETS
 Securities and other
  interest-earning
  assets*...............  $ 2,027,791  6.02% $   697,084  6.54% $2,085,758  6.71% $  494,672   7.16% $ 5,305,305 6.47%
 Federal funds sold.....      118,977  5.50          --    --          --    --          --     --       118,977 5.50
 Loans and leases.......    8,743,557  8.98    1,456,900  8.35   2,558,912  8.23   1,053,116  10.43   13,812,485 8.89
                          -----------  ----  -----------  ----  ----------  ----  ----------  -----  ----------- ----
TOTAL INTEREST-EARNING
 ASSETS.................   10,890,325          2,153,984         4,644,670         1,547,788          19,236,767
                          -----------  ----  -----------  ----  ----------  ----  ----------  -----  ----------- ----
LIABILITIES
 Time deposits..........    6,476,175  5.55    1,014,498  6.14     654,955  6.35      11,405   3.95    8,157,033 5.69
 Savings and interest
  checking**............          --    --       954,893  2.18     318,298  2.18     318,297   2.18    1,591,488 2.18
 Money market
  accounts**............    1,524,905  3.51    1,524,905  3.51         --    --          --     --     3,049,810 3.51
 Federal funds
  purchased.............    1,501,682  5.52          --    --          --    --          --     --     1,501,682 5.52
 Other borrowings.......    2,094,425  5.30       87,093  7.56     191,001  6.49       1,019   9.26    2,373,538 5.48
                          -----------  ----  -----------  ----  ----------  ----  ----------  -----  ----------- ----
TOTAL INTEREST-BEARING
 LIABILITIES............   11,597,187          3,581,389         1,164,254           330,721          16,673,551
                          -----------        -----------        ----------        ----------         -----------
ASSET-LIABILITY GAP.....  $  (706,862)       $(1,427,405)       $3,480,416        $1,217,067
                          -----------        -----------        ----------        ----------
DERIVATIVES AFFECTING
 INTEREST RATE
 SENSITIVITY
 Pay fixed interest rate
  swaps.................      311,888  5.38      (15,947) 8.14    (291,272) 5.30      (4,669)  5.98
 Receive fixed interest
  rate swaps............     (100,000) 4.66       75,000  6.24      25,000  6.70         --     --
 Basis swaps............     (250,000) 5.76          --    --          --    --      250,000   5.81
                          -----------        -----------        ----------        ----------
INTEREST RATE
 SENSITIVITY GAP........  $  (744,974)       $(1,368,352)       $3,214,144        $1,462,398
                          ===========        ===========        ==========        ==========
CUMULATIVE INTEREST RATE
 SENSITIVITY GAP........  $  (744,974)       $(2,113,326)       $1,100,818        $2,563,216
                          ===========        ===========        ==========        ==========

--------
 * Securities based on amortized cost.
** Projected runoff of non-maturity deposits was computed based upon decay rate assumptions developed by bank regulators to assist banks in addressing FDICIA rule 305.

-------------------------------------------------------------------------------

INFLATION AND CHANGING INTEREST RATES

  The majority of assets and liabilities of financial institutions are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and the efforts of the Board of Governors of the Federal Reserve System ("FRB") to regulate money and credit conditions have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, Southern National is positioned to respond to changing interest rates and inflationary trends.

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

  The asset/liability management process involves various analyses. Management determines the most likely outlook for the economy and interest rates by analyzing environmental factors including regulatory changes, monetary and fiscal policies and the overall state of the economy. Southern National's current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are all considered, given the current environmental situation. Management proceeds by analyzing interest rate sensitivity, risk-based capital requirements and results from past strategies to develop a strategy to meet performance goals.

  The following table represents the sensitivity position of Southern National as of a point in time. This position can be modified by management within a short time period if necessary. This tabular data does not reflect the impact of a change in the credit quality of Southern National's assets and liabilities. To attempt to quantify the potential change in net income, given a change in interest rates, various interest rate scenarios are applied to the projected balances, maturities and repricing opportunities. The resulting change in net income reflects the level of sensitivity that net income has in relation to changing interest rates.

-------------------------------------------------------------------------------

                                   TABLE 18
                   INTEREST SENSITIVITY SIMULATION ANALYSIS

             INTEREST                                                               ANNUALIZED
               RATE                                                                 PERCENTAGE
             SCENARIO                                                               CHANGE IN
            -----------                                                            NET INTEREST
              LINEAR                      PRIME                                       INCOME
            -----------                   -----                                    ------------
              +3.00%                      11.50%                                        1.0%
              +1.50                       10.00                                         0.7
            Most likely                    8.50                                          --
              -1.50                        7.00                                        (0.4)
              -3.00                        5.50                                        (1.1)

-------------------------------------------------------------------------------

  Management has established parameters for asset/liability management which proscribe a maximum impact on net interest income of 3% for a 150 basis point change over six months from the most likely interest rate scenario, and no more than a maximum 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table.

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

  Shareholders' equity grew 11.9% in 1995 and 7.0% in 1994. Additional equity has come from the retention of earnings and from new shares of stock issued under employee benefit and stock option plans and the dividend reinvestment plan. The conversion of convertible debentures to common stock generated an additional $4.9 million in 1995. Southern National adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1995. The provisions of this statement require securities classified as available for sale be carried at estimated fair value with net unrealized appreciation or depreciation recorded as an adjustment to shareholders' equity. At the end of 1995, Southern National had recorded net unrealized appreciation of $31.2 million, net of tax.

-------------------------------------------------------------------------------

                                   TABLE 19
                        CAPITAL--COMPONENTS AND RATIOS

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1995         1994
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
     Tier 1 capital................................... $ 1,593,366  $ 1,513,090
     Tier 2 capital...................................     153,279      158,484
                                                       -----------  -----------
     Total regulatory capital......................... $ 1,746,645  $ 1,671,574
                                                       ===========  ===========
     Risk-based capital ratios:
       Tier 1 capital.................................        13.0%        12.3%
       Total regulatory capital.......................        14.3         13.6
       Tier 1 leverage ratio..........................         7.8          7.8

-------------------------------------------------------------------------------

  Traditionally, Southern National has been considered to be strongly capitalized. The ratio of shareholders' equity to year-end assets was 8.2% at the end of 1995, compared with 7.5% a year earlier. While management views the equity-to-assets ratio as the principal indicator of capital strength, additional measures are used by regulators. Bank holding companies and their subsidiaries are subject to risk-based capital measures. The risk-based capital ratios measure the relationship of capital to a combination of balance sheet and off-balance sheet credit risk. The values of both balance sheet and off-balance sheet items are adjusted to reflect credit risk.

  Tier 1 capital is required to be at least 4% of risk-weighted assets, and total capital must be at least 8% of risk-weighted assets. The Tier 1 capital ratio for Southern National at the end of 1995 was 13.0%, and the total capital ratio was 14.3%. At the end of 1994, those ratios were 12.3% and 13.6%, respectively.

  Another measure used by regulators is the leverage ratio which is the ratio of tangible equity to tangible assets. The minimum required leverage ratio for a well-capitalized bank is 3%, while the leverage ratio for Southern National was 7.8% at the end of 1995 and 7.8% at the end of 1994.

  On January 11, 1996, the Corporation announced a plan to repurchase up to
4.3 million shares of its common stock. This repurchase program, which is discussed further in "Stock and Dividends," is expected to reduce the Tier 1 and total capital ratios by approximately 1%.

-------------------------------------------------------------------------------

                                   TABLE 20
                        SELECTED EQUITY DATA AND RATIOS

                                                       1995    1994    1993
                                                      ------  ------  ------
Book value per common share at year end.............. $15.52  $13.92  $13.14
Book value per common share percentage increase (de-
 crease) over prior year end.........................  11.49%   5.94%  (0.61)%
Common dividends per share as a percentage increase
 over prior year end.................................  16.22   15.63   28.00
Equity at year end to year end:
  Total assets.......................................   8.17    7.54    7.42
  Net loans and leases*..............................  12.27   11.57   11.59
  Deposits...........................................  11.40   10.45    9.58
  Equity and long-term debt..........................  54.74   62.17   62.56

--------
* Amounts are net of unearned income and the allowance for loan and lease losses and include loans held for sale.

-------------------------------------------------------------------------------

STOCK AND DIVIDENDS

  The management of Southern National continually monitors capital for adequacy to provide a foundation for future asset growth and to promote investor and depositor confidence. At the end of 1995, Southern National had
103.4 million shares of common stock issued and outstanding compared to 102.2 million shares outstanding at the previous year end.

  Southern National's ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. The parent company's ability to replenish liquid assets available for distribution is primarily dependent on the ability of the banking subsidiaries to pay dividends to the parent company. Historically, Southern National's cash dividends have been approximately one third of earnings resulting from management's goal to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to shareholders. Southern National's common dividend payout ratio, computed by dividing dividends per common share by earnings available per common share, was 51.8% in 1995. Excluding the impact of the nonrecurring merger-related charges discussed in "Analysis of Results of Operations," the dividend payout ratio would have been 35.8%. Southern National's quarterly cash dividend per common share was increased 15% after the second quarter to $.23 per common share. This increase marked the 23nd consecutive year that cash dividends have been increased. A discussion of dividend restrictions is included in Note N--"Regulatory Requirements and Other Restrictions."

  Southern National's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "SNB." The accompanying table, "Quarterly Common Stock Summary," sets forth the high, low and last sales prices for the common stock as reported on the NYSE Composite Tape and the cash dividends paid per share of common stock for each of the last eight quarters.

-------------------------------------------------------------------------------

                                   TABLE 21
                        QUARTERLY COMMON STOCK SUMMARY

                               1995                           1994
                  ------------------------------ ------------------------------
                      SALES PRICES                   SALES PRICES
                  -------------------- DIVIDENDS -------------------- DIVIDENDS
                   HIGH   LOW    LAST    PAID     HIGH   LOW    LAST    PAID
                  ------ ------ ------ --------- ------ ------ ------ ---------
Quarter Ended
  March 31....... $22.38 $18.88 $19.88   $0.20   $20.50 $18.38 $19.13   $0.17
  June 30........  24.13  19.88  24.00    0.20    21.88  18.88  20.00    0.17
  September 30...  27.13  23.63  26.25    0.23    21.88  20.00  20.75    0.20
  December 31....  27.00  25.63  26.25    0.23    21.13  17.13  19.13    0.20
    Year.........  27.13  18.88  26.25    0.86    21.88  17.13  19.13    0.74

-------------------------------------------------------------------------------

  At December 31, 1995, Southern National had 733,869 shares of 6.75% Cumulative Convertible Preferred Stock, Series A issued and outstanding in the form of 2,935,476 depositary shares, at a stated value of $25 per depositary share. Each depositary share represents a one-quarter interest in a preferred share and is convertible at the option of the holder into 1.4767 shares of common stock. On February 28, 1996, Southern National announced that the preferred stock would be redeemed on March 29, 1996, at the redemption price of $104.5 per share. In order to facilitate the preferred stock redemption, Southern National repurchased 4.3 million shares of common stock during the first quarter of 1996 to be used in the anticipated conversion of preferred stock.

FOURTH QUARTER RESULTS

  Net income for the fourth quarter of 1995 was $70.1 million, compared to earnings of $62.6 million for the prior year. On a per share basis, fully diluted net income was $.64 for the current quarter compared to $.58 a year ago. Annualized returns on average assets and average common equity were 1.36% and 17.35%, respectively, for the fourth quarter. The primary factor driving the improvement in 1995 was $7.4 million of savings in noninterest expense, which reflects the realization of efficiencies from the Southern National/BB&T merger.

  In the fourth quarter of 1995, net interest income fully-taxable equivalent ("FTE") was $198.1 million compared to a 1994 fourth quarter balance of $197.5 million. This increase resulted from growth in average earning assets, offset by a decrease in the net yield FTE.

  The accompanying table, "Quarterly Financial Summary--Unaudited," presents condensed information relating to eight quarters in the period ended December 31, 1995.

--------------------------------------------------------------------------------

                                    TABLE 22
                     QUARTERLY FINANCIAL SUMMARY--UNAUDITED

                                              1995                                             1994
                         -----------------------------------------------  -----------------------------------------------
                                                                                                    SECOND
                           FOURTH       THIRD      SECOND       FIRST       FOURTH       THIRD      QUARTER      FIRST
                           QUARTER     QUARTER     QUARTER     QUARTER      QUARTER     QUARTER     QUARTER     QUARTER
                         ----------- ----------- ----------- -----------  ----------- ----------- ----------- -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED SUMMARY OF
 OPERATIONS
Net interest income
 FTE...................  $   198,106 $   192,785 $   192,920 $   190,273  $   197,512 $   193,577 $   188,327 $   185,438
FTE adjustment.........        8,611       8,514       7,958       7,452        7,248       7,001       7,061       6,778
Provision for loan and
 lease losses..........       10,400       7,000       7,000       7,000        7,104       2,339       2,902       5,501
Securities gains (loss-
 es), net..............          131       1,114         --      (19,845)           7         919         627       1,521
Noninterest income.....       60,695      60,451      67,377      56,427       58,264      54,841      52,618      57,250
Noninterest expense....      138,701     144,743     159,903     228,956      146,138     144,080     145,140     147,978
Provision for income
 taxes.................       31,130      31,613      27,528      (4,208)      32,651      33,766      29,361      28,981
                         ----------- ----------- ----------- -----------  ----------- ----------- ----------- -----------
Net income (loss)......  $    70,090 $    62,480 $    57,908 $   (12,345) $    62,642 $    62,151 $    57,108 $    54,971
                         =========== =========== =========== ===========  =========== =========== =========== ===========
Fully diluted income
 (loss) per share......  $      0.64 $      0.57 $      0.53 $     (0.13) $      0.58 $      0.58 $      0.53 $      0.52
                         =========== =========== =========== ===========  =========== =========== =========== ===========
SELECTED AVERAGE BAL-
 ANCES
Assets.................  $20,439,534 $20,609,158 $20,250,286 $19,782,219  $19,524,878 $19,071,278 $18,712,128 $18,550,660
Securities, at amor-
 tized cost............    5,321,514   5,452,924   5,466,584   5,382,220    5,449,499   5,350,772   5,410,458   5,218,880
Loans and leases *.....   13,915,553  13,889,121  13,543,229  13,203,804   12,865,637  12,424,214  12,082,232  12,060,904
Total earning assets...   19,289,285  19,373,078  19,057,370  18,632,839   18,389,384  17,958,437  17,601,661  17,436,117
Deposits...............   14,221,698  14,211,266  14,314,915  14,257,659   14,334,248  14,330,620  14,221,620  14,307,119
Short-term borrowed
 funds.................    2,930,923   3,201,200   3,219,920   2,866,363    2,643,910   2,445,588   2,232,787   1,954,290
Long-term debt.........    1,376,756   1,309,932     910,946     905,484      807,457     610,943     630,600     659,225
Total interest-bearing
 liabilities...........   16,639,774  17,017,201  16,736,208  16,352,460   16,029,882  15,683,955  15,385,668  15,116,022
Shareholders' equity...  $ 1,644,418 $ 1,589,630 $ 1,540,429 $ 1,503,636  $ 1,498,350 $ 1,452,916 $ 1,416,683 $ 1,417,537
                         =========== =========== =========== ===========  =========== =========== =========== ===========

--------
* Loans and leases are net of unearned income and include loans held for sale.

--------------------------------------------------------------------------------

                 SIX-YEAR FINANCIAL SUMMARY AND SELECTED RATIOS

                                                                                                         FIVE-YEAR
                                                                                                         COMPOUND
                             1995         1994         1993         1992         1991         1990      GROWTH RATE
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
Interest income.........  $ 1,548,176  $ 1,318,045  $ 1,199,708  $ 1,207,989  $ 1,243,470  $ 1,238,433       4.6%
Interest expense........      806,627      581,279      506,192      589,785      743,322      801,650       0.1
                          -----------  -----------  -----------  -----------  -----------  -----------
Net interest income.....      741,549      736,766      693,516      618,204      500,148      436,783      11.2
Provision for loan and
 lease losses...........       31,400       17,846       53,311       62,871       75,844       54,106     (10.3)
                          -----------  -----------  -----------  -----------  -----------  -----------
Net interest income af-
 ter provision for loan
 and lease losses.......      710,149      718,920      640,205      555,333      424,304      382,677      13.2
Noninterest income......      226,350      226,047      220,318      185,873      178,016      137,555      10.5
Noninterest expense.....      672,303      583,336      663,244      510,158      435,184      391,978      11.4
                          -----------  -----------  -----------  -----------  -----------  -----------
Income before income
 taxes..................      264,196      361,631      197,279      231,048      167,136      128,254      15.6
Provision for income
 taxes..................       86,063      124,759       77,188       84,322       51,593       35,529      19.4
                          -----------  -----------  -----------  -----------  -----------  -----------
Income before cumulative
 effect of changes in
 accounting principles..      178,133      236,872      120,091      146,726      115,543       92,725      13.9
 Less: cumulative effect
    of changes in
    accounting
    principles, net
    of income taxes.....          --           --        34,263          --           --           --         NM
                          -----------  -----------  -----------  -----------  -----------  -----------
Net income..............  $   178,133  $   236,872  $    85,828  $   146,726  $   115,543  $    92,725      13.9
                          ===========  ===========  ===========  ===========  ===========  ===========
EARNINGS PER COMMON
 SHARE
Average shares outstand-
 ing (000's)
 Primary................      103,982      102,349       99,180       92,766       84,851       81,501       5.0
 Fully diluted..........      109,008      107,399      105,064      100,433       88,276       84,311       5.3
Primary earnings
 Income before
  cumulative effect.....  $      1.66  $      2.26  $      1.16  $      1.53  $      1.36  $      1.14       7.8
 Less: cumulative
  effect................          --           --          0.35          --           --           --         NM
                          -----------  -----------  -----------  -----------  -----------  -----------
 Net income.............  $      1.66  $      2.26  $      0.81  $      1.53  $      1.36  $      1.14       7.8
                          ===========  ===========  ===========  ===========  ===========  ===========
Fully diluted
 Income before
  cumulative effect.....  $      1.64  $      2.21  $      1.16  $      1.48  $      1.33  $      1.12       7.9
 Less: cumulative
  effect................          --           --          0.35          --           --           --         NM
                          -----------  -----------  -----------  -----------  -----------  -----------
 Net income.............  $      1.64  $      2.21  $      0.81  $      1.48  $      1.33  $      1.12       7.9
                          ===========  ===========  ===========  ===========  ===========  ===========
Cash dividends..........  $      0.86  $      0.74  $      0.64  $      0.50  $      0.46  $      0.42      15.4
Shareholders' equity....        15.52        13.92        13.14        13.22        12.17        11.03       7.1
AVERAGE BALANCE SHEETS
Securities at carrying
 value..................  $ 5,394,372  $ 5,340,070  $ 4,670,213  $ 3,998,587  $ 3,336,542  $ 2,825,787      13.8
Loans and leases*.......   13,465,835   12,195,004   11,029,260   10,024,523    9,087,120    8,732,557       9.0
Other assets............    1,412,821    1,440,736    1,367,568    1,339,742    1,252,057    1,206,474       3.2
                          -----------  -----------  -----------  -----------  -----------  -----------
 Total assets...........  $20,273,028  $18,975,810  $17,067,041  $15,362,852  $13,675,719  $12,764,818       9.7
                          ===========  ===========  ===========  ===========  ===========  ===========
Deposits................  $14,251,176  $14,298,728  $13,546,050  $12,601,590  $11,398,365  $10,364,697       6.6
Other liabilities.......    3,324,308    2,553,243    1,546,526    1,416,923    1,206,790    1,438,077      18.2
Long-term debt..........    1,127,575      677,227      597,519      153,064      142,359      144,738      50.8
Common shareholders' eq-
 uity...................    1,497,624    1,372,469    1,302,803    1,125,470      928,205      817,306      12.9
Preferred shareholders'
 equity.................       72,345       74,143       74,143       65,805          --           --         NM
                          -----------  -----------  -----------  -----------  -----------  -----------
 Total liabilities and
  shareholders' equity..  $20,273,028  $18,975,810  $17,067,041  $15,362,852  $13,675,719  $12,764,818       9.7
                          ===========  ===========  ===========  ===========  ===========  ===========
PERIOD END BALANCES
Total assets............  $20,492,929  $19,855,063  $18,858,370  $15,966,986  $14,436,338  $13,012,846       9.5
Deposits................   14,684,056   14,314,154   14,594,952   13,044,173   12,166,090   10,847,996       6.2
Long-term debt..........    1,383,935      910,755      837,241      423,211      417,050      499,187      22.6
Shareholders' equity....    1,674,063    1,496,477    1,398,726    1,266,898    1,024,546      848,763      14.6
SELECTED PERFORMANCE RA-
 TIOS
Rate of return on:
 Average total assets...         0.88%        1.25%        0.50%        0.96%        0.84%        0.73%
 Average common
  shareholders' equity..        11.56        16.88         6.19        12.63        12.45        11.35
Dividend payout.........        51.81        32.74        79.01        32.68        33.82        36.84
Average equity to aver-
 age assets.............         7.74         7.62         8.07         7.75         6.79         6.40

--------
* Loans and leases are net of unearned income and the allowance for losses. Amounts include loans held for sale.
NM--not meaningful.

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

  The financial statements have been audited by Arthur Andersen LLP, independent public accountants, who render an independent opinion on management's financial statements. Their appointment was recommended by the Audit Committee, approved by the Board of Directors and ratified by the shareholders. Their examination provides an objective assessment of the degree to which Southern National's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures which include reviewing the internal control structure to determine the timing and scope of audit procedures and performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide a reasonable level of assurance that the financial statements are fairly presented in all material respects.

John A. Allison              Scott E. Reed                Sherry A. Kellett
Chairman and                 Chief Financial Officer      Controller
Chief Executive Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Southern National Corporation:

  We have audited the accompanying consolidated balance sheets of Southern National Corporation (a North Carolina corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern National Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  As explained in Note A to the consolidated financial statements, effective January 1, 1995, the Company changed its method of accounting for mortgage servicing rights, and effective January 1, 1994, the Company changed its method of accounting for investments in debt and equity securities. As explained in Notes A and L to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for acquisitions of thrift institutions, income taxes and postretirement benefits other than pensions.

                                          Arthur Andersen LLP

Charlotte, North Carolina,
 January 18, 1996, (except
 with respect to the matter
 discussed in Note J, as to
 which the date is February
 28, 1996).

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1995         1994
                                                      -----------  -----------
ASSETS
 Cash and due from banks............................. $   582,612  $   637,794
 Interest-bearing bank balances......................       1,172       20,962
 Federal funds sold and securities purchased under
  resale agreements or similar arrangements..........     118,977       13,021
 Securities available for sale.......................   5,201,344    3,459,698
 Loans held for sale.................................     245,280      136,351
 Securities held to maturity (fair value: $159,886 in
  1995 and $1,889,911 in 1994).......................     153,969    1,965,419
 Loans and leases, net of unearned income............  13,567,205   12,971,751
  Allowance for loan and lease losses................    (172,158)    (171,734)
                                                      -----------  -----------
    Loans and leases, net............................  13,395,047   12,800,017
                                                      -----------  -----------
 Premises and equipment, net.........................     312,002      333,069
 Other assets........................................     482,526      488,732
                                                      -----------  -----------
    Total assets..................................... $20,492,929  $19,855,063
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
  Noninterest-bearing................................ $ 1,885,725  $ 1,843,019
  Interest-bearing...................................  12,798,331   12,471,135
                                                      -----------  -----------
    Total deposits...................................  14,684,056   14,314,154
 Short-term borrowed funds...........................   2,491,285    2,902,528
 Long-term debt......................................   1,383,935      910,755
 Accounts payable and other liabilities..............     259,590      231,149
                                                      -----------  -----------
    Total liabilities................................  18,818,866   18,358,586
                                                      -----------  -----------
 Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares
   authorized, issued and outstanding 733,869 in 1995
   and 770,000 in 1994...............................       3,669        3,850
  Common stock, $5 par, 300,000,000 shares
   authorized, issued and outstanding 103,357,440 in
   1995 and 102,215,032 in 1994......................     516,787      511,075
  Paid-in capital....................................     279,204      285,599
  Retained earnings..................................     847,550      775,979
  Loan to employee stock ownership plan and unvested
   restricted stock..................................      (4,314)      (7,442)
  Net unrealized appreciation (depreciation) on
   securities available for sale.....................      31,167      (72,584)
                                                      -----------  -----------
    Total shareholders' equity.......................   1,674,063    1,496,477
                                                      -----------  -----------
    Total liabilities and shareholders' equity....... $20,492,929  $19,855,063
                                                      ===========  ===========

                See notes to consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  1995        1994      1993
                                               ----------  ---------- ---------
INTEREST INCOME
 Interest and fees on loans and leases........ $1,233,222  $1,021,056  $915,570
 Interest and dividends on securities.........    312,423     291,805   279,728
 Interest on short-term investments...........      2,531       5,184     4,410
                                               ----------  ---------- ---------
  Total interest income.......................  1,548,176   1,318,045 1,199,708
                                               ----------  ---------- ---------
INTEREST EXPENSE
 Interest on deposits.........................    557,149     441,876   428,194
 Interest on short-term borrowed funds........    178,879      98,476    43,608
 Interest on long-term debt...................     70,599      40,927    34,390
                                               ----------  ---------- ---------
  Total interest expense......................    806,627     581,279   506,192
                                               ----------  ---------- ---------
NET INTEREST INCOME...........................    741,549     736,766   693,516
 Provision for loan and lease losses..........     31,400      17,846    53,311
                                               ----------  ---------- ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
 AND LEASE LOSSES.............................    710,149     718,920   640,205
NONINTEREST INCOME
 Service charges on deposit accounts..........     89,621      85,106    82,143
 Trust fees...................................     18,629      17,180    15,034
 Mortgage banking activities..................     26,408      24,920    25,116
 Other nondeposit fees and commissions........     76,441      68,721    54,920
 Securities (losses) gains, net...............    (18,600)      3,074    16,841
 Other income.................................     33,851      27,046    26,264
                                               ----------  ---------- ---------
  Total noninterest income....................    226,350     226,047   220,318
                                               ----------  ---------- ---------
NONINTEREST EXPENSE
 Salaries.....................................    282,213     237,356   236,034
 Employee benefits............................     59,987      56,077    53,453
 Net occupancy expense........................     48,501      43,775    42,597
 Furniture and equipment expense..............     58,657      44,299    47,510
 Federal deposit insurance expense............     22,995      32,697    30,730
 Loss on bulk sale of assets..................        --          --     49,147
 Other expense................................    199,950     169,132   203,773
                                               ----------  ---------- ---------
  Total noninterest expense...................    672,303     583,336   663,244
                                               ----------  ---------- ---------
EARNINGS
 Income before income taxes...................    264,196     361,631   197,279
 Provision for income taxes...................     86,063     124,759    77,188
                                               ----------  ---------- ---------
 Income before cumulative effect of changes in
  accounting principles.......................    178,133     236,872   120,091
 Less: cumulative effect of changes in
  accounting principles, net of income taxes..        --          --     34,263
                                               ----------  ---------- ---------
NET INCOME....................................    178,133     236,872    85,828
 Preferred dividend requirements..............      5,079       5,198     5,198
                                               ----------  ---------- ---------
 Income applicable to common shares........... $  173,054  $  231,674 $  80,630
                                               ==========  ========== =========
PER COMMON SHARE
 Net income:
  Primary
   Income before cumulative effect............ $     1.66  $     2.26 $    1.16
   Less: cumulative effect....................        --          --       0.35
                                               ----------  ---------- ---------
    Net income................................ $     1.66  $     2.26 $    0.81
                                               ==========  ========== =========
  Fully diluted
   Income before cumulative effect............ $     1.64  $     2.21 $    1.16
   Less: cumulative effect....................        --          --       0.35
                                               ----------  ---------- ---------
    Net income................................ $     1.64  $     2.21 $    0.81
                                               ==========  ========== =========
 Cash dividends paid per common share......... $     0.86  $     0.74 $    0.64
                                               ==========  ========== =========

                See notes to consolidated financial statements.

                SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)

                           SHARES OF                                     RETAINED
                            COMMON        PREFERRED  COMMON   PAID-IN    EARNINGS
                             STOCK          STOCK    STOCK    CAPITAL   AND OTHER*    TOTAL
                          -----------     --------- --------  --------  ----------  ----------
BALANCE, JANUARY 1,
 1993...................   90,235,616      $3,850   $451,178  $213,115  $ 598,755   $1,266,898
ADD (DEDUCT)
 Net income.............          --          --         --        --      85,828       85,828
 Common stock issued....   11,863,839         --      59,318    84,921    (11,247)     132,992
 Redemption of common
  stock.................   (1,340,088)        --      (6,700)  (23,571)        (4)     (30,275)
 Reconciliation of
  fiscal year to
  calendar year for
  merged company........       63,927         --         320       191      4,641        5,152
 Cash dividends declared
  by merged companies...          --          --         --        --     (37,101)     (37,101)
 Cash dividends declared
  by Southern National:
 Common stock...........          --          --         --        --     (18,921)     (18,921)
 Preferred stock........          --          --         --        --      (5,198)      (5,198)
 Other..................          --          --         --        770     (1,419)        (649)
                          -----------      ------   --------  --------  ---------   ----------
BALANCE, DECEMBER 31,
 1993...................  100,823,294       3,850    504,116   275,426    615,334    1,398,726
ADD (DEDUCT)
 Net income.............          --          --         --        --     236,872      236,872
 Common stock issued....    2,478,223         --      12,391    26,138        (36)      38,493
 Redemption of common
  stock.................   (1,086,485)        --      (5,432)  (18,130)       --       (23,562)
 Net depreciation on
  securities available
  for sale..............          --          --         --        --     (72,584)     (72,584)
 Cash dividends declared
  by merged companies...          --          --         --        --     (51,652)     (51,652)
 Cash dividends declared
  by Southern National:
 Common stock...........          --          --         --        --     (30,156)     (30,156)
 Preferred stock........          --          --         --        --      (5,198)      (5,198)
 Other..................          --          --         --      2,165      3,373        5,538
                          -----------      ------   --------  --------  ---------   ----------
BALANCE, DECEMBER 31,
 1994...................  102,215,032       3,850    511,075   285,599    695,953    1,496,477
ADD (DEDUCT)
 Net income.............              --      --         --        --     178,133      178,133
 Common stock issued....      3,030,923       --      15,155    33,663        --        48,818
 Redemption of common
  stock.................    (1,993,351)       --      (9,967)  (37,344)       --       (47,311)
 Net appreciation on
  securities available
  for sale..............              --      --         --        --     103,751      103,751
 Preferred stock
  cancellations and
  conversions...........        104,836      (181)       524    (2,714)       --        (2,371)
 Cash dividends declared
  by Southern National:
 Common stock...........            --        --         --        --    (101,483)    (101,483)
 Preferred stock........            --        --         --        --      (5,079)      (5,079)
 Other..................          --          --         --        --       3,128        3,128
                          -----------      ------   --------  --------  ---------   ----------
 BALANCE, DECEMBER 31,
  1995..................    103,357,440    $3,669   $516,787  $279,204  $ 874,403   $1,674,063
                          ===========      ======   ========  ========  =========   ==========

--------
* Includes unrealized losses on equity securities, net unrealized appreciation (depreciation) on securities available for sale, unvested restricted stock and loan to employee stock ownership plan.

                See notes to consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                            1995         1994         1993
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................. $   178,133  $   236,872  $    85,828
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Cumulative effect of changes in
   accounting principles, net of taxes..          --           --       34,263
  Provision for loan and lease losses...      31,400       17,846       53,311
  Depreciation of premises and
   equipment............................      36,024       35,531       41,014
  Amortization of goodwill and other
   intangibles..........................      10,600        2,184       10,741
  Accretion of negative goodwill........      (6,310)      (1,114)        (279)
  Amortization of unearned stock
   compensation.........................       3,128        1,711          730
  Discount accretion and premium
   amortization on securities, net......     (27,193)        (571)      12,328
  Loss (gain) on sales of trading
   account securities, net..............          60         (769)      (1,441)
  Loss (gain) on sales of securities,
   net..................................      18,600       (3,074)     (16,841)
  Loss (gain) on sales of loans and
   mortgage loan servicing rights, net..       2,379        1,327      (15,013)
  Loss (gain) on disposals of premises
   and equipment, net...................       3,971       (1,746)       1,040
  Loss on foreclosed property and other
   real estate, net.....................       4,129          169        4,743
  Loss on bulk sale of assets...........          --           --       49,147
  Proceeds from sales of trading account
   securities, net of purchases.........         (60)         769        1,441
  Proceeds from sales of loans held for
   sale.................................     789,164      596,249      986,343
  Purchases of loans held for sale......    (311,059)     (33,351)     (97,619)
  Origination of loans held for sale,
   net of principal collected...........    (589,413)    (272,115)    (751,936)
  Reconciliation of fiscal year of
   merged companies to calendar year....          --           --        5,267
  Decrease (increase) in:
   Accrued interest receivable..........     (19,415)     (24,207)        (791)
   Other assets.........................         894      (76,910)     (77,186)
  Increase (decrease) in:
   Accrued interest payable.............      10,992        2,880       (4,313)
   Accounts payable and other
    liabilities.........................      89,753       19,008       26,114
                                         -----------  -----------  -----------
    Net cash provided by operating
     activities.........................     225,777      500,689      346,891
                                         -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities
  available for sale....................   1,290,237      772,597      445,099
 Proceeds from maturities of securities
  available for sale....................   1,087,926      792,590      901,480
 Purchases of securities available for
  sale..................................  (2,531,842)  (1,490,117)  (1,296,653)
 Proceeds from sales of securities held
  to maturity...........................       2,109           --       88,845
 Proceeds from maturities of securities
  held to maturity......................     288,191      460,987      654,724
 Purchases of securities held to
  maturity..............................      (8,103)    (862,317)  (1,541,558)
 Leases made to customers...............     (18,091)     (44,379)     (43,034)
 Principal collected on leases..........      14,620       41,661       34,750
 Loan originations, net of principal
  collected.............................    (432,962)  (1,143,769)    (952,556)
 Purchases of loans.....................    (189,997)     (27,864)      (3,907)
 Net cash acquired in transactions
  accounted for under the purchase
  method of accounting..................          --        2,262       72,939
 Proceeds from disposals of premises and
  equipment.............................      16,373        6,897        4,507
 Purchases of premises and equipment....     (57,147)     (70,695)    (101,347)
 Proceeds from sales of foreclosed
  property..............................      11,979       27,413       69,968
 Investment in other real estate held
  for development or sale...............          --           --       (4,139)
 Proceeds from sales of other real
  estate held for development or sale...       1,728        9,519           --
 Other..................................      (2,287)      22,696      (38,747)
                                         -----------  -----------  -----------
    Net cash used in investing
     activities.........................    (527,266)  (1,502,519)  (1,709,629)
                                         -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits....     369,902     (280,798)     290,050
 Net (decrease) increase in short-term
  borrowed funds........................    (411,243)   1,097,996      751,329
 Proceeds from long-term debt...........   2,945,052      356,439      588,082
 Repayments of long-term debt...........  (2,471,872)    (282,925)    (230,724)
 Net proceeds from common stock issued..      43,781       23,630      113,160
 Common and preferred stock acquired and
  retired...............................     (49,682)     (23,562)     (30,275)
 Cash dividends paid on common and
  preferred stock.......................     (93,465)     (76,805)     (61,056)
                                         -----------  -----------  -----------
    Net cash provided by financing
     activities.........................     332,473      813,975    1,420,566
                                         -----------  -----------  -----------
 NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS......................      30,984     (187,855)      57,828
 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR...............................     671,777      859,632      801,804
                                         -----------  -----------  -----------
 CASH AND CASH EQUIVALENTS AT END OF
  YEAR.................................. $   702,761  $   671,777  $   859,632
                                         ===========  ===========  ===========

                See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the year for:
 Interest............................... $   795,635  $   579,180  $   506,839
 Income taxes...........................     110,638      143,416      119,880
Noncash financing and investing
 activities:
 Transfer of securities from held to
  maturity to available for sale........   1,560,412           --           --
 Transfer of loans to foreclosed
  property..............................       9,567       20,358       32,112
 Transfer of fixed assets to other real
  estate owned..........................      21,846           --           --
 Capital lease obligation...............          --           --        1,285
 Securitization of mortgage loans.......     354,882        7,497        4,311
                                         ===========  ===========  ===========

                SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

  Southern National Corporation ("Southern National" or "Parent Company") is a multi-bank holding company organized under the laws of North Carolina and registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Branch Banking and Trust Company ("BB&T-NC"), Branch Banking and Trust Company of South Carolina ("BB&T-SC") and Commerce Bank ("Commerce") (collectively, the "Banks" or the "Subsidiaries") comprise the Parent Company's principal subsidiaries.

  The accounting and reporting policies of Southern National Corporation and Subsidiaries are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The following is a summary of the more significant policies.

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements of Southern National include the accounts of the Parent Company and its subsidiaries, substantially all of which are wholly-owned. In consolidation, all significant intercompany accounts and transactions have been eliminated. Prior period financial statements have been restated to include the accounts of companies acquired in material transactions accounted for as poolings-of-interests. (See Note B.) Results of operations of companies acquired in transactions accounted for as purchases are included from the dates of acquisition.

  Certain amounts for prior years have been reclassified to conform with statement presentations for 1995. The reclassifications have no effect on either shareholders' equity or net income as previously reported.

 Nature of Operations

  Southern National is a multi-bank holding company headquartered in Winston-Salem, North Carolina. Southern National conducts its operations in North Carolina, South Carolina and Virginia primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. Southern National's subsidiaries provide a full range of traditional commercial banking services and additional services including investment brokerage, insurance and leasing. Substantially all of Southern National's loans are to businesses and individuals in the Carolinas.

 Securities

  On January 1, 1994, Southern National adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in one of three categories: held to maturity, available for sale and trading. At January 1, 1994, $3.0 billion of securities, with a market value of $3.1 billion, were classified as available for sale, and, accordingly, $22.3 million, net of tax, was recorded as an adjustment to shareholders' equity.

  Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. Gains or losses realized from the sale of securities held to maturity, if any, are determined by specific identification and are included in noninterest income.

  Securities, which may be used to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of tax. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in noninterest income.

  Trading account securities, of which none were held on December 31, 1995 and 1994, are selected according to fundamental and technical analyses that identify potential market movements. Trading account securities are positioned to take advantage of such movements and are reported at fair value. Market adjustments, fees, gains or losses and interest income earned on trading account securities are included in noninterest income. Gains or losses realized from the sale of trading securities are determined by specific identification.

  During the fourth quarter of 1995, Southern National transferred $1.5 billion of securities which were previously classified as held to maturity under SFAS No. 115 to the available-for-sale category. In November, 1995, the Financial Accounting Standards Board ("FASB") provided enterprises the opportunity to make a one-time reassessment of the classification of all investment securities held at the time of the reassessment, such that the reclassification of any security from the held-to-maturity category would not call into question the enterprise's intent to hold other debt securities to maturity in the future. Management anticipates that this classification will allow more flexibility in the day-to-day management of the overall portfolio than the prior classifications.

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

 Loans and Lease Receivables

  Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any deferred fees or costs on originated loans and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees, including commitment fees, and certain direct costs associated with the lending process is deferred and amortized to interest income over the contractual lives of the loans using methods which approximate level-yield, with adjustments for prepayments as they occur. If the commitment expires unexercised, the income is recognized upon expiration of the commitment. Discounts and premiums are amortized to interest income over the estimated life of the loans using methods which approximate level-yield.

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

 Allowance for Losses

  The provision for loan and lease losses charged to noninterest expense is the estimated amount required to maintain the allowance for loan and lease losses at a level adequate to cover estimated incurred losses related to loans and leases currently outstanding. The primary factors considered in determining the allowance are the distribution of loans by risk class, the amount of the allowance specifically allocated to nonperforming loans and other problem loans, prior years' loan loss experience, economic conditions in Southern National's market areas and the growth of the credit portfolio. While management uses the best information available in establishing the allowance for losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or if required by regulators based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

 Nonperforming Assets

  Nonperforming assets include loans and leases on which interest is not being accrued and foreclosed property. Foreclosed property consists of real estate and other assets acquired through customers' loan defaults.

  Commercial and unsecured consumer loans and leases are generally placed on nonaccrual status when concern exists that principal or interest is not fully collectible, or when any portion of principal or interest becomes 90 days past due, whichever occurs first. Mortgage loans and most other consumer loans past due 90 days or more may remain on accrual status if management determines that concern over the collectability of principal and interest is not significant. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance when concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectability of principal or interest.

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

 Premises and Equipment

  Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation or amortization. Depreciation is computed principally using the straightline method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straightline basis over the lesser of the lease terms or the estimated useful lives of the improvements. Capitalized leases are amortized by the same methods as premises and equipment over the estimated useful lives or the lease term, whichever is lesser. Obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense.

 Income Taxes

  The operating results of Southern National and its subsidiaries are included in a consolidated federal income tax return. Each subsidiary pays its calculated portion of federal income taxes to Southern National, or receives payment from Southern National to the extent that tax benefits are realized. Deferred income taxes have been provided where different accounting methods have been used for reporting for income tax purposes and for financial reporting purposes. As of January 1, 1993, Southern National adopted SFAS No. 109, "Accounting for Income Taxes," which changed the method of accounting for income taxes. As a result of adopting SFAS No. 109, Southern National recognized a cumulative benefit of the change in accounting principle of $6,368,000. The benefit is included under the caption "Cumulative effect of changes in accounting principles, net of income taxes" in the Consolidated Statements of Income. The effect of this change, excluding the cumulative benefit, for the year ended December 31, 1993, had no incremental effect on net income or fully diluted earnings per share. The operating results of acquired institutions were included in their respective income tax returns prior to consummation of the acquisitions.

 Off-Balance Sheet Instruments

  Southern National utilizes financial forward and futures contracts, options written, interest rate caps and floors written and interest rate swaps to hedge or alter interest rate risk associated with the asset/liability management, investment, mortgage banking and trading account functions. These represent future commitments to purchase or sell financial instruments and, accordingly, the related notional values are not reflected in the Consolidated Balance Sheets. Amounts receivable or payable under derivative financial instruments used to manage interest rate risks arising from Southern National's financial assets and financial liabilities are recognized as income or expense unless the instrument qualifies for hedge accounting. Gains and losses on qualifying hedges of existing assets or liabilities are deferred and are recognized in income as an adjustment of yield. Gains and losses on terminations of derivatives are deferred and amortized as yield adjustments over the remaining terms of the hedged asset or liability or the remaining term of the hedge.

 Per Share Data

  Primary net income per common share has been computed by dividing net income applicable to common shares by the weighted average number of shares of common stock and common stock equivalents of dilutive stock options outstanding during the years.

  Fully diluted net income per common share has been computed by dividing net income, as adjusted for the interest expense related to convertible debt, by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the years. Other potentially dilutive securities include the number of shares issuable upon conversion of the preferred stock. Restricted stock grants are considered as issued for purposes of calculating net income per share.

  Weighted average numbers of shares were as follows:

                                                1995        1994        1993
                                             ----------- ----------- -----------
   Primary.................................. 103,982,495 102,348,773  99,179,656
   Fully diluted............................ 109,007,628 107,399,466 105,064,145

 Intangible Assets

  The cost in excess of the fair value of net assets acquired in transactions accounted for as purchases (goodwill), premiums paid on acquisitions of deposits (core deposit intangibles) and other identifiable intangible assets are included in other assets in the "Consolidated Balance Sheets." Such assets are being amortized on straightline or accelerated bases over periods ranging from 5 to 15 years. At December 31, 1995, Southern National had $41.3 million recorded as goodwill and $8.3 million as core deposit and other intangibles, net of amortization. Negative goodwill is created when the fair value of the net assets purchased exceeds the purchase price. Such balances are included in other liabilities in the "Consolidated Balance Sheets" and are being amortized over periods ranging from 10 to 15 years. At December 31, 1995, Southern National had negative goodwill totaling $45.4 million, net of amortization.

 Mortgage Servicing Rights

  Amounts paid to acquire the right to service certain mortgage loans are capitalized. These rights are then amortized over the estimated lives of the loans to which they relate. In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires that mortgage banking enterprises recognize, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. The statement further requires mortgage banking enterprises to assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights. Southern National elected, in the third quarter of 1995, to adopt this statement effective as of January 1, 1995. The impact of the adoption of this statement resulted in additional mortgage banking income of $7.0 million, before taxes, or $.04 per fully diluted share, after taxes, during 1995. SFAS No. 122 prohibits retroactive application to prior years. At December 31, 1995, Southern National had capitalized mortgage servicing rights totaling $18.3 million.

 Changes in Accounting Principles and Effects of New Accounting Pronouncements

  Effective January 1, 1993, The First Savings Bank, FSB, an entity acquired by Southern National during 1994, adopted SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." As a result of adopting SFAS No. 72, a cumulative charge totaling $28,019,000 was recognized in 1993. The charge is included under the caption "Cumulative effect of changes in accounting principles, net of income taxes" in the "Consolidated Statements of Income."

  SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which was adopted by Southern National as of January 1, 1994, establishes accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement. The statement requires employers to recognize the obligation to provide benefits if the obligation is attributable to employees' services already rendered, employees' rights to those benefits accumulate or vest, payment of the benefits is probable and the amount can be reasonably estimated. The implementation did not have a material impact on the consolidated financial position or consolidated results of operations.

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

  The total recorded investment for impaired loans at December 31, 1995, was $21.8 million, offset by a valuation allowance of $3.8 million, which resulted in a net carrying value of $18.0 million. There were no investments in impaired loans which did not have a related valuation allowance. The average recorded investment in impaired loans during 1995 totaled $16.2 million. Southern National recognizes no interest income on loans that are impaired. Cash receipts for both principal and interest are applied directly to principal.

  During 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and to be disposed of. The statement requires such assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any resulting impairment loss is required to be reported in the period in which the recognition criteria are first applied and met. Southern National adopted the provisions of the statement on January 1, 1996. The implementation did not have a material impact on the consolidated financial position or consolidated results of operations.

  In October of 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based compensation plans. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages the adoption of that method of accounting. However, the statement also allows entities to continue to account for such plans under Accounting Principles Board ("APB") Opinion No. 25. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in the statement had been applied. Southern National adopted the statement effective January 1, 1996 and elected to continue to account for stock-based compensation plans under the provisions of Opinion No. 25. Therefore, the implementation of the statement did not have an impact on Southern National's consolidated financial position or consolidated results of operations.

 Cash and Cash Equivalents

  Cash and cash equivalents include cash and due from depository institutions, interest-bearing bank balances, Federal funds sold and securities purchased under resale agreements or similar arrangements. Generally, both cash and cash equivalents are considered to have maturities of three months or less.

 Supplemental Disclosures of Cash Flow Information

  As referenced in the "Consolidated Statements of Cash Flows," Southern National acquired assets and assumed liabilities in transactions accounted for under the purchase method of accounting. The fair values of these assets acquired and liabilities assumed, at acquisition, were as follows:

                                                       1995    1994      1993
                                                      ---------------  --------
                                                       (DOLLARS IN THOUSANDS)
   Fair value of net assets acquired................   $ --  $  6,203   $60,099
   Purchase price...................................     --    15,016    43,359
                                                      ------ --------  --------
   Excess of net assets acquired over purchase price
    (purchase price over net assets acquired).......  $  --  $ (8,813)  $16,740
                                                      ====== ========  ========

 Income and Expense Recognition

  Items of income and expense are recognized using the accrual basis of accounting, except for some immaterial amounts.

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B. ACQUISITIONS AND MERGERS

 Completed Acquisitions

  On February 24, 1993, Southern National completed the acquisition of First Fincorp, Inc. (Fincorp), and its wholly-owned subsidiary, First Financial Savings Bank, Inc. of Kinston, North Carolina. The merger was consummated through the issuance of 976,065 shares of Southern National common stock for all of the outstanding common stock of Fincorp for a total purchase price of $22.3 million, which was approximately the same as the fair value of the net assets acquired. At the date of acquisition, Fincorp had assets of approximately $322.0 million.

  On May 18, 1993, Southern National completed the acquisitions of Carolina Savings Bank (Carolina) of Wilmington, North Carolina and Edenton Savings and Loan Association (Edenton) of Edenton, North Carolina. The transactions involved simultaneous conversions from mutual to stock associations and acquisition by Southern National. Southern National sold 735,414 shares of its common stock to eligible members of the institutions, natural persons in the communities in which they operated and the public. The net proceeds of approximately $15.3 million were used to purchase all of the stock of Carolina and Edenton. Negative goodwill of approximately $5.7 million resulted from the transactions. At the date of acquisition, Carolina and Edenton had assets of approximately $142.0 million and $40.0 million, respectively.

  On October 7, 1993, Southern National acquired East Coast Savings Bank, headquartered in Goldsboro, North Carolina. Southern National issued 1,172,475 shares of common stock in the conversion/merger of this North Carolina-chartered mutual saving bank and an additional 242,470 shares pursuant to restricted stock grants.

  On October 29, 1993, Southern National completed the acquisition of Mutual Savings Bank of Rockingham County, SSB (Mutual) of Reidsville, North Carolina. The transaction involved simultaneous conversion from a mutual to a stock association and acquisition by Southern National. Southern National sold 313,982 shares of its common stock to eligible members of the institution and natural persons in the community in which they operated. The net proceeds of approximately $6.2 million were used to purchase all of the stock of Mutual. Negative goodwill of approximately $2.9 million resulted from the transaction. At the date of acquisition, Mutual had assets of approximately $87.0 million.

  On November 24, 1993, Southern National completed the acquisition of Old Stone Bank of North Carolina (Old Stone) of High Point, North Carolina. The merger was consummated for a cash payment of $58.3 million for all of the outstanding common stock of Old Stone. Goodwill of approximately $27.7 million resulted from the transaction. At the date of acquisition, Old Stone had assets of approximately $537.0 million.

  On December 23, 1993, Southern National completed the acquisition of Citizens Savings Bank, SSB (Citizens Savings) of Mooresville, North Carolina. The transaction involved a simultaneous conversion from a mutual to a stock associaton and acquisition by Southern National. Southern National sold 313,883 shares of its common stock to eligible members of the institution and natural persons in the community in which they operated. The net proceeds of approximately $5.8 million were used to purchase all of the common stock of Citizens Savings. Negative goodwill of approximately $1.9 million resulted from the transaction. At the date of acquisition, Citizens Savings had assets of approximately $63.0 million.

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

  These acquisitions were accounted for under the purchase method of accounting, and, therefore, the financial information contained herein includes data relevant to the acquirees since the date of acquisition.

 Mergers

  On August 1, 1994, Southern National and BB&T Financial Corporation ("BB&T") jointly announced the signing of a definitive agreement to merge. The transaction was accounted for as a pooling-of-interests in which BB&T shareholders received 1.45 shares of the common stock of the resulting company for each share of BB&T stock held. The merger of the bank holding companies was completed on February 28, 1995. On January 10, 1995, Southern National acquired Commerce through the issuance of 5,210,476 shares of Southern National common stock for all of the outstanding stock of Commerce.

  Several adjustments were required to restate Southern National and BB&T. Among these were adjustments necessary to implement SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 106 allowed employers to recognize the transition obligation associated with implementation immediately, subject to certain limitations, or on a delayed basis over the plan participants' future service periods. Southern National and BB&T elected to treat the transition obligation differently, and these adjustments conform BB&T's transition methodology to that elected by Southern National. The cumulative charge resulting from a change in accounting principle recorded for 1993 was increased by $7.0 million, net of related income taxes, while noninterest expenses were reduced by $559,000 for both 1994 and 1993.

NOTE C. SECURITIES

                                     DECEMBER 31, 1995                       DECEMBER 31, 1994
                          --------------------------------------- ---------------------------------------
                                     GROSS UNREALIZED  ESTIMATED             GROSS UNREALIZED  ESTIMATED
                          AMORTIZED  -----------------    FAIR    AMORTIZED  -----------------    FAIR
                             COST     GAINS    LOSSES    VALUE       COST     GAINS   LOSSES     VALUE
                          ---------- -------- -------- ---------- ---------- ------- --------- ----------
                                                      (DOLLARS IN THOUSANDS)
Securities held to
 maturity:
 U.S. Treasury,
  government and agency
  obligations...........  $    9,461 $    --  $    172 $    9,289 $1,190,558 $   386 $  44,434 $1,146,510
 States and political
  subdivisions..........     144,508    6,194      105    150,597    165,520   2,591     2,156    165,955
 Mortgage-backed
  securities............         --       --       --         --     608,676     102    31,977    576,801
 Other securities.......         --       --       --         --         665       5        25        645
                          ---------- -------- -------- ---------- ---------- ------- --------- ----------
 Total securities held
  to maturity...........     153,969    6,194      277    159,886  1,965,419   3,084    78,592  1,889,911
                          ---------- -------- -------- ---------- ---------- ------- --------- ----------
Securities available for
 sale:
 U.S. Treasury,
  government and agency
  obligations...........   4,013,272   54,400    7,249  4,060,423  3,128,154     788   104,150  3,024,792
 States and political
  subdivisions..........      20,612      257       96     20,773     18,501       9     1,592     16,918
 Mortgage-backed
  securities............     973,339    8,415    4,027    977,727    324,007     617    14,310    310,314
 Other securities.......     142,942        3      524    142,421    108,799     --      1,125    107,674
                          ---------- -------- -------- ---------- ---------- ------- --------- ----------
 Total securities
  available for sale....   5,150,165   63,075   11,896  5,201,344  3,579,461   1,414   121,177  3,459,698
                          ---------- -------- -------- ---------- ---------- ------- --------- ----------
 Total securities.......  $5,304,134 $ 69,269 $ 12,173 $5,361,230 $5,544,880 $ 4,498 $ 199,769 $5,349,609
                          ========== ======== ======== ========== ========== ======= ========= ==========

  Securities with a book value of approximately $2.4 billion and $2.7 billion at December 31, 1995 and 1994, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, Federal Reserve discount window borrowings and for other purposes as required by law.

  At December 31, 1995 and 1994, there was no concentration of investments in obligations of states and political subdivisions that were secured by or payable from the same taxing authority or revenue source and that exceeded ten percent of shareholders' equity.

  Proceeds from sales of securities during 1995, 1994 and 1993 were $1.3 billion, $772.6 million and $533.9 million, respectively. Gross gains of $2.7 million, $3.6 million and $18.0 million and gross losses of $21.3 million, $527,000 and $1.1 million were realized on those sales in 1995, 1994 and 1993, respectively.

  The amortized cost and estimated fair value of the securities portfolio at December 31, 1995, by contractual maturity, are shown in the accompanying table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 DECEMBER 31, 1995
                                     -----------------------------------------
                                      HELD TO MATURITY    AVAILABLE FOR SALE
                                     ------------------- ---------------------
                                               ESTIMATED            ESTIMATED
                                     AMORTIZED   FAIR    AMORTIZED     FAIR
   TOTAL DEBT SECURITIES               COST      VALUE      COST      VALUE
   ---------------------             --------- --------- ---------- ----------
                                              (DOLLARS IN THOUSANDS)
   Due in one year or less.......... $ 32,499  $ 32,477  $1,999,431 $2,015,545
   Due after one year through five
    years...........................   86,565    90,190   2,012,333  2,042,853
   Due after five years through ten
    years...........................   34,855    37,165      20,945     21,615
   Due after ten years..............       50        54       1,175      1,183
                                     --------  --------  ---------- ----------
                                      153,969   159,886   4,033,884  4,081,196
   Mortgage-backed securities.......      --        --      973,339    977,727
                                     --------  --------  ---------- ----------
   Total securities................. $153,969  $159,886  $5,007,223 $5,058,923
                                     ========  ========  ========== ==========

NOTE D. LOANS AND LEASES

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
   Loans--
     Commercial, financial and agricultural............ $ 2,098,306 $ 2,679,046
     Real estate--construction and land development....     949,513     701,181
     Real estate--mortgage.............................   8,671,941   7,787,792
     Consumer..........................................   1,540,251   1,553,906
                                                        ----------- -----------
       Loans held for investment.......................  13,260,011  12,721,925
                                                        ----------- -----------
     Leases............................................     376,152     304,544
                                                        ----------- -----------
       Total loans and leases..........................  13,636,163  13,026,469
         Less: unearned income.........................      68,958      54,718
                                                        ----------- -----------
       Loans and leases, net of unearned income........ $13,567,205 $12,971,751
                                                        =========== ===========

  The net investment in direct financing leases was $315.5 million and $257.6 million at December 31, 1995 and 1994, respectively. Southern National had loans held for sale at December 31, 1995 and 1994 totaling $245.3 million and $136.4 million, respectively.

  Southern National's only significant concentration of credit at December 31, 1995 occurred in real estate loans, which totaled $9.6 billion. However, this amount was not concentrated in any specific market or geographic area other than Southern National's primary market.

  The following table provides an analysis of loans made to directors, executive officers and their interests, which in the aggregate exceeded $60,000 at any time during 1995. All amounts shown represent loans made by Southern National's subsidiary banks in the ordinary course of business at the Banks' normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons:

                                                          (DOLLARS IN THOUSANDS)
                                                          ----------------------
       Balance, December 31, 1994........................        $118,327
       Additions.........................................          76,589
       Repayments........................................          96,578
                                                                 --------
       BALANCE, DECEMBER 31, 1995........................        $ 98,338
                                                                 ========

NOTE E. ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
   Balance, January 1............................. $171,734  $169,345  $137,400
   Provision for losses charged to expense........   31,400    17,846    53,311
   Allowances of purchased companies..............      --      1,119    13,310
                                                   --------  --------  --------
     Subtotal.....................................  203,134   188,310   204,021
                                                   --------  --------  --------
   Loans charged-off..............................  (42,475)  (30,070)  (45,618)
   Recoveries.....................................   11,499    13,494    10,942
                                                   --------  --------  --------
     Net charge-offs..............................  (30,976)  (16,576)  (34,676)
                                                   --------  --------  --------
   Balance, December 31........................... $172,158  $171,734  $169,345
                                                   ========  ========  ========

  At December 31, 1995, 1994 and 1993, the amount of loans not currently accruing interest was $61.5 million, $47.0 million and $61.7 million, respectively, and loans 90 days or more past due and still accruing interest were $29.1 million, $24.2 million and $21.7 million, respectively. The gross interest income that would have been earned during 1995 if the outstanding nonaccrual loans and leases had been current in accordance with the original terms and had been outstanding throughout the period (or since origination, if held for part of the period) was approximately $5.7 million. Foreclosed property was $6.9 million, $12.2 million and $23.5 million at December 31, 1995, 1994 and 1993, respectively.

NOTE F. PREMISES AND EQUIPMENT

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1995        1994
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
   Land and land improvements.......................... $    47,158 $    55,368
   Buildings and building improvements.................     224,469     230,464
   Furniture and equipment.............................     232,349     252,998
   Capitalized leases on premises and equipment........       4,257       6,385
                                                        ----------- -----------
                                                            508,233     545,215
   Less--accumulated depreciation and amortization.....     196,231     212,146
                                                        ----------- -----------
     Net premises and equipment........................ $   312,002 $   333,069
                                                        =========== ===========

  Depreciation expense, which is included in occupancy and equipment expense, was $36.0 million, $35.5 million and $41.0 million in 1995, 1994 and 1993, respectively.

  Southern National has noncancellable leases covering certain premises and equipment. Total rent expense applicable to operating leases was $28.7 million, $21.9 million and $23.8 million for 1995, 1994 and 1993, respectively. Future minimum lease payments for operating and capitalized leases for years subsequent to 1995 are as follows:

                                                            LEASES
                                                    --------------------------
                                                    OPERATING     CAPITALIZED
                                                    ------------  ------------
                                                    (DOLLARS IN THOUSANDS)
   Year ended December 31:
     1996.......................................... $     18,902    $      513
     1997..........................................       15,443           513
     1998..........................................       12,488           514
     1999..........................................       10,547           514
     2000..........................................        9,793           514
     2001 and years later..........................       65,974         6,518
                                                    ------------    ----------
   Total minimum lease payments.................... $    133,147         9,086
                                                    ============
   Less--amount representing interest..............                      4,961
                                                                    ----------
   Present value of net minimum payments on capi-
    talized leases (Note I)........................                 $    4,125
                                                                    ==========

NOTE G. LOAN SERVICING

  Mortgage loans serviced for others are not included in the accompanying "Consolidated Balance Sheets". The unpaid principal balances of mortgage loans serviced for others were $5.4 billion and $5.1 billion at December 31, 1995 and 1994, respectively.

  The following is a summary of capitalized mortgage servicing rights, net of accumulated amortization and adjustments necessary to present the balances at the lower of cost or estimated fair value, which are included in the "Consolidated Balance Sheets" in other assets:

                                                         CAPITALIZED MORTGAGE
                                                           SERVICING RIGHTS
                                                        ----------------------
                                                        (DOLLARS IN THOUSANDS)
   Balance, December 31, 1994..........................        $ 4,670
     Amount capitalized at acquisition of mortgage
      loans............................................         16,751
     Amortization expense..............................         (2,761)
     Change in valuation allowance.....................           (395)
                                                               -------
   BALANCE, DECEMBER 31, 1995..........................        $18,265
                                                               =======

  Capitalized mortgage servicing rights are being amortized on a disaggregated loan basis using an accelerated method over the estimated life of the servicing income. The servicing rights portfolio is analyzed each quarter to identify possible impairment using a disaggregated discounted cash flow methodology that is stratified by predominant risk characteristics. These characteristics include stratification based on interest rates in intervals of 150 basis points, type of loan and maturity of loan. Based upon this analysis for impairment, a valuation allowance of $395,000 was recorded as of December 31, 1995.

NOTE H. SHORT-TERM BORROWED FUNDS

                                                           1995        1994
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
   Federal funds purchased............................. $   812,165 $ 1,381,610
   Term Federal funds purchased........................     350,000         --
   Securities sold under agreements to repurchase......     689,517   1,239,492
   Master notes........................................     396,273     254,269
   U.S. Treasury tax and loan deposit notes payable....      63,588      22,713
   Short-term Federal Home Loan Bank advances..........     175,000         --
   Other short-term borrowed funds.....................       4,742       4,444
                                                        ----------- -----------
     Total short-term borrowed funds................... $ 2,491,285 $ 2,902,528
                                                        =========== ===========

  Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Term Federal funds purchased are identical to Federal funds; however, maturities vary and are greater than one day. Securities sold under agreements to repurchase are borrowings collateralized by securities of the U.S. Government or its agencies and have maturities ranging from one to ninety days. U.S. Treasury tax and loan deposit notes payable are payable upon demand to the U.S. Treasury. Master notes are unsecured, non-negotiable obligations of Southern National (variable rate commercial paper). Short-term Federal Home Loan Bank advances are secured by one to four family residential mortgage loans and generally mature daily.

NOTE I. LONG-TERM DEBT

                                                             DECEMBER 31,
                                                        ------------------------
                                                            1995        1994
                                                        ------------ -----------
                                                        (DOLLARS IN THOUSANDS)
   $5 million Industrial Revenue Bond, dated 1984, se-
    cured by premises with a net book value of
    $5,879,000 at December 31, 1995, due in quarterly
    installments of $83,340 through the second quarter
    1999, and one final installment of $82,940 in
    1999. Interest rate is
    variable--76.99% of prime--6.544% at December 31,
    1995..............................................  $      1,250 $    1,583
   Capitalized leases, varying maturities to 2028 with
    rates from 8.11% to 12.65%. This represents the
    unamortized balances due on leases of various fa-
    cilities..........................................         4,125      6,152
   Medium-term bank notes, varying maturities to 1996
    with rates from 4.73% to 4.84%....................       201,979    336,923
   Advances from Federal Home Loan Bank, varying matu-
    rities to 2015 with rates from 1.00% to 8.95%.....     1,175,830    553,796
   9.28%, $20 million senior capital notes, dated
    1986, due in annual installments. The notes were
    paid in full during 1995..........................           --       7,000
   10%, convertible subordinated capital notes, dated
    1990, due in 2002. The notes were converted into
    Southern National's common stock during 1995......           --       4,995
   Other mortgage indebtedness........................           751        306
                                                        ------------ ----------
                                                        $  1,383,935 $  910,755
                                                        ============ ==========

  Excluding the capitalized leases set forth in Note F, future debt maturities total $1.4 billion and are $487.1 million, $675.4 million, $64.6 million, $15.5 million, and $112.0 million for the next five years. The maturities for 2001 and later years are $25.3 million.

NOTE J. SHAREHOLDERS' EQUITY

  The authorized capital stock of Southern National consists of 300,000,000 shares of common stock, $5 par value, and 5,000,000 shares of preferred stock, $5 par value. At December 31, 1995, 103,357,440 shares of common stock and 733,869 shares of preferred stock were issued and outstanding. On January 11, 1996, Southern National announced a plan to repurchase up to 4.3 million shares of common stock. On February 28, 1996, Southern National announced that these shares would be used in the anticipated conversion of the preferred stock which will be redeemed on March 29, 1996, at the price of $104.05 per share. Each share of preferred stock is convertible into 5.9068 shares of common stock.

 Stock Option Plans

  In April 1994 and May 1995, the shareholders approved Omnibus Stock Incentive Plans ("Omnibus Plans") which cover the award of incentive stock options, non-qualified stock options, shares of restricted stock, performance shares and stock appreciation rights. The Omnibus Plans are intended to allow Southern National to recruit and retain employees with ability and initiative. The maximum number of shares that can be issued under the terms of the plans is 6,000,000. At December 31, 1995, 2,117,419 incentive stock options at prices ranging from $5.8828 to $26.375 and 2,237,197 non-qualified stock options at prices ranging from $.01 to $23.7069 were outstanding. The stock options vest over three years and have a ten year term.

  The incentive stock option plan ("ISOP") and the non-qualified stock option plan ("NQSOP") were established to retain key officers and key management employees and to offer them the incentive to use their best efforts on behalf of Southern National. The plans, which expire on December 19, 2000, further provide for up to 1,101,000 shares of common stock to be reserved for the granting of options, which have a four year vesting schedule and must be exercised within ten years from the date granted. Incentive stock options granted must have an exercise price equal to at least 100% of the fair market value of common stock on the date granted, and the non-qualified stock options must have an exercise price equal to at least 85% of the fair market value on the date granted. At December 31, 1995, options to purchase 416,243 shares of common stock at prices ranging from $9.50 to $16.75 were outstanding pursuant to the NQSOP. At December 31, 1995, options to purchase 177,524 shares of common stock at an exercise price of $19.7770 were outstanding pursuant to the ISOP.

  The Non-Employee Directors' Stock Option Plan ("Directors' Plan") is intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of Southern National and creates a deferred compensation system for participating non-employee directors. Each non-employee director may elect to defer 0%, 50% or 100% of the annual retainer fee for each calendar year and apply that percentage toward the grant of options to purchase Southern National common stock. Such elections are required to be in writing and are irrevocable for each calendar year. The exercise price at which shares of Southern National common stock may be purchased shall be equal to 75% of the market value of the common stock as of the date of grant. Options are vested in six months and may be exercised anytime thereafter until the expiration date, which is 10 years from the date of grant. The Directors' Plan provides for the reservation of up to 400,000 shares of Southern National common stock. At December 31, 1995, options to purchase 227,339 shares of common stock at prices ranging from $12.7155 to $17.0400 were outstanding pursuant to the Directors' Plan.

  Southern National also has options outstanding from companies acquired in prior years. These options, which are not included in the plans described above, totaled 367,446 as of December 31, 1995, with option prices ranging from $2.6667 to $23.7069.

                                                         SHARE ACTIVITY
                                                  -----------------------------
                                                    1995      1994      1993
                                                  --------- --------- ---------
   OPTION ACTIVITY
   Outstanding January 1......................... 4,989,579 4,532,967 4,522,122
   Granted ($.01 to $26.38)...................... 1,265,406 1,109,234 1,061,106
   Options of acquired companies.................       --        --     76,776
   Exercised ($.01 to $23.71)....................   556,972   598,777 1,105,517
   Expired or forfeited ($2.67 to $22.93)........   154,845    53,845    21,520
                                                  --------- --------- ---------
   Outstanding December 31 ($.01 to $26.38)...... 5,543,168 4,989,579 4,532,967
                                                  ========= ========= =========
   Options exercisable at December 31, 1995
    ($.01 to $23.71 per share)................... 3,974,332
                                                  =========

NOTE K. INCOME TAXES

  The total provision for income taxes was allocated as follows:

                                                      1995     1994    1993
                                                     ------- -------- -------
                                                      (DOLLARS IN THOUSANDS)
   Income from operations........................... $86,063 $124,759 $77,188
   Cumulative effect of changes in accounting
    principles......................................     --       --   (2,897)
                                                     ------- -------- -------
     Total provision for income taxes............... $86,063 $124,759 $74,291
                                                     ======= ======== =======

  The provision for income taxes attributable to operations was composed of the following:

                                                     1995      1994      1993
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
   Currently payable:
     Federal...................................... $ 97,420  $133,522  $ 88,449
     State........................................    2,842     9,581     6,970
                                                   --------  --------  --------
                                                    100,262   143,103    95,419
   Deferred (benefit) expense.....................  (14,199)  (18,344)  (18,231)
                                                   --------  --------  --------
   Provision for income taxes..................... $ 86,063  $124,759  $ 77,188
                                                   ========  ========  ========

  The reasons for the difference between the provision for income taxes attributable to operations and the amount computed by applying the statutory federal income tax rate to income before income taxes were as follows:

                                                      1995      1994     1993
                                                     -------  --------  -------
                                                      (DOLLARS IN THOUSANDS)
   Federal income taxes at statutory rates of 35%..  $92,469  $126,571  $69,048
   Tax-exempt income from securities, loans and
    leases less related non-deductible interest
    expense........................................   (6,503)   (6,597)  (7,050)
   State income taxes, net of federal tax benefit..    1,561     3,539    2,584
   Changes in tax accounting method for bad debts
    of savings institutions converting to a
    commercial bank................................    2,594       --     9,389
   Other, net......................................   (4,058)    1,246    3,217
                                                     -------  --------  -------
   Provision for income taxes......................  $86,063  $124,759  $77,188
                                                     =======  ========  =======
   Effective income tax rate.......................     32.6%     34.5%    39.1%
                                                     =======  ========  =======

  The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets (liabilities) in the "Consolidated Balance Sheets" at December 31 were:

                                                          DECEMBER 31,
                                                     ------------------------
                                                        1995         1994
                                                     -----------  -----------
                                                     (DOLLARS IN THOUSANDS)
   Deferred tax assets:
     Allowance for losses........................... $    64,889  $    66,103
     Deferred compensation..........................      17,726        5,318
     Postretirement benefits other than pensions....      10,651       15,441
     Unrealized losses on securities available for
      sale..........................................         --        47,180
     Tax deferred loss on sale of loans.............         --         8,552
     Difference in basis of assets (other than de-
      preciation)...................................       2,336        6,366
     Other..........................................      14,274       15,699
                                                     -----------  -----------
   Total tax deferred assets........................     109,876      164,659
                                                     -----------  -----------
   Deferred tax liabilities:
     Tax accounting method changes..................     (10,493)      (8,113)
     Depreciation...................................     (15,390)     (12,002)
     Unrealized gains on securities available for
      sale..........................................     (20,014)         --
     Lease financing................................     (13,558)     (12,270)
     Dividends on FHLB stock........................      (3,567)      (4,681)
     Other..........................................      (9,205)     (10,187)
                                                     -----------  -----------
   Total tax deferred liabilities...................     (72,227)     (47,253)
                                                     -----------  -----------
   Net deferred tax asset........................... $    37,649     $117,406
                                                     ===========  ===========

  The deferred tax assets have been determined to be realizable, and, accordingly, a valuation allowance was not required. At December 31, 1995, there were no operating losses, income tax credits or alternative minimum tax credit carryforwards.

  Income tax benefits related to securities losses for 1995 were $7.1 million. Income taxes on securities gains for 1994 and 1993 were $1.2 million and $6.4 million, respectively.

NOTE L. BENEFIT PLANS

  The following table discloses expenses relating to employee benefit plans on a restated basis.

                                                         1995    1994*   1993*
                                                        ------- ------- -------
                                                        (DOLLARS IN THOUSANDS)
   Defined benefit plans............................... $15,632 $10,705 $ 8,379
   Employee stock ownership plans (ESOP)...............   5,167   5,178   3,843
   Defined contribution plans..........................   4,009   4,246   3,350
                                                        ------- ------- -------
     Total expense related to benefit plans............ $24,808 $20,129 $15,572
                                                        ======= ======= =======

  --------
  * Amounts restated for material acquisitions accounted for as poolings-of-interests.

 Retirement Plans

  Southern National had a noncontributory defined benefit pension plan covering substantially all employees. The benefits were based on years of service and the employee's compensation during the five consecutive years of employment that produced the highest average pay. Southern National's contributions to the plan were in amounts between the minimum required for funding standard account purposes and the maximum deductible for Internal Revenue Service purposes. Contributions to the plan of $516,000, $5,173,000 and $3,089,000 were made in 1995, 1994 and 1993, respectively.

  Supplemental retirement benefits are provided to certain key officers under Southern National's Supplemental Executive Retirement Plan, which was effective January 1, 1989. This plan is not qualified under the Internal Revenue Code. Although technically an unfunded plan, insurance policies on the lives of the covered employees are intended to be adequate to fund future benefits.

  BB&T sponsored a noncontributory defined benefit pension plan covering substantially all employees. The benefits are based on years of service, age at retirement and the employee's compensation during the last five years of employment. Contributions to the plan are based upon the Frozen Initial Liability actuarial funding method and comply with the funding requirements of the Employee Retirement Income Security Act.

  Supplemental retirement benefits are provided to certain key officers under BB&T's Supplemental Executive Retirement Plans. These plans are not qualified under the Internal Revenue Code.

  Net periodic pension cost, which is included in employee benefits expense, consisted of the following components in 1995, 1994 and 1993.

                                                      1995      1994     1993
                                                     -------  --------  -------
                                                      (DOLLARS IN THOUSANDS)
   Service cost..................................... $ 9,658  $  9,431  $ 6,732
   Interest cost....................................  10,864     9,504    7,988
   Actual return on assets.......................... (25,226)      711   (7,947)
   Early retirement.................................   3,372       --       --
   Net amortization and deferral....................  16,414   (10,699)  (1,050)
                                                     -------  --------  -------
     Net periodic pension cost ..................... $15,082  $  8,947  $ 5,723
                                                     =======  ========  =======

  The following table sets forth the plans' funded status at December 31, 1995 and 1994.

                                PLANS FOR WHICH         PLANS FOR WHICH
                                 ASSETS EXCEED       ACCUMULATED BENEFITS
                             ACCUMULATED BENEFITS        EXCEED ASSETS
                             ----------------------  ----------------------
                                1995        1994        1995        1994
                             ----------  ----------  ----------  ----------
                                       (DOLLARS IN THOUSANDS)
   Accumulated benefit ob-
    ligation:
     Vested benefits.......   $(104,000) $  (87,986) $      --   $      --
     Nonvested benefits....      (3,566)     (3,061)        --          --
                             ----------  ----------  ----------  ----------
                              $(107,566) $  (91,047) $      --   $      --
                             ==========  ==========  ==========  ==========
   Projected benefit
    obligation at
    December 31............   $(140,394) $ (127,382)    $(9,929) $   (4,193)
   Plan assets at fair
    value..................     129,574     115,829         --          --
                             ----------  ----------  ----------  ----------
   Plan assets in excess of
    (less than) projected
    benefit obligation.....     (10,820)    (11,553)     (9,929)     (4,193)
   Unrecognized transition
    amount.................      (6,162)     (6,980)        364         408
   Unrecognized prior serv-
    ice cost...............      (7,503)      1,114       3,313         707
   Unrecognized net loss...      16,717      23,161       3,214         649
   Minimum liability
    adjustment.............         --          --       (2,597)        --
                             ----------  ----------  ----------  ----------
   (Accrued) prepaid pen-
    sion cost included in
    (other liabilities)
    other assets ..........  $   (7,768) $    5,742     $(5,635) $   (2,429)
                             ==========  ==========  ==========  ==========

  Actuarial assumptions used in calculating these amounts were:

                                                       1995   1994     1993
                                                       ----  -------  -------
   Rate of increase in future compensation............ 5.5%  4.8-6.0% 5.5-6.0%
   Weighted average discount rate..................... 7.5     7.8    7.0-8.0
   Weighted average expected long-term rate of return
    on assets......................................... 8.0   8.0-9.0    9.0

  Plan assets consist primarily of obligations of the U.S. Treasury and Federal agencies and corporations for Southern National and listed stocks and U.S. government securities for BB&T. Plan assets of the combined plans included 7,859,765 and 5,492,021 shares of Southern National common stock at December 31, 1995 and 1994, respectively.

  Effective January 1, 1996, Southern National's and BB&T's qualified pension plans were merged into a single noncontributory defined benefit pension plan. This plan covers substantially all employees of the merged institution. Like the predecessor plans, benefits are based on years of service, age at retirement and the employee's compensation during the five highest consecutive years of earnings within the last ten years of employment.

 Postretirement Benefits

  Effective December 31, 1992, Southern National adopted a revised retiree medical program ("Plan") in preparation for the implementation of SFAS No. 106, "Accounting for Postretirement Benefits Other Than Pensions." The Plan covers employees retiring after January 1, 1993 who are eligible for participation in the Southern National pension plan and have at least ten years of service. The Plan requires retiree contributions, with a subsidy by Southern National based upon years of service of the employee at the time of retirement. The subsidy is adjusted each year for movement of the Consumer Price Index. There is no employer subsidy for dependent benefits. Employees who retired prior to January 1, 1993 are grandfathered and may choose from three comprehensive medical options with varying deductibles. Effective January 1, 1993, BB&T revised its retiree health care plan to provide a flexible benefit amount which retirees can use to purchase health care and life insurance benefits.

  Southern National adopted SFAS No. 106 as of January 1, 1993. As a result of adopting SFAS No. 106, Southern National recognized a cumulative charge for this change in accounting principle of $12,612,000 (net of $7,595,000 of deferred income tax benefits). The charge is included under the caption "Cumulative effect of changes in accounting principles, net of income taxes" in the "Consolidated Statements of Income." The effect of this change, net of income taxes and excluding the cumulative charge, for the year ended December 31, 1993 was to decrease net income by $1,304,000.

  The following table sets forth the components of the retiree benefit plan and the amount recognized in the consolidated financial statements at December 31, 1995, 1994 and 1993.

                                                   1995      1994      1993
                                                 --------  --------  --------
                                                   (DOLLARS IN THOUSANDS)
   Net periodic postretirement benefit cost:
     Service cost............................... $    972  $    990  $    491
     Interest cost..............................    2,248     1,841     1,454
     Amortization of net loss and other.........      156       104       --
                                                 --------  --------  --------
       Total expense............................ $  3,376  $  2,935  $  1,945
                                                 ========  ========  ========
   Reconciliation of funded status:
     Accumulated postretirement benefit obliga-
      tion...................................... $(30,735) $(27,590) $(23,682)
     Unrecognized net loss......................    3,348     1,356     3,797
                                                 --------  --------  --------
       Accrued postretirement benefit costs
        included in other liabilities........... $(27,387) $(26,234) $(19,885)
                                                 ========  ========  ========

  Actuarial assumptions used in calculating these amounts were:

                                                1995      1994       1993
                                              --------  ---------  ---------
   Annual rate of increase in the per capita
    cost of health care claims:
     Current year............................ 8.0-11.0% 10.0-12.0% 13.0-15.7%
     Final constant amount................... 4.75-5.0     5.0      5.0-6.5
     Annual decrease......................... 0.8-1.0      1.0      1.0-2.3
   General inflation rate....................   4.0        4.0      4.0-5.5
   Weighted average discount rate............   7.5        7.8      7.0-8.5
   Impact of 1% increase in assumed health
    care cost on:............................
     Net periodic benefit cost............... 2.0-3.0    0.0-1.0      N/A
     Expected postretirement benefit obliga-
      tion................................... 3.0-4.0    1.1-3.0      N/A

--------
N/A--not available.

  Effective January 1, 1996, these plans were merged into a single plan.

 Employee Stock Ownership Plan

  Southern National's Employee Stock Ownership Plan allows all employees to acquire common stock in Southern National by contributing up to 15% of their salaries to the plan. Southern National matches 100% of each employee's contributions, up to a maximum of 6% of the employee's salary.

 Savings and Thrift Plan

  The Savings and Thrift Plan permits eligible employees to make contributions up to 16% of base compensation, with Southern National's matching contributions up to 4% of the employee's base compensation.

  Effective January 1, 1996, Southern National's Employee Stock Ownership Plan was merged into the former BB&T Savings and Thrift Plan to form the Southern National Corporation 401-k Savings Plan. The new plan permits employees to contribute up to 16% of their compensation. Southern National matches up to 6% of the employee's compensation with a 100% matching contribution.

 Settlement Agreements

  In connection with the merger of Southern National and BB&T, two executive officers of Southern National agreed to retire during 1995. Southern National entered into settlement agreements with both executive officers to settle existing employment contracts. One of the settlement agreements provides for annual payments of $1,655,000 less the company-provided portion of certain benefits payable under existing benefit plans. The payments continue for the life of the officer and his current wife but in no event for a period of less than fifteen years. The executive officer has agreed not to compete in a defined geographic area for fifteen years and to serve as a consultant to the merged company for five years. The settlement agreement with the other executive officer provides for annual payments of $312,000 for ten years or until death. The present value of future payments to be made pursuant to these agreements was recorded in 1995.

 Other

  There are various other employment contracts, deferred compensation arrangements and covenants not to compete with selected members of management and certain retirees.

NOTE M. COMMITMENTS AND CONTINGENCIES

  Southern National is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and financial guarantees, interest rate caps and floors written, interest rate swaps and forward and futures contracts.

  Southern National's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. Southern National uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.

                                                             CONTRACT OR
                                                         NOTIONAL AMOUNT AT
                                                            DECEMBER 31,
                                                       -----------------------
                                                          1995        1994
                                                       ----------- -----------
                                                       (DOLLARS IN THOUSANDS)
   Financial instruments whose contract amounts
    represent credit risk:
     Commitments to extend, originate or purchase
      credit.......................................... $ 4,372,503 $ 3,733,152
     Standby letters of credit and financial
      guarantees written..............................     138,911     143,660
     Commercial letters of credit.....................      27,742      17,089
     Securities lent..................................         --       51,137
   Financial instruments whose notional or contract
    amounts exceed the amount of credit risk:
     Commitments to sell loans and securities.........     261,000      40,392
     Foreign exchange contracts.......................     109,747      69,751

  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Southern National evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by Southern National upon extension of credit, is based on management's evaluation of the creditworthiness of the counterparty.

  Standby letters of credit and financial guarantees written are conditional commitments issued by Southern National to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers, and letters of credit are collateralized when necessary.

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

 Regulatory Proceedings

  Legislation was proposed during the third quarter of 1995 that would result in the payment of a one-time assessment by financial institutions with deposits insured by the Savings Association Insurance Fund (SAIF). Because of numerous acquisitions of thrift institutions, approximately 40% of Southern National's deposits are SAIF-insured. The one-time assessment rate, to be determined by the Federal Deposit Insurance Corporation, is expected to be $.80 per $100 of deposits. Commercial banks with SAIF-insured deposits acquired from thrifts will likely be allowed a reduction of 20% of the assessment base. This adjustment would be available only to banks with less than 50% of their total deposits in the SAIF. The pretax impact of this one-time assessment on Southern National is not expected to exceed $41.0 million. Southern National will record this expense when the legislation is enacted.

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

NOTE N. REGULATORY REQUIREMENTS AND OTHER RESTRICTIONS

  The Banks are required by the Board of Governors of the Federal Reserve System to maintain reserve balances based on certain percentages of deposit types. At December 31, 1995, these reserves amounted to $34.3 million.

  Subject to restrictions imposed by state laws and federal regulations, the Boards of Directors of the subsidiary banks could have declared dividends from their retained earnings up to $670.8 million at December 31, 1995. The subsidiary banks are prohibited from paying dividends from their capital stock and paid-in capital accounts and are required by regulatory authorities to maintain minimum capital levels. Southern National was in compliance with these requirements at December 31, 1995.

NOTE O. PARENT COMPANY FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                             1995       1994
                                                          ---------- ----------
ASSETS
 Cash and due from banks................................. $    5,318 $  164,013
 Interest-bearing bank balances..........................    396,331     62,146
 Investment securities...................................     17,870     78,010
 Investment in bank subsidiaries, at underlying book
  value..................................................  1,641,833  1,450,626
 Investment in other subsidiaries, at underlying book
  value..................................................      4,128      4,373
 Premises................................................      5,879      6,158
 Other assets............................................     44,030      8,025
                                                          ---------- ----------
   Total assets.......................................... $2,115,389 $1,773,351
                                                          ========== ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Short-term borrowed funds............................... $  396,273 $  254,269
 Dividends payable.......................................     24,389     10,201
 Accounts payable and accrued liabilities................     19,414      3,821
 Capital notes and mortgages.............................      1,250      8,583
                                                          ---------- ----------
   Total liabilities.....................................    441,326    276,874
                                                          ---------- ----------
   Total shareholders' equity............................  1,674,063  1,496,477
                                                          ---------- ----------
   Total liabilities and shareholders' equity............ $2,115,389 $1,773,351
                                                          ========== ==========

                          CONDENSED INCOME STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                     1995      1994     1993
                                                   --------  -------- --------
INCOME
 Dividends from subsidiaries.....................  $226,386  $138,201 $101,216
 Interest and other income from subsidiaries.....    17,269    13,291   10,864
 Interest on investment securities...............       900     1,560    2,295
 Other income....................................     6,143     3,595    2,230
                                                   --------  -------- --------
   Total income..................................   250,698   156,647  116,605
                                                   --------  -------- --------
EXPENSES
 Interest expense................................    17,859    12,393    9,315
 Occupancy expense...............................       171       172      450
 Other expenses..................................    23,126     6,927    6,078
                                                   --------  -------- --------
   Total expenses................................    41,156    19,492   15,843
                                                   --------  -------- --------
Income before income tax benefit and equity in
 undistributed earnings of subsidiaries..........   209,542   137,155  100,762
Income tax benefit...............................     6,140       433       22
                                                   --------  -------- --------
Income before equity in undistributed earnings of
 subsidiaries....................................   215,682   137,588  100,784
Net income of subsidiaries (less than) in excess
 of dividends from subsidiaries..................   (37,549)   99,284  (14,956)
                                                   --------  -------- --------
NET INCOME.......................................  $178,133  $236,872 $ 85,828
                                                   ========  ======== ========

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                            (DOLLARS IN THOUSANDS)

                                                  1995       1994      1993
                                                ---------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...................................  $ 178,133  $236,872  $  85,828
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Net income of subsidiaries less than (in
   excess of) dividends from subsidiaries.....     37,549   (99,284)    14,956
  Depreciation of premises and equipment......        171       172      1,041
  Amortization of unearned compensation.......      3,128     1,711        730
  Discount accretion and premium amortization
   on securities..............................       (298)       83        126
  Loss on sales of securities.................        340       --         --
  Loss on disposal of premises and equipment..         29       --         --
  Reconciliation of fiscal year of merged
   companies to calendar year.................        --        --         (51)
  Increase in receivables from subsidiaries...        --    (23,914)    (7,384)
  (Increase) decrease in other assets.........   (153,759)   63,592    (62,423)
  Increase (decrease) in accounts payable and
   accrued liabilities........................     16,773      (955)      (707)
                                                ---------  --------  ---------
    Net cash provided by operating activities.     82,066   178,277     32,116
                                                ---------  --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available
  for sale....................................         87    10,128        --
 Proceeds from maturities of securities
  available for sale..........................     63,500    65,002        180
 Purchases of securities available for sale...     (6,067)  (63,177)       --
 Proceeds from sales of securities held to
  maturity....................................        520       --         --
 Proceeds from maturities of securities held
  to maturity.................................        --        --       5,000
 Purchases of securities held to maturity.....        --        --     (66,915)
 Repayment of note from bank subsidiary.......        --     30,000        --
 Sale of savings bank subsidiary to bank
  subsidiary..................................        --     58,883        --
 Proceeds from sales of premises and
  equipment...................................         79       --         --
 Investment in subsidiaries...................        --    (67,492)      (116)
 Cash payment for stock acquired through
  purchase conversions........................        --        --     (28,818)
 Cash payment for purchased companies.........        --        --     (58,250)
 Other........................................        --    (32,328)    (3,379)
                                                ---------  --------  ---------
    Net cash provided by (used in) investing
     activities...............................     58,119     1,016   (152,298)
                                                ---------  --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Decrease in long-term debt...................     (7,333)  (53,333)    (3,334)
 Net increase in short-term borrowings........    142,004    95,614     48,050
 Advances from bank subsidiary................        --        --      58,250
 Repayment of advance from bank subsidiary....        --    (58,250)       --
 Net proceeds from common stock issued........     43,781    23,630    113,160
 Common stock acquired and retired............    (49,682)  (23,562)   (30,275)
 Cash dividends paid on common and preferred
  stock.......................................    (93,465)  (76,805)   (61,056)
 Other........................................        --      1,656      1,551
                                                ---------  --------  ---------
    Net cash provided by (used in) financing
     activities...............................     35,305   (91,050)   126,346
                                                ---------  --------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....    175,490    88,243      6,164
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR.........................................    226,159   137,916    131,752
                                                ---------  --------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR......  $ 401,649  $226,159  $ 137,916
                                                =========  ========  =========

NOTE P. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  The following methods and assumptions were used by Southern National in estimating the fair value of its financial instruments at December 31, 1995 and 1994.

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

  Short-term borrowed funds: The carrying amounts of Federal funds purchased, borrowings under repurchase agreements, master notes and other short-term borrowings approximate their fair values.

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

  Commitments to extend credit, standby letters of credit and financial guarantees written: The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair values also consider the difference between current levels of interest rates and the committed rates. The fair values of guarantees and letters of credit are estimated based on fees currently charged for similar agreements.

  Other off-balance sheet instruments: The fair values for off-balance sheet instruments (futures, forwards, options, and commitments to sell or purchase financial instruments) are estimated based on quoted prices, if available. For instruments for which there are no quoted prices, fair values are estimated using current settlement values or pricing models.

                                     1995                      1994
                            ------------------------  ------------------------
                             CARRYING       FAIR       CARRYING       FAIR
                              AMOUNT        VALUE       AMOUNT        VALUE
                            -----------  -----------  -----------  -----------
                                        (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash
   equivalents............. $   702,761  $   702,761  $   671,777  $   671,777
  Securities available for
   sale....................   5,201,344    5,201,344    3,459,698    3,459,698
  Securities held to
   maturity................     153,969      159,886    1,965,419    1,889,911
  Loans and leases
    Loans..................  13,496,944   13,591,792   12,850,548   12,589,297
    Leases.................     315,541          N/A      257,554          N/A
    Allowance for losses...    (172,158)         N/A     (171,734)         N/A
                            -----------               -----------
      Net loans and
       leases.............. $13,640,327               $12,936,368
                            ===========               ===========
Financial liabilities:
  Deposits................. $14,684,056   14,717,187  $14,314,154   14,320,080
  Short-term borrowed
   funds...................   2,491,285    2,491,285    2,902,528    2,902,528
  Long-term debt...........   1,379,810    1,385,634      904,603      904,780
  Capitalized leases.......       4,125          N/A        6,152          N/A

-------------------------------------------------------------------------------

                             NOTIONAL/    NOTIONAL/
                             CONTRACT       FAIR       CONTRACT       FAIR
                              AMOUNT        VALUE       AMOUNT        VALUE
                            -----------  -----------  -----------  -----------
Unrecognized financial
 instruments:
  Interest rate swaps, caps
   and floors.............. $   743,413  $    (6,067) $ 2,411,325  $   (92,838)
  Commitments to extend,
   originate or purchase
   credit..................   4,372,503       (7,654)   3,733,152      (12,993)
  Standby and commercial
   letters of credit and
   financial guarantees
   written.................     166,653       (2,500)     160,749       (2,121)
  Commitments to sell loans
   and securities..........     261,000       (3,232)      40,392           29
  Option contracts
   purchased...............       8,000          --         3,000            8
  Option contracts
   written.................       8,000         (160)         --           --

--------
N/A--not applicable.

NOTE Q. DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

  Interest rate volatility often increases to the point that balance sheet repositioning through the use of account repricing and other on-balance sheet strategies cannot occur rapidly enough to avoid adverse net income effects. At those times, off-balance sheet or synthetic hedges are utilized. During 1995, management used interest rate swaps, caps and floors to supplement balance sheet repositioning. Such actions were designed to lower the interest sensitivity of Southern National toward a neutral position.

  Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to transform the repricing characteristics of an asset or liability from a fixed to a floating rate, a floating rate to a fixed rate, or one floating rate to another floating rate. The underlying principal positions are not affected. Swap terms generally range from one year to ten years depending on the need. At December 31, 1995, derivatives with a total notional value of $743.4 million, with terms ranging up to seven years, were outstanding.

  The following tables set forth certain information concerning Southern National's interest rate swaps at December 31, 1995:

                     INTEREST RATE SWAPS, CAPS AND FLOORS

                               DECEMBER 31, 1995
                            (DOLLARS IN THOUSANDS)

                               NOTIONAL      RECEIVE      PAY         FAIR
  TYPE                          AMOUNT        RATE        RATE        VALUE
  ----                        -----------  ----------- ----------  -----------
Receive fixed swaps.........  $  140,000        7.16%        5.95% $     1,005
Pay fixed swaps.............     353,413        5.85         5.84       (3,384)
Basis swaps.................     250,000        5.81         5.76       (3,688)
                              ----------    --------   ----------  -----------
Total.......................  $  743,413        6.08%        5.83% $    (6,067)
                              ==========    ========   ==========  ===========
                                RECEIVE     PAY FIXED    BASIS
  YEAR-TO-DATE ACTIVITY       FIXED SWAPS     SWAPS      SWAPS        TOTAL
  ---------------------       -----------  ----------- ----------  -----------
Balance, December 31, 1994..  $1,200,000    $111,325   $1,100,000  $ 2,411,325
Additions...................      50,000     254,700          --       304,700
Maturities/amortizations....    (710,000)    (11,175)         --      (721,175)
Terminations................    (400,000)     (1,437)    (850,000)  (1,251,437)
                              ----------    --------   ----------  -----------
Balance, December 31, 1995..  $  140,000    $353,413   $  250,000  $   743,413
                              ==========    ========   ==========  ===========
                               ONE YEAR    ONE TO FIVE FIVE TO 10
  MATURITY SCHEDULE             OR LESS       YEARS      YEARS        TOTAL
  -----------------           -----------  ----------- ----------  -----------
Receive fixed swaps.........  $   40,000    $100,000   $      --   $   140,000
Pay fixed swaps.............      41,525     307,219        4,669      353,413
Basis swaps.................         --      250,000          --       250,000
                              ----------    --------   ----------  -----------
Total.......................  $   81,525    $657,219   $    4,669  $   743,413
                              ==========    ========   ==========  ===========

  As of December 31, 1995, unearned income from new swap transactions and unamortized expenses from terminated swap transactions were $972,000 and $2.6 million, respectively. The unamortized deferred premiums and the realized deferred losses will be recognized in the next year. For the year ended December 31, 1995, the combination of active and terminated transactions resulted in pretax expenses of $10.3 million.

  In addition to interest rate swaps, Southern National utilizes written covered over-the-counter call options on specific securities in the available-for-sale portfolio in order to enhance returns. During 1995, options were written on securities totaling $673.2 million. Option fee income was $2.0 million for 1995. There were no unexercised options outstanding at December 31, 1995.

  Southern National also utilizes over-the-counter put and call options in its mortgage banking activities to hedge the mortgage pipeline. At December 31, 1995, purchased option contracts with a par value of $8.0 million remain outstanding. Written option contracts with a par value of $8.0 million were also outstanding.

  The $743.4 million of derivatives are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and floating rate notes.

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

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED HEREUNTO DULY AUTHORIZED, IN THE CITY OF WINSTON-SALEM, STATE OF NORTH CAROLINA, ON MARCH 18, 1996.

                                          Southern National Corporation
                                           (Registrant)


                                          By:    /s/ John A. Allison, IV
                                             ----------------------------------
                                                    JOHN A. ALLISON, IV
                                              CHAIRMAN OF THE BOARD AND CHIEF
                                                     EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 18, 1996.

                                                  /s/ John A. Allison, IV
                                            -----------------------------------
                                                    JOHN A. ALLISON, IV
                                              CHAIRMAN OF THE BOARD AND CHIEF
                                                     EXECUTIVE OFFICER

                                                     /s/ Scott E. Reed
                                            -----------------------------------
                                                       SCOTT E. REED
                                              SENIOR EXECUTIVE VICE PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER

                                                   /s/ Sherry A. Kellett
                                            -----------------------------------
                                                     SHERRY A. KELLETT
                                               EXECUTIVE VICE PRESIDENT AND
                                                        CONTROLLER

  A Majority of the Directors of the Registrant are included.

                                                   /s/ Paul B. Barringer
                                            -----------------------------------
                                                     PAUL B. BARRINGER
                                                         DIRECTOR

                                                /s/ W. R. Cuthbertson, Jr.
                                            -----------------------------------
                                                  W. R. CUTHBERTSON, JR.
                                                         DIRECTOR

                                                   /s/ A. J. Dooley, Sr.
                                            -----------------------------------
                                                     A. J. DOOLEY, SR.
                                                         DIRECTOR

                                                  /s/ Joe L. Dudley, Sr.
                                         --------------------------------------
                                                    JOE L. DUDLEY, SR.
                                                         DIRECTOR

                                                     /s/ Tom D. Efird
                                         --------------------------------------
                                                       TOM D. EFIRD
                                                         DIRECTOR

                                                 /s/ O. William Fenn, Jr.
                                         --------------------------------------
                                                   O. WILLIAM FENN, JR.
                                                         DIRECTOR

                                                   /s/ Paul S. Goldsmith
                                         --------------------------------------
                                                     PAUL S. GOLDSMITH
                                                         DIRECTOR

                                                 /s/ Lloyd Vincent Hackley
                                         --------------------------------------
                                                   LLOYD VINCENT HACKLEY
                                                         DIRECTOR

                                                   /s/ Ernest F. Hardee
                                         --------------------------------------
                                                     ERNEST F. HARDEE
                                                         DIRECTOR

                                                 /s/ Richard Janeway, M.D.
                                         --------------------------------------
                                                   RICHARD JANEWAY, M.D.
                                                         DIRECTOR

                                                /s/ J. Ernest Lathem, M.D.
                                         --------------------------------------
                                                  J. ERNEST LATHEM, M.D.
                                                         DIRECTOR

                                                /s/ Joseph A. McAleer, Jr.
                                         --------------------------------------
                                                  JOSEPH A. MCALEER, JR.
                                                         DIRECTOR

                                                  /s/ Albert O. McCauley
                                         --------------------------------------
                                                    ALBERT O. MCCAULEY
                                                         DIRECTOR

                                               /s/ James Dickson McLean, Jr.
                                          -------------------------------------
                                                 JAMES DICKSON MCLEAN, JR.
                                                          DIRECTOR

                                                  /s/ Charles E. Nichols
                                          -------------------------------------
                                                    CHARLES E. NICHOLS
                                                          DIRECTOR

                                                   /s/ L. Glenn Orr, Jr.
                                          -------------------------------------
                                                     L. GLENN ORR, JR.
                                                          DIRECTOR

                                                  /s/ A. Winniett Peters
                                          -------------------------------------
                                                   A. WINNIETT PETERS
                                                         DIRECTOR

                                                /s/ Richard L. Player, Jr.
                                          -------------------------------------
                                                  RICHARD L. PLAYER, JR.
                                                         DIRECTOR

                                               /s/ C. Edward Pleasants, Jr.
                                          -------------------------------------
                                                 C. EDWARD PLEASANTS, JR.
                                                         DIRECTOR

                                                    /s/ Nido R. Qubein
                                          -------------------------------------
                                                      NIDO R. QUBEIN
                                                         DIRECTOR

                                                 /s/ A. Tab Williams, Jr.
                                          -------------------------------------
                                                   A. TAB WILLIAMS, JR.
                                                         DIRECTOR


                                          -------------------------------------
                                                     JAMES H. MAYNARD
                                                         DIRECTOR


                                          -------------------------------------
                                                      RONALD E. DEAL
                                                         DIRECTOR

                                 EXHIBIT INDEX


 EXHIBIT NO.             DESCRIPTION                         LOCATION
 -----------             -----------                         --------
    2(a)     Agreement and Plan of                Incorporated herein by
             Reorganization dated as of July      reference to Registration No.
             29, 1994 and amended and restated    33-57861.
             as of October 22, 1994 between
             Southern National and BB&T.

    2(b)     Plan of Merger as of July 29, 1994   Incorporated herein by
             as amended and restated on October   reference to Registration No.
             22, 1994 between Southern National   33-57861.
             and BB&T.

    3(a)     Articles of Incorporation of         Incorporated herein by
             Southern National Corporation, as    reference to Registration No.
             amended.                             33-29586

    3(b)     Bylaws of Southern National          Incorporated herein by
             Corporation, as amended.             reference to Registration No.
                                                  33-29586.

    4        Form of Articles of Amendment to     Incorporated herein by
             Articles of Incorporation of         reference to Registration No.
             Southern National Corporation        33-44557.
             relating to Cumulative Convertible
             Preferred Stock, Series A.

   10(a)*    Employment Contract dated July 16,   Incorporated herein by
             1981, by and between Branch          reference to Registration No.
             Banking and Trust Company (as        33-29586.
             successor to Southern National
             Bank of North Carolina), Southern
             National Corporation and L. Glenn
             Orr, Jr.

   10(b)*    Employment Contract dated July 17,   Incorporated herein by
             1986, by and between Southern        reference to Registration No.
             National Corporation, Branch         33-8137.
             Banking and Trust Company (as
             successor to Southern National
             Bank of North Carolina) and Gary
             E. Carlton.

   10(c)*    Amendment to Employment Contract     Incorporated herein by
             dated June 15, 1987, by and          reference to Registration No.
             between Southern National            33-29586.
             Corporation, Branch Banking and
             Trust Company (as successor to
             Southern National Bank of North
             Carolina) and Gary E. Carlton.

   10(d)*    Amendment to Employment Contract     Incorporated herein by
             dated June 15, 1989, by and          reference to Registration No.
             between Southern National            33-29586.
             Corporation, Branch Banking and
             Trust Company (as successor to
             Southern National Bank of North
             Carolina) and L. Glenn Orr, Jr.

   10(e)*    Death Benefit Only Plan, Dated       Incorporated herein by
             April 23, 1990, by and between       reference to Registration No.
             Branch Banking and Trust Company     33-33984.
             (as successor to Southern National
             Bank of North Carolina) and L.
             Glenn Orr, Jr.

   10(f)*    Non-Employee Directors' Stock        Incorporated herein by
             Option Plan of Southern National     reference to Registration No.
             Corporation.                         33-57871.

   10(g)*    Southern National Corporation 1994   Incorporated herein by
             Omnibus Stock Incentive Plan.        reference to Registration No.
                                                  33-57865.

   10(h)*    Settlement and Non-Compete           Incorporated herein by
             Agreement, dated February 28,        reference to Registration No.
             1995, by and between Southern        33-56437.
             National Corporation and L. Glenn
             Orr, Jr.

   10(i)*    Settlement Agreement, Waiver and     Incorporated herein by
             General Release dated September      reference to Registration No.
             19, 1994, by and between Southern    33-56437.
             National Corporation, Branch
             Banking and Trust Company (as
             successor to Southern National
             Bank of North Carolina) and Gary
             E. Carlton.


 EXHIBIT NO.            DESCRIPTION                         LOCATION
 -----------            -----------                         --------
   10(j)     Southern National Corporation       Incorporated herein by
             Savings and Thrift Plan.            reference to Registration No.
                                                 33-57867.

   10(k)*    Southern National Corporation       Incorporated herein by
             1995 Omnibus Stock Incentive        reference to Southern National
             Plan.                               Corporation's definitive Proxy
                                                 Statement for the 1995 Annual
                                                 Meeting of Shareholders, dated
                                                 April 21, 1995.

   10(l)*    Form of Branch Banking and Trust    Incorporated by reference to
             Company Long-Term Incentive Plan.   the identified exhibit under
                                                 Southern National
                                                 Corporation's (as successor to
                                                 BB&T Financial Corporation)
                                                 Form 10-Q, filed May 14, 1991.

   10(m)*    Form of Branch Banking and Trust    Incorporated by reference to
             Company Executive Incentive         the identified exhibit under
             Compensation Plan.                  Southern National
                                                 Corporation's (as successor to
                                                 BB&T Financial Corporation)
                                                 Form 10-K, filed February 22,
                                                 1985.

   10(n)*    Form of BB&T Financial              Incorporated by reference to
             Corporation Non-Employee Director   the identified exhibit under
             Stock Option Plan.                  Southern National
                                                 Corporation's (as successor to
                                                 BB&T Financial Corporation)
                                                 Form 10-K, filed March 16,
                                                 1992.

   11        Statement re computation of         Filed herewith.
             earnings per share.

   21        Subsidiaries of the Registrant.     Filed herewith.

   22(a)     Proxy Statement of the 1996         Future filing incorporated by
             Annual Meeting of Shareholders,     reference pursuant to the
             dated April 23, 1996.               General Instructions to Form
                                                 10-K Section 33,251 G(3).

   23(a)     Opinion of Independent Public       Filed herewith on page II-43.
             Accountants.

   23(b)     Consent of Independent Public       Filed herewith.
             Accountants.

   23(c)     Opinion of Independent Public       Filed herewith.
             Accountants on financial
             statement schedule.

   27        Financial Data Schedule.            Filed as an exhibit to the
                                                 electronically-filed document
                                                 as required.

--------
* Management compensatory plan or arrangement.