Form 10-Q
period 1996-03-31
SOUTHERN NATIONAL CORP /NC/
filed 1996-05-14
CIK 92230

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                        For the quarterly period ended:
                                 March 31, 1996
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

                                 (910) 733-2000
              (Registrant's Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (check mark) No
     At April 30, 1996, 103,325,369 shares of the registrant's common stock, $5 par value, were outstanding.
     This Form 10-Q has 19 pages. The Exhibit Index is included on page 16.

                         SOUTHERN NATIONAL CORPORATION
                                   FORM 10-Q
                                 MARCH 31, 1996
                                     INDEX

                                                                                                                       PAGE NO.
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..........................................................................       3
     Consolidated Financial Statements..............................................................................       3
     Notes to Consolidated Financial Statements.....................................................................       7
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................       8
     Analysis of Financial Condition................................................................................       8
     Asset/Liability Management.....................................................................................       9
     Capital Adequacy and Resources.................................................................................      11
     Analysis of Results of Operations..............................................................................      12
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings.........................................................................................      16
  Item 6. Exhibits and Reports on Form 8-K..........................................................................      16
SIGNATURES..........................................................................................................      17
EXHIBIT 11 Computation of Earnings Per Share.
EXHIBIT 27 Financial Data Schedule -- Included with electronically-filed document only.

                                       2

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                                   MARCH 31,     DECEMBER 31,
                                                                                                     1996            1995
                                                                                                    (DOLLARS IN THOUSANDS,
                                                                                                    EXCEPT PER SHARE DATA)
ASSETS
  Cash and due from banks......................................................................   $   656,099    $    582,612
  Interest-bearing bank balances...............................................................           836           1,172
  Federal funds sold and securities purchased under resale agreements or
     similiar arrangements.....................................................................        11,772         118,977
  Securities available for sale................................................................     4,692,489       5,201,344
  Loans held for sale..........................................................................       351,493         245,280
  Securities held to maturity (market value: $147,529 at March 31, 1996, and
     $159,886 at December 31, 1995)............................................................       142,593         153,969
  Loans and leases, net of unearned income.....................................................    13,707,633      13,567,205
     Allowance for loan and lease losses.......................................................      (175,104)       (172,158)
       Loans and leases, net...................................................................    13,532,529      13,395,047
  Premises and equipment, net..................................................................       316,627         312,002
  Other assets.................................................................................       469,688         482,526
       TOTAL ASSETS............................................................................   $20,174,126    $ 20,492,929
LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing deposits.................................................................   $ 1,995,143    $  1,885,725
  Interest-bearing deposits....................................................................    13,168,170      12,798,331
       Total deposits..........................................................................    15,163,313      14,684,056
  Short-term borrowed funds....................................................................     1,565,525       2,491,285
  Long-term debt...............................................................................     1,603,346       1,383,935
  Accounts payable and other liabilities.......................................................       278,861         259,590
       TOTAL LIABILITIES.......................................................................    18,611,045      18,818,866
SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par, 5,000,000 shares authorized, no shares issued and outstanding at
     March 31, 1996, and 733,869 issued and outstanding at December 31, 1995...................            --           3,669
  Common stock, $5 par, 300,000,000 shares authorized, 103,343,520 issued and outstanding at
     March 31, 1996, and 103,357,440 at December 31, 1995......................................       516,718         516,787
  Paid-in capital..............................................................................       158,583         279,204
  Retained earnings............................................................................       892,769         847,550
  Loan to employee stock ownership plan and unvested restricted stock..........................        (3,901)         (4,314)
  Net unrealized (depreciation) appreciation on securities available for sale..................        (1,088)         31,167
       TOTAL SHAREHOLDERS' EQUITY..............................................................     1,563,081       1,674,063
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................................   $20,174,126    $ 20,492,929

          See accompanying notes to consolidated financial statements.
                                       3

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                                    FOR THE THREE MONTHS
                                                                                                            ENDED
                                                                                                          MARCH 31,
                                                                                                    1996             1995
                                                                                                   (DOLLARS IN THOUSANDS,
                                                                                                           EXCEPT
                                                                                                       PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans and leases...................................................        $308,609         $293,379
  Interest and dividends on securities....................................................          74,941           74,602
  Interest on short-term investments......................................................             232              656
     Total interest income................................................................         383,782          368,637
INTEREST EXPENSE
  Interest on deposits....................................................................         140,488          130,134
  Interest on short-term borrowed funds...................................................          27,577           41,059
  Interest on long-term debt..............................................................          22,074           14,623
     Total interest expense...............................................................         190,139          185,816
NET INTEREST INCOME.......................................................................         193,643          182,821
  Provision for loan and lease losses.....................................................          10,500            7,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES.............................         183,143          175,821
NONINTEREST INCOME
  Service charges on deposit accounts.....................................................          25,214           21,270
  Mortgage banking income.................................................................           9,300            5,590
  Trust revenue...........................................................................           4,674            4,280
  General insurance commissions...........................................................           6,189            4,115
  Other nondeposit fees and commissions...................................................          16,910           15,787
  Securities losses, net..................................................................              (8)         (19,845)
  Other noninterest income................................................................           5,388            5,780
     Total noninterest income.............................................................          67,667           36,977
NONINTEREST EXPENSE
  Personnel expense.......................................................................          73,666          124,233
  Occupancy and equipment expense.........................................................          24,963           29,555
  Foreclosed property expense.............................................................             744              700
  Federal deposit insurance expense.......................................................           3,355            8,005
  Other noninterest expense...............................................................          44,218           66,858
     Total noninterest expense............................................................         146,946          229,351
EARNINGS
  Income (loss) before income taxes.......................................................         103,864          (16,553)
  Income tax expense......................................................................          34,254           (4,208)
  Net income (loss).......................................................................          69,610          (12,345)
     Preferred dividend requirements......................................................             610            1,299
     Income (loss) applicable to common shares............................................        $ 69,000         $(13,644)
PER COMMON SHARE
  Net income (loss):
     Primary..............................................................................        $    .67         $   (.13)
     Fully diluted........................................................................        $    .65         $     NM
     Cash dividends declared..............................................................        $    .23         $    .20
AVERAGE SHARES OUTSTANDING
  Primary.................................................................................        102,540,444      103,380,544
  Fully diluted...........................................................................        106,315,683      108,424,625

NM -- not meaningful.
          See accompanying notes to consolidated financial statements.
                                       4

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                                                       RETAINED
                                                    SHARES OF                                          EARNINGS
                                                     COMMON       PREFERRED     COMMON     PAID-IN       AND
                                                      STOCK         STOCK       STOCK      CAPITAL      OTHER*       TOTAL
                                                                             (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1994......................   102,215,032     $ 3,850     $511,075    $285,599    $695,953    $1,496,477
Add (Deduct)
  Net loss......................................            --          --           --          --     (12,345)      (12,345)
  Common stock issued...........................       627,397          --        3,138       6,857          --         9,995
  Redemption of common stock....................      (659,750)         --       (3,299)    (10,561)         --       (13,860)
  Net appreciation on securities available
     for sale...................................            --          --           --          --      45,628        45,628
  Cash dividends declared:
     Common stock...............................            --          --           --          --     (30,298)      (30,298)
     Preferred stock............................            --          --           --          --      (1,299)       (1,299)
  Amortization of unearned stock compensation...            --          --           --          --         418           418
BALANCE, MARCH 31, 1995.........................   102,182,679     $ 3,850     $510,914    $281,895    $698,057    $1,494,716
BALANCE, DECEMBER 31, 1995......................   103,357,440     $ 3,669     $516,787    $279,204    $874,403    $1,674,063
Add (Deduct)
  Net income....................................            --          --           --          --      69,610        69,610
  Common stock issued...........................       623,388          --        3,117      11,364          --        14,481
  Redemption of common stock....................    (4,972,000)         --      (24,860)   (113,980)         --      (138,840)
  Net depreciation on securities available
     for sale...................................            --          --           --          --     (32,255)      (32,255)
  Preferred stock cancellations and
     conversions................................     4,334,692      (3,669)      21,674     (18,005)         --            --
  Cash dividends declared:
     Common stock...............................            --          --           --          --     (23,781)      (23,781)
     Preferred stock............................            --          --           --          --        (610)         (610)
  Amortization of unearned stock compensation...            --          --           --          --         413           413
BALANCE, MARCH 31, 1996.........................   103,343,520     $    --     $516,718    $158,583    $887,780    $1,563,081

* Includes net unrealized appreciation (depreciation) on securities available for sale, unvested restricted stock and loan to employee stock ownership plan.
          See accompanying notes to consolidated financial statements.
                                       5

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                                                            1996          1995
                                                                                                           (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................................................................   $  69,610    $   (12,345)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan and lease losses................................................................      10,500          7,000
    Depreciation of premises and equipment.............................................................       9,416          8,569
    Amortization of intangibles........................................................................       1,776          1,874
    Accretion of negative goodwill.....................................................................      (1,559)        (1,561)
    Amortization of unearned stock compensation........................................................         413            418
    Discount accretion and premium amortization on securities, net.....................................       1,491            591
    Loss (gain) on sales of trading account securities, net............................................           5            (71)
    Loss (gain) on sales of securities, net............................................................           8         19,845
    Loss (gain) on sales of loans and mortgage loan servicing rights, net..............................        (723)           170
    Loss (gain) on disposals of premises and equipment, net............................................        (247)         9,531
    Loss on foreclosed property and other real estate, net.............................................       1,062            559
    Proceeds from sales of trading account securities, net of purchases................................          (5)            71
    Proceeds from sales of loans held for sale.........................................................     310,656         98,263
    Purchases of loans held for sale...................................................................    (107,809)       (20,550)
    Origination of loans held for sale, net of principal collected.....................................    (308,337)       (69,444)
    Decrease (increase) in:
      Accrued interest receivable......................................................................      23,753          7,799
      Other assets.....................................................................................     (11,310)        45,138
    Increase (decrease) in:
      Accrued interest payable.........................................................................      (2,370)         8,373
      Accounts payable and other liabilities...........................................................      40,838         (1,093)
        Net cash provided by operating activities......................................................      37,168        103,137
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale.................................................      23,718        826,326
  Proceeds from maturities of securities available for sale............................................     829,396        364,532
  Purchases of securities available for sale...........................................................    (398,474)    (1,009,237)
  Proceeds from maturities of securities held to maturity..............................................      12,378        104,017
  Purchases of securities held to maturity.............................................................      (1,050)       (38,076)
  Leases made to customers.............................................................................     (12,841)       (10,303)
  Principal collected on leases........................................................................      12,565         11,393
  Loan originations, net of principal collected........................................................    (140,813)      (268,147)
  Purchases of loans...................................................................................      (9,184)        (5,382)
  Proceeds from disposals of premises and equipment....................................................       1,100          3,017
  Purchases of premises and equipment..................................................................     (17,389)       (11,413)
  Proceeds from sales of foreclosed property...........................................................       3,384          2,857
  Proceeds from sales of other real estate held for development or sale................................       2,421            625
  Other, net...........................................................................................          --         (4,688)
        Net cash provided by (used in) investing activities............................................     305,211        (34,479)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.............................................................................     479,257        205,458
  Net decrease in short-term borrowed funds............................................................    (925,760)      (212,163)
  Proceeds from long-term debt.........................................................................     426,657            485
  Repayments of long-term debt.........................................................................    (207,246)        (9,193)
  Net proceeds from common stock issued................................................................      13,890          9,995
  Common stock acquired and retired....................................................................    (138,840)       (14,066)
  Cash dividends paid on common and preferred stock....................................................     (24,391)       (21,746)
        Net cash used in financing activities..........................................................    (376,433)       (41,230)
Net (Decrease) Increase in Cash and Cash Equivalents...................................................     (34,054)        27,428
CASH AND CASH EQUIVALENTS at Beginning of Period.......................................................     702,761        671,777
CASH AND CASH EQUIVALENTS at End of Period.............................................................   $ 668,707    $   699,205
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest...........................................................................................   $ 192,509    $   179,306
    Income taxes.......................................................................................         223         10,259
  Noncash financing and investing activities:
    Transfer of loans to foreclosed property...........................................................       2,291          2,603
    Common stock issued upon conversion of debentures..................................................          --             35
    Transfer of fixed assets to other real estate owned................................................       2,495             --
    Securitization of mortgage loans...................................................................          --         53,540

          See accompanying notes to consolidated financial statements.
                                       6

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)
A. BASIS OF PRESENTATION
     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of Southern National Corporation and subsidiaries ("Southern National" or "SNC") as of March 31, 1996 and December 31, 1995; the consolidated statements of income for the three months ended March 31, 1996 and 1995; the consolidated statements of changes in shareholders' equity for the three months ended March 31, 1996 and 1995; and the consolidated statements of cash flows for the three months ended March 31, 1996 and 1995.

     The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in Southern National's latest annual report on Form 10-K should also be referred to in connection with the reading of these unaudited interim consolidated financial statements.

     Certain amounts for 1995 have been reclassified to conform with statement presentations for 1996. The reclassifications have no effect on shareholders' equity or net income as previously reported. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
B. NATURE OF OPERATIONS
     Southern National is a multi-bank holding company headquartered in Winston-Salem, North Carolina. Southern National conducts its operations in North Carolina, South Carolina and Virginia primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. The commercial banking subsidiaries provide a wide range of traditional banking services for retail and commercial customers, including small and mid-size businesses, public agencies and local governments, trust companies and individuals. Substantially all of Southern National's loans are to businesses and individuals in the Carolinas. Subsidiaries of the commercial banks offer lease financing to commercial businesses and municipal governments; investment alternatives, including discount brokerage services, annuities, mutual funds and government and municipal bonds; life and property and casualty insurance on an agency basis; and insurance premium financing.
C. NEW ACCOUNTING PRONOUNCEMENTS
     During 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and to be disposed of. The statement requires such assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any resulting impairment loss is required to be reported in the period in which the recognition criteria are first applied and met. Southern National adopted the provisions of the statement on January 1, 1996. The implementation did not have a material impact on the consolidated financial position or consolidated results of operations.

     In October of 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based compensation plans. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages the adoption of that method of accounting. However, the statement also allows entities to continue to account for such plans under Accounting Principles Board ("APB") Opinion No. 25. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in the statement had been applied. Southern National adopted the statement effective January 1, 1996 and elected to continue to account for stock-based compensation plans under the provisions of Opinion No. 25. Therefore, the implementation of the statement did not have an impact on Southern National's consolidated financial position or consolidated results of operations.
                                       7

D. MERGERS AND ACQUISITIONS
     On March 29, 1996, Southern National announced plans to acquire Regional Acceptance Corporation of Greenville, N.C., ("Regional") in a stock transaction to be accounted for under the pooling-of-interests method of accounting. Regional's shareholders will receive .3929 shares of Southern National stock for each share of Regional stock held. The exchange ratio is fixed between Southern National stock prices of $26 and $30, with an adjustment provision within an outer collar of $24 and $32. Southern National will issue approximately 6,040,000 shares of common stock. Regional, which specializes in indirect financing for consumer purchases of mid-model and late-model used automobiles, operates 27 branch offices in North Carolina, South Carolina, Tennessee and Virginia.
E. SUPPLEMENTAL CASH FLOW INFORMATION
     During the first quarter of 1996, Southern National redeemed all outstanding shares of Convertible Preferred Stock. All holders of the preferred stock elected to convert their shares to shares of Southern National common stock. This transaction, a noncash financing activity, resulted in the conversion of 733,869 shares of preferred stock into 4,334,692 shares of common stock.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        ANALYSIS OF FINANCIAL CONDITION
     Southern National's total assets at March 31, 1996 were $20.2 billion, a $318.8 million decrease from the balance at December 31, 1995. The primary components of the decrease were securities available for sale, which fell 508.9 million, or 9.8%, and Federal funds sold and other interest-earning assets, which declined $107.5 million. These decreases were offset by modest growth in loans and leases, including loans held for sale, of $246.6 million, or 7.2% on an annualized basis. Growth in loans was slowed by three significant first quarter developments. First, Southern National is continuing the process of integrating the credit administrations from the separate banks. Second, the inclement weather of the first quarter slowed general economic activity in Southern National's market area. Third, management made a conscious decision in 1995 not to pursue long-term fixed-rate commercial loans which were being priced with low profit margins. Instead, Southern National placed more emphasis on quality and pricing. This effort resulted in lower volume than in prior quarters, however, management believes that this approach will generate greater profitability throughout 1996. Management has also implemented a new incentive program which is expected to provide increased origination volume. Growth rates were also affected by loan securitizations in 1995. During the first quarter of 1995, a total of $53.5 million of loans were securitized. On average for the quarter, $35.7 million of loans were securitized. While there were no such securitizations during the first quarter of 1996, management anticipates securitizing an additional $800 million of loans during the second and third quarters of 1996.
     Long-term debt rose $219.4 million compared to December 31, 1995, primarily as a result of increases in Federal Home Loan Bank ("FHLB") advances. This growth was more than offset by a $925.8 million reduction in short-term borrowed funds compared to the year end 1995. The significant reduction in short-term borrowed funds was made possible using funds obtained through the runoff of U.S. Treasuries in the investment portfolio, as discussed below.
     At March 31, 1996, securities available for sale had unrealized depreciation, after tax, of $1.1 million compared to unrealized appreciation, after tax, of $31.2 million at December 31, 1995. The taxable equivalent yield on the securities portfolio during the first quarter was 6.50%, up from 6.32% for the fourth quarter of 1995. During the fourth quarter of 1995, Southern National began to reshape the balance sheet by changing the mix of investments held. The change in mix was undertaken to improve the overall interest yield of the securities portfolio. This effort continued into the first quarter of 1996. Lower-yielding U.S. Treasuries, which matured during the quarter, were not reinvested in similar securities because many such securities have yields below the current Federal funds rate and the advantages these investments provided in prior years through reduced state taxes are currently less beneficial to Southern National. The proceeds from these maturities were used primarily to pay down short-term borrowed funds.
     Total deposits increased by $479.3 million from the balance at December 31, 1995. Southern National, as well as many other financial institutions, is experiencing a trend of slower deposit growth because of competition for deposits from various non-financial institution sources. However, because of increased emphasis on demand deposits, Southern National had stronger growth during the first quarter than at any time during 1995. Noninterest-bearing demand deposits increased $109.4 million, or 5.8% (23.3% on an annualized basis) during the first quarter of 1996. Slower deposit growth during 1995 caused management to rely more heavily on nondeposit funding sources, such as FHLB advances. The improved deposit growth
                                       8
during the first quarter contributed to the reduction in short-term borrowed funds. This reduction should provide more stability for the net interest margin. ASSET QUALITY
     Nonperforming assets were $72.4 million at March 31, 1996, compared to $71.2 million at December 31, 1995. The allowance for losses as a percentage of loans and leases was 1.25% and nonperforming assets as a percentage of loan-related assets were .51% at both March 31, 1996 and December 31, 1995. Certain asset quality measures deteriorated somewhat during the third quarter of 1995 and have remained steady. The increase in nonperforming assets and the corresponding increase in net charge-offs reflects a reorganization of the collections function which resulted from the merger of Southern National and BB&T Financial Corporation. Also, Southern National's asset quality ratios have been unusually strong compared to historic norms. Increases in net charge-offs to a more normalized level have been expected by management as segments of the overall economy softened during 1995. Loans 90 days or more past due and still accruing interest were $28.2 million compared to a prior year-end balance of $29.1 million. Management does not anticipate a material change in asset quality levels during 1996.
     The provision for loan and lease losses in the first three months of 1996 was $10.5 million compared to $7.0 million in the first three months of 1995. The increase in the provision reflects higher net charge-offs during 1996 compared to 1995. Asset quality statistics relevant to the last five calendar quarters are presented in the accompanying table.
                             ASSET QUALITY ANALYSIS

                                                                    3/31/96     12/31/95    9/30/95     6/30/95     3/31/95
                                                                                     (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN & LEASE LOSSES
  Beginning balance..............................................   $172,158    $174,069    $176,175    $174,189    $171,734
  Provision for loan and lease losses............................     10,500      10,400       7,000       7,000       7,000
  Net charge-offs................................................     (7,554)    (12,311)     (9,106)     (5,014)     (4,545)
     Ending balance..............................................   $175,104    $172,158    $174,069    $176,175    $174,189
RISK ASSETS
  Nonaccrual loans and leases....................................   $ 64,796    $ 61,489    $ 62,763    $ 48,927    $ 48,451
  Foreclosed real estate.........................................      4,938       6,868       6,981       8,759      11,239
  Other foreclosed property......................................      2,662       2,817       2,717       1,518         691
     Nonperforming assets........................................   $ 72,396    $ 71,174    $ 72,461    $ 59,204    $ 60,381
  Loans 90 days or more past due and still accruing..............   $ 28,249    $ 29,094    $ 26,909    $ 30,335    $ 21,653
ASSET QUALITY RATIOS
Nonaccrual loans and leases as a percentage of total loans
  and leases.....................................................        .46%        .45%        .45%        .36%        .36%
Nonperforming assets as a percentage of:
  Total assets...................................................        .36         .35         .35         .29         .30
  Loans and leases plus foreclosed property......................        .51         .51         .52         .43         .45
Net charge-offs as a percentage of average loans and leases......        .22         .35         .26         .15         .14
Allowance for loan and lease losses as a percentage of loans
  and leases.....................................................       1.25        1.25        1.24        1.28        1.30
Ratio of allowance for loan and lease losses to:
  Net charge-offs................................................       5.76x       3.52x       4.82x       8.76x       9.45x
  Nonaccrual loans and leases....................................       2.70        2.80        2.77        3.60        3.60

     All items referring to loans and leases include loans held for sale and are net of unearned income. Certain prior quarter balances have been adjusted to reflect the adoption of SFAS No. 122, "Accounting for Mortgage Sevicing Rights." Applicable ratios are annualized.
                           ASSET/LIABILITY MANAGEMENT
     Asset/liability management activities are designed to assure liquidity and, through the management of Southern National's interest sensitivity position, to manage the impact of interest rate fluctuations on net interest income. It is the
                                       9
responsibility of the Asset/Liability Management Committee ("ALCO") to set policy guidelines and to establish long-term strategies with respect to interest rate exposure and liquidity. The ALCO meets regularly to review Southern National's interest rate and liquidity risk exposures in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to assure that the potential impact on earnings and liquidity is within established parameters.
     A prime objective in interest rate risk management is the avoidance of wide fluctuations in net interest income through balancing the impact of changes in interest rates on interest-sensitive assets and interest-sensitive liabilities. Management uses Interest Sensitivity Simulation Analysis to measure the interest rate sensitivity of earnings.
     Balance sheet repositioning is the most efficient and cost-effective means of managing interest rate risk and is accomplished through strategic pricing of asset and liability accounts. The expected result of strategic pricing is the development of appropriate maturity and repricing streams in those accounts to produce consistent net income during adverse interest rate environments. The ALCO monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk on the balance sheet. These portfolios are analyzed for proper fixed-rate and variable-rate "mixes" given a specific interest rate outlook.
     Management has established parameters for asset/liability management which proscribe a maximum impact on net interest income of 3% for a 150 basis point change over six months from the most likely interest rate scenario, and no more than a maximum 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings. At March 31, 1996, these interest rate scenarios would not have a significant impact on Southern National's earnings.
DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
     Interest rate volatility often increases to the point that balance sheet repositioning through the use of account repricing and other on-balance sheet strategies cannot occur rapidly enough to avoid adverse net income effects. At those times, off-balance sheet or synthetic hedges are utilized. Management uses interest rate swaps, caps and floors to supplement balance sheet repositioning. Such products are designed to move the interest sensitivity of the corporation toward a neutral position.
     Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to transform the repricing characteristics of an asset or liability from a fixed to a floating rate, a floating rate to a fixed rate, or one floating rate to another floating rate. The underlying principal positions are not affected. Swap terms generally range from one year to ten years depending on need. At March 31, 1996, interest rate swaps with a total notional value of $651.0 million, and terms of up to seven years, were outstanding.
                                       10

     The following tables set forth certain information concerning Southern National's interest rate swaps at March 31, 1996:
                              INTEREST RATE SWAPS
                                 MARCH 31, 1996

                                                                            NOTIONAL       RECEIVE        PAY          UNREALIZED
TYPE                                                                         AMOUNT         RATE          RATE       GAINS (LOSSES)
                                                                                            (DOLLARS IN THOUSANDS)
Receive fixed swaps.....................................................    $  75,000         7.43%         5.82%       $    574
Pay fixed swaps.........................................................      326,009          5.49          5.54           (516)
Basis swaps.............................................................      250,000          5.60          5.51         (3,020)
Total...................................................................    $ 651,009         5.76%         5.56%       $ (2,962)
                                                                             RECEIVE      PAY FIXED      BASIS
YEAR-TO-DATE ACTIVITY                                                      FIXED SWAPS      SWAPS        SWAPS           TOTAL
Balance, December 31, 1995..............................................    $ 140,000     $ 353,413     $ 250,000       $743,413
Additions...............................................................           --            --            --             --
Maturities/amortizations................................................      (65,000)      (27,404)           --        (92,404)
Terminations............................................................           --            --            --             --
Balance, March 31, 1996.................................................    $  75,000     $ 326,009     $ 250,000       $651,009
                                                                                           ONE TO
                                                                            ONE YEAR        FIVE       AFTER FIVE
MATURITY SCHEDULE*                                                           OR LESS        YEARS        YEARS           TOTAL
Receive fixed swaps.....................................................    $  15,000     $  60,000     $      --       $ 75,000
Pay fixed swaps.........................................................       20,012       301,422         4,575        326,009
Basis swaps.............................................................           --       250,000            --        250,000
Total...................................................................    $  35,012     $ 611,422     $   4,575       $651,009

     *Maturities are based on full contract extensions.
     As of March 31, 1996, there was no unearned income or deferred premiums from new swap transactions. Deferred losses from terminated swap transactions were $1.1 million. The deferred losses will be recognized in the next year. The combination of active and terminated transactions resulted in expense of $237,000 during the first quarter of 1996.
     In addition to interest rate swaps, Southern National utilizes written covered over-the-counter call options on specific securities in the available-for-sale portfolio in order to enhance returns. Option fee income was $295,000 for the first quarter of 1996. There were no unexercised options on securities outstanding at March 31, 1996.
     Southern National also utilizes purchased over-the-counter put options in its mortgage banking activities to hedge the mortgage pipeline. During 1996, options with a par value of $60.0 million were purchased and remained outstanding at March 31, 1996.
                         CAPITAL ADEQUACY AND RESOURCES
     The maintenance of appropriate levels of capital is a management priority. Capital adequacy is monitored on an ongoing basis by management. Southern National's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide future growth and compliance with all regulatory standards.
     Total shareholders' equity was $1.56 billion at March 31, 1996 and $1.67 billion at December 31, 1995. As a percentage of total assets, total shareholders' equity was 7.7% at March 31, 1996, down from 8.2% at December 31, 1995. Southern National's book value per common share at March 31, 1996 was $15.13, versus $15.52 at December 31, 1995. Average shareholders' equity as a percentage of average assets was 8.1% for the three months ended March 31, 1996 and 8.0% for the three months ended December 31, 1995.
     Tier 1 and total risk-based capital ratios at March 31, 1996 were 12.1% and 13.4%, respectively. The leverage ratio was 7.6% at the end of the first quarter. The comparable ratios at the end of 1995 were 13.0%, 14.3% and 7.8%, respectively. These capital ratios measure the capital to risk-weighted assets and off-balance sheet items as defined by Federal Reserve
                                       11

Board ("FRB") guidelines. An 8.00% minimum of total capital to risk-weighted assets is required. One-half of the 8.00% minimum must consist of tangible common shareholders' equity (Tier 1 capital) under regulatory guidelines. The leverage ratio, established by the FRB, measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.00%.
     The declines in certain capital ratios reflect the impact of a common stock repurchase plan which was undertaken to facilitate the conversion of all of Southern National's preferred stock outstanding. On January 11, 1996, Southern National announced that these shares would be used in the anticipated conversion of the preferred stock which was redeemed on March 29, 1996, at the price of $104.05 per share. Each share of preferred stock was convertible into 5.9068 shares of common stock.
                            CAPITAL ADEQUACY RATIOS

                                                                                 1996                        1995
                                                                                 FIRST     FOURTH      THIRD     SECOND      FIRST
                                                                                QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
Average equity to average assets.............................................     8.07%      8.05%      7.71%      7.61%      7.60%
Equity to assets at period end...............................................     7.75       8.17       7.77       7.60       7.51
Risk-based capital ratios:
  Tier 1 capital.............................................................     12.1       13.0       12.0       11.3       11.5
  Total capital..............................................................     13.4       14.3       13.3       12.6       12.7
Leverage ratio...............................................................      7.6        7.8        7.5        7.4        7.3

                       ANALYSIS OF RESULTS OF OPERATIONS
     Southern National had net income for the first three months of 1996 totaling $69.6 million, compared to a net loss of $12.3 million during the first three months of 1995. On a fully diluted per share basis, earnings for the three months ended March 31, 1996 were $.65, compared to a loss of $.13 for the same period in 1995. The loss in the prior year was caused by approximately $70.5 million in after-tax nonrecurring charges and securities losses related to the merger between Southern National and BB&T. Excluding nonrecurring items from the prior year, Southern National's net income would have increased 19.6%, or $11.4 million.
NET INTEREST INCOME
     Net interest income on a fully taxable equivalent ("FTE") basis was $201.7 million for the first three months of 1996 compared to $190.3 million for the same period in 1995, a 6.0% increase. This increase resulted primarily from changes in volumes. Average interest-earning assets increased $220.7 million, or 1.2%, to a balance of $18.9 billion, while average interest-bearing liabilities increased by only $25.7 million. This asset growth was funded by a $112.1 million increase in average demand deposits. Southern National also experienced positive development in the net interest margin, which increased from 4.14% to 4.28%. The increase in margin was caused primarily by a 45 basis point increase in yields from securities, combined with a 55 basis point decrease in rates paid on short-term borrowed funds and a 68 basis point decrease in rates paid on long-term debt. These fluctuations reflect the restructuring of the securities portfolio discussed above as well as reductions in short-term interest rates by the Federal Reserve.
     Hedging strategies have been used in the past and will be utilized in the future to reduce sensitivity to interest rate movements. See "ASSET/LIABILITY MANAGEMENT" for additional discussion of hedging strategies.
                                       12

                  NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                                                                                        CHANGE
                                               AVERAGE BALANCES        YIELD/RATE      INCOME/EXPENSE       INCREASE    DUE TO
         FULLY TAXABLE EQUIVALENT             1996          1995       1996   1995     1996       1995     (DECREASE)    RATE
                                                                          (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
  U.S. Treasury, government and other
    (5)................................... $ 4,796,925   $ 5,201,895   6.45%  5.94%  $ 76,885   $ 76,230    $    655    $ 6,882
  States and political subdivisions.......     161,018       180,325   9.20   8.89      3,705      4,006        (301)       137
    Total securities (5)..................   4,957,943     5,382,220   6.50   6.05     80,590     80,236         354      7,019
Other earning assets (2)..................      17,560        46,815   5.59   5.68        244        656        (412)        (5)
Loans and leases, net of unearned income
  (1)(3)(4)(5)............................  13,878,078    13,203,804   9.00   9.07    311,016    295,197      15,819     (2,097)
    Total earning assets..................  18,853,581    18,632,839   8.34   8.19    391,850    376,089      15,761      4,917
    Non-earning assets....................   1,152,516     1,149,380
      TOTAL ASSETS........................ $20,006,097   $19,782,219
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  Savings and interest checking
    deposits.............................. $ 3,188,972   $ 3,172,684   1.93   2.32     15,269     18,153      (2,884)    (3,129)
  Money market deposits...................   1,348,224     1,811,143   3.53   3.40     11,829     15,204      (3,375)       669
  Time deposits...........................   8,169,118     7,596,786   5.58   5.17    113,390     96,777      16,613      8,975
    Total interest-bearing deposits.......  12,706,314    12,580,613   4.45   4.20    140,488    130,134      10,354      6,515
Short-term borrowed funds.................   2,108,860     2,866,363   5.26   5.81     27,577     41,059     (13,482)    (3,303)
Long-term debt............................   1,511,577       905,484   5.87   6.55     22,074     14,623       7,451     (1,658)
    Total interest-bearing liabilities....  16,326,751    16,352,460   4.68   4.61    190,139    185,816       4,323      1,554
    Demand deposits.......................   1,798,323     1,686,262
    Other liabilities.....................     265,912       239,861
    Shareholders' equity..................   1,615,111     1,503,636
  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY................................ $20,006,097   $19,782,219
Average interest rate
  spread..................................                             3.66   3.58
Net yield on earning assets...............                             4.28%  4.14%  $201,711   $190,273    $ 11,438    $ 3,363
Taxable equivalent adjustment.............                                           $  8,068   $  7,452
         FULLY TAXABLE EQUIVALENT            VOLUME
                                           <
ASSETS
Securities (1):
  U.S. Treasury, government and other
    (5)...................................  $ (6,227)
  States and political subdivisions.......      (438)
    Total securities (5)..................    (6,665)
Other earning assets (2)..................      (407)
Loans and leases, net of unearned income
  (1)(3)(4)(5)............................    17,916
    Total earning assets..................    10,844
    Non-earning assets....................
      TOTAL ASSETS........................
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  Savings and interest checking
    deposits..............................       245
  Money market deposits...................    (4,044)
  Time deposits...........................     7,638
    Total interest-bearing deposits.......     3,839
Short-term borrowed funds.................   (10,179)
Long-term debt............................     9,109
    Total interest-bearing liabilities....     2,769
    Demand deposits.......................
    Other liabilities.....................
    Shareholders' equity..................
  TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY................................
Average interest rate
  spread..................................
Net yield on earning assets...............  $  8,075
Taxable equivalent adjustment.............

     (1) Yields related to securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis using statutory tax rates in effect for the periods presented.
     (2) Includes federal funds sold and securities purchased under resale agreements or similar arrangements.
     (3) Loan fees, which are not material for the periods shown, are included for rate calculation purposes.
     (4) Nonaccrual loans have been included in the average balances.
     (5) Includes assets which were held for sale or available for sale at amortized cost.
NONINTEREST INCOME
     Noninterest income for the three months ended March 31, 1996 was $67.7 million, compared to $37.0 million for the same period in 1995. Securities losses of $19.8 million recorded in the first quarter of 1995 were the primary factor contributing to the increase in income. Southern National also experienced positive development in service charges on deposits, mortgage banking activities, general insurance commissions and trust revenues. The percentage of total revenues, calculated as net interest income plus noninterest income excluding securities gains or losses, derived from noninterest (fee-based) income for the three months ended March 31, 1996 was 25.9%, up from 23.7% for the first quarter of 1995. Management anticipates continued strong growth in noninterest income because of enhanced revenues made available from the Southern National/BB&T merger. Also, management expects to implement new fees on automatic teller machines which are expected to provide an additional $6.0 million in fee income on an annual basis, with no additional expenses.
     Service charges on deposits grew for the first three months in 1996 compared to 1995, increasing by $3.9 million, or 18.5%. The primary factor contributing to the significant growth in service charges on deposits was increased fees during 1996. The most significant increases involved commercial account analysis income and overdraft charges. Additionally,
                                       13
rising interest rates during 1995 negatively affected service charges on deposit accounts by increasing the earnings credit used in service charge computations.
     Trust revenues grew 9.2% to $4.7 million for the three months ended March 31,1996. For the first quarter of 1995, trust services income totaled $4.3 million. Management anticipates that trust revenues will accelerate during the year.
     Southern National also realized substantial growth in general insurance commissions, up $2.1 million, or 50.4%, compared to the first three months of 1995. The growth in general insurance commissions resulted from unusually large commissions on contingency policies and earnings from sales of life insurance contracts. This high rate of growth is expected to return to a more normalized level for the remainder of 1996.
     Mortgage banking activities increased 66.4%, or $3.7 million, for the three months ended March 31, 1996 compared to the same period in 1995. This increase resulted from significant gains on the sale of mortgage loans during the first quarter of 1996.
     Other nondeposit fees and commissions increased by $1.1 million to a level of $16.9 million in 1996 compared with $15.8 million for the first three months of 1995. Major sources of nondeposit fees and commissions generating the increase were bankcard income, up $958,000 from the prior year balance and international income, up $260,000 over the prior year.
     Other income decreased $392,000, or 6.8%, through the first three months of 1996.
NONINTEREST EXPENSE
     Noninterest expense was $146.9 million for the first three months of 1996 compared to $229.4 million for the same period a year ago. The merger-related accruals and expenses discussed above led to an elevated level of noninterest expense in the first three months of 1995. These items included $83.4 million of pretax nonrecurring charges which primarily affected personnel expense, occupancy and equipment expense and other noninterest expense.
     Excluding nonrecurring charges, personnel expense, the largest component of noninterest expense, increased from $73.6 million for the first three months of 1995 to $73.7 million for the same period in 1996. This steady level of personnel expense reflects efficiencies of scale accomplished as a result of the Southern National/BB&T merger. The nonrecurring charges discussed above contributed $50.6 million to total personnel costs during the first three months of 1995 in the form of severance pay, termination of employment contracts, early retirement packages and related benefits.
     Occupancy and equipment expense, excluding nonrecurring charges, for the three months ended March 31, 1996 increased $2.2 million, or 9.9%, compared to 1995. On-going depreciation of property and equipment purchased in connection with implementing the merger is a major component of the increase. The $6.8 million in nonrecurring charges relating to branch closings and the consolidation of bank operations and systems associated with the merger had a significant impact on the total occupancy and equipment expense in the prior year.
     Federal deposit insurance expense decreased $4.7 million, or 58.1%, for the three months ended March 31, 1996, compared to the same period in the prior year as a result of a reduction in insurance premiums charged by the FDIC for deposit insurance. Because of the recapitalization of the Bank Insurance Fund ("BIF"), the FDIC eliminated the insurance premium on FDIC-insured deposits. For the first three months of last year, this premium was calculated as $.23 per $100 of estimated insured deposits.
     In late 1995, proposed legislation was passed in Congress that contained provisions to recapitalize the Savings Association Insurance Fund ("SAIF"). However, the President vetoed the proposed legislation on December 6, 1995, for reasons unrelated to the SAIF recapitalization issue. The legislation included provisions for a one-time special assessment, as determined by the FDIC, on SAIF-assessable deposits of insured depository institutions in an amount adequate to cause the SAIF to achieve its specific designated reserve ratio of 1.25%, which would have called for a special assessment in the range of $.80 per $100 of insured deposits for SAIF institutions.
     Under the vetoed legislation, the special assessment would have been applied to the amount of SAIF-assessable deposits held as of March 31, 1995. The SAIF-assessable deposits of BB&T-NC and BB&T-SC as of March 31, 1995 totaled approximately $4.3 billion and $1.5 billion, respectively. Under the vetoed legislation, BB&T-NC would have received a 20% discount on the assessment, because the bank's SAIF-assessable deposits were less than 50% of its total assessable deposits as of June 30, 1995. The pretax impact on Southern National of a one-time assessment of the type included in the vetoed legislation would not have exceeded $41.0 million. The vetoed legislation contained additional provisions that, among other
                                       14
things, would have required BIF member institutions to share pro rata in the obligations of SAIF members for certain government bonds.
     Although the SAIF-recapitalization provisions discussed in the preceding paragraphs were included in legislation that was vetoed and therefore have not been enacted into law, similar provisions may be considered and included in other legislation later in 1996. The final form of the legislation, including whether the legislation will contain some or all of the provisions discussed above, cannot be determined with certainty at this time. Similarly, the date of passage of the final form of any such legislation cannot be determined with certainty at this time. In the event that the SAIF is recapitalized pursuant to any such legislation, it is expected that future assessment rates applicable to SAIF-assessable deposits would be reduced.
     Excluding $25.2 million in nonrecurring charges which were recorded in the first quarter of last year, other noninterest expenses increased $3.4 million, or 8.1%. This increase was driven by increases in advertising, up $1.6 million, and other charge-offs, up $2.1 million.
     Southern National's efficiency ratio improved to 54.3% for the first quarter of 1996 compared to 58.8%, excluding nonrecurring charges, for the same period in 1995.
PROVISION FOR INCOME TAXES
     The provision for income taxes increased to $34.3 million for the first quarter of 1996 compared to a tax benefit of $4.2 million recorded in the first quarter of 1995 which resulted from the net loss. Excluding the impact of the nonrecurring charges recorded in 1995, the income tax provision increased $5.8 million, or 20.4%, because of higher pretax earnings. Effective tax rates were 33.0% and 32.8%, for the three months ended March 31, 1996 and 1995, respectively.
                             PROFITABILITY MEASURES

                                                                                 1996                        1995
                                                                                 FIRST     FOURTH      THIRD     SECOND      FIRST
                                                                                QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
Return on average assets.....................................................     1.40%      1.36%     1.20%       1.15%      (.25)%
Return on average common equity..............................................    17.86      17.35      16.00      15.48      (3.87)
Net interest margin..........................................................     4.28       4.07       3.95       4.06       4.14
Efficiency ratio (taxable equivalent)*.......................................     54.3       53.2       54.5       57.9       58.8

* Excludes securities gains (losses) and foreclosed property expense for all periods and nonrecurring items totaling $83,393 for the first quarter of 1995, $3,458 for the second quarter of 1995 and $6,117 for the third quarter of 1995.
                                       15

                           PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The nature of the business of Southern National's banking subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of Southern National are involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that the liabilities arising from these proceedings will not have a materially adverse effect on the consolidated financial position or consolidated results of operations of Southern National.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
     (a) Exhibit 11 -- "Computation of Earnings Per Share" is included herein.
     (b) Exhibit 27 -- "Financial Data Schedule" is included in the electronically-filed document as required.
     (c) Southern National filed a Form 8-K under Item 5 on April 15, 1996 to report the results of operations and financial condition as of March 31, 1996. Southern National filed a Form 8-K under Item 5 on May 3, 1996 to report the plans to acquire Regional Acceptance Corporation.
                                       16

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                         SOUTHERN NATIONAL CORPORATION
                                         (Registrant)
Date: May 14, 1996                       By: /s/         SCOTT E. REED
                                           SCOTT E. REED, SENIOR EXECUTIVE VICE
                                                        PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER
Date: May 14, 1996                       By: /s/       SHERRY A. KELLETT
                                             SHERRY A. KELLETT, EXECUTIVE VICE
                                                      PRESIDENT AND
                                             CONTROLLER (PRINCIPAL ACCOUNTING
                                                        OFFICER)
                                       17