Form 10-Q
period 1996-06-30
SOUTHERN NATIONAL CORP /NC/
filed 1996-08-14
CIK 92230

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

                                   ---------

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        For the quarterly period ended:
                                 JUNE 30, 1996

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

                                   ---------

         Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [CHECK MARK HERE]   No
                                               -----------------      ---

At July 31, 1996, 102,969,985 shares of the registrant's common stock, $5 par value, were outstanding.
                                   ---------


    This Form 10-Q has 25 pages.  The Exhibit Index is included on page 23.

===============================================================================

                         SOUTHERN NATIONAL CORPORATION
                                   FORM 10-Q
                                 June 30, 1996


                                     INDEX

                                                                        Page No.
- --------------------------------------------------------------------------------

Part I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)                             1

              Consolidated Financial Statements                            1

              Notes to Consolidated Financial Statements                   5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8

              Analysis of Financial Condition                              8

              Asset/Liability Management                                  10

              Capital Adequacy and Resources                              13

              Analysis of Results of Operations                           15


Part II.  OTHER INFORMATION                                               23

     Item 1.  Legal Proceedings                                           23

     Item 4.  Submission of Matters to a Vote
              of Security Holders                                         23

     Item 6.  Exhibits and Reports on Form 8-K                            23


SIGNATURES

EXHIBIT 4.1  Senior Indenture (including form of
             Senior Debt Security), between Southern National
             Corporation and State Street Bank and Trust Company, as Trustee, dated as of May 24, 1996.

EXHIBIT 4.2  Subordinated Indenture (including form of
             Subordinated Debt Security), between Southern National Corporation and State Street Bank and Trust Company, as Trustee, dated as of May 24, 1996.

EXHIBIT 11   Computation of Earnings Per Share

EXHIBIT 27 Financial Data Schedule - Included with electronically-filed document only.

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                                                June 30,      December 31,
                                                                                                  1996            1995
                                                                                              ------------   --------------
Assets
        Cash and due from banks                                                              $    571,872   $      582,612
        Interest-bearing deposits with banks                                                          599            1,172
        Federal funds sold and securities purchased under resale agreements or
                similiar arrangements                                                              21,610          118,977
        Securities available for sale                                                           5,127,899        5,201,344
        Securities held to maturity (market value: $137,087 at June 30, 1996,
                and $159,886 at December 31, 1995)                                                133,953          153,969
        Loans held for sale                                                                       293,814          245,280
        Loans and leases, net of unearned income                                               13,687,664       13,567,205
                Allowance for loan and lease losses                                              (177,195)        (172,158)
                                                                                              ------------   --------------
                        Loans and leases, net                                                  13,510,469       13,395,047
                                                                                              ------------   --------------
        Premises and equipment, net                                                               321,151          312,002
        Other assets                                                                              574,770          482,526
                                                                                              ------------   --------------
                        Total assets                                                         $ 20,556,137   $   20,492,929
                                                                                              ============   ==============
Liabilities and Shareholders' Equity
        Noninterest-bearing demand deposits                                                  $  1,946,849   $    1,885,725
        Savings and interest checking                                                           1,476,271        1,591,488
        Money rate savings                                                                      3,046,621        3,049,810
        Other time deposits                                                                     8,520,943        8,157,033
                                                                                              ------------   --------------
                        Total deposits                                                         14,990,684       14,684,056

        Short-term borrowed funds                                                               1,785,553        2,491,285
        Long-term debt                                                                          1,955,559        1,383,935
        Accounts payable and other liabilities                                                    247,090          259,590
                                                                                              ------------   --------------
                        Total liabilities                                                      18,978,886       18,818,866
                                                                                              ------------   --------------
Shareholders' equity:

        Preferred stock, $5 par, 5,000,000 shares authorized, none issued and
          outstanding at June 30, 1996, 733,869 issued and outstanding at December 31, 1995            --            3,669
        Common stock, $5 par, 300,000,000 shares authorized, 103,430,150 issued and outstanding at June 30, 1996, and 103,357,440 at
          December 31, 1995                                                                       517,151          516,787
        Paid-in capital                                                                           158,572          279,204
        Retained earnings                                                                         938,708          847,550
        Loan to employee stock ownership plan and unvested restricted stock                        (3,566)          (4,314)
        Net unrealized (depreciation) appreciation on securities available for sale               (33,614)          31,167
                                                                                              ------------   --------------
                        Total shareholders' equity                                              1,577,251        1,674,063
                                                                                              ------------   --------------
                        Total liabilities and shareholders' equity                           $ 20,556,137   $   20,492,929
                                                                                              ============   ==============

         See accompanying notes to consolidated financial statements.

                SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                     For the Three Months Ended            For the Six Months Ended
                                                               June 30,                             June 30,
                                                 ----------------------------------    --------------------------------
                                                      1996                1995              1996             1995
                                                 --------------      --------------    --------------    --------------
Interest Income
        Interest and fees on loans and leases    $      312,355      $      309,680    $      620,964    $      603,059
        Interest and dividends on securities             76,380              79,684           151,321           154,286
        Interest on short-term investments                  144                 733               376             1,389
                                                 --------------      --------------    --------------    --------------
             Total interest income                      388,879             390,097           772,661           758,734
                                                 --------------      --------------    --------------    --------------


Interest Expense
        Interest on deposits                            136,870             142,180           277,358           272,314
        Interest on short-term borrowed funds            25,409              48,194            52,986            89,253
        Interest on long-term debt                       25,762              14,761            47,836            29,384
                                                 --------------      --------------    --------------    --------------
             Total interest expense                     188,041             205,135           378,180           390,951
                                                 --------------      --------------    --------------    --------------

Net Interest Income                                     200,838             184,962           394,481           367,783
        Provision for loan and lease losses              12,000               7,000            22,500            14,000
                                                 --------------      --------------    --------------    --------------
Net Interest Income After Provision
        for Loan and Lease Losses                       188,838             177,962           371,981           353,783
                                                 --------------      --------------    --------------    --------------
Noninterest Income
        Service charges on deposit accounts              26,804              22,511            52,018            43,781
        Mortgage banking activities                       8,542               4,367            17,842             9,957
        Trust income                                      6,166               4,715            10,840             8,995
        General insurance commissions                     4,577               4,163            10,766             8,278
        Other nondeposit fees and commissions            18,779              14,632            35,689            30,419
        Securities losses, net                             (154)               --                (162)          (19,845)
        Other noninterest income                          7,089              16,989            12,477            22,769
                                                 --------------      --------------    --------------    --------------
             Total noninterest income                    71,803              67,377           139,470           104,354
                                                 --------------      --------------    --------------    --------------
Noninterest Expense
        Personnel expense                                74,542              75,343           148,208           199,576
        Occupancy and equipment expense                  24,870              27,729            49,833            57,284
        Foreclosed property expense                         348               1,034             1,092             1,734
        Federal deposit insurance expense                 3,172               7,975             6,527            15,980
        Other noninterest expense                        47,532              47,822            91,750           114,680
                                                 --------------      --------------    --------------    --------------
             Total noninterest expense                  150,464             159,903           297,410           389,254
                                                 --------------      --------------    --------------    --------------
Earnings
        Income before income taxes                      110,177              85,436           214,041            68,883
        Income tax expense                               36,260              27,528            70,514            23,320
                                                 --------------      --------------    --------------    --------------
        Net income                                       73,917              57,908           143,527            45,563
             Preferred dividend requirements               --                 1,289               610             2,588
                                                 --------------      --------------    --------------    --------------
             Income applicable to common shares  $       73,917      $       56,619    $      142,917    $       42,975
                                                 ==============      ==============    ==============    ==============

Per Common Share
        Net income:
             Primary                             $          .70      $          .55    $         1.38    $          .42
                                                 ==============      ==============    ==============    ==============
             Fully diluted                       $          .70      $          .53    $         1.35    $          .42
                                                 ==============      ==============    ==============    ==============
        Cash dividends declared                  $          .23      $          .20    $          .46    $          .40
                                                 ==============      ==============    ==============    ==============

Average Shares Outstanding
             Primary                                105,150,050         103,523,801       103,840,916       103,342,418
                                                 ==============      ==============    ==============    ==============
             Fully diluted                          105,436,287         108,774,906       106,038,145       108,665,929
                                                 ==============      ==============    ==============    ==============
- ----------------------------------

         See accompanying notes to consolidated financial statements.

                SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)
                            (Dollars in thousands)


                                                            Shares of
                                                              Common           Preferred    Common       Paid-In
                                                              Stock             Stock        Stock       Capital
                                                          --------------    -----------    ---------    -----------
Balance, December 31, 1994                                  102,215,032      $   3,850   $  511,075   $   285,599
Add (Deduct)
    Net income                                                       --             --           --            --
    Common stock issued                                       1,154,024             --        5,770        13,319
    Redemption of common stock                                 (659,750)            --       (3,299)      (10,561)
    Net appreciation on securities available for sale                --             --           --            --
    Preferred stock cancellations and conversions                    --            (91)          --        (2,267)
    Cash dividends declared:
            Common stock                                             --             --           --            --
            Preferred stock                                          --             --           --            --
    Amortization of unearned stock compensation                      --             --           --            --
                                                          --------------    -----------    ---------    -----------
Balance, June 30, 1995                                      102,709,306      $   3,759   $  513,546   $   286,090
                                                          ==============    ===========    =========    ===========


Balance, December 31, 1995                                  103,357,440      $   3,669   $  516,787   $   279,204
Add (Deduct)
    Net income                                                       --             --           --            --
    Common stock issued                                       1,189,018             --        5,945        22,679
    Redemption of common stock                               (5,451,000)            --      (27,255)     (125,306)
    Net depreciation on securities available for sale                --             --           --            --
    Preferred stock cancellations and conversions             4,334,692         (3,669)      21,674       (18,005)
    Cash dividends declared:
            Common stock                                             --             --           --            --
            Preferred stock                                          --             --           --            --
    Amortization of unearned stock compensation                      --             --           --            --
                                                          --------------    -----------    ---------    -----------
Balance, June 30, 1996                                      103,430,150      $      --   $  517,151   $   158,572
                                                          ==============    ===========    =========    ===========

                                                                               Retained
                                                                               Earnings
                                                                              and Other*       Total
                                                                              ------------  ------------
Balance, December 31, 1994                                                    $    695,953  $  1,496,477
Add (Deduct)
    Net income                                                                      45,563        45,563
    Common stock issued                                                                 --        19,089
    Redemption of common stock                                                          --       (13,860)
    Net appreciation on securities available for sale                               81,639        81,639
    Preferred stock cancellations and conversions                                       --        (2,358)
    Cash dividends declared:
            Common stock                                                           (53,948)      (53,948)
            Preferred stock                                                         (2,552)       (2,552)
    Amortization of unearned stock compensation                                        919           919
                                                                                ------------  ------------
Balance, June 30, 1995                                                        $    767,574  $  1,570,969
                                                                                ============  ============


Balance, December 31, 1995                                                    $    874,403  $  1,674,063
Add (Deduct)
    Net income                                                                     143,527       143,527
    Common stock issued                                                                 --        28,624
    Redemption of common stock                                                          --      (152,561)
    Net depreciation on securities available for sale                              (64,781)      (64,781)
    Preferred stock cancellations and conversions                                       --            --
    Cash dividends declared:
            Common stock                                                           (51,759)      (51,759)
            Preferred stock                                                           (610)         (610)
    Amortization of unearned stock compensation                                        748           748
                                                                                ------------  ------------
Balance, June 30, 1996                                                        $    901,528  $  1,577,251
                                                                                ============  ============

- ----------------------
* Includes net unrealized appreciation (depreciation) on securities available for sale, unvested restricted stock and loan to employee stock ownership plan.


         See accompanying notes to consolidated financial statements.

                SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)
                            (Dollars in thousands)


                                                                                                    1996              1995
                                                                                                -------------     ------------
 Cash Flows From Operating Activities:
   Net income ........................................................................          $     143,527     $     45,563
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Provision for loan and lease losses...........................................                 22,500           14,000
        Depreciation of premises and equipment........................................                 18,135           15,357
        Amortization of intangibles...................................................                  6,022            4,801
        Accretion of negative goodwill................................................                 (3,119)          (3,191)
        Amortization of unearned stock compensation...................................                    748              919
        Discount accretion and premium amortization on securities, net................                  1,520            2,038
        Loss (gain) on sales of trading account securities, net.......................                      5              (38)
        Loss (gain) on sales of securities, net.......................................                    162           19,845
        Loss (gain) on sales of loans and mortgage loan servicing rights, net.........                  1,175              470
        Loss (gain) on disposals of premises and equipment, net.......................                   (279)          (8,516)
        Loss (gain) on foreclosed property and other real estate, net.................                    493              927
        Proceeds from sales of trading account securities, net of purchases...........                     (5)              38
        Proceeds from sales of loans held for sale....................................                738,369          186,924
        Purchases of loans held for sale..............................................               (233,994)         (76,390)
        Origination of loans held for sale, net of principal collected................               (554,084)        (177,976)
        Decrease (increase) in:
           Accrued interest receivable................................................                 13,028          (38,967)
           Other assets...............................................................               (102,059)         102,979
        Increase (decrease) in:
           Accrued interest payable...................................................                  3,405           11,512
           Accounts payable and other liabilities.....................................                 19,269           64,719
                                                                                                -------------     ------------
             Net cash provided by operating activities................................                 74,818          165,014
                                                                                                -------------     ------------

 Cash Flows From Investing Activities:
   Proceeds from sales of securities available for sale ..............................                265,477          977,827
   Proceeds from maturities of securities available for sale..........................              1,116,494          529,885
   Purchases of securities available for sale.........................................               (907,827)      (1,591,094)
   Proceeds from maturities of securities held to maturity............................                 21,279          125,469
   Purchases of securities held to maturity...........................................                 (1,350)         (42,550)
   Leases made to customers...........................................................                (24,475)         (22,219)
   Principal collected on leases......................................................                 10,499           23,378
   Loan originations, net of principal collected......................................               (586,565)        (631,652)
   Purchases of loans.................................................................                (52,609)         (94,686)
   Proceeds from disposals of premises and equipment..................................                  1,298            7,632
   Purchases of premises and equipment................................................                (28,303)         (35,552)
   Proceeds from sales of foreclosed property.........................................                  6,519            5,439
   Proceeds from sales of other real estate held for development or sale..............                  3,123            2,947
   Other, net.........................................................................                 (6,836)          (8,216)
                                                                                                -------------     ------------
             Net cash used in investing activities....................................               (183,276)        (753,392)
                                                                                                -------------     ------------

 Cash Flows From Financing Activities:
   Net increase in deposits...........................................................                306,628           22,402
   Net (decrease) increase in short-term borrowed funds...............................               (705,732)         244,685
   Proceeds from long-term debt.......................................................                960,059          521,181
   Repayments of long-term debt.......................................................               (388,435)        (119,472)
   Net proceeds from common stock issued..............................................                 28,624           19,089
   Redemption of common stock.........................................................               (152,561)         (13,860)
   Preferred stock cancellations and conversions......................................                      -           (2,358)
   Cash dividends paid on common and preferred stock..................................                (48,805)         (44,681)
                                                                                                -------------     ------------
             Net cash (used in) provided by financing activities......................                   (222)         626,986
                                                                                                -------------     ------------

 Net (Decrease) Increase in Cash and Cash Equivalents.................................               (108,680)          38,608
 Cash and Cash Equivalents at Beginning of Period.....................................                702,761          671,777
                                                                                                -------------     ------------
 Cash and Cash Equivalents at End of Period...........................................          $     594,081     $    710,385
                                                                                                =============     ============

                                   See accompanying notes to consolidated financial statements.

 Supplemental Disclosure of Cash Flow Information:

   Cash paid during the year for:
     Interest                                                                                   $     374,775     $    379,439
     Income taxes                                                                                      64,656           70,121
   Noncash financing and investing activities:
     Transfer of loans to foreclosed property                                                           5,068            4,101
     Common stock issued upon conversion of debentures                                                      -               35
     Restricted stock issued                                                                               85                -
     Securitization of mortgage loans                                                                 510,160           53,540

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (Unaudited)

A. Basis of Presentation

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of Southern National Corporation and subsidiaries ("Southern National" or "SNC") as of June 30, 1996 and December 31, 1995; the consolidated statements of income for the three months and six months ended June 30, 1996 and 1995; the consolidated statements of changes in shareholders' equity for the six months ended June 30, 1996 and 1995; and the consolidated statements of cash flows for the six months ended June 30, 1996 and 1995.

   The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in Southern National's latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

   Certain 1995 amounts have been reclassified to conform with statement presentations for 1996. The reclassifications have no effect on shareholders' equity or net income as previously reported. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


B. Nature of Operations

   Southern National is a multi-bank holding company headquartered in Winston-Salem, North Carolina. Southern National conducts its operations in North Carolina, South Carolina and Virginia primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. The commercial banking subsidiaries provide a wide range of traditional banking services for retail and commercial customers, including small and mid-size businesses, public agencies and local governments, trust companies and individuals. Substantially all of Southern National's loans are to businesses and individuals in the Carolinas and Virginia. Subsidiaries of the commercial banks offer lease financing to commercial businesses and municipal governments; investment alternatives, including discount brokerage services, annuities, mutual funds and government and municipal bonds; life and property and casualty insurance on an agency basis; and insurance premium financing.

C. New Accounting Pronouncements

   During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and to be disposed of. The statement requires such assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any resulting impairment loss is required to be reported in the period in which the recognition criteria are first applied and met. Southern National adopted the provisions of the statement on January 1, 1996. The implementation did not have a material impact on the consolidated financial position or consolidated results of operations.

   In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires that mortgage banking enterprises recognize, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. The statement further requires mortgage banking enterprises to assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights. Southern National elected, in the third quarter of 1995, to adopt this statement effective as of January 1, 1995. The impact of the adoption of this statement resulted in additional mortgage banking income of $1.8 million, before taxes, or $.01 per fully diluted share, after taxes, during 1995. SFAS No. 122 prohibits retroactive application to prior years.

   In October of 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based compensation plans. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages the adoption of that method of accounting. However, the statement also allows entities to continue to account for such plans under Accounting Principles Board ("APB") Opinion No. 25. Entities electing to account for such plans in accordance with APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in the statement had been applied. Southern National adopted the statement effective January 1, 1996 and elected to continue to account for stock-based compensation plans under the provisions of Opinion No. 25. Therefore, the implementation of the statement did not have an impact on Southern National's consolidated financial position or consolidated results of operations. Southern National will make the required pro forma disclosures of net income and earnings per share using accounting methods prescribed by SFAS No. 123 in the Form 10-K for the year ending December 31, 1996.

   In June of 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement, which becomes effective for transactions occurring after December 31, 1996, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes all assets it does not control and derecognizes liabilities when extinguished. The statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Management does not anticipate that the implementation of the statement will have a material impact on the consolidated financial position or consolidated results of operations of Southern National.

D. Mergers and Acquisitions

   On March 29, 1996, Southern National announced plans to acquire Regional Acceptance Corporation of Greenville, N.C., ("Regional") in a stock transaction to be accounted for under the pooling-of-interests method of accounting. Regional's shareholders will receive .3929 shares of Southern National stock for each share of Regional stock held. The exchange ratio is fixed between Southern National stock prices of $26 and $30, with an adjustment provision within an outer collar of $24 and $32. Pursuant to the acquisition, Southern National will issue approximately 6.0 million shares of common stock. Regional, which specializes in indirect financing for consumer purchases of mid-model and late-model used automobiles, operates 28 branch offices in North Carolina, South Carolina, Tennessee and Virginia.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        ANALYSIS OF FINANCIAL CONDITION


    Southern National's total assets at June 30, 1996 were $20.6 billion, a $63.2 million increase from the balance at December 31, 1995. The primary component of the increase was loans and leases, which grew $169.0 million, or 2.5% on an annualized basis. This increase was offset by declines in securities holdings of $93.5 million, or 3.5% on an annualized basis.

    Growth in loans was affected by a securitization program Southern National implemented during 1995. During the second quarter of 1996, Southern National securitized $510.2 million of loans. This program is designed to provide Southern National with additional liquidity and flexibility in managing mortgage loan assets. The resulting mortgage-backed securities are being used to replace lower-yielding U.S. Treasuries in the securities portfolio as they mature. Annualized loan growth, excluding the impact of this securitization program, was 9.6% comparing end of period loans at June 30, 1996 and December 31, 1995. Average loans, excluding the impact of $503.2 million of securitized loans, increased at an annualized rate of 7.5% comparing the quarters ended June 30, 1996 and 1995, respectively. This loan growth has primarily resulted from a 14.1% increase in average mortgage loans excluding the impact of the loan securitizations. However, Southern National has also seen growth in average commercial loans of 4.6% and average consumer loans of 5.1%. The strong increase in mortgage loans resulted from a special incentive program which began during the first quarter of 1996.

    At June 30, 1996, securities available for sale had unrealized depreciation, after tax, of $33.6 million compared to unrealized appreciation, after tax, of $31.2 million at December 31, 1995. The taxable equivalent yield on the securities portfolio during the second quarter was 6.59%, up from 6.32% for the fourth quarter of 1995 and up from 6.28% for the second quarter of the prior year. During the fourth quarter of 1995, Southern National began to reshape the balance sheet by changing the mix of investments held. The change in mix was undertaken to improve the overall interest yield of the securities portfolio. As previously discussed, this effort continued into the second quarter of 1996 and has contributed to significantly improved margins.

    On the liability side of the balance sheet, long-term debt rose $571.6 million compared to December 31, 1995, primarily as a result of the issuance of $225.0 million of senior bank notes and $250.0 million of subordinated notes of Southern National during 1996. This growth was more than offset by a $705.7 million reduction in short-term borrowed funds compared to the year end 1995.

    Total deposits increased by $306.6 million from the balance at December 31, 1995. Southern National, as well as many other financial institutions, has been experiencing a trend of slower deposit growth because of competition for deposits from various non-financial institution sources.

However, through an increased emphasis on demand deposits, Southern National has experienced stronger growth during 1996. Noninterest-bearing demand deposits increased $61.1 million, or 3.2% during the first six months of 1996. Slower deposit growth during 1995 caused management to rely more heavily on nondeposit funding sources, such as Federal Home Loan Bank advances and Federal funds purchased. The improved deposit growth during 1996 also contributed to the reduction in short-term borrowed funds. Less reliance on short-term borrowed funds should provide more stability for the net interest margin.

Asset Quality

    Nonperforming assets were $70.7 million at June 30, 1996, compared to $71.2 million at December 31, 1995. The allowance for losses as a percentage of loans and leases was 1.27% compared to 1.25% six months earlier, and nonperforming assets as a percentage of loan-related assets were .51% at both June 30, 1996 and December 31, 1995. Certain asset quality measures deteriorated somewhat during the third quarter of 1995 and have remained steady through the second quarter of 1996. This deterioration reflected a reorganization of the collections function which resulted from the merger of Southern National and BB&T Financial Corporation ("BB&T"). Also, for a number of quarters, Southern National's asset quality ratios were unusually strong compared to historic norms. Increases in net charge-offs to a more normalized level have been expected by management as segments of the overall economy softened during 1995. Management does not anticipate a material change in asset quality levels during the remainder of 1996.

    Loans 90 days or more past due and still accruing interest totaled $18.0 million compared to a prior year-end balance of $29.1 million. This reduction occurred principally in mortgage loans, as the mortgage banking function focused a great deal of attention on past due situations during the second quarter.

    The provision for loan and lease losses for the first six months of 1996 was $22.5 million compared to $14.0 million in the first six months of 1995. The increase in the provision reflects higher net charge-offs during 1996. Asset quality statistics relevant to the last five calendar quarters are presented in the accompanying table.



                            ASSET QUALITY ANALYSIS
                            (Dollars in thousands)

                                                 -------------------------------------------------------------------
                                                   6/30/96       3/31/96      12/31/95       9/30/95       6/30/95
                                                 -----------   -----------   -----------   -----------   -----------
 Allowance For Loan & Lease Losses
   Beginning balance                            $   175,104   $   172,158   $   174,069   $   176,175   $   174,189
   Provision for loan and lease losses               12,000        10,500        10,400         7,000         7,000
   Net charge-offs                                   (9,909)       (7,554)      (12,311)       (9,106)       (5,014)
                                                 -----------   -----------   -----------   -----------   -----------
     Ending balance                             $   177,195   $   175,104   $   172,158   $   174,069   $   176,175
                                                 ===========   ===========   ===========   ===========   ===========
 Risk Assets
   Nonaccrual loans and leases                  $    62,670   $    64,796   $    61,489   $    62,763   $    48,927
   Foreclosed real estate                             4,926         4,938         6,868         6,981         8,759
   Other foreclosed property                          3,115         2,662         2,817         2,717         1,518
                                                 -----------   -----------   -----------   -----------   -----------
     Nonperforming assets                       $    70,711   $    72,396   $    71,174   $    72,461   $    59,204
                                                 ===========   ===========   ===========   ===========   ===========
   Loans 90 days or more past due
     and still accruing                         $    18,025   $    28,249   $    29,094   $    26,909   $    30,335
                                                 ===========   ===========   ===========   ===========   ===========
 Asset Quality Ratios
 Nonaccrual loans and leases as a
   percentage of total loans and leases                 .45 %         .46 %         .45 %         .45 %         .36 %
 Nonperforming assets as a percentage of:
   Total assets                                         .34           .36           .35           .35           .29
   Loans and leases plus
     foreclosed property                                .51           .51           .51           .52           .43
 Net charge-offs as a percentage of
   average loans and leases                             .28           .22           .35           .26           .15
 Allowance for loan and lease losses as a
   percentage of loans and leases                      1.27          1.25          1.25          1.24          1.28
 Ratio of allowance for loan and lease losses to:
   Net charge-offs                                     4.45 x        5.76 x        3.52 x        4.82 x        8.76 x
   Nonaccrual loans and leases                         2.83          2.70          2.80          2.77          3.60

- ------------------------------------
 All items referring to loans and leases include loans held for sale and are net of unearned income.
 The second quarter of 1995 has been adjusted to reflect the adoption of SFAS No. 122, "Accounting for Mortgage Sevicing Rights."
 Applicable ratios are annualized.

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

    Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point change over six months, for the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings. At June 30, 1996, changes in interest rates would not have a significant impact on Southern National's earnings.

Derivatives and Off-Balance Sheet Financial Instruments

    Interest rate volatility often increases to the point that balance sheet repositioning through the use of account repricing and other on-balance sheet strategies cannot occur rapidly enough to avoid adverse net income effects. At those times, off-balance sheet or synthetic hedges are utilized. Management uses interest rate swaps, caps and floors to supplement balance sheet repositioning. Such products are designed to move the interest sensitivity of Southern National toward a neutral position.

    Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to transform the repricing characteristics of an asset or liability from a fixed to a floating rate, a floating rate to a fixed rate, or one floating rate to another floating rate. The underlying principal positions are not affected. Swap terms generally range from one year to ten years depending on need. At June 30, 1996, interest rate swaps and floors with a total notional value of $973.6 million, and terms of up to seven years, were outstanding.

    The following tables set forth certain information concerning Southern National's interest rate swaps at June 30, 1996:

                        Interest Rate Swaps and Floors
                                 June 30, 1996
                            (Dollars in thousands)

                                   Notional             Receive               Pay               Unrealized
Type                                Amount                Rate                Rate            Gains (Losses)
- ----                            ---------------     ---------------      ---------------     ---------------
Receive fixed swaps             $      310,000                6.92 %               5.57 %    $        1,654

Pay fixed swaps                        308,564                5.47                 5.46                  92

Basis swaps                            250,000                5.53                 5.51              (2,311)

Floors                                 105,000                 --                   --                  289

                                ---------------     ---------------      ---------------     ---------------
Total                           $      973,564                6.00 %               5.51 %    $         (276)
                                ===============     ===============      ===============     ===============


                                    Receive            Pay Fixed            Basis Swaps
Year-to-date Activity             Fixed Swaps            Swaps              and Floors            Total
- ---------------------           ---------------     ---------------      ---------------     ---------------
Balance, December 31, 1995      $      140,000      $      353,413       $      250,000      $      743,413

Additions                              250,000                  --              105,000             355,000

Maturities/amortizations               (80,000)            (44,849)                  --            (124,849)

Terminations                                --                  --                   --                  --
                                ---------------     ---------------      ---------------     ---------------
Balance, June 30, 1996          $      310,000      $      308,564       $      355,000      $      973,564
                                ===============     ===============      ===============     ===============

                                    One Year          One to Five           After Five
Maturity Schedule*                  or Less              Years                Years               Total
- ------------------              ---------------     ---------------      ---------------     ---------------
Receive fixed swaps             $       10,000      $       50,000       $      250,000      $      310,000

Pay fixed swaps                         14,965             289,118                4,481             308,564

Basis swaps                                 --             250,000                   --             250,000

Floors                                      --             105,000                   --             105,000
                                ---------------     ---------------      ---------------     ---------------
Total                           $       24,965      $      694,118       $      254,481      $      973,564
                                ===============     ===============      ===============     ===============

*  Maturities are based on full contract extensions.

    As of June 30, 1996, there was no unearned income or deferred premiums from new swap transactions. Deferred losses from terminated swap transactions were $363,000. The deferred losses will be recognized in the next year. The combination of active and terminated transactions resulted in income of $745,000 during the first six months of 1996.

    In addition to interest rate swaps, Southern National utilizes written covered over-the-counter call options on specific securities in the available-for-sale portfolio in order to enhance returns. Option fee income was $670,000 for the first six months of 1996. Unexercised options on securities with total par values of $25.0 million were outstanding at June 30, 1996.

    Southern National also utilizes purchased over-the-counter put options in its mortgage banking activities to hedge the mortgage pipeline. During 1996, options with a par value of $30.0 million were purchased and remained outstanding at June 30, 1996.

CAPITAL ADEQUACY AND RESOURCES

    The maintenance of appropriate levels of capital is a management priority. Capital adequacy is monitored on an ongoing basis by management. Southern National's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide future growth and compliance with all regulatory standards.

    Total shareholders' equity was $1.6 billion at June 30, 1996 and $1.7 billion at December 31, 1995. As a percentage of total assets, total shareholders' equity was 7.7% at June 30, 1996, down from 8.2% at December 31, 1995. Southern National's book value per common share at June 30, 1996 was $15.25, versus $15.52 at December 31, 1995. Average shareholders' equity as a percentage of average assets was 7.9% for the quarter ended June 30, 1996 and 8.0% for the three months ended December 31, 1995.

    Tier 1 and total risk-based capital ratios at June 30, 1996 were 11.7% and 14.9%, respectively. The leverage ratio was 7.8% at the end of the second quarter. The comparable ratios at the end of 1995 were 13.0%, 14.3% and 7.8%, respectively. These capital ratios measure the capital to risk-weighted assets and off-balance sheet items as defined by Federal Reserve Board ("FRB") guidelines. An 8.00% minimum of total capital to risk-weighted assets is required. One-half of the 8.00% minimum must consist of tangible common shareholders' equity (Tier 1 capital) under regulatory guidelines. The leverage ratio, established by the FRB, measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.00%.

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

CAPITAL ADEQUACY RATIOS

                                                  1996                                    1995
                                        ------------------------        ----------------------------------------
                                         Second          First           Fourth          Third           Second
                                        Quarter         Quarter         Quarter         Quarter         Quarter
                                        --------        --------        --------        --------        --------
Average equity to average assets           7.86 %          8.07 %          8.05 %          7.71 %          7.61 %
Equity to assets at period end             7.67            7.75            8.17            7.77            7.60
Risk-based capital ratios:
        Tier 1 capital                     11.7            12.1            13.0            12.0            11.3
        Total capital                      14.9            13.4            14.3            13.3            12.6
Leverage ratio                              7.8             7.6             7.8             7.5             7.4


ANALYSIS OF RESULTS OF OPERATIONS

    Southern National had net income for the first six months of 1996 totaling $143.5 million, compared to $45.6 million during the first six months of 1995. On a fully diluted per share basis, earnings for the six months ended June 30, 1996 were $1.35, compared to $.42 for the same period in 1995. The significant increase from the prior year earnings results from $72.7 million in after-tax nonrecurring charges and securities losses related to the merger between Southern National and BB&T which were recorded in the first six months of 1995. Excluding nonrecurring items from the prior year, Southern National's net income would have increased 21.4%, or $25.3 million. For the second quarter, net income totaled $73.9 million compared to $57.9 million recorded for the second quarter of 1995, an increase of $16.0 million, or 27.6%. On a fully diluted per share basis, net income for the quarter was $.70, a 32.1% increase over the $.53 earned in the second quarter of 1995. Southern National's significant growth in recurring earnings results from three factors. First, net interest margin improved from 4.10% for the first six months of 1995 to 4.34% for the first half of 1996. Second, following the merger of Southern National and BB&T, management targeted a growth rate in noninterest income of 20%. The 23.7% growth in recurring noninterest income for the six months ended June 30, 1996 compared to the same period in 1995 demonstrates progress in achieving the revenue enhancements which were expected to be a strength of the combined bank. Third, Southern National has controlled expenses following the merger, as shown by the improvement in the efficiency ratio to 53.8% from 58.3% for the six months ended June 30, 1996 and 1995, respectively.

Net Interest Income

    Net interest income on a fully taxable equivalent ("FTE") basis was $394.5 million for the first six months of 1996 compared to $367.8 million for the same period in 1995, a 7.3% increase. For the six months ended June 30, 1996 and 1995, average interest-earning assets increased $130.8 million, or .7%, to $19.0 billion, while average interest-bearing liabilities decreased by $115.2 million. As discussed previously, Southern National also experienced substantial positive development in the net interest margin. The 24 basis point increase in margin was caused primarily by a 39 basis point increase in yields from securities, combined with a 74 basis point decrease in rates paid on short-term borrowed funds and a 68 basis point decrease in rates paid on long-term debt. These fluctuations reflect the restructuring of the securities portfolio, as well as other categories of the balance sheet, which has slowed growth in total assets, thus reducing Southern National's dependence on costly nondeposit funding sources. The improvement in margin also reflects a change in management focus from pricing strategies to quality strategies. Loans and deposits were very competitively priced following the merger of Southern National and BB&T to protect current market positions and retain customer relationships.

                 Net Interest Income and Rate/Volume Analysis
                For the Six Months Ended June 30, 1996 and 1995

                                                          Average Balances                Yield / Rate
- -------------------------------------------------   ----------------------------  ----------------------------
Fully Taxable Equivalent - (Dollars in thousands)        1996           1995           1996           1995
- -------------------------------------------------   -------------  -------------  -------------  -------------
Assets
Securities (1):
   U.S. Treasury, government and other (5)          $  4,809,201   $  5,248,737         6.46 %         6.02 %
   States and political subdivisions                     157,386        175,898         9.11           8.93
- -------------------------------------------------   -------------  -------------  -------------  -------------
      Total securities (5)                             4,966,587      5,424,635         6.55           6.16
Other earning assets (2)                                  14,170         47,188         5.65           5.92
Loans and leases, net
    of unearned income (1)(3)(4)(5)                   13,996,301     13,374,454         8.98           9.15
- -------------------------------------------------   -------------  -------------  -------------  -------------
      Total earning assets                            18,977,058     18,846,277         8.34           8.28
- -------------------------------------------------   -------------  -------------  -------------  -------------
      Non-earning assets                               1,146,869      1,171,269
- -------------------------------------------------   -------------  -------------
        Total assets                                $ 20,123,927   $ 20,017,546
=================================================   =============  =============

Liabilities and Shareholders' Equity
Interest-bearing deposits
    Savings and interest checking deposits          $  3,159,031   $  3,212,847         1.81           2.32
    Money market deposits                              1,379,319      1,695,203         3.51           3.58
    Time deposits                                      8,185,337      7,684,996         5.52           5.39
- -------------------------------------------------   -------------  -------------  -------------  -------------
      Total interest-bearing deposits                 12,723,687     12,593,046         4.38           4.36
Short-term borrowed funds                              2,060,851      3,044,118         5.17           5.91
Long-term debt                                         1,645,608        908,230         5.84           6.52
- -------------------------------------------------   -------------  -------------  -------------  -------------
      Total interest-bearing liabilities              16,430,146     16,545,394         4.63           4.76
- -------------------------------------------------   -------------  -------------  -------------  -------------
      Demand deposits                                  1,823,309      1,693,399
      Other liabilities                                  267,203        256,619
      Shareholders' equity                             1,603,269      1,522,134
- -------------------------------------------------   -------------  -------------
      Total Liabilities and
        shareholders' equity                        $  20,123,927  $  20,017,546
=================================================   =============  =============
Average interest rate spread                                                            3.71           3.52
Net yield on earning assets                                                             4.34%          4.10%
=================================================                                 =============  =============
Taxable equivalent adjustment
=================================================


                                                          Income / Expenses                              Changes due to
- -------------------------------------------------   ----------------------------     Increase     ----------------------------
Fully Taxable Equivalent - (Dollars in thousands)        1996           1995        (Decrease)         Rate         Volume
- -------------------------------------------------   -------------  -------------  -------------   -------------  -------------
Assets
Securities (1):
   U.S. Treasury, government and other (5)          $    155,395   $    158,050   $     (2,655)   $     11,022   $    (13,677)
   States and political subdivisions                       7,167          7,787           (620)            213           (833)
- -------------------------------------------------   -------------  -------------  -------------   -------------  -------------
      Total securities (5)                               162,562        165,837         (3,275)         11,235        (14,510)
Other earning assets (2)                                     398          1,389           (991)            (61)          (930)
Loans and leases, net
    of unearned income (1)(3)(4)(5)                      626,215        606,918         19,297         (10,337)        29,634
- -------------------------------------------------   -------------  -------------  -------------   -------------  -------------
      Total earning assets                               789,175        774,144         15,031             837         14,194
- -------------------------------------------------   -------------  -------------  -------------   -------------  -------------
      Non-earning assets
- -------------------------------------------------
        Total assets
=================================================

Liabilities and Shareholders' Equity
Interest-bearing deposits
    Savings and interest checking deposits                 28,415         36,886        (8,471)         (7,964)          (507)
    Money market deposits                                  24,079         30,136        (6,057)           (531)        (5,526)
    Time deposits                                         224,864        205,292        19,572           5,353         14,219
- -------------------------------------------------   -------------  -------------  -------------   -------------  -------------
      Total interest-bearing deposits                     277,358        272,314        5,044           (3,142)         8,186
Short-term borrowed funds                                  52,986         89,253       (36,267)         (9,971)       (26,296)
Long-term debt                                             47,836         29,384        18,452          (3,347)        21,799
- -------------------------------------------------   -------------  -------------  -------------   -------------  -------------
      Total interest-bearing liabilities                  378,180        390,951       (12,771)        (16,460)         3,689
- -------------------------------------------------   -------------  -------------  -------------   -------------  -------------
      Demand deposits
      Other liabilities
      Shareholders' equity
- -------------------------------------------------
      Total Liabilities and
        shareholders' equity
=================================================
Average interest rate spread
Net yield on earning assets                        $    410,995   $    383,193   $     27,802    $     17,297   $     10,505
=================================================  =============  =============  =============   =============  =============
Taxable equivalent adjustment                      $     16,514   $     15,410
=================================================  =============  =============

(1) Yields related to securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis using statutory tax rates in effect for the periods presented.
(2) Includes federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan data, which are not material for the periods shown, are included for rate calculation purposes.
(4) Noaccrual loans have been included in the average balances.
(5) Includes assets which were held for sale or available for sale at amortized cost.
- -------------------------------------------------------------------------------

    Net interest income FTE for the second quarter of 1996 was $200.8 million, up from $185.0 million for the second quarter of 1995. The higher level of net interest income reflects a significant increase in the net interest margin, from 4.06% to 4.39% comparing the second quarters. The average yield earned on earning assets decreased 3 basis points. However, the rates paid on interest-bearing liabilities declined by 35 basis points, with reductions in rates paid on deposits, short-term borrowed funds and long-term debt.

                 Net Interest Income and Rate/Volume Analysis
               For the Three Months Ended June 30, 1996 and 1995

                                                              Average Balances                   Yield/Rate
- ---------------------------------------------------    ------------------------------  ------------------------------
Fully Taxable Equivalent - (Dollars in thousands)           1996            1995            1996            1995
- ---------------------------------------------------    --------------  --------------  --------------  --------------
Assets
Securities (1):
  U.S. Treasury, government and other (5)              $   4,821,477   $   5,295,064           6.51 %          6.20 %
  States and political subdivisions                          153,754         171,520           9.01            8.85
- ---------------------------------------------------    --------------  --------------  --------------  --------------
    Total Securities (5)                                   4,975,231       5,466,584           6.59            6.28
Other earning assets (2)                                      10,780          47,557           5.75            6.18
Loans and leases, net
  of unearned income (1)(3)(4)(5)                         14,114,524      13,543,229           8.97            9.23
- ---------------------------------------------------    --------------  --------------  --------------  --------------
    Total earning assets                                  19,100,535      19,057,370           8.35            8.38
- ---------------------------------------------------    --------------  --------------  --------------  --------------
    Non-earning assets                                     1,141,222       1,192,916
- ---------------------------------------------------    --------------  --------------
      Total assets                                     $  20,241,757   $  20,250,286
===================================================    ==============  ==============

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  Savings deposits                                     $   3,129,090   $   3,252,568           1.69            2.31
  Money market deposits                                    1,410,414       1,580,537           3.49            3.79
  Time deposits                                            8,201,556       7,772,237           5.47            5.60
- ---------------------------------------------------    --------------  --------------  --------------  --------------
    Total interest-bearing deposits                       12,741,060      12,605,342           4.32            4.52
Short-term borrowed funds                                  2,012,842       3,219,920           5.08            6.00
Long-term debt                                             1,779,639         910,946           5.82            6.50
- ---------------------------------------------------    --------------  --------------  --------------  --------------
    Total interest-bearing liabilities                    16,533,541      16,736,208           4.57            4.92
- ---------------------------------------------------    --------------  --------------  --------------  --------------
    Demand deposits                                        1,848,295       1,700,458
    Other liabilities                                        268,494         273,191
    Shareholders' equity                                   1,591,427       1,540,429
- ---------------------------------------------------    --------------  --------------
    Total liabilities and
      shareholders' equity                             $  20,241,757   $  20,250,286
===================================================    ==============  ==============
Average interest rate spread                                                                   3.78            3.46
Net yield on earning assets                                                                    4.39 %          4.06 %
===================================================                                    ==============   =============
Taxable equivalent adjustment
===================================================



                                                               Income/Expense                                Change due to
- ---------------------------------------------------    ------------------------------    Increase    ------------------------------
Fully Taxable Equivalent - (Dollars in thousands)           1996            1995        (Decrease)       Rate            Volume
- ---------------------------------------------------    --------------  --------------  ------------  --------------  --------------
Assets
Securities (1):
  U.S. Treasury, government and other (5)              $      78,509   $      81,813   $   (3,304)   $       4,239   $     (7,543)
  States and political subdivisions                            3,462           3,788         (326)              72           (398)
- ---------------------------------------------------    --------------  --------------  ------------  --------------  --------------
    Total Securities (5)                                      81,971          85,601       (3,630)           4,311         (7,941)
Other earning assets (2)                                         155             733         (578)             (45)          (533)
Loans and leases, net
  of unearned income (1)(3)(4)(5)                            315,199         311,721        3,478           (8,591)        12,069
- ---------------------------------------------------    --------------  --------------  ------------  --------------  --------------
    Total earning assets                                     397,325         398,055         (730)          (4,325)         3,595
- ---------------------------------------------------    --------------  --------------  ------------  --------------  --------------
    Non-earning assets
- ---------------------------------------------------
      Total assets
===================================================

Liabilities and Shareholders' Equity
Interest-bearing deposits:
  Savings deposits                                            13,146          18,733       (5,587)          (4,863)          (724)
  Money market deposits                                       12,250          14,932       (2,682)          (1,148)        (1,534)
  Time deposits                                              111,474         108,515        2,959           (2,630)         5,589
- ---------------------------------------------------    --------------  --------------  ------------  --------------  --------------
    Total interest-bearing deposits                          136,870         142,180       (5,310)          (8,641)         3,331
Short-term borrowed funds                                     25,409          48,194      (22,785)          (6,693)       (16,092)
Long-term debt                                                25,762          14,761       11,001           (1,683)        12,684
- ---------------------------------------------------    --------------  --------------  ------------  --------------  --------------
    Total interest-bearing liabilities                       188,041         205,135      (17,094)         (17,017)           (77)
- ---------------------------------------------------    --------------  --------------  ------------  --------------  --------------
    Demand deposits
    Other liabilities
    Shareholders' equity
- ---------------------------------------------------
    Total liabilities and
      shareholders' equity
===================================================
Average interest rate spread
Net yield on earning assets                            $     209,284   $     192,920   $   16,364    $      12,692   $      3,672
===================================================    ==============  ==============  ============  ==============  ==============
Taxable equivalent adjustment                          $       8,446   $       7,958
===================================================    ==============  ==============

(1) Yields related to securities, losses and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis using statutory tax rates in effect for the periods presented.
(2) Includes federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for the periods shown are included for rate calculation purposes.
(4) Nonaccrued loans have been included in the average balances. Only the interest collected on such loans is included as income.
(5) Includes assets held for sale or available for sale at amortized cost.
- --------------------------------------------------------------------------------

    Hedging strategies have been used in the past and will be utilized in the future to reduce sensitivity to interest rate movements. See "ASSET/LIABILITY MANAGEMENT" for additional discussion of hedging strategies.

Noninterest Income

    Noninterest income for the six months ended June 30, 1996 was $139.5 million, compared to $104.4 million for the same period in 1995. Securities losses of $19.8 million recorded in the first quarter of 1995 were a major contributing factor to the increase in noninterest income. These securities losses resulted from a restructuring of the securities portfolio done in connection with the merger. However, Southern National also experienced positive development in service charges on deposits, mortgage banking activities, general insurance commissions and trust income. The percentage of total revenues, calculated as net interest income plus noninterest income excluding securities gains or losses, derived from noninterest (fee-based) income for the six months ended June 30, 1996 was 26.1%, up from 25.2% for the first six months of 1995. Management anticipates continued growth in noninterest income, with a target ratio of noninterest income to total revenues of 30%.

    Service charges on deposits grew for the first six months in 1996 compared to 1995, increasing by $8.2 million, or 18.8%. The primary factor contributing to the significant growth in service charges on deposits was increased fees during 1996. For the second quarter, service charges increased $4.3 million, or 19.1%, over the same quarter last year. The greatest increases involved commercial account analysis income and overdraft charges. Additionally, rising interest rates during 1995 negatively affected service charges on deposit accounts by increasing the earnings credit used in service charge computations. Looking forward, management anticipates new fees on automated teller machines ("ATMs"), to provide an additional $6.0 million in fee income on an annual basis with no additional expenses. As a component of Southern National's emphasis on alternative delivery systems, management anticipates the addition of 75 new ATMs in existing branches and an additional 200 ATMs in non-branch locations.

    Trust income grew $1.8 million, or 20.5%, for the six months ended June 30,1996 compared to the same period in 1995. For the second quarter of 1996, trust services income totaled $6.2 million, an increase of $1.5 million over the second quarter of 1995. The significant second quarter growth results from fees collected during the second quarter which are only collected annually, principally administration fees for corporate benefit plans. The rate of growth is expected to return to a more normalized level for the remainder of the year.

    Southern National also realized substantial growth in general insurance commissions, up $2.5 million, or 30.1%, compared to the first six months of 1995. The growth in general insurance commissions resulted from unusually large contingency commissions and earnings from sales of life insurance contracts. Comparing the second quarters of 1996 and 1995, general insurance commissions grew at a rate of 9.9%.

    Mortgage banking activities increased 79.2%, or $7.9 million, for the six months ended June 30, 1996 compared to the same period in 1995. For the second quarter of 1996, mortgage banking activities increased $4.2 million, or 95.6%. These increases resulted from significant gains on higher volumes of sales of mortgage loans during the first six months of 1996.

    Other nondeposit fees and commissions increased by $5.3 million to a level of $35.7 million in 1996 compared with $30.4 million for the first six months of 1995. The primary component generating the increase in nondeposit fees and commissions was investment services, which increased $4.9 million. For the second quarter of 1996, other nondeposit fees and commissions increased $4.1 million compared to the prior year, also driven by investment services.

    Other income decreased $10.3 million for the first six months of 1996 because of a premium totaling $11.9 million relating to a divestiture of deposits in 1995. This divestiture was necessary in order to comply with anti-trust laws following the merger of Southern National and BB&T.


Noninterest Expense

    Noninterest expense was $297.4 million for the first six months of 1996 compared to $389.3 million for the same period a year ago. Merger-related accruals and expenses led to an elevated level of noninterest expense in the first six months of 1995. These items included $98.2 million of pretax nonrecurring charges which primarily affected personnel expense, occupancy and equipment expense and other noninterest expense.

    Excluding nonrecurring charges, personnel expense, the largest component of noninterest expense, increased from $144.3 million for the first six months of 1995 to $148.2 million for the same period in 1996. This relatively steady level of personnel expense reflects efficiencies of scale accomplished as a result of the Southern National / BB&T merger. The only component of personnel expense currently increasing is the incentive compensation program because of increased sales in many areas. The nonrecurring charges discussed above contributed $55.3 million to total personnel costs during the first six months of 1995 in the form of severance pay, termination of employment contracts, early retirement packages and related benefits. For the second quarter of 1996, personnel expense totaled $74.5 million, a increase of $3.9 million from the $70.7 million recorded in the second quarter of 1995 on recurring basis. This increase reflects additional incentive compensation, as discussed above.

    Occupancy and equipment expense, excluding nonrecurring charges, for the six months ended June 30, 1996 increased $2.6 million, or 5.5%, compared to 1995. On-going depreciation of property and equipment purchased in connection with implementing the merger is a major component of the increase. The $10.1 million in nonrecurring charges relating to branch closings and the consolidation of bank operations and systems associated with the merger had a significant impact on the total occupancy and equipment expense in the prior year. For the second quarter of 1996, occupancy and equipment expense totaled $24.9 million, up slightly from the $24.5 million incurred on a recurring basis in the prior year.

    Federal deposit insurance expense decreased $9.5 million, or 59.2%, for the six months ended June 30, 1996, compared to the same period in the prior year, as a result of a reduction in insurance premiums charged by the FDIC for deposit insurance. Because of the recapitalization of the Bank Insurance Fund ("BIF"), the FDIC eliminated the insurance premium on FDIC-insured deposits. For the first six months of last year, this premium was calculated as $.23 per $100 of insured deposits. Southern National incurred Federal deposit insurance expense of $3.2 million during the second quarter of 1996, down from $8.0 million recorded in the prior year. Southern National continues to incur insurance expense, despite the actions of the FDIC because of Southern National's acquisitions of thrift institutions in prior years. Thrift deposits are insured by the Savings Association Insurance Fund ("SAIF"), which still assesses a premium of $.23 per $100 for deposits held by Southern National.

    In late 1995, proposed legislation was passed in Congress that contained provisions to recapitalize the SAIF. However, the President vetoed the proposed legislation on December 6, 1995, for reasons unrelated to the SAIF recapitalization issue. The legislation included provisions for a one-time special assessment, as determined by the FDIC, on SAIF-assessable deposits of insured depository institutions in an amount adequate to cause the SAIF to achieve its specific designated reserve ratio of 1.25%, which would have called for a special assessment in the range of $.80 per $100 of insured deposits for SAIF institutions.

    Under the vetoed legislation, the special assessment would have been applied to the amount of SAIF-assessable deposits held as of March 31, 1995. The SAIF-assessable deposits of BB&T-NC and BB&T-SC as of March 31, 1995 totaled approximately $4.3 billion and $1.5 billion, respectively. Under the vetoed legislation, BB&T-NC would have received a 20% discount on the assessment, because the bank's SAIF-assessable deposits were less than 50% of its total assessable deposits as of June 30, 1995. The pretax impact on Southern National of a one-time assessment of the type included in the vetoed legislation would not have exceeded $41.0 million. The vetoed legislation contained additional provisions that, among other things, would have required BIF member institutions to share pro rata in the obligations of SAIF members for certain government bonds.

    Although the SAIF-recapitalization provisions discussed in the preceding paragraphs were included in legislation that was vetoed and therefore have not been enacted into law, similar provisions have already been considered in 1996, and may be considered again and included in other legislation later in 1996. The final form of the legislation, including whether the legislation will contain some or all of the provisions discussed above, cannot be determined with certainty at this time. Similarly, the date of passage of the final form of any such legislation cannot be determined with certainty at this time. In the event that the SAIF is recapitalized pursuant to any such legislation, it is expected that future assessment rates applicable to SAIF-assessable deposits would be reduced.

    Excluding $32.9 million in nonrecurring charges which were recorded in the first six months of last year, other noninterest expenses increased $10.0 million, or 12.2%. This increase was driven by increases in advertising, up $2.2 million, loan and lease expenses, up $4.5 million and other charge-offs, up $2.8 million. The increased advertising costs are related to a marketing program to increase BB&T brand identity. Additional loan and lease expenses result from a home equity incentive program. For the second quarter, other expenses totaled $47.5 million, up from the $40.8 million recorded in the second quarter of 1995 on a recurring basis. This increase reflects higher levels of advertising and promotional expenditures made during the second quarter of 1996.

    Southern National's efficiency ratio improved to 53.8% for the first six months of 1996 compared to 58.3%, excluding nonrecurring charges, for the same period in 1995.

Provision for Income Taxes

    The provision for income taxes increased to $70.5 million for the first six months of 1996 compared to $23.3 million recorded in the first six months of 1995. Excluding the impact of the nonrecurring charges recorded in 1995, the income tax provision for the prior year totaled $57.3 million. Comparing the recurring balances, the provision for income taxes increased $13.2 million, or 23.0%, because of higher pretax income. Effective tax rates were 32.9% and 32.6% for the six months ended June 30, 1996 and 1995, respectively. For the second quarter of 1996, the provision for income taxes totaled $36.3 million, up $8.7 million, or 31.7%, compared to the second quarter 1995 balance.

PROFITABILITY MEASURES

                                                     1996                     1995
                                             -------------------  -----------------------------
                                              Second     First     Fourth     Third     Second
                                             Quarter    Quarter   Quarter    Quarter   Quarter
                                             --------   --------  --------   --------  --------
Return on average assets                        1.47 %     1.40 %    1.36 %     1.20 %    1.15 %
Return on average common equity                18.68      17.86     17.35      16.00     15.48
Net interest margin                             4.39       4.28      4.07       3.95      4.06
Efficiency ratio (taxable equivalent)*          53.4       54.3      53.2       54.5      57.9

- ----------------
* Excludes securities gains (losses) and foreclosed property expense for all periods and nonrecurring items totaling $3,458 for the second quarter of 1995 and $6,117 for the third quarter of 1995.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Southern National Corporation held its annual meeting of the shareholders on April 23, 1996 to consider and vote upon the following matters:

(1) To elect eight Directors for three-year terms expiring in 1999. Of shares represented by proxy, votes in favor were 71,565,720 and votes opposed were 538,760.

(2) To approve amendments to the Corporation's 1995 Omnibus Stock Incentive Plan. Of shares represented by proxy, votes in favor were 63,737,006; votes against were 7,103,930 and abstentions were 1,329,590.

(3) To approve the Corporation's Amended and Restated Short-Term Incentive Plan. Of shares represented by proxy, votes in favor were 66,499,687; votes against were 4,214,526 and abstentions were 1,466,343.

(4) To ratify the reappointment of Arthur Andersen LLP as the Corporation's auditors for 1996. Of shares represented by proxy, votes in favor were 71,271,714; votes against were 383,279 and abstentions were 505,489.


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

(a) Exhibit 4.1 - Senior Indenture (including form of Senior Debt Security), between Southern National Corporation and State Street Bank and Trust Company, as Trustee, dated as of May 24, 1996 is included herein.

    Exhibit 4.2 - Subordinated Indenture (including form of Subordinated Debt Security), between Southern National Corporation and State Street Bank and Trust Company, as Trustee, dated as of May 24, 1996 is included herein.

    Exhibit 11 - "Computation of Earnings Per Share" is included herein.

    Exhibit 27 - "Financial Data Schedule" is included in the electronically-filed document as required.

(b) Southern National filed a Form 8-K under Item 5 on April 15, 1996 to report the results of operations and financial condition as of March 31, 1996. Southern National filed a Form 8-K under Item 5 on May 3, 1996 to report the plans to acquire Regional Acceptance Corporation. Southern National filed a Form 8-K under Item 5 on July 12, 1996 to report the results of operations and financial condition as of June 30, 1996.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SOUTHERN NATIONAL CORPORATION
                                         (Registrant)



Date: August 14, 1996                        By:      /s/ Scott E. Reed
      ---------------                           --------------------------------
                                Scott E. Reed, Senior Executive Vice President
                                          and Chief Financial Officer



Date: August 14, 1996                        By:    /s/ Sherry A. Kellett
     ----------------                           --------------------------------
                                Sherry A. Kellett, Executive Vice President and
                                    Controller (Principal Accounting Officer)