Form 10-Q
period 1996-09-30
SOUTHERN NATIONAL CORP /NC/
filed 1996-11-14
CIK 92230

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                               SEPTEMBER 30, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (Check Mark) No__

     At October 31, 1996, 109,113,999 shares of the registrant's common stock, $5 par value, were outstanding.

     This Form 10-Q has 21 pages. The Exhibit Index is included on page 19.

                         SOUTHERN NATIONAL CORPORATION

                                   FORM 10-Q

                               SEPTEMBER 30, 1996

                                     INDEX

                                                                                                                       PAGE NO.
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..........................................................................        3
          Consolidated Financial Statements.........................................................................        3
          Notes to Consolidated Financial Statements................................................................        7
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................        9
          Analysis of Financial Condition...........................................................................        9
          Asset/Liability Management................................................................................       11
          Capital Adequacy and Resources............................................................................       12
          Analysis of Results of Operations.........................................................................       13
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings.........................................................................................       19
  Item 6. Exhibits and Reports on Form 8-K..........................................................................       19
SIGNATURES..........................................................................................................       20
EXHIBIT 2 Agreement and Plan of Reorganization between Southern National Corporation and United Carolina Bancshares
          Corporation, dated November 1, 1996, and exhibits thereto:
            a) Stock Option Agreement between Southern National Corporation and United Carolina Bancshares
          Corporation and b) Stock Option Agreement between United Carolina Bancshares Corporation and Southern
          National Corporation.
EXHIBIT 11 Computation of Earnings Per Share
EXHIBIT 27 Financial Data Schedule -- Included with electronically-filed document only.                                ......

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                                   SEPTEMBER
                                                                                                      30,        DECEMBER 31,
                                                                                                     1996            1995
                                                                                                    (DOLLARS IN THOUSANDS,
                                                                                                    EXCEPT PER SHARE DATA)
ASSETS
  Cash and due from banks......................................................................   $   656,632    $    585,527
  Interest-bearing deposits with banks.........................................................           429           1,172
  Federal funds sold and securities purchased under resale agreements or similar
     arrangements..............................................................................         7,433         118,977
  Securities available for sale................................................................     5,489,878       5,201,344
  Securities held to maturity (market value: $130,291 at September 30, 1996, and $159,886 at
     December 31, 1995)........................................................................       126,848         153,969
  Loans held for sale..........................................................................       178,582         245,280
  Loans and leases, net of unearned income.....................................................    13,932,414      13,706,711
     Allowance for loan and lease losses.......................................................      (184,203)       (175,588)
       Loans and leases, net...................................................................    13,748,211      13,531,123
  Premises and equipment, net..................................................................       314,406         313,858
  Other assets.................................................................................       574,138         485,180
       TOTAL ASSETS............................................................................   $21,096,557    $ 20,636,430
LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing demand deposits..........................................................   $ 2,039,356    $  1,885,725
  Savings and interest checking................................................................     1,380,011       1,591,488
  Money rate savings...........................................................................     3,204,789       3,049,810
  Other time deposits..........................................................................     8,394,256       8,157,033
       Total deposits..........................................................................    15,018,412      14,684,056
  Short-term borrowed funds....................................................................     2,095,282       2,595,416
  Long-term debt...............................................................................     2,050,211       1,383,935
  Accounts payable and other liabilities.......................................................       275,846         261,681
       TOTAL LIABILITIES.......................................................................    19,439,751      18,925,088
SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par, 5,000,000 shares authorized, none issued and outstanding at
     September 30, 1996, and 733,869 at December 31, 1995......................................            --           3,669
  Common stock, $5 par, 300,000,000 shares authorized, 109,112,010 issued and outstanding at
     September 30, 1996, and 109,151,655 at December 31, 1995..................................       545,560         545,758
  Paid-in capital..............................................................................       137,974         269,404
  Retained earnings............................................................................       987,979         865,658
  Loan to employee stock ownership plan and unvested restricted stock..........................        (2,971)         (4,314)
  Net unrealized (depreciation) appreciation on securities available for sale..................       (11,736)         31,167
       TOTAL SHAREHOLDERS' EQUITY..............................................................     1,656,806       1,711,342
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................................   $21,096,557    $ 20,636,430

          See accompanying notes to consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                                                    FOR THE NINE MONTHS
                                                                       FOR THE THREE MONTHS                ENDED
                                                                       ENDED SEPTEMBER 30,             SEPTEMBER 30,
                                                                        1996          1995          1996           1995
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans and leases............................   $320,498      $321,808      $ 957,961      $ 938,187
  Interest and dividends on securities.............................     84,796        79,528        236,117        233,814
  Interest on short-term investments...............................        208           401            584          1,790
     Total interest income.........................................    405,502       401,737      1,194,662      1,173,791
INTEREST EXPENSE
  Interest on deposits.............................................    144,489       142,779        421,847        415,093
  Interest on short-term borrowed funds............................     24,594        48,688         81,602        141,748
  Interest on long-term debt.......................................     28,842        20,384         76,678         49,768
     Total interest expense........................................    197,925       211,851        580,127        606,609
NET INTEREST INCOME................................................    207,577       189,886        614,535        567,182
  Provision for loan and lease losses..............................     13,500         7,933         38,161         23,315
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES......    194,077       181,953        576,374        543,867
NONINTEREST INCOME
  Service charges on deposit accounts..............................     27,340        22,381         79,358         66,162
  Mortgage banking activities......................................      6,992         9,019         24,834         18,581
  Trust income.....................................................      5,963         4,483         16,803         13,478
  Agency insurance commissions.....................................      5,549         3,479         16,315         11,757
  Other insurance commissions......................................      2,943         2,195          8,117          8,095
  Other nondeposit fees and commissions............................     17,780        14,233         50,894         40,977
  Securities gains (losses), net...................................        705         1,114            543        (18,731)
  Other noninterest income.........................................      7,650         5,821         20,131         28,597
     Total noninterest income......................................     74,922        62,725        216,995        168,916
NONINTEREST EXPENSE
  Personnel expense................................................     74,599        74,300        225,297        275,693
  Occupancy and equipment expense..................................     26,750        25,621         76,965         83,243
  Foreclosed property expense......................................        214           524          1,306          2,258
  Federal deposit insurance expense................................     36,293         2,901         42,820         18,881
  Other noninterest expense........................................     49,878        43,775        144,461        159,835
     Total noninterest expense.....................................    187,734       147,121        490,849        539,910
EARNINGS
  Income before income taxes.......................................     81,265        97,557        302,520        172,873
  Income tax expense...............................................     25,299        32,971         98,536         58,813
  Net income.......................................................     55,966        64,586        203,984        114,060
     Preferred dividend requirements...............................         --         1,255            610          3,843
     Income applicable to common shares............................   $ 55,966      $ 63,331      $ 203,374      $ 110,217
PER COMMON SHARE
  Net income:
     Primary.......................................................   $    .50      $    .57      $    1.85      $    1.01
     Fully diluted.................................................   $    .50      $    .56      $    1.83      $    1.00
     Cash dividends declared.......................................   $    .27      $    .23      $     .73      $     .63
AVERAGE SHARES OUTSTANDING
  Primary..........................................................   110,841,221   110,162,172   110,071,975    109,489,491
  Fully diluted....................................................   111,013,052   114,996,393   111,722,834    114,782,862

          See accompanying notes to consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                                                       RETAINED
                                                    SHARES OF                                          EARNINGS
                                                     COMMON       PREFERRED     COMMON     PAID-IN       AND
                                                      STOCK         STOCK       STOCK      CAPITAL      OTHER*       TOTAL
                                                                             (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1994, AS PREVIOUSLY
  REPORTED......................................   102,215,032     $ 3,850     $511,075    $285,599    $695,953    $1,496,477
  Merger with Regional Acceptance Corporation
     accounted for under the pooling of
     interests method of accounting.............     5,794,215          --       28,971      (9,800)      9,900        29,071
BALANCE, DECEMBER 31, 1994, AS RESTATED.........   108,009,247       3,850      540,046     275,799     705,853     1,525,548
Add (Deduct)
  Net income....................................            --          --           --          --     114,060       114,060
  Common stock issued...........................     2,478,754          --       12,393      24,821          --        37,214
  Redemption of common stock....................    (1,436,550)         --       (7,183)    (25,674)         --       (32,857)
  Net appreciation on securities available for
     sale.......................................            --          --           --          --      80,905        80,905
  Preferred stock cancellations and
     conversions................................        66,447        (148)         332      (2,555)         --        (2,371)
  Cash dividends declared:
     Common stock...............................            --          --           --          --     (77,593)      (77,593)
     Preferred stock............................            --          --           --          --      (3,811)       (3,811)
  Amortization of unearned stock compensation...            --          --           --          --       1,141         1,141
BALANCE, SEPTEMBER 30, 1995.....................   109,117,898     $ 3,702     $545,588    $272,391    $820,555    $1,642,236

BALANCE, DECEMBER 31, 1995, AS PREVIOUSLY
  REPORTED......................................   103,357,440     $ 3,669     $516,787    $279,204    $874,403    $1,674,063
  Merger with Regional Acceptance Corporation
     accounted for under the pooling of
     interests method of accounting.............     5,794,215          --       28,971      (9,800)     18,108        37,279
BALANCE, DECEMBER 31, 1995, AS RESTATED.........   109,151,655       3,669      545,758     269,404     892,511     1,711,342
Add (Deduct)
  Net income....................................            --          --           --          --     203,984       203,984
  Common stock issued...........................     1,804,663          --        9,023      36,070          --        45,093
  Redemption of common stock....................    (6,179,000)         --      (30,895)   (149,495)         --      (180,390)
  Net depreciation on securities available for
     sale.......................................            --          --           --          --     (42,903)      (42,903)
  Preferred stock cancellations and
     conversions................................     4,334,692      (3,669)      21,674     (18,005)         --            --
  Cash dividends declared:
     Common stock...............................            --          --           --          --     (81,053)      (81,053)
     Preferred stock............................            --          --           --          --        (610)         (610)
  Amortization of unearned stock compensation...            --          --           --          --       1,343         1,343
BALANCE, SEPTEMBER 30, 1996.....................   109,112,010     $    --     $545,560    $137,974    $973,272    $1,656,806

* Includes net unrealized appreciation (depreciation) on securities available for sale, unvested restricted stock and loan to employee stock ownership plan.

          See accompanying notes to consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                                                             1996          1995
                                                                                                           (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................................................   $  203,984    $  114,060
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan and lease losses................................................................       38,161        23,315
    Depreciation of premises and equipment.............................................................       29,403        24,469
    Amortization of intangibles........................................................................        5,364         8,740
    Accretion of negative goodwill.....................................................................       (4,678)       (4,751)
    Amortization of unearned stock compensation........................................................        1,343         1,141
    Discount accretion and premium amortization on securities, net.....................................        2,052         3,144
    Loss (gain) on sales of trading account securities, net............................................            2           (31)
    Loss (gain) on sales of securities, net............................................................         (543)       18,731
    Loss (gain) on sales of loans, net.................................................................       (6,127)       (3,366)
    Loss (gain) on disposals of premises and equipment, net............................................         (220)       (6,476)
    Loss (gain) on foreclosed property and other real estate, net......................................        2,066         1,353
    Proceeds from sales of trading account securities, net of purchases................................           (2)           31
    Proceeds from sales of loans held for sale.........................................................    1,107,666       380,443
    Purchases of loans held for sale...................................................................     (309,600)     (180,180)
    Origination of loans held for sale, net of principal collected.....................................     (725,241)     (406,631)
    Decrease (increase) in:
      Accrued interest receivable......................................................................       24,115       (26,239)
      Other assets.....................................................................................     (112,874)       28,240
    Increase (decrease) in:
      Accrued interest payable.........................................................................        2,526        18,961
      Accounts payable and other liabilities...........................................................       34,088        97,733
        Net cash provided by operating activities......................................................      291,485        92,687
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale.................................................      315,067     1,145,702
  Proceeds from maturities of securities available for sale............................................    1,631,600       688,757
  Purchases of securities available for sale...........................................................   (1,487,678)   (1,826,599)
  Proceeds from maturities of securities held to maturity..............................................       29,024       155,549
  Purchases of securities held to maturity.............................................................       (2,034)      (43,544)
  Leases made to customers.............................................................................      (53,082)      (33,842)
  Principal collected on leases........................................................................       35,419        34,401
  Loan originations, net of principal collected........................................................     (988,710)     (827,178)
  Purchases of loans...................................................................................      (79,344)       (5,382)
  Proceeds from disposals of premises and equipment....................................................        2,426        12,605
  Purchases of premises and equipment..................................................................      (40,213)      (61,250)
  Proceeds from sales of foreclosed property...........................................................       10,730         8,107
  Proceeds from sales of other real estate held for development or sale................................        5,672        11,447
  Other, net...........................................................................................           --        (9,177)
        Net cash used in investing activities..........................................................     (621,123)     (750,404)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.............................................................................      334,356       120,886
  Net (decrease) increase in short-term borrowed funds.................................................     (500,134)      125,410
  Proceeds from long-term debt.........................................................................    1,236,758     1,046,358
  Repayments of long-term debt.........................................................................     (570,482)     (651,831)
  Net proceeds from common stock issued................................................................       45,004        37,214
  Redemption of common stock...........................................................................     (180,390)      (32,857)
  Preferred stock cancellations and conversions........................................................           --        (2,371)
  Cash dividends paid on common and preferred stock....................................................      (76,656)      (57,770)
        Net cash provided by financing activities......................................................      288,456       585,039
Net Decrease in Cash and Cash Equivalents..............................................................      (41,182)      (72,678)
CASH AND CASH EQUIVALENTS at beginning of period.......................................................      705,676       671,777
CASH AND CASH EQUIVALENTS at end of period.............................................................   $  664,494    $  599,099
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest...........................................................................................   $  578,174    $  587,914
    Income taxes.......................................................................................      112,108        78,933
  Noncash financing and investing activities:
    Transfer of loans to foreclosed property...........................................................       13,200         6,438
    Transfer of fixed assets to other real estate owned................................................        8,416        21,846
    Common stock issued upon conversion of debentures..................................................           --         4,896
    Restricted stock issued............................................................................           88            --
    Securitization of mortgage loans...................................................................      817,268        53,540

          See accompanying notes to consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

A. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of Southern National Corporation and subsidiaries ("Southern National" or "SNC") as of September 30, 1996 and December 31, 1995; the consolidated statements of income for the three months and nine months ended September 30, 1996 and 1995; and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995.

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

B. NATURE OF OPERATIONS

     Southern National is a multi-bank holding company headquartered in Winston-Salem, North Carolina. Southern National conducts its operations in North Carolina, South Carolina and Virginia primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. The commercial banking subsidiaries, Branch Banking and Trust Company ("BB&T"), Branch Banking and Trust Company of South Carolina ("BB&T-SC") and Branch Banking and Trust Company of Virginia ("BB&T-VA"), provide a wide range of traditional banking services for retail and commercial customers, including small and mid-size businesses, public agencies and local governments, trust companies and individuals. Substantially all of Southern National's loans are to businesses and individuals in the Carolinas and Virginia. Subsidiaries of the commercial banks offer lease financing to commercial businesses and municipal governments; investment alternatives, including discount brokerage services, annuities, mutual funds and government and municipal bonds; life and property and casualty insurance on an agency basis; and insurance premium financing.

C. NEW ACCOUNTING PRONOUNCEMENTS

     During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and to be disposed of. The statement requires such assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any resulting impairment loss is required to be reported in the period in which the recognition criteria are first applied and met. Southern National adopted the provisions of the statement on January 1, 1996. The implementation did not have a material impact on the consolidated financial position or consolidated results of operations.

     In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires that mortgage banking enterprises recognize, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. The statement further requires mortgage banking enterprises to assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights. Southern National elected, in the third quarter of 1995, to adopt this statement effective as of January 1, 1995. The impact of the adoption of this statement resulted in additional mortgage banking income of $2.5 million, before taxes, or $.02 per fully diluted share, after taxes, during the first nine months of 1995. SFAS No. 122 prohibits retroactive application to prior years.

     In October of 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based compensation plans. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages the adoption of that method of accounting. However, the statement also allows entities to continue to account for such plans under Accounting Principles Board ("APB") Opinion No. 25. Entities electing to account for such plans in accordance with APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in the statement had been applied. Southern National adopted the statement effective January 1, 1996 and elected to continue to account for stock-based compensation plans under the provisions of APB Opinion No. 25. Therefore, the implementation of the statement did not have an impact on Southern National's consolidated financial position or consolidated results of operations. Southern National will make the required pro forma disclosures of net income and earnings per share using accounting methods prescribed by SFAS No. 123 in the Form 10-K for the year ending December 31, 1996.

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

D. MERGERS AND ACQUISITIONS

     On August 22, 1996, Southern National announced plans to acquire Fidelity Financial Bankshares Corporation ("Fidelity") of Richmond, Va. Under the terms of the agreement, Fidelity shareholders will receive .7931 shares of Southern National common stock for each share of Fidelity common stock held. The deal is valued at $24.68 per Fidelity share. The exchange ratio is fixed between Southern National stock prices of $26.50 and $31.50. Outside this collar, the exchange ratio is variable based on Southern National's common stock price and will fall within a range of .7137 and .8758. The transaction will be accounted for under the purchase method of accounting. Fidelity, with $321 million in assets, operates seven branches in the Richmond metropolitan area through its banking subsidiary, Fidelity Federal Savings Bank, which will merge into BB&T-VA.

     On September 1, 1996, Southern National completed the acquisition of Regional Acceptance Corporation of Greenville, N.C. ("Regional") in a stock transaction accounted for under the pooling-of-interests method of accounting. Accordingly, the consolidated financial statements and supplemental financial information contained herein has been restated to reflect Regional's financial condition and results of operations. Regional's shareholders received .3861 shares of Southern National stock in exchange for each share of Regional stock held. Pursuant to the acquisition, Southern National issued approximately 5.85 million shares of common stock. Regional will continue to operate as an independent subsidiary of Southern National Corporation. Regional, which specializes in indirect financing for consumer purchases of mid-model and late-model used automobiles, operates 28 branch offices in North Carolina, South Carolina, Tennessee and Virginia.

     On September 9, 1996, Southern National announced plans to acquire Boyle-Vaughan Associates, Inc., an independent insurance agency based in Columbia, S.C. On October 1, 1996, Southern National announced an agreement to acquire the William Goldsmith Agency Inc. and the C. Dan Joyner Insurance Agency, both based in Greenville, S.C. These insurance agencies will be accounted for as purchase transactions.

     On November 4, 1996, Southern National announced plans to acquire United Carolina Bancshares Corporation ("UCB") of Whiteville, N.C. in a stock transaction to be accounted for as a pooling of interests. Under the terms of the agreement, UCB shareholders will receive 1.135 shares of Southern National common stock in exchange for each share of UCB common stock held. The transaction, which will be structured as a tax-free exchange, is valued at $985 million, or $40.01 per UCB common share, based on the November 1, 1996 closing price of Southern National common stock of $35.25. The exchange ratio is subject to renegotiation if Southern National's stock price declines 20% compared to the stock price on the agreement date or declines 15% relative to an index of peer bank stocks. UCB, which conducts business primarily through its commercial banking subsidiaries, has $4.4 billion in assets and operates 153 branch offices in North and South Carolina.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This report includes statements which are based on current expectations. These statements are forward looking and actual results may differ materially from those contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Factors affecting the ultimate outcomes of these expectations include business conditions in the commercial banking industry, overall economic conditions, competitive factors with other financial institutions and with non-bank financial service companies, fluctuations in interest rates and other factors.

                        ANALYSIS OF FINANCIAL CONDITION

     Southern National's total assets at September 30, 1996 were $21.1 billion, a $460.1 million increase from the balance at December 31, 1995. The primary components of the increase were securities, which increased $261.4 million, and loans and leases, which grew $159.0 million. These increases were offset by declines in other earning assets of $112.3 million.

     Growth in loans was affected by securitizations. During 1996 and 1995, Southern National has transferred $1.2 billion in mortgage loans from the mortgage portfolio to the securities portfolio. During the third quarter of 1996, Southern National securitized $307.1 million of loans. This is designed to provide Southern National with additional liquidity and flexibility in managing mortgage loan assets. The resulting mortgage-backed securities are being used to replace lower-yielding U.S. Treasuries in the securities portfolio as they mature, thereby improving margin. Management intends to hold the mortgage-backed securities in the available for sale portfolio for the foreseeable future. Annualized loan growth, excluding the impact of these securitizations, was 9.1% comparing end of period loans at September 30, 1996 and December 31, 1995. Average loans, excluding the impact of $974.8 million of securitized loans, increased at an annualized rate of 7.4% comparing the quarters ended September 30, 1996 and 1995. Growth in average loans has been healthy in all categories comparing the quarterly averages for the third quarters of 1996 and 1995. Mortgage loans, excluding the impact of the loan securitizations, grew at a rate of 5.5%, average commercial loans increased
8.3% over the same time frame and average consumer loans grew at a rate of 8.2%. The trends in lending have been improving since the completion of the merger of equals and momentum has particularly increased in recent quarters.

     At September 30, 1996, securities available for sale had unrealized depreciation, after tax, of $11.7 million compared to unrealized appreciation, after tax, of $31.2 million at December 31, 1995. The taxable equivalent yield on the securities portfolio during the third quarter was 6.74%, up from 6.32% for the fourth quarter of 1995 and up from 6.23% for the third quarter of the prior year. During the fourth quarter of 1995, Southern National began to restructure the balance sheet by changing the mix of investments held. The primary result of this strategy has been a reduction of holdings in U.S. Treasuries, as such investments have been replaced with securitized mortgage loans from Southern National's mortgage loan portfolio. The change in mix was undertaken to improve the overall investment yield of the securities portfolio, as reflected in these improved quarterly yields.

     On the liability side of the balance sheet, long-term debt rose $666.3 million compared to December 31, 1995, primarily as a result of the issuance of $225.0 million of senior bank notes and $250.0 million of subordinated notes during 1996. This growth was offset by a $500.1 million reduction in short-term borrowed funds compared to year end 1995.

     Total deposits increased by $334.4 million from the balance at December 31, 1995. Southern National, as well as many other financial institutions, has been experiencing a trend of slower deposit growth because of competition for deposits from various non-financial institution sources. However, through an increased emphasis on demand deposits, which composed 46% of the increase in total deposits, Southern National has experienced stronger growth during 1996. Noninterest-bearing demand deposits increased $153.6 million, or 8.1%, during the first nine months of 1996. Slower deposit growth during 1995 caused management to rely more heavily on nondeposit funding sources, such as Federal Home Loan Bank advances and Federal funds purchased. The improved deposit growth during 1996 also contributed to the reduction in short-term borrowed funds. Less reliance on short-term borrowed funds should provide more stability for the net interest margin.

ASSET QUALITY

     Nonperforming assets were $78.9 million at September 30, 1996, compared to $79.9 million at December 31, 1995. The allowance for losses as a percentage of loans and leases was 1.31% compared to 1.26% nine months earlier, and nonperforming assets as a percentage of loan-related assets were .56% at September 30, 1996 compared to .57% at December 31, 1995. Loans 90 days or more past due and still accruing interest totaled $28.2 million compared to a prior year-end balance of $29.1 million. Southern National has experienced higher levels of net charge-offs during 1996, particularly in the credit card category of consumer loans. This trend is consistent with other institutions; however, Southern National's credit card portfolio is small compared to our peers and the trend is not expected to have a significant impact on overall credit quality. Southern National's asset quality indicators remain at or above historic rates and management does not anticipate a material change in asset quality levels during the remainder of 1996.

     The provision for loan and lease losses for the first nine months of 1996 was $38.2 million compared to $23.3 million in the first nine months of 1995. The increase in the provision reflects higher net charge-offs during 1996 and continued growth in loans.

     Regional, Southern National's nonstandard automobile finance subsidiary, affects Southern National's credit quality through higher net charge-offs and nonperforming assets. This results from the cyclical nature of Regional's business and rapid growth of the subsidiary through expansion. The higher charge-offs are not expected to have a significant effect on Southern National's overall credit quality.

     Asset quality statistics relevant to the last five calendar quarters are presented in the accompanying table.

                             ASSET QUALITY ANALYSIS

                                                                    9/30/96     6/30/96     3/31/96     12/31/95    9/30/95
                                                                                     (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN & LEASE LOSSES
  Beginning balance..............................................   $181,269    $178,885    $175,588    $177,149    $178,929
  Provision for loan and lease losses............................     13,500      13,261      11,400      11,317       7,933
  Net charge-offs................................................    (10,566)    (10,877)     (8,103)    (12,878)     (9,713)
     Ending balance..............................................   $184,203    $181,269    $178,885    $175,588    $177,149
RISK ASSETS
  Nonaccrual loans and leases....................................   $ 63,088    $ 68,014    $ 69,473    $ 66,198    $ 65,807
  Foreclosed real estate.........................................      7,166       4,926       4,938       6,868       6,981
  Other foreclosed property......................................      8,609       7,426       6,336       6,784       5,914
     Nonperforming assets........................................   $ 78,863    $ 80,366    $ 80,747    $ 79,850    $ 78,702
  Loans 90 days or more past due and still accruing..............   $ 28,222    $ 18,025    $ 28,249    $ 29,094    $ 26,909
ASSET QUALITY RATIOS
Nonaccrual loans and leases as a percentage of total loans and
  leases.........................................................        .45%        .48%        .49%        .47%        .46%
Nonperforming assets as a percentage of:
  Total assets...................................................        .37         .39         .40         .39         .38
  Loans and leases plus foreclosed property......................        .56         .57         .57         .57         .55
Net charge-offs as a percentage of average loans and leases......        .30         .31         .23         .36         .27
Allowance for loan and lease losses as a percentage of loans and
  leases.........................................................       1.31        1.28        1.26        1.26        1.25
Ratio of allowance for loan and lease losses to:
  Net charge-offs................................................       4.38X       4.19x       5.49x       3.44x       4.60x
  Nonaccrual loans and leases....................................       2.92        2.67        2.57        2.65        2.69

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

     Balance sheet repositioning is the most cost-effective means of managing interest rate risk and is accomplished through strategic pricing of asset and liability accounts. The expected result of strategic pricing is the development of appropriate maturity and repricing streams in those accounts to produce consistent net income during adverse interest rate environments. The ALCO monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk on the balance sheet. These portfolios are analyzed for proper fixed-rate and variable-rate "mixes" given a specific interest rate outlook.

     Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point change over nine months, for the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's on-going objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings. At September 30, 1996, fluctuations in interest rate scenarios of this magnitude would not have a significant impact on Southern National's earnings.

     Future strategies for managing the balance sheet include maintaining an equity to asset ratio of 7.0% to 8.0%. The current equity ratio, at 7.9%, allows Southern National flexibility in making decisions affecting equity because current balances are at the top of the target range. Southern National recently announced plans to repurchase shares of its common stock for reissue in connection with the proposed acquisition of Fidelity. Repurchase of the shares should allow Southern National to manage its capital position more effectively. Management also intends to continue to eliminate low margin assets on the balance sheet. The securitizations, referred to earlier, have improved securities yields by moving $1.2 billion in mortgage loans to the securities portfolio where they have been used to replace lower yielding U.S. Treasuries as these investments have matured. This strategy will continue into the foreseeable future. Management is also considering non-certificate core funding strategies, as certificate accounts are not always the most cost-effective source of funding.

DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     Interest rate volatility often increases to the point that balance sheet repositioning through the use of account repricing and other on-balance sheet strategies cannot occur rapidly enough to avoid adverse net income effects. At those times, off-balance sheet or synthetic hedges are utilized. Management uses interest rate swaps, caps and floors to supplement balance sheet repositioning. These financial instruments are designed to move the interest sensitivity of Southern National toward a neutral position.

     Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to transform the repricing characteristics of an asset or liability from a fixed to a floating rate, a floating rate to a fixed rate, or one floating rate to another floating rate. The underlying principal positions are not affected. Swap terms generally range from one year to ten years depending on need. At September 30, 1996, interest rate swaps and floors with a total notional value of $1.1 billion, and terms of up to seven years, were outstanding.

     The following tables set forth certain information concerning Southern National's interest rate swaps and floors at September 30, 1996:

                         INTEREST RATE SWAPS AND FLOORS
                               SEPTEMBER 30, 1996

                                                                         NOTIONAL        RECEIVE          PAY          UNREALIZED
TYPE                                                                      AMOUNT          RATE           RATE        GAINS (LOSSES)
                                                                                          (DOLLARS IN THOUSANDS)
Receive fixed swaps..................................................   $   485,000         6.60%          5.51%       $    2,306
Pay fixed swaps......................................................       304,610          5.56           5.47               35
Basis swaps..........................................................       250,000          5.69           5.51           (1,718)
Floors...............................................................       105,000            --             --              284
Total................................................................   $ 1,144,610         6.08%          5.50%       $      907


                                                                          RECEIVE       PAY FIXED     BASIS SWAPS
YEAR-TO-DATE ACTIVITY                                                   FIXED SWAPS       SWAPS       AND FLOORS         TOTAL
Balance, December 31, 1995...........................................   $   140,000     $ 353,413      $ 250,000       $  743,413
Additions............................................................       450,000            --        105,000          555,000
Maturities/amortizations.............................................      (105,000)      (48,803)            --         (153,803)
Terminations.........................................................            --            --             --               --
Balance, September 30, 1996..........................................   $   485,000     $ 304,610      $ 355,000       $1,144,610

                                                                         ONE YEAR      ONE TO FIVE    AFTER FIVE
MATURITY SCHEDULE*                                                        OR LESS         YEARS          YEARS           TOTAL
Receive fixed swaps..................................................   $    35,000     $ 200,000      $ 250,000       $  485,000
Pay fixed swaps......................................................        15,604       284,620          4,386          304,610
Basis swaps..........................................................            --       250,000             --          250,000
Floors...............................................................            --       105,000             --          105,000
Total................................................................   $    50,604     $ 839,620      $ 254,386       $1,144,610

     *Maturities are based on full contract extensions.

                         CAPITAL ADEQUACY AND RESOURCES

     The maintenance of appropriate levels of capital is a management priority. Capital adequacy is monitored on an on-going basis by management. Southern National's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide future growth and compliance with all regulatory standards.

     Total shareholders' equity was $1.7 billion at September 30, 1996 and December 31, 1995. As a percentage of total assets, total shareholders' equity was 7.9% at September 30, 1996, down from 8.3% at December 31, 1995. Southern National's book value per common share at September 30, 1996 was $15.18, versus $15.04 at December 31, 1995. Average shareholders' equity as a percentage of average assets was 7.9% for the quarter ended September 30, 1996 and 8.2% for the three months ended December 31, 1995.

     Tier 1 and total risk-based capital ratios at September 30, 1996 were 11.3% and 14.3%, respectively. The leverage ratio was 7.9% at the end of the third quarter. The comparable ratios at the end of 1995 were 13.2%, 14.4% and 7.9%, respectively. These capital ratios measure the capital to risk-weighted assets and off-balance sheet items as defined by Federal Reserve Board ("FRB") guidelines. An 8.00% minimum of total capital to risk-weighted assets is required. One-half of the 8.00% minimum must consist of tangible common shareholders' equity (Tier 1 capital) under regulatory guidelines. The leverage ratio, established by the FRB, measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.00%.

     The declines in certain capital ratios reflect the impact of a common stock repurchase plan which was undertaken to facilitate the conversion of all of Southern National's preferred stock outstanding. The preferred stock was redeemed on

March 29, 1996, at the price of $104.05 per share. Each share of preferred stock was convertible into 5.9068 shares of common stock.

                            CAPITAL ADEQUACY RATIOS

                                                                                            1996                        1995
                                                                                 THIRD     SECOND      FIRST     FOURTH      THIRD
                                                                                QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
Average equity to average assets.............................................     7.93%      8.00%      8.20%      8.17%      7.83%
Equity to assets at period end...............................................     7.85       7.81       7.88       8.29       7.89
Risk-based capital ratios:
  Tier 1 capital.............................................................     11.3       11.9       12.3       13.2       12.1
  Total capital..............................................................     14.3       15.0       13.5       14.4       13.4
Leverage ratio...............................................................      7.9        7.9        7.7        7.9        7.7

                       ANALYSIS OF RESULTS OF OPERATIONS

     Southern National had net income for the first nine months of 1996 totaling $204.0 million, compared to $114.1 million during the first nine months of 1995. On a fully diluted per share basis, earnings for the nine months ended September 30, 1996 were $1.83, compared to $1.00 for the same period in 1995. For the third quarter, net income totaled $56.0 million, or $.50 per fully diluted share. This represents a 13.3% decrease from third quarter 1995 net income of $64.6 million, or $.56 per fully diluted share.

     The 1996 earnings reflect the impact of a one-time assessment levied by the Federal Deposit Insurance Corporation ("FDIC") totaling approximately $33 million on a pre-tax basis. The purpose of the assessment was to recapitalize the Savings Association Insurance Fund ("SAIF") and was levied on all institutions with SAIF-insured deposits. Southern National was significantly affected by the assessment because of its past thrift acquisitions.

     Excluding the impact of this assessment, Southern National earned $225.3 million for the first nine months of 1996, or $2.02 per fully diluted share. The significant increase from the prior year earnings resulted from $76.3 million in after-tax nonrecurring charges and securities losses related to the merger between Southern National and BB&T Financial Corporation ("BB&T FC") which were recorded in the first nine months of 1995. Excluding nonrecurring items from the prior year and the impact of the assessment recorded in the third quarter of 1996, Southern National's net income would have increased 18.3%, or $34.9 million. For the third quarter, net income totaled $77.2 million on a recurring basis compared to $68.3 million recorded for the third quarter of 1995, an increase of $9.0 million, or 13.2%. On a fully diluted per share basis, recurring net income for the quarter was $.70, a 18.6% increase over the $.59 earned on a recurring basis in the third quarter of 1995.

     Southern National's growth in recurring earnings resulted from three factors. First, net interest margin improved from 4.13% for the first nine months of 1995 to 4.43% for the first nine months of 1996. Second, following the merger of Southern National and BB&T FC, management targeted a growth rate in noninterest income of 20%. The 22.7% growth in recurring noninterest income for the nine months ended September 30, 1996 compared to the same period in 1995 exceeds this goal and demonstrates progress in achieving the revenue enhancements which were expected to be a strength of the combined bank. Third, Southern National has controlled noninterest expenses following the merger as shown by the improvement in the efficiency ratio to 53.3% from 56.4% for the nine months ended September 30, 1996 and 1995, respectively.

     Southern National's market area continues to grow at a healthy, sustainable rate. The core business has shown positive trends each of the six quarters since the Southern National / BB&T FC merger. Southern National's operations were somewhat affected by Hurricane Fran during the quarter. The hurricane caused significant damage to portions of BB&T's market area, as well as damaging certain banking offices and interrupting business in those offices. Management does not believe, however, that the hurricane caused any material impact on Southern National's consolidated financial condition or consolidated results of operations.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $639.4 million for the first nine months of 1996 compared to $591.1 million for the same period in 1995, a 8.2% increase. For the nine months ended September 30, 1996 and

1995, average interest-earning assets increased $107.4 million, or .6%, to $19.3 billion, while average interest-bearing liabilities decreased by $120.0 million. As mentioned previously, Southern National also experienced substantial positive development in the net interest margin. The 30 basis point increase in margin was primarily rate driven, rather than volume driven. The increase was caused primarily by a 43 basis point increase in yields from securities, combined with a 53 basis point decrease in rates paid on savings, interest checking and MRS sweeps, a 64 basis point decline in rates paid on short-term borrowed funds and a 52 basis point decrease in rates paid on long-term debt. These fluctuations reflect the restructuring of the securities portfolio, as well as other categories of the balance sheet, which has slowed growth in total assets, thus reducing Southern National's dependence on costly nondeposit funding sources. The improvement in margin also reflects a change in management focus from pricing strategies to quality strategies. Loans and deposits were very competitively priced following the merger of Southern National and BB&T FC to protect current market positions and retain customer relationships.

     The net interest margin was 4.42% for the third quarter, down from 4.49% for the second quarter of 1996. The reduction for the current quarter reflects the impact of prepayment penalties associated with changing the funding strategy for the recently-acquired Regional. Southern National paid off Regional's existing borrowings because Southern National has greater access to more cost-effective funding sources than were being utilized by Regional. Management anticipates improved net interest margins for Regional because of the changes made in funding.

     The following table demonstrates fluctuations in net interest income and the related yields, and details the portions of these changes caused by changes in rates versus changes in volumes.

                  NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                                                        CHANGE
                                    AVERAGE BALANCES          YIELD/RATE          INCOME/EXPENSE          INCREASE      DUE TO
  FULLY TAXABLE EQUIVALENT        1996           1995        1996    1995       1996          1995       (DECREASE)      RATE
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
  U.S. Treasury, government
    and other (5)..............  $ 4,943,840    $ 5,261,508    6.54%   6.08%   $  242,473    $  239,945     $  2,528     $ 17,474
  States and political
    subdivisions...............      152,762        172,660    9.04    8.92        10,356        11,540       (1,184)         160
    Total securities (5).......    5,096,602      5,434,168    6.61    6.18       252,829       251,485        1,344       17,634
Other earning assets (2).......       14,443         41,744    5.71    5.76           617         1,799       (1,182)         (16)
Loans and leases, net of
  unearned income (1)(3)(4)(5).   14,145,508     13,673,281    9.12    9.23       966,078       944,431       21,647      (11,577)
    Total Earnings assets......   19,256,553     19,149,193    8.45    8.36     1,219,524     1,197,715       21,809        6,041
    Non-earning assets.........    1,163,799      1,195,379
      TOTAL ASSETS.............  $20,420,352    $20,344,572
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  Savings, interest-checking and
    MRS sweeps.................  $ 3,141,071    $ 3,231,733    1.75    2.28        41,045        55,200      (14,155)     (12,695)
  Money market deposits........    1,398,939      1,634,222    3.55    3.53        37,211        43,110       (5,899)         357
  Time deposits................    8,323,308      7,697,780    5.51    5.50       343,591       316,783       26,808          696
    Total interest-bearing
      deposits.................   12,863,318     12,563,735    4.38    4.42       421,847       415,093        6,754      (11,642)
Short-term borrowed funds......    2,055,123      3,188,018    5.30    5.94        81,602       141,748      (60,146)     (13,898)
Long-term debt.................    1,756,915      1,043,602    5.86    6.38        76,678        49,768       26,910       (4,592)
    Total interest-bearing
      liabilities..............   16,675,356     16,795,355    4.65    4.83       580,127       606,609      (26,482)     (30,132)
    Demand deposits............    1,833,456      1,697,375
    Other liabilities..........      268,845        274,959
    Shareholders' equity.......    1,642,695      1,576,883
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY.....  $20,420,352    $20,344,572
Average interest rate spread...                                3.80    3.53
Net yield on earning assets....                                4.43%   4.13%   $  639,397    $  591,106     $ 48,291     $ 36,173
Taxable equivalent adjustment..                                                $   24,862    $   23,924

  FULLY TAXABLE EQUIVALENT     VOLUME
ASSETS
Securities (1):
  U.S. Treasury, government
    and other (5).............. $(14,946)
  States and political
    subdivisions...............   (1,344)
    Total securities (5).......  (16,290)
Other earning assets (2).......   (1,166)
Loans and leases, net of
  unearned income (1)(3)(4)(5).   33,224
    Total Earnings assets......   15,768
    Non-earning assets.........
      TOTAL ASSETS.............
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing deposits:
  Savings, interest-checking and
    MRS sweeps.................   (1,460)
  Money market deposits........   (6,256)
  Time deposits................   26,112
    Total interest-bearing
      deposits.................   18,396
Short-term borrowed funds......  (46,248)
Long-term debt.................   31,502
    Total interest-bearing
      liabilities..............    3,650
    Demand deposits............
    Other liabilities..........
    Shareholders' equity.......
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY.....
Average interest rate spread...
Net yield on earning assets.... $ 12,118
Taxable equivalent adjustment..

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

     Net interest income FTE for the third quarter of 1996 was $215.9 million, up from $198.4 million for the third quarter of 1995. The higher level of net interest income reflects a significant increase in the net interest margin, from 4.04% to 4.42% comparing the third quarters. The average yield earned on earning assets increased 11 basis points. However, the rates paid on interest-bearing liabilities declined by 26 basis points, with reductions in rates paid on deposits, short-term borrowed funds and long-term debt.

     Hedging strategies have been used in the past and will be utilized in the future to reduce sensitivity to interest rate movements. See "ASSET/LIABILITY MANAGEMENT" for additional discussion of hedging strategies.

NONINTEREST INCOME

     Noninterest income for the nine months ended September 30, 1996 was $217.0 million, compared to $168.9 million for the same period in 1995. Securities losses of $19.8 million recorded in the first quarter of 1995 were a major contributing factor to the increase in noninterest income. These securities losses resulted from a restructuring of the securities portfolio done in connection with the merger of Southern National and BB&T FC. However, Southern National also experienced positive development in core noninterest income. Service charges on deposits, mortgage banking activities, general and other insurance commissions and trust income all showed strong gains during the period. The percentage of total revenues, calculated as net interest income plus noninterest income excluding securities gains or losses, derived from noninterest (fee-based) income for the nine months ended September 30, 1996 was 26.0%, up from 24.9% for the first nine months of 1995. Management anticipates continued growth in noninterest income, with an ultimate target ratio of noninterest income to total revenues of 30%.

     Service charges on deposits grew for the first nine months in 1996 compared to 1995, increasing by $13.2 million, or 19.9%. The primary factor contributing to the significant growth in service charges on deposits was increased fees during 1996. For the third quarter, service charges increased $5.0 million, or 22.2%, over the same quarter last year. The greatest increases involved commercial account analysis income and overdraft charges. Looking forward, management anticipates new fees on automated teller machines ("ATMs") to provide an additional $6 million in fee income on an annual basis with very little related expense. As part of Southern National's emphasis on alternative delivery systems, management anticipates the addition of 75 new ATMs in existing branches and an additional 200 ATMs in non-branch locations.

     Trust income grew $3.3 million, or 24.7%, for the nine months ended September 30,1996 compared to the same period in 1995. For the third quarter of 1996, trust services income totaled $6.0 million, an increase of $1.5 million over the third quarter of 1995.

     Southern National also realized substantial growth in agency insurance commissions, up $4.6 million, or 38.8%, compared to the first nine months of 1995. The growth in agency insurance commissions resulted primarily from unusually large contingency commissions and earnings from sales of life insurance contracts. Comparing the third quarters of 1996 and 1995, agency insurance commissions grew at a rate of 59.5%. With the announced acquisitions of Boyle-Vaughan Associates, Inc., William Goldsmith Agency Inc. and the C. Dan Joyner Insurance Agency, all in South Carolina, Southern National has assembled the largest independent agency system in the Carolinas. Management anticipates continued growth in agency insurance commissions and will continue to pursue acquisitions of quality independent agencies.

     Mortgage banking activities increased 33.7%, or $6.3 million, for the nine months ended September 30, 1996 compared to the same period in 1995. For the third quarter of 1996, mortgage banking activities decreased $2.0 million, or 22.5%. The increase in the year-to-date balances resulted from increased net gains on higher volumes of sales of mortgage loans and higher fees during the first nine months of 1996. The reduction in the quarter reflects larger losses from loan sales recorded for the three months ended September 30, 1996.

     Other nondeposit fees and commissions increased by $9.9 million to a level of $50.9 million in 1996 compared with $41.0 million for the first nine months of 1995. The primary component generating the increase in nondeposit fees and commissions was investment services, which increased $5.7 million. For the third quarter of 1996, other nondeposit fees and commissions increased $3.5 million compared to the prior year, also driven by investment services.

     Other income decreased $8.5 million for the first nine months of 1996 because of a premium totaling $12.3 million relating to a divestiture of deposits recorded in 1995. This divestiture was necessary in order to comply with anti-trust laws following the merger of Southern National and BB&T FC. For the third quarter, other income increased $1.8 million compared with the third quarter of 1995.

                  NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                                                                       CHANGE
                                       AVERAGE BALANCES          YIELD/RATE        INCOME/EXPENSE        INCREASE      DUE TO
   FULLY TAXABLE EQUIVALENT          1996           1995        1996    1995      1996        1995      (DECREASE)      RATE
                                                                     (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5)..................   $ 5,210,191    $ 5,286,634    6.69%   6.20%   $ 87,080    $ 81,904     $  5,176     $  6,385
  States and political
    subdivisions...............       143,615        166,290    8.88    9.03       3,189       3,753         (564)         (55)
    Total securities (5).......     5,353,806      5,452,924    6.74    6.23      90,269      85,657        4,612        6,330
Other earning assets (2).......        14,983         31,033    5.79    5.13         218         401         (183)          46
Loans and leases, net of
  unearned income
  (1)(3)(4)(5).................    14,145,593     14,020,701    9.10    9.17     323,363     324,193         (830)      (2,819)
    Total earning assets.......    19,514,382     19,504,658    8.45    8.34     413,850     410,251        3,599        3,557
    Non-earning assets.........     1,188,691      1,240,632
      TOTAL ASSETS.............   $20,703,073    $20,745,290
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits:
  Savings, interest-checking
    and MRS sweeps.............   $ 3,105,541    $ 3,268,889    1.62    2.22      12,630      18,314       (5,684)      (4,773)
  Money market deposits........     1,437,753      1,514,249    3.63    3.40      13,132      12,974          158          833
  Time deposits................     8,596,251      7,722,931    5.49    5.73     118,727     111,491        7,236       (4,669)
    Total interest-bearing
      deposits.................    13,139,545     12,506,069    4.37    4.53     144,489     142,779        1,710       (8,609)
Short-term borrowed funds......     1,823,310      3,297,130    5.37    5.86      24,594      48,688      (24,094)      (3,870)
Long-term debt.................     1,977,109      1,309,932    5.80    6.17      28,842      20,384        8,458       (1,288)
    Total interest-bearing
      liabilities..............    16,939,964     17,113,131    4.65    4.91     197,925     211,851      (13,926)     (13,767)
    Demand deposits............     1,853,529      1,705,197
    Other liabilities..........       266,860        303,285
    Shareholders' equity.......     1,642,720      1,623,677
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY.....   $20,703,073    $20,745,290
Average interest rate spread...                                 3.80    3.43
Net yield on earning assets....                                 4.42%   4.04%   $215,925    $198,400     $ 17,525     $ 17,324
Taxable equivalent
  adjustment...................                                                 $  8,348    $  8,514

   FULLY TAXABLE EQUIVALENT       VOLUME
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5)..................  $ (1,209)
  States and political
    subdivisions...............      (509)
    Total securities (5).......    (1,718)
Other earning assets (2).......      (229)
Loans and leases, net of
  unearned income
  (1)(3)(4)(5).................     1,989
    Total earning assets.......        42
    Non-earning assets.........
      TOTAL ASSETS.............
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing deposits:
  Savings, interest-checking
    and MRS sweeps.............      (911)
  Money market deposits........      (675)
  Time deposits................    11,905
    Total interest-bearing
      deposits.................    10,319
Short-term borrowed funds......   (20,224)
Long-term debt.................     9,746
    Total interest-bearing
      liabilities..............      (159)
    Demand deposits............
    Other liabilities..........
    Shareholders' equity.......
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY.....
Average interest rate spread...
Net yield on earning assets....  $    201
Taxable equivalent
  adjustment...................

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

NONINTEREST EXPENSE

     Noninterest expense was $490.8 million for the first nine months of 1996 compared to $539.9 million for the same period a year ago. Merger-related accruals and expenses led to an elevated level of noninterest expense in the first nine months of 1995. These items included $104.8 million of pretax nonrecurring charges which primarily affected personnel expense, occupancy and equipment expense and other noninterest expense.

     Excluding nonrecurring charges, personnel expense, the largest component of noninterest expense, increased from $217.5 million for the first nine months of 1995 to $225.3 million for the same period in 1996. This modest increase of 3.6% reflects efficiencies of scale accomplished as a result of the Southern National/BB&T FC merger. The only component of personnel expense currently increasing is incentive compensation because of increased sales and higher productivity in many areas. The nonrecurring charges discussed above contributed $58.2 million to total personnel costs during the first nine months of 1995 in the form of severance pay, termination of employment contracts, early retirement packages and related benefits. For the third quarter of 1996, personnel expense totaled $74.6 million, a increase of $3.2 million from the $71.4 million recorded in the third quarter of 1995 on a recurring basis. This increase reflects additional incentive compensation, as discussed above.

     Occupancy and equipment expense, excluding nonrecurring charges, for the nine months ended September 30, 1996 increased $4.0 million, or 5.5%, compared to 1995. On-going depreciation of property and equipment purchased in connection with implementing the merger is a major component of the increase. The $10.3 million in nonrecurring charges relating to branch closings and the consolidation of bank operations and systems associated with the merger had a significant impact on the total occupancy and equipment expense in the prior year. For the third quarter of 1996, occupancy and equipment expense totaled $26.8 million, up slightly from the $25.9 million incurred on a recurring basis in the prior year.

     Federal deposit insurance expense increased $23.9 million, or 126.8%, for the nine months ended September 30, 1996, compared to the same period in the prior year, as a result of the recording of a one-time assessment by the FDIC on SAIF-insured deposits, as discussed above. During 1995 and 1996, significant legislation was passed affecting deposit insurance premiums. During the third quarter of 1995, the FDIC reduced the rates paid from $.23 per $100 to $.04 on deposits insured by the Bank Insurance Fund ("BIF"). Effective January 1, 1996, insurance premiums charged on BIF-insured deposits were eliminated because of the recapitalization of the BIF. Southern National continued to pay insurance premiums on SAIF-insured deposits during 1996 through the third quarter, when the one-time assessment was levied. The assessment recapitalized the SAIF, and, therefore, future insurance premiums on SAIF-insured deposits were eliminated. Effective January 1, 1997, Southern National will pay $.0644 per $100 of SAIF-insured deposits and $.0129 per $100 of BIF-insured deposits to service the Financing Corporation ("FICO") bonds. Southern National anticipates a reduction in FDIC-related expense in the fourth quarter of 1996 of $3.0 million and an annual cost savings of approximately $8.8 million. The one-time SAIF assessment eliminates a cost disadvantage Southern National had with some competitors who did not have SAIF-insured deposits. Southern National incurred Federal deposit insurance expense of $36.3 million during the third quarter of 1996, up from $2.9 million recorded in the prior year. The increase reflects the SAIF assessment, which totaled approximately $33 million, before tax, and was recorded during the third quarter.

     Excluding $36.3 million in nonrecurring charges which were recorded in the first nine months of last year, other noninterest expenses increased $20.9 million, or 16.9%. This increase was driven by increases in advertising, up $2.7 million and loan and lease expenses, up $5.3 million. The increased advertising costs are related to a marketing program to increase BB&T's brand identity. While it is difficult to measure the impact of advertising costs, and any program takes time to be effective, studies have noted an increase in BB&T's brand identity and in the "switch preference" of customers of competitors. Additional loan and lease expenses resulted from a home equity loan incentive program. For the third quarter, other expenses totaled $49.9 million, up from the $40.4 million recorded in the third quarter of 1995 on a recurring basis. This increase reflects higher levels of advertising and promotional expenditures made during the third quarter of 1996.

     Southern National's efficiency ratio, excluding the impact of the SAIF assessment, improved to 53.3% for the first nine months of 1996 compared to 56.4%, excluding nonrecurring charges, for the same period in 1995.

PROVISION FOR INCOME TAXES

     The provision for income taxes increased to $98.5 million for the first nine months of 1996 compared to $58.8 million recorded in the first nine months of 1995. Excluding the impact of the nonrecurring charges recorded in 1995, the income tax provision for the prior year totaled $95.2 million. Comparing the recurring balances, the provision for income taxes increased $15.0 million, or 15.8%, because of higher pretax income. Effective tax rates were 32.9% and 33.3% for the nine months ended September 30, 1996 and 1995, respectively. For the third quarter of 1996, the provision for income taxes totaled $37.0 million, excluding the impact of the assessment, up $1.6 million, or 4.6%, compared to the third quarter 1995 balance. The effective tax rates for the three months ended September 30, 1996 and 1995 were 32.4% and 34.2%, respectively.

                             PROFITABILITY MEASURES

                                                                                            1996                        1995
                                                                                 THIRD     SECOND      FIRST     FOURTH      THIRD
                                                                                QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
Return on average assets.....................................................     1.08%      1.50%      1.43%      1.39%      1.24%
Return on average common equity..............................................    13.55      18.77      17.99      17.50      16.19
Net interest margin..........................................................     4.42       4.49       4.38       4.17       4.04
Efficiency ratio (taxable equivalent)*.......................................     53.3       53.0       53.8       51.8       54.0

* Excludes securities gains (losses), foreclosed property expense and nonrecurring items for all periods.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit 2 -- Agreement and Plan of Reorganization between Southern
                      National Corporation and United Carolina Bancshares Corporation, dated November 1, 1996 and exhibits thereto:
                      a) Stock Option Agreement between Southern National Corporation and United Carolina Bancshares Corporation and
                      b) Stock Option Agreement between United Carolina Bancshares Corporation and Southern National Corporation.

       Exhibit 11 -- "Computation of Earnings Per Share" is included herein.

       Exhibit 27 -- "Financial Data Schedule" is included in the electronically-filed document as required.

     (b) Southern National filed a Form 8-K under Item 5 on April 15, 1996 to report the results of operations and financial condition as of March 31, 1996. Southern National filed a Form 8-K under Item 5 on May 3, 1996 to report plans to acquire Regional Acceptance Corporation of Greenville, N.C. Southern National filed a Form 8-K under Item 5 on July 12, 1996 to report the results of operations and financial condition as of June 30, 1996. Southern National filed a Form 8-K under Item 5 on August 27, 1996 to report plans to acquire Fidelity Financial Bankshares Corporation of Richmond, Va. Southern National filed a Form 8-K under Item 5 on September 3, 1996 to report that the acquisition of Regional Acceptance Corporation had been completed through the issuance of 5.85 million shares of common stock. Southern National filed a Form 8-K under Item 5 on October 11, 1996 to report the results of operations and financial condition as of September 30, 1996. Southern National filed a Form 8-K under Item 5 on October 11, 1996 to report plans to purchase a number of common shares equal to the amount issued in the Fidelity Financial Bankshares Corporation transaction. Southern National also reported that the transaction would be accounted for as a purchase, instead of a pooling of interests, which was originally planned. Southern National filed an 8-K under Item 5 on November 4, 1996 to report plans to acquire United Carolina Bancshares Corporation of Whiteville, N.C.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SOUTHERN NATIONAL CORPORATION
                                         (Registrant)

Date: November 14, 1996                  By: /s/          SCOTT E. REED
                                           SCOTT E. REED, SENIOR EXECUTIVE VICE
                                                          PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER

Date: November 14, 1996                  By: /s/        SHERRY A. KELLETT
                                             SHERRY A. KELLETT, EXECUTIVE VICE
                                                        PRESIDENT AND
                                             CONTROLLER (PRINCIPAL ACCOUNTING
                                                          OFFICER)