Form 10-K
period 1996-12-31
SOUTHERN NATIONAL CORP /NC/
filed 1997-03-17
CIK 92230

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

                               DECEMBER 31, 1996

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
                                   OF 1934:

                                               NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                  ON WHICH REGISTERED
         -----------------------               ---------------------

      COMMON STOCK, $5 PAR VALUE               NEW YORK STOCK EXCHANGE
         SHARE PURCHASE RIGHTS                 NEW YORK STOCK EXCHANGE

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

                               Yes  X     No
                                   ---       ---

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 31, 1997 was approximately $4.2 billion. The number of shares of the Registrant's Common Stock outstanding on January 31, 1997 was 109,466,577.

  Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 22, 1997, are incorporated by reference in
Part III of this Report.

                     The Exhibit Index begins on page 81.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX

                                                                           PAGE
                                                                          ------
 PART I    Item 1 Business.............................................     4
           Item 2 Properties...........................................   18, 59
           Item 3 Legal Proceedings....................................     70
           Item 4 Submission of Matters to a Vote of Shareholders......     2
                  None.
 PART II   Item 5 Market for the Registrant's Common Stock and Related    38-39
                   Shareholder Matters.................................
                  On November 7, 1996, the Registrant issued 70,207
                   shares of common stock to the three shareholders of
                   an insurance agency based in Greenville, South
                   Carolina in exchange for the transfer of
                   substantially all of the net assets of such agency
                   to Branch Banking and Trust Company ("BB&T-NC"). On
                   November 13, 1996, the Registrant issued 48,120
                   shares of common stock to the two shareholders of a
                   second insurance agency based in Greenville, South
                   Carolina in exchange for the transfer of
                   substantially all of the net assets of such agency
                   to BB&T-NC. On November 22, 1996, the Registrant
                   issued 492,063 shares of common stock to the five
                   shareholders of an insurance agency based in
                   Columbia, South Carolina in exchange for the
                   transfer of substantially all of the net assets of
                   such agency to BB&T-NC. The Registrant made each of
                   the foregoing issuances in reliance on the exemption
                   from registration provided under Section 4(2) of the
                   Securities Act and based on the number of purchasers
                   (as to each transaction and in the aggregate), their
                   ability to evaluate the merits and risks of the
                   investment and the absence of public solicitation of
                   investors.
           Item 6 Selected Financial Data..............................     42
           Item 7 Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................     19
           Item 8 Financial Statements and Supplementary Data..........     41
                  Consolidated Balance Sheets at December 31, 1996 and
                   1995................................................     45
                  Consolidated Statements of Income for each of the
                   years in the three-year period ended December 31,
                   1996................................................     46
                  Consolidated Statements of Changes in Shareholders'
                   Equity for each of the years in the three-year
                   period ended December 31, 1996......................     47
                  Consolidated Statements of Cash Flows for each of the
                   years in the three-year period ended December 31,
                   1996................................................     48
                  Notes to Consolidated Financial Statements...........     49
                  Report of Independent Public Accountants.............     44
                  Quarterly Financial Summary for 1996 and 1995........     41
           Item 9 Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosures.
                  None.
 PART III Item 10 Directors and Executive Officers of the Registrant...   *, 15
          Item 11 Executive Compensation...............................     *
          Item 12 Security Ownership of Certain Beneficial Owners and
                   Management..........................................     *
          Item 13 Certain Relationships and Related Transactions.......     *

 PART IV Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-
                  K
          (a)(1) Financial Statements (See Item 8 for reference).
             (2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
             (3) Exhibits have been filed separately with the Commission and are available upon written request.
          (b)    Southern National Corporation ("Southern National") filed a
                  Form 8-K on January 22, 1996, under Item 5 to report the results of operations and financial condition as of December
                  31, 1995. Southern National filed a Form 8-K under Item 5 on
                  April 15, 1996 to report the results of operations and financial condition as of March 31, 1996. Southern National filed a Form 8-K under Item 5 on May 3, 1996 to report plans to acquire Regional Acceptance Corporation of Greenville,
                  North Carolina. Southern National filed a Form 8-K under Item
                  5 on July 12, 1996 to report the results of operations and financial condition as of June 30, 1996. Southern National filed a Form 8-K under Item 5 on August 27, 1996 to report plans to acquire Fidelity Financial Bankshares Corporation of Richmond, Virginia. Southern National filed a Form 8-K under
                  Item 5 on September 3, 1996 to report that the acquisition of Regional Acceptance Corporation had been completed through the issuance of 5.85 million shares of common stock. Southern
                  National filed a Form 8-K under Item 5 on October 11, 1996 to report the results of operations and financial condition as of September 30, 1996. Southern National filed a Form 8-K under Item 5 on October 11, 1996 to report plans to purchase a number of common shares equal to the amount issued in the Fidelity Financial Bankshares Corporation transaction.
                  Southern National also reported that the transaction would be accounted for as a purchase, instead of a pooling of interests, which was originally planned. Southern National filed a Form 8-K under Item 5 on November 4, 1996 to report plans to acquire United Carolina Bancshares Corporation of Whiteville, North Carolina. Southern National filed a Form 8-
                  K under Item 5 on December 19, 1996 to announce the adoption of a shareholder rights plan. Southern National filed a Form
                  8-K under Item 5 on January 14, 1997 to report the results of operations and financial condition as of December 31, 1996.

--------
* The information called for by Item 10 is incorporated herein by reference to the information that appears under the headings "Additional Matters Relating to the SNC Meeting--Election of Directors" and "--Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders.

 The information called for by Item 11 is incorporated herein by reference to the information that appears under the headings "Additional Matters Relating to the SNC Meeting--Compensation of Executive Officers", "Retirement Plans" and "SNC Compensation Committee Report on Executive Compensation" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders.

 The information called for by Item 12 is incorporated herein by reference to the information that appears under the headings "Additional Matters Relating to the SNC Meeting--Security Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders.

 The information called for by Item 13 is incorporated herein by reference to the information that appears under the headings "Additional Matters Relating to the SNC Meeting--Compensation Committee Interlocks and Insider Participation" and "Transactions with Officers and Directors" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                   BUSINESS

GENERAL

  Southern National Corporation ("Southern National" or the "Corporation") is a multi-bank holding company headquartered in Winston-Salem, North Carolina. Southern National conducts its operations in North Carolina, South Carolina and Virginia primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. Substantially all of Southern National's loans are to businesses and individuals in the Carolinas and Virginia. The principal assets of Southern National are all of the outstanding shares of common stock of Branch Banking and Trust Company, of Winston-Salem, North Carolina; BB&T Financial Corporation of South Carolina, located in Greenville, South Carolina, which in turn owns all the outstanding shares of Branch Banking and Trust Company of South Carolina; BB&T Financial Corporation of Virginia, which in turn owns all the outstanding shares of Branch Banking and Trust Company of Virginia; and Regional Acceptance Corporation of Greenville, North Carolina.

 Subsidiaries

  Branch Banking and Trust Company ("BB&T-NC"), Southern National's largest subsidiary, is the oldest bank in North Carolina and currently operates through 299 banking offices throughout North Carolina. BB&T-NC focuses on providing a wide range of banking services in its local market for retail and commercial customers, including small and mid-sized businesses, public agencies and local governments, trust customers and individuals. BB&T-NC's subsidiaries include BB&T Leasing Corp., in Charlotte, North Carolina, which offers lease financing to commercial businesses. BB&T Investment Services, Inc., also a wholly-owned subsidiary of BB&T-NC located in Wilson, North Carolina, offers customers investment alternatives, including discount brokerage services, fixed-rate and variable-rate annuities, mutual funds and government and municipal bonds. BB&T Insurance Services, Inc., located in Raleigh, North Carolina, offers life and property and casualty insurance on an agency basis. Southern National currently has the largest independent insurance agency network in North and South Carolina. BB&T-NC has numerous additional subsidiaries, including Goddard Technology Corporation, which engages in the design and production of imaging and security devices and programs, and Prime Rate Premium Finance Corporation, Inc., which provides insurance premium financing and services to customers in Virginia and the Carolinas. BB&T-NC also owns 51% of AutoBase Information Systems, Inc. ("AutoBase"), a Charlotte, North Carolina-based company that uses advanced technologies to simplify the car-buying process for consumers and automotive dealers.

  Branch Banking & Trust Company of South Carolina ("BB&T-SC") serves South Carolina through 95 banking offices. BB&T-SC focuses on providing a wide range of banking services in its local market for retail and commercial customers, including small and mid-sized businesses, public agencies, local governments, trust customers and individuals. BB&T-SC's subsidiaries include BB&T Investment Services of South Carolina, Inc., which is licensed as a general broker/dealer of securities and is currently engaged in the retailing of mutual funds, U.S. Government securities, municipal securities, fixed and variable rate insurance annuity products and unit investment trusts.

  Branch Banking & Trust Company of Virginia ("BB&T-VA"), operates 21 banking offices in the Hampton Roads Region of Virginia. BB&T-VA offers a full range of commercial and retail banking services and provides Southern National with a strong initial presence in Virginia.

  Regional Acceptance Corporation ("Regional Acceptance"), a subsidiary of Southern National, was acquired effective September 1, 1996. Regional Acceptance, which operates 28 branch offices in the Carolinas, Tennessee and Virginia, specializes in indirect financing for consumer purchases of mid-model and late-model used automobiles.

  Unified Investors Life Insurance Company ("Unified") is a reinsurer and underwriter of certain credit life and credit accident and health insurance policies written by a non-affiliated insurance company in connection with loans made by the bank subsidiaries.

  The following table discloses selected information related to Southern National's banking subsidiaries:

-------------------------------------------------------------------------------

                                    TABLE 1
                SELECTED FINANCIAL DATA OF BANKING SUBSIDIARIES
         AS OF / FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                      BB&T-NC                           BB&T-SC                       BB&T-VA
                        ----------------------------------- -------------------------------- --------------------------
                           1996        1995        1994        1996       1995       1994      1996     1995     1994
                        ----------- ----------- ----------- ---------- ---------- ---------- -------- -------- --------
                                                            (DOLLARS IN THOUSANDS)
Total assets........... $16,595,684 $15,991,534 $15,245,447 $3,826,477 $3,818,547 $4,084,659 $790,955 $737,462 $700,343
Securities.............   4,164,538   4,236,682   4,088,564    929,753    942,193  1,064,061  147,019  154,358  187,461
Loans and leases, net
 of unearned income*...  11,253,963  10,599,611   9,922,471  2,635,833  2,703,600  2,725,868  550,218  505,767  450,798
Deposits...............  11,975,969  11,544,525  10,925,196  2,987,021  2,923,981  2,956,733  690,318  669,000  628,750
Shareholder's equity...   1,307,223   1,111,680   1,104,458    373,622    360,262    303,058   67,039   60,734   47,865
Net interest income....     609,150     555,765     549,231    159,000    153,669    157,550   35,144   31,231   28,863
Provision for loan and
 lease losses..........      36,875      24,772       8,004      7,355      4,718      7,241    2,550    1,910    2,600
Noninterest income.....     277,775     198,122     183,862     54,459     55,094     44,432   10,296    4,650    8,793
Noninterest expense....     543,788     528,477     446,902    128,315    114,915    120,929   24,839   25,965   24,832
Net income.............     208,406     136,016     183,240     52,785     58,566     47,109   11,791    4,853    7,011

--------
* Includes loans held for sale.

-------------------------------------------------------------------------------

 Acquisitions and Pending Mergers

  Profitability and market share have been enhanced through both internal growth and acquisitions in recent years. The acquisition strategy of Southern National is focused on three primary objectives: (1) to pursue in-market acquisitions of high-quality banks and thrifts in the $250 million to $5 billion range, (2) to acquire companies in niche markets that provide products or services that can be offered to Southern National's current customer base, and (3) to build a portfolio of "venture capital" investments by taking an equity interest in first and second stage companies that have a product with potential application for the financial services industry.

  On September 1, 1996, Southern National acquired Regional Acceptance in a stock transaction valued at $167 million. Regional Acceptance's shareholders received .3861 shares of Southern National's common stock for each share of common stock held.

  On August 22, 1996, Southern National announced plans to acquire Fidelity Financial Bankshares Corporation of Richmond, Virginia, ("Fidelity") in a stock transaction valued at $59.4 million. Fidelity, with $321 million in assets, operates seven branches in the Richmond metropolitan area through its subsidiary, Fidelity Federal Savings Bank. The savings bank will merge into BB&T-VA. The merger of Fidelity will be accounted for as a purchase.

  On August 29, 1996, Southern National announced that it had become a majority shareholder of AutoBase, by purchasing 51% of the Charlotte, North Carolina-based company's outstanding common stock. AutoBase will continue to operate under its name as a subsidiary of BB&T-NC.

  Southern National also purchased certain assets and liabilities of four insurance agencies during 1996 with combined premiums of $65 million. These agencies were Boyle-Vaughan Associates, Inc., of Columbia, South Carolina, the William Goldsmith Agency Inc. and the C. Dan Joyner Insurance Agency, both of Greenville, South Carolina and the James R. Lingle Agency, Inc. of Florence, South Carolina. These acquisitions solidify Southern National's position as the Carolinas' largest network of independent insurance agencies.

  On November 4, 1996, Southern National and United Carolina Bancshares Corporation ("UCB") jointly announced the signing of a merger agreement. The merger will be accounted for as a pooling of interests in which UCB shareholders will receive 1.135 shares of Southern National common stock for each share of UCB common stock held. The transaction is valued at $985 million.

  On January 23, 1997, Southern National announced plans to acquire Refloat, Inc. of Mount Airy, North Carolina, and its principal subsidiary, Sheffield Financial Corp., a finance company in Clemmons, North Carolina that specializes in loans to small commercial lawn care businesses across the country.

  On February 4, 1997, Southern National announced plans to acquire Phillips Factors Corporation and its subsidiaries, Phillips Financial Corporation and Phillips Acceptance Corporation, all of High Point, North Carolina. Phillips Financial Corporation, which will operate as a subsidiary of Southern National, purchases and manages receivables in the temporary staffing industry nationwide. It also provides payroll processing services to that industry. Phillips Factors Corporation buys and manages account receivables primarily in the furniture, textiles and home furnishings-related industries.

 Competition

  The banking industry is highly competitive and dramatic change continues to occur. The banking subsidiaries of Southern National compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies and insurance companies. Competition for financial products continues to grow as customers move to nontraditional financial institutions. For additional information on markets, Southern National's competitive position and strategies, see "Market Area" and "Lending Activities" below.

MARKET AREA

  Southern National's primary market area consists of North Carolina, South Carolina and Virginia. The area's employment base consists of manufacturing industries, service, wholesale/retail, financial centers and agricultural enterprises. Among the primary area industries in which Southern National has significant commercial lending relationships are textiles, furniture and health care. Southern National believes its current market area is adequate to support consistent growth in assets and deposits in the future. Even so, management expects to continue to employ aggressive growth strategies, including possible expansion into neighboring states. The current market area includes numerous small communities that Southern National seeks to serve. Management believes that maintaining a community bank approach as asset size and available services grow will strengthen the Corporation's ability to move into new states and communities and to target small to mid-sized commercial customers in these areas.

LENDING ACTIVITIES

  The primary goal of the Southern National lending function is to help customers achieve their financial goals and secure their financial futures. This purpose can best be accomplished by building strong, profitable customer relationships over time, with Southern National becoming an important contributor to the prosperity and well-being of its customers. Southern National's philosophy of lending is to attempt to meet all legitimate business and consumer credit needs within defined market segments where standards of safety, profitability and liquidity can be met.

  Southern National focuses lending efforts on small to intermediate commercial and industrial loans, one-to-four family residential mortgage loans and other consumer loans. Typically, fixed-rate mortgage loans are sold in the secondary mortgage market and adjustable-rate mortgages are retained for the portfolio. Loan growth typically follows economic cycles and has been steady, with increasing momentum, during 1996. Management's lending strategy is to establish market share in strategic cities and develop customer relationships by providing quality products and services to the customer base. Once the relationship is established, management focuses on small business lending and retail banking through the branches to generate additional growth. During 1996, management's lending focus emphasized marketing loan products from a quality, service-driven perspective. After the merger of Southern National and BB&T Financial Corporation in early 1995, pricing strategies surrounding loans and deposits were very competitive in order to protect current market positions and retain customer relationships. However, market research performed during and after the merger identified quality service as the primary concern of borrowers.

  It is Southern National's intention to conduct lending activities in the context of the Corporation's community bank focus, with decentralized lending decisions made as close to the customer as practicable.

-------------------------------------------------------------------------------

                                    TABLE 2
                   COMPOSITION OF LOAN AND LEASE PORTFOLIO*

                                                DECEMBER 31,
                         -----------------------------------------------------------
                            1996        1995        1994        1993        1992
                         ----------- ----------- ----------- ----------- -----------
                                           (DOLLARS IN THOUSANDS)
Loans--
 Commercial, financial
  and agricultural...... $ 2,375,121 $ 2,098,306 $ 2,679,046 $ 2,031,561 $ 1,868,658
 Real estate--
  construction and land
  development...........   1,228,043     949,513     701,181     702,108     592,267
 Real estate--mortgage..   8,513,945   8,671,941   7,787,792   7,114,136   5,947,434
 Consumer...............   1,830,519   1,716,399   1,702,058   1,608,443   1,532,536
                         ----------- ----------- ----------- ----------- -----------
  Loans held for invest-
   ment.................  13,947,628  13,436,159  12,870,077  11,456,248   9,940,895
  Loans held for sale...     219,469     245,280     136,855     682,097     426,281
                         ----------- ----------- ----------- ----------- -----------
   Total loans..........  14,167,097  13,681,439  13,006,932  12,138,345  10,367,176
Leases..................     576,991     376,152     304,544     225,312     170,358
                         ----------- ----------- ----------- ----------- -----------
  Total loans and
   leases............... $14,744,088 $14,057,591 $13,311,476 $12,363,657 $10,537,534
                         =========== =========== =========== =========== ===========

--------
* Balances are gross of unearned income.

-------------------------------------------------------------------------------

 One-to-Four Family Residential Mortgage Lending

  Southern National engages in mortgage loan originations by offering fixed- and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. As mentioned above, the Corporation usually retains adjustable-rate loans for the portfolio and sells fixed-rate loans and government loans within the secondary mortgage market. Servicing rights on loans sold are typically retained by Southern National. Loans are generally offered in amounts up to 95% of the appraised value of the collateral for terms up to 30 years based on the qualifications of the borrower. Except in the Community Reinvestment Act ("CRA") program discussed below, private mortgage insurance is required in an amount sufficient to reduce Southern National's exposure to less than 80% of the loan-to-value ratio. Pricing for mortgage loans is established to be highly-competitive with area lenders. Southern National does not originate loans with negative amortization. Risks associated with the residential lending function include interest rate risk, which is mitigated through the sale of substantially all fixed-rate loans, and default risk by the borrower, which is lessened through underwriting procedures and private mortgage insurance. Southern National also purchases mortgage loans through various correspondents and subjects them to the same underwriting and investment strategies as loans originated through the branch delivery system.

  The Corporation also offers, as part of its CRA program, more flexible underwriting criteria to broaden the availability of mortgage loans in the communities Southern National serves. CRA loans are available at loan-to-value ratios up to 97% for households with incomes up to a specified percentage of county median incomes. Such loans do not require private mortgage insurance. These loans are currently retained in the portfolio since they do not meet the necessary requirements to be sold in the secondary mortgage market at the time of origination.

 Commercial Lending

  Southern National's commercial lending program is generally targeted to serve small to middle-market businesses with sales of $250 million or less, although in-house limits do allow lending to larger customers, including national customers who have some reasonable business connections with the Corporation's geographically-served markets. Commercial lending includes commercial, financial, agricultural, industrial and real estate loans. Pricing on commercial loans, driven largely by competition, is usually tied to the prime rate.

 Construction Lending

  Real estate construction loans include 12 month contract housing loans which are intended to convert to permanent one-to-four family residential mortgage loans upon completion of the construction. These loans have terms and options similar to residential mortgage loans and allow a rate to be "locked in" by the borrower during the 12 month construction period. The loans also allow a "float down" option once during the term of the construction loan. Southern National also originates commercial construction loans. These loans are usually to in-market developers, businesses, individuals or real estate investors for the construction of commercial structures in the Corporation's market area, including, but not limited to, industrial facilities, apartments, shopping centers, office buildings, hotels and warehouses. The properties may be for sale, lease or owner-occupancy. The Corporation generally requires the borrower to make a commitment to "take-out" the construction loan and typically requires significant levels of pre-sales, pre-leasing or, in the case of owner-occupied properties, that the owner has adequate resources to repay the debt. Generally, these loans carry floating interest rates tied to the Corporation's prime interest rate or some other similar index, and range in term from six to eighteen months.

 Consumer Lending

  Southern National offers various consumer loan products. Both secured and unsecured loans are marketed to existing clients and to any other creditworthy candidates. Standard Home Equity Loans and Lines are underwritten with note amounts and credit limits that ensure consistency with the Corporation's loan-to-value policy (80% for consumer loans secured by real estate). Numerous forms of unsecured loans, including revolving credits (bankcards, DDA overdraft protection and personal lines of credit) are provided and various installment loan products, including vehicle loans, are offered. Pricing of such loans is based, to a great degree, on in-market competition. Closed-end installment loans are usually priced as fixed-rate simple interest loans, while most revolving products are priced with variable rates.

  Through the acquisition of Regional Acceptance, Southern National is expanding the sales finance function by accepting riskier loans on customer purchases of mid-model to late-model used automobiles. Such loans are priced higher than Southern National's normal grade consumer loans based on the higher level of risk associated with these types of loans.

 Leasing

  Southern National provides commercial leasing products and services in North Carolina, South Carolina and Virginia primarily through BB&T Leasing Corp. ("Leasing"). Since Leasing is a separate subsidiary, it is not restricted to North and South Carolina to obtain business. Leasing provides three primary products: finance or capital leases, true leases (as defined under the Internal Revenue Code) and other operating leases. Leasing provides products and services for small to medium-sized commercial customers primarily in Southern National's market area. Such products include vehicles, rolling stock and tangible personal property. Leasing is seeking to augment the existing customer base with larger commercial customers. For the twenty-two year history with Southern National, the sales effort of Leasing has been directed at fleet leasing. The mix of vehicle and equipment leases has remained approximately 75% vehicle to 25% equipment.

  Southern National also solicits leasing business from municipalities in North and South Carolina through its subsidiary banks.

-------------------------------------------------------------------------------

                                    TABLE 3
              SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY*

                                                    DECEMBER 31, 1996
                                           ------------------------------------
                                           COMMERCIAL,
                                            FINANCIAL
                                               AND      REAL ESTATE:
                                           AGRICULTURAL CONSTRUCTION   TOTAL
                                           ------------ ------------ ----------
                                                  (DOLLARS IN THOUSANDS)
Fixed rate:
  1 year or less (2)......................  $  185,734   $  189,241  $  374,975
  1-5 years...............................     294,990       93,208     388,198
  After 5 years...........................      65,553          --       65,553
                                            ----------   ----------  ----------
    Total.................................     546,277      282,449     828,726
                                            ----------   ----------  ----------
Variable rate:
  1 year or less (2)......................     859,556      633,547   1,493,103
  1-5 years...............................     877,845      312,047   1,189,892
  After 5 years...........................      91,443          --       91,443
                                            ----------   ----------  ----------
    Total.................................   1,828,844      945,594   2,774,438
                                            ----------   ----------  ----------
      Total loans and leases (1)..........  $2,375,121   $1,228,043  $3,603,164
                                            ==========   ==========  ==========

--------
* Balances are gross of unearned income.

(1) The table excludes:

      (i)   consumer loans to individuals for household, family and
            other personal expenditures............................ $  1,830,519
      (ii)  real estate mortgage loans..............................   8,513,945
      (iii) loans held for sale....................................      219,469
      (iv)  leases..................................................     576,991
                                                                    ------------
                                                                    $ 11,140,924
                                                                    ============

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

-------------------------------------------------------------------------------

NONACCRUAL LOANS AND LEASES

  It is Southern National's policy to place commercial loans and leases on nonaccrual status when full collection of principal and interest becomes doubtful, or when any portion of principal or interest becomes 90 days past due, whichever occurs first. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period and any prior year interest is charged off. Interest payments received thereafter are applied as a reduction to the remaining principal balance so long as concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when the collectability of principal or interest is no longer doubtful.

  Mortgage loans and other consumer loans are also placed on nonaccrual status when full collection of principal and interest becomes doubtful, but they are subject to longer periods of time before they are automatically placed on nonaccrual. This period of time varies for different types of consumer loans.

ALLOWANCE FOR LOAN AND LEASE LOSSES

  The allowance for loan and lease losses is established through a provision for loan and lease losses based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. This evaluation, which includes a review of loans for which full collectability may not be reasonably assured, considers the loans' risk grades, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant consideration in providing for an adequate reserve. Southern National utilizes ten "risk grades" to determine the repayment capacity of borrowers. Southern National's objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration in order to reduce overall credit risk by minimizing the adverse impact of any single event or combination of related events. Although management believes that the best information available is used to determine the adequacy of the allowance, the nature of the process by which management determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Unforeseen market conditions could result in adjustments in the allowance which would affect earnings. Future additions to Southern National's allowance will be the result of periodic loan, property and collateral reviews as well as projected changes in overall economic and real estate markets.

-------------------------------------------------------------------------------

                                    TABLE 4
                       ALLOCATION OF RESERVE BY CATEGORY

                                                                DECEMBER 31,
                          -----------------------------------------------------------------------------------------
                                1996              1995              1994              1993              1992
                          ----------------- ----------------- ----------------- ----------------- -----------------
                                   % LOANS           % LOANS           % LOANS           % LOANS           % LOANS
                                   IN EACH           IN EACH           IN EACH           IN EACH           IN EACH
                           AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                           (DOLLARS IN THOUSANDS)
Balance at end of period
 applicable to:
 Commercial, financial
  and agricultural......  $ 25,750    16%   $ 27,824    15%   $ 35,869    20%   $ 44,018    17%   $ 31,036    18%
Real estate:
 Construction and land
  development...........    11,036     8      13,443     7      10,874     5      12,311     6      10,260     5
 Mortgage...............    77,251    60      76,079    63      63,186    60      63,996    62      50,444    60
                          --------   ---    --------   ---    --------   ---    --------   ---    --------   ---
 Real estate--total.....    88,287    68      89,522    70      74,060    65      76,307    68      60,704    65
                          --------   ---    --------   ---    --------   ---    --------   ---    --------   ---
Consumer................    38,626    12      27,254    13      25,812    13      24,581    14      21,677    15
Leases..................     3,679     4       3,443     2         906     2       1,218     1       1,313     2
Unallocated.............    27,590   --       27,545   --       37,455   --       24,664   --       21,910   --
                          --------   ---    --------   ---    --------   ---    --------   ---    --------   ---
 Total..................  $183,932   100%   $175,588   100%   $174,102   100%   $170,788   100%   $136,640   100%
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

-------------------------------------------------------------------------------

                                    TABLE 5
              COMPOSITION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                 DECEMBER 31,
                          ---------------------------------------------------------------
                             1996         1995         1994         1993         1992
                          -----------  -----------  -----------  -----------  -----------
                                            (DOLLARS IN THOUSANDS)
Balance, beginning of
 period.................  $   175,588  $   174,102  $   170,788  $   138,456  $   117,113
                          -----------  -----------  -----------  -----------  -----------
 Charge-offs:
  Commercial, financial
   and agricultural.....       (8,966)     (10,151)     (10,759)     (23,912)     (27,131)
  Real estate...........      (10,555)      (9,993)      (6,694)      (7,502)     (10,796)
  Consumer..............      (39,195)     (23,969)     (13,467)     (14,369)     (18,873)
  Lease receivables.....         (768)        (614)        (647)        (771)      (1,428)
                          -----------  -----------  -----------  -----------  -----------
   Total charge-offs....      (59,484)     (44,727)     (31,567)     (46,554)     (58,228)
                          -----------  -----------  -----------  -----------  -----------
 Recoveries:
  Commercial, financial
   and agricultural.....        4,632        4,177        6,770        5,892        3,872
  Real estate...........        4,501        2,567        2,308        1,261        3,340
  Consumer..............        4,898        4,442        4,208        3,716        3,096
  Lease receivables.....          136          395          295          149          188
                          -----------  -----------  -----------  -----------  -----------
   Total recoveries.....       14,167       11,581       13,581       11,018       10,496
                          -----------  -----------  -----------  -----------  -----------
Net charge-offs.........      (45,317)     (33,146)     (17,986)     (35,536)     (47,732)
                          -----------  -----------  -----------  -----------  -----------
 Provision charged to
  expense...............       53,661       34,632       20,181       54,558       63,584
                          -----------  -----------  -----------  -----------  -----------
 Allowance of loans
  acquired in purchase
  transactions..........          --           --         1,119       13,310        3,675
                          -----------  -----------  -----------  -----------  -----------
Balance, end of period..  $   183,932  $   175,588  $   174,102  $   170,788  $   136,640
                          ===========  ===========  ===========  ===========  ===========
Average loans and
 leases*................  $14,190,985  $13,768,629  $12,456,509  $11,235,092  $10,194,358
Net charge-offs as a
 percentage of average
 loans and leases.......         0.32%        0.24%        0.14%        0.32%        0.47%
                          ===========  ===========  ===========  ===========  ===========

--------
* Loans and leases are net of unearned income and include loans held for sale.

-------------------------------------------------------------------------------

NONPERFORMING ASSETS AND CLASSIFIED ASSETS

  Nonperforming assets include nonaccrual loans and leases, foreclosed real estate and other repossessions. Loans are considered delinquent in most cases the first day after payment is due. After a loan has been delinquent for ten days, Southern National mails a reminder notice to borrowers, and if the borrower does not contact a collection officer, late charges are assessed on the sixteenth day after the due date. Numerous attempts to work with the borrower to establish a repayment plan are made throughout the delinquent period of the loan. When a commercial loan or unsecured consumer loan becomes 90 days past due, the loan is placed on nonaccrual status. For mortgage and most other consumer loans, the period of time before a delinquent loan is placed on nonaccrual status varies, as discussed above. In some cases, loans may be placed on nonaccrual status earlier based on specific circumstances surrounding the loan. If the collection of principal and/or interest becomes doubtful at any time during the collection process, the loan is placed on nonaccrual status. Every effort is made to reach an agreement on payment with the borrower. If it becomes necessary to foreclose on loans, acquired assets are aggressively marketed to minimize the cost of carrying such assets.

INVESTMENT ACTIVITIES

  Southern National maintains a portion of its assets as investment securities. Banks are allowed to purchase, sell, deal in and hold certain investment securities as prescribed by bank regulations. These investments include all obligations of the U.S. Treasury, agencies of the Federal government, obligations of any state or political subdivision, various types of corporate debt, mutual funds, limited equity securities and certain derivative securities.

  Investment portfolio activities are governed internally by a written, board-approved investment policy. Investment policy is carried out by the Corporation's Asset and Liability Committee ("ALCO") which meets regularly to review the economic environment, assess current activities for appropriateness and establish investment strategies. The ALCO also has much broader responsibilities which are discussed in the section, Market Risk Management, of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Investment strategies are established by the ALCO in consideration of the interest rate cycle, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Corporation. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets and liabilities to cover unanticipated deposit and loan fluctuations, seasonal funds flow variations and overall funds management objectives; (ii) to provide eligible securities to secure public funds and trust deposits as prescribed by law; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

  Within the overall context of the primary purposes of portfolio management as just described, investment strategy during 1996 was established and continually adjusted within an environment of stable short-term interest rates since the second quarter, as set by the Federal Reserve's Open Market Committee.

  At December 31, 1996, the investment portfolio represented approximately 25% of the total assets of the Corporation. Management has judged overall liquidity and interest rate sensitivity to be adequate to allow the continued growth of both the investment and loan portfolios. As described below, during 1996 and 1995 whole mortgage loans were securitized and placed in the investment portfolio, increasing investment yields, improving the liquidity of those assets, and reducing required loan reserves. A similar amount of lower-yielding investments was allowed to mature; thus, the total amount of securities holdings was only slightly reduced as a percentage of total assets. Overall liquidity was maintained at acceptable levels and balance sheet profitability was increased.

  As has been the case for the past several years, investment activity during 1996 was centered on obligations of the U.S. Treasury and Federal agencies. Including mortgage-backed securities, U.S. Treasuries and Federal agencies comprised 92% of the total book value of the portfolio at year end. The value of these securities from return and quality perspectives made them relatively more attractive than other types of investments. Emphasis continued to be placed on short and intermediate-term maturities, balancing reasonable stability between liquidity and yield. The average contractual maturity of the entire portfolio at December 31, 1996 was 7 years and 4 months compared to 3 years at December 31, 1995. This increase in maturity reflects rapid growth in Southern National's holdings of mortgage-backed securities resulting from the securitization of $1.2 billion of mortgage loans during 1995 and 1996. These mortgage-backed securities have replaced U.S. Treasuries in the portfolio which have significantly shorter contractual maturities than mortgage-backed securities. However, the actual cash flows relating to the investment portfolio, particularly for mortgage-backed securities, are expected to be significantly shorter than contractual maturity because the actual payments of the securities and the resultant opportunity to reinvest those cash flows are subject to prepayments. At December 31, 1996, the approximate expected maturity of Southern National's investment portfolio was 3 years. Table 11--"Securities" shows the maturity distribution by category of Southern National's investment portfolio at December 31, 1996.

  The following table provides information regarding the composition of Southern National's securities portfolio.

-------------------------------------------------------------------------------

                                    TABLE 6
                      COMPOSITION OF SECURITIES PORTFOLIO

                                                        DECEMBER 31,
                                              --------------------------------
                                                 1996       1995       1994
                                              ---------- ---------- ----------
                                                   (DOLLARS IN THOUSANDS)
Securities held to maturity (at amortized
 cost):
  U.S. Treasury, government and agency obli-
   gations................................... $    6,283 $    9,461 $1,190,558
  States and political subdivisions..........    118,435    144,508    165,520
  Mortgage-backed securities.................        --         --     608,676
  Other securities...........................        --         --         665
                                              ---------- ---------- ----------
    Total securities held to maturity........    124,718    153,969  1,965,419
                                              ---------- ---------- ----------
Securities available for sale (at estimated
 fair value):
  U.S. Treasury, government and agency
   obligations...............................  3,115,625  4,060,423  3,024,792
  States and political subdivisions..........     22,875     20,773     16,918
  Mortgage-backed securities.................  1,725,715    977,727    310,314
  Other securities...........................    272,574    142,421    107,674
                                              ---------- ---------- ----------
    Total securities available for sale......  5,136,789  5,201,344  3,459,698
                                              ---------- ---------- ----------
Total securities............................. $5,261,507 $5,355,313 $5,425,117
                                              ========== ========== ==========

-------------------------------------------------------------------------------

SOURCES OF FUNDS

  Deposits are the primary source of funds for lending and investing activities. The amortization and scheduled payment of loans and maturities of investment securities provide a stable source of funds, while deposit fluctuations and loan prepayments are significantly influenced by the overall interest rate environment and other market conditions. Federal Home Loan Bank ("FHLB") advances, Federal funds purchased and other short-term borrowed funds all provide supplemental liquidity sources based on specific needs, or if management determines that these are the best sources of funds to meet current requirements.

 Deposits

  Customer deposits are attracted principally from within Southern National's market area through the offering of a broad selection of deposit instruments including demand deposits, negotiable order of withdrawal accounts, passbook and statement savings accounts, money rate savings, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and the interest rate. Interest rates paid on specific deposits are set by the ALCO and are determined based on (i) the interest rates offered by competitors, (ii) anticipated needs for cash and the timing of the cash flow needs offset by the availability of more cost-effective funding sources and
(iii) anticipated future economic conditions and interest rates. Customer deposits are attractive sources of liquidity because of stability, pricing control and the ability to generate fee income through the cross-sale of deposit-related services.

-------------------------------------------------------------------------------

                                    TABLE 7
                        TIME DEPOSITS $100,000 AND OVER

                                                          (DOLLARS IN THOUSANDS)
Maturity
  Less than three months.................................       $  881,276
  Four through six months................................          451,835
  Seven through twelve months............................          352,348
  Over twelve months.....................................          318,921
                                                                ----------
BALANCE AT DECEMBER 31, 1996.............................       $2,004,380
                                                                ==========

  At December 31, 1996, the scheduled maturities of time deposits are $5.7 billion, $2.1 billion, $214.2 million, $151.7 million and $57.9 million for each of the next five years. The maturities for 2002 and later years total $22.7 million.

-------------------------------------------------------------------------------

 Short-Term Borrowed Funds

  Southern National's ability to borrow significant funds through non-deposit sources generates additional flexibility to meet the needs of customers by offsetting liquidity risk and to reach the goals set by the ALCO. Components of short-term borrowed funds at year end were master notes, securities sold under repurchase agreements, FHLB advances, Federal funds purchased and U.S. Treasury tax and loan deposit notes payable.

-------------------------------------------------------------------------------

                                    TABLE 8
                           SHORT-TERM BORROWED FUNDS

  The following information summarizes certain pertinent information for the past three years on short-term borrowed funds:

                                              1996        1995        1994
                                           ----------  ----------  ----------
                                                (DOLLARS IN THOUSANDS)
Maximum outstanding at any month-end
 during the year.......................... $2,326,704  $3,828,258  $3,060,225
Average outstanding during the year.......  2,011,565   3,148,179   2,389,428
Average interest rate during the year.....       5.27%       5.91%       4.33%
Average interest rate at end of year......       4.79        5.36        5.48

-------------------------------------------------------------------------------

CAPITAL ADEQUACY AND RESOURCES

  Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors. Southern National's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to provide future growth and compliance with all regulatory standards. Close attention is given to regulatory levels of capital as percentages of assets and risk-weighted assets. The accompanying table outlines the regulatory minimums for Tier 1 capital, total risk-based capital and the leverage ratio, as well as such amounts for Southern National as of December 31, 1996.

-------------------------------------------------------------------------------

                                    TABLE 9
                               CAPITAL ADEQUACY

                                        REGULATORY SOUTHERN BB&T-  BB&T-  BB&T-
                                         MINIMUMS  NATIONAL  NC     SC     VA
                                        ---------- -------- -----  -----  -----
Risk-based capital ratios:
  Tier 1 capital (1)...................    4.0%      11.7%  11.0%  14.4%  11.7%
  Total risk-based capital (2).........    8.0       14.7   12.3   15.7   12.9
Tier 1 leverage ratio (3)..............    3.0        8.0    7.5    9.7    8.6

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

-------------------------------------------------------------------------------

EXECUTIVE OFFICERS OF SOUTHERN NATIONAL

  Southern National's Chairman and Chief Executive Officer is John A. Allison,
IV. Mr. Allison is 48 and has 26 years of service with the Corporation. (For purposes of this paragraph, the term "Corporation" refers to both Southern National Corporation and the former BB&T Financial Corporation.) W. Kendall Chalk is the Senior Executive Vice President for the Lending Group. Mr. Chalk is 51 and has served for 22 years. Robert E. Greene is the President of Branch Banking and Trust Company and is the Senior Executive Vice President for Administrative Services for the Corporation. Mr. Greene is 47 and has served the Corporation for 24 years. Kelly S. King is the President of Southern National Corporation and is the Senior Executive Vice President for the Branching Network. Mr. King is 48 and has 25 years of service with the Corporation. Morris D. Marley is the Senior Executive Vice President for Funds Management. Mr. Marley is 46 and has served the Corporation for 12 years. Scott E. Reed is the Senior Executive Vice President and Chief Financial Officer. Mr. Reed is 48 and has 25 years of service with the Corporation. Michael W. Sperry is the Senior Executive Vice President for Corporate Banking. Mr. Sperry is 52 and has 7 years of service with the Corporation. Henry G. Williamson, Jr. is the Chief Operating Officer for the Corporate Group. Mr. Williamson is 49 and has 25 years of service with the Corporation. Prior to the merger of BB&T Financial Corporation with Southern National Corporation in 1995, Messrs. Allison, Chalk, King, Reed and Williamson served in substantially the same positions with BB&T Financial Corporation.

                       CERTAIN REGULATORY CONSIDERATIONS

GENERAL

  As a bank holding company, Southern National is subject to regulation under the Bank Holding Company Act of 1956 (as amended, the "BHCA") and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

  As state-chartered commercial banks, BB&T-NC, BB&T-SC and BB&T-VA (collectively, the "Banks") are subject to regulation, supervision and examination by state bank authorities in their respective home states. These authorities include the North Carolina Commissioner, in the case of BB&T-NC, the South Carolina Commissioner, in the case of BB&T-SC, and the Virginia State Corporation Commission's Bureau of Financial Institutions, in the case of BB&T-VA. Each of the Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC"). State and federal law also govern the activities in which the Banks engage, the investments they make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Banks' operations.

  The earnings of Southern National's subsidiaries, and therefore the earnings of Southern National, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including those referred to above. The following description summarizes some of the state and federal laws to which Southern National and the Banks are subject. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

PAYMENT OF DIVIDENDS

  Southern National is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of the revenues of Southern National result from amounts paid as dividends to Southern National by its bank subsidiaries. Southern National's banking subsidiaries are subject to state laws and regulations that limit the amount of dividends they can pay. In addition, both Southern National and the Banks are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. Southern National does not expect that any of these laws, regulations or policies will materially impact the ability of its Banks to pay dividends. During the year ended December 31, 1996, the Banks recorded $125.7 million in cash dividends to Southern National.

CAPITAL

  The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, Southern National and the Banks are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit), of 8%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" and, together with Tier 1 capital, "total capital"). At December 31, 1996, Southern National's Tier 1 capital and total capital ratios were 11.7% and 14.7%, respectively, and the ratio of total capital to total risk-adjusted assets for BB&T-NC, BB&T-SC, and BB&T-VA were 12.3%, 15.7% and 12.9%, respectively.

  In addition, each of the Federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These requirements provide for a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% for banks and bank holding companies that meet certain specified criteria. All other banks and bank holding companies will generally be required to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. Southern National's leverage ratio at December 31, 1996 was 8.0%, and the Banks' leverage ratios were 7.5%, 9.7% and 8.6%, respectively.

  The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

DEPOSIT INSURANCE ASSESSMENTS

  The deposits of each Bank are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Banks are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. However, approximately 40% of the deposits of BB&T-NC and BB&T-SC (relating to the Banks' acquisitions of various savings associations) are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC.

  Pursuant to budget reconciliation legislation enacted in 1996, the FDIC imposed a special assessment on SAIF-assessable deposits of $.657 per $100 of SAIF-assessable deposits in order to increase the SAIF's net worth to 1.25% of SAIF-insured deposits as of October 1, 1996. Certain institutions that engaged in thrift acquisitions, including BB&T-NC and BB&T-VA, received a 20% discount on the assessment. As a result, the pre-tax impact of the special assessment on Southern National was approximately $33 million and was recorded as an expense as of September 30, 1996.

  The FDIC thereafter equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. Thus, for the semi-annual period beginning January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because the legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is assessing BIF-insured deposits an additional
1.30 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.48 basis points per $100 of deposits, to cover those obligations.

OTHER SAFETY AND SOUNDNESS REGULATIONS

  There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the SAIF or the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the SAIF or the BIF or both. The FDIC's claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

  The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 1996, Southern National and each of the Banks were classified as well-capitalized.

  State regulatory authorities also have broad enforcement powers over the Banks, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator (with the approval of the Governor in the case of North Carolina) in order to conserve the assets of any such institution for the benefit of depositors and other creditors. The North Carolina Commissioner also has the authority to take possession of a state bank in certain circumstances, including, among other things, when it appears that such bank has violated its charter or any applicable laws, is conducting its business in an unauthorized or unsafe manner, is in an unsafe or unsound condition to transact its business or has an impairment of its capital stock.

INTERSTATE BANKING AND BRANCHING

  Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state will be authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date. States are authorized to enact laws permitting such interstate bank merger transactions prior to June 1, 1997, as well as authorizing a bank to establish "de novo" interstate branches. North Carolina, South Carolina and Virginia have enacted early "opt in" laws, permitting interstate bank merger transactions. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law.

EMPLOYEES

  At December 31, 1996, Southern National had approximately 7,800 full-time-equivalent employees.

PROPERTIES

  Southern National and its significant subsidiaries occupy headquarters offices that are either owned or operated under long-term leases and also own free-standing operations centers in Wilson, Charlotte and Lumberton, North Carolina. Branch office locations are variously owned or leased. The premises occupied by Southern National and its subsidiaries are considered to be well-located and suitably equipped to serve as financial service facilities. See Note F. "Premises and Equipment" of Notes to Consolidated Financial Statements in this report.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following discussion and analysis of the financial condition and results of operations of Southern National Corporation ("Southern National" or the "Corporation") for each of the three years in the period ended December 31, 1996, and related financial information are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of Southern National's 1996 performance.

  This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of Southern National. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment reduce margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes occur in the regulatory environment; (5) changes occur in business conditions and inflation; (6) expected cost savings associated with pending mergers cannot be fully realized; (7) deposit attrition, customer loss or revenue loss following pending mergers is greater than expected; (8) required operational divestitures associated with pending mergers are greater than expected; and
(9) changes occur in the securities markets.

  Economic indicators during 1996 revealed steady, modest growth in the economy and relatively low pressure on inflation. Job growth, retail sales, auto sales and home sales were moderate, with growth rates easing by the end of the year. Consumer confidence remained high throughout 1996, despite low levels of growth in the gross domestic product. The Federal Reserve's Open Market Committee, which determines pricing on key central funding sources, voted to cut the Federal funds rate 25 basis points to 5.25% in January, 1996. This was the central bank's only action on interest rates during the year. The commercial banking industry experienced slower growth in loans, with overall loan growth falling into the single digits. 1996 continued to be a year of industry consolidation, with several large bank mergers. Credit quality also began to modestly erode during the year, particularly in revolving credit portfolios, creating concern for institutions with large credit card portfolios.

ANALYSIS OF FINANCIAL CONDITION

  Average assets totaled $20.6 billion in 1996, an increase of approximately .8% over the average of $20.4 billion in 1995. Average assets increased 7.0%
in 1995 compared to 1994. At the end of 1996, assets totaled $21.2 billion. The modest growth during 1996 reflects a restructuring of the balance sheet undertaken by management during 1995. As further discussed below, Southern National has changed the composition of assets by securitizing mortgage loans and replacing U.S. Treasuries in the securities portfolio with the resulting mortgage-backed securities. These efforts have improved net interest margin by improving the yields of both the loans and securities portfolios while enabling management to pay down more volatile short-term borrowed funds. These actions have served to improve earnings while maintaining a steady level of total and average assets.

  Southern National's other assets increased $120.9 million in 1996 as a result of increases in cash surrender value of life insurance, up $58.9 million, mortgage servicing rights, which increased $18.8 million, and intangible assets, up $13.9 million.

  The five-year compound rate of growth in average assets was 8.5%. Over the same five-year period, the compound annual growth rates based on average balances have been 9.0% for loans, 9.2% for securities and 5.3% for deposits. All growth rates have been enhanced by the effects of acquisitions accounted for as purchases.

-------------------------------------------------------------------------------

                                   TABLE 10
                      COMPOSITION OF AVERAGE TOTAL ASSETS

                                                                    % CHANGE
                                                                 ----------------
                                                                 1996 V.  1995 V.
                             1996         1995         1994       1995     1994
                          -----------  -----------  -----------  -------  -------
                                (DOLLARS IN THOUSANDS)
Securities*.............  $ 5,175,119  $ 5,405,773  $ 5,350,982    (4.3)%    1.0 %
Federal funds sold and
 other earning assets...       13,631       44,384      130,670   (69.3)   (66.0)
Loans and leases, net of
 unearned income**......   14,190,985   13,768,629   12,456,509     3.1     10.5
                          -----------  -----------  -----------
Average earning assets..   19,379,735   19,218,786   17,938,161      .8      7.1
Non-earning assets......    1,194,335    1,185,084    1,134,455      .8      4.5
                          -----------  -----------  -----------
Average total assets....  $20,574,070  $20,403,870  $19,072,616      .8 %    7.0 %
                          ===========  ===========  ===========
Average earning assets
 as percent of average
 total assets...........         94.2%        94.2%        94.1%
                          ===========  ===========  ===========

--------
 * Based on amortized cost.
** Includes loans held for sale based on lower of amortized cost or market.
   Amounts are gross of the allowance for loan and lease losses.

-------------------------------------------------------------------------------

SECURITIES

  The securities portfolios provide earnings and liquidity, as well as providing an effective tool in managing interest rate risk. Management has historically emphasized investments with a maturity of five years or less because of the changing interest rate environment and to provide greater flexibility in balance sheet management. As a result of the acquisition of longer-term mortgage-backed securities, and the runoff of lower-yielding, shorter maturity U.S. Treasuries, the maturity of the total portfolio now exceeds seven years. However, the actual expected maturity of the investment portfolio is approximately three years because of the faster prepayment streams associated with mortgage-backed securities. U.S. Treasury securities, which continue to comprise the majority of the portfolio, provide adequate current yields with minimal risk and maturities structured to address liquidity concerns.

  During the fourth quarter of 1995 and throughout 1996, Southern National securitized mortgages held in the loan portfolio and transferred them to the investment portfolio. Management determined that this strategy would increase yields in the investment portfolio by allowing lower-yielding securities to run off and replacing them with higher-yielding mortgage-backed securities.

  Total outstanding securities decreased 1.8% in 1996 to a total of $5.3 billion at the end of the year. Securities held to maturity only make up 2.4% of the total portfolio and are primarily composed of investments in states and municipalities. Such securities are carried at amortized cost and totaled $124.7 million at year end, compared to $154.0 million outstanding at the end of 1995. Market valuation gains in the Corporation's held-to-maturity category affect neither earnings nor capital. The held-to-maturity portfolio had a net unrealized gain of $3.7 million at December 31, 1996.

  Securities available for sale totaled $5.1 billion at year end and are carried at estimated fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The available-for-sale portfolio is primarily composed of investments in U.S. Treasuries, government and agency obligations, which, excluding mortgage-backed securities, composed 60.7% of the outstanding balance at year end. This percentage has decreased from the 1995 percentage of 78.1%, which reflects management's efforts to invest in higher yielding mortgage-backed securities obtained through the securitization of a portion of Southern National's mortgage loan portfolio. At December 31, 1996, mortgage-backed securities comprised 33.6% of the available-for-sale portfolio, compared to 18.8% at the end of 1995. The available-for-sale portfolio also contains investments in states and municipalities, which composed less than 1% of the portfolio, and equity and other securities, which composed the remaining 5.3% of the portfolio. The percentage of holdings in states and municipalities did not significantly change from the prior year.

  The available-for-sale portfolio composed 97.6% of total securities. During the fourth quarter of 1995, Southern National transferred $1.6 billion of securities which were previously classified as held to maturity to the available-for-sale category. The Financial Accounting Standards Board ("FASB") provided enterprises the opportunity to make a one-time reassessment of the classification of all investment securities held at that time, such that the reclassification of any security from the held-to-maturity category would not call into question the enterprise's intent to hold other debt securities to maturity in the future. Management believes that this classification allows more flexibility in the day-to-day management of the overall portfolio than the held-to-maturity classifications. Southern National held no securities classified as trading at December 31, 1996 or 1995.

  The market value of the available-for-sale portfolio was $20.1 million greater than the amortized cost of these securities. At December 31, 1996, Southern National's available-for-sale portfolio had net unrealized appreciation, net of tax, of $11.8 million, which is reported as a separate component of equity. This compares to net unrealized appreciation of $31.2 million at December 31, 1995. Equity adjustments resulting from market valuation gains and losses do not represent permanent increases or reductions in equity. If securities that are categorized as available for sale are held until they mature for strategic reasons, or if market values improve during the period of time held, any fluctuations in estimated fair value will be reflected as a separate component of equity, net of tax. If securities so designated are sold, then the actual gains or losses realized are reported in current period earnings.

  The fully taxable equivalent ("FTE") yield on the total securities portfolio was 6.69% for the year ended December 31, 1996, compared to 6.22% for the prior year. The improvement in FTE yield resulted from higher yields for each category of investments. U.S. Treasuries improved from 6.05% to 6.50%, mortgage-backed securities increased from 6.60% to 6.94% and state and municipal securities grew from 8.94% to 8.99%.

  Management expects interest rates to remain relatively stable throughout 1997. A major investment strategy for the first half of 1997 will be to selectively replace lower-yielding securities with other high-quality U.S. Treasury and Federal agency obligations, with short and intermediate maturities. The Corporation's Asset/Liability Management Committee ("ALCO") will continually evaluate such strategies in consideration of actual economic and balance sheet developments.

-------------------------------------------------------------------------------

                                   TABLE 11
                                  SECURITIES

                                                     DECEMBER 31, 1996
                                              --------------------------------
                                              CARRYING VALUE AVERAGE YIELD (3)
                                              -------------- -----------------
                                                   (DOLLARS IN THOUSANDS)
U.S. Treasury, government and agency obliga-
 tions (1)
  Within one year............................   $  568,228         6.31%
  One to five years..........................    2,837,819         6.56
  Five to ten years..........................      152,960         6.55
  After ten years............................    1,288,616         7.21
                                                ----------         ----
    Total....................................    4,847,623         6.70
                                                ----------         ----
States and political subdivisions
  Within one year............................       18,944         8.46
  One to five years..........................       90,759         8.81
  Five to ten years..........................       31,262         8.80
  After ten years............................          345         7.83
                                                ----------         ----
    Total....................................      141,310         8.76
                                                ----------         ----
Other securities
  Within one year............................          100         6.24
  One to five years..........................        2,968         8.22
  Five to ten years..........................      185,556         6.68
                                                ----------         ----
    Total....................................      188,624         6.70
                                                ----------         ----
Securities with no stated maturity...........       83,950         8.22
                                                ----------         ----
    Total securities (2).....................   $5,261,507         6.78%
                                                ==========         ====

--------
(1) Included in U.S. Treasury, government and agency obligations are mortgage-backed securities totaling $1.7 billion classified as available for sale and disclosed at estimated fair value. These securities are included in each of the categories based upon final stated maturity dates. The original contractual lives of these securities range from five to 30 years; however, a more realistic average maturity would be substantially shorter because of the monthly return of principal on certain securities.
(2) Includes securities held to maturity of $124.7 million disclosed at amortized cost and securities available for sale of $5.1 billion disclosed at estimated fair value.
(3) Taxable equivalent basis as applied to amortized cost.

-------------------------------------------------------------------------------

LOANS AND LEASES

  Net loans and leases, including loans held for sale, totaled approximately $14.4 billion at the end of 1996. This represented an increase of $623.7 million in 1996 or 4.5%. This rate of growth includes the impact of $1.2 billion in mortgage loans securitizations. Excluding the impact of the mortgage loan securitizations, loans and leases, including loans held for sale, grew at a rate of 10.1% from December 31, 1995 to December 31, 1996. Average loans for the twelve months increased 3.1% over the prior year. Excluding the impact of the securitizations, average loans increased 7.9% compared with year-end 1995.

  The objective of these loan securitizations has been to maintain adequate regulatory liquidity requirements while using proceeds from maturities of lower-yielding U.S. Treasuries to fund higher-yielding consumer and commercial loans and to reduce short-term borrowed funds.

  The net yield on loans has decreased from 9.23% for the twelve months ended December 1995 to 9.12% for the current year, attributable to overall market rates. A better indicator of the success of the balance sheet management strategies is the improvement in overall net interest margin (FTE) from 4.14% in 1995 to 4.45% for the current year.

  Southern National's long range lending strategy is to maintain a rate of internal growth which approximates that of its markets in the Carolinas and Virginia. Management believes that this will result in a rate of increase which will be sustainable and profitable. Average commercial loans increased at a rate of 7.4% during 1996 and yielded 9.0%. Average consumer loans grew 7.2% over the course of the year and yielded 10.5%. Average mortgage loans, including the impact of securitizations, decreased 6.9% during 1996, while yielding 7.9%. Excluding the impact of the securitizations, average mortgage loans increased 9.3%.

  The acquisition of Regional Acceptance Corporation ("Regional Acceptance") in the third quarter of 1996 is expected to increase consumer loan growth and change the composition of the loan portfolio to include a greater percentage of higher-yielding consumer loans. Regional Acceptance specializes in indirect financing for consumer purchases of mid-model and late-model used automobiles.

  Southern National concentrated efforts on expanding the leasing function throughout 1996. Municipal leasing, primarily tax-exempt leases with counties and municipalities, was stronger than in the prior year. The leasing function, which provides a quality stream of earnings, has developed numerous lease-based products and services that have been effectively marketed to current Southern National customers and noncustomers. End of period lease receivables, gross of unearned income, grew $200.8 million or 53.3%, during 1996.

  Management will seek to continue the current balance sheet strategies entering 1997. The trends in loan growth show increasing momentum in demand during the third and fourth quarters of 1996. Excluding the impact of the mortgage loan securitizations, end of period loans grew at an annualized rate of 12.3% during the fourth quarter of 1996 compared to the third quarter. Growth in average loans improved to 10.0% for the fourth quarter compared to the third quarter, with particular strength in commercial loans, which increased 14.3% over the same time frame.

ASSET QUALITY

  The credit quality of the loan and lease portfolio remained relatively constant during 1996 compared to 1995. As reflected in Table 12--"Asset Quality," nonperforming assets ("NPAs") were $80.2 million at year end, up $4.3 million or 5.6% for the year. However, as a percentage of total assets, NPAs were .38% at December 31, 1996 compared to .37% at the end of the prior year. As a percentage of loans plus foreclosed properties, NPAs were .55% at December 31, 1996 compared to .54% at the end of 1995. The allowance for loan and lease losses as a percentage of loans and leases was 1.26% at December 31, 1996, compared to 1.26% at December 31, 1995. Loans 90 days or more past due and still accruing interest increased slightly during 1996 to a balance of $32.1 million compared to a December 31, 1995 balance of $29.1 million. These ratios reflect very consistent levels of asset quality during the year. Net charge-offs as a percentage of average loans and leases increased from .24% in 1995 to .32% in 1996, primarily as a result of higher charge-offs in consumer lending. Management considers a charge-off level of .32% to be within reasonable norms from an historical perspective.

  Regional Acceptance also experienced higher-than-expected net charge-offs in the last two quarters of 1996. These higher net charge-offs are indicative of the current nature of the used automobile financing industry. This level of net charge-offs is not expected to have a material impact on Southern National's consolidated financial condition or consolidated results of operations.

  Southern National assigns risk grades to all commercial loans in the portfolio. This assignment of loans to one of ten categories is based upon the relative strength of the repayment source. All significant loans in the four highest risk grades are reviewed monthly for appropriateness of risk grade, accrual status and loss reserves. Management does not anticipate any significant deterioration in asset quality levels during 1997.

  The following table reflects relevant asset quality information for Southern National for the most recent three years.

-------------------------------------------------------------------------------

                                   TABLE 12
                                 ASSET QUALITY

                                                          DECEMBER 31,
                                                     -------------------------
                                                      1996     1995     1994
                                                     -------  -------  -------
                                                     (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases*........................ $59,717  $62,231  $48,545
Foreclosed property.................................  20,452   13,652   13,521
                                                     -------  -------  -------
Nonperforming assets................................ $80,169  $75,883  $62,066
                                                     =======  =======  =======
Loans 90 days or more past due and still accruing... $32,052  $29,094  $24,224
                                                     =======  =======  =======
ASSET QUALITY RATIOS
  Nonaccrual loans and leases as a percentage of
   loans and leases.................................     .41%     .45%     .36%
  Nonperforming assets as a percentage of:
    Total assets....................................     .38      .37      .31
    Loans and leases plus foreclosed property.......     .55      .54      .47
  Net charge-offs as a percentage of average loans
   and leases.......................................     .32      .24      .14
  Allowance for losses as a percentage of loans and
   leases...........................................    1.26     1.26     1.32
  Ratio of allowance for losses to:
    Net charge-offs.................................    4.06X    5.30x    9.68x
    Nonaccrual loans and leases.....................    3.08     2.82     3.59

--------
NOTE: Items referring to loans and leases are net of unearned income, gross of the allowance and include loans held for sale.
   * Includes $16.0 million of impaired loans at December 31, 1996. See Note A in the "Notes to Consolidated Financial Statements."

-------------------------------------------------------------------------------

DEPOSITS AND OTHER BORROWINGS

  Management's primary objectives for funding balance sheet activity are to provide adequate, stable, cost-effective sources of funds. Core deposits compose Southern National's primary funding source, despite trends away from traditional transaction and savings accounts by depositors. As depositors have sought greater returns in recent years, growth rates for deposits have typically not kept pace with asset growth. Southern National's total deposits at December 31, 1996, compared to year-end 1995, increased 1.8% to $15.0 billion. This modest increase was led by a 5.6% increase in noninterest-bearing demand deposits and a 10.6% increase in money rate savings accounts. These increases were offset somewhat by a 13.5% decrease in deposits in savings and interest checking accounts. Other time deposits, including individual retirement accounts and certificates of deposit, increased less than 1% and remain Southern National's largest component of total deposits at 54.9%. Average deposits increased 3.7% in 1996 to a balance of $14.8 billion.

  Management also used various other short-term borrowed funds to meet funding needs. Among these are Federal funds purchased, which composed 35.0% of total short-term borrowed funds and securities sold under repurchase agreements, which composed 29.4% of short-term borrowed funds at year end. Management also utilized master notes, U.S. Treasury tax and loan deposit notes and short-term Federal Home Loan Bank ("FHLB") advances to supplement short-term funding needs. In certain circumstances, management also used foreign deposits and, to a lesser degree, brokered certificates of deposit. Although average short-term borrowed funds decreased $1.1 billion or 36.1%, this was offset by a $538.0 million increase in average foreign deposits, which are classified as other time deposits. Management has diversified both short-term and long-term funding sources and the shift to foreign deposits represents an effort to establish available credit lines with nonbank providers of such funds. Total short-term borrowed funds at year-end 1996 decreased $332.1 million or 12.8% compared to year-end 1995.

  The rates paid on average short-term borrowed funds decreased from 5.91% in 1995 to 5.27% during 1996. This decrease resulted from a decline in short-term money market rates as well as the increased availability of short-term funding sources providing management the ability to execute on a more cost-effective strategy.

  Management also employs long-term debt for additional funding, and management significantly increased reliance on longer-term funding sources during 1996. Southern National's total end of period outstanding long-term debt increased 48.3% to $2.1 billion. On average, long-term debt increased $731.0 million. Southern National's long-term debt consists primarily of FHLB advances, which composed 67.0% of total outstanding long-term debt at December 31, 1996. FHLB advances are the most cost-effective long-term funding source and the FHLB provides Southern National the flexibility to structure the debt to manage interest rate risk and liquidity as needed. In an effort to diversify long-term funding sources, management developed various debt programs, including a $2 billion senior and subordinated banknote program. The initial debt issuance was $225 million for five years at a fixed coupon rate of 5.70%. The remainder of the $424.8 million outstanding at year end was shorter-term floating rate banknotes. In addition to the $2 billion banknote program, Southern National also registered $1 billion in debt for future funding needs. On May 21, 1996, Southern National issued $250 million of 7.05% subordinated long-term notes which mature in 2003. The average rate paid on long-term debt during 1996 decreased from 6.26% for 1995 to 5.78% for 1996.

  Southern National continually considers liquidity needs in evaluating funding sources. The ultimate goal is to maintain funding flexibility, which will allow Southern National to react rapidly to opportunities brought about by growth and market volatility. Management will continue to focus on traditional core funding strategies during 1997, including targeting growth in noninterest-bearing deposits.

-------------------------------------------------------------------------------

                                   TABLE 13
             COMPOSITION OF AVERAGE DEPOSITS AND OTHER BORROWINGS

                                                                                % CHANGE
                                                                             ----------------
                                                                             1996 V.  1995 V.
                               1996             1995             1994         1995     1994
                          ---------------  ---------------  ---------------  -------  -------
                                      (DOLLARS IN THOUSANDS)
Savings, interest
 checking and MRS
 sweeps.................  $ 3,156,994  17% $ 3,237,553  18% $ 3,433,750  20%   (2.5)%   (5.7)%
Money rate savings......    1,416,791   8    1,552,431   8    1,971,263  11    (8.7)   (21.2)
Other time deposits.....    8,346,545  44    7,715,365  42    7,155,207  41     8.2      7.8
                          ----------- ---  ----------- ---  ----------- ---
Total interest-bearing
 deposits...............   12,920,330  69   12,505,349  68   12,560,220  72     3.3      (.4)
Noninterest-bearing
 demand deposits........    1,857,207  10    1,745,827   9    1,738,508  10     6.4       .4
                          ----------- ---  ----------- ---  ----------- ---
Total deposits..........   14,777,537  79   14,251,176  77   14,298,728  82     3.7      (.3)
Short-term borrowed
 funds..................    2,011,565  11    3,148,179  17    2,389,428  14   (36.1)    31.8
Long-term debt..........    1,858,569  10    1,127,575   6      677,227   4    64.8     66.5
                          ----------- ---  ----------- ---  ----------- ---
Total deposits and other
 borrowings.............  $18,647,671 100% $18,526,930 100% $17,365,383 100%     .6%     6.7 %
                          =========== ===  =========== ===  =========== ===   =====    =====

-------------------------------------------------------------------------------

ANALYSIS OF RESULTS OF OPERATIONS

  Consolidated net income for 1996 totaled $283.7 million, which generated primary earnings per share of $2.56 and fully diluted earnings per share of $2.54. Net income for the prior year was $186.3 million and net earnings for 1994 were $243.8 million. Primary earnings per share were $1.65 in 1995 and $2.21 in 1994, while fully diluted per share earnings were $1.62 and $2.16, respectively.

  Management utilizes the return on average assets ratio to measure the profitability of each dollar of assets and to compare Southern National's performance to peers. The returns on average assets produced by the earnings discussed above were 1.38% for 1996, .91% for 1995 and 1.28% for 1994. Management's target return on average assets is 1.25%, which places Southern National among industry leaders. A similar measure of profitability is return on average common equity. Southern National's returns on average common equity were 17.21%, 11.84% and 17.07%, for the years ended December 31, 1996, 1995 and 1994, respectively.

  Southern National incurred significant nonrecurring expenses during both 1996 and 1995 which are reflected in the earnings and profitability ratios above. During the third quarter of 1996, Southern National recorded a one-time assessment by the Federal Deposit Insurance Corporation ("FDIC") which was charged to all financial institutions with deposits insured by the Savings Association Insurance Fund ("SAIF"). The impact of Southern National's assessment was approximately $33 million on a pre-tax basis. On an after-tax basis, the assessment totaled $21.3 million or $.19 per fully diluted share. Excluding the impact of the assessment, Southern National's net income for 1996 would have been $304.9 million or $2.73 per fully diluted share. Recurring earnings for 1996 provided returns of 1.48% on average assets and 18.51% on average common shareholders' equity.

  During 1995, Southern National incurred $108.0 million in pre-tax nonrecurring expenses relating to the merger between Southern National and BB&T Financial Corporation ("BB&T") and $19.8 million in securities losses resulting from a restructuring of the securities portfolio. These costs were offset somewhat by a $12.3 million gain on the sale of divested deposits made necessary by the merger. The net after-tax impact of these nonrecurring items and securities losses was to reduce net income by $76.3 million. Excluding the impact of these nonrecurring items, Southern National's net income for 1995 would have been $262.7 million, or $2.29 per fully diluted share. Recurring earnings for 1995 produced returns of 1.29% on average assets and 16.83% on average common shareholders' equity.

  On a recurring basis, Southern National's net income grew $42.3 million or 16.1% during 1996. Fully diluted earnings per share increased $.44 or 19.2%. Southern National accomplished many objectives which were established in conjunction with the merger of Southern National and BB&T. The success in achieving goals set by management led to the growth in recurring earnings.

NET INTEREST INCOME

  Net interest income is Southern National's primary source of revenue. The amount of net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid to obtain the asset-generating funds. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income) and the cost of supporting funds is measured by the net yield. The accompanying table presents the dollar amount of changes in interest income and interest expense and distinguishes between the changes related to average outstanding balances of interest-earning assets and interest-bearing liabilities (volume) and the changes related to average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionately.

                                   TABLE 14
                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                 AVERAGE BALANCES                YIELD/RATE
                                                      -------------------------------------    ------------------
                                                          1996         1995         1994       1996   1995   1994
                                                      -----------  -----------  -----------    ----   ----   ----
                                                                            (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
   U.S. Treasury, government and other (5)........... $ 5,024,926  $ 5,235,169  $ 5,171,260    6.62%  6.13%  5.74%
   States and political subdivisions.................     150,193      170,604      179,722    8.99   8.94   9.08
                                                      -----------  -----------  -----------    ----   ----   ----
       Total securities (5)..........................   5,175,119    5,405,773    5,350,982    6.69   6.22   5.85
Other earning assets (2).............................      13,631       44,384      130,670    5.65   5.75   3.97
Loans and leases, net of unearned income (1)(3)(4)(5)  14,190,985   13,768,629   12,456,509    9.12   9.23   8.42
                                                      -----------  -----------  -----------    ----   ----   ----
       Total earning assets..........................  19,379,735   19,218,786   17,938,161    8.47   8.37   7.62
                                                      -----------  -----------  -----------    ----   ----   ----
       Non-earning assets............................   1,194,335    1,185,084    1,134,455
                                                      -----------  -----------  -----------
            Total assets............................. $20,574,070  $20,403,870  $19,072,616
                                                      ===========  ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
   Savings, interest-checking and MRS sweeps......... $ 3,156,994  $ 3,237,553  $ 3,433,750    1.70   2.26   2.19
   Money rate savings................................   1,416,791    1,552,431    1,971,263    3.62   3.59   2.73
   Other time deposits...............................   8,346,545    7,715,365    7,155,207    5.51   5.55   4.37
                                                      -----------  -----------  -----------    ----   ----   ----
       Total interest-bearing deposits...............  12,920,330   12,505,349   12,560,220    4.37   4.46   3.52
Short-term borrowed funds............................   2,011,565    3,148,179    2,389,428    5.27   5.91   4.33
Long-term debt.......................................   1,858,569    1,127,575      677,227    5.78   6.26   6.04
                                                      -----------  -----------  -----------    ----   ----   ----
       Total interest-bearing liabilities............  16,790,464   16,781,103   15,626,875    4.63   4.85   3.75
                                                      -----------  -----------  -----------    ----   ----   ----
       Noninterest-bearing demand deposits...........   1,857,207    1,745,827    1,738,508
       Other liabilities.............................     266,864      273,911      235,183
       Shareholders' equity..........................   1,659,535    1,603,029    1,472,050
                                                      -----------  -----------  -----------
          Total liabilities and shareholders' equity. $20,574,070  $20,403,870  $19,072,616
                                                      ===========  ===========  ===========
Average interest rate spread.........................                                          3.84   3.52   3.87
Net yield on earning assets..........................                                          4.45%  4.14%  4.36%
                                                                                               ====   ====   ====
Taxable equivalent adjustment........................


                                                                                                       1996 V. 1995
                                                                                             ---------------------------------
                                                                  INCOME/EXPENSE                              CHANGE DUE TO
                                                       ---------------------------------      INCREASE   ---------------------
                                                          1996        1995        1994       (DECREASE)     RATE      VOLUME
                                                       ---------   ---------   ---------     ----------  ---------  ----------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
   U.S. Treasury, government and other (5)...........  $ 332,725   $ 320,950   $ 296,933     $   11,775   $ 25,009  $  (13,234)
   States and political subdivisions.................     13,503      15,255      16,323         (1,752)        83      (1,835)
                                                       ---------   ---------   ---------     ----------  ---------  ----------
       Total securities (5)..........................    346,228     336,205     313,256         10,023     25,092     (15,069)
Other earning assets (2).............................        771       2,552       5,184         (1,781)       (41)     (1,740)
Loans and leases, net of unearned income (1)(3)(4)(5)  1,293,802   1,270,390   1,049,190         23,412    (15,224)     38,636
                                                       ---------   ---------   ---------     ----------  ---------  ----------
       Total earning assets..........................  1,640,801   1,609,147   1,367,630         31,654      9,827      21,827

       Non-earning assets............................

            Total assets.............................

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
   Savings, interest-checking and MRS sweeps.........     53,531      73,203      75,125        (19,672)   (17,892)     (1,780)
   Money rate savings................................     51,226      55,664      53,874         (4,438)       463      (4,901)
   Other time deposits...............................    459,990     428,282     312,877         31,708     (3,098)     34,806
                                                       ---------   ---------   ---------     ----------  ---------  ----------
       Total interest-bearing deposits...............    564,747     557,149     441,876          7,598    (20,527)     28,125
Short-term borrowed funds............................    105,936     186,194     103,493        (80,258)   (18,685)    (61,573)
Long-term debt.......................................    107,437      70,599      40,927         36,838     (5,790)     42,628
                                                       ---------   ---------   ---------     ----------  ---------  ----------
       Total interest-bearing liabilities............    778,120     813,942     586,296        (35,822)   (45,002)      9,180
                                                       ---------   ---------   ---------     ----------  ---------  ----------
       Noninterest-bearing demand deposits...........
       Other liabilities.............................
       Shareholders' equity..........................

          Total liabilities and shareholders' equity.

Average interest rate spread.........................
Net yield on earning assets..........................  $ 862,681     795,205   $ 781,334     $   67,476  $  54,829  $   12,647
                                                       =========   =========   =========     ==========  =========  ==========
Taxable equivalent adjustment........................  $  34,188   $  32,535   $  28,088
                                                       =========   =========   =========

                                                                      1995 v. 1994
                                                         ---------------------------------------
                                                                             Change due to
                                                         INCREASE     --------------------------
                                                         DECREASE)        Rate         Volume
                                                         ----------   -----------   ------------
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
   U.S. Treasury, government and other (5)...........    $   24,017   $    20,309   $      3,708
   States and political subdivisions.................        (1,068)         (250)          (818)
                                                         ----------   -----------   ------------
       Total securities (5)..........................        22,949        20,059          2,890
Other earning assets (2).............................        (2,632)        1,706         (4,338)
Loans and leases, net of unearned income (1)(3)(4)(5)       221,200       105,149        116,051
                                                         ----------   -----------   ------------
       Total earning assets..........................       241,517       126,914        114,603
                                                         ----------   -----------   ------------
       Non-earning assets............................

            Total assets.............................

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
   Savings, interest-checking and MRS sweeps.........        (1,922)        2,461         (4,383)
   Money rate savings................................         1,790        14,683        (12,893)
   Other time deposits...............................       115,405        89,425         25,980
                                                         ----------   -----------   ------------
       Total interest-bearing deposits...............       115,273       106,569          8,704
Short-term borrowed funds............................        82,701        44,253         38,448
Long-term debt.......................................        29,672         1,526         28,146
                                                         ----------   -----------   ------------
       Total interest-bearing liabilities............       227,646       152,348         75,298
                                                         ----------   -----------   ------------
       Noninterest-bearing demand deposits...........
       Other liabilities.............................
       Shareholders' equity..........................

          Total liabilities and shareholders' equity.

Average interest rate spread.........................
Net yield on earning assets..........................    $   13,871   $   (25,434)  $     39,305
                                                         ==========   ===========   ============
Taxable equivalent adjustment........................


-----------------
(1) Yields related to securities, loans and leases exempt from both Federal and state income taxes, Federal income taxes only or state income taxes only are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5) Includes assets which were held for sale or available for sale at amortized cost.

  For 1996, net interest income on a fully taxable equivalent basis ("FTE") totaled $862.7 million, compared with $795.2 million in 1995 and $781.3 million in 1994. During 1996, there was improvement in interest income from investment securities, up $10.0 million, and from loans, up $23.4 million. During the same time frame, reduced interest rates and the use of more cost-effective funding sources drove total interest expense down $35.8 million. Comparing 1995 with 1994, net interest income increased $13.9 million.

  The taxable equivalent net yield on average earning assets is the primary measure used in evaluating the effectiveness of the management of earning assets and funding liabilities. The net yield on average earning assets was 4.45% in 1996, 4.14% in 1995 and 4.36% in 1994. The increase in margin during 1996 reflects management's efforts to restructure the balance sheet by securitizing mortgage loans and holding the resulting mortgage-backed securities in the securities available-for-sale portfolio instead of holding lower-yielding U.S. Treasuries, as discussed earlier. The yield on total earning assets increased 10 basis points, driven by higher volumes of average loans and higher rates earned on average investments. Also, management's use of more cost-effective funding strategies, such as growing core deposits, particularly noninterest-bearing deposits, and utilizing more stable FHLB advances and other longer-term debt, rather than more volatile short-term borrowed funds, contributed to the improved margin. The cost of total interest-bearing liabilities decreased 22 basis points because of significantly lower rates paid on all funding sources except money rate savings.

  The 22 basis point margin decline during 1995 was caused by aggressive pricing strategies for loans and deposits put in place by management following the merger of Southern National and BB&T in an effort to protect the customer base. While the total yield on interest-earning assets increased 75 basis points over 1994, the rates paid on deposits and other borrowings increased 110 basis points during the year.

PROVISION FOR LOAN AND LEASE LOSSES

  A provision for loan and lease losses is charged against earnings in order to maintain the allowance for loan and lease losses at a level considered adequate by management to absorb potential losses existing in the loan portfolio. The amount of the provision is based on continuing evaluation of problem loans, analytical reviews of loan loss experience in relation to outstanding loans, management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. The provision recorded by Southern National in 1996 was $53.7 million, compared with $34.6 million in 1995 and $20.2 million in 1994.

  The increase in the provision for loan and lease losses was influenced by two factors: charge-offs and growth in loans. During recent years, Southern National has experienced unusually low levels of charge-offs. During 1995, many asset quality indicators began to return to historically normal levels. Also, growth in loans during 1995 and 1996 was relatively strong. At December 31, 1996 and 1995, the allowance was 1.26% of loans and leases outstanding. The coverage ratio of nonaccrual loans and leases was at 3.08 times, up slightly from the prior year ratio of 2.82 times.

  The allowance for loan and lease losses is tested for adequacy on a quarterly basis. Specific reserves are allocated to problem commercial loans of $1 million or more, assuming the most conservative repayment scenario. All other commercial loans are segregated into one of ten risk categories according to the relative strength of the borrower and the repayment sources. Reserve allocations are then determined by multiplying outstandings in each category by factors based on historical loan loss experience. Reserve allocations are derived for consumer loans based on product type, such as mortgage, retail, bankcard, etc. Allocations are determined by applying historical loss ratios to estimated outstandings, with adjustments made for current and anticipated business conditions. This approach, which relates the allowance to problem loans, is employed because changes in problem loans--both the level relative to outstandings and the mix by risk category--are leading indicators of changes in portfolio loss potential.

NONINTEREST INCOME

  Noninterest income includes service charges on deposit accounts, trust revenues, mortgage banking income, insurance commissions, gains and losses on securities transactions and other commissions and fees derived from banking and bank-related activities. Over the past five years, noninterest income has grown at a compound annual rate of 10.6%.

  An important element of the merger of Southern National and BB&T was the additional marketing capability provided by merging the operations of the banks and the ability to cross-sell the stronger services of the existing banks to the customers of the other banks, which would grow noninterest income. The primary strategic objective for 1996 was to achieve these enhancements in fee-based revenues, and management set a goal of 20% growth in earnings from noninterest income. Actual growth during 1996 was 28.7%. The more significant components of this increase are discussed below.

  Noninterest income for 1996 totaled $297.4 million, compared with $231.0 million in 1995 and $229.9 million in 1994. The $66.4 million increase during 1996 resulted from growth in all areas of fee-based income combined with gains on the sale of securities of $3.2 million compared with prior year losses on sales of securities of $18.6 million. These losses were also the primary factor contributing to the flat rate of growth in noninterest income during 1995 compared with 1994. The securities losses were composed primarily of the $19.8 million losses incurred in association with the securities restructuring undertaken in the first quarter of 1995. The impact of these securities losses was offset to an extent by a $12.3 million gain on the sale of divested deposits. This divestiture was necessary because of antitrust regulations associated with the Southern National merger with BB&T.

  The percentage of total revenues, calculated as net interest income plus noninterest income excluding securities gains or losses, derived from noninterest (fee-based) income for 1996 was 25.7%, up from 23.9% in 1995 and 22.5% during 1994. Management hopes to grow this percentage to 30% in coming years.

  Service charges on deposit accounts represent the largest single source of noninterest revenue. Such revenues totaled $107.6 million in 1996, an increase of $18.0 million or 20.0% from 1995. Service charges during 1995 totaled $89.6 million, which was a 5.3% increase compared with the prior year. The primary factor contributing to the significant growth in service charges on deposit accounts during 1996 was a change in the fee structure implemented during the first quarter. Deposit services are typically repriced annually to reflect current costs and competitive factors.

  Mortgage banking income (which includes normal servicing fees and profits and losses from the origination and sale of loans) increased $7.9 million or 30.1% to a total of $34.4 million for 1996. Mortgage banking income totaled $26.4 million in 1995 and $24.9 million in 1994. The primary components of the 1996 increase were servicing fees on loans sold, which increased $5.5 million, and increases in net gains on sales of mortgage loans because of the capitalization of mortgage servicing rights under SFAS No. 122.

  Agency insurance commissions, which include insurance commissions generated through Southern National's extensive agency network, increased approximately $6.8 million or 43.5% in 1996 to a total of $22.4 million. Agency insurance commissions totaled $15.6 million in 1995 and $13.8 million in 1994. The insurance agencies have become an increasingly important source of noninterest revenue for Southern National, and this trend is expected to continue in the future. Southern National currently maintains the largest independent insurance agency network in the Carolinas. During 1996, certain assets and liabilities of four insurance agencies in South Carolina were acquired with combined premiums totaling $65 million. These acquisitions, accounted for under the purchase method, increased agency insurance commissions during 1996. Southern National intends to continue to expand its insurance agency operations through both acquisitions and internally generated growth.

  Other insurance commissions, which include credit-related products offered through the banking network to borrowers, totaled $11.2 million during 1996, up 3.0% from the 1995 balance of $10.9 million. Such commissions totaled $10.4 million during 1994.

  The offering of trust services has been a traditional service of Southern National. Trust income from corporate and personal trust services totaled $22.8 million in 1996. This was an increase of $4.2 million or 22.4% over income of $18.6 million in 1995, which in turn was an increase of $1.4 million or 8.4% over the $17.2 million earned in 1994. Managed assets totaled $5.0 billion at the end of 1996. Southern National also offers its own family of mutual funds and manages seven mutual funds with total assets in excess of $800 million, which provide investment alternatives both for trust clients and for other customers. The broker/dealer subsidiaries are the principal marketing agents of Southern National's proprietary mutual funds.

  Other nondeposit fees and commissions, including bankcard fees, increased by $14.2 million to a level of $68.8 million in 1996 compared with $54.6 million for 1995. During 1995, other nondeposit fees and commissions increased 13.2% from the 1994 income of $48.3 million. Major sources of nondeposit fees and commissions generating the increases include merchant discounts, up $5.4 million or 35.5% from the 1995 balance and up $7.5 million from the income recorded in 1994. Another significant component, investment brokerage commissions, increased $6.8 million during 1996 to a total of $14.7 million. Investment brokerage commissions increased 9.6% during 1995 to a total of $8.0 million.

  Other income decreased $6.8 million or 20.0% for 1996 because of a $12.3 million gain realized during the second quarter of 1995 on the divestiture of deposits which was undertaken to comply with antitrust restrictions following the Southern National merger with BB&T. Excluding the impact of this gain, other income would have increased $5.5 million. Other income in 1995 totaled $33.9 million, up 25.1% from the 1994 balance of $27.1 million.

  The ability to generate significant additional amounts of noninterest revenues in the future will be a requisite to the ultimate success of Southern National. Through its subsidiaries, Southern National will continue to focus on four primary areas--mortgage banking, trust, insurance and investment brokerage activities. Management has invested in the development of noninterest income products and services for delivery in future years and has targeted an overall growth rate of 20% per year.

  Southern National has also undertaken plans to develop a number of alternative delivery systems for products and services. During 1996, a PC-based home banking product called BB&T OnLine was introduced. Management believes that the service will be an effective tool both for individuals and small business customers. Southern National currently has plans to expand the ATM network to grow fee income and to provide added convenience to customers. Also, Southern National introduced a "loan-by-phone" service and developed an integrated small business lending process with expert systems and a well-trained human support system. Southern National currently has plans to open a "call center" during 1997 to provide greater customer service.

  Southern National will also continue to explore strategic acquisitions of insurance agencies, finance companies and other entities to improve noninterest income.

-------------------------------------------------------------------------------

                                   TABLE 15
                              NONINTEREST INCOME

                                                                 % CHANGE
                                                              ----------------
                                                              1996 V.  1995 V.
                                    1996     1995      1994    1995     1994
                                  -------- --------  -------- -------  -------
                                    (DOLLARS IN THOUSANDS)
Service charges on deposits...... $107,581 $ 89,621  $ 85,106   20.0 %   5.3 %
Mortgage banking income..........   34,352   26,408    24,920   30.1     6.0
Trust income.....................   22,811   18,629    17,180   22.4     8.4
Agency insurance commissions.....   22,353   15,572    13,830   43.5    12.6
Other insurance commissions......   11,189   10,866    10,413    3.0     4.4
Securities gains (losses), net...    3,206  (18,600)    3,074     NM      NM
Merchant discounts...............   20,574   15,189     7,665   35.5    98.2
Other bankcard income............    7,851    9,259    10,006  (15.2)   (7.5)
Investment brokerage
 commissions.....................   14,722    7,951     7,256   85.2     9.6
Other bank service fees and
 commissions.....................   20,885   17,960    14,538   16.3    23.5
International income.............    3,206    2,895     2,600   10.7    11.3
Amortization of negative
 goodwill........................    6,238    6,239     6,283    --      (.7)
Other noninterest income.........   22,421   29,005    26,990  (22.7)    7.5
                                  -------- --------  --------  -----    ----
  Total noninterest income....... $297,389 $230,994  $229,861   28.7 %    .5 %
                                  ======== ========  ========  =====    ====

--------
NM--not meaningful.

-------------------------------------------------------------------------------

NONINTEREST EXPENSE

  Noninterest expense for 1996 decreased $27.2 million or 4.0% to a total of $654.1 million. This followed an increase of 15.5% in 1995 to a total of $681.2 million. Certain material, nonrecurring costs and expenses affecting noninterest expense were recorded during both 1996 and 1995. As discussed earlier, Southern National recorded a special, one-time SAIF assessment during the third quarter of 1996 totaling approximately $33 million on a pretax basis. During 1995, Southern National incurred $107.5 million of nonrecurring costs related to the merger of Southern National and BB&T. Excluding the impact of the nonrecurring items from both 1996 and 1995, noninterest expense would have increased $47.3 million or 8.2% from 1995 to 1996. The five-year compound rate of growth in noninterest expense has been 8.3%.

  An important objective following the merger of Southern National and BB&T was controlling costs. The combining companies expected to achieve significant cost savings through the elimination of redundant personnel and systems, which are among the benefits usually associated with an in-market merger. Through the implementation of a hiring freeze and an early retirement program, as well as by completing the conversion of the systems of the two companies during 1995, the cost savings have been achieved.

  Total personnel expense decreased $43.9 million or 12.7% in 1996 compared to 1995. The 1995 expense was 16.8% higher than personnel expense recorded in 1994. Total personnel expense includes salaries and wages, as well as pension and other employee benefits. The decrease during 1996 reflects $59.8 million of nonrecurring merger-related costs recorded in the prior year. These costs included severance pay, termination of employment contracts, early retirement packages and other related benefits. Excluding these nonrecurring charges, total personnel expense, the largest component of noninterest expense, would have increased $15.8 million or 5.5% to $302.4 million. The increase in recurring personnel costs reflects higher incentive-related compensation.

  Premiums paid to the FDIC for deposit insurance increased $19.8 million or 86.2% to a total of $42.8 million for 1996. For 1995, the expense decreased $9.7 million or 29.7%. As discussed earlier, Southern National recorded $33 million of Federal deposit insurance expense during the third quarter of 1996 associated with a special assessment to recapitalize the SAIF. This assessment was offset by rate reductions on FDIC insurance expense which became effective during the latter part of 1995. The rate paid on insurance premiums increased from an annual rate of $.12 per $100 of deposits in 1990 to $.23 per $100 of deposits for the period beginning July 1, 1991. However, in 1995, the FDIC reduced the rates paid from $.23 per $100 to $.04 on deposits insured by the Bank Insurance Fund and on January 1, 1996, the FDIC eliminated the deposit insurance premium. Combined with continued flat deposit growth, this rate decrease resulted in significant savings on deposit insurance premiums during the third and fourth quarters of 1995, resulting in the decrease in expense from 1994.

  Net occupancy expense totaled $46.1 million in 1996. This represented a decrease of $3.1 million or 6.3% over the expense of $49.2 million incurred in 1995, which in turn was 11.2% greater than the expense of $44.3 million recorded in 1994. Furniture and equipment expense totaled $57.5 million in 1996, compared with $58.7 million in 1995 and $44.3 million in 1994. These fluctuations include the impact in 1995 of $10.4 million of nonrecurring charges relating to branch closings and the consolidation of bank operations and systems associated with the Southern National and BB&T merger. Combined occupancy and equipment expense, excluding nonrecurring charges, would have increased $6.1 million or 6.2% in 1996 compared to 1995. Depreciation of property and equipment purchased in connection with implementing the merger was a major component of the increase.

  Other expense increased only $1.2 million from 1995 to 1996, primarily because of an elevated level of merger-related expenses recorded during 1995. These merger-related expenses included operational charge-offs, branch and departmental supplies, donations, legal fees, accounting fees, printing costs, regulatory filing fees and professional services. Excluding the impact of these charges, other noninterest expenses would have increased $38.8 million or 23.3%. This increase was driven by several components. A primary strategic objective for 1996 was to increase BB&T brand identity. Southern National increased advertising and marketing expenditures to accomplish this objective. Advertising costs totaled $19.0 million during 1996, up from $11.5 million recorded in 1995 and $10.7 million recorded in 1994. As a result of this program, it is estimated that awareness of the BB&T brand increased 50%. Other costs include higher amortization of intangibles and mortgage servicing rights, which increased $2.2 million in 1996 because of lower interest rates, and conversion costs associated with the merger of Regional Acceptance.

  Many computer systems will incur data processing difficulties resulting from date codings of transactions after the year 1999. Southern National recognized expenses during 1996 to begin to upgrade certain computer software and operating systems to enable the systems to function properly in the year 2000. Southern National's computer systems are not programmed to consider the start of a new century, and the process of upgrading the systems' date recognition to make them year-2000 compliant will continue in the future. Management anticipates expenditures associated with this upgrade of at least $7 million to $8 million to be expensed as incurred over the next three years.

-------------------------------------------------------------------------------

                                   TABLE 16
                              NONINTEREST EXPENSE

                                                                 % CHANGE
                                                              ----------------
                                                              1996 V.  1995 V.
                                     1996     1995     1994    1995     1994
                                   -------- -------- -------- -------  -------
                                             (DOLLARS IN THOUSANDS)
Salaries and wages...............  $245,486 $286,321 $240,468  (14.3)%   19.1 %
Pension and other employee bene-
 fits............................    56,897   59,987   56,077   (5.2)     7.0
Net occupancy expense on bank
 premises........................    46,103   49,220   44,281   (6.3)    11.2
Furniture and equipment expense..    57,491   58,657   44,299   (2.0)    32.4
Federal deposit insurance premi-
 ums.............................    42,820   22,995   32,697   86.2    (29.7)
Other insurance..................     3,275    4,733    4,174  (30.8)    13.4
Foreclosed property expense......     1,952    3,168    4,645  (38.4)   (31.8)
Amortization expense on
 intangibles and mortgage
 servicing rights................    12,779   10,600    7,700   20.6     37.7
Software.........................     5,049    8,507    5,403  (40.6)    57.4
Telephone........................    11,929   11,968   10,921    (.3)     9.6
Donations........................     5,295    7,341    3,832  (27.9)    91.6
Advertising and public rela-
 tions...........................    18,956   11,466   10,688   65.3      7.3
Travel...........................     5,248    5,159    4,064    1.7     26.9
Professional services............    19,564   20,462   12,247   (4.4)    67.1
Supplies.........................    11,429   17,786   10,207  (35.7)    74.3
Loan and lease expense...........    28,903   22,227   17,034   30.0     30.5
Deposit related expense..........    12,282   10,677   11,755   15.0     (9.2)
Other noninterest expenses.......    68,595   69,954   69,303   (1.9)      .9
                                   -------- -------- --------
  Total noninterest expense......  $654,053 $681,228 $589,795   (4.0)%   15.5 %
                                   ======== ======== ========

-------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES

  Southern National's provision for income taxes during 1996 was $134.5 million, a 47.1% increase over the provision recorded in 1995. The provision for income taxes in 1994 totaled $129.3 million. The significant increase in the provision in 1996 reflects lower earnings in the prior year resulting from the merger-related costs discussed above. Excluding the impact of the SAIF assessment during 1996 and the merger-related costs during 1995, the provision for income taxes increased $15.7 million or 12.0% because of higher recurring pretax earnings.

  Because of its investments in tax-exempt loans and securities and certain tax planning strategies, the effective tax rates were actually 32.2% in 1996, 32.9% in 1995 and 34.6% in 1994.

MARKET RISK MANAGEMENT

  The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, Southern National's primary market risk exposure is interest rate risk. A prime objective in interest rate risk management is the avoidance of wide fluctuations in net interest income through balancing the impact of changes in interest rates on interest-sensitive assets and interest-sensitive liabilities. Management uses balance sheet repositioning as an efficient and cost-effective means of managing interest rate risk. This is accomplished through strategic pricing of asset and liability accounts. The expected result of strategic pricing is the development of appropriate maturity and repricing streams in those accounts to produce consistent net income during adverse interest rate environments. The ALCO monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk on the balance sheet. These portfolios are analyzed for proper fixed-rate and variable-rate "mixes" given a specific interest rate outlook.

  Asset/liability management activities are designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricings and interest rate sensitivities of earning assets, deposits and borrowed funds. It is the responsibility of the ALCO to determine and achieve the most appropriate size and mix of earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital, while achieving desired growth in earnings and total assets. The ALCO also sets policy guidelines and establishes long-term strategies with respect to interest rate exposure and liquidity. The ALCO meets regularly to review Southern National's interest rate and liquidity risk exposures in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity of fluctuations in interest rates is within conservative standards.

  Southern National also utilizes off-balance sheet financial instruments to manage interest rate sensitivity and net interest income. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, financial forward and futures contracts and options written and purchased. Management accounts for these financial instruments as hedges when the following conditions are met: (1) the specific assets, liabilities, firm commitments or anticipated transactions (or an identifiable group of essentially similar items) to be hedged expose Southern National to interest rate risk or price risk; (2) the financial instrument reduces that exposure;
(3) the financial instrument is designated as a hedge at inception; and (4) at the inception of the hedge and throughout the hedge period, there is a high correlation of changes in the fair value or the net interest income associated with the financial instrument and the hedged items. Southern National does not utilize derivatives for trading purposes.

  Derivative contracts are written in amounts referred to as notional amounts. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating payments between the counterparties. On December 31, 1996, Southern National had outstanding interest rate swaps, caps and floors with notional amounts totaling $1.1 billion. The estimated fair value of open contracts used for risk management purposes at December 31, 1996, reflected pretax net unrealized gains of $5.8 million.

  Southern National's derivatives used in interest rate risk management are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and fixed rate notes. These hedges contributed net interest expense of $154,200 in 1996, compared with net interest expense of $10.3 million in 1995 and net interest income of $900,000 in 1994.

  Southern National utilizes written covered over-the-counter call options on specific securities in the available-for-sale securities portfolio in order to enhance returns. If the securities decrease in value and the option expires unexercised, Southern National recognizes the premium as income. If the securities increase in value and the written call option is exercised, Southern National forfeits the appreciation on the securities exceeding the option exercise price.

  Southern National also utilizes over-the-counter purchased put options and net purchased put options (combination of purchased put option and written call option) in its mortgage banking activities. These options are used to hedge the mortgage warehouse and pipeline against increasing interest rates. Written call options are used in tandem with purchased put options to create a net purchased put option that reduces the cost of the hedge.

  A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. Southern National deals only with national market makers with strong credit ratings in its derivatives activities. Southern National further mitigates the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which Southern National is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit exposure to which Southern National is exposed at any time is immaterial. Further, Southern National has netting agreements with the dealers with which it does business. Because of these netting agreements, Southern National had a minimal amount of off-balance sheet credit exposure at December 31, 1996.

  SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments" requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. See Note Q, "Derivatives and Off-Balance Sheet Financial Instruments," for the required quantitative disclosures.

  Southern National's interest rate sensitivity is illustrated in the following interest rate sensitivity gap table. The table reflects rate-sensitive positions at December 31, 1996, and is not necessarily reflective of positions throughout each year. The carrying amounts of interest-rate-sensitive assets and liabilities and the notional amounts of swaps and other derivative financial instruments are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are included in the table based on estimated rather than contractual maturity dates.

-------------------------------------------------------------------------------

                                   TABLE 17
                    INTEREST RATE SENSITIVITY GAP ANALYSIS
                               DECEMBER 31, 1996

                                                 EXPECTED REPRICING OR MATURITY DATE
                          ------------------------------------------------------------------------------------------
                               WITHIN            ONE TO           THREE TO          AFTER FIVE
                              ONE YEAR         THREE YEARS       FIVE YEARS           YEARS              TOTAL
                          -----------------  ----------------  ----------------  -----------------  ----------------
                            AMOUNT     RATE    AMOUNT    RATE    AMOUNT    RATE    AMOUNT    RATE     AMOUNT    RATE
                          -----------  ----  ----------  ----  ----------  ----  ----------  -----  ----------- ----
                                                        (DOLLARS IN THOUSANDS)
ASSETS
 Securities and other
  interest-earning
  assets*...............  $ 1,212,853  6.86% $1,618,464  6.55% $1,519,034  6.97% $  892,146   7.05% $ 5,242,497 6.83%
 Federal funds sold and
  securities purchased
  under resale
  agreements or similar
  arrangements..........       19,940  5.25         --    --          --    --          --     --        19,940 5.25
 Loans and leases.......    9,414,183  8.70   3,280,158  8.36   1,416,070  8.68     473,653  14.46   14,584,064 8.81
                          -----------  ----  ----------  ----  ----------  ----  ----------  -----  ----------- ----
TOTAL INTEREST-EARNING
 ASSETS.................   10,646,976         4,898,622         2,935,104         1,365,799          19,846,501
                          -----------  ----  ----------  ----  ----------  ----  ----------  -----  ----------- ----
LIABILITIES
 Time deposits..........    6,693,613  5.37   1,289,270  6.00     209,652  6.22      22,686   6.28    8,215,221 5.49
 Savings and interest
  checking**............          --    --      825,756  1.56     275,252  1.56     275,252   1.56    1,376,260 1.56
 Money rate savings**...    1,686,009  3.30   1,686,009  3.30         --    --          --     --     3,372,018 3.30
 Federal funds
  purchased.............      793,075  5.27         --    --          --    --          --     --       793,075 5.27
 Other borrowings.......    2,491,821  5.14     141,427  6.38     506,633  5.74     382,114   5.07    3,521,995 5.27
                          -----------  ----  ----------  ----  ----------  ----  ----------  -----  ----------- ----
TOTAL INTEREST-BEARING
 LIABILITIES............   11,664,518         3,942,462           991,537           680,052          17,278,569
                          -----------        ----------        ----------        ----------         -----------
ASSET-LIABILITY GAP.....   (1,017,542)          956,160         1,943,567           685,747
                          -----------        ----------        ----------        ----------
DERIVATIVES AFFECTING
 INTEREST RATE
 SENSITIVITY
 Pay fixed interest rate
  swaps.................      288,629  5.35    (268,817) 5.31     (15,520) 5.27      (4,292)  5.98
 Receive fixed interest
  rate swaps............     (450,000) 5.36     200,000  6.11         --    --      250,000   6.90
 Basis swaps............     (250,000) 5.51     250,000  5.53         --    --          --     --
 Floors.................     (105,000)  --      105,000   --          --    --          --     --
                          -----------        ----------        ----------        ----------
INTEREST RATE
 SENSITIVITY GAP........  $(1,533,913)       $1,242,343        $1,928,047        $  931,455
                          ===========        ==========        ==========        ==========
CUMULATIVE INTEREST RATE
 SENSITIVITY GAP........  $(1,533,913)       $ (291,570)       $1,636,477        $2,567,932
                          ===========        ==========        ==========        ==========

--------
 * Securities based on amortized cost.
** Projected runoff of non-maturity deposits was computed based upon decay rate assumptions developed by bank regulators to assist banks in addressing FDICIA rule 305.

-------------------------------------------------------------------------------

INFLATION AND CHANGING INTEREST RATES

  The majority of assets and liabilities of financial institutions are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and the efforts of the Board of Governors of the Federal Reserve ("FRB") to regulate money and credit conditions have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, Southern National is positioned to respond to changing interest rates and inflationary trends.

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

  The following table represents the sensitivity position of Southern National as of a point in time. This position can be modified by management within a short time period if necessary. This tabular data does not reflect the impact of a change in the credit quality of Southern National's assets and liabilities. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to the projected balances, maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net income has in relation to changing interest rates.

-------------------------------------------------------------------------------

                                   TABLE 18
                   INTEREST SENSITIVITY SIMULATION ANALYSIS

             INTEREST                                                               ANNUALIZED
               RATE                                                                 PERCENTAGE
             SCENARIO                                                               CHANGE IN
             --------                                                              NET INTEREST
              LINEAR                      PRIME                                       INCOME
            -----------                   -----                                    ------------
               +3.00%                     11.25%                                      (1.97)%
               +1.50                       9.75                                       (1.32)
            Most likely                    8.25                                         --
               -1.50                       6.75                                       (0.05)
               -3.00                       5.25                                       (0.21)

-------------------------------------------------------------------------------

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

  Total cash and cash equivalents decreased to $659.7 million at December 31, 1996 compared to $705.7 million in 1995 and $671.8 million in 1994. Net cash provided by operating activities for the year increased by $74.5 million to $327.4 million from $253.0 million in 1995, a decrease of $261.2 million from 1994. Cash provided by operating activities in 1994 was $514.1 million. The 1996 increase was primarily the result of significantly higher net income and cash flows from mortgage banking activities.

  Net cash flows used in investing activities increased from $570.6 million in 1995 to $712.9 million in 1996. Cash used in investing activities during 1995 decreased $983.5 million from $1.6 billion in 1994. The primary factor creating the current year increase in cash flows used in investing activities was an $888.3 million increase in cash flows used in lending activities offset by a $752.5 million increase in cash flows provided by investing activities.

  Cash flows provided by financing activities decreased to $339.5 million in 1996 primarily because of a $160.1 million increase in cash flows used in the redemption of common stock offset by a $194.7 million increase in cash flows provided by long-term debt. Cash flows provided by financing activities were $852.2 million in 1994 because of increases in short-term borrowed funds.

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

  Shareholders' equity grew 1.0% in 1996. Additional equity has come from the retention of earnings and from new shares of stock issued under employee benefit and stock option plans and the dividend reinvestment plan. The modest growth in total shareholders' equity during the year reflects current year earnings, reduced by resources used for the redemption of 6.8 million shares of common stock and the declaration of $111.3 million in common and preferred dividends. 4.3 million of the shares repurchased were used to meet the requirements of the conversion of preferred stock, which was redeemed on March 29, 1996.

  Southern National adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994. The provisions of this statement require securities classified as available for sale to be carried at estimated fair value with net unrealized appreciation or depreciation recorded as an adjustment to shareholders' equity. At the end of 1996, Southern National had recorded cumulative net unrealized appreciation of $11.8 million, net of tax.

-------------------------------------------------------------------------------

                                   TABLE 19
                        CAPITAL--COMPONENTS AND RATIOS

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1996        1995
                                                         ----------  ----------
                                                              (DOLLARS IN
                                                              THOUSANDS)
      Tier 1 capital.................................... $1,666,481  $1,630,645
      Tier 2 capital....................................    426,662     155,036
                                                         ----------  ----------
      Total regulatory capital.......................... $2,093,143   1,785,681
                                                         ==========  ==========
      Risk-based capital ratios:
        Tier 1 capital..................................       11.7%       13.2%
        Total regulatory capital........................       14.7        14.4
        Tier 1 leverage ratio...........................        8.0         7.9

-------------------------------------------------------------------------------

  Traditionally, Southern National has been considered to be strongly capitalized. The ratio of shareholders' equity to year-end assets was 8.1% at the end of 1996, compared with 8.3% a year earlier. While management views the equity-to-assets ratio as the principal indicator of capital strength, additional measures are used by regulators. Bank holding companies and their subsidiaries are subject to risk-based capital measures. The risk-based capital ratios measure the relationship of capital to a combination of balance sheet and off-balance sheet risk. The values of both balance sheet and off-balance sheet items are adjusted to reflect these risks.

  Tier 1 capital is required to be at least 4% of risk-weighted assets, and total capital must be at least 8% of risk-weighted assets. The Tier 1 capital ratio for Southern National at the end of 1996 was 11.7%, and the total capital ratio was 14.7%. At the end of 1995, those ratios were 13.2% and 14.4%, respectively.

  Another measure used by regulators is the leverage ratio, which is the ratio of tangible equity to tangible assets. The minimum required leverage ratio for a well-capitalized bank is 3%, while the leverage ratio for Southern National was 8.0% at the end of 1996 and 7.9% at the end of 1995.

-------------------------------------------------------------------------------

                                   TABLE 20
                        SELECTED EQUITY DATA AND RATIOS

                                                        1996    1995    1994
                                                       ------  ------  ------
Book value per common share at year end............... $15.82  $15.04  $13.44
Book value per common share percentage increase over
 prior year end.......................................   5.19%  11.90%   6.41%
Common dividends per share as a percentage increase
 over prior year......................................  16.28   16.22   15.63
Equity at year end to year end:
  Total assets........................................   8.14    8.29    7.64
  Net loans and leases*...............................  12.01   12.42   11.69
  Deposits............................................  11.56   11.65   10.66
  Equity and long-term debt...........................  45.73   55.29   62.62

--------
* Amounts are net of unearned income and the allowance for loan and lease losses and include loans held for sale.

-------------------------------------------------------------------------------

STOCK AND DIVIDENDS

  The management of Southern National continually monitors capital for adequacy to provide a foundation for future asset growth and to promote investor and depositor confidence. At the end of 1996, Southern National had 109.3 million shares of common stock issued and outstanding compared to
109.2 million shares outstanding at the previous year end.

  Southern National's ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. Southern National's ability to replenish liquid assets available for distribution is primarily dependent on the ability of the banking subsidiaries to pay dividends to Southern National. Historically, Southern National's cash dividends have been approximately one third of earnings resulting from management's goal to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to shareholders. Southern National's common dividend payout ratio, computed by dividing dividends per common share by earnings available per common share, was 39.1% in 1996. Excluding the impact of the nonrecurring charges discussed in "Analysis of Results of Operations," the dividend payout ratio would have been 36.4%. Southern National's quarterly cash dividend per common share was increased 17.4% after the second quarter to $.27 per common share. This increase marked the 24th consecutive year that cash dividends have been increased. A discussion of dividend restrictions is included in Note N--"Regulatory Requirements and Other Restrictions."

  On January 11, 1996, Southern National announced a plan to repurchase up to
4.3 million shares of common stock. On February 28, 1996, Southern National announced that these shares would be used in the anticipated conversion of the outstanding preferred stock which was redeemed on March 29, 1996, at the price of $104.05 per share.

  Southern National's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "SNB." Southern National's common stock was held by approximately 42,900 holders of record at December 31, 1996. The accompanying table, "Quarterly Common Stock Summary," sets forth the high, low and last sales prices for the common stock as reported on the NYSE Composite Tape and the cash dividends paid per share of common stock for each of the last eight quarters.

-------------------------------------------------------------------------------

                                   TABLE 21
                        QUARTERLY COMMON STOCK SUMMARY

                               1996                           1995
                  ------------------------------ ------------------------------
                      SALES PRICES                   SALES PRICES
                  -------------------- DIVIDENDS -------------------- DIVIDENDS
                   HIGH   LOW    LAST    PAID     HIGH   LOW    LAST    PAID
                  ------ ------ ------ --------- ------ ------ ------ ---------
Quarter Ended
  March 31....... $29.75 $25.88 $27.75   $ .23   $22.38 $18.88 $19.88   $.20
  June 30........  31.75  28.88  31.75     .23    24.13  19.88  24.00    .20
  September 30...  33.88  28.63  33.25     .27    27.13  23.63  26.25    .23
  December 31....  36.75  33.38  36.25     .27    27.00  25.63  26.25    .23
    Year.........  36.75  25.88  36.25    1.00    27.13  18.88  26.25    .86

-------------------------------------------------------------------------------

FOURTH QUARTER RESULTS

  Net income for the fourth quarter of 1996 was $79.7 million, compared to earnings of $72.3 million for the prior year. On a per share basis, fully diluted net income was $.72 for the quarter compared to $.63 a year ago. Annualized returns on average assets and average equity were 1.51% and 18.54%, respectively, for the fourth quarter.

  Southern National showed improved net interest income of $214.0 million for the fourth quarter of 1996 compared to $195.9 million for the same period during 1995. The increased earnings also resulted from higher noninterest income, which totaled $80.4 million for the fourth quarter, up from $62.1 million from the fourth quarter of 1995. Southern National's noninterest expense was $163.2 million, up from the $141.3 million recorded in the fourth quarter of the prior year.

  The provision for loan and lease losses increased steadily and significantly from the first quarter of 1995 through the fourth quarter of 1996. The increase resulted from ongoing growth in the loan portfolio and higher net charge-offs.

  The $19.8 million net securities losses reflected in the first quarter of 1995 resulted from a restructuring of the securities portfolio which was undertaken to conform the investment policies and portfolios of Southern National and BB&T after the merger.

  Noninterest income grew significantly during the past two years as reflected in Table 22. This growth has resulted from higher revenues from service charges on deposits, insurance commissions, investment brokerage commissions and mortgage banking income. The ability of Southern National to cross-sell products and services to the new customer base following the merger provided much of the growth in fee-based income.

  Noninterest expense fluctuated significantly on a quarterly basis in the past two years as reflected in Table 22. As discussed earlier, Southern National incurred significant nonrecurring expenses in both 1995 and 1996. During 1995, Southern National recorded $107.5 million of nonrecurring merger-related expenses in noninterest expense. On a quarterly basis, such amounts totaled $83.4 million, $14.9 million, $6.5 million and $2.7 million for the first, second, third and fourth quarters, respectively. During 1996, Southern National incurred approximately $33 million in Federal deposit insurance expense as part of a special, one-time SAIF assessment. This expense was recorded during the third quarter of 1996. Excluding the impact of this assessment, Southern National's noninterest expense grew steadily each quarter of 1996, primarily driven by increased advertising and public relations expense and higher amortization of intangibles and mortgage servicing rights.

  The accompanying table, "Quarterly Financial Summary--Unaudited," presents condensed information relating to eight quarters in the period ended December 31, 1996.

-------------------------------------------------------------------------------

                                   TABLE 22
                    QUARTERLY FINANCIAL SUMMARY--UNAUDITED

                                              1996                                              1995
                         ------------------------------------------------  -----------------------------------------------
                           FOURTH       THIRD      SECOND        FIRST       FOURTH       THIRD      SECOND       FIRST
                           QUARTER     QUARTER     QUARTER      QUARTER      QUARTER     QUARTER     QUARTER     QUARTER
                         ----------- ----------- -----------  -----------  ----------- ----------- ----------- -----------
CONSOLIDATED SUMMARY OF
 OPERATIONS
Net interest income
 FTE...................  $   223,284 $   215,925 $   215,769  $   207,703  $   204,100 $   198,400 $   197,840 $   194,865
FTE adjustment.........        9,326       8,348       8,446        8,068        8,611       8,514       7,958       7,452
Provision for loan and
 lease losses..........       15,500      13,500      13,261       11,400       11,317       7,933       7,742       7,640
Securities gains
 (losses), net.........        2,663         705        (154)          (8)         131       1,114         --      (19,845)
Other noninterest
 income................       77,731      74,217      73,238       68,997       61,947      61,611      68,505      57,531
Noninterest expense....      163,204     187,734     153,471      149,644      141,319     147,121     161,952     231,628
Provision for income
 taxes.................       35,968      25,299      37,508       35,729       32,650      32,971      28,784      (2,942)
                         ----------- ----------- -----------  -----------  ----------- ----------- ----------- -----------
Net income (loss)......  $    79,680 $    55,966 $    76,167  $    71,851  $    72,281 $    64,586 $    59,909 $   (10,435)
                         =========== =========== ===========  ===========  =========== =========== =========== ===========
Fully diluted net
 income (loss) per
 share.................  $       .72 $       .50 $       .68  $       .64  $       .63 $       .56 $       .52 $      (.11)
                         =========== =========== ===========  ===========  =========== =========== =========== ===========
SELECTED AVERAGE
 BALANCES
Assets.................  $21,031,881 $20,703,073 $20,400,678  $20,154,199  $20,579,829 $20,745,290 $20,409,207 $19,930,321
Securities, at
 amortized cost........    5,408,963   5,353,806   4,975,231    4,957,943    5,321,514   5,452,924   5,466,584   5,382,220
Loans and leases *.....   14,326,427  14,145,593  14,269,580   14,021,351   14,051,563  14,020,701  13,698,285  13,347,077
Total earning assets...   19,746,603  19,514,382  19,255,591   18,996,854   19,425,295  19,504,658  19,212,426  18,776,112
Deposits...............   15,018,071  14,993,074  14,589,355   14,504,637   14,221,698  14,211,266  14,305,800  14,266,875
Short-term borrowed
 funds.................    1,881,838   1,823,310   2,129,143    2,215,462    3,029,962   3,297,130   3,336,221   2,972,965
Long-term debt.........    2,161,321   1,977,109   1,779,639    1,511,577    1,376,756   1,309,932     910,946     905,484
Total interest-bearing
 liabilities...........   17,133,286  16,939,964  16,649,842   16,433,353   16,738,813  17,113,131  16,852,509  16,459,062
Shareholders' equity...    1,709,689   1,642,720   1,631,951    1,653,414    1,680,616   1,623,677   1,580,953   1,541,939

--------
* Loans and leases are net of unearned income and include loans held for sale.

-------------------------------------------------------------------------------

                 SIX-YEAR FINANCIAL SUMMARY AND SELECTED RATIOS

                                                                                                         FIVE-YEAR
                                                                                                         COMPOUND
                             1996         1995         1994         1993         1992         1991      GROWTH RATE
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SUMMARY OF OPERATIONS
Interest income.........  $ 1,606,613  $ 1,576,612  $ 1,339,542  $ 1,212,986  $ 1,218,407  $ 1,252,172      5.1%
Interest expense........      778,120      813,942      586,296      509,110      592,675      746,400       .8
                          -----------  -----------  -----------  -----------  -----------  -----------
Net interest income.....      828,493      762,670      753,246      703,876      625,732      505,772     10.4
Provision for loan and
 lease losses...........       53,661       34,632       20,181       54,558       63,584       76,922     (6.9)
                          -----------  -----------  -----------  -----------  -----------  -----------
Net interest income
 after provision for
 loan and lease losses..      774,832      728,038      733,065      649,318      562,148      428,850     12.6
Noninterest income......      297,389      230,994      229,861      223,229      187,541      179,419     10.6
Noninterest expense.....      654,053      681,228      589,795      667,441      513,649      438,617      8.3
                          -----------  -----------  -----------  -----------  -----------  -----------
Income before income
 taxes..................      418,168      277,804      373,131      205,106      236,040      169,652     19.8
Provision for income
 taxes..................      134,504       91,463      129,289       78,925       84,322       51,640     21.1
                          -----------  -----------  -----------  -----------  -----------  -----------
Income before cumulative
 effect of changes in
 accounting principles..      283,664      186,341      243,842      126,181      151,718      118,012     19.2
 Less: cumulative effect
    of changes in
    accounting
    principles, net of
    income taxes                  --           --           --        33,792          --           --        NM
                          -----------  -----------  -----------  -----------  -----------  -----------
Net income..............  $   283,664  $   186,341  $   243,842  $    92,389  $   151,718  $   118,012     19.2
                          ===========  ===========  ===========  ===========  ===========  ===========
PER COMMON SHARE
Average shares
 outstanding (000's)
 Primary................      110,486      109,777      108,143      104,317       97,610       89,195      4.4
 Fully diluted..........      111,836      114,802      113,194      110,201      105,277       92,620      3.8
Primary earnings
 Income before
  cumulative effect.....  $      2.56  $      1.65  $      2.21  $      1.16  $      1.51  $      1.32     14.2
 Less: cumulative
  effect................          --           --           --           .33          --           --        NM
                          -----------  -----------  -----------  -----------  -----------  -----------
 Net income.............  $      2.56  $      1.65  $      2.21  $       .83  $      1.51  $      1.32     14.2
                          ===========  ===========  ===========  ===========  ===========  ===========
Fully diluted
 Income before
  cumulative effect.....  $      2.54  $      1.62  $      2.16  $      1.16  $      1.44  $      1.28     14.7
 Less: cumulative
  effect................          --           --           --           .33          --           --        NM
                          -----------  -----------  -----------  -----------  -----------  -----------
 Net income.............  $      2.54  $      1.62  $      2.16  $       .83  $      1.44  $      1.28     14.7
                          ===========  ===========  ===========  ===========  ===========  ===========
Cash dividends
 declared...............  $      1.00  $       .86  $       .74  $       .64  $       .50  $       .46     16.8
Shareholders' equity....        15.82        15.04        13.44        12.63        12.71        11.64      6.3
AVERAGE BALANCE SHEETS
Securities at carrying
 value..................  $ 5,176,841  $ 5,394,372  $ 5,340,070  $ 4,670,213  $ 3,998,587  $ 3,336,542      9.2
Loans and leases *......   14,008,824   13,591,113   12,290,880   11,087,053   10,069,318    9,123,809      9.0
Other assets............    1,388,405    1,418,385    1,441,666    1,369,128    1,339,256    1,251,716      2.1
                          -----------  -----------  -----------  -----------  -----------  -----------
 Total assets...........  $20,574,070  $20,403,870  $19,072,616  $17,126,394  $15,407,161  $13,712,067      8.5
                          ===========  ===========  ===========  ===========  ===========  ===========
Deposits................  $14,777,537  $14,251,176  $14,298,728  $13,546,050  $12,601,590  $11,398,365      5.3
Other liabilities.......    2,278,429    3,422,090    2,624,611    1,590,357    1,453,887    1,238,147     13.0
Long-term debt..........    1,858,569    1,127,575      677,227      597,519      153,064      142,359     67.2
Common shareholders'
 equity.................    1,644,376    1,530,684    1,397,907    1,318,325    1,132,815      933,196     12.0
Preferred shareholders'
 equity.................       15,159       72,345       74,143       74,143       65,805          --        NM
                          -----------  -----------  -----------  -----------  -----------  -----------
 Total liabilities and
  shareholders' equity..  $20,574,070  $20,403,870  $19,072,616  $17,126,394  $15,407,161  $13,712,067      8.5
                          ===========  ===========  ===========  ===========  ===========  ===========
PERIOD END BALANCES
Total assets............  $21,246,562  $20,636,430  $19,971,602  $18,927,837  $16,016,224  $14,475,718      8.0
Deposits................   14,953,914   14,684,056   14,314,154   14,594,952   13,044,173   12,166,090      4.2
Long-term debt..........    2,051,767    1,383,935      910,755      837,241      423,211      417,050     37.5
Shareholders' equity....    1,729,169    1,711,342    1,525,548    1,420,790    1,275,877    1,030,257     10.9
SELECTED PERFORMANCE
 RATIOS
Rate of return on:
 Average total assets...         1.38%         .91%        1.28%         .54%         .98%         .86%
 Average common
  shareholders' equity..        17.21        11.84        17.07         6.61        12.99        12.65
Dividend payout.........        39.06        52.12        33.48        77.11        33.11        34.85
Average equity to
 average assets.........         8.07         7.86         7.72         8.13         7.78         6.81

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

John A. Allison              Scott E. Reed                Sherry A. Kellett
Chairman and                 Chief Financial Officer      Controller
Chief Executive Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Southern National Corporation:

  We have audited the accompanying consolidated balance sheets of Southern National Corporation, (a North Carolina corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern National Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  As explained in Note A to the consolidated financial statements, effective January 1, 1995, the Company changed its method of accounting for mortgage servicing rights.

                                          Arthur Andersen LLP

Charlotte, North Carolina,
 January 14, 1997.

                         SOUTHERN NATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1996         1995
                                                      -----------  -----------
ASSETS
 Cash and due from banks............................. $   638,748  $   585,527
 Interest-bearing deposits with banks................       1,046        1,172
 Federal funds sold and securities purchased under
  resale agreements or similar arrangements..........      19,940      118,977
 Securities available for sale.......................   5,136,789    5,201,344
 Securities held to maturity (market value: $128,410
  in 1996 and $159,886 in 1995)......................     124,718      153,969
 Loans held for sale.................................     219,469      245,280
 Loans and leases, net of unearned income............  14,364,595   13,706,711
  Allowance for loan and lease losses................    (183,932)    (175,588)
                                                      -----------  -----------
    Loans and leases, net............................  14,180,663   13,531,123
                                                      -----------  -----------
 Premises and equipment, net.........................     319,082      313,858
 Other assets........................................     606,107      485,180
                                                      -----------  -----------
    Total assets..................................... $21,246,562  $20,636,430
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
  Noninterest-bearing demand deposits................ $ 1,990,415  $ 1,885,725
  Savings and interest checking......................   1,376,260    1,591,488
  Money rate savings.................................   3,372,018    3,049,810
  Other time deposits................................   8,215,221    8,157,033
                                                      -----------  -----------
    Total deposits...................................  14,953,914   14,684,056
 Short-term borrowed funds...........................   2,263,303    2,595,416
 Long-term debt......................................   2,051,767    1,383,935
 Accounts payable and other liabilities..............     248,409      261,681
                                                      -----------  -----------
    Total liabilities................................  19,517,393   18,925,088
                                                      -----------  -----------
 Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares
   authorized, none issued and outstanding at
   December 31, 1996 and 733,869 at December 31,
   1995..............................................         --         3,669
  Common stock, $5 par, 300,000,000 shares
   authorized, issued and outstanding 109,297,489 at
   December 31, 1996 and 109,151,655 at December 31,
   1995..............................................     546,487      545,758
  Additional paid-in capital.........................     134,758      269,404
  Retained earnings..................................   1,038,067      865,658
  Loan to employee stock ownership plan and unvested
   restricted stock..................................      (1,952)      (4,314)
  Net unrealized appreciation on securities available
   for sale, net of tax of $8,247 in 1996 and $20,013
   in 1995...........................................      11,809       31,167
                                                      -----------  -----------
    Total shareholders' equity.......................   1,729,169    1,711,342
                                                      -----------  -----------
    Total liabilities and shareholders' equity....... $21,246,562  $20,636,430
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         SOUTHERN NATIONAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 1996       1995        1994
                                              ---------- ----------  ----------
INTEREST INCOME
  Interest and fees on loans and leases.....  $1,282,521 $1,261,658  $1,042,553
  Interest and dividends on securities......     323,360    312,423     291,805
  Interest on short-term investments........         732      2,531       5,184
                                              ---------- ----------  ----------
    Total interest income...................   1,606,613  1,576,612   1,339,542
                                              ---------- ----------  ----------
INTEREST EXPENSE
  Interest on deposits......................     564,747    557,149     441,876
  Interest on short-term borrowed funds.....     105,936    186,194     103,493
  Interest on long-term debt................     107,437     70,599      40,927
                                              ---------- ----------  ----------
    Total interest expense..................     778,120    813,942     586,296
                                              ---------- ----------  ----------
NET INTEREST INCOME.........................     828,493    762,670     753,246
  Provision for loan and lease losses.......      53,661     34,632      20,181
                                              ---------- ----------  ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN
 AND LEASE LOSSES...........................     774,832    728,038     733,065
                                              ---------- ----------  ----------
NONINTEREST INCOME
  Service charges on deposits...............     107,581     89,621      85,106
  Mortgage banking income...................      34,352     26,408      24,920
  Trust income..............................      22,811     18,629      17,180
  Agency insurance commissions..............      22,353     15,572      13,830
  Other insurance commissions...............      11,189     10,866      10,413
  Bankcard fees.............................      28,425     24,448      17,671
  Other nondeposit fees and commissions.....      40,410     30,186      30,594
  Securities gains (losses), net............       3,206    (18,600)      3,074
  Other income..............................      27,062     33,864      27,073
                                              ---------- ----------  ----------
    Total noninterest income................     297,389    230,994     229,861
                                              ---------- ----------  ----------
NONINTEREST EXPENSE
  Personnel expense.........................     302,383    346,308     296,545
  Occupancy and equipment expense...........     103,594    107,877      88,580
  Federal deposit insurance expense.........      42,820     22,995      32,697
  Other expense.............................     205,256    204,048     171,973
                                              ---------- ----------  ----------
    Total noninterest expense...............     654,053    681,228     589,795
                                              ---------- ----------  ----------
EARNINGS
  Income before income taxes................     418,168    277,804     373,131
  Provision for income taxes................     134,504     91,463     129,289
                                              ---------- ----------  ----------
NET INCOME..................................     283,664    186,341     243,842
  Preferred dividend requirements...........         610      5,079       5,198
                                              ---------- ----------  ----------
  Income applicable to common shares........  $  283,054 $  181,262  $  238,644
                                              ========== ==========  ==========
PER COMMON SHARE
  Net income:
    Primary.................................  $     2.56 $     1.65  $     2.21
                                              ========== ==========  ==========
    Fully Diluted...........................  $     2.54 $     1.62  $     2.16
                                              ========== ==========  ==========
  Cash dividends declared...................  $     1.00 $      .86  $      .74
                                              ========== ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)

                           SHARES OF                       ADDITIONAL   RETAINED       TOTAL
                            COMMON     PREFERRED  COMMON    PAID-IN     EARNINGS   SHAREHOLDERS'
                             STOCK       STOCK    STOCK     CAPITAL    AND OTHER*     EQUITY
                          -----------  --------- --------  ----------  ----------  -------------
BALANCE, DECEMBER 31,
 1993, AS PREVIOUSLY
 REPORTED...............  100,823,294   $ 3,850  $504,116  $ 275,426   $  615,334   $1,398,726
 Merger with Regional
  Acceptance Corporation
  accounted for under
  the pooling of
  interests method......    5,791,500       --     28,957     (9,823)       2,930       22,064
                          -----------   -------  --------  ---------   ----------   ----------
BALANCE, DECEMBER 31,
 1993, AS RESTATED......  106,614,794     3,850   533,073    265,603      618,264    1,420,790
ADD (DEDUCT)
 Net income.............          --        --        --         --       243,842      243,842
 Common stock issued....    2,480,938       --     12,405     26,161          (36)      38,530
 Redemption of common
  stock.................   (1,086,485)      --     (5,432)   (18,130)         --       (23,562)
 Net unrealized
  depreciation on
  securities available
  for sale..............          --        --        --         --       (72,584)     (72,584)
 Cash dividends declared
  by merged companies...          --        --        --         --       (51,652)     (51,652)
 Cash dividends declared
  by Southern National:
 Common stock...........          --        --        --         --       (30,156)     (30,156)
 Preferred stock........          --        --        --         --        (5,198)      (5,198)
 Other..................          --        --        --       2,165        3,373        5,538
                          -----------   -------  --------  ---------   ----------   ----------
BALANCE, DECEMBER 31,
 1994...................  108,009,247     3,850   540,046    275,799      705,853    1,525,548
ADD (DEDUCT)
 Net income.............          --        --        --         --       186,341      186,341
 Common stock issued....    3,030,923       --     15,155     33,663          --        48,818
 Redemption of common
  stock.................   (1,993,351)      --     (9,967)   (37,344)         --       (47,311)
 Preferred stock
  cancellations and
  conversions...........      104,836      (181)      524     (2,714)         --        (2,371)
 Net unrealized
  appreciation on
  securities available
  for sale..............          --        --        --         --       103,751      103,751
 Cash dividends declared
  by Southern National:
 Common stock...........          --        --        --         --      (101,483)    (101,483)
 Preferred stock........          --        --        --         --        (5,079)      (5,079)
 Other..................          --        --        --         --         3,128        3,128
                          -----------   -------  --------  ---------   ----------   ----------
BALANCE, DECEMBER 31,
 1995...................  109,151,655     3,669   545,758    269,404      892,511    1,711,342
ADD (DEDUCT)
 Net income.............          --        --        --         --       283,664      283,664
 Common stock issued....    2,584,625       --     12,922     55,258          --        68,180
 Redemption of common
  stock.................   (6,773,483)      --    (33,867)  (173,520)         --      (207,387)
 Preferred stock
  cancellations and
  conversions...........    4,334,692    (3,669)   21,674    (18,005)         --           --
 Net unrealized
  depreciation on
  securities available
  for sale..............          --        --        --         --       (19,358)     (19,358)
 Cash dividends declared
  by Southern National:
 Common stock...........          --        --        --         --      (110,645)    (110,645)
 Preferred stock........          --        --        --         --          (610)        (610)
 Other..................          --        --        --       1,621        2,362        3,983
                          -----------   -------  --------  ---------   ----------   ----------
BALANCE, DECEMBER 31,
 1996...................  109,297,489   $   --   $546,487  $ 134,758   $1,047,924   $1,729,169
                          ===========   =======  ========  =========   ==========   ==========

--------
* Other includes net unrealized appreciation (depreciation) on securities available for sale, unvested restricted stock and a loan to the employee stock ownership plan.

  The accompanying notes are an integral part of these consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                            1996         1995         1994
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income............................. $   283,664  $   186,341  $   243,842
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
 Provision for loan and lease losses....      53,661       34,632       20,181
 Depreciation of premises and
  equipment.............................      39,852       36,264       35,730
 Amortization of intangibles and
  mortgage servicing rights.............      12,779       10,600        7,700
 Accretion of negative goodwill.........      (6,238)      (6,310)      (1,114)
 Amortization of unearned stock
  compensation..........................       2,450        3,128        1,711
 Discount accretion and premium
  amortization on securities, net.......       2,168      (27,193)        (571)
 Loss (gain) on sales of securities,
  net...................................      (3,206)      18,600       (3,074)
 Loss (gain) on sales of loans and
  mortgage loan servicing rights, net...      (8,293)       2,379        1,327
 Loss (gain) on disposals of premises
  and equipment, net....................         178        3,971       (1,759)
 Loss on foreclosed property and other
  real estate, net......................         519        4,129          169
 Proceeds from sales of loans held for
  sale..................................   1,343,123      789,164      596,249
 Purchases of loans held for sale.......    (429,523)    (311,059)     (33,351)
 Origination of loans held for sale,
  net of principal collected............    (879,496)    (589,413)    (272,115)
 Decrease (increase) in:
  Accrued interest receivable...........      21,104      (19,415)     (24,207)
  Other assets..........................    (104,688)      16,791      (79,612)
 Increase (decrease) in:
  Accrued interest payable..............       4,424       10,992        2,880
  Accounts payable and other
   liabilities..........................      (5,044)      89,377       20,142
                                         -----------  -----------  -----------
   Net cash provided by operating
    activities..........................     327,434      252,978      514,128
                                         -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities
  available for sale....................     593,567    1,290,237      772,597
 Proceeds from maturities of securities
  available for sale....................   2,129,525    1,087,926      792,590
 Purchases of securities available for
  sale..................................  (1,871,172)  (2,531,842)  (1,490,117)
 Proceeds from maturities of securities
  held to maturity......................      31,296      290,300      460,987
 Purchases of securities held to
  maturity..............................      (2,228)      (8,103)    (862,317)
 Leases made to customers...............     (72,390)     (18,091)     (44,379)
 Principal collected on leases..........      48,222       14,620       41,661
 Loan originations, net of principal
  collected.............................  (1,283,633)    (458,303)  (1,191,968)
 Purchases of loans.....................    (232,236)    (189,997)     (27,864)
 Net cash acquired in transactions
  accounted for under the purchase
  method................................       1,887          --         2,262
 Purchases and originations of mortgage
  servicing rights......................     (24,302)     (16,751)      (2,948)
 Proceeds from disposals of premises and
  equipment.............................       7,314       16,373        6,897
 Purchases of premises and equipment....     (61,548)     (58,404)     (71,175)
 Proceeds from sales of foreclosed
  property..............................      14,661       11,979       27,413
 Proceeds from sales of other real
  estate held for development or sale...       8,127        1,728        9,519
 Other, net.............................         --        (2,287)      22,696
                                         -----------  -----------  -----------
   Net cash used in investing
    activities..........................    (712,910)    (570,615)  (1,554,146)
                                         -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits....     269,858      369,902     (280,798)
 Net (decrease) increase in short-term
  borrowed funds........................    (332,107)    (392,180)   1,136,146
 Proceeds from long-term debt...........   1,586,766    2,945,052      356,439
 Repayments of long-term debt...........    (918,934)  (2,471,872)    (282,925)
 Net proceeds from common stock issued..      47,462       43,781       23,668
 Redemption of common stock.............    (207,387)     (47,311)     (23,562)
 Preferred stock cancellations and
  conversions...........................         --        (2,371)         --
 Cash dividends paid on common and
  preferred stock.......................    (106,124)     (93,465)     (76,805)
                                         -----------  -----------  -----------
   Net cash provided by financing
    activities..........................     339,534      351,536      852,163
                                         -----------  -----------  -----------
 NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS......................     (45,942)      33,899     (187,855)
 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR...............................     705,676      671,777      859,632
                                         -----------  -----------  -----------
 CASH AND CASH EQUIVALENTS AT END OF
  YEAR.................................. $   659,734  $   705,676  $   671,777
                                         ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
Cash paid during the year for:
 Interest............................... $   773,043  $   803,377  $   583,705
 Income taxes...........................     133,510      116,361      147,619
Noncash financing and investing
 activities:
 Transfer of securities from held to
  maturity to available for sale........         --     1,560,412          --
 Transfer of loans to foreclosed
  property..............................      19,568        9,567       20,358
 Transfer of fixed assets to other real
  estate owned..........................      10,466       21,846          --
 Common stock issued upon conversion of
  debentures............................         --         4,896          --
 Restricted stock issued................          88          --           --
 Securitization of mortgage loans.......     817,268      354,882        7,497
                                         ===========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  Southern National Corporation ("Southern National" or "Parent Company") is a multi-bank holding company organized under the laws of North Carolina and registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Branch Banking and Trust Company ("BB&T-NC"), Branch Banking and Trust Company of South Carolina ("BB&T-SC") and Branch Banking and Trust Company of Virginia ("BB&T-VA") (collectively, the "Banks" or the "Subsidiaries") comprise the Parent Company's principal subsidiaries.

  The accounting and reporting policies of Southern National Corporation and Subsidiaries are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The following is a summary of the more significant policies.

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements of Southern National include the accounts of the Parent Company and its subsidiaries. In consolidation, all significant intercompany accounts and transactions have been eliminated. Prior period financial statements have been restated to include the accounts of companies acquired in material transactions accounted for as poolings of interests (See Note B.) Results of operations of companies acquired in transactions accounted for as purchases are included from the dates of acquisition.

  Certain amounts for prior years have been reclassified to conform with statement presentations for 1996. The reclassifications have no effect on either shareholders' equity or net income as previously reported.

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

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  Cash and cash equivalents include cash and due from banks, interest-bearing bank balances, Federal funds sold and securities purchased under resale agreements or similar arrangements. Generally, both cash and cash equivalents are considered to have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value.

 Securities

  Southern National classifies investment securities in one of three categories: held to maturity, available for sale and trading. Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. Gains or losses realized from the sale of securities held to maturity, if any, are determined by specific identification and are included in noninterest income.

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

  Trading account securities, of which none were held on December 31, 1996 and 1995, are selected according to fundamental and technical analyses that identify potential market movements. Trading account securities are positioned to take advantage of such movements and are reported at fair value. Market adjustments, fees, gains or losses and interest income earned on trading account securities are included in noninterest income. Gains or losses realized from the sale of trading securities are determined by specific identification.

  During the fourth quarter of 1995, Southern National transferred $1.6 billion of securities which were previously classified as held to maturity under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" to the available-for-sale category. The Financial Accounting Standards Board ("FASB") provided enterprises the opportunity to make a one-time reassessment of the classification of all investment securities held at that time, such that the reclassification of any security from the held-to-maturity category would not call into question the enterprise's intent to hold other debt securities to maturity in the future. Management anticipates that this classification will allow more flexibility in the day-to-day management of the overall portfolio than the prior classifications.

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

 Loans and Lease Receivables

  Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or until the loans are repaid are reported at their outstanding principal balances adjusted for any deferred fees or costs and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees, including commitment fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods which approximate level-yield, with adjustments for prepayments as they occur. If the loan commitment expires unexercised, the income is recognized upon expiration of the commitment. Discounts and premiums are amortized to interest income over the estimated life of the loans using methods which approximate level-yield.

  Commercial loans and substantially all installment loans accrue interest on the unpaid balance of the loans. Lease receivables consist primarily of direct financing leases on rolling stock, equipment and real property. Lease receivables are stated at the total amount of lease payments receivable plus guaranteed residual values, less unearned income. Recognition of income over the lives of the lease contracts approximates the level-yield method.

  As of January 1, 1995, Southern National adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is impaired when, based on current information and events, it is probable that Southern National will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Southern National had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

  The total recorded investment for impaired loans at December 31, 1996, was $16.0 million, offset by a valuation allowance of $2.2 million, which resulted in a net carrying value of $13.8 million. There were no investments in impaired loans which did not have a related valuation allowance. The average recorded investment in impaired loans during 1996 totaled $20.0 million. Southern National recognizes no interest income on loans that are impaired. Cash receipts for both principal and interest are applied directly to principal.

  Southern National's policy is to disclose as impaired loans all commercial loans, greater than $250,000, that are on nonaccrual status. Substantially all other loans made by Southern National are excluded from the scope of SFAS No. 114 as they are large groups of smaller balance homogeneous loans (residential mortgage and consumer installment) that are collectively evaluated for impairment.

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

 Premises and Equipment

  Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation or amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements. Capitalized leases are amortized by the same methods as premises and equipment over the estimated useful lives or the lease term, whichever is lesser. Obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense.

 Income Taxes

  The operating results of Southern National and its subsidiaries are included in a consolidated Federal income tax return. Each subsidiary pays its calculated portion of Federal income taxes to Southern National, or receives payment from Southern National to the extent that tax benefits are realized. Deferred income taxes have been provided where different accounting methods have been used for reporting for income tax purposes and for financial reporting purposes. Deferred tax assets and liabilities are recognized based on future tax consequences of the differences arising from their carrying values and respective tax bases. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with effects included in income.

  The operating results of acquired institutions were included in their respective income tax returns prior to consummation of the acquisitions.

 Derivatives and Off-Balance Sheet Instruments

  Southern National utilizes a variety of derivative financial instruments to manage various financial risks. These instruments include financial forward and futures contracts, options written and purchased, interest rate caps and floors and interest rate swaps. Management accounts for these financial instruments as hedges when the following conditions are met: (1) the specific assets, liabilities, firm commitments or anticipated transactions (or an identifiable group of essentially similar items) to be hedged expose Southern National to interest rate risk or price risk; (2) the financial instrument reduces that exposure; (3) the financial instrument is designated as a hedge at inception; and (4) at the inception of the hedge and throughout the hedge period, there is a high correlation of changes in the fair value or the net interest income associated with the financial instrument and the hedged items.

  The net interest payable or receivable on interest rate swaps, caps and floors that are designated as hedges is accrued and recognized as an adjustment to the interest income or expense of the related asset or liability. For interest rate forwards, futures and options qualifying as a hedge, gains and losses are deferred and are recognized in income as an adjustment of yield. Gains and losses from early terminations of derivatives are deferred and amortized as yield adjustments over the shorter of the remaining term of the hedged asset or liability or the remaining term of the derivative instrument. Upon disposition or settlement of the asset or liability being hedged, deferral accounting is discontinued and any gains or losses are recognized in income. Derivative financial instruments that fail to qualify as a hedge are carried at fair value with gains and losses recognized in current earnings.

  Southern National utilizes written covered over-the-counter call options on specific securities in the available-for-sale securities portfolio in order to enhance returns. Fees received are deferred and recognized in noninterest income upon exercise or expiration. Written options are carried at estimated fair value. Unrealized and realized gains and losses on written call options are included with securities gains and losses.

  Southern National also utilizes over-the-counter purchased put options and net purchased put options (combination of purchased put option and written call option) in its mortgage banking activities. These options are used to hedge the mortgage warehouse and pipeline against increasing interest rates. Written call options are used in tandem with purchased put options to create a net purchased put option that reduces the cost of the hedge. Net unrealized gains and losses on purchased put options and net purchased put options are carried with loans held for sale at the lower of cost or market on an aggregate basis. Realized gains and losses on purchased put options and net purchased put options are included in mortgage banking income.

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

  Weighted average numbers of shares were as follows:

                                                1996        1995        1994
                                             ----------- ----------- -----------
   Primary.................................. 110,486,127 109,776,710 108,142,988
   Fully diluted............................ 111,836,200 114,801,843 113,193,681

 Intangible Assets

  The cost in excess of the fair value of net assets acquired in transactions accounted for as purchases (goodwill), premiums paid on acquisitions of deposits (core deposit intangibles) and other identifiable intangible assets are included in other assets in the "Consolidated Balance Sheets." Such assets are being amortized on straight-line or accelerated bases over periods ranging from 5 to 15 years. At December 31, 1996, Southern National had $54.4 million recorded as goodwill and $9.0 million as core deposit and other intangibles, net of amortization. Negative goodwill is created when the fair value of the net assets purchased exceeds the purchase price. Such balances are included in other liabilities in the "Consolidated Balance Sheets" and are being amortized over periods ranging from 10 to 15 years. At December 31, 1996, Southern National had negative goodwill totaling $39.2 million, net of amortization.

 Mortgage Servicing Rights

  Amounts paid to acquire the right to service certain mortgage loans are capitalized and amortized over the estimated lives of the loans to which they relate. In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires that mortgage banking enterprises recognize, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. The statement further requires mortgage banking enterprises to assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights. Southern National elected, in the third quarter of 1995, to adopt this statement effective as of January 1, 1995. The impact of the adoption of this statement resulted in additional mortgage banking income of $7.0 million, before taxes, or $.04 per fully diluted share, after taxes, during 1995. SFAS No. 122 prohibits retroactive application to prior years. At December 31, 1996, Southern National had capitalized mortgage servicing rights totaling $37.1 million.

 Changes in Accounting Principles and Effects of New Accounting Pronouncements

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

  In October of 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based compensation plans. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages the adoption of that method of accounting. However, the statement also allows entities to continue to account for such plans under Accounting Principles Board ("APB") Opinion No. 25. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in the statement had been applied. Southern National adopted the statement effective January 1, 1996 and elected to continue to account for stock-based compensation plans under the provisions of Opinion No. 25. Therefore, the implementation of the statement did not have an impact on Southern National's consolidated financial position or consolidated results of operations. The required pro forma disclosures relating to SFAS No. 123 are presented in Note J.

  In June of 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for such transactions based on consistent application of a financial components approach. This approach recognizes the financial and servicing assets an entity controls and the liabilities it has incurred, as well as derecognizes financial assets when control has been surrendered and liabilities when they are extinguished. The statement requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement allows the implementation of certain provisions of SFAS No. 125 to be deferred for one year. Southern National adopted SFAS No. 125, as amended by SFAS No. 127, effective January 1, 1997. Management does not anticipate that the adoption of these statements will have a material impact on Southern National's consolidated financial position or consolidated results of operations.

 Supplemental Disclosures of Cash Flow Information

  As referenced in the "Consolidated Statements of Cash Flows," Southern National acquired assets and assumed liabilities in transactions accounted for under the purchase method of accounting. The fair values of these assets acquired and liabilities assumed, at acquisition, were as follows:

                                                       1996    1995    1994
                                                     --------  ----- --------
                                                     (DOLLARS IN THOUSANDS)
   Fair value of net assets acquired................ $  1,394  $ --  $  6,203
   Purchase price...................................  (22,256)   --   (15,016)
                                                     --------  ----- --------
   Excess of purchase price over net assets ac-
    quired.......................................... $(20,862) $ --  $ (8,813)
                                                     ========  ===== ========

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

NOTE B. ACQUISITIONS AND MERGERS

 Completed Mergers and Acquisitions

  On June 1, 1994, Southern National completed the acquisition of McLean, Brady & McLean Agency, Inc. ("McLean") by the issuance of 38,823 shares of Southern National common stock. In conjunction with the acquisition of McLean, Southern National recorded $1.1 million of expiration rights which are being amortized over 10 years.

  On June 6, 1994, Southern National completed the acquisition of Leasing Associates, Inc. by the issuance of 97,876 shares of Southern National common stock.

  On November 1, 1994, Southern National completed the acquisition of Prime Rate Premium Finance Corporation, Inc. and related interests, Agency Technologies, Inc. and IFCO, Inc. ("Prime Rate") by the issuance of 590,406 shares of Southern National common stock. In conjunction with the acquisition of Prime Rate, Southern National recorded $8.8 million of goodwill which is being amortized over 15 years.

  On June 30, 1996, Southern National completed the purchase of certain fixed assets and expiration rights from the James R. Lingle Agency of Florence, South Carolina. In conjunction with the purchase, Southern National recorded expiration rights totaling $1.7 million which are being amortized over 15 years.

  On August 28, 1996, Southern National became a majority shareholder of AutoBase Information Systems, Inc. ("AutoBase"), through the purchase of 51% of AutoBase's outstanding common stock. In conjunction with this investment, Southern National recorded $1.2 million in goodwill which is being amortized over 15 years.

  During November 1996, Southern National completed the acquisitions of three insurance agencies in South Carolina. On November 7, 1996, Southern National completed the acquisition of the William Goldsmith Agency Inc., ("Goldsmith") of Greenville, South Carolina through the issuance of 70,207 shares of common stock. On
November 13, 1996, Southern National completed the acquisition of the C. Dan Joyner Insurance Agency ("Joyner"), based in Greenville, South Carolina through the issuance of 48,120 shares of common stock. Boyle-Vaughan Associates, Inc. ("Boyle-Vaughan"), based in Columbia, South Carolina was acquired on November 22, 1996 through the issuance of 492,063 shares of common stock. In conjunction with the purchase of these agencies, Southern National recorded $17.9 million in goodwill, which is being amortized over 15 years. These acquisitions were accounted for under the purchase method of accounting.

  The above-discussed acquisitions were accounted for under the purchase method of accounting, and, therefore, the financial information contained herein includes data relevant to the acquirees since the date of acquisition. The pro forma effects of 1996 purchases, as if they had been acquired as of the beginning of the year, are not material.

  On June 30, 1994, Southern National completed the acquisition of L.S.B. Bancshares Inc., of Lexington, S.C. and its wholly-owned subsidiaries, The Lexington State Bank and The Community Bank of South Carolina ("LSB"). The transaction was accounted for as a pooling-of-interests, and, accordingly, the consolidated financial statements include the results of LSB for all periods presented. The merger was consummated through the issuance of 5,707,694 shares of Southern National common stock. At the date of acquisition, LSB had assets of approximately $707,000.

  On February 28, 1995, Southern National and BB&T Financial Corporation ("BB&T") completed a merger. The transaction was accounted for as a pooling-of-interests in which BB&T shareholders received 1.45 shares of the common stock of the resulting company for each share of BB&T stock held. On January 10, 1995, Southern National acquired Commerce Bank (subsequently, BB&T-VA) through the issuance of 5,210,476 shares of Southern National common stock for all of the outstanding stock of Commerce Bank.

  On September 1, 1996, Southern National completed the acquisition of Regional Acceptance Corporation of Greenville, N.C. ("Regional Acceptance") in a transaction accounted for as a pooling-of-interests. Regional Acceptance's shareholders received .3861 shares of Southern National's common stock for each share of common stock held. Southern National issued 5.85 million shares in exchange for all of the outstanding stock of Regional Acceptance. Prior to the consummation of the Merger, Regional Acceptance recorded total revenues and net income of $26.0 million and $4.5 million, respectively.

  The following presentation reflects key line items on an historical basis for Southern National and Regional Acceptance and on a pro forma combined basis assuming the merger was effective as of and for the periods presented.

                                                          HISTORICAL
                                                            BASIS
                                        SOUTHERN NATIONAL ----------  SOUTHERN
                                          AS ORIGINALLY    REGIONAL   NATIONAL
                                            REPORTED      ACCEPTANCE  RESTATED
                                        ----------------- ---------- -----------
                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                         DATA)
   1995
    Net interest income................    $   741,549     $ 21,121  $   762,670
    Net income.........................        178,133        8,208      186,341
    Net earnings per share
     Primary...........................           1.66          .55         1.65
     Fully diluted.....................           1.64          .55         1.62
    Assets.............................     20,492,929      143,501   20,636,430
    Deposits...........................     14,684,056          --    14,684,056
    Shareholders' equity...............      1,674,063       37,279    1,711,342
   1994
    Net interest income................    $   736,766     $ 16,480  $   753,246
    Net income.........................        236,872        6,970      243,842
    Net earnings per share
     Primary...........................           2.26          .46         2.21
     Fully diluted.....................           2.21          .46         2.16
    Assets.............................     19,855,063      116,539   19,971,602
    Deposits...........................     14,314,154          --    14,314,154
    Shareholders' equity...............      1,496,477       29,071    1,525,548

 Pending Mergers and Acquisitions

  On August 22, 1996, Southern National announced plans to acquire Fidelity Financial Bankshares Corporation ("Fidelity") in a transaction to be accounted for as a purchase. Fidelity's shareholders will receive .7137 shares of Southern National common stock for each share of Fidelity stock held. The transaction, which closed in the first quarter of 1997, was valued at $59.4 million on August 22, 1996.

  On November 4, 1996, Southern National and United Carolina Bancshares Corporation ("UCB") jointly announced the signing of an agreement to merge. The transaction will be accounted for as a pooling-of-interests in which UCB shareholders will receive 1.135 shares of Southern National's common stock in exchange for each share of UCB common stock held. The market transaction has an indicated total value of $985 million based on the November 1, 1996 closing prices of the stock of both institutions. The merger, if approved, is expected to be completed by the end of the second quarter of 1997.

  On January 23, 1997, Southern National announced plans to acquire Refloat, Inc. of Mount Airy, North Carolina, and its principal subsidiary, Sheffield Financial Corp., a finance company in Clemmons, North Carolina that specializes in loans to small commercial lawn care businesses across the country.

  On February 4, 1997, Southern National announced plans to acquire Phillips Factors Corporation and its subsidiaries, Phillips Financial Corporation and Phillips Acceptance Corporation, all of High Point, North Carolina. Phillips Financial Corporation, which will operate as an autonomous subsidiary of Southern National, purchases and manages receivables in the temporary staffing industry nationwide. It also provides payroll processing services to that industry. Phillips Factors Corporation buys and manages account receivables primarily in the furniture, textiles and home furnishings-related industries.

NOTE C. SECURITIES

  The amortized costs and approximate fair values of securities were as follows:

                                    DECEMBER 31, 1996                     DECEMBER 31, 1995
                          ------------------------------------- -------------------------------------
                                          GROSS                                 GROSS
                                       UNREALIZED                            UNREALIZED
                          AMORTIZED  --------------- ESTIMATED  AMORTIZED  --------------- ESTIMATED
                             COST     GAINS  LOSSES  FAIR VALUE    COST     GAINS  LOSSES  FAIR VALUE
                          ---------- ------- ------- ---------- ---------- ------- ------- ----------
                                                    (DOLLARS IN THOUSANDS)
Securities held to matu-
 rity:
 U.S. Treasury, govern-
  ment and agency obli-
  gations...............  $    6,283 $   --  $     4 $    6,279 $    9,461 $   --  $   172 $    9,289
 States and political
  subdivisions..........     118,435   3,835     139    122,131    144,508   6,194     105    150,597
                          ---------- ------- ------- ---------- ---------- ------- ------- ----------
 Total securities held
  to maturity...........     124,718   3,835     143    128,410    153,969   6,194     277    159,886
                          ---------- ------- ------- ---------- ---------- ------- ------- ----------
Securities available for
 sale:
 U.S. Treasury, govern-
  ment and agency obli-
  gations...............   3,111,323  15,452  11,150  3,115,625  4,013,272  54,400   7,249  4,060,423
 States and political
  subdivisions..........      22,885     166     176     22,875     20,612     257      96     20,773
 Mortgage-backed securi-
  ties..................   1,709,951  29,406  13,642  1,725,715    973,339   8,415   4,027    977,727
 Equity and other secu-
  rities................     272,574       2       2    272,574    142,942       3     524    142,421
                          ---------- ------- ------- ---------- ---------- ------- ------- ----------
 Total securities avail-
  able for sale.........   5,116,733  45,026  24,970  5,136,789  5,150,165  63,075  11,896  5,201,344
                          ---------- ------- ------- ---------- ---------- ------- ------- ----------
 Total securities.......  $5,241,451 $48,861 $25,113 $5,265,199 $5,304,134 $69,269 $12,173 $5,361,230
                          ========== ======= ======= ========== ========== ======= ======= ==========

  Securities with a book value of approximately $3.0 billion and $2.4 billion at December 31, 1996 and 1995, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, Federal Reserve discount window borrowings and for other purposes as required by law.

  At December 31, 1996 and 1995, there was no concentration of investments in obligations of states and political subdivisions that were secured by or payable from the same taxing authority or revenue source and that exceeded ten percent of shareholders' equity.

  Proceeds from sales of securities during 1996, 1995 and 1994 were $593.6 million, $1.3 billion and $772.6 million, respectively. Gross gains of $5.4 million, $2.7 million and $3.6 million and gross losses of $2.2 million, $21.3 million and $527,000 were realized on those sales in 1996, 1995 and 1994, respectively.

  The amortized cost and estimated fair value of the securities portfolio at December 31, 1996, by contractual maturity, are shown in the accompanying table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.

                                                 DECEMBER 31, 1996
                                     -----------------------------------------
                                      HELD TO MATURITY    AVAILABLE FOR SALE
                                     ------------------- ---------------------
                                               ESTIMATED            ESTIMATED
                                     AMORTIZED   FAIR    AMORTIZED     FAIR
   DEBT SECURITIES                     COST      VALUE      COST      VALUE
   ---------------                   --------- --------- ---------- ----------
                                              (DOLLARS IN THOUSANDS)
   Due in one year or less.......... $ 24,778  $ 24,811  $  561,818 $  562,494
   Due after one year through five
    years...........................   80,620    83,147   2,853,004  2,848,723
   Due after five years through ten
    years...........................   19,270    20,399     351,612    350,507
   Due after ten years..............       50        53   1,266,349  1,291,115
                                     --------  --------  ---------- ----------
     Total debt securities.......... $124,718  $128,410  $5,032,783 $5,052,839
                                     ========  ========  ========== ==========

NOTE D. LOANS AND LEASES

  Loans and leases were composed of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
   Loans--
     Commercial, financial and agricultural............ $ 2,375,121 $ 2,098,306
     Real estate--construction and land development....   1,228,043     949,513
     Real estate--mortgage.............................   8,513,945   8,671,941
     Consumer..........................................   1,830,519   1,716,399
                                                        ----------- -----------
       Loans held for investment.......................  13,947,628  13,436,159
                                                        ----------- -----------
     Leases............................................     576,991     376,152
                                                        ----------- -----------
       Total loans and leases..........................  14,524,619  13,812,311
         Less: unearned income.........................     160,024     105,600
                                                        ----------- -----------
       Loans and leases, net of unearned income........ $14,364,595 $13,706,711
                                                        =========== ===========

  The net investment in direct financing leases was $470.5 million and $315.5 million at December 31, 1996 and 1995, respectively. Southern National had loans held for sale at December 31, 1996 and 1995 totaling $219.5 million and $245.3 million, respectively.

  Southern National's only significant concentration of credit at December 31, 1996 occurred in real estate loans, which totaled $10.0 billion. However, this amount was not concentrated in any specific market or geographic area other than the Banks' primary market.

  The following table provides an analysis of loans made to the directors and executive officers of Southern National and all significant subsidiaries and their interests, which in the aggregate exceeded $60,000 at any time during 1996. All amounts shown represent loans made by Southern National's subsidiary banks in the ordinary course of business at the Banks' normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons:

                                                          (DOLLARS IN THOUSANDS)
                                                          ----------------------
     Balance, December 31, 1995..........................        $ 98,338
     Additions...........................................          62,441
     Repayments..........................................          19,514
                                                                 --------
     BALANCE, DECEMBER 31, 1996..........................        $141,265
                                                                 ========

NOTE E. ALLOWANCE FOR LOSSES

  An analysis of the allowance for losses is presented in the following table:

                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
   Balance, January 1............................. $175,588  $174,102  $170,788
   Provision for losses charged to expense........   53,661    34,632    20,181
   Allowances of purchased companies..............      --        --      1,119
                                                   --------  --------  --------
     Subtotal.....................................  229,249   208,734   192,088
                                                   --------  --------  --------
   Loans charged-off..............................  (59,484)  (44,727)  (31,567)
   Recoveries.....................................   14,167    11,581    13,581
                                                   --------  --------  --------
     Net charge-offs..............................  (45,317)  (33,146)  (17,986)
                                                   --------  --------  --------
   Balance, December 31........................... $183,932  $175,588  $174,102
                                                   ========  ========  ========

  At December 31, 1996, 1995 and 1994, loans not currently accruing interest totaled $64.4 million, $66.2 million and $48.5 million, respectively. Loans 90 days or more past due and still accruing interest totaled $32.1 million, $29.1 million and $24.2 million, at December 31, 1996, 1995 and 1994, respectively. The gross interest income that would have been earned during 1996 if the outstanding nonaccrual loans and leases had been current in accordance with the original terms and had been outstanding throughout the period (or since origination, if held for part of the period) was approximately $5.5 million. Foreclosed property was $18.8 million, $13.7 million and $13.5 million at December 31, 1996, 1995 and 1994, respectively.

NOTE F. PREMISES AND EQUIPMENT

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
   Land and land improvements................................ $ 49,178 $ 47,158
   Buildings and building improvements.......................  230,122  224,730
   Furniture and equipment...................................  240,917  235,149
   Capitalized leases on premises and equipment..............    3,804    4,257
                                                              -------- --------
                                                               524,021  511,294
   Less--accumulated depreciation and amortization...........  204,939  197,436
                                                              -------- --------
     Net premises and equipment.............................. $319,082 $313,858
                                                              ======== ========

  Depreciation expense, which is included in occupancy and equipment expense, was $39.9 million, $36.3 million and $35.7 million in 1996, 1995 and 1994, respectively.

  Southern National has noncancellable leases covering certain premises and equipment. Total rent expense applicable to operating leases was $24.5 million, $29.4 million and $22.4 million for 1996, 1995 and 1994, respectively. Future minimum lease payments for operating and capitalized leases for years subsequent to 1996 are as follows:

                                                                LEASES
                                                         ---------------------
                                                         OPERATING CAPITALIZED
                                                         --------- -----------
                                                              (DOLLARS IN
                                                              THOUSANDS)
   Year ended December 31:
     1997............................................... $ 17,588    $  465
     1998...............................................   17,005       465
     1999...............................................   16,260       465
     2000...............................................   15,906       465
     2001...............................................   15,050       465
     2002 and years later...............................   97,853     5,316
                                                         --------    ------
   Total minimum lease payments......................... $179,662     7,641
                                                         ========
   Less--amount representing interest...................              4,080
                                                                     ------
   Present value of net minimum payments on capitalized
    leases (Note I).....................................             $3,561
                                                                     ======

NOTE G. LOAN SERVICING

  Mortgage loans serviced for others are not included in the accompanying "Consolidated Balance Sheets." The unpaid principal balances of mortgage loans serviced for others were $6.7 billion and $5.4 billion at December 31, 1996 and 1995, respectively.

  The following is a summary of capitalized mortgage servicing rights, net of accumulated amortization and adjustments necessary to present the balances at the lower of cost or estimated fair value, which are included in the "Consolidated Balance Sheets:"

                                                                 CAPITALIZED
                                                                  MORTGAGE
                                                                  SERVICING
                                                                   RIGHTS
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                                 (DOLLARS IN
                                                                 THOUSANDS)
   Balance, January 1,........................................ $18,265  $ 4,670
     Amount capitalized.......................................  24,302   16,751
     Amortization expense.....................................  (5,203)  (2,761)
     Change in valuation allowance............................    (290)    (395)
                                                               -------  -------
   Balance, December 31,...................................... $37,074  $18,265
                                                               =======  =======

  Capitalized mortgage servicing rights are being amortized on a disaggregated loan basis using an accelerated method over the estimated life of the servicing income. The servicing rights portfolio is analyzed each quarter to identify possible impairment using a disaggregated discounted cash flow methodology that is stratified by predominant risk characteristics. These characteristics include stratification based on interest rates in intervals of 150 basis points, type of loan and maturity of loan. Following is an analysis of the aggregate changes in the valuation allowances for mortgage servicing rights in 1996 and 1995:

                                                           VALUATION ALLOWANCE
                                                          FOR MORTGAGE SERVICING
                                                                  RIGHTS
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)
   Balance, January 1, 1995..............................         $  --
     Additions...........................................            395
                                                                  ------
   Balance, December 31, 1995............................            395
                                                                  ------
     Additions...........................................          1,184
     Reductions..........................................           (894)
                                                                  ------
   BALANCE, DECEMBER 31, 1996............................         $  685
                                                                  ======

NOTE H. SHORT-TERM BORROWED FUNDS

                                                           1996        1995
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
   Federal funds purchased............................. $   743,075 $   812,165
   Term Federal funds purchased........................      50,000     350,000
   Securities sold under agreements to repurchase......     664,457     689,517
   Master notes........................................     566,225     396,273
   U.S. Treasury tax and loan deposit notes payable....      86,938      63,588
   Short-term Federal Home Loan Bank advances..........     150,000     175,000
   Other short-term borrowed funds.....................       2,608     108,873
                                                        ----------- -----------
     Total short-term borrowed funds................... $ 2,263,303 $ 2,595,416
                                                        =========== ===========

  Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Term Federal funds purchased are identical to Federal funds; however, maturities vary and are greater than one day. Securities sold under agreements to repurchase are borrowings collateralized by securities of the U.S. Government or its agencies and have maturities ranging from one to ninety days. U.S. Treasury tax and loan deposit notes payable are payable upon demand to the U.S. Treasury. Master notes are unsecured, non-negotiable obligations of Southern National (variable rate commercial paper). Short-term Federal Home Loan Bank advances are typically unsecured and generally mature daily.

NOTE I. LONG-TERM DEBT

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1996        1995
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
   $5 million Industrial Revenue Bond, dated 1984, se-
    cured by premises with a net book value of
    $5,708,000 at December 31, 1996, due in quarterly
    installments of $83,340 through the second quarter
    1999, and one final installment of $82,940 in 1999.
    Interest rate is variable--76.99% of prime--6.352%
    at December 31, 1996...............................  $     1,000 $     1,250
   Capitalized leases, varying maturities to 2028 with
    rates from 8.11% to 12.65%. This represents the un-
    amortized balances due on leases of various facili-
    ties...............................................        3,561       4,125
   Medium-term bank notes, unsecured, varying maturi-
    ties to 2001 with rates from 5.31% to 5.70%........      424,794     201,979
   Advances from Federal Home Loan Bank, varying matu-
    rities to 2016 with rates from 1.00% to 8.95%......    1,373,795   1,175,830
   $250 million Subordinated Notes, unsecured, dated
    May 21, 1996, maturing May 23, 2003 with an inter-
    est rate of 7.05%*.................................      248,019          --
   Other mortgage indebtedness.........................          598         751
                                                         ----------- -----------
                                                         $ 2,051,767 $ 1,383,935
                                                         =========== ===========

--------
* Subordinated notes qualify under the risk-based capital guidelines as Tier 2 supplementary capital.

  Excluding the capitalized leases set forth in Note F, future debt maturities total $2.0 billion and are $550.5 million, $339.6 million, $175.5 million, $111.7 million, and $418.4 million for the next five years. The maturities for 2002 and later years are $452.5 million.

NOTE J. SHAREHOLDERS' EQUITY

  The authorized capital stock of Southern National consists of 300,000,000 shares of common stock, $5 par value, and 5,000,000 shares of preferred stock, $5 par value. At December 31, 1996, 109,297,489 shares of common stock and no shares of preferred stock were issued and outstanding.

 Stock Option Plans

  At December 31, 1996, Southern National had the following stock-based compensation plans: the 1994 and the 1995 Omnibus Stock Incentive Plans ("Omnibus Plans"), the Incentive Stock Option Plan ("ISOP"), the Non-Qualified Stock Option Plan ("NQSOP") and the Non-Employee Directors' Stock Option Plan ("Directors' Plan"), which are described below. Southern National accounts for these plans under Accounting Principles Board ("APB") Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, Southern National's pro forma net income and pro forma earnings per share would have been as follows:

                                                                 1996     1995
                                                               -------- --------
   Net income:
     As reported.............................................. $283,664 $186,341
     Pro Forma................................................  281,282  186,028
   Primary EPS:
     As reported..............................................     2.56     1.65
     Pro Forma................................................     2.54     1.65
   Fully Diluted EPS:
     As reported..............................................     2.54     1.62
     Pro Forma................................................     2.52     1.62

  The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995; therefore, the weighted average fair value of options granted prior to that date has not been calculated. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 3.5% for both years; expected volatility of 20% for both years; risk free interest rates of 6.46% and 5.65%; and expected lives of 6.76 years and 6.06 years.

  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  In April 1994 and May 1995, the shareholders approved the Omnibus Plans which cover the award of incentive stock options, non-qualified stock options, shares of restricted stock, performance shares and stock appreciation rights. In April 1996, the shareholders approved an amendment to the 1995 Omnibus Plan that increased the maximum number of shares issuable under the terms of the plan to 6,000,000 shares. The combined shares issuable under both Omnibus Plans is 10,000,000. The Omnibus Plans are intended to allow Southern National to recruit and retain employees with ability and initiative and to associate the employees' interests with those of Southern National and its shareholders. At December 31, 1996, 2,187,207 incentive stock options at prices ranging from $5.8828 to $36.625 and 2,056,395 non-qualified stock options at prices ranging from $.01 to $23.3655 were outstanding. The stock options vest over 3 years and have a 10 year term.

  The ISOP and the NQSOP were established to retain key officers and key management employees and to offer them the incentive to use their best efforts on behalf of Southern National. The plans, which expire on December 19, 2000, further provide for up to 1,101,000 shares of common stock to be reserved for the granting of options, which have a four year vesting schedule and must be exercised within ten years from the date granted. Incentive stock options granted must have an exercise price equal to at least 100% of the fair market value of common stock on the date granted, and the non-qualified stock options must have an exercise price equal to at least 85% of the fair market value on the date granted. At December 31, 1996, options to purchase 348,660 shares of common stock at prices ranging from $9.50 to $16.75 were outstanding pursuant to the NQSOP. At December 31, 1996, options to purchase 157,329 shares of common stock at an exercise price of $19.777 were outstanding pursuant to the ISOP.

  The Directors' Plan is intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of Southern National. The plan creates a deferred compensation system for participating non-employee directors. Each non-employee director may elect to defer 0%, 50% or 100% of the annual retainer fee for each calendar year and apply that percentage toward the grant of options to purchase Southern National common stock. Such elections are required to be in writing and are irrevocable for each calendar year. The exercise price at which shares of Southern National common stock may be purchased shall be equal to 75% of the market value of the common stock as of the date of grant. Options are vested in six months and may be exercised anytime thereafter until the expiration date, which is 10 years from the date of grant. The Directors' Plan provides for the reservation of up to 400,000 shares of Southern National common stock. At December 31, 1996, options to purchase 291,143 shares of common stock at prices ranging from $12.7155 to $22.07 were outstanding pursuant to the Directors' Plan.

  Southern National also has options outstanding from companies acquired in prior years. These options, which have not been included in the plans described above, totaled 297,067 as of December 31, 1996, with option prices ranging from $2.6667 to $23.7069.

  A summary of the status of the Company's stock option plans at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented below:

                                 1996                 1995                 1994
                          -------------------- -------------------- --------------------
                                     WTD. AVG.            WTD. AVG.            WTD. AVG.
                                     EXERCISE             EXERCISE             EXERCISE
                           SHARES      PRICE    SHARES      PRICE    SHARES      PRICE
                          ---------  --------- ---------  --------- ---------  ---------
Outstanding at beginning
 of year................  5,766,004   $18.18   5,068,067   $15.53   4,546,234   $13.38
Granted.................    102,321    25.73   1,292,163    25.73   1,178,149    19.52
Exercised...............   (482,954)   12.40    (548,511)   11.40    (601,492)    6.87
Forfeited or Expired....    (47,570)   15.65     (45,715)   19.22     (54,824)   18.58
                          ---------   ------   ---------   ------   ---------   ------
Outstanding at end of
 year...................  5,337,801   $18.86   5,766,004   $18.18   5,068,067   $15.53
                          =========   ======   =========   ======   =========   ======
Options exercisable at
 year-end...............  4,343,933   $17.41   4,133,341   $15.68   2,564,531   $12.53

  The weighted average fair value of options granted was $6.89 and $5.12 per option at December 31, 1996 and 1995, respectively.

  The following table summarizes information about the options outstanding at December 31, 1996:

                          OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                   --------------------------------- ------------------------
                                WEIGHTED-
                                 AVERAGE   WEIGHTED-                WEIGHTED-
                     NUMBER     REMAINING   AVERAGE      NUMBER      AVERAGE
     RANGE OF      OUTSTANDING CONTRACTUAL EXERCISE  EXERCISABLE AT EXERCISE
 EXERCISE PRICES   AT 12/31/96    LIFE       PRICE      12/31/96      PRICE
 ---------------   ----------- ----------- --------- -------------- ---------
       $.01             1,497      4.7yrs   $ 0.01         1,497     $ 0.01
 $ 2.67 to $ 3.79      37,516      7.1        3.33        37,516       3.33
 $ 4.97 to $ 7.45      23,778      0.9        7.26        23,778       7.26
 $ 7.71 to $10.22     343,182      4.0        9.14       343,182       9.14
 $11.72 to $17.50   1,848,284      4.6       14.32     1,848,284      14.32
 $18.13 to $26.75   3,050,035      7.9       22.84     2,087,892      21.87
 $28.88 to $36.63      33,509      9.6       33.89         1,784      29.63
                    ---------      ---      ------     ---------     ------
                    5,337,801      6.5yrs   $18.86     4,343,933     $17.41
                    =========      ===      ======     =========     ======

 Shareholder Rights Plan

  On January 17, 1997, pursuant to the Rights Agreement approved by the Board of Directors, Southern National distributed to shareholders one preferred stock purchase right for each share of Southern National's common stock then outstanding. Initially, the rights, which expire in 10 years, are not exercisable and are not transferable apart from the common stock. The rights will become exercisable only if a person or group acquires 20% or more of Southern National's common stock, or Southern National's Board of Directors determines, pursuant to the terms of the Rights Agreement, that any person or group that has acquired 10% or more of Southern National's common stock is an "Adverse Person." Each right would then enable the holder to purchase 1/100th of a share of a new series of Southern National preferred stock at an initial exercise price of $145.00. The Board of Directors will be entitled to redeem the rights at $.01 per right under certain circumstances specified in the Rights Agreement.

  Under the terms of the Rights Agreement, if any person or group becomes the beneficial owner of 25% or more of Southern National's common stock, with certain exceptions, or if the Board of Directors determines that any 10% or more stockholder is an "Adverse Person," each right will entitle its holder (other than the person triggering exercisability of the rights) to purchase, at the right's then-current exercise price, shares of Southern National's common stock having a value of twice the right's exercise price. In addition, if after any person or group has become a 20% or more stockholder, Southern National is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each right will entitle its holder to purchase, at the right's then-current exercise price, shares of common stock of such other person having a value of twice the right's exercise price.

NOTE K. INCOME TAXES

  The provision for income taxes was composed of the following:

                                                    1996      1995      1994
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
   Current expense:
     Federal..................................... $128,583  $102,548  $137,459
     State.......................................    2,289     3,785    10,567
                                                  --------  --------  --------
                                                   130,872   106,333   148,026
   Deferred expense (benefit)....................    3,632   (14,870)  (18,737)
                                                  --------  --------  --------
   Provision for income taxes.................... $134,504  $ 91,463  $129,289
                                                  ========  ========  ========

  The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

                                                    1996      1995      1994
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
   Federal income taxes at statutory rates of
    35%.......................................... $146,359  $ 97,232  $130,596
   Tax-exempt income from securities, loans and
    leases less related non-deductible interest
    expense......................................   (7,158)   (6,503)   (6,597)
   State income taxes, net of Federal tax bene-
    fit..........................................    1,793     2,096     4,136
   Other, net....................................   (6,490)   (1,362)    1,154
                                                  --------  --------  --------
   Provision for income taxes.................... $134,504  $ 91,463  $129,289
                                                  ========  ========  ========
   Effective income tax rate.....................     32.2%     32.9%     34.6%
                                                  ========  ========  ========

  The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets (liabilities) in the Consolidated Balance Sheets were:

                                                          DECEMBER 31,
                                                     ------------------------
                                                        1996         1995
                                                     -----------  -----------
                                                     (DOLLARS IN THOUSANDS)
   Deferred tax assets:
     Allowance for losses........................... $    70,476  $    66,438
     Deferred compensation..........................      16,945       17,817
     Postretirement benefits other than pensions....      11,280       10,651
     Other..........................................      16,344       16,610
                                                     -----------  -----------
   Total tax deferred assets........................     115,045      111,516
                                                     -----------  -----------
   Deferred tax liabilities:
     Tax accounting method changes..................      (6,599)     (10,493)
     Depreciation...................................     (18,765)     (15,390)
     Net unrealized appreciation on securities
      available for sale............................      (8,248)     (20,014)
     Lease financing................................     (15,623)     (13,558)
     Pension plan contribution......................      (6,363)      (3,705)
     Other..........................................     (13,504)      (9,067)
                                                     -----------  -----------
   Total tax deferred liabilities...................     (69,102)     (72,227)
                                                     -----------  -----------
   Net deferred tax asset........................... $    45,943  $    39,289
                                                     ===========  ===========

  The deferred tax assets have been determined to be realizable, and, accordingly, a valuation allowance was not required. At December 31, 1996, there were no operating losses, income tax credits or alternative minimum tax credit carryforwards.

  Securities transactions resulted in income tax expense (benefits) of $1.1 million, ($7.1 million) and $1.2 million related to securities gains (losses) for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE L. BENEFIT PLANS

  Southern National has various employee benefit plans and arrangements. Employees of acquired entities typically participate in existing Southern National plans upon consummation of the acquisitions. Credit is usually given to these employees for years of service at the acquired institution. The combination of actuarial information for the benefit plans of the acquired entities is not meaningful because the benefits offered in those plans and assumptions used in the calculations related to those plans are superseded by the benefits offered in the Southern National plans and the assumptions used in the Southern National calculations. Accordingly, the actuarial information presented for retirement plans and postretirement benefits is that of Southern National as originally presented.

  The following table discloses expenses relating to employee benefit plans on a restated basis.

                                                         1996    1995*   1994*
                                                        ------- ------- -------
                                                        (DOLLARS IN THOUSANDS)
   Defined benefit plans............................... $ 9,919 $15,632 $10,705
   Defined contribution and ESOP plans.................  10,252   9,235   9,502
                                                        ------- ------- -------
     Total expense related to benefit plans............ $20,171 $24,867 $20,207
                                                        ======= ======= =======

  --------
  * Amounts restated for material acquisitions accounted for as poolings-of-interests.

 Retirement Plans

  Prior to the merger of Southern National and BB&T, both companies had noncontributory defined benefit plans covering substantially all employees. Benefits were based on years of service, age at retirement and the employee's compensation as defined.

  Effective January 1, 1996, Southern National's and BB&T's pension plans were merged into a single noncontributory defined benefit pension plan. This plan covers substatntially all employees of the merged institution. Benefits are based on years of service, age at retirement and the employee's compensation during the five highest consecutive years of earnings within the last ten years of employment.

  Southern National's contributions to the plan were in amounts between the minimum required for funding standard account purposes and the maximum deductible for Internal Revenue Service purposes.

  Supplemental retirement benefits are provided to certain key officers under supplemental executive retirement plans ("SERPs"), which are not qualified under the Internal Revenue Code. Although technically unfunded plans, insurance policies on the lives of the covered employees partially fund future benefits.

  Net periodic pension cost, which is included in employee benefits expense, consisted of the following components in 1996, 1995 and 1994.

                                                     1996      1995      1994
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
   Service cost................................... $  8,860  $  9,658  $  9,431
   Interest cost..................................   11,755    10,864     9,504
   Actual return on assets........................  (18,498)  (25,226)      711
   Early retirement...............................      --      3,372       --
   Net amortization and deferral and other........    7,453    16,414   (10,699)
                                                   --------  --------  --------
     Net periodic pension cost.................... $  9,570  $ 15,082  $  8,947
                                                   ========  ========  ========

  The following table sets forth the plans' funded status at December 31, 1996 and 1995.

                                    PLANS FOR WHICH        PLANS FOR WHICH
                                     ASSETS EXCEED       ACCUMULATED BENEFITS
                                 ACCUMULATED BENEFITS       EXCEED ASSETS
                                 ----------------------  ----------------------
                                    1996        1995        1996       1995
                                 ----------  ----------  ----------  ----------
                                           (DOLLARS IN THOUSANDS)
   Accumulated benefit obliga-
    tion
     Vested benefits...........  $ (120,396) $ (104,000) $      --   $     --
     Nonvested benefits........      (3,107)     (3,566)        --         --
                                 ----------  ----------  ----------  ---------
                                 $ (123,503) $ (107,566) $      --   $     --
                                 ==========  ==========  ==========  =========
   Projected benefit obligation
    at December 31.............  $ (161,157) $ (140,394) $  (11,483) $  (9,929)
   Plan assets at fair value...     162,126     129,574         --         --
                                 ----------  ----------  ----------  ---------
   Plan assets in excess of
    (less than) projected bene-
    fit obligation.............         969     (10,820)    (11,483)    (9,929)
   Unrecognized transition
    amount.....................      (5,345)     (6,162)        321        364
   Unrecognized prior service
    cost.......................      (6,699)     (7,503)      3,314      3,313
   Unrecognized net loss.......      16,951      16,717       3,233      3,214
   Minimum liability adjust-
    ment.......................         --          --         (620)    (2,597)
                                 ----------  ----------  ----------  ---------
   Prepaid (accrued) pension
    cost included in other
    assets (other
    liabilities)...............  $    5,876  $   (7,768) $   (5,235) $  (5,635)
                                 ==========  ==========  ==========  =========

  Actuarial assumptions used in calculating these amounts were:

                                                          1996  1995   1994
                                                          ----  ----  -------
   Rate of increase in future compensation............... 5.5%  5.5%  4.8-6.0%
   Weighted average discount rate........................ 7.5   7.5     7.8
   Weighted average expected long-term rate of return on
    assets............................................... 8.0   8.0   8.0-9.0

  Plan assets consist primarily of investments in mutual funds consisting of equity investments, obligations of the U.S. Treasury and Federal agencies and corporations. Plan assets included $11.2 million and $7.9 million of Southern National common stock at December 31, 1996 and 1995, respectively.

 Postretirement Benefits

  Prior to merger, both Southern National and BB&T revised their retiree health care plans in preparation for the implementation of SFAS No. 106, "Accounting for Postretirement Benefits Other Than Pensions." Effective January 1, 1996, both plans were merged into a single plan. The new plan covers employees retiring after December 31, 1995 who are eligible for participation in the Southern National pension plan and have at least ten years of service. The plan requires retiree contributions, with a subsidy by Southern National based upon years of service of the employee at the time of retirement. The subsidy is periodically reviewed for adjustment. The plan provides flexible benefits to retirees which may also be used for dependents.

  The following table sets forth the components of the retiree benefit plan and the amount recognized in the consolidated financial statements at December 31, 1996, 1995 and 1994.

                                                   1996      1995      1994
                                                 --------  --------  ---------
   NET PERIODIC POSTRETIREMENT BENEFIT COST:
     Service cost..............................  $    739  $    972  $     990
     Interest cost.............................     2,029     2,248      1,841
     Amortization of net loss and other........       --        156        104
                                                 --------  --------  ---------
       Total expense...........................  $  2,768  $  3,376  $   2,935
                                                 ========  ========  =========
   RECONCILIATION OF FUNDED STATUS:
     Accumulated postretirement benefit obliga-
      tion.....................................  $(29,046) $(30,735) $ (27,590)
     Unrecognized net loss.....................        69     3,348      1,356
                                                 --------  --------  ---------
       Accrued postretirement benefit costs in-
        cluded in other liabilities............  $(28,977) $(27,387) $ (26,234)
                                                 ========  ========  =========

  Actuarial assumptions used in calculating these amounts were:

                                                   1996      1995      1994
                                                 --------  --------  ---------
   Annual rate of increase in the per capita
    cost of health care claims
     Current year..............................    11.0%   8.0-11.0% 10.0-12.0%
     Final constant amount.....................     5.0    4.75-5.0     5.0
     Annual decrease...........................     1.0     .8-1.0      1.0
   General inflation rate......................     4.0      4.0        4.0
   Weighted average discount rate..............     7.5      7.5        7.8
   Impact of 1% increase in assumed health care
    cost on:
     Net periodic benefit cost.................     3.0    2.0-3.0    0.0-1.0
     Expected postretirement benefit obliga-
      tion.....................................     5.0    3.0-4.0    1.1-3.0

 401-k Savings Plan

  Prior to 1996, Southern National had an Employee Stock Ownership Plan which allowed all employees to acquire common stock in Southern National by contributing up to 15% of their salaries to the plan. Southern National matched 100% of each employee's contributions, up to a maximum of 6% of the employee's salary. BB&T had a Savings and Thrift Plan which permitted eligible employees to make contributions up to 16% of base compensation, with matching contributions up to 4% of the employee's base compensation. Effective January 1, 1996, Southern National's Employee Stock Ownership Plan was merged into the former BB&T Savings and Thrift Plan to form the Southern National Corporation 401-k Savings Plan. The new plan permits employees to contribute up to 16% of their compensation. Southern National matches up to 6% of the employee's compensation with a 100% matching contribution.

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

                                                              CONTRACT OR
                                                          NOTIONAL AMOUNT AT
                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
   Financial instruments whose contract amounts repre-
    sent credit risk:
     Commitments to extend, originate or purchase
      credit..........................................  $ 6,042,999 $ 4,372,503
     Standby letters of credit and financial guaran-
      tees written....................................      200,222     138,911
     Commercial letters of credit.....................       19,811      27,742
   Financial instruments whose notional or contract
    amounts exceed the amount of credit risk:
     Commitments to sell loans and securities.........      213,991     261,000
     Foreign exchange contracts.......................      103,506     109,747

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

NOTE N. REGULATORY REQUIREMENTS AND OTHER RESTRICTIONS

  Southern National is required by the Board of Governors of the Federal Reserve System to maintain reserve balances based on certain percentages of deposit types subject to various adjustments. At December 31, 1996, these reserves amounted to $73.0 million.

  Subject to restrictions imposed by state laws and federal regulations, the Boards of Directors of the subsidiary banks could have declared dividends from their retained earnings up to $818.1 million at December 31, 1996. The subsidiary banks are prohibited from paying dividends from their capital stock and paid-in capital accounts and are required by regulatory authorities to maintain minimum capital levels. Southern National was in compliance with these requirements at December 31, 1996.

  Southern National is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on Southern National's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Southern National must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Southern National's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  See Table 19 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional disclosure concerning regulatory capital requirements.

NOTE O. PARENT COMPANY FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                             1996       1995
                                                          ---------- ----------
ASSETS
  Cash and due from banks................................ $    5,860 $    5,318
  Interest-bearing bank balances.........................    587,330    396,331
  Investment securities..................................     20,074     17,870
  Investment in banking subsidiaries.....................  1,742,214  1,523,981
  Investment in other subsidiaries.......................     51,538     41,408
  Premises...............................................      5,708      5,879
  Receivables from subsidiaries and other assets.........    182,441    161,881
                                                          ---------- ----------
    Total assets......................................... $2,595,165 $2,152,668
                                                          ========== ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Short-term borrowed funds.............................. $  566,225 $  396,273
  Dividends payable......................................     29,521     24,389
  Accounts payable and accrued liabilities...............     21,231     19,414
  Long-term debt.........................................    249,019      1,250
                                                          ---------- ----------
    Total liabilities....................................    865,996    441,326
                                                          ---------- ----------
    Total shareholders' equity...........................  1,729,169  1,711,342
                                                          ---------- ----------
    Total liabilities and shareholders' equity........... $2,595,165 $2,152,668
                                                          ========== ==========

                          CONDENSED INCOME STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                    1996      1995       1994
                                                  --------- ---------  --------
INCOME
  Dividends from subsidiaries...................  $ 125,708 $ 226,386  $138,201
  Interest and other income from subsidiaries...     31,411    17,269    13,291
  Interest on investment securities.............      1,850       900     1,560
  Other income..................................      7,835     6,143     3,595
                                                  --------- ---------  --------
    Total income................................    166,804   250,698   156,647
                                                  --------- ---------  --------
EXPENSES
  Interest expense..............................     33,845    17,859    12,393
  Occupancy expense.............................        171       171       172
  Other expenses................................      6,297    23,126     6,927
                                                  --------- ---------  --------
    Total expenses..............................     40,313    41,156    19,492
                                                  --------- ---------  --------
Income before income tax benefit and equity in
 undistributed earnings of subsidiaries.........    126,491   209,542   137,155
Income tax benefit..............................        354     6,140       433
                                                  --------- ---------  --------
Income before equity in undistributed earnings
 of subsidiaries................................    126,845   215,682   137,588
Net income of subsidiaries (less than) in excess
 of dividends from subsidiaries.................    156,819   (29,341)  106,254
                                                  --------- ---------  --------
NET INCOME......................................  $ 283,664 $ 186,341  $243,842
                                                  ========= =========  ========

                      CONDENSED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            (DOLLARS IN THOUSANDS)

                                                 1996       1995       1994
                                               ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..................................  $ 283,664  $ 186,341  $ 243,842
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Net income of subsidiaries (less than) in
  excess of dividends from subsidiaries......   (156,819)    29,341   (106,254)
 Depreciation of premises and equipment......        171        171        172
 Amortization of unearned compensation.......      2,450      3,172      1,711
 Discount accretion and premium amortiza-
  tion.......................................        192       (298)        83
 Loss (gain) on sales of securities..........         (9)       100        --
 Loss on disposals of other real estate
  owned......................................        --         240        --
 Loss on disposal of premises and equipment..        --          29        --
 (Increase) decrease in other assets.........    103,440   (146,243)    39,640
 Increase (decrease) in accounts payable and
  accrued liabilities........................      1,817      6,011       (955)
                                               ---------  ---------  ---------
  Net cash provided by operating activities..    234,906     78,864    178,239
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available
  for sale...................................         14         87     10,128
 Proceeds from maturities of securities
  available for sale.........................        --      63,500     65,002
 Purchases of securities available for sale..     (2,300)    (2,601)   (63,177)
 Proceeds from sales of securities held to
  maturity...................................        --         520        --
 Repayment of note from bank subsidiary......        --         --      30,000
 Sale of savings bank subsidiary to bank sub-
  sidiary....................................        --         --      58,883
 Proceeds from sales of premises and equip-
  ment.......................................        --          79        --
 Investment in subsidiaries..................    (68,625)      (264)   (67,492)
 Advances to subsidiaries....................   (306,857)       --         --
 Repayment of advances to subsidiaries.......    182,875        --         --
 Other.......................................        --         --     (32,328)
                                               ---------  ---------  ---------
  Net cash (used in) provided by investing
   activities................................   (194,893)    61,321      1,016
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in long-term debt...    247,625     (7,333)   (53,333)
 Net increase in short-term borrowed funds...    169,952    142,004     95,614
 Repayment of advance from bank subsidiary...        --         --     (58,250)
 Net proceeds from common stock issued.......     47,462     43,781     23,668
 Redemption of common stock..................   (207,387)   (47,311)   (23,562)
 Preferred stock cancellations and conver-
  sions......................................        --      (2,371)       --
 Cash dividends paid on common and preferred
  stock......................................   (106,124)   (93,465)   (76,805)
 Other.......................................        --         --       1,656
                                               ---------  ---------  ---------
  Net cash provided by (used in) financing
   activities................................    151,528     35,305    (91,012)
                                               ---------  ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS....    191,541    175,490     88,243
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR........................................    401,649    226,159    137,916
                                               ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.....  $ 593,190  $ 401,649  $ 226,159
                                               =========  =========  =========

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

  The following methods and assumptions were used by Southern National in estimating the fair value of its financial instruments at December 31, 1996 and 1995.

  Cash and cash equivalents: For these short-term instruments, the carrying amounts are a reasonable estimate of fair values.

  Securities: Fair values for securities are based on quoted market prices, if available. If quoted market prices are not available, fair values are based on quoted market prices for similar securities.

  Loans receivable: The fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and credit quality. The carrying amounts of accrued interest approximate fair values.

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

  Short-term borrowed funds: The carrying amounts of Federal funds purchased, borrowings under repurchase agreements, master notes and other short-term borrowed funds approximate their fair values.

  Long-term debt: The fair values of long-term debt are estimated based on quoted market prices for similar instruments or by using discounted cash flow analyses, based on Southern National's current incremental borrowing rates for similar types of instruments.

  Interest rate swap agreements: The fair values of interest rate swaps (used for hedging purposes) are the estimated amounts that Southern National would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

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

                                     1996                      1995
                            ------------------------  ------------------------
                             CARRYING       FAIR       CARRYING       FAIR
                              AMOUNT        VALUE       AMOUNT        VALUE
                            -----------  -----------  -----------  -----------
                                        (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash equiva-
   lents................... $   659,734  $   659,734  $   705,676  $   705,676
  Securities available for
   sale....................   5,136,789    5,136,789    5,201,344    5,201,344
  Securities held to matu-
   rity....................     124,718      128,410      153,969      159,886
  Loans and leases
    Loans..................  14,113,609   14,109,547   13,636,450   13,735,361
    Leases.................     470,455          N/A      315,541          N/A
    Allowance for losses...    (183,932)         N/A     (175,588)         N/A
                            -----------               -----------
      Net loans and
       leases.............. $14,400,132               $13,776,403
                            ===========               ===========
Financial liabilities:
  Deposits................. $14,953,914   14,994,860  $14,684,056   14,717,187
  Short-term borrowed
   funds...................   2,263,303    2,263,303    2,595,416    2,595,416
  Long-term debt...........   2,048,206    2,144,364    1,379,810    1,385,634
  Capitalized leases.......       3,561          N/A        4,125          N/A
-------------------------------------------------------------------------------
                             NOTIONAL/                 NOTIONAL/
                             CONTRACT       FAIR       CONTRACT       FAIR
                              AMOUNT        VALUE       AMOUNT        VALUE
                            -----------  -----------  -----------  -----------
Unrecognized financial in-
 struments:
  Interest rate swaps, caps
   and floors.............. $ 1,144,114  $     5,775  $   743,413  $    (6,067)
  Commitments to extend,
   originate or purchase
   credit..................   6,042,999      (11,251)   4,372,503       (7,654)
  Standby and commercial
   letters of credit and
   financial guarantees
   written.................     220,033       (3,300)     166,653       (2,500)
  Commitments to sell loans
   and securities..........     213,991          733      261,000       (3,232)
  Foreign exchange con-
   tracts..................     103,506          312      109,747          --
  Option contracts pur-
   chased..................      14,000          142        8,000          --
  Option contracts writ-
   ten.....................      14,000          --         8,000         (160)

--------
N/A--Not applicable.

NOTE Q. DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

  Interest rate volatility often increases to the point that balance sheet repositioning through the use of account repricing and other on-balance sheet strategies cannot occur rapidly enough to avoid adverse net income effects. At those times, off-balance sheet or synthetic hedges are utilized. During 1996, management used interest rate swaps, caps and floors to supplement balance sheet repositioning. Such actions were designed to lower the interest sensitivity of Southern National toward a neutral position.

  Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to transform the repricing characteristics of an asset or liability from a fixed to a floating rate, a floating rate to a fixed rate, or one floating rate to another floating rate. The underlying principal positions are not affected. Swap terms generally range from one year to ten years depending on the need. At December 31, 1996, derivatives with a total notional value of $1.1 billion, with terms ranging up to seven years, were outstanding.

  The following tables set forth certain information concerning Southern National's interest rate swaps at December 31, 1996:

                     INTEREST RATE SWAPS, CAPS AND FLOORS

                               DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)

                                 NOTIONAL      RECEIVE       PAY        FAIR
       TYPE                       AMOUNT        RATE        RATE       VALUE
       ----                     -----------  ----------- ----------- ----------
 Receive fixed swaps........... $  485,000        6.60%       5.50%  $    6,698
 Pay fixed swaps...............    304,114        5.50        5.43          (25)
 Basis swaps...................    250,000        5.53        5.51       (1,251)
 Floors........................    105,000         --          --           353
                                ----------    --------    --------   ----------
 Total......................... $1,144,114        6.02%       5.48%  $    5,775
                                ==========    ========    ========   ==========
                                  RECEIVE     PAY FIXED  BASIS SWAPS
  YEAR-TO-DATE ACTIVITY         FIXED SWAPS     SWAPS    AND FLOORS    TOTAL
  ---------------------         -----------  ----------- ----------- ----------
 Balance, December 31, 1995.... $  140,000    $353,413    $250,000   $  743,413
 Additions.....................    450,000       2,015     105,000      557,015
 Maturities/amortizations......   (105,000)    (51,314)        --      (156,314)
                                ----------    --------    --------   ----------
 Balance, December 31, 1996.... $  485,000    $304,114    $355,000   $1,144,114
                                ==========    ========    ========   ==========
                                 ONE YEAR    ONE TO FIVE FIVE TO 10
 ATURITY SCHEDULEM                OR LESS       YEARS       YEARS      TOTAL
-----------------               -----------  ----------- ----------- ----------
 Receive fixed swaps........... $   35,000    $200,000    $250,000   $  485,000
 Pay fixed swaps...............     15,485     284,337       4,292      304,114
 Basis swaps...................        --      250,000         --       250,000
 Floors........................        --      105,000         --       105,000
                                ----------    --------    --------   ----------
 Total......................... $   50,485    $839,337    $254,292   $1,144,114
                                ==========    ========    ========   ==========

  As of December 31, 1996, unearned income from new swap transactions initiated during 1996 was $6.4 million. There were no unamortized deferred gains or losses from terminated transactions remaining at year end. Active transactions resulted in pretax net expenses of $300,000.

  In addition to interest rate swaps, Southern National utilizes written covered over-the-counter call options on specific securities in the available-for-sale portfolio in order to enhance returns. During 1996, options were written on securities totaling $375.0 million. Option fee income was $1.1 million for 1996. There were no unexercised options outstanding at December 31, 1996 or 1995.

  Southern National also utilizes over-the-counter purchased put options and net purchased put options (combination of purchased put option and written call option) in its mortgage banking activities. These options are used to hedge the mortgage warehouse and pipeline against increasing interest rates. Written call options are used in tandem with purchased put options to create a net purchased put option that reduces the cost of the hedge. At December 31, 1996, net purchased put option contracts with a notional value of $14.0 million were outstanding.

  The $1.1 billion of derivatives used in interest rate risk management are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and fixed rate notes. Southern National does not utilize derivatives for trading purposes.

  Although off-balance sheet derivative financial instruments do not expose Southern National to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized based on the quality of the counterparties and the consistent monitoring of these agreements. The counterparties to these transactions were large commercial banks and investment banks. Annually, the counterparties are reviewed for creditworthiness by Southern National's credit policy group. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 1996, Southern National's interest rate swaps, caps and floors reflected an unrealized gain of $5.8 million.

  Other risks associated with interest-sensitive derivatives include the impact on fixed positions during periods of changing interest rates. Indexed amortizing swaps' notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall, the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by Southern National. At December 31, 1996, Southern National had no indexed amortizing swaps outstanding.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, AS OF MARCH 17, 1997.

                                          Southern National Corporation
                                           (Registrant)

                                                  /s/ John A. Allison, IV
                                          By: _________________________________
                                                    JOHN A. ALLISON, IV
                                              CHAIRMAN OF THE BOARD AND CHIEF
                                                     EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AS OF MARCH 17, 1997.

                                                  /s/ John A. Allison, IV
                                          _____________________________________
                                                   JOHN A. ALLISON, IV
                                             CHAIRMAN OF THE BOARD AND CHIEF
                                                    EXECUTIVE OFFICER

                                                     /s/ Scott E. Reed
                                          _____________________________________
                                                      SCOTT E. REED
                                           SENIOR EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER

                                                   /s/ Sherry A. Kellett
                                          _____________________________________
                                                    SHERRY A. KELLETT
                                              EXECUTIVE VICE PRESIDENT AND
                                                       CONTROLLER

  A Majority of the Directors of the Registrant are included.

                                                   /s/ Paul B. Barringer
                                          _____________________________________
                                                    PAUL B. BARRINGER
                                                        DIRECTOR

                                                /s/ W. R. Cuthbertson, Jr.
                                          _____________________________________
                                                 W. R. CUTHBERTSON, JR.
                                                        DIRECTOR

                                                    /s/ Ronald E. Deal
                                          _____________________________________
                                                     RONALD E. DEAL
                                                        DIRECTOR

                                                   /s/ A. J. Dooley, Sr.
                                          _____________________________________
                                                    A. J. DOOLEY, SR.
                                                        DIRECTOR

                                                  /s/ Joe L. Dudley, Sr.
                                          _____________________________________
                                                   JOE L. DUDLEY, SR.
                                                        DIRECTOR

                                                     /s/ Tom D. Efird
                                          _____________________________________
                                                      TOM D. EFIRD
                                                        DIRECTOR

                                                 /s/ O. William Fenn, Jr.
                                          _____________________________________
                                                  O. WILLIAM FENN, JR.
                                                        DIRECTOR

                                                   /s/ Paul S. Goldsmith
                                          _____________________________________
                                                    PAUL S. GOLDSMITH
                                                        DIRECTOR

                                                 /s/ Lloyd Vincent Hackley
                                          _____________________________________
                                                  LLOYD VINCENT HACKLEY
                                                        DIRECTOR

                                                   /s/ Ernest F. Hardee
                                          _____________________________________
                                                    ERNEST F. HARDEE
                                                        DIRECTOR

                                                 /s/ Richard Janeway, M.D.
                                          _____________________________________
                                                  RICHARD JANEWAY, M.D.
                                                        DIRECTOR

                                                /s/ J. Ernest Lathem, M.D.
                                          _____________________________________
                                                 J. ERNEST LATHEM, M.D.
                                                        DIRECTOR

                                                   /s/ James H. Maynard
                                          _____________________________________
                                                    JAMES H. MAYNARD
                                                        DIRECTOR

                                                /s/ Joseph A. McAleer, Jr.
                                          _____________________________________
                                                 JOSEPH A. MCALEER, JR.
                                                        DIRECTOR

                                                  /s/ Albert O. McCauley
                                          _____________________________________
                                                   ALBERT O. MCCAULEY
                                                        DIRECTOR

                                               /s/ James Dickson McLean, Jr.
                                          _____________________________________
                                                JAMES DICKSON MCLEAN, JR.
                                                        DIRECTOR

                                                  /s/ Charles E. Nichols
                                          _____________________________________
                                                   CHARLES E. NICHOLS
                                                        DIRECTOR

                                                   /s/ L. Glenn Orr, Jr.
                                          _____________________________________
                                                    L. GLENN ORR, JR.
                                                        DIRECTOR

                                                  /s/ A. Winniett Peters
                                          _____________________________________
                                                   A. WINNIETT PETERS
                                                        DIRECTOR

                                                /s/ Richard L. Player, Jr.
                                          _____________________________________
                                                 RICHARD L. PLAYER, JR.
                                                        DIRECTOR

                                               /s/ C. Edward Pleasants, Jr.
                                          _____________________________________
                                                C. Edward Pleasants, Jr.
                                                        DIRECTOR

                                                    /s/ Nido R. Qubein
                                          _____________________________________
                                                     NIDO R. QUBEIN
                                                        DIRECTOR

                                                 /s/ A. Tab Williams, Jr.
                                          _____________________________________
                                                  A. TAB WILLIAMS, JR.
                                                        DIRECTOR

                                 EXHIBIT INDEX

 EXHIBIT
   NO.              DESCRIPTION                          LOCATION
 -------            -----------                          --------
  2(a)   Agreement and Plan of              Incorporated herein by reference
          Reorganization dated as of July    to Registration No. 33-57681.
          29, 1994 and amended and
          restated as of October 22, 1994
          between Southern National and
          BB&T.
  2(b)   Plan of Merger as of July 29,      Incorporated herein by reference
          1994 as amended and restated on    to Registration No. 33-57861.
          October 22, 1994 between
          Southern National and BB&T.
  2(c)   Agreement and Plan of              Filed herewith.
          Reorganization dated as of
          November 1, 1996 between
          Southern National Corporation
          and United Carolina Bancshares
          Corporation, as amended.
  3(a)   Amended and Restated Articles of   Filed herewith.
          Incorporation of Southern
          National Corporation, as
          amended.
  3(b)   Bylaws of Southern National        Incorporated herein by reference
          Corporation, as amended.           to Exhibit 3.2 of the Registration
                                             Statement on Form S-4 filed
                                             June 29, 1989 (No. 33-29586.)
  4(a)   Articles of Amendment to Amended   Included in Exhibit 3(a).
          and Restated Articles of
          Incorporation of Southern
          National Corporation related to
          Junior Participating Preferred
          Stock.
  4(b)   Rights Agreement dated as of       Incorporated herein by reference
          December 17, 1996 between          to Exhibit 1 to the registration
          Southern National Corporation      statement on Form 8-A dated
          and Branch Banking and Trust       January 10, 1997.
          Company, Rights Agent.
  4(c)   Subordinated Indenture             Incorporated herein by reference
          (including Form of Subordinated    to Exhibit 4(d) of Registration
          Debt Security) between Southern    No. 333-029899.
          National Corporation and State
          Street Bank and Trust Company,
          Trustee, dated as of May 24,
          1996.
  4(d)   Senior Indenture (including Form   Incorporated herein by
          of Senior Debt Security)           reference to Exhibit 4(c)
          between Southern National          of Registration
          Corporation and State Street       No. 333-02899.
          Bank and Trust Company,
          Trustee, dated as of May 24,
          1996.
 10(a)*  Death Benefit Only Plan, Dated     Incorporated herein by
          April 23, 1990, by and between     reference to Registration
          Branch Banking and Trust           No. 33-33984.
          Company (as successor to
          Southern National Bank of North
          Carolina) and L. Glenn
          Orr, Jr.
 10(b)*  Non-Employee Directors' Deferred   Filed herewith.
          Compensation and Stock Option
          Plan of Southern National
          Corporation.
 10(c)*  Southern National Corporation      Incorporated herein by
          1994 Omnibus Stock Incentive       reference to Registration
          Plan.                              No. 33-57865.
 10(d)*  Settlement and Non-Compete         Incorporated herein by
          Agreement, dated February 28,      reference to Registration
          1995, by and between Southern      No. 33-56437.
          National Corporation and L.
          Glenn Orr, Jr.
 10(e)*  Settlement Agreement, Waiver and   Incorporated herein by
          General Release dated September    reference to Registration
          19, 1994, by and between           No. 33-56437.
          Southern National Corporation,
          Branch Banking and Trust
          Company (as successor to
          Southern National Bank of North
          Carolina) and Gary E. Carlton.

 EXHIBIT
   NO.                DESCRIPTION                             LOCATION
 -------              -----------                             --------
 10(f)   Southern National Corporation Savings   Incorporated herein by
          and Thrift Plan.                        reference to Registration
                                                  No. 33-57867.
 10(g)*  Southern National Corporation 1995      Filed herewith.
          Omnibus Stock Incentive Plan.
 10(h)*  Form of Branch Banking and Trust        Incorporated by reference
          Company                                 to the identified exhibit
          Long-Term Incentive Plan.               under Southern National
                                                  Corporation's (as
                                                  successor to BB&T
                                                  Financial Corporation)
                                                  Form 10-Q, filed May 14, 1991.
 10(i)*  Form of Branch Banking and Trust        Incorporated by reference
          Company                                 to the identified exhibit
          Executive Incentive Compensation        under Southern National
          Plan.                                   Corporation's (as
                                                  successor to BB&T
                                                  Financial Corporation)
                                                  Form 10-K, filed February 22,
                                                  1985.
 10(j)*  Southern National Deferred              Filed herewith.
          Compensation Plan for Key Executives
 10(k)*  Southern National Supplemental          Filed herewith.
          Executive Retirement Plan
 10(l)*  Branch Banking and Trust Supplemental   Filed herewith.
          Executive Retirement Plan
 11      Statement re Computation of Earnings    Filed herewith.
          Per Share.
 21      Subsidiaries of the Registrant.         Filed herewith.
 22      Proxy Statement for the 1997 Annual     Future filing incorporated
          Meeting                                 by reference pursuant to
          of Shareholders, dated April 22,        the General Instruction G(3).
          1997.
 23(a)   Consent of Independent Public           Filed herewith.
          Accountants.
 23(b)   Opinion of Independent Public           Filed herewith.
          Accountants.
 27      Financial Data Schedule.                Filed as an exhibit to the
                                                  electronically-filed
                                                  document as required.

--------
* Management compensatory plan or arrangement.