Form 10-Q
period 1997-03-31
SOUTHERN NATIONAL CORP /NC/
filed 1997-05-14
CIK 92230

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                 MARCH 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     At April 30, 1997, 109,160,998 shares of the registrant's common stock, $5 par value, were outstanding.

     This Form 10-Q has 20 pages. The Exhibit Index is included on page 18.

                         SOUTHERN NATIONAL CORPORATION

                                   FORM 10-Q

                                 MARCH 31, 1997

                                     INDEX

                                                                                                                       PAGE NO.
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..........................................................................        3
          Consolidated Financial Statements.........................................................................        3
          Notes to Consolidated Financial Statements................................................................        7
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................        9
          Analysis of Financial Condition...........................................................................        9
          Market Risk Management....................................................................................       11
          Capital Adequacy and Resources............................................................................       13
          Analysis of Results of Operations.........................................................................       14
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings.........................................................................................       18
  Item 4. Submission of Matters to a Vote of Security Holders.......................................................       18
  Item 6. Exhibits and Reports on Form 8-K..........................................................................       18
SIGNATURES..........................................................................................................       19
EXHIBIT 11 Computation of Earnings Per Share
EXHIBIT 27 Financial Data Schedule -- Included with electronically-filed document only.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                                   MARCH 31,     DECEMBER 31,
                                                                                                     1997            1996
                                                                                                    (DOLLARS IN THOUSANDS,
                                                                                                    EXCEPT PER SHARE DATA)
ASSETS
  Cash and due from banks......................................................................   $   552,111    $    638,748
  Interest-bearing deposits with banks.........................................................         8,327           1,046
  Federal funds sold and securities purchased under resale agreements or similiar
     arrangements..............................................................................        21,022          19,940
  Securities available for sale................................................................     5,222,841       5,136,789
  Securities held to maturity (market value: $125,072 at March 31, 1997, and $128,410 at
     December 31, 1996)........................................................................       122,182         124,718
  Loans held for sale..........................................................................       264,625         219,469
  Loans and leases, net of unearned income.....................................................    15,084,615      14,364,595
     Allowance for loan and lease losses.......................................................      (193,987)       (183,932)
       Loans and leases, net...................................................................    14,890,628      14,180,663
  Premises and equipment, net..................................................................       328,862         319,082
  Other assets.................................................................................       641,597         606,107
       TOTAL ASSETS............................................................................   $22,052,195    $ 21,246,562
LIABILITIES AND SHAREHOLDERS' EQUITY
DEPOSITS:
  Noninterest-bearing demand deposits..........................................................   $ 2,009,401    $  1,990,415
  Savings and interest checking................................................................     1,430,386       1,376,260
  Money rate savings...........................................................................     3,722,006       3,372,018
  Other time deposits..........................................................................     8,394,303       8,215,221
       Total deposits..........................................................................    15,556,096      14,953,914
  Short-term borrowed funds....................................................................     2,183,091       2,263,303
  Long-term debt...............................................................................     2,273,288       2,051,767
  Accounts payable and other liabilities.......................................................       286,283         248,409
       TOTAL LIABILITIES.......................................................................    20,298,758      19,517,393
SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par, 5,000,000 shares authorized, none issued and outstanding............            --              --
  Common stock, $5 par, 300,000,000 shares authorized, 109,138,628 issued and outstanding at
     March 31, 1997, and 109,297,489 at December 31, 1996......................................       545,693         546,487
  Additional paid-in capital...................................................................       122,274         134,758
  Retained earnings............................................................................     1,091,507       1,038,067
  Loan to employee stock ownership plan and unvested restricted stock..........................        (1,935)         (1,952)
  Net unrealized (depreciation) appreciation on securities available for sale, net of tax of
     $1,979 at March 31, 1997 and $8,247 at December 31, 1996..................................        (4,102)         11,809
       TOTAL SHAREHOLDERS' EQUITY..............................................................     1,753,437       1,729,169
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................................   $22,052,195    $ 21,246,562

  The accompanying notes are an integral part of these consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                                                      FOR THE THREE MONTHS
                                                                                                        ENDED MARCH 31,
                                                                                                       1997          1996
                                                                                                     (DOLLARS IN THOUSANDS,
                                                                                                     EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans and leases.........................................................     $332,269      $316,560
  Interest and dividends on securities..........................................................       83,292        74,941
  Interest on short-term investments............................................................          258           232
     Total interest income......................................................................      415,819       391,733
INTEREST EXPENSE
  Interest on deposits..........................................................................      140,950       140,488
  Interest on short-term borrowed funds.........................................................       26,971        29,536
  Interest on long-term debt....................................................................       30,099        22,074
     Total interest expense.....................................................................      198,020       192,098
NET INTEREST INCOME.............................................................................      217,799       199,635
  Provision for loan and lease losses...........................................................       17,000        11,400
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES...................................      200,799       188,235
NONINTEREST INCOME
  Service charges on deposit accounts...........................................................       30,600        25,214
  Mortgage banking income.......................................................................       10,486         9,300
  Trust income..................................................................................        5,344         4,674
  Agency insurance commissions..................................................................        9,900         6,189
  Other insurance commissions...................................................................        3,059         2,608
  Other nondeposit fees and commissions.........................................................       18,720        15,623
  Securities gains (losses), net................................................................          811            (8)
  Other noninterest income......................................................................        6,593         5,389
     Total noninterest income...................................................................       85,513        68,989
NONINTEREST EXPENSE
  Personnel expense.............................................................................       81,058        74,911
  Occupancy and equipment expense...............................................................       26,776        25,124
  Foreclosed property expense...................................................................          573           744
  Federal deposit insurance expense.............................................................        1,135         3,355
  Other noninterest expense.....................................................................       51,500        45,510
     Total noninterest expense..................................................................      161,042       149,644
EARNINGS
  Income before income taxes....................................................................      125,270       107,580
  Provision for income taxes....................................................................       42,202        35,729
  Net income....................................................................................       83,068        71,851
     Preferred dividend requirements............................................................           --           610
     Income applicable to common shares.........................................................     $ 83,068      $ 71,241
PER COMMON SHARE
  Net income:
     Primary....................................................................................     $    .74      $    .66
     Fully diluted..............................................................................     $    .74      $    .64
     Cash dividends declared....................................................................     $    .27      $    .23
AVERAGE SHARES OUTSTANDING
  Primary.......................................................................................     111,554,075   108,334,659
  Fully diluted.................................................................................     111,554,075   112,109,898

  The accompanying notes are an integral part of these consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                  SHARES OF                                ADDITIONAL    RETAINED
                                                   COMMON       PREFERRED      COMMON       PAID-IN      EARNINGS
                                                    STOCK         STOCK        STOCK        CAPITAL     AND OTHER*      TOTAL
                                                                             (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1995, AS PREVIOUSLY
  REPORTED....................................   103,357,440     $ 3,669      $ 516,787    $ 279,204    $  874,403    $1,674,063
  Merger with Regional Acceptance Corporation
     accounted for under the pooling of
     interests method of accounting...........     5,794,215          --         28,971       (9,800)       18,108        37,279
BALANCE, DECEMBER 31, 1995, AS RESTATED.......   109,151,655       3,669        545,758      269,404       892,511     1,711,342
Add (Deduct)
  Net income..................................            --          --             --           --        71,851        71,851
  Common stock issued.........................       623,388          --          3,117       11,364            --        14,481
  Redemption of common stock..................    (4,972,000)         --        (24,860)    (113,980)           --      (138,840)
  Net unrealized depreciation on securities
     available for sale.......................            --          --             --           --       (32,255)      (32,255)
  Preferred stock cancellations and
     conversions..............................     4,334,692      (3,669)        21,674      (18,005)           --            --
  Cash dividends declared by
     Southern National:
     Common stock.............................            --          --             --           --       (23,781)      (23,781)
     Preferred stock..........................            --          --             --           --          (610)         (610)
  Other.......................................            --          --             --           --           413           413
BALANCE, MARCH 31, 1996.......................   109,137,735     $    --      $ 545,689    $ 148,783    $  908,129    $1,602,601

BALANCE, DECEMBER 31, 1996....................   109,297,489     $    --     $546,487    $ 134,758    $1,047,924    $1,729,169
Add (Deduct)
  Net income..................................            --          --           --           --        83,068        83,068
  Common stock issued.........................       286,995          --        1,435        2,894            --         4,329
  Redemption of common stock..................    (2,086,500)         --      (10,432)     (71,848)           --       (82,280)
  Net unrealized depreciation on securities
     available for sale.......................            --          --           --           --       (15,911)      (15,911)
  Merger with Fidelity Financial accounted for
     under the purchase method................     1,640,644          --        8,203       56,470            --        64,673
  Cash dividends declared by
     Southern National:
     Common stock.............................            --          --           --           --       (29,628)      (29,628)
  Other.......................................            --          --           --           --            17            17
BALANCE, MARCH 31, 1997.......................   109,138,628     $    --     $545,693    $ 122,274    $1,085,470    $1,753,437

* Other includes net unrealized appreciation (depreciation) on securities available for sale, unvested restricted stock and a loan to the employee stock ownership plan.

  The accompanying notes are an integral part of these consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                                                          1997            1996
                                                                                                         (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................................................................      $  83,068       $  71,851
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan and lease losses...........................................................         17,000          11,400
    Depreciation of premises and equipment........................................................         10,247           9,506
    Amortization of intangibles and mortgage servicing rights.....................................          4,405           3,230
    Accretion of negative goodwill................................................................         (1,559)         (1,559)
    Amortization of unearned stock compensation...................................................             17             413
    Discount accretion and premium amortization on securities, net................................           (116)          1,491
    Loss (gain) on sales of securities, net.......................................................           (811)              8
    Loss (gain) on sales of loans and mortgage loan servicing rights, net.........................         (2,956)           (723)
    Loss (gain) on disposals of premises and equipment, net.......................................            191            (246)
    Loss (gain) on foreclosed property and other real estate, net.................................            774           1,062
    Proceeds from sales of loans held for sale....................................................        294,784         310,656
    Purchases of loans held for sale..............................................................        (90,575)       (107,809)
    Origination of loans held for sale, net of principal collected................................       (243,151)       (308,337)
    Decrease (increase) in:
      Accrued interest receivable.................................................................         10,906          23,753
      Other assets................................................................................         (4,518)         (6,704)
    Increase (decrease) in:
      Accrued interest payable....................................................................          4,323          (2,370)
      Accounts payable and other liabilities......................................................         46,906          42,306
        Net cash provided by operating activities.................................................        128,935          47,928
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale............................................        350,248          23,718
  Proceeds from maturities of securities available for sale.......................................        476,153         829,396
  Purchases of securities available for sale......................................................       (907,893)       (398,474)
  Proceeds from maturities of securities held to maturity.........................................          7,309          12,378
  Purchases of securities held to maturity........................................................         (4,823)         (1,050)
  Leases made to customers........................................................................        (14,093)        (12,841)
  Principal collected on leases...................................................................         14,096          12,565
  Loan originations, net of principal collected...................................................       (419,825)       (152,328)
  Purchases of loans..............................................................................        (43,325)         (9,184)
  Net cash acquired in transactions accounted for under the purchase method.......................         12,005              --
  Purchases and originations of mortgage servicing rights.........................................         (4,266)         (5,370)
  Proceeds from disposals of premises and equipment...............................................            113           1,100
  Purchases of premises and equipment.............................................................        (16,763)        (17,551)
  Proceeds from sales of foreclosed property......................................................          3,136           3,384
  Proceeds from sales of other real estate held for development or sale...........................            688           2,421
        Net cash (used in) provided by investing activities.......................................       (547,240)        288,164
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits........................................................................        349,279         479,257
  Net decrease in short-term borrowed funds.......................................................        (92,638)       (918,436)
  Proceeds from long-term debt....................................................................        700,670         426,657
  Repayments of long-term debt....................................................................       (509,799)       (207,246)
  Net proceeds from common stock issued...........................................................          4,329          13,890
  Redemption of common stock......................................................................        (82,280)       (138,840)
  Cash dividends paid on common and preferred stock...............................................        (29,530)        (24,391)
        Net cash provided by (used in) financing activities.......................................        340,031        (369,109)
Net Decrease in Cash and Cash Equivalents.........................................................        (78,274)        (33,017)
CASH AND CASH EQUIVALENTS at beginning of period..................................................        659,734         705,676
CASH AND CASH EQUIVALENTS at end of period........................................................      $ 581,460       $ 672,659
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest......................................................................................      $ 194,310       $ 194,450
    Income taxes..................................................................................          2,095             366
  Noncash financing and investing activities:
    Transfer of loans to foreclosed property......................................................          4,591           2,291
    Transfer of fixed assets to other real estate owned...........................................            834           2,495

  The accompanying notes are an integral part of these consolidated financial statements.

                 SOUTHERN NATIONAL CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (Unaudited)

A. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of Southern National Corporation and subsidiaries ("Southern National" or "SNC" or the "Corporation") as of March 31, 1997 and December 31, 1996; the consolidated statements of income for the three months ended March 31, 1997 and 1996; the consolidated statements of changes in shareholders' equity for the three months ended March 31, 1997 and 1996; and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996.

     The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in Southern National's latest annual report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.

     Certain 1996 amounts have been reclassified to conform with statement presentations for 1997. The reclassifications have no effect on shareholders' equity or net income as previously reported. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of Southern National. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment reduce margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes occur in the regulatory environment; (5) changes occur in business conditions and inflation; (6) expected cost savings associated with pending mergers cannot be fully realized; (7) deposit attrition, customer loss or revenue loss following pending mergers is greater than expected; (8) required operational divestitures associated with pending mergers are greater than expected; and (9) changes occur in the securities markets.

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

C. NEW ACCOUNTING PRONOUNCEMENTS

     In June of 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement, which became effective for transactions occurring after December 31, 1996, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes all assets it does not control and derecognizes liabilities when extinguished. The statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In December of 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which amends SFAS No. 125 by deferring the effective date of certain provisions of the statement by one year. Southern National adopted SFAS No. 125, as amended by SFAS No. 127, on January 1, 1997. The implementation of the statement and the related amendment did not have a material impact on the consolidated financial position or consolidated results of operations of Southern National.

     In February of 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatements of all prior periods presented. Management does not believe that the implementation of the statement will have a material impact on the consolidated financial position or consolidated results of operations of Southern National.

     In February of 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure by continuing and amending existing standards. The statement is effective for financial statements for periods ending after December 15, 1997. Management has determined that Southern National is currently is compliance with the disclosure requirements of SFAS No. 129, and, therefore, the implementation of the statement will not affect the capital structure disclosures made by Southern National.

D. MERGERS AND ACQUISITIONS

     On November 4, 1996, Southern National announced plans to acquire United Carolina Bancshares Corporation ("UCB") of Whiteville, North Carolina in a stock transaction to be accounted for as a pooling of interests. Under the terms of the agreement, UCB shareholders will receive 1.135 shares, subject to adjustment under certain conditions, of Southern National common stock in exchange for each share of UCB common stock held. The merger, which is subject to regulatory approval, is expected to be completed on July 1, 1997. It is currently anticipated that SNC will incur approximately $60 million in nonrecurring merger-related costs associated with executing the merger with UCB. Management also expects to achieve cost savings of approximately $65 million given the efficiencies available from an in-market merger. To complete the merger, SNC must divest of approximately $521 million in deposits to remain in compliance with anti-trust regulations.

     On January 23, 1997, an agreement was reached to purchase Refloat, Inc. of Mount Airy, North Carolina, and its principal subsidiary, Sheffield Financial Corp., a financial company that specializes in loans to small commercial lawn care businesses across the country. The acquisition will be accounted for as a purchase.

     On February 4, 1997, Southern National announced plans to acquire Phillips Factors Corporation, which purchases and manages accounts receivable primarily in the furniture, textiles, home furnishings-related and temporary staffing industries. The acquisition of Phillips Factors, located in High Point, North Carolina, will be accounted for as a purchase.

     On March 1, 1997, Southern National completed the acquisition of Fidelity Financial Bankshares Corporation of Richmond, Virginia ("Fidelity Financial"). Under the terms of the agreement, Fidelity Financial's shareholders received .7137 shares of Southern National common stock in exchange for each share of Fidelity Financial stock held. The transaction was accounted for as a purchase and, therefore, the financial information contained herein includes data relevant to Fidelity Financial since the date of acquisition.

     On May 1, 1997, Southern National announced plans to acquire Craigie Incorporated ("Craigie"), an investment banking firm located in Richmond, Virginia. Craigie specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Craigie also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. The merger, which will be accounted for as a purchase, is expected to be completed during the third quarter of 1997.

     On May 6, 1997, Southern National announced plans to acquire Virginia First Financial Corporation of Petersburg, Virginia, ("VFFC") in a transaction valued at $148.4 million based on SNC's closing stock price on May 5, 1997. VFFC shareholders will receive .60 shares of SNC's common stock for each share of VFFC stock held. Each shareholder will receive 30% of this value in cash and 70% in common stock. The merger, which will be accounted for as a purchase, is expected to be completed by the end of 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF FINANCIAL CONDITION

     Southern National's total assets at March 31, 1997 were $22.1 billion, a $805.6 million increase from the balance at December 31, 1996. The primary components of the increase were loans and leases, which grew $720.0 million, securities available for sale, which increased $86.1 million, and other assets, which were up $35.5 million compared to year end 1996. These increases were offset by declines in cash and due from banks of $86.6 million.

     The pace of loan growth accelerated in the first quarter. Actual growth was affected by securitizations of loans during 1995 and 1996. Including all securitizations during 1996 and 1995, Southern National has moved $1.2 billion in mortgage loans from the mortgage portfolio to the securities portfolio. These securitizations were designed to provide Southern National with additional liquidity and flexibility in managing mortgage loan assets. Annualized loan growth, excluding the impact of these securitizations, was 19.7% comparing end of period loans at March 31, 1997 and December 31, 1996. Average loans, excluding the impact of the securitizations, increased 11.8% comparing the quarters ended March 31, 1997 and 1996. Growth in average loans has been healthy in all categories. Comparing the quarterly averages for the first quarters of 1997 and 1996, mortgage loans, excluding the impact of the loan securitizations, grew at a rate of 4.0%. Average commercial loans increased 17.9% over the same time frame and average consumer loans grew at a rate of 11.5%. The trends in lending have been particularly strong in the last two quarters.

     Management attributes the growth in loans to the successful execution of the BB&T Sales Management System, which was applied to the commercial lending function during 1996. The BB&T Sales Management System involves extensive monitoring procedures and incentives for employees to pursue a healthy volume of high-quality, profitable business.

     At March 31, 1997, securities available for sale, which totaled $5.2 billion, had unrealized depreciation, after tax, of $4.1 million compared to unrealized appreciation, after tax, of $11.8 million at December 31, 1996. The taxable equivalent yield on the securities portfolio during the first quarter was 6.88%, down slightly from 6.91% for the fourth quarter of 1996 and up from 6.54% for the first quarter of the prior year. During the fourth quarter of 1995, Southern National began to reshape the balance sheet by changing the mix of investments held. The primary result of this strategy has been a reduction of holdings in U.S. Treasuries, as such investments have been replaced with securitized mortgage loans from Southern National's mortgage loan portfolio. The change in mix was undertaken to improve the overall investment yield of the securities portfolio, as reflected in these improved quarterly yields.

     The increase in other assets is composed primarily of goodwill recorded through the purchase of Fidelity Financial on March 1, 1997. At the end of the quarter, Southern National reflected goodwill from this merger of $37.7 million.

     On the liability side of the balance sheet, deposits increased $602.2 million, or 4.0%, from the year-end 1996 balance, long-term debt rose $221.5 million and short-term borrowed funds decreased $80.2 million.

     Total deposits increased to $15.6 billion, up 4.0% from the balance at December 31, 1996. The strongest increases were derived from money rate savings, up $350.0 million, or 10.4%, for the first quarter. The substantial growth in money rate savings reflects the special promotion of a money market account which is more flexible than traditional money rate savings accounts and less costly to Southern National than certificate accounts.

     Slower deposit growth in recent years, combined with the availability of cost-effective alternative funding sources, caused management to rely more heavily on nondeposit funding sources, such as Federal Home Loan Bank ("FHLB") advances and Federal funds purchased. Management is currently focusing on nontraditional funding sources, as well as core deposits, which are more cost-effective than certificates of deposit.

     The growth in long-term debt resulted from increased borrowings from the FHLB. These FHLB advances composed 68.9% of total long-term debt at March 31, 1997. Such borrowings are heavily utilized because they are the most cost-effective long-term funding source and provide Southern National with the flexibility to structure the debt to manage interest rate risk and liquidity as needed.

     The decrease in short-term borrowed funds reflects management's efforts to reduce reliance on the more costly types of borrowings, such as Federal funds purchased and securities sold under agreements to repurchase.

ASSET QUALITY

     Nonperforming assets were $81.0 million at March 31, 1997, compared to $80.2 million at December 31, 1996. The allowance for losses as a percentage of loans and leases was 1.26% at both March 31, 1997 and December 31, 1996, and nonperforming assets as a percentage of loan-related assets were .53% at March 31, 1997 compared to .55% at December 31, 1996. Loans 90 days or more past due and still accruing interest totaled $28.0 million compared to a prior year-end balance of $32.1 million. Net charge-offs as a percentage of average loans and leases increased from .23% in the first quarter of 1996 to .29% in the first quarter of 1997. However, the first quarter balance is down significantly from fourth quarter 1996 net charge-offs of .44%. The overall increases in net charge-offs are driven by higher charge-offs in consumer lending. Management considers the current charge-off level to be within reasonable norms from an historical perspective.

     The provision for loan and lease losses for the first three months of 1997 was $17.0 million compared to $11.4 million in the first three months of 1996. The increase in the provision reflects higher net charge-offs incurred during recent quarters and accelerating growth in loans.

     Regional Acceptance Corporation ("Regional Acceptance"), Southern National's nonstandard automobile finance subsidiary, also experienced higher-than-expected net charge-offs in recent quarters. These higher net charge-offs are indicative of the current nature of the used automobile financing industry. Management believes that there are long-term benefits to be realized from the acquisition of Regional Acceptance and that asset quality will improve during the remainder of 1997. The current level of net charge-offs is not expected to have a material impact on Southern National's consolidated financial condition or consolidated results of operations.

     Asset quality statistics relevant to the last five calendar quarters are presented in the accompanying table.

                             ASSET QUALITY ANALYSIS

                                                                    3/31/97     12/31/96    9/30/96     6/30/96     3/31/96
                                                                                     (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN & LEASE LOSSES
  Beginning balance..............................................   $183,932    $184,203    $181,269    $178,885    $175,588
  Allowance for acquired loans...................................      3,811          --          --          --          --
  Provision for loan and lease losses............................     17,000      15,500      13,500      13,261      11,400
  Net charge-offs................................................    (10,756)    (15,771)    (10,566)    (10,877)     (8,103)
     Ending balance..............................................   $193,987    $183,932    $184,203    $181,269    $178,885
RISK ASSETS
  Nonaccrual loans and leases....................................   $ 57,681    $ 59,717    $ 58,238    $ 63,703    $ 65,799
  Foreclosed real estate.........................................      9,938       9,023       7,166       4,926       4,938
  Other foreclosed property......................................     13,418      11,429       8,609       7,426       6,336
     Nonperforming assets........................................   $ 81,037    $ 80,169    $ 74,013    $ 76,055    $ 77,073
  Loans 90 days or more past due
     and still accruing..........................................   $ 27,999    $ 32,052    $ 28,222    $ 18,025    $ 28,249
ASSET QUALITY RATIOS
Nonaccrual loans and leases as a percentage of total loans
  and leases.....................................................        .38%        .41%        .41%        .45%        .46%
Nonperforming assets as a percentage of:
  Total assets...................................................        .37         .38         .35         .37         .38
  Loans and leases plus foreclosed property......................        .53         .55         .52         .54         .54
Net charge-offs as a percentage of average loans and leases......        .29         .44         .30         .31         .23
Allowance for loan and lease losses as a percentage of loans and
  leases.........................................................       1.26        1.26        1.31        1.28        1.26
Ratio of allowance for loan and lease losses to:
  Net charge-offs................................................       4.45X       2.93x       4.38x       4.14x       5.49x
  Nonaccrual loans and leases....................................       3.36        3.08        3.16        2.85        2.72

     All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

                             MARKET RISK MANAGEMENT

     The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, Southern National's primary market risk exposure is interest rate risk. A prime objective in interest rate risk management is the avoidance of wide fluctuations in net interest income through balancing the impact of changes in interest rates on interest-sensitive assets and interest-sensitive liabilities. Management uses balance sheet repositioning as an efficient and cost-effective means of managing interest rate risk. This is accomplished through strategic pricing of asset and liability accounts. The expected result of strategic pricing is the development of appropriate maturity and repricing streams in those accounts to produce consistent net income during adverse interest rate environments. The Asset/Liability Management Committee ("ALCO") monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk on the balance sheet. These portfolios are analyzed for proper fixed-rate and variable-rate "mixes" given a specific interest rate outlook.

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

     Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point change over six months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At March 31, 1997, the sensitivity of Southern National's net interest income to changes in interest rates was very low, as a 150 basis point increase in interest rates would reduce net interest income by less than one half of 1%.

DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

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

     Derivatives contracts are written in amounts referred to as notional amounts. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating payments between the counterparties. On March 31, 1997, Southern National had outstanding interest rate swaps and floors with notional amounts totaling $1.2 billion. The estimated fair value of open contracts used for risk management purposes at March 31, 1997 reflected pretax net unrealized losses of $1.7 million.

     Southern National uses these derivatives as synthetic instruments to hedge specified assets or groups of assets, liabilities or groups of liabilities, forward commitments and anticipated transactions. Southern National's derivatives are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and fixed rate notes.

     The net interest payable or receivable on interest rate swaps and floors that are designated as hedges is accrued and recognized as an adjustment to the interest income or expense of the related asset or liability. For interest rate forwards, futures and options qualifying as a hedge, gains and losses are deferred and are recognized in income as an adjustment of yield. Gains and losses from early terminations of derivatives are deferred and amortized as yield adjustments over the shorter of the remaining term of the hedged asset or liability or the remaining term of the derivative instrument. Upon disposition or settlement of the asset or liability being hedged, deferral accounting is discontinued and any gains or losses are recognized in income. Derivative financial instruments that fail to qualify as a hedge are carried at fair value with gains and losses recognized in current earnings.

     A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. Southern National deals only with national market makers with strong credit ratings in its derivatives activities. Southern National further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivatives contracts to which Southern National is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit exposure to which Southern National is exposed at any time is immaterial. Further, Southern National has netting agreements with the dealers with which it does business. Because of these netting agreements, Southern National had a minimal amount of off-balance sheet credit exposure at March 31, 1997.

     SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments" requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. The following tables set forth certain information concerning Southern National's interest rate swaps and floors at March 31, 1997:

                         INTEREST RATE SWAPS AND FLOORS
                                 MARCH 31, 1997

                                                                           NOTIONAL       RECEIVE        PAY       NET UNREALIZED
                                 TYPE                                       AMOUNT         RATE          RATE      GAINS (LOSSES)
                                                                                          (DOLLARS IN THOUSANDS)
Receive fixed swaps....................................................   $  487,000          6.59%        5.48%     $   (1,449)
Pay fixed swaps........................................................      298,150          5.55         5.45             527
Basis swaps............................................................      300,000          5.55         5.73            (871)
Floors.................................................................      105,000            --           --             110
Total..................................................................   $1,190,150          6.02%        5.54%     $   (1,683)


                                                                                                        BASIS
                                                                           RECEIVE                      SWAPS
                                                                            FIXED        PAY FIXED       AND
                         YEAR-TO-DATE ACTIVITY                              SWAPS          SWAPS        FLOORS         TOTAL
Balance, December 31, 1996.............................................   $  487,000     $ 304,099     $355,000      $1,146,099
Additions..............................................................           --            --       50,000          50,000
Maturities/amortizations...............................................           --        (5,949)          --          (5,949)
Terminations...........................................................           --            --           --              --
Balance, March 31, 1997................................................   $  487,000     $ 298,150     $405,000      $1,190,150

                                                                                                        AFTER
                                                                           ONE YEAR     ONE TO FIVE      FIVE
                          MATURITY SCHEDULE*                               OR LESS         YEARS        YEARS          TOTAL
Receive fixed swaps....................................................   $   35,000     $ 202,000     $250,000      $  487,000
Pay fixed swaps........................................................      162,190       131,761        4,199         298,150
Basis swaps............................................................       50,000       250,000           --         300,000
Floors.................................................................           --       105,000           --         105,000
Total..................................................................   $  247,190     $ 688,761     $254,199      $1,190,150

* Maturities are based on full contract extensions.

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

     Total shareholders' equity was $1.8 billion at March 31, 1997 and $1.7 billion at December 31, 1996. As a percentage of total assets, total shareholders' equity was 8.0% at March 31, 1997, down from 8.1% at December 31, 1996. Southern National's book value per common share at March 31, 1997 was $16.07, versus $15.82 at December 31, 1996. Average shareholders' equity as a percentage of average assets was 8.2% for the quarter ended March 31, 1997 and 8.1% for the three months ended December 31, 1996.

     Tier 1 and total risk-based capital ratios at March 31, 1997 were 10.7% and 13.6%, respectively. The leverage ratio was 7.8% at the end of the first quarter. The comparable ratios at the end of 1996 were 11.7%, 14.7% and 8.0%, respectively. These capital ratios measure the capital to risk-weighted assets and off-balance sheet items as defined by FRB guidelines. An 8.00% minimum of total capital to risk-weighted assets is required. One-half of the 8.00% minimum must consist of tangible common shareholders' equity (Tier 1 capital) under regulatory guidelines. The leverage ratio, established by the FRB, measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.00%.

                            CAPITAL ADEQUACY RATIOS

                                                                                 1997                        1996
                                                                                 FIRST     FOURTH      THIRD     SECOND      FIRST
                                                                                QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
Average equity to average assets.............................................     8.23%      8.13%      7.93%      8.00%      8.20%
Equity to assets at period end...............................................     7.95       8.14       7.85       7.81       7.88
Risk-based capital ratios:
  Tier 1 capital.............................................................     10.7       11.7       11.3       11.9       12.3
  Total capital..............................................................     13.6       14.7       14.3       15.0       13.5
Leverage ratio...............................................................      7.8        8.0        7.9        7.9        7.7

     Future strategies for managing the balance sheet include maintaining an equity to asset ratio of 7.0% to 8.0%. The current equity ratio, at 8.0%, allows Southern National flexibility in making decisions affecting equity because current balances are at the top of the target range. Southern National recently announced plans to repurchase shares of its common stock in connection with the proposed acquisition of UCB. Approximately 2.8 million shares are likely to be repurchased before the merger date. The actual number repurchased will not exceed the maximum allowable under pooling-of-interests accounting criteria. Repurchase of the shares should allow Southern National to manage its capital position more effectively and enhance future earnings per share. Management also intends to continue to eliminate low margin assets on the balance sheet.

                       ANALYSIS OF RESULTS OF OPERATIONS

     Southern National recorded net income for the first three months of 1997 totaling $83.1 million, compared to $71.9 million during the first three months of 1996. On a fully diluted per share basis, earnings for the three months ended March 31, 1997 were $.74, compared to $.64 for the same period in 1996. The net income and the net income per share amounts increased at a rate of 15.6%. Southern National's earnings produced a return on average assets of 1.58% and a return on average equity of 19.16% compared to prior year ratios of 1.43% and 17.48%, respectively.

     Southern National's growth in earnings resulted from three factors. First, the net interest margin improved from 4.38% for the first three months of 1996 to 4.56% for the first three months of 1997. The mortgage loan securitizations discussed above and efforts to replace lower-yielding securities as they matured, as well as the use of more cost-effective funding sources, supported the increase. Second, the 24.0% growth in noninterest income for the three months ended March 31, 1997 compared to the same period in 1996 exceeded management's goals and demonstrates the successful execution of the BB&T Sales Management System. Management has emphasized the percentage of customer households with five or more services as an objective indicator of the success of the BB&T Sales Management System. When the system was implemented, 8% of customer households had five or more services. By the end of 1996, this percentage had increased to 18%, leading management to target 25% for the end of 1997. At March 31, 1997, the percentage had increased to 22% compared to an industry average of 10%. Third, Southern National has controlled noninterest expenses following the 1995 merger of Southern National and BB&T Financial Corporation as shown by the improvement in the efficiency ratio to 51.3% from 53.8% for the three months ended March 31, 1997 and 1996, respectively.

     Southern National's market area continues to grow at a healthy, sustainable rate. The core business has shown positive trends each of the eight quarters since the Southern National/BB&T Financial Corporation merger.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $227.8 million for the first three months of 1997 compared to $207.7 million for the same period in 1996, a 9.7% increase. For the three months ended March 31, 1997 and 1996, average interest-earning assets increased $1.1 billion, or 5.7%, to $20.1 billion, while average interest-bearing liabilities also increased by $1.1 billion. As mentioned previously, Southern National also experienced substantial improvement in the net interest margin. The 18 basis point increase in margin was almost equally driven by increases in rates and increases in volumes. By asset category, the increase was caused by a 34 basis point increase in yields from securities, combined with a 12 basis point decrease in rates paid on deposits, a 24 basis point decline in rates paid on short-term borrowed funds and a 24 basis point decrease in rates paid on long-term debt. These fluctuations reflect the replacement of lower-yielding investments as they matured and the active management of the securities portfolio, as well as an overall focus to manage the balance sheet to maximize profits.

     The following table demonstrates fluctuations in net interest income and the related yields, and details the portions of these changes caused by changes in rates versus changes in volumes.

                  NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                         AVERAGE BALANCES            YIELD/RATE           INCOME/EXPENSE         INCREASE
    FULLY TAXABLE EQUIVALENT           1997            1996         1997     1996       1997         1996       (DECREASE)
                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5)...................    $ 5,026,545     $ 4,796,925     6.82%    6.41%    $  85,764    $  76,885     $  8,879
  States and political
    subdivisions................        137,763         161,018     8.79     9.20         3,028        3,705         (677)
    Total securities (5)........      5,164,308       4,957,943     6.88     6.54        88,792       80,590        8,202
Other earning assets (2)........         19,900          17,560     5.52     5.59           271          244           27
Loans and leases, net of
  unearned income
  (1)(3)(4)(5)..................     14,903,144      14,021,351     9.14     9.15       336,770      318,967       17,803
    Total earning assets........     20,087,352      18,996,854     8.55     8.46       425,833      399,801       26,032
    Non-earning assets..........      1,268,841       1,157,345
      TOTAL ASSETS..............    $21,356,193     $20,154,199
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing deposits:
  Savings, interest-checking and
    MRS sweeps..................    $ 1,436,775     $ 1,582,383     1.92     2.09         6,804        8,225       (1,421)
  Money rate savings............      3,489,001       2,954,813     2.64     2.57        22,738       18,873        3,865
  Time deposits.................      8,264,007       8,169,118     5.47     5.58       111,408      113,390       (1,982)
    Total interest-bearing
      deposits..................     13,189,783      12,706,314     4.33     4.45       140,950      140,488          462
Short-term borrowed funds.......      2,137,125       2,215,462     5.12     5.36        26,971       29,536       (2,565)
Long-term debt..................      2,160,263       1,511,577     5.63     5.87        30,099       22,074        8,025
    Total interest-bearing
      liabilities...............     17,487,171      16,433,353     4.59     4.70       198,020      192,098        5,922
    Demand deposits.............      1,839,994       1,798,323
    Other liabilities...........        270,762         269,109
    Shareholders' equity........      1,758,266       1,653,414
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY..........    $21,356,193     $20,154,199
Average interest rate spread....                                    3.96     3.76
Net yield on earning assets.....                                    4.56%    4.38%    $ 227,813    $ 207,703     $ 20,110
Taxable equivalent adjustment...                                                      $  10,014    $   8,068

                                     CHANGE DUE TO
    FULLY TAXABLE EQUIVALENT       RATE       VOLUME
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5)...................  $ 5,118     $ 3,761
  States and political
    subdivisions................     (163)       (514)
    Total securities (5)........    4,955       3,247
Other earning assets (2)........       (3)         30
Loans and leases, net of
  unearned income
  (1)(3)(4)(5)..................      523      17,280
    Total earning assets........    5,475      20,557
    Non-earning assets..........
      TOTAL ASSETS..............
LIABILITIES AND SHAREHOLDERS'
EQUITY
Interest-bearing deposits:
  Savings, interest-checking and
    MRS sweeps..................     (697)       (724)
  Money rate savings............      558       3,307
  Time deposits.................   (2,359)        377
    Total interest-bearing
      deposits..................   (2,498)      2,960
Short-term borrowed funds.......   (1,316)     (1,249)
Long-term debt..................     (867)      8,892
    Total interest-bearing
      liabilities...............   (4,681)     10,603
    Demand deposits.............
    Other liabilities...........
    Shareholders' equity........
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY..........
Average interest rate spread....
Net yield on earning assets.....  $10,156     $ 9,954
Taxable equivalent adjustment...

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

NONINTEREST INCOME

     Noninterest income for the three months ended March 31, 1997 was $85.5 million, compared to $69.0 million for the same period in 1996. Southern National experienced positive development in all areas of noninterest income. Service charges on deposits, mortgage banking activities, general and other insurance commissions and trust income all showed strong gains during the period. The percentage of total revenues, calculated as net interest income plus noninterest income excluding securities gains or losses, derived from noninterest (fee-based) income for the three months ended March 31, 1997 was 27.1%, up from 24.9% for the first three months of 1996. Management anticipates continued growth in noninterest income, with an ultimate target ratio of noninterest income to total revenues of 30%.

     Service charges on deposits grew for the first three months in 1997 compared to 1996, increasing by $5.4 million, or 21.4%. The primary factor contributing to the significant growth in service charges on deposits was increased fees on deposit services that were effective January 1, 1997 and February 1, 1997. The largest components of the growth within service charges on deposits included commercial account analysis income and overdraft charges.

     Trust income grew $670,000, or 14.3%, for the three months ended March 31, 1997 compared to the same period in 1996.

     Southern National also realized substantial growth in agency insurance commissions, up $3.7 million, or 60.0%, compared to the first three months of 1996. The growth in agency insurance commissions resulted from increases in property and casualty insurance commissions and insurance fees and charges. Also, Southern National completed the mergers of Boyle-Vaughan Associates, Inc., the William Goldsmith Agency Inc. and the C. Dan Joyner Insurance Agency, all in South Carolina, during the fourth quarter of 1996. These acquisitions were accounted for under the purchase method. With these acquisitions, Southern National has assembled the largest independent agency system in the Carolinas. Management anticipates continued growth in agency insurance commissions and will continue to pursue acquisitions of quality independent agencies.

     Mortgage banking activities increased 12.8%, or $1.2 million, for the three months ended March 31, 1997 compared to the same period in 1996. The increase resulted from higher mortgage loan servicing fees during the first three months of 1997.

     Other nondeposit fees and commissions increased by $3.1 million to a level of $18.7 million in 1997 compared with $15.6 million for the first three months of 1996. The primary components generating the increase in nondeposit fees and commissions were ATM and Point-of-Sale fees, which increased $1.3 million and bankcard income, which increased $1.5 million.

     Other income increased $1.2 million, or 22.3%, for the first three months of 1997 because of income on life insurance products held. Southern National purchased $55 million in such products during the second half of 1996.

NONINTEREST EXPENSE

     Noninterest expense was $161.0 million for the first three months of 1997 compared to $149.6 million for the same period a year ago. The 7.6% increase resulted from increases in personnel expenses and other noninterest expenses, offset by savings from Federal deposit insurance premiums.

     Personnel expense, the largest component of noninterest expense, increased $6.1 million, or 8.2%, compared to the first quarter of 1996. The increase was caused by annual compensation adjustments for exempt employees, up $3.2 million, and performance incentive programs, which increased $2.3 million.

     Occupancy and equipment expense for the three months ended March 31, 1997, increased $1.7 million, or 6.6%, compared to 1996. Southern National incurred increased rent expense for data processing and other equipment, up $800,000, and additional costs associated with the maintenance of ATMs, up $500,000.

     Federal deposit insurance expense decreased $2.2 million, or 66.2%, for the three months ended March 31, 1997, compared to the same period in the prior year. During 1995 and 1996, Congress passed legislation affecting deposit insurance premiums. Effective January 1, 1996, insurance premiums charged on FDIC-insured deposits were eliminated because of the recapitalization of the Bank Insurance Fund ("BIF"). Southern National continued to pay insurance premiums on Savings Association Insurance Fund ("SAIF") -insured deposits during 1996 through the third quarter, when a one-time SAIF assessment was levied on all banks with SAIF-insured deposits. Southern National's assessment totaled approximately $33 million before taxes. The assessment served to recapitalize the SAIF, and, therefore, eliminated insurance premiums on SAIF-insured deposits. Effective January 1, 1997, Southern National began paying $.0648 per $100 of SAIF-insured deposits and $.0130 per $100 of BIF-insured deposits to service the Financing Corporation ("FICO") bonds. These payments totaled $1.1 million during the first quarter of 1997.

     Other noninterest expenses increased $5.4 million, or 12.7%. This increase was driven by increases in advertising, public relations and other marketing expense, up $1.3 million, loan and lease expenses, up $1.4 million and professional services, which increased $3.0 million. The increased advertising costs are related to a marketing program to increase awareness of BB&T's brand identity. While it is difficult to measure the impact of advertising costs, and any program takes time to be effective, studies have noted an increase in BB&T's brand identity and in the "switch preference" of customers of competitors. Additional loan and lease expenses resulted primarily from bankcard and merchant interchange expenses. The increases in professional services expense are related to the use of outside consulting firms to analyze strategies to maximize noninterest income and to assist in the Year 2000 project.

     Southern National's efficiency ratio improved to 51.3% for the first three months of 1997 compared to 53.8% for the same period in 1996.

PROVISION FOR INCOME TAXES

     The provision for income taxes increased to $42.2 million for the first three months of 1997 compared to $35.7 million recorded in the first three months of 1996. The provision increased $6.5 million, or 18.1%, because of higher pretax income. Effective tax rates were 33.7% and 33.2% for the three months ended March 31, 1997 and 1996, respectively.

                             PROFITABILITY MEASURES

                                                                                 1997                        1996
                                                                                 FIRST     FOURTH      THIRD     SECOND      FIRST
                                                                                QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
Return on average assets.....................................................     1.58%      1.51%      1.08%      1.50%      1.43%
Return on average common equity..............................................    19.16      18.54      13.55      18.77      17.99
Net interest margin..........................................................     4.56       4.52       4.42       4.49       4.38
Efficiency ratio (taxable equivalent)*.......................................     51.3       54.0       53.3       53.0       53.8

* Excludes securities gains (losses), foreclosed property expense and nonrecurring items.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Southern National Corporation held its annual meeting of the shareholders on April 22, 1997 to consider and vote upon the following matters:

     (1) To approve an Agreement and Plan of Reorganization by and between Southern National and United Carolina Bancshares Corporation, a related Plan of Merger and the issuance of up to approximately 27.9 million shares of Southern National common stock pursuant to which UCB will merge with and into Southern National. Of shares represented by proxy, votes in favor were 70,301,263; votes opposed were 274,236 and abstentions were 191,869.

     (2) To elect eight directors of Southern National for three-year terms expiring in 2000. Of shares represented by proxy, votes in favor were 83,661,518; votes opposed were 1,219,838 and abstentions were 787,870.

     (3) To approve an amendment to Article I of Southern National's Articles of Incorporation to change SNC's name to "BB&T Corporation." Of shares represented by proxy, votes in favor were 82,322,442; votes opposed were 2,481,785 and abstentions were 474,196.

     (4) To approve an amendment to Article III, Section 2 of SNC's Bylaws to increase the maximum number of directors of SNC from 25 to 30. Of shares represented by proxy, votes in favor were 78,071,850; votes opposed were 6,366,708 and abstentions were 839,682.

     (5) To approve an amendment to the Southern National Corporation Non-Employee Directors' Deferred Compensation and Stock Option Plan to increase the number of shares of SNC Common Stock issuable under such plan from 400,000 shares to 900,000 shares. Of shares represented by proxy, votes in favor were 74,930,425; votes opposed were 8,936,384 and abstentions were 1,419,320.

     (6) To ratify the reappointment of Arthur Andersen LLP as SNC's auditors for 1997. Of shares represented by proxy, votes in favor were 84,468,115; votes opposed were 377,658 and abstentions were 432,265.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 11 -- "Computation of Earnings Per Share" is included herein.

         Exhibit 27 -- "Financial Data Schedule" is included in the electronically-filed document as required.

     (b) Southern National filed a Form 8-K under Item 5 on January 14, 1997, to report the results of operations and financial condition as of December 31, 1996. Southern National filed a Form 8-K under Item 5 on April 11, 1997, to report the results of operations and financial condition as of March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SOUTHERN NATIONAL CORPORATION
                                         (Registrant)

May 14, 1997                             By: /s/          SCOTT E. REED
                                           SCOTT E. REED, SENIOR EXECUTIVE VICE
                                                          PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER

May 14, 1997                             By: /s/        SHERRY A. KELLETTRRRRRRR
                                             SHERRY A. KELLETT, EXECUTIVE VICE
                                                        PRESIDENT AND
                                             CONTROLLER (PRINCIPAL ACCOUNTING
                                                          OFFICER)