Form 10-Q
period 1997-09-30
BB&T CORP
filed 1997-11-14
CIK 92230

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ------------------------

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                               SEPTEMBER 30, 1997

                        Commission file number: 1-10853

                                BB&T CORPORATION
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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ----

     At October 31, 1997, 133,878,371 shares of the registrant's common stock, $5 par value, were outstanding.

                            ------------------------

     This Form 10-Q has 23 pages. The Exhibit Index is included on page 21.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                BB&T CORPORATION

                                   FORM 10-Q

                               SEPTEMBER 30, 1997

                                     INDEX

                                                                                                                       PAGE NO.
                                                                                                                       --------
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)..........................................................................       2
          Consolidated Financial Statements.........................................................................       2
          Notes to Consolidated Financial Statements................................................................       6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................       9
          Analysis of Financial Condition...........................................................................       9
          Market Risk Management....................................................................................      11
          Capital Adequacy and Resources............................................................................      14
          Analysis of Results of Operations.........................................................................      14
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings.........................................................................................      21
  Item 2. Changes in Securities.....................................................................................      21
  Item 6. Exhibits and Reports on Form 8-K..........................................................................      21
SIGNATURES..........................................................................................................      22
EXHIBIT 11 Computation of Earnings Per Share
EXHIBIT 27 Financial Data Schedule -- Included with electronically-filed document only.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       BB&T CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                SEPTEMBER 30,
                                                                                                    1997         DECEMBER 31,
                                                                                                 (UNAUDITED)         1996
                                                                                                -------------    ------------
                                                                                                (DOLLARS IN THOUSANDS, EXCEPT
                                                                                                       PER SHARE DATA)
ASSETS
  Cash and due from banks....................................................................   $     690,938    $    840,391
  Interest-bearing deposits with banks.......................................................          13,760           2,010
  Federal funds sold and securities purchased under resale agreements or similar
     arrangements............................................................................          17,278          84,940
  Securities available for sale..............................................................       6,243,316       6,014,221
  Securities held to maturity (market value: $152,523 at September 30, 1997 and $175,744 at
     December 31, 1996)......................................................................         147,584         170,808
  Loans held for sale........................................................................         349,023         228,333
  Loans and leases, net of unearned income...................................................      18,849,940      17,518,224
     Allowance for loan and lease losses.....................................................        (257,439)       (230,070)
                                                                                                -------------    ------------
       Loans and leases, net.................................................................      18,592,501      17,288,154
                                                                                                -------------    ------------
  Premises and equipment, net................................................................         385,997         374,954
  Other assets...............................................................................         771,714         703,835
                                                                                                -------------    ------------
       TOTAL ASSETS..........................................................................   $  27,212,111    $ 25,707,646
                                                                                                -------------    ------------
                                                                                                -------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Noninterest-bearing demand deposits........................................................   $   2,665,266    $  2,623,429
  Savings and interest checking..............................................................       1,599,043       2,026,462
  Money rate savings.........................................................................       4,858,975       4,170,949
  Other time deposits........................................................................      10,211,990      10,182,500
                                                                                                -------------    ------------
       Total deposits........................................................................      19,335,274      19,003,340
  Short-term borrowed funds..................................................................       2,391,141       2,280,824
  Long-term debt.............................................................................       2,999,743       2,054,040
  Accounts payable and other liabilities.....................................................         401,727         297,875
                                                                                                -------------    ------------
       TOTAL LIABILITIES.....................................................................      25,127,885      23,636,079
                                                                                                -------------    ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par, 5,000,000 shares authorized, none issued and outstanding..........              --              --
  Common stock, $5 par, 300,000,000 shares authorized, 134,308,475 issued and outstanding at
     September 30, 1997, and 136,896,865 at December 31, 1996................................         671,542         684,484
  Additional paid-in capital.................................................................           7,567         145,704
  Retained earnings..........................................................................       1,367,196       1,231,592
  Loan to employee stock ownership plan and unvested restricted stock........................          (1,610)         (1,952)
  Net unrealized gains on securities available for sale, net of deferred income taxes of
     $25,775 at September 30, 1997 and $8,481 at December 31, 1996...........................          39,531          11,739
                                                                                                -------------    ------------
       TOTAL SHAREHOLDERS' EQUITY............................................................       2,084,226       2,071,567
                                                                                                -------------    ------------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................................   $  27,212,111    $ 25,707,646
                                                                                                -------------    ------------
                                                                                                -------------    ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                        ENDED                 FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                   SEPTEMBER 30,
                                                               -----------------------       ---------------------------
                                                                 1997           1996            1997             1996
                                                               --------       --------       ----------       ----------
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
  Interest and fees on loans and leases..................      $435,763       $390,127       $1,268,920       $1,159,217
  Interest and dividends on securities...................       103,825         98,436          303,070          274,586
  Interest on short-term investments.....................           377            429            1,914            2,603
                                                               --------       --------       ----------       ----------
     Total interest income...............................       539,965        488,992        1,573,904        1,436,406
                                                               --------       --------       ----------       ----------
INTEREST EXPENSE
  Interest on deposits...................................       185,499        181,774          551,468          530,558
  Interest on short-term borrowed funds..................        35,741         25,046           95,278           82,380
  Interest on long-term debt.............................        41,602         28,884          106,642           76,805
                                                               --------       --------       ----------       ----------
     Total interest expense..............................       262,842        235,704          753,388          689,743
                                                               --------       --------       ----------       ----------
NET INTEREST INCOME......................................       277,123        253,288          820,516          746,663
  Provision for loan and lease losses....................        21,901         15,400           67,851           44,161
                                                               --------       --------       ----------       ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE
  LOSSES.................................................       255,222        237,888          752,665          702,502
                                                               --------       --------       ----------       ----------
NONINTEREST INCOME
  Service charges on deposit accounts....................        36,518         33,427          110,777           98,003
  Mortgage banking activities............................        13,742          8,352           36,413           28,935
  Trust income...........................................         8,498          7,366           23,860           21,142
  Agency insurance commissions...........................         9,670          6,727           30,171           19,559
  Other insurance commissions............................         2,696          3,412            9,600            9,288
  Other nondeposit fees and commissions..................        27,924         21,372           75,886           60,969
  Securities gains, net..................................           731            705              612              409
  Other noninterest income...............................        55,289          7,861           69,116           20,105
                                                               --------       --------       ----------       ----------
     Total noninterest income............................       155,068         89,222          356,435          258,410
                                                               --------       --------       ----------       ----------
NONINTEREST EXPENSE
  Personnel expense......................................       121,706         96,132          324,848          289,246
  Occupancy and equipment expense........................        54,013         31,334          118,461           90,521
  Federal deposit insurance expense......................         1,232         37,255            3,767           43,994
  Other noninterest expense..............................       135,722         62,049          268,514          178,561
                                                               --------       --------       ----------       ----------
     Total noninterest expense...........................       312,673        226,770          715,590          602,322
                                                               --------       --------       ----------       ----------
EARNINGS
  Income before income taxes.............................        97,617        100,340          393,510          358,590
  Provision for income taxes.............................        36,353         31,999          136,964          118,399
                                                               --------       --------       ----------       ----------
  Net Income.............................................        61,264         68,341          256,546          240,191
     Preferred dividend requirements.....................            --             --               --              610
                                                               --------       --------       ----------       ----------
     Income applicable to common shares..................      $ 61,264       $ 68,341       $  256,546       $  239,581
                                                               --------       --------       ----------       ----------
PER COMMON SHARE
  Net income:
     Primary.............................................      $    .45       $    .49       $     1.85       $     1.74
                                                               --------       --------       ----------       ----------
                                                               --------       --------       ----------       ----------
     Fully diluted.......................................      $    .45       $    .49       $     1.84       $     1.72
                                                               --------       --------       ----------       ----------
                                                               --------       --------       ----------       ----------
     Cash dividends declared.............................      $    .31       $    .27       $      .85       $      .73
                                                               --------       --------       ----------       ----------
                                                               --------       --------       ----------       ----------
AVERAGE SHARES OUTSTANDING
  Primary................................................      137,518,215    138,526,858    138,614,126      137,715,880
                                                               -----------    -----------    -----------      -----------
                                                               -----------    -----------    -----------      -----------
  Fully diluted..........................................      137,612,268    138,705,063    139,070,796      139,379,877
                                                               -----------    -----------    -----------      -----------
                                                               -----------    -----------    -----------      -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                  SHARES OF                                ADDITIONAL    RETAINED
                                                   COMMON       PREFERRED      COMMON       PAID-IN      EARNINGS
                                                    STOCK         STOCK        STOCK        CAPITAL     AND OTHER*      TOTAL
                                                 -----------    ---------    ----------    ---------    ----------    ----------
                                                                             (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1995                       136,548,048     $ 3,669      $ 682,740    $ 279,156    $1,059,547    $2,025,112
Add (Deduct)
  Net income..................................            --          --             --           --       240,191       240,191
  Common stock issued.........................     1,950,175          --          9,751       36,478            45        46,274
  Redemption of common stock..................    (6,179,978)         --        (30,900)    (149,512)            2      (180,410)
  Net unrealized losses on securities
     available for sale, net of deferred
     income taxes.............................            --          --             --           --       (48,349)      (48,349)
  Preferred stock cancellations and
     conversions..............................     4,334,692      (3,669)        21,674      (18,005)           --            --
  Cash dividends declared:
     Common stock.............................            --          --             --           --       (93,829)      (93,829)
     Preferred stock..........................            --          --             --           --          (610)         (610)
  Other, net..................................            --          --             --           --         1,343         1,343
                                                 -----------    ---------    ----------    ---------    ----------    ----------
BALANCE, SEPTEMBER 30, 1996...................   136,652,937     $    --      $ 683,265    $ 148,117    $1,158,340    $1,989,722
                                                 -----------    ---------    ----------    ---------    ----------    ----------
                                                 -----------    ---------    ----------    ---------    ----------    ----------
BALANCE, DECEMBER 31, 1996....................   136,896,865     $    --      $ 684,484    $ 145,704    $1,241,379    $2,071,567
Add (Deduct)
  Net income..................................            --          --             --           --       256,546       256,546
  Common stock issued.........................     3,390,862          --         16,954       98,798            --       115,752
  Redemption of common stock..................    (5,979,252)         --        (29,896)    (236,935)           --      (266,831)
  Net unrealized gains on securities available
     for sale, net of deferred income taxes...            --          --             --           --        27,792        27,792
  Cash dividends declared on common stock.....            --          --             --           --      (121,407)     (121,407)
  Other, net..................................            --          --             --           --           807           807
                                                 -----------    ---------    ----------    ---------    ----------    ----------
BALANCE, SEPTEMBER 30, 1997...................   134,308,475     $    --      $ 671,542    $   7,567    $1,405,117    $2,084,226
                                                 -----------    ---------    ----------    ---------    ----------    ----------
                                                 -----------    ---------    ----------    ---------    ----------    ----------

---------------

* Includes net unrealized gains (losses) on securities available for sale, unvested restricted stock and loan to employee stock ownership plan.

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                                        1997              1996
                                                                                                     -----------       -----------
                                                                                                        (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................................      $   256,546       $   240,191
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan and lease losses........................................................           67,851            44,161
    Depreciation of premises and equipment.....................................................           43,242            33,328
    Amortization of intangibles and mortgage servicing rights..................................           16,330             9,801
    Accretion of negative goodwill.............................................................           (4,678)           (4,678)
    Amortization of unearned stock compensation................................................              342             1,343
    Discount accretion and premium amortization on securities, net.............................             (610)            5,028
    Loss (gain) on sales of securities, net....................................................             (612)             (409)
    Loss (gain) on sales of loans and mortgage loan servicing rights, net......................          (10,329)           (6,679)
    Loss (gain) on disposals and sales of premises and equipment...............................           35,721                --
    Proceeds from sales of loans held for sale.................................................        1,056,424         1,114,377
    Purchases of loans held for sale...........................................................         (446,036)         (309,600)
    Origination of loans held for sale, net of principal collected.............................         (717,491)         (725,241)
    Decrease (increase) in:
      Accrued interest receivable..............................................................             (395)           22,210
      Other assets.............................................................................           (9,192)          (98,389)
    Increase (decrease) in:
      Accrued interest payable.................................................................            8,918             2,324
      Accounts payable and other liabilities...................................................           72,646            36,881
    Other, net.................................................................................              567             2,961
                                                                                                     -----------       -----------
        Net cash provided by operating activities..............................................          369,244           367,609
                                                                                                     -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of securities available for sale.........................................        1,216,652           325,606
  Proceeds from maturities of securities available for sale....................................        1,054,042         2,040,363
  Purchases of securities available for sale...................................................       (2,420,290)       (1,949,288)
  Proceeds from maturities of securities held to maturity......................................           33,618            41,492
  Purchases of securities held to maturity.....................................................          (10,693)           (2,034)
  Leases made to customers.....................................................................          (51,185)          (53,082)
  Principal collected on leases................................................................           41,078            35,419
  Loan originations, net of principal collected................................................         (887,995)       (1,244,478)
  Purchases of loans...........................................................................         (155,187)          (79,344)
  Net cash acquired in transactions accounted for under the purchase method....................           22,210                --
  Purchases and originations of mortgage servicing rights......................................          (19,461)          (22,547)
  Proceeds from disposals of premises and equipment............................................            1,464             3,619
  Purchases of premises and equipment..........................................................          (88,464)          (44,612)
  Proceeds from sales of foreclosed property...................................................           10,020            11,302
  Proceeds from sales of other real estate held for development or sale........................            4,012             5,672
  Other, net...................................................................................               --            (1,152)
                                                                                                     -----------       -----------
        Net cash used in investing activities..................................................       (1,250,179)         (933,064)
                                                                                                     -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits.....................................................................           79,031           632,354
  Net increase (decrease) in short-term borrowed funds.........................................           59,503          (516,137)
  Proceeds from long-term debt.................................................................        3,536,101         1,236,758
  Repayments of long-term debt.................................................................       (2,640,003)         (570,667)
  Net proceeds from common stock issued........................................................           17,398            46,163
  Redemption of common stock...................................................................         (266,831)         (180,410)
  Cash dividends paid on common and preferred stock............................................         (109,629)          (89,434)
                                                                                                     -----------       -----------
        Net cash provided by financing activities..............................................          675,570           558,627
                                                                                                     -----------       -----------
Net Decrease in Cash and Cash Equivalents......................................................         (205,365)           (6,828)
CASH AND CASH EQUIVALENTS at beginning of period...............................................          927,341           934,149
                                                                                                     -----------       -----------
CASH AND CASH EQUIVALENTS at end of period.....................................................      $   721,976       $   927,321
                                                                                                     -----------       -----------
                                                                                                     -----------       -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest...................................................................................      $   753,668       $   698,634
    Income taxes...............................................................................           93,167           131,644
  Noncash financing and investing activities:
    Restricted stock issued....................................................................               --                88
    Transfer of securities from held to maturity to available for sale.........................               --            36,646
    Transfer of securities from available for sale to held to maturity.........................               --               240
    Transfer of fixed assets to other real estate owned........................................            1,668             8,416
    Transfer of loans to foreclosed property...................................................           10,015            17,070
    Securitization of mortgage loans...........................................................               --           817,268

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (Unaudited)

A. BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries ("BB&T" or the "Corporation") as of September 30, 1997 and December 31, 1996; the consolidated statements of income for the three months and nine months ended September 30, 1997 and 1996; the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 1997 and 1996; and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996.

     The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T's latest annual report on Form 10-K, as restated in BB&T's Current Report on Form 8-K filed on August 15, 1997, should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain 1996 amounts have been reclassified to conform with statement presentations for 1997. The reclassifications have no effect on shareholders' equity or net income as previously reported.

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment reduce margins;
     (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes occur in the regulatory environment; (5) changes occur in business conditions and inflation; (6) expected cost savings associated with pending mergers cannot be fully realized; (7) deposit attrition, customer loss or revenue loss following pending mergers is greater than expected; (8) required operational divestitures associated with pending mergers are greater than expected; and (9) changes occur in the securities markets.

B. NATURE OF OPERATIONS

     BB&T is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations in North Carolina, South Carolina and Virginia primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. The commercial banking subsidiaries, Branch Banking and Trust Company ("BB&T"), Branch Banking and Trust Company of South Carolina ("BB&T-SC") and Branch Banking and Trust Company of Virginia ("BB&T-VA"), provide a wide range of traditional banking services to individuals and commercial customers, including small and mid-size businesses, public agencies and local governments. Substantially all of BB&T's loans are to businesses and individuals in the Carolinas and Virginia. Subsidiaries of the commercial banks offer lease financing to commercial businesses and municipal governments, investment alternatives, including discount brokerage services, annuities, mutual funds and government and municipal bonds, life and property and casualty insurance on an agency basis, insurance premium financing, sub-prime lending, factoring and investment banking.

C. NEW ACCOUNTING PRONOUNCEMENTS

     In June of 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement, which became effective for transactions occurring after December 31, 1996, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes all assets it does not control and derecognizes liabilities when extinguished. The statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In December of 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which amends SFAS No. 125 by deferring the effective date of certain provisions of the statement by one year. BB&T adopted SFAS No. 125, as amended by SFAS No. 127, on January 1, 1997. The implementation of the statement and the related amendment did not have a material impact on the consolidated financial position or consolidated results of operations of BB&T.

     In February of 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS for all entities with complex capital structures. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatements of all prior periods presented. Management does not believe that the implementation of the statement will have a material impact on the consolidated financial position or consolidated results of operations of BB&T.

     In February of 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure by continuing and amending existing standards. The statement is effective for financial statements for periods ending after December 15, 1997. Management has determined that BB&T is currently is compliance with the disclosure requirements of SFAS No. 129, and, therefore, the implementation of the statement will not affect the capital structure disclosures made by BB&T.

     In June of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income is the non-shareholder related change in equity (net assets) of a company during a period from transactions and other events. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, including interim periods, and requires restatement of all prior periods presented. The implementation of the statement will not have an impact on the consolidated financial position or consolidated results of operations of BB&T but the statement will require additional disclosures to be made.

     In June of 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997 and requires restatement of all prior periods presented. The implementation of the statement will not have an impact on the consolidated financial position or consolidated results of operations of BB&T but the statement will require additional disclosures to be made.

D. MERGERS AND ACQUISITIONS

     COMPLETED ACQUISITIONS

     On March 1, 1997, BB&T completed the acquisition of Fidelity Financial Bankshares Corporation of Richmond, Virginia ("Fidelity") in a transaction accounted for as a purchase. Under the terms of the agreement, Fidelity's shareholders received .7137 shares of BB&T common stock in exchange for each share of Fidelity stock held, which resulted in the issuance of 1.6 million shares. In conjunction with the acquisition, BB&T recorded $37.9 million in goodwill, which is being amortized over 15 years using the straight-line method.

     On May 20, 1997, BB&T completed its acquisition of Phillips Factors Corporation ("Phillips"), and its subsidiaries, Phillips Financial Corporation and Phillips Acceptance Corporation, all of High Point, North Carolina. Phillips purchases and manages accounts receivable primarily in the furniture, textiles, home furnishings-related and temporary staffing industries. The acquisition of Phillips was accounted for as a purchase. In conjunction with the acquisition, BB&T recorded $11.1 million of goodwill, which is being amortized over 15 years using the straight-line method.

     On July 1, 1997, BB&T completed its merger with United Carolina Bancshares Corporation ("UCB") of Whiteville, North Carolina in a transaction accounted for as a pooling of interests. Under the terms of the agreement, UCB shareholders received 1.135 shares of BB&T common stock in exchange for each share of UCB common stock held, which resulted in the issuance of 27.7 million shares. In conjunction with the merger, BB&T divested of 23 branches during the third quarter of 1997. The divestiture included loans of $232.3 million and deposits of $505.8 million and was required by the Federal Reserve Board due to anti-trust considerations. BB&T recorded a premium on the divestiture of the deposits of $47.8 million.

     On July 31, 1997, BB&T completed its acquisition of Refloat, Inc. of Mount Airy, North Carolina, and its principal subsidiary, Sheffield Financial Corp. (collectively, "Refloat"), a company that specializes in loans to small commercial lawn care businesses across the country. Under the terms of the agreement, Refloat shareholders received approximately 375,000 shares of BB&T common stock. The acquisition of Refloat was accounted for as a purchase. In conjunction with the acquisition, BB&T recorded $3.0 million of goodwill, which is being amortized over 15 years using the straight-line method.

     On October 1, 1997, BB&T completed its acquisition of Craigie Incorporated ("Craigie"), an investment banking firm located in Richmond, Virginia, through the issuance of approximately 410,000 shares of BB&T common stock. Craigie specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Craigie also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. In conjunction with the acquisition, which was accounted for as a purchase, BB&T recorded $6.1 million of goodwill, which is being amortized over 25 years using the straight-line method.

     PENDING ACQUISITIONS

     On May 6, 1997, BB&T announced plans to acquire Virginia First Financial Corporation of Petersburg, Virginia ("VFFC"). VFFC shareholders will receive a maximum of $25 per share for each share of VFFC stock held. Each shareholder will receive 30% of this value in cash and 70% in BB&T common stock. The acquisition, which will be accounted for as a purchase, is expected to be completed by the end of 1997.

     On October 29, 1997, BB&T announced plans to merge with Life Bancorp, Inc. of Norfolk, Virginia ("Life") in a transaction to be accounted for as a pooling of interests. Based upon BB&T's closing stock price of $54.88 on October 28, 1997, the transaction is valued at $359.2 million, or $32.93 per share of Life common stock. Life shareholders will receive .58 shares of BB&T common stock for each share of Life common stock held. The merger is expected to be completed in the spring of 1998.

E. SUPPLEMENTAL CASH FLOW INFORMATION

     During the first quarter of 1996, BB&T redeemed all outstanding shares of Convertible Preferred Stock. This transaction, a noncash financing activity, resulted in the conversion of 733,869 shares of preferred stock into 4,334,692 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        ANALYSIS OF FINANCIAL CONDITION

     BB&T's total assets at September 30, 1997 were $27.2 billion, a $1.5 billion increase from the balance at December 31, 1996. The primary components of the increase were loans and leases, which grew $1.3 billion, securities available for sale, which increased $229.1 million, and other assets, which were up $67.9 million compared to year end 1996. These increases were partially offset by declines in other short-term investments of $67.7 million and cash and due from banks, which decreased $149.5 million. The factors causing the fluctuations in these asset categories are further discussed in the following paragraphs.

     Loans have grown at a healthy pace during 1997. Actual growth was affected by securitizations of loans during 1995 and 1996. Including all securitizations during 1996 and 1995, BB&T restructured the balance sheet by moving $1.2 billion in mortgage loans from the mortgage portfolio to the securities portfolio. These securitizations were designed to provide BB&T with additional liquidity and flexibility in managing mortgage loan assets. Annualized loan growth, including loans held for sale, was 10.9% comparing end of period loans at September 30, 1997 and December 31, 1996. Average loans, excluding the impact of the securitizations, increased 11.5% comparing the quarters ended September 30, 1997 and 1996. Including the securitizations, average loans, including loans held for sale, still grew at a rate of 11.0% comparing the same time periods. Growth in average loans was strong in all categories. Comparing the quarterly averages for the third quarters of 1997 and 1996, mortgage loans, excluding the impact of the loan securitizations, grew at a rate of 13.5%. Average commercial loans increased 13.1% over the same time frame and average consumer loans grew at a rate of 7.2%.

     BB&T divested of $232.3 million of loans in conjunction with merger with UCB. Excluding the impact of this divestiture and the securitizations discussed above, average quarterly loans for the three months ended September 30, 1997 grew at an annualized rate of 12.1% compared to the third quarter of 1996.

     BB&T's loan growth during 1997 was aided by acquisitions accounted for by the purchase method. Such acquisitions added $337.7 million in loans to the balance sheet during 1997.

     Management attributes the growth in loans to the successful execution of the BB&T Sales Management System, which was applied to the commercial lending function during 1996. The BB&T Sales Management System utilizes extensive planning and monitoring procedures and includes incentives for employees to pursue a healthy volume of high-quality, profitable loans.

     At September 30, 1997, securities available for sale, which totaled $6.2 billion, had unrealized gains, net of deferred income taxes, of $39.5 million compared to unrealized gains, net of deferred income taxes, of $11.7 million at December 31, 1996. The taxable equivalent yield on the securities portfolio during the third quarter was 6.89%, up from 6.66% for the third quarter of 1996 and from 6.79% for the second quarter of 1997. The improvement in the overall yield on securities was primarily the result of changing the mix of the portfolio through a reduction of holdings in U.S. Treasuries and replacement with securitized mortgage loans from BB&T's mortgage loan portfolio.

     The increase in other assets is composed primarily of goodwill recorded in conjunction with four purchase transactions during 1997. Goodwill recorded from the acquisitions of Fidelity, Phillips, Refloat and a title insurance agency totaled $53.2 million.

     Significant fluctuations in liabilities included deposits, which increased $331.9 million, or 1.7%, from the year-end 1996 balance and long-term debt, which rose $945.7 million, or 46.0% over the same time frame. On August 15, 1997, BB&T divested $505.8 million of deposits in conjunction with the merger with UCB. Excluding the impact of the divestiture, total deposits at September 30, 1997 were 4.4% higher than total deposits at December 31, 1996. BB&T acquired $252.9 million in deposits through the acquisitions accounted for as purchases discussed above.

     The growth in deposits was derived from money rate savings, which increased $688.0 million, or 16.5% during the first nine months of 1997. The substantial growth in money rate savings reflects the special promotion of an "Investor Deposit Account," which is more flexible than traditional money rate savings accounts and less costly to BB&T than certificates of deposit.

     Slower deposit growth in recent years, combined with the availability of cost-effective alternative funding sources, caused management to rely more heavily on nondeposit funding sources, such as Federal Home Loan Bank ("FHLB") advances and Federal funds purchased. Management is currently focusing on nontraditional funding sources, as well as transaction, savings and money market deposits, which are often more cost-effective than certificates of deposit. Management's future goals include some restructuring of the deposit mix acquired from UCB to control the costs of funding.

     Following numerous acquisitions of thrift institutions in recent years, BB&T had a high concentration of more costly certificates of deposit acquired from the thrifts. Efforts to promote special money rate savings accounts, as discussed above, have aided in the reduction of these concentrations and resulted in higher net interest margins.

     The significant growth in long-term debt resulted from increased borrowings from the FHLB, the additional issuance of subordinated notes and the issuance of bank notes. FHLB advances composed 56.5% of total long-term debt at September 30, 1997. Such borrowings are heavily utilized because they are the most cost-effective long-term funding source and provide BB&T with the flexibility to structure the debt to manage interest rate risk and liquidity. In June, 1997, BB&T issued $250 million of subordinated notes due in 2007. The proceeds of this issuance are being used to repurchase shares of BB&T's common stock in connection with recent acquisitions. BB&T also issued $200 million of medium term bank notes during 1997 for general funding purposes. The rates paid on these borrowings have not changed the margin significantly, as the average rate paid for long-term debt during the third quarter was 5.88%, compared to a rate of 5.80% paid during the three months ended September 30, 1996.

ASSET QUALITY

     Nonperforming assets were $99.9 million at September 30, 1997, compared to $90.1 million at December 31, 1996. Nonperforming assets as a percentage of loan-related assets were .52% at September 30, 1997 compared to .51% at December 31, 1996. Loans 90 days or more past due and still accruing interest totaled $40.0 million compared to a prior year-end balance of $41.7 million. Net charge-offs totaled $17.4 million and amounted to .36% of average loans in the third quarter of 1997 compared to $11.8 million, or .27% of average loans, in the corresponding period in 1996. For the nine months ended September 30, 1997, net charge-offs were $46.0 million, or .33% of average loans and leases compared to $33.2 million, or .26% in the prior year. While the charge-offs have increased from last year, management considers the current charge-off level to be within reasonable norms from an historical perspective. A portion of the increase in nonperforming assets relates to the integration of UCB's assets following the merger. BB&T utilizes a more conservative classification system for assets than that used by UCB, which is reflected in higher nonperforming assets and past due loans.

     The allowance for losses was $257.4 million, or 1.34% of loans and leases at September 30, 1997 compared to $230.1 million, or 1.30%, at December 31, 1996. The increase in the allowance is the result of provisions for loan and lease losses that are substantially in excess of actual net losses charged against the allowance.

     The provision for loan and lease losses for the first nine months of 1997 was $67.9 million compared to $44.2 million in the first nine months of 1996. The increase in the provision reflects higher net charge-offs incurred during recent quarters and accelerating growth in loans.

     Regional Acceptance Corporation ("Regional Acceptance"), BB&T's nonbank automobile finance subsidiary, has experienced higher-than-expected net charge-offs in recent quarters which is indicative of the current nature of the used automobile financing industry. Management believes that there are long-term benefits to be realized from the acquisition of Regional Acceptance and that asset quality will improve in the future. The current level of net charge-offs at Regional Acceptance is not expected to have a material impact on BB&T's consolidated financial condition or consolidated results of operations.

     Asset quality statistics relevant to the last five calendar quarters are presented in the accompanying table.

                             ASSET QUALITY ANALYSIS

                                                                    9/30/97     6/30/97     3/31/97     12/31/96    9/30/96
                                                                    --------    --------    --------    --------    --------
                                                                                     (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN & LEASE LOSSES
  Beginning balance..............................................   $251,222    $242,253    $230,070    $230,040    $226,481
  Allowance for acquired loans...................................      1,690          --       3,811          --          --
  Provision for loan and lease losses............................     21,901      25,100      20,850      18,350      15,400
  Net charge-offs................................................    (17,374)    (16,131)    (12,478)    (18,320)    (11,841)
                                                                    --------    --------    --------    --------    --------
     Ending balance..............................................   $257,439    $251,222    $242,253    $230,070    $230,040
                                                                    --------    --------    --------    --------    --------
                                                                    --------    --------    --------    --------    --------
RISK ASSETS
  Nonaccrual loans and leases....................................   $ 71,023    $ 61,326    $ 60,111    $ 62,190    $ 61,007
  Foreclosed real estate.........................................     15,305      14,702      15,460      14,655      13,756
  Other foreclosed property......................................     13,617      13,056      15,900      13,290      10,801
                                                                    --------    --------    --------    --------    --------
     Nonperforming assets........................................   $ 99,945    $ 89,084    $ 91,471    $ 90,135    $ 85,564
                                                                    --------    --------    --------    --------    --------
                                                                    --------    --------    --------    --------    --------
  Loans 90 days or more past due and still accruing..............   $ 39,958    $ 37,361    $ 40,021    $ 41,742    $ 34,610
                                                                    --------    --------    --------    --------    --------
                                                                    --------    --------    --------    --------    --------
ASSET QUALITY RATIOS
Nonaccrual loans and leases as a percentage of total loans and
  leases.........................................................        .37%        .32%        .32%        .35%        .35%
Nonperforming assets as a percentage of:
  Total assets...................................................        .37         .32         .34         .35         .34
  Loans and leases plus foreclosed property......................        .52         .46         .49         .51         .50
Net charge-offs as a percentage of average loans and leases......        .36         .34         .28         .42         .27
Allowance for loan and lease losses as a percentage of loans and
  leases.........................................................       1.34        1.31        1.30        1.30        1.34
Ratio of allowance for loan and lease losses to:
  Net charge-offs................................................       3.73X       3.88x       4.79x       3.16x       4.88x
  Nonaccrual loans and leases....................................       3.62        4.10        4.03        3.70        3.77

---------------

All items referring to loans and leases include loans held for sale and are net of unearned income.

Applicable ratios are annualized.

                             MARKET RISK MANAGEMENT

     The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, BB&T's primary market risk exposure is interest rate risk. A prime objective in interest rate risk management is to minimize the effect that changes in interest rates on interest-sensitive assets and interest-sensitive liabilities have on net interest income. Management uses active balance sheet management as an efficient and cost-effective means of controlling interest rate risk. This is accomplished through strategic pricing of asset and liability accounts. The expected result of strategic pricing is the development of appropriate maturity and repricing streams in those accounts to produce consistent net income during changing interest rate environments. The Asset/Liability Management Committee ("ALCO") monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk on the balance sheet. These portfolios are analyzed for proper fixed-rate and variable-rate "mixes" given a specific interest rate outlook.

     Asset/liability management activities are designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricings and interest rate sensitivities of earning assets, deposits and borrowed funds. It is the responsibility of the ALCO to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital, while achieving performance goals. The ALCO also sets policy guidelines and establishes long-term strategies with respect to interest rate exposure and liquidity. The ALCO meets regularly to review BB&T's interest rate and liquidity risk exposures in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity of fluctuations in interest rates is within acceptable standards.

     The majority of assets and liabilities of financial institutions are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and the efforts of the Board of Governors of the Federal Reserve ("FRB") to regulate money and credit conditions have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, BB&T is positioned to respond to changing interest rates and inflationary trends.

     Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the sensitivity of earnings to changes in interest rates. Simulation Analysis takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T's interest sensitivity by means of a computer-based asset/liability model that incorporates current volumes and rates, maturity streams, repricing opportunities and anticipated growth. The model calculates an earnings estimate based on current portfolio balances and rates, less any balances that are scheduled to reprice or mature. This level of detail is needed to correctly simulate the effect that changes in interest rates and anticipated balances will have on the earnings of BB&T. This method is subject to the assumptions that underlie the process, but it provides a better illustration of true earnings potential than other analyses such as static or dynamic gap.

     The asset/liability management process involves various analyses. Management determines the most likely outlook for the economy and interest rates by analyzing environmental factors including regulatory changes, monetary and fiscal policies and the overall state of the economy. BB&T's current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are all considered, given the current environmental situation. Management proceeds by analyzing interest rate sensitivity, risk-based capital requirements and results from past strategies. Using this information, management develops a strategy to meet current performance goals.

     Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point change over nine months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At September 30, 1997, the sensitivity of BB&T's net interest income to changes in interest rates was well within management's targets, as a 150 basis point increase in interest rates would reduce net interest income by 1.0% and a 150 basis point decline in interest rates would reduced net interest income by less than 1.0%.

DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

     BB&T utilizes a variety of derivative financial instruments to manage various financial risks. These instruments include financial forward and futures contracts, options written and purchased, interest rate caps and floors and interest rate swaps. Management accounts for these financial instruments as hedges when the following conditions are met: (1) the specific assets, liabilities, firm commitments or anticipated transactions (or an identifiable group of essentially similar items) to be hedged expose BB&T to interest rate risk or price risk; (2) the financial instrument reduces that exposure; (3) the financial instrument is designated as a hedge at inception; and (4) at the inception of the hedge and throughout the hedge period, there is a high correlation of changes in the fair value or the net interest income associated with the financial instrument and the hedged items.

     Many of BB&T's derivative contracts are written in amounts referred to as notional amounts. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating payments between the counterparties. On September 30, 1997, BB&T had outstanding interest rate swaps, caps and floors with notional amounts totaling $2.0 billion. The estimated fair value of open contracts used for risk management purposes at September 30, 1997 reflected net unrealized gains of $17.4 million.

     BB&T uses derivative contracts to hedge specified assets or groups of assets, liabilities or groups of liabilities, forward commitments and anticipated transactions. BB&T's derivatives are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and fixed rate notes.

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

     A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the interest rate swaps, caps and floors to which BB&T is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit exposure to which BB&T is exposed at any time is immaterial. Further, BB&T has netting agreements with the dealers with which it does business. Because of these netting agreements, BB&T had a minimal amount of off-balance sheet credit exposure at September 30, 1997.

     SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments" requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. The following tables set forth certain information concerning BB&T's interest rate swaps and floors at September 30, 1997:

                      INTEREST RATE SWAPS, CAPS AND FLOORS
                               SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                                     NOTIONAL        RECEIVE            PAY            UNREALIZED
TYPE                                                                  AMOUNT          RATE             RATE          GAINS (LOSSES)
----                                                               -----------    -----------    ---------------    --------------
Receive fixed swaps..............................................   $   991,000           6.50%              5.71%     $     14,692
Pay fixed swaps..................................................       339,291           5.68               5.56               956
Basis swaps......................................................        50,000           5.56               5.53                (1)
Caps & floors....................................................       665,000             --                 --             1,743
                                                                    -----------    -----------    ---------------    --------------
Total............................................................   $ 2,045,291           6.26%              5.67%     $     17,390
                                                                    -----------    -----------    ---------------    --------------
                                                                    -----------    -----------    ---------------    --------------


                                                                      RECEIVE       PAY FIXED      BASIS SWAPS,
YEAR-TO-DATE ACTIVITY                                               FIXED SWAPS       SWAPS       CAPS AND FLOORS        TOTAL
----------------------                                              -----------    -----------    ---------------    --------------
Balance, December 31, 1996.......................................   $   487,000    $   304,099       $    355,000      $  1,146,099
Additions........................................................       539,000        208,400            610,000         1,357,400
Maturities/amortizations.........................................       (35,000)      (173,208)                --          (208,208)
Terminations.....................................................            --             --           (250,000)         (250,000)
                                                                    -----------    -----------    ---------------    --------------
Balance, September 30, 1997......................................   $   991,000    $   339,291       $    715,000      $  2,045,291
                                                                    -----------    -----------    ---------------    --------------
                                                                    -----------    -----------    ---------------    --------------

                                                                     ONE YEAR      ONE TO FIVE      AFTER FIVE
MATURITY SCHEDULE*                                                    OR LESS         YEARS            YEARS             TOTAL
------------------                                                  -----------    -----------    ---------------    --------------
Receive fixed swaps..............................................   $   200,000    $   291,000       $    500,000      $    991,000
Pay fixed swaps..................................................         3,478        323,702             12,111           339,291
Basis swaps......................................................        50,000             --                 --            50,000
Caps & floors....................................................            --        605,000             60,000           665,000
                                                                    -----------    -----------    ---------------    --------------
Total............................................................   $   253,478    $ 1,219,702       $    572,111      $  2,045,291
                                                                    -----------    -----------    ---------------    --------------
                                                                    -----------    -----------    ---------------    --------------

---------------

* Maturities are based on full contract extensions.

                         CAPITAL ADEQUACY AND RESOURCES

     The maintenance of appropriate levels of capital is a management priority. Capital adequacy is monitored on an ongoing basis by management. BB&T's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base to support future growth and comply with all regulatory standards.

     Total shareholders' equity was $2.1 billion at September 30, 1997 and December 31, 1996. As a percentage of total assets, total shareholders' equity was 7.7% at September 30, 1997, down from 8.1% at December 31, 1996. BB&T's book value per common share at September 30, 1997 was $15.52, versus $15.13 at December 31, 1996. Average shareholders' equity as a percentage of average assets was 7.9% for the nine months ended September 30, 1997 and 8.0% for the nine months ended September 30, 1996.

     Tier 1 capital, total risk-based capital and the leverage ratios at September 30, 1997 were 10.0%, 13.9% and 7.1%, respectively. The comparable ratios at the end of 1996 were 11.5%, 14.2% and 7.9%, respectively. These capital ratios measure capital relative to risk-weighted assets as defined by FRB guidelines. An 8.00% minimum of total capital to risk-weighted assets is required. One-half of the 8.00% minimum must consist of tangible common shareholders' equity (Tier 1 capital) under regulatory guidelines. The leverage ratio, established by the FRB, measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.00%.

     The modest declines in certain capital ratios reflect significant acquisition activity during 1997 resulting in rapid growth in intangible assets which decreases tangible equity. Also, management has undertaken a program to repurchase BB&T common stock issued to effect the acquisitions accounted for as purchases. This program resulted in the repurchase of 6.9 million shares through the first nine months of 1997.

                            CAPITAL ADEQUACY RATIOS

                                                                                            1997                        1996
                                                                                -----------------------------    ------------------
                                                                                 THIRD     SECOND      FIRST     FOURTH      THIRD
                                                                                QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                                                                -------    -------    -------    -------    -------
Average equity to average assets.............................................     7.75%      7.93%      8.17%      8.05%      7.90%
Equity to assets at period end...............................................     7.66       7.71       7.94       8.06       7.82
Risk-based capital ratios:
  Tier 1 capital.............................................................     10.0       10.6       10.8       11.5       11.3
  Total capital..............................................................     13.9       14.5       13.4       14.2       13.9
Leverage ratio...............................................................      7.1        7.4        7.8        7.9        7.8

                       ANALYSIS OF RESULTS OF OPERATIONS

     BB&T recorded net income for the first nine months of 1997 totaling $256.5 million, an increase of 6.8% over the $240.2 million earned during the first nine months of 1996. On a fully diluted per share basis, earnings for the nine months ended September 30, 1997 were $1.84, compared to $1.72 for the same period in 1996, an increase of 7.0%. BB&T's earnings produced an annualized return on average assets of 1.29% and a return on average shareholders' equity of 16.23% for the nine months compared to prior year ratios of 1.31% and 16.47%, respectively.

     For the third quarter of 1997, net income was $61.3 million, compared to $68.3 million recorded in the third quarter of 1996. On a fully diluted per share basis, net income totaled $.45 for the quarter, down from $.49 in 1996. The annualized return on average assets for the quarter was .89% and the return on average shareholders' equity was 11.54%.

     BB&T's earnings in both 1997 and 1996 were adversely affected by nonrecurring charges. During the third quarter of 1997, BB&T recorded $106.1 million in pretax expenses primarily associated with the merger with UCB. These charges included costs associated with the consolidation of branch offices and bank operating functions, reducing staffing levels, relocating staff, early retirement packages and other expenses. BB&T also recorded a gain from the divestiture of deposits referred to above totaling $47.8 million, which reduced the net pretax charges to $58.3 million, or $42.7 million after income tax benefits.

     A brief description of the nature of the nonrecurring items incurred during 1997 is presented below:

                                                                                                                     DOLLARS IN
                                                                                                                     THOUSANDS
                                                                                                                     ----------
Personnel expense.................................................................................................    $  20,024
Occupancy expense.................................................................................................       16,044
Furniture and equipment expense...................................................................................        3,569
Loss on disposal of fixed assets..................................................................................       36,938
Other noninterest expense.........................................................................................       29,530
                                                                                                                     ----------
  Total...........................................................................................................      106,105
Less: Premium on divested deposits................................................................................      (47,783)
                                                                                                                     ----------
  Total...........................................................................................................    $  58,322
                                                                                                                     ----------
                                                                                                                     ----------
  Total -- net of tax.............................................................................................    $  42,678
                                                                                                                     ----------
                                                                                                                     ----------

     The 1996 earnings reflected the impact of a one-time assessment levied by the Federal Deposit Insurance Corporation ("FDIC") totaling approximately $34 million on a pretax basis. The purpose of the assessment was to recapitalize the Savings Association Insurance Fund ("SAIF") and was levied on all institutions with SAIF-insured deposits. BB&T was significantly affected by the assessment because of numerous acquisitions of thrift institutions in recent years.

     Excluding the impact of the nonrecurring merger-related charges on 1997 operations and the impact of the SAIF assessment on 1996 results, BB&T had net income for the first nine months of 1997 of $299.2 million, compared to earnings in the prior year of $262.0 million, an increase of 14.2%. On a fully diluted per share basis, earnings, excluding nonrecurring charges, totaled $2.15, up 14.4% from the prior year earnings per share of $1.88. Earnings before nonrecurring expenses produced an annualized return on average assets of 1.50% and a return on average equity of 18.93%, compared to prior year ratios of 1.43% and 17.82%, respectively.

     For the third quarter of 1997, earnings, excluding nonrecurring items, totaled $103.9 million, compared to $90.1 million earned in the third quarter of 1996, an increase of 15.3%. Fully diluted earnings per share, excluding nonrecurring items, were $.76 for the quarter, compared to $.65 in the prior year, up 16.9%. The annualized returns on average assets and average equity were 1.52% and 19.58%, respectively, for the third quarter of 1997 excluding the effects of nonrecurring charges.

     BB&T's growth in earnings resulted from three principal factors. First, the net interest margin improved from 4.46% for the first nine months of 1996 to 4.58% for the first nine months of 1997. The mortgage loan securitizations discussed above and the use of more cost-effective funding sources supported the increase. Second, the 20.2% growth in noninterest income for the nine months ended September 30, 1997 compared to the same period in 1996 demonstrates the successful execution of the BB&T Sales Management System. Management has emphasized the percentage of customer households with five or more services as an objective indicator of the success of the BB&T Sales Management System and has determined that growth in this indicator produces growth in noninterest income. When the system was implemented, 8% of BB&T's customer households had five or more services. By the end of 1996, this percentage had increased to 18%, leading management to target 25% for the end of 1997. At September 30, 1997, the percentage had increased to approximately 23% compared to an industry average of 10%. Third, BB&T has controlled the growth of noninterest expenses and emphasized operating efficiently. These efforts can be measured by the slower growth in noninterest expenses compared to growth in revenues. Noninterest expenses excluding nonrecurring charges grew 7.2% comparing the nine-month periods ended September 30, 1997 and 1996. A more accurate measure of expense control is the efficiency ratio (noninterest expenses, excluding nonrecurring costs, as a percentage of total revenues, excluding gains from the deposit divestiture, on a fully tax equivalent basis), which improved from 55.0% to 52.1% for the nine months ended September 30, 1997 and 1996, respectively.

NET INTEREST INCOME

     Net interest income on a fully taxable equivalent ("FTE") basis was $858.2 million for the first nine months of 1997 compared to $773.1 million for the same period in 1996, an 11.0% increase. For the nine months ended September 30, 1997 and 1996, average interest-earning assets increased $1.9 billion, or 8.3%, to $25.0 billion, while average interest-bearing liabilities increased by $1.8 billion. As mentioned previously, BB&T also experienced substantial improvement in the net interest margin from 4.46% in 1996 to 4.58% in 1997. The 12 basis point increase in margin was primarily driven by an improved mix of earning assets and liabilities. Average loans increased $1.6 billion and average securities increased $349.5 million driving the increase in higher-yielding volumes. The yields earned on these assets also improved. By category, there was a 25 basis point increase in yields earned from securities, combined with a 9 basis point increased in yields from the loan portfolio, a 3 basis point decrease in rates paid on interest-bearing deposits, a 1 basis point decline in rates paid on short-term borrowed funds and a 4 basis point decrease in rates paid on long-term debt.

     Among BB&T's primary strategic objectives for 1997 was the effective execution of fundamentals in developing a profit-maximizing balance sheet. The replacement of lower-yielding U.S. Treasuries with mortgage-backed securities, produced the substantial increase in the yield on securities. An emphasis on commercial and consumer lending versus mortgage lending improved the profitability in the loan portfolio. Also, the special promotion of money rate savings accounts versus more expensive certificate accounts and the issuance of more fixed rate long-term debt has improved the cost of funding.

     Net interest income on an FTE basis for the third quarter was $291.3 million compared to $262.1 million for the same period in 1996, an 11.1% increase. Over the same time frame, average interest-earning assets increased $2.1 billion, or 8.8%, to $25.5 billion, while average interest-bearing liabilities increased by $2.0 billion.

     The following tables demonstrate fluctuations in net interest income and the related yields for the nine months and the third quarter compared to comparable periods last year, and details the portions of these changes caused by changes in rates versus changes in volumes.

                  NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                         AVERAGE BALANCES            YIELD/RATE             INCOME/EXPENSE
                                    ---------------------------     -------------     --------------------------     INCREASE
    FULLY TAXABLE EQUIVALENT           1997            1996         1997     1996        1997           1996        (DECREASE)
--------------------------------    -----------     -----------     ----     ----     -----------    -----------    ----------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5)...................    $ 6,135,804     $ 5,751,306     6.75%    6.46%    $   310,587    $   278,486     $ 32,101
  States and political
    subdivisions................        173,824         208,840     8.71     9.02          11,357         14,131       (2,774)
                                    -----------     -----------     ----     ----     -----------    -----------    ----------
    Total securities (5)........      6,309,628       5,960,146     6.80     6.55         321,944        292,617       29,327
Other earning assets (2)........         48,921          65,324     5.35     5.39           1,958          2,635         (677)
Loans and leases, net of
 unearned income (1)(3)(4)(5)...     18,674,109      17,097,346     9.21     9.12       1,287,637      1,167,545      120,092
                                    -----------     -----------     ----     ----     -----------    -----------    ----------
    Total earning assets........     25,032,658      23,122,816     8.60     8.44       1,611,539      1,462,797      148,742
                                    -----------     -----------     ----     ----     -----------    -----------    ----------
    Non-earning assets..........      1,570,072       1,418,063
                                    -----------     -----------
      TOTAL ASSETS..............    $26,602,730     $24,540,879
                                    -----------     -----------
                                    -----------     -----------
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits:
  Savings and interest
    checking....................    $ 2,034,721     $ 2,137,325     1.73     1.90          26,399         30,356       (3,957)
  Money rate savings............      4,498,731       3,779,803     3.05     2.83         102,700         79,948       22,752
  Time deposits.................     10,258,647      10,106,751     5.50     5.55         422,369        420,254        2,115
                                    -----------     -----------     ----     ----     -----------    -----------    ----------
    Total interest-bearing
      deposits..................     16,792,099      16,023,879     4.39     4.42         551,468        530,558       20,910
Short-term borrowed funds.......      2,407,330       2,076,650     5.29     5.30          95,278         82,380       12,898
Long-term debt..................      2,460,637       1,759,768     5.79     5.83         106,642         76,805       29,837
                                    -----------     -----------     ----     ----     -----------    -----------    ----------
    Total interest-bearing
      liabilities...............     21,660,066      19,860,297     4.65     4.64         753,388        689,743       63,645
                                    -----------     -----------     ----     ----     -----------    -----------    ----------
    Demand deposits.............      2,512,550       2,398,394
    Other liabilities...........        316,861         318,668
    Shareholders' equity........      2,113,253       1,963,520
                                    -----------     -----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY...........    $26,602,730     $24,540,879
                                    -----------     -----------
                                    -----------     -----------
Average interest rate spread....                                    3.95     3.80
Net yield on earning assets.....                                    4.58%    4.46%    $   858,151    $   773,054     $ 85,097
                                                                    ----     ----     -----------    -----------    ----------
                                                                    ----     ----     -----------    -----------    ----------
Taxable equivalent adjustment...                                                      $    37,635    $    26,391
                                                                                      -----------    -----------
                                                                                      -----------    -----------

                                     CHANGE DUE TO
                                  -------------------
    FULLY TAXABLE EQUIVALENT       RATE       VOLUME
--------------------------------  -------     -------
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5)...................  $12,944     $19,157
  States and political
    subdivisions................     (479)     (2,295)
                                  -------     -------
    Total securities (5)........   12,465      16,862
Other earning assets (2)........      (20)       (657)
Loans and leases, net of
 unearned income (1)(3)(4)(5)...   12,562     107,530
                                  -------     -------
    Total earning assets........   25,007     123,735
                                  -------     -------
    Non-earning assets..........
      TOTAL ASSETS..............
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing deposits:
  Savings and interest
    checking....................   (2,518)     (1,439)
  Money rate savings............    6,775      15,977
  Time deposits.................   (3,773)      5,888
                                  -------     -------
    Total interest-bearing
      deposits..................      484      20,426
Short-term borrowed funds.......     (114)     13,012
Long-term debt..................     (470)     30,307
                                  -------     -------
    Total interest-bearing
      liabilities...............     (100)     63,745
                                  -------     -------
    Demand deposits.............
    Other liabilities...........
    Shareholders' equity........
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY...........
Average interest rate spread....
Net yield on earning assets.....  $25,107     $59,990
                                  -------     -------
                                  -------     -------
Taxable equivalent adjustment...

---------------

(1) Yields related to securities, loand leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis using statutory tax rates in effect for the periods presented.

(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.

(3) Loan fees, which are not material for the periods shown, are included for rate calculation purposes.

(4) Nonaccrual loans have been included in the average balances.

(5) Includes assets which were held for sale or available for sale at amortized cost.

                  NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                         AVERAGE BALANCES            YIELD/RATE           INCOME/EXPENSE
                                    ---------------------------     -------------     ----------------------     INCREASE
    FULLY TAXABLE EQUIVALENT           1997            1996         1997     1996       1997         1996       (DECREASE)
--------------------------------    -----------     -----------     ----     ----     ---------    ---------    ----------
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5)...................    $ 6,267,073     $ 6,066,509     6.84%    6.59%    $ 107,194    $  99,957     $  7,237
  States and political
    subdivisions................        165,408         196,492     8.56     8.88         3,541        4,360         (819)
                                    -----------     -----------     ----     ----     ---------    ---------    ----------
    Total securities (5)........      6,432,481       6,263,001     6.89     6.66       110,735      104,317        6,418
Other earning assets (2)........         36,136          31,830     4.26     5.49           387          439          (52)
Loans and leases, net of
 unearned income (1)(3)(4)(5)...     19,076,615      17,185,125     9.23     9.10       443,012      393,067       49,945
                                    -----------     -----------     ----     ----     ---------    ---------    ----------
    Total earning assets........     25,545,232      23,479,956     8.63     8.44       554,134      497,823       56,311
                                    -----------     -----------     ----     ----     ---------    ---------    ----------
    Non-earning assets..........      1,623,279       1,446,155
                                    -----------     -----------
      TOTAL ASSETS..............    $27,168,511     $24,926,111
                                    -----------     -----------
                                    -----------     -----------
LIABILITIES AND SHAREHOLDERS'
 EQUITY Interest-bearing
 deposits:
  Savings and interest
    checking....................    $ 1,984,556     $ 2,074,650     1.71     1.79         8,576        9,324         (748)
  Money rate savings............      4,588,310       3,861,121     3.12     2.81        36,033       27,263        8,770
  Time deposits.................     10,165,632      10,432,254     5.50     5.54       140,890      145,187       (4,297)
                                    -----------     -----------     ----     ----     ---------    ---------    ----------
    Total interest-bearing
      deposits..................     16,738,498      16,368,025     4.40     4.42       185,499      181,774        3,725
Short-term borrowed funds.......      2,637,455       1,857,538     5.38     5.36        35,741       25,046       10,695
Long-term debt..................      2,806,159       1,979,930     5.88     5.80        41,602       28,884       12,718
                                    -----------     -----------     ----     ----     ---------    ---------    ----------
    Total interest-bearing
      liabilities...............     22,182,112      20,205,493     4.70     4.64       262,842      235,704       27,138
                                    -----------     -----------     ----     ----     ---------    ---------    ----------
    Demand deposits.............      2,570,993       2,435,544
    Other liabilities...........        309,760         315,130
    Shareholders' equity........      2,105,646       1,969,944
                                    -----------     -----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY...........    $27,168,511     $24,926,111
                                    -----------     -----------
                                    -----------     -----------
Average interest rate spread....                                    3.93     3.80
Net yield on earning assets.....                                    4.55%    4.44%    $ 291,292    $ 262,119     $ 29,173
                                                                    ----     ----     ---------    ---------    ----------
                                                                    ----     ----     ---------    ---------    ----------
Taxable equivalent adjustment...                                                      $  14,169    $   8,831
                                                                                      ---------    ---------
                                                                                      ---------    ---------

                                    CHANGE DUE TO
                                  ------------------
    FULLY TAXABLE EQUIVALENT       RATE      VOLUME
--------------------------------  ------     -------
ASSETS
Securities (1):
  U.S. Treasury, government and
    other (5)...................  $3,853     $ 3,384
  States and political
    subdivisions................    (145)       (674)
                                  ------     -------
    Total securities (5)........   3,708       2,710
Other earning assets (2)........    (106)         54
Loans and leases, net of
 unearned income (1)(3)(4)(5)...   4,985      44,960
                                  ------     -------
    Total earning assets........   8,587      47,724
                                  ------     -------
    Non-earning assets..........
      TOTAL ASSETS..............
LIABILITIES AND SHAREHOLDERS'
 EQUITY Interest-bearing
 deposits:
  Savings and interest
    checking....................    (352)       (396)
  Money rate savings............   3,182       5,588
  Time deposits.................    (606)     (3,691)
                                  ------     -------
    Total interest-bearing
      deposits..................   2,224       1,501
Short-term borrowed funds.......      57      10,638
Long-term debt..................     394      12,324
                                  ------     -------
    Total interest-bearing
      liabilities...............   2,675      24,463
                                  ------     -------
    Demand deposits.............
    Other liabilities...........
    Shareholders' equity........
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY...........
Average interest rate spread....
Net yield on earning assets.....  $5,912     $23,261
                                  ------     -------
                                  ------     -------
Taxable equivalent adjustment...

---------------

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

NONINTEREST INCOME

     Noninterest income for the nine months ended September 30, 1997 was $356.4 million, compared to $258.4 million for the same period in 1996. The 1997 noninterest income reflects the premium from the divestiture of deposits, which totaled $47.8 million. Excluding the premium, which is considered nonrecurring, total noninterest income increased $50.2 million, or 19.4%.

     BB&T experienced positive development in all significant areas of noninterest income except non-agency insurance commissions. Service charges on deposits, mortgage banking activities, agency insurance commissions and trust income all showed strong gains during the period. The percentage of total revenues, calculated as net interest income plus noninterest income excluding securities gains or losses and nonrecurring items, derived from noninterest income for the nine months ended September 30, 1997 was 26.4%, up from 25.0% for the first nine months of 1996. Management anticipates continued growth in noninterest income, with a target ratio of noninterest income to total revenues of 30%.

     For the third quarter of 1997, noninterest income totaled $107.3 million on a recurring basis, up $18.1 million, or 20.2% from the balance for the same period in 1996.

     Service charges on deposits increased $12.8 million, or 13.0%, for the first nine months in 1997 compared to 1996. The primary factor contributing to the significant growth in service charges on deposits was an increased fee schedule on deposit services that were effective in the first quarter of 1997. The largest components of the growth within service charges on deposits included fees on commercial transaction accounts, service charges on personal accounts and overdraft charges. For the third quarter of 1997, service charges on deposits increased $3.1 million, or 9.2%, compared to the same period in 1996.

     Trust income grew $2.7 million, or 12.9%, for the nine months ended September 30, 1997 compared to the same period in 1996. For the third quarter, trust income increased $1.1 million, or 15.4%. These increases reflect expanded services and a growing trust customer base.

     Agency insurance commissions increased significantly, up $10.6 million, or 54.3%, in the first nine months of 1997 compared to the nine month period of 1996. The growth in agency insurance commissions resulted from increases in property and casualty insurance commissions and insurance fees and charges. Also, the acquisitions of Boyle-Vaughan Associates, Inc., the William Goldsmith Agency Inc. and the C. Dan Joyner Insurance Agency, all in South Carolina, were completed during the fourth quarter of 1996. These acquisitions were accounted for as purchases; therefore, the accounts of these agencies are included in operating results only since the dates of acquisition. With these acquisitions, BB&T has assembled the largest independent insurance agency system in the Carolinas. BB&T's insurance network has expanded the types of products offered to group health, surety bonds, title insurance and life insurance. Management anticipates continued growth in agency insurance commissions and will continue to pursue acquisitions of quality independent agencies. For the third quarter of 1997, agency insurance commissions increased $2.9 million, or 43.7%, from the corresponding period of 1996.

     Income from mortgage banking activities increased $7.5 million, or 25.8%, for the nine months ended September 30, 1997 compared to the same period in 1996. The increase resulted from higher mortgage loan servicing fees. For the third quarter of 1997, mortgage banking income increased $5.4 million or 64.5%, from the amount earned in 1996.

     Other nondeposit fees and commissions increased by $14.9 million, or 24.5%, to a level of $75.9 million for the nine months ended September 30, 1997 compared with $61.0 million for the first nine months of 1996. The primary components generating the increase in nondeposit fees and commissions were revenues from investment services, which increased $1.6 million, ATM and Point-of-Sale fees, which increased $4.4 million and bankcard income, which increased $4.5 million. For the third quarter of 1997, other nondeposit fees and commissions increased by $6.6 million, or 30.7%, compared with the same period in 1996.

     Other income increased $49.0 million for the first nine months of 1997 because of the previously discussed premium recorded on the divestiture of deposits in conjunction with the UCB merger. Excluding the gain, other income decreased $355,000. For the third quarter of 1997, other income on a recurring basis decreased $1.2 million, or 6.1%, because of lower revenues from check sales.

NONINTEREST EXPENSE

     Noninterest expenses totaled $715.6 million for the first nine months of 1997 compared to $602.3 million for the same period a year ago. The 18.8% increase resulted from the merger-related nonrecurring charges previously discussed. Excluding the $106.1 million of pretax nonrecurring charges recorded in 1997 and the $34 million SAIF assessment recorded in 1996, noninterest expenses would have been $609.5 million, up 7.2%, from the prior year. A portion of this increase reflects acquisitions accounted for under the purchase method of accounting. These acquisitions added approximately $8.0 million to noninterest expenses during 1997. For the third quarter of 1997, noninterest expense totaled $206.6 million on a recurring basis, a $13.6 million, or 7.1%, increase over the third quarter of the prior year.

     Personnel expense, the largest component of noninterest expense, was $324.8 million for the first nine months of 1997 compared to $289.2 million for the same period in 1996, an increase of $35.6 million, or 12.3%. The increase was primarily caused by $20.0 million in nonrecurring merger-related charges in the form of severance pay, termination of employment contracts, early retirement packages, costs to relocate staff and other related benefits. Excluding these costs, personnel expense increased $15.6 million, or 5.4%. The remaining increase resulted from annual compensation adjustments for exempt employees and performance incentive programs. For the quarter, personnel expense totaled $101.7 million on a recurring basis, an increase of 5.8% compared to the third quarter of 1996.

     Occupancy and equipment expense for the nine months ended September 30, 1997, totaled $118.5 million, an increase of $27.9 million, or 30.9%, compared to 1996. The merger with UCB resulted in $19.6 million of costs associated with branch closings and the consolidation of backroom operations and systems. Excluding the impact of these charges, occupancy and equipment expense would have been $98.8 million, reflecting a 9.2% increase from the prior year expense. These increases result from increased rent expense for data processing and other equipment, additional costs associated with the maintenance of a higher number of ATMs, equipment costs necessary to upgrade BB&T's systems to make them year 2000 compliant (see discussion below) and to automate certain branch information systems to make them more efficient. For the third quarter of 1997, occupancy and equipment expense totaled $34.4 million on a recurring basis, which is an increase of $3.1 million, or 9.8%, from the prior year.

     Federal deposit insurance expense decreased $40.2 million, or 91.4%, for the nine months ended September 30, 1997, compared to the same period in the prior year. As discussed above, BB&T recorded a one-time assessment during the third quarter of 1996 totaling approximately $34 million. Excluding the prior year impact of this assessment, FDIC expense would have decreased $6.4 million, reflecting the higher premiums paid on SAIF-insured deposits prior to the assessment levied in the third quarter. Effective January 1, 1997, BB&T began paying $.0648 per $100 of SAIF-insured deposits and $.0130 per $100 of BIF-insured deposits to service the Financing Corporation ("FICO") bonds. These payments totaled $3.8 million during the first nine months of 1997. For the third quarter of 1997, Federal deposit insurance expense totaled $1.2 million, down $2.2 million, or 63.9%, from 1996.

     Other noninterest expenses for the first nine months of 1997 totaled $268.5 million, an increase of $90.0 million, or 50.4%, over 1996. The 1997 expenses include $66.5 million of nonrecurring expenses related to the UCB merger. The costs include $36.9 million in merger-related losses on the disposal of redundant fixed assets and $29.5 million of other merger costs. Excluding the impact of these charges, other noninterest expense would have totaled $202.0 million for the nine months, an increase of $23.5 million, or 13.2%. This increase was primarily due to increases in advertising, public relations and other marketing expense totaling $2.5 million, increased loan and lease expenses of $3.5 million and professional services, which increased $12.8 million.

     The increased advertising costs are related to an ongoing marketing program to enhance awareness of BB&T's brand identity. While it is difficult to measure the impact of advertising costs, and any program takes time to be effective, studies have noted an increase in BB&T's brand identity and in the "switch preference" of customers of competitors. Additional loan and lease expenses resulted primarily from bankcard and merchant interchange expenses. The increase in professional services expense results from the use of outside consulting firms to analyze strategies to maximize noninterest income, to assess customer and product profitability, to assist in the modifications necessary to upgrade BB&T's systems to make them year 2000 compliant (as discussed below) and to implement plans for a major branch automation project.

     Many computer systems will incur data processing difficulties resulting from date codings of transactions after the year 1999. BB&T recognized expenses during 1996 to begin upgrading certain computer software and operating systems to enable the systems to function properly in the year 2000. Some of BB&T's systems were not previously programmed to consider the start of a new century, and the process of upgrading the systems' date recognition to make them year 2000 compliant will continue in coming months. Management anticipates costs to be incurred related to the year 2000 project to be approximately $26 million.

     For the third quarter, BB&T's other noninterest expenses totaled $69.3 million on a recurring basis, up $7.7 million, or 12.4%, compared to the third quarter of 1996.

     BB&T's efficiency ratio improved to 52.1% for the first nine months of 1997 compared to 55.0% for the same period in 1996. For the third quarter of 1997, the efficiency ratio was 51.7% compared to 54.9% in 1996.

PROVISION FOR INCOME TAXES

     The provision for income taxes totaled $137.0 million for the first nine months of 1997, an increase of $18.6 million, or 15.7%. Excluding the tax benefits associated with the nonrecurring charges detailed above, the provision for income taxes totaled $152.6 million compared to a prior year provision of $130.5 million. Effective tax rates on recurring pretax income were 33.8% and 33.2% for the nine months ended September 30, 1997 and 1996, respectively. For the third quarter, the provision for income taxes applicable to recurring pretax income totaled $52.0 million, resulting in an effective tax rate of 33.3%.

                             PROFITABILITY MEASURES

                                                                                            1997                        1996
                                                                                -----------------------------    ------------------
                                                                                 THIRD     SECOND      FIRST     FOURTH      THIRD
                                                                                QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                                                                -------    -------    -------    -------    -------
Return on average assets.....................................................      .89%      1.47%      1.52%      1.41%      1.09%
Return on average equity.....................................................    11.54      18.59      18.61      17.47      13.80
Net interest margin..........................................................     4.55       4.62       4.57       4.51       4.44
Efficiency ratio (taxable equivalent)*.......................................     51.7       52.0       52.6       56.5       54.9

---------------

* Excludes securities gains (losses), foreclosed property expense and nonrecurring items for all periods.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The nature of the business of BB&T's banking subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of BB&T are involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that the liabilities arising from these proceedings will not have a materially adverse effect on the consolidated financial position or consolidated results of operations of BB&T.

ITEM 2. CHANGES IN SECURITIES

     (c) On July 31, 1997, BB&T issued 374,841 shares of common stock to the shareholders of Refloat, Inc. of Mount Airy, North Carolina and its principal subsidiary, Sheffield Financial Corp., in exchange for the transfer of substantially all of the net assets of these companies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 11 -- "Computation of Earnings Per Share" is included herein.

         Exhibit 27 -- "Financial Data Schedule" is included in the electronically-filed document as required.

     (b) BB&T filed a Form 8-K under Item 5 on January 14, 1997, to report the results of operations and financial condition as of December 31, 1996. BB&T filed a Form 8-K under Item 5 on April 11, 1997, to report the results of operations and financial condition as of March 31, 1997. BB&T filed a Form 8-K under Item 5 on May 23, 1997, to report a change in the corporate name from Southern National Corporation to BB&T Corporation. This change was effective May 19, 1997. BB&T filed a Form 8-K under Item 5 on June 11, 1997, which included an underwriting agreement related to $250 million in subordinated notes due 2007. BB&T filed a Form 8-K under Item 5 on July 11, 1997, to report the results of operations and financial condition as of June 30, 1997. BB&T filed a Form 8-K under Item 2 on July 14, 1997 to report that BB&T's acquisition of United Carolina Bancshares Corporation was completed July 1, 1997. BB&T filed a Form 8-K under Item 5 on August 15, 1997, to report the combined financial condition and combined results of operations including UCB for the period ending July 31, 1997 and to report certain prior period balances restated to include the accounts of UCB. BB&T filed a Form 8-K under Item 5 on August 15, 1997, to restate BB&T's December 31, 1996 Form 10-K for the accounts of UCB. BB&T filed a Form 8-K under Item 5 on October 15, 1997, to report the results of operations and financial condition as of September 30, 1997. BB&T filed a Form 8-K under
Item 5 on October 30, 1997, to report plans to acquire Life Bancorp, Inc. of Norfolk, Virginia.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BB&T CORPORATION
                                         (Registrant)

Date: November 14, 1997                  By: /s/    SCOTT E. REED
                                                ------------------------------
                                           SCOTT E. REED, SENIOR EXECUTIVE VICE
                                                          PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER

Date: November 14, 1997                  By: /s/   SHERRY A. KELLETT
                                                -----------------------------
                                             SHERRY A. KELLETT, EXECUTIVE VICE
                                                        PRESIDENT AND
                                             CONTROLLER (PRINCIPAL ACCOUNTING
                                                          OFFICER)