Form 10-K
period 1997-12-31
BB&T CORP
filed 1998-03-18
CIK 92230

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

                          FOR THE FISCAL YEAR ENDED:

                               DECEMBER 31, 1997

                        COMMISSION FILE NUMBER: 1-10853

                               ----------------

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

                               ----------------

                                (336) 733-2000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934:

                                   NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS        ON WHICH REGISTERED
         -------------------      -----------------------
      Common Stock, $5 par value  New York Stock Exchange
        Share Purchase Rights     New York Stock Exchange

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                YES [X] NO [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 31, 1998 was approximately $7.9 billion. The number of shares of the Registrant's Common Stock outstanding on January 31, 1998, was 136,342,267.

  Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 28, 1998, are incorporated by reference in
Part III of this report.

                     The Exhibit Index begins on page 82.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX

                                                                           PAGE
                                                                          ------
 PART I   Item 1  Business.............................................        4
          Item 2  Properties...........................................   15, 61
          Item 3  Legal Proceedings....................................       71
          Item 4  Submission of Matters to a Vote of Shareholders......        2
                  None.
 PART II  Item 5  Market for the Registrant's Common Stock and Related
                  Shareholder Matters..................................    38-39
          Item 6  Selected Financial Data..............................       42
          Item 7  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................       19
          Item 7A Quantitative and Qualitative Disclosures About Market
                  Risk.................................................       34
          Item 8  Financial Statements and Supplementary Data..........       41
                  Consolidated Balance Sheets at December 31, 1997 and
                  1996.................................................       45
                  Consolidated Statements of Income for each of the
                  years in the three-year period ended December 31,
                  1997.................................................       46
                  Consolidated Statements of Changes in Shareholders'
                  Equity for each of the years in the three-year period
                  ended December 31, 1997..............................       47
                  Consolidated Statements of Cash Flows for each of the
                  years in the three-year period ended December 31,
                  1997.................................................       48
                  Notes to Consolidated Financial Statements...........       49
                  Report of Independent Public Accountants.............       44
                  Quarterly Financial Summary for 1997 and 1996........       41
          Item 9  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures.................        2
                  None.
 PART III Item 10 Directors and Executive Officers of the Registrant...    *, 15
          Item 11 Executive Compensation...............................        *
          Item 12 Security Ownership of Certain Beneficial Owners and
                  Management...........................................        *
          Item 13 Certain Relationships and Related Transactions.......        *
 PART IV  Item 14 Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K

     (a) (1)     Financial Statements (See Item 8 for reference).

           (2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.

           (3)
                 Exhibits have been filed separately with the Commission and are available upon written request.

     (b)
                 Reports on Form 8-K.

           TYPE       DATE FILED                  REPORTING PURPOSE
           ----       ----------                  -----------------
           Item 5. January 14, 1997  Fourth Quarter Earnings Release
           Item 5. April 11, 1997    First Quarter Earnings Release
           Item 5. May 23, 1997      Corporate Name Change from Southern
                                     National Corporation to BB&T Corporation
                                     effective
                                     May 19, 1997
           Item 5. June 11, 1997     $250 million Subordinated Notes Issued
           Item 5. July 11, 1997     Second Quarter Earnings Release
           Item 2. July 14, 1997     Completion of United Carolina Bancshares
                                     Merger
           Item 5. August 15, 1997   30 Days Combined Operations between BB&T
                                     and United Carolina Bancshares Corporation
                                     and certain restated balances
           Item 5. August 15, 1997   Restatement of December 31, 1996 Form 10-K
                                     to include the accounts of United Carolina
                                     Bancshares Corporation
           Item 5. October 15, 1997  Third Quarter Earnings Release
           Item 5. October 30, 1997  Announcement of Plans to Acquire Life
                                     Bancorp, Inc., of Norfolk, Virginia
           Item 5. December 17, 1997 Announcement of Plans to Acquire Franklin
                                     Bancorporation, Inc. of Washington, D.C.
           Item 5. January 15, 1998  Fourth Quarter Earnings Release
           Item 5. February 26, 1998 Announcement of Plans to Acquire Maryland
                                     Federal Bancorp, Inc. of Hyattsville,
                                     Maryland
           Item 5. February 27, 1998 Announcement of Share Repurchase Plan

     ----------------------------------------------------------------------
     * The information called for by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.

                 The information called for by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation of Executive Officers", "Retirement Plans" and "Compensation Committee Report on Executive Compensation" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.

                 The information called for by Item 12 is incorporated herein by reference to the information that appears under the headings "Security Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.

                 The information called for by Item 13 is incorporated herein by reference to the information that appears under the headings "Compensation Committee Interlocks and Insider Participation" and "Transactions with Officers and Directors" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders.

                                   BUSINESS

GENERAL

  BB&T Corporation ("BB&T" or "the Corporation") is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations in North Carolina, South Carolina and Virginia primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. At December 31, 1997, the principal assets of BB&T included all of the outstanding shares of common stock of Branch Banking and Trust Company, of Winston-Salem, North Carolina; BB&T Financial Corporation of South Carolina, located in Greenville, South Carolina, which in turn owns all the outstanding shares of Branch Banking and Trust Company of South Carolina; BB&T Financial Corporation of Virginia, which in turn owns all the outstanding shares of Branch Banking and Trust Company of Virginia, Fidelity Federal Savings Bank and Virginia First Savings Bank. BB&T also owns all of the outstanding shares of common stock of Regional Acceptance Corporation of Greenville, North Carolina, Craigie Incorporated of Richmond, Virginia, Refloat Incorporated of Mount Airy, North Carolina, and Phillips Factors Corporation of High Point, North Carolina.

 Subsidiaries

  Branch Banking and Trust Company ("BB&T-NC"), BB&T's largest subsidiary, was chartered in 1872 and is the oldest bank in North Carolina. BB&T-NC currently operates 357 banking offices throughout North Carolina and holds the largest share of deposits in North Carolina. BB&T-NC provides a wide range of banking services, principally in its local market, to individuals and commercial customers, including small and mid-sized businesses, public agencies and local governments. BB&T-NC's principal subsidiaries include BB&T Leasing Corp., based in Charlotte, North Carolina, which specializes in lease financing to commercial businesses; BB&T Investment Services, Inc., located in Charlotte, North Carolina, which offers customers nondeposit investment alternatives, including discount brokerage services, fixed-rate and variable-rate annuities, unit investment trusts, mutual funds and U.S. Government and municipal bonds; and BB&T Insurance Services, Inc., headquartered in Raleigh, North Carolina, which is the largest independent insurance agency network in the Carolinas and markets a wide range of insurance coverages to individuals and businesses.

  BB&T-NC has a number of additional subsidiaries, including Prime Rate Premium Finance Corporation, Inc. ("Prime Rate"), located in Florence, South Carolina, which provides insurance premium financing to customers in Virginia and the Carolinas. BB&T-NC also owns 51% of AutoBase Information Systems, Inc., ("AutoBase") a Charlotte, North Carolina-based company that uses advanced technologies to simplify the car-buying process for consumers and automotive dealers.

  Branch Banking and Trust Company of South Carolina ("BB&T-SC") operates 96 banking offices. BB&T-SC provides a wide range of banking services, principally in its local market, to retail and commercial customers, including small and mid-sized businesses, public agencies, local governments and individuals. BB&T-SC's subsidiaries include BB&T Investment Services of South Carolina, Inc., located in Charlotte, North Carolina, a broker/dealer currently engaged in the retailing of mutual funds, U.S. Government and municipal bonds, fixed and variable rate insurance annuity products and unit investment trusts.

  Branch Banking and Trust Company of Virginia ("BB&T-VA") operates 22 banking offices in southeastern Virginia. BB&T-VA offers a full range of commercial and retail banking services.

  Fidelity Federal Savings Bank ("Fidelity") was acquired on March 1, 1997. Fidelity operates seven branch offices offering commercial and retail banking services in the Richmond, Virginia area.

  Virginia First Savings Bank ("Virginia First") was acquired on December 1, 1997. Virginia First operates 24 full service retail facilities throughout southside, central and southwestern Virginia. In addition, Virginia First operates twelve loan origination centers in southside, central and southwestern Virginia, in northern Virginia and Southern Maryland under the trade name, Virginia First Mortgage.

  On March 1, 1998, BB&T completed its acquisition of Life Bancorp, Inc. of Norfolk, Virginia ("Life"). Life has $1.5 billion in assets and currently operates 20 full service banking offices in Norfolk, Virginia Beach, Chesapeake, Portsmouth and Suffolk through its banking subsidiary, Life Savings Bank, FSB. Its primary businesses are retail and mortgage banking.

  Regional Acceptance Corporation ("Regional Acceptance"), a consumer finance company based in Greenville, North Carolina, was acquired by BB&T on September 1, 1996. Regional Acceptance, which operates 28 branch offices in the Carolinas, Tennessee and Virginia, specializes in indirect lending for consumer purchases of used automobiles.

  Craigie Incorporated ("Craigie"), a registered broker/dealer headquartered in Richmond, Virginia, was acquired on October 1, 1997. With offices in Richmond, Virginia and Charlotte, North Carolina, Craigie specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Craigie's public finance department provides financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. The firm's corporate finance department specializes in raising equity capital and underwriting debt issues for corporate clients and has an active mergers and acquisitions practice.

  Phillips Factors ("Phillips"), based in High Point, North Carolina, was acquired by BB&T on May 20, 1997. Phillips buys and manages account receivables primarily in the furniture, textiles and home furnishing-related industries.

  Refloat, Inc. ("Refloat"), based in Mount Airy, North Carolina, was acquired by BB&T on July 31, 1997. Refloat specializes in loans to small commercial lawn care businesses across the country.

  Unified Investors Life Insurance Company is a reinsurer and underwriter of certain credit life and credit accident and health insurance policies written by a non-affiliated insurance company in connection with loans made by the bank subsidiaries.

  The following table discloses selected information related to BB&T's banking subsidiaries:

                                    TABLE 1

                SELECTED FINANCIAL DATA OF BANKING SUBSIDIARIES
          AS OF/FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                               BB&T-NC                           BB&T-SC                       BB&T-VA           FIDELITY**
                 ----------------------------------- -------------------------------- -------------------------- ----------
                    1997        1996        1995        1997       1996       1995      1997     1996     1995      1997
                 ----------- ----------- ----------- ---------- ---------- ---------- -------- -------- -------- ----------
                                                               (DOLLARS IN THOUSANDS)
Total assets.... $22,530,009 $20,652,519 $19,654,218 $4,364,982 $4,213,458 $4,179,955 $785,870 $790,955 $737,462  $356,226
Securities......   5,392,894   4,962,941   4,970,762  1,020,554  1,034,385  1,055,622  132,596  147,019  154,358    28,639
Loans and
 leases, net of
 unearned
 income*........  15,402,775  14,149,983  13,213,131  3,052,755  2,901,930  2,928,298  590,306  550,218  505,767   275,640
Deposits........  15,931,795  15,683,080  14,856,949  3,401,236  3,336,711  3,255,945  679,252  690,318  669,000   255,475
Shareholder's
 equity.........   1,771,589   1,601,950   1,380,924    374,871    399,965    385,481   73,922   67,039   60,734    64,758
Net interest
 income.........     842,745     773,019     710,338    184,341    173,235    166,764   36,670   35,144   31,231    10,960
Provision for
 loan and lease
 losses.........      53,533      44,675      31,264     14,109      8,405      5,518    2,033    2,550    1,910       605
Noninterest
 income.........     436,607     333,119     238,050     70,916     57,729     58,199   12,546   10,296    4,650     1,230
Noninterest
 expense........     809,599     689,969     659,681    135,018    134,200    119,931   30,523   24,839   25,965     8,322
Net income......     278,536     250,956     172,970     68,024     56,489     62,319   10,973   11,791    4,853     1,278
                 VIRGINIA
                 FIRST**
                 --------
                   1997
                 --------
Total assets.... $925,279
Securities......   23,329
Loans and
 leases, net of
 unearned
 income*........  771,928
Deposits........  662,594
Shareholder's
 equity.........  152,626
Net interest
 income.........    2,826
Provision for
 loan and lease
 losses.........      183
Noninterest
 income.........    1,077
Noninterest
 expense........    2,654
Net income......      468

--------
* Includes loans held for sale.
** Fidelity Federal Savings Bank was acquired on March 1, 1997 and Virginia
   First Savings Bank was acquired on December 1, 1997. These acquisitions were accounted for as purchases and, consequently, the amounts above reflect the operations of the acquired institutions only since the dates of acquisition.

 Merger Strategy and Pending Mergers

  Profitability and market share have been enhanced through both internal growth and acquisitions in recent years. The acquisition strategy of BB&T is focused on three primary objectives: (1) to pursue in-market acquisitions of high-quality banks and thrifts in the $250 million to $10 billion range, (2) to acquire companies in niche markets that provide products or services that can be offered to BB&T's current customer base, and (3) to consider strategic acquisitions in new markets that are economically feasible and provide positive long-term benefits.

  On December 16, 1997, BB&T announced plans to merge with Franklin Bancorporation Inc. ("Franklin") of Washington, D.C. in a stock transaction to be accounted for as a pooling of interests. Franklin shareholders will receive between .35 and .3743 shares of BB&T common stock in exchange for each share of Franklin common stock held. With approximately $535 million in assets, Franklin operates nine full-service banking offices, including six in the District of Columbia, one in Bethesda, Maryland and two in northern Virginia. The transaction is expected to be completed during the third quarter of 1998.

  On February 25, 1998, BB&T announced plans to acquire Maryland Federal Bancorp, Inc. ("Maryland Federal") of Hyattsville, Maryland in a stock transaction to be accounted for as a purchase. Maryland Federal shareholders will receive no less than .5975 and no greater than .6102 shares of BB&T common stock in exchange for each share of Maryland Federal common stock held. With approximately $1.2 billion in assets, Maryland Federal operates 28 branches in 24 cities as offices of Maryland Federal Bank. This transaction is expected to be completed in the third quarter of 1998.

 Competition

  The banking industry is highly competitive and dramatic change continues to occur. The banking subsidiaries of BB&T compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies and insurance companies. Competition continues to grow as customers select from a variety of traditional and nontraditional financial institutions. The industry continues to consolidate at a fast pace, which affects competition by eliminating some regional and local institutions while at the same time creating a growing number of firms with multi-regional operations. For additional information on markets, BB&T's competitive position and strategies, see "Market Area" and "Lending Activities" below.

  BB&T expects to continue to take advantage of the consolidation of the financial services industry by further developing its franchise through the acquisition of financial institutions. Such acquisitions may entail the payment by BB&T of consideration in excess of the book value of the underlying net assets acquired, may result in the issuance of additional shares of BB&T common stock or the incurring of an additional indebtedness by BB&T, and could have a dilutive effect on the per share earnings or book value of BB&T common stock. Moreover, such acquisitions sometimes result in significant front-end charges against earnings, although cost savings, especially incident to in-market acquisitions, also are frequently anticipated.

MARKET AREA

  BB&T's primary market area consists of North Carolina, South Carolina and Virginia. The area's employment base consists of manufacturing, general services, agricultural, wholesale/retail and financial services. Among the primary industries in which BB&T has significant commercial lending relationships are real estate, textiles, furniture and health care. BB&T believes its current market area is economically vibrant and will support consistent growth in assets and deposits in the future. Even so, management expects to continue to employ aggressive growth strategies, including possible expansion into neighboring states. The current market area includes numerous small communities that BB&T seeks to serve. Management believes that maintaining a community bank approach as asset size and available services grow will strengthen the Corporation's ability to move into new states and communities and to target small to mid-sized commercial customers in these areas.

LENDING ACTIVITIES

  The primary goal of the BB&T lending function is to help clients achieve their financial goals and secure their financial futures on terms that are fair to the clients and profitable to the Corporation. This purpose can best be accomplished by building strong, profitable customer relationships over time, with BB&T becoming an important contributor to the prosperity and well-being of its customers. BB&T's philosophy of lending is to attempt to meet the business and consumer credit needs within defined market segments where standards of safety, profitability and liquidity can be met.

  BB&T focuses lending efforts on small to intermediate commercial and industrial loans, one-to-four family residential mortgage loans and other consumer loans. Typically, fixed-rate residential mortgage loans are sold in the secondary mortgage market and adjustable-rate residential mortgages are retained for the portfolio. Loan growth, which typically follows economic cycles, has been consistent over the past five years. Average loans have increased 9.3% on an annual basis since 1992 and increased 10.1% in 1997. BB&T conducts the majority of its lending activities in the context of the Corporation's community bank focus, with decentralized lending decisions made as close to the customer as practicable.

                                    TABLE 2

                   COMPOSITION OF LOAN AND LEASE PORTFOLIO*

                                                DECEMBER 31,
                         -----------------------------------------------------------
                            1997        1996        1995        1994        1993
                         ----------- ----------- ----------- ----------- -----------
                                           (DOLLARS IN THOUSANDS)
Loans--
  Commercial, financial
   and agricultural..... $ 3,017,729 $ 2,715,363 $ 2,395,084 $ 2,941,109 $ 2,303,554
  Real estate--
   construction and land
   development..........   2,102,234   1,525,964   1,175,839     889,033     870,112
  Real estate--
   mortgage.............  11,415,319  10,110,927  10,200,968   9,220,222   8,431,729
  Consumer..............   2,688,304   2,748,572   2,487,235   2,388,970   2,198,858
                         ----------- ----------- ----------- ----------- -----------
    Loans held for in-
     vestment...........  19,223,586  17,100,826  16,259,126  15,439,334  13,804,253
    Loans held for
     sale...............     509,141     228,333     261,364     141,676     707,973
                         ----------- ----------- ----------- ----------- -----------
      Total loans.......  19,732,727  17,329,159  16,520,490  15,581,010  14,512,226
Leases..................     788,462     576,991     376,152     304,544     225,312
                         ----------- ----------- ----------- ----------- -----------
  Total loans and
   leases............... $20,521,189 $17,906,150 $16,896,642 $15,885,554 $14,737,538
                         =========== =========== =========== =========== ===========

--------
 *Balances are gross of unearned income.

 Mortgage Banking

  BB&T is the largest originator of residential mortgage loans in the Carolinas. BB&T engages in mortgage loan originations by offering fixed- and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. As mentioned above, the Corporation usually retains adjustable-rate loans for the portfolio and sells fixed-rate loans and government loans within the secondary mortgage market. Servicing rights on loans sold are typically retained by BB&T. Loans are generally offered in amounts up to 95% of the appraised value of the collateral for terms up to 30 years based on the qualifications of the borrower. Except in the Community Reinvestment Act ("CRA") program discussed below, private mortgage insurance is required in an amount sufficient to reduce BB&T's exposure to 80% or less of the loan-to-value ratio. BB&T does not originate loans with negative amortization. Risks associated with the residential lending function include interest rate risk, which is mitigated through the sale of substantially all fixed-rate loans, and default risk by the borrower, which is lessened through underwriting procedures and private mortgage insurance. BB&T also purchases mortgage loans from other originators and subjects them to the same underwriting and risk management policies as loans originated internally.

  The Corporation also offers, as part of its CRA program, more flexible underwriting criteria to broaden the availability of mortgage loans in the communities BB&T serves. CRA loans are available at loan-to-value ratios up to 97% for households with incomes below a specified percentage of county median income. Such loans do not require private mortgage insurance. These loans are currently retained in the portfolio since they do not meet the requirements to be sold in the secondary mortgage market at the time of origination.

  BB&T's mortgage banking operation earns fee income from the servicing of the mortgage loan portfolio and from gains on sales of mortgage loans to the secondary mortgage market.

 Commercial Lending

  BB&T's commercial lending program is generally targeted to serve small to middle-market businesses with sales of $250 million or less, although in-house limits do allow lending to larger customers, including national customers who have some reasonable business connections with the Corporation's geographically-served markets. Commercial lending includes commercial, financial, agricultural, industrial and real estate loans. Pricing on commercial loans, driven largely by competition, is usually tied to market indexes, such as the prime rate, London Interbank Offered Rates or U.S. Treasury rates. Substantially all of BB&T's commercial lending program is operated through the banking network.

 Construction Lending

  Real estate construction loans include loans with 12 month maturities which are intended to convert to permanent one-to-four family residential mortgage loans upon completion of the construction. These loans have terms and options similar to residential mortgage loans and allow a rate to be "locked in" by the borrower during the 12 month construction period. The loans also allow a "float down" option once during the construction period. BB&T also originates commercial construction loans. These loans are usually to in-market developers, businesses, individuals or real estate investors for the construction of commercial structures in the Corporation's market area, including, but not limited to, industrial facilities, apartments, shopping centers, office buildings, hotels and warehouses. The properties may be for sale, lease or owner-occupancy. The Corporation generally requires the borrower to obtain a commitment to "take out" the construction loan and typically requires significant levels of pre-sales, pre-leasing or, in the case of owner-occupied properties, that the owner has adequate resources to repay the debt. Generally, these loans carry floating interest rates tied to the Corporation's prime interest rate or other market index, and range in term from six to eighteen months.

 Consumer Lending

  BB&T offers various consumer loan products. Both secured and unsecured loans are marketed to qualifying existing clients and to other creditworthy candidates in BB&T's market area. Home Equity Loans and Lines are underwritten with note amounts and credit limits that ensure consistency with the Corporation's loan-to-value policy (80% for consumer loans secured by real estate). Numerous forms of unsecured loans, including revolving credits (bankcards, DDA overdraft protection and personal lines of credit), are provided and various installment loan products, including vehicle loans, are offered. Pricing of such loans is based, to a great degree, on in-market competition. Closed-end installment loans are usually priced as fixed-rate simple interest loans, while most revolving products are priced with variable rates.

  Through the acquisition of Regional Acceptance, BB&T is expanding the sales finance function by making loans to customers with a higher credit risk profile than the traditional BB&T customer. These loans are extended through automobile dealers to finance purchases of mid-model to late-model used automobiles and are priced higher than BB&T's normal grade consumer loans based on the higher level of risk associated with these types of loans.

 Leasing

  BB&T provides commercial leasing products and services principally in North Carolina, South Carolina and Virginia through BB&T Leasing Corp. ("Leasing"), a subsidiary of BB&T-NC. Leasing provides three primary products: finance or capital leases, true leases (as defined under the Internal Revenue Code) and other operating leases. Leasing provides leases for vehicles, rolling stock and tangible personal property and services for small to medium-sized commercial customers primarily in BB&T's market area. BB&T also solicits leasing business from municipalities in North and South Carolina directly through its subsidiary banks.

                                    TABLE 3

              SELECTED LOAN MATURITIES AND INTEREST SENSITIVITY*

                                                    DECEMBER 31, 1997
                                          -------------------------------------
                                           COMMERCIAL,
                                          FINANCIAL AND REAL ESTATE:
                                          AGRICULTURAL  CONSTRUCTION   TOTAL
                                          ------------- ------------ ----------
                                                 (DOLLARS IN THOUSANDS)
Fixed rate:
  1 year or less(2)......................  $  217,276    $  323,954  $  541,230
  1-5 years..............................     420,068       159,560     579,628
  After 5 years..........................      86,911           --       86,911
                                           ----------    ----------  ----------
    Total................................     724,255       483,514   1,207,769
                                           ----------    ----------  ----------
Variable rate:
  1 year or less(2)......................   1,077,933     1,084,543   2,162,476
  1-5 years..............................   1,077,933       534,177   1,612,110
  After 5 years..........................     137,608           --      137,608
                                           ----------    ----------  ----------
    Total................................   2,293,474     1,618,720   3,912,194
                                           ----------    ----------  ----------
      Total loans and leases(1)..........  $3,017,729    $2,102,234  $5,119,963
                                           ==========    ==========  ==========

--------
* Balances are gross of unearned income. Scheduled repayments are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms. BB&T's credit policy does not permit automatic renewals of loans. At the scheduled maturity date (including balloon payment date), the customer must request a new loan to replace the matured loan and execute a new note with rate, terms and conditions renegotiated at that time.

(1) The table excludes:

  (i)consumer loans to individuals for household, family and other personal expenditures........................................... $ 2,688,304
  (ii)real estate mortgage loans...................................  11,415,319
  (iii)loans held for sale.........................................     509,141
  (iv)leases.......................................................     788,462
                                                                    -----------
                                                                    $15,401,226
                                                                    ===========

(2) Includes loans due on demand.

 Nonaccrual Loans and Leases

  It is BB&T's policy to place commercial loans and leases on nonaccrual status when full collection of principal and interest becomes doubtful, or when any portion of principal or interest becomes 90 days past due, whichever occurs first. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period and any prior year interest is charged against the allowance for loan and lease losses. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when the collectability of principal or interest is no longer doubtful.

  Mortgage loans and other consumer loans are also placed on nonaccrual status when full collection of principal and interest becomes doubtful, or they become delinquent for a specified period of time, which varies depending on the type of consumer loan.

 Allowance for Loan and Lease Losses

  The allowance for loan and lease losses is established through a provision for loan and lease losses charged against earnings. The level of the allowance for loan and lease losses is based on management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. This evaluation, which includes a review of loans for which full collectability may not be reasonably assured, considers the loans' risk grades, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant consideration in determining an adequate allowance. BB&T utilizes ten "risk grades" to evaluate the repayment capacity of borrowers. BB&T's objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration in order to reduce overall credit risk by minimizing the adverse impact of any single event or combination of related events. Although management believes that the best information available is used to determine the adequacy of the allowance, the nature of the process by which management determines the appropriate allowance for credit losses requires the exercise of considerable judgment. Unforeseen market conditions could result in adjustments in the allowance which would affect earnings. Future additions to BB&T's allowance will be the result of periodic loan, property and collateral reviews as well as projected changes in overall economic and real estate markets.

  The following table sets forth an allocation of the allowance for loan and leases losses at the end of each of the past five years. The allowance has been allocated on an approximate basis and is not necessarily indicative of future losses. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

                                    TABLE 4

                   ALLOCATION OF ALLOWANCE BY LOAN CATEGORY

                                                                DECEMBER 31,
                          -----------------------------------------------------------------------------------------
                                1997              1996              1995              1994              1993
                          ----------------- ----------------- ----------------- ----------------- -----------------
                                   % LOANS           % LOANS           % LOANS           % LOANS           % LOANS
                                   IN EACH           IN EACH           IN EACH           IN EACH           IN EACH
                           AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY  AMOUNT  CATEGORY
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                           (DOLLARS IN THOUSANDS)
Balance at end of period
 applicable to:
Commercial, financial
 and agricultural.......  $ 29,034    15%   $ 30,272    15%   $ 32,370    14%   $ 40,340    19%   $ 48,493    16%
Real estate:
 Construction and land
  development...........    18,476    10      14,645     9      16,436     7      13,522     6      15,004     6
 Mortgage...............    89,741    58      96,389    58      96,096    62      83,260    58      84,875    61
                          --------   ---    --------   ---    --------   ---    --------   ---    --------   ---
 Real estate--total.....   108,217    68     111,034    67     112,532    69      96,782    64      99,879    67
                          --------   ---    --------   ---    --------   ---    --------   ---    --------   ---
Consumer................    76,543    13      52,238    15      37,977    15      33,706    15      31,461    15
Leases..................     7,918     4       3,679     3       3,443     2         906     2       1,218     2
Unallocated.............    42,231   --       32,847   --       32,730   --       43,709   --       31,655   --
                          --------   ---    --------   ---    --------   ---    --------   ---    --------   ---
 Total..................  $263,943   100%   $230,070   100%   $219,052   100%   $215,443   100%   $212,706   100%
                          ========   ===    ========   ===    ========   ===    ========   ===    ========   ===

  The following table sets forth information with respect to BB&T's allowance for loan and lease losses for the most recent five years.

                                    TABLE 5

              COMPOSITION OF ALLOWANCE FOR LOAN AND LEASE LOSSES

                                                 DECEMBER 31,
                          ---------------------------------------------------------------
                             1997         1996         1995         1994         1993
                          -----------  -----------  -----------  -----------  -----------
                                            (DOLLARS IN THOUSANDS)
Balance, beginning of
 period.................  $   230,070  $   219,052  $   215,443  $   212,706  $   176,743
                          -----------  -----------  -----------  -----------  -----------
Charge-offs:
  Commercial, financial
   and agricultural.....      (12,394)      (9,341)     (10,889)     (11,655)     (24,832)
  Real estate...........      (12,743)     (11,523)     (12,005)      (9,131)     (11,844)
  Consumer..............      (64,829)     (47,441)     (29,556)     (16,398)     (16,510)
  Lease receivables.....         (671)        (768)        (614)        (647)        (771)
                          -----------  -----------  -----------  -----------  -----------
    Total charge-offs...      (90,637)     (69,073)     (53,064)     (37,831)     (53,957)
                          -----------  -----------  -----------  -----------  -----------
Recoveries:
  Commercial, financial
   and agricultural.....        4,926        5,065        5,302        7,280        6,212
  Real estate...........        4,889        6,221        3,658        3,148        3,525
  Consumer..............        7,100        6,158        5,394        4,996        4,267
  Lease receivables.....          232          136          395          295          149
                          -----------  -----------  -----------  -----------  -----------
    Total recoveries....       17,147       17,580       14,749       15,719       14,153
                          -----------  -----------  -----------  -----------  -----------
Net charge-offs.........      (73,490)     (51,493)     (38,315)     (22,112)     (39,804)
                          -----------  -----------  -----------  -----------  -----------
  Provision charged to
   expense..............       89,850       62,511       41,924       23,730       59,829
                          -----------  -----------  -----------  -----------  -----------
  Allowance of loans
   acquired in purchase
   transactions.........       17,513          --           --         1,119       15,938
                          -----------  -----------  -----------  -----------  -----------
Balance, end of period..  $   263,943  $   230,070  $   219,052  $   215,443  $   212,706
                          ===========  ===========  ===========  ===========  ===========
Average loans and
 leases*................  $18,916,461  $17,186,046  $16,507,428  $14,919,264  $13,344,029
Net charge-offs as a
 percentage of average
 loans and leases.......          .39%         .30%         .23%         .15%         .30%
                          ===========  ===========  ===========  ===========  ===========

--------
* Loans and leases are net of unearned income and include loans held for sale.

 Nonperforming Assets and Classified Assets

  Nonperforming assets include nonaccrual loans and leases, foreclosed real estate and other repossessions. Loans are considered delinquent in most cases the first day after payment is due. After a loan has been delinquent for ten days, BB&T mails a reminder notice to the borrower, and if the borrower does not contact a collection officer, late charges are assessed on the sixteenth day after the due date. Numerous attempts to work with delinquent borrowers to establish a repayment plan are made throughout the delinquent period of the loan. When a commercial loan or unsecured consumer loan becomes 90 days past due, the loan is placed on nonaccrual status. For mortgage and most other consumer loans, the period of time that passes before a delinquent loan is automatically placed on nonaccrual status varies, depending on the type of loan. In some cases, loans may be placed on nonaccrual status earlier based on specific circumstances surrounding the loan. If the collection of principal and/or interest becomes doubtful at any time during the collection process, the loan is placed on nonaccrual status. Every effort is made to reach an agreement on payment with the borrower. If it becomes necessary to foreclose on the collateral securing loans, acquired assets are aggressively marketed to minimize the cost of carrying such assets.

INVESTMENT ACTIVITIES

  BB&T maintains a portion of its assets as investment securities. Banks are allowed to purchase, sell, deal in and hold certain investment securities as prescribed by bank regulations. These investments include all obligations of the U.S. Treasury, agencies of the Federal government, obligations of any state or political subdivision, various types of corporate debt, mutual funds, limited equity securities and certain derivative securities.

  Investment portfolio activities are governed internally by a written, board-approved investment policy. Investment policy is carried out by the Corporation's Asset/Liability Management Committee ("ALCO") which meets regularly to review the economic environment, assess current activities for appropriateness and establish investment strategies. The ALCO also has much broader responsibilities which are discussed in the section, Market Risk Management, of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Within the overall context of the primary purposes of portfolio management as just described, investment strategy during 1997 was established and continually adjusted within an environment of stable short-term interest rates, as set by the Federal Reserve's Open Market Committee.

  At December 31, 1997, the investment portfolio represented approximately 23.0% of the total assets of the Corporation. Management has judged overall liquidity and interest rate sensitivity to be adequate to allow the continued growth of both the investment and loan portfolios.

  As has been the case for the past several years, investment activity during 1997 was centered on obligations of the U.S. Treasury and Federal agency securities. Excluding mortgage-backed securities, U.S. Treasuries and Federal agencies comprised 62.4% of the total book value of the portfolio at year end. The value of these securities from return and quality perspectives made them relatively more attractive than other types of investments. Emphasis continued to be placed on short and intermediate-term maturities, balancing reasonable stability between liquidity and yield. The average contractual maturity of the entire portfolio at December 31, 1997 was 6 years and 10 months compared to 7 years and 4 months at December 31, 1996. This decrease in maturity reflects a restructuring of BB&T's holdings during the year. However, the actual cash flows relating to the investment portfolio, are expected to be received more quickly than contractual maturities because of prepayments from mortgage-backed securities. At December 31, 1997, the approximate expected actual maturity, or the "duration," of BB&T's investment portfolio was 2 years. Table 11--"Securities" presents the maturity distribution by category of BB&T's investment portfolio at December 31, 1997.

  The following table provides information regarding the composition of BB&T's securities portfolio at the end of each of the past three years. Note that BB&T's trading securities, reflected in the accompanying table, were obtained through the acquisition of Craigie.

                                    TABLE 6

                      COMPOSITION OF SECURITIES PORTFOLIO

                                                        DECEMBER 31,
                                              --------------------------------
                                                 1997       1996       1995
                                              ---------- ---------- ----------
                                                   (DOLLARS IN THOUSANDS)
Trading securities (at estimated fair
 value)......................................  $  67,878 $      --  $      --
                                              ---------- ---------- ----------
Securities held to maturity (at amortized
 cost):
  U.S. Treasury, government and agency
   obligations...............................     14,952      6,283     41,570
  States and political subdivisions..........    132,847    164,525    205,168
  Mortgage-backed securities.................        --         --       4,508
  Other securities...........................        --         --          77
                                              ---------- ---------- ----------
    Total securities held to maturity........    147,799    170,808    251,323
                                              ---------- ---------- ----------
Securities available for sale (at estimated
 fair value):
  U.S. Treasury, government and agency
   obligations...............................  4,163,991  3,954,039  4,788,132
  States and political subdivisions..........     37,141     23,977     22,115
  Mortgage-backed securities.................  1,855,755  1,751,025  1,007,062
  Other securities...........................    424,628    285,180    153,991
                                              ---------- ---------- ----------
    Total securities available for sale......  6,481,515  6,014,221  5,971,300
                                              ---------- ---------- ----------
      Total securities....................... $6,697,192 $6,185,029 $6,222,623
                                              ========== ========== ==========

SOURCES OF FUNDS

  Deposits generated through BB&T's domestic banking network are the primary source of funds for lending and investing activities. The amortization and scheduled payment of loans and maturities of investment securities also provide a stable source of funds. Federal Home Loan Bank ("FHLB") advances, foreign deposits, Federal funds purchased and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. These secondary funding sources may also be used if management determines that these are the best sources of funds to meet current requirements.

 Deposits

  Customer deposits are attracted principally from within BB&T's market area through the offering of a broad selection of deposit instruments including demand deposits, negotiable order of withdrawal accounts, savings accounts, money rate savings, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required and the time period the funds must remain on deposit. Interest rates paid on specific deposit types are set by the ALCO and are determined based on
(i) the interest rates offered by competitors, (ii) anticipated needs for funding and the timing of the cash flow needs offset by the availability of more cost-effective funding sources and (iii) anticipated future economic conditions and interest rates. Customer deposits are attractive sources of liquidity because of stability, cost and the ability to generate fee income through the cross-sale of other services.

                                    TABLE 7

                        TIME DEPOSITS $100,000 AND OVER
                    REMAINING MATURITY AT DECEMBER 31, 1997

                                                                    (DOLLARS IN
                                                                     THOUSANDS)
                                                                    -----------
     Less than three months........................................ $   987,283
     Four through six months.......................................     552,084
     Seven through twelve months...................................     492,029
     Over twelve months............................................     390,205
                                                                    -----------
       Total....................................................... $ 2,421,601
                                                                    ===========

  At December 31, 1997, the scheduled maturities of total time deposits were:

                                                                    (DOLLARS IN
                                                                     THOUSANDS)
                                                                    -----------
     1998.......................................................... $ 8,564,920
     1999..........................................................   1,483,623
     2000..........................................................     315,026
     2001..........................................................      86,435
     2002..........................................................     134,786
     2003 and later................................................      12,412
                                                                    -----------
       Total....................................................... $10,597,202
                                                                    ===========

 Short-Term Borrowed Funds

  BB&T's ability to borrow significant funds through nondeposit sources generates additional flexibility in meeting the liquidity needs of customers. Sources of short-term borrowed funds at year end were master notes, securities sold under repurchase agreements, FHLB advances, Federal funds purchased and U.S. Treasury tax and loan depository note accounts.

  The following information summarizes certain pertinent information for the past three years with regard to BB&T's short-term borrowed funds:

                                    TABLE 8

                           SHORT-TERM BORROWED FUNDS

                                              1997        1996        1995
                                           ----------  ----------  ----------
                                                (DOLLARS IN THOUSANDS)
   Maximum outstanding at any month-end
    during the year......................  $3,015,177  $2,340,904  $3,902,581
   Average outstanding during the year...   2,527,128   2,029,293   3,184,338
   Average interest rate during the
    year.................................        5.32%       5.26%       5.91%
   Average interest rate at end of year..        5.47        4.80        5.36

CAPITAL ADEQUACY AND RESOURCES

  Overall capital adequacy is monitored on an ongoing basis by management and reviewed regularly by the Board of Directors. BB&T's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to support future growth and compliance with all regulatory standards. Close attention is given to regulatory levels of capital as percentages of assets and risk-weighted assets. The accompanying table outlines the regulatory minimums for Tier 1 capital, total risk-based capital and the leverage ratio, as well as such amounts for BB&T and BB&T's banking subsidiaries as of December 31, 1997.

                                    TABLE 9

        CAPITAL ADEQUACY FOR BB&T CORPORATION AND BANKING SUBSIDIARIES

                            REGULATORY       BB&T-  BB&T-  BB&T-           VIRGINIA
                             MINIMUMS  BB&T   NC     SC     VA    FIDELITY  FIRST
                            ---------- ----  -----  -----  -----  -------- --------
Risk-based capital ratios:
  Tier 1 capital(1).......     4.0%     9.9% 11.0%  12.2%  12.1%    12.3%    10.5%
  Total risk-based
   capital(2).............     8.0     13.7  12.3   13.4   13.3     13.3     11.8
Leverage ratio(3).........     3.0      7.2   7.6    8.5    9.4      7.9      7.3

--------
(1) Shareholders' equity less nonqualifying intangible assets; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(2) Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio of risk-weighted assets as defined in the risk-based capital guidelines.
(3) Tier 1 capital computed as a ratio of fourth quarter average assets less nonqualifying intangibles.

EMPLOYEES

  At December 31, 1997, BB&T had approximately 9,800 full-time-equivalent employees.

PROPERTIES

  BB&T and its significant subsidiaries occupy headquarters offices that are either owned or operated under long-term leases and also own free-standing operations centers in Wilson, Charlotte and Lumberton, North Carolina. Branch office locations are variously owned or leased. The premises occupied by BB&T and its subsidiaries are considered to be well-located and suitably equipped to serve as financial services facilities. See Note F. "Premises and Equipment" of the "Notes to Consolidated Financial Statements" in this report for additional disclosures related to BB&T's properties.

EXECUTIVE OFFICERS OF BB&T

  BB&T's Chairman and Chief Executive Officer is John A. Allison, IV. Mr. Allison is 49 and has 27 years of service with the Corporation. Henry G. Williamson, Jr. is the Chief Operating Officer for the Corporate Group. Mr. Williamson is 50 and has 26 years of service with the Corporation. Kelly S. King is the President of BB&T Corporation and is the Senior Executive Vice President for the Branch Network. Mr. King is 49 and has 26 years of service with the Corporation. Robert E. Greene is the President of Branch Banking and Trust Company and is the Senior Executive Vice President for Administrative Services for the Corporation. Mr. Greene is 48 and has served the Corporation for 25 years. W. Kendall Chalk is the Senior Executive Vice President for the Lending Group. Mr. Chalk is 52 and has served the Corporation for 23 years. Morris D. Marley is the Senior Executive Vice President for Funds Management. Mr. Marley is 47 and has served the Corporation for 26 years. Scott E. Reed is the Senior Executive Vice President and Chief Financial Officer. Mr. Reed is 49 and has 26 years of service with the Corporation.

                       CERTAIN REGULATORY CONSIDERATIONS

GENERAL

  As a bank holding company, BB&T is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the "BHCA") and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

  As state-chartered banks, BB&T-NC, BB&T-SC and BB&T-VA (collectively, the "Banks") are subject to regulation, supervision and examination by state bank regulatory authorities in their respective home states. These authorities include the North Carolina Commissioner of Banks, in the case of BB&T-NC, the South Carolina Commissioner of Banking, in the case of BB&T-SC, and the Virginia State Corporation Commission's Bureau of Financial Institutions, in the case of BB&T-VA. Each of the Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC"). State and federal law also govern the activities in which the Banks engage, the investments they make and the aggregate amount of loans that may be granted to one borrower. Various consumer compliance laws and regulations also affect the Banks' operations.

  Fidelity, Virginia First and Life (collectively, the "Thrifts") are federally-chartered savings associations and as such are subject to regulation, examination and supervision by the Office of Thrift Supervision, a bureau of the U.S. Department of the Treasury. Federal law governs the activities in which the Thrifts may engage, the investments they may make and the aggregate amount of loans that may be granted to one borrower. Various consumer compliance laws and regulations also affect the Thrift's operations.

  The earnings of BB&T's subsidiaries, and therefore the earnings of BB&T, are affected by general economic conditions, management policies and the legislative and governmental actions of various regulatory authorities, including those referred to above. The following description summarizes some of the state and federal laws to which BB&T, the Banks and Thrifts are subject. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

PAYMENT OF DIVIDENDS

  BB&T is a legal entity separate and distinct from its banking and other subsidiaries. A major portion of the revenues of BB&T result from amounts paid as dividends to BB&T by its subsidiaries. BB&T's banking subsidiaries are subject to state laws and regulations that limit the amount of dividends they can pay. In addition, both BB&T and its banking and thrift subsidiaries are subject to various general regulatory policies relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. BB&T does not expect that any of these laws, regulations or policies will materially impact the ability of the Banks and Thrifts to pay dividends. During the year ended December 31, 1997, the Banks and Thrifts recorded $248.3 million in cash dividends to BB&T.

CAPITAL

  The Federal Reserve Board, and the FDIC and the Office of Thrift Supervision have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, BB&T, the Banks and the Thrifts are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital"). At December 31, 1997, BB&T's Tier 1 capital and total capital ratios were 9.9% and 13.7%, respectively, and the ratio of total capital to total risk-adjusted assets for BB&T-NC, BB&T-SC, BB&T-VA, Fidelity and Virginia First were 12.3%, 13.4%, 13.3%, 13.3% and 11.8%, respectively.

  In addition, each of the Federal bank regulatory agencies has established minimum leverage capital ratio requirements for banking organizations. These provisions require a minimum leverage ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to Federal bank regulatory evaluation of an organization's overall safety and soundness. BB&T's leverage ratio at December 31, 1997 was 7.2%, and the leverage ratios for BB&T-NC, BB&T-SC. BB&T-VA, Fidelity and Virginia First were 7.6%, 8.5%, 9.4%, 7.9% and 7.3%, respectively.

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

DEPOSIT INSURANCE ASSESSMENTS

  The deposits of each Bank and Thrift are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Banks are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. However, a portion of the deposits of the Banks (relating to the Banks' acquisitions of various savings associations) and all of the deposits of the Thrifts are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC.

  The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. Thus, for the semi-annual period beginning January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured deposits an additional 1.26 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.30 basis points per $100 of deposits, to cover those obligations.

OTHER SAFETY AND SOUNDNESS REGULATIONS

  There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the SAIF or the BIF as a result of the insolvency of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the SAIF or the BIF or both. The FDIC's claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

  The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 1997, BB&T, the Banks and Thrifts were classified as well-capitalized.

  State regulatory authorities also have broad enforcement powers over the Banks, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator (with the approval of the Governor in the case of North Carolina) in order to conserve the assets of any such institution for the benefit of depositors and other creditors. The North Carolina Commissioner also has the authority to take possession of a state bank in certain circumstances, including, among other things, when it appears that such bank has violated its charter or any applicable laws, is conducting its business in an unauthorized or unsafe manner, is in an unsafe or unsound condition to transact its business or has an impairment of its capital stock. The Office of Thrift Supervision has similar powers with regard to the Thrifts.

INTERSTATE BANKING AND BRANCHING

  Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1997, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following discussion and analysis of the financial condition and results of operations of BB&T Corporation ("BB&T" or the "Corporation") for each of the three years in the period ended December 31, 1997, and related financial information are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of BB&T's 1997 performance.

  1997 was a strong year for the U.S. economy and for the economies of North Carolina, South Carolina and Virginia, BB&T's primary markets. The national economy expanded for the seventh consecutive year while inflation remained very low. Jobs grew by 3.2 million compared to 2.5 million in 1996. The Gross Domestic Product reflected moderate growth for the year, while inflation remained low, as evidenced by a rise in the consumer price index of only 1.8%. Hourly earnings growth slowed to 3.7% from 3.9% in spite of tight labor markets. Consumer confidence was very high during the year, resulting in higher spending in disposable goods, durable goods and housing. Capital spending rose 18% as companies expanded and renewed physical plants to increase capacity. Productivity improved to record levels across all sectors of business because of the increased utilization of technology and further improvements are anticipated in 1998.

FORWARD-LOOKING STATEMENTS

  This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment reduce margins;
(3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes occur in the regulatory environment; (5) changes occur in business conditions and inflation; (6) expected cost savings associated with pending mergers cannot be fully realized; (7) deposit attrition, customer loss or revenue loss following pending mergers is greater than expected; (8) required operational divestitures associated with pending mergers are greater than expected; (9) the Year 2000 issue is not effectively corrected; and (10) changes occur in the securities markets.

1997 MERGERS AND ACQUISITIONS

  On March 1, 1997, BB&T completed its acquisition of Fidelity Financial Bankshares Corporation ("Fidelity") of Richmond, Virginia, in a transaction accounted for as a purchase. BB&T issued 1.6 million shares for all of the shares of Fidelity's common stock outstanding.

  On May 20, 1997, BB&T completed its acquisition of Phillips Factors Corporation ("Phillips") and its subsidiaries, Phillips Financial Corporation and Phillips Acceptance Corporation, all of High Point, North Carolina. Phillips purchases and manages receivables in the temporary staffing industry nationwide. It also provides payroll processing services to that industry. Phillips also buys and manages account receivables primarily in the furniture, textiles and home furnishings-related industries. The acquisition of Phillips was accounted for as a purchase.

  On July 31, 1997, BB&T completed its acquisition of Refloat, Inc. of Mount Airy, North Carolina, and its principal subsidiary, Sheffield Financial Corp. (collectively, "Refloat"), a financing company that specializes in loans to small commercial lawn care businesses across the country. The acquisition, which was completed through the issuance of 375,000 shares of common stock, was accounted for as a purchase.

  On October 1, 1997, BB&T completed its acquisition of Craigie Incorporated ("Craigie"), an investment banking firm located in Richmond, Virginia. Craigie specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Craigie also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. The acquisition, which was accounted for as a purchase, was accomplished through the issuance of approximately 463,000 shares of BB&T's common stock.

  On December 1, 1997, BB&T completed its acquisition of Virginia First Financial Corporation of Petersburg, Virginia ("VFFC"), a financial institution with $822.9 million in assets at the time of purchase. The merger, which was accounted for under the purchase method of accounting, was consummated through the issuance of 1.9 million shares of BB&T's common stock and the payment of $44.8 million.

  On July 1, 1997, BB&T completed its merger with United Carolina Bancshares Corporation ("UCB") of Whiteville, North Carolina, in a stock transaction accounted for as a pooling of interests. UCB shareholders received 27.7 million shares of BB&T common stock in exchange for all of the shares of UCB common stock held.

ANALYSIS OF FINANCIAL CONDITION

  Average assets totaled $26.9 billion for the year ended December 31, 1997, an increase of 8.7% over the 1996 average of $24.8 billion. Average assets in 1996 increased 2.2% compared to the 1995 average of $24.2 billion. The major components of the increase in average assets during 1997 were loans and leases, up $1.7 billion, or 10.1%, for the year; securities, which increased $294.8 million, or 4.9% during the year; and non-earning assets, which increased $169.8 million, or 11.7%. These increases were partially offset by a $31.6 million, or 37.6%, decline in other earning assets because of decreases in Federal funds sold.

  The compound rate of growth in average assets was 8.1% for the five years ended December 31, 1997. Over the same five-year period, the compound annual growth rates based on average balances were 9.3% for loans and leases, 6.1% for securities and 4.9% for deposits. All growth rates have been enhanced by acquisitions accounted for as purchases.

                                   TABLE 10

                      COMPOSITION OF AVERAGE TOTAL ASSETS

                                                                    % CHANGE
                                                                 ---------------
                                                                 1997 V. 1996 V.
                             1997         1996         1995       1996    1995
                          -----------  -----------  -----------  ------- -------
                                (DOLLARS IN THOUSANDS)
Securities*.............  $ 6,342,124  $ 6,047,280  $ 6,142,707     4.9%  (1.6)%
Federal funds sold and
 other earning assets...       52,519       84,167      148,373   (37.6)  (43.3)
Loans and leases, net of
 unearned income**......   18,916,461   17,186,046   16,507,428    10.1     4.1
                          -----------  -----------  -----------
Average earning assets..   25,311,104   23,317,493   22,798,508     8.5     2.3
Non-earning assets......    1,622,386    1,452,609    1,427,507    11.7     1.8
                          -----------  -----------  -----------
Average total assets....  $26,933,490  $24,770,102  $24,226,015     8.7%    2.2%
                          ===========  ===========  ===========
Average earning assets
 as percent of average
 total assets...........         94.0%        94.1%        94.1%
                          ===========  ===========  ===========

--------
* Based on amortized cost.
** Includes loans held for sale based on lower of amortized cost or market.
   Amounts are gross of the allowance for loan and lease losses.

  Among management's primary strategic objectives is the careful management of assets and liabilities to maximize revenues and earnings per share. The various components of assets and liabilities, the fluctuations of these accounts during 1997 and the strategies surrounding the management of the balance sheet are discussed below.

SECURITIES

  The securities portfolios provide earnings and liquidity, as well as providing an effective tool in managing interest rate risk. Management has historically emphasized investments with a maturity of five years or less because of the changing interest rate environment and to provide greater flexibility in balance sheet management. As a result of the recent emphasis on the acquisition of higher-yielding, longer-term mortgage-backed securities, and maturities of lower-yielding, U.S. Government obligations, the average contractual maturity of the total portfolio has increased to greater than seven years at year-end 1997. However, the expected duration of the investment portfolio approximates two years because of anticipated prepayments of mortgage-backed securities, which compose 27.7% of the entire portfolio. U.S. Treasury securities, government and agency obligations, which comprised 62.4% of the portfolio at year-end 1997, provide adequate current yields with minimal risk and maturities structured to address liquidity concerns. Total outstanding securities increased 8.3% in 1997 to a total of $6.7 billion at the end of the year.

  Craigie, a registered broker/dealer acquired by BB&T on October 1, 1997, holds trading securities as a normal part of its operations. At December 31, 1997, Craigie had trading securities totaling $67.9 million that are reflected on BB&T's consolidated balance sheet. Market valuation gains and losses in BB&T's trading portfolio are reflected in current earnings. BB&T recorded $.7 million in net unrealized gains from the valuation of these securities during 1997.

  Securities held to maturity made up only 2.2% of the total portfolio at December 31, 1997, and are primarily composed of obligations of states and municipalities. Securities held to maturity are carried at amortized cost and totaled $147.8 million at December 31, 1997 compared to $170.8 million outstanding at the end of 1996. Market valuation gains and losses in the Corporation's held-to-maturity category affect neither earnings nor capital. The held-to-maturity portfolio had a net unrealized gain of $3.8 million at December 31, 1997.

  Securities available for sale totaled $6.5 billion at year end and are carried at estimated fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. The available-for-sale portfolio is primarily composed of investments in U.S. Treasuries, government and agency obligations, which, excluding mortgage-backed securities, composed 64.2% of the outstanding balance of securities available for sale at year end. This percentage has decreased slightly from the 1996 percentage of 65.7%, which reflects a shift to mortgage-backed securities and other securities. The available-for-sale portfolio also contains investments in obligations of states and municipalities, which composed less than 1% of the portfolio, and other securities, including equity investments which comprised the remaining 6.6% of the portfolio.

  The available-for-sale portfolio composed 96.8% of total securities. Management believes that the high concentration of securities in the available-for-sale portfolio allows greater flexibility in the day-to-day management of the overall portfolio than the held-to-maturity classification.

  The market value of the available-for-sale portfolio was $74.0 million greater than the amortized cost of these securities. At December 31, 1997, BB&T's available-for-sale portfolio had net unrealized appreciation, net of deferred income taxes, of $44.9 million, which is reported as a separate component of shareholders' equity. This compares to net unrealized appreciation of $11.7 million at December 31, 1996. The unrealized gains and losses in the available-for-sale portfolio at the end of 1997 and 1996 were considered by management to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

  The fully taxable equivalent ("FTE") yield on the total securities portfolio was 6.84% for the year ended December 31, 1997, compared to 6.61% for the prior year. The improvement in FTE yield resulted from higher yields from U.S. Treasury, government and agency obligations and mortgage-backed securities. U.S. Treasury, government and agency obligations improved from 6.41% in 1996 to 6.65% in 1997 and mortgage-backed securities increased from 6.92% to 7.09%, while the FTE yield on state and municipal securities decreased from 8.98% last year to 8.75% in the current year.

  Management expects that BB&T's primary investment strategy during 1998 will be to selectively replace lower-yielding securities with other high-quality U.S. Government and Federal agency obligations having short and intermediate maturities. The Corporation's ALCO will continually evaluate such strategies in consideration of actual economic and balance sheet developments.

                                   TABLE 11

                                  SECURITIES

                                                     DECEMBER 31, 1997
                                              --------------------------------
                                              CARRYING VALUE AVERAGE YIELD (3)
                                              -------------- -----------------
                                                   (DOLLARS IN THOUSANDS)
U.S. Treasury, government and agency
 obligations(1)
  Within one year............................   $  765,224          6.11%
  One to five years..........................    3,532,273          6.77
  Five to ten years..........................      200,951          7.00
  After ten years............................    1,536,250          7.07
                                                ----------         -----
    Total....................................    6,034,698          6.77
                                                ----------         -----
States and political subdivisions
  Within one year............................       24,416          8.88
  One to five years..........................      119,889          8.86
  Five to ten years..........................       23,490          8.69
  After ten years............................        2,193         10.90
                                                ----------         -----
    Total....................................      169,988          8.87
                                                ----------         -----
Other securities
  Within one year............................          191          5.03
  One to five years..........................       20,347          6.79
  Five to ten years..........................          134          7.90
  After ten years............................          269          6.96
                                                ----------         -----
    Total....................................       20,941          6.78
                                                ----------         -----
Securities with no stated maturity...........      471,565          6.79
                                                ----------         -----
    Total securities(2)......................   $6,697,192          6.82%
                                                ==========         =====

--------
(1) Included in U.S. Treasury, government and agency obligations are mortgage-backed securities totaling $1.9 billion classified as available for sale and disclosed at estimated fair value. These securities are included in each of the categories based upon final stated maturity dates. The original contractual lives of these securities range from five to 30 years; however, the average expected duration is substantially shorter because of the monthly return of principal on certain securities.
(2) Includes securities held to maturity of $147.8 million carried at amortized cost and securities available for sale and trading securities carried at estimated fair values of $6.5 billion and $67.9 million, respectively.
(3) Taxable equivalent basis as applied to amortized cost.

LOANS AND LEASES

  Loans and leases, including loans held for sale, totaled $20.3 billion at the end of 1997, an increase of $2.5 billion, or 14.3%, from 1996. Average loans for the year ended December 31, 1997, increased $1.7 billion, or 10.1%, over the prior year. This growth rate includes the effects of a mortgage loan securitization program during 1996 and BB&T's divestiture of $232.3 million in loans associated with completing the UCB merger. Excluding the impact of the securitization program and the divestiture, average loans grew at a rate of 12.5% compared with 1996.

  The FTE yield on loans increased from 9.11% for the twelve months ended December 31, 1996, to 9.20% for 1997, created by higher yields on commercial and consumer loans, partially offset by lower mortgage loan rates.

  BB&T's lending strategy is to maintain a rate of internal growth, which, over the long run, approximates that of its markets in the Carolinas and Virginia. Management believes this effort will result in a rate of increase which will be sustainable and profitable. Average commercial loans, including leases, increased at a rate of 13.0% during 1997 and yielded 9.1%. Average consumer loans grew 7.9% over the course of the year and yielded 10.3%. Average mortgage loans, including the impact of securitizations, increased 6.7% during 1997, while yielding 7.9%. Excluding the impact of the securitizations, average mortgage loans increased 14.6%.

  BB&T concentrated efforts on expanding the leasing function throughout 1997. As a result average lease receivables grew $190.8 million, or 51.0%, during 1997. Municipal leasing, primarily tax-exempt leases with counties and municipalities, was stronger than in the prior year. The leasing function, which provides a quality stream of earnings, has developed numerous lease-based products and services that have been effectively marketed to existing BB&T customers and noncustomers.

ASSET QUALITY

  The credit quality of the loan and lease portfolio was affected during 1997 by strong internal loan growth and by purchase acquisitions. As reflected in Table 12--"Asset Quality," nonperforming assets were $122.7 million at year end, up $32.6 million, or 36.2%, from the prior year. As a percentage of total assets, nonperforming assets were .42% at December 31, 1997 compared to .35% at the end of 1996. As a percentage of loans plus foreclosed properties, nonperforming assets were .60% at December 31, 1997 compared to .51% at the end of 1996. The allowance for loan and lease losses as a percentage of loans and leases was 1.30% at both December 31, 1997 and 1996. Loans 90 days or more past due and still accruing interest increased during 1997 to a year-end balance of $47.0 million compared to a December 31, 1996 balance of $41.7 million.

  The asset quality ratios reflect nonperforming assets obtained through purchase acquisitions of Fidelity Financial on March 1, 1997 and Virginia First on December 1, 1997. These two acquisitions resulted in 61.1% of the increase in nonperforming assets at December 31, 1997. BB&T's merger with UCB on July 1, 1997 also affected credit quality ratios as BB&T applied more stringent credit quality standards to UCB's existing portfolio resulting in higher levels of nonperforming assets following the merger.

  Net charge-offs as a percentage of average loans and leases increased from .30% in 1996 to .39% in 1997, primarily as a result of the purchase acquisition activity discussed above, as well as efforts to aggressively charge off nonperforming assets and delinquent accounts at Regional Acceptance.

  Regional Acceptance BB&T's used automobile financing subsidiary in Greenville, North Carolina, was acquired on September 1, 1996. Because of current trends in the used automobile financing industry, Regional Acceptance has experienced higher-than-expected charge-offs during 1997. Regional Acceptance represented less than 1% of BB&T consolidated assets at December 31, 1997, but accounted for 24.5% of the Corporation's net charge-offs. Excluding the net charge-offs of Regional Acceptance and Prime Rate Premium Finance Corporation, Inc., BB&T's insurance premium financing subsidiary, BB&T had a net charge-off rate of .27% for 1997, .25% for 1996 and .20% for 1995.

  BB&T assigns risk grades to all commercial loans in the portfolio. This assignment of loans to one of ten categories is based upon the relative strength of the repayment source. All significant loans in the four highest risk grades are reviewed monthly for appropriateness of risk grade, accrual status and allowance.

  The following table reflects relevant asset quality information for BB&T for the most recent three years.

                                   TABLE 12

                                 ASSET QUALITY

                                                          DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
                                                     (DOLLARS IN THOUSANDS)
Nonaccrual loans and leases*....................... $ 88,389  $62,190  $68,634
Foreclosed property................................   34,343   27,945   18,886
                                                    --------  -------  -------
  Nonperforming assets............................. $122,732  $90,135  $87,520
                                                    ========  =======  =======
  Loans 90 days or more past due and still
   accruing........................................ $ 46,999  $41,742  $34,648
                                                    ========  =======  =======
Asset Quality Ratios
  Nonaccrual loans and leases as a percentage of
   loans and leases................................      .44%     .35%     .41%
  Nonperforming assets as a percentage of:
    Total assets...................................      .42      .35      .35
    Loans and leases plus foreclosed property......      .60      .51      .52
  Net charge-offs as a percentage of average loans
   and leases......................................      .39      .30      .23
  Allowance for losses as a percentage of loans and
   leases..........................................     1.30     1.30     1.30
  Ratio of allowance for losses to:
    Net charge-offs................................     3.59x    4.47x    5.72x
    Nonaccrual loans and leases....................     2.99     3.70     3.19

--------
Note: Items referring to loans and leases are net of unearned income, gross of the allowance and include loans held for sale.

* Includes $29.5 million of impaired loans at December 31, 1997 and $18.5 million of impaired loans at December 31, 1996. See Note D in the "Notes to Consolidated Financial Statements."

DEPOSITS AND OTHER BORROWINGS

  Management's primary objective for funding balance sheet activity is to provide adequate, stable and cost-effective sources of funds. Core deposits compose BB&T's primary funding source, despite trends in recent years away from traditional transaction and savings accounts by depositors. As depositors have sought greater returns for savings, growth rates for deposits have typically not kept pace with asset growth. BB&T's total deposits at December 31, 1997, compared to year-end 1996, increased $1.2 billion, or 6.4%, to $20.2 billion. The increase in end-of-period deposits was driven by a 23.6% increase in money rate savings accounts and a 7.8% increase in noninterest-bearing demand deposits. These growth rates include the impact of $505.8 million in deposits divested in conjunction with the UCB merger. Excluding the impact of this divestiture, total deposits would have increased 9.0%. On average, total deposits increased $733.4 million, or 3.9%. This increase was led by a 4.5% increase in noninterest-bearing demand deposits and a 19.8% increase in money rate savings accounts. These increases were offset somewhat by a 32.7% decrease in interest checking accounts. Other time deposits, BB&T's largest category of average deposits, increased less than 1% in 1997. This classification of deposits includes individual retirement accounts and certificates of deposit. Foreign deposits totaled $1.4 billion at December 31, 1997, a 117.0% increase from the prior year balance. The substantial increase in these deposits reflects a greater reliance on these deposits as a cost-effective alternative funding source.

  The average rates paid on interest-bearing deposits decreased slightly during 1997 to 4.39% from 4.41% in 1996. The decrease was led by lower rates paid on savings accounts, which decreased from 2.09% to 1.86% during the year. Also, the average cost of certificates of deposit and other time deposits decreased from 5.55% to 5.50%. These declines were offset somewhat by an increase in rates paid on money rate savings accounts from 2.81% to 3.04%.

  BB&T focused efforts during 1997 on restructuring the composition of deposits toward more cost-effective noninterest-bearing demand deposits and money rate savings accounts. Thrift acquisitions in prior years had resulted in a higher concentration of costly certificates of deposit than many of BB&T's peers, and the restructuring was intended to reduce that concentration and reduce the overall cost of deposits. As part of this strategy, BB&T began the special promotion of an "Investor Deposit Account," which is more flexible than traditional money rate savings accounts and less costly to BB&T than certificates of deposit. The success of this promotion is evident from the growth in money rate savings accounts discussed above.

  Management also uses various short-term borrowed funds to meet funding needs. Among these are Federal funds purchased, which composed 29.8% of total short-term borrowed funds and securities sold under repurchase agreements, which comprised 33.1% of short-term borrowed funds at year-end 1997. Management also utilizes master notes, U.S. Treasury tax and loan deposit notes, short-term bank notes and short-term Federal Home Loan Bank ("FHLB") advances to supplement funding needs. Average short-term borrowed funds increased $497.8 million, or 24.5%, during 1997. Total short-term borrowed funds at year-end 1997 increased $734.4 million, or 32.2%, compared to year-end 1996. The rates paid on average short-term borrowed funds increased from 5.26% in 1996 to 5.32% during 1997.

  Management also employs long-term debt for funding, and management significantly increased reliance on longer-term funding sources during 1997. BB&T's total long-term debt at December 31, 1997, increased $1.2 billion, or 59.8%, to $3.3 billion. On average, long-term debt increased $762.0 million, or 40.9%. BB&T's long-term debt consists primarily of FHLB advances, which composed 53.3% of total outstanding long-term debt at December 31, 1997, and medium-term bank notes, which composed 31.2% of the year-end balance. FHLB advances are the most cost-effective long-term funding source, and provides BB&T the flexibility to structure the debt to manage interest rate risk and liquidity. In an effort to diversify long-term funding sources, management developed various debt programs, including $2 billion in subordinated banknote programs. In June 1997, BB&T issued $250 million of subordinated notes due in 2007. The proceeds of this issuance are being used to repurchase shares of BB&T's common stock issued in connection with recent acquisitions. An additional $200 million of medium term bank notes were issued during 1997 for general funding purposes. The average rate paid on long-term debt during 1997 increased from 5.78% for 1996 to 5.82% for 1997.

  BB&T continually considers liquidity needs in evaluating funding sources. The ultimate goal is to maintain funding flexibility, which will allow BB&T to react rapidly to opportunities in the marketplace. Management will continue to focus on traditional core funding strategies during 1997, including targeting growth in noninterest-bearing deposits and money rate savings accounts. Also, because lower interest rates are currently available, management will likely pursue additional long-term funding during 1998.

                                   TABLE 13

             COMPOSITION OF AVERAGE DEPOSITS AND OTHER BORROWINGS

                                                                                        % CHANGE
                                                                                     ----------------
                                                                                     1997 V.  1996 V.
                               1997                 1996                 1995         1996     1995
                          ---------------  ----------------------------------------  -------  -------
                                           (DOLLARS IN THOUSANDS)
Savings and interest
 checking...............  $ 1,939,789   8% $     2,125,217      10% $ 2,326,185  11%  (8.7)%    (8.6)%
Money rate savings......    4,604,762  19        3,844,718      17    3,741,917  17   19.8       2.7
Other time deposits.....   10,222,656  42       10,174,310      45    9,340,595  42     .5       8.9
                          ----------- ---  --------------- -------  ----------- ---
Total interest-bearing
 deposits...............   16,767,207  69       16,144,245      72   15,408,697  70    3.9       4.8
Noninterest-bearing
 demand deposits........    2,543,546  10        2,433,123      11    2,282,567  10    4.5       6.6
                          ----------- ---  --------------- -------  ----------- ---
Total deposits..........   19,310,753  79       18,577,368      83   17,691,264  80    3.9       5.0
Short-term borrowed
 funds..................    2,527,128  10        2,029,293       9    3,184,338  14   24.5     (36.3)
Long-term debt..........    2,623,424  11        1,861,380       8    1,130,460   6   40.9      64.7
                          ----------- ---  --------------- -------  ----------- ---
Total deposits and other
 borrowings.............  $24,461,305 100% $    22,468,041     100% $22,006,062 100%   8.9%      2.1%
                          =========== ===  =============== =======  =========== ===   ====     =====

ANALYSIS OF RESULTS OF OPERATIONS

  Consolidated net income for 1997 totaled $359.9 million, which generated basic earnings per share of $2.65 and diluted earnings per share of $2.60. Net income for the prior year was $330.2 million and net income for 1995 was $227.3 million. Basic earnings per share were $2.42 in 1996 and $1.63 in 1995, while diluted earnings per share were $2.38 and $1.60, in 1996 and 1995, respectively.

  BB&T incurred significant nonrecurring expenses during 1997, 1996 and 1995 which are reflected in the earnings above. During the third and fourth quarters of 1997, BB&T recorded $115.3 million in pretax nonrecurring charges primarily associated with the merger and conversion of UCB. These charges included costs associated with the consolidation of branch offices and bank operating functions, reducing staffing levels, relocating staff, early retirement packages and other expenses. These expenses were partially offset by a $47.5 million premium on the divestiture of deposits required to comply with anti-trust regulations. Excluding the effects of these charges, BB&T's net income for 1997 would have been $408.6 million, or $2.96 per diluted share.

  During 1996, a one-time assessment by the Federal Deposit Insurance Corporation ("FDIC") was charged to all financial institutions with deposits insured by the Savings Association Insurance Fund ("SAIF"). The impact of BB&T's assessment was $33.8 million on a pre-tax basis. On an after-tax basis, the assessment totaled $21.8 million or $.16 per diluted share. Excluding the impact of the assessment, BB&T's net income for 1996 would have been $351.9 million, or $2.53 per diluted share.

  During 1995, BB&T incurred $108.0 million in pretax nonrecurring expenses related to the merger between Southern National Corporation and BB&T Financial Corporation and $19.8 million in securities losses resulting from a restructuring of the securities portfolio. These costs were offset somewhat by a $2.2 million gain on the sale of divested deposits made necessary by the merger. The net after-tax impact of these nonrecurring items and securities losses was to reduce net income by $82.4 million. Excluding the impact of these items, BB&T's net income for 1995 would have been $309.7 million, or $2.18 per diluted share.

  On a recurring basis, BB&T's net income for 1997 grew $56.7 million, or 16.1%, from 1996, while diluted earnings per share increased $.43, or 17.0%, from the prior year. For 1996, net income excluding nonrecurring items increased $42.2 million, or 13.6%, from 1995. Diluted earnings per share increased $.35, or 16.1%, compared to the previous year.

  Management utilizes return on average assets to measure the profitability of each dollar of assets and to compare BB&T's performance to peers. The returns on average assets produced by BB&T's earnings excluding the nonrecurring charges discussed above were 1.52% for 1997, 1.42% for 1996 and 1.28% for 1995. Another important measure of profitability is return on average common equity produced by recurring earnings. BB&T's returns on average common equity were 19.31%, 17.84% and 16.70%, for the years ended December 31, 1997, 1996 and 1995, respectively.

NET INTEREST INCOME

  Net interest income is BB&T's primary source of revenue. The amount of net interest income is influenced by a number of factors, including the volumes of interest-earning assets and interest-bearing liabilities and the interest rates earned on earning assets less the rates and paid to obtain the asset-generating funds. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income) and the cost of supporting funds is measured by the net spread. The accompanying table presents the dollar amount of changes in interest income and interest expense and distinguishes between the changes related to average outstanding balances of interest-earning assets and interest-bearing liabilities (volume) and the changes related to average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionately.

                                   TABLE 14

                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                              AVERAGE BALANCES             YIELD/RATE              INCOME / EXPENSE
                     ----------------------------------- ----------------  --------------------------------
                        1997        1996        1995     1997  1996  1995     1997        1996      1995
                     ----------- ----------- ----------- ----  ----  ----  ----------- ---------- ---------
                                                                             FULLY TAXABLE EQUIVALENT
                                                                              (DOLLARS IN THOUSANDS)
 ASSETS
 Securities (1):
 U.S. Treasury,
 government and
 other (5)........   $ 6,170,149 $ 5,843,116 $ 5,907,342 6.78% 6.53% 6.08% $   418,573 $  381,475 $ 359,182
 States and
 political
 subdivisions.....       171,975     204,164     235,365 8.75  8.98  9.00       15,046     18,333    21,173
                     ----------- ----------- ----------- ----  ----  ----  ----------- ---------- ---------
  Total securities
  (5).............     6,342,124   6,047,280   6,142,707 6.84  6.61  6.19      433,619    399,808   380,355
 Other earning
 assets (2).......        52,519      84,167     148,373 5.19  5.38  5.90        2,726      4,530     8,760
 Loans and leases,
 net of unearned
 income
 (1)(3)(4)(5).....    18,916,461  17,186,046  16,507,428 9.20  9.11  9.24    1,739,453  1,566,378 1,526,083
                     ----------- ----------- ----------- ----  ----  ----  ----------- ---------- ---------
  Total earning
  assets..........    25,311,104  23,317,493  22,798,508 8.60  8.45  8.40    2,175,798  1,970,716 1,915,198
                     ----------- ----------- ----------- ----  ----  ----  ----------- ---------- ---------
  Non-earning
  assets..........     1,622,386   1,452,609   1,427,507
                     ----------- ----------- -----------
  Total assets....   $26,933,490 $24,770,102 $24,226,015
                     =========== =========== ===========
 LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
 Interest-bearing
 deposits:
 Savings and
 interest-
 checking.........   $ 1,939,789 $ 2,125,217 $ 2,326,185 1.74  1.86  2.29       33,736     39,478    53,335
 Money rate
 savings..........     4,604,762   3,844,718   3,741,917 3.04  2.81  3.11      139,796    108,187   116,443
 Other time
 deposits.........    10,222,656  10,174,310   9,340,595 5.50  5.55  5.57      562,724    564,826   519,991
                     ----------- ----------- ----------- ----  ----  ----  ----------- ---------- ---------
  Total interest-
  bearing
  deposits........    16,767,207  16,144,245  15,408,697 4.39  4.41  4.48      736,256    712,491   689,769
 Short-term
 borrowed funds...     2,527,128   2,029,293   3,184,338 5.32  5.26  5.91      134,479    106,777   188,301
 Long-term debt...     2,623,424   1,861,380   1,130,460 5.82  5.78  6.26      152,680    107,602    70,769
                     ----------- ----------- ----------- ----  ----  ----  ----------- ---------- ---------
  Total interest-
  bearing
  liabilities.....    21,917,759  20,034,918  19,723,495 4.67  4.63  4.81    1,023,415    926,870   948,839
                     ----------- ----------- ----------- ----  ----  ----  ----------- ---------- ---------
  Noninterest-
  bearing demand
  deposits........     2,543,546   2,433,123   2,282,567
  Other
  liabilities.....       356,175     317,081     323,572
  Shareholders'
  equity..........     2,116,010   1,984,980   1,896,381
                     ----------- ----------- -----------
  Total
  liabilities and
  shareholders'
  equity..........   $26,933,490 $24,770,102 $24,226,015
                     =========== =========== ===========
 Average interest
 rate spread......                                       3.93  3.82  3.59
 Net yield on
 earning assets...                                       4.55% 4.48% 4.24% $ 1,152,383 $1,043,846 $ 966,359
                                                         ====  ====  ====  =========== ========== =========
 Taxable
 equivalent
 adjustment.......                                                         $    52,858 $   36,146 $  35,041
                                                                           =========== ========== =========
                            1997 V. 1996                  1996 V. 1995
                     ----------------------------- ----------------------------
                                  CHANGE DUE TO                CHANGE DUE TO
                      INCREASE   -----------------  INCREASE  -----------------
                     (DECREASE)   RATE    VOLUME   (DECREASE)  RATE    VOLUME
                     ----------- -------- -------- ---------- -------- --------
 ASSETS
 Securities (1):
 U.S. Treasury,
 government and
 other (5)........   $  37,098   $15,256  $21,842   $22,293   $26,235  $(3,942)
 States and
 political
 subdivisions.....      (3,287)     (460)  (2,827)   (2,840)      (38)  (2,802)
                     ----------- -------- -------- ---------- -------- --------
  Total securities
  (5).............      33,811    14,796   19,015    19,453    26,197   (6,744)
 Other earning
 assets (2).......      (1,804)     (156)  (1,648)   (4,230)     (717)  (3,513)
 Loans and leases,
 net of unearned
 income
 (1)(3)(4)(5).....     173,075    14,070  159,005    40,295   (21,783)  62,078
                     ----------- -------- -------- ---------- -------- --------
  Total earning
  assets..........     205,082    28,710  176,372    55,518     3,697   51,821
                     ----------- -------- -------- ---------- -------- --------
  Non-earning
  assets..........
  Total assets....
 LIABILITIES AND
 SHAREHOLDERS'
 EQUITY
 Interest-bearing
 deposits:
 Savings and
 interest-
 checking.........      (5,742)   (2,424)  (3,318)  (13,857)   (9,523)  (4,334)
 Money rate
 savings..........      31,609     9,016   22,593    (8,256)  (11,387)   3,131
 Other time
 deposits.........      (2,102)   (4,778)   2,676    44,835    (1,453)  46,288
                     ----------- -------- -------- ---------- -------- --------
  Total interest-
  bearing
  deposits........      23,765     1,814   21,951    22,722   (22,363)  45,085
 Short-term
 borrowed funds...      27,702     1,223   26,479   (81,524)  (18,995) (62,529)
 Long-term debt...      45,078       733   44,345    36,833    (5,791)  42,624
                     ----------- -------- -------- ---------- -------- --------
  Total interest-
  bearing
  liabilities.....      96,545     3,770   92,775   (21,969)  (47,149)  25,180
                     ----------- -------- -------- ---------- -------- --------
  Noninterest-
  bearing demand
  deposits........
  Other
  liabilities.....
  Shareholders'
  equity..........
  Total
  liabilities and
  shareholders'
  equity..........
 Average interest
 rate spread......
 Net yield on
 earning assets...   $ 108,537   $24,940  $83,597   $77,487   $50,846  $26,641
                     =========== ======== ======== ========== ======== ========
 Taxable
 equivalent
 adjustment.......

----
(1) Yields related to securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5) Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.

  For 1997, net interest income on an FTE basis totaled $1.2 billion, compared with $1.0 billion in 1996 and $966.4 million in 1995. During 1997, there was increased interest income from investment securities, up $33.8 million, and from loans, up $173.1 million. During the same period, higher interest rates and higher volumes resulted in an increase of $96.5 million in total interest expense.

  The taxable equivalent net yield on average earning assets is the primary measure used in evaluating the effectiveness of the management of earning assets and funding liabilities. The net yield on average earning assets was 4.55% in 1997, 4.48% in 1996 and 4.24% in 1995. The increase in margin during 1997 reflects management's emphasis on generating higher-yielding commercial and consumer loans while pursuing a more cost-effective deposit mix. The yield on total earning assets increased 15 basis points, driven by the mix of volumes and rates earned on loans and both higher rates earned and higher volumes of securities. Also, management's use of more cost-effective funding strategies, utilizing more FHLB advances and other longer-term debt, rather than short-term borrowed funds, contributed to the improved margin. The cost of total interest-bearing liabilities increased only 4 basis points compared to 1996.

  The net interest margin peaked at 4.62% during the second quarter of 1997. The fourth quarter net interest margin was 4.49%, 13 basis points lower than the second quarter net yield and 6 basis points less than the net yield for the year. The decrease in the margin resulted from a common stock repurchase program executed in connection with acquisitions during 1997, which resulted in an 8 basis point drop in the margin and the divestiture of loans and deposits associated with the UCB merger, which generated the remaining 5 basis point decrease.

PROVISION FOR LOAN AND LEASE LOSSES

  A provision for loan and lease losses is charged against earnings in order to maintain the allowance for loan and lease losses at a level that reflects management's evaluation of the risk inherent in the loan portfolio. The amount of the provision is based on continuing assessments of problem loans, analytical reviews of loan loss experience in relation to outstanding loans, management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. The provision recorded by BB&T in 1997 was $89.9 million, compared with $62.5 million in 1996 and $41.9 million in 1995.

  The increase in the provision for loan and lease losses was influenced by two factors: higher net charge-offs during the year and continued growth in loans. Net charge-offs were somewhat higher during 1997 than in 1996 principally because charge-offs at Regional Acceptance and charge-offs of loans acquired through acquisitions accounted for under the purchase method of accounting. At December 31, 1997 and 1996, the allowance was 1.30% of loans and leases outstanding and was at 2.99 times total nonaccrual loans and leases at year-end 1997, down from 3.70 times in 1996.

  The allowance for loan and lease losses is evaluated for adequacy on a quarterly basis. Specific allowances are allocated to identified problem commercial loans of $1 million or more, while all other commercial loans are segregated into one of ten risk categories according to the relative strength of the borrower and the repayment sources. Allowance allocations are then determined by multiplying outstandings in each risk category by factors based on historical loss experience. Allowance allocations are derived for consumer loans based on product type, such as mortgage, retail, bankcard, etc. Allocations are determined by applying historical loss ratios to estimated outstandings, with adjustments made for current and anticipated business conditions. This approach, which relates the allowance to problem loans, is employed because changes in problem loans--both the level relative to outstandings and the mix by risk category--are leading indicators of changes in the risk inherent in the portfolio.

NONINTEREST INCOME

  Noninterest income includes service charges on deposit accounts, trust revenues, mortgage banking income, insurance commissions, gains and losses on securities transactions and other commissions and fees derived from banking and bank-related activities.

  Noninterest income for 1997 totaled $474.9 million, compared with $353.5 million in 1996 and $271.7 million in 1995. The $121.4 million increase during 1997 resulted from growth in all areas of fee-based income combined with gains on the divestiture of deposits associated with the UCB merger totaling $47.5 million. Excluding the gain on the divestiture of deposits, noninterest income would have increased $73.9 million, or 20.9%, during 1997.

  The percentage of total revenues, (calculated as net interest income FTE plus noninterest income excluding securities gains or losses), derived from noninterest (fee-based) income for 1997 was 26.9%, up from 25.1% in 1996 and 23.1% during 1995.

  Service charges on deposit accounts represent the largest single source of noninterest revenue. Such revenues totaled $148.1 million in 1997, an increase of $15.9 million, or 12.0%, from the 1996 earnings. Service charges during 1996 totaled $132.2 million, which was a 16.3% increase compared with the prior year. The primary factor contributing to the significant growth in service charges on deposit accounts during 1997 and 1996 was a change in the fee structure implemented during the first quarter of both years. Deposit services are typically repriced annually to reflect current costs and competitive factors.

  Mortgage banking income (which includes servicing fees and profits and losses from the origination and sale of loans) increased $12.6 million, or 31.6%, to a total of $52.4 million for 1997. Mortgage banking income totaled $39.8 million in 1996 and $31.2 million in 1995. The primary components of the 1997 increase were servicing fees on loans sold, which increased $2.1 million, and net gains on sales of mortgage loans, which totaled $16.0 million, an increase of $5.2 million from 1996.

  Agency insurance commissions, which are composed of commissions generated through BB&T's agency network, increased $12.9 million, or 48.0%, in 1997 to a total of $39.8 million. Agency insurance commissions totaled $26.9 million in 1996 and $19.3 million in 1995. BB&T currently operates the largest independent insurance agency network in the Carolinas, which produced total premium volume during 1997 of $325 million. During 1996 and 1997, BB&T acquired five insurance agencies in North and South Carolina. These acquisitions, accounted for under the purchase method, resulted in a significant portion of the increase in agency insurance commissions during the past two years. Expansion into additional products during the year also generated higher fee income. The product line of the agency has been expanded to include group health insurance, title insurance and surety bonds.

  Other insurance commissions, which include credit-related products offered through the banking network, totaled $13.2 million in 1997, $12.8 million in 1996 and $12.4 million in 1995.

  Revenue from corporate and personal trust services totaled $32.0 million in 1997. This was an increase of $3.2 million, or 11.0% over income of $28.8 million in 1996, which was an increase of $4.9 million, or 20.6%, over the $23.9 million earned in 1995. Managed assets totaled $8.4 billion at the end of 1997. BB&T is the manager of the nation's largest government 401(k) plan with assets in excess of $1.5 billion. BB&T also offers its own family of mutual funds and manages fourteen mutual funds with total assets of approximately $1.5 billion. These funds provide investment alternatives both for trust clients and for other customers. The broker / dealer subsidiaries are the principal marketing agents of BB&T's proprietary mutual funds.

  Other nondeposit fees and commissions, which includes bankcard fees and brokerage commissions, increased by $26.4 million to a level of $109.2 million in 1997 compared with $82.8 million for 1996. During 1996, other nondeposit fees and commissions, including bankcard fees, increased 25.2% from the 1995 income of $66.1 million. Major sources of nondeposit fees and commissions generating the increases include merchant discounts and other bankcard income, up $6.6 million, or 18.4%, from the 1996 balance; brokerage commissions, which increased $2.8 million during 1997 to $19.9 million; ATM and point of sale fees, which totaled $17.2 million and increased $5.2 million, or 43.5%, during the year. At December 31, 1997, BB&T had

659 ATMs, with 415 located in branches and the remaining 244 at non-branch locations. As part of BB&T's strategy to increase fee income, the number of ATMs at non-branch sites were significantly increased during 1997. The purchases of Craigie, a registered broker/dealer with trading and investment banking operations, and Phillips Factors, a factoring company, accounted for $5.7 million in nondeposit fees and commissions during 1997.

  Other income increased $50.9 million in 1997 primarily because of a $47.5 million premium realized from the divestiture of deposits required by bank regulators as a condition for their approval of BB&T's merger with UCB. Excluding the impact of the deposit premium other income would have increased $3.4 million, or 12.7%, primarily because of the purchase acquisitions discussed above. Other income in 1996 totaled $27.1 million, up from the 1995 balance of $23.7 million.

  The ability to generate significant additional amounts of noninterest revenues in the future will be a requisite to the ultimate success of BB&T. Through its subsidiaries, BB&T will continue to focus on mortgage banking, trust, insurance, investment and brokerage activities, as well as growing other fee-related products and services. BB&T will also continue to explore strategic acquisitions of insurance agencies and other nonbank entities to improve noninterest income.

  The following table provides a breakdown of BB&T's noninterest income:

                                   TABLE 15

                              NONINTEREST INCOME

                                     YEARS ENDED DECEMBER 31,      % CHANGE
                                    --------------------------  ---------------
                                                                1997 V. 1996 V.
                                      1997     1996     1995     1996    1995
                                    -------- -------- --------  ------- -------
                                      (DOLLARS IN THOUSANDS)
Service charges on deposits.......  $148,059 $132,180 $113,664    12.0%  16.3%
Mortgage banking income...........    52,429   39,845   31,218    31.6   27.6
Trust income......................    31,957   28,794   23,872    11.0   20.6
Agency insurance commissions......    39,759   26,859   19,306    48.0   39.1
Other insurance commissions.......    13,164   12,822   12,384     2.7    3.5
Securities gains (losses), net....     2,276    3,090  (18,589)  (26.3)    NM
Bankcard fees and merchant
 discounts........................    42,292   35,729   30,990    18.4   15.3
Investment brokerage commissions..    19,908   17,069   10,103    16.6   68.9
Other bank service fees and
 commissions......................    43,318   26,752   22,125    61.9   20.9
International income..............     3,685    3,206    2,895    14.9   10.7
Amortization of negative
 goodwill.........................     6,180    6,238    6,239     (.9)   --
Other noninterest income..........    71,887   20,884   17,503   244.2   19.3
                                    -------- -------- --------   -----   ----
  Total noninterest income........  $474,914 $353,468 $271,710    34.4%  30.1%
                                    ======== ======== ========   =====   ====

--------
NM--not meaningful.

NONINTEREST EXPENSE

  Noninterest expense for 1997 totaled $937.2 million, an increase of $128.6 million, or 15.9%, compared to 1996. Noninterest expense totaled $808.6 million in 1996 and $820.7 million in 1995. Certain material, nonrecurring items affecting noninterest expense were recorded during 1997, 1996 and 1995. BB&T recorded $115.3 million in pretax charges during 1997 primarily associated with the merger with UCB. In 1996, BB&T incurred a special, one-time SAIF assessment totaling approximately $33.8 million on a pretax basis. During 1995, BB&T incurred $107.5 million of nonrecurring costs related to the merger of Southern National Corporation and BB&T Financial Corporation. Excluding the impact of the nonrecurring items from both 1997 and 1996, noninterest expense would have increased $47.1 million, or 6.1%. The five-year compound rate of growth in noninterest expense on a recurring basis has been 5.6%.

  The control of noninterest expenses is a management priority. The primary measure of noninterest expense management is the efficiency ratio. For 1997, BB&T's efficiency ratio, which excludes nonrecurring costs and other nonoperating items, was 51.9%, placing BB&T in the top 15% of the top 50 banks in the country. The 1997 ratio showed improvement from the 1996 ratio of 55.4% and the 1995 ratio of 56.5%.

  Total personnel expense, the largest component of noninterest expense, increased $46.8 million, or 12.1%, in 1997 to a balance of $433.8 million. Personnel expense totaled $387.1 million for 1996 and $424.3 million in 1995. Total personnel expense includes salaries and wages, as well as pension and other employee benefits. The increase during 1997 reflects $25.5 million of nonrecurring costs associated with the UCB merger. These costs included severance pay, termination of employment contracts, early retirement packages and other related benefits. Excluding these nonrecurring charges, total personnel expense would have increased $21.3 million, or 5.5%, to $408.3 million. The increase in recurring personnel costs reflects higher incentive-related compensation and normal annual adjustments.

  Premiums paid to the FDIC for deposit insurance decreased significantly to a balance of $4.7 million, compared to $44.0 million in 1996 and $26.9 million in 1995. As discussed above, BB&T recorded $33.8 million of Federal deposit insurance expense during 1996 associated with a special assessment to recapitalize the SAIF. Excluding this assessment, FDIC expense decreased $5.5 million in 1997 compared to 1996. In 1995, the FDIC reduced the rates paid from $.23 per $100 to $.04 per $100 on deposits insured by the Bank Insurance Fund and on January 1, 1997, the FDIC eliminated the deposit insurance premium. This rate decrease resulted in significant savings on deposit insurance premiums.

  Net occupancy and equipment expense totaled $154.7 million in 1997. This represented an increase of $32.6 million, or 26.7%, over the expense of $122.1 million incurred in 1996. Net occupancy and equipment expense totaled $126.2 million in 1995. The 1997 increase in expenses includes the impact of $20.9 million of nonrecurring charges in 1997 relating to branch closings and the consolidation of bank operations and systems associated with the UCB merger. Net occupancy and equipment expense, excluding nonrecurring charges, totaled $133.8 million for 1997, an increase of $11.7 million, or 9.6%, compared to 1996. Depreciation, maintenance and rent expenses associated with data processing equipment purchased in connection with implementing the merger and related to new technology initiatives were the major components of the increase. Management has closed or consolidated more than 200 branches in the past three years. These actions have assisted in controlling occupancy and equipment expense while providing a high level of service to BB&T's customers.

  All other expense increased $88.6 million from 1996 to 1997, primarily because of $68.9 million in nonrecurring costs recorded principally in connection with the UCB merger. These expenses included losses on disposals of fixed assets, operational charge-offs, branch and departmental supplies, donations, legal fees, accounting fees, printing costs, regulatory filing fees and other professional services. Excluding the impact of these charges, other noninterest expenses would have increased $19.7 million, or 7.7%. This increase was driven by higher advertising and marketing expenditures associated with an ongoing effort to increase BB&T's brand identity, increased amortization of intangibles because of significant purchase acquisitions recorded in 1997 and an increase in professional fees resulting from the use of outside consulting firms to analyze strategies to maximize noninterest income, to assess customer and product profitability, to implement plans for a major branch automation project and to assist in the upgrade of BB&T's systems to make them Year 2000 compliant.

YEAR 2000 COMPLIANCE

  The Year 2000 Issue is pervasive and presents both technical and business risks affecting most, if not all, of BB&T's business activities. The "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 approaches. These problems generally arise because most of the world's computer hardware and software has historically used only two digits to identify the applicable year. Any of BB&T's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. If not corrected, this could result in system errors or failures causing disruptions of normal business operations.

  BB&T began planning its Year 2000 remediation strategy in 1996 and has formed a project committee that meets regularly to review the progress of these efforts. Based on the assessments of this committee, BB&T has determined that it will be required to modify or replace significant portions of its information technology platform and other systems so that they will properly utilize data as the Year 2000 approaches and is reached. Management presently believes that with modifications to existing systems and conversions to new systems, the effects of the Year 2000 Issue will be corrected. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of BB&T, which in turn could have a materially adverse effect on BB&T's results of operations and financial condition.

  BB&T has initiated formal communications with all of its significant suppliers and has developed a communications plan for its large customers to determine the extent to which BB&T is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, there can be no guarantee that the systems of other organizations on which BB&T's systems rely, or BB&T's operations depend, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with BB&T's systems, would not have a materially adverse effect on BB&T.

  BB&T plans to utilize both internal and external resources to reprogram or replace, and to test all software and other components of its systems for Year 2000 modifications. BB&T has targeted a completion date of December 31, 1998 for Year 2000 project work on critical business applications. System applications have been scheduled for modification based on a risk-adjusted priority to ensure that critical programs are adequately completed in time to allow for extended testing. The projected remaining cost of the Year 2000 project is currently estimated at $26 million and is being funded through operating cash flows. As of December 31, 1997, approximately $3 million had been spent on the assessment of and preliminary efforts in connection with the Year 2000 project and the development of the remediation plan.

  The costs of the project and the date on which BB&T plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the inability to control third party modification plans, and similar uncertainties.

  The following table presents a breakdown of BB&T's noninterest expenses:

                                   TABLE 16

                              NONINTEREST EXPENSE

                                     YEARS ENDED DECEMBER 31,     % CHANGE
                                    -------------------------- ---------------
                                                               1997 V. 1996 V.
                                      1997     1996     1995    1996    1995
                                    -------- -------- -------- ------- -------
                                      (DOLLARS IN THOUSANDS)
Salaries and wages................  $355,562 $313,585 $349,539   13.4%  (10.3)%
Pension and other employee
 benefits.........................    78,253   73,465   74,764    6.5    (1.7)
Net occupancy expense on bank
 premises.........................    73,273   56,491   59,446   29.7    (5.0)
Furniture and equipment expense...    81,381   65,598   66,743   24.1    (1.7)
Federal deposit insurance
 premiums.........................     4,717   44,047   26,859  (89.3)   64.0
Foreclosed property expense.......     2,859    2,470    3,704   15.7   (33.3)
Amortization of intangibles and
 mortgage servicing rights........    26,175   14,534   12,305   80.1    18.1
Software..........................    14,219   11,074   12,479   28.4   (11.3)
Telephone.........................    18,053   15,788   14,978   14.3     5.4
Donations.........................     6,570    5,760    7,686   14.1   (25.1)
Advertising and public relations..    25,860   23,716   16,004    9.0    48.2
Travel and transportation.........     8,609    7,332    7,156   17.4     2.5
Professional services.............    43,051   25,609   23,894   68.1     7.2
Supplies..........................    15,123   14,196   20,326    6.5   (30.2)
Loan and lease expense............    40,951   32,090   24,844   27.6    29.2
Deposit related expense...........    16,652   14,165   12,780   17.6    10.8
Other noninterest expenses........   125,842   88,630   87,211   42.0     1.6
                                    -------- -------- --------  -----   -----
  Total noninterest expense.......  $937,150 $808,550 $820,718   15.9%   (1.5)%
                                    ======== ======== ========  =====   =====

PROVISION FOR INCOME TAXES

  BB&T's provision for income taxes during 1997 was $187.5 million, a 17.2% increase over the provision recorded in 1996. The provision for income taxes in 1995 totaled $113.1 million. Excluding the impact of the nonrecurring charges associated with the UCB merger, BB&T's tax provision would have been $19.2 million greater, or $206.7 million. Based on recurring earnings, BB&T's effective tax rates for the years ended December 31, 1997, 1996 and 1995 were 33.6%, 32.8% and 34.2%, respectively.

MARKET RISK MANAGEMENT

  The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, BB&T's primary market risk exposure is interest rate risk. A prime objective in interest rate risk management is the avoidance of wide fluctuations in net interest income through balancing the impact of changes in interest rates on interest-sensitive assets and interest-sensitive liabilities. Management uses balance sheet repositioning as an efficient and cost-effective means of managing interest rate risk. This is accomplished through strategic pricing of asset and liability accounts. The expected result of strategic pricing is the development of appropriate maturity and repricing opportunities in those accounts to produce consistent net income during adverse interest rate environments. The ALCO monitors loan, investment and liability portfolios to ensure comprehensive balance sheet management of interest rate risk. These portfolios are analyzed for proper fixed-rate and variable-rate "mixes" given a specific interest rate outlook.

  Asset/liability management activities are designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricings and interest rate sensitivities of earning assets, deposits and borrowed funds. It is the responsibility of the ALCO to determine and achieve the most appropriate mix of earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital. The ALCO also sets policy guidelines and establishes long-term strategies with respect to interest rate exposure and liquidity. The ALCO meets regularly to review BB&T's interest rate and liquidity risk exposures in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity of fluctuations in interest rates is within acceptable standards.

  BB&T also uses off-balance sheet financial instruments to manage interest rate sensitivity and net interest income. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, financial forward and futures contracts and options written and purchased. Management accounts for these financial instruments as hedges when the following conditions are met: (1) the specific assets, liabilities, firm commitments or anticipated transactions (or an identifiable group of essentially similar items) to be hedged expose BB&T to interest rate risk or price risk; (2) the financial instrument reduces that exposure; (3) the financial instrument is designated as a hedge at inception; and (4) at the inception of the hedge and throughout the hedge period, there is a high correlation of changes in the fair value or the net interest income associated with the financial instrument and the hedged items. BB&T does not utilize derivatives for trading purposes.

  Derivatives contracts are written in amounts referred to as notional amounts. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating payments between the counterparties. On December 31, 1997, BB&T had outstanding interest rate swaps, caps and floors with notional amounts totaling $2.4 billion. The estimated fair value of open contracts used for risk management purposes at December 31, 1997, reflected pretax net unrealized gains of $25.6 million.

  BB&T uses these derivatives as synthetic instruments to hedge specified assets or groups of assets, liabilities or groups of liabilities, forward commitments and anticipated transactions. BB&T's derivatives are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and floating rate notes. These hedges contributed net interest income of $1.1 million in 1997, compared with net interest expense of $154,200 in 1996 and net interest expense of $10.3 million in 1995.

  BB&T utilizes written covered over-the-counter call options on specific securities in the available-for-sale securities portfolio in order to enhance returns. BB&T also utilizes over-the-counter purchased put options and written call options in its mortgage banking activities. Purchased put options are used to hedge the mortgage pipeline against increasing interest rates. Written call options are used to reduce the premiums paid for purchased put options thereby reducing the cost of the hedge.

  A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivatives contracts to which BB&T is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit exposure to which BB&T is exposed at any time is immaterial. Further, BB&T has netting agreements with the dealers with which it does business. Because of these netting agreements, BB&T had a minimal amount of off-balance sheet credit exposure at December 31, 1997.

  SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments" requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. See Note Q. "Derivatives and Off-Balance Sheet Financial Instruments" for the required quantitative disclosures.

  BB&T's interest rate sensitivity is illustrated in the following interest rate sensitivity gap table. The table reflects rate-sensitive positions at December 31, 1997, and is not necessarily reflective of positions throughout each year. The carrying amounts of interest-rate-sensitive assets and liabilities and the notional amounts of swaps and other derivative financial instruments are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are included in the table based on estimated rather than contractual maturity dates.

                                   TABLE 17

                    INTEREST RATE SENSITIVITY GAP ANALYSIS
                               DECEMBER 31, 1997

                                       EXPECTED REPRICING OR MATURITY DATE
                          -----------------------------------------------------------------
                             WITHIN        ONE TO      THREE TO    AFTER FIVE
                            ONE YEAR    THREE YEARS   FIVE YEARS      YEARS        TOTAL
                          ------------  ------------  -----------  -----------  -----------
                                             (DOLLARS IN THOUSANDS)
Assets
  Securities and other
   interest-earning
   assets*..............  $  1,367,711  $  2,198,828  $ 2,163,861  $   919,805  $ 6,650,205
  Federal funds sold and
   securities purchased
   under resale
   agreements or similar
   arrangements.........       103,245           --           --           --       103,245
  Loans and leases......    13,056,586     4,404,949    2,033,054      795,366   20,289,955
                          ------------  ------------  -----------  -----------  -----------
Total interest-earning
 assets.................    14,527,542     6,603,777    4,196,915    1,715,171   27,043,405
                          ------------  ------------  -----------  -----------  -----------
Liabilities
  Other time deposits...     7,294,535     1,695,552      208,765       12,717    9,211,569
  Foreign deposits......     1,385,633           --           --           --     1,385,633
  Savings and interest
   checking**...........           --        976,728      325,576      325,576    1,627,880
  Money rate savings**..     2,578,160     2,578,159          --           --     5,156,319
  Federal funds
   purchased and
   securities sold under
   repurchase agreements
   or similar
   arrangements.........     1,895,673           --           --           --     1,895,673
  Other borrowings......     2,986,901       370,824      681,630      363,107    4,402,462
                          ------------  ------------  -----------  -----------  -----------
Total interest-bearing
 liabilities............    16,140,902     5,621,263    1,215,971      701,400   23,679,536
                          ------------  ------------  -----------  -----------  -----------
Asset-liability gap.....    (1,613,360)      982,514    2,980,944    1,013,771
                          ------------  ------------  -----------  -----------
Derivative financial
 instruments affecting
 interest rate
 sensitivity
  Pay fixed interest
   rate swaps...........       247,943      (220,726)     (19,417)      (7,800)
  Receive fixed interest
   rate swaps...........    (1,025,000)      525,000          --       500,000
  Caps and floors.......      (665,000)      605,000          --        60,000
                          ------------  ------------  -----------  -----------
Interest rate
 sensitivity gap........  $ (3,055,417) $  1,891,788  $ 2,961,527  $ 1,565,971
                          ============  ============  ===========  ===========
Cumulative interest rate
 sensitivity gap........  $ (3,055,417) $ (1,163,629) $ 1,797,898  $ 3,363,869
                          ============  ============  ===========  ===========

--------
 * Securities based on amortized cost.
** Projected runoff of deposits that do not have contractual maturity dates was computed based upon decay rate assumptions developed by bank regulators to assist banks in addressing FDIC Improvement Act rule 305.

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

  Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the sensitivity of earnings to changes in interest rates. Simulation Analysis takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T's interest sensitivity by means of a computer model that incorporates current volumes and rates, maturity streams, repricing opportunities and anticipated growth. The model calculates an earnings estimate based on current and projected portfolio balances and rates. This level of detail is needed to correctly simulate the effect that changes in interest rates and portfolio balances will have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap.

  The asset/liability management process involves various analyses. Management determines the most likely outlook for the economy and interest rates by analyzing environmental factors including regulatory changes, monetary and fiscal policies and the overall state of the economy. BB&T's current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are all considered, given the current environmental situation. This data is combined with various interest rate scenarios to provide management with information necessary to analyze interest sensitivity and to aid in the development of strategies to reach performance goals.

  The following table represents the interest sensitivity position of BB&T as of December 31, 1997. This position can be modified by management within a relatively short time period if necessary through the use of various techniques, including securitizing assets, changing funding and investment strategies and utilizing derivative financial instruments. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets; cash flows and maturities of derivative financial instruments; changes in market condition, loan volumes and pricing; deposit sensitivity; customer preferences; and capital plans. This tabular data does not reflect the impact of a change in the credit quality of BB&T's assets and liabilities. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances, maturities and repricing opportunities of assets and liabilities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.
                                   TABLE 18


                   INTEREST SENSITIVITY SIMULATION ANALYSIS

                                                                                    ANNUALIZED
                                                                                   HYPOTHETICAL
                 INTEREST RATE SCENARIO                                             PERCENTAGE
             ---------------------------------                                      CHANGE IN
             PRIME                                                                 NET INTEREST
              RATE                     LINEAR                                         INCOME
             ------                    ------                                      ------------
             +3.00%                    11.50%                                         -2.34%
             +1.50                     10.00                                          -1.88
             Flat                       8.50                                           -.20
             -1.50                      7.00                                            .46
             -3.00                      5.50                                            .60

  Management has established parameters for asset/liability management which prescribe a maximum effect on net interest income of 3% for a 150 basis point parallel change in interest rates over six months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. Based on the results of the simulation model as of December 31, 1997, BB&T would expect an increase in net interest income of $6.0 million and a decrease in net interest income of $24.5 million compared to the most likely interest rate scenario if interest rates gradually decrease or increase, respectively, from current rates by 150 basis points over a 12-month period.

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

  Traditional sources of liquidity include proceeds from maturity of securities, repayment of loans and growth in core deposits. Federal funds purchased, repurchase agreements, FHLB advances and other short-term borrowed funds, as well as certain long-term debt instruments, supplement these traditional sources. Management believes liquidity obtainable from these sources is adequate to meet current requirements.

  Total cash and cash equivalents increased to $969.9 million at December 31, 1997 compared to $927.3 million in 1996 and $934.1 million in 1995. Net cash provided by operating activities for the year was $262.3 million, compared to $388.7 million in 1996 and $289.2 million in 1995. The decrease in cash provided by operating activities during 1997 was primarily the result of more purchases and originations of loans held for sale than in the prior year and a net increase in securities held for trading purposes.

  Net cash flows used in investing activities were $1.7 billion in 1997 compared to $1.1 billion in 1996. Cash used in investing activities during 1995 was $1.1 billion. The primary factors creating the current year increase in cash flows used in investing activities were a $603.3 million increase in cash purchases of securities available for sale, and a reduction of $540.6 million in cash proceeds from sales and maturities of securities available for sale.

  Cash flows provided by financing activities were $1.5 billion in 1997 compared to $722.8 million in 1996 and $812.7 million in 1995. The substantial increase in cash flows provided during 1997 resulted from increases in short-term borrowed funds and long-term debt.

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

  Shareholders' equity grew 8.0% in 1997 as a result of the retention of earnings. The growth in total shareholders' equity during the year reflects current year earnings, reduced by resources used for the redemption of 6.9 million shares of common stock, primarily in conjunction with purchase business combinations, and the declaration of $164.0 million in common dividends.

  The provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," require securities classified as available for sale to be carried at estimated fair value with net unrealized appreciation or depreciation recorded as an adjustment to shareholders' equity. At the end of 1997, BB&T had recorded cumulative net unrealized appreciation of $44.9 million, net of deferred income tax.

                                   TABLE 19

                        CAPITAL--COMPONENTS AND RATIOS

                                                            DECEMBER 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
   Tier 1 capital..................................... $ 1,979,462  $ 1,997,194
   Tier 2 capital.....................................     744,831      464,628
                                                       -----------  -----------
   Total regulatory capital........................... $ 2,724,293  $ 2,461,822
                                                       ===========  ===========
   Risk-based capital ratios:
     Tier 1 capital...................................         9.9%        11.5%
     Total regulatory capital.........................        13.7         14.2
   Tier 1 leverage ratio..............................         7.2          7.9

  Management views the leverage ratio, calculated by dividing tangible equity capital by tangible assets, as the principal indicator of capital strength. The minimum regulatory required leverage ratio ranges from 3% to 5% subject to Federal bank regulatory agency evaluation of an organization's overall safety and soundness. The leverage ratio for BB&T was 7.2% at the end of 1997 and 7.9% at the end of 1996. The decreases in risk-based capital ratios and the leverage ratio reflect efforts to actively manage BB&T's capital position primarily through share repurchase programs.

  Bank holding companies and their subsidiaries are also subject to risk-based capital measures. The risk-based capital ratios measure the relationship of capital to a combination of balance sheet and off-balance sheet risk. The values of both balance sheet and off-balance sheet items are adjusted to reflect these risks. Tier 1 capital is required to be at least 4% of risk-weighted assets, and total capital must be at least 8% of risk-weighted assets. The Tier 1 capital ratio for BB&T at the end of 1997 was 9.9%, and the total capital ratio was 13.7%. At the end of 1996, those ratios were 11.5% and 14.2%, respectively.

COMMON STOCK AND DIVIDENDS

  BB&T's ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. BB&T's ability to replenish liquid assets available for distribution is primarily dependent on the ability of the banking subsidiaries to pay dividends to BB&T. Historically, BB&T's payment of cash dividends has been based on management's goal to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to shareholders. BB&T's common dividend payout ratio, computed by dividing dividends per common share by earnings per common share, was 43.8% in 1997. Excluding the impact of the nonrecurring merger-related charges, the dividend payout ratio would have been 38.5%. BB&T's quarterly cash dividend per common share was increased 14.8% to $.31 per common share in the third quarter of 1997. This increase marked the 25th consecutive year that cash dividends have been increased. A discussion of dividend restrictions is included in Note N-- "Regulatory Requirements and Other Restrictions."

  BB&T's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BBK." BB&T's common stock was held by 67,656 shareholders of record at December 31, 1997. The accompanying table, "Quarterly Common Stock Summary," sets forth the high, low and last sales prices for the common stock as reported on the NYSE Composite Tape and the cash dividends paid per share of common stock paid for each of the last eight quarters.

                                   TABLE 20
                        QUARTERLY COMMON STOCK SUMMARY

                               1997                           1996
                  ------------------------------ ------------------------------
                      SALES PRICES       CASH        SALES PRICES       CASH
                  -------------------- DIVIDENDS -------------------- DIVIDENDS
                   HIGH   LOW    LAST    PAID     HIGH   LOW    LAST    PAID
                  ------ ------ ------ --------- ------ ------ ------ ---------
Quarter Ended
  March 31....... $40.75 $35.25 $37.25   $.27    $29.75 $25.88 $27.75   $.23
  June 30........  47.13  35.75  45.00    .27     31.75  28.88  31.75    .23
  September 30...  55.13  45.31  53.44    .31     33.88  28.63  33.25    .27
  December 31....  65.00  51.94  64.06    .31     36.75  33.38  36.25    .27
    Year.........  65.00  35.25  64.06   1.16     36.75  25.88  36.25   1.00

FOURTH QUARTER RESULTS

  Net income for the fourth quarter of 1997 was $103.4 million, compared to earnings of $90.0 million for the comparable period of 1996. On a per share basis, diluted net income was $.75 for the quarter compared to $.65 a year ago. Annualized returns on average assets and average equity were 1.47% and 19.31%, respectively, for the fourth quarter.

  Net interest income on a fully taxable equivalent basis amounted to $294.2 million for the fourth quarter of 1997, an increase of 8.6% compared to $270.8 million for the same period during 1996. Noninterest income totaled $118.5 million for the fourth quarter of 1997, up 24.6% from $95.1 million for the fourth quarter of 1996. BB&T's noninterest expense totaled $221.6 million, up 7.5% from the $206.2 million recorded in the fourth quarter of the prior year.

  The provision for loan and lease losses increased significantly compared to the prior year because of higher net charge-offs and growth in loans. The provision totaled $22.0 million for the fourth quarter of 1997 compared to $18.4 million for 1996.

  The accompanying table, "Quarterly Financial Summary--Unaudited," presents condensed information relating to eight quarters in the period ended December 31, 1997.

                                   TABLE 21

                    QUARTERLY FINANCIAL SUMMARY--UNAUDITED

                                              1997                                             1996
                         ------------------------------------------------ ------------------------------------------------
                           FOURTH       THIRD      SECOND        FIRST      FOURTH       THIRD      SECOND        FIRST
                           QUARTER     QUARTER     QUARTER      QUARTER     QUARTER     QUARTER     QUARTER      QUARTER
                         ----------- ----------- -----------  ----------- ----------- ----------- -----------  -----------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Summary of
 Operations
 Net interest income
  FTE................... $   294,232 $   291,292 $   291,630  $   275,229 $   270,792 $   262,119 $   259,913  $   251,022
 FTE adjustment.........      15,223      14,169      13,039       10,427       9,755       8,831       8,967        8,593
 Provision for loan and
  lease losses..........      21,999      21,901      25,100       20,850      18,350      15,400      15,161       13,600
 Securities gains
  (losses), net.........       1,664         731        (933)         814       2,681         705         (95)        (201)
 Other noninterest
  income................     116,815     154,337     102,188       99,298      92,377      88,517      87,248       82,236
 Noninterest expense....     221,560     312,673     205,326      197,591     206,228     226,770     189,369      186,183
 Provision for income
  taxes.................      50,533      36,353      50,760       49,851      41,533      31,999      44,449       41,951
                         ----------- ----------- -----------  ----------- ----------- ----------- -----------  -----------
 Net income............. $   103,396 $    61,264 $    98,660  $    96,622 $    89,984 $    68,341 $    89,120  $    82,730
                         =========== =========== ===========  =========== =========== =========== ===========  ===========
 Diluted net income per
  share................. $       .75 $       .45 $       .71  $       .69 $       .65 $       .49 $       .64  $       .59
                         =========== =========== ===========  =========== =========== =========== ===========  ===========
Selected Average
 Balances
 Assets................. $27,914,984 $27,168,511 $26,859,692  $25,764,559 $25,452,779 $24,926,111 $24,519,336  $24,172,965
 Securities, at
  amortized cost........   6,438,552   6,432,481   6,399,463    6,093,212   6,306,888   6,263,001   5,834,404    5,779,706
 Loans and leases *.....  19,635,614  19,076,615  18,833,469   18,101,528  17,450,217  17,185,125  17,217,223   16,888,726
 Total earning assets...  26,137,362  25,545,232  25,290,207   24,248,283  23,897,386  23,479,956  23,120,326   22,764,248
 Deposits...............  19,328,866  19,309,491  19,568,134   19,033,287  19,039,282  18,803,569  18,324,501   18,134,559
 Short-term borrowed
  funds.................   2,882,616   2,637,455   2,436,444    2,142,654   1,888,252   1,857,538   2,141,579    2,233,239
 Long-term debt.........   3,106,477   2,806,159   2,406,161    2,162,518   2,164,007   1,979,930   1,782,464    1,514,490
 Total interest-bearing
  liabilities...........  22,682,436  22,182,112  21,867,163   20,917,021  20,554,985  20,205,493  19,830,232   19,541,370
 Shareholders' equity...   2,124,191   2,105,646   2,128,949    2,105,159   2,048,895   1,969,944   1,950,958    1,969,586

--------
* Loans and leases are net of unearned income and include loans held for sale.

                 SIX-YEAR FINANCIAL SUMMARY AND SELECTED RATIOS

                                         AS OF / FOR THE YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------------------------------   COMPOUND
                             1997         1996         1995         1994         1993         1992      GROWTH RATE
                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Summary of Operations
 Interest income........  $ 2,122,940  $ 1,934,570  $ 1,880,157  $ 1,586,515  $ 1,427,684  $ 1,436,751      8.1%
 Interest expense.......    1,023,415      926,870      948,839      678,571      590,709      686,922      8.3
                          -----------  -----------  -----------  -----------  -----------  -----------
 Net interest income....    1,099,525    1,007,700      931,318      907,944      836,975      749,829      8.0
 Provision for loan and
  lease losses..........       89,850       62,511       41,924       23,730       59,829       76,030      3.4
                          -----------  -----------  -----------  -----------  -----------  -----------
 Net interest income
  after provision for
  loan and lease
  losses................    1,009,675      945,189      889,394      884,214      777,146      673,799      8.4
 Noninterest income.....      474,914      353,468      271,710      278,339      268,856      229,736     15.6
 Noninterest expense....      937,150      808,550      820,718      740,234      791,060      625,875      8.4
                          -----------  -----------  -----------  -----------  -----------  -----------
 Income before income
  taxes.................      547,439      490,107      340,386      422,319      254,942      277,660     14.5
 Provision for income
  taxes.................      187,497      159,932      113,118      147,003       95,229       97,290     14.0
                          -----------  -----------  -----------  -----------  -----------  -----------
 Income before
  cumulative effect of
  changes in accounting
  principles............      359,942      330,175      227,268      275,316      159,713      180,370     14.8
 Cumulative effect of
  changes in accounting
  principles, net of
  deferred income
  taxes.................          --           --           --           --       (32,762)         --        NM
                          -----------  -----------  -----------  -----------  -----------  -----------
 Net income.............  $   359,942  $   330,175  $   227,268  $   275,316  $   126,951  $   180,370     14.8
                          ===========  ===========  ===========  ===========  ===========  ===========
 Average shares
  outstanding (000's)
 Basic..................      135,742      136,025      135,911      134,150      129,089      122,034      2.2
 Diluted................      138,220      138,956      141,914      140,377      135,926      130,682      1.1
Per Common Share
 Basic earnings
 Income before
  cumulative effect.....  $      2.65  $      2.42  $      1.63  $      2.01  $      1.20  $      1.44     13.0
 Cumulative effect......          --           --           --           --          (.25)         --        NM
                          -----------  -----------  -----------  -----------  -----------  -----------
  Net income............  $      2.65  $      2.42  $      1.63  $      2.01  $      0.95  $      1.44     13.0
                          ===========  ===========  ===========  ===========  ===========  ===========
 Diluted earnings
 Income before
  cumulative effect.....  $      2.60  $      2.38  $      1.60  $      1.96  $      1.18  $      1.38     13.5
 Cumulative effect......          --           --           --           --          (.24)         --        NM
                          -----------  -----------  -----------  -----------  -----------  -----------
  Net income............  $      2.60  $      2.38  $      1.60  $      1.96  $       .94  $      1.38     13.5
                          ===========  ===========  ===========  ===========  ===========  ===========
 Cash dividends
  declared..............  $      1.16  $      1.00  $       .86  $       .74  $       .64  $       .50     18.3
 Shareholders' equity...        16.45        15.13        14.32        12.79        12.06        11.95      6.6
Average Balance Sheets
 Securities, at carrying
  value.................  $ 6,361,054  $ 6,137,748  $ 6,244,509  $ 6,050,612  $ 5,401,762  $ 4,733,403      6.1
 Loans and leases*......   18,667,328   16,958,876   16,286,928   14,711,409   13,155,522   11,978,837      9.3
 Other assets...........    1,905,108    1,673,478    1,694,578    1,707,055    1,626,305    1,567,185      4.0
                          -----------  -----------  -----------  -----------  -----------  -----------
 Total assets...........  $26,933,490  $24,770,102  $24,226,015  $22,469,076  $20,183,589  $18,279,425      8.1
                          ===========  ===========  ===========  ===========  ===========  ===========
 Deposits...............  $19,310,753  $18,577,368  $17,691,264  $17,318,921  $16,260,492  $15,167,080      4.9
 Other liabilities......    2,883,303    2,346,374    3,507,910    2,724,841    1,687,474    1,535,422     13.4
 Long-term debt.........    2,623,424    1,861,380    1,130,460      679,654      598,753      154,113     76.3
 Common shareholders'
  equity................    2,116,010    1,969,821    1,824,036    1,671,517    1,562,727    1,357,005      9.3
 Preferred shareholders'
  equity................          --        15,159       72,345       74,143       74,143       65,805       NM
                          -----------  -----------  -----------  -----------  -----------  -----------
  Total liabilities and
   shareholders'
   equity...............  $26,933,490  $24,770,102  $24,226,015  $22,469,076  $20,183,589  $18,279,425      8.1
                          ===========  ===========  ===========  ===========  ===========  ===========
Period End Balances
 Total assets...........  $29,177,600  $25,707,646  $24,671,277  $23,497,824  $22,273,226  $18,979,348      9.0
 Deposits...............   20,210,116   19,003,340   18,321,708   17,458,085   17,594,408   15,674,867      5.2
 Long-term debt.........    3,282,958    2,054,040    1,386,910      913,060      839,631      424,102     50.6
 Shareholders' equity...    2,237,637    2,071,567    2,025,112    1,803,888    1,686,134    1,510,774      8.2
Selected Performance
 Ratios
 Rate of return on:
 Average total assets...         1.34%        1.33%         .94%        1.23%         .63%         .99%
 Average common
  shareholders' equity..        17.01        16.73        12.18        16.16         7.79        12.95
 Dividend payout........        43.77        41.32        52.76        36.82        67.37        34.72
 Average equity to
  average assets........         7.86         8.01         7.83         7.77         8.11         7.78

-------
* Loans and leases are net of unearned income and the allowance for losses. Amounts include loans held for sale.
NM--Not meaningful.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

  The management of BB&T is responsible for the preparation of the financial statements, related financial data and other information in this Annual Report on Form 10-K. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgment where appropriate. Financial information appearing throughout this Annual Report on Form 10-K is consistent with the financial statements.

  BB&T's accounting system, which records, summarizes and reports financial transactions, is supported by an internal control structure which provides reasonable assurance that assets are safeguarded and that transactions are recorded in accordance with BB&T's policies and established accounting procedures. As an integral part of the internal control structure, BB&T maintains a professional staff of internal auditors who monitor compliance with and assess the effectiveness of the internal control structure.

  The Audit Committee of BB&T's Board of Directors, composed solely of outside directors, meets regularly with BB&T's management, internal auditors and independent public accountants to review matters relating to financial reporting, internal control structure and the nature, extent and results of the audit effort. The independent public accountants and the internal auditors have access to the Audit Committee with or without management present.

  The financial statements have been audited by Arthur Andersen LLP, independent public accountants, who render an independent opinion on management's financial statements. Their appointment was recommended by the Audit Committee, approved by the Board of Directors and ratified by the shareholders. Their examination provides an objective assessment of the degree to which BB&T's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures which include reviewing the internal control structure to determine the timing and scope of audit procedures and performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide a reasonable level of assurance that the financial statements are fairly presented in all material respects.

John A. Allison                Scott E. Reed                   Sherry A.
Chairman and                   Chief Financial Officer         Kellett
Chief Executive Officer                                        Controller

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of BB&T Corporation:

  We have audited the accompanying consolidated balance sheets of BB&T Corporation, (a North Carolina corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BB&T Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Charlotte, North Carolina,
January 14, 1998, except for Note B, as to which the date is March 1, 1998.

                       BB&T CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                         1997         1996
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)
ASSETS
 Cash and due from banks............................. $   839,579  $   840,391
 Interest-bearing deposits with banks................      27,051        2,010
 Federal funds sold and securities purchased under
  resale agreements or
 similar arrangements................................     103,245       84,940
 Trading securities..................................      67,878          --
 Securities available for sale.......................   6,481,515    6,014,221
 Securities held to maturity (market value: $151,581
  in 1997 and $175,744 in 1996)......................     147,799      170,808
 Loans held for sale.................................     509,141      228,333
 Loans and leases, net of unearned income............  19,780,814   17,518,224
  Allowance for loan and lease losses................    (263,943)    (230,070)
                                                      -----------  -----------
   Loans and leases, net.............................  19,516,871   17,288,154
                                                      -----------  -----------
 Premises and equipment, net.........................     417,897      374,954
 Other assets........................................   1,066,624      703,835
                                                      -----------  -----------
   Total assets...................................... $29,177,600  $25,707,646
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
  Noninterest-bearing demand deposits................ $ 2,828,715  $ 2,623,429
  Savings and interest checking......................   1,627,880    2,026,462
  Money rate savings.................................   5,156,319    4,170,949
  Other time deposits................................   9,211,569    9,544,085
  Foreign deposits...................................   1,385,633      638,415
                                                      -----------  -----------
   Total deposits....................................  20,210,116   19,003,340
 Short-term borrowed funds...........................   3,015,177    2,280,824
 Long-term debt......................................   3,282,958    2,054,040
 Accounts payable and other liabilities..............     431,712      297,875
                                                      -----------  -----------
   Total liabilities.................................  26,939,963   23,636,079
                                                      -----------  -----------
 Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares
   authorized, none issued and outstanding at
   December 31, 1997 and 1996........................         --           --
  Common stock, $5 par, 300,000,000 shares
   authorized, issued and outstanding 136,051,623 at
   December 31, 1997 and 136,896,865 at December 31,
   1996..............................................     680,258      684,484
  Additional paid-in capital.........................      85,185      145,704
  Retained earnings..................................   1,428,017    1,231,592
  Loan to employee stock ownership plan and unvested
   restricted stock..................................        (725)      (1,952)
  Net unrealized appreciation on securities available
   for sale, net of deferred income taxes of $29,136
   in 1997 and $8,481 in 1996........................      44,902       11,739
                                                      -----------  -----------
   Total shareholders' equity........................   2,237,637    2,071,567
                                                      -----------  -----------
   Total liabilities and shareholders' equity........ $29,177,600  $25,707,646
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                 1997       1996       1995
                                              ---------- ---------- ----------
                                               (DOLLARS IN THOUSANDS, EXCEPT
                                                      PER SHARE DATA)
Interest Income
  Interest and fees on loans and leases.....  $1,713,299 $1,554,822 $1,516,909
  Interest and dividends on securities......     406,977    375,257    354,509
  Interest on short-term investments........       2,664      4,491      8,739
                                              ---------- ---------- ----------
    Total interest income...................   2,122,940  1,934,570  1,880,157
                                              ---------- ---------- ----------
Interest Expense
  Interest on deposits......................     736,256    712,491    689,769
  Interest on short-term borrowed funds.....     134,479    106,777    188,301
  Interest on long-term debt................     152,680    107,602     70,769
                                              ---------- ---------- ----------
    Total interest expense..................   1,023,415    926,870    948,839
                                              ---------- ---------- ----------
Net Interest Income.........................   1,099,525  1,007,700    931,318
  Provision for loan and lease losses.......      89,850     62,511     41,924
                                              ---------- ---------- ----------
Net Interest Income After Provision for Loan
 and Lease Losses...........................   1,009,675    945,189    889,394
                                              ---------- ---------- ----------
Noninterest Income
  Service charges on deposits...............     148,059    132,180    113,664
  Mortgage banking income...................      52,429     39,845     31,218
  Trust income..............................      31,957     28,794     23,872
  Agency insurance commissions..............      39,759     26,859     19,306
  Other insurance commissions...............      13,164     12,822     12,384
  Bankcard fees and merchant discounts......      42,292     35,729     30,990
  Other nondeposit fees and commissions.....      66,911     47,027     35,123
  Securities gains (losses), net............       2,276      3,090    (18,589)
  Other income..............................      78,067     27,122     23,742
                                              ---------- ---------- ----------
    Total noninterest income................     474,914    353,468    271,710
                                              ---------- ---------- ----------
Noninterest Expense
  Personnel expense.........................     433,815    387,050    424,303
  Occupancy and equipment expense...........     154,654    122,089    126,189
  Federal deposit insurance expense.........       4,717     44,047     26,859
  Amortization of intangibles and mortgage
   servicing rights.........................      26,175     14,534     12,305
  Advertising and public relations expense..      25,860     23,716     16,004
  Professional services.....................      43,051     25,609     23,894
  Other expense.............................     248,878    191,505    191,164
                                              ---------- ---------- ----------
    Total noninterest expense...............     937,150    808,550    820,718
                                              ---------- ---------- ----------
Earnings
  Income before income taxes................     547,439    490,107    340,386
  Provision for income taxes................     187,497    159,932    113,118
                                              ---------- ---------- ----------
    Net Income..............................     359,942    330,175    227,268
  Preferred dividend requirements...........         --         610      5,079
                                              ---------- ---------- ----------
    Income applicable to common shares......  $  359,942 $  329,565 $  222,189
                                              ========== ========== ==========
Per Common Share
  Net income:
    Basic...................................  $     2.65 $     2.42 $     1.63
                                              ========== ========== ==========
    Diluted.................................  $     2.60 $     2.38 $     1.60
                                              ========== ========== ==========
  Cash dividends declared...................  $     1.16 $     1.00 $      .86
                                              ========== ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                           SHARES OF                       ADDITIONAL   RETAINED       TOTAL
                            COMMON     PREFERRED  COMMON    PAID-IN     EARNINGS   SHAREHOLDERS'
                             STOCK       STOCK    STOCK     CAPITAL    AND OTHER*     EQUITY
                          -----------  --------- --------  ----------  ----------  -------------
                                                (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31,
 1994...................  135,269,365   $3,850   $676,347  $ 285,703   $  837,988   $1,803,888
ADD (DEDUCT)
 Net income.............          --       --         --         --       227,268      227,268
 Common stock issued....    3,167,198      --      15,836     33,511         (105)      49,242
 Redemption of common
  stock.................   (1,993,351)     --      (9,967)   (37,344)         --       (47,311)
 Preferred stock
  cancellations and
  conversions...........      104,836     (181)       524     (2,714)         --        (2,371)
 Net unrealized
  appreciation on
  securities available
  for sale, net of
  deferred income
  taxes.................          --       --         --         --       112,234      112,234
 Cash dividends
  declared:
 Common stock...........          --       --         --         --      (115,887)    (115,887)
 Preferred stock........          --       --         --         --        (5,079)      (5,079)
 Other..................          --       --         --         --         3,128        3,128
                          -----------   ------   --------  ---------   ----------   ----------
BALANCE, DECEMBER 31,
 1995...................  136,548,048    3,669    682,740    279,156    1,059,547    2,025,112
ADD (DEDUCT)
 Net income.............          --       --         --         --       330,175      330,175
 Common stock issued....    2,788,586      --      13,942     56,469           45       70,456
 Redemption of common
  stock.................   (6,774,461)     --     (33,872)  (173,537)           2     (207,407)
 Preferred stock
  cancellations and
  conversions...........    4,334,692   (3,669)    21,674    (18,005)         --           --
 Net unrealized
  depreciation on
  securities available
  for sale, net of
  deferred income
  taxes.................          --       --         --         --       (22,351)     (22,351)
 Cash dividends
  declared:
 Common stock...........          --       --         --         --      (127,791)    (127,791)
 Preferred stock........          --       --         --         --          (610)        (610)
 Other..................          --       --         --       1,621        2,362        3,983
                          -----------   ------   --------  ---------   ----------   ----------
BALANCE, DECEMBER 31,
 1996...................  136,896,865      --     684,484    145,704    1,241,379    2,071,567
ADD (DEDUCT)
 Net income.............          --       --         --         --       359,942      359,942
 Common stock issued....    6,097,910      --      30,490    225,989          --       256,479
 Redemption of common
  stock.................   (6,943,152)     --     (34,716)  (286,508)         --      (321,224)
 Net unrealized
  appreciation on
  securities available
  for sale, net of
  deferred income
  taxes.................          --       --         --         --        33,163       33,163
 Cash dividends declared
  on common stock.......          --       --         --         --      (163,981)    (163,981)
 Other..................          --       --         --         --         1,691        1,691
                          -----------   ------   --------  ---------   ----------   ----------
BALANCE, DECEMBER 31,
 1997...................  136,051,623   $  --    $680,258  $  85,185   $1,472,194   $2,237,637
                          ===========   ======   ========  =========   ==========   ==========

--------
* Other includes net unrealized appreciation (depreciation) on securities available for sale, unvested restricted stock and a loan to the employee stock ownership plan.

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                             1997         1996         1995
                                          -----------  -----------  -----------
                                                (DOLLARS IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................  $   359,942  $   330,175  $   227,268
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Provision for loan and lease losses...       89,850       62,511       41,924
  Depreciation of premises and
   equipment............................       57,662       45,259       42,099
  Amortization of intangibles and
   mortgage servicing rights............       26,175       14,534       12,305
  Accretion of negative goodwill........       (6,180)      (6,238)      (6,239)
  Amortization of unearned stock
   compensation.........................        1,227        2,450        3,128
  Discount accretion and premium
   amortization on securities, net......       (1,111)       4,826      (26,089)
  Net increase in trading account
   securities...........................      (25,688)         --           --
  Loss (gain) on sales of securities,
   net..................................       (2,276)      (3,090)      18,589
  Loss (gain) on sales of loans and
   mortgage loan servicing rights,
   net..................................      (15,876)      (9,049)       1,619
  Loss (gain) on disposals of premises
   and equipment, net...................       30,642          178        3,971
  Proceeds from sales of loans held for
   sale.................................    1,552,732    1,348,118      789,164
  Purchases of loans held for sale......     (734,727)    (429,523)    (311,059)
  Origination of loans held for sale,
   net of principal collected...........     (986,823)    (879,496)    (600,676)
  Decrease (increase) in:
   Accrued interest receivable..........        5,414       20,692      (26,682)
   Other assets.........................     (185,825)    (111,400)      16,146
  Increase (decrease) in:
   Accrued interest payable.............        3,093        5,567       15,012
   Accounts payable and other
    liabilities.........................       93,635       (8,635)      88,413
  Other, net............................          470        1,821          321
                                          -----------  -----------  -----------
    Net cash provided by operating
     activities.........................      262,336      388,700      289,214
                                          -----------  -----------  -----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities
  available for sale....................    1,396,669      605,792    1,290,237
 Proceeds from maturities of securities
  available for sale....................    1,338,002    2,669,532    1,711,859
 Purchases of securities available for
  sale..................................   (3,102,245)  (2,498,976)  (3,323,423)
 Proceeds from sales of securities held
  to maturity...........................          --           --         3,810
 Proceeds from maturities of securities
  held to maturity......................       37,200       46,088      304,096
 Purchases of securities held to
  maturity..............................      (14,516)      (2,228)     (77,701)
 Leases made to customers...............      (74,420)     (72,390)     (18,091)
 Principal collected on leases..........       57,581       48,222       14,620
 Loan originations, net of principal
  collected.............................   (1,122,249)  (1,622,476)    (717,639)
 Purchases of loans.....................     (205,232)    (232,236)    (189,997)
 Net cash acquired in transactions
  accounted for under the purchase
  method................................       95,205        1,887          --
 Purchases and originations of mortgage
  servicing rights......................      (39,093)     (26,356)     (18,082)
 Proceeds from disposals of premises
  and equipment.........................       14,433        8,764       18,114
 Purchases of premises and equipment....     (146,116)     (67,106)     (62,318)
 Proceeds from sales of foreclosed
  property..............................       15,917       16,156       14,213
 Proceeds from sales of other real
  estate held for development or sale...        7,955        8,127        1,728
 Other, net.............................        1,531       (1,079)      (8,696)
                                          -----------  -----------  -----------
    Net cash used in investing
     activities.........................   (1,739,378)  (1,118,279)  (1,057,270)
                                          -----------  -----------  -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits...............      313,633      681,632      874,011
 Net decrease (increase) in short-term
  borrowed funds........................      485,331     (345,025)    (426,810)
 Proceeds from long-term debt...........    5,193,130    1,586,766    2,945,754
 Repayments of long-term debt...........   (4,022,548)    (919,661)  (2,471,904)
 Net proceeds from common stock
  issued................................       22,583       49,736       49,242
 Redemption of common stock.............     (321,224)    (207,407)     (47,311)
 Preferred stock cancellations and
  conversions...........................          --           --        (2,371)
 Cash dividends paid on common and
  preferred stock.......................     (151,329)    (123,270)    (107,869)
                                          -----------  -----------  -----------
    Net cash provided by financing
     activities.........................    1,519,576      722,771      812,742
                                          -----------  -----------  -----------
 Net Increase (Decrease) in Cash and
  Cash Equivalents......................       42,534       (6,808)      44,686
 Cash and Cash Equivalents at Beginning
  of Year...............................      927,341      934,149      889,463
                                          -----------  -----------  -----------
 Cash and Cash Equivalents at End of
  Year..................................  $   969,875  $   927,341  $   934,149
                                          ===========  ===========  ===========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
 Cash paid during the year for:
  Interest..............................  $ 1,043,047  $   921,632  $   935,366
  Income taxes..........................      137,195      160,307      141,236
 Noncash financing and investing
  activities:
  Transfer of securities from held to
   maturity to available for sale.......          --        36,646    1,763,513
  Transfer of securities from available
   for sale to held to maturity.........          --           240          --
  Transfer of loans to foreclosed
   property.............................       15,655       23,970       11,243
  Transfer of fixed assets to other
   real estate owned....................       13,761       10,466       21,846
  Common stock issued upon conversion
   of debentures........................          --           --         4,896
  Restricted stock issued...............           74           88          --
  Securitization of mortgage loans......          --       817,268      354,882

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

  BB&T Corporation ("BB&T" or "Parent Company"), formerly Southern National Corporation, is a multi-bank holding company organized under the laws of North Carolina and registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. BB&T changed its corporate name from Southern National Corporation effective at the close of business on May 16, 1997. Branch Banking and Trust Company ("BB&T-NC"), Branch Banking and Trust Company of South Carolina ("BB&T-SC"), Branch Banking and Trust Company of Virginia ("BB&T-VA"), Fidelity Federal Savings Bank ("Fidelity"), and Virginia First Savings Bank ("Virginia First") (collectively, the "Banks"), Regional Acceptance Corporation ("Regional Acceptance") and Craigie Incorporated ("Craigie") comprise the principal subsidiaries.

  The accounting and reporting policies of BB&T Corporation and Subsidiaries are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The following is a summary of the more significant policies.

NOTE A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements of BB&T include the accounts of the Parent Company and its subsidiaries. In consolidation, all significant intercompany accounts and transactions have been eliminated. Prior period financial statements have been restated to include the accounts of companies acquired in material transactions accounted for as poolings of interests (See Note B). Results of operations of companies acquired in transactions accounted for as purchases are included from the dates of acquisition.

  Certain amounts for prior years have been reclassified to conform with statement presentations for 1997. The reclassifications have no effect on either shareholders' equity or net income as previously reported.

 Nature of Operations

  BB&T is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations in North Carolina, South Carolina and Virginia primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. BB&T's subsidiaries provide a full range of traditional commercial banking services and additional services including investment brokerage, trust services, agency insurance, credit-related insurance and leasing.

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

 Securities

  BB&T classifies investment securities in one of three categories: held to maturity, available for sale and trading. Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. Gains or losses realized from the sale of securities held to maturity, if any, are determined by specific identification and are included in noninterest income.

  Securities, which may be used to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred income tax. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in noninterest income.

  Trading account securities are selected according to fundamental and technical analyses that identify potential market movements. Trading account securities are positioned to take advantage of such movements and are reported at fair value. Market adjustments, fees and gains or losses earned on trading account securities are included in noninterest income. Interest income on trading account securities is included in other interest income. Gains or losses realized from the sale of trading securities are determined by specific identification.

  During 1996, BB&T transferred securities with an amortized cost of $36.6 million from the held-to-maturity portfolio to the available-for-sale portfolio. These securities were previously classified as held-to-maturity by entities acquired under the pooling-of-interests method of accounting. BB&T transferred these amounts pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to conform the combined investment portfolio to BB&T's existing interest rate risk position.

  During the fourth quarter of 1995, BB&T transferred $1.8 billion of securities which were previously classified as held to maturity under SFAS No. 115 to the available-for-sale category. The Financial Accounting Standards Board ("FASB") provided enterprises the opportunity to make a one-time reassessment of the classification of all investment securities held at that time, such that the reclassification of any security from the held-to-maturity category would not call into question the enterprise's intent to hold other debt securities to maturity in the future. Management anticipates that this classification will allow more flexibility in the day-to-day management of the overall portfolio than the prior classifications.

 Loans Held for Sale

  Loans held for sale are reported at the lower of cost or market value on an aggregate loan basis. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Any resulting deferred premium or discount is amortized, as an adjustment of servicing income, over the estimated lives of the loans using the level-yield method.

 Loans and Lease Receivables

  Loans receivable that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances adjusted for any deferred fees or costs and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees, including commitment fees, and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods which approximate level-yield, with adjustments for prepayments as they occur. If the loan commitment expires unexercised, the income is recognized upon expiration of the commitment. Discounts and premiums are amortized to interest income over the estimated life of the loans using methods which approximate level-yield.

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

  As of January 1, 1995, BB&T adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is impaired when, based on current information and events, it is probable that BB&T will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. BB&T had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

  BB&T's policy is to disclose as impaired loans all commercial loans, greater than $250,000, that are on nonaccrual status. Substantially all other loans made by BB&T are excluded from the scope of SFAS No. 114 as they are large groups of smaller balance homogeneous loans (residential mortgage and consumer installment) that are collectively evaluated for impairment.

 Allowance for Loan and Lease Losses

  The provision for loan and lease losses is the estimated amount required to maintain the allowance for loan and lease losses at a level adequate to cover estimated incurred losses related to loans and leases currently outstanding. The primary factors considered in determining the allowance are the distribution of loans by risk class, the amount of the allowance specifically allocated to nonperforming loans and other problem loans, prior years' loan loss experience, economic conditions in BB&T's market areas and the growth of the credit portfolio. While management uses the best information available in establishing the allowance for losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or if required by regulators based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

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

 Income Taxes

  The operating results of BB&T and its subsidiaries are included in a consolidated Federal income tax return. Each subsidiary pays its calculated portion of Federal income taxes to BB&T, or receives payment from BB&T to the extent that tax benefits are realized. Deferred income taxes have been provided where different accounting methods have been used for reporting for income tax purposes and for financial reporting purposes. Deferred tax assets and liabilities are recognized based on future tax consequences of the differences arising from their carrying values and respective tax bases. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with effects included in the income tax provision.

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

  BB&T utilizes written covered over-the-counter call options on specific securities in the available-for-sale securities portfolio in order to enhance returns. Fees received are deferred and recognized in noninterest income upon exercise or expiration. Written options are carried at estimated fair value. Unrealized and realized gains and losses on written call options are included with securities gains and losses.

  BB&T also utilizes over-the-counter purchased put options and net purchased put options (combination of purchased put option and written call option) in its mortgage banking activities. These options are used to hedge the mortgage warehouse and pipeline against increasing interest rates. Written call options are used in tandem with purchased put options to create a net purchased put option that reduces the cost of the hedge. Net unrealized gains and losses on purchased put options and net purchased put options are carried with loans held for sale at the lower of cost or market on an aggregate basis. Realized gains and losses on purchased put options and net purchased put options are included in mortgage banking income.

 Per Share Data

  Effective December 31, 1997, BB&T adopted the provisions of SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computation previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share," making them more comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS (which replaces the former fully diluted EPS) for all entities with complex capital structures. The EPS information reported in this Annual Report on Form 10-K reflects the implementation of SFAS No. 128. Prior periods have been restated to include the provisions of the statement.

  Basic net income per common share has been computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the years presented.

  Diluted net income per common share has been computed by dividing net income, as adjusted for the interest expense related to convertible debt in prior years, by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the years. Other potentially dilutive securities include the number of shares issuable upon conversion of the preferred stock. Restricted stock grants are considered as issued for purposes of calculating net income per share.

  Weighted average numbers of shares were as follows:

                                                1997        1996        1995
                                             ----------- ----------- -----------
   Basic.................................... 135,742,174 136,024,587 135,911,150
   Diluted.................................. 138,220,057 138,955,834 141,914,467

 Intangible Assets

  BB&T's intangible assets consist of the cost in excess of the fair value of net assets acquired in transactions accounted for as purchases (goodwill), premiums paid on acquisitions of deposits (core deposit intangibles) and other identifiable intangible assets. Such assets are included in other assets in the "Consolidated Balance Sheets." Intangible assets are being amortized on straight-line or accelerated bases over periods ranging from 5 to 25 years. At December 31, 1997, BB&T had $199.6 million recorded as goodwill and $6.8 million as core deposit and other intangibles, net of amortization. Negative goodwill is created when the fair value of the net assets purchased exceeds the purchase price. Such balances are included in other liabilities in the "Consolidated Balance Sheets" and are being amortized over periods ranging from 10 to 15 years. At December 31, 1997, BB&T had negative goodwill totaling $33.0 million, net of amortization.

 Mortgage Servicing Rights

  Amounts paid to acquire the right to service certain mortgage loans are capitalized and amortized over the estimated lives of the loans to which they relate. In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement was superceded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which BB&T adopted on January 1, 1997. SFAS No. 122, as superceded by SFAS No. 125, requires that mortgage banking enterprises recognize, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. The statement further requires mortgage banking enterprises to assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights. BB&T elected, in the third quarter of 1995, to adopt this statement effective as of January 1, 1995. The impact of the adoption of this statement resulted in additional mortgage banking income of $7.6 million, before taxes, or $.03 per diluted share, after taxes, during 1995. SFAS No. 125 prohibits retroactive application to prior years. At December 31, 1997, BB&T had capitalized mortgage servicing rights totaling $68.8 million.

 Changes in Accounting Principles and Effects of New Accounting Pronouncements

  During 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and to be disposed of. The statement requires such assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any resulting impairment loss is required to be reported in the period in which the recognition criteria are first applied and met. BB&T adopted the provisions of the statement on January 1, 1996. The implementation did not have a material impact on the consolidated financial position or consolidated results of operations.

  In October of 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based compensation plans. The statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages the adoption of that method of accounting. However, the statement also allows entities to continue to account for such plans under Accounting Principles Board Opinion No. 25. Entities electing to remain with the accounting in Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in the statement had been applied. BB&T adopted the statement effective January 1, 1996 and elected to continue to account for stock-based compensation plans under the provisions of Opinion No. 25. Therefore, the implementation of the statement did not have an impact on BB&T's consolidated financial position or consolidated results of operations. The required pro forma disclosures relating to SFAS No. 123 are presented in Note J.

  In June of 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides accounting and reporting standards for such transactions based on consistent application of a financial components approach. This approach recognizes the financial and servicing assets an entity controls and the liabilities it has incurred, as well as derecognizes financial assets when control has been surrendered and liabilities when they are extinguished. The statement requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This statement allows the implementation of certain provisions of SFAS No. 125 to be deferred for one year. BB&T adopted SFAS No. 125, as amended by SFAS No. 127, effective January 1, 1997. The adoption of these statements did not have a material impact on BB&T's consolidated financial position or consolidated results of operations.

  In February of 1997, the FASB issued SFAS No. 128, "Earnings Per Share," as discussed above. The statement was effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior periods presented. Accordingly, BB&T adopted the provisions of the statement effective December 31, 1997, including retroactive restatement of prior periods. The implementation of the statement did not have a material impact on BB&T's consolidated financial position or consolidated results of operations.

  In February of 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure by continuing and amending existing standards. The statement is effective for financial statements for periods ending after December 15, 1997. Management has determined that BB&T is currently in compliance with the disclosure requirements of SFAS No. 129, and, therefore, the implementation of the statement will not affect the capital structure disclosures made by BB&T.

  In June of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income is net income plus other comprehensive income, or the change in equity (net assets) of a company during a period from transactions and other events. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, including interim periods, and requires restatement of all prior periods presented. Management does not believe that the implementation of the statement will have a material impact on the consolidated financial position or consolidated results of operations of BB&T, but will require additional disclosures to be made. Currently, BB&T's only item considered other comprehensive income is unrealized gains and losses on available-for-sale securities, net of reclassification adjustments and taxes. At December 31, 1997, this balance totaled $44.9 million.

  In June of 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997, and requires restatement of all prior periods presented. Management does not believe that the implementation of the statement will have a material impact on the consolidated financial position or consolidated results of operations of BB&T, but will require substantial additional disclosures to be made.

 Supplemental Disclosures of Cash Flow Information

  As referenced in the "Consolidated Statements of Cash Flows," BB&T acquired assets and assumed liabilities in transactions accounted for under the purchase method of accounting. The fair values of these assets acquired and liabilities assumed, at acquisition, were as follows:

                                                      1997       1996    1995
                                                    ---------  --------  -----
                                                     (DOLLARS IN THOUSANDS)
   Fair value of net assets acquired............... $ 129,719  $  1,394  $ --
   Purchase price..................................  (276,483)  (22,256)   --
                                                    ---------  --------  -----
   Excess of purchase price over net assets
    acquired....................................... $(146,764) $(20,862) $ --
                                                    =========  ========  =====

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

NOTE B.  ACQUISITIONS AND MERGERS

 Completed Mergers and Acquisitions

  On June 30, 1996, BB&T completed the purchase of certain fixed assets and expiration rights from the James R. Lingle Agency of Florence, South Carolina. In conjunction with the purchase, BB&T recorded expiration rights totaling $1.7 million which are being amortized over 15 years.

  On August 28, 1996, BB&T became a majority shareholder of AutoBase Information Systems, Inc., ("AutoBase") through the purchase of 51% of AutoBase's outstanding common stock. In conjunction with this investment, BB&T recorded $1.2 million in goodwill which is being amortized over 15 years.

  During November 1996, BB&T completed the acquisitions of three insurance agencies in South Carolina. On November 7, 1996, BB&T completed the acquisition of the William Goldsmith Agency Inc. ("Goldsmith") of Greenville, South Carolina through the issuance of 70,207 shares of common stock. On November 13, 1996, BB&T completed the acquisition of the C. Dan Joyner Insurance Agency ("Joyner") based in Greenville, South Carolina through the issuance of 48,120 shares of common stock. Boyle-Vaughan Associates, Inc. ("Boyle-Vaughan") based in Columbia, South Carolina, was acquired on November 22, 1996 through the issuance of 492,063 shares of common stock. In conjunction with the purchase of these agencies, BB&T recorded $17.9 million in goodwill, which is being amortized over 15 years.

  On March 1, 1997, BB&T completed its acquisition of Fidelity Financial Bankshares Corporation ("Fidelity") of Richmond, Virginia, in a transaction accounted for as a purchase. BB&T issued 1.6 million shares for all of the shares of Fidelity's common stock outstanding. In conjunction with the acquisition, BB&T recorded $37.9 million in goodwill, which is being amortized using the straight-line method over 15 years.

  On May 20, 1997, BB&T completed its acquisition of Phillips Factors Corporation ("Phillips") and its subsidiaries, Phillips Financial Corporation and Phillips Acceptance Corporation, all of High Point, North Carolina. Phillips purchases and manages receivables in the temporary staffing industry nationwide. It also provides payroll processing services to that industry. Phillips also buys and manages account receivables primarily in the furniture, textiles and home furnishings-related industries. The acquisition of Phillips was accounted for as a purchase. In conjunction with the acquisition, BB&T recorded $11.1 million of goodwill which is being amortized using the straight-line method over 15 years.

  On July 31, 1997, BB&T completed its acquisition of Refloat, Inc. of Mount Airy, North Carolina, and its principal subsidiary, Sheffield Financial Corp. (collectively, "Refloat"), a financial company that specializes in loans to small commercial lawn care businesses across the country. The acquisition, which was completed through the issuance of 375,000 shares of common stock, was accounted for as a purchase. In conjunction with the acquisition of Refloat, BB&T recorded $3.0 million of goodwill which is being amortized using the straight-line method over 15 years.

  On October 1, 1997, BB&T completed its acquisition of Craigie Incorporated ("Craigie"), an investment banking firm located in Richmond, Virginia. Craigie specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Craigie also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. The acquisition, which was accounted for as a purchase, was accomplished through the issuance of approximately 463,000 shares of BB&T's common stock. In conjunction with the acquisition, BB&T recorded $6.9 million of goodwill, which is being amortized using the straight-line method over a period of 25 years.

  On December 1, 1997, BB&T completed its acquisition of Virginia First Financial Corporation of Petersburg, Virginia ("VFFC"), a financial institution with $822.9 million in assets at the time of purchase. The merger, which was accounted for under the purchase method of accounting, was consummated through the issuance of 1.9 million shares of BB&T's common stock and the payment of $44.8 million. In conjunction with the acquisition, BB&T recorded $89.5 million in goodwill, which is being amortized using the straight-line method over a period of 15 years.

  The above-discussed acquisitions were accounted for under the purchase method of accounting, and, therefore, the financial information contained herein includes data relevant to the acquirees since the date of acquisition. The pro forma effects of the material 1997 purchase transactions, as if they had been acquired as of the beginning of the years presented, are presented in the accompanying table:

                                                            FOR THE YEARS ENDED
                                                           ---------------------
                                                              1997       1996
                                                           ---------- ----------
                                                                (DOLLARS IN
                                                                THOUSANDS,
                                                             EXCEPT PER SHARE
                                                                   DATA)
   Total revenues......................................... $1,536,925 $1,436,786
                                                           ========== ==========
   Net income............................................. $  354,437 $  337,026
                                                           ========== ==========
   Basic EPS.............................................. $     2.61 $     2.47
                                                           ========== ==========
   Diluted EPS............................................ $     2.56 $     2.43
                                                           ========== ==========

  On February 28, 1995, BB&T (formerly Southern National Corporation) and BB&T Financial Corporation completed a merger accounted for as a pooling of interests. BB&T Financial Corporation's shareholders received 57.9 million shares of the common stock of the resulting company for all of the shares of BB&T Financial Corporation stock held. On January 10, 1995, BB&T acquired Commerce Bank (subsequently, BB&T-VA) through the issuance of 5.2 million shares of BB&T common stock for all of the outstanding stock of Commerce Bank.

  On April 28, 1995, BB&T issued 75,273 shares of common stock to complete an acquisition of United Agencies, Inc., a general insurance agency located in Wilmington, North Carolina. The transaction was accounted for under the pooling-of-interests method of accounting.

  Effective January 25, 1996, BB&T consummated a merger with Seaboard Savings Bank, Inc. ("Seaboard"), headquartered in Plymouth, North Carolina. BB&T issued 475,158 shares of common stock for all of the outstanding shares of Seaboard common stock. The transaction was accounted for as a pooling of interests.

  Effective March 29, 1996, BB&T consummated a merger with Triad Bank ("Triad") headquartered in Greensboro, North Carolina. BB&T issued 1.8 million shares of common stock for all of the outstanding shares of Triad common stock. The transaction was accounted for as a pooling of interests.

  On August 30, 1996, BB&T issued 42,135 shares of common stock to complete an acquisition of Tomlinson Insurers, Inc., a general insurance agency in Fayetteville, North Carolina. The transaction was accounted for under the pooling-of-interests method of accounting.

  On September 1, 1996, BB&T completed the acquisition of Regional Acceptance Corporation of Greenville, N.C. ("Regional Acceptance") in a transaction accounted for as a pooling of interests. BB&T issued 5.85 million shares in exchange for all of the outstanding stock of Regional Acceptance.

  On July 1, 1997, BB&T completed its acquisition of United Carolina Bancshares Corporation ("UCB") of Whiteville, North Carolina, in a stock transaction accounted for as a pooling of interests. UCB shareholders received
27.7 million shares of BB&T common stock in exchange for all of the shares of UCB common stock held.

  On March 1, 1998, BB&T completed its merger with Life Bancorp, Inc. ("Life") of Norfolk, Virginia. The transaction was accounted for as a pooling of interests. In conjunction with the merger, BB&T issued 9.8 million shares of common stock in exchange for all of the outstanding shares of Life common stock.

 Pending Mergers and Acquisitions

  On December 16, 1997, BB&T announced plans to acquire Franklin
Bancorporation Inc. ("Franklin") of Washington, D.C. in a stock transaction to be accounted for under the pooling-of-interests method of accounting. Franklin shareholders will receive between .35 and .3743 shares of BB&T common stock in exchange for each share of Franklin stock held.

  On February 25, 1998, BB&T announced plans to acquire Maryland Federal Bancorp, Inc. ("Maryland Federal") of Hyattsville, Maryland in a stock transaction to be accounted for as a purchase. Maryland Federal shareholders will receive no less than .5975 and no greater than .6102 shares of BB&T common stock in exchange for each share of Maryland Federal stock held.

NOTE C. SECURITIES

  The amortized costs and approximate fair values of securities held to maturity and available for sale were as follows:

                                    DECEMBER 31, 1997                       DECEMBER 31, 1996
                          -------------------------------------- ---------------------------------------
                                     GROSS UNREALIZED ESTIMATED             GROSS UNREALIZED  ESTIMATED
                          AMORTIZED  -----------------   FAIR    AMORTIZED  -----------------    FAIR
                             COST     GAINS   LOSSES    VALUE       COST     GAINS    LOSSES    VALUE
                          ---------- -------- ------------------ ---------- -------- -------- ----------
                                                      (DOLLARS IN THOUSANDS)
Securities held to
 maturity:
 U.S. Treasury,
  government and agency
  obligations...........  $   14,952 $    --  $    30 $   14,922 $    6,283 $    --  $      4 $    6,279
 States and political
  subdivisions..........     132,847    3,884      72    136,659    164,525    5,121      181    169,465
                          ---------- -------- ------- ---------- ---------- -------- -------- ----------
 Total securities held
  to maturity...........     147,799    3,884     102    151,581    170,808    5,121      185    175,744
                          ---------- -------- ------- ---------- ---------- -------- -------- ----------
Securities available for
 sale:
 U.S. Treasury,
  government and agency
  obligations...........   4,137,267   32,034   5,310  4,163,991  3,949,039   17,393   12,393  3,954,039
 States and political
  subdivisions..........      36,785      387      31     37,141     23,985      168      176     23,977
 Mortgage-backed
  securities............   1,821,378   36,584   2,207  1,855,755  1,735,797   29,440   14,212  1,751,025
 Equity and other
  securities............     412,047   12,583       2    424,628    285,180        2        2    285,180
                          ---------- -------- ------- ---------- ---------- -------- -------- ----------
 Total securities
  available for sale....   6,407,477   81,588   7,550  6,481,515  5,994,001   47,003   26,783  6,014,221
                          ---------- -------- ------- ---------- ---------- -------- -------- ----------
 Total securities.......  $6,555,276 $ 85,472 $ 7,652 $6,633,096 $6,164,809 $ 52,124 $ 26,968 $6,189,965
                          ========== ======== ======= ========== ========== ======== ======== ==========

  Securities with a book value of approximately $3.2 billion and $3.4 billion at December 31, 1997 and 1996, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, Federal Reserve discount window borrowings and for other purposes as required by law.

  At December 31, 1997 and 1996, there was no concentration of investments in obligations of states and political subdivisions that were secured by or payable from the same taxing authority or revenue source and that exceeded ten percent of shareholders' equity.

  Trading securities totaling $67.9 million are excluded from the accompanying tables. These securities are reported at fair value with net unrealized gains of $.7 million included in earnings during 1997.

  Proceeds from sales of securities during 1997, 1996 and 1995 were $1.4 billion, $605.8 million and $1.3 billion, respectively. Gross gains of $3.6 million, $5.4 million and $2.7 million and gross losses of $1.3 million, $2.4 million and $21.3 million were realized on those sales in 1997, 1996 and 1995, respectively.

  The amortized cost and estimated fair value of the securities portfolio at December 31, 1997, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.

                                                 DECEMBER 31, 1997
                                     -----------------------------------------
                                      HELD TO MATURITY    AVAILABLE FOR SALE
                                     ------------------- ---------------------
                                               ESTIMATED            ESTIMATED
                                     AMORTIZED   FAIR    AMORTIZED     FAIR
                                       COST      VALUE      COST      VALUE
                                     --------- --------- ---------- ----------
                                              (DOLLARS IN THOUSANDS)
   Debt Securities
   Due in one year or less.......... $ 38,677  $ 38,737  $  740,473 $  751,154
   Due after one year through five
    years...........................   95,435    98,367   3,562,085  3,577,074
   Due after five years through ten
    years...........................   11,494    12,077     212,489    213,081
   Due after ten years..............    2,193     2,400   1,501,308  1,536,519
                                     --------  --------  ---------- ----------
     Total debt securities.......... $147,799  $151,581  $6,016,355 $6,077,828
                                     ========  ========  ========== ==========

NOTE D. LOANS AND LEASES

  Loans and leases were composed of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1997        1996
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
   Loans--
     Commercial, financial and agricultural............ $ 3,017,729 $ 2,715,363
     Real estate--construction and land development....   2,102,234   1,525,964
     Real estate--mortgage.............................  11,415,319  10,110,927
     Consumer..........................................   2,688,304   2,748,572
                                                        ----------- -----------
       Loans held for investment.......................  19,223,586  17,100,826
                                                        ----------- -----------
     Leases............................................     788,462     576,991
                                                        ----------- -----------
         Total loans and leases........................  20,012,048  17,677,817
           Less: unearned income.......................     231,234     159,593
                                                        ----------- -----------
         Loans and leases, net of unearned income...... $19,780,814 $17,518,224
                                                        =========== ===========

  The net investment in direct financing leases was $616.3 million and $470.5 million at December 31, 1997 and 1996, respectively. BB&T had loans held for sale at December 31, 1997 and 1996 totaling $509.1 million and $228.3 million, respectively.

  BB&T's only significant concentration of credit at December 31, 1997 occurred in loans secured by real estate, which totaled $14.2 billion. However, this amount was not concentrated in any specific market or geographic area other than the Banks' primary markets.

  The following table sets forth certain information regarding BB&T's impaired loans as defined under SFAS No. 114.

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1997        1996
                                                       ----------- -----------
                                                       (DOLLARS IN THOUSANDS)
   Total recorded investment--impaired loans.......... $    29,494 $    18,479
                                                       ----------- -----------
   Total recorded investment with related valuation
    allowance.........................................      29,494      17,401
   Valuation allowance assigned to impaired loans.....       3,086       2,530
                                                       ----------- -----------
     Net carrying value--impaired loans............... $    26,408 $    14,871
                                                       =========== ===========
   Average balance of impaired loans.................. $    20,599 $    22,648
                                                       =========== ===========
   Cash basis interest income recognized on impaired
    loans............................................. $       --  $        48
                                                       =========== ===========

  The following table provides an analysis of loans made to directors, executive officers and their interests, which in the aggregate exceeded $60,000 at any time during 1997. All amounts shown represent loans made by BB&T's subsidiary banks in the ordinary course of business at the Banks' normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

                                                          (DOLLARS IN THOUSANDS)
   Balance, December 31, 1996............................        $174,668
     Additions...........................................          32,421
     Repayments..........................................          33,587
                                                                 --------
   Balance, December 31, 1997............................        $173,502
                                                                 ========

NOTE E. ALLOWANCE FOR LOAN AND LEASE LOSSES

  An analysis of the allowance for loan and lease losses is presented in the following table:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  ----------
                                                (DOLLARS IN THOUSANDS)
   Balance, January 1..................... $  230,070  $  219,052  $  215,443
   Provision for losses charged to
    expense...............................     89,850      62,511      41,924
   Allowances of purchased companies......     17,513         --          --
                                           ----------  ----------  ----------
                                              337,433     281,563     257,367
                                           ----------  ----------  ----------
   Total charge-offs......................    (90,637)    (69,073)    (53,064)
   Recoveries.............................     17,147      17,580      14,749
                                           ----------  ----------  ----------
     Net charge-offs......................    (73,490)    (51,493)    (38,315)
                                           ----------  ----------  ----------
   Balance, December 31................... $  263,943  $  230,070  $  219,052
                                           ==========  ==========  ==========

  At December 31, 1997, 1996 and 1995, loans not currently accruing interest totaled $88.4 million, $62.2 million and $68.6 million, respectively. Loans 90 days or more past due and still accruing interest totaled $47.0 million, $41.7 million and $34.6 million, at December 31, 1997, 1996 and 1995, respectively. The gross interest income that would have been earned during 1997 if the outstanding nonaccrual loans and leases had been current in accordance with the original terms and had been outstanding throughout the period (or since origination, if held for part of the period) was approximately $6.7 million. Foreclosed property was $34.3 million, $27.9 million and $18.9 million at December 31, 1997, 1996 and 1995, respectively.

NOTE F. PREMISES AND EQUIPMENT

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1997        1996
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
   Land and land improvements.......................... $    70,982 $    63,041
   Buildings and building improvements.................     299,368     284,377
   Furniture and equipment.............................     336,745     277,217
   Capitalized leases on premises and equipment........       3,647       3,804
                                                        ----------- -----------
                                                            710,742     628,439
   Less--accumulated depreciation and amortization.....     292,845     253,485
                                                        ----------- -----------
     Net premises and equipment........................ $   417,897 $   374,954
                                                        =========== ===========

  Depreciation expense, which is included in occupancy and equipment expense, was $57.7 million, $45.3 million and $42.1 million in 1997, 1996 and 1995, respectively.

  BB&T has noncancellable leases covering certain premises and equipment. Total rent expense applicable to operating leases was $44.8 million, $28.4 million and $33.1 million for 1997, 1996 and 1995, respectively. Future minimum lease payments for operating and capitalized leases for years subsequent to 1997 are as follows:

                                                             LEASES
                                                     -------------------------
                                                     OPERATING    CAPITALIZED
                                                     ------------ ------------
                                                     (DOLLARS IN THOUSANDS)
   Years ended December 31:
     1998........................................... $     21,518   $      450
     1999...........................................       20,588          450
     2000...........................................       20,071          450
     2001...........................................       19,159          450
     2002...........................................       16,599          450
     2003 and years later...........................       82,272        4,547
                                                     ------------   ----------
   Total minimum lease payments..................... $    180,207        6,797
                                                     ============
   Less--amount representing interest...............                     3,506
                                                                    ----------
   Present value of net minimum payments on
    capitalized leases (Note I).....................                $    3,291
                                                                    ==========

NOTE G. LOAN SERVICING

  The following is a summary of capitalized mortgage servicing rights, net of accumulated amortization and adjustments necessary to present the balances at the lower of cost or estimated fair value, which are included in other assets in the "Consolidated Balance Sheets:"

                                                        CAPITALIZED MORTGAGE
                                                          SERVICING RIGHTS
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------
                                                       (DOLLARS IN THOUSANDS)
   Balance, January 1,................................ $    41,891  $    21,948
     Amount capitalized...............................      39,093       26,356
     Amortization expense.............................      (9,561)      (6,197)
     Change in valuation allowance....................      (2,643)        (216)
                                                       -----------  -----------
   Balance, December 31,.............................. $    68,780  $    41,891
                                                       ===========  ===========

  Capitalized mortgage servicing rights are being amortized on a disaggregated loan basis using an accelerated method over the estimated life of the servicing income. The servicing rights portfolio is analyzed each quarter to identify possible impairment using a disaggregated discounted cash flow methodology that is stratified by predominant risk characteristics. These characteristics include stratification based on interest rates in intervals of 150 basis points, type of loan and maturity of loan. Following is an analysis of the aggregate changes in the valuation allowances for mortgage servicing rights in 1997 and 1996:

                                                           VALUATION ALLOWANCE
                                                               FOR MORTGAGE
                                                             SERVICING RIGHTS
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)
   Balance, January 1, 1996..............................         $  499
     Additions...........................................          1,184
     Reductions..........................................           (968)
                                                                  ------
   Balance, December 31, 1996............................            715
                                                                  ------
     Additions...........................................          3,257
     Reductions..........................................           (614)
                                                                  ------
   Balance, December 31, 1997............................         $3,358
                                                                  ======

  Mortgage loans serviced for others are not included in the accompanying "Consolidated Balance Sheets." The unpaid principal balances of mortgage loans serviced for others were $8.1 billion and $7.5 billion at December 31, 1997 and 1996, respectively.

NOTE H. SHORT-TERM BORROWED FUNDS

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1997        1996
                                                        ----------- -----------
                                                        (DOLLARS IN THOUSANDS)
   Federal funds purchased............................. $   898,160 $   729,995
   Term Federal funds purchased........................         --       50,000
   Securities sold under agreements to repurchase......     997,513     680,315
   Master notes........................................     638,325     566,225
   U.S. Treasury tax and loan deposit notes payable....     105,851     101,681
   Short-term Federal Home Loan Bank advances..........     155,810     150,000
   Short-term Bank Notes...............................     208,079         --
   Other short-term borrowed funds.....................      11,439       2,608
                                                        ----------- -----------
     Total short-term borrowed funds...................  $3,015,177  $2,280,824
                                                        =========== ===========

  Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Term Federal funds purchased are identical to Federal funds; however, maturities vary and are greater than one day. Securities sold under agreements to repurchase are borrowings collateralized by securities of the U.S. Government or its agencies and have maturities ranging from one to ninety days. U.S. Treasury tax and loan deposit notes payable are payable upon demand to the U.S. Treasury. Master notes are unsecured, non-negotiable obligations of BB&T (variable rate commercial paper). Short-term Federal Home Loan Bank advances are typically unsecured and generally mature daily.

NOTE I. LONG-TERM DEBT

                                                              DECEMBER 31,
                                                         -----------------------
                                                            1997        1996
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
Capitalized leases, varying maturities to 2028 with
 rates from 8.11% to 12.65%. Balance represents the
 unamortized amounts due on leases of various
 facilities............................................  $     3,291 $     3,561
Medium-term bank notes, unsecured, varying maturities
 to 2001 with rates from 5.69% to 6.20%................    1,024,833     424,794
Advances from Federal Home Loan Bank, varying
 maturities to 2017 with rates from 1.00% to 8.95%.....    1,750,202   1,375,971
Subordinated Notes, unsecured, dated May 21, 1996 and
 June 3, 1997, maturing May 23, 2003 and June 15, 2007,
 with interest rates of 7.05% and 7.25%,
 respectively*.........................................      495,589     248,019
CMO Bonds, secured by investments, dated 1985, callable
 July 1, 2001, with an interest rate of 11.25%.........        8,112         --
Other mortgage indebtedness............................          931       1,695
                                                         ----------- -----------
  Total long-term debt.................................   $3,282,958  $2,054,040
                                                         =========== ===========

--------
Excluding the capitalized leases set forth in Note F, future debt maturities total $3.3 billion and are $398.6 million, $1.1 billion, $294.5 million, $404.4 million, and $225.0 million for the next five years. The maturities for 2003 and later years are $850.8 million.

* Subordinated notes qualify under the risk-based capital guidelines as Tier 2 supplementary capital.

NOTE J. SHAREHOLDERS' EQUITY

  The authorized capital stock of BB&T consists of 300,000,000 shares of common stock, $5 par value, and 5,000,000 shares of preferred stock, $5 par value. At December 31, 1997, 136,051,623 shares of common stock and no shares of preferred stock were issued and outstanding.

 Stock Option Plans

  At December 31, 1996, BB&T had the following stock-based compensation plans: the 1994 and the 1995 Omnibus Stock Incentive Plans ("Omnibus Plans"), the Incentive Stock Option Plan ("ISOP"), the Non-Qualified Stock Option Plan ("NQSOP") and the Non-Employee Directors' Stock Option Plan ("Directors' Plan"), which are described below. BB&T accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method described by SFAS No. 123, BB&T's pro forma net income and pro forma earnings per share would have been as follows:

                                                         FOR THE YEARS ENDED
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
                                                        (DOLLARS IN THOUSANDS,
                                                        EXCEPT PER SHARE DATA)
Net income applicable to common shares:
  As reported........................................ $359,942 $329,565 $222,189
  Pro Forma..........................................  352,390  327,135  221,853
Basic EPS:
  As reported........................................     2.65     2.42     1.63
  Pro Forma..........................................     2.60     2.40     1.63
Diluted EPS:
  As reported........................................     2.60     2.38     1.60
  Pro Forma..........................................     2.55     2.36     1.60

  The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995; therefore, the weighted average fair value of options granted prior to that date has not been calculated. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 3.0% in 1997 and 3.5% in 1996 and 1995; expected volatility of 20% for all years; risk free interest rates of 6.2%, 6.4% and 5.7% for 1997, 1996 and 1995, respectively; and expected lives of 6.1 years, 6.5 years and 6.0 years for 1997, 1996 and 1995, respectively.

  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  In April 1994 and May 1995, the shareholders approved the Omnibus Plans which cover the award of incentive stock options, non-qualified stock options, shares of restricted stock, performance shares and stock appreciation rights. In April, 1996, the shareholders approved an amendment to the 1995 Omnibus Plan that increased the maximum number of shares issuable under the terms of the plan to 6,000,000 shares. The combined shares issuable under both Omnibus Plans is 10,000,000. The Omnibus Plans are intended to allow BB&T to recruit and retain employees with ability and initiative and to associate the employees' interests with those of BB&T and its shareholders. At December 31, 1997, 2,599,270 incentive stock options at prices ranging from $9.4828 to $40.3750 and 1,889,770 non-qualified stock options at prices ranging from $.01 to $38.99 were outstanding. The stock options generally vest over 3 years and have a 10 year term.

  The ISOP and the NQSOP were established to retain key officers and key management employees and to offer them the incentive to use their best efforts on behalf of BB&T. The plans, which expire on December 19, 2000, further provide for up to 1,101,000 shares of common stock to be reserved for the granting of options, which have a four year vesting schedule and must be exercised within ten years from the date granted. Incentive stock options granted must have an exercise price equal to at least 100% of the fair market value of common stock on the date granted, and the non-qualified stock options must have an exercise price equal to at least 85% of the fair market value on the date granted. At December 31, 1997, options to purchase 258,167 shares of common stock at prices ranging from $9.50 to $16.75 were outstanding pursuant to the NQSOP. At December 31, 1997, options to purchase 94,174 shares of common stock at an exercise price of $19.777 were outstanding pursuant to the ISOP.

  The Directors' Plan is intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. The plan creates a deferred compensation system for participating non-employee directors. Each non-employee director may elect to defer 0%, 50% or 100% of the annual retainer fee for each calendar year and apply that percentage toward the grant of options to purchase BB&T common stock. Such elections are required to be in writing and are irrevocable for each calendar year. The exercise price at which shares of BB&T common stock may be purchased shall be equal to 75% of the market value of the common stock as of the date of grant. Options are vested in six months and may be exercised anytime thereafter until the expiration date, which is 10 years from the date of grant. The Directors' Plan provides for the reservation of up to 900,000 shares of BB&T common stock. At December 31, 1997, options to purchase 368,613 shares of common stock at prices ranging from $12.7155 to $45.2047 were outstanding pursuant to the Directors' Plan.

  BB&T also has options outstanding from companies acquired in prior years. These options, which have not been included in the plans described above, totaled 244,281 as of December 31, 1997, with option prices ranging from $2.6667 to $23.7069.

  A summary of the status of the Company's stock option plans at December 31, 1997, 1996 and 1995 and changes during the years then ended is presented below:

                                     1997                 1996                  1995
                             --------------------- -------------------- --------------------
                                         WTD. AVG.            WTD. AVG.            WTD. AVG.
                                         EXERCISE             EXERCISE             EXERCISE
                               SHARES      PRICE    SHARES      PRICE    SHARES      PRICE
                             ----------  --------- ---------  --------- ---------  ---------
   Outstanding at beginning
    of year................   5,697,319   $18.41   6,255,396   $17.58   5,527,583   $14.95
     Granted...............   1,012,851    37.48     107,996    25.34   1,379,192    25.24
     Exercised.............  (1,189,196)   15.29    (615,452)   11.43    (608,181)   10.88
     Forfeited or Expired..     (66,699)   27.46     (50,621)   15.82     (43,198)   19.24
                             ----------   ------   ---------   ------   ---------   ------
   Outstanding at end of
    year...................   5,454,275   $22.52   5,697,319   $18.41   6,255,396   $17.58
                             ==========   ======   =========   ======   =========   ======
   Options exercisable at
    year-end...............   4,547,860   $19.24   4,570,593   $16.98   4,319,304   $15.33

  The weighted average fair value of options granted was $9.33, $6.59 and $5.05 per option at December 31, 1997, 1996 and 1995, respectively.

  The following table summarizes information about the options outstanding at December 31, 1997:

                                     WEIGHTED-
                          AVERAGE     AVERAGE    WEIGHTED-             WEIGHTED-
                          NUMBER     REMAINING    AVERAGE    NUMBER     AVERAGE
   RANGE OF             OUTSTANDING CONTRACTUAL  EXERCISE  EXERCISABLE EXERCISE
   EXERCISE PRICES      AT 12/31/97    LIFE        PRICE   AT 12/31/97   PRICE
   ---------------      ----------- -----------  --------- ----------- ---------
   $0.01...............        998      5.0 yrs   $ 0.01          998   $ 0.01
   $2.67 to $3.67......     13,571      6.1         2.88       13,571     2.88
   $4.92 to $7.03......     23,343      3.1         6.36       23,343     6.36
   $7.45 to $10.81.....    275,346      3.3         9.29      275,346     9.29
   $11.72 to $17.50....  1,518,899      3.9        14.50    1,518,899    14.50
   $18.13 to $26.75....  2,670,869      6.9        22.75    2,640,146    22.80
   $27.88 to $40.38....    936,775      9.1        39.12       75,557    33.49
   $45.20..............     14,474     10.0        45.20          --       --
                         ---------     ----       ------    ---------   ------
                         5,454,275      6.3 yrs   $22.52    4,547,860   $19.24
                         =========     ====       ======    =========   ======

 Shareholder Rights Plan

  On January 17, 1997, pursuant to the Rights Agreement approved by the Board of Directors, BB&T distributed to shareholders one preferred stock purchase right for each share of BB&T's common stock then outstanding. Subsequent to this date, all shares issued are accompanied by a stock purchase right. Initially, the rights, which expire in 10 years, are not exercisable and are not transferable apart from the common stock. The rights will become exercisable only if a person or group acquires 20% or more of BB&T's common stock, or BB&T's Board of Directors determines, pursuant to the terms of the Rights Agreement, that any person or group that has acquired 10% or more of BB&T's common stock is an "Adverse Person." Each right would then enable the holder to purchase 1/100th of a share of a new series of BB&T preferred stock at an initial exercise price of $145.00. The Board of Directors will be entitled to redeem the rights at $.01 per right under certain circumstances specified in the Rights Agreement.

  Under the terms of the Rights Agreement, if any person or group becomes the beneficial owner of 25% or more of BB&T's common stock, with certain exceptions, or if the Board of Directors determines that any 10% or more stockholder is an "Adverse Person," each right will entitle its holder (other than the person triggering exercisability of the rights) to purchase, at the right's then-current exercise price, shares of BB&T's common stock having a value of twice the right's exercise price. In addition, if after any person or group has become a 20% or more stockholder, BB&T is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each right will entitle its holder to purchase, at the right's then-current exercise price, shares of common stock of such other person having a value of twice the right's exercise price.

NOTE K. INCOME TAXES

  The provision for income taxes was composed of the following:

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1997       1996      1995
                                                 ---------  --------- ---------
                                                    (DOLLARS IN THOUSANDS)
   Current expense:
     Federal.................................... $ 193,669  $ 151,713 $ 125,190
     State......................................     7,991      4,372     6,535
                                                 ---------  --------- ---------
                                                   201,660    156,085   131,725
   Deferred expense (benefit)...................   (14,163)     3,847   (18,607)
                                                 ---------  --------- ---------
   Provision for income taxes................... $ 187,497  $ 159,932 $ 113,118
                                                 =========  ========= =========

  The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
                                                    (DOLLARS IN THOUSANDS)
   Federal income taxes at statutory rates of
    35%.......................................... $191,604  $171,538  $119,135
   Tax-exempt income from securities, loans and
    leases less related non-deductible interest
    expense......................................   (9,841)   (8,692)   (8,263)
   State income taxes, net of Federal tax
    benefit......................................    4,221     3,217     3,446
   Other, net....................................    1,513    (6,131)   (1,200)
                                                  --------  --------  --------
   Provision for income taxes.................... $187,497  $159,932  $113,118
                                                  ========  ========  ========
   Effective income tax rate.....................     34.2%     32.6%     33.2%
                                                  ========  ========  ========

  The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets (liabilities) in the "Consolidated Balance Sheets" were:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1997         1996
                                                      -----------  -----------
                                                      (DOLLARS IN THOUSANDS)
   Deferred tax assets:
     Allowance for loan and lease losses............. $   101,873  $   88,924
     Deferred compensation...........................      27,127      17,761
     Postretirement benefits other than pensions.....      16,850      18,256
     Expense accruals................................      13,394       2,861
     Other...........................................      27,035      20,005
                                                      -----------  ----------
       Total tax deferred assets.....................     186,279     147,807
                                                      -----------  ----------
   Deferred tax liabilities:
     Depreciation....................................     (24,721)    (21,972)
     Net unrealized appreciation on securities
      available for sale.............................     (29,136)     (8,481)
     Lease financing.................................     (19,193)    (15,623)
     Pension plan contribution.......................      (9,839)     (6,363)
     Loan servicing rights...........................      (9,745)     (4,048)
     Other...........................................     (21,781)    (21,857)
                                                      -----------  ----------
   Total tax deferred liabilities....................    (114,415)    (78,344)
                                                      -----------  ----------
   Net deferred tax asset............................ $    71,864  $   69,463
                                                      ===========  ==========

  The deferred tax assets have been determined to be realizable, and, accordingly, a valuation allowance was not required. At December 31, 1997, there were no operating losses, income tax credits or alternative minimum tax credit carryforwards.

  Securities transactions resulted in income tax expense (benefits) of $.9 million, $1.1 million and ($7.1 million) related to securities gains (losses) for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE L. BENEFIT PLANS

  BB&T has various employee benefit plans and arrangements. Employees of acquired entities typically participate in existing BB&T plans upon consummation of the acquisitions. Credit is usually given to these employees for years of service at the acquired institution.

  The following table discloses expenses relating to employee benefit plans restated for transactions accounted for as poolings of interests.

                                                         1997    1996    1995
                                                        ------- ------- -------
                                                        (DOLLARS IN THOUSANDS)
   Defined benefit plans............................... $12,960 $12,663 $18,643
   Defined contribution and ESOP plans.................  13,160  13,035  11,712
                                                        ------- ------- -------
     Total expense related to benefit plans............ $26,120 $25,698 $30,355
                                                        ======= ======= =======

 Retirement Plans

  BB&T has a noncontributory defined benefit pension plan. This plan covers substantially all employees. Benefits are based on years of service, age at retirement and the employee's compensation during the five highest consecutive years of earnings within the last ten years of employment.

  BB&T's contributions to the plan were in amounts between the minimum required for funding standard account purposes and the maximum deductible for Internal Revenue Service purposes.

  Supplemental retirement benefits are provided to certain key officers under supplemental executive retirement plans, which are not qualified under the Internal Revenue Code. Although technically unfunded plans, insurance policies on the lives of the covered employees partially fund future benefits.

  Net periodic pension cost, which is included in employee benefits expense, consisted of the following components in 1997, 1996 and 1995.

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
Service cost...................................... $ 12,412  $ 11,488  $ 11,765
Interest cost.....................................   17,911    16,253    14,984
Actual return on assets...........................  (42,875)  (24,260)  (31,771)
Early retirement..................................      --        --      3,372
Net amortization and deferral and other...........   25,684     8,833    19,746
                                                   --------  --------  --------
  Net periodic pension cost....................... $ 13,132  $ 12,314  $ 18,096
                                                   ========  ========  ========

  The following table sets forth the plans' funded status at December 31, 1997 and 1996.

                                   PLANS FOR WHICH         PLANS FOR WHICH
                                    ASSETS EXCEED       ACCUMULATED BENEFITS
                                ACCUMULATED BENEFITS        EXCEED ASSETS
                                ----------------------  ----------------------
                                   1997        1996        1997        1996
                                ----------  ----------  ----------  ----------
                                          (DOLLARS IN THOUSANDS)
Accumulated benefit
 obligation:
  Vested benefits.............  $ (185,227) $ (163,691) $  (10,110) $   (5,471)
  Nonvested benefits..........      (4,488)     (3,720)       (805)       (751)
                                ----------  ----------  ----------  ----------
                                $ (189,715) $ (167,411) $  (10,915) $   (6,222)
                                ==========  ==========  ==========  ==========
Projected benefit obligation..  $ (234,396) $ (221,697) $  (22,946) $  (16,821)
Plan assets at fair value.....     273,922     219,038         --          --
                                ----------  ----------  ----------  ----------
Plan assets in excess of (less
 than) projected benefit
 obligation...................      39,526      (2,659)    (22,946)    (16,821)
Unrecognized transition
 amount.......................      (6,523)     (7,626)        277         321
Unrecognized prior service
 cost.........................     (23,201)     (5,931)      3,516       4,163
Unrecognized net loss.........       6,616      22,281       6,066       3,153
Minimum liability adjustment..         --          --          (89)       (861)
                                ----------  ----------  ----------  ----------
Prepaid (accrued) pension cost
 included in other assets
 (other liabilities)..........  $   16,418  $    6,065  $  (13,176) $  (10,045)
                                ==========  ==========  ==========  ==========

  Plan assets consist primarily of investments in mutual funds consisting of equity investments, obligations of the U.S. Treasury and Federal agencies and corporations. Plan assets included $20.3 million, $11.2 million and $7.9 million of BB&T common stock at December 31, 1997, 1996 and 1995, respectively.

  Actuarial assumptions used in calculating these amounts were:

                                                           1997   1996    1995
                                                           ----  -------  ----
Rate of increase in future compensation...................  5.5%     5.5% 5.5%
Weighted average discount rate............................ 7.25      7.5  7.5
Weighted average expected long-term rate of return on
 assets...................................................  8.0  8.0-9.0  8.0

 Postretirement Benefits

  BB&T revised its retiree health care plans in preparation for the implementation of SFAS No. 106, "Accounting for Postretirement Benefits Other Than Pensions." The plan covers employees retiring after December 31, 1995 who are eligible for participation in the BB&T pension plan and have at least ten years of service. The plan requires retiree contributions, with a subsidy by BB&T based upon years of service of the employee at the time of retirement. The subsidy is periodically reviewed for adjustment. The plan provides flexible benefits to retirees which may also be used for dependents.

  The following table sets forth the components of the retiree benefit plan and the amount recognized in the consolidated financial statements at December 31, 1997, 1996 and 1995 as originally reported.

                                                   1997      1996      1995
                                                 --------  --------  --------
                                                   (DOLLARS IN THOUSANDS)
   Net periodic postretirement benefit cost:
     Service cost............................... $    733  $    834  $  1,048
     Interest cost..............................    2,586     2,667     2,920
     Amortization of net loss and other.........      (37)      344       524
                                                 --------  --------  --------
       Total expense............................ $  3,282  $  3,845  $  4,492
                                                 ========  ========  ========
                                                   1997      1996      1995
                                                 --------  --------  --------
                                                   (DOLLARS IN THOUSANDS)
   Reconciliation of funded status:
     Accumulated postretirement benefit
      obligation................................ $(38,342) $(38,208) $(39,505)
     Unrecognized net (gain) loss...............   (4,359)   (1,463)    1,766
                                                 --------  --------  --------
       Accrued postretirement benefit costs
        included in other liabilities........... $(42,701) $(39,671) $(37,739)
                                                 ========  ========  ========

  Actuarial assumptions used in calculating these amounts were:

                                                   1997     1996       1995
                                                   ----  ----------  --------
   Annual rate of increase in the per capita cost
    of health care claims:
     Current year................................  10.0% 11.0-11.25% 8.0-14.0%
     Final constant amount.......................   5.0    5.0-6.25  4.75-6.5
     Annual decrease.............................   1.0      .5-1.0    .8-1.5
   General inflation rate........................   4.0         4.0       4.0
   Weighted average discount rate................  7.25         7.5   7.5-8.0
   Impact of 1% increase in assumed health care
    cost on:
     Net periodic benefit cost...................   --          3.0   2.0-3.0
     Expected postretirement benefit obligation..   2.0         5.0   3.0-4.0

 401-k Savings Plan

  Prior to 1996, BB&T had an Employee Stock Ownership Plan which allowed all employees to acquire common stock in BB&T by contributing up to 15% of their salaries to the plan. BB&T matched 100% of each employee's contributions, up to a maximum of 6% of the employee's salary. BB&T Financial Corporation had a Savings and Thrift Plan which permitted eligible employees to make contributions up to 16% of base compensation, with matching contributions up to 4% of the employee's base compensation. Effective January 1, 1996, BB&T's Employee Stock Ownership Plan was merged into the former BB&T Financial Corporation Savings and Thrift Plan to form the BB&T Corporation 401-k Savings Plan. The new plan permits employees to contribute up to 16% of their compensation. BB&T matches up to 6% of the employee's compensation with a 100% matching contribution.

 Settlement Agreements

  In connection with recent significant mergers, three executive officers of merged institutions agreed to retire during 1995 and 1997. BB&T entered into settlement and noncompetition agreements with these executive officers to settle existing employment contracts and to require them not to compete with BB&T. One of the agreements provides for annual payments of $1,655,000 less the company-provided portion of certain benefits payable under existing benefit plans. The payments continue for the life of the executive and his current wife but in no event for a period of less than fifteen years. The executive has agreed not to compete in a defined geographic area for fifteen years and to serve as a consultant to BB&T for five years. A second agreement provides for annual payments of $312,000 for ten years or until death. The third settlement agreement provides for annual payments of $769,392 (to be adjusted annually in accordance with the Consumer Price Index) until the executive reaches the age of 65 in 2002, at which time the annual payments will be reduced to 70% of the amount paid during the final year pursuant to the agreement, estimated to be approximately $623,000, less the company-provided portion of benefits payable under certain existing benefit plans. The reduced payments will continue for the life of the executive. If the executive's current wife survives him, payments will continue to her in the annual amount equal to 35% of the amount paid to the executive during the final year pursuant to the agreement. The executive officer has agreed not to compete in a defined geographic area for ten years.

 Other

  There are various other employment contracts, deferred compensation arrangements and covenants not to compete with selected members of management and certain retirees.

NOTE M. COMMITMENTS AND CONTINGENCIES

  BB&T is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and financial guarantees, interest rate caps and floors written, interest rate swaps and forward and futures contracts.

  BB&T's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. BB&T uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                                                            CONTRACT OR
                                                        NOTIONAL AMOUNT AT
                                                           DECEMBER 31,
                                                      -----------------------
                                                         1997        1996
                                                      ----------- -----------
                                                      (DOLLARS IN THOUSANDS)
   Financial instruments whose contract amounts
    represent credit risk:
     Commitments to extend, originate or purchase
      credit......................................... $ 7,791,823 $ 6,754,901
     Standby letters of credit and financial
      guarantees written.............................     262,264     216,910
     Commercial letters of credit....................      35,915      21,703
   Financial instruments whose notional or contract
    amounts exceed the
    amount of credit risk:
     Commitments to sell loans and securities........     555,722     240,121
     Foreign exchange contracts......................     145,855     103,506

  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BB&T evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by BB&T upon extension of credit, is based on management's evaluation of the creditworthiness of the counterparty.

  Standby letters of credit and financial guarantees written are conditional commitments issued by BB&T to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers, and letters of credit are collateralized when necessary.

  Forward commitments to sell mortgage loans and mortgage-backed securities are contracts for delayed delivery of securities in which BB&T agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities' values and interest rates.

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

NOTE N.  REGULATORY REQUIREMENTS AND OTHER RESTRICTIONS

  BB&T's subsidiary banks are required by the Board of Governors of the Federal Reserve System to maintain reserve balances based on certain percentages of deposit types subject to various adjustments. At December 31, 1997, these reserves (including average daily vault cash) amounted to $90.1 million.

  Subject to restrictions imposed by state laws and federal regulations, the Boards of Directors of the subsidiary banks could have declared dividends from their retained earnings up to $1.2 billion at December 31, 1997. The subsidiary banks are prohibited from paying dividends from their capital stock and additional paid-in capital accounts and are required by regulatory authorities to maintain minimum capital levels. BB&T was in compliance with these requirements at December 31, 1997.

  BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on BB&T's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of BB&T's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. BB&T's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets.

                              DECEMBER 31, 1997             DECEMBER 31, 1996
                         ----------------------------- -----------------------------
                                           FOR MINIMUM                   FOR MINIMUM
                              ACTUAL         CAPITAL        ACTUAL         CAPITAL
                         -----------------  ADEQUACY   -----------------  ADEQUACY
                         RATIO    AMOUNT    PURPOSES   RATIO    AMOUNT    PURPOSES
                         -----  ---------- ----------- -----  ---------- -----------
                                          (DOLLARS IN THOUSANDS)
TIER 1 CAPITAL
  BB&T Corporation......  9.9%  $1,979,462 $  796,985  11.5%  $1,997,194 $  692,952
  Branch Banking & Trust
   Company.............. 11.0    1,672,558    606,912  10.8    1,513,438    558,944
  Branch Banking & Trust
   Company of South
   Carolina............. 12.2      368,256    121,094  14.0      396,537    113,370
  Branch Banking & Trust
   Company of Virginia.. 12.1       73,296     24,297  11.7       66,640     22,845
  Fidelity Federal
   Savings Bank......... 12.3       28,253      9,201   N/A          N/A        N/A
  Virginia First Savings
   Bank................. 10.5       62,796     23,882   N/A          N/A        N/A
TOTAL CAPITAL
  BB&T Corporation...... 13.7%  $2,724,293 $1,593,971  14.2%  $2,461,822 $1,385,903
  Branch Banking & Trust
   Company.............. 12.3    1,862,258  1,213,824  12.1    1,686,083  1,117,887
  Branch Banking & Trust
   Company of South
   Carolina............. 13.4      406,120    242,188  15.2      431,991    226,741
  Branch Banking & Trust
   Company of Virginia.. 13.3       80,892     48,593  12.9       73,792     45,691
  Fidelity Federal
   Savings Bank......... 13.3       30,636     18,402   N/A          N/A        N/A
  Virginia First Savings
   Bank................. 11.8       70,317     47,764   N/A          N/A        N/A
LEVERAGE CAPITAL
  BB&T Corporation......  7.2%  $1,979,462 $  836,158   7.9%  $1,997,194 $  761,562
  Branch Banking & Trust
   Company..............  7.6    1,672,558    656,147   7.4    1,513,438    609,794
  Branch Banking & Trust
   Company of South
   Carolina.............  8.5      368,256    129,748   9.4      396,537    126,303
  Branch Banking & Trust
   Company of Virginia..  9.4       73,296     23,284   8.6       66,640     23,267
  Fidelity Federal
   Savings Bank.........  7.9       28,253     10,712   N/A          N/A        N/A
  Virginia First Savings
   Bank.................  7.3       62,796     25,710   N/A          N/A        N/A

--------
N/A--not applicable.

NOTE O. PARENT COMPANY FINANCIAL STATEMENTS

                            CONDENSED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                             1997       1996
                                                          ---------- ----------
                                                               (DOLLARS IN
                                                               THOUSANDS)
ASSETS
Cash and due from banks.................................. $    2,748 $    9,047
Interest-bearing bank balances...........................    605,319    587,330
Investment securities....................................     13,824     40,560
Investment in banking subsidiaries.......................  2,544,183  2,063,285
Investment in other subsidiaries.........................    185,504     52,283
Premises and equipment...................................      5,537      5,809
Receivables from subsidiaries and other assets...........     80,778    183,644
                                                          ---------- ----------
  Total assets........................................... $3,437,893 $2,941,958
                                                          ========== ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowed funds................................ $  638,325 $  566,225
Dividends payable........................................     42,173     29,521
Accounts payable and accrued liabilities.................     23,503     25,626
Long-term debt...........................................    496,255    249,019
                                                          ---------- ----------
  Total liabilities......................................  1,200,256    870,391
                                                          ---------- ----------
  Total shareholders' equity.............................  2,237,637  2,071,567
                                                          ---------- ----------
  Total liabilities and shareholders' equity............. $3,437,893 $2,941,958
                                                          ========== ==========

                          CONDENSED INCOME STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                     1997      1996     1995
                                                   --------  -------- --------
                                                     (DOLLARS IN THOUSANDS)
INCOME
  Dividends from subsidiaries....................  $248,294  $142,854 $240,699
  Interest and other income from subsidiaries....    41,682    36,627   20,261
  Interest on investment securities..............     1,739     2,936    1,855
  Other income...................................    18,047     7,835    6,143
                                                   --------  -------- --------
    Total income.................................   309,762   190,252  268,958
                                                   --------  -------- --------
EXPENSES
  Interest expense...............................    53,161    33,845   17,859
  Occupancy expense..............................       171       171      171
  Other expenses.................................    12,520    11,327   26,760
                                                   --------  -------- --------
    Total expenses...............................    65,852    45,343   44,790
                                                   --------  -------- --------
Income before income tax benefit and equity in
 undistributed earnings of subsidiaries..........   243,910   144,909  224,168
Income tax expense (benefit).....................      (816)      661   (6,042)
                                                   --------  -------- --------
Income before equity in undistributed earnings of
 subsidiaries....................................   244,726   144,248  230,210
Net income of subsidiaries (less than) in excess
 of dividends from subsidiaries..................   115,216   185,927   (2,942)
                                                   --------  -------- --------
Net income.......................................  $359,942  $330,175 $227,268
                                                   ========  ======== ========

                       CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                 1997       1996       1995
                                               ---------  ---------  ---------
                                                  (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................... $ 359,942  $ 330,175  $ 227,268
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Net income of subsidiaries less than (in
   excess of) dividends from subsidiaries.....  (115,216)  (185,927)     2,942
  Depreciation of premises and equipment......       272        214        214
  Amortization of unearned compensation.......     1,227      2,450      3,172
  Discount accretion and premium
   amortization...............................       396        192       (298)
  Loss (gain) on sales of securites...........       --          (9)       100
  Loss on disposals of other real estate
   owned......................................       --         --         240
  Loss on disposal of premises and equipment..       --         --          29
  (Increase) decrease in other assets.........   (20,858)   103,134   (145,852)
  Increase (decrease) in accounts payable and
   accrued liabilities........................    (1,984)     2,293      5,974
                                               ---------  ---------  ---------
    Net cash provided by operating
     activities...............................   223,779    252,522     93,789
                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available
 for sale.....................................       --          14         87
Proceeds from maturities of securities
 available for sale...........................    35,482     49,347    101,339
Purchases of securities available for sale....    (8,717)   (52,324)   (41,697)
Proceeds from sales of securities held to
 maturity.....................................       --         --         520
Proceeds from sales of premises and
 equipment....................................       --         --          79
Investment in subsidiaries....................      (483)   (68,625)      (264)
Advances to subsidiaries......................  (430,897)  (306,857)       --
Repayment of advances to subsidiaries.........   369,375    182,875        --
Net cash paid (received) in purchase
 accounting transactions......................   (45,852)       --         --
                                               ---------  ---------  ---------
    Net cash (used in) provided by investing
     activities...............................   (81,092)  (195,570)    60,064
                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in long-term debt.....   246,873    247,625     (7,333)
Net increase in short-term borrowed funds.....    72,100    169,952    142,004
Net proceeds from common stock issued.........    22,583     49,736     44,242
Redemption of common stock....................  (321,224)  (207,407)   (47,311)
Preferred stock cancellations and
 conversions..................................       --         --      (2,371)
Cash dividends paid on common and preferred
 stock........................................  (151,329)  (123,270)  (107,869)
                                               ---------  ---------  ---------
    Net cash (used in) provided by financing
     activities...............................  (130,997)   136,636     21,362
                                               ---------  ---------  ---------
Net Increase in Cash and Cash Equivalents.....    11,690    193,588    175,215
Cash and Cash Equivalents at Beginning of
 Year.........................................   596,377    402,789    227,574
                                               ---------  ---------  ---------
Cash and Cash Equivalents at End of Year...... $ 608,067  $ 596,377  $ 402,789
                                               =========  =========  =========

NOTE P.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires BB&T to disclose the estimated fair value of its on- and off-balance sheet financial instruments. A financial instrument is defined by SFAS No. 107 as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver to or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms.

  Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. SFAS No. 107 specifies that fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. Because no readily available market exists for a significant portion of BB&T's financial instruments, fair value estimates for these instruments are based on judgments regarding current economic conditions, currency and interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates cannot always be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect the estimates.

  The following methods and assumptions were used by BB&T in estimating the fair value of its financial instruments at December 31, 1997 and 1996:

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

  Long-term debt: The fair values of long-term debt are estimated based on quoted market prices for similar instruments or by using discounted cash flow analyses, based on BB&T's current incremental borrowing rates for similar types of instruments.

  Interest rate swap agreements: The fair values of interest rate swaps (used for hedging purposes) are the estimated amounts that BB&T would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

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

                                     1997                      1996
                            ------------------------  ------------------------
                             CARRYING       FAIR       CARRYING       FAIR
                              AMOUNT        VALUE       AMOUNT        VALUE
                            -----------  -----------  -----------  -----------
                                        (DOLLARS IN THOUSANDS)
Financial assets:
  Cash and cash
   equivalents............. $   969,875  $   969,875  $   927,341  $   927,341
  Trading securities.......      67,878       67,878          --           --
  Securities available for
   sale....................   6,481,515    6,481,515    6,014,221    6,014,221
  Securities held to
   maturity................     147,799      151,581      170,808      175,744
  Loans and leases:
    Loans..................  19,673,653   19,893,665   17,276,102   17,272,691
    Leases.................     616,302          N/A      470,455          N/A
    Allowance for losses...    (263,943)         N/A     (230,070)         N/A
                            -----------               -----------
      Net loans and
       leases.............. $20,026,012               $17,516,487
                            ===========               ===========
Financial liabilities:
  Deposits................. $20,210,116   20,248,044  $19,003,340   19,052,070
  Short-term borrowed
   funds...................   3,015,177    3,015,177    2,280,824    2,280,824
  Long-term debt...........   3,279,667    3,582,628    2,050,479    2,146,487
  Capitalized leases.......       3,291          N/A        3,561          N/A
                             NOTIONAL/                 NOTIONAL/
                             CONTRACT       FAIR       CONTRACT       FAIR
                              AMOUNT        VALUE       AMOUNT        VALUE
                            -----------  -----------  -----------  -----------
Unrecognized financial
 intruments:
  Interest rate swaps, caps
   and floors.............. $ 2,428,930  $    25,570  $ 1,167,099  $     5,775
  Commitments to extend,
   originate or purchase
   credit..................   7,791,823      (14,835)   6,754,901      (12,576)
  Standby and commercial
   letters of credit and
   financial guarantees
   written.................     298,179       (4,495)     238,613       (3,579)
  Commitments to sell loans
   and securities..........     555,722       (2,925)     240,121          822
  Foreign exchange
   contracts...............     145,855          326      103,506          312
  Option contracts
   purchased...............      55,000         (303)      14,000          142
  Option contracts
   written.................      55,000          --        14,000          --
  Futures contracts........       8,486          --           --           --

--------
N/A--Not applicable.

NOTE Q. DERIVATIVES AND OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

  Interest rate volatility often increases to the point that balance sheet repositioning through the use of account repricing and other on-balance sheet strategies cannot occur rapidly enough to avoid adverse net income effects. At those times, off-balance sheet or synthetic hedges are utilized. During 1997, management used interest rate swaps, caps and floors to supplement balance sheet repositioning. Such actions were designed to lower the interest sensitivity of BB&T toward a neutral position.

  Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to transform the repricing characteristics of an asset or liability from a fixed to a floating rate, a floating rate to a fixed rate, or one floating rate to another floating rate. The underlying principal positions are not affected. Swap terms generally range from one year to ten years depending on the need. At December 31, 1997, derivatives with a total notional value of $2.4 billion, with terms ranging up to ten years, were outstanding.

  The following tables set forth certain information concerning BB&T's interest rate swaps at December 31, 1997:

                     INTEREST RATE SWAPS, CAPS AND FLOORS

                               DECEMBER 31, 1997

                             NOTIONAL      RECEIVE         PAY         FAIR
TYPE                          AMOUNT        RATE          RATE        VALUE
----                        -----------  -----------  ------------- ----------
                                         (DOLLARS IN THOUSANDS)
Receive fixed swaps.......  $1,301,000         6.39%         5.86%  $   23,785
Pay fixed swaps...........     351,930         5.88          5.58         (121)
Basis swaps...............     100,000         5.70          5.63          --
Caps & Floors.............     676,000          --            --         1,906
                            ----------   ----------     ---------   ----------
Total.....................  $2,428,930         6.25%         5.79%  $   25,570
                            ==========   ==========     =========   ==========
                              RECEIVE     PAY FIXED    BASIS SWAPS
YEAR-TO-DATE ACTIVITY       FIXED SWAPS     SWAPS     CAPS & FLOORS   TOTAL
---------------------       -----------  -----------  ------------- ----------
Balance, December 31,
 1996.....................  $  487,000   $  304,099     $ 376,000   $1,167,099
Additions.................     849,000      223,900       660,000    1,732,900
Maturities/amortizations..     (35,000)    (176,069)      (10,000)    (221,069)
Terminations..............         --           --       (250,000)    (250,000)
                            ----------   ----------     ---------   ----------
Balance, December 31,
 1997.....................  $1,301,000   $  351,930     $ 776,000   $2,428,930
                            ==========   ==========     =========   ==========
                             ONE YEAR    ONE TO FIVE   FIVE TO 10
MATURITY SCHEDULE             OR LESS       YEARS         YEARS       TOTAL
-----------------           -----------  -----------  ------------- ----------
Receive fixed swaps.......  $  276,000   $  525,000     $ 500,000   $1,301,000
Pay fixed swaps...........     103,987      240,143         7,800      351,930
Basis swaps...............     100,000          --            --       100,000
Caps & Floors.............      11,000      605,000        60,000      676,000
                            ----------   ----------     ---------   ----------
Total.....................  $  490,987   $1,370,143     $ 567,800   $2,428,930
                            ==========   ==========     =========   ==========

  As of December 31, 1997, unearned income from new swap transactions initiated during 1997 was $13.5 million. There were no unamortized deferred gains or losses from terminated transactions remaining at year end. Active transactions resulted in pretax net income of $1.1 million.

  In addition to interest rate swaps, BB&T utilizes written covered over-the-counter call options on specific securities in the available-for-sale portfolio in order to enhance returns. During 1997, options were written on securities totaling $705.0 million. Option fee income was $1.4 million for 1997. There were no unexercised options outstanding at December 31, 1997 or 1996.

  BB&T also utilizes over-the-counter purchased put options and net purchased put options (combination of purchased put option and written call option) in its mortgage banking activities. These options are used to hedge the mortgage warehouse and pipeline against increasing interest rates. Written call options are used in tandem with purchased put options to create a net purchased put option that reduces the cost of the hedge. At December 31, 1997, net purchased put option contracts with a notional value of $55.0 million were outstanding.

  The $2.4 billion of derivatives used in interest rate risk management are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and fixed rate notes. BB&T does not utilize derivatives for trading purposes.

  Although off-balance sheet derivative financial instruments do not expose BB&T to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized based on the quality of the counterparties and the consistent monitoring of these agreements. The counterparties to these transactions were large commercial banks and investment banks. Annually, the counterparties are reviewed for creditworthiness by BB&T's credit policy group. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 1997, BB&T's interest rate swaps, caps and floors reflected an unrealized gain of $25.6 million.

  Other risks associated with interest-sensitive derivatives include the impact on fixed positions during periods of changing interest rates. Indexed amortizing swaps' notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by BB&T. At December 31, 1997, BB&T had no indexed amortizing swaps outstanding.

NOTE R. CALCULATIONS OF EARNINGS PER SHARE

  The basic and diluted earnings per share calculations are presented in the following table:

                                          YEARS ENDED DECEMBER 31,
                               -----------------------------------------------
                                    1997            1996            1995
                               --------------- --------------- ---------------
                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EARNINGS PER SHARE:
 Weighted average number of
  common shares outstanding
  during the period...........     135,742,174     136,024,587     135,911,150
                               =============== =============== ===============
 Net income................... $       359,942 $       330,175 $       227,268
 Less--Preferred dividend
  requirement.................             --              610           5,079
                               --------------- --------------- ---------------
 Income available for common
  shares...................... $       359,942 $       329,565 $       222,189
                               =============== =============== ===============
 Basic earnings per share..... $          2.65 $          2.42 $          1.63
                               =============== =============== ===============
DILUTED EARNINGS PER SHARE:
 Weighted average number of
  common shares outstanding
  during the period...........     135,742,174     136,024,587     135,911,150
 Add--
   Shares issuable assuming
    conversion of convertible
    preferred stock...........             --          938,652       4,458,426
   Dilutive effect of
    outstanding options (as
    determined by application
    of treasury stock
    method)...................       2,405,589       1,890,577       1,218,140
   Issuance of additional
    shares under share
    repurchase agreement,
    contingent upon market
    price.....................          72,294         102,018         326,751
                               --------------- --------------- ---------------
 Weighted average number of
  common shares, as adjusted..     138,220,057     138,955,834     141,914,467
                               =============== =============== ===============
 Net income................... $       359,942 $       330,175 $       227,268
 Add--After tax interest
  expense and amortization of
  issue costs applicable to
  convertible debentures......             --              --              211
                               --------------- --------------- ---------------
 Net income, as adjusted...... $       359,942 $       330,175 $       227,479
                               =============== =============== ===============
 Diluted earnings per share... $          2.60 $          2.38 $          1.60
                               =============== =============== ===============

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED, AS OF MARCH 17, 1998:

                                          BB&T Corporation
                                          (Registrant)

                                                /s/ John A. Allison, IV
                                          By: _________________________________
                                                   John A. Allison, IV
                                             Chairman of the Board and Chief
                                                    Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED AS OF MARCH 17, 1998.

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

                                                /s/ Paul B. Barringer
                                          _____________________________________
                                                    Paul B. Barringer
                                                        Director

                                               /s/ Alfred E. Cleveland
                                          _____________________________________
                                                   Alfred E. Cleveland
                                                        Director

                                              /s/ W. R. Cuthbertson, Jr.
                                          _____________________________________
                                                 W. R. Cuthbertson, Jr.
                                                        Director

                                                  /s/ Ronald E. Deal
                                          _____________________________________
                                                     Ronald E. Deal
                                                        Director

                                                 /s/ A. J. Dooley, Sr.
                                          _____________________________________
                                                    A. J. Dooley, Sr.
                                                        Director

                                                   /s/ Tom D. Efird
                                          _____________________________________
                                                      Tom D. Efird
                                                        Director

                                                 /s/ Paul S. Goldsmith
                                          _____________________________________
                                                    Paul S. Goldsmith
                                                        Director

                                               /s/ Lloyd Vincent Hackley
                                          _____________________________________
                                                  Lloyd Vincent Hackley
                                                        Director

                                                 /s/ Ernest F. Hardee
                                          _____________________________________
                                                    Ernest F. Hardee
                                                        Director

                                                   /s/ Jane P. Helm
                                          _____________________________________
                                                      Jane P. Helm
                                                        Director

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

                                                 /s/ L. Glenn Orr, Jr.
                                          _____________________________________
                                                    L. Glenn Orr, Jr.
                                                        Director

                                              /s/ Richard L. Player, Jr.
                                          _____________________________________
                                                 Richard L. Player, Jr.
                                                        Director

                                             /s/ C. Edward Pleasants, Jr.
                                          _____________________________________
                                                C. Edward Pleasants, Jr.
                                                        Director

                                                  /s/ Nido R. Qubein
                                          _____________________________________
                                                     Nido R. Qubein
                                                        Director

                                                  /s/ E. Rhone Sasser
                                          _____________________________________
                                                     E. Rhone Sasser
                                                        Director

                                                   /s/ Jack E. Shaw
                                          _____________________________________
                                                      Jack E. Shaw
                                                        Director

                                                  /s/ Harold B. Wells
                                          _____________________________________
                                                     Harold B. Wells
                                                        Director

                                 EXHIBIT INDEX

EXHIBIT NO.                  DESCRIPTION                           LOCATION
-----------                  -----------                           --------
  2(a)       Agreement and Plan of Reorganization dated  Incorporated herein by
             as of July 29, 1994 and amended and         reference to Registration
             restated as of October 22, 1994 between the No. 33-56437.
             Registrant and BB&T Financial Corporation.
  2(b)       Plan of Merger as of July 29, 1994 as       Incorporated herein by
             amended and restated on October 22, 1994    reference to Registration
             between the Registrant and BB&T Financial   No. 33-56437.
             Corporation.
  2(c)       Agreement and Plan of Reorganization dated  Incorporated herein by
             as of November 1, 1996 between the          reference to Exhibit 3(a)
             Registrant and United Carolina Bancshares   filed in the Annual Report
             Corporation, as amended.                    on Form 10-K, filed March
                                                         17, 1997.
  2(d)       Agreement of Plan of Reorganization dated   Incorporated herein by
             as of October 29, 1997 between the          reference to Registration
             Registrant and Life Bancorp, Inc.           No. 333-44183.
  3(a)(i)    Amended and Restated Articles of            Incorporated herein by
             Incorporation of the Registrant, as         reference to Exhibit 3(a)
             amended.                                    filed in the Annual Report
                                                         on Form 10-K, filed March
                                                         17, 1997.
  3(a)(ii)   Articles of Amendment of Articles of        Filed herewith.
             Incorporation.
  3(b)       Bylaws of the Registrant, as amended.       Filed herewith.
  4(a)       Articles of Amendment to Amended and        Incorporated herein by
             Restated Articles of Incorporation of the   reference to Exhibit 3(a)
             Registrant related to Junior Participating  filed in the Annual Report
             Preferred Stock.                            on Form 10-K, filed March
                                                         17, 1997.
  4(b)       Rights Agreement dated as of December 17,   Incorporated herein by
             1996 between the Registrant and Branch      reference to Exhibit 1 filed
             Banking and Trust Company, Rights Agent.    under Form 8-A, filed
                                                         January 10, 1997.
  4(c)       Subordinated Indenture (including Form of   Incorporated herein by
             Subordinated Debt Security) between the     reference to Exhibit 4(d) of
             Registrant and State Street Bank and Trust  Registration No. 333-02899.
             Company, Trustee, dated as of May 24, 1996.
  4(d)       Senior Indenture (including Form of Senior  Incorporated herein by
             Debt Security) between the Registrant and   reference to Exhibit 4(c) of
             State Street Bank and Trust company,        Registration No. 333-02899.
             Trustee, dated as of May 24, 1996.
 10(a)*      Death Benefit Only Plan, Dated April 23,    Incorporated herein by
             1990, by and between Branch Banking and     reference to Registration
             Trust Company (as successor to Southern     No. 33-33984.
             National Bank of North Carolina) and L.
             Glenn Orr, Jr.
 10(b)*      BB&T Corporation Non-Employee Directors'    Incorporated herein by
             Deferred Compensation and Stock Option      reference to Exhibit 10(b)
             Plan.                                       of the Annual Report on Form
                                                         10-K, filed March 17, 1997.

EXHIBIT NO.                  DESCRIPTION                           LOCATION
-----------                  -----------                           --------
 10(c)*      BB&T Corporation 1994 Omnibus Stock         Incorporated herein by
             Incentive Plan.                             reference to Registration
                                                         No. 33-57865.
 10(d)*      Settlement and Non-Compete Agreement, dated Incorporated herein by
             February 28, 1995, by and between the       reference to Registration
             Registrant and L. Glenn Orr, Jr.            No. 33-56437.
 10(e)*      Settlement Agreement, Waiver and General    Incorporated herein by
             Release dated September 19, 1994, by and    reference to Registration
             between the Registrant, Branch Banking and  No. 33-56437.
             Trust Company (as successor to Southern
             National Bank of North Carolina) and Gary
             E. Carlton.
 10(f)       BB&T Corporation Savings and Thrift Plan.   Incorporated herein by
                                                         reference to Registration
                                                         No. 33-57867.
 10(g)*      BB&T Corporation 1995 Omnibus Stock         Incorporated herein by
             Incentive Plan.                             reference to Exhibit 10(g)
                                                         filed in the Annual Report
                                                         on Form 10-K, filed March
                                                         17, 1997.
 10(h)*      Form of Branch Banking and Trust Company    Incorporated by reference to
             Long-Term Incentive Plan.                   the identified exhibit under
                                                         the Quarterly Report on Form
                                                         10-Q, filed May 14, 1991.
 10(i)*      Form of Branch Banking and Trust Company    Incorporated by reference to
             Executive Incentive Compensation Plan.      the identified exhibit under
                                                         the Annual Report on Form
                                                         10-K, filed February 22,
                                                         1985.
 10(j)*      BB&T Deferred Compensation Plan for Key     Incorporated herein by
             Employees.                                  reference to Exhibit 10(j)
                                                         filed in the Annual Report
                                                         on Form 10-K, filed March
                                                         17, 1997.


 10(k)*      BB&T Corporation Target Pension Plan.       Incorporated herein by
                                                         reference to Exhibit 10(k)
                                                         filed in the Annual Report
                                                         on Form 10-K, filed March
                                                         17, 1997.
 10(l)*      BB&T Corporation Special Supplemental       Incorporated herein by
             Retirement Plan.                            reference to Exhibit 10(l)
                                                         filed in the Annual Report
                                                         on Form 10-K, filed March
                                                         17, 1997.
 10(m)*      Settlement and Noncompetition Agreement,    Filed herewith.
             dated July 1, 1997, by and between the
             Registrant and E. Rhone Sasser.
 11          Statement re Computation of Earnings Per    Filed herewith as Note R. of
             Share.                                      the "Notes to Consolidated
                                                         Financial Statements."
 21          Subsidiaries of the Registrant.             Filed herewith.
 22          Proxy Statement for the 1998 Annual Meeting Future filing incorporated
             of Shareholders, dated April 28, 1998.      by reference pursuant to the
                                                         General Instruction G(3).

EXHIBIT NO.                  DESCRIPTION                           LOCATION
-----------                  -----------                           --------
 23(a)       Consent of Independent Public Accountants.  Filed herewith.
 23(b)       Opinion of Independent Public Accountants.  Filed herewith.
 27          Financial Data Schedule.                    Filed as an exhibit to the
                                                         electronically-filed
                                                         document as required.

--------
* Management compensatory plan or arrangement.