Form 10-Q
period 1998-03-31
BB&T CORP
filed 1998-05-14
CIK 92230

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549




                                   Form 10-Q

                                ---------------
               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                        For the quarterly period ended:



                                March 31, 1998



                       Commission file number : 1-10853




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

                                (336) 733-2000
             (Registrant's Telephone Number, Including Area Code)



                                ---------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At April 30, 1998, 141,186,661 shares of the registrant's common stock, $5 par value, were outstanding.



                                ---------------
     This Form 10-Q has 21 pages. The Exhibit Index is included on page 20.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               BB&T CORPORATION

                                   FORM 10-Q

                                March 31, 1998

                                     INDEX



                                                                                                     Page No.
                                                                                                    ---------
Part I. FINANCIAL INFORMATION
 Item 1.   Financial Statements (Unaudited) .....................................................        2
           Consolidated Financial Statements ....................................................        2
           Notes to Consolidated Financial Statements ...........................................        6
 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations        10
           Analysis of Financial Condition ......................................................       10
           Market Risk Management ...............................................................       12
           Capital Adequacy and Resources .......................................................       14
           Analysis of Results of Operations ....................................................       15
Part II. OTHER INFORMATION
 Item 1.   Legal Proceedings ....................................................................       20
 Item 6.   Exhibits and Reports on Form 8-K .....................................................       20
SIGNATURES ......................................................................................       21
EXHIBIT 11 Calculation of Earnings Per Share ....................................................        9
EXHIBIT 27 Financial Data Schedule -- Included with electronically-filed document only.

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       BB&T CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                                  (Unaudited)



                                                                                              March 31,      December 31,
                                                                                                 1998            1997
                                                                                           --------------- ---------------
                                                                                            (Dollars in thousands, except
                                                                                                     per share data)
ASSETS
 Cash and due from banks .................................................................   $   833,356     $   851,971
 Interest-bearing deposits with banks ....................................................        13,396          77,065
 Federal funds sold and securities purchased under resale agreements or similiar
   arrangements ..........................................................................       114,960         103,245
 Trading securities ......................................................................       107,272          67,878
 Securities available for sale ...........................................................     7,531,753       7,199,198
 Securities held to maturity (approximate market values of $144,694 at March 31, 1998,
   and $151,581 at December 31, 1997).....................................................       140,722         147,799
 Loans held for sale .....................................................................       911,254         509,141
 Loans and leases, net of unearned income ................................................    20,621,071      20,424,288
   Allowance for loan and lease losses ...................................................      (282,418)       (275,404)
                                                                                             -----------     -----------
    Loans and leases, net ................................................................    20,338,653      20,148,884
                                                                                             -----------     -----------
 Premises and equipment, net .............................................................       425,568         431,631
 Other assets ............................................................................     1,118,776       1,105,987
                                                                                             -----------     -----------
     TOTAL ASSETS ........................................................................   $31,535,710     $30,642,799
                                                                                             ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
   Noninterest-bearing deposits ..........................................................   $ 2,773,106     $ 2,833,238
   Savings and interest checking .........................................................     1,758,768       1,708,657
   Money rate savings ....................................................................     5,359,565       5,241,055
   Other time deposits ...................................................................     9,907,292       9,779,594
   Foreign deposits ......................................................................       996,077       1,385,633
                                                                                             -----------     -----------
     Total deposits ......................................................................    20,794,808      20,948,177
                                                                                             -----------     -----------
 Short-term borrowed funds ...............................................................     4,040,166       3,276,177
 Long-term debt ..........................................................................     3,768,556       3,575,517
 Accounts payable and other liabilities ..................................................       492,134         443,101
                                                                                             -----------     -----------
     TOTAL LIABILITIES ...................................................................    29,095,664      28,242,972
                                                                                             -----------     -----------
 SHAREHOLDERS' EQUITY:
   Preferred stock, $5 par, 5,000,000 shares authorized, none issued and outstanding......            --              --
   Common stock, $5 par, 500,000,000 shares authorized, 141,681,441 issued and
    outstanding at March 31, 1998, and 141,763,220 at December 31, 1997 ..................       708,407         708,816
   Additional paid-in capital ............................................................       134,535         161,018
   Retained earnings .....................................................................     1,550,116       1,482,037
   Loan to employee stock ownership plan and unvested restricted stock ...................          (724)           (962)
   Accumulated other nonshareholder changes in equity, net of deferred income
    taxes of $30,822 at March 31, 1998 and $31,593 at December 31, 1997...................        47,712          48,918
                                                                                             -----------     -----------
     TOTAL SHAREHOLDERS' EQUITY ..........................................................     2,440,046       2,399,827
                                                                                             -----------     -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................................   $31,535,710     $30,642,799
                                                                                             ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME


                                  (Unaudited)


                                                                 For the Three Months Ended
                                                                          March 31,
                                                               -------------------------------
                                                                     1998            1997
                                                               --------------- ---------------
                                                                (Dollars in thousands, except
                                                                        per share data)
INTEREST INCOME
 Interest and fees on loans and leases .......................  $    470,369    $    417,124
 Interest and dividends on securities ........................       119,725         109,046
 Interest on short-term investments ..........................         2,131             813
                                                                ------------    ------------
   Total interest income .....................................       592,225         526,983
                                                                ------------    ------------
INTEREST EXPENSE
 Interest on deposits ........................................       195,009         188,572
 Interest on short-term borrowed funds .......................        47,261          29,966
 Interest on long-term debt ..................................        53,859          34,376
                                                                ------------    ------------
   Total interest expense ....................................       296,129         252,914
                                                                ------------    ------------
NET INTEREST INCOME ..........................................       296,096         274,069
 Provision for loan and lease losses .........................        22,000          21,120
                                                                ------------    ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES        274,096         252,949
                                                                ------------    ------------
NONINTEREST INCOME
 Service charges on deposit accounts .........................        41,090          36,660
 Mortgage banking income .....................................        15,263          12,470
 Trust income ................................................         7,819           6,858
 Agency insurance commissions ................................        14,036          11,393
 Other insurance commissions .................................         2,979           3,557
 Other nondeposit fees and commissions .......................        24,572          18,434
 Securities gains, net .......................................         2,460           1,800
 Other noninterest income ....................................        12,878           6,977
                                                                ------------    ------------
   Total noninterest income ..................................       121,097          98,149
                                                                ------------    ------------
NONINTEREST EXPENSE
 Personnel expense ...........................................       115,542         105,014
 Occupancy and equipment expense .............................        36,782          31,943
 Amortization of intangibles and mortgage servicing rights ...        10,135           5,076
 Other noninterest expense ...................................        66,539          56,641
                                                                ------------    ------------
   Total noninterest expense .................................       228,998         198,674
                                                                ------------    ------------
EARNINGS
 Income before income taxes...................................       166,195         152,424
 Provision for income taxes ..................................        52,477          52,346
                                                                ------------    ------------
 Net income ..................................................  $    113,718    $    100,078
                                                                ============    ============
PER COMMON SHARE
 Net income:
   Basic .....................................................  $        .80    $        .70
                                                                ============    ============
   Diluted ...................................................  $        .78    $        .69
                                                                ============    ============
 Cash dividends declared .....................................  $        .31    $        .27
                                                                ============    ============
AVERAGE SHARES OUTSTANDING
 Basic .......................................................   142,065,987     142,346,658
                                                                ============    ============
 Diluted .....................................................   145,077,846     144,827,632
                                                                ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES


          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


               For the Three Months Ended March 31, 1998 and 1997


                                  (Unaudited)



                                                                                                   Accumulated
                                                                                                      Other
                                          Shares of                  Additional     Retained     Nonshareholder       Total
                                            Common        Common       Paid-In      Earnings         Changes      Shareholders'
                                            Stock          Stock       Capital     and Other*       in Equity        Equity
                                       --------------- ------------ ------------ -------------- ---------------- --------------
                                                                        (Dollars in thousands)
BALANCE, DECEMBER 31, 1996, AS
 PREVIOUSLY REPORTED .................   136,896,865    $ 684,484    $ 145,704     $1,229,640      $  11,739       $2,071,567
 Pooling-of-interests merger with
   Life Bancorp, Inc. ................     5,711,167       28,556       63,664         56,750          1,968          150,938
                                         -----------    ---------    ---------     ----------      ---------       ----------
BALANCE, DECEMBER 31, 1996, AS
 RESTATED ............................   142,608,032      713,040      209,368      1,286,390         13,707        2,222,505
Add (Deduct)
 Nonshareholder changes in equity**:
   Net income ........................            --           --           --        100,078             --          100,078
   Net unrealized depreciation on
    securities available for sale,
    net of deferred income taxes .....            --           --           --             --        (19,600)         (19,600)
                                                                                                                   ----------
 Total nonshareholder changes in
   equity.............................                                                                                 80,478
                                                                                                                   ----------
   Common stock issued ...............     2,008,235       10,041       60,526             --             --           70,567
   Redemption of common stock ........    (2,087,442)     (10,437)     (71,880)            --             --          (82,317)
   Cash dividends declared on
    common stock .....................            --           --           --        (35,035)            --          (35,035)
   Other .............................            --           --           --             89             --               89
                                         -----------    ---------    ---------     ----------      ---------       ----------
BALANCE, MARCH 31, 1997 ..............   142,528,825    $ 712,644    $ 198,014     $1,351,522      $  (5,893)      $2,256,287
                                         ===========    =========    =========     ==========      =========       ==========
BALANCE, DECEMBER 31, 1997, AS
 PREVIOUSLY REPORTED .................   136,051,623    $ 680,258    $  85,185     $1,427,292      $  44,902       $2,237,637
 Pooling-of-interests merger with
   Life Bancorp, Inc. ................     5,711,597       28,558       75,833         53,783          4,016          162,190
                                         -----------    ---------    ---------     ----------      ---------       ----------
BALANCE, DECEMBER 31, 1997, AS
 RESTATED ............................   141,763,220      708,816      161,018      1,481,075         48,918        2,399,827
Add (Deduct)
 Nonshareholder changes in equity**:
   Net income ........................            --           --           --        113,718             --          113,718
   Net unrealized depreciation on
    securities available for sale,
    net of deferred income taxes .....            --           --           --             --         (1,206)          (1,206)
                                                                                                                   ----------
 Total nonshareholder changes in
   equity.............................                                                                                112,512
                                                                                                                   ----------
   Common stock issued ...............       732,801        3,664       22,251             --             --           25,915
   Redemption of common stock ........      (814,580)      (4,073)     (48,734)            --             --          (52,807)
   Cash dividends declared on
    common stock .....................            --           --           --        (45,638)            --          (45,638)
   Other .............................            --           --           --            237             --              237
                                         -----------    ---------    ---------     ----------      ---------       ----------
BALANCE, MARCH 31, 1998 ..............   141,681,441    $ 708,407    $ 134,535     $1,549,392      $  47,712       $2,440,046
                                         ===========    =========    =========     ==========      =========       ==========

---------
* Other includes unvested restricted stock and a loan to the employee stock ownership plan.
**Comprehensive income as defined by SFAS No. 130.

The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


               For the Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)



                                                                                             1998            1997
                                                                                       --------------- ---------------
                                                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..........................................................................  $    113,718    $    100,078
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan and lease losses ................................................        22,000          21,120
  Depreciation of premises and equipment .............................................        16,975          12,486
  Amortization of intangibles and mortgage servicing rights ..........................        10,135           5,076
  Accretion of negative goodwill .....................................................        (1,561)         (1,559)
  Amortization of unearned stock compensation ........................................           237              89
  Discount accretion and premium amortization on securities, net .....................          (391)           (151)
  Net increase in trading account securities .........................................       (39,394)             --
  Loss (gain) on sales of securities, net ............................................        (2,460)         (1,800)
  Loss (gain) on sales of loans, net .................................................        (6,030)         (2,972)
  Loss (gain) on disposals of premises and equipment, net ............................        (1,360)            157
  Proceeds from sales of loans held for sale .........................................       546,346         296,253
  Purchases of loans held for sale ...................................................      (285,214)        (90,575)
  Origination of loans held for sale, net of principal collected .....................      (657,215)       (243,607)
  Decrease (increase) in:
   Accrued interest receivable .......................................................       (22,310)         11,032
   Other assets ......................................................................         6,731           6,990
  Increase (decrease) in:
   Accrued interest payable ..........................................................        13,271           4,247
   Accounts payable and other liabilities ............................................        13,002          48,913
                                                                                        ------------    ------------
  Net cash (used in) provided by operating activities ................................      (273,520)        165,777
                                                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available for sale ................................       538,967         350,248
 Proceeds from maturities, calls and paydowns of securities available for sale .......       500,751         676,792
 Purchases of securities available for sale ..........................................    (1,346,709)     (1,117,025)
 Proceeds from maturities of securities held to maturity .............................         8,724          47,007
 Purchases of securities held to maturity ............................................        (1,715)         (4,823)
 Leases made to customers ............................................................       (23,327)        (14,093)
 Principal collected on leases .......................................................        16,012          14,096
 Loan originations, net of principal collected .......................................      (111,145)       (503,667)
 Purchases of loans ..................................................................       (96,904)        (43,325)
 Net cash acquired in transactions accounted for under the purchase method ...........            --          12,005
 Purchases and originations of mortgage servicing rights .............................       (11,461)         (4,653)
 Proceeds from disposals of premises and equipment ...................................         4,151             383
 Purchases of premises and equipment .................................................       (15,924)        (17,354)
 Proceeds from sales of foreclosed property ..........................................         8,200           3,863
 Proceeds from sales of other real estate held for development or sale ...............            --           1,240
 Other, net ..........................................................................            --           5,002
                                                                                        ------------    ------------
  Net cash used in investing activities ..............................................      (530,380)       (594,304)
                                                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in deposits .................................................      (153,369)        344,853
 Net increase (decrease) in short-term borrowed funds ................................       763,989        (160,524)
 Proceeds from long-term debt ........................................................       453,869         744,164
 Repayments of long-term debt ........................................................      (260,830)       (509,821)
 Net proceeds from common stock issued ...............................................        25,915           4,883
 Redemption of common stock ..........................................................       (52,807)        (82,317)
 Cash dividends paid on common and preferred stock ...................................       (43,436)        (35,035)
                                                                                        ------------    ------------
  Net cash provided by financing activities ..........................................       733,331         306,203
                                                                                        ------------    ------------
Net Decrease in Cash and Cash Equivalents ............................................       (70,569)       (122,324)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................................     1,032,281         938,624
                                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................................  $    961,712    $    816,300
                                                                                        ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest ...........................................................................  $    282,858    $    249,575
  Income taxes .......................................................................         8,222           6,019
 Noncash financing and investing activities:
  Transfer of loans to foreclosed property ...........................................         3,595           5,184
  Transfer of fixed assets to other real estate owned ................................         2,221             834

The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                March 31, 1998
                                  (Unaudited)


A. Basis of Presentation

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries ("BB&T" or the "Corporation") as of March 31, 1998 and December 31, 1997; the consolidated statements of income for the three months ended March 31, 1998 and 1997; the consolidated statements of changes in shareholders' equity for the three months ended March 31, 1998 and 1997; and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997.

   The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T's latest annual report on Form 10-K, as restated in BB&T's Current Report on Form 8-K filed on May 12, 1998, should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain 1997 amounts have been reclassified to conform with statement presentations for 1998. The reclassifications have no effect on shareholders' equity or net income as previously reported.


     Use of Estimates

   The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     Forward-Looking Statements

   This report contains certain forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressure in the banking industry increases significantly; (2) changes in the interest rate environment reduce margins;
   (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes occur in the regulatory environment; (5) changes occur in business conditions and inflation; (6) expected cost savings associated with pending mergers cannot be fully realized; (7) deposit attrition, customer loss or revenue loss following pending mergers is greater than expected; (8) required operational divestitures associated with pending mergers are greater than expected; (9) changes occur in the securities markets; and (10) the Year 2000 issue is not effectively corrected.


B. Nature of Operations

   BB&T is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations in North Carolina, South Carolina and Virginia primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. The commercial banking subsidiaries, Branch Banking and Trust Company ("BB&T-NC"), Branch Banking and Trust Company of South Carolina ("BB&T-SC") and Branch Banking and Trust Company of Virginia ("BB&T-VA"), provide a wide range of traditional banking services to individuals and commercial customers, including small and mid-size businesses, public agencies and local governments. Substantially all of BB&T's loans are to businesses and individuals in the Carolinas and Virginia. Subsidiaries of the commercial banking subsidiaries offer lease financing to commercial businesses and municipal governments, investment services, (including discount brokerage services, annuities, mutual funds and government and municipal bonds), life and property and casualty insurance on an agency basis and insurance premium financing. Other subsidiaries of BB&T provide additional services, such as sub-prime lending, factoring and investment banking.

C. New Accounting Pronouncements

   In February of 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure by continuing and amending existing standards. The statement was effective for financial statements for periods ending after December 15, 1997. Management has determined that BB&T is currently is compliance with the disclosure requirements of SFAS No. 129, and, therefore, the implementation of the statement did not affect the capital structure disclosures made by BB&T.

   In June of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income is the nonshareholder related change in equity (net assets) of a company during a period from transactions and other events. BB&T adopted the provisions of the statement effective January 1, 1998, including retroactive application to prior periods. The standard does not address issues of recognition or measurement of comprehensive income; therefore, the implementation of the statement did not have a material impact on BB&T's consolidated financial position or consolidated results of operations.

   In June of 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997 and requires restatement of all prior periods presented. The standard does not address issues of recognition or measurement; therefore, the implementation of the statement will not have an impact on the consolidated financial position or consolidated results of operations of BB&T, but will require additional disclosures to be made beginning in BB&T's Form 10-K for the period ending December 31, 1998.

   In March of 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises the disclosure requirements for pensions and other postretirement benefit plans. SFAS No. 132 is effective for periods beginning after December 15, 1997, and requires restatement of all prior periods presented. The statement does not address issues of recognition or measurement and, therefore, the implementation of the statement will not have a material impact on the consolidated financial position or consolidated results of operations of BB&T, but will require additional disclosures to be made.

   During the first quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use", SOP 98-1 requires capitalization of computer software costs that meet certain criteria. The statement is effective for fiscal years beginning after December 15, 1998. Adoption of SOP 98-1 is not expected to have a material effect on the BB&T's consolidated financial position or consolidated results of operations.

D. Mergers and Acquisitions

     Completed Acquisitions

   On March 1, 1997, BB&T completed the acquisition of Fidelity Financial Bankshares Corporation of Richmond, Virginia ("Fidelity") in a transaction accounted for as a purchase. Under the terms of the agreement, Fidelity's shareholders received .7137 shares of BB&T common stock in exchange for each share of Fidelity stock held, which resulted in the issuance of approximately 1.6 million shares. In conjunction with the acquisition, BB&T recorded $37.9 million in goodwill, which is being amortized over 15 years using the straight-line method.

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

   On July 1, 1997, BB&T completed its merger with United Carolina Bancshares Corporation ("UCB") of Whiteville, North Carolina, in a transaction accounting for as a pooling of interests. BB&T issued approximately 27.7 million shares of common stock in exchange for all of the shares of UCB common stock outstanding.

   On July 31, 1997, BB&T completed its acquisition of Refloat, Inc. of Mount Airy, North Carolina, and its principal subsidiary, Sheffield Financial Corp. (collectively, "Refloat"), a financial company that specializes in loans to small commercial lawn care businesses across the country. Under the terms of the agreement, Refloat shareholders received approximately 375,000 shares of BB&T common stock in exchange for all Refloat shares outstanding. In conjunction with the acquisition, which was accounted for as a purchase, BB&T recorded $3.0 million of goodwill, which is being amortized over 15 years using the straight-line method.

   On October 1, 1997, BB&T completed the acquisition of Craigie Incorporated ("Craigie"), an investment banking firm located in Richmond, Virginia, through the issuance of approximately 410,000 shares of BB&T common stock. Craigie specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Craigie also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. In conjunction with the acquisition, which was accounted for as a purchase, BB&T recorded $6.9 million of goodwill, which is being amortized over 25 years using the straight-line method.

   On December 1, 1997, BB&T completed its acquisition of Virginia First Financial Corporation of Petersburg, Virginia ("VFFC"). The acquisition, which was accounted for as a purchase, was consummated through the issuance of approximately 1.9 million shares of BB&T common stock and the payment of $44.8 million. In conjunction with the transaction, BB&T recorded $92.0 million in goodwill, which is being amortized using the straight-line method over a period of 15 years.

   On March 1, 1998, BB&T completed its pooling-of-interests merger with Life Bancorp, Inc. ("Life") of Norfolk, Virginia. Accordingly, all amounts presented herein have been restated to reflect the accounts of Life. In conjunction with the merger, BB&T issued approximately 5.8 million shares of common stock in exchange for all of the outstanding shares of Life common stock.

   BB&T typically provides a one-year allocation period for the determination of goodwill following an acquisition accounted for under the purchase method of accounting. Management currently does not anticipate any material adjustments to assigned values of the assets and liabilities of acquired companies.


     Pending Mergers and Acquisitions

   On December 16, 1997, BB&T announced plans to acquire Franklin Bancorporation Inc. ("Franklin") of Washington, D.C. in a stock transaction to be accounted for under the pooling-of-interests method of accounting. Franklin shareholders will receive between .35 and .3743 shares of BB&T common stock in exchange for each share of Franklin common stock held.

   On February 25, 1998, BB&T announced plans to acquire Maryland Federal Bancorp, Inc. ("Maryland Federal") of Hyattsville, Maryland in a transaction to be accounted for as a purchase. Maryland Federal shareholders will receive no less than .5975 and no greater than .6102 shares of BB&T common stock in exchange for each share of Maryland Federal common stock held.

E. Calculation of Earnings Per Share

     BB&T's basic and diluted earnings per share amounts were calculated as follows:



                                                                     For the Three Months
                                                                        Ended March 31,
                                                               ---------------------------------
                                                                     1998             1997
                                                               ---------------- ----------------
                                                               (Dollars in thousands, except per
                                                                          share data)
      Basic Earnings Per Share:
        Weighted average number of common shares
         outstanding during the period .......................    142,065,987      142,346,658
                                                                  ===========      ===========
        Net income ...........................................  $     113,718    $     100,078
                                                                =============    =============
        Basic earnings per share .............................  $         .80    $         .70
                                                                =============    =============
      Diluted Earnings Per Share:
        Weighted average number of common shares
         outstanding during the period .......................    142,065,987      142,346,658
        Add --
         Dilutive effect of outstanding options (as determined
          by application of treasury stock method) ...........      3,011,859        2,472,167
         Issuance of additional shares under share repurchase
          agreement, contingent upon market price ............             --            8,807
                                                                -------------    -------------
        Weighted average number of common shares, as
         adjusted ............................................    145,077,846      144,827,632
                                                                =============    =============
        Net income ...........................................  $     113,718    $     100,078
                                                                =============    =============
        Diluted earnings per share ...........................  $         .78    $         .69
                                                                =============    =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results
                         of Operations


                        ANALYSIS OF FINANCIAL CONDITION

     BB&T's total assets at March 31, 1998 were $31.5 billion, an $892.9 million increase from the balance at December 31, 1997. The principal components of the increase were loans and leases, including loans held for sale, which grew $598.9 million and securities available for sale, which increased $332.6 million compared to year-end 1997. These increases were partially offset by declines in other short-term investments of $52.0 million and cash and due from banks, which decreased $18.6 million. The factors causing the fluctuations in these asset categories are further discussed in the following paragraphs.

     BB&T's loan growth continued at a healthy pace during the first quarter of 1998, increasing 12.0% compared to March 31, 1997. Compared to year-end 1997, loans increased at an annualized rate of 11.6%. Average loans for the first quarter of 1998 increased 12.5% compared to the quarter ended March 31, 1997 and growth was strong in all categories, with mortgage loans increasing at a rate of 28.6%, commercial loans growing by 9.3% and average consumer loans increasing at a rate of 5.4%.

     These growth rates take into account the impact of a divestiture and purchase accounting transactions completed in 1997. BB&T divested $232.3 million of loans in conjunction with the UCB merger and acquired $1.0 billion in loans from the purchases of Fidelity, Phillips, Refloat and VFFC. Excluding the impact of this divestiture and the purchase accounting transactions, average loans for the three months ended March 31, 1998, grew at a rate of 9.7% compared to the first quarter of 1997. By category, excluding the divestiture and the purchase accounting, mortgage loans increased 18.1%, commercial loans grew 7.9% and consumer loans were 4.5% greater than the comparable quarter in 1997.

     Management attributes the growth in loans to the successful execution of the BB&T Sales Management System, which utilizes extensive planning and monitoring procedures and includes incentives for employees to pursue a healthy volume of high-quality, profitable loans.

     At March 31, 1998, securities available for sale, which totaled $7.5 billion, had unrealized gains, net of deferred income taxes, of $47.7 million compared to unrealized gains, net of deferred income taxes, of $48.9 million at December 31, 1997.

     Significant fluctuations in liabilities included short-term borrowed funds, which increased $764.0 million, or 23.3%, from December 31, 1997; deposits, which decreased $153.4 million, or .7%; and long-term debt, which rose $193.0 million, or 5.4%, over the same time frame. On August 15, 1997, BB&T divested $505.8 million of deposits in conjunction with the merger with UCB. Excluding the impact of the divestiture, total deposits at March 31, 1998, would have been $352.4 million, or 1.7%, higher than total deposits at December 31, 1997. BB&T also acquired $893.1 million of deposits during 1997 through the purchases of Fidelity and VFFC.

     Fluctuations in deposits included continued growth in money rate savings accounts, which increased $118.5 million, or 2.3%, during the first quarter of 1998. The substantial growth in money rate savings reflects the continued special promotion of an "Investor Deposit Account," which is more flexible than traditional money rate savings accounts and less costly to BB&T than certificates of deposit.

     Slower deposit growth in recent years, combined with the availability of cost-effective alternative funding sources, caused management to increasingly utilize nondeposit funding sources, such as Federal Home Loan Bank ("FHLB") advances and purchases of Federal funds. In order to supplement slower deposit growth, management is currently focusing on nontraditional funding sources, as well as transaction, savings and money market deposits, which are often more cost-effective than certificates of deposit.

     The significant growth in short-term borrowed funds includes a greater reliance on Federal funds purchased and securities sold under repurchase agreements. These balances can fluctuate substantially overnight based on specific funding needs.

     The growth in long-term debt resulted from increased borrowings from the FHLB.

     FHLB advances composed 51.5% of total long-term debt at March 31, 1998. Such borrowings are heavily utilized because they are the most cost-effective long-term funding source and provide BB&T with the flexibility to structure the debt to manage interest rate risk and liquidity.

Asset Quality

     Nonperforming assets (composed of foreclosed assets, nonaccrual loans and restructured loans) totaled $122.3 million at March 31, 1998, compared to $135.2 million at December 31, 1997. Nonperforming assets as a percentage of loan-related assets were .57% at March 31, 1998, compared to .64% at December 31, 1997. Loans 90 days or more past due and still accruing interest totaled $41.9 million compared to a prior year-end balance of $44.2 million. Net charge-offs totaled $15.0 million and amounted to .29% of average loans and leases in the first quarter of 1998 compared to $12.4 million, or .27% of average loans and leases, in the corresponding period in 1997. While net charge-offs have increased from last year, management considers the current charge-off level to be within reasonable norms from an historical perspective.

     The allowance for loan and lease losses was $282.4 million, or 1.31% of loans and leases, at March 31, 1998, compared to $275.4 million at December 31, 1997. The increase in the allowance was the result of provisions for loan and lease losses that are in excess of actual net losses charged against the allowance.

     The provision for loan and lease losses for the first quarter of 1998 was $22.0 million, compared to $21.1 million in the first quarter of 1997. The small increase in the provision reflects higher net charge-offs.

     Regional Acceptance Corporation ("Regional Acceptance"), BB&T's nonstandard automobile finance subsidiary, has experienced higher-than-expected net charge-offs in recent quarters which is indicative of the current nature of the used automobile financing industry. Management believes that there are long-term benefits to be realized from the acquisition of Regional Acceptance and that asset quality will improve in the future. The current level of net charge-offs at Regional Acceptance is not expected to have a material effect on BB&T's consolidated financial condition or consolidated results of operations.

     Asset quality statistics relevant to the last five calendar quarters are presented in the accompanying table.

                             Asset Quality Analysis



                                                                    3/31/98     12/31/97      9/30/97      6/30/97     3/31/97
                                                                 ------------ ------------ ------------ ------------ -----------
                                                                                     (Dollars in thousands)
ALLOWANCE FOR LOAN & LEASE LOSSES
 Beginning balance .............................................  $ 275,404    $ 266,078    $ 260,968    $ 252,245    $ 239,726
 Allowance for acquired loans ..................................         --       12,012        1,690           --        3,811
 Provision for loan and lease losses ...........................     22,000       29,796       21,745       24,865       21,120
 Net charge-offs ...............................................    (14,986)     (32,482)     (18,325)     (16,142)     (12,412)
                                                                  ---------    ---------    ---------    ---------    ---------
   Ending balance ..............................................  $ 282,418    $ 275,404    $ 266,078    $ 260,968    $ 252,245
                                                                  =========    =========    =========    =========    =========
RISK ASSETS
 Nonaccrual loans and leases ...................................  $  92,267    $  98,891    $  74,372    $  64,858    $  63,926
 Foreclosed real estate ........................................     15,477       20,937       16,531       15,476       16,126
 Other foreclosed property .....................................     14,603       13,986       13,914       13,262       16,046
 Restructured loans ............................................         --        1,377        1,532        1,551        2,429
                                                                  ---------    ---------    ---------    ---------    ---------
   Nonperforming assets ........................................  $ 122,347    $ 135,191    $ 106,349    $  95,147    $  98,527
                                                                  =========    =========    =========    =========    =========
 Loans 90 days or more past due and still accruing .............  $  41,919    $  44,213    $  39,958    $  37,361    $  40,021
                                                                  =========    =========    =========    =========    =========
ASSET QUALITY RATIOS
Nonaccrual loans and leases as a percentage of total loans
 and leases ....................................................        .43%         .47%         .37%         .33%         .33%
Nonperforming assets as a percentage of:
 Total assets ..................................................        .39          .44          .37          .33          .35
 Loans and leases plus foreclosed property .....................        .57          .64          .53          .48          .51
Net charge-offs as a percentage of average loans and leases ....        .29          .64          .37          .33          .27
Allowance for loan and lease losses as a percentage of loans
 and leases ....................................................       1.31         1.32         1.34         1.32         1.31
Ratio of allowance for loan and lease losses to:
 Net charge-offs ...............................................       4.65x        2.14x        3.66x        4.03x        5.01x
 Nonaccrual loans and leases ...................................       3.06         2.75         3.51         3.93         3.80

---------
 All items referring to loans and leases include loans held for sale and are net of unearned income.

 Applicable ratios are annualized.

                            MARKET RISK MANAGEMENT

     The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, BB&T's basic market risk exposure is interest rate risk. A prime objective in interest rate risk management is to minimize the effect that changes in interest rates on interest-sensitive assets and interest-sensitive liabilities have on net interest income. Management uses active balance sheet management as an efficient and cost-effective means of controlling interest rate risk. This is accomplished through strategic pricing of asset and liability accounts. The expected result of strategic pricing is the development of appropriate maturity and repricing opportunities in those accounts to produce consistent net income during changing interest rate environments. The Asset/Liability Management Committee ("ALCO") monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed for proper fixed-rate and variable-rate "mixes" under various interest rate scenarios.

     The asset/liability management process is designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricings and interest rate sensitivities of earning assets, deposits and borrowed funds. It is the responsibility of the ALCO to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital, while achieving corporate performance goals. The ALCO also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The ALCO meets regularly to review BB&T's interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards.

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

     Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the sensitivity of earnings to changes in interest rates. Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T's interest sensitivity by means of a computer-based asset/liability model that incorporates current volumes and rates, maturities, repricing opportunities and anticipated growth of asset and liability portfolios. The model calculates an earnings estimate based on current and projected portfolio balances and rates. This level of detail is needed to correctly simulate the effect that changes in interest rates and portfolio balances will have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better illustration of true earnings potential than other analyses such as static or dynamic gap.

     The asset/liability management process involves various analyses. Management determines the most likely outlook for the economy and interest rates by analyzing environmental factors including regulatory changes, monetary and fiscal policies and the overall state of the economy. BB&T's current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are all considered, given the current environmental situation. This data is combined with various interest rate scenarios to provide management with information necessary to analyze interest sensitivity and to aid in the development of strategies to reach specific performance goals.

     The following table represents the interest sensitivity position of BB&T as of March 31, 1998. This position can be modified by management within a relatively short time period if necessary through the use of various techniques, including securitizing assets, changing funding and investment strategies and utilizing derivative financial instruments. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets; cash flows and maturities of derivative financial instruments; changes in market condition, loan and deposit volumes and pricing; customer preferences; and capital plans. This tabular data does not reflect the impact of any changes in the credit quality of BB&T's assets. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances of assets and liabilities incorporating the projected effect of maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

     Interest Sensitivity Simulation Analysis

                                    Annualized
     Interest                      Hypothetical
       Rate                         Percentage
     Scenario                       Change in
                       Prime       Net Interest
      Linear            Rate          Income
-----------------   -----------   -------------
      +3.00%          11.50 %        -2.33 %
      +1.50           10.00          -1.91
       Flat            8.50           -.20
      -1.50            7.00            .56
      -3.00            5.50            .70

     Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over six months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At March 31, 1998, the sensitivity of BB&T's net interest income to changes in interest rates was within management's targets, as indicated in the accompanying table.


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

     Many of BB&T's derivative contracts are written in amounts referred to as notional amounts. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating payments between the counterparties. On March 31, 1998, BB&T had outstanding interest rate swaps, caps and floors with notional amounts totaling $2.3 billion. The estimated fair value of open contracts used for risk management purposes at March 31, 1998, reflected net unrealized gains of $25.2 million.

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

     A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the interest rate swaps, caps and floors to which BB&T is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit exposure to which BB&T is exposed at any time is immaterial. Further, BB&T has netting agreements with the dealers with which it does business. Because of these netting agreements, BB&T had a minimal amount of off-balance sheet credit exposure at March 31, 1998.

     SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. The following tables set forth certain information concerning BB&T's interest rate swaps, caps and floors at March 31, 1998:


                      Interest Rate Swaps, Caps and Floors
                                 March 31, 1998
                             (Dollars in thousands)



                                 Notional    Receive      Pay     Net Unrealized
Type                              Amount       Rate      Rate     Gains (Losses)
----------------------------- ------------- --------- ---------- ---------------
Receive fixed swaps .........  $1,301,000      6.39%      5.68%      $24,406
Pay fixed swaps .............     349,043      5.68       5.59          (410)
Basis swaps .................      50,000      5.83       5.69            40
Caps & floors ...............     571,000        --         --         1,150
                               ----------      ----       ----       -------
Total .......................  $2,271,043      6.23%      5.66%      $25,186
                               ==========      ====       ====       =======


                                        Receive     Pay Fixed     Basis Swaps
Year-to-date Activity                 Fixed Swaps     Swaps     Caps and Floors      Total
------------------------------------ ------------- ----------- ----------------- -------------
Balance, December 31, 1997 .........  $1,301,000    $351,930      $  776,000      $2,428,930
Additions ..........................          --          --              --              --
Maturities/amortizations ...........          --      (2,887)        (50,000)        (52,887)
Terminations .......................          --          --        (105,000)       (105,000)
                                      ----------    --------      ----------      ----------
Balance, March 31, 1998 ............  $1,301,000    $349,043      $  621,000      $2,271,043
                                      ==========    ========      ==========      ==========


                               One Year   One to Five   After Five
Maturity Schedule*              or Less      Years        Years        Total
----------------------------- ---------- ------------- ----------- -------------
Receive fixed swaps .........  $751,000     $ 50,000    $500,000    $1,301,000
Pay fixed swaps .............   111,490      230,053       7,500       349,043
Basis swaps .................    50,000           --          --        50,000
Caps & floors ...............    11,000      500,000      60,000       571,000
                               --------     --------    --------    ----------
Total .......................  $923,490     $780,053    $567,500    $2,271,043
                               ========     ========    ========    ==========

---------
* Maturities are based on full contract extensions.


                        CAPITAL ADEQUACY AND RESOURCES

     The maintenance of appropriate levels of capital is a management priority. Capital adequacy is monitored on an ongoing basis by management. BB&T's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base to support future growth and comply with all regulatory standards.

     Total shareholders' equity was $2.4 billion at March 31, 1998 and December 31, 1997. BB&T's book value per common share at March 31, 1998, was $17.22, versus $16.93 at December 31, 1997.

     Tier 1 capital (total shareholders' equity less goodwill and other disallowed intangible assets), total risk-based capital and the leverage ratios at March 31, 1998, were 10.4%, 14.1% and 7.1%, respectively. The comparable ratios at the end of 1997 were 10.3%, 14.0% and 7.2%, respectively. The Tier 1 and total capital ratios measure capital relative to risk-weighted assets as defined by FRB guidelines. An 8.00% minimum of total capital to risk-weighted assets is required. One-half of the 8.00% minimum must consist of tangible common shareholders' equity (Tier 1 capital) under regulatory guidelines. The leverage ratio, established by the FRB, measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.00%.

     As reflected in the following table, the Tier 1 capital ratio and the leverage ratio have declined somewhat from the first quarter of 1997. These modest declines reflect significant acquisition activity during 1997 resulting in rapid growth in intangible assets, which decreases tangible equity. Also, management has undertaken a program to repurchase BB&T common stock to utilize in effecting acquisitions accounted for as purchases. This program resulted in the repurchase of 814,580 shares of common stock at an aggregate cost of $52.8 million through the first three months of 1998.


                            Capital Adequacy Ratios



                              1998                     1997
                           --------- ----------------------------------------
                             First     Fourth    Third     Second     First
                            Quarter   Quarter   Quarter   Quarter    Quarter
                           --------- --------- --------- --------- ----------
Risk-based capital ratios:
 Tier 1 capital ..........    10.4%     10.3%     10.1%     10.9%      11.1%
 Total capital ...........    14.1      14.0      13.7      14.8       13.7
Leverage ratio ...........     7.1       7.2       7.2       7.5        7.8

                       ANALYSIS OF RESULTS OF OPERATIONS

     Net income for the first three months of 1998 totaled $113.7 million, an increase of 13.6% over the $100.1 million earned during the first quarter of 1997. On a diluted per share basis, earnings for the three months ended March 31, 1998, were $.78 compared to $.69 for the same period in 1997, an increase of 13.0%. BB&T's operating results for the first quarter of 1998 produced an annualized return on average assets of 1.50% and an annualized return on average shareholders' equity of 18.77% compared to prior year ratios of 1.49% and 17.98%, respectively.

     BB&T's earnings in 1998 were adversely affected by nonrecurring charges. During the first quarter of 1998, BB&T recorded $7.8 million in pretax expenses primarily associated with the Life merger. These charges included costs associated with professional fees, the reduction of staffing levels, early retirement packages and other personnel-related expenses.

     Excluding the impact of the nonrecurring merger-related charges on 1998 operations, BB&T would have had net income for the first three months of 1998 of $119.7 million, compared to earnings in the prior year of $100.1 million, an increase of 19.6%. On a diluted per share basis, earnings, excluding nonrecurring charges, totaled $.83, up 20.3% from the prior year earnings per share of $.69. Earnings before nonrecurring expenses for the first quarter of 1998 produced an annualized return on average assets of 1.58% and a return on average equity of 19.77%, compared to prior year ratios of 1.49% and 17.98%, respectively.

     BB&T's growth in recurring earnings resulted from three principal factors. First, as discussed above, BB&T has experienced an excellent growth rate in loans resulting in an 8.0% increase in net interest income in the first quarter of 1998, compared to the first quarter of 1997. Second, BB&T's noninterest income increased 23.4% for the three months ended March 31, 1998, compared to the same period in 1997. This robust rate of growth demonstrates the successful execution of the BB&T Sales Management System. Third, BB&T has controlled the growth of recurring noninterest expenses and emphasized operating efficiency. These efforts can be measured by the efficiency ratio (recurring noninterest expenses as a percentage of total recurring revenues on a fully tax equivalent basis), which improved from 51.9% to 51.3% for the three months ended March 31, 1997 and 1998, respectively.


Net Interest Income

     Net interest income on a fully taxable equivalent ("FTE") basis was $311.2 million for the first three months of 1998 compared to $284.5 million for the same period in 1997, a 9.4% increase. For the three months ended March 31, 1998 and 1997, average interest-earning assets increased $3.1 billion, or 11.6%, to $29.4 billion, while average interest-bearing liabilities also increased by $3.0 billion. During the same time period, the net interest margin decreased from a first quarter 1997 rate of 4.46% to a current quarter rate of 4.36%. The 10 basis point decline in margin was primarily driven by the funding costs associated with BB&T's share repurchase program, which resulted in a reduction in margin of 6 basis points and the 1997 divestiture, which resulted in the remaining 4 basis point decline.

     The taxable equivalent yield on the loan portfolio was 9.16% for the first quarter compared to 9.10% for the first quarter of 1997 and 9.12% for the fourth quarter of 1997. This increase results from a more profitable mix of loans and is a basic driver of BB&T's growth in revenues during recent quarters.

     The taxable equivalent yield on the securities portfolio during the first quarter was 6.84%, up from 6.73% for the first quarter of 1997 and down slightly from 6.90% for the fourth quarter of 1997. The improvement in the overall yield on securities was primarily the result of achieving higher returns on U.S. Treasuries and other government agencies during the quarter.

     The average rate paid on interest-bearing deposits during the first quarter of 1998 was 4.41%, unchanged from the rate paid during the first quarter a year ago and down slightly from the 4.43% rate paid during the fourth quarter of 1997, which was 4.43%.

     The average rate paid on short-term borrowed funds during the first quarter was 5.41%, up from 5.17% paid in the first quarter of 1997 and up slightly from the 5.40% paid during the fourth quarter of 1997.

     The rate paid on long-term debt during the first quarter was 5.80%, up from 5.62% paid during the first quarter of 1997.

     The following table demonstrates fluctuations in net interest income and the related yields for the first quarter compared to the comparable period last year, and details the portions of these changes caused by changes in rates versus changes in volumes.


                 Net Interest Income and Rate / Volume Analysis
               For the Three Months Ended March 31, 1998 and 1997



                                             Average Balances            Yield/Rate
       Fully Taxable Equivalent -       --------------------------- ---------------------
         (Dollars in thousands)              1998          1997        1998       1997
--------------------------------------- ------------- ------------- ---------- ----------
 ASSETS
 Securities (1):
  U.S. Treasury, government and
   other (5) ..........................  $ 7,322,718   $ 6,639,772  6.78%      6.68%
  States and political
   subdivisions .......................      160,525       184,189  8.97       8.76
                                         -----------   -----------  -----      -----
   Total securities (5) ...............    7,483,243     6,823,961  6.84       6.73
 Other earning assets (2) .............      147,235        60,446  5.94       5.54
 Loans and leases, net of unearned
  income (1)(3)(4)(5) .................   21,087,685    18,739,135  9.16       9.10
                                         -----------   -----------  -----      -----
   Total earning assets ...............   28,718,163    25,623,542  8.54       8.46
                                         -----------   -----------  -----      -----
   Non-earning assets .................    2,024,428     1,551,806
                                         -----------   -----------
    TOTAL ASSETS ......................  $30,742,591   $27,175,348
                                         ===========   ===========
 LIABILITIES AND
  SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
  Savings, interest-checking and
   MRS sweeps .........................  $ 1,773,017   $ 2,127,682  1.81       1.78
  Money rate savings ..................    5,189,894     4,417,358  3.03       2.99
  Time deposits .......................   10,950,526    10,798,211  5.49       5.51
                                         -----------   -----------  -----      -----
   Total interest-bearing deposits.....   17,913,437    17,343,251  4.41       4.41
 Short-term borrowed funds ............    3,541,752     2,352,858  5.41       5.17
 Long-term debt .......................    3,741,611     2,464,586  5.80       5.62
                                         -----------   -----------  -----      -----
   Total interest-bearing
    liabilities .......................   25,196,800    22,160,695  4.76       4.62
                                         -----------   -----------  -----      -----
   Demand deposits ....................    2,611,530     2,427,718
   Other liabilities ..................      477,640       329,358
   Shareholders' equity ...............    2,456,621     2,257,577
                                         -----------   -----------
 TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY ..............................  $30,742,591   $27,175,348
                                         ===========   ===========
 Average interest rate spread .........                             3.78       3.84
 Net yield on earning assets ..........                             4.36%      4.46%
                                                                    =====      =====
 Taxable equivalent adjustment ........



                                            Income/Expense                     Change due to
       Fully Taxable Equivalent -       -----------------------   Increase  --------------------
         (Dollars in thousands)             1998        1997     (Decrease)    Rate     Volume
--------------------------------------- ----------- ----------- ----------- --------- ----------
 ASSETS
 Securities (1):
  U.S. Treasury, government and
   other (5) ..........................  $124,036    $110,859    $ 13,177    $1,607    $ 11,570
  States and political
   subdivisions .......................     3,598       4,036        (438)       83        (521)
                                         --------    --------    --------    ------    --------
   Total securities (5) ...............   127,634     114,895      12,739     1,690      11,049
 Other earning assets (2) .............     2,158         826       1,332        64       1,268
 Loans and leases, net of unearned
  income (1)(3)(4)(5) .................   477,510     421,689      55,821     2,656      53,165
                                         --------    --------    --------    ------    --------
   Total earning assets ...............   607,302     537,410      69,892     4,410      65,482
                                         --------    --------    --------    ------    --------
   Non-earning assets .................
    TOTAL ASSETS ......................
 LIABILITIES AND
  SHAREHOLDERS' EQUITY
 Interest-bearing deposits:
  Savings, interest-checking and
   MRS sweeps .........................     7,898       9,324      (1,426)      152      (1,578)
  Money rate savings ..................    38,807      32,515       6,292       523       5,769
  Time deposits .......................   148,304     146,733       1,571      (493)      2,064
                                         --------    --------    --------    ------    --------
   Total interest-bearing deposits.....   195,009     188,572       6,437       182       6,255
 Short-term borrowed funds ............    47,261      29,966      17,295     1,493      15,802
 Long-term debt .......................    53,859      34,376      19,483     1,134      18,349
                                         --------    --------    --------    ------    --------
   Total interest-bearing
    liabilities .......................   296,129     252,914      43,215     2,809      40,406
                                         --------    --------    --------    ------    --------
   Demand deposits ....................
   Other liabilities ..................
   Shareholders' equity ...............
 TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY ..............................
 Average interest rate spread .........
 Net yield on earning assets ..........  $311,173    $284,496    $ 26,677    $1,601    $ 25,076
                                         ========    ========    ========    ======    ========
 Taxable equivalent adjustment ........  $ 15,077    $ 10,427
                                         ========    ========

---------
(1) Yields related to securities, loans and leases exempt from both federal and state income taxes, federal income taxes only or state income taxes only are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.

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

Noninterest Income

     Noninterest income for the three months ended March 31, 1998 was $121.1 million, compared to $98.1 million for the same period in 1997, an increase of 23.4%.

     BB&T experienced positive development in all significant areas of noninterest income except non-agency insurance commissions. Service charges on deposits, mortgage banking revenues, agency insurance commissions and trust income all showed strong gains during the period. The percentage of total revenues (tax-equivalent net interest income plus noninterest income excluding securities gains or losses and nonrecurring items) derived from noninterest income for the three months ended March 31, 1998, was 27.6%, up from 25.3% for the first three months of 1997.

     Service charges on deposits increased $4.4 million, or 12.1%, for the first three months in 1998, compared to the first quarter of 1997. The primary factor contributing to this growth was an increase in the fee schedule on deposit services that became effective in the first quarter of 1998. The largest components of the growth within service charges on deposits included account analysis fees on commercial transaction accounts, service charges on personal accounts and overdraft charges.

     Trust income grew $961,000, or 14.0%, for the three months ended March 31, 1998, compared to the same period in 1997. This increase reflects expanded services and a growing trust customer base, as well as an increase in income from assets under management.

     Agency insurance commissions increased significantly, up $2.6 million, or 23.2%, in the first three months of 1998 compared to the same three month period of 1997. The growth in agency insurance commissions resulted from increases in property and casualty insurance commissions, purchase accounting transactions and insurance fees and charges. A portion of the first quarter increase reflects seasonality for certain contingent commissions. BB&T has the largest independent insurance agency system in the Carolinas. The network has expanded the types of products offered to include group health, surety bonds and title insurance in recent quarters. Management anticipates continued growth in agency insurance commissions and will continue to pursue acquisitions of quality independent agencies.

     Income from mortgage banking activities increased $2.8 million, or 22.4%, for the three months ended March 31, 1998, compared to the same period in 1997. The increase resulted from higher mortgage loan servicing fees and underwriting fees, an increase in gains on mortgage loans during the quarter. These increases were offset to an extent by a $3.2 million addition to the valuation reserve for mortgage servicing rights.

     Other nondeposit fees and commissions increased by $6.1 million, or 33.3%, to a level of $24.6 million for the three months ended March 31, 1998, compared with $18.4 million for the first three months of 1997. The basic components generating the increase in nondeposit fees and commissions were revenues from investment services, which increased $1.5 million, ATM and Point-of-Sale fees, which increased $628,000 and bankcard income (primarily net merchant interchange fees), which increased $1.0 million. Also, BB&T acquired four companies using the purchase accounting method during 1997. These acquisitions resulted in $2.3 million of the increase in other nondeposit fees and commissions.

     Other income increased $5.9 million for the first three months of 1998 primarily as a result of a $1.5 million increase in income from additional investments in life insurance products and $3.9 million earned by companies acquired in purchase accounting transactions after the first quarter last year.



Noninterest Expense

     Noninterest expenses totaled $229.0 million for the first three months of 1998 compared to $198.7 million for the same period a year ago. The 15.3% increase resulted in part from the merger-related nonrecurring charges previously discussed. Excluding the $7.8 million of pretax nonrecurring charges recorded in 1998, noninterest expenses would have been $221.2 million for the quarter, up 11.3% from the prior year. An explanation for the increase follows in the accompanying paragraphs.

     Personnel expense, the largest component of noninterest expense, was $115.5 million for the first three months of 1998 compared to $105.0 million for the same period in 1997, an increase of $10.5 million, or 10.0%. The increase was partly caused by $2.4 million in nonrecurring merger-related charges in the form of severance pay, termination of employment contracts, early retirement packages and other related benefits. Excluding these costs, personnel expense increased $8.1 million, or 7.7%. This increase resulted almost entirely because of acquisitions accounted for as purchases completed subsequent to the first quarter of 1997.

     Occupancy and equipment expense for the three months ended March 31, 1998, totaled $36.8 million, an increase of $4.8 million, or 15.1%, compared to 1997. This increase was principally due to purchase accounting transactions, which resulted in an increase of $1.1 million, and communications expense, which increased $1.6 million.

     The amortization of intangible assets and mortgage servicing rights totaled $10.1 million for the three months ended March 31, 1998, a 99.7% increase from the amount incurred in the same quarter of 1997. This was the result of a $2.8 million increase in amortization of mortgage loan servicing rights and increased amortization of goodwill from various purchase accounting transactions, including Virginia First, which had $1.5 million of goodwill amortization and Fidelity, which had $427,000 of goodwill amortization.

     Other noninterest expenses for the first three months of 1998 totaled $66.5 million, an increase of $9.9 million, or 17.5%, over 1997. The 1998 expenses include $5.2 million of nonrecurring expenses related to the Life merger. Excluding the impact of these charges, other noninterest expense would have totaled $61.3 million for the three months, an increase of $4.7 million, or 8.3%. This increase was primarily due to purchase accounting acquisitions, which resulted in $3.3 million of increased expenses and a $2.1 million increase in professional services expense, which includes $1.9 million in costs to make the necessary modifications to upgrade BB&T's systems to make them year 2000 compliant (as discussed below).


     Year 2000 Issue

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

     BB&T began planning its Year 2000 remediation strategy in 1996 and has formed a project committee that meets regularly to review the progress of remediation efforts. Based on the assessments of this committee, BB&T has determined that it will be required to modify or replace significant portions of its information technology platform and other systems so that they will properly utilize data as the Year 2000 approaches and is reached. These efforts are currently underway. Management presently believes that with modifications to existing systems and conversions to new systems, the effects of the Year 2000 Issue will be corrected. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of BB&T, which in turn could have a materially adverse effect on BB&T's results of operations and financial condition.

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

     BB&T is utilizing both internal and external resources to reprogram, replace, and test software and other components of its systems for Year 2000 modifications. BB&T has targeted a completion date of December 31, 1998, for Year 2000 project work on critical business applications. System applications have been scheduled for modification based on a risk-adjusted priority to ensure that critical programs are adequately completed in time to allow for extended testing. The projected remaining cost of the Year 2000 project is currently estimated at $25 million and is being funded through operating cash flows. As of March 31, 1998, a cumulative total of approximately $5 million had been spent on the assessment of and efforts in connection with the Year 2000 project and the development and implementation of the remediation plan.

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

Provision for Income Taxes

     The provision for income taxes totaled $52.5 million for the first three months of 1998, an increase of $131,000 million, or .3%. Excluding the tax benefits associated with the nonrecurring charges detailed above, the provision for income taxes totaled $54.3 million, an increase of $1.9 million, or 3.7%. Effective tax rates on recurring pretax income were 31.2% and 34.3% for the three months ended March 31, 1998 and 1997, respectively. The lower effective tax rate for the first quarter of 1998 reflects positive results from BB&T's ongoing tax minimization strategies.


                             Profitability Measures



                                                       1998                          1997
                                                    ---------   ----------------------------------------------
                                                      First       Fourth      Third       Second       First
                                                     Quarter     Quarter     Quarter     Quarter      Quarter
                                                    ---------   ---------   ---------   ---------   ----------
 Return on average assets .......................     1.50 %      1.18 %       .90 %      1.44 %      1.49 %
 Return on average common equity ................    18.77       15.25       11.34       17.92       17.98
 Net interest margin ............................     4.36        4.36        4.44        4.52        4.46
 Efficiency ratio (taxable equivalent)* .........     51.3        50.5        50.9        51.2        51.9

---------
* Excludes securities gains (losses), foreclosed property expense and nonrecurring items.

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

     (a) Exhibit 11 -- "Computation of Earnings Per Share" is included herein as Note E.

         Exhibit 27 -- "Financial Data Schedule" is included in the electronically-filed document as required.

     (b) On January 15, 1998, BB&T filed a Form 8-K under Item 5 to report its financial condition and the results of operations for the fourth quarter of 1997. On February 26, 1998, BB&T filed a Form 8-K under Item 5 to announce plans to acquire Maryland Federal Bancorp, Inc. of Hyattsville, Maryland. On February 27, 1998, BB&T filed a Form 8-K under Item 5 to announce a new share repurchase plan. On April 13, 1998, BB&T filed a Form 8-K under Item 5 to report its financial condition and the results of operations for the first quarter of 1998. On May 13, 1998, BB&T filed a Form 8-K under Item 5 to restate the 1997 Form 10-K for the accounts of Life Bancorp, Inc.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      BB&T CORPORATION
                      (Registrant)


Date: May 14, 1998    By:  /s/  SCOTT E. REED
                         ------------------------------------
                         Scott E. Reed, Senior Executive Vice President and Chief Financial Officer



Date: May 14, 1998    By:  /s/  SHERRY A. KELLETT
                         ------------------------------------
                         Sherry A. Kellett, Senior Executive Vice President and Controller (Principal Accounting Officer)