Form 10-Q
period 1998-06-30
BB&T CORP
filed 1998-08-13
CIK 92230

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


                                 JUNE 30, 1998


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


     At July 31, 1998, 143,105,057 shares of the registrant's common stock, $5 par value, were outstanding.



                                ---------------
    This Form 10-Q has 25 pages. The Exhibit Index is included on page 24.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               BB&T CORPORATION



                                   FORM 10-Q


                                 JUNE 30, 1998


                                     INDEX



                                                                                            PAGE NO.
                                                                                           ---------
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited) ...............................................     3
          Consolidated Financial Statements ..............................................     3
          Notes to Consolidated Financial Statements .....................................     7
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of          10
  Operations
          Analysis of Financial Condition ................................................    10
          Market Risk Management .........................................................    13
          Capital Adequacy and Resources .................................................    16
          Analysis of Results of Operations ..............................................    17
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings ..............................................................    24
  Item 4. Submission of Matters to a Vote of Security Holders ............................    24
  Item 6. Exhibits and Reports on Form 8-K ...............................................    24
SIGNATURES ...............................................................................    25
EXHIBIT 11 Calculation of Earnings Per Share .............................................    24
EXHIBIT 27 Financial Data Schedule -- Included with electronically-filed document only.

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                       BB&T CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                               JUNE 30,       DECEMBER 31,
                                                                                                 1998             1997
                                                                                           ---------------- ----------------
                                                                                              (UNAUDITED)
 ASSETS
   Cash and due from banks ...............................................................   $    786,291     $    851,971
   Interest-bearing deposits with banks ..................................................          7,926           77,065
   Federal funds sold and securities purchased under resale agreements or similiar
    arrangements .........................................................................        128,618          103,245
   Trading securities ....................................................................         71,156           67,878
   Securities available for sale .........................................................      7,134,865        7,199,198
   Securities held to maturity (approximate market values of $132,331 at June 30,
    1998, and $151,581 at December 31, 1997) .............................................        128,817          147,799
   Loans held for sale ...................................................................        959,465          509,141
   Loans and leases, net of unearned income ..............................................     21,010,495       20,424,288
    Allowance for loan and lease losses ..................................................       (289,310)        (275,404)
                                                                                             ------------     ------------
     Loans and leases, net ...............................................................     20,721,185       20,148,884
                                                                                             ------------     ------------
   Premises and equipment, net ...........................................................        430,494          431,631
   Other assets ..........................................................................      1,174,708        1,105,987
                                                                                             ------------     ------------
     TOTAL ASSETS ........................................................................   $ 31,543,525     $ 30,642,799
                                                                                             ============     ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 DEPOSITS:
   Noninterest-bearing deposits ..........................................................   $  2,849,103     $  2,833,238
   Savings and interest checking .........................................................      1,553,341        1,708,657
   Money rate savings ....................................................................      5,619,631        5,241,055
   Other time deposits ...................................................................     10,548,908        9,779,594
   Foreign deposits ......................................................................        559,057        1,385,633
                                                                                             ------------     ------------
     Total deposits ......................................................................     21,130,040       20,948,177
                                                                                             ------------     ------------
   Short-term borrowed funds .............................................................      3,355,421        3,276,177
   Long-term debt ........................................................................      4,146,008        3,575,517
   Accounts payable and other liabilities ................................................        491,118          443,101
                                                                                             ------------     ------------
     TOTAL LIABILITIES ...................................................................     29,122,587       28,242,972
                                                                                             ------------     ------------
 SHAREHOLDERS' EQUITY:
   Preferred stock, $5 par, 5,000,000 shares authorized, none issued and outstanding .....             --               --
   Common stock, $5 par, 500,000,000 shares authorized, 140,504,072 issued and
    outstanding at June 30, 1998, and 141,763,220 at December 31, 1997 ...................        702,520          708,816
   Stock dividend distributable ..........................................................        702,520               --
   Additional paid-in capital ............................................................         47,216          161,018
   Retained earnings .....................................................................        920,139        1,482,037
   Loan to employee stock ownership plan and unvested restricted stock ...................           (623)            (962)
   Accumulated other nonshareholder changes in equity, net of deferred income taxes
    of $30,134 at June 30, 1998, and $31,593 at December 31, 1997.........................         49,166           48,918
                                                                                             ------------     ------------
     TOTAL SHAREHOLDERS' EQUITY ..........................................................      2,420,938        2,399,827
                                                                                             ------------     ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................................   $ 31,543,525     $ 30,642,799
                                                                                             ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME


                                  (UNAUDITED)



                                                                       FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,                      JUNE 30,
                                                                     ------------------------------ -----------------------------
                                                                          1998            1997           1998           1997
                                                                     -------------- --------------- -------------- --------------
                                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
 Interest and fees on loans and leases .............................  $    482,703   $    443,113    $    953,072   $    860,237
 Interest and dividends on securities ..............................       118,502        115,392         238,227        224,438
 Interest on short-term investments ................................         2,060            956           4,191          1,769
                                                                      ------------   ------------    ------------   ------------
   Total interest income ...........................................       603,265        559,461       1,195,490      1,086,444
                                                                      ------------   ------------    ------------   ------------
INTEREST EXPENSE
 Interest on deposits ..............................................       198,295        196,134         393,304        384,706
 Interest on short-term borrowed funds .............................        52,310         35,856          99,571         65,822
 Interest on long-term debt ........................................        53,698         39,265         107,557         73,641
                                                                      ------------   ------------    ------------   ------------
   Total interest expense ..........................................       304,303        271,255         600,432        524,169
                                                                      ------------   ------------    ------------   ------------
NET INTEREST INCOME ................................................       298,962        288,206         595,058        562,275
 Provision for loan and lease losses ...............................        21,000         24,865          43,000         45,985
                                                                      ------------   ------------    ------------   ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE
 LOSSES ............................................................       277,962        263,341         552,058        516,290
                                                                      ------------   ------------    ------------   ------------
NONINTEREST INCOME
 Service charges on deposit accounts ...............................        41,866         37,993          82,956         74,653
 Mortgage banking income ...........................................        22,688         11,093          37,951         23,563
 Trust income ......................................................         8,006          8,504          15,825         15,362
 Agency insurance commissions ......................................        12,180          9,316          26,216         20,709
 Other insurance commissions .......................................         3,210          3,347           6,189          6,904
 Other nondeposit fees and commissions .............................        27,099         20,470          51,671         38,904
 Securities gains (losses), net ....................................         1,188           (933)          3,648            867
 Other noninterest income ..........................................        13,346          7,065          26,224         14,042
                                                                      ------------   ------------    ------------   ------------
   Total noninterest income ........................................       129,583         96,855         250,680        195,004
                                                                      ------------   ------------    ------------   ------------
NONINTEREST EXPENSE
 Personnel expense .................................................       116,064        104,084         231,606        209,098
 Occupancy and equipment expense ...................................        39,064         33,821          75,846         65,764
 Amortization of intangibles and mortgage servicing rights .........        10,996          5,720          21,131         10,796
 Other noninterest expense .........................................        63,286         61,555         129,825        118,196
                                                                      ------------   ------------    ------------   ------------
   Total noninterest expense .......................................       229,410        205,180         458,408        403,854
                                                                      ------------   ------------    ------------   ------------
EARNINGS
 Income before income taxes ........................................       178,135        155,016         344,330        307,440
 Provision for income taxes ........................................        56,087         53,155         108,564        105,501
                                                                      ------------   ------------    ------------   ------------
 Net income ........................................................  $    122,048   $    101,861    $    235,766   $    201,939
                                                                      ============   ============    ============   ============
PER COMMON SHARE
 Net income:
   Basic ...........................................................  $       .43    $       .36     $        .83   $        .71
                                                                      ============   ============    ============   ============
   Diluted .........................................................  $       .42    $       .35     $        .82   $        .70
                                                                      ============   ============    ============   ============
   Cash dividends paid .............................................  $       .155   $       .135    $        .31   $        .27
                                                                      ============   ============    ============   ============
AVERAGE SHARES OUTSTANDING
 Basic .............................................................   281,390,386    283,572,628     282,753,606    284,129,878
                                                                      ============   ============    ============   ============
 Diluted ...........................................................   287,341,256    288,680,778     288,740,700    289,165,330
                                                                      ============   ============    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES


          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)



                                             SHARES OF                   ADDTIONAL
                                               COMMON        COMMON       PAID-IN
                                               STOCK          STOCK       CAPITAL
                                          --------------- ------------ -------------
                                                    (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1996, AS
 PREVIOUSLY REPORTED ....................   136,896,865    $ 684,484    $  145,704
 Pooling-of-interests merger with
   Life Bancorp, Inc. ...................     5,711,167       28,556        63,664
                                            -----------    ---------    ----------
BALANCE, DECEMBER 31, 1996, AS
 RESTATED ...............................   142,608,032      713,040       209,368
Add (Deduct)
 Nonshareholder changes in
   equity:**
 Net income .............................            --           --            --
 Net unrealized appreciation on
   securities available for sale, net
   of deferred income taxes .............            --           --            --
                                            -----------    ---------    ----------
 Total nonshareholder changes in
   equity ...............................
 Common stock issued ....................     2,611,211       13,057        76,175
 Redemption of common stock .............    (4,089,542)     (20,448)     (145,171)
 Cash dividends declared on
   common stock .........................            --           --            --
 Other ..................................            --           --            --
                                            -----------    ---------    ----------
BALANCE, JUNE 30, 1997 ..................   141,129,701    $ 705,649    $  140,372
                                            ===========    =========    ==========
BALANCE, DECEMBER 31, 1997, AS
 PREVIOUSLY REPORTED ....................   136,051,623    $ 680,258    $   85,185
 Pooling-of-interests merger with
   Life Bancorp, Inc. ...................     5,711,597       28,558        75,833
                                            -----------    ---------    ----------
BALANCE, DECEMBER 31, 1997 ..............   141,763,220      708,816       161,018
Add (Deduct)
 Nonshareholder changes in
   equity:**
 Net income .............................            --           --            --
 Net unrealized appreciation on
   securities available for sale, net
   of deferred income taxes .............            --           --            --
                                            -----------    ---------    ----------
 Total nonshareholder changes in
   equity ...............................
 Common stock issued ....................     1,390,332        6,951        48,171
 Redemption of common stock .............    (2,649,480)     (13,247)     (161,973)
 Cash dividends declared on
   common stock .........................            --           --            --
 Other ..................................            --           --            --
                                            -----------    ---------    ----------
BALANCE, JUNE 30, 1998 ..................   140,504,072    $ 702,520    $   47,216
                                            ===========    =========    ==========



                                                             ACCUMULATED
                                                                OTHER
                                              RETAINED     NONSHAREHOLDER       TOTAL
                                              EARNINGS         CHANGES      SHAREHOLDERS'
                                             AND OTHER*       IN EQUITY        EQUITY
                                          --------------- ---------------- --------------
                                                      (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1996, AS
 PREVIOUSLY REPORTED ....................   $ 1,229,640        $11,739      $ 2,071,567
 Pooling-of-interests merger with
   Life Bancorp, Inc. ...................        56,750          1,968          150,938
                                            -----------        -------      -----------
BALANCE, DECEMBER 31, 1996, AS
 RESTATED ...............................     1,286,390         13,707        2,222,505
Add (Deduct)
 Nonshareholder changes in
   equity:**
 Net income .............................       201,939             --          201,939
 Net unrealized appreciation on
   securities available for sale, net
   of deferred income taxes .............            --          8,069            8,069
                                            -----------        -------      -----------
 Total nonshareholder changes in
   equity ...............................                                       210,008
 Common stock issued ....................            --             --           89,232
 Redemption of common stock .............            --             --         (165,619)
 Cash dividends declared on
   common stock .........................       (82,072)            --          (82,072)
 Other ..................................           676             --              676
                                            -----------        -------      -----------
BALANCE, JUNE 30, 1997 ..................   $ 1,406,933        $21,776      $ 2,274,730
                                            ===========        =======      ===========
BALANCE, DECEMBER 31, 1997, AS
 PREVIOUSLY REPORTED ....................   $ 1,427,292        $44,902      $ 2,237,637
 Pooling-of-interests merger with
   Life Bancorp, Inc. ...................        53,783          4,016          162,190
                                            -----------        -------      -----------
BALANCE, DECEMBER 31, 1997 ..............     1,481,075         48,918        2,399,827
Add (Deduct)
 Nonshareholder changes in
   equity:**
 Net income .............................       235,766             --          235,766
 Net unrealized appreciation on
   securities available for sale, net
   of deferred income taxes .............            --            248              248
                                            -----------        -------      -----------
 Total nonshareholder changes in
   equity ...............................                                       236,014
 Common stock issued ....................            --             --           55,122
 Redemption of common stock .............            --             --         (175,220)
 Cash dividends declared on
   common stock .........................       (95,144)            --          (95,144)
 Other ..................................           339             --              339
                                            -----------        -------      -----------
BALANCE, JUNE 30, 1998 ..................   $ 1,622,036        $49,166      $ 2,420,938
                                            ===========        =======      ===========

---------
* Other includes the stock dividend distributable, unvested restricted stock and a loan to the employee stock ownership plan.

** Comprehensive income as defined by SFAS No. 130.

The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                  (UNAUDITED)



                                                                                                1998              1997
                                                                                          ---------------   ---------------
                                                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ...........................................................................    $    235,766      $    201,939
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan and lease losses .................................................          43,000            45,985
  Depreciation of premises and equipment ..............................................          30,849            26,377
  Amortization of intangibles and mortgage servicing rights ...........................          21,131            10,796
  Accretion of negative goodwill ......................................................          (3,121)           (3,118)
  Amortization of unearned stock compensation .........................................             339               133
  Discount accretion and premium amortization on securities, net ......................             105              (336)
  Net increase in trading account securities ..........................................          (3,278)               --
  Loss (gain) on sales of securities, net .............................................          (3,648)             (867)
  Loss (gain) on sales of loans, net ..................................................         (11,528)           (5,059)
  Loss (gain) on disposals of premises and equipment, net .............................          (4,553)               65
  Loss (gain) on foreclosed property and other real estate, net .......................             754               428
  Proceeds from sales of loans held for sale ..........................................       1,941,507           681,617
  Purchases of loans held for sale ....................................................        (944,815)         (263,017)
  Origination of loans held for sale, net of principal collected ......................      (1,435,488)         (439,565)
  Decrease (increase) in:
   Accrued interest receivable ........................................................         (16,721)           (3,647)
   Other assets .......................................................................         (12,619)          (23,646)
  Increase (decrease) in:
   Accrued interest payable ...........................................................          20,281             6,653
   Accounts payable and other liabilities .............................................         (22,384)           19,136
                                                                                           ------------      ------------
    Net cash (used in) provided by operating activites ................................        (164,423)          253,874
                                                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available for sale .................................         866,421         1,052,509
 Proceeds from maturities, call and paydowns of securities available for sale .........       1,008,348           918,357
 Purchases of securities available for sale ...........................................      (1,756,960)       (2,414,285)
 Proceeds from maturities of securities held to maturity ..............................          23,175           101,604
 Purchases of securities held to maturity .............................................          (4,318)           (5,962)
 Leases made to customers .............................................................         (45,869)          (33,286)
 Principal collected on leases ........................................................          31,120            26,645
 Loan originations, net of principal collected ........................................        (476,805)       (1,037,059)
 Purchases of loans ...................................................................         (91,483)         (108,606)
 Net cash (paid) acquired in transactions accounted for under the purchase method .....          (7,593)           39,426
 Purchases and originations of mortgage servicing rights ..............................         (33,717)          (13,160)
 Proceeds from disposals of premises and equipment ....................................          14,388             3,774
 Purchases of premises and equipment ..................................................         (41,119)          (40,498)
 Proceeds from sales of foreclosed property ...........................................           9,856             9,009
 Proceeds from sales of other real estate held for development or sale ................           7,632             3,757
 Other, net ...........................................................................              --             9,075
                                                                                           ------------      ------------
    Net cash used in investing activities .............................................        (496,924)       (1,488,700)
                                                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits .............................................................         181,863           800,136
 Net increase in short-term borrowed funds ............................................          79,244            64,463
 Proceeds from long-term debt .........................................................         933,645         2,224,640
 Repayments of long-term debt .........................................................        (401,151)       (1,675,751)
 Net proceeds from common stock issued ................................................          20,785             8,190
 Redemption of common stock ...........................................................        (175,220)         (165,619)
 Cash dividends paid on common and preferred stock ....................................         (87,265)          (70,056)
                                                                                           ------------      ------------
    Net cash provided by financing activities .........................................         551,901         1,186,003
                                                                                           ------------      ------------
Net Decrease in Cash and Cash Equivalents .............................................        (109,446)          (48,823)
CASH AND CASH EQUIVALENTS at beginning of period ......................................       1,032,281           938,624
                                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS at end of period ............................................    $    922,835      $    889,801
                                                                                           ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest ............................................................................    $    579,968      $    518,314
  Income taxes ........................................................................          67,333            95,854
 Noncash financing and investing activities:
  Transfer of loans to foreclosed property ............................................           8,815             6,289
  Transfer of fixed assets to other real estate owned .................................           2,221               989

The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 JUNE 30, 1998


                                  (Unaudited)


A. BASIS OF PRESENTATION

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries ("BB&T" or the "Corporation") as of June 30, 1998 and December 31, 1997; the consolidated statements of income for the three and six months ended June 30, 1998 and 1997; the consolidated statements of changes in shareholders' equity for the six months ended June 30, 1998 and 1997; and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997.

   The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T's latest annual report on Form 10-K, as restated in BB&T's Current Report on Form 8-K filed on May 13, 1998, should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain 1997 amounts have been reclassified to conform with statement presentations for 1998. The reclassifications have no effect on shareholders' equity or net income as previously reported.

   On June 23, 1998, BB&T's Board of Directors approved a 2-for-1 split in the Corporation's common stock effected in the form of a 100% stock dividend paid August 3, 1998. All per share amounts presented herein have been restated for the impact of the stock split.


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


B. NATURE OF OPERATIONS

   BB&T is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations in North Carolina, South Carolina, Virginia and the metropolitan Washington, D.C. area primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. The banking subsidiaries, Branch Banking and Trust Company ("BB&T-NC"), Branch Banking and Trust Company of South Carolina ("BB&T-SC"), Branch Banking and Trust Company of Virginia ("BB&T-VA"), Life Savings Bank, FSB ("Life") and Franklin National Bank of Washington, D.C. ("Franklin") provide a wide range of traditional banking services to individuals and commercial customers, including small and mid-size businesses, public agencies and local governments. Substantially all of BB&T's loans are to businesses and individuals in the market area outlined above. Subsidiaries of the commercial banking subsidiaries offer lease financing to commercial businesses and municipal governments, investment services,

   (including discount brokerage services, annuities, mutual funds and government and municipal bonds), life and property and casualty insurance on an agency basis and insurance premium financing. Other subsidiaries of BB&T provide services such as automobile lending, equipment financing, factoring, investment banking and corporate finance services.


C. NEW ACCOUNTING PRONOUNCEMENTS

   In February of 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure by continuing and amending existing standards. The statement was effective for financial statements for periods ending after December 15, 1997. BB&T adopted the provisions of the statement effective December 31, 1997, however management determined that BB&T was in compliance with the disclosure requirements of SFAS No. 129 prior to its adoption. Therefore, the implementation of the statement did not affect the capital structure disclosures made by BB&T.

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

   In June of 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997, and requires restatement of all prior periods presented. The standard does not address issues of recognition or measurement; therefore, the implementation of the statement will not have an impact on the consolidated financial position or consolidated results of operations of BB&T, but will require additional disclosures to be made beginning in BB&T's Form 10-Q for the period ending March 31, 1999.

   In March of 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises the disclosure requirements for pensions and other postretirement benefit plans. SFAS No. 132 is effective for periods beginning after December 15, 1997, and requires restatement of all prior periods presented. The statement does not address issues of recognition or measurement and, therefore, the implementation of the statement will not have a material impact on the consolidated financial position or consolidated results of operations of BB&T, but will require additional disclosures.

   During the first quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of computer software costs that meet certain criteria. The statement is effective for fiscal years beginning after December 15, 1998. Adoption of SOP 98-1 is not expected to have a material effect on BB&T's consolidated financial position or consolidated results of operations.

   In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing of or method of our adoption of the statement. However, the statement could increase volatility in earnings and other comprehensive income.

   During the second quarter of 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Accounting for Start-up Costs." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, requiring start-up costs to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15,

   1998. Adoption of the statement is not expected to have a material impact on BB&T's consolidated financial position or consolidated results of operations.


D. MERGERS AND ACQUISITIONS

     COMPLETED MERGERS AND ACQUISITIONS

   On March 1, 1998, BB&T completed its merger with Life Bancorp, Inc. ("Life") of Norfolk, Virginia. This transaction was accounted for as a pooling of interests, and, accordingly, the accompanying consolidated financial statements have been restated to reflect the accounts of Life. In conjunction with the merger, BB&T issued approximately 5.8 million shares of common stock in exchange for all of the outstanding shares of Life common stock.

   On June 18, 1998, BB&T completed the acquisition of Dealers' Credit Inc. ("DCI"), of Menomonee Falls, Wisconsin. DCI specializes in extending credit to commercial, agricultural, municipal and consumer users for the purchase of lawn care equipment. The acquisition was accounted for using the purchase method of accounting and therefore the accompanying consolidated financial statements include the operating results of DCI since the date of acquisition. In conjunction with the transaction, BB&T recorded $10.1 million of goodwill, which is being amortized using the straight-line method over 15 years.

   On June 30, 1998, BB&T completed its acquisition of W.E. Stanley & Company Inc., and affiliated companies, (collectively, "Stanley"), located in Greensboro, North Carolina. Stanley, the largest actuarial, consulting and administration firm headquartered in the Carolinas, primarily manages retirement plans for companies and has more than 700 clients located mostly in the Carolinas, Virginia, Maryland and Tennessee. The merger was accounted for as a purchase and, therefore, the accompanying consolidated financial statements include the operating results of Stanley only since the date of the acquisition. In conjunction with the acquisition, BB&T recorded $10.1 million of goodwill, which is being amortized using the straight-line method over 15 years.

   Under the provisions of SFAS No. 38, "ACCOUNTING FOR PREACQUISITION CONTINGENCIES OF PURCHASE ENTERPRISES," BB&T typically provides an allocation period, not to exceed one year, to identify and quantify the assets acquired and liabilities assumed in purchase business combinations. Management currently does not anticipate any material adjustments to the assigned values of the assets and liabilities of acquired companies.

   On July 1, 1998, BB&T completed its merger with Franklin Bancorporation Inc. ("Franklin") of Washington, D.C., in a stock transaction accounted for as a pooling of interests. Under the terms of the merger agreement, Franklin shareholders received .70 shares of BB&T stock for each share of Franklin stock held. Approximately 2.5 million shares of BB&T common stock were issued in exchange for all of the Franklin common stock outstanding. It is expected that BB&T will incur approximately $6.5 million in pretax costs during the third quarter of 1998 in connection with this transaction.



     PENDING MERGERS AND ACQUISITIONS

   On February 25, 1998, BB&T announced plans to acquire Maryland Federal Bancorp, Inc. ("Maryland Federal") of Hyattsville, Maryland, in a transaction to be accounted for as a purchase. Maryland Federal shareholders will receive no less than 1.195 shares and no greater than
   1.2204 shares of BB&T common stock, subject to possible upward adjustment under certain circumstances, in exchange for each share of Maryland Federal common stock held. The acquisition is expected to be completed by the end of the third quarter.

   On August 10, 1998, BB&T announced plans to merge with Scott & Stringfellow Financial, Inc. ("Scott & Stringfellow"), based in Richmond, Virginia. The transaction will be accounted for as a pooling of interests. Scott & Stringfellow shareholders will receive one share of BB&T common stock in exchange for each share of Scott & Stringfellow common stock held. The acquisition is expected to be completed by the end of 1998.

E. CALCULATION OF EARNINGS PER SHARE

     BB&T's basic and diluted earnings per share amounts were calculated as follows (amounts adjusted for the impact of the 2-for-1 stock split effective August 3, 1998):



                                                                  FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                    ENDED JUNE 30,
                                                            --------------------------------- ---------------------------------
                                                                  1998             1997             1998             1997
                                                            ---------------- ---------------- ---------------- ----------------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARES)
BASIC EARNINGS PER SHARE:
 Weighted average number of common shares
   outstanding during the period ..........................    281,390,386      283,572,628      282,753,606      284,129,878
                                                               ===========      ===========      ===========      ===========
 Net income ...............................................  $     122,048    $     101,861    $     235,766    $     201,939
                                                             =============    =============    =============    =============
 Basic earnings per share .................................  $         .43    $         .36    $         .83    $         .71
                                                             =============    =============    =============    =============
DILUTED EARNINGS PER SHARE:
 Weighted average number of common shares
   outstanding during the period ..........................    281,390,386      283,572,628      282,753,606      284,129,878
 Add-
   Dilutive effect of outstanding options (as
    determined by application of treasury stock
    method) ...............................................      5,950,870        4,972,388        5,987,094        4,943,194
   Issuance of additional shares under share repurchase
    agreement, contingent upon market price ...............             --          135,762               --           92,258
                                                             -------------    -------------    -------------    -------------
 Weighted average number of common shares, as
   adjusted ...............................................    287,341,256      288,680,778      288,740,700      289,165,330
                                                             =============    =============    =============    =============
 Net income ...............................................  $     122,048    $     101,861    $     235,766    $     201,939
                                                             =============    =============    =============    =============
 Diluted earnings per share ...............................  $         .42    $         .35    $         .82    $         .70
                                                             =============    =============    =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS


                        ANALYSIS OF FINANCIAL CONDITION

     BB&T's total assets at June 30, 1998, were $31.5 billion, a $900.7 million increase from the balance at December 31, 1997. The balance sheet categories that accounted for most of the increase were loans and leases, including loans held for sale, which grew $1.0 billion, Federal funds sold and securities purchased under resale agreements or similar arrangements, which increased $25.4 million, and other assets, which increased $68.7 million compared to year-end 1997. These increases were partially offset by declines in cash and due from banks, which decreased $65.7 million, interest-bearing deposits with banks, down $69.1 million, and securities, which decreased $80.0 million.

     On the liability side of the balance sheet, total deposits increased $181.9 million, short-term borrowed funds increased $79.2 million and long-term debt increased $570.5 million during the first six months of 1998. Total shareholders' equity increased $21.1 million.

     The factors causing the fluctuations in these balance sheet categories are further discussed in the following paragraphs.


LOANS AND LEASES

     BB&T's overall loan growth continued at a healthy pace during the second quarter of 1998, with end of period loans increasing 11.0% compared to June 30, 1997. Average loans increased 11.8% in the second quarter of 1998 and 12.2% in the six months ended June 30, 1998, compared to the same periods in 1997.

     The mix of the loan portfolio has changed somewhat in 1998 compared to 1997 and the growth rates of the various categories of loans reflect this change in mix. Mortgage loans, driven by lower interest rates, continued their fast pace of growth, up 32.6% on average for the quarter compared to the second quarter of 1997 and up 31.2% for the six months compared to the first half of 1997. BB&T's other loan categories experienced growth at a slower pace. Average commercial loans, including leasing, increased 6.9% compared to the second quarter of last year and 8.1% compared to the first six months of 1997, while average consumer loans, which includes sales finance, revolving credit and direct retail, increased 3.6% comparing the second quarters of 1998 and 1997, and 4.1% comparing the six month periods ended June 30, 1998 and 1997.

     These growth rates include the effects of loans that were divested in connection with the 1997 United Carolina Bancshares Corporation ("UCB") merger and purchase accounting transactions completed in 1997. BB&T divested $232.3 million of loans in conjunction with the UCB merger and acquired $1.0 billion in loans from the purchases of Fidelity Financial Bankshares Corporation ("Fidelity"), Phillips Factors Corporation ("Phillips"), Refloat, Inc. ("Refloat") and Virginia First Financial Corporation ("Virginia First"). Excluding the impact of this divestiture and the purchase accounting transactions, average "internal" loan growth for the three months and six months ended June 30, 1998, was 9.1% and 9.4%, respectively, compared to the second quarter and first six months of 1997. By category, excluding the divestiture and the purchase accounting transactions, mortgage loans increased 21.3% for the quarter and 19.7% for the six months, commercial loans grew 5.4% for the quarter and 6.6% for the six months and consumer loans were 4.1% greater for the second quarter and 4.3% higher for the six months than the comparable periods in 1997.

     The change in the overall mix of the loan portfolio, which principally resulted from the rapid growth in mortgages, has negatively affected the net interest margin. The average yield on mortgage loans for the six months ended June 30, 1998, was 7.68%, down 12 basis points from the yield from the first six months of 1997. Over the same time frame, the yields from commercial loans and consumer loans increased 1 basis point each, to 9.12% and 10.40%, respectively. The yield on the total loan portfolio decreased 10 basis points to 9.08% for the first six months of 1998 compared to 1997.

     BB&T remains the largest originator of mortgage loans and home equity loans in the Carolinas and is the thirteenth largest home equity lender in the U.S. BB&T typically sells fixed-rate mortgage loans in the secondary market while retaining the servicing on all loans. The servicing portfolio exceeded $13 billion at June 30, 1998.


SECURITIES

     Securities available for sale, which totaled $7.1 billion, decreased $64.3 million from December 31, 1997. These securities had net unrealized gains, net of deferred income taxes, of $49.2 million compared to net unrealized gains, net of deferred income taxes, of $48.9 million at December 31, 1997. Securities held to maturity totaled $128.8 million, down $19.0 million from year-end 1997. The decrease in securities holdings, excluding trading securities, totaled $83.3 million, which resulted because of the current interest rate environment and the timing of certain securities transactions, which occurred close to the end of the second quarter. Presently, risk-adjusted returns on investments in U.S. Treasuries and agency securities are less attractive than those available from lending and short-term investments. The average yield on the securities portfolio for the first six months was 6.79%, up slightly from the 6.76% earned in the first half of 1997.


OTHER INTEREST-EARNINGS ASSETS

     Federal funds sold and securities purchased under resale agreements or similar arrangements increased $25.4 million during the first six months of 1998, or 24.6%. The increase was due to investments in overnight funds, which are currently yielding approximately the same return as U.S. Treasuries. Therefore, a portion of the decrease in investment securities has been reinvested in other interest-earning assets. The average yield on other interest-earning assets for the first six months of 1998 was 5.78%, down from 6.00% earned during the first six months of 1997.


OTHER ASSETS

     BB&T's other noninterest-earning assets increased $68.7 million from December 31, 1997, to June 30, 1998. The increase results partially from goodwill, which increased $28.6 million during the six months primarily because of the previously discussed acquisitions of DCI and Stanley. In addition, mortgage servicing rights increased $18.7 million over the same time frame, resulting from the substantial increase in mortgage loan activity.


DEPOSITS

     Total deposits increased $181.9 million during the first half of the year. Certificates of deposit and other time deposits increased $769.3 million, money rate savings accounts grew $378.6 million and noninterest-bearing deposits increased $15.9 million. These increases were partially offset by an $826.6 million decrease in foreign deposits and a $155.3 million decrease in savings and interest checking. The shift from foreign deposits to certificate accounts reflects an effort to diversify short-term funding into institutional certificate accounts.

     The growth in overall deposits continues to result from the promotion of an "Investor Deposit Account," which is a money rate savings account that provides greater flexibility than traditional certificate accounts and is more cost effective than certificates of deposit. On average, the second quarter balance of investor deposit accounts totaled $2.2 billion, compared to a second quarter 1997 average of $1.2 billion, which reflects an 84.7% growth rate. Compared to the average balance for the first quarter of 1998, investor deposit accounts increased $193.4 million, an annualized growth rate of 38.8%.

     On August 15, 1997, BB&T divested $505.8 million of deposits in conjunction with the merger with UCB. Excluding the impact of the divestiture, total deposits would have been $21.6 billion, which is 3.3% higher than total deposits at December 31, 1997. BB&T also acquired $893.1 million of deposits during 1997 through the purchases of Fidelity and Virginia First. Excluding the average impact of the divestiture and the purchase accounting transactions, BB&T's average quarterly deposits would have been $20.8 billion, 2.2% greater than the average balance for the second quarter of 1997.

     The average cost for total deposits during the first six months of 1998 was 4.40%, down 2 basis points from the comparable period in 1997.


SHORT-TERM BORROWED FUNDS

     Slower deposit growth in recent years, combined with the availability of cost-effective alternative funding sources, caused management to increasingly utilize nondeposit funding sources, such as Federal Home Loan Bank ("FHLB") advances, master notes, purchases of Federal funds and sales of securities under repurchase agreements.

     During the second quarter, short-term borrowed funds increased $79.2 million, or 2.4%, compared to year-end 1997. On average, short-term borrowed funds increased $1.2 billion to a balance of $3.7 billion. Balances of short-term borrowed funds can fluctuate substantially from day to day based on specific funding needs. The average rate paid on short-term borrowed funds was 5.42% for the first six months of 1998, up from 5.28% for the same period in 1997.


LONG-TERM DEBT

     Long-term debt consists primarily of FHLB advances, medium term bank notes and corporate subordinated debt. Such borrowings are heavily utilized because they are the most cost-effective long-term funding source and provide BB&T with the flexibility to structure the debt to manage interest rate risk and liquidity. Long-term debt totaled $4.1 billion at June 30, 1998, an increase of $570.5 million, or 16.0%, from the balance at December 31, 1997. The largest component of the increase was the issuance of $350 million of corporate subordinated notes on June 30, 1998. On average, long-term debt increased $1.2 billion for the first six months of 1998 compared to the first six months of 1997. Long-term debt has been used to supplement funding needs because of the availability of cost-effective long-term funds and specifically to repurchase shares of BB&T's common stock in conjunction with various acquisitions accounted for by the purchase method.


ASSET QUALITY

     Nonperforming assets (composed of foreclosed assets, nonaccrual loans and restructured loans) totaled $112.3 million at June 30, 1998, compared to $135.2 million at December 31, 1997, and $95.1 million at June 30, 1997. Nonperforming assets as a percentage of loan-related assets were .51% at June 30, 1998, compared to .64% at December 31, 1997, and .48% at June 30, 1997. Loans 90 days or more past due and still accruing interest totaled $48.4 million compared to a year-end 1997 balance of $44.2 million. The increase in loans 90 days or more past due since December 31, 1997, reflects the conversion of Virginia First to BB&T's asset quality standards. The increase in loans 90 days or more past due is not considered to be an indicator of higher future loan losses because the increase relates almost entirely to mortgage loans, where BB&T has historically experienced very low loss ratios.

     Net charge-offs totaled $15.4 million and amounted to .28% of average loans and leases in the second quarter of 1998 compared to $16.1 million, or
 .33% of average loans and leases, in the corresponding period in 1997. For the six months ended June 30, 1998, net charge-offs totaled $30.3 million, or .29% of average loans and leases, compared to $28.6 million, or .30% of average loans and leases, during 1997. The decrease in net charge-offs as a percentage of average loans and leases results from lower charge-offs at Regional Acceptance Corporation, BB&T's nonstandard automobile finance company, and higher recoveries across the board during 1998.

     The allowance for loan and lease losses was $289.3 million, or 1.32% of loans and leases, at June 30, 1998, compared to $275.4 million, or 1.32%, at December 31, 1997, and $261.0 million, or 1.32%, at June 30, 1997. The provision for loan and lease losses for the second quarter of 1998 was $21.0 million, compared to $24.9 million in the second quarter of 1997. For the six months ended June 30, 1998, the provision totaled $43.0 million, down from the $46.0 million recorded in the first six months of 1997. The lower provision results from lower net charge-offs during 1998 and positive trends in nonaccrual loans and leases and other nonperforming assets since year-end 1997 and the first quarter of 1998.

     Asset quality statistics relevant to the last five calendar quarters are presented in the accompanying table.


                            ASSET QUALITY ANALYSIS



                                                                               AS OF/FOR THE QUARTER ENDED
                                                             ---------------------------------------------------------------
                                                                6/30/98      3/31/98     12/31/97      9/30/97     6/30/97
                                                             ------------ ------------ ------------ ------------ -----------
                                                                                  (Dollars in thousands)
ALLOWANCE FOR LOAN & LEASE LOSSES
 Beginning balance .........................................  $ 282,418    $ 275,404    $ 266,078    $ 260,968    $ 252,245
 Allowance for acquired loans ..............................      1,269           --       12,012        1,690           --
 Provision for loan and lease losses .......................     21,000       22,000       29,796       21,745       24,865
 Net charge-offs ...........................................    (15,377)     (14,986)     (32,482)     (18,325)     (16,142)
                                                             ----------    ---------    ---------    ---------    ---------
   Ending balance ..........................................  $ 289,310    $ 282,418    $ 275,404    $ 266,078    $ 260,968
                                                             ==========    =========    =========    =========    =========
RISK ASSETS ................................................
 Nonaccrual loans and lease ................................  $  78,373    $  92,267    $  98,891    $  74,372    $  64,858
 Foreclosed real estate ....................................     19,476       15,477       20,937       16,531       15,476
 Other foreclosed property .................................     13,911       14,603       13,986       13,914       13,262
 Restructured loans ........................................        528           --        1,377        1,532        1,551
                                                             ----------    ---------    ---------    ---------    ---------
   Nonperforming assets ....................................  $ 112,288    $ 122,347    $ 135,191    $ 106,349    $  95,147
                                                             ----------    ---------    ---------    ---------    ---------
 Loans 90 days or more past due and still accruing .........  $  48,356    $  41,919    $  44,213    $  39,958    $  37,361
                                                             ==========    =========    =========    =========    =========
ASSET QUALITY RATIOS
Nonaccrual loans and leases as a percentage of total
 loans and leases ..........................................        .36%         .43%         .47%         .37%         .33%
Nonperforming assets as a percentage of:
 Total assets ..............................................        .36          .39          .44          .37          .33
 Loans and leases plus foreclosed property .................        .51          .57          .64          .53          .48
Net charge-offs as a percentage of average loans and
 leases ....................................................        .28          .29          .64          .37          .33
Allowance for loan and lease losses as a percentage of
 loans and leases ..........................................       1.32         1.31         1.32         1.34         1.32
Ratio of allowance for loan and lease losses to:
 Net charge-offs ...........................................    4.69X           4.65x        2.14x        3.66x        4.03x
 Nonaccrual loans and leases ...............................       3.67         3.06         2.75         3.51         3.93

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

     The following table represents the interest sensitivity position of BB&T as of June 30, 1998. This position can be modified by management within a relatively short time period if necessary through the use of various techniques, including securitizing assets, changing funding and investment strategies and utilizing derivative financial instruments. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets; cash flows and maturities of derivative financial instruments; changes in market conditions, loan and deposit volumes and pricing; customer preferences; and capital plans. This tabular data does not reflect the impact of any changes in the credit quality of BB&T's assets. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances of assets and liabilities incorporating the projected effect of maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.


                   INTEREST SENSITIVITY SIMULATION ANALYSIS



                                    ANNUALIZED
     INTEREST                      HYPOTHETICAL
       RATE                         PERCENTAGE
     SCENARIO                       CHANGE IN
-----------------      PRIME       NET INTEREST
      LINEAR            RATE          INCOME
-----------------   -----------   -------------
      +3.00%        11.50%         -2.44%
          +1.50     10.00          -1.80
      -1.50          7.00           .35
      -3.00          5.50           .54

     Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over six months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At June 30, 1998, the sensitivity of BB&T's net interest income to changes in interest rates was within management's targets, as indicated in the accompanying table.


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

     Many of BB&T's derivative contracts are written in amounts referred to as notional amounts. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating payments between the counterparties. On June 30, 1998, BB&T had outstanding interest rate swaps, caps, floors and collars with notional amounts totaling $3.1 billion. The estimated fair value of open contracts used for risk management purposes at June 30, 1998, reflected net unrealized gains of $29.1 million.

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

     A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the interest rate swaps, caps and floors to which BB&T is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit exposure to which BB&T is exposed at any time is immaterial. Further, BB&T has netting agreements with the dealers with which it does business. Because of these netting agreements, BB&T had a minimal amount of off-balance sheet credit exposure at June 30, 1998.

     SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. The following tables set forth certain information concerning BB&T's interest rate swaps, caps, floors and collars at June 30, 1998:

                 INTEREST RATE SWAPS, CAPS, FLOORS AND COLLARS

                                 JUNE 30, 1998



                                           NOTIONAL          RECEIVE             PAY          NET UNREALIZED
TYPE                                        AMOUNT             RATE              RATE         GAINS (LOSSES)
------------------------------------   ---------------   ---------------   ---------------   ---------------
                                                              (DOLLARS IN THOUSANDS)
Receive fixed swaps ................   $ 1,311,000                6.39%           5.69%        $    28,672
Pay fixed swaps ....................     1,082,146                5.68            5.71                (740)
Basis swaps ........................       100,000                5.77            5.69                  27
Caps, floors & collars .............       607,250                  --              --               1,167
                                       -----------                ----            ----         -----------
Total ..............................   $ 3,100,396                6.06%           5.70%        $    29,126
                                       ===========                ====            ====         ===========
                                                                           BASIS SWAPS,
                                          RECEIVE           PAY FIXED      CAPS, FLOORS
YEAR-TO-DATE ACTIVITY                   FIXED SWAPS           SWAPS        & COLLARS              TOTAL
-------------------------------------  ---------------   -------------     -------------       -----------
Balance, December 31, 1997 .........   $ 1,301,000         $   351,930     $ 776,000           $ 2,428,930
Additions ..........................        10,000             835,000        97,250               942,250
Maturities/amortizations ...........            --            (104,784)      (61,000)             (165,784)
Terminations .......................            --                  --      (105,000)             (105,000)
                                       -----------       -------------     -----------         -----------
Balance, June 30, 1998 .............   $ 1,311,000        $ 1,082,146      $ 707,250           $ 3,100,396
                                       ===========       =============     ===========         ===========
                                          ONE YEAR         ONE TO FIVE      AFTER FIVE
MATURITY SCHEDULE*                        OR LESS             YEARS            YEARS              TOTAL
-------------------------------------  ---------------   -------------     ----------          -----------
Receive fixed swaps ................   $   751,000        $   300,000      $ 260,000           $ 1,311,000
Pay fixed swaps ....................     1,011,000             63,946          7,200             1,082,146
Basis swaps ........................       100,000                 --             --               100,000
Caps, floors & collars .............       250,000            357,250             --               607,250
                                       -----------       -------------     -----------         -----------
Total ..............................   $ 2,112,000        $   721,196      $ 267,200           $ 3,100,396
                                       ===========       =============     ===========         ===========

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

     Total shareholders' equity was $2.4 billion at June 30, 1998, and December 31, 1997. BB&T's book value per common share at June 30, 1998, was $8.62 on a post-split basis, versus $8.47 at December 31, 1997.

     Tier 1 capital (total shareholders' equity less goodwill and other disallowed intangible assets), total risk-based capital and the leverage ratios at June 30, 1998, were 10.5%, 16.0% and 6.8%, respectively. The comparable ratios at the end of 1997 were 10.3%, 14.0% and 7.2%, respectively. The Tier 1 and total capital ratios measure capital relative to risk-weighted assets as defined by FRB guidelines. An 8.00% minimum of total capital to risk-weighted assets is required. One-half of the 8.00% minimum must consist of tangible common shareholders' equity (Tier 1 capital) under regulatory guidelines. The leverage ratio, established by the FRB, measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.00%.

     As reflected in the following table, the leverage ratio has declined from year-end 1997. This decrease resulted from repurchase of 2.6 million shares of BB&T common stock, which were subsequently issued (or are to be issued) in effecting acquisitions accounted for (or to be accounted for) as purchases. A significant portion of the shares have been repurchased for reissuance in connection with the acquisition of Maryland Federal, which is expected to be completed in the third quarter.

                            CAPITAL ADEQUACY RATIOS



                                    1998                           1997
                            ---------------------   ----------------------------------
                              SECOND      FIRST       FOURTH      THIRD       SECOND
                             QUARTER     QUARTER     QUARTER     QUARTER      QUARTER
                            ---------   ---------   ---------   ---------   ----------
Risk-based capital ratios
 Tier 1 capital .........      10.5%       10.4%       10.3%       10.1%        10.9%
 Total capital ..........      16.0        14.1        14.0        13.7         14.8
Leverage ratio ..........       6.8         7.1         7.2         7.2          7.5

                       ANALYSIS OF RESULTS OF OPERATIONS

     Net income for the second quarter of 1998 totaled $122.0 million, an increase of 19.8% over the $101.9 million earned during the second quarter of 1997. On a diluted per share basis, earnings for the three months ended June 30, 1998, were $.42 compared to $.35 for the same period in 1997, an increase of 20.0%. BB&T's operating results for the second quarter of 1998 produced an annualized return on average assets of 1.56% and an annualized return on average shareholders' equity of 20.23% compared to prior year ratios of 1.44% and 17.92%, respectively.

     For the first six months of 1998, net income totaled $235.8 million, an increase of 16.8% over the net income earned in the comparable period of 1997. On a diluted per share basis, net income was $.82, an increase of 17.1% compared to the first six months of 1997.

     BB&T's earnings for the first six months of 1998 were adversely affected by nonrecurring charges. During the first quarter of 1998, BB&T recorded $7.8 million in pretax expenses primarily associated with the Life merger. These charges included costs associated with professional fees, the reduction of staffing levels, early retirement packages and other personnel-related expenses.

     Excluding the impact of the nonrecurring merger-related charges on 1998 operating results, BB&T would have had net income for the first six months of 1998 totaling $241.8 million, compared to $201.9 million in the prior year, an increase of 19.7%. On a diluted per share basis, earnings for the first half of 1998, excluding nonrecurring charges, totaled $.84, up 20.0% from the prior year earnings per share of $.70. Earnings before nonrecurring expenses for the first half of 1998 produced an annualized return on average assets of 1.57% and a return on average equity of 20.00%, compared to prior year ratios of 1.47% and 17.95%, respectively.

     BB&T's growth in recurring earnings resulted from three principal factors. First, BB&T's noninterest income increased 33.8% for the three months ended June 30, 1998, compared to the same period in 1997. This robust rate of growth demonstrates the successful execution of the BB&T Sales Management System. Second, as discussed above, BB&T has experienced positive growth in loans resulting in a 4.4% increase in net interest income on a fully taxable equivalent ("FTE") basis in the second quarter of 1998, compared to the second quarter of 1997. Third, BB&T has controlled the growth of recurring noninterest expenses. Excluding acquisitions accounted for by the purchase method of accounting, noninterest expense increased 5.3% in the second quarter compared to the same period in 1997.


NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest income on an FTE basis was $314.5 million for the second quarter of 1998 compared to $301.2 million for the same period in 1997, a 4.4% increase. For the three months ended June 30, 1998, average interest-earning assets increased $2.8 billion, or 10.4%, to $29.5 billion over the second quarter of 1997, while average interest-bearing liabilities increased by $2.6 billion. During the same time period, the net interest margin decreased from a second quarter 1997 rate of 4.52% to a current quarter rate of 4.27%. The 25 basis point decline in margin was driven by the funding costs associated with BB&T's share repurchase program, which resulted in a reduction in margin of 9 basis points, the 1997 divestiture associated with the UCB merger, which resulted in a 5 basis point decline, and the changes in loan mix discussed earlier.

     For the six months ended June 30, 1998, net interest income FTE was $625.6 million, an increase of 6.8% from the prior year balance of $585.7 million. Total average earning assets increased $2.9 billion, or 11.2%, compared to the first six months of 1997, while average interest-bearing liabilities increased $2.8 billion, or 12.5%.

     The following tables demonstrate fluctuations in net interest income and the related yields for the second quarter of 1998 and the first six months of 1998 compared to the comparable periods in 1997, and detail the portions of these changes caused by changes in rates versus changes in volumes.

                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS

               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997



                                         AVERAGE BALANCES            YIELD/RATE
                                    --------------------------- ---------------------
      FULLY TAXABLE EQUIVALENT           1998          1997        1998       1997
----------------------------------- ------------- ------------- ---------- ----------
                                                 (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
 U.S. Treasury, government
  and other (5) ...................  $ 7,385,123   $ 6,985,069  6.70%      6.74%
 States and political
  subdivisions ....................      148,414       172,082  8.89       8.79
                                     -----------   -----------  -----      -----
  Total securities (5) ............    7,533,537     7,157,151  6.74       6.80
Other earning assets (2) ..........      147,973        60,720  5.61       6.45
Loans and leases, net of
 unearned income (1)(3)(4)(5)......   21,792,721    19,487,514  9.01       9.26
                                     -----------   -----------  -----      -----
  Total earning assets ............   29,474,231    26,705,385  8.41       8.59
                                     -----------   -----------  -----      -----
  Non-earning assets ..............    2,003,501     1,599,618
                                     -----------   -----------
    TOTAL ASSETS ..................  $31,477,732   $28,305,003
                                     ===========   ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing deposits:
 Savings and interest-
  checking ........................  $ 1,666,173   $ 2,155,767  1.79       1.79
 Money rate savings ...............    5,471,633     4,631,089  2.92       3.09
 Time deposits ....................   11,019,324    10,971,696  5.50       5.52
                                     -----------   -----------  -----      -----
  Total interest-bearing
    deposits ......................   18,157,130    17,758,552  4.38       4.43
Short-term borrowed funds .........    3,866,271     2,676,482  5.43       5.37
Long-term debt ....................    3,766,879     2,709,641  5.71       5.80
                                     -----------   -----------  -----      -----
  Total interest-bearing
    liabilities ...................   25,790,280    23,144,675  4.73       4.70
                                     -----------   -----------  -----      -----
  Noninterest-bearing
    deposits ......................    2,734,932     2,549,196
  Other liabilities ...............      532,348       330,939
  Shareholders' equity ............    2,420,172     2,280,193
                                     -----------   -----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY .............  $31,477,732   $28,305,003
                                     ===========   ===========
Average interest rate spread ......                             3.68       3.89
Net yield on earning assets .......                             4.27%      4.52%
                                                                =====      =====
Taxable equivalent adjustment .....



                                        INCOME/EXPENSE                       CHANGE DUE TO
                                    -----------------------   INCREASE  ------------------------
      FULLY TAXABLE EQUIVALENT          1998        1997     (DECREASE)     RATE        VOLUME
----------------------------------- ----------- ----------- ----------- ------------ -----------
                                                       (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
 U.S. Treasury, government
  and other (5) ...................  $123,622    $117,727    $  5,895    $    (804)   $  6,699
 States and political
  subdivisions ....................     3,298       3,780        (482)          42        (524)
                                     --------    --------    --------    ---------    --------
  Total securities (5) ............   126,920     121,507       5,413         (762)      6,175
Other earning assets (2) ..........     2,070         977       1,093         (143)      1,236
Loans and leases, net of
 unearned income (1)(3)(4)(5)......   489,784     450,016      39,768      (12,304)     52,072
                                     --------    --------    --------    ---------    --------
  Total earning assets ............   618,774     572,500      46,274      (13,209)     59,483
                                     --------    --------    --------    ---------    --------
  Non-earning assets ..............
    TOTAL ASSETS ..................
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing deposits:
 Savings and interest-
  checking ........................     7,423       9,614      (2,191)         (10)     (2,181)
 Money rate savings ...............    39,835      35,659       4,176       (2,025)      6,201
 Time deposits ....................   151,037     150,861         176         (478)        654
                                     --------    --------    --------    ---------    --------
  Total interest-bearing
    deposits ......................   198,295     196,134       2,161       (2,513)      4,674
Short-term borrowed funds .........    52,310      35,856      16,454          360      16,094
Long-term debt ....................    53,698      39,265      14,433         (648)     15,081
                                     --------    --------    --------    ---------    --------
  Total interest-bearing
    liabilities ...................   304,303     271,255      33,048       (2,801)     35,849
                                     --------    --------    --------    ---------    --------
  Noninterest-bearing
    deposits ......................
  Other liabilities ...............
  Shareholders' equity ............
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY .............
Average interest rate spread ......
Net yield on earning assets .......  $314,471    $301,245    $ 13,226    $ (10,408)   $ 23,634
                                     ========    ========    ========    =========    ========
Taxable equivalent adjustment .....  $ 15,509    $ 13,039
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

(5) Includes assets held for sale or available for sale at amortized cost and trading securities at estimated fair value.

                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997



                                                AVERAGE BALANCES            YIELD/RATE
                                           --------------------------- ---------------------
         FULLY TAXABLE EQUIVALENT               1998          1997        1998       1997
------------------------------------------ ------------- ------------- ---------- ----------
                                                        (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
 U.S. Treasury, government and
  other (5) ..............................  $ 7,354,093   $ 6,813,374  6.74%      6.71%
 States and political subdivisions .......      154,436       178,102  8.93       8.78
                                            -----------   -----------  -----      -----
  Total securities (5) ...................    7,508,529     6,991,476  6.79       6.76
Other earning assets (2) .................      147,606        60,584  5.78       6.00
Loans and leases, net of unearned
 income (1)(3)(4)(5) .....................   21,442,151    19,115,392  9.08       9.18
                                            -----------   -----------  -----      -----
 Total earning assets ....................   29,098,286    26,167,452  8.47       8.53
                                            -----------   -----------  -----      -----
 Non-earning assets ......................    2,013,907     1,575,844
                                            -----------   -----------
 TOTAL ASSETS ............................  $31,112,193   $27,743,296
                                            ===========   ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing deposits: ...............
 Savings and interest-checking ...........  $ 1,719,300   $ 2,141,802  1.80       1.78
 Money rate savings ......................    5,331,542     4,524,814  2.97       3.04
 Time deposits ...........................   10,985,115    10,885,433  5.50       5.51
                                            -----------   -----------  -----      -----
  Total interest-bearing deposits ........   18,035,957    17,552,049  4.40       4.42
Short-term borrowed funds ................    3,704,908     2,515,564  5.42       5.28
Long-term debt ...........................    3,754,315     2,587,790  5.75       5.72
                                            -----------   -----------  -----      -----
  Total interest-bearing liabilities .....   25,495,180    22,655,403  4.75       4.66
                                            -----------   -----------  -----      -----
  Noninterest-bearing deposits ...........    2,673,572     2,488,792
  Other liabilities ......................      505,145       330,154
  Shareholders' equity ...................    2,438,296     2,268,947
                                            -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY ..................................  $31,112,193   $27,743,296
                                            ===========   ===========
Average interest rate spread .............                             3.72       3.87
Net yield on earning assets ..............                             4.32%      4.49%
                                                                       =====      =====
Taxable equivalent adjustment ............



                                                 INCOME/EXPENSE                        CHANGE DUE TO
                                           ---------------------------   INCREASE  ----------------------
         FULLY TAXABLE EQUIVALENT               1998          1997      (DECREASE)     RATE      VOLUME
------------------------------------------ ------------- ------------- ----------- ----------- ----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
 U.S. Treasury, government and
  other (5) ..............................  $   247,658   $   228,586   $ 19,072    $    859    $ 18,213
 States and political subdivisions .......        6,896         7,816       (920)        126      (1,046)
                                            -----------   -----------   --------    --------    --------
  Total securities (5) ...................      254,554       236,402     18,152         985      17,167
Other earning assets (2) .................        4,228         1,803      2,425         (70)      2,495
Loans and leases, net of unearned
 income (1)(3)(4)(5) .....................      967,294       871,705     95,589      (9,468)    105,057
                                            -----------   -----------   --------    --------    --------
 Total earning assets ....................    1,226,076     1,109,910    116,166      (8,553)    124,719
                                            -----------   -----------   --------    --------    --------
 Non-earning assets ......................
 TOTAL ASSETS ............................
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing deposits: ...............
 Savings and interest-checking ...........       15,321        18,938     (3,617)        147      (3,764)
 Money rate savings ......................       78,642        68,174     10,468      (1,458)     11,926
 Time deposits ...........................      299,341       297,594      1,747        (972)      2,719
                                            -----------   -----------   --------    --------    --------
  Total interest-bearing deposits ........      393,304       384,706      8,598      (2,283)     10,881
Short-term borrowed funds ................       99,571        65,822     33,749       1,831      31,918
Long-term debt ...........................      107,557        73,641     33,916         500      33,416
                                            -----------   -----------   --------    --------    --------
  Total interest-bearing liabilities .....      600,432       524,169     76,263          48      76,215
                                            -----------   -----------   --------    --------    --------
  Noninterest-bearing deposits ...........
  Other liabilities ......................
  Shareholders' equity ...................
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY ..................................
Average interest rate spread .............
Net yield on earning assets ..............  $   625,644   $   585,741   $ 39,903    $ (8,601)   $ 48,504
                                            ===========   ===========   ========    ========    ========
Taxable equivalent adjustment ............  $    30,586   $    23,466
                                            ===========   ===========

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

(5) Includes assets held for sale or available for sale at amortized cost and trading securities at estimated fair value.

NONINTEREST INCOME

     Noninterest income for the three months ended June 30, 1998 was $129.6 million, compared to $96.9 million for the same period in 1997, an increase of 33.8%. For the first six months of the year, total noninterest income was $250.9 million, an increase of 28.6% compared to the first six months of 1997. Excluding the impact of purchase acquisitions, including Virginia First, Craigie, Inc. ("Craigie"), Phillips and Refloat, BB&T's noninterest income would have increased at a rate of 22.9% in the second quarter compared to 1997.


     BB&T experienced positive development in all significant areas of noninterest income except non-agency insurance commissions and trust revenue. Service charges on deposits, mortgage banking revenues, agency insurance commissions and other income all showed strong gains during the period. The percentage of total revenues, (tax-equivalent net interest income FTE plus noninterest income excluding securities gains or losses and nonrecurring items), derived from noninterest income, was 29.0% for the three months ended June 30, 1998, up from 24.5% for the second quarter of 1997. This fee income ratio represents a record high percentage for BB&T.

     Service charges on deposits increased $3.9 million, or 10.2%, for the second quarter of 1998, compared to the second quarter of 1997. The primary factor contributing to this growth was an increase in the fee schedule on deposit services that became effective in the first quarter of 1998. The largest components of the growth within service charges on deposits included account analysis fees on commercial transaction accounts, service charges on personal accounts and overdraft charges. For the first six months of 1998, service charges on deposits totaled $83.0 million, an $8.3 million, or 11.1%, increase from the first half of 1997.

     Trust income decreased $498,000, or 5.9%, for the three months ended June 30, 1998, from the same period a year ago. BB&T administers the largest government-sponsored 401(k) plan in the country, which has assets of $1.5 billion and represents approximately 17% of BB&T's $9 billion in total trust assets under management. BB&T was awarded a new contract to administer the plan during 1997 with fee concessions in early years to be recovered through increased transaction volume and increased participation in the plan in future years under the contract. The decrease in trust revenues for the second quarter of 1998 reflects lower fees related to the administration of the above-mentioned 401(k) plan. For the six months ended June 30, 1998, trust income increased $463,000, or 3.0%, compared to the first half of 1997.

     Agency insurance commissions increased $2.9 million, or 30.7%, in the second quarter of 1998 compared to the same three month period of 1997. The growth in agency insurance commissions resulted from increases in property and casualty insurance commissions, contingent insurance commissions and the purchase of additional agencies. BB&T has the largest independent insurance agency system in the Carolinas, and one of the largest bank-owned agency systems in the country. The network has expanded the types of products offered to include group health, surety bonds, title insurance and life insurance in recent quarters. For the first six months of 1998, agency insurance commissions increased $5.5 million, or 26.6%, compared to the same period in 1997.

     Income from mortgage banking activities increased $11.6 million, or 104.5%, for the three months ended June 30, 1998, compared to the same period in 1997. The dramatic increase resulted from significantly higher volumes of mortgage loans originated and sold during the second quarter, higher mortgage loan servicing fees and underwriting fees, an increase in gains on mortgage loans during the quarter, purchase accounting transactions and a decrease in the provision for mortgage servicing rights. For the six months ended June 30, 1998, income from mortgage banking activities increased $14.4 million, or 61.1%, compared to the first six months of 1997.

     Other nondeposit fees and commissions increased by $6.6 million, or 32.4%, to a level of $27.1 million for the three months ended June 30, 1998, compared with $20.5 million for the second quarter of 1997. The components generating the increase in nondeposit fees and commissions were revenues from investment services, ATM fees, point-of-sale fees and bankcard income (primarily merchant interchange fees) and purchase accounting transactions during 1997. For the six months ended June 30, 1998, other nondeposit fees and commissions increased $12.8 million, or 32.8%, compared to the comparable period in 1997.

     Other income increased $6.3 million, or 88.9%, in the second quarter of 1998 compared to 1997 primarily as a result of income from additional investments in corporate owned life insurance policies and purchase accounting transactions occurring after the second quarter last year. For the six months ended June 30, 1998, other income increased $12.2 million, or 86.8%, compared to the first six months of 1997.

NONINTEREST EXPENSE

     Noninterest expenses totaled $229.4 million for the second quarter of 1998 compared to $205.2 million for the same period a year ago, an increase of 11.8%. For the first six months of 1998, noninterest expenses totaled $458.4 million, compared to $403.9 million in 1997, an increase of 13.5%. Excluding the $7.8 million of pretax nonrecurring charges recorded in the first quarter of 1998, noninterest expenses would have been $450.6 million for the six months, up 11.6%, from the prior year. An explanation for the increase follows in the accompanying paragraphs.

     Personnel expense, the largest component of noninterest expense, was $116.1 million for the second quarter of 1998 compared to $104.1 million for the same period in 1997, an increase of $12.0 million, or 11.5%. The increase during the quarter resulted from annual salary adjustments, which typically begin in April, higher incentive compensation costs and acquisitions accounted for as purchases completed since June 30, 1997. For the six months ended June 30, 1998, total personnel expense increased $22.5 million, or 10.8%. The increase was partially caused by $2.4 million in nonrecurring merger-related charges in the form of severance pay, termination of employment contracts, early retirement packages and other related benefits. Excluding these costs, personnel expense increased $20.1 million, or 9.6%.

     Occupancy and equipment expense for the three months ended June 30, 1998, totaled $39.1 million, an increase of $5.2 million, or 15.5%, compared to 1997. This increase was principally due to acquisitions accounted for as purchases, costs associated with the maintenance of computer equipment and other furniture and equipment costs. For the first six months of 1998, occupancy and equipment expense totaled $75.8 million, an increase of $10.1 million, or 15.3%, compared to 1997.

     The amortization of intangible assets and mortgage servicing rights totaled $11.0 million for the three months ended June 30, 1998, a $5.3 million, or 92.2%, increase from the amount incurred in the same quarter of 1997. This was the result of a $2.6 million increase in amortization of mortgage loan servicing rights and increased amortization of goodwill due to acquisitions consummated using purchase accounting. For the six months ended June 30, 1998, amortization of intangibles and mortgage servicing rights totaled $21.1 million, an increase of $10.3 million, or 95.7%, compared to the same period in 1997.

     Other noninterest expenses for the second quarter of 1998 totaled $63.3 million, an increase of $1.7 million, or 2.8%, over 1997. For the six months ended June 30, 1998, other noninterest expense totaled $129.8 million, an increase of $11.6 million, or 9.8%. The 1998 expenses include $5.2 million of nonrecurring expenses related to the Life merger, which were recorded during the first quarter. Excluding the impact of these charges, other noninterest expense would have totaled $124.6 million for the six months, an increase of $6.4 million, or 5.4%. This increase was primarily due to purchase accounting acquisitions and a $6.1 million increase in professional services expense, all of which relates to costs necessary to upgrade BB&T's systems to make them year 2000 compliant (as discussed below).


YEAR 2000 ISSUE

     The Year 2000 Issue is pervasive and presents both technical and business risks affecting most, if not all, of BB&T's business activities. The "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and equipment with embedded microchips as the Year 2000 approaches. These problems generally arise because most of the world's computer hardware and software has historically used only two digits to identify the applicable year. Any of BB&T's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. If not corrected, this could result in system errors or failures causing disruptions of normal business operations.

     BB&T began planning its Year 2000 remediation strategy in 1996 and has formed a project committee that meets regularly to review the progress of remediation efforts. Based on the assessments of this committee, BB&T determined that it would be required to modify or replace significant portions of its information technology platform and other systems so that they will properly utilize data before, during and after the Year 2000. Efforts to complete and test these modifications are currently underway and progressing. BB&T is utilizing both internal and external resources to reprogram, replace, and test software and other components of its systems for Year 2000 modifications. Systems have been scheduled for modification based on a risk-adjusted priority to ensure that mission-critical systems are completed in time to allow for extended testing.

     For BB&T's core business systems (those systems which run on BB&T's mainframe), the inventory and assessment phases of the process have been completed and the remediation and testing phases are underway. For distributed systems (those systems which do not run on the mainframe) and non-critical business applications, the inventory phase is complete and efforts are underway in most departments to assess the steps necessary to remediate the Year 2000 Issue. Remediation has begun for some mission-critical distributed systems. For non-information technology systems (those systems which have embedded technology such as microprocessors), the inventory phase is complete and the assessment phase is underway.

     During the inventory and assessment phases, BB&T identified all specific systems that require modification or replacement and assessed the steps necessary to remediate the Year 2000 Issue. In the remediation phase, BB&T will replace, modify or delete the systems as required. BB&T has targeted December 31, 1998 as a completion date for remediation of mission-critical business applications. During the testing phase, BB&T will perform internal and external testing with third parties to ensure that the remediated systems accurately process dates. Testing of internal and external systems upon which BB&T relies will be performed in various stages. BB&T has established a goal to complete all stages of testing for mission-critical applications by June 1999. Finally, in the clean management phase, BB&T will implement processes to ensure that the remediated systems will continue to process dates properly.

     Management presently believes that with modifications to existing systems and, in certain circumstances, conversions to new systems, the effects of the Year 2000 Issue will be minimized. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of BB&T, which in turn could have a materially adverse effect on BB&T's results of operations and financial condition.

     BB&T has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which BB&T is vulnerable to those third parties' failure to remediate their own Year 2000 Issue. However, there can be no assurance that the systems of other organizations upon which BB&T's operations rely, including essential utilities and telecommunications providers, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with BB&T's systems, would not have a materially adverse effect on BB&T.

     Management is currently developing contingency plans in the event that efforts to remediate BB&T's systems are not fully successful or are not completed in accordance with current expectations. The contingency plans represent an enhancement of BB&T's existing business resumption plans to safeguard BB&T under various Year 2000 scenarios. The contingency plans are being designed to address any failure to remediate BB&T's internal systems and to address failures of systems outside BB&T. The contingency plans include the use of third party service providers, alternative commercial vendors, alternative data security and other contingency service suppliers.

     The projected total cost of the Year 2000 project is currently estimated at approximately $29 million and is being funded through operating cash flows. As of June 30, 1998, a cumulative total of approximately $8.6 million had been spent on the assessment of and efforts in connection with the Year 2000 project and the development and implementation of the remediation plan. The costs of the project and the date on which BB&T plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the inability to control third party modification plans and similar uncertainties.


PROVISION FOR INCOME TAXES

     The provision for income taxes totaled $56.1 million for the second quarter of 1998, an increase of $2.9 million, or 5.5%. For the six months ended June 30, 1998, the provision for income taxes totaled $108.6 million, an increase of $3.1 million, or 2.9%, compared to the first six months of 1997. Excluding the tax benefits associated with the nonrecurring charges detailed above, the provision for income taxes would have been $110.4 million, an increase of $4.9 million, or 4.6%. Effective tax rates on pretax income were 31.5% and 34.3% for the three months ended June 30, 1998 and 1997, respectively, and also 31.5% and 34.3% for the six months ended June 30, 1998 and 1997, respectively. The lower effective tax rates in 1998 reflect positive results from BB&T's ongoing tax minimization strategies.

                            PROFITABILITY MEASURES



                                                           1998                           1997
                                                   ---------------------   ----------------------------------
                                                     SECOND      FIRST       FOURTH      THIRD       SECOND
                                                    QUARTER     QUARTER     QUARTER     QUARTER      QUARTER
                                                   ---------   ---------   ---------   ---------   ----------
Return on average assets .......................      1.56%       1.50%       1.18%        .90%        1.44%
Return on average common equity ................     20.23       18.77       15.25       11.34        17.92
Net interest margin ............................      4.27        4.36        4.36        4.44         4.52
Efficiency ratio (taxable equivalent)* .........     51.7        51.3        50.5        50.9         51.2

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     BB&T held its annual meeting of the shareholders on April 28, 1998, to consider and vote upon the following matters:

     (1) To elect seven Directors for three-year terms expiring in 2001, three Directors for two-year terms expiring in 2000 and two Directors for one-year terms expiring in 1999. Of shares represented by proxy, votes in favor were 102,753,223; votes opposed were 167,072; and abstentions were 623,963.

     (2) To approve an amendment to the Corporation's Articles of Incorporation to increase the authorized Common Stock from 300,000,000 shares to 500,000,000 shares. Of shares represented by proxy, votes in favor were 98,615,144; votes opposed were 4,040,548; and abstentions were 888,497.

     (3) To ratify the reappointment of Arthur Andersen LLP as the Corporation's independent auditors for 1998. Of shares represented by proxy, votes in favor were 102,760,851; votes opposed were 323,214; and abstentions were 460,125.

     (4) To transact such other business as may properly come before the meeting. Of shares represented by proxy, votes in favor were 88,734,771; votes opposed were 7,295,063; and abstentions were 7,514,351.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 11 -- "Computation of Earnings Per Share" is included herein as Note E.

       Exhibit 27 -- "Financial Data Schedule" is included in the electronically-filed document as required.

     (b) On January 15, 1998, BB&T filed a Form 8-K under Item 5 to report its financial condition and the results of operations for the fourth quarter of 1997. On February 26, 1998, BB&T filed a Form 8-K under Item 5 to announce plans to acquire Maryland Federal Bancorp, Inc. of Hyattsville, Maryland. On February 27, 1998, BB&T filed a Form 8-K under Item 5 to announce a new share repurchase plan. On April 13, 1998, BB&T filed a Form 8-K under Item 5 to report its financial condition and the results of operations for the first quarter of 1998. On May 13, 1998, BB&T filed a Form 8-K under Item 5 to restate the 1997 Form 10-K for the accounts of Life Bancorp, Inc. On June 23, 1998, BB&T filed a Form 8-K under Item 5 to report the declaration of a 2-for-1 stock split to be effected as a 100% stock dividend payable on August 3, 1998, and to report an increase in the quarterly cash dividend to $.175, on a post-split basis. On July 7, 1998, BB&T filed a Form 8-K under Item 5 to report the consummation of an underwritten public offering of $350 million of 6.375% subordinated debt. On July 13, 1998, BB&T filed a Form 8-K under Item 5 to report its financial condition and the results of operations for the second quarter of 1998. On August 10, 1998, BB&T filed a Form 8-K under Item 5 to announce plans to acquire Scott & Stringfellow Financial, Inc., based in Richmond, Virginia. On August 11, 1998, BB&T filed a Form 8-K under Item 5 to report 30 days of combined operations following the merger of Franklin Bancorporation, Inc., on July 1, 1998.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            BB&T CORPORATION
                            (Registrant)
  Date: August 13, 1998            By: /s/  SCOTT E. REED
                            -----------------------------------
                             SCOTT E. REED, SENIOR EXECUTIVE VICE PRESIDENT
                                      AND CHIEF FINANCIAL OFFICER
  Date: August 13, 1998            By: /s/   SHERRY A. KELLETT
                            -----------------------------------
                                SHERRY A. KELLETT, SENIOR EXECUTIVE VICE
                                        PRESIDENT AND CONTROLLER
                                     (PRINCIPAL ACCOUNTING OFFICER)