Form 10-Q
period 1998-10-30
BB&T CORP
filed 1998-11-13
CIK 92230

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


                              SEPTEMBER 30, 1998


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




                                ---------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


     At October 31, 1998, 290,968,400 shares of the registrant's common stock, $5 par value, were outstanding.



                                ---------------
    This Form 10-Q has 25 pages. The Exhibit Index is included on page 24.

                               BB&T CORPORATION

                                   FORM 10-Q

                              SEPTEMBER 30, 1998

                                     INDEX



                                                                                            PAGE NO.
                                                                                           ---------
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited) ...............................................     3
          Consolidated Financial Statements ..............................................     3
          Notes to Consolidated Financial Statements ......................................    7
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of          10
          Operations
          Analysis of Financial Condition .................................................   10
          Market Risk Management ..........................................................   13
          Capital Adequacy and Resources ..................................................   16
          Analysis of Results of Operations ...............................................   17
Part II. OTHER INFORMATION
  Item 1. Legal Proceedings ..............................................................    24
  Item 6. Exhibits and Reports on Form 8-K ...............................................    24
SIGNATURES ...............................................................................    25
EXHIBIT 11 Calculation of Earnings Per Share .............................................    24
EXHIBIT 27 Financial Data Schedule -- Included with electronically-filed document only.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       BB&T CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                                               1998            1997
                                                                                         --------------- ---------------
                                                                                           (UNAUDITED)      (AUDITED)
ASSETS
 Cash and due from banks ...............................................................   $   709,538     $   890,003
 Interest-bearing deposits with banks ..................................................        66,282          77,622
 Federal funds sold and securities purchased under resale agreements or similiar
   arrangements ........................................................................       175,503         225,245
 Trading securities ....................................................................        66,393          67,878
 Securities available for sale .........................................................     8,077,062       7,296,128
 Securities held to maturity (market value: $131,072 at September 30, 1998, and
   $233,636 at December 31, 1997).......................................................       127,394         230,257
 Loans held for sale ...................................................................       685,348         509,141
 Loans and leases, net of unearned income ..............................................    22,452,870      20,724,729
   Allowance for loan and lease losses .................................................      (313,769)       (279,596)
                                                                                           -----------     -----------
    Loans and leases, net ..............................................................    22,139,101      20,445,133
                                                                                           -----------     -----------
 Premises and equipment, net ...........................................................       433,165         434,260
 Other assets ..........................................................................     1,396,002       1,114,580
                                                                                           -----------     -----------
    TOTAL ASSETS .......................................................................   $33,875,788     $31,290,247
                                                                                           ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Noninterest-bearing deposits ..........................................................   $ 3,026,236     $ 2,973,151
 Savings and interest checking .........................................................     1,574,944       1,741,215
 Money rate savings ....................................................................     5,979,472       5,352,973
 Other time deposits ...................................................................    10,728,611       9,923,003
 Foreign deposits ......................................................................       788,392       1,385,633
                                                                                           -----------     -----------
    Total deposits .....................................................................    22,097,655      21,375,975
                                                                                           -----------     -----------
 Short-term borrowed funds .............................................................     4,087,763       3,493,199
 Long-term debt ........................................................................     4,386,201       3,534,203
 Accounts payable and other liabilities ................................................       565,697         447,760
                                                                                           -----------     -----------
    TOTAL LIABILITIES ..................................................................    31,137,316      28,851,137
                                                                                           -----------     -----------
SHAREHOLDERS' EQUITY:
 Preferred stock, $5 par, 5,000,000 shares authorized, none issued and outstanding......            --              --
 Common stock, $5 par, 500,000,000 shares authorized, 290,805,799 issued and
   outstanding at September 30, 1998, and 144,084,061 at December 31, 1997 .............     1,454,029         720,420
 Additional paid-in capital ............................................................       186,512         171,791
 Retained earnings .....................................................................     1,006,082       1,498,493
 Loan to employee stock ownership plan and unvested restricted stock ...................          (623)           (962)
 Accumulated other nonshareholder changes in equity, net of deferred income taxes of
   $59,733 at September 30, 1998 and $31,881 at December 31, 1997.......................        92,472          49,368
                                                                                           -----------     -----------
    TOTAL SHAREHOLDERS' EQUITY .........................................................     2,738,472       2,439,110
                                                                                           -----------     -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................   $33,875,788     $31,290,247
                                                                                           ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME


                                  (UNAUDITED)



                                                          FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ------------------------------- -------------------------------
                                                              1998            1997            1998            1997
                                                        --------------- --------------- --------------- ---------------
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME
 Interest and fees on loans and leases ................  $    502,766    $    455,849    $  1,470,045    $  1,327,039
 Interest and dividends on securities .................       118,164         119,599         361,903         349,237
 Interest on short-term investments ...................         2,040             789           7,802           3,341
                                                         ------------    ------------    ------------    ------------
   Total interest income ..............................       622,970         576,237       1,839,750       1,679,617
                                                         ------------    ------------    ------------    ------------
INTEREST EXPENSE
 Interest on deposits .................................       202,862         197,722         602,732         587,235
 Interest on short-term borrowed funds ................        46,501          40,353         147,962         108,087
 Interest on long-term debt ...........................        59,756          46,120         167,313         119,761
                                                         ------------    ------------    ------------    ------------
   Total interest expense .............................       309,119         284,195         918,007         815,083
                                                         ------------    ------------    ------------    ------------
NET INTEREST INCOME ...................................       313,851         292,042         921,743         864,534
 Provision for loan and lease losses ..................        20,015          21,845          64,310          68,015
                                                         ------------    ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND
 LEASE LOSSES .........................................       293,836         270,197         857,433         796,519
                                                         ------------    ------------    ------------    ------------
NONINTEREST INCOME
 Service charges on deposit accounts ..................        42,854          37,087         126,574         112,412
 Mortgage banking activities ..........................        22,485          13,439          60,436          37,002
 Trust revenue ........................................         8,997           8,498          24,822          23,860
 Agency insurance commissions .........................        12,346           9,775          38,562          30,484
 Other insurance commissions ..........................         2,798           2,696           8,987           9,600
 Other nondeposit fees and commissions ................        29,760          22,870          82,054          62,234
 Securities gains, net ................................         2,064           1,016           5,712           1,883
 Other noninterest income .............................        15,787          55,382          41,823          69,220
                                                         ------------    ------------    ------------    ------------
   Total noninterest income ...........................       137,091         150,763         388,970         346,695
                                                         ------------    ------------    ------------    ------------
NONINTEREST EXPENSE
 Personnel expense ....................................       123,616         126,361         359,281         338,981
 Occupancy and equipment expense ......................        40,486          55,169         117,713         121,719
 Amortization of intangibles and mortgage servicing
   rights .............................................        11,058           6,129          32,252          16,986
 Other noninterest expense ............................        69,205         127,307         202,476         247,492
                                                         ------------    ------------    ------------    ------------
   Total noninterest expense ..........................       244,365         314,966         711,722         725,178
                                                         ------------    ------------    ------------    ------------
EARNINGS
 Income before income taxes ...........................       186,562         105,994         534,681         418,036
 Provision for income taxes ...........................        59,354          39,759         169,349         147,058
                                                         ------------    ------------    ------------    ------------
 Net income ...........................................  $    127,208    $     66,235    $    365,332    $    270,978
                                                         ============    ============    ============    ============
PER COMMON SHARE
 Net income:
   Basic ..............................................  $       .45     $       .23     $      1.28     $       .94
                                                         ============    ============    ============    ============
   Diluted ............................................  $       .44     $       .23     $      1.25     $       .93
                                                         ============    ============    ============    ============
   Cash dividends paid ................................  $       .175    $       .155    $       .485    $       .425
                                                         ============    ============    ============    ============
AVERAGE COMMON SHARES OUTSTANDING
 Basic ................................................   284,261,612     285,456,768     286,410,415     288,114,906
                                                         ============    ============    ============    ============
 Diluted ..............................................   289,997,773     290,857,220     292,505,930     292,933,116
                                                         ============    ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)



                                                SHARES OF
                                                  COMMON         COMMON
                                                  STOCK           STOCK
                                             --------------- --------------
                                                 (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1996, AS
 PREVIOUSLY REPORTED .......................   142,608,032     $  713,040
 Pooling-of-interests merger with
   Franklin Bancorporation, Inc. ...........     2,270,080         11,351
                                               -----------     ----------
BALANCE, DECEMBER 31, 1996, AS
 RESTATED ..................................   144,878,112        724,391
Add (Deduct)
 Nonshareholder changes in equity:**
 Net income ................................            --             --
 Net unrealized gain on securities
   available for sale, net of deferred
   income taxes ............................            --             --
                                               -----------     ----------
 Total nonshareholder changes in
   equity ..................................
 Common stock issued .......................     3,434,391         17,171
 Redemption of common stock ................    (5,979,252)       (29,896)
 Cash dividends declared on common
   stock ...................................            --             --
 Other .....................................            --             --
                                               -----------     ----------
 BALANCE, SEPTEMBER 30, 1997 ...............   142,333,251     $  711,666
                                               ===========     ==========
BALANCE, DECEMBER 31, 1997, AS
 PREVIOUSLY REPORTED .......................   141,763,220     $  708,816
 Pooling-of-interests merger with
   Franklin Bancorporation, Inc. ...........     2,320,841         11,604
                                               -----------     ----------
BALANCE, DECEMBER 31, 1997, AS
 RESTATED ..................................   144,084,061        720,420
Add (Deduct)
 Nonshareholder changes in equity:**
 Net income ................................            --             --
 Net unrealized gain on securities
   available for sale, net of deferred
   income taxes ............................            --             --
                                               -----------     ----------
 Total nonshareholder changes in
   equity ..................................
 Common stock issued .......................     9,868,761         49,344
 Redemption of common stock ................    (5,464,480)       (27,322)
 2-for-1 stock split effective August 3,
   1998 ....................................   142,317,457        711,587
 Cash dividends declared on common
   stock ...................................            --             --
 Other .....................................            --             --
                                               -----------     ----------
BALANCE, SEPTEMBER 30, 1998 ................   290,805,799     $1,454,029
                                               ===========     ==========



                                                                            ACCUMULATED
                                                                               OTHER
                                               ADDITIONAL     RETAINED     NONSHAREHOLDER
                                                PAID-IN       EARNINGS        CHANGES
                                                CAPITAL      AND OTHER*      IN EQUITY        TOTAL
                                             ------------- -------------- --------------- -------------
                                                               (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1996, AS
 PREVIOUSLY REPORTED .......................  $   209,368    $1,286,390       $13,707      $2,222,505
 Pooling-of-interests merger with
   Franklin Bancorporation, Inc. ...........       10,258        10,488          (204)         31,893
                                              -----------    ----------       -------      ----------
BALANCE, DECEMBER 31, 1996, AS
 RESTATED ..................................      219,626     1,296,878        13,503       2,254,398
Add (Deduct)
 Nonshareholder changes in equity:**
 Net income ................................           --       270,978            --         270,978
 Net unrealized gain on securities
   available for sale, net of deferred
   income taxes ............................           --            --        29,930          29,930
                                              -----------    ----------       -------      ----------
 Total nonshareholder changes in
   equity ..................................                                                  300,908
 Common stock issued .......................       99,004            --            --         116,175
 Redemption of common stock ................     (236,935)           --            --        (266,831)
 Cash dividends declared on common
   stock ...................................           --      (124,654)           --        (124,654)
 Other .....................................           --           807            --             807
                                              -----------    ----------       -------      ----------
 BALANCE, SEPTEMBER 30, 1997 ...............  $    81,695    $1,444,009       $43,433      $2,280,803
                                              ===========    ==========       =======      ==========
BALANCE, DECEMBER 31, 1997, AS
 PREVIOUSLY REPORTED .......................  $   161,018    $1,481,075       $48,918      $2,399,827
 Pooling-of-interests merger with
   Franklin Bancorporation, Inc. ...........       10,773        16,456           450          39,283
                                              -----------    ----------       -------      ----------
BALANCE, DECEMBER 31, 1997, AS
 RESTATED ..................................      171,791     1,497,531        49,368       2,439,110
Add (Deduct)
 Nonshareholder changes in equity:**
 Net income ................................           --       365,332            --         365,332
 Net unrealized gain on securities
   available for sale, net of deferred
   income taxes ............................           --            --        43,104          43,104
                                              -----------    ----------       -------      ----------
 Total nonshareholder changes in
   equity ..................................                                                  408,436
 Common stock issued .......................      286,313            --            --         335,657
 Redemption of common stock ................     (271,592)           --            --        (298,914)
 2-for-1 stock split effective August 3,
   1998 ....................................           --      (711,587)           --              --
 Cash dividends declared on common
   stock ...................................           --      (146,156)           --        (146,156)
 Other .....................................           --           339            --             339
                                              -----------    ----------       -------      ----------
BALANCE, SEPTEMBER 30, 1998 ................  $   186,512    $1,005,459       $92,472      $2,738,472
                                              ===========    ==========       =======      ==========

---------
* Other includes the stock dividend distributable, unvested restricted stock and a loan to the employee stock ownership plan.
** Comprehensive income as defined by SFAS No. 130.


The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)



                                                                                            1998            1997
                                                                                      --------------- ---------------
                                                                                          (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .........................................................................  $    365,332    $    270,978
 Adjustments to reconcile net income to net cash providedby operating activities:
  Provision for loan and lease losses ...............................................        64,310          68,015
  Depreciation of premises and equipment ............................................        48,093          44,587
  Amortization of intangibles and mortgage servicing rights .........................        32,252          16,986
  Accretion of negative goodwill ....................................................        (4,682)         (4,678)
  Amortization of unearned stock compensation .......................................           339            (182)
  Discount accretion and premium amortization on securities, net ....................        (1,428)           (625)
  Net decrease in trading account securities ........................................         1,485              --
  Loss (gain) on sales of securities, net ...........................................        (5,712)         (1,883)
  Loss (gain) on sales of loans and mortgage loan servicing rights, net .............       (22,262)        (10,398)
  Loss (gain) on sales of premises and equipment, net ...............................        (5,568)         35,687
  Proceeds from sales of loans held for sale ........................................     3,236,218       1,062,434
  Purchases of loans held for sale ..................................................    (1,282,475)       (446,036)
  Origination of loans held for sale, net of principal collected ....................    (2,107,688)       (723,432)
  Decrease (increase) in:
   Accrued interest receivable ......................................................       (20,495)         (1,004)
   Other assets .....................................................................       (73,541)         (8,235)
  Increase (decrease) in:
   Accrued interest payable .........................................................        22,012           8,918
   Accounts payable and other liabilities ...........................................       113,670          74,723
  Other, net ........................................................................           566           2,535
                                                                                       ------------    ------------
    Net cash provided by operating activities .......................................       360,426         388,390
                                                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sales of securities available for sale ...............................     1,045,667       1,323,273
 Proceeds from maturities, calls and paydowns of securities available for sale ......     1,683,300       1,069,474
 Purchases of securities available for sale .........................................    (2,970,000)     (2,518,861)
 Proceeds from maturities of securities held to maturity ............................        27,955         166,642
 Purchases of securities held to maturity ...........................................       (13,604)       (216,546)
 Leases made to customers ...........................................................       (69,000)        (51,185)
 Principal collected on leases ......................................................        48,192          41,078
 Loan originations, net of principal collected ......................................      (940,533)       (943,516)
 Purchases of loans .................................................................      (104,079)       (155,187)
 Net cash acquired in transactions accounted for under the purchase method ..........        75,992          22,210
 Purchases and originations of mortgage servicing rights ............................       (56,766)        (19,461)
 Proceeds from disposals of premises and equipment ..................................        45,653           1,506
 Purchases of premises and equipment ................................................      (100,415)        (89,747)
 Proceeds from sales of foreclosed property .........................................        20,501          10,020
 Proceeds from sales of other real estate held for development or sale ..............        14,464           4,914
                                                                                       ------------    ------------
    Net cash used in investing activities ...........................................    (1,292,673)     (1,355,386)
                                                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in deposits ................................................       (91,647)         75,858
 Net increase in short-term borrowed funds ..........................................       560,378         122,693
 Proceeds from long-term debt .......................................................     2,154,459       3,536,101
 Repayments of long-term debt .......................................................    (1,518,452)     (2,640,003)
 Net proceeds from common stock issued ..............................................        21,019          18,037
 Redemption of common stock .........................................................      (298,914)       (266,831)
 Cash dividends paid on common stock ................................................      (136,143)       (115,661)
                                                                                       ------------    ------------
    Net cash provided by financing activities .......................................       690,700         730,194
                                                                                       ------------    ------------
Net Decrease in Cash and Cash Equivalents ...........................................      (241,547)       (236,802)
CASH AND CASH EQUIVALENTS at beginning of period ....................................     1,192,870       1,032,892
                                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS at end of period ..........................................  $    951,323    $    796,090
                                                                                       ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest ..........................................................................  $    895,812    $    815,280
  Income taxes ......................................................................       108,686          93,167
 Noncash financing and investing activities:
  Transfer of securities from held to maturity to available for sale ................        88,396              --
  Transfer of fixed assets to other real estate owned ...............................        17,774           1,668
  Transfer of loans to foreclosed property ..........................................        17,557          10,015
  Securitization of mortgage loans ..................................................       277,208              --

The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              SEPTEMBER 30, 1998


                                  (Unaudited)


A. BASIS OF PRESENTATION

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries ("BB&T" or the "Corporation") as of September 30, 1998 and December 31, 1997; the consolidated statements of income for the three and nine months ended September 30, 1998 and 1997; the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 1998 and 1997; and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997.

   The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T's latest annual report on Form 10-K, as restated in BB&T's Current Report on Form 8-K filed on September 18, 1998, should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain 1997 amounts have been reclassified to conform to statement presentations for 1998. The reclassifications have no effect on shareholders' equity or net income as previously reported.

   On June 23, 1998, BB&T's Board of Directors approved a 2-for-1 split in the Corporation's common stock effected in the form of a 100% stock dividend paid August 3, 1998. Accordingly, all per share data (and weighted average shares) have been restated to reflect the split.


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


B. NATURE OF OPERATIONS

   BB&T is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations in North Carolina, South Carolina, Virginia, Maryland and the metropolitan Washington, D.C. area primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. The banking subsidiaries, Branch Banking and Trust Company ("BB&T-NC"), Branch Banking and Trust Company of South Carolina ("BB&T-SC"), Branch Banking and Trust Company of Virginia ("BB&T-VA"), Franklin National Bank of Washington, D.C. ("FNB") and Maryland Federal Bank provide a wide range of traditional banking services to individuals and commercial customers, including small and mid-size businesses, public agencies and local governments. Substantially all of BB&T's loans are to businesses and individuals in the market area outlined above. Subsidiaries of the commercial banking subsidiaries offer lease financing to commercial businesses and municipal governments, investment services, (including discount brokerage services, annuities, mutual funds and government and municipal bonds), life and property and casualty insurance on an agency basis and insurance premium financing. Other subsidiaries of BB&T provide services such as automobile lending, equipment financing, factoring, investment banking and corporate finance services.


C. NEW ACCOUNTING PRONOUNCEMENTS

   In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure by continuing and amending existing standards. The statement was effective for financial statements for periods ending after December 15, 1997. BB&T adopted the provisions of the statement effective December 31, 1997, however management determined that BB&T was in compliance with the disclosure requirements of SFAS No. 129 prior to its adoption. Therefore, the implementation of the statement did not affect the capital structure disclosures made by BB&T.

   In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income is the nonshareholder related change in equity (net assets) of a company during a period from transactions and other events. BB&T adopted the provisions of the statement effective January 1, 1998, including retroactive application to prior periods. The standard does not address issues of recognition or measurement of comprehensive income; therefore, the implementation of the statement did not have a material impact on BB&T's consolidated financial position or consolidated results of operations.

   In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997, and requires restatement of all prior periods presented. The standard does not address issues of recognition or measurement; therefore, the implementation of the statement will not have an impact on the consolidated financial position or consolidated results of operations of BB&T, but will require additional disclosures.

   In March, 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises the disclosure requirements for pensions and other postretirement benefit plans. SFAS No. 132 is effective for periods beginning after December 15, 1997, and requires restatement of all prior periods presented. The statement does not address issues of recognition or measurement and, therefore, the implementation of the statement will not have a material impact on the consolidated financial position or consolidated results of operations of BB&T, but will require additional disclosures.

   During the first quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of computer software costs that meet certain criteria. The statement is effective for fiscal years beginning after December 15, 1998. Management does not expect the implementation of SOP 98-1 to have a material effect on BB&T's consolidated financial position or consolidated results of operations.

   In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing of or method of adoption of the statement. However, the statement could increase volatility in earnings and other comprehensive income.

   During the third quarter of 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Accounting for Start-up Costs." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, requiring start-up costs to be expensed as incurred. The SOP is effective for fiscal years beginning after December 15,

   1998. Adoption of the statement is not expected to have a material impact on BB&T's consolidated financial position or consolidated results of operations.

   During October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." The provisions of the statement are effective for the first quarter of 1999. Management does not anticipate that the adoption of the statement will have a material impact on BB&T's consolidated financial position or consolidated results of operations.


D. MERGERS AND ACQUISITIONS

   COMPLETED MERGERS AND ACQUISITIONS

   On March 1, 1998, BB&T completed its merger with Life Bancorp, Inc. ("Life") of Norfolk, Virginia. This transaction was accounted for as a pooling of interests, and, accordingly, the accompanying consolidated financial statements have been restated to reflect the accounts of Life. In conjunction with the merger, BB&T issued approximately 5.8 million shares of common stock (11.6 million shares on a post-split basis) in exchange for all of the outstanding shares of Life common stock.

   On June 18, 1998, BB&T completed the acquisition of Dealers' Credit Inc. ("DCI"), of Menomonee Falls, Wisconsin. DCI specializes in extending credit to commercial, agricultural, municipal and consumer users for the purchase of lawn care equipment. The acquisition was accounted for using the purchase method of accounting and, therefore, the accompanying consolidated financial statements include the operating results of DCI only since the date of acquisition. In conjunction with the transaction, BB&T recorded $10.1 million of goodwill, which is being amortized using the straight-line method over 15 years.

   On June 30, 1998, BB&T completed its acquisition of W.E. Stanley & Company Inc., and its affiliated companies, (collectively, "Stanley"), located in Greensboro, North Carolina. Stanley, the largest actuarial, consulting and administration firm headquartered in the Carolinas, primarily manages retirement plans for companies and has more than 700 clients located mostly in the Carolinas, Virginia, Maryland and Tennessee. The merger was accounted for as a purchase and, therefore, the accompanying consolidated financial statements include the operating results of Stanley only since the date of the acquisition. In conjunction with the acquisition, BB&T recorded $10.3 million of goodwill, which is being amortized using the straight-line method over 15 years.

   On July 1, 1998, BB&T completed its merger with Franklin Bancorporation Inc. ("Franklin") of Washington, D.C., in a stock transaction accounted for as a pooling of interests. Under the terms of the merger agreement, Franklin shareholders received .70 shares of BB&T stock for each share of Franklin stock held. Approximately 2.5 million shares of BB&T common stock (4.9 million shares on a post-split basis) were issued in exchange for all of the Franklin common stock outstanding.

   On September 30, 1998, BB&T completed its acquisition of Maryland Federal Bancorp, Inc. ("Maryland Federal") of Hyattsville, Maryland, in a transaction accounted for as a purchase. In conjunction with the merger, BB&T issued 8.7 million shares of BB&T common stock in exchange for all of the outstanding shares of Maryland Federal common stock. BB&T recorded $158.8 million of goodwill, which is being amortized using the straight-line method over a period of 15 years.

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


   PENDING MERGERS AND ACQUISITIONS

   On August 10, 1998, BB&T announced plans to acquire Scott & Stringfellow Financial, Inc. ("Scott & Stringfellow"), an investment banking firm based in Richmond, Virginia. The transaction will be accounted for as a purchase. Scott & Stringfellow shareholders will receive one share of BB&T common stock in exchange for each share of Scott & Stringfellow common stock held. The acquisition is expected to be completed during the first quarter of 1999.

   On August 26, 1998, BB&T announced plans to merge with MainStreet Financial Corporation ("MainStreet"), based in Martinsville, Virginia. The transaction will be accounted for as a pooling of interests. MainStreet shareholders will receive 1.18 shares of BB&T common stock in exchange for each share of MainStreet common stock held. The merger is expected to be completed during the first quarter of 1999.


E. CALCULATION OF EARNINGS PER COMMON SHARE

     BB&T's basic and diluted earnings per common share amounts were calculated as follows (amounts adjusted for the impact of the 2-for-1 stock split effective August 3, 1998):



                                                           FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                     --------------------------------- ---------------------------------
                                                           1998             1997             1998             1997
                                                     ---------------- ---------------- ---------------- ----------------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE)
BASIC EARNINGS PER COMMON SHARE:
 Weighted average number of common shares
   outstanding during the period ...................    284,261,612      285,456,768      286,410,415      288,114,906
                                                        ===========      ===========      ===========      ===========
 Net income ........................................  $     127,208    $      66,235    $     365,332    $     270,978
                                                      =============    =============    =============    =============
 Basic earnings per share ..........................  $         .45    $         .23    $        1.28    $         .94
                                                      =============    =============    =============    =============
DILUTED EARNINGS PER COMMON SHARE:
 Weighted average number of common shares
   outstanding during the period ...................    284,261,612      285,456,768      286,410,415      288,114,906
 Add-
   Dilutive effect of outstanding options (as
    determined by application of treasury stock
    method) ........................................      5,736,161        5,326,156        6,095,515        4,721,553
   Issuance of additional shares under share
    repurchase agreement, contingent upon market
    price ..........................................             --           74,296               --           96,657
                                                      -------------    -------------    -------------    -------------
 Weighted average number of common shares, as
   adjusted ........................................    289,997,773      290,857,220      292,505,930      292,933,116
                                                      =============    =============    =============    =============
 Net income ........................................  $     127,208    $      66,235    $     365,332    $     270,978
                                                      =============    =============    =============    =============
 Diluted earnings per share ........................  $         .44    $         .23    $        1.25    $         .93
                                                      =============    =============    =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                         OF OPERATIONS


                        ANALYSIS OF FINANCIAL CONDITION

     BB&T's total assets at September 30, 1998, were $33.9 billion, a $2.6 billion increase from the balance at December 31, 1997. The balance sheet categories that accounted for most of the increase were loans and leases, including loans held for sale, which grew $1.9 billion, securities available for sale, which increased $780.9 million, and other assets, which increased $281.4 million compared to year-end 1997. These increases were partially offset by declines in cash and due from banks, which decreased $180.5 million, interest-bearing deposits with banks, down $11.3 million, Federal funds sold and securities purchased under resale agreements or similar arrangements, which decreased $49.7 million and securities held to maturity, which decreased $102.9 million.

     Total deposits increased $721.7 million, short-term borrowed funds increased $594.6 million and long-term debt increased $852.0 million during the first nine months of 1998. Total shareholders' equity increased $299.4 million.


     The factors causing the fluctuations in these balance sheet categories are further discussed in the following paragraphs.


LOANS AND LEASES

     BB&T's overall loan growth continued at a healthy pace during the third quarter of 1998, with end of period loans, including loans held for sale, increasing 15.0% compared to September 30, 1997, and 12.0% on an annualized basis since year-end 1997. Average loans increased 11.4% in the third quarter of 1998 and 12.1% in the nine months ended September 30, 1998, compared to the same periods in 1997.

     While BB&T's overall loan growth has remained strong, the mix of the loan portfolio has changed in 1998 compared to 1997 and the growth rates of the various categories of loans reflect this change in mix. As a result of declines in interest rates, mortgage loans increased 23.1% on average in the current quarter compared to the third quarter of 1997 and were up 28.4% for the first nine months of 1998 compared to the first nine months of 1997. BB&T's other loan categories experienced growth at a slower pace. Average commercial loans, including leasing, increased 10.4% in this year's third quarter compared to last year's third quarter and 9.2% for the first nine months of 1998 compared to the same period in 1997. Average consumer loans, which includes sales finance, revolving credit and direct retail, increased 3.7% comparing the third quarters of 1998 and 1997, and 4.0% comparing the nine month periods ended September 30, 1998 and 1997. The slower growth in retail lending has been affected by refinancing of mortgage loans as BB&T's clients, in some cases, pay down credit card and home equity lines with proceeds from mortgage refinancing.


     The 1998 growth rates include the effects of loans that were divested in connection with the 1997 merger with United Carolina Bancshares Corporation ("UCB") and the purchase accounting transactions completed in 1997. BB&T divested $232.3 million of loans in conjunction with the UCB merger and acquired $1.0 billion in loans from the purchases of Fidelity Financial Bankshares Corporation ("Fidelity"), Phillips Factors Corporation ("Phillips"), Refloat, Inc. ("Refloat") and Virginia First Financial Corporation ("Virginia First"). Excluding the impact of the UCB merger-related divestiture and the purchase accounting transactions, average "internal" loan growth for the three months and nine months ended September 30, 1998, was 4.9% and 6.3%, respectively, compared to the third quarter and first nine months of 1997. By category, excluding the divestiture and the purchase accounting transactions, mortgage loans increased 12.4% for the quarter and 17.2% for the nine months, commercial loans grew 7.5% for the quarter and 7.3% for the nine months, revolving credit loans increased 6.0% for the quarter and 6.9% for the nine months and direct retail loans were up 1.5% for the third quarter and up 2.7% for the nine months than the comparable periods in 1997.

     The change in the overall mix of the loan portfolio, which principally resulted from the rapid growth in mortgages, negatively affected the net interest margin in the second quarter. However, the net interest margin for the third quarter improved to 4.40% from the second quarter margin of 4.29%. The average yield on mortgage loans for the nine months ended September 30, 1998, was 7.69%, down 18 basis points from the yield from the first nine months of 1997. Over the same time frame, the yields from commercial loans and consumer loans increased 4 basis points to 9.16% and decreased 3 basis points to 10.34%, respectively. The yield on the total loan portfolio decreased 10 basis points to 9.09% for the first nine months of 1998 compared to 1997.

     BB&T is the largest originator of mortgage loans and home equity loans in the Carolinas and is the thirteenth largest home equity lender in the U.S. BB&T typically sells fixed-rate mortgage loans in the secondary market while retaining the servicing on all loans. The total mortgage servicing portfolio exceeded $15 billion at September 30, 1998.


SECURITIES

     Securities available for sale, which totaled $8.1 billion, increased $780.9 million from December 31, 1997. These securities had net unrealized gains, net of deferred income taxes, of $92.5 million at September 30, 1998, compared to $49.4 million at December 31, 1997. Securities held to maturity totaled $127.4 million, down $102.9 million from year-end 1997. The increase in total securities holdings, excluding trading securities, includes the effect of the securitization of $277.2 million of mortgage loans which were transferred to the securities portfolio in the form of collateralized mortgage obligations (CMO's). Management securitized the loans in an effort to improve the net yield from the securities portfolio, with higher-yielding CMO's. The average yield on the securities portfolio for the first nine months was 6.79%, unchanged from the net yield earned in the first nine months of 1997.


OTHER INTEREST-EARNINGS ASSETS

     Federal funds sold and securities purchased under resale agreements or similar arrangements decreased $49.7 million during the first nine months of 1998, or 22.1%. The decrease was due to lower investments in overnight funds. The average yield on other interest-earning assets for the first nine months of 1998 was 5.64%, up from 5.62% earned during the first nine months of 1997.


OTHER ASSETS

     BB&T's other noninterest-earning assets increased $281.4 million from December 31, 1997, to September 30, 1998. The increase results primarily from goodwill, which increased $181.3 million during the nine months because of the acquisitions of DCI, Stanley and Maryland Federal. In addition, capitalized mortgage servicing rights increased $29.7 million over the same time frame, resulting from the substantial increase in mortgage loan activity.

DEPOSITS

     Total deposits increased $721.7 million during the first nine months of the year. Certificates of deposit and other time deposits led the increase by growing $804.6 million, or 8.1%. Money rate savings accounts grew $626.5 million, or 11.7%, and noninterest-bearing deposits increased $53.1 million. These increases were partially offset by a $596.2 million decrease in foreign deposits and a $166.3 million decrease in savings and interest checking. The shift from foreign deposits to certificate accounts reflects an effort to diversify short-term funding into institutional certificate accounts.

     The growth in overall deposits primarily results from purchase accounting and from the promotion of an "Investor Deposit Account," which is a money rate savings account that provides greater flexibility than traditional certificate accounts and is more cost effective than certificates of deposit. On average, the third quarter balance of investor deposit accounts totaled $2.5 billion, compared to a third quarter 1997 average of $1.5 billion, which reflects a 73.0% growth rate. Compared to the average balance for the second quarter of 1998, investor deposit accounts increased $252.3 million, an annualized growth rate of 44.2%.

     On August 15, 1997, BB&T divested $505.8 million of deposits in conjunction with the merger with UCB. BB&T also acquired $893.1 million of deposits during 1997 through the purchases of Fidelity and Virginia First. In 1998, BB&T acquired $813.3 million of deposits through the purchase acquisition of Maryland Federal. Excluding the impact of the divestiture and the purchase accounting transactions, BB&T's average quarterly deposits would have been $21.2 billion, 2.6% greater than the average balance, excluding the impact of the divestiture, for the third quarter of 1997.

     The average cost for total interest-bearing deposits during the first nine months of 1998 was 4.39%, down 3 basis points from the comparable period in 1997.


SHORT-TERM BORROWED FUNDS

     As a result of asset growth rates significantly higher than deposit growth rates in recent years, combined with the availability of cost-effective alternative funding sources, management has increasingly utilized nondeposit funding sources, such as Federal Home Loan Bank ("FHLB") advances, master notes, purchases of Federal funds and sales of securities under repurchase agreements.

     During the third quarter, short-term borrowed funds increased $594.6 million, or 17.0%, compared to year-end 1997. On average, short-term borrowed funds increased $962.1 million for the nine months ended September 30, 1998, compared to the same period in 1997, to a balance of $3.7 billion. Balances of short-term borrowed funds can fluctuate substantially from day to day based on specific funding needs. The average rate paid on short-term borrowed funds was 5.30% for the first nine months of 1998, up from 5.22% for the same period in 1997.


LONG-TERM DEBT

     Long-term debt consists primarily of FHLB advances, medium term bank notes and corporate subordinated debt. These borrowings are utilized because they are a cost-effective long-term funding source and provide BB&T with the flexibility to structure the debt to manage interest rate risk and liquidity. Long-term debt totaled $4.4 billion at September 30, 1998, an increase of $852.0 million, or 24.1%, from the balance at December 31, 1997. The largest component of the increase was the issuance of $350 million of corporate subordinated notes on June 30, 1998. On average, long-term debt increased $1.1 billion for the first nine months of 1998 compared to the first nine months of 1997. Long-term debt has been for a variety of funding needs, including the repurchase of shares of BB&T's common stock in conjunction with various acquisitions accounted for by the purchase method.


ASSET QUALITY

     Nonperforming assets (composed of foreclosed assets, nonaccrual loans and restructured loans) totaled $116.0 million at September 30, 1998, compared to $136.2 million at December 31, 1997. Nonperforming assets, as a percentage of loan-related assets, were .50% at September 30, 1998, compared to .64% at December 31, 1997. Loans 90 days or more past due and still accruing interest totaled $46.9 million compared to a year-end 1997 balance of $44.4 million.

     Net charge-offs totaled $16.0 million and amounted to .29% of average loans and leases in the third quarter of 1998 compared to $18.3 million, or
 .36% of average loans and leases, in the corresponding period in 1997. For the nine months ended September 30, 1998, net charge-offs totaled $46.9 million, or
 .29% of average loans and leases, compared to $47.0 million, or .32% of average loans and leases, during 1997. The decrease in net charge-offs as a percentage of average loans and leases results from improved overall asset quality and lower charge-offs at Regional Acceptance Corporation, BB&T's nonstandard automobile finance company. BB&T has also experienced higher recoveries during 1998.

     The allowance for loan and lease losses was $313.8 million, or 1.36% of loans and leases, at September 30, 1998, compared to $279.6 million, or 1.32% of loans and leases, at December 31, 1997. The provision for loan and lease losses for the third quarter of 1998 was $20.0 million, compared to $21.8 million in the third quarter of 1997. For the nine months ended September 30, 1998, the provision totaled $64.3 million, down from the $68.0 million recorded in the first nine months of 1997. The lower provision results from lower net charge-offs during 1998 and positive trends in nonaccrual loans and leases and other nonperforming assets since year-end 1997.

     Asset quality statistics relevant to the last five calendar quarters are presented in the accompanying table.


                            ASSET QUALITY ANALYSIS

                                                                               AS OF/FOR THE QUARTER ENDED
                                                             ----------------------------------------------------------------
                                                                9/30/98      6/30/98      3/31/98     12/31/97      9/30/97
                                                             ------------ ------------ ------------ ------------ ------------
                                                                                  (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOAN & LEASE LOSSES
 Beginning balance .........................................  $294,226    $ 286,742    $ 279,596    $ 270,068    $ 264,826
 Allowance for acquired loans ..............................    15,542       1,269           --       12,012        1,690
 Provision for loan and lease losses .......................    20,015      21,955       22,340       29,995       21,845
 Net charge-offs ...........................................   (16,014)    (15,740)     (15,194)     (32,479)     (18,293)
                                                              ---------   ---------    ---------    ---------    ---------
   Ending balance ..........................................  $313,769    $294,226     $286,742     $279,596     $270,068
                                                              =========   =========    =========    =========    =========
RISK ASSETS
 Nonaccrual loans and leases ...............................  $ 83,623    $ 78,919     $ 92,971     $ 99,938     $ 74,735
 Foreclosed real estate ....................................    20,570      19,476       15,477       20,937       16,531
 Other foreclosed property .................................    11,322      13,911       14,603       13,986       13,914
 Restructured loans ........................................       525         528           --        1,377        1,532
                                                              ---------   ---------    ---------    ---------    ---------
   Nonperforming assets ....................................  $116,040    $112,834     $123,051     $136,238     $106,712
                                                              =========   =========    =========    =========    =========
 Loans 90 days or more past due and still accruing .........  $ 46,873    $ 48,947     $ 42,257     $ 44,362     $ 40,075
                                                              =========   =========    =========    =========    =========
ASSET QUALITY RATIOS
Nonaccrual loans and leases as a percentage of total
 loans and leases ..........................................       .36 %       .35 %        .43 %        .47 %        .37 %
Nonperforming assets as a percentage of:
 Total assets ..............................................       .34         .35          .38          .44          .37
 Loans and leases plus foreclosed property .................       .50         .51          .56          .64          .53
Net charge-offs as a percentage of average loans and
 leases ....................................................       .29         .29          .29          .63          .36
Allowance for loan and lease losses as a percentage of
 loans and leases ..........................................      1.36        1.32         1.31         1.32         1.34
Ratio of allowance for loan and lease losses to:
 Net charge-offs ...........................................      4.94 X      4.66 x       4.65 x       2.17 x       3.72 x
 Nonaccrual loans and leases ...............................      3.73        3.70         3.08         2.76         3.54

     All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

                            MARKET RISK MANAGEMENT

     The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, BB&T's basic market risk exposure is interest rate risk. A prime objective in interest rate risk management is to minimize the effect that changes in interest rates on interest-sensitive assets and interest-sensitive liabilities have on net interest income. Management uses active balance sheet management as an efficient and cost-effective means of controlling interest rate risk. This is accomplished through strategic pricing of asset and liability accounts. The expected result of strategic pricing is the development of appropriate maturity and repricing opportunities in those accounts to produce consistent net income during changing interest rate environments. The Asset / Liability Management Committee ("ALCO") monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed for proper fixed-rate and variable-rate "mixes" under various interest rate scenarios.

     The asset/liability management process is designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. It is the responsibility of the ALCO to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The ALCO also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The ALCO meets regularly to review BB&T's interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards.

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

     Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the sensitivity of earnings to changes in interest rates. Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T's interest sensitivity by means of a computer-based asset/liability model that incorporates current volumes and rates, maturities, repricing opportunities and anticipated growth of asset and liability portfolios. The model calculates an earnings estimate based on current and projected portfolio balances and interest rates. This level of detail is needed to correctly simulate the effect that changes in interest rates and portfolio balances will have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better illustration of true earnings potential than other analyses such as static or dynamic gap.

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

     The following table represents the interest sensitivity position of BB&T as of September 30, 1998. This position can be modified by management within a relatively short time period if necessary through the use of various techniques, including securitizing assets, changing funding and investment strategies and utilizing derivative financial instruments. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets; cash flows and maturities of derivative financial instruments; changes in market conditions, loan and deposit volumes and pricing; customer preferences; and capital plans. This tabular data does not reflect the impact of any changes in the credit quality of BB&T's assets. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances of assets and liabilities incorporating the projected effect of maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.


                    INTEREST SENSITVITY SIMULATION ANALYSIS



                                    ANNUALIZED
     INTEREST                      HYPOTHETICAL
       RATE                         PERCENTAGE
     SCENARIO                       CHANGE IN
-----------------      PRIME       NET INTEREST
      LINEAR            RATE          INCOME
-----------------   -----------   -------------
      +3.00%        11.00%         -1.59%
      +1.50          9.50          -1.47
      -1.50          6.50          -1.06
      -3.00          5.00          -1.24

     Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over nine months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At September 30, 1998, the sensitivity of BB&T's net interest income to changes in interest rates was within management's targets, as indicated in the accompanying table.


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

     Many of BB&T's derivative contracts are written in amounts referred to as notional amounts. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating payments between the counterparties. On September 30, 1998, BB&T had outstanding interest rate swaps, caps, floors and collars with notional amounts totaling $3.6 billion. The estimated fair value of open contracts used for risk management purposes reflected net unrealized gains of $46.1 million at September 30, 1998.

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

     A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the interest rate swaps, caps and floors to which BB&T is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit exposure to which BB&T is exposed at any time is immaterial. Further, BB&T has netting agreements with the dealers with which it does business. Because of these netting agreements, BB&T had a minimal amount of off-balance sheet credit exposure at September 30, 1998.

     SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. The following tables set forth certain information concerning BB&T's interest rate swaps, caps, floors and collars at September 30, 1998:

                 INTEREST RATE SWAPS, CAPS, FLOORS AND COLLARS

                              SEPTEMBER 30, 1998



                                            NOTIONAL          RECEIVE             PAY            UNREALIZED
TYPE                                         AMOUNT             RATE              RATE         GAINS (LOSSES)
-------------------------------------   ---------------   ---------------   ---------------   ---------------
                                                               (DOLLARS IN THOUSANDS)
Receive fixed swaps .................    $1,110,600              6.45%              5.64%       $  52,283
Pay fixed swaps .....................     1,104,298              5.66               5.71           (6,420)
Basis swaps .........................       100,000              5.77               5.59               (1)
Caps, floors & collars ..............     1,247,250                --                 --              258
                                         ----------              ----               ----        -----------
Total ...............................    $3,562,148              6.04%              5.67%       $  46,120
                                         ==========              ====               ====        ===========
                                                                             BASIS SWAPS,
                                           RECEIVE          PAY FIXED        CAPS, FLOORS
YEAR-TO-DATE ACTIVITY                    FIXED SWAPS          SWAPS         & COLLARS             TOTAL
--------------------------------------  ---------------   ----------        -------------       -----------
Balance, December 31, 1997 ..........   $1,301,000         $  351,930       $  776,000          $2,428,930
Additions ...........................       10,000            858,978          797,250          1,666,228
Maturities/amortizations ............     (200,400)          (106,610)         (61,000)          (368,010)
Terminations ........................           --                 --         (165,000)          (165,000)
                                        -----------       -----------       ------------        -----------
Balance, September 30, 1998 .........   $1,110,600         $1,104,298       $1,347,250          $3,562,148
                                        ===========       ===========       ============        ===========
                                           ONE YEAR        ONE TO FIVE        AFTER FIVE
MATURITY SCHEDULE*                         OR LESS            YEARS             YEARS             TOTAL
--------------------------------------  ---------------   ----------        -----------         -----------
Receive fixed swaps .................   $  550,600        $  300,000        $  260,000          $1,110,600
Pay fixed swaps .....................    1,010,600            62,820            30,878          1,104,298
Basis swaps .........................      100,000                --                --            100,000
Caps, floors & collars ..............      500,000           747,250                --          1,247,250
                                        -----------       -----------       ------------        -----------
Total ...............................   $2,161,200        $1,110,070        $  290,878          $3,562,148
                                        ===========       ===========       ============        ===========

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

     Total shareholders' equity was $2.7 billion at September 30, 1998, and $2.4 billion at December 31, 1997. BB&T's book value per common share at September 30, 1998, was $9.42 compared to $8.46 at December 31, 1997.

     Tier 1 capital (total shareholders' equity less goodwill and other disallowed intangible assets), total risk-based capital and the leverage ratios at September 30, 1998, were estimated to be 10.0%, 14.8% and 7.1%, respectively. The comparable ratios at the end of 1997 were 10.3%, 13.9% and 7.3%, respectively. The Tier 1 and total capital ratios measure capital relative to risk-weighted assets as defined by FRB guidelines. An 8.00% minimum of total capital to risk-weighted assets is required. One-half of the 8.00% minimum must consist of tangible common shareholders' equity (Tier 1 capital) under regulatory guidelines. The leverage ratio, established by the FRB, measures Tier 1 capital to average total assets less goodwill and must be maintained in conjunction with the risk-based capital standards. The regulatory minimum for the leverage ratio is 3.00% to 5.00% based on evaluation.

                            CAPITAL ADEQUACY RATIOS



                                          1998                           1997
                            ---------------------------------   ----------------------
                              THIRD       SECOND      FIRST       FOURTH       THIRD
                             QUARTER     QUARTER     QUARTER     QUARTER      QUARTER
                            ---------   ---------   ---------   ---------   ----------
Risk-based capital ratios
 Tier 1 capital .........      10.0%       10.2%       10.5%       10.3%        10.1%
 Total capital ..........      14.8        15.5        14.0        13.9         13.7
Leverage ratio ..........       7.1         6.8         7.1         7.3          7.2

                       ANALYSIS OF RESULTS OF OPERATIONS

     Net income for the third quarter of 1998 totaled $127.2 million, an increase of 92.1% over the $66.2 million earned during the third quarter of 1997. On a diluted per share basis, earnings for the three months ended September 30, 1998, were $.44 compared to $.23 for the same period in 1997, an increase of 91.3%. BB&T's operating results for the third quarter of 1998 produced an annualized return on average assets of 1.58% and an annualized return on average shareholders' equity of 20.62% compared to prior year ratios of .90% and 11.43%, respectively.

     For the first nine months of 1998, net income totaled $365.3 million, an increase of 34.8% over the net income earned in the comparable period of 1997. On a diluted per share basis, net income was $1.25, an increase of 34.4% compared to the first nine months of 1997.

     BB&T's earnings for the third quarter and the first nine months of 1998 and the comparable periods of 1997 were adversely affected by nonrecurring, merger-related charges. During the first quarter of 1998, BB&T recorded $6.0 million in after-tax expenses primarily associated with the Life merger. These charges included costs associated with professional fees, the reduction of staffing levels, early retirement packages and other personnel-related expenses. During the third quarter of 1998, an additional $4.9 million in after-tax charges were recorded in conjunction with the Franklin merger. These costs included professional fees, personnel-related expenses and occupancy and equipment costs.

     During the first nine months of 1997, BB&T incurred $42.7 million in net after tax charges primarily relating to the merger with UCB. These charges were recorded during the third quarter of 1997.

     Excluding the impact of the nonrecurring merger-related charges on 1998 and 1997 operating results, BB&T would have had third quarter net income of $132.1 million, an increase of 21.3% compared to the $108.9 million earned in the third quarter of 1997. On a diluted per share basis, third quarter earnings excluding these changes were $.46, compared to $.37 earned in the third quarter last year, an increase of 24.3%.

     BB&T's recurring earnings for the first nine months of 1998 totaled $376.3 million, compared to $313.7 million in the prior year, an increase of 20.0%. On a diluted per share basis, earnings for the first nine months of 1998, excluding nonrecurring charges, totaled $1.29, up 20.6% from the prior year earnings per share of $1.07. Earnings before nonrecurring expenses for the first nine months of 1998 produced an annualized return on average assets of 1.58% and a return on average equity of 20.37%, compared to prior year ratios of 1.47% and 18.23%, respectively.

     BB&T's growth in recurring earnings resulted from three principal factors. First, BB&T's noninterest income continues to grow at a very strong pace, increasing 33.1% on a recurring basis for the three months ended September 30, 1998, compared to the same period in 1997, and 30.1% for the nine months ended September 30, 1998, compared to the first nine months of 1997. Second, as discussed above, BB&T has experienced positive growth in loans and has seen improvement in the net interest margin during the third quarter, which resulted in a 7.7% increase in net interest income on a fully taxable equivalent ("FTE") basis in the third quarter of 1998, compared to the third quarter of 1997. Third, BB&T has continued to effectively manage the growth of noninterest expenses. Excluding acquisitions accounted for by the purchase method of accounting, recurring noninterest expense increased 7.7% in the third quarter compared to the same period in 1997, and 6.2% during the nine months ended September 30, 1998, compared to the first nine months of 1997.


NET INTEREST INCOME AND NET INTEREST MARGIN

     Net interest income on an FTE basis was $330.0 million for the third quarter of 1998 compared to $306.3 million for the same period in 1997, a 7.7% increase. For the three months ended September 30, 1998, average interest-earning assets increased $2.4 billion, or 8.9%, to $29.9 billion over the third quarter of 1997, while average interest-bearing liabilities increased by $2.2 billion. During the same time period, the net interest margin decreased from a third quarter 1997 rate of 4.45% to a rate of 4.40% in the current quarter. The 5 basis point decline in margin was primarily the result of increased funding costs associated with BB&T's share repurchase program, which resulted in a reduction in margin of 10 basis points during the quarter, the 1997 divestiture associated with the UCB merger, which resulted in a 5 basis point decline, and the changes in loan mix discussed above.

     For the nine months ended September 30, 1998, FTE net interest income was $968.8 million, an increase of 7.4% from the prior year balance of $902.5 million. Total average earning assets increased $2.8 billion, or 10.6%, compared to the first nine months of 1997, while average interest-bearing liabilities increased $2.7 billion, or 11.5%.

     The following tables demonstrate fluctuations in net interest income and the related yields for the third quarter of 1998 and the first nine months of 1998 compared to the comparable periods in 1997, and detail the portions of these changes caused by changes in rates versus changes in volumes.


                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                         AVERAGE BALANCES            YIELD/RATE
                                    --------------------------- ---------------------
      FULLY TAXABLE EQUIVALENT           1998          1997        1998       1997
----------------------------------- ------------- ------------- ---------- ----------
                                                 (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
 U.S. Treasury, government
  and other (5) ...................  $ 7,275,157   $ 7,197,354  6.77%      6.82%
 States and political
  subdivisions ....................      186,547       186,298  8.31       8.36
                                     -----------   -----------  -----      -----
  Total securities (5) ............    7,461,704     7,383,652  6.80       6.86
Other earning assets (2) ..........      149,583        62,546  5.43       5.07
Loans and leases, net of
 unearned income (1)(3)(4)(5)......   22,271,025    19,989,459  9.10       9.21
                                     -----------   -----------  -----      -----
  Total earning assets ............   29,882,312    27,435,657  8.51       8.57
                                     -----------   -----------  -----      -----
  Non-earning assets ..............    2,070,437     1,689,338
                                     -----------   -----------
    TOTAL ASSETS ..................  $31,952,749   $29,124,995
                                     ===========   ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing deposits:
 Savings and interest-
  checking ........................  $ 1,617,263   $ 2,098,023  1.74       1.76
 Money rate savings ...............    5,785,865     4,773,401  3.19       3.14
 Time deposits ....................   10,981,136    10,849,509  5.41       5.51
                                     -----------   -----------  -----      -----
  Total interest-bearing
    deposits ......................   18,384,264    17,720,933  4.38       4.43
Short-term borrowed funds .........    3,488,026     3,031,576  5.29       5.28
Long-term debt ....................    4,167,594     3,068,112  5.71       5.98
                                     -----------   -----------  -----      -----
  Total interest-bearing
    liabilities ...................   26,039,884    23,820,621  4.71       4.74
                                     -----------   -----------  -----      -----
  Noninterest-bearing
    deposits ......................    2,933,474     2,679,346
  Other liabilities ...............      531,278       326,116
  Shareholders' equity ............    2,448,113     2,298,912
                                     -----------   -----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY .............  $31,952,749   $29,124,995
                                     ===========   ===========
Average interest rate spread ......                             3.80       3.83
Net yield on earning assets .......                             4.40%      4.45%
                                                                =====      =====
Taxable equivalent adjustment .....



                                        INCOME/EXPENSE                       CHANGE DUE TO
                                    -----------------------   INCREASE  -----------------------
      FULLY TAXABLE EQUIVALENT          1998        1997     (DECREASE)     RATE       VOLUME
----------------------------------- ----------- ----------- ----------- ----------- -----------
                                                      (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
 U.S. Treasury, government
  and other (5) ...................  $123,142    $122,737    $    405    $    (926)  $  1,331
 States and political
  subdivisions ....................     3,877       3,893         (16)         (21)         5
                                     --------    --------    --------    ---------   --------
  Total securities (5) ............   127,019     126,630         389         (947)     1,336
Other earning assets (2) ..........     2,048         799       1,249           64      1,185
Loans and leases, net of
 unearned income (1)(3)(4)(5)......   510,077     463,098      46,979       (4,042)    51,021
                                     --------    --------    --------    ---------   --------
  Total earning assets ............   639,144     590,527      48,617       (4,925)    53,542
                                     --------    --------    --------    ---------   --------
  Non-earning assets ..............
    TOTAL ASSETS ..................
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing deposits:
 Savings and interest-
  checking ........................     7,087       9,293      (2,206)         (99)    (2,107)
 Money rate savings ...............    46,429      37,786       8,643          631      8,012
 Time deposits ....................   149,346     150,643      (1,297)      (2,695)     1,398
                                     --------    --------    --------    ---------   --------
  Total interest-bearing
    deposits ......................   202,862     197,722       5,140       (2,163)     7,303
Short-term borrowed funds .........    46,501      40,353       6,148          174      5,974
Long-term debt ....................    59,756      46,120      13,636       (2,080)    15,716
                                     --------    --------    --------    ---------   --------
  Total interest-bearing
    liabilities ...................   309,119     284,195      24,924       (4,069)    28,993
                                     --------    --------    --------    ---------   --------
  Noninterest-bearing
    deposits ......................
  Other liabilities ...............
  Shareholders' equity ............
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY .............
Average interest rate spread ......
Net yield on earning assets .......  $330,025    $306,332    $ 23,693    $    (856)  $ 24,549
                                     ========    ========    ========    =========   ========
Taxable equivalent adjustment .....  $ 16,174    $ 14,290
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

                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997



                                         AVERAGE BALANCES            YIELD/RATE
                                    --------------------------- ---------------------
      FULLY TAXABLE EQUIVALENT           1998          1997        1998       1997
----------------------------------- ------------- ------------- ---------- ----------
                                                 (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
 U.S. Treasury, government
   and other (5) ..................  $ 7,431,608   $ 7,048,676  6.74%      6.74%
 States and political
   subdivisions ...................      185,140       190,553  8.48       8.53
                                     -----------   -----------  -----      -----
   Total securities (5) ...........    7,616,748     7,239,229  6.79       6.79
Other earning assets (2) ..........      186,068        80,520  5.64       5.62
Loans and leases, net of
 unearned
 income (1)(3)(4)(5) ..............   21,924,505    19,566,542  9.09       9.19
                                     -----------   -----------  -----      -----
 Total earning assets .............   29,727,321    26,886,291  8.48       8.53
                                     -----------   -----------  -----      -----
 Non-earning assets ...............    2,053,849     1,631,284
                                     -----------   -----------
 TOTAL ASSETS .....................  $31,781,170   $28,517,575
                                     ===========   ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing deposits:
 Savings and interest-
   checking .......................  $ 1,707,190   $ 2,148,117  1.78       1.78
 Money rate savings ...............    5,563,072     4,683,375  3.06       3.08
 Time deposits ....................   11,086,618    10,938,110  5.46       5.51
                                     -----------   -----------  -----      -----
   Total interest-bearing
    deposits ......................   18,356,880    17,769,602  4.39       4.42
Short-term borrowed funds .........    3,732,965     2,770,875  5.30       5.22
Long-term debt ....................    3,858,294     2,727,802  5.79       5.86
                                     -----------   -----------  -----      -----
   Total interest-bearing
    liabilities ...................   25,948,139    23,268,279  4.73       4.68
                                     -----------   -----------  -----      -----
   Noninterest-bearing
    deposits ......................    2,846,159     2,617,205
   Other liabilities ..............      517,403       331,311
   Shareholders' equity ...........    2,469,469     2,300,780
                                     -----------   -----------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY .............  $31,781,170   $28,517,575
                                     ===========   ===========
Average interest rate spread ......                             3.75       3.85
Net yield on earning assets .......                             4.35%      4.48%
                                                                =====      =====
Taxable equivalent adjustment .....



                                          INCOME/EXPENSE                         CHANGE DUE TO
                                    ---------------------------   INCREASE  -----------------------
      FULLY TAXABLE EQUIVALENT           1998          1997      (DECREASE)     RATE       VOLUME
----------------------------------- ------------- ------------- ----------- ------------ ----------
                                                        (DOLLARS IN THOUSANDS)
ASSETS
Securities (1):
 U.S. Treasury, government
   and other (5) ..................  $   375,651   $   356,198   $ 19,453    $      96    $ 19,357
 States and political
   subdivisions ...................       11,777        12,197       (420)         (76)       (344)
                                     -----------   -----------   --------    ---------    --------
   Total securities (5) ...........      387,428       368,395     19,033           20      19,013
Other earning assets (2) ..........        7,846         3,385      4,461           10       4,451
Loans and leases, net of
 unearned
 income (1)(3)(4)(5) ..............    1,491,580     1,345,755    145,825      (14,738)    160,563
                                     -----------   -----------   --------    ---------    --------
 Total earning assets .............    1,886,854     1,717,535    169,319      (14,708)    184,027
                                     -----------   -----------   --------    ---------    --------
 Non-earning assets ...............
 TOTAL ASSETS .....................
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing deposits:
 Savings and interest-
   checking .......................       22,754        28,557     (5,803)          74      (5,877)
 Money rate savings ...............      127,233       107,992     19,241         (885)     20,126
 Time deposits ....................      452,745       450,686      2,059       (4,027)      6,086
                                     -----------   -----------   --------    ---------    --------
   Total interest-bearing
    deposits ......................      602,732       587,235     15,497       (4,838)     20,335
Short-term borrowed funds .........      147,962       108,087     39,875        1,768      38,107
Long-term debt ....................      167,313       119,761     47,552       (1,489)     49,041
                                     -----------   -----------   --------    ---------    --------
   Total interest-bearing
    liabilities ...................      918,007       815,083    102,924       (4,559)    107,483
                                     -----------   -----------   --------    ---------    --------
   Noninterest-bearing
    deposits ......................
   Other liabilities ..............
   Shareholders' equity ...........
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY .............
Average interest rate spread ......
Net yield on earning assets .......  $   968,847   $   902,452   $ 66,395    $ (10,149)   $ 76,544
                                     ===========   ===========   ========    =========    ========
Taxable equivalent adjustment .....  $    47,104   $    37,918
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

NONINTEREST INCOME

     Noninterest income for the three months ended September 30, 1998 was $137.1 million, compared to $150.8 million for the same period in 1997, a decrease of 9.1%. The prior period noninterest income includes a gain of $47.8 million from the divestiture of deposits in conjunction with the UCB merger. Excluding the impact of this gain, noninterest income would have increased $34.1 million, or 33.1%, in the third quarters of 1998 compared to 1997. For the first nine months of the year, total noninterest income was $389.0 million, an increase of 30.1% compared to the noninterest income for the first nine months of 1997 excluding the gain from the deposit divestiture. Excluding the impact of the Virginia First, Craigie, Inc. ("Craigie"), Phillips and Refloat purchase acquisitions as well as the nonrecurring gain from the divestiture of deposits, BB&T's noninterest income would have increased 25.4% in the third quarter of 1998 compared to 1997.

     BB&T experienced positive development in all significant areas of noninterest income. Service charges on deposits, mortgage banking revenues, agency insurance commissions and other income all showed strong gains on a recurring basis during the period. The percentage of total revenues (tax-equivalent net interest income plus noninterest income excluding securities gains or losses and nonrecurring items) derived from noninterest income, was 29.0% for the three months ended September 30, 1998, up from 25.0% for the third quarter of 1997.

     Service charges on deposits increased $5.8 million, or 15.5%, for the third quarter of 1998, compared to the third quarter of 1997. The primary factor contributing to this growth was an increase in the fee schedule on deposit services that became effective in the first quarter of 1998. The largest components of the growth within service charges on deposits included account analysis fees on commercial transaction accounts, service charges on personal accounts and overdraft charges. For the first nine months of 1998, service charges on deposits totaled $126.6 million, a $14.2 million, or 12.6% increase from the first half of 1997.

     Trust income increased $499,000, or 5.9%, for the three months ended September 30, 1998, from the same period a year ago. BB&T administers the largest government-sponsored 401(k) plan in the country, which has assets of $1.5 billion and represents approximately 17% of BB&T's $9 billion in total trust assets under management. BB&T was awarded a new contract to administer the plan during 1997 with fee concessions in early years to be recovered through increased transaction volume and increased participation in the plan in future years under the contract. The smaller increase in trust revenues for the third quarter of 1998 reflects lower fees related to the administration of the above-mentioned 401(k) plan. For the nine months ended September 30, 1998, trust income increased $962,000, or 4.0%, compared to the first nine months of 1997.

     Agency insurance commissions increased $2.6 million, or 26.3%, in the third quarter of 1998 compared to the same three month period of 1997. The growth in agency insurance commissions resulted from increases in property and casualty insurance commissions, contingent insurance commissions and the purchase of additional agencies. BB&T has the largest independent insurance agency system in the Carolinas, and one of the largest bank-owned agency systems in the country. The network has expanded the types of products offered to include group health, surety bonds, title insurance and life insurance in recent quarters. For the first nine months of 1998, agency insurance commissions increased $8.1 million, or 26.5%, compared to the same period in 1997.

     Income from mortgage banking activities increased $9.0 million, or 67.3%, for the three months ended September 30, 1998, compared to the same period in 1997. The dramatic increase resulted from significantly higher volumes of mortgage loans originated and sold during the third quarter, higher mortgage loan servicing fees and underwriting fees, an increase in gains on mortgage loans during the quarter and purchase accounting transactions. For the nine months ended September 30, 1998, income from mortgage banking activities increased $23.4 million, or 63.3%, compared to the first nine months of 1997.

     Other nondeposit fees and commissions increased by $6.9 million, or 30.1%, to a level of $29.8 million for the three months ended September 30, 1998, compared with $22.9 million for the third quarter of 1997. The components generating the increase in nondeposit fees and commissions were revenues from investment services, ATM fees, point-of-sale fees and bankcard income (primarily merchant interchange fees) and purchase accounting transactions during 1997. For the nine months ended September 30, 1998, other nondeposit fees and commissions increased $19.8 million, or 31.8%, compared to the comparable period in 1997.

     Other income decreased $39.6 million, or 71.5%, in the third quarter of 1998 compared to 1997 primarily as a result of the gain on the divestiture of loans and deposits made necessary by the merger with UCB. The divestiture occurred in the third quarter of 1997, and this large nonrecurring gain inflates the other noninterest income from last year. Excluding this gain, which totaled $47.8 million, other income would have increased $8.2 million, or 107.8%, primarily as a result of income from additional investments in corporate owned life insurance policies and purchase accounting transactions occurring after the third quarter last year, principally Craigie. For the nine months ended September 30, 1998, other income on a recurring basis increased $20.4 million, or 95.1%, compared to the first nine months of 1997.


NONINTEREST EXPENSE

     Noninterest expenses totaled $244.4 million for the third quarter of 1998 compared to $315.0 million for the same period a year ago, a decrease of 22.4%. For the first nine months of 1998, noninterest expenses totaled $711.7 million, compared to $725.2 million in 1997, a decrease of 1.9%. These decreases resulted from nonrecurring charges, which were incurred in both 1998 and 1997. During the nine-month period of 1998, $14.4 million of pretax nonrecurring charges were recorded, $6.5 million of which were incurred in the third quarter. During 1997, BB&T recorded $106.1 million of nonrecurring charges on a pretax basis related to the merger with UCB. Excluding the effect of all of these merger-related expenses, noninterest expenses would have been $237.8 million for the third quarter, up 13.9% from the third quarter of 1997. For the nine months, noninterest expenses, excluding the above described nonrecurring charges, totaled $697.4 million, up 12.6% from the prior year. Excluding the effects of purchase accounting transactions as well as the nonrecurring merger costs, noninterest expense would have increased 7.7% for the third quarter and 6.2% for the nine months, compared to the same periods in 1997.

     Personnel expense, the largest component of noninterest expense, was $123.6 million for the third quarter of 1998 compared to $126.4 million for the same period in 1997, a decrease of $2.7 million, or 2.2%. The decrease during the quarter resulted from merger-related charges recorded in 1998 and 1997. Excluding these costs, personnel expense would have totaled $120.1 million for the third quarter of 1998 and $106.3 million for the third quarter last year. This generates an increase of $13.8 million, or 13.0%. This growth results from annual salary adjustments, which typically begin in April, higher incentive compensation costs and the effect of acquisitions accounted for as purchases completed since September 30, 1997. For the nine months ended September 30, 1998, total personnel expense, on a recurring basis, increased $34.4 million, or 10.8%.

     Occupancy and equipment expense for the three months ended September 30, 1998, totaled $40.5 million, a decrease of $14.7 million, or 26.6%, compared to 1997. Excluding the nonrecurring charges discussed above from 1998 and 1997, occupancy and equipment expense would have totaled $39.5 million, up $4.0 million, or 11.1% compared to the third quarter of 1997. This increase was principally due to acquisitions accounted for as purchases, costs associated with the maintenance of computer equipment and other furniture and equipment costs. For the first nine months of 1998, occupancy and equipment expense, on a recurring basis, totaled $116.6 million, an increase of $14.5 million, or 14.2%, compared to 1997.

     The amortization of intangible assets and mortgage servicing rights totaled $11.1 million for the three months ended September 30, 1998, a $4.9 million, or 80.4%, increase from the amount incurred in the same quarter of 1997. This was the result of a $2.2 million increase in amortization of mortgage loan servicing rights and increased amortization of goodwill due to acquisitions consummated using purchase accounting. Total goodwill and other intangibles has increased from $118.8 million at September 30, 1997 to $394.5 million at September 30, 1998. For the nine months ended September 30, 1998, amortization of intangibles and mortgage servicing rights totaled $32.3 million, an increase of $15.3 million, or 89.9%, compared to the same period in 1997.

     Other noninterest expenses for the third quarter of 1998 totaled $69.2 million, a decrease of $58.1 million, or 45.6%, compared to 1997. For the nine months ended September 30, 1998, other noninterest expense totaled $202.5 million, a decrease of $45.0 million, or 18.2%. Excluding the impact of the nonrecurring charges discussed above from both 1998 and 1997, other noninterest expense would have totaled $66.9 million for the third quarter, up $6.8 million, or 11.2%. For the nine months, recurring other noninterest expenses would have been $193.5 million, which is $14.8 million, or 8.3% higher than the prior year. This increase was primarily due to purchase accounting acquisitions and a $2.2 million increase in professional services expense, all of which relates to costs necessary to upgrade BB&T's systems to make them Year 2000 compliant (as discussed below).


THIRD QUARTER YEAR 2000 UPDATE

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

     BB&T began planning its Year 2000 strategy in 1996. Management determined that it would be required to modify or replace significant portions of BB&T's information technology platform and other systems in order for it to properly utilize data before, during and after the Year 2000. In early 1997, BB&T formed a Year 2000 Program Office, which is a joint effort between BB&T and outside service providers. The mission of the Program Office is to address Year 2000 issues affecting BB&T's various systems. The program office management committee meets regularly to review and document the progress of the Year 2000 project.


YEAR 2000 PROJECT

     BB&T's Year 2000 strategy is divided into five major phases: inventory, assessment, remediation, testing and clean management ("Year 2000 Project"). During the inventory and assessment phases, BB&T identified all specific systems that required modification or replacement and assessed the steps necessary to remediate the Year 2000 Issue. In the remediation phase, the systems requiring remediation will be replaced, modified or retired. During the testing phase, BB&T will perform internal and external testing with third parties to ensure that the remediated systems accurately process dates and date data before, on and after January 1, 2000. Finally, in the clean management phase, BB&T will implement processes and procedures to monitor continued Year 2000 readiness and to protect remediated systems from alterations that might affect Year 2000 readiness.

     In order to carry out the Year 2000 Project, BB&T divided its internal and external systems into three major categories: core business systems, distributed business systems and non-information technology systems. The core business systems are those systems that run on BB&T's mainframe. The distributed systems are those systems that do not run on the mainframe. The non-information technology systems are those systems that have embedded microchips or microprocessors controlling the function of equipment, such as elevators, fire and security systems, etc. These three categories are further broken down into mission-critical and non-mission-critical systems. BB&T has prioritized its systems for remediation based on their overall importance to the operations of BB&T. Mission-critical systems are those systems which are critical to the operations of BB&T and / or vital to the business continuity of BB&T. While the Year 2000 Project will address all internal and external systems used by BB&T to conduct its business, the highest priority is given to mission-critical systems.


STATE OF READINESS

     CORE BUSINESS SYSTEMS -- MISSION-CRITICAL: The inventory, assessment and remediation phases have been completed and the testing phase is expected to be completed by December 31, 1998.

     CORE BUSINESS SYSTEMS -- NON-MISSION-CRITICAL: The inventory and assessment phases are complete, the remediation phase is substantially complete and the majority of the testing phase is complete. Management anticipates that remediation and testing for these systems will be completed by December 31, 1998.

     DISTRIBUTED BUSINESS SYSTEMS -- MISSION-CRITICAL: The inventory and assessment phases are complete, the remediation phase is substantially complete and the majority of the testing phase is complete. Management anticipates that the remediation and testing for these systems will be completed by December 31, 1998.

     DISTRIBUTED BUSINESS SYSTEMS -- NON-MISSION-CRITICAL: The inventory and assessment phases are complete and the majority of the remediation phase is complete. Management anticipates that remediation and testing for these systems will be completed by June 30, 1999.

     NON-INFORMATION TECHNOLOGY SYSTEMS -- MISSION-CRITICAL: For non-information technology systems that may be affected by the Year 2000 Issue, the inventory phase is complete and the assessment phase is underway.

     As BB&T completes testing for each of the above systems, the clean management phase will be implemented. Clean management will be an ongoing process that will continue into the Year 2000 and beyond.


RISKS

     The failure to correct a mission-critical Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities and operations. Such failures could materially and adversely affect BB&T's financial condition or results of operations. Management presently believes that with modifications to existing systems and, in certain circumstances, conversions to new systems, the effects of the Year 2000 Issue on BB&T will be minimized.

     BB&T conducts formal communications on an on-going basis with all of its significant suppliers and large clients to determine the extent to which BB&T may be vulnerable to those third parties' failure to remediate their own Year 2000 Issue. BB&T continually pursues and receives updates on the progress of these suppliers and clients and reviews the responses to determine the degree of risk associated with each of these parties. For third parties that are judged to represent significant risks to BB&T, appropriate contingency plans are being developed, including the consideration of any necessary adjustments to the allowance for loan losses. For critical third party providers, such as utilities and telecommunications providers, management has met and continues to meet with representatives of these third parties to review their remediation plans in order to evaluate their readiness for the Year 2000.

     Despite these efforts, because of the general uncertainty inherent in the Year 2000 Issue, there can be no assurance that the systems of other organizations upon which BB&T's operations rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with BB&T's systems, would not have a materially adverse effect on BB&T.


CONTINGENCY BUSINESS AND EVENT PLANNING

     Management is enhancing BB&T's existing business resumption plans to address various Year 2000 scenarios in the event that efforts to remediate BB&T's systems are not fully successful or are not completed in accordance with current expectations. Each line of business has significant involvement in the preparation of Year 2000 contingency plans designed to address specific business functions. The contingency plans include the use of third party service providers, alternative commercial vendors, alternative data security, redundant facilities and other contingency service suppliers. For mission-critical systems, these contingency plans are complete. BB&T expects to complete its contingency planning for non-mission-critical systems by March 31, 1999. These plans will be amended as BB&T continues to obtain information relating to its own systems and the systems of its significant suppliers and large clients. BB&T will continually test and revise the contingency plans as the Year 2000 approaches.


COSTS

     The projected total incremental cost of the Year 2000 Project is currently estimated at approximately $30 million and is being funded through operating cash flows. As of September 30, 1998, a cumulative total of approximately $15.2 million had been spent on the assessment of and efforts in connection with the Year 2000 Project, of which $1.8 million represented internal personnel and other costs.

     Information about BB&T's Year 2000 Project, other than historical information, should be considered forward looking in nature and subject to various risks, uncertainties and assumptions. The costs of the project and the date on which BB&T plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the inability to control third party modification plans and similar uncertainties.


PROVISION FOR INCOME TAXES

     The provision for income taxes totaled $59.4 million for the third quarter of 1998, an increase of $19.6 million, or 49.3%. For the nine months ended September 30, 1998, the provision for income taxes totaled $169.3 million, an increase of $22.3 million, or 15.2%, compared to the first nine months of 1997. Excluding the tax benefits associated with the nonrecurring charges detailed above, the provision for income taxes for the third quarter would have been $61.0 million, an increase of $5.6 million, or 10.0%. For the nine months, the provision for income taxes based on recurring results totaled $172.8 million, compared to $162.7 million for 1997. The effective tax rates on recurring pretax income were 31.6% and 33.7% for the three months ended September 30, 1998 and 1997, respectively, and 31.5% and 34.2% for the nine months ended September 30, 1998 and 1997, respectively. The lower effective tax rates in 1998 reflect positive results from BB&T's ongoing tax minimization strategies.

                            PROFITABILITY MEASURES



                                                       1998                       1997
                                          -------------------------------  -------------------
                                            THIRD      SECOND     FIRST      FOURTH     THIRD
                                           QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                          ---------  ---------  ---------  ---------  --------
Return on average assets ................    1.58%      1.53%      1.50%      1.19%      .90%
Return on average equity ................   20.62      19.97      18.75      15.27     11.43
Net interest margin (taxable equivalent)     4.40       4.29       4.37       4.37      4.45
Efficiency ratio (taxable equivalent)* ..    51.1       52.0       51.3       50.6      51.0

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

     (b) On July 7, 1998, BB&T filed a Form 8-K under Item 5 to report the consummation of an underwritten public offering of $350 million of 6.375% subordinated debt. On July 13, 1998, BB&T filed a Form 8-K under Item 5 to report its financial condition and the results of operations for the second quarter of 1998. On August 10, 1998, BB&T filed a Form 8-K under Item 5 to announce plans to acquire Scott & Stringfellow Financial, Inc., based in Richmond, Virginia. On August 11, 1998, BB&T filed a Form 8-K under Item 5 to report 30 days of combined operations following the merger of Franklin Bancorporation, Inc., on July 1, 1998. On August 27, 1998, BB&T filed a Form 8-K under Item 5 to report plans to acquire MainStreet Financial Corporation, of Martinsville, Virginia. On September 18, 1998, BB&T filed a Form 8-K under
Item 5 to restate the 1997 Form 10-K for the accounts of Franklin Bancorporation. On October 14, 1998, BB&T filed a Form 8-K under Item 5 to report its financial condition and results of operations for the third quarter of 1998.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BB&T CORPORATION
                                        (Registrant)


Date: November 13, 1998             By: /s/                 SCOTT E. REED
                                           -----------------------------------------------
                                           SCOTT E. REED, SENIOR EXECUTIVE VICE PRESIDENT
                                                      AND CHIEF FINANCIAL OFFICER



Date: November 13, 1998             By: /s/            SHERRY A. KELLETT
                                           -----------------------------------------
                                           SHERRY A. KELLETT, SENIOR EXECUTIVE VICE
                                                    PRESIDENT AND CONTROLLER
                                                 (PRINCIPAL ACCOUNTING OFFICER)