Form 10-K
period 1998-12-31
BB&T CORP
filed 1999-03-19
CIK 92230

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

                               December 31, 1998

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

                                YES [X]  NO [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 31, 1999, was approximately $10.9 billion. The number of shares of the Registrant's Common Stock outstanding on January 31, 1999, was 289,973,890. No shares of preferred stock were outstanding at January 31, 1999.

  Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 27, 1999, are incorporated by reference in
Part III of this report.

                      The Exhibit Index begins on page 89

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

     (b)
                 Current Report on Form 8-K filed during the fourth quarter of 1998.

           Type       Date Filed                 Reporting Purpose
           ----       ----------                 -----------------
           Item 5. October 14, 1998 Report results of operations and financial condition for the 3rd Quarter of 1998.

     ----------------------------------------------------------------------
     * The information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.

                 The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation of Executive Officers", "Retirement Plans" and "Compensation Committee Report on Executive Compensation" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.

                 The information required by Item 12 is incorporated herein by reference to the information that appears under the headings "Security Ownership of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.

                 The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Compensation Committee Interlocks and Insider Participation" and "Transactions with Executive Officers and Directors" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.

                            DESCRIPTION OF BUSINESS

General

  BB&T Corporation ("BB&T" or "the Corporation") is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations in North Carolina, South Carolina, Virginia, Maryland and Washington, D.C. primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. At December 31, 1998, the principal assets of BB&T included all of the outstanding shares of common stock of Branch Banking and Trust Company, headquartered in Winston-Salem, North Carolina; BB&T Financial Corporation of South Carolina, based in Greenville, South Carolina, which in turn owns all the outstanding shares of Branch Banking and Trust Company of South Carolina; BB&T Financial Corporation of Virginia, located in Virginia Beach, Virginia, which in turn owns all the outstanding shares of Branch Banking and Trust Company of Virginia; and Franklin National Bank of Washington, D.C. BB&T also owns all of the outstanding shares of common stock of Regional Acceptance Corporation of Greenville, North Carolina; Craigie Incorporated of Richmond, Virginia; Refloat Incorporated of Mount Airy, North Carolina; and Phillips Factors Corporation of High Point, North Carolina.

 Significant Subsidiaries

  Branch Banking and Trust Company ("BB&T-NC"), BB&T's largest subsidiary, was chartered in 1872 and is the oldest bank in North Carolina. At December 31, 1998, BB&T-NC operated through 347 banking offices throughout North Carolina and 28 offices in Maryland. BB&T-NC's principal subsidiaries include BB&T Leasing Corp., based in Charlotte, North Carolina, which specializes in lease financing to commercial businesses; BB&T Investment Services, Inc., located in Charlotte, North Carolina, which offers nondeposit investment alternatives, including discount brokerage services, fixed-rate and variable-rate annuities, mutual funds and government and municipal bonds; BB&T Insurance Services, Inc., headquartered in Raleigh, North Carolina, which, according to a report published by Business Insurer Magazine, is the 16th largest independent insurance agency network in the country; and W.E. Stanley & Company, Inc., an actuarial and employee benefits consulting firm headquartered in Greensboro, North Carolina.

  BB&T-NC has a number of additional subsidiaries, including Prime Rate Premium Finance Corporation, Inc. ("Prime Rate"), located in Florence, South Carolina, which provides insurance premium financing and services to customers in Virginia and the Carolinas; and Farr Associates, Inc., a behavioral science consulting firm located in High Point, North Carolina, that provides employee development and leadership training services to businesses. BB&T-NC also owns 51% of AutoBase Information Systems, Inc., ("AutoBase") a Charlotte, North Carolina-based company that uses advanced technologies to simplify the car-buying and selling process for consumers and automotive dealers.

  Branch Banking and Trust Company of South Carolina ("BB&T-SC") operated 90 banking offices at December 31, 1998. Branch Banking and Trust Company of Virginia ("BB&T-VA") operated 59 banking offices in Virginia at December 31, 1998. Franklin National Bank ("Franklin"), acquired on July 1, 1998, operates nine branch offices in the metropolitan Washington, D.C. area.

  Craigie Incorporated ("Craigie"), an investment banking firm headquartered in Richmond, Virginia, specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Craigie also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers.

  The primary services offered by BB&T's subsidiaries include:

  .small business lending
  .commercial middle market lending
  .secured and unsecured consumer lending
  .factoring
  .asset-based lending

  .sales finance
  .home equity lending
  .mortgage lending
  .leasing
  .trust services
  .agency insurance
  .cash management and other treasury services
  .brokerage services
  .mutual fund products
  .capital markets
  .international services
  .merchant processing
  .credit card and revolving credit products

-------------------------------------------------------------------------------
  The following table discloses selected financial information related to BB&T's banking subsidiaries:

                                    Table 1

                Selected Financial Data of Banking Subsidiaries
         As of / For the Years Ended December 31, 1998, 1997 and 1996

                               BB&T-NC                           BB&T-SC                          BB&T-VA
                 ----------------------------------- -------------------------------- --------------------------------
                    1998        1997        1996        1998       1997       1996       1998       1997       1996
                 ----------- ----------- ----------- ---------- ---------- ---------- ---------- ---------- ----------
                                                                      (Dollars in thousands)
Total assets.... $25,985,004 $22,530,009 $20,652,519 $4,641,393 $4,364,982 $4,213,458 $3,473,368 $3,529,844 $2,209,614
Securities......   6,531,178   5,392,894   4,962,941    783,727  1,020,554  1,034,385    578,224    887,381    883,771
Loans and
 leases, net of
 unearned
 income*........  17,414,700  15,402,775  14,149,983  3,266,871  3,052,755  2,901,930  2,341,767  2,287,651  1,180,681
Deposits........  17,275,566  15,931,795  15,683,080  3,702,383  3,401,236  3,336,711  2,320,244  2,333,873  1,422,785
Shareholder's
 equity.........   2,124,446   1,771,589   1,601,950    429,572    374,871    399,965    457,600    435,248    194,884
Net interest
 income.........     871,515     842,745     773,019    201,132    184,341    173,235    121,030     59,122     43,822
Provision for
 loan and lease
 losses.........      44,227      53,533      44,675     13,455     14,109      8,405      3,122      3,400      2,584
Noninterest
 income.........     455,760     436,607     333,119     71,945     70,916     57,729     41,671     16,149     11,811
Noninterest
 expense........     776,574     809,599     689,969    119,224    135,018    134,200     98,452     47,349     30,129
Net income......     361,058     278,536     250,956     89,653     68,024     56,489     36,738     15,388     14,542
                   Franklin National Bank
                 --------------------------
                   1998     1997     1996
                 -------- -------- --------
Total assets.... $800,786 $647,448 $497,817
Securities......  175,386  179,388  164,116
Loans and
 leases, net of
 unearned
 income*........  390,086  300,441  232,581
Deposits........  536,586  427,798  363,427
Shareholder's
 equity.........   40,848   39,283   31,893
Net interest
 income.........   27,257   21,532   18,290
Provision for
 loan and lease
 losses.........    1,885      484       27
Noninterest
 income.........    2,771    2,447    1,770
Noninterest
 expense........   21,512   13,915   12,652
Net income......    4,299    5,968    4,523

-------
*Includes loans held for sale.

-------------------------------------------------------------------------------

Merger Strategy

  BB&T's profitability and market share have been enhanced by both internal growth and acquisitions in recent years. The acquisition strategy of BB&T is focused on three primary objectives:
  . to pursue in-market acquisitions of high-quality banks and thrifts with assets in the $250 million to $10 billion range,
  . to acquire companies in niche markets that provide products or services that can be offered to BB&T's current customer base, and
  . to consider strategic acquisitions in new markets that are economically feasible and provide positive long-term benefits.

  BB&T expects to continue to participate in the consolidation of the financial services industry and expand and enhance its franchise through mergers and acquisitions. Mergers and acquisitions will generally be consummated through the issuance of additional shares of BB&T common stock and/or additional debt. The consideration paid to complete these transactions may entail payments in excess of the book value of the underlying net assets acquired. These actions could have a dilutive effect on earnings per share or book value. In addition, such transactions sometimes result in significant front-end charges against earnings. However, cost savings, especially incident to in-market acquisitions, are also frequently anticipated.

 Competition

  The banking industry is highly competitive and continues to experience dynamic change. The banking subsidiaries of BB&T compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies and insurance companies. Competition for financial products continues to grow as customers select from a variety of traditional and nontraditional financial institutions. The industry continues to consolidate at a fast pace, which affects competition by eliminating some regional and local institutions. For additional information concerning markets, BB&T's competitive position and business strategies, see "Market Area" and "Lending Activities" below.

Market Area

  BB&T's primary geographic market area consists of North and South Carolina, Virginia, Maryland and Washington, D.C. The area's employment base is diverse and consists of manufacturing, general services, agricultural, wholesale/retail, high tech and financial services. BB&T believes its current market area is economically strong and will support future growth in assets and deposits. Even so, management expects to continue to employ growth strategies designed to enhance BB&T's franchise, including expansion in both neighboring states and current market areas. Management believes that maintaining a community bank approach to customer service as asset size and available services grow strengthens the Corporation's ability to move into new markets and to target consumers and small to mid-sized commercial customers in these markets.

Lending Activities

  The primary goal of BB&T's lending function is to help clients achieve their financial goals and secure their financial futures on terms that are fair to the clients and profitable to the Corporation. BB&T's philosophy of lending is to attempt to meet all legitimate business and consumer credit needs within defined market segments where standards of safety, profitability and liquidity can be met.

  BB&T focuses lending efforts on small to intermediate commercial and industrial loans, one-to-four family residential mortgage loans and other consumer loans. Typically, fixed-rate residential mortgage loans are sold in the secondary mortgage market and adjustable-rate residential mortgages are retained in the portfolio. A portion of mortgage loans have also been securitized during recent years and held in the investment portfolio. Servicing rights on all residential mortgage loans are typically retained by BB&T. BB&T conducts the majority of its lending activities within the context of the Corporation's community banking network structure, with lending decisions made as close to the customer as practicable.

                                    Table 2
                   Composition of Loan and Lease Portfolio*

                                                December 31,
                         -----------------------------------------------------------
                            1998        1997        1996        1995        1994
                         ----------- ----------- ----------- ----------- -----------
                                           (Dollars in thousands)
Loans:
  Commercial, financial
   and agricultural..... $ 3,443,674 $ 3,196,973 $ 2,855,907 $ 2,506,194 $ 3,029,868
  Real estate--
   construction and land
   development..........   2,223,439   2,165,430   1,567,804   1,194,522     903,589
  Real estate--
   mortgage.............  13,301,235  12,050,763  10,704,737  10,659,368   9,621,085
  Consumer..............   2,786,572   2,756,554   2,841,540   2,556,373   2,440,768
                         ----------- ----------- ----------- ----------- -----------
    Loans held for
     investment.........  21,754,920  20,169,720  17,969,988  16,916,457  15,995,310
    Loans held for
     sale...............   1,029,697     509,141     228,333     261,364     141,676
                         ----------- ----------- ----------- ----------- -----------
      Total loans.......  22,784,617  20,678,861  18,198,321  17,177,821  16,136,986
Leases..................   1,620,326     788,462     576,991     376,152     304,544
                         ----------- ----------- ----------- ----------- -----------
      Total loans and
       leases........... $24,404,943 $21,467,323 $18,775,312 $17,553,973 $16,441,530
                         =========== =========== =========== =========== ===========

--------
* Balances include unearned income.

-------------------------------------------------------------------------------

 Mortgage Banking

  BB&T engages in mortgage loan originations by offering fixed- and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. Risks associated with the residential lending function include interest rate risk, which is mitigated through the sale or securitization of substantially all fixed-rate loans, and default risk by the borrower, which is lessened through underwriting procedures and private mortgage insurance. BB&T also purchases mortgage loans from other originators and subjects them to the same underwriting and risk management criteria as loans originated internally.

 Commercial Lending

  BB&T's commercial lending program is generally targeted to serve small to middle-market businesses with annual sales of $250 million or less, although loan policies allow lending to larger customers, including national customers who have reasonable business connections with the Corporation's geographically-served markets. Commercial lending includes commercial, financial, agricultural, industrial and real estate loans. Commercial loan pricing, while driven largely by competition, is usually tied to market indexes, such as the prime rate, LIBOR or rates on Treasury securities.

 Construction Lending

  Real estate construction loans include loans with twelve-month contractual maturities, which are intended to convert to permanent residential mortgage loans upon completion of the construction. BB&T also originates commercial construction loans. Commercial construction loans are usually made to in-market developers, businesses, individuals or real estate investors for the construction of commercial structures in the Corporation's market area. They are made for purposes of constructing industrial facilities, apartments, shopping centers, office buildings, hotels, warehouses and other commercial properties. The properties may be for sale, lease or owner-occupancy.

 Consumer Lending

  BB&T offers a wide variety of consumer loan products. Both secured and unsecured loans are marketed to qualifying, existing clients and to other creditworthy candidates in BB&T's market area. Numerous forms of unsecured loans, including revolving lines of credit (e.g. credit cards, DDA overdraft protection and personal lines of credit) are provided, while a variety of secured credit including home equity loans and various installment loan products, such as vehicle loans, are offered.

  Through the acquisition of Regional Acceptance, BB&T expanded the sales finance function by making loans to customers with a higher credit risk profile than the traditional BB&T customer. These loans are extended through automobile dealers to finance purchases of mid- to late-model used automobiles, and bear interest at rates higher than BB&T's normal grade consumer loans based on the higher level of risk associated with these borrowers.

Leasing

  BB&T provides commercial leasing products and services through BB&T Leasing Corp. ("Leasing"), a subsidiary of BB&T-NC. Leasing provides three primary products: finance or capital leases, true leases (as defined under the Internal Revenue Code) and other operating leases for vehicles, rolling stock and tangible personal property. Leasing provides lease-related services for small to medium-sized commercial customers. BB&T provides leasing services to municipalities in North and South Carolina directly through its subsidiary banks.

-------------------------------------------------------------------------------

                                    Table 3

              Selected Loan Maturities and Interest Sensitivity *

                                                    December 31, 1998
                                           ------------------------------------
                                           Commercial,
                                            Financial
                                               and      Real Estate:
                                           Agricultural Construction   Total
                                           ------------ ------------ ----------
                                                  (Dollars in thousands)
Fixed rate:
  1 year or less (2)......................  $  272,739   $  342,632  $  615,371
  1-5 years...............................     681,847      168,759     850,606
  After 5 years...........................     181,826          --      181,826
                                            ----------   ----------  ----------
    Total.................................   1,136,412      511,391   1,647,803
                                            ----------   ----------  ----------
Variable rate:
  1 year or less (2)......................   1,176,703    1,147,072   2,323,775
  1-5 years...............................   1,038,268      564,976   1,603,244
  After 5 years...........................      92,291          --       92,291
                                            ----------   ----------  ----------
    Total.................................   2,307,262    1,712,048   4,019,310
                                            ----------   ----------  ----------
      Total loans and leases (1)..........  $3,443,674   $2,223,439  $5,667,113
                                            ==========   ==========  ==========

--------
* Balances include unearned income.

  Scheduled repayments are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms. BB&T's credit policy does not permit automatic renewals of loans. At the scheduled maturity date (including balloon payment date), the customer must request a new loan to replace the matured loan and execute a new note with rate, terms and conditions negotiated at that time.

(1) The table excludes:

                                                                   (Dollars in
                                                                    thousands)
                                                                   ------------
 (i)consumer loans to individuals for household, family and other personal expenditures...........................................  $  2,786,572
 (ii)real estate mortgage loans..................................    13,301,235
(iii)loans held for sale.........................................     1,029,697
(iv)leases.......................................................     1,620,326
                                                                   ------------
                                                                   $ 18,737,830
                                                                   ============
(2) Includes loans due on demand.

-------------------------------------------------------------------------------

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

  The allowance is composed of various elements. Management stratifies the loan portfolio into the various loan types based on the purpose of the loans. For commercial loans, specific reserves are determined based on the evaluation of management's "watch list" of commercial loans in excess of $1 million, nonperforming or problem loans. General reserves are assigned based on the risk grade of all other loans. BB&T utilizes ten "risk grades" to evaluate the repayment capacity of commercial borrowers. Each risk grade is allocated an appropriate percentage of the general allowance based on the outstanding balances of each risk grade. For all other loan types, including direct retail, sales finance, revolving credit and mortgage, BB&T provides general reserves based on a percentage of the outstanding loan balances. These percentages are determined based on actual loan losses for the past three years, with a greater weight assigned to more recent loss trends. By weighting recent loss experience more heavily, any variances between estimated and actual loan losses are corrected over time. An additional unallocated portion of the allowance is determined based on management's consideration of economic conditions in BB&T's market areas, trends in loan losses, changes in the composition of BB&T's loan portfolio and other factors.

  BB&T's objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration in order to reduce overall credit risk by minimizing the adverse impact of any single event or combination of related events. Although management believes that the best information available is used to determine the adequacy of the allowance, the nature of the process by which management determines the appropriate allowance for loan and lease losses requires the exercise of considerable judgment. Unforeseen market conditions could result in adjustments in the allowance that could have a material impact on earnings. Future additions to BB&T's allowance will be the result of periodic loan, property and collateral reviews as well as projected changes in overall economic and real estate markets.

  The following table sets an allocation of the allowance for loan and leases losses at the end of each of the past five years. The allowance has been allocated on an approximate basis and is not necessarily indicative of future losses. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

-------------------------------------------------------------------------------

                                    Table 4
         Allocation of Allowance for Loan and Lease Losses by Category

                                                                December 31,
                          -----------------------------------------------------------------------------------------
                                1998              1997              1996              1995              1994
                          ----------------- ----------------- ----------------- ----------------- -----------------
                                   % Loans           % Loans           % Loans           % Loans           % Loans
                                   in each           in each           in each           in each           in each
                           Amount  category  Amount  category  Amount  category  Amount  category  Amount  category
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                           (Dollars in thousands)
Balance at end of period
 applicable to:
Commercial, financial
 and agricultural.......  $ 40,331    14%   $ 42,109    15%   $ 41,652    15%   $ 46,553    14%   $ 41,799   18%
Real estate:
 Construction and land
  development...........    31,841      9     24,063     10     17,356      9     19,951      7     17,914     6
 Mortgage...............   106,135     59    106,276     58     91,984     58     88,118     62     79,121    59
                          --------   ----   --------   ----   --------   ----   --------   ----   --------   ---
 Real estate--total.....   137,976     68    130,339     68    109,340     67    108,069     69     97,035    65
                          --------   ----   --------   ----   --------   ----   --------   ----   --------   ---
Consumer................    21,227     11     20,052     13     17,356     15      8,313     15      7,464    15
Leases..................    12,736      7      8,021      4      5,207      3      3,325      2      2,986     2
Unallocated.............   102,117    --      79,075    --      70,013    --      60,673    --      73,022   --
                          --------   ----   --------   ----   --------   ----   --------   ----   --------   ---
 Total..................  $314,387   100%   $279,596   100%   $243,568   100%   $226,933   100%   $222,306   100%
                          ========   ====   ========   ====   ========   ====   ========   ====   ========   ===

-------------------------------------------------------------------------------
  The following table sets forth information with respect to BB&T's allowance for loan and lease losses for the most recent five years.

                                    Table 5
                Analysis of Allowance for Loan and Lease Losses

                                                 December 31,
                          ---------------------------------------------------------------
                             1998         1997         1996         1995         1994
                          -----------  -----------  -----------  -----------  -----------
                                            (Dollars in thousands)
Balance, beginning of
 period.................  $   279,596  $   243,568  $   226,933  $   222,306  $   218,090
 Charge-offs:
 Commercial, financial
  and agricultural......      (10,708)     (16,358)     (10,452)     (11,378)     (12,156)
 Real estate............       (9,522)     (14,068)     (11,774)     (12,481)      (9,700)
 Consumer...............      (61,667)     (66,732)     (48,017)     (29,749)     (16,687)
 Lease receivables......       (1,167)        (671)        (768)        (614)        (647)
                          -----------  -----------  -----------  -----------  -----------
  Total charge-offs.....      (83,064)     (97,829)     (71,011)     (54,222)     (39,190)
                          -----------  -----------  -----------  -----------  -----------
 Recoveries:
 Commercial, financial
  and agricultural......        7,540        5,795        7,487        6,085        7,692
 Real estate............        3,545        5,038        6,338        3,737        3,643
 Consumer...............        9,224        7,269        6,227        5,494        5,131
 Lease receivables......          425          232          136          395          295
                          -----------  -----------  -----------  -----------  -----------
  Total recoveries......       20,734       18,334       20,188       15,711       16,761
                          -----------  -----------  -----------  -----------  -----------
Net charge-offs.........      (62,330)     (79,495)     (50,823)     (38,511)     (22,429)
                          -----------  -----------  -----------  -----------  -----------
 Provision charged to
  expense...............       80,310       98,010       62,273       42,559       25,526
                          -----------  -----------  -----------  -----------  -----------
 Allowance of loans
  acquired in purchase
  transactions..........       16,811       17,513        5,185          579        1,119
                          -----------  -----------  -----------  -----------  -----------
Balance, end of period..  $   314,387  $   279,596  $   243,568  $   226,933  $   222,306
                          ===========  ===========  ===========  ===========  ===========
Average loans and leases
 *......................  $22,266,058  $19,817,354  $17,961,260  $17,106,917  $15,405,158
                          ===========  ===========  ===========  ===========  ===========
Net charge-offs as a
 percentage of average
 loans and leases.......          .28%         .40%         .28%         .23%         .15%
                          ===========  ===========  ===========  ===========  ===========

--------
* Loans and leases are net of unearned income and include loans held for sale.

Nonperforming Assets and Classified Assets

  Nonperforming assets include nonaccrual loans and leases, foreclosed real estate and other repossessions. It is BB&T's policy to place commercial loans and leases on nonaccrual status when full collection of principal and interest becomes doubtful, or when any portion of principal or interest becomes 90 days past due, whichever occurs first. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period and any prior year interest is charged off against the allowance for loan and lease losses. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Mortgage loans and other consumer loans are also placed on nonaccrual status when full collection of principal and interest becomes doubtful, or they become delinquent for a specified period of time that varies depending on the type of loan. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer considered doubtful.

Investment Activities

  Bank holding companies and their subsidiary banks are allowed to purchase, sell, deal in and hold certain investment securities as prescribed by bank regulations. These investments include U.S. Treasury securities, obligations of U.S. government agencies, obligations of state and political subdivisions, various types of corporate debt, mutual funds and equity securities (subject to certain limitations) and certain derivative securities.

  BB&T's investment activities are governed internally by a written, board-approved investment policy. Investment policy is carried out by the Corporation's Asset / Liability Management Committee ("ALCO") which meets regularly to review the economic environment, assess current activities for appropriateness and establish investment strategies. The ALCO also has much broader responsibilities, which are discussed in "Market Risk Management", in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Investment strategies are established by the ALCO in consideration of the interest rate cycle, balance sheet mix, actual and anticipated loan demand, actual and projected deposit growth and availability of other funding sources and the overall interest rate sensitivity of the Corporation. In general, the investment portfolio is managed in a manner consistent with the attainment of the following goals: (i) to provide sufficient liquidity to cover unanticipated deposit and loan fluctuations, seasonal funds flow variations and overall funds management objectives; (ii) to provide eligible securities to secure public funds and trust deposits as prescribed by law; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

  The following table provides information regarding the composition of BB&T's securities portfolio at the end of each of the past three years. BB&T's trading securities, reflected in the accompanying table, are principally owned by Craigie, a wholly-owned broker-dealer subsidiary acquired in 1997.

-------------------------------------------------------------------------------

                                    Table 6

                      Composition of Securities Portfolio

                                                        December 31,
                                              --------------------------------
                                                 1998       1997       1996
                                              ---------- ---------- ----------
                                                   (Dollars in thousands)
Trading Securities (at estimated fair
 value)...................................... $   60,422 $   67,878 $      --
Securities held to maturity (at amortized
 cost):
  U.S. Treasury, government and agency
   obligations...............................     23,821     46,338     24,241
  States and political subdivisions..........    103,649    150,369    176,275
  Mortgage-backed securities.................        --      33,550    178,222
                                              ---------- ---------- ----------
    Total securities held to maturity........    127,470    230,257    378,738
                                              ---------- ---------- ----------
Securities available for sale (at estimated
 fair value):
  U.S. Treasury, government and agency
   obligations...............................  3,583,277  4,425,087  4,077,475
  States and political subdivisions..........    153,939     47,346     23,977
  Mortgage-backed securities.................  3,092,425  2,396,854  2,318,699
  Other securities...........................  1,141,733    426,841    300,144
                                              ---------- ---------- ----------
    Total securities available for sale......  7,971,374  7,296,128  6,720,295
                                              ---------- ---------- ----------
      Total securities....................... $8,159,266 $7,594,263 $7,099,033
                                              ========== ========== ==========

-------------------------------------------------------------------------------

Sources of Funds

  Deposits are the primary source of funds for lending and investing activities. The amortization and scheduled payment of loans and maturities of investment securities also provide predictable sources of funds. Federal Home Loan Bank ("FHLB") advances, foreign deposits, Federal funds purchased and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental funding sources.

 Deposits

  Customer deposits are attracted principally from within BB&T's market area through the offering of a broad selection of deposit instruments including various types of checking accounts, money market and savings accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required and the time period the funds must remain on deposit. Interest rates paid on specific deposit types are set by the ALCO and are determined based on (i) the interest rates offered by competitors, (ii) anticipated needs for funding and the timing of the cash flow needs offset by the availability of more cost-effective funding sources and (iii) anticipated future economic conditions and interest rates. Customer deposits are attractive sources of liquidity because of their stability, cost and the ability to generate fee income through the cross-sale of other services to the depositors.

-------------------------------------------------------------------------------

                                    Table 7

                     Scheduled Maturities of Time Deposits

                        Time Deposits $100,000 and Over
                               December 31, 1998
                            (Dollars in Thousands)

            ------------------------------------------------------

        Maturity Schedule
        -----------------
        Less than three months...................................... $1,306,895
        Three through six months....................................    687,651
        Seven through twelve months.................................    481,198
        Over twelve months..........................................    739,157
                                                                     ----------
        Total....................................................... $3,214,901
                                                                     ==========

                              Total Time Deposits

            ------------------------------------------------------

        Time Deposits Due to Mature by
        ------------------------------
        1999....................................................... $ 8,519,629
        2000.......................................................   2,272,295
        2001.......................................................     274,114
        2002.......................................................     204,852
        2003.......................................................     113,963
        2004 and later.............................................      13,906
                                                                    -----------
          Total.................................................... $11,398,759
                                                                    ===========

-------------------------------------------------------------------------------

Short-Term Borrowed Funds

  BB&T's ability to borrow significant funds through nondeposit sources provides additional flexibility in meeting the liquidity needs of customers. Components of short-term borrowed funds at year end were master notes, securities sold under repurchase agreements, FHLB advances, Federal funds purchased and U.S. Treasury tax and loan depository note accounts. The following table summarizes certain pertinent information regarding BB&T's short-term borrowed funds for the past three years:

-------------------------------------------------------------------------------

                                    Table 8

                           Short-Term Borrowed Funds

                                              1998        1997        1996
                                           ----------  ----------  ----------
                                                (Dollars in thousands)
Maximum outstanding at any month-end
 during the year.......................... $4,855,377  $3,493,199  $2,737,629
Average outstanding during the year.......  3,741,501   2,907,657   2,345,750
Average interest rate during the year.....       5.20%       5.23%       5.28%
Average interest rate at end of year......       4.89        5.44        4.88

Employees

  At December 31, 1998, BB&T had approximately 10,400 full-time-equivalent employees.

Properties

  BB&T and its significant subsidiaries occupy headquarters facilities that are either owned or operated under long-term leases and also own freestanding operations centers in Wilson, Charlotte and Lumberton, North Carolina. BB&T also owns or leases significant office space in Winston-Salem, North Carolina, which serves as the Corporation's headquarters. At December 31, 1998, BB&T and its subsidiary banks operated 534 banking offices in the Carolinas, Virginia, Maryland and Washington, D.C. Branch office locations are variously owned or leased. Management believes that the premises occupied by BB&T and its subsidiaries are well located and suitably equipped to serve as financial services facilities. See Note F. "Premises and Equipment" of the "Notes to Consolidated Financial Statements" in this report for additional disclosures related to BB&T's properties and other fixed assets.

Executive Officers

  BB&T's Chairman and Chief Executive Officer is John A. Allison, IV. Mr. Allison is 50 and has 28 years of service with the Corporation. Henry G. Williamson, Jr. is the Chief Operating Officer of BB&T Corporation and is responsible for the Corporate Group. Mr. Williamson is 51 and has 27 years of service with the Corporation. Kelly S. King is the President of BB&T Corporation and is responsible for the Branch Banking Network. Mr. King is 50 and has 27 years of service with the Corporation. Robert E. Greene is the President of Branch Banking and Trust Company and is the Senior Executive Vice President for Administrative Services for the Corporation. Mr. Greene is 50 and has served the Corporation for 26 years. W. Kendall Chalk is a Senior Executive Vice President of the Corporation responsible for the Lending Group. Mr. Chalk is 53 and has served the Corporation for 24 years. Morris D. Marley is the Senior Executive Vice President for the Funds Management Group. Mr. Marley is 48 and has served the Corporation for 27 years. Scott E. Reed is a Senior Executive Vice President and the Corporation's Chief Financial Officer. Mr. Reed is 50 and has 27 years of service with the Corporation. Sherry A. Kellett is a Senior Executive Vice President and the Corporation's Controller. Ms. Kellett is 54 and has 14 years of service with the Corporation.

                           REGULATORY CONSIDERATIONS

General

  As a bank holding company, BB&T is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the "BHCA") and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA also generally limits the activities of a bank holding company to that of banking, managing or controlling banks, or any other activity which is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities.

  As state-chartered commercial banks, BB&T-NC, BB&T-SC and BB&T-VA (collectively, the "State-Chartered Banks") are subject to regulation, supervision and examination by state bank regulatory authorities in their respective home states. These authorities include the North Carolina Commissioner of Banks, in the case of BB&T-NC, the South Carolina Commissioner of Banking, in the case of BB&T-SC, and the Virginia State Corporation Commission's Bureau of Financial Institutions, in the case of BB&T-VA. Each of the State-Chartered Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC"). Franklin National Bank, a subsidiary of BB&T Corporation, is a Federally-chartered bank and, as such, is subject to regulation, supervision and examination by the U.S. Office of the Comptroller of the Currency (the "OCC") (References herein to the "Banks" include Franklin National Bank and the State-Chartered Banks). State and Federal law also govern the activities in which the Banks engage, the investments they make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Banks' operations.

  The earnings of BB&T's subsidiaries, and therefore the earnings of BB&T, are affected by general economic conditions, management polices, changes in state and Federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant state and Federal laws to which BB&T and the Banks are subject. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Payment of Dividends

  BB&T is a legal entity separate and distinct from its banking and other subsidiaries. The majority of BB&T's revenues are from dividends paid to BB&T by its banking subsidiaries. BB&T's banking subsidiaries are subject to laws and regulations that limit the amount of dividends they can pay. In addition, both BB&T and its banking subsidiaries are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if
(1) the organization's net income available to common shareholders over the past year has been sufficient to fund fully the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. BB&T does not expect that any of these laws, regulations or policies will materially affect the ability of the Banks to pay dividends. During the year ended December 31, 1998, the Banks declared $389.7 million in dividends payable to BB&T.

Capital

  The Federal Reserve Board, the FDIC and the OCC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, BB&T and the Banks are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" which, together with Tier 1 capital, composes "total capital"). The ratios of Tier 1 capital and total capital to risk-adjusted assets for BB&T and the subsidiary banks as of December 31, 1998, are show in the following table.

  In addition, each of the Federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. These requirements provide for a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to Federal Bank regulatory evaluation of an organization's overall safety and soundness. The leverage ratios of BB&T and the subsidiary banks as of December 31, 1998, are reflected in the accompanying table.

-------------------------------------------------------------------------------
                                    Table 9
         Capital Ratios for BB&T Corporation and Banking Subsidiaries

                                                                           Franklin
                                     Regulatory       BB&T-  BB&T-  BB&T-  National
                                      Minimums  BB&T   NC     SC     VA      Bank
                                     ---------- ----  -----  -----  -----  --------
Risk-based capital ratios:
  Tier 1 capital (1)................    4.0%    10.0% 10.9%  12.7%  15.3%    8.5%
  Total risk-based capital (2)......    8.0     14.8  12.2   13.9   16.5     9.7
Tier 1 leverage ratio (3)...........    3.0      6.8   7.2    9.3   10.0     5.3

--------
(1) Shareholders' equity less nonqualifying intangible assets; as a percentage of risk-weighted assets, as defined in the risk-based capital guidelines.
(2) Tier 1 capital plus qualifying loan loss allowance and subordinated debt as a percentage of risk-weighted assets as defined in the risk-based capital guidelines.
(3) Tier 1 capital as a percentage of fourth quarter average assets less nonqualifying intangibles.

-------------------------------------------------------------------------------

  The risk-based capital standards of the Federal Reserve Board, the FDIC and the OCC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy.

Deposit Insurance Assessments

  The deposits of the Banks are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Banks are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. However, a portion of the Banks' deposits (relating to the acquisitions of various savings associations) are subject to assessments imposed by the Savings Association Insurance Fund ("SAIF") of the FDIC.

  The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation was enacted in 1996 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FDIC is currently assessing, effective for the first quarter of 1999, BIF-insured deposits totaling an additional 1.22 basis points per $100 of deposits, and SAIF-insured deposits of an additional 6.10 basis points per $100 of deposits, to cover those obligations.

Other Safety and Soundness Regulations

  There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under a policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the SAIF or the BIF as a result of the insolvency of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the SAIF or the BIF or both. The FDIC's claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

  The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 1998, BB&T and each of the Banks were classified as well capitalized.

  State regulatory authorities and the OCC also have broad enforcement powers over the Banks, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator (with the approval of the Governor in the case of North Carolina) in order to conserve the assets of any such institution for the benefit of depositors and other creditors. The North Carolina Commissioner also has the authority to take possession of a state bank in certain circumstances, including, among other things, when it appears that such bank has violated its charter or any applicable laws, is conducting its business in an unauthorized or unsafe manner, is in an unsafe or unsound condition to transact its business or has an impairment of its capital stock.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The following discussion and analysis of the consolidated financial condition and results of operations of BB&T Corporation and subsidiaries ("BB&T" or the "Corporation") for each of the three years in the period ended December 31, 1998, and related financial information are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of BB&T's 1998 performance.

Forward-looking Statements

  This report contains forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and / or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged; (5) costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected; (6) expected cost savings associated with pending mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following pending mergers may be greater than expected; (8) the Year 2000 issue is not effectively corrected (see additional discussion following under Year 2000 Project); (9) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than BB&T; and (10) adverse changes may occur in the securities markets.

Stock Split

  On June 23, 1998, BB&T's Board of Directors approved a 2-for-1 split in the Corporation's common stock effected in the form of a 100% stock dividend paid August 3, 1998. All references to the number of common shares and all per share amounts contained herein have been adjusted, as appropriate, to retroactively reflect the stock split.

Reclassifications

  Certain prior period information has been restated to conform with 1998 presentation.

1998 Mergers and Acquisitions

  On March 1, 1998, BB&T completed its merger with Life Bancorp, Inc. ("Life") of Norfolk, Virginia, in a transaction accounted for as a pooling of interests. In conjunction with the merger, BB&T issued approximately 11.6 million shares of common stock in exchange for all of the outstanding shares of Life common stock.

  On June 18, 1998, BB&T completed the acquisition of Dealers' Credit Inc. ("DCI"), of Menomonee Falls, Wisconsin. DCI specializes in extending credit to commercial, agricultural, municipal and consumer users for the purchase of lawn care equipment. The acquisition was accounted for as a purchase and, therefore, the accompanying consolidated financial statements include the operating results of DCI only since the date of acquisition. In conjunction with the transaction, BB&T recorded $9.3 million of goodwill, which is being amortized using the straight-line method over 15 years.

  On June 30, 1998, BB&T completed its acquisition of W.E. Stanley & Company Inc., and its affiliated companies, (collectively, "Stanley"), located in Greensboro, North Carolina. Stanley, the largest actuarial administration firm headquartered in the Carolinas, has more than 700 clients located mostly in the Carolinas, Virginia, Maryland and Tennessee. The merger was accounted for as a purchase and, therefore, the accompanying consolidated financial statements include the operating results of Stanley only since the date of the acquisition. In conjunction with the acquisition, BB&T recorded $10.3 million of goodwill, which is being amortized using the straight-line method over 15 years.

  On July 1, 1998, BB&T completed its merger with Franklin Bancorporation Inc. ("Franklin") of Washington, D.C. in a transaction accounted for as a pooling of interests. Under the terms of the merger agreement, Franklin shareholders received .70 shares of BB&T stock for each share of Franklin stock held. Approximately 4.9 million shares of BB&T common stock were issued in exchange for all of the Franklin common stock outstanding.

  On September 30, 1998, BB&T completed its acquisition of Maryland Federal Bancorp, Inc. ("Maryland Federal") of Hyattsville, Maryland, in a transaction accounted for as a purchase. To effect the merger, BB&T issued 8.7 million shares of BB&T common stock in exchange for all of the outstanding shares of Maryland Federal common stock. In conjunction with the acquisition, BB&T recorded $158.8 million of goodwill, which is being amortized using the straight-line method over a period of 15 years.

  BB&T's Insurance Agency Network expanded through the purchase of three independent insurance agencies during 1998, and a fourth in early 1999. DeJarnette & Paul Inc., based in Richmond, Virginia, was acquired on January 2, 1998. W.C. Brown Insurance Services, Inc., headquartered in Rocky Mount, Virginia, was acquired on March 3, 1998, and McPhail, Bray, Murphy & Allen Inc., a Charlotte, North Carolina, agency was purchased April 30, 1998. The acquisition of Blue Ridge Burke Insurance Agency, Inc., of Mount Airy and Winston-Salem, North Carolina, was consummated January 4, 1999. Also, on October 1, 1998, BB&T acquired a portion of the Charlotte, North Carolina personal lines of business and an agency in Morganton, North Carolina from another Charlotte-based company.

Pending Mergers and Acquisitions

  On August 10, 1998, BB&T announced plans to acquire Scott & Stringfellow Financial Inc. ("Scott & Stringfellow"), an investment banking firm based in Richmond, Virginia. The transaction will be accounted for as a purchase. Scott & Stringfellow shareholders will receive one share of BB&T common stock in exchange for each share of Scott & Stringfellow common stock held. The acquisition is expected to be completed during the first quarter of 1999.

  On August 26, 1998, BB&T announced plans to merge with MainStreet Financial Corporation ("MainStreet"), based in Martinsville, Virginia. The transaction was completed on March 5, 1999, and was accounted for as a pooling of interests. MainStreet shareholders received 1.18 shares of BB&T common stock in exchange for each share of MainStreet common stock held.

  On January 27, 1999, BB&T announced plans to merge with First Citizens Corporation ("First Citizens"), based in Newnan, Georgia. The transaction is expected to be accounted for as a pooling of interests. First Citizens' shareholders will receive 1.0789 shares of BB&T common stock in exchange for each share of First Citizens common stock held. The merger is expected to be completed in the third quarter of 1999.

  On January 28, 1999, BB&T announced plans to merge with Mason-Dixon Bancshares ("Mason-Dixon") headquartered in Westminster, Maryland. The transaction is expected to be accounted for as a pooling of interests. Mason-Dixon's shareholders will receive 1.30 shares of BB&T common stock in exchange for each share of Mason-Dixon common stock held. The merger is expected to be completed in the third quarter of 1999.

  On February 25, 1999, BB&T announced plans to acquire Matewan BancShares, Inc. ("Matewan"), headquartered in Williamson, West Virginia. The transaction is expected to be accounted for as a purchase.

Matewan's shareholders will receive .9333 shares of BB&T common stock for each share of Matewan common stock held subject to adjustment prior to the merger. The merger is expected to be completed in the third quarter of 1999.

Analysis of Financial Condition

  Average assets totaled $32.4 billion for the year ended December 31, 1998, an increase of 12.1% over the 1997 average of $28.9 billion. Average assets in 1997 increased 9.1% compared to the 1996 average of $26.5 billion. The major components of the increase in average assets during 1998 were loans and leases, which increased $2.4 billion, or 12.4%, for the year; securities, which increased $505.3 million, or 6.9% during the year; and non-earning assets, which increased $460.9 million, or 27.3%.

  The compound rate of growth in average assets was 8.9% for the five years ended December 31, 1998. Over the same five-year period, the compound annual growth rates based on average balances were 10.0% for loans and leases, 6.6% for securities and 4.9% for deposits. All growth rates have been enhanced by acquisitions accounted for as purchases.

  Among management's primary strategic objectives is the careful management of assets and liabilities to maximize revenues and earnings per share. The various components of assets and liabilities, the fluctuations of these accounts during 1998 and the strategies surrounding the management of the balance sheet are discussed below.

Securities

  The securities portfolios provide earnings and liquidity, as well as providing an effective tool in managing interest rate risk. Management has historically emphasized investments with a maturity of five years or less because of the changing interest rate environment and to provide greater flexibility in balance sheet management. U.S. Treasury securities and U.S. government and agency obligations comprise 44.2% of the portfolio at December 31, 1998, and provide adequate current yields with minimal risk and maturities structured to address liquidity concerns. Mortgage-backed securities, which composed 37.9% of the total investment portfolio at year-end 1998, have higher yields and longer maturities. Total securities increased 7.4% in 1998 to a total of $8.2 billion at the end of the year.

  Craigie, a registered broker / dealer acquired by BB&T on October 1, 1997, holds trading securities as a normal part of its operations. At December 31, 1998, Craigie had trading securities totaling $59.7 million that are reflected on BB&T's consolidated balance sheet. Market valuation gains and losses in BB&T's trading portfolio are reflected in current earnings.

  Securities held to maturity made up only 1.6% of the total portfolio at December 31, 1998, and are primarily composed of investments in obligations of states and municipalities. Securities held to maturity are carried at amortized cost and totaled $127.5 million at December 31, 1998 compared to $230.3 million outstanding at the end of 1997. Market valuation gains and losses in the Corporation's held-to-maturity category affect neither earnings nor capital. The held-to-maturity portfolio had a net unrealized gain of $3.4 million at December 31, 1998.

  Securities available for sale totaled $8.0 billion at year end and are carried at estimated fair value. The available-for-sale portfolio is primarily composed of investments in U.S. Treasuries and government and agency obligations, including mortgage-backed securities. The available-for-sale portfolio also contains investments in obligations of states and municipalities, which composed less than 2% of the portfolio, and equity and other securities, which comprised 14% of the portfolio. The percentage of holdings in state and municipal bonds did not significantly change from the prior year.

                                   Table 10

                                  Securities

                                                            December 31, 1998
                                                           --------------------
                                                            Carrying   Average
                                                             Value    Yield (3)
                                                           ---------- ---------
                                                               (Dollars in
                                                                thousands)
U.S. Treasury, government and agency obligations (1):
  Within one year......................................... $  757,580   6.27%
  One to five years.......................................  2,812,786   6.12
  Five to ten years.......................................    417,060   6.45
  After ten years.........................................  2,712,097   6.65
                                                           ----------   ----
    Total.................................................  6,699,523   6.37
                                                           ----------   ----
States and political subdivisions:
  Within one year.........................................     24,101   8.86
  One to five years.......................................    119,511   8.57
  Five to ten years.......................................     49,190   7.73
  After ten years.........................................     64,786   7.52
                                                           ----------   ----
    Total.................................................    257,588   8.17
                                                           ----------   ----
Other securities:
  Within one year.........................................         30   6.38
  One to five years.......................................     33,917   7.44
  Five to ten years.......................................      5,188   7.20
  After ten years.........................................    206,047   6.59
                                                           ----------   ----
    Total.................................................    245,182   6.72
                                                           ----------   ----
Securities with no stated maturity........................    956,973   6.45
                                                           ----------   ----
    Total securities (2).................................. $8,159,266   6.45%
                                                           ==========   ====

--------
(1) Included in U.S. Treasury, government and agency obligations are mortgage-backed securities totaling $3.1 billion classified as available for sale and disclosed at estimated fair value. These securities are included in each of the categories based upon final stated maturity dates. The original contractual lives of these securities range from five to 30 years; however, a more realistic average maturity would be substantially shorter because of the monthly return of principal on certain securities.
(2) Includes securities held to maturity of $127.5 million disclosed at amortized cost and securities available for sale and trading securities disclosed at estimated fair values of $8.0 billion and $60.4 million, respectively.
(3)  Taxable equivalent basis as applied to amortized cost.

-------------------------------------------------------------------------------

  The available-for-sale portfolio composed 97.7% of total securities. Management believes that the high concentration of securities in the available-for-sale portfolio allows greater flexibility in the day-to-day management of the overall portfolio than the held-to-maturity classification.

  The market value of the available-for-sale portfolio at year-end 1998 was $100.3 million greater than the amortized cost of these securities. At December 31, 1998, BB&T's available-for-sale portfolio had net unrealized appreciation, net of deferred income taxes, of $61.6 million, which is reported as a separate component of shareholders' equity. This compares to net unrealized appreciation of $49.4 million at December 31, 1997. The unrealized gains and losses in the available-for-sale portfolio at the end of 1998 and 1997 were considered by management to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.

  The fully taxable equivalent ("FTE") yield on the total securities portfolio was 6.77% for the year ended December 31, 1998, compared to 6.81% for the prior year. The decline in FTE yield principally resulted from substantially lower yields earned from mortgage-backed securities. The yield on U.S. Treasury and U.S. government and agency obligations improved from 6.41% in 1997 to 6.71% in 1998, while the yield on mortgage-backed securities decreased from 7.44% to 6.79% and the FTE yield on state and municipal securities decreased from 8.55% last year to 8.40% in the current year.

Loans and Leases

  Loans and leases, including loans held for sale, totaled $23.7 billion at the end of 1998, an increase of $2.5 billion, or 11.6%, from 1997. Average loans and leases for the year ended December 31, 1998, increased $2.4 billion, or 12.4%, over the prior year. The 1998 growth includes the effects of a mortgage loan securitization program totaling $465.3 million during the year, BB&T's divestiture of $232.3 million in loans in connection with the UCB merger in 1997 and $1.0 billion of loans acquired through purchase accounting transactions in both 1998 and 1997. Excluding the impact of these items, BB&T' "internal" growth rate in average loans for 1998 was 8.9% compared with 1997. By category, excluding the securitizations, the UCB divestiture and the purchase accounting transactions, average mortgage loans increased 14.0% during 1998, average commercial loans grew 7.9%, average revolving credit loans increased 5.9% and average direct retail loans were up 2.4%.

  While BB&T's overall loan growth has remained strong, the mix of the loan portfolio has changed in 1998 compared to 1997 and the growth rates of the various categories of loans reflect this change in mix. As a result of declines in interest rates, mortgage lending activities have increased dramatically. BB&T originated $5.6 billion in mortgage loans during 1998, an increase of 186% compared to 1997. Total mortgage loans retained in the portfolio, including loans held for sale, increased 25.8% on average in 1998. BB&T's other loan categories experienced growth at a slower pace during the year. Average commercial loans, including leases, increased 10.5% in 1998 compared to 1997, while average consumer loans, which includes sales finance, revolving credit and direct retail, increased 4.7% over the same time frame. A factor contributing to the slower growth in retail lending was customers' repaying credit card loans and home equity lines as they refinanced their mortgages.

  The change in the overall mix of the loan portfolio, which principally resulted from the rapid growth in mortgages, negatively affected the yields earned on total loans and the overall net interest margin. The FTE yield on loans decreased from 9.17% for the twelve months ended December 31, 1997 to 9.02% for 1998. The average yield on mortgage loans was 7.62%, down 24 basis points from the yield for 1997. Over the same time frame, the yields from commercial loans decreased 1 basis point to 9.10% and consumer loan yields decreased 8 basis points to 10.27%.

Asset Quality

  BB&T's asset quality remains excellent compared to industry norms. Nonperforming assets totaled $113.4 million at year end, a decrease of $22.8 million, or 16.7%, compared to 1997. As a percentage of total assets, nonperforming assets were .33% at December 31, 1998, compared to .44% at the end of 1997. As a percentage of loans plus foreclosed properties, nonperforming assets totaled .48% at December 31, 1998, compared to .64% at the end of 1997. The allowance for loan and lease losses, as a percentage of loans and leases, was 1.33% at December 31, 1998, compared to 1.32% at year-end 1997. Loans 90 days or more past due and still accruing interest increased to $50.0 million at year-end 1998 compared to $44.4 million at December 31, 1997. Net charge-offs as a percentage of average loans and leases also improved during 1998, decreasing to .28% from .40% in 1997.

  The improvements in credit quality measures during 1998 are partially the result of the negative impact that purchase accounting transactions had on year-end 1997 credit quality data and an aggressive effort during 1997 to charge-off problem loans originated by BB&T's nonstandard auto financing subsidiary, Regional Acceptance Corporation ("Regional Acceptance"). BB&T acquired Virginia First Financial Corporation ("Virginia First") on December 1, 1997, and this acquisition added $17.3 million in nonperforming assets and $4.0 million in loans

90 days past due and still accruing interest to BB&T's year-end 1997 totals. Also, the efforts at Regional Acceptance resulted in net charge-offs totaling $18.0 million, or 24.5% of BB&T's consolidated net charge-offs for 1997, compared to $12.9 million, or 20.7%, of the total in 1998.

  The following table reflects relevant asset quality information for BB&T for the past three years.

-------------------------------------------------------------------------------
                                   Table 11
                                 Asset Quality

                                                      December 31,
                                                -----------------------------
                                                  1998       1997      1996
                                                --------   --------   -------
                                                 (Dollars in thousands)
Nonaccrual loans and leases*................... $ 84,968   $ 99,938   $65,648
Restructured loans.............................      522      1,377     2,464
Foreclosed property............................   27,952     34,923    29,147
                                                --------   --------   -------
  Nonperforming assets......................... $113,442   $136,238   $97,259
                                                ========   ========   =======
  Loans 90 days or more past due and still
   accruing.................................... $ 49,971   $ 44,362   $41,870
                                                ========   ========   =======
Asset Quality Ratios:
  Nonaccrual loans and leases as a percentage
   of loans and leases.........................      .36%       .47%      .35%
  Nonperforming assets as a percentage of:
    Total assets...............................      .33        .44       .35
    Loans and leases plus foreclosed property..      .48        .64       .52
  Net charge-offs as a percentage of average
   loans and leases............................      .28        .40       .28
  Allowance for losses as a percentage of loans
   and leases..................................     1.33       1.32      1.31
  Ratio of allowance for losses to:
    Net charge-offs............................     5.04 x     3.52 x    4.79 x
    Nonaccrual and restructured loans and
     leases....................................     3.68       2.76      3.58

--------
NOTE: Items referring to loans and leases are net of unearned income, gross of the allowance and include loans held for sale.
   *Includes $ 23.9 million, $ 32.5 million and $ 28.4 million of impaired loans at December 31, 1998, 1997 and 1996, respectively. See Note D in the "Notes to Consolidated Financial Statements."

-------------------------------------------------------------------------------

Allowance for Loan and Lease Losses

  The allowance for loan and lease losses is evaluated for adequacy on a quarterly basis. Specific allowances are allocated to identified problem commercial loans of $1 million or more, based on management's assessment of the probable loss exposure applicable to the specific loans. All other commercial loans are segregated into one of ten risk categories according to the relative strength of the borrower and the repayment sources. Allowance allocations are determined by multiplying outstandings in each category by factors assigned to each risk grade. Allowance allocations are derived for consumer loans based on product type, such as mortgage, retail, bankcard, etc. Allocations are determined by applying historical loss ratios to outstanding loans, with adjustments made for current and anticipated business conditions.

  BB&T's allowance for loan losses totaled $314.4 million at December 31, 1998, compared to $279.6 million at the end of 1997. As a percentage of loans and leases, the allowance rose slightly from 1.32% at December 31, 1997 to 1.33% at the end of 1998. The ratio of the allowance to net charge-offs increased from 3.52 times for 1997 to 5.04 times during 1998 because of lower net charge-offs in the current year. The increase in the allowance resulted primarily because fewer loans were charged-off against the allowance during 1998 compared to the prior year. There were no significant variations in the percentages used to calculate the components of the allowance during 1998 compared to 1997, except an increase from 10% to 15% in the allocation factor applied to commercial loans categorized as substandard. The outstanding balances of all loan types increased over 1997, producing an increased allowance, however management does not believe that the level of risk inherent in the categories of the portfolio changed substantially compared to year-end 1997. There was little change in the calculation factors derived from historical charge-off experience or in the fundamental assumptions or estimation methods used to calculate the allowance during 1998. The improvements in asset quality ratios during 1998, together with lower levels of net charge-offs, reduced the percentage of the allowance allocated to specific loan types and, conversely, increased the portion of the allowance not allocated to specific loan types.

Deposits and Other Borrowings

  Management's primary objective for funding balance sheet activity is to attract adequate, stable and cost-effective sources of funds. Core deposits compose BB&T's primary funding source, despite trends in recent years away from transaction and savings accounts by depositors. As depositors have sought greater returns, growth rates for deposits have typically not kept pace with asset growth and financial institutions, including BB&T, have increasingly used nondeposit sources to fund balance sheet growth.

  BB&T's total deposits at December 31, 1998, were $23.0 billion, an increase of $1.7 billion, or 7.8%, compared to year-end 1997. The increase in deposits was driven by a 28.4% increase in money rate savings accounts, an 8.4% increase in certificates of deposit and a 9.2% increase in noninterest-bearing deposits. On average, total deposits were $21.5 billion, an increase of $1.1 billion, or 5.6%, compared to 1997. This increase was led by a 9.9% increase in noninterest-bearing deposits and a 19.7% increase in money rate savings accounts. These increases were offset somewhat by a 22.1% decrease in average savings account balances and a 7.6% decrease in interest checking accounts. Other time deposits, including individual retirement accounts and certificates of deposit, increased 1.8% on average and remain BB&T's largest single component of average deposits at 48.0%. Foreign deposits totaled $872.1 million at December 31, 1998, an increase of $113.4 million from the prior year average balance.

  The average rates paid on interest-bearing deposits decreased during 1998 to 4.34% from 4.42% in 1997. The decrease resulted from lower rates paid on all categories of deposit accounts. The average cost of certificates of deposit and other time deposits decreased from 5.51% to 5.42%; the cost of interest checking decreased from 1.47% to 1.43%; savings deposits decreased from 1.91% to 1.89% and money rate savings accounts decreased from 3.07% to 3.00%.

  BB&T focused its deposit gathering efforts during 1998 on continuing to restructure the composition of deposits toward more cost-effective noninterest-bearing deposits and money rate savings accounts. Over the years, BB&T has acquired a significant number of thrift institutions, resulting in a higher percentage of deposits comprised of certificates of deposit than many of BB&T's peers. The restructuring is intended to reduce that concentration and, thereby, reduce the overall cost of deposits. As part of this strategy, BB&T has been promoting an "Investor Deposit Account," which is more flexible than traditional money rate savings accounts and less costly to BB&T than certificates of deposit. The success of this promotion is evident from the growth in money rate savings accounts noted above.

  Management also uses various other short-term borrowed funds to supplement deposits to fulfill funding needs. Among these are Federal funds purchased, which composed 28.7% of total short-term borrowed funds and securities sold under repurchase agreements, which comprised 39.7% of short-term borrowed funds at year-end 1998. Master notes, U.S. Treasury tax and loan deposit notes, short-term bank notes and short-term Federal Home Loan Bank ("FHLB") advances are also utilized to supplement short-term funding needs. In certain circumstances, management also uses foreign deposits and, to a lesser degree, brokered certificates of deposit as sources of funds. Average short-term borrowed funds increased $833.8 million, or 28.7%, during 1998, while short-term borrowed funds at year-end 1998 were $3.4 billion, a decrease of $124.1 million, or 3.6%, compared to year-end 1997.

  The rates paid on average short-term borrowed funds decreased slightly from 5.23% in 1997 to 5.20% during 1998. This resulted from decreases in the Federal funds rate due to actions by the Federal Reserve Board of Governors.

  Management also employs long-term debt for additional funding, and management significantly increased reliance on longer-term funding sources during 1998. BB&T's total outstanding long-term debt at December 31, 1998 totaled $4.7 billion, an increase of $1.2 billion, or 34.0%, from year-end 1997. On average, long-term debt increased $1.1 billion, or 39.4%, in 1998 compared to the average for 1997. BB&T's long-term debt consists primarily of FHLB advances, which composed 52.6% of total outstanding long-term debt at December 31, 1998, and medium-term bank notes, which composed 28.9% of the year-end balance. FHLB advances are cost-effective long-term funding sources that provide BB&T the flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity. In an effort to diversify long-term funding sources and to take advantage of favorable interest rates, BB&T has issued significant amounts of long-term debt, including $2 billion in senior and subordinated bank note programs. Also, in June 1997, BB&T issued $250 million of subordinated notes due in 2007 and in June 1998, BB&T issued an additional $350 million of subordinated corporate debt that is puttable to BB&T in 2005. The proceeds of these two issuances were used to repurchase shares of BB&T's common stock subsequently issued in connection with mergers and acquisitions and for advances to subsidiaries, as discussed in the "Stock and Dividends" section. An additional $200 million of medium term bank notes were issued during 1997 for general funding purposes. The average rate paid on long-term debt decreased from 5.90% during 1997 to 5.72% during 1998.

  BB&T continually considers liquidity needs in evaluating funding sources. BB&T's strategy is to maintain funding flexibility, in order for the Corporation to react rapidly to opportunities, which may become available in the marketplace. Management will continue to focus on traditional core funding strategies, including targeting growth in noninterest-bearing deposits and money rate savings accounts. Also, because attractive interest rates are currently available, additional long-term funding may be pursued.

Analysis of Results of Operations

  Consolidated net income for 1998 totaled $501.8 million, which generated basic earnings per share of $1.75 and diluted earnings per share of $1.71. Net income for 1997 was $360.4 million and net income for 1996 totaled $343.3 million. Basic earnings per share were $1.25 in 1997 and $1.19 in 1996, while diluted earnings per share were $1.23 and $1.17, respectively.

  BB&T incurred significant expenses related principally to the consummation of mergers and acquisitions during 1998 and 1997, which are reflected in reported earnings. During 1998, BB&T recorded $11.0 million in after-tax nonrecurring charges primarily associated with the mergers of Life and Franklin. These charges included costs associated with the consolidation of branch offices and bank operating functions, personnel-related and other expenses. Excluding the effects of these charges, BB&T's net income for 1998 would have been $512.8 million, or $1.75 per diluted share.

  In 1997, BB&T incurred $68.1 million in net after-tax charges primarily incurred in conjunction with the United Carolina Bancshares Corporation ("UCB") merger. These expenses included personnel-related expenses, such as staff relocation, early retirement packages and contract settlements; occupancy, furniture and equipment expenses including branch consolidation; and other costs, such as operational charge-offs, professional fees, etc. These costs were partially offset by a gain from the divestiture of 23 branch locations, including $505.8 million in deposits and $232.3 million in loans, in order to comply with anti-trust regulations. Excluding the net effects of these items, BB&T's net income for 1997 would have totaled $428.5 million, or $1.47 per diluted share.

  During 1996, a one-time assessment by the FDIC was charged to all financial institutions with deposits insured by the SAIF. BB&T's assessment was $38.2 million, or $24.4 million after related income tax benefits. Excluding the impact of the assessment, BB&T's net income for 1996 would have been $367.7 million, or $1.25 per diluted share.

  Excluding the effect of the above nonrecurring items, BB&T's net income for 1998 increased $84.2 million, or 19.7%, compared to 1997, while diluted earnings per share increased $.28, or 19.0%. Net income for 1997, excluding nonrecurring items, increased $60.8 million, or 16.5%, while diluted earnings per share increased $.22, or 17.6%, compared to 1996.

  Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average common shareholders' equity). The returns on average assets produced by BB&T's earnings, excluding the nonrecurring charges discussed above, were 1.58% for 1998, 1.48% for 1997 and 1.39% for 1996. BB&T's returns on average equity, excluding the nonrecurring charges, were 20.16%, 18.58% and 17.07%, for the years ended December 31, 1998, 1997 and 1996, respectively.

Net Interest Income

  Net interest income is BB&T's primary source of revenue. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on earning assets and the interest rates paid to obtain funding to support the assets. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the "FTE" adjustment) and the cost of the supporting funds is measured by the net interest spread. The accompanying table presents the dollar amount of changes in interest income and interest expense and distinguishes between the changes related to average outstanding balances of interest-earning assets and interest-bearing liabilities (volume) and the changes related to average interest rates on such assets and liabilities
(rate). Changes attributable to both volume and rate have been allocated proportionately.

                                    Table 12

                FTE Net Interest Income and Rate/Volume Analysis

              For the Years Ended December 31, 1998, 1997 and 1996

                            Average Balances             Yield/Rate               Income/Expense
                   ----------------------------------- ----------------  --------------------------------
                      1998        1997        1996     1998  1997  1996     1998       1997       1996
                   ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
                                                                             (Dollars in thousands)
Assets
Securities (1):
 U.S. Treasury,
 government and
 other (5).......  $ 7,590,071 $ 7,086,567 $ 6,644,731 6.73% 6.77% 6.55% $  510,706 $  479,517 $  435,493
 States and
 political
 subdivisions....      192,245     190,450     204,164 8.40  8.55  8.98      16,147     16,285     18,333
                   ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
 Total securities
 (5).............    7,782,316   7,277,017   6,848,895 6.77  6.81  6.63     526,853    495,802    453,826
Other earning
assets (2).......      181,018      93,543     135,808 5.64  5.50  5.37      10,214      5,146      7,291
Loans and leases,
net of unearned
income
(1)(3)(4)(5).....   22,266,058  19,817,354  17,961,260 9.02  9.17  9.10   2,008,908  1,817,817  1,634,072
                   ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
 Total earning
 assets..........   30,229,392  27,187,914  24,945,963 8.42  8.53  8.40   2,545,975  2,318,765  2,095,189
                   ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
 Non-earning
 assets..........    2,149,061   1,688,172   1,523,193
                   ----------- ----------- -----------
 Total assets....  $32,378,453 $28,876,086 $26,469,156
                   =========== =========== ===========
Liabilities and
Shareholders'
Equity
Interest-bearing
deposits:
 Savings and
 interest-
 checking........  $ 1,684,252 $ 2,052,088 $ 2,234,269 1.74  1.78  1.90      29,363     36,611     42,349
 Money rate
 savings.........    5,734,490   4,791,693   4,008,368 3.00  3.07  2.85     172,091    146,877    114,044
 Other time
 deposits........   11,205,356  10,908,018  10,817,991 5.42  5.51  5.55     607,622    601,066    600,356
                   ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
 Total interest-
 bearing
 deposits........   18,624,098  17,751,799  17,060,628 4.34  4.42  4.44     809,076    784,554    756,749
Short-term
borrowed funds...    3,741,501   2,907,657   2,345,750 5.20  5.23  5.28     194,436    152,202    123,896
Long-term debt...    4,025,428   2,886,686   2,027,683 5.72  5.90  5.83     230,266    170,207    118,204
                   ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
 Total interest-
 bearing
 liabilities.....   26,391,027  23,546,142  21,434,061 4.67  4.70  4.66   1,233,778  1,106,963    998,849
                   ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
 Noninterest-
 bearing
 deposits........    2,915,369   2,651,885   2,534,285
 Other
 liabilities.....      528,657     371,456     335,164
 Shareholders'
 equity..........    2,543,400   2,306,603   2,165,646
                   ----------- ----------- -----------
 Total
 liabilities and
 shareholders'
 equity..........  $32,378,453 $28,876,086 $26,469,156
                   =========== =========== ===========
Average interest
rate spread......                                      3.75% 3.83% 3.74%
                                                       ====  ====  ====
Net yield on
earning assets...                                      4.34% 4.46% 4.39% $1,312,197 $1,211,802 $1,096,340
                                                       ====  ====  ====  ========== ========== ==========
Taxable
equivalent
adjustment.......                                                        $   64,793 $   53,277 $   36,146
                                                                         ========== ========== ==========
                           1998 v. 1997                  1997 v. 1996
                   ------------------------------ ----------------------------
                                Change due to                 Change due to
                    Increase  -------------------  Increase  -----------------
                   (Decrease)   Rate     Volume   (Decrease)  Rate    Volume
                   ---------- --------- --------- ---------- -------- --------
Assets
Securities (1):
 U.S. Treasury,
 government and
 other (5).......   $ 31,189  $ (2,704) $ 33,893   $ 44,024  $14,435  $29,589
 States and
 political
 subdivisions....       (138)     (291)      153     (2,048)    (851)  (1,197)
                   ---------- --------- --------- ---------- -------- --------
 Total securities
 (5).............     31,051    (2,995)   34,046     41,976   13,584   28,392
Other earning
assets (2).......      5,068       135     4,933     (2,145)     176   (2,321)
Loans and leases,
net of unearned
income
(1)(3)(4)(5).....    191,091   (30,270)  221,361    183,745   13,591  170,154
                   ---------- --------- --------- ---------- -------- --------
 Total earning
 assets..........    227,210   (33,130)  260,340    223,576   27,351  196,225
                   ---------- --------- --------- ---------- -------- --------
 Non-earning
 assets..........
 Total assets....
Liabilities and
Shareholders'
Equity
Interest-bearing
deposits:
 Savings and
 interest-
 checking........     (7,248)     (818)   (6,430)    (5,738)  (2,403)  (3,335)
 Money rate
 savings.........     25,214    (3,134)   28,348     32,833    9,308   23,525
 Other time
 deposits........      6,556    (9,667)   16,223        710   (4,264)   4,974
                   ---------- --------- --------- ---------- -------- --------
 Total interest-
 bearing
 deposits........     24,522   (13,619)   38,141     27,805    2,641   25,164
Short-term
borrowed funds...     42,234    (1,106)   43,340     28,306      562   27,744
Long-term debt...     60,059    (5,221)   65,280     52,003     (238)  52,241
                   ---------- --------- --------- ---------- -------- --------
 Total interest-
 bearing
 liabilities.....    126,815   (19,946)  146,761    108,114    2,965  105,149
                   ---------- --------- --------- ---------- -------- --------
 Noninterest-
 bearing
 deposits........
 Other
 liabilities.....
 Shareholders'
 equity..........
 Total
 liabilities and
 shareholders'
 equity..........
Average interest
rate spread......
Net yield on
earning assets...   $100,395  $(13,184) $113,579   $115,462  $24,386  $91,076
                   ========== ========= ========= ========== ======== ========
Taxable
equivalent
adjustment.......

----
(1) Yields related to securities, loans and leases wholly or partially exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5) Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.

  For 1998, net interest income on an FTE adjusted basis totaled $1.3 billion, compared with $1.2 billion in 1997 and $1.1 billion in 1996. The increase in net interest income during 1998 resulted from increased interest income from investment securities, up $31.1 million, and from loans, up $191.1 million. During the same period, higher volumes of funding sources, partially offset by lower interest rates, resulted in an increase of $126.8 million in total interest expense.

  The FTE-adjusted net interest margin is the primary measure used in evaluating the effectiveness of the management of earning assets and funding liabilities. The FTE adjusted net interest margin was 4.34% in 1998, 4.46% in 1997 and 4.39% in 1996. The 12 basis point decrease in margin during 1998 resulted from three factors. First, BB&T has had a very active common stock repurchase program in recent years. For acquisitions accounted for under the purchase method of accounting, it is BB&T's policy to reacquire the shares of its common stock issued to consummate those transactions, as allowed under generally accepted accounting standards. During 1998, BB&T acquired 10.2 million shares of common stock at a cost of $344.2 million, which reduced the FTE adjusted net interest margin by 6 basis points. Second, BB&T divested $232.3 million in loans and $505.8 million in deposits in conjunction with the 1997 merger with UCB. This transaction reduced BB&T's 1998 net interest margin by 3 basis points compared to 1997. Third, BB&T's thrift acquisitions during late 1997 and 1998 diluted BB&T's net interest margin by 2 basis points in 1998. Excluding the effects of all of these events, BB&T's net interest margin for 1998 would have decreased by only 1 basis point from 1997.

Provision for Loan and Lease Losses

  A provision for loan and lease losses is charged against earnings in order to maintain the allowance for loan and lease losses at a level that reflects management's evaluation of the risk inherent in the portfolios. The amount of the provision is based on continuing assessments of nonperforming and "watch list" loans, analytical reviews of loan loss experience in relation to outstanding loans, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. The provision for loan and lease losses recorded by BB&T in 1998 was $80.3 million, compared with $98.0 million in 1997 and $62.3 million in 1996.

  The decrease in the current year provision for loan and lease losses resulted from improved asset quality, as discussed in the "Asset Quality" section, and lower net charge-offs during the year. Net charge-offs were .28% of average loans and leases for 1998 compared to .40% during 1997. The allowance for loan and lease losses was 1.33% of loans and leases outstanding and was at 3.68 times total nonaccrual and restructured loans and leases at year-end 1998, compared to 1.32% and 2.76 times during 1997.

Noninterest Income

  Noninterest income includes service charges on deposit accounts, trust revenues, mortgage banking income, insurance commissions, gains and losses on securities transactions and other commissions and fees derived from bank-related activities.

  Noninterest income for 1998 totaled $528.0 million, compared with $458.0 million in 1997 and $341.3 million in 1996. During 1997, BB&T recorded a gain from the divestiture of branch offices related to the UCB merger totaling $47.5 million, which is included in the noninterest income totals reflected above. Excluding this gain, which was nonrecurring, noninterest income would have increased $117.2 million, or 28.5%, during 1998, which was the result of growth in all major categories of fee-generating activities.

  The percentage of total revenues (calculated as FTE-adjusted net interest income plus recurring noninterest income excluding securities gains or losses) derived from noninterest (fee-based) income for 1998 was 28.4%, up from 25.2% in 1997 and 23.6% during 1996.

  Service charges on deposit accounts represent the largest single category of noninterest income. Such revenues totaled $170.8 million in 1998, an increase of $20.5 million, or 13.7%, compared to 1997. Service charges during 1997 totaled $150.3 million, an increase of $16.4 million, or 12.2%, compared to 1996. The primary factor contributing to the significant growth in service charges on deposit accounts during 1998 and 1997 related to pricing changes implemented during the first quarter of both years. Deposit services are typically reviewed for potential repricing annually in an attempt to reflect current costs and competitive factors.

  Mortgage banking income (which includes servicing fees and gains and losses from the origination and sale of mortgage loans) totaled $78.6 million, an increase of $28.2 million, or 56.1%, compared to 1997. Mortgage banking income totaled $50.4 million in 1997, an increase of $10.2 million, or 25.3%, compared to $40.2 million realized in 1996. The primary components of the 1998 increase were servicing fees on loans sold, which increased $16.5 million, and net gains on sales of mortgage loans, which increased $26.9 million compared to 1997. These increases were partially offset by a $15.1 million increase in the valuation allowance for capitalized mortgage servicing rights recorded during 1998.

  Agency insurance commissions, which are composed of commissions generated through BB&T's extensive agency network, totaled $52.0 million during 1998, an increase of $11.9 million, or 29.6%, compared to 1997. Agency insurance commissions totaled $40.1 million in 1997, an increase of $12.6 million, or 45.8%, compared to the $27.5 million in 1996. According to a report in the July 20, 1998 issue of Business Insurer Magazine, BB&T's insurance agency network ranked as the 16th largest independent insurance agency in the nation. During 1998, BB&T acquired three insurance agencies. These acquisitions, accounted for as purchases, resulted in a significant portion of the increase in agency insurance commissions during the past year. Expansion into additional products and the continued development of new products during the year also generated higher revenues. The product line of the agency network has been expanded to include group health insurance, title insurance and surety bonds. BB&T intends to continue to expand its insurance agency operations through both acquisitions and internally generated growth.

  Other insurance commissions, which are principally composed of credit-related products offered through the banking network, totaled $12.4 million in 1998, $13.2 million in 1997 and $12.8 million in 1996.

  Revenue from corporate and personal trust services totaled $36.9 million in 1998. This was an increase of $4.9 million, or 15.4%, over income of $32.0 million in 1997, which was an increase of $3.2 million, or 11.0%, over 1996. Managed assets totaled $9.6 billion at the end of 1998. BB&T is the manager of the nation's largest government-sponsored 401(k) plan, which has assets in excess of $1.9 billion. BB&T also offers its own family of mutual funds and manages fourteen mutual funds with total assets of approximately $1.8 billion, which provide investment alternatives both for trust clients and for other customers. The broker / dealer subsidiaries are the principal marketing agents of BB&T's proprietary mutual funds.

  Other nondeposit fees and commissions, including bankcard fees, totaled $110.1 million for 1998, an increase of $23.1 million, or 26.6%, compared to 1997. During 1997, other nondeposit fees and commissions, including bankcard fees, totaled $87.0 million, an increase of $20.4 million, or 30.6%, from the 1996 total of $66.6 million. Major sources of nondeposit fees and commissions generating increases include merchant discounts and other bankcard income, up $6.4 million, or 28.2%, from the 1997 balance; investment brokerage commissions, which increased $5.6 million during 1998 to $25.5 million; and ATM and point of sale fees, which totaled $21.4 million and increased $4.1 million, or 23.6%, during the year. At December 31, 1998, BB&T had 770 ATMs, with 473 located in branches and the remaining 297 at non-branch locations. As part of BB&T's strategy to increase fee income, the number of ATMs at non-branch sites were significantly increased during 1998. BB&T also experienced significant growth in other nondeposit fees and commissions as a result of the 1997 acquisitions of Sheffield Financial, Craigie Incorporated and Phillips Factors, which were accounted for as purchases. These companies were owned by BB&T for all of 1998 and accounted for $3.6 million of the current year increase in revenue.

  Other noninterest income, excluding securities gains and losses, totaled $59.4 million in 1998, a decrease of $22.4 million compared to the $81.9 million recorded in 1997 because of a $47.5 million premium realized from the divestiture of 23 branch locations and the related loans and deposits, required by bank regulators as a condition for their approval of the UCB merger. Excluding this gain, other noninterest income would have increased $25.1 million, or 72.9%, in 1998, primarily because of the purchase acquisitions of Craigie and Phillips discussed above. During 1998, Craigie and Phillips provided $17.2 million in other noninterest income, compared to $3.9 million in 1997. BB&T also realized higher income from life insurance contracts owned by the bank, which increased $5.8 million, and net revenues from sales of checks to depositors, which increased $2.5 million. Other noninterest income in 1996 totaled $21.5 million.

  The ability to generate significant amounts of noninterest revenues in the future will be very important to the ultimate success of BB&T. Through its subsidiaries, BB&T will continue to focus on mortgage banking, trust, insurance, investment and brokerage activities, as well as growing other fee-related products and services. BB&T will continue to pursue acquisitions of additional insurance agencies and explore strategic acquisitions of other nonbank entities as a means of continuing to expand fee-based revenues. Also, among BB&T's principal strategic objectives following the acquisition of a financial institution is the cross-sell of noninterest-income generating products and services to the acquired institution's client base. BB&T will continue to focus on this strategy in the future.

The following table provides additional information on BB&T's noninterest income:

-------------------------------------------------------------------------------

                                   Table 13
                              Noninterest Income

                            Years Ended December 31,          % Change
                           -------------------------- -------------------------
                             1998     1997     1996   1998 v. 1997 1997 v. 1996
                           -------- -------- -------- ------------ ------------
                                          (Dollars in thousands)
Service charges on
 deposits................  $170,802 $150,256 $133,905     13.7%        12.2%
Mortgage banking income..    78,627   50,383   40,218     56.1         25.3
Trust income.............    36,866   31,957   28,794     15.4         11.0
Agency insurance
 commissions.............    52,018   40,148   27,541     29.6         45.8
Other insurance
 commissions.............    12,387   13,164   12,822     (5.9)         2.7
Securities gains, net....     7,752    3,213    3,210    141.3          --
Bankcard fees and
 merchant discounts......    29,247   22,805   18,511     28.2         23.2
Investment brokerage
 commissions.............    25,508   19,908   17,069     28.1         16.6
Other service fees and
 commissions.............    55,348   44,250   27,821     25.1         59.1
International income.....     4,563    3,685    3,206     23.8         14.9
Amortization of negative
 goodwill................     6,243    6,180    6,238      1.0          (.9)
Other noninterest
 income..................    48,641   72,028   21,924    (32.5)       228.5
                           -------- -------- --------    -----        -----
  Total noninterest
   income................  $528,002 $457,977 $341,259     15.3%        34.2%
                           ======== ======== ========    =====        =====

-------------------------------------------------------------------------------

Noninterest Expense

  Noninterest expense totaled $961.4 million during 1998, $968.4 million in 1997 and $827.4 million in 1996. Certain material nonrecurring items associated primarily with completing mergers and acquisitions affected noninterest expenses during 1998 and 1997. BB&T recorded $14.4 million in pretax noninterest expenses during 1998 primarily associated with the mergers of Life and Franklin. These costs were mainly composed of personnel-related expenses and other merger costs, including professional fees and operational charge-offs. In 1997, BB&T recorded $136.0 million of pretax noninterest expenses principally related to the completion of the UCB merger. During 1996, BB&T incurred a special, $38.2 million assessment levied by the FDIC on all financial institutions that had SAIF-insured deposits. Excluding the impact of the nonrecurring items from all three years, noninterest expense would have increased $114.7 million, or 13.8%, in 1998 compared to 1997 and $43.2 million, or 5.5%, in 1997 compared to 1996.

  The control of noninterest expenses is a management priority. The primary measure of noninterest expense management used by the financial services industry is the efficiency ratio (total noninterest expenses divided by the sum of FTE-adjusted net interest income plus noninterest income). For 1998, BB&T's efficiency ratio, excluding nonrecurring costs and other nonoperating items, was 51.6%, placing BB&T in the top 14% of the largest 50 banks in the country, based on information provided by SNL Securities. The 1998 ratio deteriorated slightly from the efficiency ratio for 1997, which was 51.2%. Both ratios were improved over the 1996 efficiency of 54.8%.

  Total personnel expense, the largest component of noninterest expense, totaled $485.2 million during 1998, an increase of $18.4 million, or 3.9%, compared to 1997. Personnel expense totaled $466.8 million in 1997 and $404.3 million in 1996. Total personnel expense includes salaries and wages, as well as pension and other employee benefits. Personnel expenses during 1998 reflect $5.9 million of nonrecurring costs associated with mergers. Similar expenses during 1997 totaled $39.1 million. These costs included severance pay, termination of employment contracts, early retirement packages and other related benefits. Excluding these nonrecurring charges, total personnel expense for 1998 would have increased $51.6 million, or 12.1%, compared to 1997. The increase in recurring personnel costs reflects higher costs for incentive-related compensation, purchase accounting transactions and normal annual adjustments.

  Net occupancy and equipment expense totaled $154.6 million in 1998. This represented a decrease of $8.1 million, or 5.0%, compared to the expense of $162.7 million incurred in 1997. Net occupancy and equipment expense totaled $127.7 million in 1996. The 1998 fluctuations include the impact of $1.1 million of nonrecurring charges relating to branch closings and the consolidation of bank operations and systems associated with mergers. During 1997, BB&T incurred $24.5 million in similar expenses associated principally with the UCB merger. Excluding nonrecurring items, net occupancy and equipment expense for 1998 totaled $153.5 million, an increase of $15.2 million, or 11.0%, compared to $138.2 million in 1997. Depreciation, maintenance and rent expenses associated with data processing equipment purchased in connection with implementing mergers and acquisitions, equipment related to new technology initiatives and computer-related hardware and software expenses associated with Year 2000 compliance efforts were the major components of the 1998 increase.

  Amortization expense associated with intangibles assets, primarily goodwill, and the amortization of mortgage servicing rights totaled $48.7 million in 1998, an increase of $24.2 million, or 98.9%, compared to 1997, which reflected an increase of $9.1 million, or 59.3%, compared to 1996. The significant current year increase reflects substantially higher levels of goodwill resulting from purchase accounting transactions completed during 1998 and 1997 and a $11.3 million increase in amortization of mortgage servicing rights. During 1998, BB&T acquired DCI, Stanley, Maryland Federal and four insurance agencies, which were accounted for as purchase transactions. These transactions resulted in a $185.1 million increase in goodwill at December 31, 1998, compared to the prior year and accounted for $4.0 million of the increase in amortization expense.

  All other noninterest expenses totaled $272.8 million, a decrease of $41.6 million from 1997 to 1998, primarily because of $72.2 million in nonrecurring costs associated with the UCB merger recorded in 1997. These expenses included losses on disposals of fixed assets, operational charge-offs, branch and departmental supplies, donations, legal fees, accounting fees, printing costs, regulatory filing fees and other professional services. Excluding the impact of these charges, as well as $7.3 million of charges related to the Life and Franklin mergers recorded in 1998, other noninterest expenses would have increased $23.3 million, or 9.6%. This increase was driven by higher advertising and marketing expenditures, higher professional fees and costs associated with the upgrade of BB&T's systems to make them Year 2000 compliant. All other noninterest expenses for 1997 reflected an increase of $34.5 million, or 12.3%, compared to 1996.

  The following table presents a breakdown of BB&T's noninterest expenses for the past three years:

                                   Table 14
                              Noninterest Expense

                            Years Ended December 31,          % Change
                           -------------------------- -------------------------
                             1998     1997     1996   1998 v. 1997 1997 v. 1996
                           -------- -------- -------- ------------ ------------
                                          (Dollars in thousands)
Salaries and wages.......  $397,187 $372,745 $327,222      6.6%        13.9%
Pension and other
 employee benefits.......    88,044   94,062   77,104     (6.4)        22.0
Net occupancy expense on
 bank premises...........    59,476   79,135   59,379    (24.8)        33.3
Furniture and equipment
 expense.................    95,122   83,540   68,335     13.9         22.3
Federal deposit insurance
 premiums................     4,316    5,138   49,999    (16.0)       (89.7)
Foreclosed property
 expense.................     2,037    3,279    2,531    (37.9)        29.6
Amortization of
 intangibles and mortgage
 servicing rights........    48,717   24,496   15,378     98.9         59.3
Software.................     9,945   14,219   11,074    (30.1)        28.4
Telephone................    20,292   18,483   16,154      9.8         14.4
Donations................     6,065    6,815    6,079    (11.0)        12.1
Advertising and public
 relations...............    25,751   26,540   24,345     (3.0)         9.0
Travel and
 transportation..........    10,176    8,729    7,404     16.6         17.9
Professional services....    47,358   46,705   26,567      1.4         75.8
Supplies.................    16,152   15,572   14,630      3.7          6.4
Loan and lease expense...    24,291   41,335   32,248    (41.2)        28.2
Deposit related expense..    14,721   16,820   14,299    (12.5)        17.6
Other noninterest
 expenses................    91,724  110,762   74,614    (17.2)        48.4
                           -------- -------- --------    -----        -----
  Total noninterest
   expense...............  $961,374 $968,375 $827,362     (0.7)%       17.0%
                           ======== ======== ========    =====        =====

-------------------------------------------------------------------------------

Year 2000 Project

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

  BB&T began planning its Year 2000 strategy in 1996. Management determined that it would be required to modify or replace significant portions of BB&T's information technology platform and other systems in order for them to be Year 2000 ready. Computer systems that have the ability to process dates before, during and after January 1, 2000 without malfunction are considered to be "Year 2000 ready." In early 1997, BB&T formed a Year 2000 Program Office, which operates as a joint effort between BB&T and outside service providers. The mission of the Program Office is to address Year 2000 issues affecting BB&T's various systems. The program office management committee meets regularly to review and document the progress of the Year 2000 project.

 Year 2000 Project

  BB&T's Year 2000 strategy is divided into five major phases: inventory, assessment, remediation, testing and clean management ("Year 2000 Project"). During the inventory and assessment phases, BB&T identified all specific systems that required modification or replacement and assessed the steps necessary to remediate the Year 2000 Issue. In the remediation phase, the systems requiring remediation were replaced, modified or retired, as appropriate. The testing phase includes internal and external testing with third parties to ensure that the remediated systems will accurately process dates and date data before, on and after January 1, 2000. Finally, the clean management phase includes placing the remediated systems back into production, and the implementation of processes and procedures to monitor continued Year 2000 readiness and to protect remediated systems from alterations that might affect Year 2000 readiness.

  In order to carry out the Year 2000 project, BB&T divided its internal and external systems into three major categories: core business systems, distributed business systems and non-information technology systems. The core business systems are those systems that run on BB&T's mainframe. The distributed systems are those systems that do not run on the mainframe. The non-information technology systems are those systems that have embedded microchips or microprocessors controlling the function of equipment; such as elevators, fire and security systems, etc. These three categories are further broken down into mission-critical and non-mission-critical systems. BB&T has prioritized its systems for remediation based on their overall importance to the operations of BB&T. Mission-critical systems are those systems that are critical to the operations of BB&T and / or vital to the business continuity of BB&T. While the Year 2000 Project will address all internal and external systems used by BB&T to conduct its business, the highest priority is given to mission-critical systems.

 State of Readiness

  BB&T's current state of readiness as of March 19, 1999, is as follows:

  Core business systems--mission-critical and non-mission critical: The inventory, assessment and remediation phases have been completed and the testing phase is substantially complete. BB&T has placed 97% of remediated core business systems back into production.

  Distributed business systems--mission-critical: The inventory, assessment and remediation phases have been completed and the testing phase is substantially complete. BB&T has placed 91% of remediated mission-critical distributed business systems back into production.

  Distributed business systems--non-mission-critical: The inventory and assessment phases are complete and the majority of the remediation phase is complete. Management anticipates that remediation and testing for these systems will be completed by June 30, 1999.

  Non-information technology systems--mission-critical: Embedded technology controls certain building security and operations, such as power management, elevators and security systems. All facilities, including buildings, equipment and other infrastructure using embedded technology are being evaluated. We expect that those facilities in which critical processes are performed will be confirmed as Year 2000 ready by June 30, 1999.

  As BB&T has completed testing for each of the above systems, the clean management phase has been implemented. Clean management will be an ongoing process that will continue into the Year 2000. Management anticipates that BB&T will be substantially complete with all phases of the Year 2000 project by June 30, 1999, in accordance with Federal guidelines.

  BB&T's Year 2000 readiness plans and status have been reviewed during compliance audits by various state and Federal regulators. These reviews have not resulted in any significant findings of deficiency by regulators, and BB&T has not failed to meet any important deadlines during the Year 2000 project.

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

 Third Party Assessments

  BB&T relies on numerous third parties and conducts formal communications on an ongoing basis with these third parties to determine the extent to which BB&T may be vulnerable to their failure to remediate their own Year 2000 issues. These third parties include providers of core and distributed systems-related products and services; external agents, which include government agencies and other agents requiring systems interfaces; infrastructure-related third parties, including utilities and telecommunications providers, landlords and miscellaneous suppliers; and capital markets partners, which includes any third parties requiring financial settlement. During the fourth quarter of 1998 and early in 1999, BB&T mailed in excess of 2,500 surveys to these third parties in order to assess the status of their Year 2000 readiness. These surveys included more than 200 third parties considered mission-critical to BB&T's operations. Information has been obtained from 76% of these mission-critical third parties. Risk assessments have been completed on the mission-critical third parties, and appropriate measures to minimize risk to the extent possible are being undertaken with those vendors that have been determined to represent high levels of risk to BB&T. Among those that have responded, management has determined that approximately 5% represent a high risk to BB&T. For these third parties, appropriate contingency plans have been developed and are constantly being monitored and revised accordingly. However, BB&T has no viable alternative for certain suppliers, such as utilities and telecommunications providers. Also, as with all financial institutions, BB&T places a high degree of reliance on the systems of other institutions, including governmental agencies, to settle transactions.

  BB&T also relies on clients to make preparations for the Year 2000 to protect their business operations from interruptions that could threaten their ability to honor their financial commitments. During 1998, BB&T developed and implemented revised underwriting policies to address Year 2000 issues for our large commercial clients and new commercial clients. Adherence to these policies is required for credits in excess of $1 million and encouraged for other significant clients. BB&T distributed approximately 3,000 questionnaires to clients in order to assess the state of their Year 2000 readiness. Lenders were required to follow up with their clients to ensure the accuracy of the responses to the questionnaires. Based on the results of these questionnaires, clients were assigned a Year 2000 "risk grade", which is considered in the calculation of the allowance for loan and lease losses. Among these lending relationships, BB&T rated approximately 3.4% of the commercial loan portfolio as representing a high risk to BB&T, and the remaining clients were determined to represent low risk to BB&T. For clients that were judged to represent significant risks to BB&T, the allowance for loan and lease losses has been evaluated for adequacy. These risk assessments are updated quarterly for larger clients and potential new clients.

  BB&T is also assessing potential Year 2000 risks associated with its fiduciary activities. When making investment decisions or recommendations, BB&T considers the Year 2000 issue in our analyses, and may take certain steps to investigate Year 2000 readiness in assessing assets held in trust.

  Despite these efforts, because of the general uncertainty inherent in the Year 2000 issue, there can be no assurance that the systems of other organizations upon which BB&T's operations rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with BB&T's systems, would not have a materially adverse effect on BB&T. In view of the uncertainties surrounding the impact of the Year 2000 issue, management considers BB&T's most reasonably likely worst case scenario to be the loss of basic infrastructure services, such as utilities and telecommunications.

 Contingency Business and Event Planning

  Management is enhancing BB&T's existing business resumption plans to address various Year 2000 scenarios in the event that efforts to remediate BB&T's systems are not fully successful or are not completed in accordance with current expectations. Each line of business has significant involvement in the preparation of

Year 2000 contingency plans designed to address specific business functions. The contingency plans include the use of third party service providers, alternative commercial vendors, alternative data security, redundant facilities and other contingency service suppliers. For mission-critical systems, these contingency plans have been completed. BB&T expects to complete its contingency planning for non-mission-critical systems by March 31, 1999. These plans will be amended as BB&T continues to obtain information relating to its own systems and the systems of its significant suppliers and large clients. BB&T will continually test and revise the contingency plans as the Year 2000 approaches.

 Costs

  The projected total incremental cost of the Year 2000 project is currently estimated at approximately $30 million and is being funded through operating cash flows. As of December 31, 1998, a cumulative total of approximately $19.4 million had been spent on the assessment of and efforts in connection with the Year 2000 project, of which $2.8 million represented internal personnel and other costs.

  Information about BB&T's Year 2000 Project, other than historical information, should be considered forward looking in nature and subject to various risks, uncertainties and assumptions. The costs of the project and the date on which BB&T plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the inability to control third party vendor and customer modification plans, the ability of BB&T to implement suitable contingency plans, Congressional legislation, regulatory action and similar uncertainties.

Provision for Income Taxes

  BB&T's provision for income taxes for 1998 increased $42.2 million, or 22.2%, compared to 1997 and totaled $231.9 million. The provision for income taxes totaled $189.7 million in 1997 and $168.5 million in 1996. Excluding the income tax effect related to the nonrecurring items discussed previously, BB&T's tax provision would have been $235.3 million in 1998, $218.3 million in 1997 and $182.3 million in 1996. Excluding the tax effect related to the nonrecurring items, BB&T's effective tax rates for the years ended December 31, 1998, 1997 and 1996 were 31.5%, 33.7% and 33.1%, respectively.

Market Risk Management

  The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, BB&T's primary market risk exposure is interest rate risk. A primary objective in interest rate risk management is the avoidance of wide fluctuations in net interest income through balancing the effect of changes in interest rates on interest-sensitive assets and interest-sensitive liabilities. Management uses balance sheet repositioning as an efficient and cost-effective means of managing interest rate risk. This is accomplished through the strategic pricing of asset and liability accounts. The expected result of this process is the development of appropriate maturity and repricing opportunities in those accounts to produce consistent earnings during changing interest rate environments. The Asset/Liability Management Committee ("ALCO") monitors loan, investment and liability portfolios to ensure comprehensive balance sheet management of interest rate risk.

  Asset/liability management activities are also designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricing opportunities and interest rate sensitivities of earning assets, deposits and borrowed funds. It is the responsibility of the ALCO to determine and achieve the most appropriate mix of earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital. The ALCO also sets policy guidelines and establishes long-term strategies with respect to interest rate exposure and liquidity. The ALCO meets regularly to review BB&T's interest rate and liquidity risk exposures in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity of fluctuations in interest rates is within acceptable standards.

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

  A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivatives contracts to which BB&T is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit exposure to which BB&T is exposed at any time is immaterial. Further, BB&T has netting agreements with the dealers with which it does business. Because of these netting agreements, BB&T had a minimal amount of off-balance sheet credit exposure at December 31, 1998.

  Derivatives contracts are written in amounts referred to as notional amounts. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating payments between the counterparties. On December 31, 1998, BB&T had interest rate swaps, caps and floors outstanding with notional amounts totaling $3.7 billion. The estimated fair value of open contracts used for risk management purposes at December 31, 1998, reflected pretax net unrealized gains of $38.5 million.

  BB&T uses these derivatives as synthetic instruments to hedge specified assets or groups of assets, liabilities or groups of liabilities, forward commitments and anticipated transactions. BB&T's derivatives are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and floating rate notes. These hedges contributed net interest income of $878,100 in 1998, compared with net interest income of $1.1 million in 1997 and net interest expense of $154,200 in 1996.

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

  SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments" requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. See Note Q, "Derivatives and Off-Balance Sheet Financial Instruments" for the required quantitative disclosures.

  BB&T's interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions at December 31, 1998, and is not necessarily reflective of positions throughout each year. The carrying amounts of interest-rate-sensitive assets and liabilities and the notional amounts of swaps and other derivative financial instruments are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are included in the table based on estimated rather than contractual maturity dates.

                                   Table 15

                    Interest Rate Sensitivity Gap Analysis
                               December 31, 1998

                                     Expected Repricing or Maturity Date
                          -------------------------------------------------------------
                          Within One     One to      Three to   After Five
                             Year      Three Years  Five Years    Years        Total
                          -----------  -----------  ----------  ----------  -----------
                                           (Dollars in thousands)
Assets
  Securities*...........  $ 1,893,946  $ 2,031,867  $2,840,321  $1,292,823  $ 8,058,957
  Federal funds sold and
   securities purchased
   under resale
   agreements or similar
   arrangements.........      103,210          --          --          --       103,210
  Loans and leases**....   14,387,903    4,635,728   2,667,032   2,004,113   23,694,776
  Other interest-earning
   assets...............        4,792          --          --          --         4,792
                          -----------  -----------  ----------  ----------  -----------
Total interest-earning
 assets.................   16,389,851    6,667,595   5,507,353   3,296,936   31,861,735
                          -----------  -----------  ----------  ----------  -----------
Liabilities
  Savings and interest
   checking***..........          --       917,501     305,834     305,831    1,529,166
  Money rate
   savings***...........    3,436,017    3,436,016         --          --     6,872,033
  Other time deposits...    7,902,860    2,475,587     250,464     131,172   10,760,083
  Foreign deposits......      638,676          --          --          --       638,676
  Federal funds
   purchased and
   securities sold under
   repurchase agreements
   or similar
   arrangements.........    2,307,084          --          --          --     2,307,084
  Long-term debt and
   other borrowings.....    2,861,458      759,632     445,253   1,732,608    5,798,951
                          -----------  -----------  ----------  ----------  -----------
Total interest-bearing
 liabilities............   17,146,095    7,588,736   1,001,551   2,169,611  $27,905,993
                          -----------  -----------  ----------  ----------  ===========
Asset-liability gap.....     (756,244)    (921,141)  4,505,802   1,127,325
                          -----------  -----------  ----------  ----------
Derivatives affecting
 interest rate
 sensitivity:
  Pay fixed interest
   rate swaps...........      169,946       (7,633)    (98,236)    (64,077)
  Receive fixed interest
   rate swaps...........     (740,000)     175,000     305,000     260,000
  Caps, floors and
   collars..............     (747,250)     500,000     247,250         --
                          -----------  -----------  ----------  ----------
                           (1,317,304)     667,367     454,014     195,923
                          -----------  -----------  ----------  ----------
Interest rate
 sensitivity gap........  $(2,073,548)   $(253,774) $4,959,816  $1,323,248
                          ===========  ===========  ==========  ==========
Cumulative interest rate
 sensitivity gap........  $(2,073,548) $(2,327,322) $2,632,494  $3,955,742
                          ===========  ===========  ==========  ==========

--------
*    Securities based on amortized cost.
** Loans and leases include loans held for sale and are net of unearned income.
*** Projected runoff of deposits that do not have a contractual maturity date was computed based upon decay rate assumptions developed by bank regulators to assist banks in addressing FDICIA rule 305.

-------------------------------------------------------------------------------

Liquidity, Inflation and Changing Interest Rates

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

  Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T's interest sensitivity by means of a computer model that incorporates current volumes and rates, scheduled maturities and projected payments, repricing opportunities and anticipated growth. The model projects earnings based on current and projected portfolio balances and rates. This level of detail is needed to correctly simulate the effect that changes in interest rates and portfolio balances will have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap.

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

  The following table represents the interest sensitivity position of BB&T as of December 31, 1998. This position can be modified by management within a short time period if necessary. Key assumptions in the preparation of the table include prepayment speeds on mortgage-related assets; cash flows and maturities of derivative financial instruments; changes in market condition, loan volumes and pricing; deposit sensitivity; customer preferences; and capital plans. This tabular data does not reflect the impact of a change in the credit quality of BB&T's assets and liabilities. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances, maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

-------------------------------------------------------------------------------

                                   Table 16
                   Interest Sensitivity Simulation Analysis

         Interest Rate
           Scenario
         -------------
                                                Annualized Hypothetical Percentage
            Linear           Prime Rate           Change in Net Interest Income
            ------           ----------         ----------------------------------
              3.00%            10.75%                         -2.29%
              1.50              9.25                           -.96
             (1.50)             6.25                           -.25
             (3.00)             4.75                           -.18

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

  Liquidity represents a bank's continuing ability to meet its funding needs, primarily deposit withdrawals, timely repayment of borrowings and other liabilities and funding of loan commitments. In addition to its level of liquid assets, many other factors affect a bank's ability to meet liquidity needs, including access to a variety of funding sources, capital position and general market conditions.

  Traditional sources of liquidity include proceeds from maturity of securities, repayment of loans and growth in core deposits. Federal funds purchased, repurchase agreements, FHLB advances and other short-term borrowed funds, as well as long-term debt instruments, supplement these traditional sources. Management believes liquidity obtainable from these sources is adequate to meet current requirements.

Capital Adequacy and Resources

  The maintenance of appropriate levels of capital is a management priority. BB&T's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base from which to support future growth and compliance with all regulatory standards.

  Shareholders' equity grew 13.1% in 1998 principally as a result of earnings retained after dividends, share issuances made in connection with merger and acquisition activity and shares issued under employee benefit and stock option plans. These increases were partially offset by the repurchase of 10.2 million shares of common stock at a total cost of $344.2 million that were subsequently reissued in conjunction with business combinations.

  Bank holding companies and their subsidiaries are subject to various capital requirements mandated and monitored by Federal banking agencies. Risk-based capital ratios measure the relationship of capital to a combination of balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by Federal Bank regulatory authorities.

  Tier 1 capital (common shareholders' equity excluding unrealized gains or losses on securities available for sale, net of taxes, and nonqualifying intangible assets) is required to be at least 4% of risk-weighted assets, and total capital (the sum of Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets. The Tier 1 capital ratio for BB&T at the end of 1998 was 10.0%, and the total capital ratio was 14.8%. At the end of 1997, those ratios were 10.3% and 13.9%, respectively.

  In addition to risk-based capital ratios, bank holding companies and their subsidiaries are subject to minimum leverage capital requirements. Management views the Tier 1 leverage ratio, calculated as Tier 1 capital as a percentage of quarterly average tangible assets, as the principal indicator of capital strength. The minimum regulatory required leverage ratio ranges from 3% to 5%, depending upon Federal bank regulatory agency evaluation of an organization's overall safety and soundness. BB&T's regulatory capital and ratios are set forth in the following table.

-------------------------------------------------------------------------------
                                   Table 17
                        Capital--Components and Ratios

                                                             December 31,
                                                         ----------------------
                                                            1998        1997
                                                         ----------  ----------
                                                              (Dollars in
                                                              thousands)
  Tier 1 capital........................................ $2,302,400  $2,153,212
  Tier 2 capital........................................  1,106,501     756,351
                                                         ----------  ----------
  Total regulatory capital.............................. $3,408,901  $2,909,563
                                                         ==========  ==========
  Risk-based capital ratios:
    Tier 1 capital......................................       10.0%       10.3%
    Total regulatory capital............................       14.8        13.9
  Tier 1 leverage ratio.................................        6.8         7.3

-------------------------------------------------------------------------------

Common Stock and Dividends

  BB&T's ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. BB&T's ability to generate liquid assets for distribution is primarily dependent on the ability of the banking subsidiaries to pay dividends to BB&T. Historically, BB&T's payment of cash dividends has been based on management's goals to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to shareholders. BB&T's common dividend payout ratio, computed by dividing dividends paid per common share by basic earnings per common share, was 37.7% in 1998. Excluding the impact of the nonrecurring charges discussed in "Analysis of Results of Operations," the dividend payout ratio would have been 37.1%. BB&T's annual cash dividend per common share was increased 13.8% during 1998 to $.66 per common share for the year. This increase marked the 26th consecutive year that BB&T's cash dividend has been increased. A discussion of dividend restrictions is included in Note N.--"Regulatory Requirements and Other Restrictions."

  BB&T's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BBT". BB&T's common stock was held by 57,087 shareholders of record at December 31, 1998. The accompanying table, "Quarterly Common Stock Summary," sets forth the quarterly high, low and last sales prices for the common stock based on the daily closing price and the dividends paid per share of common stock for each of the last eight quarters.

-------------------------------------------------------------------------------

                                   Table 18
                        Quarterly Common Stock Summary

                               1998                           1997
                  ------------------------------ ------------------------------
                      Sales Prices                   Sales Prices
                  -------------------- Dividends -------------------- Dividends
                   High   Low    Last    Paid     High   Low    Last    Paid
                  ------ ------ ------ --------- ------ ------ ------ ---------
Quarter Ended:
  March 31....... $33.84 $29.03 $33.84   $.155   $20.38 $17.63 $18.63   $.135
  June 30........  34.06  32.03  33.81    .155    23.56  17.88  22.50    .135
  September 30...  36.03  28.00  29.94    .175    27.56  22.66  26.72    .155
  December 31....  40.63  27.31  40.31    .175    32.50  25.97  32.03    .155
                                         -----                          -----
    Year.........  40.63  27.31  40.31     .66    32.50  17.63  32.03     .58
                                         =====                          =====

-------------------------------------------------------------------------------

Fourth Quarter Results

  Net income for the fourth quarter of 1998 was $136.5 million, compared to earnings of $89.4 million for the comparable period of 1997. On a per share basis, diluted net income was $.46 for the quarter compared to $.31 a year ago. Annualized returns on average assets and average equity were 1.59% and 19.60%, respectively, for the fourth quarter of 1998. The fourth quarter of 1997 included $25.4 million of after-tax nonrecurring charges primarily associated with the completion of mergers and acquisitions. If these items are excluded from 1997 results, net income for the fourth quarter of 1998 would have increased $21.6 million, or 18.8%, compared to the fourth quarter of 1997 and would have increased 17.9% on a diluted per share basis.

  Net interest income on an FTE basis amounted to $343.4 million for the fourth quarter of 1998, an increase of 11.0% compared to $309.4 million for the same period of 1997. Noninterest income totaled $139.0 million for the fourth quarter of 1998, up 24.9% from $111.3 million earned during the fourth quarter of 1997. BB&T's noninterest expense totaled $249.7 million, up 2.7% from the $243.2 million recorded in the fourth quarter of the prior year. Excluding the merger-related charges from the 1997 results as discussed above, noninterest expense for the fourth quarter of 1998 would have increased 17.1% over this time frame.

  The fourth quarter 1998 provision for loan and lease losses decreased compared to the prior year because of lower net charge-offs and overall improved levels of asset quality. The provision totaled $16.0 million for the fourth quarter of 1998 compared to $30.0 million for the fourth quarter of 1997.

  The accompanying table, "Quarterly Financial Summary--Unaudited," presents condensed information relating to eight quarters in the period ended December 31, 1998.

                                    Table 19
                     Quarterly Financial Summary--Unaudited

                                              1998                                            1997
                         ----------------------------------------------- ------------------------------------------------
                           Fourth       Third      Second       First      Fourth       Third      Second        First
                           Quarter     Quarter     Quarter     Quarter     Quarter     Quarter     Quarter      Quarter
                         ----------- ----------- ----------- ----------- ----------- ----------- -----------  -----------
                                                  (Dollars in thousands, except per share data)
Consolidated Summary of
 Operations:
 Net interest income
  FTE................... $   343,350 $   330,025 $   321,270 $   317,552 $   309,350 $   306,332 $   306,487  $   289,633
 FTE adjustment.........      17,689      16,174      15,692      15,238      15,359      14,290      13,135       10,493
 Provision for loan and
  lease losses..........      16,000      20,015      21,955      22,340      29,995      21,845      24,920       21,250
 Securities gains
  (losses), net.........       2,040       2,064       1,188       2,460       1,330       1,016        (933)       1,800
 Other noninterest
  income................     136,992     135,027     129,048     119,183     109,952     149,747      98,275       96,790
 Noninterest expense....     249,652     244,365     234,698     232,659     243,197     314,966     208,423      201,789
 Provision for income
  taxes.................      62,548      59,354      56,478      53,517      42,641      39,759      54,069       53,230
                         ----------- ----------- ----------- ----------- ----------- ----------- -----------  -----------
 Net income............. $   136,493 $   127,208 $   122,683 $   115,441 $    89,440 $    66,235 $   103,282  $   101,461
                         =========== =========== =========== =========== =========== =========== ===========  ===========
 Diluted earnings per
  share................. $       .46 $       .44 $       .42 $       .39 $       .31 $       .23 $       .35  $       .34
                         =========== =========== =========== =========== =========== =========== ===========  ===========
Selected Average
 Balances:
 Assets................. $34,150,825 $31,952,749 $32,068,458 $31,315,298 $29,939,928 $29,124,995 $28,773,928  $27,637,455
 Securities, at
  amortized cost........   8,273,621   7,461,704   7,725,496   7,665,281   7,389,149   7,383,652   7,336,677    6,993,068
 Loans and leases *.....  23,279,579  22,271,025  22,105,607  21,387,170  20,561,612  19,989,459  19,727,117   18,971,864
 Total earning assets...  31,719,233  29,882,312  30,032,124  29,260,696  28,082,946  27,435,657  27,148,775   26,059,316
 Deposits...............  22,537,780  21,317,738  21,336,517  20,950,830  20,453,770  20,400,279  20,647,455   20,109,492
 Short-term borrowed
  funds.................   3,766,831   3,488,026   4,029,351   3,683,668   3,313,540   3,031,576   2,803,201    2,471,697
 Long-term debt.........   4,521,380   4,167,594   3,700,977   3,701,186   3,358,158   3,068,112   2,675,310    2,433,006
 Total interest-bearing
  liabilities...........  27,705,249  26,039,884  26,198,417  25,601,297  24,370,675  23,820,621  23,481,806   22,487,763
 Shareholders' equity...   2,762,782   2,448,113   2,463,748   2,497,084   2,323,200   2,298,912   2,313,691    2,290,331

--------
*  Loans and leases are net of unearned income and include loans held for sale.

--------------------------------------------------------------------------------

                 SIX-YEAR FINANCIAL SUMMARY AND SELECTED RATIOS
                 (Dollars in thousands, except per share data)

                                          As of / For the Years Ended December 31,
                          -----------------------------------------------------------------------------   Compound
                              1998         1997         1996         1995         1994         1993      Growth Rate
                          ------------  -----------  -----------  -----------  -----------  -----------  -----------
Summary of Operations
 Interest income........  $  2,481,182  $ 2,265,488  $ 2,059,043  $ 1,979,646  $ 1,659,184  $ 1,492,719     10.7%
 Interest expense.......     1,233,778    1,106,963      998,849    1,005,286      719,158      626,985     14.5
                          ------------  -----------  -----------  -----------  -----------  -----------     ----
 Net interest income....     1,247,404    1,158,525    1,060,194      974,360      940,026      865,734      7.6
 Provision for loan and
  lease losses..........        80,310       98,010       62,273       42,559       25,526       61,625      5.4
                          ------------  -----------  -----------  -----------  -----------  -----------     ----
 Net interest income
  after provision for
  loan and lease
  losses................     1,167,094    1,060,515      997,921      931,801      914,500      804,109      7.7
 Noninterest income.....       528,002      457,977      341,259      256,740      270,989      268,470     14.5
 Noninterest expense....       961,374      968,375      827,362      828,174      750,201      810,018      3.5
                          ------------  -----------  -----------  -----------  -----------  -----------     ----
 Income before income
  taxes.................       733,722      550,117      511,818      360,367      435,288      262,561     22.8
 Provision for income
  taxes.................       231,897      189,699      168,506      120,568      151,066       97,162     19.0
                          ------------  -----------  -----------  -----------  -----------  -----------     ----
 Income before
  cumulative effect of
  changes in accounting
  principles............       501,825      360,418      343,312      239,799      284,222      165,399     24.9
   Less: cumulative
    effect of changes in
    accounting
    principles, net of
    income taxes........           --           --           --           --           --       (32,629)      NM
                          ------------  -----------  -----------  -----------  -----------  -----------     ----
 Net income.............  $    501,825  $   360,418  $   343,312  $   239,799  $   284,222  $   132,770     30.5
                          ============  ===========  ===========  ===========  ===========  ===========     ====
Per Common Share
 Average shares
  outstanding (000's):
   Basic................       287,428      287,481      287,535      287,925      283,875      272,931      1.0
   Diluted..............       293,571      292,470      293,757      300,156      296,329      286,605      0.5
 Basic earnings:
   Income before
    cumulative effect...  $       1.75  $      1.25  $      1.19  $      0.82  $      0.98  $      0.59     24.3
   Less: cumulative
    effect                         --           --           --           --           --         (0.12)      NM
                          ------------  -----------  -----------  -----------  -----------  -----------     ----
   Net income...........  $       1.75  $      1.25  $      1.19  $      0.82  $      0.98  $      0.47     30.0
                          ============  ===========  ===========  ===========  ===========  ===========     ====
 Diluted earnings:
   Income before
    cumulative effect...  $       1.71  $      1.23  $      1.17  $      0.80  $      0.96  $      0.58     24.3
   Less: cumulative
    effect                         --           --           --           --           --         (0.11)      NM
                          ------------  -----------  -----------  -----------  -----------  -----------     ----
   Net income...........  $       1.71  $      1.23  $      1.17  $      0.80  $      0.96  $      0.47     29.6
                          ============  ===========  ===========  ===========  ===========  ===========     ====
 Cash dividends paid....  $        .66  $       .58  $       .50  $       .43  $       .37  $       .32     15.6
 Shareholders' equity...          9.51         8.46         7.78         7.38         6.61         5.91     10.0
Average Balance Sheets
 Securities, at
  amortized cost........  $  7,782,316  $ 7,277,017  $ 6,848,895  $ 6,809,077  $ 6,476,343  $ 5,641,778      6.6
 Loans and leases *.....    22,266,058   19,817,354   17,961,260   17,106,917   15,405,158   13,842,651     10.0
 Other assets...........     2,330,079    1,781,715    1,659,001    1,657,713    1,692,127    1,659,958      7.0
                          ------------  -----------  -----------  -----------  -----------  -----------     ----
   Total assets.........  $ 32,378,453  $28,876,086  $26,469,156  $25,573,707  $23,573,628  $21,144,387      8.9
                          ============  ===========  ===========  ===========  ===========  ===========     ====
 Deposits...............  $ 21,539,467  $20,403,684  $19,594,913  $18,524,803  $18,086,694  $16,948,370      4.9
 Other liabilities......     4,270,158    3,279,113    2,680,914    3,670,664    2,782,404    1,766,415     19.3
 Long-term debt.........     4,025,428    2,886,686    2,027,683    1,303,992      870,697      733,047     40.6
 Common shareholders'
  equity................     2,543,400    2,306,603    2,150,487    2,001,903    1,759,690    1,622,412      9.4
 Preferred shareholders'
  equity................           --           --        15,159       72,345       74,143       74,143       NM
                          ------------  -----------  -----------  -----------  -----------  -----------     ----
   Total liabilities and
    shareholders'
    equity..............  $ 32,378,453  $28,876,086  $26,469,156  $25,573,707  $23,573,628  $21,144,387      8.9
                          ============  ===========  ===========  ===========  ===========  ===========     ====
Period End Balances
 Total assets...........  $ 34,427,227  $31,290,247  $27,625,225  $26,135,308  $24,758,727  $23,274,795      8.1
 Deposits...............    23,046,907   21,375,974   20,099,089   19,231,282   18,258,880   18,290,673      4.7
 Long-term debt.........     4,736,934    3,534,203    2,320,978    1,542,064    1,095,781    1,010,168     36.2
 Shareholders' equity...     2,758,548    2,439,110    2,254,398    2,212,438    1,972,144    1,753,129      9.5
Selected Performance
 Ratios
 Rate of return on:
   Average total
    assets..............          1.55%        1.25%        1.30%        0.94%        1.21%        0.63%
   Average common
    shareholders'
    equity..............         19.73        15.63        15.94        11.72        15.86         7.86
 Dividend payout........         37.71        46.40        42.02        52.44        37.76        68.02
 Average equity to
  average assets........          7.86         7.99         8.18         8.11         7.78         8.02

-------
*  Loans and leases are net of unearned income and include loans held for sale.
NM--Not meaningful.

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

  The financial statements have been audited by Arthur Andersen LLP, independent public accountants, who render an independent opinion on management's financial statements. Their appointment was recommended by the Audit Committee, approved by the Board of Directors and ratified by the shareholders. Their examination provides an objective assessment of the degree to which BB&T's management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include reviewing the internal control structure to determine the timing and scope of audit procedures and performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide a reasonable level of assurance that the financial statements are fairly presented in all material respects.

John A. Allison            Scott E. Reed                  Sherry A. Kellett
Chairman and               Chief Financial Officer        Controller
Chief Executive Officer

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BB&T Corporation:

  We have audited the accompanying consolidated balance sheets of BB&T Corporation (a North Carolina corporation), and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BB&T Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Charlotte, North Carolina,
January 29, 1999.

                       BB&T CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                 (Dollars in thousands, except per share data)

                                                         1998         1997
                                                      -----------  -----------
Assets
 Cash and due from banks............................. $   938,797  $   890,003
 Interest-bearing deposits with banks................       4,792       77,622
 Federal funds sold and securities purchased under
  resale agreements or similar arrangements..........     103,210      225,245
 Trading securities..................................      60,422       67,878
 Securities available for sale.......................   7,971,374    7,296,128
 Securities held to maturity (market value: $130,820
  at December 31, 1998 and $233,636 at December 31,
  1997)..............................................     127,470      230,257
 Loans held for sale.................................   1,029,697      509,141
 Loans and leases, net of unearned income............  22,665,079   20,724,729
  Allowance for loan and lease losses................    (314,387)    (279,596)
                                                      -----------  -----------
    Loans and leases, net............................  22,350,692   20,445,133
                                                      -----------  -----------
 Premises and equipment, net.........................     453,092      434,260
 Other assets........................................   1,387,681    1,114,580
                                                      -----------  -----------
    Total assets..................................... $34,427,227  $31,290,247
                                                      ===========  ===========
Liabilities and Shareholders' Equity
 Deposits:
  Noninterest-bearing deposits....................... $ 3,246,949  $ 2,973,151
  Savings and interest checking......................   1,529,166    1,741,215
  Money rate savings.................................   6,872,033    5,352,973
  Other time deposits................................  10,760,083    9,923,003
  Foreign deposits...................................     638,676    1,385,632
                                                      -----------  -----------
    Total deposits...................................  23,046,907   21,375,974
 Short-term borrowed funds...........................   3,369,101    3,493,199
 Long-term debt......................................   4,736,934    3,534,203
 Accounts payable and other liabilities..............     515,737      447,761
                                                      -----------  -----------
    Total liabilities................................  31,668,679   28,851,137
                                                      -----------  -----------
 Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares
   authorized, none issued and outstanding at
   December 31, 1998 and 1997........................         --           --
  Common stock, $5 par, 500,000,000 shares
   authorized, issued and outstanding, 290,210,766 at
   December 31, 1998 and 144,084,061 at December 31,
   1997..............................................   1,451,054      720,420
  Additional paid-in capital.........................     154,034      171,791
  Retained earnings..................................   1,091,875    1,498,493
  Loan to employee stock ownership plan and unvested
   restricted stock..................................         --          (962)
  Accumulated other nonshareholder changes in equity,
   net of deferred income taxes of $38,724 at
   December 31, 1998 and $31,881 at December 31,
   1997..............................................      61,585       49,368
                                                      -----------  -----------
    Total shareholders' equity.......................   2,758,548    2,439,110
                                                      -----------  -----------
    Total liabilities and shareholders' equity....... $34,427,227  $31,290,247
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 1998, 1997 and 1996

                                                 1998       1997       1996
                                              ---------- ---------- ----------
                                               (Dollars in thousands, except
                                                      per share data)
Interest Income
 Interest and fees on loans and leases....... $1,980,119 $1,791,663 $1,622,516
 Interest and dividends on securities........    490,892    468,741    429,275
 Interest on short-term investments..........     10,171      5,084      7,252
                                              ---------- ---------- ----------
  Total interest income......................  2,481,182  2,265,488  2,059,043
                                              ---------- ---------- ----------
Interest Expense
 Interest on deposits........................    809,076    784,554    756,749
 Interest on short-term borrowed funds.......    194,436    152,202    123,896
 Interest on long-term debt..................    230,266    170,207    118,204
                                              ---------- ---------- ----------
  Total interest expense.....................  1,233,778  1,106,963    998,849
                                              ---------- ---------- ----------
Net Interest Income..........................  1,247,404  1,158,525  1,060,194
 Provision for loan and lease losses.........     80,310     98,010     62,273
                                              ---------- ---------- ----------
Net Interest Income After Provision for Loan
 and Lease Losses............................  1,167,094  1,060,515    997,921
                                              ---------- ---------- ----------
Noninterest Income
 Service charges on deposits.................    170,802    150,256    133,905
 Mortgage banking income.....................     78,627     50,383     40,218
 Trust income................................     36,866     31,957     28,794
 Agency insurance commissions................     52,018     40,148     27,541
 Other insurance commissions.................     12,387     13,164     12,822
 Bankcard fees and merchant discounts........     29,247     22,805     18,511
 Other non deposit fees and commissions......     80,856     64,158     48,096
 Securities gains, net.......................      7,752      3,213      3,210
 Other income................................     59,447     81,893     28,162
                                              ---------- ---------- ----------
  Total noninterest income...................    528,002    457,977    341,259
                                              ---------- ---------- ----------
Noninterest Expense
 Personnel expense...........................    485,231    466,807    404,326
 Occupancy and equipment expense.............    154,598    162,675    127,714
 Federal deposit insurance expense...........      4,316      5,138     49,999
 Amortization of intangibles and mortgage
  servicing rights...........................     48,717     24,496     15,378
 Advertising and public relations expense....     25,751     26,540     24,345
 Professional services.......................     47,358     46,705     26,567
 Other expense...............................    195,403    236,014    179,033
                                              ---------- ---------- ----------
  Total noninterest expense..................    961,374    968,375    827,362
                                              ---------- ---------- ----------
Earnings
 Income before income taxes..................    733,722    550,117    511,818
 Provision for income taxes..................    231,897    189,699    168,506
                                              ---------- ---------- ----------
 Net Income..................................    501,825    360,418    343,312
 Preferred dividend requirements.............        --         --         610
                                              ---------- ---------- ----------
  Income applicable to common shares......... $  501,825 $  360,418 $  342,702
                                              ========== ========== ==========
Per Common Share
  Net income:
   Basic..................................... $     1.75 $     1.25 $     1.19
                                              ========== ========== ==========
   Diluted................................... $     1.71 $     1.23 $     1.17
                                              ========== ========== ==========
  Cash dividends paid........................ $      .66 $      .58 $      .50
                                              ========== ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Years Ended December 31, 1998, 1997 and 1996

                                                                                     Accumulated
                                                                                        Other
                           Shares of                         Additional  Retained   Nonshareholder     Total
                            Common     Preferred   Common     Paid-in    Earnings      Changes     Shareholders'
                             Stock       Stock     Stock      Capital   and Other*    in Equity       Equity
                          -----------  --------- ----------  ---------- ----------  -------------- -------------
                                                        (Dollars in thousands)
Balance, December 31,
1995....................  145,075,281   $3,669   $  725,377   $363,564  $1,083,796     $36,032      $2,212,438
Add (Deduct):
 Nonshareholder changes
 in equity:**
 Net income.............          --       --           --         --      343,312         --          343,312
  Unrealized holding
  losses arising during
  the period............          --       --           --         --          --      (19,319)        (19,319)
  Less: reclassification
  adjustment............          --       --           --         --          --       (3,210)         (3,210)
                          -----------   ------   ----------   --------  ----------     -------      ----------
 Net unrealized losses
 on securities..........          --       --           --         --          --      (22,529)        (22,529)
                          -----------   ------   ----------   --------  ----------     -------      ----------
 Total nonshareholder
 changes in equity......          --       --           --         --      343,312     (22,529)        320,783
                          -----------   ------   ----------   --------  ----------     -------      ----------
 Common stock issued....    2,859,596      --        14,297     58,155       1,386         --           73,838
 Redemption of common
 stock..................   (7,391,457)     --       (36,957)  (185,614)          2         --         (222,569)
 Preferred stock
 cancellations and
 conversions............    4,334,692   (3,669)      21,674    (18,005)        --          --              --
 Cash dividends
 declared:
 Common Stock...........          --       --           --         --     (131,981)        --         (131,981)
 Preferred stock........          --       --           --         --         (610)        --             (610)
 Other..................          --       --           --       1,526         973         --            2,499
                          -----------   ------   ----------   --------  ----------     -------      ----------
Balance, December 31,
1996....................  144,878,112      --       724,391    219,626   1,296,878      13,503       2,254,398
Add (Deduct):
 Nonshareholder changes
 in equity:**
 Net income.............          --       --           --         --      360,418         --          360,418
  Unrealized holding
  gains arising during
  the period............          --       --           --         --          --       39,078          39,078
  Less: reclassification
  adjustment............          --       --           --         --          --       (3,213)         (3,213)
                          -----------   ------   ----------   --------  ----------     -------      ----------
 Net unrealized gains on
 securities.............          --       --           --         --          --       35,865          35,865
                          -----------   ------   ----------   --------  ----------     -------      ----------
 Total nonshareholder
 changes in equity......          --       --           --         --      360,418      35,865         396,283
                          -----------   ------   ----------   --------  ----------     -------      ----------
 Common stock issued....    6,149,101      --        30,745    240,598       5,495         --          276,838
 Redemption of common
 stock..................   (6,943,152)     --       (34,716)  (286,508)        --          --         (321,224)
 Cash dividends declared
 on common stock........          --       --           --         --     (168,340)        --         (168,340)
 Other..................          --       --           --      (1,925)      3,080         --            1,155
                          -----------   ------   ----------   --------  ----------     -------      ----------
Balance, December 31,
1997....................  144,084,061      --       720,420    171,791   1,497,531      49,368       2,439,110
Add (Deduct):
 Nonshareholder changes
 in equity:**
 Net income.............          --       --           --         --      501,825         --          501,825
  Unrealized holding
  gains arising during
  the period............          --       --           --         --          --       19,969          19,969
  Less: reclassification
  adjustment............          --       --           --         --          --       (7,752)         (7,752)
                          -----------   ------   ----------   --------  ----------     -------      ----------
 Net unrealized gains on
 securities.............          --       --           --         --          --       12,217          12,217
                          -----------   ------   ----------   --------  ----------     -------      ----------
 Total nonshareholder
 changes in equity......          --       --           --         --      501,825      12,217         514,042
                          -----------   ------   ----------   --------  ----------     -------      ----------
 Common stock issued....   10,525,328      --        52,627    292,673         --          --          345,300
 Redemption of common
 stock..................   (6,716,080)     --       (33,580)  (310,430)        --          --         (344,010)
 2-for-1 stock split
 effective August 3,
 1998...................  142,317,457      --       711,587        --     (711,587)        --              --
 Cash dividends declared
 on common stock........          --       --           --         --     (196,856)        --         (196,856)
 Other..................          --       --           --         --          962         --              962
                          -----------   ------   ----------   --------  ----------     -------      ----------
Balance, December 31,
1998....................  290,210,766   $  --    $1,451,054   $154,034  $1,091,875     $61,585      $2,758,548
                          ===========   ======   ==========   ========  ==========     =======      ==========

-----
* Other includes unvested restricted stock and a loan to the employee stock ownership plan.
** Comprehensive income as defined by SFAS No. 130.

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                               1998         1997        1996
                                            -----------  ----------  ----------
Cash Flows From Operating Activities:
 Net income...............................  $   501,825  $  360,418  $  343,312
 Adjustments to reconcile net income to
  net cash provided
  by operating activities:
   Provision for loan and lease losses....       80,310      98,010      62,273
   Depreciation of premises and
    equipment.............................       64,092      59,030      46,398
   Amortization of intangibles and
    mortgage servicing rights.............       48,717      24,496      15,378
   Accretion of negative goodwill.........       (6,243)     (6,180)     (6,238)
   Amortization of unearned stock
    compensation..........................          962       8,111       2,450
   Discount accretion and premium
    amortization on securities, net.......       (1,447)      2,193       6,507
   Net decrease (increase) in trading
    account securities....................        7,456     (25,688)        --
   Loss (gain) on sales of securities,
    net...................................       (7,752)     (3,213)     (3,210)
   Loss (gain) on sales of loans and
    mortgage loan servicing rights, net...      (31,337)    (15,992)     (9,061)
   Loss (gain) on disposals of premises
    and equipment, net....................       (6,383)     30,660         331
   Proceeds from sales of loans held for
    sale..................................    4,277,900   1,562,944   1,349,010
   Purchases of loans held for sale.......   (1,745,442)   (734,727)   (429,523)
   Origination of loans held for sale, net
    of principal collected................   (3,021,677)   (996,943)   (880,376)
   Decrease (increase) in:
    Accrued interest receivable...........      (15,194)      2,650      18,875
    Other assets..........................      (64,049)   (192,136)   (110,068)
   Increase (decrease) in:
    Accrued interest payable..............       15,333       5,458       5,661
    Accounts payable and other
     liabilities..........................       76,664      96,881      (8,920)
   Other, net.............................          240       1,138       4,122
                                            -----------  ----------  ----------
    Net cash provided by operating
     activities...........................      173,975     277,110     406,921
                                            -----------  ----------  ----------
Cash Flows From Investing Activities:
 Proceeds from sales of securities
  available for sale......................    1,254,711   1,565,877     612,841
 Proceeds from maturities, calls and
  paydowns of securities available for
  sale....................................    2,034,413   1,550,682   2,732,459
 Purchases of securities available for
  sale....................................   (3,284,839) (3,445,535) (2,601,682)
 Proceeds from maturities, calls and
  paydowns of securities held to
  maturity................................       30,113      40,922     195,543
 Purchases of securities held to
  maturity................................      (16,115)    (33,681)   (320,133)
 Leases made to customers.................      (94,615)    (74,420)    (72,390)
 Principal collected on leases............       65,186      57,581      48,222
 Loan originations, net of principal
  collected...............................   (1,345,913) (1,215,324) (1,762,800)
 Purchases of loans.......................     (110,090)   (205,232)   (232,236)
 Net cash acquired in transactions
  accounted for under the purchase
  method..................................       75,067      95,205      (4,187)
 Purchases and originations of mortgage
  servicing rights........................      (74,086)    (39,093)    (26,356)
 Proceeds from disposals of premises and
  equipment...............................       22,815      14,512       8,769
 Purchases of premises and equipment......     (105,265)   (148,012)    (71,128)
 Proceeds from sales of foreclosed
  property................................       28,902      15,917      16,156
 Proceeds from sales of other real estate
  held for development or sale............       17,415       9,787       9,293
 Other, net...............................         (277)      5,699      (3,818)
                                            -----------  ----------  ----------
    Net cash used in investing
     activities...........................   (1,502,578) (1,805,115) (1,471,447)
                                            -----------  ----------  ----------
Cash Flows From Financing Activities:
 Net increase in deposits.................      857,605     381,395     801,018
 Net increase (decrease) in short-term
  borrowed funds..........................     (158,284)    464,883     (81,117)
 Proceeds from long-term debt.............    2,519,872   5,598,914   1,586,766
 Repayments of long-term debt.............   (1,533,132) (4,303,648)   (919,657)
 Net proceeds from common stock issued....       27,522      23,351      51,068
 Redemption of common stock...............     (344,010)   (321,224)   (225,569)
 Cash dividends paid on common and
  preferred stock.........................     (187,041)   (155,688)   (127,771)
                                            -----------  ----------  ----------
    Net cash provided by financing
     activities...........................    1,182,532   1,687,983   1,084,738
                                            -----------  ----------  ----------
Net (Decrease) Increase in Cash and Cash
 Equivalents..............................     (146,071)    159,978      20,212
Cash and Cash Equivalents at Beginning of
 Year.....................................    1,192,870   1,032,892   1,012,680
                                            -----------  ----------  ----------
Cash and Cash Equivalents at End of Year..  $ 1,046,799  $1,192,870  $1,032,892
                                            ===========  ==========  ==========
Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the year for:
   Interest...............................  $ 1,218,262  $1,056,508  $  967,804
   Income taxes...........................      130,169     140,681     166,532
 Noncash financing and investing
  activities:
   Transfer of securities from held to
    maturity to available for sale........       88,396         --       36,646
   Transfer of securities from available
    for sale to held to maturity..........          --          --          240
   Transfer of loans to foreclosed
    property..............................       21,845      17,136      25,119
   Transfer of fixed assets to other real
    estate owned..........................       10,351      13,761      10,466
   Restricted stock issued................          --           74          88
   Securitization of mortgage loans.......      465,341         --      817,268

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

  BB&T Corporation ("BB&T" or "Parent Company"), formerly Southern National Corporation, is a bank holding company organized under the laws of North Carolina and registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Branch Banking and Trust Company ("BB&T-NC"), Branch Banking and Trust Company of South Carolina ("BB&T-SC"), Branch Banking and Trust Company of Virginia ("BB&T-VA"), and Franklin National Bank of Washington, D.C. ("Franklin") (collectively, the "Banks"), Regional Acceptance Corporation ("Regional Acceptance") and Craigie Incorporated ("Craigie") comprise BB&T's direct principal subsidiaries.

  The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The following is a summary of the more significant policies.

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

  Certain amounts for prior years have been reclassified to conform to statement presentations for 1998. The reclassifications have no effect on either shareholders' equity or net income as previously reported.

 Nature of Operations

  BB&T is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations in North Carolina, South Carolina, Virginia, Maryland and the metropolitan Washington, D.C. area primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. BB&T's subsidiaries provide a full range of traditional commercial banking services and additional services including investment brokerage, investment banking, trust services, agency insurance, credit-related insurance and leasing.

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

  During 1996 and 1998, BB&T transferred securities with an amortized cost of $36.6 million and $88.4 million, respectively, from the held-to-maturity portfolio to the available-for-sale portfolio. These securities were previously classified as held-to-maturity by entities acquired under the pooling-of-interests method of accounting. BB&T transferred these amounts pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to conform the combined investment portfolios to BB&T's existing interest rate risk position.

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

 Loans and Leases

  Loans and leases that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances adjusted for any deferred fees or costs and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees, including commitment fees and certain direct costs associated with the lending process, are deferred and amortized to interest income over the contractual lives of the loans using methods which approximate level-yield, with adjustments for prepayments as they occur. If the loan commitment expires unexercised, the income is recognized upon expiration of the commitment. Discounts and premiums are amortized to interest income over the estimated life of the loans using methods that approximate level-yield.

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

  As of January 1, 1995, BB&T adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is impaired when, based on current information and events, it is probable that BB&T will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the estimated realizable value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. BB&T had previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995.

  BB&T's policy is to disclose all commercial loans greater than $250,000 that are on nonaccrual status as impaired loans. Substantially all other loans made by BB&T are excluded from the scope of SFAS No. 114 as they are large groups of smaller balance homogeneous loans (residential mortgage and consumer installment) that are collectively evaluated for impairment.

 Allowance for Loan and Lease Losses

  The provision for loan and lease losses is the estimated amount required to maintain the allowance for loan and lease losses at a level adequate to cover estimated inherent losses related to loans and leases currently outstanding. The primary factors considered in determining the allowance are the distribution of loans by risk class, the amount of the allowance specifically allocated to nonperforming loans and other problem loans, prior years' loan loss experience, economic conditions in BB&T's market areas and the growth of the credit portfolio. Management stratifies the loan portfolio based on the purpose of the loan. For commercial loans, specific reserves are assigned to "watch list" credits of $1 million or more. General reserves on commercial loans are determined based on the risk grades assigned to the credits. For all other loan types, general reserves are established based on a weighted average of actual historical loan loss experience for the loan type and based on the risk grades of the loans. An additional general reserve is established to address broader economic conditions in BB&T's market areas and possible unforeseen losses in the portfolio. While management uses the best information available in establishing the allowance for losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

 Nonperforming Assets

  Nonperforming assets include loans and leases on which interest is not being accrued and foreclosed property. Foreclosed property consists of real estate and other assets acquired through customers' loan defaults.

  Commercial and unsecured consumer loans and leases are generally placed on nonaccrual status when concern exists that principal or interest is not fully collectible, or when any portion of principal or interest becomes 90 days past due, whichever occurs first. Mortgage loans and most other consumer loans past due 90 days or more may remain on accrual status if management determines that concern over the collectibility of principal and interest is not significant. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance when concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectibility of principal or interest.

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

 Income Taxes

  BB&T and its subsidiaries file a consolidated Federal income tax return. Each subsidiary pays its calculated portion of Federal income taxes to BB&T to the extent that tax benefits are realized. Deferred income taxes have been provided where different accounting methods have been used in determining income for income tax purposes and for financial reporting purposes. Deferred tax assets and liabilities are recognized based on future tax consequences of the differences arising from their carrying values and respective tax bases. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with effects included in the income tax provision.

  Institutions acquired during the current fiscal year file separate Federal income tax returns for the periods prior to consummation of the acquisitions.

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

 Per Share Data

  Effective December 31, 1997, BB&T adopted the provisions of SFAS No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computation previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share," making them more comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS (which replaces the former fully diluted EPS) for all entities with complex capital structures. The EPS information reported herein reflects the implementation of SFAS No. 128. Prior periods have been restated to include the provisions of the statement.

  Basic net income per common share has been computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the years presented.

  Diluted net income per common share has been computed by dividing net income, as adjusted for the interest expense related to convertible debt in prior years, by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding. Other potentially dilutive securities include the number of shares issuable upon conversion of preferred stock. Restricted stock grants are considered as issued for purposes of calculating net income per share.

  Weighted average numbers of shares were as follows:

                                                1998        1997        1996
                                             ----------- ----------- -----------
   Basic.................................... 287,427,644 287,480,712 287,535,321
   Diluted.................................. 293,571,251 292,470,468 293,756,819

  On June 23, 1998, BB&T's Board of Directors approved a 2-for-1 stock split in the Corporation's common stock effected in the form of a 100% stock dividend paid August 3, 1998. All per share amounts presented herein and the weighted average shares reflected above have been restated as appropriate to retroactively reflect the stock split.

 Intangible Assets

  BB&T's intangible assets consist of the cost in excess of the fair value of net assets acquired in transactions accounted for as purchases (goodwill), premiums paid on acquisitions of deposits (core deposit intangibles) and other identifiable intangible assets. Such assets are included in other assets in the "Consolidated Balance Sheets." Intangible assets are being amortized on straight-line or accelerated bases over periods ranging from 5 to 25 years. At December 31, 1998, BB&T had $382.3 million recorded as goodwill and $7.4 million as core deposit base premiums and other intangibles, net of amortization. Negative goodwill is created when the fair value of the net assets purchased exceeds the purchase price. Such balances are included in other liabilities in the "Consolidated Balance Sheets" and are being amortized over periods ranging from 10 to 15 years. At December 31, 1998, BB&T had negative goodwill totaling $26.7 million, net of amortization.

 Mortgage Servicing Rights

  Amounts paid to acquire the right to service certain mortgage loans are capitalized and amortized over the estimated lives of the loans to which they relate. In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement was superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which BB&T adopted on January 1, 1997. SFAS No. 122, as superseded by SFAS No. 125, requires that mortgage banking enterprises recognize, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. The statement further requires mortgage banking enterprises to assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights. At December 31, 1998, BB&T had capitalized mortgage servicing rights totaling $101.3 million.

 Changes in Accounting Principles and Effects of New Accounting Pronouncements

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

  In February of 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure by continuing and amending existing standards. The statement was effective for financial statements for periods ending after December 15, 1997. Management determined that BB&T was and is in compliance with the disclosure requirements of SFAS No. 129, and, therefore, the implementation of the statement did not affect the capital structure disclosures made by BB&T.

  In June of 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income is the nonshareholder-related change in equity (net assets) of a company during a period from transactions and other events. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, including interim periods, and requires restatement of all prior periods presented. BB&T adopted the provisions of the statement effective January 1, 1998, including retroactive application to prior periods. The standard does not address issues of recognition or measurement of comprehensive income; therefore, the implementation of the statement did not have a material impact on BB&T's consolidated financial position or consolidated results of operations.

  In June of 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. BB&T adopted the provisions of the statement effective December 31, 1998. The standard does not address issues of recognition or measurement and, therefore, the implementation of the statement did not have an impact on the consolidated financial position or consolidated results of operations of BB&T. See Note S. in the "Notes to Consolidated Financial Statements" for disclosures related to the implementation of this statement.

  In March of 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises the disclosure requirements for pensions and other postretirement benefit plans. BB&T adopted the provisions of this statement effective December 31, 1998, including restatement of all prior periods presented. The statement does not address issues of recognition or measurement and, therefore, the implementation of the statement did not have an impact on BB&T's consolidated financial position or consolidated results of operations. See Note L. in the "Notes to Consolidated Financial Statements" for disclosures related to the implementation of this statement.

  During the first quarter of 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of computer software costs that meet certain criteria. BB&T adopted the provisions of this statement effective January 1, 1999. This implementation of the SOP did not have a material effect on BB&T's consolidated financial position or consolidated results of operations.

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

  During the second quarter of 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Accounting for Start-up Costs." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs requiring start-up costs to be expensed as incurred. BB&T adopted the provisions of the SOP effective January 1, 1999. The adoption of the statement did not have a material impact on BB&T's consolidated financial position or consolidated results of operations.

  During October, 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." BB&T adopted the provisions of the statement effective January 1, 1999. The implementation of the statement did not have a material impact on BB&T's consolidated financial position or consolidated results of operations.

 Supplemental Disclosures of Cash Flow Information

  As referenced in the "Consolidated Statements of Cash Flows," BB&T acquired assets and assumed liabilities in transactions accounted for under the purchase method of accounting. The fair values of these assets acquired and liabilities assumed, at acquisition, were as follows:

                                                1998        1997       1996
                                             ----------  ----------  ---------
                                                 (Dollars in thousands)
   Fair value of net assets acquired.......  $   98,468  $  129,719  $   4,994
   Purchase price..........................    (277,591)   (276,483)   (31,056)
                                             ----------  ----------  ---------
   Excess of purchase price over net assets
    acquired...............................  $ (179,123) $ (146,764) $ (26,062)
                                             ==========  ==========  =========

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

NOTE B. Acquisitions and Mergers

 Completed Mergers and Acquisitions

 Purchase Transactions

  On June 30, 1996, BB&T completed the purchase of certain fixed assets and expiration rights to outstanding insurance policies from the James R. Lingle Agency of Florence, South Carolina. In conjunction with the purchase, BB&T recorded expiration rights totaling $1.7 million, which are being amortized using the straight-line method over 15 years.

  On August 28, 1996, BB&T became a majority shareholder of AutoBase Information Systems, Inc., ("AutoBase") through the purchase of 51% of AutoBase's outstanding common stock. In conjunction with this investment, BB&T recorded $1.2 million in goodwill, which is being amortized using the straight-line method over 15 years.

  During November 1996, BB&T completed the acquisitions of three insurance agencies in South Carolina. On November 7, 1996, BB&T completed the acquisition of the William Goldsmith Agency Inc. of Greenville, South Carolina through the issuance of 70,207 shares of common stock (140,414 shares on a post-split basis). On November 13, 1996, BB&T completed the acquisition of the
C. Dan Joyner Insurance Agency based in Greenville, South Carolina through the issuance of 48,120 shares of common stock (96,240 shares on a post-split basis). Boyle-Vaughan Associates, Inc. based in Columbia, South Carolina, was acquired on November 22, 1996 through the issuance of 492,063 shares of common stock (984,126 shares on a post-split basis). In conjunction with the purchase of these agencies, BB&T recorded $17.9 million in goodwill, which is being amortized using the straight-line method over 15 years.

  On January 31, 1996, BB&T acquired Seaboard Bancorp, Inc. ("Seaboard Bancorp") of Virginia Beach, Virginia, in a transaction accounted for as a purchase. The acquisition was accomplished through the payment of $8.8 million in cash. In conjunction with the purchase, BB&T recorded $5.2 million in goodwill, which is being amortized using the straight-line method over 15 years.

  On March 1, 1997, BB&T completed its acquisition of Fidelity Financial Bankshares Corporation ("Fidelity") of Richmond, Virginia, in a transaction accounted for as a purchase. BB&T issued 1.6 million shares (3.2 million shares on a post-split basis) for all of the shares of Fidelity's common stock outstanding. In conjunction with the acquisition, BB&T recorded $37.9 million in goodwill, which is being amortized using the straight-line method over 15 years.

  On May 20, 1997, BB&T purchased Phillips Factors Corporation ("Phillips") and its subsidiaries, Phillips Financial Corporation and Phillips Acceptance Corporation, all of High Point, North Carolina. Phillips purchases and manages receivables in the temporary staffing industry nationwide. It also provides payroll processing services to that industry. Phillips also buys and manages account receivables primarily in the furniture, textiles and home furnishings-related industries. In conjunction with the acquisition, BB&T recorded $11.1 million of goodwill, which is being amortized using the straight-line method over 15 years.

  On July 31, 1997, BB&T completed its acquisition of Refloat, Inc. of Mount Airy, North Carolina, and its principal subsidiary, Sheffield Financial Corp. (collectively, "Refloat"), a financial company that specializes in loans to small commercial lawn care businesses across the country. The acquisition, which was completed through the issuance of 375,000 shares of common stock (750,000 shares on a post-split basis), was accounted for as a purchase. BB&T recorded $3.0 million of goodwill, which is being amortized using the straight-line method over 15 years in conjunction with this transaction.

  On October 1, 1997, BB&T completed its acquisition of Craigie Incorporated ("Craigie"), an investment banking firm located in Richmond, Virginia. Craigie specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Craigie also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. The acquisition, which was accounted for as a purchase, was accomplished through the issuance of approximately 463,000 shares of BB&T's common stock (926,000 shares on a post-split basis). In conjunction with the acquisition, BB&T recorded $6.8 million of goodwill, which is being amortized using the straight-line method over a period of 25 years.

  On December 1, 1997, BB&T completed its acquisition of Virginia First Financial Corporation of Petersburg, Virginia ("Virginia First"), a financial institution with $822.9 million in assets at the time of purchase. The merger, which was accounted for under the purchase method of accounting, was consummated through the issuance of 1.9 million shares of BB&T's common stock (3.8 million shares on a post-split basis) and the payment of $44.8 million. In conjunction with the acquisition, BB&T recorded $89.5 million in goodwill, which is being amortized using the straight-line method over a period of 15 years.

  On June 18, 1998, BB&T completed the acquisition of Dealers' Credit Inc. ("DCI"), of Menomonee Falls, Wisconsin. DCI specializes in extending credit to commercial, agricultural, municipal and consumer users for the purchase of lawn care equipment. In conjunction with the transaction, BB&T recorded $9.3 million of goodwill, which is being amortized using the straight-line method over 15 years.

  On June 30, 1998, BB&T completed its acquisition of W.E. Stanley & Company Inc., and its subsidiaries, (collectively, "Stanley"), located in Greensboro, North Carolina. Stanley, the largest actuarial, consulting and administration firm headquartered in the Carolinas, primarily manages retirement plans for companies and has more than 700 clients located mostly in the Carolinas, Virginia, Maryland and Tennessee. In conjunction with the acquisition, BB&T recorded $10.3 million of goodwill, which is being amortized using the straight-line method over 15 years.

  On September 30, 1998, BB&T completed its acquisition of Maryland Federal Bancorp, Inc. ("Maryland Federal") located in Hyattsville, Maryland. In conjunction with the merger, BB&T issued 8.7 million shares of BB&T common stock in exchange for all of the outstanding shares of Maryland Federal common stock. BB&T recorded $158.8 million of goodwill, which is being amortized using the straight-line method over a period of 15 years.

  The above-discussed acquisitions were accounted for under the purchase method of accounting, and, therefore, the financial information contained herein includes data relevant to the acquirees since the date of acquisition. The following unaudited presentation reflects key line items on a Pro Forma basis as if these purchase transactions had been acquired as of the beginning of the years presented:

                                                            For the Years Ended
                                                           ---------------------
                                                              1998       1997
                                                           ---------- ----------
                                                                (Dollars in
                                                                thousands,
                                                             except per share
                                                                   data)
   Total revenues......................................... $1,805,585 $1,715,784
                                                           ========== ==========
   Net income............................................. $  498,175 $  352,083
                                                           ========== ==========
   Basic EPS.............................................. $     1.73 $     1.22
                                                           ========== ==========
   Diluted EPS............................................ $     1.70 $     1.20
                                                           ========== ==========

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

 Pooling of Interests Transactions

  Effective January 25, 1996, BB&T consummated a merger with Seaboard Savings Bank, Inc. ("Seaboard"), headquartered in Plymouth, North Carolina. BB&T issued 475,158 shares of common stock (950,316 shares on a post-split basis) for all of the outstanding shares of Seaboard common stock. The transaction was accounted for as a pooling of interests.

  Effective March 29, 1996, BB&T consummated a merger with Triad Bank ("Triad") headquartered in Greensboro, North Carolina. BB&T issued 1.8 million shares of common stock (3.6 million shares on a post-split basis) for all of the outstanding shares of Triad common stock. The transaction was accounted for as a pooling of interests.

  On August 30, 1996, BB&T issued 42,135 shares of common stock (84,270 shares on a post-split basis) to complete the acquisition of Tomlinson Insurers, Inc., a general insurance agency in Fayetteville, North Carolina. The transaction was accounted for under the pooling-of-interests method of accounting.

  On September 1, 1996, BB&T completed a merger with Regional Acceptance Corporation of Greenville, N.C. ("Regional Acceptance") in a transaction accounted for as a pooling of interests. BB&T issued 5.85 million shares (11.7 million shares on a post-split basis) in exchange for all of the outstanding stock of Regional Acceptance.

  On July 1, 1997, BB&T completed its merger with United Carolina Bancshares Corporation ("UCB") of Whiteville, North Carolina, in a stock transaction accounted for as a pooling of interests. BB&T issued 27.7 million shares of common stock (55.4 million shares on a post-split basis) in exchange for all of the shares of UCB common stock outstanding.

  On March 1, 1998, BB&T completed its merger with Life Bancorp, Inc. ("Life") of Norfolk, Virginia. The transaction was accounted for as a pooling of interests. In conjunction with the merger, BB&T issued 5.8 million shares of common stock (11.6 million shares on a post-split basis) in exchange for all of the shares of Life common stock outstanding.

  On July 1, 1998, BB&T completed its merger with Franklin Bancorporation Inc. ("Franklin") of Washington, D.C. in a stock transaction accounted for under the pooling-of-interests method of accounting. In conjunction with the merger, BB&T issued 2.5 million shares of common stock (4.9 million shares on a post-split basis) in exchange for all of the shares of Franklin common stock outstanding.

 Pending Acquisitions

  On August 10, 1998, BB&T announced plans to merge with Scott & Stringfellow Financial, Inc. ("Scott & Stringfellow"), an investment banking firm based in Richmond, Virginia. The transaction will be accounted for as a purchase. Scott & Stringfellow shareholders will receive one share of BB&T common stock in exchange for each share of Scott & Stringfellow common stock held. The merger is expected to be completed in the first quarter of 1999.

  On August 26, 1998, BB&T announced plans to merge with MainStreet Financial Corporation ("MainStreet"), based in Martinsville, Virginia. The transaction will be accounted for as a pooling of interests. MainStreet shareholders will receive 1.18 shares of BB&T common stock in exchange for each share of MainStreet stock held. The merger was completed effective March 5, 1999.

  On January 27, 1999, BB&T announced plans to merge with First Citizens Corporation ("First Citizens"), of Newnan, Georgia. The transaction is expected to be accounted for as a pooling of interests. First Citizens' shareholders will receive 1.0789 shares of BB&T common stock in exchange for each share of First Citizens common stock held. The merger is expected to be completed in the third quarter of 1999.

  On January 28, 1999, BB&T announced plans to merge with Mason-Dixon Bancshares ("Mason-Dixon") of Westminster, Maryland. The transaction is expected to be accounted for as a pooling of interests. Mason-Dixon's shareholders will receive 1.30 shares of BB&T common stock in exchange for each share of Mason-Dixon common stock held. The merger is expected to be completed in the third quarter of 1999.

  On February 25, 1999, BB&T announced plans to purchase Matewan BancShares Inc. ("Matewan"), of Williamson, West Virginia. The transaction is expected to be accounted for as a purchase. Matewan's shareholders will receive .9333 shares of BB&T stock (based on the February 23, 1999, BB&T closing price) in exchange for each share of Matewan common stock held. The merger is expected to be completed in the third quarter of 1999.

NOTE C. Securities

  The amortized costs and approximate fair values of securities held to maturity and available for sale were as follows:

                                    December 31, 1998                     December 31, 1997
                          -------------------------------------- ------------------------------------
                                                                                Gross
                                     Gross Unrealized                         Unrealized
                                     ----------------                       --------------
                                                      Estimated                            Estimated
                          Amortized                      Fair    Amortized                    Fair
                             Cost     Gains   Losses    Value       Cost     Gains  Losses   Value
                          ---------- -------- ------- ---------- ---------- ------- ------ ----------
                                                    (Dollars in thousands)
Securities held to
 maturity:
 U.S. Treasury,
  government and agency
  obligations...........  $   23,821 $      8 $     2 $   23,827 $   46,338 $   326 $   84 $   46,580
 Mortgage-backed
  securities............         --       --      --         --      33,550      71    982     32,639
 States and political
  subdivisions..........     103,649    3,348       4    106,993    150,369   4,120     72    154,417
                          ---------- -------- ------- ---------- ---------- ------- ------ ----------
 Total securities held
  to maturity...........     127,470    3,356       6    130,820    230,257   4,517  1,138    233,636
                          ---------- -------- ------- ---------- ---------- ------- ------ ----------
Securities available for
 sale:
 U.S. Treasury,
  government and agency
  obligations...........   3,530,506   55,212   2,441  3,583,277  4,397,252  33,408  5,573  4,425,087
 Mortgage-backed
  securities............   3,067,154   33,623   8,352  3,092,425  2,356,469  43,515  3,130  2,396,854
 Equity and other
  securities............   1,122,362   20,045     674  1,141,733    414,260  12,583      2    426,841
 States and political
  subdivisions..........     151,043    2,896     --     153,939     46,898     479     31     47,346
                          ---------- -------- ------- ---------- ---------- ------- ------ ----------
 Total securities
  available for sale....   7,871,065  111,776  11,467  7,971,374  7,214,879  89,985  8,736  7,296,128
                          ---------- -------- ------- ---------- ---------- ------- ------ ----------
 Total securities.......  $7,998,535 $115,132 $11,473 $8,102,194 $7,445,136 $94,502 $9,874 $7,529,764
                          ========== ======== ======= ========== ========== ======= ====== ==========


  Securities with a book value of approximately $4.4 billion and $3.8 billion at December 31, 1998 and 1997, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, Federal Reserve discount window borrowings and for other purposes as required by law.

  At December 31, 1998 and 1997, there was no concentration of investments in obligations of states and political subdivisions that were secured by or payable from the same taxing authority or revenue source and that exceeded ten percent of shareholders' equity. Trading securities totaling $60.4 million are excluded from the accompanying tables.

  Proceeds from sales of securities during 1998, 1997 and 1996 were $1.3 billion, $1.6 billion and $612.8 million, respectively. Gross gains of $7.9 million, $6.8 million and $5.5 million and gross losses of $167,000, $3.6 million and $2.3 million were realized on those sales in 1998, 1997 and 1996, respectively.

  The amortized cost and estimated fair value of the securities portfolio at December 31, 1998, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.

                                                  December 31, 1998
                                      -----------------------------------------
                                       Held to Maturity    Available for Sale
                                      ------------------- ---------------------
                                                Estimated            Estimated
                                      Amortized   Fair    Amortized     Fair
                                        Cost      Value      Cost      Value
                                      --------- --------- ---------- ----------
                                               (Dollars in thousands)
   Debt Securities:
     Due in one year or less........  $ 46,310  $ 46,472  $  730,593 $  735,401
     Due after one year through five
      years.........................    69,954    72,507   2,848,573  2,896,260
     Due after five years through
      ten years.....................     9,012     9,410     456,232    462,426
     Due after ten years............     2,194     2,431   2,939,116  2,980,736
                                      --------  --------  ---------- ----------
       Total debt securities........  $127,470  $130,820  $6,974,514 $7,074,823
                                      ========  ========  ========== ==========

NOTE D. Loans and Leases

Loans and leases were composed of the following:

                                                           December 31,
                                                     -------------------------
                                                         1998         1997
                                                     ------------ ------------
                                                      (Dollars in thousands)
   Loans:
     Commercial, financial and agricultural......... $  3,443,674 $  3,196,973
     Real estate--construction and land
      development...................................    2,223,439    2,165,430
     Real estate--mortgage..........................   13,301,235   12,050,763
     Consumer.......................................    2,786,572    2,756,554
                                                     ------------ ------------
       Loans held for investment....................   21,754,920   20,169,720
                                                     ------------ ------------
   Leases...........................................    1,620,326      788,462
                                                     ------------ ------------
         Total loans and leases.....................   23,375,246   20,958,182
           Less: unearned income....................      710,167      233,453
                                                     ------------ ------------
         Loans and leases, net of unearned income... $ 22,665,079 $ 20,724,729
                                                     ============ ============

  The net investment in direct financing leases was $981.9 million and $616.3 million at December 31, 1998 and 1997, respectively. BB&T had loans held for sale at December 31, 1998 and 1997 totaling $1.0 billion and $509.1 million, respectively.

  BB&T's only significant concentration of credit at December 31, 1998 occurred in loans secured by real estate, which totaled $16.6 billion. However, this amount was not concentrated in any specific market or geographic area other than the Banks' primary markets.

  The following table sets forth certain information regarding BB&T's impaired loans as defined under SFAS No. 114.

                                                            December 31,
                                                       -----------------------
                                                          1998        1997
                                                       ----------- -----------
                                                       (Dollars in thousands)
   Total recorded investment--impaired loans.......... $    23,897 $    32,470
                                                       ----------- -----------
   Total recorded investment with related valuation
    allowance.........................................      23,897      32,470
   Valuation allowance assigned to impaired loans.....       4,040       3,493
                                                       ----------- -----------
     Net carrying value--impaired loans............... $    19,857 $    28,977
                                                       =========== ===========
   Average balance of impaired loans.................. $    28,521 $    24,012
                                                       =========== ===========
   Cash basis interest income recognized on impaired
    loans............................................. $       --  $       211
                                                       =========== ===========

  The following table provides an analysis of loans made to directors, executive officers and their interests, which in the aggregate exceeded $60,000 at any time during 1998. All amounts shown represent loans made by BB&T's subsidiary banks in the ordinary course of business at the Banks' normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

                                                          (Dollars in thousands)
Balance, December 31, 1997...............................       $ 188,929
  Additions..............................................          41,270
  Reductions.............................................         (82,567)
                                                                ---------
Balance, December 31, 1998...............................       $ 147,632
                                                                =========

NOTE E. Allowance for Loan and Lease Losses

  An analysis of the allowance for loan and lease losses is presented in the following table:

                                                For the Years Ended December
                                                             31,
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
                                                   (Dollars in thousands)
Beginning Balance.............................. $ 279,596  $ 243,568  $ 226,933
  Provision for losses charged to expense......    80,310     98,010     62,273
  Allowances of purchased companies............    16,811     17,513      5,185
                                                ---------  ---------  ---------
                                                  376,717    359,091    294,391
                                                ---------  ---------  ---------
  Total charge-offs............................   (83,064)   (97,829)   (71,011)
  Recoveries...................................    20,734     18,334     20,188
                                                ---------  ---------  ---------
    Net charge-offs............................   (62,330)   (79,495)   (50,823)
                                                ---------  ---------  ---------
Ending Balance................................. $ 314,387  $ 279,596  $ 243,568
                                                =========  =========  =========

  At December 31, 1998, 1997 and 1996, loans not currently accruing interest totaled $85.0 million, $99.9 million and $65.6 million, respectively. Loans 90 days or more past due and still accruing interest totaled $50.0 million, $44.4 million and $41.9 million, at December 31, 1998, 1997 and 1996, respectively. The gross interest income that would have been earned during 1998 if the outstanding nonaccrual loans and leases had been current in accordance with the original terms and had been outstanding throughout the period (or since origination, if held for part of the period) was approximately $6.6 million. Foreclosed property was $28.0 million, $34.9 million and $29.1 million at December 31, 1998, 1997 and 1996, respectively.

NOTE F. Premises and Equipment

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
   Land and land improvements...............................  $ 78,635 $ 74,617
   Buildings and building improvements......................   318,601  313,800
   Furniture and equipment..................................   382,111  344,983
   Capitalized leases on premises and equipment.............     3,946    3,647
                                                              -------- --------
     Subtotal...............................................   783,293  737,047
   Less--accumulated depreciation and amortization..........   330,201  302,787
                                                              -------- --------
     Net premises and equipment.............................  $453,092 $434,260
                                                              ======== ========

  Depreciation expense, which is included in occupancy and equipment expense, was $64.1 million, $59.0 million and $46.4 million in 1998, 1997 and 1996, respectively.

  BB&T has noncancellable leases covering certain premises and equipment. Total rent expense applicable to operating leases was $29.1 million, $46.5 million and $29.9 million for 1998, 1997 and 1996, respectively. Future minimum lease payments for operating and capitalized leases for years subsequent to 1998 are as follows:

                                                                 Leases
                                                          ---------------------
                                                          Operating Capitalized
                                                          --------- -----------
                                                               (Dollars in
                                                               thousands)
   Years ended December 31:
     1999...............................................  $ 26,001    $  450
     2000...............................................    24,901       450
     2001...............................................    23,520       450
     2002...............................................    20,583       450
     2003...............................................    17,732       427
     2004 and years later...............................    87,623     4,116
                                                          --------    ------
   Total minimum lease payments.........................  $200,360     6,343
                                                          ========
   Less--amount representing interest...................               3,033
                                                                      ------
   Present value of net minimum payments on capitalized
    leases (Note I).....................................              $3,310
                                                                      ======

NOTE G. Loan Servicing

  The following is a summary of capitalized mortgage servicing rights, net of accumulated amortization and adjustments necessary to present the balances at the lower of cost or estimated fair value, which are included in the "Consolidated Balance Sheets:"

                                                                Capitalized
                                                                  Mortgage
                                                              Servicing Rights
                                                              -----------------
                                                                1998     1997
                                                              --------  -------
                                                                (Dollars in
                                                                 thousands)
   Balance, January 1,....................................... $ 68,780  $41,891
     Amount capitalized......................................   74,086   39,093
     Amortization expense....................................  (25,359)  (9,561)
     Change in valuation allowance...........................  (16,230)  (2,643)
                                                              --------  -------
   Balance, December 31,..................................... $101,277  $68,780
                                                              ========  =======

  Capitalized mortgage servicing rights are being amortized on a disaggregated loan basis using an accelerated method over the estimated life of the servicing income. The servicing rights portfolio is analyzed each quarter to identify possible impairment using a disaggregated discounted cash flow methodology that is stratified by predominant risk characteristics. These characteristics include stratification based on interest rates in intervals of 150 basis points, type of loan and maturity of loan. Following is an analysis of the aggregate changes in the valuation allowances for mortgage servicing rights in 1998 and 1997:

                                                           Valuation Allowance
                                                               for Mortgage
                                                             Servicing Rights
                                                          ----------------------
                                                          (Dollars in thousands)
   Balance, January 1, 1997..............................        $   715
     Additions...........................................          3,257
     Reductions..........................................           (614)
                                                                 -------
   Balance, December 31, 1997............................          3,358
                                                                 -------
     Additions...........................................         16,503
     Reductions..........................................           (273)
                                                                 -------
   Balance, December 31, 1998............................        $19,588
                                                                 =======

  Mortgage loans serviced for others are not included in the accompanying "Consolidated Balance Sheets." The unpaid principal balances of mortgage loans serviced for others were $10.1 billion and $8.2 billion at December 31, 1998 and 1997, respectively.

NOTE H. Short-Term Borrowed Funds

                                                             December 31,
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
                                                        (Dollars in thousands)
   Federal funds purchased............................. $   942,935 $   898,160
   Term Federal funds purchased........................      25,000         --
   Securities sold under agreements to repurchase......   1,339,149   1,434,221
   Master notes........................................     675,141     638,325
   U.S. Treasury tax and loan deposit notes payable....     177,306     105,851
   Short-term Federal Home Loan Bank advances..........      87,049     197,124
   Short-term bank notes...............................      73,181     208,079
   Other short-term borrowed funds.....................      49,340      11,439
                                                        ----------- -----------
     Total short-term borrowed funds................... $ 3,369,101 $ 3,493,199
                                                        =========== ===========

  Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Term Federal funds purchased are identical to Federal funds; however, maturities vary and are greater than one day. Securities sold under agreements to repurchase are borrowings collateralized by securities of the U.S. Government or its agencies and have maturities ranging from one to ninety days. U.S. Treasury tax and loan deposit notes payable are payable upon demand to the U.S. Treasury. Master notes are unsecured, non-negotiable obligations of BB&T (variable rate commercial paper). Short-term Federal Home Loan Bank advances are typically unsecured and generally mature daily. Short-term bank notes are unsecured borrowings issued by the banking subsidiaries that generally mature in less than one year.

NOTE I. Long-Term Debt

                                                               December 31,
                                                           ---------------------
                                                              1998       1997
                                                           ---------- ----------
                                                                (Dollars in
                                                                thousands)
Capitalized leases, varying maturities to 2028 with rates
 from 8.11% to 12.65%. Balance represents the unamortized
 amounts due on leases of various facilities.............  $    3,310 $    3,291
Medium-term bank notes, unsecured, varying maturities to
 2001 with variable rates from 5.279% to 5.714%..........   1,369,890  1,024,833
Advances from Federal Home Loan Bank, varying maturities
 to 2018 with rates from 1.00% to 8.75%..................   2,491,538  1,997,186
Subordinated Notes, unsecured, dated May 21, 1996, June
 3, 1997 and June 30, 1998; maturing May 23, 2003, June
 15, 2007 and June 30, 2025; with interest rates of
 7.05%, 7.25% and 6.375%, respectively. /1/,/2......../..     858,303    495,589
CMO Bonds, secured by investments, dated 1985, callable
 July 1, 2001, with an interest rate of 11.25%...........      10,558      8,112
Other mortgage indebtedness..............................       3,335      5,192
                                                           ---------- ----------
  Total long-term debt...................................  $4,736,934 $3,534,203
                                                           ========== ==========

--------
  Excluding the capitalized leases set forth in Note F, future debt maturities total $4.7 billion and are $833.3 million, $866.0 million, $449.0 million, $264.2 million and $431.1 million for the next five years. The maturities for 2004 and later years are $1.9 billion.

/1 /Subordinated notes qualify under the risk-based capital guidelines as Tier
   2 supplementary capital.

/2 /Consists of three issuances of BB&T Corporation debt. During 1998, BB&T issued $350 million of debt, which is mandatorally puttable to BB&T on June 30, 2005, and contains a remarketing option that allows the debt to be reissued to the stated maturity date of June 30, 2025.

NOTE J. Shareholders' Equity

  The authorized capital stock of BB&T consists of 500,000,000 shares of common stock, $5 par value, and 5,000,000 shares of preferred stock, $5 par value. At December 31, 1998, 290,210,766 shares of common stock and no shares of preferred stock were issued and outstanding.

 Stock Option Plans

  At December 31, 1998, BB&T had the following stock-based compensation plans: the 1994 and 1995 Omnibus Stock Incentive Plans ("Omnibus Plans"), the Incentive Stock Option Plan ("ISOP"), the Non-Qualified Stock Option Plan ("NQSOP") and the Non-Employee Directors' Stock Option Plan ("Directors' Plan"), which are described below. BB&T accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method described by SFAS No. 123, BB&T's pro forma net income and pro forma earnings per share would have been as follows:

                                                        For the Years Ended
                                                            December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                       (Dollars in thousands,
                                                       except per share data)
Net income applicable to common shares:
  As reported....................................... $501,825 $360,418 $342,702
  Pro Forma.........................................  490,915  351,325  339,214
Basic EPS:
  As reported.......................................     1.75     1.25     1.19
  Pro Forma.........................................     1.71     1.22     1.18
Diluted EPS:
  As reported.......................................     1.71     1.23     1.17
  Pro Forma.........................................     1.67     1.20     1.16

  The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995; therefore, the weighted average fair value of options granted prior to that date has not been calculated. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 2.5% in 1998, 2.8% in 1997 and 2.5% in 1996; expected volatility of 23% in 1998, 21% in 1997 and 22% in 1996; risk free interest rates of 5.7%, 6.2% and 6.4% for 1998, 1997 and 1996, respectively; and expected lives of 6.1 years, 6.2 years and 6.7 years for 1998, 1997 and 1996, respectively.

  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  In April, 1994 and February, 1995, the shareholders approved the Omnibus Plans which cover the award of incentive stock options, non-qualified stock options, shares of restricted stock, performance shares and stock appreciation rights. In April 1996, the shareholders approved an amendment to the 1995 Omnibus Plan that increased the maximum number of shares issuable under the terms of the plan to 12,000,000 shares. The combined shares issuable under both Omnibus Plans, after giving effect to the August 3, 1998, 2-for-1 stock split, is 20,000,000. The Omnibus Plans are intended to allow BB&T to recruit and retain employees with ability and initiative and to associate the employees' interests with those of BB&T and its shareholders. At December 31, 1998, 7,119,150 qualified stock options at prices ranging from $4.29 to $33.485 and 3,471,811 non-qualified stock options at prices ranging from $.005 to $30.45 were outstanding. The stock options generally vest over 3 years and have a 10-year term.

  The ISOP and the NQSOP were established to retain key officers and key management employees and to offer them the incentive to use their best efforts on behalf of BB&T. The plans, which expire on December 19, 2000, further provide for up to 2,202,000 shares of common stock to be reserved for the granting of options, which have a four year vesting schedule and must be exercised within ten years from the date granted. Incentive stock options granted must have an exercise price equal to at least 100% of the fair market value of common stock on the date granted, and the non-qualified stock options must have an exercise price equal to at least 85% of the fair market value on the date granted. At December 31, 1998, options to purchase 153,788 shares of common stock at prices ranging from $4.75 to $8.375 were outstanding pursuant to the NQSOP. At December 31,1998, options to purchase 133,832 shares of common stock at an exercise price of $9.8885 were outstanding pursuant to the ISOP.

  The Directors' Plan is intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. The plan creates a deferred compensation system for participating non-employee directors. Each non-employee director may elect to defer 0%, 50% or 100% of the annual retainer fee for each calendar year and apply that percentage toward the grant of options to purchase BB&T common stock. Such elections are required to be in writing and are irrevocable for each calendar year. The exercise price at which shares of BB&T common stock may be purchased shall be equal to 75% of the market value of the common stock as of the date of grant. Options are vested in six months and may be exercised anytime thereafter until the expiration date, which is 10 years from the date of grant. The Directors' Plan provides for the reservation of up to 1,800,000 shares of BB&T common stock. At December 31, 1998, options to purchase 794,746 shares of common stock at prices ranging from $6.3578 to $28.8719 were outstanding pursuant to the Directors' Plan.

  BB&T also has options outstanding from companies acquired in prior years. These options, which have not been included in the plans described above, totaled 230,164 as of December 31, 1998, with option prices ranging from $1.3334 to $11.8535.

  A summary of the status of the Company's stock option plans at December 31, 1998, 1997 and 1996 and changes during the years then ended is presented below:

                                     1998                  1997                  1996
                             --------------------- --------------------- ---------------------
                                         Wtd. Avg.             Wtd. Avg.             Wtd. Avg.
                                         Exercise              Exercise              Exercise
                               Shares      Price     Shares      Price     Shares      Price
                             ----------  --------- ----------  --------- ----------  ---------
   Outstanding at beginning
    of year................  12,429,353   $11.24   12,842,059   $ 9.33   13,908,434    $8.91
     Granted...............   2,477,827    26.30    2,204,348    18.49      328,447    12.29
     Exercised.............  (2,886,585)    9.10   (2,480,928)    7.64   (1,285,180)    5.73
     Forfeited or Expired..    (117,104)   20.53     (136,126)   13.74     (109,642)    7.85
                             ----------   ------   ----------   ------   ----------    -----
   Outstanding at end of
    year...................  11,903,491   $14.80   12,429,353   $11.24   12,842,059    $9.33
                             ==========   ======   ==========   ======   ==========    =====
   Options exercisable at
    year-end...............   9,094,342   $10.60   10,186,861   $ 9.72   10,000,171    $8.55

  The weighted average fair value of options granted was $7.97, $4.83 and $3.78 per option at December 31, 1998, 1997 and 1996, respectively.

  The following table summarizes information about the options outstanding at December 31, 1998:

                                Options Outstanding        Options Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
                            Options    Remaining  Average    Options   Average
   Range of               Outstanding Contractual Exercise Exercisable Exercise
   Exercise Prices        at 12/31/98    Life      Price   at 12/31/98  Price
   ---------------        ----------- ----------- -------- ----------- --------
   $0.01.................        998      4.0 yrs  $ 0.01         998   $ 0.01
   $1.33 to $1.84........     13,678      5.1        1.33      13,678     1.33
   $2.46 to $3.52........     11,202      4.4        3.23      11,202     3.23
   $3.72 to $5.54........    217,366      3.0        4.68     217,366     4.68
   $5.86 to $8.75........  2,291,029      3.2        7.41   2,291,029     7.26
   $9.06 to $13.38.......  5,540,321      6.0       11.50   5,514,583    10.98
   $13.94 to $20.19......  1,952,367      8.1       19.11     913,434    15.90
   $20.36 to $29.11......    203,476      9.3       25.74     105,248    26.05
   $30.45 to $33.49......  1,673,054      9.2       31.01      26,804    31.44
                          ----------      ---      ------   ---------   ------
                          11,903,491      6.3 yrs  $14.80   9,094,342   $10.60
                          ==========      ===      ======   =========   ======

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

NOTE K. Income Taxes

  The provision for income taxes was composed of the following:

                                                     Years Ended December 31,
                                                    ---------------------------
                                                      1998     1997      1996
                                                    -------- --------  --------
                                                      (Dollars in thousands)
   Current expense:
     Federal....................................... $170,095 $194,049  $159,331
     State.........................................    9,925    9,830     5,413
                                                    -------- --------  --------
                                                     180,020  203,879   164,744
   Deferred expense (benefit)......................   51,877  (14,180)    3,762
                                                    -------- --------  --------
   Provision for income taxes...................... $231,897 $189,699  $168,506
                                                    ======== ========  ========

  The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
                                                    (Dollars in thousands)
   Federal income taxes at statutory rates of
    35%.......................................... $256,803  $192,541  $179,136
   Tax-exempt income from securities, loans and
    leases less related non-deductible interest
    expense......................................  (11,026)  (10,077)   (8,190)
   State income taxes, net of Federal tax
    benefit......................................    8,249     5,506     3,963
   Other, net....................................  (22,129)    1,729    (6,403)
                                                  --------  --------  --------
   Provision for income taxes.................... $231,897  $189,699  $168,506
                                                  ========  ========  ========
   Effective income tax rate.....................     31.6%     34.5%     32.9%
                                                  ========  ========  ========

  The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets (liabilities) in the "Consolidated Balance Sheets" were:

                                                          December 31,
                                                       --------------------
                                                         1998       1997
                                                       ---------  ---------
   Deferred tax assets:                                 (Dollars in thousands)
     Allowance for loan and lease losses.............. $ 118,402  $ 108,032
     Deferred compensation............................    29,895     28,033
     Postretirement benefits other than pensions......    18,256     16,850
     Expense accruals.................................     8,077     16,115
     Other............................................    24,047     28,842
                                                       ---------  ---------
       Total tax deferred assets......................   198,677    197,872
                                                       ---------  ---------
   Deferred tax liabilities:
     Depreciation.....................................   (16,521)   (27,139)
     Net unrealized appreciation on securities
      available for sale..............................   (38,724)   (31,881)
     Lease financing..................................   (75,933)   (19,193)
     Other............................................   (27,103)   (45,169)
                                                       ---------  ---------
       Total tax deferred liabilities.................  (158,281)  (123,382)
                                                       ---------  ---------
       Net deferred tax asset......................... $  40,396  $  74,490
                                                       =========  =========

  The deferred tax assets have been determined to be realizable, and, accordingly, a valuation allowance was not required. At December 31, 1998, there were no income tax credits or alternative minimum tax credit carryforwards.

  Securities transactions resulted in income tax expense of $3.0 million, $1.3 million and $1.3 million related to securities gains (losses) for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE L. Benefit Plans

  BB&T provides various employee benefit plans to existing employees and employees of acquired entities. Employees of acquired entities typically participate in existing BB&T plans upon consummation of the acquisitions. Credit is usually given to these employees for years of service at the acquired institution. The combination of actuarial information for the benefit plans of acquired entities is typically not meaningful because the benefits offered in those plans and assumptions used in the calculations related to those plans are superseded by the benefits offered in the BB&T plans and the assumptions used in the BB&T calculations. Accordingly, the actuarial information presented for retirement plans and postretirement benefits in the accompanying tables is that of BB&T as originally presented.

  The following table discloses expenses relating to employee benefit plans restated for transactions accounted for as poolings of interests.

                                                         1998    1997    1996
                                                        ------- ------- -------
                                                        (Dollars in thousands)
Defined benefit plans.................................. $ 9,121 $13,246 $12,494
Defined contribution and ESOP plans....................  15,060  27,537  13,295
                                                        ------- ------- -------
  Total expense related to benefit plans............... $24,181 $40,783 $25,789
                                                        ======= ======= =======

 Retirement Plans

  BB&T provides a retirement plan that covers substantially all employees. Benefits are based on years of service, age at retirement and the employee's compensation during the five highest consecutive years of earnings within the last ten years of employment. BB&T's contributions to the plan are in amounts between the minimum required for funding standard account purposes and the maximum deductible for Internal Revenue Service purposes.

  Supplemental retirement benefits are provided to certain key officers under supplemental executive retirement plans, which are not qualified under the Internal Revenue Code. Although technically unfunded plans, insurance policies on the lives of the covered employees partially fund future benefits.

  The tables below summarize data relative to the plans for the years as indicated:

Net Periodic Pension Cost                                 1998        1997        1996
-------------------------                              ----------  ----------  ----------
                                                            (Dollars in thousands)
Service cost.........................................  $   13,681  $   12,412  $   11,488
Interest cost........................................      19,022      17,971      16,253
Estimated return on plan assets......................     (21,873)    (17,987)    (24,260)
Net amortization and other...........................      (1,504)        790       8,833
                                                       ----------  ----------  ----------
  Net periodic pension cost..........................  $    9,326  $   13,186  $   12,314
                                                       ==========  ==========  ==========
                                                          Plans for which         Plans for which
                                                           assets exceed       accumulated benefits
                                                       accumulated benefits       exceed assets*
                                                       ----------------------  ----------------------
Change in Projected Benefit Obligation                    1998        1997        1998        1997
--------------------------------------                 ----------  ----------  ----------  ----------
                                                                 (Dollars in thousands)
Projected benefit obligation, January 1,.............  $  234,396  $  221,697  $   24,188  $   17,668
  Service cost.......................................      12,554      11,668       1,127         744
  Interest cost......................................      17,022      16,513       2,000       1,458
  Actuarial loss.....................................      26,047      11,607       6,190       3,877
  Benefits paid......................................     (10,098)     (9,593)       (685)       (515)
  Change in plan provisions..........................         --      (17,990)        --          --
  Other, net.........................................       4,829         494         --          956
                                                       ----------  ----------  ----------  ----------
Projected benefit obligation, December 31,...........  $  284,750  $  234,396  $   32,820  $   24,188
                                                       ==========  ==========  ==========  ==========

Change in Plan Assets                                     1998        1997        1998        1997
---------------------                                  ----------  ----------  ----------  ----------
                                                                 (Dollars in thousands)
Fair value of plan assets, January 1,................  $  273,922  $  221,394  $      --   $      --
  Actual return on plan assets.......................      35,276      42,875         --          --
  Employer contributions.............................       4,749      19,247         685         516
  Benefits paid......................................     (10,098)     (9,594)       (685)       (516)
  Other, net.........................................       5,757         --          --          --
                                                       ----------  ----------  ----------  ----------
Fair value of plan assets, December 31,..............  $  309,606  $  273,922  $      --   $      --
                                                       ==========  ==========  ==========  ==========

Net Amount Recognized                                     1998        1997        1998        1997
---------------------                                  ----------  ----------  ----------  ----------
                                                                 (Dollars in thousands)
Funded status........................................  $   24,856  $   39,527  $  (32,820) $  (24,188)
Unrecognized transition asset (liability)............      (5,436)     (6,523)        234         277
Unrecognized prior service cost......................     (20,824)    (23,201)      3,114       3,964
Unrecognized net loss................................      19,259       6,615      11,215       6,583
Other, net...........................................         --          --          --         (490)
                                                       ----------  ----------  ----------  ----------
Net amount recognized................................  $   17,855  $   16,418  $  (18,257) $  (13,854)
                                                       ==========  ==========  ==========  ==========

Reconciliation of Net Pension Asset (Liability)           1998        1997        1998        1997
-----------------------------------------------        ----------  ----------  ----------  ----------
                                                                 (Dollars in thousands)
Prepaid pension cost, January 1,.....................  $   16,418  $    6,065  $  (13,854) $  (10,037)
  Contributions......................................       4,749      19,247         685         516
  Net periodic pension cost..........................      (4,239)     (8,894)     (5,057)     (2,908)
  Other, net.........................................         927         --          (31)     (1,425)
                                                       ----------  ----------  ----------  ----------
Prepaid (accrued) pension cost, December 31,.........  $   17,855  $   16,418  $  (18,257) $  (13,854)
                                                       ==========  ==========  ==========  ==========

                                                           December 31,
                                                       ----------------------
Weighted Average Assumptions                              1998        1997
----------------------------                           ----------  ----------
Weighted average assumed discount rate...............        6.75%       7.25%
Weighted average expected long-term rate of return on
 plan assets.........................................        8.00        8.00
Assumed rate of annual compensation increases........        5.50        5.50

--------
* 1998 reflects the inclusion of a nonqualified plan not reflected in 1997 actuarial date. The added plan information is effective January 1, 1998.

  Plan assets consist primarily of investments in mutual funds consisting of equity investments, obligations of the U.S. Treasury and Federal agencies and corporations. Plan assets included $26.8 million, $20.3 million and $11.2 million of BB&T common stock at December 31, 1998, 1997 and 1996, respectively. The market value of total plan assets was $309.6 million and $273.9 million at December 31, 1998 and 1997, respectively.

 Postretirement Benefits

  BB&T revised its retiree health care plans in preparation for the implementation of SFAS No. 106, "Accounting for Postretirement Benefits Other Than Pensions." Effective January 1, 1996, the plans of BB&T and BB&T Financial Corporation were merged into a single plan. The new plan covers employees retiring after December 31, 1995 who are eligible for participation in the BB&T pension plan and have at least ten years of service. The plan requires retiree contributions, with a subsidy by BB&T based upon years of service of the employee at the time of retirement. The subsidy is periodically reviewed for adjustment. The plan provides flexible benefits to retirees or their dependents.

  The following tables set forth the components of the retiree benefit plan and the amount recognized in the consolidated financial statements at December 31, 1998, 1997 and 1996.

Net Periodic Postretirement Benefit Cost:           1998         1997       1996
-----------------------------------------        -----------  -----------  ------
                                                     (Dollars in thousands)
  Service cost.................................. $     1,550  $       733  $  834
  Interest cost.................................       3,422        2,586   2,667
  Amortization and other........................         519          (37)    344
                                                 -----------  -----------  ------
    Total expense............................... $     5,491  $     3,282  $3,845
                                                 ===========  ===========  ======

Change in Projected Benefit Obligation              1998         1997
--------------------------------------           -----------  -----------
                                                 (Dollars in thousands)
Projected benefit obligation, January 1,........ $    38,342  $    38,552
  Service cost..................................       1,550          733
  Interest cost.................................       3,422        2,586
  Plan participants' contributions..............         475          272
  Actuarial loss (gain).........................       4,958       (1,949)
  Benefits paid.................................      (1,859)      (1,852)
  Other, net....................................       6,742          --
                                                 -----------  -----------
Projected benefit obligation, December 31,...... $    53,630  $    38,342
                                                 ===========  ===========

Change in Plan Assets                               1998         1997
---------------------                            -----------  -----------
                                                 (Dollars in thousands)
Fair value of plan assets, January 1,........... $       --   $       --
  Actual return on plan assets..................         --           --
  Employer contributions........................       1,384        1,581
  Plan participants' contributions..............         475          272
  Benefits paid.................................      (1,859)      (1,853)
                                                 -----------  -----------
Fair value of plan assets, December 31,......... $       --   $       --
                                                 ===========  ===========

Net Amount Recognized                               1998         1997
---------------------                            -----------  -----------
                                                 (Dollars in thousands)
Funded status...................................    $(53,630)    $(38,342)
Unrecognized prior service cost.................       6,223          --
Unrecognized net loss (gain)....................         600       (4,358)
                                                 -----------  -----------
Net amount recognized...........................    $(46,807)    $(42,700)
                                                 ===========  ===========

Reconciliation of Net Pension Asset (Liability)          1998           1997
-----------------------------------------------       -----------    -----------
                                                      (Dollars in thousands)
Prepaid (accrued) pension cost, January 1,...........    $(42,700)      $(28,977)
  Contributions......................................       1,384          1,581
  Net periodic pension cost..........................      (5,491)        (3,282)
  Other, net.........................................         --         (12,022)
                                                      -----------    -----------
Prepaid (accrued) pension cost, December 31,.........    $(46,807)      $(42,700)
                                                      ===========    ===========

                                                           December 31,
                                                      --------------------------
Weighted Average Assumptions                             1998           1997
----------------------------                          -----------    -----------
Weighted average assumed discount rate...............        6.75%          7.25%
Medical trend rate-initial year......................        9.00          10.00
Medical trend rate-ultimate..........................        5.00           5.00
Select period........................................           4yrs           5yrs

                                                                          1%
                                                      1% Increase     Decrease
                                                      -----------    -----------
  Impact of a 1% change in assumed health care cost
   on:
    Service and interest costs.......................        2.36%         (1.81)%
    Accumulated postretirement benefit obligation....        2.29          (1.97)

 401-k Savings Plan

  Prior to 1996, BB&T had an Employee Stock Ownership Plan that allowed all employees to acquire BB&T common stock by contributing up to 15% of their salaries to the plan. BB&T matched 100% of each employee's contributions, up to a maximum of 6% of the employee's salary. BB&T Financial Corporation provided a Savings and Thrift Plan permitting eligible employees to make contributions up to 16% of base compensation, with matching contributions up to 4% of the employee's base compensation. Effective January 1, 1996, BB&T's Employee Stock Ownership Plan was merged into the former BB&T Financial Corporation Savings and Thrift Plan to form the BB&T Corporation 401-k Savings Plan. The new plan permits employees to contribute up to 16% of their compensation. BB&T matches up to 6% of the employee's compensation with a 100% matching contribution.

 Settlement Agreements

  In connection with recent significant mergers, three executive officers of merged institutions agreed to retire during 1995 and 1997. BB&T entered into settlement and noncompetition agreements with these executive officers to settle existing employment contracts and to require them not to compete with BB&T. One of the agreements provides for annual payments of $1,655,000 less the company-provided portion of certain benefits payable under existing benefit plans. The payments continue for the life of the executive and his current wife but in no event for a period of less than fifteen years. The executive has agreed not to compete in a defined geographic area for fifteen years and to serve as a consultant to BB&T for five years. A second agreement provides for annual payments of $312,000 for ten years or until death. The third settlement agreement provides for annual payments of $769,392 (to be adjusted annually in accordance with the Consumer Price Index) until the executive reaches the age of 65 in 2002, at which time the annual payments will be reduced to 70% of the amount paid during the final year pursuant the agreement, estimated to be approximately $623,000, less the company-provided portion of benefits payable under certain existing benefit plans. The reduced payments will continue for the life of the executive. If the executive's current wife survives him, payments will continue to her in the annual amount equal to 35% of the amount paid to the executive during the final year pursuant to the agreement. The executive officer has agreed not to compete in a defined geographic area for ten years.

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

                                                              Contract or
                                                          Notional Amount at
                                                             December 31,
                                                         ---------------------
                                                            1998       1997
                                                         ---------- ----------
                                                              (Dollars in
                                                              thousands)
   Financial instruments whose contract amounts
    represent credit risk:
     Commitments to extend, originate or purchase
      credit............................................ $9,837,164 $7,922,157
     Standby letters of credit and financial guarantees
      written...........................................    356,193    288,200
     Commercial letters of credit.......................     36,201     35,915
   Financial instruments whose notional or contract
    amounts exceed the amount of credit risk:
     Commitments to sell loans and securities........... $1,076,502 $  555,722
     Foreign exchange contracts.........................    136,628    145,855

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

NOTE N. Regulatory Requirements and Other Restrictions

  BB&T's subsidiary banks are required by the Board of Governors of the Federal Reserve System to maintain reserve balances based on certain percentages of deposit types subject to various adjustments. At December 31, 1998, the net reserve requirement amounted to $203.5 million.

  Subject to restrictions imposed by state laws and federal regulations, the Boards of Directors of the subsidiary banks could have declared dividends from their retained earnings up to $1.4 billion at December 31, 1998. The subsidiary banks are prohibited from paying dividends from their capital stock and additional paid-in capital accounts and are required by regulatory authorities to maintain minimum capital levels. BB&T was in compliance with these requirements at December 31, 1998.

  BB&T is subject to various regulatory capital requirements mandated and monitored by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on BB&T's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of BB&T's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. BB&T's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets.

                              December 31, 1998             December 31, 1997
                         ----------------------------- -----------------------------
                                           For Minimum                   For Minimum
                              Actual         Capital        Actual         Capital
                         -----------------  Adequacy   -----------------  Adequacy
                         Ratio    Amount    Purposes   Ratio    Amount    Purposes
                         -----  ---------- ----------- -----  ---------- -----------
                                          (Dollars in thousands)
Tier 1 Capital
  BB&T.................. 10.0%  $2,302,400 $  924,271  10.3%  $2,153,246 $  835,300
  BB&T--NC.............. 10.9    1,834,215    673,725  11.0    1,672,558    606,912
  BB&T--SC.............. 12.7      421,891    133,225  12.2      368,256    121,094
  BB&T--VA.............. 15.3      332,579     87,128  14.6      300,179     81,986
  Franklin National
   Bank.................  8.5       38,810     18,222   9.8       34,513     14,102
Total Capital
  BB&T.................. 14.8%  $3,408,901 $1,848,542  13.9%  $2,909,598 $1,670,601
  BB&T--NC.............. 12.2    2,053,215  1,347,450  12.3    1,862,258  1,213,824
  BB&T--SC.............. 13.9      463,895    266,451  13.4      406,120    242,188
  BB&T--VA.............. 16.5      359,957    174,256  15.6      319,334    163,971
  Franklin National
   Bank.................  9.7       43,992     36,444  11.0       38,705     28,204
Tier 1 Leverage Capital
  BB&T..................  6.8%  $2,302,400 $1,010,330   7.2%  $2,153,246 $  900,236
  BB&T--NC..............  7.2    1,834,215    762,111   7.6    1,672,558    656,147
  BB&T--SC..............  9.3      421,891    135,789   8.5      368,256    129,748
  BB&T--VA.............. 10.0      332,579     99,972   8.6      300,179    104,192
  Franklin National
   Bank.................  5.3       38,810     21,908   7.1       34,513     19,589

  N/A--not applicable.

NOTE O. Parent Company Financial Statements

                            Condensed Balance Sheets

                           December 31, 1998 and 1997

                                                           1998        1997
                                                        ----------- -----------
Assets                                                   (Dollars in thousands)
Cash and due from banks................................ $     6,951 $     5,853
Interest-bearing bank balances.........................     602,094     605,319
Securities.............................................      13,992      13,824
Investment in banking subsidiaries.....................   3,056,104   2,631,737
Investment in other subsidiaries.......................     170,855     109,850
Advances to subsidiaries...............................     331,000     185,504
Premises and equipment, net............................       5,366       5,537
Receivables from subsidiaries and other assets.........     180,814      81,768
                                                        ----------- -----------
  Total assets......................................... $ 4,367,176 $ 3,639,392
                                                        =========== ===========
Liabilities and Shareholders' Equity
Short-term borrowed funds.............................. $   675,141 $   638,325
Dividends payable......................................      50,804      42,173
Accounts payable and accrued liabilities...............      24,130      23,529
Long-term debt.........................................     858,553     496,255
                                                        ----------- -----------
  Total liabilities....................................   1,608,628   1,200,282
                                                        ----------- -----------
  Total shareholders' equity ..........................   2,758,548   2,439,110
                                                        ----------- -----------
  Total liabilities and shareholders' equity .......... $ 4,367,176 $ 3,639,392
                                                        =========== ===========

                          Condensed Income Statements

              For the Years Ended December 31, 1998, 1997 and 1996

                                                  1998      1997       1996
                                                --------  ---------  ---------
Income                                             (Dollars in thousands)
  Dividends from subsidiaries.................. $389,684  $ 248,294  $ 142,854
  Interest and other income from subsidiaries..   77,074     61,649     36,627
  Interest on investment securities............    1,162      1,739      2,936
  Other income.................................    2,196        722      7,835
                                                --------  ---------  ---------
    Total income...............................  470,116    312,404    190,252
                                                --------  ---------  ---------
Expenses
  Interest expense.............................   71,440     53,161     33,845
  Occupancy expense............................      171        249        171
  Other expenses...............................   11,403     14,537     11,704
                                                --------  ---------  ---------
    Total expenses.............................   83,014     67,947     45,720
                                                --------  ---------  ---------
Income before income tax benefit and equity in
 undistributed earnings of subsidiaries........  387,102    244,457    144,532
Income tax (benefit) expense...................     (784)       (52)       597
                                                --------  ---------  ---------
Income before equity in undistributed earnings
 of subsidiaries...............................  387,886    244,509    143,935
Net income of subsidiaries in excess of
 dividends from subsidiaries...................  113,939    115,909    199,377
                                                --------  ---------  ---------
Net income..................................... $501,825  $ 360,418  $ 343,312
                                                ========  =========  =========

                       Condensed Statements of Cash Flows

              For the Years Ended December 31, 1998, 1997 and 1996

                                                    1998      1997      1996
                                                  --------  --------  --------
                                                    (Dollars in thousands)
Cash Flows From Operating Activities:
Net income....................................... $501,825  $360,418  $343,312
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Net income of subsidiaries less than (in excess
   of) dividends from subsidiaries............... (113,939) (115,909) (199,377)
  Depreciation of premises and equipment.........      171       272       214
  Amortization of unearned compensation..........      962     8,111     2,450
  Discount accretion and premium amortization....      --        396       192
  Loss (gain) on sales of securities.............      (37)      --         (9)
  (Increase) decrease in other assets............  (99,136)  (23,258)  125,920
  Increase (decrease) in accounts payable and
   accrued liabilities...........................      601    (2,008)    2,333
                                                  --------  --------  --------
    Net cash provided by operating activities....  290,447   228,022   275,035
                                                  --------  --------  --------
Cash Flows From Investing Activities:
  Proceeds from sales of securities available for
   sale..........................................       68       --         14
  Proceeds from maturities, calls and paydowns of
   securities available for sale.................       --    35,482    49,347
  Purchases of securities available for sale.....     (237)   (8,717)  (52,324)
  Investment in subsidiaries.....................  (36,545)     (733)  (68,625)
  Advances to subsidiaries....................... (676,032) (430,897) (306,857)
  Repayment of advances to subsidiaries..........  530,536   369,375   182,875
  Net cash received in purchase accounting
   transactions..................................   (6,051)  (45,852)      --
                                                  --------  --------  --------
    Net cash (used in) provided by investing
     activities.................................. (188,261)  (81,342) (195,570)
                                                  --------  --------  --------
Cash Flows From Financing Activities:
  Net increase (decrease) in long-term debt......  362,400   246,873   247,629
  Net increase in short-term borrowed funds......   36,816    72,100   169,952
  Net proceeds from common stock issued..........   27,522    23,351    51,068
  Redemption of common stock..................... (344,010) (321,224) (225,569)
  Cash dividends paid on common and preferred
   stock......................................... (187,041) (155,688) (127,771)
                                                  --------  --------  --------
    Net cash (used in) provided by financing
     activities.................................. (104,313) (134,588)  115,309
                                                  --------  --------  --------
Net (Decrease) Increase in Cash and Cash
 Equivalents.....................................   (2,127)   12,092   194,774
Cash and Cash Equivalents at Beginning of Year...  611,172   599,080   404,306
                                                  --------  --------  --------
Cash and Cash Equivalents at End of Year......... $609,045  $611,172  $599,080
                                                  ========  ========  ========

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

  The following methods and assumptions were used by BB&T in estimating the fair value of its financial instruments at December 31, 1998 and 1997:

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

                                      1998                      1997
                             ------------------------  ------------------------
                              Carrying       Fair       Carrying       Fair
                               Amount        Value       Amount        Value
                             -----------  -----------  -----------  -----------
                                         (Dollars in thousands)
Financial assets:
  Cash and cash
   equivalents.............  $ 1,046,799  $ 1,046,799  $ 1,192,870  $ 1,192,870
  Trading securities.......       60,422       60,422       67,878       67,878
  Securities available for
   sale....................    7,971,374    7,971,374    7,296,128    7,296,128
  Securities held to
   maturity................      127,470      130,820      230,257      233,636
  Loans and leases:
    Loans..................   22,074,450   23,293,939   20,617,568   20,853,513
    Leases.................    1,620,326          N/A      616,302          N/A
    Allowance for losses...     (314,387)         N/A     (279,596)         N/A
                             -----------               -----------
      Net loans and
       leases..............  $23,380,390               $20,954,274
                             ===========               ===========
Financial liabilities:
  Deposits.................  $23,046,907   23,128,155  $21,375,974   21,409,413
  Short-term borrowed
   funds...................    3,369,101    3,369,101    3,493,199    3,451,885
  Long-term debt...........    4,733,624    4,789,095    3,530,912    3,868,116
  Capitalized leases.......        3,310          N/A        3,291          N/A
                              Notional/                 Notional/
                              Contract       Fair       Contract       Fair
                               Amount        Value       Amount        Value
                             -----------  -----------  -----------  -----------
Off balance sheet financial
 instruments:
  Interest rate swaps......  $ 2,496,346  $    37,835  $ 2,428,930  $    25,570
  Commitments to extend,
   originate or purchase
   credit..................    9,837,164      (19,379)   7,922,157      (14,835)
  Standby and commercial
   letters of credit and
   financial guarantees
   written.................      392,394       (5,886)     324,115       (4,495)
  Commitments to sell loans
   and securities..........    1,075,000       (1,038)     555,722       (2,925)
  Foreign exchange
   contracts...............      136,628          319      145,855          326
  Option contracts
   purchased...............       35,000          623       55,000         (303)
  Option contracts
   written.................    1,267,250         (257)      55,000           --
  Futures contracts........        1,502           (7)       8,486           --

--------
N/A--not applicable.

NOTE Q. Derivatives and Off-Balance Sheet Financial Instruments

  BB&T utilizes interest rate swaps, caps and floors in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to transform the repricing characteristics of an asset or liability from a fixed to a floating rate, a floating rate to a fixed rate, or one floating rate to another floating rate. The underlying principal positions are not affected. Swap terms generally range from one year to ten years depending on the need. At December 31, 1998, derivatives with a total notional value of $3.7 billion, with terms ranging up to fourteen years, were outstanding.

  The following tables set forth certain information concerning BB&T's interest rate swaps at December 31, 1998:

                 Interest Rate Swaps, Caps, Floors and Collars

                               December 31, 1998

                             Notional    Receive           Pay            Fair
                              Amount       Rate            Rate          Value
                            ----------  ----------  ------------------ ----------
Type
----                                      (Dollars in thousands)
Receive fixed swaps.......  $1,266,200        6.24%           5.30%    $   43,369
Pay fixed swaps...........   1,180,146        5.34            5.67         (5,503)
Basis swaps...............      50,000        4.95            5.34            (31)
Caps, Floors & Collars....   1,247,250         --              --             623
                            ----------  ----------      ----------     ----------
Total.....................  $3,743,596        5.79%           5.48%    $   38,458
                            ==========  ==========      ==========     ==========
                             Receive
                              Fixed     Pay Fixed   Basis Swaps, Caps,
Year-to-date Activity         Swaps       Swaps      Floors & Collars    Total
---------------------       ----------  ----------  ------------------ ----------
Balance, December 31,
 1997.....................  $1,301,000  $  351,930      $  776,000     $2,428,930
Additions.................     205,000     936,673         797,250      1,938,923
Maturities/amortizations..    (239,800)   (108,457)       (111,000)      (459,257)
Terminations..............         --          --         (165,000)      (165,000)
                            ----------  ----------      ----------     ----------
Balance, December 31,
 1998.....................  $1,266,200  $1,180,146      $1,297,250     $3,743,596
                            ==========  ==========      ==========     ==========
                                          One to
                             One Year      Five         Five to 10
Maturity Schedule            or Less      Years           Years          Total
-----------------           ----------  ----------  ------------------ ----------
Receive fixed swaps.......  $  561,200  $  445,000      $  260,000     $1,266,200
Pay fixed swaps...........   1,010,200     105,869          64,077      1,180,146
Basis swaps...............      50,000         --              --          50,000
Caps, Floors & Collars....     500,000     747,250             --       1,247,250
                            ----------  ----------      ----------     ----------
Total.....................  $2,121,400  $1,298,119      $  324,077     $3,743,596
                            ==========  ==========      ==========     ==========

  As of December 31, 1998, deferred losses from new swap transactions initiated during 1998 were $3.3 million. There were no unamortized deferred gains or losses from terminated transactions remaining at year end. Active transactions resulted in pretax net income of $878,100.

  In addition to interest rate swaps, BB&T utilizes written covered over-the-counter call options on specific securities in the available-for-sale portfolio in order to enhance returns. During 1998, options were written on securities totaling $1.9 billion. Option fee income was $3.2 million for 1998. There were no unexercised options outstanding at December 31, 1998 or 1997.

  BB&T also utilizes over-the-counter purchased put options and net purchased put options (combination of purchased put option and written call option) in its mortgage banking activities. These options are used to hedge the mortgage warehouse and pipeline against increasing interest rates. Written call options are used in tandem with purchased put options to create a net purchased put option that reduces the cost of the hedge. At December 31, 1998, net purchased put option contracts with a notional value of $15.0 million were outstanding.

  The $3.7 billion of derivatives used in interest rate risk management are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and fixed rate notes. BB&T does not utilize derivatives for trading purposes.

  Although off-balance sheet derivative financial instruments do not expose BB&T to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized based on the quality of the counterparties and the consistent monitoring of these agreements. The counterparties to these transactions were large commercial banks and investment banks. Annually, the counterparties are reviewed for creditworthiness by BB&T's credit policy group. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 1998, BB&T's interest rate swaps, caps, floors and collars reflected an unrealized gain of $38.5 million.

  Other risks associated with interest-sensitive derivatives include the impact on fixed positions during periods of changing interest rates. Indexed amortizing swaps' notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by BB&T. At December 31, 1998, BB&T had no indexed amortizing swaps outstanding.

NOTE R. Calculations of Earnings Per Share

  The basic and diluted earnings per share calculations are presented in the following table:

                                                Years Ended December 31,
                                         --------------------------------------
                                             1998         1997         1996
                                         ------------ ------------ ------------
                                           (Dollars in thousands, except per
                                                      share data)
Basic Earnings Per Share:
  Weighted average number of common
   shares outstanding during the
   period...............................  287,427,644  287,480,712  287,535,321
                                         ------------ ------------ ------------
  Net income............................ $    501,825 $    360,418 $    343,312
  Less--Preferred dividend requirement..          --           --           610
                                         ------------ ------------ ------------
  Income available for common shares.... $    501,825 $    360,418 $    342,702
                                         ============ ============ ============
  Basic earnings per share.............. $       1.75 $       1.25 $       1.19
                                         ============ ============ ============
Diluted Earnings Per Share:
  Weighted average number of common
   shares...............................  287,427,644  287,480,712  287,535,321
  Add--
    Shares issuable assuming conversion
     of convertible preferred stock.....          --           --     1,877,304
    Dilutive effect of outstanding
     options (as determined by
     application of treasury stock
     method)............................    6,143,607    4,845,168    4,140,158
    Issuance of additional shares under
     share repurchase agreement,
     contingent upon market price.......          --       144,588      204,036
                                         ------------ ------------ ------------
  Weighted average number of common
   shares, as adjusted..................  293,571,251  292,470,468  293,756,819
                                         ============ ============ ============
  Net income............................ $    501,825 $    360,418 $    343,312
                                         ============ ============ ============
  Diluted earnings per share............ $       1.71 $       1.23 $       1.17
                                         ============ ============ ============


NOTE S. Operating Segments

  BB&T's operations are divided into six reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Agency Insurance, Investment Banking and Brokerage and Treasury. These operating segments have been identified based primarily on BB&T's existing organizational structure. The segments require unique technology and marketing strategies and offer different products and services.While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of the business segments that report to them.

  BB&T measures and presents information for internal reporting purposes in a variety of different ways, including reportable segments based on organizational structure, products, services and customer relationships. The internal reporting system presently utilized by management in the planning and measuring of operating activities, as well as the system to which most managers are held accountable, is based on organizational structure.

  BB&T emphasizes revenue growth by focusing on client service, client relationships and sales effectiveness. The segment results presented herein are based on internal management accounting policies, which support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Therefore, the performance of the segments is not necessarily comparable with BB&T's consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not necessarily indicative of the segments' financial performance if they operated as independent entities.

  BB&T's internal reporting system was significantly modified during 1998, and prior periods have not been reported to reflect the new system because it is not practicable to restate prior period results in order to do so. Also, BB&T has completed various mergers and acquisitions accounted for as poolings of interests, which present additional practical limitations to the presentation of comparable prior period information.

  The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, BB&T allocates capital, funding charges and credits, an economic provision for loan and lease losses, certain noninterest expenses and income tax provisions to each segment, as applicable. Also, to promote revenue growth, certain revenues of Mortgage Banking, Trust Services, Agency Insurance and Investment Banking and Brokerage segments are allocated to the Banking Network and are reflected in intersegment noninterest revenues. The estimates and allocations are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

  BB&T's overall objective is to maximize shareholder value by optimizing return on equity and limiting risk. Allocations of capital and the economic provision for loan and lease losses are designed to address this objective. Capital is assigned to each segment on an economic basis, using management's assessment of the inherent risks associated with the segment. Required economic capital allocations are made to cover the following risk categories: credit risk, funding risk, interest rate risk, option risk, basis risk, market risk and operational risk. Each segment is evaluated based on a risk-adjusted return on capital. Capital assignments are not equivalent to regulatory capital guidelines and the total amount assigned to all segments may vary from consolidated shareholders' equity. All unallocated capital is retained in the Treasury segment.

  The economic provision for loan and lease losses is also allocated to the relevant segments based on management's assessment of the segments' risks as described above. Unlike the provision for loan and lease losses recorded pursuant to generally accepted accounting principles, the economic provision adjusts for the impact of expected credit losses over the effective lives of the related loans and leases. Any unallocated provision for loan and lease losses is retained in the Corporate Office, reflected in the accompanying table as "other revenues and expenses."

  BB&T has implemented an extensive noninterest expense allocation process to support organizational and product profitability. BB&T allocates expenses to the reportable segments based on various cost allocation methodologies, including the number of items processed, overall percentage of time spent, full-time equivalent employees assigned to functions, functional position surveys and activity-based costing. A portion of corporate overhead expenses is not allocated, but is retained in corporate accounts reflected as other expenses in the accompanying table. Income taxes are allocated to the various segments using effective tax rates.

  BB&T utilizes a funds transfer pricing ("FTP") system to eliminate the effect of interest rate risk from the segments' net interest income because such risk is centrally managed within the Treasury segment. The FTP system credits or charges the segments with the true value or cost of the funds the segments create or use. The FTP system provides a funds credit for sources of funds and a funds charge for the use of funds by each segment. The net FTP charge or credit is reflected as net intersegment interest income (expense) in the accompanying table.

 Banking Network

  BB&T's Banking Network, which consists of 534 full-service banking offices in North Carolina, South Carolina, Virginia, Maryland and Washington, D.C., serves commercial and retail clients by offering a variety of loan and deposit products and other financial services. The Banking Network is primarily responsible for client relationships, and, therefore, is credited with revenue from the Mortgage Banking, Trust Services, Agency

Insurance and Investment Banking and Brokerage segments, which is reflected in intersegment noninterest revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion of the functions of the banking network.

 Mortgage Banking

  The Mortgage Banking segment retains mortgage loans originated by the Banking Network and purchased from various correspondents. Mortgage loan products include fixed- and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. Fixed-rate mortgage loans are typically sold to government and private investors with servicing rights retained, while adjustable rate loans are typically held in the portfolio. The Mortgage Banking segment earns interest on loans held in the warehouse and portfolio, fee income from the origination and servicing of mortgage loans and reflects gains or losses from the sale of mortgage loans. The Mortgage Banking segment is charged and the Banking Network receives a corresponding credit for the origination of loans and servicing.

 Trust Services

  BB&T's Trust Services segment provides personal trust administration and estate planning, investment counseling and management, employee benefits services, and corporate trust services to individuals, corporations, institutions, foundations and government entities. The Banking Network receives an interoffice credit for trust fees in the initial year the account is referred, with the corresponding charge remaining in the Corporate Office.

 Insurance Services

  BB&T has the largest independent insurance agency network in the Carolinas and represents many of the nation's top-rated insurance carriers. BB&T Insurance Services provides property and casualty, life and health insurance to businesses and to individuals, provides small business and corporate products, such as workers compensation and professional liability, and provides surety and title insurance. The Banking Network receives credit for insurance commissions on referred accounts, with the corresponding charge retained in the Corporate Office.

 Investment Banking and Brokerage

  BB&T's Investment Banking and Brokerage segment offers customers investment alternatives, including discount brokerage services, fixed-rate and variable-rate annuities, mutual funds and government and municipal bonds and various other investment products. Investment Banking and Brokerage also provides personal financial planning services to individuals. The Investment Banking and Brokerage segment includes Craigie, Incorporated, an investment banking firm located in Richmond, Virginia. Craigie specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Craigie also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. The Banking Network is credited for investment service revenues on referred accounts, with the corresponding charge retained in the Corporate Office.

 Treasury

  BB&T's Treasury segment is responsible for the management of the securities portfolios, funding and liquidity requirements, and management of interest rate risk through the use of balance sheet repositioning and derivative financial instruments. See the Market Risk Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information about the responsibilities of the Treasury segment.

The following table discloses selected financial information for BB&T's reportable business segments:

                                                                    For the Year Ended December 31, 1998
                    --------------------------------------------------------------------------------------------------------------
                                                                 Investment                   All        Total
                      Banking    Mortgage    Trust     Agency      Banking                   Other      Segment    Other Revenues
                      Network    Banking    Services  Insurance and Brokerage  Treasury   Segments/1/   Results    and Expenses/2/
                    ----------- ----------  --------  --------- ------------- ----------  ----------- -----------  ---------------
                                                                           (dollars in thousands)
Net interest
income (expense)
from external
customers.........  $   672,190 $  409,944  $(33,714)  $11,419    $  1,127    $  126,762  $  195,860  $ 1,383,588    $   59,802
Net intersegment
interest income
(expense).........      228,085   (274,934)   37,427       --          --         (1,013)        --       (10,435)      (12,724)
                    ----------- ----------  --------   -------    --------    ----------  ----------  -----------    ----------
Net interest
income............      900,275    135,010     3,713    11,419       1,127       125,749     195,860    1,373,153        47,078
                    ----------- ----------  --------   -------    --------    ----------  ----------  -----------    ----------
Provision for loan
and lease losses..       85,199      3,851       --      4,173         --            103      17,994      111,320         1,829
Noninterest income
from external
customers.........      401,974     76,491    36,422    51,291      48,604        11,631      23,082      649,495       (30,172)
Intersegment
noninterest
income............       58,735      4,761       563       --          --            878         --        64,937           486
Noninterest
expense...........      421,210     56,211    22,956    44,991      37,472         4,325      43,363      630,528       265,921
Intersegment
noninterest
expense...........      209,820     16,207     1,986    11,263       8,948         5,383       7,279      260,886       (55,464)
                    ----------- ----------  --------   -------    --------    ----------  ----------  -----------    ----------
Income before
income taxes and
the charge for
capital...........      644,755    139,993    15,756     2,283       3,311       128,447     150,306    1,084,851      (194,894)
  Provision for
  income taxes....      243,996     52,847     5,948       862       1,294        46,415       9,990      361,352       (71,359)
                    ----------- ----------  --------   -------    --------    ----------  ----------  -----------    ----------
Net income before
the charge for
capital...........      400,759     87,146     9,808     1,421       2,017        82,032     140,316      723,499      (123,535)
  Charge for
  capital.........      112,952      9,154     1,082       --          --          1,689         --       124,877           942
                    ----------- ----------  --------   -------    --------    ----------  ----------  -----------    ----------
Net income after
charge for
capital...........  $   287,807 $   77,992  $  8,726   $ 1,421    $  2,017    $   80,343  $  140,316  $   598,622    $ (124,477)
                    =========== ==========  ========   =======    ========    ==========  ==========  ===========    ==========
Identifiable
segment assets....  $16,944,158 $6,274,100  $  6,168   $92,554    $237,429    $9,417,056  $2,368,956  $35,340,421    $1,651,609
                    =========== ==========  ========   =======    ========    ==========  ==========  ===========    ==========
                    Reconciling
                      Items &        Consolidated
                    Eliminations        Totals
                    ---------------- ------------
Net interest
income (expense)
from external
customers.........  $  (195,986)/4/  $ 1,247,404
Net intersegment
interest income
(expense).........       23,159 /3/          --
                    ---------------- ------------
Net interest
income............     (172,827)       1,247,404
                    ---------------- ------------
Provision for loan
and lease losses..      (32,839)/4/       80,310
Noninterest income
from external
customers.........      (91,321)/4/      528,002
Intersegment
noninterest
income............      (65,423)/3/          --
Noninterest
expense...........       64,925 /4/      961,374
Intersegment
noninterest
expense...........     (205,422)/3/          --
                    ---------------- ------------
Income before
income taxes and
the charge for
capital...........     (156,235)         733,722
  Provision for
  income taxes....      (58,096)/4/      231,897
                    ---------------- ------------
Net income before
the charge for
capital...........      (98,139)         501,825
  Charge for
  capital.........     (125,819)/3/          --
                    ---------------- ------------
Net income after
charge for
capital...........  $    27,680      $   501,825
                    ================ ============
Identifiable
segment assets....  $(2,564,803)/4/  $34,427,227
                    ================ ============

----
(1) Financial data for segments below the quantitative thresholds requiring disclosure are attributable to a number of smaller operating segments. Those segments include a sub-prime auto lender, a factoring operation, a commercial lawn care finance company, a home equity finance company and a leasing company.

(2) Other revenues and expenses include amounts incurred by BB&T's support functions not allocated to the various segments. Amounts include any unallocated provision for loan and lease losses and unallocated general corporate expenses, as well as costs associated with BB&T's Year 2000 compliance efforts.

(3) BB&T's reconciliation of total segment results to consolidated results requires the elimination of the internal management accounting practices. These adjustments include the elimination of the FTP credits and charges, the elimination of intersegment capital credits and charges, the elimination of the intersegment noninterest revenues described above and the elimination of overhead expenses allocated to the various segments.

(4) To reflect elimination entries necessary to consolidate the segment data.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 19, 1999:

                                          BB&T Corporation
                                          (Registrant)

                                                 /s/ John A. Allison, IV
                                          By: _________________________________
                                                   John A. Allison, IV
                                             Chairman of the Board and Chief
                                                    Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 19, 1999.

                                                 /s/ John A. Allison, IV
                                          _____________________________________
                                                   John A. Allison, IV
                                             Chairman of the Board and Chief
                                                    Executive Officer

                                                    /s/ Scott E. Reed
                                          _____________________________________
                                                      Scott E. Reed
                                           Senior Executive Vice President and
                                                 Chief Financial Officer

                                                  /s/ Sherry A. Kellett
                                          _____________________________________
                                                    Sherry A. Kellett
                                           Senior Executive Vice President and
                                                        Controller

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

                                                   /s/ Nido R. Qubein
                                          _____________________________________
                                                     Nido R. Qubein
                                                        Director

                                                   /s/ E. Rhone Sasser
                                          _____________________________________
                                                     E. Rhone Sasser
                                                        Director

                                                    /s/ Jack E. Shaw
                                          _____________________________________
                                                      Jack E. Shaw
                                                        Director

                                                   /s/ Harold B. Wells
                                          _____________________________________
                                                     Harold B. Wells
                                                        Director

                                 EXHIBIT INDEX

  Exhibit
    No.                     Description                                      Location
  -------                   -----------                                      --------
    2(a)    Agreement and Plan of Reorganization dated             Incorporated herein by reference to
            as of July 29, 1994 and amended and                    Registration No. 33-56437.
            restated as of October 22, 1994 between the
            Registrant and BB&T Financial Corporation.

    2(b)    Plan of Merger as of July 29, 1994 as                  Incorporated herein by
            amended and restated on October 22, 1994               reference to Registration
            between the Registrant and BB&T Financial              No. 33-56437.
            Corporation.

    2(c)    Agreement and Plan of Reorganization dated             Incorporated herein by
            as of November 1, 1996 between the                     reference to Exhibit 3(a)
            Registrant and United Carolina Bancshares              filed in the Annual
            Corporation, as amended.                               Report on Form 10-K, filed
                                                                   March 17, 1997.

    2(d)    Agreement of Plan of Reorganization dated              Incorporated herein by
            as of October 29, 1997 between the                     reference to Registration
            Registrant and Life Bancorp, Inc.                      No. 33-44183.

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

  3(a)(ii)  Articles of Amendment of Articles of                   Incorporated herein by
            Incorporation.                                         reference to Exhibit 3(a)
                                                                   (ii) filed in the Annual
                                                                   Report on Form 10-K, filed
                                                                   March 18, 1998.

   3(b)     Bylaws of the Registrant, as amended.                  Incorporated herein by
                                                                   reference to Exhibit 3(b)
                                                                   filed in the Annual
                                                                   Report on Form 10-K, filed
                                                                   March 18, 1998.

   4(a)     Articles of Amendment to Amended and                   Incorporated herein by
            Restated Articles of Incorporation of the              reference to Exhibit 3(a)
            Registrant related to Junior Participating             filed in the Annual
            Preferred Stock.                                       Report on Form 10-K, filed
                                                                   March 17, 1997.

   4(b)     Rights Agreement dated as of December 17,              Incorporated herein by
            1996 between the Registrant and Branch                 reference to Exhibit 1 filed
            Banking and Trust Company, Rights Agent.               under Form 8-A, filed
                                                                   January 10, 1997.

   4(c)     Subordinated Indenture (including Form of              Incorporated herein by
            Subordinated Debt Security) between the                reference to Exhibit 4(d) of
            Registrant and State Street Bank and Trust             Registration
            Company, Trustee, dated as of May 24, 1996.            No. 333-02899.

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

 10(b)*  BB&T Corporation Non-Employee Directors'              Incorporated herein by
         Deferred Compensation and Stock Option Plan           reference to Exhibit 10(b)
                                                               of the Annual Report on
                                                               Form 10-K, filed
                                                               March 17, 1997.

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

 10(j)*  Deferred Compensation Plan for Key                    Incorporated herein by
         Employees.                                            reference to Exhibit 10(j)
                                                               filed in the Annual Report
                                                               on Form 10-K, filed
                                                               March 17, 1997.

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

 10(m)*  Settlement and Noncompetition Agreement,              Incorporated herein by
         dated July 1, 1997, by and between the                reference to Exhibit 10(m)
         Registrant and E. Rhone Sasser.                       filed in the Annual
                                                               Report on Form 10-K, filed
                                                               March 18, 1998.

 11    Statement re Computation of Earnings Per    Filed herewith as Note R. of
       Share.                                      the "Notes to Consolidated
                                                   Financial Statements."
 21    Subsidiaries of the Registrant.             Filed herewith.
 22    Proxy Statement for the 1999 Annual Meeting Future filing incorporated
       of Shareholders, dated April 27, 1999.      by reference pursuant to the
                                                   General Instruction G(3).
23(a)  Consent of Independent Public Accountants.  Filed herewith.
23(b)  Opinion of Independent Public Accountants.  Filed herewith.
 27    Financial Data Schedule.                    Filed as an exhibit to the
                                                   electronically-filed
                                                   document as required.



                 * Management compensatory plan or arrangement.