Form 10-Q
period 1999-03-31
BB&T CORP
filed 1999-05-14
CIK 92230

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

                                 MARCH 31, 1999

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  At April 30, 1999, 307,563,348 shares of the registrant's common stock, $5 par value, were outstanding.

                               ----------------

     This Form 10-Q has 30 pages. The Exhibit Index is included on page 29.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                BB&T CORPORATION
                                   FORM 10-Q
                                 March 31, 1999

                                     INDEX

                                                         Page No.
                                                         --------
Part I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements (Unaudited)                  2
           Consolidated Financial Statements                 2
           Notes to Consolidated Financial Statements        6
  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    13
           Analysis of Financial Condition                  13
           Market Risk Management                           16
           Capital Adequacy and Resources                   20
           Analysis of Results of Operations                20
Part II.  OTHER INFORMATION
  Item 1.  Legal Proceedings                                29
  Item 6.  Exhibits and Reports on Form 8-K                 29
SIGNATURES                                                  30
EXHIBIT 11 Calculation of Earnings Per Share                10
EXHIBIT 27 Financial Data Schedule-- Included with
            electronically-filed
            document only.

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       BB&T CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                                       March 31,   December 31,
                                                         1999          1998
                                                      -----------  ------------
Assets
 Cash and due from banks                              $   863,829  $   997,245
 Interest-bearing deposits with banks                       7,014        8,925
 Federal funds sold and securities purchased under
  resale agreements or similiar arrangements              245,591      103,216
 Trading securities                                       114,376       60,422
 Securities available for sale                          9,793,227    8,737,936
 Securities held to maturity (approximate market
  values of $113,077 at March 31, 1999, and $179,444
  at December 31, 1998)                                   110,320      174,735
 Loans held for sale                                      751,439    1,035,668
 Loans and leases, net of unearned income              24,224,640   23,682,800
  Allowance for loan and lease losses                    (337,983)    (330,615)
                                                      -----------  -----------
   Loans and leases, net                               23,886,657   23,352,185
                                                      -----------  -----------
 Premises and equipment, net                              485,961      471,780
 Other assets                                           1,533,076    1,446,218
                                                      -----------  -----------
    Total assets                                      $37,791,490  $36,388,330
                                                      ===========  ===========
Liabilities and Shareholders' Equity
 Deposits:
  Noninterest-bearing deposits                        $ 3,352,359  $ 3,465,362
  Savings and interest checking                         1,698,423    1,783,491
  Money rate savings                                    7,080,509    7,021,556
  Other time deposits                                  11,402,439   11,349,083
  Foreign deposits                                        880,405      638,676
                                                      -----------  -----------
    Total deposits                                     24,414,135   24,258,168
                                                      -----------  -----------
 Short-term borrowed funds                              4,668,966    3,707,333
 Long-term debt                                         5,187,639    4,964,797
 Accounts payable and other liabilities                   572,393      534,144
                                                      -----------  -----------
    Total liabilities                                  34,843,133   33,464,442
                                                      -----------  -----------
 Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares
   authorized, none issued or outstanding                     --           --
  Common stock, $5 par, 500,000,000 shares
   authorized; 307,297,316 issued and outstanding at
   March 31, 1999, and 306,963,976 at December 31,
   1998                                                 1,536,487    1,534,820
  Additional paid-in capital                              148,255      177,098
  Retained earnings                                     1,233,878    1,151,010
  Unearned income                                             --           (14)
  Accumulated other nonshareholder changes in equity,
   net of deferred income taxes of $18,256 at
   March 31, 1999, and $38,366 at December 31, 1998        29,737       60,974
                                                      -----------  -----------
    Total shareholders' equity                          2,948,357    2,923,888
                                                      -----------  -----------
    Total liabilities and shareholders' equity        $37,791,490  $36,388,330
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                              For the Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                  1999          1998
                                              ------------- -------------
Interest Income
  Interest and fees on loans and leases       $     526,972 $     500,229
  Interest and dividends on securities              138,727       136,519
  Interest on short-term investments                  1,457         3,376
                                              ------------- -------------
    Total interest income                           667,156       640,124
                                              ------------- -------------
Interest Expense
  Interest on deposits                              209,759       209,292
  Interest on short-term borrowed funds              46,262        54,594
  Interest on long-term debt                         66,758        56,898
                                              ------------- -------------
    Total interest expense                          322,779       320,784
                                              ------------- -------------
Net Interest Income                                 344,377       319,340
  Provision for loan and lease losses                20,000        23,438
                                              ------------- -------------
Net Interest Income After Provision for Loan
 and Lease Losses                                   324,377       295,902
                                              ------------- -------------
Net Interest Income
  Service charges on deposit accounts                47,624        42,458
  Mortgage banking income                            32,798        15,397
  Trust income                                       12,714         8,731
  Agency insurance commissions                       16,882        14,057
  Other insurance commissions                         2,846         3,016
  Other nondeposit fees and commissions              30,078        25,513
  Securities gains, net                                  61         2,501
  Other noninterest income                           18,181        13,751
                                              ------------- -------------
    Total noninterest income                        161,184       125,424
                                              ------------- -------------
Noninterest Expense
  Personnel expense                                 141,193       123,671
  Occupancy and equipment expense                    48,140        38,934
  Amortization of intangibles and mortgage
   servicing rights                                  15,836        10,262
  Other noninterest expense                          76,639        72,149
                                              ------------- -------------
    Total noninterest expense                       281,808       245,016
                                              ------------- -------------
Earnings
  Income before income taxes                        203,753       176,310
  Provision for income taxes                         65,330        55,865
                                              ------------- -------------
  Net income                                  $     138,423 $     120,445
                                              ============= =============
Per Common Share
  Net income:
    Basic                                     $         .45 $         .40
                                              ============= =============
    Diluted                                   $         .44 $         .39
                                              ============= =============
  Cash dividends paid                         $        .175 $        .155
                                              ============= =============
Average Shares Outstanding
    Basic                                       306,466,263   304,867,015
                                              ============= =============
    Diluted                                     312,553,659   311,282,640
                                              ============= =============

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)
                             (Dollars in thousands)

                                                                        Accumulated
                                                                           Other
                        Shares of               Additional  Retained   Nonshareholder     Total
                         Common       Common     Paid-In    Earnings     Changes in   Shareholders'
                          Stock       Stock      Capital   and Other*      Equity        Equity
                       -----------  ----------  ---------- ----------  -------------- -------------
Balance, December 31,
 1997, as restated     151,965,992  $  759,830   $215,041  $1,555,563     $52,071      $2,582,505
Add (Deduct)
 Nonshareholder
  changes in equity:**
  Net income                    --          --         --     120,445          --         120,445
   Unrealized holding
    gains (losses)
    arising during the
    period                      --          --         --          --        (871)           (871)
   Less:
    reclassification
    adjustment, net of
    tax of $989                 --          --         --          --      (1,512)         (1,512)
                       -----------  ----------   --------  ----------     -------      ----------
  Net unrealized gains
   (losses) on
   securities                   --          --         --          --      (2,383)         (2,383)
                       -----------  ----------   --------  ----------     -------      ----------
 Total nonshareholder
  changes in equity             --          --         --     120,445      (2,383)        118,062
                       -----------  ----------   --------  ----------     -------      ----------
  Common stock issued    1,187,257       5,936     39,283          --          --          45,219
  Redemption of common
   stock                  (814,580)     (4,073)   (48,734)         --          --         (52,807)
  Cash dividends
   declared on common
   stock                        --          --         --     (47,636)         --         (47,636)
  Other                         --          --         --         237          --             237
                       -----------  ----------   --------  ----------     -------      ----------
Balance, March 31,
 1998                  152,338,669  $  761,693   $205,590  $1,628,609     $49,688      $2,645,580
                       ===========  ==========   ========  ==========     =======      ==========
Balance, December 31,
 1998, as restated     306,963,976  $1,534,820   $177,098  $1,150,996     $60,974      $2,923,888
Add (Deduct)
 Nonshareholder
  changes in equity:**
  Net income                    --          --         --     138,423          --         138,423
   Unrealized holding
    gains (losses)
    arising during the
    period                      --          --         --          --     (31,200)        (31,200)
   Less:
    reclassification
    adjustment, net of
    tax of $24                  --          --         --          --         (37)            (37)
                       -----------  ----------   --------  ----------     -------      ----------
  Net unrealized gains
   (losses) on
   securities                   --          --         --          --     (31,237)        (31,237)
                       -----------  ----------   --------  ----------     -------      ----------
 Total nonshareholder
  changes in equity             --          --         --     138,423     (31,237)        107,186
                       -----------  ----------   --------  ----------     -------      ----------
  Common stock issued    4,612,940      23,065    115,447          --          --         138,512
  Redemption of common
   stock                (4,279,600)    (21,398)  (144,290)         --          --        (165,688)
  Cash dividends
   declared on common
   stock                        --          --         --     (56,088)         --         (56,088)
  Other                         --          --         --         547          --             547
                       -----------  ----------   --------  ----------     -------      ----------
Balance, March 31,
 1999                  307,297,316  $1,536,487   $148,255  $1,233,878     $29,737      $2,948,357
                       ===========  ==========   ========  ==========     =======      ==========

--------
 * Other includes unearned income, unvested restricted stock and a loan to the employee stock ownership plan.
** Comprehensive income as defined by SFAS No. 130.

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)
                             (Dollars in thousands)

                                                           1999        1998
                                                        ----------  ----------
Cash Flows From Operating Activities:
 Net income                                             $  138,423  $  120,445
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan and lease losses                       20,000      23,438
  Depreciation of premises and equipment                    18,098      17,729
  Amortization of intangibles and mortgage servicing
   rights                                                   15,836      10,262
  Accretion of negative goodwill                            (1,560)     (1,561)
  Amortization of unearned stock compensation                   14         237
  Discount accretion and premium amortization on
   securities, net                                            (281)        164
  Net decrease (increase) in trading account securities    (41,929)    (39,394)
  Loss (gain) on sales of securities, net                      (61)     (2,501)
  Loss (gain) on sales of loans and mortgage loan
   servicing rights, net                                   (11,233)     (6,030)
  Loss (gain) on disposals of premises and equipment,
   net                                                        (746)     (1,360)
  Proceeds from sales of loans held for sale             1,348,845     558,990
  Purchases of loans held for sale                        (368,446)   (285,214)
  Origination of loans held for sale, net of principal
   collected                                              (684,937)   (671,660)
  Decrease (increase) in:
   Accrued interest receivable                             (13,136)    (20,434)
   Other assets                                             12,995       6,930
  Increase (decrease) in:
   Accrued interest payable                                 18,012      13,271
   Accounts payable and other liabilities                   46,327       5,236
  Other, net                                                   607        (975)
                                                        ----------  ----------
    Net cash provided by (used in) operating activities    496,828    (272,427)
                                                        ----------  ----------
Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale       10,023     544,218
 Proceeds from maturities, calls and paydowns of
  securities available for sale                            793,189     563,782
 Purchases of securities available for sale             (1,860,391) (1,521,234)
 Proceeds from maturities, calls and paydowns of
  securities held to maturity                               17,258      25,373
 Purchases of securities held to maturity                      --      (11,830)
 Leases made to customers                                  (29,924)    (23,327)
 Principal collected on leases                              17,012      16,012
 Loan originations, net of principal collected            (547,535)   (127,938)
 Purchases of loans                                         (2,030)    (96,904)
 Net cash acquired in transactions accounted for under
  the purchase method                                      140,814      22,690
 Purchases and originations of mortgage servicing
  rights                                                   (19,574)    (11,461)
 Proceeds from disposals of premises and equipment          16,595       4,394
 Purchases of premises and equipment                       (41,914)    (17,504)
 Proceeds from sales of foreclosed property                  6,839       8,200
 Proceeds from sales of other real estate held for
  development or sale                                        4,955          15
 Other                                                         --         (358)
                                                        ----------  ----------
    Net cash used in investing activities               (1,494,683)   (625,872)
                                                        ----------  ----------
Cash Flows From Financing Activities:
 Net increase (decrease) in deposits                       155,967    (115,950)
 Net increase (decrease) in short-term borrowed funds      835,566     790,823
 Proceeds from long-term debt                              409,215     528,783
 Repayments of long-term debt                             (186,373)   (285,980)
 Net proceeds from common stock issued                       9,210      28,003
 Redemption of common stock                               (165,688)    (52,807)
 Cash dividends paid on common stock                       (52,994)    (45,572)
                                                        ----------  ----------
    Net cash provided by financing activities            1,004,903     847,300
                                                        ----------  ----------
Net Increase (Decrease) in Cash and Cash Equivalents         7,048     (50,999)
Cash and Cash Equivalents at Beginning of Period         1,109,386   1,267,253
                                                        ----------  ----------
Cash and Cash Equivalents at End of Period              $1,116,434  $1,216,254
                                                        ==========  ==========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
  Interest                                              $  307,405  $  282,858
  Income taxes                                                 389       8,222
 Noncash financing and investing activities:
  Transfer of securities held to maturity to available
   for sale                                                 47,265         --
  Transfer of loans to foreclosed property                   8,005       3,595
  Transfer of other real estate owned to fixed assets        1,151         --
  Transfer of fixed assets to other real estate owned          287       2,221
  Tax benefit from exercise of stock options                 6,214         --

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999
                                  (Unaudited)

A. Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries ("BB&T" or the "Corporation") as of March 31, 1999 and December 31, 1998; the consolidated statements of income for the three months ended March 31, 1999 and 1998; the consolidated statements of changes in shareholders' equity for the three months ended March 31, 1999 and 1998; and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998.

  The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T's latest annual report on Form 10-K, as restated in BB&T's Current Report on Form 8-K, filed on April 30, 1999, should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain prior year amounts have been reclassified to conform to statement presentations for 1999. The reclassifications had no effect on shareholders' equity or net income.

  On June 23, 1998, BB&T's Board of Directors approved a 2-for-1 split in the Corporation's common stock effected in the form of a 100% stock dividend paid August 3, 1998. Accordingly, all per share data and weighted average shares have been restated as appropriate to reflect the split.

 Use of Estimates

  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Forward-Looking Statements

  This report contains forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and / or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged; (5) costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected; (6) expected cost savings associated with pending mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following pending mergers may be greater than expected; (8) the Year 2000 issue may not be effectively corrected (see additional discussion following under First Quarter 1999 Year 2000 Readiness Disclosure); (9) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than BB&T; and (10) adverse changes may occur in the securities markets.

                       BB&T CORPORATION AND SUBSIDIARIES

B. Nature of Operations

  BB&T is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T principally conducts its operations in North Carolina, South Carolina, Virginia, Maryland and the metropolitan Washington, D.C. area through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. BB&T's principal banking subsidiaries, Branch Banking and Trust Company ("BB&T-NC"), Branch Banking and Trust Company of South Carolina ("BB&T-SC") and Branch Banking and Trust Company of Virginia ("BB&T-VA"), provide a wide range of traditional banking services to individuals and commercial customers, including small and mid-size businesses, public agencies and local governments. Substantially all of BB&T's loans are to businesses and individuals in the market areas outlined above. Subsidiaries of the commercial banks offer lease financing to commercial businesses and municipal governments, investment services, (including discount brokerage services, annuities, mutual funds and government and municipal bonds), life insurance, property and casualty insurance on an agency basis and insurance premium financing. Other subsidiaries of BB&T provide services such as automobile lending, equipment financing, factoring, full-service securities brokerage, investment banking and corporate finance services.

C. New Accounting Pronouncements

  On January 1, 1998, BB&T adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income is the nonshareholder related change in equity (net assets) of a company during a period from transactions and other events. The standard does not address issues of recognition or measurement of comprehensive income; therefore, the implementation of the statement did not have an impact on BB&T's consolidated financial position or consolidated results of operations.

  On January 1, 1998, BB&T adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The standard did not address issues of recognition or measurement; therefore, the implementation of the statement did not have an impact on the consolidated financial position or consolidated results of operations of BB&T.

  On January 1, 1998, BB&T adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revised the disclosure requirements for pensions and other postretirement benefit plans. SFAS No. 132 did not address issues of recognition or measurement and, therefore, the implementation of the statement did not have an impact on the consolidated financial position or consolidated results of operations of BB&T.

  On January 1, 1999, BB&T adopted the American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires capitalization of computer software costs that meet certain criteria. The implementation of SOP 98-1 did not have a material effect on BB&T's consolidated financial position or consolidated results of operations.

                       BB&T CORPORATION AND SUBSIDIARIES

  In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The statement is effective for fiscal years beginning after June 15, 1999, and cannot be applied retroactively. Management has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing of or method of adoption of the statement. However, the statement could increase volatility in earnings and other comprehensive income.

  On January 1, 1999, BB&T adopted the American Institute of Certified Public Accountants' SOP 98-5, "Accounting for Start-up Costs." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs, requiring start-up costs to be expensed as incurred. The adoption of the statement did not have a material impact on BB&T's consolidated financial position or consolidated results of operations.

  On January 1, 1999, BB&T adopted the provisions of SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." The implementation of the statement did not have a material impact on BB&T's consolidated financial position or consolidated results of operations.

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

  On March 10, 1998, BB&T completed its acquisition of Regency Financial Shares, Incorporated ("Regency") of Richmond, Virginia, in a transaction accounted for as a pooling of interests. In conjunction with the merger, BB&T issued approximately 801,000 shares of common stock in exchange for all of the outstanding shares of Regency.

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

                       BB&T CORPORATION AND SUBSIDIARIES

  On June 30, 1998, BB&T completed its acquisition of W.E. Stanley & Company Inc., and its affiliated companies, (collectively, "Stanley"), an actuarial and benefits consulting and administration firm located in Greensboro, North Carolina. In conjunction with the acquisition, which was accounted for as a purchase, BB&T recorded $10.3 million of goodwill, which is being amortized using the straight-line method over 15 years.

  On July 1, 1998, BB&T completed its merger with Franklin Bancorporation Inc. ("Franklin") of Washington, D.C., in a stock transaction accounted for as a pooling of interests. Approximately 4.9 million shares of BB&T common stock were issued in exchange for all of the Franklin common stock outstanding.

  On July 7, 1998, BB&T completed a merger with Ballston Bancorp, Inc. ("Ballston") of Washington, D.C., in a transaction accounted for as a pooling of interests. In conjunction with the merger, BB&T issued approximately 824,000 shares of common stock in exchange for all of the outstanding shares of Ballston.

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

  On March 5, 1999, BB&T completed a merger with MainStreet Financial Corporation ("MainStreet"), based in Martinsville, Virginia. The transaction was accounted for as a pooling of interests. BB&T issued approximately 16.8 million shares of BB&T common stock in exchange for all of the outstanding shares of MainStreet.

  On March 26, 1999, BB&T completed its acquisition of Scott & Stringfellow Financial, Inc. ("Scott & Stringfellow"), an investment banking firm based in Richmond, Virginia. The transaction was accounted for as a purchase. In conjunction with the acquisition, BB&T issued 3.6 million shares of BB&T common stock in exchange for all of the outstanding shares of Scott & Stringfellow common stock. BB&T recorded goodwill totaling $72.8 million, which is being amortized using the straight-line method over a period of 15 years.

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

  On January 28, 1999, BB&T announced plans to merge with Mason-Dixon Bancshares, Inc. ("Mason-Dixon") of Westminster, Maryland. The transaction is expected to be accounted for as a

                       BB&T CORPORATION AND SUBSIDIARIES
pooling of interests. Mason-Dixon's shareholders will receive 1.30 shares of BB&T common stock in exchange for each share of Mason-Dixon common stock held. The merger is expected to be completed in the third quarter of 1999.

  On February 25, 1999, BB&T announced plans to acquire Matewan BancShares, Inc. ("Matewan") of Williamson, West Virginia. On April 27, 1999, BB&T and Matewan approved amendments to the merger agreement that provide for Matewan shareholders to receive .67 shares of BB&T common stock for each share of Matewan common stock held and to receive .8375 shares of BB&T common stock for each share of Matewan Series A convertible preferred stock held. The transaction is expected to be completed in the third quarter of 1999 and accounted for as a purchase.

  On April 28, 1999, BB&T announced plans to merge with First Liberty Financial Corp. ("First Liberty") of Macon, Georgia. First Liberty's shareholders will receive between .85 and .87 shares of BB&T common stock for each share of First Liberty stock held. The transaction is expected to be completed in the fourth quarter of 1999 and accounted for as a pooling of interests.

E. Calculation of Earnings Per Common Share

  BB&T's basic and diluted earnings per common share amounts were calculated as follows (amounts retroactively adjusted for the 2-for-1 stock split effective August 3, 1998):

                       COMPUTATION OF EARNINGS PER SHARE
                          For the Periods as Indicated

                                                         For the Three Months
                                                            Ended March 31,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
                                                        (Dollars in thousands,
                                                        except per share data)
Basic Earnings Per Share:
 Weighted average number of common shares outstanding
  during
  the period                                            306,466,263 304,867,015
                                                        =========== ===========
 Net income                                             $   138,423 $   120,445
                                                        =========== ===========
 Basic earnings per share                               $       .45 $       .40
                                                        =========== ===========
Diluted Earnings Per Share:
 Weighted average number of common shares outstanding
  during
  the period                                            306,466,263 304,867,015
 Add-
  Dilutive effect of outstanding options (as determined
   by application of treasury stock method)               6,087,396   6,415,625
                                                        ----------- -----------
 Weighted average number of common shares, as adjusted  312,553,659 311,282,640
                                                        =========== ===========
 Net income                                             $   138,423 $   120,445
                                                        =========== ===========
 Diluted earnings per share                             $       .44 $       .39
                                                        =========== ===========

                       BB&T CORPORATION AND SUBSIDIARIES

F. Segment Disclosures

  BB&T's operations are divided into six reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Agency Insurance, Investment Banking and Brokerage and Treasury. These operating segments have been identified based primarily on BB&T's existing organizational structure. The segments require unique technology and marketing strategies and offer different products and services. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of the business segments that report to them.

  BB&T emphasizes revenue growth by focusing on client service, client relationships and sales effectiveness. The segment results presented herein are based on internal management accounting policies that support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Therefore, the performance of the segments is not necessarily comparable with BB&T's consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not necessarily indicative of the segments' financial performance if they operated as independent entities.

  BB&T's internal reporting system was significantly modified during 1998, and, as a result, prior periods have not been reported because it is not practicable to restate prior period results to conform to the current reporting methods. Also, BB&T has completed various mergers and acquisitions accounted for as poolings of interests, which present additional practical limitations to the presentation of comparable prior period information.

  Please refer to BB&T's Annual Report on Form 10-K, as restated in BB&T's Current Report on Form 8-K, filed on April 30, 1999, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying table. There have been no significant changes in the format presented in those documents.

The following table discloses selected financial information for BB&T's reportable business segments:

                                                              For the Three Months Ended March 31, 1999
                  ------------------------------------------------------------------------------------------------------------
                                                              Investment                                             Other
                                                               Banking                     All         Total       Revenues
                    Banking    Mortgage    Trust     Agency      and                      Other       Segment         and
                    Network    Banking    Services  Insurance Brokerage   Treasury    Segments(/1/)   Results    Expenses(/2/)
                  ----------- ----------  --------  --------- ---------- -----------  ------------- -----------  -------------
                                                                          (dollars in thousands)
Net interest
income (expense)
from external
customers         $   182,113 $  110,794  $(8,186)   $ 2,749   $    255  $    40,033   $   49,999   $   377,757   $   16,729
Net intersegment
interest income
(expense)              72,688    (79,113)   9,800         --         --       (4,491)          --        (1,116)      (3,606)
                  ----------- ----------  -------    -------   --------  -----------   ----------   -----------   ----------
Net interest
income                254,801     31,681    1,614      2,749        255       35,542       49,999       376,641       13,123
                  ----------- ----------  -------    -------   --------  -----------   ----------   -----------   ----------
Provision for
loan and lease
losses                 21,738        713       --        978         --           22        4,110        27,561          551
Noninterest
income from
external
customers             103,222     32,844   11,359     16,796     16,316        1,354        6,259       188,150        2,992
 Intersegment
noninterest
income                 13,594      1,313      161         --         --          142           --        15,210          130
Noninterest
expense               124,547     15,351    7,429     13,540     10,875        1,073       12,009       184,824       63,487
Intersegment
noninterest
expense                58,796      4,679      629        769        448        2,459        1,384        69,164      (14,095)
                  ----------- ----------  -------    -------   --------  -----------   ----------   -----------   ----------
Income before
income taxes and
the charge for
capital               166,536     45,095    5,076      4,258      5,248       33,484       38,755       298,452      (33,698)
Provision for
income taxes           62,539     17,024    1,916      1,607      2,059       10,802        5,209       101,156      (15,538)
                  ----------- ----------  -------    -------   --------  -----------   ----------   -----------   ----------
Net income
before the
charge for
capital               103,997     28,071    3,160      2,651      3,189       22,682       33,546       197,296      (18,160)
Charge for
capital                30,895      2,983      364         --         --          323           --        34,565          297
                  ----------- ----------  -------    -------   --------  -----------   ----------   -----------   ----------
Net income after
charge for
capital           $    73,102 $   25,088  $ 2,796    $ 2,651   $  3,189  $    22,359   $   33,546   $   162,731   $  (18,457)
                  ----------- ----------  -------    -------   --------  -----------   ----------   -----------   ----------
Identifiable
segment assets    $19,277,573 $5,911,572  $14,953    $99,170   $525,448  $10,711,170   $2,553,201   $39,093,087   $2,189,664
                  ----------- ----------  -------    -------   --------  -----------   ----------   -----------   ----------
                  Reconciling
                     Items
                       &              Consolidated
                  Eliminations           Totals
                  ------------------- ------------
Net interest
income (expense)
from external
customers         $   (50,109)(/4/)   $   344,377
Net intersegment
interest income
(expense)               4,722  (/3/)           --
                  ------------------- ------------
Net interest
income                (45,387)            344,377
                  ------------------- ------------
Provision for
loan and lease
losses                 (8,112)(/4/)        20,000
Noninterest
income from
external
customers             (29,958)(/4/)       161,184
 Intersegment
noninterest
income                (15,340)(/3/)            --
Noninterest
expense                33,497  (/4/)      281,808
Intersegment
noninterest
expense               (55,069)(/3/)            --
                  ------------------- ------------
Income before
income taxes and
the charge for
capital               (61,001)            203,753
Provision for
income taxes          (20,288)(/4/)        65,330
                  ------------------- ------------
Net income
before the
charge for
capital               (40,713)            138,423
Charge for
capital               (34,862)(/3/)            --
                  ------------------- ------------
Net income after
charge for
capital           $    (5,851)        $   138,423
                  ------------------- ------------
Identifiable
segment assets    $(3,491,261)(/4/)   $37,791,490
                  ------------------- ------------

----
(1) Financial data for segments below the quantitative thresholds requiring disclosure are attributable to a number of smaller operating segments. Those segments include a sub-prime auto lender, a factoring operation, a commercial lawn care finance company, a home equity finance company and a leasing company.
(2) Other revenues and expenses include amounts incurred by BB&T's support functions not allocated to the various segments. Amounts include any unallocated provision for loan and lease losses and unallocated general corporate expenses, as well as costs associated with BB&T's Year 2000 compliance efforts.
(3) BB&T's reconciliation of total segment results to consolidated results requires the elimination of the internal management accounting practices. These adjustments include the elimination of the Funds Transfer Pricing credits and charges, the elimination of intersegment capital credits and charges, the elimination of the intersegment noninterest revenues and the elimination of overhead expenses allocated to the various segments. See BB&T's Annual Report on Form 10-K for a description of these internal accounting practices.
(4) To reflect elimination entries necessary to consolidated the segment data.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        ANALYSIS OF FINANCIAL CONDITION

  BB&T's total assets at March 31, 1999, were $37.8 billion, a $1.4 billion increase from the balance at December 31, 1998. The balance sheet categories that accounted for most of the increase were loans and leases, including loans held for sale, which grew $257.6 million, securities available for sale, which increased $1.1 billion, Federal funds sold and securities purchased under resale agreements or similar arrangements, which increased $142.4 million, and other assets, which grew $86.9 million compared to year-end 1998. These increases were partially offset by declines in cash and due from banks, which decreased $133.4 million and securities held to maturity, which decreased $64.4 million.

  Total deposits increased $156.0 million, short-term borrowed funds increased $961.6 million and long-term debt increased $222.8 million during the first quarter of 1999. Total shareholders' equity increased $24.5 million during the same time frame.

  The factors causing the fluctuations in these balance sheet categories are further discussed in the following paragraphs.

Loans and Leases

  BB&T's overall loan growth was strong during the first quarter of 1999, with end of period loans, including loans held for sale, increasing 4.2% on an annualized basis since year-end 1998. Average loans increased 8.9% on an annualized basis in the first quarter of 1999 compared to the same period in 1998. The overall growth in loans was reduced by a significant decline in loans held for sale during the first quarter. At March 31, 1999, loans held for sale totaled $751.4 million, down $284.2 million, or 111% on an annualized basis, from the December 31, 1998 balance. Loans held for sale are subject to significant fluctuations from quarter to quarter based on the volume of mortgage loan production. Excluding the decrease in loans held for sale, annualized loan growth from December 31, 1998, to March 31, 1999, was 9.3%.

  BB&T continues to focus lending efforts on commercial and consumer loans, which are generally more profitable than mortgages. BB&T's acquisition strategy in recent years has resulted in mergers with a number of thrift institutions, which created a concentration of mortgage loans in the portfolio. Through securitizations and sales of fixed rate mortgage loans, management has changed the mix of loans to improve the profitability of the overall portfolio. During the first quarter of 1999, average mortgage loans decreased 5.5%, on an annualized basis, compared to the fourth quarter of 1998 and were up 5.8% for the first three months of 1999 compared to the first three months of 1998. Average commercial loans, including leasing, increased 15.8% in this year's first quarter compared to the first quarter of 1998 and 17.3% on an annualized basis for the first quarter compared to the fourth quarter of 1998. Average consumer loans, which includes sales finance, revolving credit and direct retail, increased 7.6% in the first quarter of 1999 compared to the same period in 1998, and 7.5% on an annualized basis comparing the first quarter of 1999 and the last three months of 1998. The slower growth in consumer lending has been affected by refinancing of mortgage loans as BB&T's clients, in some cases, pay down credit card and home equity lines with proceeds from mortgage refinancing.

  The 1999 loan growth rates include the effects of loans that were acquired through purchase accounting transactions. BB&T acquired $1.0 billion in loans during 1998 through the purchases of DCI, Stanley and Maryland Federal. Excluding the impact of these purchase accounting transactions, average "internal" loan growth for the three months ended March 31, 1999, was 6.7% compared to the first quarter of 1998. By category, excluding these purchase accounting transactions, average mortgage loans decreased 7.7% for the quarter, commercial loans grew 11.9%, revolving credit increased 3.6% and direct retail loans were up 3.7% compared to the first quarter of 1998.

  The average annualized yields on commercial, consumer and mortgage loans for the first quarter of 1999 were 8.64%, 9.88%, and 7.48%, respectively, resulting in an average yield on the total loan portfolio of 8.68%. This reflects a decrease of 49 basis points from the 9.17% earned on total average loans during the first quarter of 1998.

Securities

  Securities available for sale, which totaled $9.8 billion, increased $1.1 billion from December 31, 1998. These securities had net unrealized gains, net of deferred income taxes, of $29.7 million at March 31, 1999, compared to $61.0 million at December 31, 1998. Securities held to maturity totaled $110.3 million, down $64.4 million from year-end 1998. The annualized average yield on the total securities portfolio for the first three months of 1999 was 6.59%, down 24 basis points from the net yield earned in the first three months of 1998.

Other Interest-Earnings Assets

  Federal funds sold and securities purchased under resale agreements or similar arrangements increased $142.4 million during the first three months of 1999, or 137.9%, on an annualized basis, compared to December 31, 1998. The average yield on other interest-earning assets for the first three months of 1999 was 4.68%, down from 5.83% earned during the first three months of 1998.

Other Assets

  BB&T's other noninterest-earning assets, excluding premises and equipment, increased $86.9 million from December 31, 1998, to March 31, 1999. The increase results primarily from higher goodwill, which increased $77.8 million during the three months principally because of the acquisition of Scott & Stringfellow. In addition, capitalized mortgage servicing rights increased $15.5 million over the same time frame.

Deposits

  Total deposits increased $156.0 million from December 31, 1998 to March 31, 1999. Certificates of deposit and other time deposits led the increase by growing $295.1 million, an annualized rate of 10.0%. Money rate savings accounts grew $59.0 million, or 3.4% on an annualized basis. Noninterest-bearing deposits decreased $113.0 million during the first three months, an annualized rate of 13.2%. Savings and interest checking decreased $85.1 million, or 19.3% on an annualized basis.

  The growth in overall deposits primarily results from purchase accounting transactions and from the ongoing promotion of BB&T's "Investor Deposit Account," which is a money rate savings account that provides greater flexibility than traditional certificate accounts and is more cost effective than certificates of deposit. On average, the first quarter balance of investor deposit accounts totaled $3.1 billion, compared to a first quarter 1998 average of $2.1 billion, which reflects a 50.7% growth rate.

  BB&T acquired $813.3 million of deposits on September 30, 1998, through the purchase of Maryland Federal. Excluding the impact of this acquisition, BB&T's average quarterly deposits would have been $23.3 billion, 5.4% greater than the average balance for the first quarter of 1998.

  The annualized average cost for total interest-bearing deposits during the first three months of 1999 was 4.08%, down 34 basis points from the comparable period of 1998.

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

  During the first quarter, end of period short-term borrowed funds increased $961.6 million, or 25.9%, compared to year-end 1998. However, on average, short-term borrowed funds decreased $157.2 million for the three months ended March 31, 1999, compared to the same period in 1998, to a balance of $4.0 billion. The average annualized rate paid on short-term borrowed funds was 4.70% for the first three months of 1999, down from 5.34% for the same period in 1998.

Long-term Debt

  Long-term debt consists primarily of FHLB advances, medium term bank notes and corporate subordinated debt. These borrowings are currently being utilized because they are relatively cost-effective long-term funding sources and provide BB&T with the flexibility to structure funding needs to aid in the management of interest rate risk and liquidity. Long-term debt totaled $5.2 billion at March 31, 1999, an increase of $222.8 million, or 4.5%, from the balance at December 31, 1998. On average, long-term debt increased $1.1 billion for the first three months of 1999 compared to the first three months of 1998. Long-term debt has been utilized for a variety of funding needs, including the repurchase of shares of BB&T's common stock in conjunction with various acquisitions.

Asset Quality

  Nonperforming assets (composed of foreclosed assets, nonaccrual loans and restructured loans) totaled $116.5 million at March 31, 1999, compared to $118.3 million at December 31, 1998. Nonperforming assets, as a percentage of loan-related assets, were .47% at March 31, 1999, compared to .48% at December 31, 1998. Loans 90 days or more past due and still accruing interest totaled $40.9 million compared to a year-end 1998 balance of $54.2 million.

  Net charge-offs totaled $12.6 million and amounted to .21% of average loans and leases, on an annualized basis, in the first quarter of 1999 compared to $15.8 million, or .29% of average loans and leases, in the corresponding period in 1998. The decrease in net charge-offs as a percentage of average loans and leases results from improved overall asset quality and lower charge-offs at Regional Acceptance Corporation, BB&T's nonstandard automobile finance company.

  The allowance for loan and lease losses was $338.0 million, or 1.35% of loans and leases, at March 31, 1999, compared to $330.6 million, or 1.34% of loans and leases, at December 31, 1998. The provision for loan and lease losses for the first quarter of 1999 was $20.0 million, compared to $23.4 million in the first quarter of 1998. The lower provision results from lower net charge-offs during 1999 and positive trends in nonaccrual loans and leases and other nonperforming assets.

  Asset quality statistics relevant to the last five calendar quarters are presented in the accompanying table.

                             ASSET QUALITY ANALYSIS
                             (Dollars in thousands)

                              3/31/99   12/31/98  9/30/98   6/30/98   3/31/98
                              --------  --------  --------  --------  --------
Allowance For Loan & Lease
 Losses
 Beginning balance            $330,615  $328,244  $308,968  $301,191  $292,667
 Allowance for acquired
  loans                             --        --    15,542     1,269       858
 Provision for loan and
  lease losses                  20,000    22,765    21,229    23,038    23,438
 Net charge-offs               (12,632)  (20,394)  (17,495)  (16,530)  (15,772)
                              --------  --------  --------  --------  --------
  Ending balance              $337,983  $330,615  $328,244  $308,968  $301,191
                              ========  ========  ========  ========  ========
Risk Assets
 Nonaccrual loans and leases  $ 86,457  $ 88,847  $ 89,067  $ 84,062  $ 97,938
 Foreclosed real estate         18,969    17,428    21,778    20,761    17,072
 Other foreclosed property      10,539    11,548    11,669    14,189    14,878
 Restructured loans                520       522       525       528        --
                              --------  --------  --------  --------  --------
  Total nonperforming assets  $116,485  $118,345  $123,039  $119,540  $129,888
                              ========  ========  ========  ========  ========
 Loans 90 days or more past
  due and still accruing      $ 40,948  $ 54,226  $ 51,107  $ 52,881  $ 46,864
                              ========  ========  ========  ========  ========
Asset Quality Ratios
Nonaccrual loans and leases
 as a percentage of total
 loans and leases                  .35%      .36%      .37%      .36%      .43%
Total nonperforming assets
 as a percentage of:
 Total assets                      .31       .33       .34       .35       .38
 Loans and leases plus
  foreclosed property              .47       .48       .51       .51       .57
Net charge-offs as a
 percentage of average loans
 and leases                        .21       .33       .30       .29       .29
Allowance for loan and lease
 losses as a percentage of
 loans and leases                 1.35      1.34      1.36      1.32      1.32
Ratio of allowance for loan
 and lease losses to:
 Net charge-offs                  6.60x     4.09x     4.73x     4.66x     4.71x
 Nonaccrual and restructured
  loans and leases                3.89      3.70      3.66      3.65      3.08

--------
All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

MARKET RISK MANAGEMENT

  The effective management of market risk is essential to achieving the Corporation's objectives. As a financial institution, BB&T's basic market risk exposure is interest rate risk. A primary objective in interest rate risk management is to minimize the effect that changes in interest rates on interest-sensitive assets and interest-sensitive liabilities have on net interest income. Management uses active balance sheet management as an efficient and cost-effective means of controlling interest rate risk. This is accomplished through strategic pricing of asset and liability accounts. The expected result of this process is the development of appropriate maturity and repricing opportunities in those accounts to produce consistent earnings during changing interest rate environments. The Asset / Liability Management Committee ("ALCO") monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk.

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

  Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the sensitivity of earnings to changes in interest rates. Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T's interest sensitivity by means of a computer model that incorporates current volumes and rates, maturities, repricing opportunities and anticipated growth of asset and liability portfolios. The model calculates an earnings estimate based on current and projected portfolio balances and interest rates. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances will have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better illustration of true earnings potential than other analyses such as static or dynamic gap.

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

  The following table represents the interest sensitivity position of BB&T as of March 31, 1999. This position can be modified by management within a relatively short time period if necessary through the use of various techniques, including securitizing assets, changing funding and investment strategies and utilizing derivative financial instruments. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets; cash flows and maturities of derivative financial instruments; changes in market conditions, loan and deposit volumes and pricing; customer preferences; and capital plans. This tabular data does not reflect the impact of any changes in the credit quality of BB&T's assets. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances of assets and liabilities incorporating the projected effect of maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

                    Interest Sensitivity Simulation Analysis

             Interest                               Annualized
               Rate                                Hypothetical
             Scenario                               Percentage
             --------                                Change in
                                   Prime           Net Interest
              Linear               Rate               Income
              ------               -----           ------------
               +3.00%              10.75%              -3.70%
               +1.50                9.25               -2.63
               -1.50                6.25                -.07
               -3.00                4.75                -.40

  Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over three months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At March 31, 1999, the sensitivity of BB&T's net interest income to changes in interest rates was within management's targets, as indicated in the accompanying table.

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

  Many of BB&T's derivative contracts are written in amounts referred to as notional amounts. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating payments between the counterparties. On March 31, 1999, BB&T had outstanding interest rate swaps, caps, floors and collars with notional amounts totaling $3.3 billion. The estimated fair value of open contracts used for risk management purposes reflected net unrealized gains of $26.4 million at March 31, 1999.

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

  A derivative is a financial instrument that derives its cash flows, and therefore its value, from an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the interest rate swaps, caps and floors to which BB&T is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit exposure to which BB&T is exposed at any time is immaterial. Further, BB&T has netting agreements with the dealers with which it does business. Because of these netting agreements, BB&T had a minimal amount of off-balance sheet credit exposure at March 31, 1999.

  SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. The following tables set forth certain information concerning BB&T's interest rate swaps, caps, floors and collars at March 31, 1999:

                 Interest Rate Swaps, Caps, Floors and Collars
                                 March 31, 1999
                             (Dollars in thousands)

                           Notional     Receive           Pay         Net Unrealized
Type                        Amount        Rate            Rate        Gains (Losses)
----                      -----------  ----------  ------------------ --------------
Receive fixed swaps       $  770,000         6.35%           4.99%      $   27,270
Pay fixed swaps            1,197,893         5.00            5.67           (1,168)
Basis swaps                   50,000         4.95            4.97               (3)
Caps, floors & collars     1,247,250           --              --              349
                          ----------   ----------      ----------       ----------
Total                     $3,265,143         5.51%           5.39%      $   26,448
                          ==========   ==========      ==========       ==========
                            Receive    Pay Fixed   Basis Swaps, Caps,
Year-to-date Activity     Fixed Swaps    Swaps      Floors & Collars      Total
---------------------     -----------  ----------  ------------------ --------------
Balance, December 31,
 1998                     $1,266,200   $1,180,146      $1,297,250       $3,743,596
Additions                     15,000       29,904              --           44,904
Maturities/amortizations    (511,200)     (12,157)             --         (523,357)
Terminations                      --           --              --               --
                          ----------   ----------      ----------       ----------
Balance, March 31, 1999   $  770,000   $1,197,893      $1,297,250       $3,265,143
                          ==========   ==========      ==========       ==========
                           One Year      One to        After Five
Maturity Schedule*          or Less    Five Years        Years            Total
------------------        -----------  ----------  ------------------ --------------
Receive fixed swaps       $  200,000   $  295,000      $  275,000       $  770,000
Pay fixed swaps            1,001,646      108,954          87,293        1,197,893
Basis swaps                   50,000           --              --           50,000
Caps, floors & collars       500,000      747,250              --        1,247,250
                          ----------   ----------      ----------       ----------
Total                     $1,751,646   $1,151,204      $  362,293       $3,265,143
                          ==========   ==========      ==========       ==========

--------
* Maturities are based on full contract extensions.

CAPITAL ADEQUACY AND RESOURCES

  The maintenance of appropriate levels of capital is a management priority. Capital adequacy is monitored on an ongoing basis by management. BB&T's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base to support future growth and comply with all regulatory standards.

  Total shareholders' equity was $2.9 billion at both March 31, 1999 and December 31, 1998. BB&T's book value per common share at March 31, 1999, was $9.59 compared to $9.53 at December 31, 1998.

  The ratios of Tier 1 capital (total shareholders' equity excluding unrealized gains or losses on securities available for sale, net of taxes, and nonqualifying intangible assets) and total capital (Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) to risk-weighted assets are defined by Federal Bank Regulatory guidelines. An 8.00% minimum of total capital to risk-weighted assets is required. One-half of the 8.00% minimum must consist of Tier 1 capital under regulatory guidelines. The Tier 1 leverage ratio, established by Federal Bank Regulatory guidelines, measures Tier 1 capital to average total assets less nonqualifying intangibles. The regulatory minimum for the leverage ratio is 3.00% to 5.00% depending upon Federal bank regulatory agency evaluation of an organization's overall safety and soundness. These capital ratios relative to the last five quarters are presented in the accompanying table:

                            CAPITAL ADEQUACY RATIOS

                             1999                1998
                            ------- -------------------------------
                             First  Fourth   Third  Second   First
                            Quarter Quarter Quarter Quarter Quarter
                            ------- ------- ------- ------- -------
Risk-based capital ratios:
 Tier 1 capital               9.7%   10.3%   10.5%   10.5%   10.8%
 Total capital               14.2    15.0    15.3    15.6    14.3
Tier 1 leverage ratio         6.9     7.0     7.3     7.0     7.3

ANALYSIS OF RESULTS OF OPERATIONS

  Net income for the first quarter of 1999 totaled $138.4 million, an increase of 14.9% over the $120.4 million earned during the first quarter of 1998. On a diluted per share basis, earnings for the three months ended March 31, 1999 were $.44, compared to $.39 for the same period in 1998, an increase of 12.8%. BB&T's operating results for the first quarter of 1999 produced an annualized return on average assets of 1.53% and an annualized return on average shareholders' equity of 19.11% compared to prior year ratios of 1.47% and 18.43%, respectively.

  BB&T's earnings for the first quarters of 1999 and 1998 were adversely affected by costs of a nonrecurring nature principally associated with consummating mergers and acquisitions. During the first quarter of 1998, BB&T recorded $6.0 million in after-tax expenses primarily associated with the Life merger. These charges included professional fees, as well as costs in connection with the reduction of staffing levels, early retirement packages and other personnel-related expenses. During the first quarter of 1999, $10.4 million in after-tax charges were recorded in conjunction with completing the MainStreet merger. These costs included professional fees, personnel-related expenses and occupancy and equipment costs.

  Excluding the impact of these merger-related charges on operating results, BB&T would have had first quarter 1999 net income of $148.8 million, an increase of 17.7%, compared to the $126.5 million earned in the first quarter of 1998. On a diluted per share basis, first quarter earnings excluding these changes were $.48, compared to $.41 earned in the first quarter last year, an increase of 17.1%. Earnings before nonrecurring expenses for the first three months of 1999 produced an annualized return on average assets of 1.65% and a return on average equity of 20.54%, compared to prior year ratios of 1.54% and 19.35%, respectively.

  BB&T's growth in recurring earnings resulted from three principal factors. First, BB&T's noninterest income continues to grow at a very strong pace, increasing 28.5% for the three months ended March 31, 1999, compared to the same period in 1998. Second, as discussed above, BB&T has experienced positive growth in loans and securities during the first quarter, which resulted in an 8.3% increase in net interest income on a fully taxable equivalent ("FTE") basis in the first quarter of 1999, compared to the first quarter of 1998. Third, BB&T has continued to effectively manage the growth of noninterest expenses. Excluding the effect of acquisitions accounted for by the purchase method of accounting, recurring noninterest expense increased 6.9% in the first quarter of 1999 compared to the same period in 1998.

Net Interest Income and Net Interest Margin

  Net interest income on an FTE basis was $362.6 million for the first quarter of 1999 compared to $334.9 million for the same period in 1998, a 8.3% increase. For the three months ended March 31, 1999, average interest-earning assets increased $3.0 billion, or 9.6%, to $34.1 billion over the first quarter of 1998, while average interest-bearing liabilities increased by $2.6 billion. During the same time period, the net interest margin decreased from a first quarter 1998 rate of 4.33% to a rate of 4.28% in the current quarter. The 5 basis point decline in margin was primarily the result of increased funding costs associated with BB&T's share repurchase program, which resulted in a reduction in margin of 7 basis points during the quarter, and the acquisition of Maryland Federal, which resulted in a 5 basis point decline in the net interest margin.

  The following table sets forth the major components of net interest income and the related yields for the first quarter of 1999 compared to the first quarter of 1998, and the variances between the periods caused by changes in interest rates versus changes in volumes.

   Net Interest Income and Rate / Volume Analysis For the Three Months Ended
                            March 31, 1999 and 1998

                             Average Balances     Yield / Rate    Income / Expense              Change due to
                          ----------------------- --------------  -----------------  Increase  ----------------
Fully Taxable Equivalent
- (Dollars in thousands)     1999        1998      1999    1998     1999     1998   (Decrease)  Rate    Volume
------------------------  ----------- ----------- ------  ------  -------- -------- ---------- -------  -------
Assets
Securities(1):
U.S. Treasury,
government and other (5)  $ 8,780,620 $ 8,272,961   6.53%   6.76% $143,349 $139,842  $ 3,507   $(4,819) $ 8,326
States and political
subdivisions                  365,515     238,528   7.72    8.44     7,051    5,033    2,018      (457)   2,475
                          ----------- ----------- ------  ------  -------- --------  -------   -------  -------
 Total securities (5)       9,146,135   8,511,489   6.59    6.83   150,400  144,875    5,525    (5,276)  10,801
Other earning assets (2)      126,241     236,579   4.68    5.83     1,457    3,403   (1,946)     (579)  (1,367)
Loans and leases, net
of unearned income
(1)(3)(4)(5)               24,838,412  22,382,333   8.68    9.17   533,480  507,411   26,069   (27,631)  53,700
                          ----------- ----------- ------  ------  -------- --------  -------   -------  -------
 Total earning assets      34,110,788  31,130,401   8.11    8.50   685,337  655,689   29,648   (33,486)  63,134
                          ----------- ----------- ------  ------  -------- --------  -------   -------  -------
 Non-earning assets         2,499,747   2,162,144
                          ----------- -----------
  Total assets            $36,610,535 $33,292,545
                          =========== ===========
Liabilities and
Shareholders' Equity
Interest-bearing
deposits:
Savings and interest-
checking                  $ 1,784,789 $ 2,052,704   1.64    1.96     7,228    9,912   (2,684)   (1,484)  (1,200)
Money rate savings          6,848,137   5,443,807   2.82    3.03    47,640   40,728    6,912    (3,015)   9,927
Other time deposits        12,203,097  11,705,378   5.15    5.50   154,891  158,652   (3,761)  (10,335)   6,574
                          ----------- ----------- ------  ------  -------- --------  -------   -------  -------
 Total interest-bearing
 deposits                  20,836,023  19,201,889   4.08    4.42   209,759  209,292      467   (14,834)  15,301
Short-term borrowed
funds                       3,988,764   4,145,971   4.70    5.34    46,262   54,594   (8,332)   (6,321)  (2,011)
Long-term debt              4,973,629   3,890,169   5.41    5.89    66,758   56,898    9,860    (4,980)  14,840
                          ----------- ----------- ------  ------  -------- --------  -------   -------  -------
 Total interest-bearing
 liabilities               29,798,416  27,238,029   4.39    4.77   322,779  320,784    1,995   (26,135)  28,130
                          ----------- ----------- ------  ------  -------- --------  -------   -------  -------
 Noninterest-bearing
 deposits                   3,283,300   2,904,866
 Other liabilities            590,981     499,206
 Shareholders' equity       2,937,838   2,650,444
                          ----------- -----------
 Total liabilities and
 shareholders' equity     $36,610,535 $33,292,545
                          =========== ===========
Average interest rate
spread                                              3.72    3.73
Net yield on earning
assets                                              4.28%   4.33% $362,558 $334,905  $27,653   $(7,351) $35,004
                                                  ======  ======  ======== ========  =======   =======  =======
Taxable equivalent
adjustment                                                        $ 18,181 $ 15,565
                                                                  ======== ========

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

Noninterest Income

  Noninterest income for the three months ended March 31, 1999, was $161.2 million compared to $125.4 million for the same period in 1998, an increase of 28.5%. Excluding the impact of purchase accounting acquisitions, BB&T's noninterest income would have increased 25.8% in the first quarter of 1999 compared to 1998.

  BB&T experienced growth in all significant areas of noninterest income. Service charges on deposits, mortgage banking revenues, agency insurance commissions and other fees and commissions all showed strong gains during the period. The percentage of total revenues (tax-equivalent net interest income plus noninterest income excluding securities gains or losses) derived from noninterest income, was 30.8% for the three months ended March 31, 1999, up from 26.8% for the first quarter of 1998.

  Service charges on deposits increased $5.2 million, or 12.2%, for the first quarter of 1999, compared to the first quarter of 1998. The primary factor contributing to this growth was an increase in the number of accounts subject to service charges. The largest components of the growth within service charges on deposits included account analysis fees on commercial transaction accounts, service charges on commercial and personal accounts and overdraft charges.

  Trust income increased $4.0 million, or 45.6%, for the three months ended March 31, 1999, from the same period a year ago. Approximately 15% of the increase resulted from the acquisition of W.E. Stanley at the end of the second quarter of 1998. Also, assets under management have increased to $9.5 billion, an increase of approximately 6% from the first quarter of 1998. The remaining increase reflects internal growth, driven principally by increased estate fees and higher fees from the administration of the North Carolina State 401-k plan, which is the nation's largest state-sponsored 401-k retirement plan.

  Agency insurance commissions increased $2.8 million, or 20.1%, in the first quarter of 1999 compared to the same three-month period of 1998. This resulted from growth in property and casualty insurance commissions, contingent insurance commissions and the purchase of additional agencies. BB&T has the largest independent insurance agency system in the Carolinas, and one of the largest bank-owned agency systems in the country. Over the past several quarters, the network has expanded the types of products offered to include group health, surety bonds, title insurance and life insurance.

  Income from mortgage banking activities increased $17.4 million, or 113.0%, for the three months ended March 31, 1999, compared to the same period in 1998. The dramatic increase resulted from significantly higher volumes of mortgage loans originated in 1998 and sold during the first quarter of 1999. Mortgage banking operations also benefited from higher mortgage loan servicing fee income and underwriting fee income, as well as a significant increase in gains on mortgage loans sold.

  Other nondeposit fees and commissions increased by $4.6 million, or 17.9%, to a level of $30.1 million for the three months ended March 31, 1999, compared with $25.5 million for the first quarter of 1998. The components generating the increase in nondeposit fees and commissions were revenues from investment services, up $1.3 million, bankcard-related fees, up $1.4 million and growth in fee income of $1.2 million at Craigie, Inc., BB&T's investment banking and brokerage subsidiary.

  Other income increased $4.4 million, or 32.2%, in the first quarter of 1999 compared to 1998 primarily as a result of growth in income from Craigie, which was up $2.5 million compared to the first quarter of 1998. BB&T also experienced increases in income from corporate owned life insurance policies and revenues from check sales.

Noninterest Expense

  Noninterest expenses totaled $281.8 million for the first quarter of 1999 compared to $245.0 million for the same period a year ago, an increase of 15.0%. Noninterest expense for 1999 includes $15.8 million of nonrecurring expenses associated with the acquisition of MainStreet, while the first three months of 1998 include $7.8 million of costs resulting from the merger with Life Bancorp. Excluding these merger costs from both years, noninterest expenses increased $28.8 million, or 12.1%. Excluding the effects of business combinations accounted for as purchases that have been completed since March 31, 1999, noninterest expense for the first quarter of 1999 would have increased 6.9% from the first quarter of 1998. BB&T's efficiency ratio, which measures the percentage of recurring expenses to total revenues on an FTE basis, was 50.7% for the first quarter of 1999, improved from the 51.6% in the first three months of 1998.

  Personnel expense, the largest component of noninterest expense, was $141.2 million for the first quarter of 1999 compared to $123.7 million for the same period in 1998, an increase of $17.5 million, or 14.2%. Personnel expense for 1999 includes $5.5 million of the costs related to the acquisition of MainStreet, while the prior year expense includes $2.4 million of expenses associated with the Life merger. Excluding these costs, personnel expense would have totaled $135.7 million for the first quarter of 1999 and $121.2 million for the first quarter last year, an increase of $14.5 million. This growth results from annual salary adjustments, which typically begin in April, higher incentive compensation costs and the effect of acquisitions accounted for as purchases completed since March 31, 1998.

  Occupancy and equipment expense for the three months ended March 31, 1999, totaled $48.1 million, an increase of $9.2 million, or 23.6%, compared to 1998. Excluding the nonrecurring charges discussed above from 1999 and 1998, occupancy and equipment expense would have totaled $44.2 million, up $5.4 million, or 14.0%, compared to the first quarter of 1998. This increase was principally due to acquisitions accounted for as purchases, costs associated with the maintenance of computer equipment and other furniture and equipment costs.

  The amortization of intangible assets and mortgage servicing rights totaled $15.8 million for the three months ended March 31, 1999, a $5.6 million, or 54.3%, increase from the amount incurred in the first quarter of 1998. This increase was the result of a $1.9 million increase in amortization of mortgage loan servicing rights and increased amortization of goodwill due to acquisitions consummated using purchase accounting. Total goodwill and other intangibles have increased from $231.8 million at March 31, 1998 to $477.6 million at March 31, 1999.

  Other noninterest expenses for the first quarter of 1999 totaled $76.6 million, an increase of $4.5 million, or 6.2%, compared to 1998. Excluding the impact of the nonrecurring charges discussed above from both 1999 and 1998, other noninterest expense would have totaled $70.3 million for the first quarter, up $3.3 million, or 5.0%. This increase was primarily due to purchase accounting acquisitions and higher expenses at Craigie and Regional Acceptance.

Provision for Income Taxes

  The provision for income taxes totaled $65.3 million for the first quarter of 1999, an increase of $9.5 million, or 16.9%, compared to the first three months of 1998. Excluding the tax benefits associated with the nonrecurring charges detailed above, the provision for income taxes for the first quarter would have been $70.8 million, an increase of $13.1 million, or 22.8%. The effective tax rates on recurring pretax income were 32.2% and 31.3% for the three months ended March 31, 1999 and 1998, respectively.

                             PROFITABILITY MEASURES

                                         1999                1998
                                        ------- -------------------------------
                                         First  Fourth   Third  Second   First
                                        Quarter Quarter Quarter Quarter Quarter
                                        ------- ------- ------- ------- -------
Return on average assets                  1.53%   1.45%   1.54%   1.50%   1.47%
Return on average common equity          19.11   17.90   19.96   19.52   18.43
Net interest margin                       4.28    4.28    4.36    4.25    4.33
Efficiency ratio (taxable equivalent)*    50.7    52.5    51.6    52.3    51.6

--------
* Excludes securities gains (losses), foreclosed property expense and nonrecurring items.

First Quarter 1999 Year 2000 Readiness Disclosure

  The Year 2000 issue is pervasive and presents both technical and business risks affecting most, if not all, of BB&T's business activities. The "Year 2000 Issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and equipment with embedded microchips as the Year 2000 approaches. These problems generally arise because most of the world's computer hardware and software has historically used only two digits to identify the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. If not corrected, this could result in system errors or failures causing disruptions of normal business operations.

  BB&T began planning its Year 2000 strategy in 1996. Management determined that it would be required to modify or replace significant portions of BB&T's information technology platform and other systems in order for them to be Year 2000 ready. Computer systems that have the ability to process dates before, during and after January 1, 2000, without malfunction are considered to be "Year 2000 Ready." In early 1997, BB&T formed a Year 2000 Program Office, which operates as a joint effort between BB&T and outside service providers. The mission of the Program Office is to address Year 2000 issues affecting BB&T's various systems. The program office management committee meets regularly to review and document the progress of the Year 2000 project.

Year 2000 Project

  BB&T's Year 2000 strategy is divided into five major phases: inventory, assessment, remediation, testing and change / clean management ("Year 2000 Project"). During the inventory and assessment phases, BB&T identified all specific systems that required modification or replacement and assessed the steps necessary to remediate the Year 2000 Issue. In the remediation phase, the systems requiring remediation were replaced, modified or retired, as appropriate. The testing phase includes internal and external testing with third parties to ensure that the remediated systems will accurately process dates and date data before, on and after January 1, 2000. Finally, the change / clean management phase includes placing the remediated systems back into production, and the implementation of processes and procedures to monitor and to protect remediated systems from alterations that might affect Year 2000 readiness.

  In order to carry out the Year 2000 project, BB&T divided its internal and external systems into three major categories: core business systems, distributed business systems and non-information technology systems. The core business systems are those systems that run on BB&T's mainframe. The distributed systems are those systems that do not run on the mainframe. The non-information technology systems are those systems that have embedded microchips or microprocessors controlling the function of equipment; such as elevators, fire and security systems, etc. These three categories are further broken down into mission-critical and non-mission-critical systems. BB&T prioritized its systems for remediation based on their overall importance to the operations of BB&T. Mission-critical systems are those systems that are critical to the operations of BB&T and / or vital to the business continuity of BB&T. While the Year 2000 Project will address all internal and external systems used by BB&T to conduct its business, the highest priority was given to mission-critical systems.

State of Readiness

BB&T's current state of readiness as of May 14, 1999, is as follows:

  Core business systems mission-critical and non-mission critical: The inventory, assessment and remediation phases have been completed and the testing phase is substantially complete. BB&T has placed 100% of remediated core business systems back into production.

  Distributed business systems mission-critical: The inventory, assessment and remediation phases have been completed and the testing phase is substantially complete. BB&T has placed 96% of remediated mission-critical distributed business systems back into production.

  Distributed business systems non-mission-critical: The inventory and assessment phases are complete and the majority of the remediation phase is complete. Management anticipates that remediation and testing for these systems will be completed by June 30, 1999.

  Non-information technology systems mission-critical: Embedded technology controls certain building security and operations, such as power management, elevators and security systems. All facilities, including buildings, equipment and other infrastructure using embedded technology are being evaluated. We expect that those facilities in which critical processes are performed will be confirmed as Year 2000 ready by June 30, 1999.

  As BB&T has completed testing for each of the above systems, the change / clean management phase has been implemented. Change / clean management will be an ongoing process that will continue into the Year 2000. Management anticipates that BB&T will be substantially complete with all phases of the Year 2000 project by June 30, 1999, in accordance with Federal guidelines.

  BB&T's Year 2000 readiness plans and status have been reviewed during compliance audits by various state and Federal regulators. These reviews have not resulted in any significant findings of deficiency by regulators and BB&T has not failed to meet any important deadlines during the Year 2000 project.

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

Third Party Assessments

  BB&T relies on numerous third parties and conducts formal communications on an ongoing basis with these third parties to determine the extent to which BB&T may be vulnerable to their failure to remediate their own Year 2000 issues. These third parties include providers of core and distributed systems-related products and services; external agents, which include government agencies and other agents requiring systems interfaces; infrastructure-related third parties, including utilities and telecommunications providers, landlords and miscellaneous suppliers; and capital markets partners, which includes any third parties requiring financial settlement. During the fourth quarter of 1998 and early in 1999, BB&T mailed in excess of 2,500 surveys to these third parties in order to assess the status of their Year 2000 readiness. These surveys included more than 200 third parties considered mission-critical to BB&T's operations. Information has been obtained from 92% of these mission-critical third parties. Risk assessments have been completed on the mission-critical third parties, and appropriate measures to minimize risk to the extent possible are being undertaken with those vendors that have been determined to represent high levels of risk to BB&T. Among those that have responded, management has determined that approximately 5% represent a high risk to BB&T. For these third parties, appropriate contingency plans have been developed and are constantly being monitored and revised accordingly. However, BB&T has no viable alternative for certain suppliers, such as utilities and telecommunications providers. Also, as with all financial institutions, BB&T places a high degree of reliance on the systems of other institutions, including governmental agencies, to settle transactions.

  BB&T also relies on clients to make preparations for the Year 2000 to protect their business operations from interruptions that could threaten their ability to honor their financial commitments. During 1998, BB&T developed and implemented revised underwriting policies to address Year 2000 issues for our large commercial clients and new commercial clients. Adherence to these policies is required for credits in excess of $1 million and encouraged for other significant clients. BB&T distributed in excess of 3,000 questionnaires to clients in order to assess the state of their Year 2000 readiness. Lenders were required to follow up with their clients to ensure the accuracy of the responses to the questionnaires. Based on the results of these questionnaires, clients were assigned a Year 2000 "risk grade", which is considered in the calculation of the allowance for loan and lease losses. Among these lending relationships, BB&T rated approximately 3.4% of the commercial loan portfolio as representing a high risk to BB&T, and the remaining clients were determined to represent low risk to BB&T. For clients that were judged to represent significant risks to BB&T, the allowance for loan and lease losses has been evaluated for adequacy. These risk assessments are updated quarterly for larger clients and potential new clients.

  BB&T is also assessing potential Year 2000 risks associated with its fiduciary activities. When making investment decisions or recommendations, BB&T considers Year 2000 issues in our analyses, and may take certain steps to investigate Year 2000 readiness in assessing assets held in trust.

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

Contingency Business and Event Planning

  Management is enhancing BB&T's existing business resumption plans to address various Year 2000 scenarios in the event that efforts to remediate BB&T's systems are not fully successful or are not completed in accordance with current expectations. Each line of business has significant involvement in the preparation of Year 2000 contingency plans designed to address specific business functions. The contingency plans include the use of third party service providers, alternative commercial vendors, alternative data security, redundant facilities and other contingency service suppliers. For mission-critical systems, these contingency plans have been completed. BB&T expects to complete its contingency planning for non-mission-critical systems by June 30, 1999. These plans will be amended as BB&T continues to obtain information relating to its own systems and the systems of its significant suppliers and large clients. BB&T will continually test and revise the contingency plans as the Year 2000 approaches.

Costs

  The projected total incremental cost of the Year 2000 project is currently estimated at approximately $30 million and is being funded through operating cash flows. As of March 31, 1999, a cumulative total of approximately $22.7 million had been spent on the assessment of and efforts in connection with the Year 2000 project, of which $3.7 million represented internal personnel and other costs.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit 11--"Computation of Earnings Per Share" is included herein as Note
     E.

  Exhibit 27--"Financial Data Schedule" is included in the electronically-filed document as required.

(b)  Current Reports on Form 8-K

  On January 14, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the fourth quarter and twelve months of 1998. On January 27, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to report that BB&T had entered into a definitive agreement to acquire First Citizens Corporation of Newnan, Georgia. On January 27, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to report that the Board of Directors had authorized the repurchase of up to 1.6 million shares of BB&T common stock in connection with the acquisition of MainStreet. On January 28, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to report that BB&T had entered into a definitive agreement to acquire Mason-Dixon Bancshares of Westminster, Maryland. On February 25, 1999, BB&T filed a Current Report on Form 8-K under
Item 5 to report that BB&T had entered into a definitive agreement to acquire Matewan BancShares of Williamson, West Virginia. On April 9, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to announce that BB&T and Matewan had agreed to extend the due diligence period associated with their proposed merger through April 28, 1999. On April 12, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the first quarter of 1999. On April 28, 1999, BB&T filed an amendment to the Form 8-K, originally filed February 25, 1999, to disclose renegotiated terms of the proposed acquisition of Matewan by BB&T. On April 28, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to report that the Board of Directors had authorized the repurchase of up to 10 million shares of BB&T common stock in connection with specific business combinations to be accounted for as purchases. On April 28, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to report that BB&T had entered into a definitive agreement to acquire First Liberty Financial Corp. of Macon, Georgia. On April 30, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to restate BB&T's Annual Report on Form 10-K for the accounts of MainStreet, which was acquired on March 5, 1999, and accounted for as a pooling of interests.