Form 10-Q
period 1999-06-30
BB&T CORP
filed 1999-08-12
CIK 92230

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

                                 June 30, 1999

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  At July 31, 1999, 316,191,883 shares of the registrant's common stock, $5 par value, were outstanding.

                               ----------------

     This Form 10-Q has 33 pages. The Exhibit Index is included on Page 32.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                BB&T CORPORATION
                                   FORM 10-Q
                                 June 30, 1999

                                     INDEX

                                                               Page No.
                                                               --------
Part I.  FINANCIAL INFORMATION                                     2
  Item 1.  Financial Statements (Unaudited)                        2
       Consolidated Financial Statements                           2
       Notes to Consolidated Financial Statements                  6
  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          15
       Analysis of Financial Condition                            15
       Market Risk Management                                     18
       Capital Adequacy and Resources                             21
       Analysis of Results of Operations                          22
Part II.  OTHER INFORMATION                                       32
  Item 1.  Legal Proceedings                                      32
  Item 4.  Submission of Matters to a Vote of Security Holders    32
  Item 6.  Exhibits and Reports on Form 8-K                       32
SIGNATURES                                                        33
EXHIBIT 11  Calculation of Earnings Per Share                     32
EXHIBIT 27  Financial Data Schedule-- Included with
            electronically-filed document only.

                         Part I. FINANCIAL INFORMATION

Item I. Financial Statements

                       BB&T CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                  (Dollars in thousands except per share data)

                                                       June 30,    December 31,
                                                         1999          1998
                                                      -----------  ------------
Assets
 Cash and due from banks                              $   968,851  $   997,245
 Interest-bearing deposits with banks                       5,662        8,925
 Federal funds sold and securities purchased under
  resale agreements or similar arrangements               628,719      103,216
 Trading securities                                        97,896       60,422
 Securities available for sale                         10,143,528    8,737,936
 Securities held to maturity (approximate market
  values of $99,288 at June 30, 1999, and $179,444 at
  December 31, 1998)                                       97,450      174,735
 Loans held for sale                                      539,326    1,035,668
 Loans and leases, net of unearned income              24,845,667   23,682,800
  Allowance for loan and lease losses                    (343,856)    (330,615)
                                                      -----------  -----------
   Loans and leases, net                               24,501,811   23,352,185
                                                      -----------  -----------
 Premises and equipment, net                              489,290      471,780
 Other assets                                           1,712,331    1,446,218
                                                      -----------  -----------
    Total assets                                      $39,184,864  $36,388,330
                                                      ===========  ===========
Liabilities and Shareholders' Equity
 Deposits:
  Noninterest-bearing deposits                        $ 3,477,699  $ 3,465,362
  Savings and interest checking                         1,638,290    1,783,491
  Money rate savings                                    7,054,675    7,021,556
  Time deposits                                        11,361,761   11,349,083
  Other deposits                                          737,575      638,676
                                                      -----------  -----------
    Total deposits                                     24,270,000   24,258,168
                                                      -----------  -----------
 Short-term borrowed funds                              6,343,442    3,707,333
 Long-term debt                                         5,162,749    4,964,797
 Accounts payable and other liabilities                   576,634      534,144
                                                      -----------  -----------
    Total liabilities                                  36,352,825   33,464,442
                                                      -----------  -----------
Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares
   authorized, none issued and outstanding                    --           --
  Common stock, $5 par, 500,000,000 shares
   authorized; 306,051,309 issued and outstanding at
   June 30, 1999, and 306,963,976 at December 31,
   1998                                                 1,530,257    1,534,820
  Additional paid-in capital                              104,028      177,098
  Retained earnings                                     1,323,059    1,151,010
  Unvested restricted stock and unearned income           (12,580)         (14)
  Accumulated other nonshareholder changes in equity,
   net of deferred income taxes of ($68,198) at June
   30, 1999 and $38,366 at December 31, 1998             (112,725)      60,974
                                                      -----------  -----------
    Total shareholders' equity                          2,832,039    2,923,888
                                                      -----------  -----------
    Total liabilities and shareholders' equity        $39,184,864  $36,388,330
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                  (Dollars in thousands except per share data)

                              For the Three Months      For the Six Months
                                 Ended June 30,           Ended June 30,
                             ------------------------ ------------------------
                                1999         1998        1999         1998
                             -----------  ----------- -----------  -----------
Interest Income
 Interest and fees on loans
  and leases                 $   543,197  $   514,112 $ 1,070,169  $ 1,014,341
 Interest and dividends on
  securities                     153,968      136,020     292,695      272,539
 Interest on short-term
  investments                      5,541        3,009       6,998        6,385
                             -----------  ----------- -----------  -----------
   Total interest income         702,706      653,141   1,369,862    1,293,265
                             -----------  ----------- -----------  -----------
Interest Expense
 Interest on deposits            210,808      213,175     420,567      422,467
 Interest on short-term
  borrowed funds                  59,468       59,607     105,730      114,201
 Interest on long-term debt       70,154       56,898     136,912      113,796
                             -----------  ----------- -----------  -----------
   Total interest expense        340,430      329,680     663,209      650,464
                             -----------  ----------- -----------  -----------
Net Interest Income              362,276      323,461     706,653      642,801
 Provision for loan and
  lease losses                    20,000       23,038      40,000       46,476
                             -----------  ----------- -----------  -----------
Net Interest Income After
 Provision for Loan and
 Lease Losses                    342,276      300,423     666,653      596,325
                             -----------  ----------- -----------  -----------
Noninterest Income
 Service charges on
  deposits                        47,313       43,324      94,937       85,782
 Mortgage banking revenues        32,569       23,261      65,367       38,658
 Investment banking &
  brokerage fees                  37,836       11,178      51,605       21,390
 Trust revenue                    12,957        8,991      25,671       17,722
 Agency insurance
  commissions                     16,820       12,231      33,702       26,288
 Other insurance
  commissions                      2,642        3,265       5,488        6,281
 Other nondeposit fees and
  commissions                     26,448       20,070      48,898       39,032
 Securities (losses) gains,
  net                             (3,024)       1,293      (2,963)       3,794
 Other income                     10,635       11,054      22,675       21,144
                             -----------  ----------- -----------  -----------
   Total noninterest income      184,196      134,667     345,380      260,091
                             -----------  ----------- -----------  -----------
Noninterest Expense
 Personnel expense               158,624      124,776     299,817      248,447
 Occupancy and equipment
  expense                         47,129       41,731      95,269       80,665
 Amortization of
  intangibles and mortgage
  servicing rights                16,544       11,238      32,380       21,500
 Other noninterest expense        79,822       70,163     156,461      142,312
                             -----------  ----------- -----------  -----------
   Total noninterest expense     302,119      247,908     583,927      492,924
                             -----------  ----------- -----------  -----------
Earnings
 Income before income taxes      224,353      187,182     428,106      363,492
 Provision for income taxes       71,561       59,143     136,891      115,008
                             -----------  ----------- -----------  -----------
 Net income                  $   152,792  $   128,039 $   291,215  $   248,484
                             -----------  ----------- -----------  -----------
Per Common Share
 Net income:
   Basic                     $       .50  $       .42 $       .95  $       .82
                             ===========  =========== ===========  ===========
   Diluted                   $       .49  $       .41 $       .93  $       .80
                             ===========  =========== ===========  ===========
 Cash dividends paid         $      .175  $      .155 $       .35  $       .31
                             ===========  =========== ===========  ===========
Average Shares Outstanding
   Basic                     306,431,875  302,781,582 306,448,974  303,818,538
                             ===========  =========== ===========  ===========
   Diluted                   312,377,609  309,028,401 312,465,148  310,149,293
                             ===========  =========== ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)
                             (Dollars in thousands)

                                                                           Accumulated
                                                               Retained       Other
                           Shares of               Additional  Earnings   Nonshareholder     Total
                            Common       Common     Paid-In       and       Changes in   Shareholders'
                             Stock       Stock      Capital     Other*        Equity        Equity
                          -----------  ----------  ---------- ----------  -------------- -------------
Balance, December 31,
 1997, as restated        151,965,992  $  759,830   $215,041  $1,555,563    $   52,071    $2,582,505
Add (Deduct)
 Nonshareholder changes
  in equity:**
 Net income                       --          --         --      248,484           --        248,484
  Unrealized holding
   gains (losses)
   arising during the
   period                         --          --         --          --          2,040         2,040
  Less: reclassification
   adjustment, net of
   tax of $1,501                  --          --         --          --         (2,293)       (2,293)
                          -----------  ----------   --------  ----------    ----------    ----------
 Net unrealized gains
  (losses) on securities          --          --         --          --           (253)         (253)
                          -----------  ----------   --------  ----------    ----------    ----------
 Total nonshareholder
  changes in equity               --          --         --      248,484          (253)      248,231
                          -----------  ----------   --------  ----------    ----------    ----------
 Common stock issued        1,974,004       9,870     77,033         --            --         86,903
 Redemption of common
  stock                    (2,649,480)    (13,247)  (161,973)        --            --       (175,220)
 Cash dividends declared
  on common stock                 --          --         --      (97,148)          --        (97,148)
 Other                            --          --         --      (11,473)          --        (11,473)
                          -----------  ----------   --------  ----------    ----------    ----------
Balance, June 30, 1998    151,290,516  $  756,453   $130,101  $1,695,426    $   51,818    $2,633,798
                          ===========  ==========   ========  ==========    ==========    ==========
Balance, December 31,
 1998, as restated        306,963,976  $1,534,820   $177,098  $1,150,996    $   60,974    $2,923,888
Add (Deduct)
 Nonshareholder changes
  in equity:**
 Net income                       --          --         --      291,215           --        291,215
  Unrealized holding
   gains (losses)
   arising during the
   period                         --          --         --          --       (175,490)     (175,490)
  Less: reclassification
   adjustment, net of
   tax of $(1,172)                --          --         --          --          1,791         1,791
                          -----------  ----------   --------  ----------    ----------    ----------
 Net unrealized gains
  (losses) on securities          --          --         --          --       (173,699)     (173,699)
                          -----------  ----------   --------  ----------    ----------    ----------
 Total nonshareholder
  changes in equity               --          --         --      291,215      (173,699)      117,516
                          -----------  ----------   --------  ----------    ----------    ----------
 Common stock issued        5,840,533      29,203    156,808         --            --        186,011
 Redemption of common
  stock                    (6,753,200)    (33,766)  (229,878)        --            --       (263,644)
 Cash dividends declared
  on common stock                 --          --         --     (119,166)          --       (119,166)
 Other                            --          --         --      (12,566)          --        (12,566)
                          -----------  ----------   --------  ----------    ----------    ----------
Balance, June 30, 1999    306,051,309  $1,530,257   $104,028  $1,310,479    $ (112,725)   $2,832,039
                          ===========  ==========   ========  ==========    ==========    ==========

--------
 * Other includes unearned income and unvested restricted stock.
** Comprehensive income as defined by SFAS No. 130.

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)
                             (Dollars in thousands)

                                                         1999         1998
                                                      -----------  -----------
Cash Flows From Operating Activities:
 Net income.......................................... $   291,215  $   248,484
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan and lease losses................      40,000       46,476
  Depreciation of premises and equipment.............      36,469       32,100
  Amortization of intangibles and mortgage servicing
   rights............................................      32,380       21,500
  Accretion of negative goodwill.....................      (3,121)      (3,121)
  Amortization of unearned stock compensation........       1,022          339
  Discount accretion and premium amortization on
   securities, net...................................        (355)       1,559
  Net decrease (increase) in trading account
   securities........................................     (25,449)      (3,278)
  Loss (gain) on sales of securities, net............       2,963       (3,794)
  Loss (gain) on disposals of premises and equipment,
   net...............................................      (3,404)      (4,553)
  Proceeds from sales of loans held forsale..........   2,544,414    1,972,011
  Purchases of loans held forsale....................    (659,218)    (944,815)
  Origination of loans held for sale, net of
   principal collected...............................  (1,388,854)  (1,465,928)
  Decrease (increase) in:
   Accrued interest receivable.......................     (22,075)     (16,721)
   Other assets......................................     (96,387)    (106,258)
  Increase (decrease) in:
   Accrued interest payable..........................      13,048       23,256
   Accounts payable and other liabilities............     114,524      (21,823)
  Other, net.........................................       1,245      (10,774)
                                                      -----------  -----------
    Net cash provided by (used in) operating
     activities......................................     878,417     (235,340)
                                                      -----------  -----------
Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale
  ...................................................     336,449      879,244
 Proceeds from maturities, calls and paydowns of
  securities available for sale......................   1,391,147    1,128,119
 Purchases of securities available for sale..........  (3,366,792)  (2,036,986)
 Proceeds from maturities, calls and paydowns of
  securities held to maturity........................      32,710       41,032
 Purchases of securities held to maturity............      (2,730)      (4,318)
 Lease originations..................................     (63,262)     (45,869)
 Lease principal payments............................      35,463       31,120
 Loan originations, net of principal collected.......  (1,168,754)    (490,706)
 Purchases of loans..................................      (5,658)     (91,483)
 Net cash acquired in transactions accounted for
  under the purchase method..........................     139,614       15,097
 Purchases and originations of mortgage servicing
  rights.............................................     (53,775)     (33,717)
 Proceeds from disposals of premises and equipment...      22,654       14,631
 Purchases of premises and equipment.................     (67,308)     (43,556)
 Proceeds from sales of foreclosed property..........      17,627        9,856
 Proceeds from sales of other real estate held for
  development or sale................................       6,480        7,771
 Other...............................................         --          (441)
                                                      -----------  -----------
    Net cash used in investing activities............  (2,746,135)    (620,206)
                                                      -----------  -----------
Cash Flows From Financing Activities:
 Net increase in deposits............................      11,832      193,046
 Net increase (decrease) in short-term borrowed
  funds..............................................   2,510,042      (13,387)
 Proceeds from long-term debt........................     720,564    1,141,207
 Repayments of long-term debt........................    (522,612)    (401,151)
 Net proceeds from common stock issued...............      12,179       22,882
 Redemption of common stock..........................    (263,644)    (175,220)
 Cash dividends paid on common stock.................    (106,797)     (91,401)
                                                      -----------  -----------
    Net cash provided by financing activities........   2,361,564      675,976
                                                      -----------  -----------
 Net Increase (Decrease) in Cash and Cash
  Equivalents........................................     493,846     (179,570)
 Cash and Cash Equivalents at Beginning of Period....   1,109,386    1,267,253
                                                      -----------  -----------
 Cash and Cash Equivalents at End of Period.......... $ 1,603,232  $ 1,087,683
                                                      ===========  ===========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
  Interest                                            $   652,799  $   579,968
  Income taxes                                             35,760       67,333
 Noncash financing and investing activities:
  Transfer of securities held to maturity to
   available for sale                                      47,265          --
  Transfer of loans to foreclosed property                 12,416        8,815
  Transfer of other real estate owned to fixed assets       1,153          --
  Transfer of fixed assets to other real estate owned         582        2,221
  Tax benefit from exercise of stock options               12,999          --

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999
                                  (Unaudited)

A. Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries ("BB&T" or the "Corporation") as of June 30, 1999 and December 31, 1998; the consolidated statements of income for the three months and the six months ended June 30, 1999 and 1998; the consolidated statements of changes in shareholders' equity for the six months ended June 30, 1999 and 1998; and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998.

  The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T's latest annual report on Form 10-K, as restated in BB&T's Current Report on Form 8-K filed on April 30, 1999, should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain prior year amounts have been reclassified to conform to statement presentations for 1999. The reclassifications had no effect on shareholders' equity or net income.

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

 Forward-Looking Statements

  This report contains forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and / or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged; (5) costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected; (6) expected cost savings associated with pending mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following pending mergers may be greater than expected; (8) the Year 2000 issue may not be effectively corrected (see additional discussion following under Second Quarter 1999 Year 2000 Readiness

                       BB&T CORPORATION AND SUBSIDIARIES

Disclosure); (9) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than BB&T; and (10) adverse changes may occur in the securities markets.

B. Nature of Operations

  BB&T is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations in North Carolina, South Carolina, Virginia, Maryland, Georgia and the metropolitan Washington, D.C. area through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. BB&T's principal banking subsidiaries, Branch Banking and Trust Company ("BB&T-NC"), Branch Banking and Trust Company of South Carolina ("BB&T-SC") and Branch Banking and Trust Company of Virginia ("BB&T-VA"), provide a wide range of traditional banking services to individuals and commercial customers, including small and mid-size businesses, local governments and their agencies. Substantially all of BB&T's loans are to businesses and individuals in the market areas outlined above. Subsidiaries of the commercial banking subsidiaries offer lease financing to commercial businesses and municipal governments, investment services, (including discount brokerage services, annuities, mutual funds and government and municipal bonds), life insurance, property and casualty insurance on an agency basis and insurance premium financing. Other subsidiaries of the Corporation provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, investment banking and corporate finance services.

C. New Accounting Pronouncements

  On January 1, 1998, BB&T adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Comprehensive income is the nonshareholder related change in equity (net assets) of a company during a period from transactions and other events. The standard does not address issues of recognition or measurement of comprehensive income; therefore, the implementation of the statement did not have an impact on BB&T's consolidated financial position or consolidated results of operations.

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

  On January 1, 1998, BB&T adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revised the disclosure requirements for pensions and other postretirement benefit plans. SFAS No. 132 did not address issues of recognition or measurement and, therefore, the implementation of the statement did not have a material impact on the consolidated financial position or consolidated results of operations of BB&T.

                       BB&T CORPORATION AND SUBSIDIARIES

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

  In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Management has not yet quantified the impact of adopting SFAS No. 133, as amended, and has not determined the timing of or method of adoption of the statement. However, the implementation of the statement is not expected to have a material effect on BB&T's consolidated financial position or consolidated results of operations.

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

                       BB&T CORPORATION AND SUBSIDIARIES

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

  On July 9, 1999, BB&T completed its merger with First Citizens Corporation ("First Citizens"), of Newnan, Georgia. The transaction was accounted for as a pooling of interests. In conjunction with the acquisition, BB&T issued 3.2 million shares of BB&T common stock in exchange for all of the outstanding shares of First Citizens.

  On July 14, 1999, BB&T completed its merger with Mason-Dixon Bancshares, Inc. ("Mason-Dixon") of Westminster, Maryland. The transaction was accounted for as a pooling of interests. In

                       BB&T CORPORATION AND SUBSIDIARIES
conjunction with the merger, BB&T issued approximately 6.6 million shares of common stock in exchange for all of the outstanding common stock of Mason-Dixon.

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

  On July 28, 1999, BB&T announced plans to merge with Premier Bancshares, Inc. ("Premier") of Atlanta, Georgia. Premier's shareholders will receive .5155 shares of BB&T common stock for each share of Premier stock held. The transaction is expected to be completed in the first quarter of 2000 and accounted for as a pooling of interests.

                       BB&T CORPORATION AND SUBSIDIARIES

E. Calculation of Earnings Per Common Share

  BB&T's basic and diluted earnings per common share amounts were calculated as follows (amounts retroactively adjusted for the 2-for-1 stock split effective August 3, 1998):

                       BB&T CORPORATION AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                          For the Periods as Indicated

                             For the Three Months       For the Six Months
                                Ended June 30,            Ended June 30,
                           ------------------------- -------------------------
                               1999         1998         1999         1998
                           ------------ ------------ ------------ ------------
                              (Dollars in thousands except per share data)
Basic Earnings Per Share:
 Weighted average number
  of common shares
  outstanding during the
  period                    306,431,875  302,781,582  306,448,974  303,818,538
                           ------------ ------------ ------------ ------------
 Net income                $    152,792 $    128,039 $    291,215 $    248,484
                           ------------ ------------ ------------ ------------
 Basic earnings per share  $        .50 $        .42 $        .95 $        .82
                           ------------ ------------ ------------ ------------
Diluted Earnings Per
 Share:
 Weighted average number
  of common shares
  outstanding during the
  period                    306,431,875  302,781,582  306,448,974  303,818,538
 Add-
  Dilutive effect of
   outstanding options (as
   determined by
   application of treasury
   stock method)              5,945,734    6,246,819    6,016,174    6,330,755
                           ------------ ------------ ------------ ------------
 Weighted average number
  of common shares, as
  adjusted                  312,377,609  309,028,401  312,465,148  310,149,293
                           ------------ ------------ ------------ ------------
 Net income                $    152,792 $    128,039 $    291,215 $    248,484
                           ------------ ------------ ------------ ------------
 Diluted earnings per
  share                    $        .49 $        .41 $        .93 $        .80
                           ------------ ------------ ------------ ------------

                       BB&T CORPORATION AND SUBSIDIARIES

F. Segment Disclosures

  BB&T's operations are divided into six reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Agency Insurance, Investment Banking and Brokerage, and Treasury. These operating segments have been identified based primarily on BB&T's existing organizational structure. The segments require unique technology and marketing strategies and offer different products and services. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of the business segments that report to them.

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

  The following tables disclose selected financial information for BB&T's reportable business segments for the periods as indicated:

                                                                              For the Three Months Ended June 30, 1999
                               ---------------------------------------------------------------------------------------------------
                                                                              Investment                     All        Total
                                 Banking     Mortgage     Trust     Agency      Banking                     Other      Segment
                                 Network      Banking    Services  Insurance and Brokerage   Treasury     Segments     Results
                               ------------ -----------  --------  --------- ------------- ------------  ----------- ------------
                                                                                       (dollars in thousands)
Net interest income (expense)
from external customers        $    198,879 $   103,503  $ (8,390) $  2,733    $   2,258   $     39,183  $    60,731 $    398,897
Net intersegment
interest income
(expense)                            61,736     (76,452)   10,071       --           --          (5,581)         --       (10,226)
                               ------------ -----------  --------  --------    ---------   ------------  ----------- ------------
Net interest
income                              260,615      27,051     1,681     2,733        2,258         33,602       60,731      388,671
                               ------------ -----------  --------  --------    ---------   ------------  ----------- ------------
Provision for
loan and lease
losses                               22,203         687       --        928          --              23        4,127       27,968
Noninterest
income from
external
customers                           103,884      32,564    11,689    16,701       39,431         (1,659)       7,358      209,968
Intersegment
noninterest
income                               14,009       1,339       160       --           --             128          --        15,636
Noninterest
expense                             123,262      15,072     7,008    15,473       38,367          1,545       13,767      214,494
Intersegment
noninterest
expense                              61,798       4,668       631       770          448          1,553        1,654       71,522
                               ------------ -----------  --------  --------    ---------   ------------  ----------- ------------
Income before
income taxes and
the charge for
capital                             171,245      40,527     5,891     2,263        2,874         28,950       48,541      300,291
Provision
for income taxes                     64,227      15,298     2,218       855        1,480         11,598        8,139      103,815
                               ------------ -----------  --------  --------    ---------   ------------  ----------- ------------
Net income
before capital
charge                              107,018      25,229     3,673     1,408        1,394         17,352       40,402      196,476
Charge for
capital                              31,839       3,044       365       --           --             291          --        35,539
                               ------------ -----------  --------  --------    ---------   ------------  ----------- ------------
Net income after
charge for
capital                        $     75,179 $    22,185  $  3,308  $  1,408    $   1,394   $     17,061  $    40,402 $    160,937
                               ============ ===========  ========  ========    =========   ============  =========== ============
Identifiable
segment assets                 $ 19,567,354 $ 5,580,091  $ 17,376  $ 99,873    $ 915,979   $ 11,738,763  $ 2,709,394 $ 40,628,830
                               ============ ===========  ========  ========    =========   ============  =========== ============
                                  Other      Reconciling
                                 Revenues      Items &          Consolidated
                               and Expenses  Eliminations          Totals
                               ------------- ------------------ ------------
Net interest income (expense)
from external customers        $    28,029   $    (64,650)(/4/) $   362,276
Net intersegment
interest income
(expense)                           (9,785)        20,011 (/3/)         --
                               ------------- ------------------ ------------
Net interest
income                              18,244        (44,639)          362,276
                               ------------- ------------------ ------------
Provision for
loan and lease
losses                                 456         (8,424)(/4/)      20,000
Noninterest
income from
external
customers                           11,565        (37,337)(/4/)     184,196
Intersegment
noninterest
income                                 144        (15,780)(/3/)         --
Noninterest
expense                             68,533         19,092 (/4/)     302,119
Intersegment
noninterest
expense                            (13,995)       (57,527)(/3/)         --
                               ------------- ------------------ ------------
Income before
income taxes and
the charge for
capital                            (25,041)       (50,897)          224,353
Provision
for income taxes                   (14,188)       (18,066)(/4/)      71,561
                               ------------- ------------------ ------------
Net income
before capital
charge                             (10,853)       (32,831)          152,792
Charge for
capital                                324        (35,863)(/3/)         --
                               ------------- ------------------ ------------
Net income after
charge for
capital                        $   (11,177)  $      3,032       $   152,792
                               ============= ================== ============
Identifiable
segment assets                 $ 2,246,651   $ (3,690,617)(/4/) $39,184,864
                               ============= ================== ============

----
(1) Financial data for segments below the quantitative thresholds requiring disclosure are attributable to a number of smaller operating segments. Those segments include a sub-prime auto lender, a factoring operation, a commercial lawn care finance company, a home equity finance company and a leasing company.
(2) Other revenues and expenses include amounts incurred by BB&T's support functions not allocated to the various segments. Amounts include any unallocated provision for loan and lease losses and unallocated general corporate expenses, as well as costs associated with BB&T's Year 2000 compliance efforts.
(3) BB&T's reconciliation of total segment results to consolidated results requires the elimination of the internal management accounting practices. These adjustments include the elimination of the FTP credits and charges, the elimination of intersegment capital credits and charges, the elimination of the intersegment noninterest revenues and the elimination of overhead expenses allocated to the various segments.
(4) To reflect elimination entries necessary to consolidated the segment data.

                                                                             For the Six Months Ended June 30, 1999
                               -----------------------------------------------------------------------------------------------
                                                                                                          All
                                                                             Investment                  Other       Total
                                 Banking    Mortgage     Trust     Agency      Banking                  Segments    Segment
                                 Network    Banking    Services   Insurance and Brokerage  Treasury      (/1/)      Results
                               ----------- ----------  ---------  --------- ------------- -----------  ---------- -----------
                                                                                     (dollars in thousands)
Net interest income (expense)
from external
customers                      $   380,992 $  214,297  $ (16,576)  $ 5,482    $  2,513    $    79,216  $  110,730 $   776,654
Net intersegment
interest income
(expense)                          134,424   (155,565)    19,871       --          --         (10,072)        --      (11,342)
                               ----------- ----------  ---------   -------    --------    -----------  ---------- -----------
Net interest
income                             515,416     58,732      3,295     5,482       2,513         69,144     110,730     765,312
                               ----------- ----------  ---------   -------    --------    -----------  ---------- -----------
Provision for
loan and lease
losses                              43,941      1,400        --      1,906         --              45       8,237      55,529
Noninterest
income from
external
customers                          207,106     65,408     23,048    33,497      55,747           (305)     13,617     398,118
Intersegment
noninterest
income                              27,603      2,652        321       --          --             270         --       30,846
Noninterest
expense                            247,809     30,423     14,437    29,013      49,242          2,618      25,776     399,318
Intersegment
noninterest
expense                            120,594      9,347      1,260     1,539         896          4,012       3,038     140,686
                               ----------- ----------  ---------   -------    --------    -----------  ---------- -----------
Income before
income taxes and
the charge for
capital                            337,781     85,622     10,967     6,521       8,122         62,434      87,296     598,743
Provision for
income taxes                       126,766     32,322      4,134     2,462       3,539         22,400      13,348     204,971
                               ----------- ----------  ---------   -------    --------    -----------  ---------- -----------
Net income
before capital
charge                             211,015     53,300      6,833     4,059       4,583         40,034      73,948     393,772
Charge for
capital                             62,734      6,027        729       --          --             614         --       70,104
                               ----------- ----------  ---------   -------    --------    -----------  ---------- -----------
Net income after
charge for
capital                        $   148,281 $   47,273  $   6,104   $ 4,059    $  4,583    $    39,420  $   73,948 $   323,668
                               ----------- ----------  ---------   -------    --------    -----------  ---------- -----------
Identifiable
segment assets                 $19,567,354 $5,580,091  $  17,376   $99,873    $915,979    $11,738,763  $2,709,394 $40,628,830
                               ----------- ----------  ---------   -------    --------    -----------  ---------- -----------
                                  Other
                                 Revenues   Reconciling
                               and Expenses   Items &          Consolidated
                                  (/1/)     Eliminations          Totals
                               ------------ ------------------ ------------
Net interest income (expense)
from external
customers                       $   44,758  $   (114,759)(/4/) $   706,653
Net intersegment
interest income
(expense)                          (13,391)       24,733 (/3/)         --
                               ------------ ------------------ ------------
Net interest
income                              31,367       (90,026)          706,653
                               ------------ ------------------ ------------
Provision for
loan and lease
losses                               1,007       (16,536)(/4/)      40,000
Noninterest
income from
external
customers                           14,557       (67,295)(/4/)     345,380
Intersegment
noninterest
income                                 274       (31,120)(/3/)         --
Noninterest
expense                            132,020        52,589 (/4/)     583,927
Intersegment
noninterest
expense                            (28,090)     (112,596)(/3/)         --
                               ------------ ------------------ ------------
Income before
income taxes and
the charge for
capital                            (58,739)     (111,898)          428,106
Provision for
income taxes                       (29,726)      (38,354)(/4/)     136,891
                               ------------ ------------------ ------------
Net income
before capital
charge                             (29,013)      (73,544)          291,215
Charge for
capital                                621       (70,725)(/3/)         --
                               ------------ ------------------ ------------
Net income after
charge for
capital                         $  (29,634) $     (2,819)      $   291,215
                               ------------ ------------------ ------------
Identifiable
segment assets                  $2,246,651  $ (3,690,617)(/4/) $39,184,864
                               ------------ ------------------ ------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        ANALYSIS OF FINANCIAL CONDITION

  BB&T's total assets at June 30, 1999, were $39.2 billion, a $2.8 billion increase from the balance at December 31, 1998. The balance sheet categories that accounted for most of the increase were loans and leases, including loans held for sale, which grew $666.5 million, securities available for sale, which increased $1.4 billion, Federal funds sold and securities purchased under resale agreements or similar arrangements, which increased $525.5 million, and other assets, which grew $266.1 million compared to year-end 1998. These increases were partially offset by declines in cash and due from banks, which decreased $28.4 million and securities held to maturity, which decreased $77.3 million.

  Total deposits at June 30, 1999, remained relatively flat compared to year-end 1998, while short-term borrowed funds increased $2.6 billion and long-term debt increased $198.0 million during the first six months of 1999. Total shareholders' equity decreased $91.8 million during the same time frame.

  The factors causing the fluctuations in these balance sheet categories are further discussed in the following paragraphs.

Loans and Leases

  BB&T's overall loan growth was solid during the second quarter and the first six months of 1999, with end of period loans, including loans held for sale, increasing 6.6% on an annualized basis since the end of the first quarter of 1999 and 5.4% on an annualized basis since year-end 1998. Average loans increased 8.9% in the second quarter of 1999 compared to the same period in 1998. For the six months, average loans grew 9.9%. The overall growth in loans was reduced by a significant decline in loans held for sale during the second quarter and the first six months of 1999. At June 30, 1999, end of period loans held for sale totaled $539.3 million, down $496.3 million, or 47.9%, from the balance at December 31, 1998. Loans held for sale are subject to significant fluctuations from quarter to quarter based on the volume of mortgage loan production. Excluding the impact of the decrease in loans held for sale, annualized loan growth from December 31, 1998, to June 30, 1999, would have been 9.9%.

  BB&T continues to focus lending efforts on commercial and consumer loans, which are generally more profitable than mortgage loans. BB&T's acquisition strategy in recent years has resulted in mergers with a number of thrift institutions, which created a concentration of mortgage loans in the portfolio. Through securitizations and sales of fixed rate mortgage loans, the mix of the loan portfolio has changed in the current year compared to 1998. During the second quarter of 1999, mortgage loans decreased 8.2% on average compared to the second quarter of 1998 and were down 1.5% on average for the first six months. Average commercial loans, including leasing, increased 18.3% in this year's second quarter compared to the second quarter of 1998 and 17.0% for the six month period ending June 30, 1999 compared to 1998. Average consumer loans, which includes sales finance, revolving credit and direct retail, increased 9.6% in the second quarter of 1999 compared to the same period in 1998, and 8.6% comparing the first six months of 1999 and the same period of 1998.

  The 1999 loan growth rates include the effects of loans that were acquired through purchase accounting transactions. BB&T acquired $1.0 billion in loans during 1998 through the purchases of DCI, Stanley and Maryland Federal. Excluding the impact of these purchase accounting transactions, average "internal" loan growth for the three months ended June 30, 1999, was 4.7% compared to the second quarter of 1998. By category, excluding these purchase accounting transactions, average mortgage loans decreased 20.8%, commercial loans grew 17.9%, revolving credit increased 7.8% and direct retail loans were up 4.8% in the second quarter of 1999 compared to 1998.

  The change in mix and the continued growth of the loan portfolio boosted interest income in the second quarter despite a decline in the average yield earned on loans. The average annualized yields on commercial, consumer and mortgage loans for the second quarter of 1999 were 8.70%, 9.84%, and 7.48%, respectively, resulting in an average yield on the total loan portfolio of 8.72%. This reflects a decrease of 37 basis points from the 9.09% earned on total average loans during the second quarter of 1998.

Securities

  Securities available for sale, which totaled $10.1 billion at June 30, 1999, increased $1.4 billion from December 31, 1998. This portfolio of securities had net unrealized losses, net of deferred income taxes, of $112.7 million at June 30, 1999, compared to net unrealized gains of $61.0 million at December 31, 1998. Securities held to maturity totaled $97.5 million, down $77.3 million from year-end 1998. The annualized average yield on the securities portfolio for the second quarter of 1999 was 6.60%, down 17 basis points from the net yield earned in the second quarter of 1998.

Other Interest-Earnings Assets

  Federal funds sold and securities purchased under resale agreements or similar arrangements increased $525.5 million during the first six months of 1999, compared to December 31, 1998. These balances are subject to large fluctuations based on the availability of funds. The average yield on other interest-earning assets for the first six months of 1999 was 5.41%, down from 5.72% earned during the first half of 1998.

Other Assets

  BB&T's other noninterest-earning assets, excluding premises and equipment, increased $266.1 million from December 31, 1998, to June 30, 1999. The increase results primarily from higher goodwill, which increased $91.8 million during the first six months of the year because of the acquisition of Scott & Stringfellow and a number of insurance agencies. In addition, capitalized mortgage servicing rights increased $31.9 million over the same time frame.

Deposits

  Total end of period deposits increased slightly from December 31, 1998 to June 30, 1999; however, average deposits for the first six months of 1999 increased 8.7% compared to the same period in 1998. Average certificates of deposit and other time deposits grew $531.5 million, or 4.5%. Average money rate savings accounts, including investor deposit accounts, grew $1.3 billion, or 23.3%. Noninterest-bearing deposits increased $347.0 million, or 11.6%. Savings and interest checking decreased $233.3 million, or 11.6%.

  The growth in average deposits primarily results from purchase accounting transactions and from the ongoing promotion of BB&T's "Investor Deposit Account," which is a money rate savings account that provides greater flexibility than traditional certificate accounts and is more cost effective than certificates of deposit. BB&T acquired $813.3 million of deposits on September 30, 1998, through the purchase of Maryland Federal. On average, investor deposit accounts for the first half of 1999 totaled $3.1 billion, compared to a prior year average of $2.2 billion, an increase of 45.4%.

  The annualized average cost for total interest-bearing deposits during the first six months of 1999 was 4.05%, down 35 basis points from the comparable period of 1998.

Short-term Borrowed Funds

  As a result of asset growth rates significantly higher than deposit growth rates in recent years, cost-effective alternative funding sources, such as Federal Home Loan Bank ("FHLB") advances, master notes, purchases of Federal funds and sales of securities under repurchase agreements have been increasingly utilized to support balance sheet growth.

  During the first six months of 1999, end of period short-term borrowed funds increased $2.6 billion, or 71.1%, compared to year-end 1998. However, on average, short-term borrowed funds increased $246.0 million, or 5.7%. The overall increase in average short-term borrowed funds was composed of an increase in short-term bank notes, offset by declines in Federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances. The average annualized rate paid on short-term borrowed funds was 4.67% for the first six months of 1999, down from 5.33% for the same period in 1998.

Long-term Debt

  Long-term debt consists primarily of FHLB advances, medium term bank notes and corporate subordinated debt. These borrowings are currently being utilized because they are relatively cost-effective funding sources and provide BB&T with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term debt totaled $5.2 billion at June 30, 1999, an increase of $198.0 million, or 4.0%, from the balance at December 31, 1998. On average, long-term debt increased $1.2 billion, or 31.0%, for the first six months of 1999 compared to the first half of 1998. Long-term debt has been utilized for a variety of funding needs, including the repurchase of shares of BB&T's common stock in conjunction with certain acquisitions.

Asset Quality

  Nonperforming assets (composed of foreclosed assets, nonaccrual loans and restructured loans) totaled $100.4 million at June 30, 1999, compared to $118.3 million at December 31, 1998. Nonperforming assets, as a percentage of loan-related assets, were .40% at June 30, 1999, compared to .48% at December 31, 1998. Loans 90 days or more past due and still accruing interest totaled $44.2 million compared to a year-end 1998 balance of $54.2 million.

  Net charge-offs totaled $26.9 million and amounted to .22% of average loans and leases, on an annualized basis, in the first six months of 1999 compared to $32.3 million, or .29% of average loans and leases, in the corresponding period in 1998. The decrease in net charge-offs as a percentage of average loans and leases results from improved overall asset quality.

  The allowance for loan and lease losses was $343.9 million, or 1.35% of loans and leases, at June 30, 1999, compared to $330.6 million, or 1.34% of loans and leases, at December 31, 1998. The slight increase in the allowance as a percentage of total loans and leases results from provisions for loan losses in excess of net charge-offs.

  The provision for loan and lease losses for the second quarter of 1999 was $20.0 million, compared to $23.0 million in the second quarter of 1998. For the six months ended June 30, 1999, the provision totaled $40.0 million, a decrease of $6.5 million, or 13.9%, compared to the first half of 1998. The lower provisions were principally the result of lower net charge-offs during 1999 and positive trends in nonaccrual loans and leases and other nonperforming assets.

  Asset quality statistics relevant to the last five calendar quarters are presented in the accompanying table.

                             ASSET QUALITY ANALYSIS
                             (Dollars in thousands)

                                   As of / For the Three Months Ended
                              ------------------------------------------------
                              6/30/99   3/31/99   12/31/98  9/30/98   6/30/98
                              --------  --------  --------  --------  --------
Allowance For Loan & Lease
 Losses
 Beginning balance            $337,983  $330,615  $328,244  $308,968  $301,191
 Allowance for acquired
  loans                            169       --        --     15,542     1,269
 Provision for loan and
  lease losses                  20,000    20,000    22,765    21,229    23,038
 Net charge-offs               (14,296)  (12,632)  (20,394)  (17,495)  (16,530)
                              --------  --------  --------  --------  --------
  Ending balance              $343,856  $337,983  $330,615  $328,244  $308,968
                              ========  ========  ========  ========  ========
Risk Assets
 Nonaccrual loans and leases  $ 77,084  $ 86,457  $ 88,847  $ 89,067  $ 84,062
 Foreclosed real estate         14,042    18,969    17,428    21,778    20,761
 Other foreclosed property       8,487    10,539    11,548    11,669    14,189
 Restructured loans                747       520       522       525       528
                              --------  --------  --------  --------  --------
  Total nonperforming assets  $100,360  $116,485  $118,345  $123,039  $119,540
                              ========  ========  ========  ========  ========
 Loans 90 days or more past
  due and still accruing      $ 44,195  $ 40,948  $ 54,226  $ 51,107  $ 52,881
                              ========  ========  ========  ========  ========
Asset Quality Ratios
Nonaccrual loans and
 restructured loans & leases
 as a percentage of total
 loans and leases                  .31%      .35%      .36%      .37%      .36%
Total nonperforming assets
 as a percentage of:
 Total assets                      .26       .31       .33       .34       .35
 Loans and leases plus
  foreclosed property              .40       .47       .48       .51       .51
Net charge-offs as a
 percentage of average loans
 and leases                        .23       .21       .33       .30       .29
Allowance for loan and lease
 losses as a percentage of
 loans and leases                 1.35      1.35      1.34      1.36      1.32
Ratio of allowance for loan
 and lease losses to:
 Net charge-offs                  6.00x     6.60x     4.09x     4.73x     4.66x
 Nonaccrual and restructured
  loans and leases                4.42      3.89      3.70      3.66      3.65

--------
All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

MARKET RISK MANAGEMENT

  As a financial intermediary, BB&T's market risk exposure is principally interest rate risk. A primary objective in interest rate risk management is to minimize the effect that changes in interest rates on interest-sensitive assets and interest-sensitive liabilities have on net interest income. Management uses active balance sheet management as an efficient and cost-effective means of controlling interest rate risk. This is accomplished through strategic pricing of asset and liability accounts. The expected result of this process is the development of appropriate maturity and repricing opportunities in those accounts to produce consistent earnings during changing interest rate environments. The Asset / Liability Management Committee ("ALCO") monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk.

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

  The following table represents the interest sensitivity position of BB&T as of June 30, 1999. This position can be modified by management within a relatively short time period if necessary through the use of various techniques, including securitizing assets, changing funding and investment strategies and utilizing derivative financial instruments. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets; cash flows and maturities of derivative financial instruments; changes in market conditions, loan and deposit volumes and pricing; customer preferences; and capital plans. This tabular data does not reflect the impact of any changes in the credit quality of BB&T's assets. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances of assets and liabilities incorporating the projected effect of maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

                    Interest Sensitivity Simulation Analysis

                                                                                    Annualized
           Interest                                                                Hypothetical
             Rate                                                                   Percentage
           Scenario                                                                 Change in
           --------                     Prime                                      Net Interest
            Linear                      Rate                                          Income
            ------                      -----                                      ------------
            + 3.00%                     12.00%                                        -2.85%
            + 1.50                       9.50                                         -1.95
             -1.50                       7.50                                           .72
             -3.00                       5.00                                           .67

  Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over three months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At June 30, 1999, the sensitivity of BB&T's net interest income to changes in interest rates was within management's targets, as illustrated in the accompanying table.

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

  BB&T's derivative contracts are typically written in amounts referred to as notional amounts. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating payments between the counterparties. On June 30, 1999, BB&T had outstanding interest rate swaps, caps, floors and collars with notional amounts totaling $2.0 billion. The estimated fair value of open contracts used for risk management purposes reflected net unrealized gains of $15.2 million at June 30, 1999.

  BB&T uses derivative contracts to hedge specified assets or groups of assets, liabilities or groups of liabilities, forward commitments and anticipated transactions. BB&T's derivatives are primarily used to hedge commercial loans, adjustable rate mortgage loans, commercial swaps, retail certificates of deposit and fixed rate debt.

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

  A derivative is a financial instrument that derives its cash flows, and therefore its value, from an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the interest rate swaps, caps and floors to which BB&T is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit exposure to which BB&T is exposed at any time is immaterial. Further, BB&T has netting agreements with the dealers with which it does business. Because of these netting agreements, BB&T had a minimal amount of off-balance sheet credit exposure at June 30, 1999.

  SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. The following tables set forth certain information concerning BB&T's interest rate swaps, caps, floors and collars at June 30, 1999:

                 Interest Rate Swaps, Caps, Floors and Collars
                                 June 30, 1999
                             (Dollars in thousands)

                                                                          Net
                           Notional      Receive           Pay         Unrealized
Type                        Amount        Rate             Rate          Gains
----                      -----------  -----------  ------------------ ----------
Receive fixed swaps       $  785,000         6.49%            5.06%    $    9,233
Pay fixed swaps              175,014         4.99             5.36          5,213
Caps, floors & collars       997,250          --               --             772
                          ----------   ----------       ----------     ----------
Total                     $1,957,264        5.51 %           5.39 %    $   15,218
                          ==========   ==========       ==========     ==========
                            Receive     Pay Fixed   Basis Swaps, Caps,
Year-to-date Activity     Fixed Swaps     Swaps      Floors & Collars    Total
---------------------     -----------  -----------  ------------------ ----------
Balance, December 31,
 1998                     $1,266,200   $1,180,146       $1,297,250     $3,743,596
Additions                     30,000       39,870              --          69,870
Maturities/amortizations    (511,200)  (1,045,002)        (300,000)    (1,856,202)
Terminations                     --           --               --             --
                          ----------   ----------       ----------     ----------
Balance, June 30, 1999    $  785,000   $  175,014       $  997,250     $1,957,264
                          ==========   ==========       ==========     ==========
                           One Year    One to Five      After Five
Maturity Schedule*          or Less       Years           Years          Total
------------------        -----------  -----------  ------------------ ----------
Receive fixed swaps       $  225,000   $  270,000       $  290,000     $  785,000
Pay fixed swaps                5,465      101,976           67,573        175,014
Caps, floors & collars       250,000      747,250              --         997,250
                          ----------   ----------       ----------     ----------
Total                     $  480,465   $1,119,226       $  357,573     $1,957,264
                          ==========   ==========       ==========     ==========

--------
* Maturities are based on full contract extensions.

CAPITAL ADEQUACY AND RESOURCES

  The maintenance of appropriate levels of capital is a management priority and is closely monitored. BB&T's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base to support future growth and comply with all regulatory standards.

  Total shareholders' equity was $2.8 billion at June 30, 1999 and $2.9 billion at December 31, 1998. BB&T's book value per common share at June 30, 1999, was $9.25 compared to $9.53 at December 31, 1998.

  The minimum required ratios of Tier 1 capital (total shareholders' equity excluding unrealized gains or losses on securities available for sale, net of taxes, and nonqualifying intangible assets) and total capital (Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) to risk-weighted assets are defined by Federal Bank Regulatory guidelines. An 8.00% minimum of total capital to risk-weighted assets is required. One-half of the 8.00% minimum must consist of Tier 1 capital under regulatory guidelines. The Tier 1 leverage ratio, established by Federal Bank Regulatory guidelines, measures Tier 1 capital to average total assets less nonqualifying intangibles. The regulatory minimum for the Tier 1 leverage ratio is 3.00% to 5.00% depending upon Federal bank regulatory agency evaluation of an organization's overall safety and soundness. BB&T's capital adequacy ratios for the last five quarters are presented in the accompanying table:

                            CAPITAL ADEQUACY RATIOS

                                 1999                1998
                            --------------- -----------------------
                            Second   First  Fourth   Third  Second
                            Quarter Quarter Quarter Quarter Quarter
                            ------- ------- ------- ------- -------
Risk-based capital ratios:
 Tier 1 capital               9.4%    9.7%   10.3%   10.5%   10.5%
 Total capital               13.5    14.2    15.0    15.3    15.6
Tier 1 leverage ratio         6.6     6.9     7.0     7.3     7.0

ANALYSIS OF RESULTS OF OPERATIONS

  Net income for the second quarter of 1999 totaled $152.8 million, an increase of 19.3% over the $128.0 million earned during the second quarter of 1998. On a diluted per share basis, earnings for the three months ended June 30, 1999 were $.49, compared to $.41 for the same period in 1998, an increase of 19.5%. BB&T's operating results for the second quarter of 1999 produced an annualized return on average assets of 1.60% and an annualized return on average shareholders' equity of 20.70% compared to prior year ratios of 1.50% and 19.52%, respectively.

  For the first half of 1999, net income totaled $291.2 million, an increase of 17.2% compared to the $248.5 million earned in the first six months of 1998. On a diluted per share basis, BB&T earned $.93 in the six months, compared to $.80 last year, an increase of 16.3%.

  BB&T's earnings for the first six months of both 1999 and 1998 were adversely affected by costs of a nonrecurring nature principally associated with consummating mergers and acquisitions. During the first quarter of 1998, BB&T recorded $6.0 million in after-tax expenses primarily associated with the Life merger. These charges included professional fees, as well as costs in connection with the reduction of staffing levels, early retirement packages and other personnel-related expenses. During the first quarter of 1999, $10.4 million in after-tax charges were recorded in conjunction with completing the MainStreet merger. These costs included professional fees, personnel-related expenses and occupancy and equipment costs.

  Excluding the impact of these merger-related charges on operating results, BB&T would have had net income for the first six months of 1999 of $301.6 million, an increase of 18.5%, compared to the $254.5 million earned in the first half of 1998. On a diluted per share basis, earnings for the first six months of 1999 excluding these changes were $.97, compared to $.82 earned last year, an increase of 18.3%. Earnings before nonrecurring expenses for the first half of 1999 produced an annualized return on average assets of 1.62% and a return on average equity of 20.62%, compared to prior year ratios of 1.52% and 19.44%, respectively.

  BB&T's growth in recurring earnings resulted from four principal factors. First, BB&T's noninterest income continues to grow at a very strong pace, increasing 36.8% for the three months ended June 30, 1999, compared to the same period in 1998, and 32.8% for the six months ended June 30, 1999, compared to the first half of 1998. The components of noninterest income that are producing this growth are further described in the following sections. Second, as discussed above, BB&T has experienced positive growth in loans and securities during the second quarter, which resulted in a 13.0% increase in net interest income on a fully taxable equivalent ("FTE") basis in the second quarter of 1999, compared to the second quarter of 1998. For the first six months of 1999, net interest income FTE has increased 10.6% compared to the same period in 1998. Third, BB&T has continued to effectively manage the growth of noninterest expenses. Excluding the effect of acquisitions accounted for by the purchase method of accounting, recurring noninterest expense increased 4.5% in the second quarter of 1999 and 5.8% for the six months of 1999 compared to the same periods in 1998. Fourth, improved overall asset quality and lower credit losses have allowed BB&T to record lower provisions for loan losses during 1999.

Net Interest Income and Net Interest Margin

  Net interest income on an FTE basis was $383.6 million for the second quarter of 1999 compared to $339.5 million for the same period in 1998, a 13.0% increase. For the first half of 1999, net interest income FTE totaled $746.2 million, compared to $674.4 million in 1998, an increase of 10.6%. For the three months ended June 30, 1999, average interest-earning assets increased $3.8 billion, or 12.0%, to $35.8 billion over the second quarter of 1998, while average interest-bearing liabilities increased by $3.5 billion. During the same time period, the net interest margin increased from 4.25% in the second quarter of 1998 to 4.29% in the current quarter. The 4 basis point increase in margin was primarily the result of lower funding costs.

  The following tables set forth the major components of net interest income and the related yields for the second quarter of 1999 compared to the second quarter of 1998, and the six months ended June 30, 1999 and 1998, and the variances between the periods caused by changes in interest rates versus changes in volumes.

                Net Interest Income and Rate / Volume Analysis
               For the Three Months Ended June 30, 1999 and 1998

                                                   Yield /
                             Average Balances       Rate      Income / Expense              Change due to
                          ----------------------- ----------  -----------------  Increase  ----------------
Fully Taxable Equivalent
- (Dollars in thousands)     1999        1998     1999  1998    1999     1998   (Decrease)  Rate    Volume
------------------------  ----------- ----------- ----  ----  -------- -------- ---------- -------  -------
Assets
Securities(1):
U.S. Treasury,
government and other (5)  $ 9,702,642 $ 8,402,370 6.56% 6.67% $159,020 $140,129  $18,891   $(2,450) $21,341
States and political
subdivisions                  519,717     228,239 7.51  8.36     9,764    4,770    4,994      (526)   5,520
                          ----------- ----------- ----  ----  -------- --------  -------   -------  -------
 Total securities (5)      10,222,359   8,630,609 6.61  6.72   168,784  144,899   23,885    (2,976)  26,861
Other earning assets (2)      394,035     216,175 5.64  5.60     5,541    3,018    2,523        22    2,501
Loans and leases, net of
unearned income
(1)(3)(4)(5)               25,200,396  23,146,329 8.74  9.03   549,709  521,240   28,469   (16,716)  45,185
                          ----------- ----------- ----  ----  -------- --------  -------   -------  -------
 Total earning assets      35,816,790  31,993,113 8.10  8.38   724,034  669,157   54,877   (19,670)  74,547
                          ----------- ----------- ----  ----  -------- --------  -------   -------  -------
 Non-earning assets         2,576,790   2,155,854
                          ----------- -----------
  Total assets            $38,393,580 $34,148,967
                          =========== ===========
Liabilities and
Shareholders' Equity
Interest-bearing
deposits:
Savings and interest-
checking                  $ 1,760,553 $ 1,959,573 1.57  1.96     6,893    9,589   (2,696)   (1,788)    (908)
Money rate savings          6,954,090   5,750,932 2.78  2.94    48,139   42,149    5,990    (2,441)   8,431
Time deposits              12,346,889  11,782,029 5.06  5.50   155,776  161,437   (5,661)  (13,170)   7,509
                          ----------- ----------- ----  ----  -------- --------  -------   -------  -------
 Total interest-bearing
 deposits                  21,061,532  19,492,534 4.01  4.39   210,808  213,175   (2,367)  (17,399)  15,032
Short-term borrowed
funds                       5,140,023   4,495,242 4.64  5.32    59,468   59,607     (139)   (8,112)   7,973
Long-term debt              5,238,732   3,903,859 5.36  5.84    70,154   56,898   13,256    (4,923)  18,179
                          ----------- ----------- ----  ----  -------- --------  -------   -------  -------
 Total interest-bearing
 liabilities               31,440,287  27,891,635 4.34  4.74   340,430  329,680   10,750   (30,434)  41,184
                          ----------- ----------- ----  ----  -------- --------  -------   -------  -------
 Noninterest-bearing
 deposits                   3,385,402   3,069,532
 Other liabilities            607,239     556,759
 Shareholders' equity       2,960,652   2,631,041
                          ----------- -----------
 Total liabilities and
 shareholders' equity     $38,393,580 $34,148,967
                          =========== ===========
Average interest rate
spread                                            3.76  3.64
Net yield on earning
assets                                            4.29% 4.25% $383,604 $339,477  $44,127   $10,764  $33,363
                                                  ====  ====  ======== ========  =======   =======  =======
Taxable equivalent
adjustment                                                    $ 21,328 $ 16,016
                                                              ======== ========

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

 Net Interest Income and Rate / Volume Analysis For the Six Months Ended June
                               30, 1999 and 1998

                             Average Balances     Yield / Rate     Income / Expense               Change due to
                          ----------------------- --------------  -------------------  Increase  ----------------
Fully Taxable Equivalent
- (Dollars in thousands)     1999        1998      1999    1998     1999      1998    (Decrease)  Rate    Volume
------------------------  ----------- ----------- ------  ------  --------- --------- ---------- -------  -------
Assets
Securities(1):
U.S. Treasury,
government and other (5)  $ 9,244,178 $ 8,338,023   6.54%   6.72% $ 302,369 $ 279,971  $22,398   $(7,332) $29,730
States and political
subdivisions                  443,042     233,355   7.59    8.40     16,815     9,803    7,012    (1,020)   8,032
                          ----------- ----------- ------  ------  --------- ---------  -------   -------  -------
 Total securities (5)       9,687,220   8,571,378   6.60    6.77    319,184   289,774   29,410    (8,352)  37,762
Other earning assets (2)      260,878     226,321   5.41    5.72      6,998     6,421      577      (364)     941
Loans and leases, net
of unearned income
(1)(3)(4)(5)               25,020,404  22,766,441   8.72    9.09  1,083,189 1,028,651   54,538   (44,307)  98,845
                          ----------- ----------- ------  ------  --------- ---------  -------   -------  -------
 Total earning assets      34,968,502  31,564,140   8.10    8.44  1,409,371 1,324,846   84,525   (53,023) 137,548
                          ----------- ----------- ------  ------  --------- ---------  -------   -------  -------
 Non-earning assets         2,538,481   2,158,982
                          ----------- -----------
  Total assets            $37,506,983 $33,723,122
                          =========== ===========
Liabilities and
Shareholders' Equity
Interest-bearing
deposits:
Savings and interest-
checking                  $ 1,772,604 $ 2,005,882   1.61    1.96     14,121    19,501   (5,380)   (3,273) (2,107)
Money rate savings          6,901,406   5,598,218   2.80    2.99     95,779    82,877   12,902    (5,439)  18,341
Time deposits              12,275,390  11,743,915   5.10    5.50    310,667   320,089   (9,422)  (23,506)  14,084
                          ----------- ----------- ------  ------  --------- ---------  -------   -------  -------
 Total interest-bearing
 deposits                  20,949,400  19,348,015   4.05    4.40    420,567   422,467   (1,900)  (32,218)  30,318
Short-term borrowed
funds                       4,567,574   4,321,572   4.67    5.33    105,730   114,201   (8,471)  (14,718)   6,247
Long-term debt              5,106,913   3,897,052   5.38    5.87    136,912   113,796   23,116    (9,923)  33,039
                          ----------- ----------- ------  ------  --------- ---------  -------   -------  -------
 Total interest-bearing
 liabilities               30,623,887  27,566,639   4.36    4.76    663,209   650,464   12,745   (56,859)  69,604
                          ----------- ----------- ------  ------  --------- ---------  -------   -------  -------
 Noninterest-bearing
 deposits                   3,334,633   2,987,654
 Other liabilities            599,155     528,140
 Shareholders' equity       2,949,308   2,640,689
                          ----------- -----------
 Total liabilities and
 shareholders' equity     $37,506,983 $33,723,122
                          =========== ===========
Average interest rate
spread                                              3.74    3.68
Net yield on earning
assets                                              4.28%   4.29% $ 746,162 $ 674,382  $71,780   $ 3,836  $67,944
                                                  ======  ======  ========= =========  =======   =======  =======
Taxable equivalent
adjustment                                                        $  39,509 $  31,581
                                                                  ========= =========

(1) Yields related to securities , loans and leases exempt from both Federal and state income taxes, Federal income taxes only or state income taxes only are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan, fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans is included as income.
(5) Included assets which were held for resale or available for sale at amortized cost and trading securities at estimated fair value.

Noninterest Income

  Noninterest income for the three months ended June 30, 1999, was $184.2 million compared to $134.7 million for the same period in 1998, an increase of 36.8%. Excluding the impact of purchase accounting acquisitions, BB&T's noninterest income would have increased 14.7% in the second quarter of 1999 compared to 1998. For the six months ended June 30, 1999, noninterest income totaled $345.4 million, an increase of $85.3 million, or 32.8%, compared to the first half of 1998.

  BB&T experienced growth in all significant areas of noninterest income. Service charges on deposits, mortgage banking revenues, investment banking and brokerage fees, agency insurance commissions and other fees and commissions all showed strong gains during the period. The percentage of total revenues (tax-equivalent net interest income plus noninterest income excluding securities gains or losses) derived from noninterest income, was 32.8% for the three months ended June 30, 1999, up from 28.2% for the second quarter of 1998. For the six months, the percentage of total revenues derived from noninterest income was 31.8%, compared to 27.5% for the first six months of 1998.

  Service charges on deposits increased $4.0 million, or 9.2%, for the second quarter of 1999, compared to the second quarter of 1998. The primary factor contributing to this growth was an increase in the number of accounts subject to service charges. The largest components of the growth within service charges on deposits included account analysis fees on commercial transaction accounts, service charges on commercial and personal accounts and overdraft charges on commercial accounts. For the six months ended June 30, 1999, service charges on deposits increased $9.2 million, or 10.7%, compared to 1998.

  Trust income increased $4.0 million, or 44.1%, for the three months ended June 30, 1999, from the same period a year ago. Approximately 15% of the increase resulted from the acquisition of W.E. Stanley at the end of the second quarter of 1998. Also, assets under management have increased to $10.3 billion, an increase of approximately 13.2% from the second quarter of 1998. The remaining increase reflects internal growth, driven principally by increased general trust services income and higher mutual fund fees. For the six months ended June 30, 1999, trust income increased $7.9 million, or 44.9%.

  Investment banking and brokerage fees increased $26.7 million in the second quarter of 1999 compared to the second quarter of 1998 because of the March 26, 1999, acquisition of Scott & Stringfellow. Scott & Stringfellow was accounted for as a purchase; therefore, the earnings of Scott & Stringfellow were only included in BB&T's accounts in periods following the acquisition. For the six months ended June 30, 1999, investment banking and brokerage fees increased $30.2 million, or 141.3%. Scott & Stringfellow contributed $28.3 million to the increase.

  Agency insurance commissions increased $4.6 million, or 37.5%, in the second quarter of 1999 compared to the same three-month period of 1998. This resulted from growth in property and casualty insurance commissions, contingent insurance commissions and the purchase of additional agencies. BB&T has the largest independent insurance agency system in the Carolinas, and the second largest bank-owned insurance agency network in the country. Over the past several quarters, the network has expanded both the types of products offered and the number of agencies in the network. BB&T acquired five insurance agencies and the entire book of business of a sixth agency. For the six months ended June 30, 1999, agency insurance commissions increased $7.4 million, or 28.2%.

  Income from mortgage banking activities increased $9.3 million, or 40.0%, for the three months ended June 30, 1999, compared to the same period in 1998. The increase resulted from significantly higher volumes of mortgage loans originated in 1998 and sold during 1999. Mortgage banking operations also benefited from higher mortgage loan servicing fee income and underwriting fee income, as well as a significant increase in gains on mortgage loans sold. For the six months ended June 30, 1999, mortgage banking income increased $26.7 million, or 69.1%.

  Other nondeposit fees and commissions increased by $6.4 million, or 31.8%, to a level of $26.4 million for the three months ended June 30, 1999, compared with $20.1 million for the second quarter of 1998. The components generating the increase in nondeposit fees and commissions were revenues from merchant discounts, bankcard-related fees, higher overlimit fees and increased international income. For the six months ended June 30, 1999, other nondeposit fees and commissions increased $9.9 million, or 25.3%.

  Other income decreased 3.8% in the second quarter of 1999 compared to 1998, and increased $1.5 million, or 7.2%, for the six months principally from check sales revenues and earnings from BB&T-owned life insurance policies.

Noninterest Expense

  Noninterest expenses totaled $302.1 million for the second quarter of 1999 compared to $247.9 million for the same period a year ago, an increase of 21.9%. For the six months, noninterest expenses totaled $583.9 million, an increase of 18.5% compared to the first half of 1998. Noninterest expense for the first quarter of 1999 includes $15.8 million of nonrecurring expenses associated with the acquisition of MainStreet, while the first three months of 1998 include $7.8 million of costs resulting from the merger with Life. Excluding these merger costs from both years, noninterest expenses increased $83.0 million, or 17.1%, for the six months ended June 30, 1999, compared to the same period in 1998. Excluding the effects of business combinations accounted for as purchases that have been completed since June 30, 1998, noninterest expenses for the second quarter and six months of 1999 would have increased 4.5% and 5.8%, respectively, from the comparable periods in 1998. BB&T's efficiency ratio, which measures the percentage of recurring expenses to total net revenues on an FTE basis, was 52.8% for the second quarter of 1999 and 51.8% for the first six months of 1999, compared to 52.3% and 52.0%, respectively, in 1998.

  Personnel expense, the largest component of noninterest expense, was $158.6 million for the second quarter of 1999 compared to $124.8 million for the same period in 1998, an increase of $33.8 million, or 27.1%. This growth results from annual salary adjustments, which typically begin in April, higher incentive compensation costs and the effect of acquisitions accounted for as purchases completed since June 30, 1998. For the six months ended June 30, 1999, personnel expense totaled $299.8 million, an increase of $51.4 million, or 20.7%. Excluding the impact of acquisitions accounted for as purchases, personnel expense would have increased $12.1 million, or 5.0%, during the first six months of 1999.

  Occupancy and equipment expense for the three months ended June 30, 1999, totaled $47.1 million, an increase of $5.4 million, or 12.9%, compared to 1998. This increase was principally due to acquisitions accounted for as purchases, costs associated with the maintenance of computer equipment and other furniture and equipment costs. For the six months ended June 30, 1999, occupancy and equipment expense increased $14.6 million, or 18.1%. Excluding the impact of acquisitions accounted for as purchases, net occupancy and equipment expense would have increased $6.1 million, or 7.5%, during the first six months of 1999.

  The amortization of intangible assets and mortgage servicing rights totaled $16.5 million for the three months ended June 30, 1999, a $5.3 million, or 47.2% increase from the amount incurred in the second quarter of 1998. This increase was the result of a $540,000 increase in amortization of mortgage loan servicing rights and increased amortization of goodwill totaling $4.8 million due to acquisitions consummated using purchase accounting. Total goodwill and other intangibles, including mortgage servicing rights, have increased from $340.1 million at June 30, 1998 to $626.2 million at June 30, 1999. For the six months ended June 30, 1999, the amortization of intangible assets and mortgage servicing rights increased $10.9 million, or 50.6%.

  Other noninterest expenses for the second quarter of 1999 totaled $79.8 million, an increase of $9.7 million, or 13.8%, compared to 1998. This increase was primarily due to purchase accounting acquisitions and higher expenses at Craigie and Regional Acceptance. For the six months ended June 30, 1999, other noninterest expenses increased $14.1 million, or 9.9%, compared to the first half of 1998.

Provision for Income Taxes

  The provision for income taxes totaled $71.6 million for the second quarter of 1999, an increase of $12.4 million, or 21.0%, compared to the second quarter of 1998. For the six months ended June 30, 1999, the provision for income taxes totaled $136.9 million, an increase of $21.9 million, or 19.0%, compared to the first half of 1998. The effective tax rates on pretax income were 31.9% and 31.6% for the three months ended June 30, 1999 and 1998, respectively, and were 32.0% and 31.6% for the six months ended June 30, 1999 and 1998, respectively.

                             PROFITABILITY MEASURES

                                      1999                  1998
                                 ----------------  -------------------------
                                 Second    First   Fourth    Third   Second
                                 Quarter  Quarter  Quarter  Quarter  Quarter
                                 -------  -------  -------  -------  -------
Return on average assets            1.60%    1.53%    1.45%    1.54%    1.50%
Return on average common equity    20.70    19.11    17.90    19.96    19.52
Net interest margin                 4.29     4.28     4.28     4.36     4.25
Efficiency ratio (taxable
 equivalent)*                       52.8     50.7     52.5     51.6     52.3

--------
* Excludes securities gains (losses), foreclosed property expense and nonrecurring items.

Second Quarter 1999 Year 2000 Readiness Disclosure

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

Year 2000 Project

  BB&T's Year 2000 strategy is divided into five major phases: inventory, assessment, remediation, testing and change / clean management ("Year 2000 Project"). During the inventory and assessment phases, BB&T identified all specific systems that required modification or replacement and assessed the steps necessary to remediate the Year 2000 Issue. In the remediation phase, the systems requiring remediation were replaced, modified or retired, as appropriate. The testing phase included internal and external testing with third parties to ensure that the remediated systems will accurately process dates and date data before, on and after January 1, 2000. Finally, the change
/ clean management phase includes placing the remediated systems back into production and the implementation of processes and procedures to monitor and to protect remediated systems from alterations that might affect Year 2000 readiness.

  In order to carry out the Year 2000 project, BB&T divided its internal and external systems into three major categories: core business systems, distributed business systems and non-information technology systems. The core business systems are those systems that run on BB&T's mainframe. The distributed systems are those systems that do not run on the mainframe. The non-information technology systems are those systems that have embedded microchips or microprocessors controlling the function of equipment; such as elevators, fire and security systems, etc. These three categories are further broken down into mission-critical and non-mission-critical systems. BB&T prioritized its systems for remediation based on their overall importance to the operations of BB&T. Mission-critical systems are those systems that are critical to the operations of BB&T and / or vital to the business continuity of BB&T. While the Year 2000 Project addressed all internal and external systems used by BB&T to conduct its business, the highest priority was given to mission-critical systems.

State of Readiness

  BB&T's current state of readiness as of August 12, 1999, is as follows:

  Core business systems mission-critical: All phases have been completed and the change / clean management phase has been implemented. BB&T has placed 100% of remediated core business systems back into production.

  Distributed business systems mission-critical: All phases have been completed and the change / clean management phase has been implemented. BB&T has placed 100% of remediated mission-critical distributed business systems back into production.

  Non-information technology systems mission-critical: Embedded technology controls certain building security and operations, such as power management, elevators and security systems. All facilities, including buildings, equipment and other infrastructure using embedded technology have been evaluated. Those buildings in which critical processes are performed have been confirmed as Year 2000 Ready.

  BB&T's Year 2000 readiness plans and status have been reviewed during compliance audits by various state and Federal regulators. These reviews have not resulted in any significant findings of deficiency by regulators and BB&T has met all regulatory deadlines during the Year 2000 project.

Risks

  The failure to correct a mission-critical Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities and operations. Such failures could materially and adversely affect BB&T's financial condition or results of operations. Management presently believes that the modifications to existing systems and, in certain circumstances, conversions to new systems, will minimize the effects on BB&T of the Year 2000 issue.

Third Party Assessments

  BB&T relies on numerous third parties and conducts formal communications on an ongoing basis with these third parties to determine the extent to which BB&T may be vulnerable to their failure to remediate their own Year 2000 issues. These third parties include providers of core and distributed systems-related products and services; external agents, which include government agencies and other agents requiring systems interfaces; infrastructure-related third parties, including utilities and telecommunications providers, landlords and miscellaneous suppliers; and capital markets partners, which includes any third parties requiring financial settlement. During the fourth quarter of 1998 and early in 1999, BB&T mailed in excess of 2,500 surveys to these third parties in order to assess the status of their Year 2000 readiness. These surveys included 227 third parties considered mission-critical to BB&T's operations. Information has been obtained from 99% of these mission-critical third parties. Risk assessments have been completed on the mission-critical third parties, and appropriate measures to minimize risk to the extent possible have been undertaken with those vendors that have been determined to represent high levels of risk to BB&T. Among those that have responded, management has determined that less than 1% represent a high risk to BB&T. For these third parties, appropriate contingency plans have been developed and are constantly being monitored and revised accordingly. However, BB&T has no viable alternative for certain suppliers, such as utilities and telecommunications providers. Also, as with all financial institutions, BB&T places a high degree of reliance on the systems of other institutions, including governmental agencies, to settle transactions.

  BB&T also relies on clients to make preparations for the Year 2000 to protect their business operations from interruptions that could threaten their ability to honor their financial commitments. During 1998, BB&T developed and implemented revised underwriting policies to address Year 2000 issues for our large commercial clients and new commercial clients. Adherence to these policies is required for credits in excess of $1 million and encouraged for other significant clients. BB&T distributed in excess of 4,000 questionnaires to clients in order to assess the state of their Year 2000 Readiness. Lenders were required to follow up with their clients to ensure the accuracy of the responses to the questionnaires. Based on the results of these questionnaires, clients were assigned a Year 2000 "risk grade". Among these lending relationships, BB&T rated approximately 3.3% of the commercial loan portfolio as representing a high risk to BB&T, and the remaining clients were determined to represent low risk to BB&T. For clients that were judged to represent significant risks to BB&T, management is monitoring their progress in addressing their own Year 2000 Readiness and assessing their ability to meet their financial obligations. These risk assessments are updated quarterly for larger clients and potential new clients.

  BB&T is also assessing potential Year 2000 risks associated with its fiduciary activities. When making investment decisions or recommendations, BB&T considers Year 2000 issues in our analyses, and may take steps to investigate Year 2000 Readiness in assessing certain assets held in trust.

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

Contingency Business and Event Planning

  During 1998 and 1999, management took action to enhance existing business resumption plans to address potential Year 2000 disruptions. Each line of business had significant involvement in the preparation of supplemental Year 2000 contingency / event plans designed to address specific business functions. BB&T completed its Year 2000 contingency / event planning as of June 30, 1999. All of the plans have been tested and additional testing of mission-critical plans will be conducted as the Year 2000 approaches. The plans will be modified as needed as BB&T continues to obtain information relating to its own systems and the systems of its significant third parties.

  In addition to its contingency planning efforts, BB&T is designing and implementing a Corporate Command Center to monitor, coordinate and report on enterprise-wide Year 2000 activities. The Command Center will be the central communications point for branches, business offices and management, and will coordinate any corrective actions or activation of contingency plans should Year 2000 disruptions occur.

Costs

  The projected total incremental cost of the Year 2000 project is currently estimated at approximately $30 million and is being funded through operating cash flows. As of June 30, 1999, a cumulative total of approximately $25.8 million had been spent on the assessment of and efforts in connection with the Year 2000 project, of which $4.5 million represented internal personnel and other costs.

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

Item 4. Submission of Matters to a Vote of Security Holders

  BB&T held its annual meeting of the shareholders on April 27, 1999, to consider and vote upon the following matters:

(1) To elect seven Directors for three-year terms expiring in 2002. Of shares represented by proxy, votes in favor were 211,923,602; and votes withheld were 1,650,320.
(2) To ratify the reappointment of Arthur Andersen LLP as the Corporation's independent auditors for 1999. Of shares represented by proxy, votes in favor were 212,382,333; votes opposed were 391,207; and abstentions were 936,252.
(3) To transact such other business as may properly come before the meeting. Of shares represented by proxy, votes in favor were 207,283,719; votes opposed were 4,803,292; and abstentions were 1,511,525.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 11--"Computation of Earnings Per Share" is included herein as Note
    E.

  Exhibit 27--"Financial Data Schedule" is included in the electronically-filed document as required.

(b) Current Reports on Form 8-K

  On April 9, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to announce that BB&T and Matewan had agreed to extend the due diligence period associated with their proposed merger through April 28, 1999. On April 12, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the first quarter of 1999. On April 28, 1999, BB&T filed an amendment to the Form 8-K, originally filed February 25, 1999, to disclose renegotiated terms of the proposed acquisition of Matewan by BB&T. On April 28, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to report that the Board of Directors had authorized the repurchase of up to 10 million shares of BB&T common stock in connection with specific business combinations to be accounted for as purchases. On April 28, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to report that BB&T had entered into a definitive agreement to acquire First Liberty Financial Corp. of Macon, Georgia. On April 30, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to restate BB&T's Annual Report on Form 10-K for the accounts of MainStreet Financial Corporation, which was acquired on March 5, 1999, and accounted for as a pooling of interests. On July 14, 1999, BB&T filed a Form 8-K under Item 5 to report the results of operations for the second quarter of 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BB&T CORPORATION
                                             (Registrant)

Date: August 12, 1999                            By:       /s/ Scott E. Reed
 ______________________________             ___________________________________________
                                               Scott E. Reed, Senior Executive Vice
                                               President and Chief Financial Officer

Date: August 12, 1999                           By:      /s/ Sherry A. Kellett
 ______________________________             __________________________________________
                                                Sherry A. Kellett, Senior Executive
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)