Form 10-Q
period 1999-09-30
BB&T CORP
filed 1999-11-12
CIK 92230

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

                               September 30, 1999

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  At October 31, 1999, 318,538,910 shares of the registrant's common stock, $5 par value, were outstanding.

                               ----------------

     This Form 10-Q has 34 pages. The Exhibit Index is included on Page 33.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                BB&T CORPORATION
                                   FORM 10-Q
                               September 30, 1999

                                     INDEX

                                                         Page No.
                                                         --------
Part I.  FINANCIAL INFORMATION                               2

  Item 1. Financial Statements (Unaudited)                   2

       Consolidated Financial Statements                     2

       Notes to Consolidated Financial Statements            6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations    15

       Analysis of Financial Condition                      15

       Market Risk Management                               19

       Capital Adequacy and Resources                       22

       Analysis of Results of Operations                    23

Part II. OTHER INFORMATION                                  33

  Item 1. Legal Proceedings                                 33

  Item 6. Exhibits and Reports on Form 8-K                  33

SIGNATURES                                                  34

EXHIBIT 11 Calculation of Earnings Per Share                33

EXHIBIT 27  Financial Data Schedule--Included with
            electronically-filed
            document only.

                         Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                       BB&T CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                      (unaudited)   (audited)
Assets
 Cash and due from banks                              $ 1,019,596  $ 1,061,581
 Interest-bearing deposits with banks                      11,600       17,678
 Federal funds sold and securities purchased under
  resale agreements or similar arrangements               491,284      116,458
 Trading securities                                        72,750       60,422
 Securities available for sale                         10,636,096    9,154,352
 Securities held to maturity (market value: $99,703
  at September 30, 1999, and $368,655 at December
  31, 1998)                                                98,262      360,783
 Loans held for sale                                      268,276    1,056,841
 Loans and leases, net of unearned income              27,095,010   24,433,260
  Allowance for loan and lease losses                    (369,346)    (344,708)
                                                      -----------  -----------
  Loans and leases, net                                26,725,664   24,088,552
                                                      -----------  -----------
 Premises and equipment, net                              523,231      496,158
 Other assets                                           1,802,837    1,490,294
                                                      -----------  -----------
   Total assets                                       $41,649,596  $37,903,119
                                                      ===========  ===========
Liabilities and Shareholders' Equity
 Noninterest-bearing deposits                         $ 3,683,292  $ 3,618,848
 Savings and interest checking                          1,695,274    2,002,801
 Money rate savings                                     7,450,275    7,131,229
 Other time deposits                                   12,513,911   11,871,757
 Foreign deposits                                         361,994      638,676
                                                      -----------  -----------
   Total deposits                                      25,704,746   25,263,311
                                                      -----------  -----------
 Short-term borrowed funds                              5,894,267    3,751,748
 Long-term debt                                         6,321,643    5,300,536
 Accounts payable and other liabilities                   635,025      543,194
                                                      -----------  -----------
   Total liabilities                                   38,555,681   34,858,789
                                                      -----------  -----------
Shareholders' equity:
 Preferred stock, $5 par, 5,000,000 shares
  authorized, none issued and outstanding                     --           --
 Common stock, $5 par, 500,000,000 shares
  authorized, 318,198,872 issued and outstanding at
  September 30, 1999, and 316,590,552 at December
  31, 1998                                              1,590,994    1,582,953
 Additional paid-in capital                               183,807      185,226
 Retained earnings                                      1,467,166    1,213,179
 Loan to employee stock ownership plan and unvested
  restricted stock                                        (12,074)         (14)
 Accumulated other nonshareholder changes in equity,
  net of deferred income taxes of ($80,656) at
  September 30, 1999 and $39,612 at December 31,
  1998                                                   (135,978)      62,986
                                                      -----------  -----------
   Total shareholders' equity                           3,093,915    3,044,330
                                                      -----------  -----------
   Total liabilities and shareholders' equity         $41,649,596  $37,903,119
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

                       BB&T CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                              For the Three Months      For the Nine Months
                               Ended September 30,      Ended September 30,
                             ------------------------ ------------------------
                                1999         1998        1999         1998
                             -----------  ----------- -----------  -----------
Interest Income
 Interest and fees on loans
  and leases                 $   591,924  $   545,385 $ 1,703,921  $ 1,597,215
 Interest and dividends on
  securities                     169,303      141,628     481,966      429,961
 Interest on short-term
  investments                      6,024        2,912      10,850       10,422
                             -----------  ----------- -----------  -----------
   Total interest income         767,251      689,925   2,196,737    2,037,598
                             -----------  ----------- -----------  -----------
Interest Expense
 Interest on deposits            231,915      223,672     671,930      665,646
 Interest on short-term
  borrowed funds                  69,328       53,422     176,933      169,374
 Interest on long-term debt       78,937       68,117     225,439      188,628
                             -----------  ----------- -----------  -----------
   Total interest expense        380,180      345,211   1,074,302    1,023,648
                             -----------  ----------- -----------  -----------
Net Interest Income              387,071      344,714   1,122,435    1,013,950
 Provision for loan and
  lease losses                    20,000       21,428      61,867       71,503
                             -----------  ----------- -----------  -----------
Net Interest Income After
 Provision for Loan and
 Lease Losses                    367,071      323,286   1,060,568      942,447
                             -----------  ----------- -----------  -----------
Noninterest Income
 Service charges on
  deposits                        49,924       44,721     146,700      132,228
 Mortgage banking revenues        27,256       23,599      94,502       63,615
 Investment banking &
  brokerage fees                  36,681       11,518      88,622       33,140
 Trust revenue                    14,351       11,460      40,960       30,012
 Agency insurance
  commissions                     20,464       12,399      54,166       38,687
 Other insurance
  commissions                      3,035        2,378       8,616        7,879
 Other nondeposit fees and
  commissions                     25,610       22,842      75,148       62,862
 Securities (losses) gains,
  net                             (1,568)       2,277      (4,255)       6,442
 Other noninterest income         11,710       13,278      35,339       36,995
                             -----------  ----------- -----------  -----------
   Total noninterest income      187,463      144,472     539,798      411,860
                             -----------  ----------- -----------  -----------
Noninterest Expense
 Personnel expense               174,586      136,741     487,743      398,007
 Occupancy and equipment
  expense                         50,897       43,812     149,564      127,442
 Amortization of
  intangibles and mortgage
  servicing rights                16,867       11,818      50,081       34,682
 Other noninterest expense       104,551       77,205     268,142      219,815
                             -----------  ----------- -----------  -----------
   Total noninterest expense     346,901      269,576     955,530      779,946
                             -----------  ----------- -----------  -----------
Earnings
 Income before income taxes      207,633      198,182     644,836      574,361
 Provision for income taxes       66,528       62,773     205,732      181,964
                             -----------  ----------- -----------  -----------
 Net income                  $   141,105  $   135,409 $   439,104  $   392,397
                             -----------  ----------- -----------  -----------
Per Common Share
 Net income:
   Basic                     $       .45  $       .44 $      1.39  $      1.26
                             ===========  =========== ===========  ===========
   Diluted                   $       .44  $       .43 $      1.36  $      1.23
                             ===========  =========== ===========  ===========
 Cash dividends paid         $       .20  $      .175 $       .55  $      .485
                             ===========  =========== ===========  ===========
Average Common Shares
 Outstanding
   Basic                     316,676,288  310,522,891 316,321,063  312,446,889
                             ===========  =========== ===========  ===========
   Diluted                   322,094,400  316,482,193 322,253,823  318,814,080
                             ===========  =========== ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)
                             (Dollars in thousands)

                                                                           Accumulated
                                                                              Other
                           Shares of               Additional  Retained   Nonshareholder     Total
                            Common       Common     Paid-In    Earnings     Changes in   Shareholders'
                             Stock       Stock      Capital   and Other*      Equity        Equity
                          -----------  ----------  ---------- ----------  -------------- -------------
Balance, December 31,
 1997, as restated        156,774,038  $  783,870   $247,343  $1,609,125    $  54,376     $2,694,714
Add (Deduct)
 Nonshareholder changes
  in equity:**
 Net income                       --          --         --      392,397          --         392,397
  Unrealized holding
   gains (losses)
   arising during the
   period                         --          --         --          --        50,744         50,744
  Less: reclassification
   adjustment, net of
   tax of $2,548                  --          --         --          --        (3,894)        (3,894)
                          -----------  ----------   --------  ----------    ---------     ----------
 Net unrealized gains
  (losses) on securities          --          --         --          --        46,850         46,850
                          -----------  ----------   --------  ----------    ---------     ----------
 Total nonshareholder
  changes in equity               --          --         --      392,397       46,850        439,247
                          -----------  ----------   --------  ----------    ---------     ----------
 Common stock issued       10,786,440      53,932    308,024         --           --         361,956
 Redemption of common
  stock                    (5,485,280)    (27,426)  (272,491)        --           --        (299,917)
 2-for-1 stock split
  effective August 3,
  1998                    155,003,513     775,019    (63,432)   (711,587)         --             --
 Cash dividends declared
  on common stock                 --          --         --     (155,561)         --        (155,561)
 Other                            --          --         --       (6,149)         --          (6,149)
                          -----------  ----------   --------  ----------    ---------     ----------
Balance, September 30,
 1998                     317,078,711  $1,585,395   $219,444  $1,128,225    $ 101,226     $3,034,290
                          ===========  ==========   ========  ==========    =========     ==========
Balance, December 31,
 1998, as restated        316,590,552  $1,582,953   $185,226  $1,213,165    $  62,986     $3,044,330
Add (Deduct)
 Nonshareholder changes
  in equity:**
 Net income                       --          --         --      439,104          --         439,104
  Unrealized holding
   gains (losses)
   arising during the
   period                         --          --         --          --      (201,536)      (201,536)
  Less: reclassification
   adjustment, net of
   tax of ($1,683)                --          --         --          --         2,572          2,572
                          -----------  ----------   --------  ----------    ---------     ----------
 Net unrealized gains
  (losses) on securities          --          --         --          --      (198,964)      (198,964)
                          -----------  ----------   --------  ----------    ---------     ----------
 Total nonshareholder
  changes in equity               --          --         --      439,104     (198,964)       240,140
                          -----------  ----------   --------  ----------    ---------     ----------
 Common stock issued       10,143,864      50,719    281,911         --           --         332,630
 Redemption of common
  stock                    (8,535,544)    (42,678)  (283,330)        --           --        (326,008)
 Cash dividends declared
  on common stock                 --          --         --     (185,117)         --        (185,117)
 Other                            --          --         --      (12,060)         --         (12,060)
                          -----------  ----------   --------  ----------    ---------     ----------
Balance, September 30,
 1999                     318,198,872  $1,590,994   $183,807  $1,455,092    $(135,978)    $3,093,915
                          ===========  ==========   ========  ==========    =========     ==========

--------
 * Other includes unearned income and unvested restricted stock.
** Comprehensive income as defined by SFAS No. 130.

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)
                             (Dollars in thousands)

                                                         1999         1998
                                                      -----------  -----------
Cash Flows From Operating Activities:
 Net income.......................................... $   439,104  $   392,397
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan and lease losses................      61,867       71,503
  Depreciation of premises and equipment.............      62,102       51,660
  Amortization of intangibles and mortgage servicing
   rights............................................      50,081       34,682
  Accretion of negative goodwill.....................      (4,682)      (4,682)
  Amortization of unearned stock compensation........       2,690          339
  Discount accretion and premium amortization on
   securities, net...................................        (660)         764
  Net decrease in trading account securities.........        (303)       1,505
  Loss (gain) on sales of securities, net............       4,255       (6,442)
  Loss (gain) on sales of premises and equipment,
   net...............................................      (3,776)     (14,226)
  Proceeds from sales of loans held for sale.........   3,390,074    3,323,145
  Purchases of loans held for sale...................    (827,952)  (1,282,475)
  Origination of loans held for sale, net of
   principal collected...............................  (1,747,410)  (2,191,928)
  Decrease (increase) in:
   Accrued interest receivable.......................     (28,854)     (19,105)
   Other assets......................................     (78,241)     (86,423)
  Increase (decrease) in:
   Accrued interest payable..........................      46,471       22,012
   Accounts payable and other liabilities............     207,404      113,714
  Other, net.........................................     (24,289)     (26,160)
                                                      -----------  -----------
    Net cash provided by operating activities........   1,547,881      380,280
                                                      -----------  -----------
Cash Flows From Investing Activities:
 Proceeds from sales of securities available for
  sale...............................................     546,633    1,154,077
 Proceeds from maturities, calls and paydowns of
  securities available for sale......................   1,804,813    1,944,367
 Purchases of securities available for sale..........  (3,941,337)  (3,595,806)
 Proceeds from maturities, calls and paydowns of
  securities held to maturity........................      33,853      108,530
 Purchases of securities held to maturity............      (2,922)     (55,557)
 Leases made to customers............................     (93,096)     (69,000)
 Principal collected on leases.......................      53,819       48,192
 Loan originations, net of principal collected.......  (2,189,698)    (970,466)
 Purchases of loans..................................     (83,139)    (104,079)
 Net cash acquired in transactions accounted for
  under the purchase method..........................     311,975       94,743
 Purchases and originations of mortgage servicing
  rights.............................................     (48,934)     (56,766)
 Proceeds from disposals of premises and equipment...      15,926       27,306
 Purchases of premises and equipment.................     (77,231)    (105,765)
 Proceeds from sales of foreclosed property..........      22,878       20,501
 Proceeds from sales of other real estate held for
  development or sale................................       7,755       14,680
 Other, net..........................................         --          (668)
                                                      -----------  -----------
    Net cash used in investing activities............  (3,638,705)  (1,545,711)
                                                      -----------  -----------
Cash Flows From Financing Activities:
 Net decrease in deposits............................    (133,640)     (16,063)
 Net increase in short-term borrowed funds...........   2,004,253      317,230
 Proceeds from long-term debt........................   1,808,888    2,566,291
 Repayments of long-term debt........................    (799,677)  (1,530,077)
 Net proceeds from common stock issued...............      36,022       25,136
 Redemption of common stock..........................    (326,008)    (299,917)
 Cash dividends paid on common stock.................    (172,251)    (145,548)
                                                      -----------  -----------
    Net cash provided by financing activities........   2,417,587      917,052
                                                      -----------  -----------
 Net Increase (Decrease) in Cash and Cash
  Equivalents........................................     326,763     (248,379)
 Cash and Cash Equivalents at Beginning of Period....   1,195,717    1,350,717
                                                      -----------  -----------
 Cash and Cash Equivalents at End of Period.......... $ 1,522,480  $ 1,102,338
                                                      ===========  ===========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
  Interest                                            $ 1,030,469  $   895,812
  Income taxes                                             52,936      108,686
 Noncash financing and investing activities:
  Transfer of securities from held to maturity to
   available for sale                                     231,529       88,396
  Transfer of fixed assets to other real estate owned       3,940       17,774
  Transfer of loans to foreclosed property                 20,250       17,557
  Transfer of other real estate owned to fixed assets       1,255          --
  Securitization of mortgage loans                            --       277,208
  Tax benefit from exercise of stock options               14,787          --

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                  (Unaudited)

A. Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries ("BB&T" or the "Corporation") as of September 30, 1999 and December 31, 1998; the consolidated statements of income for the three months and the nine months ended September 30, 1999 and 1998; the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 1999 and 1998; and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998.

  The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T's latest annual report on Form 10-K, as restated in BB&T's Current Report on Form 8-K filed on September 3, 1999, should be referred to in connection with the reading of these unaudited interim consolidated financial statements. Certain prior year amounts have been reclassified to conform to statement presentations for 1999. The reclassifications had no effect on shareholders' equity or net income.

  On June 23, 1998, BB&T's Board of Directors approved a 2-for-1 split in the Corporation's common stock effected in the form of a 100% stock dividend paid August 3, 1998. Accordingly, all per share data and weighted average common shares outstanding have been restated as appropriate to reflect the split.

 Use of Estimates

  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Forward-Looking Statements

  This report contains forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and / or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged; (5) costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected; (6) expected cost savings associated with pending mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following pending mergers may be greater than expected; (8) the Year 2000 issue may not be effectively

                       BB&T CORPORATION AND SUBSIDIARIES
corrected (see additional discussion following under Third Quarter 1999 Year 2000 Readiness Disclosure); (9) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than BB&T; and (10) adverse changes may occur in the securities markets.

B. Nature of Operations

  BB&T is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations principally in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Kentucky and the metropolitan Washington, D.C. area through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. BB&T's principal banking subsidiaries, Branch Banking and Trust Company ("BB&T-NC"), Branch Banking and Trust Company of South Carolina ("BB&T-SC") and Branch Banking and Trust Company of Virginia ("BB&T-VA"), provide a wide range of traditional banking services to individuals and commercial customers. Substantially all of BB&T's loans are to businesses and individuals in the market areas described above. Subsidiaries of the commercial banking subsidiaries offer lease financing to commercial businesses and municipal governments, investment services, (including discount brokerage services, annuities, mutual funds and government and municipal bonds), life insurance, property and casualty insurance on an agency basis and insurance premium financing. Other subsidiaries of the Corporation provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, investment banking and corporate finance services.

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

  In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Management has not yet quantified the impact of adopting SFAS No. 133, as amended, and has not determined the timing of or method of adoption of the statement. However, the implementation of the statement is not expected to have a material effect on BB&T's consolidated financial position or consolidated results of operations.

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

D. Mergers and Acquisitions

 Completed Mergers and Acquisitions

  On March 1, 1998, BB&T completed its merger with Life Bancorp, Inc. ("Life") of Norfolk, Virginia. This transaction was accounted for as a pooling of interests, and, accordingly, the accompanying consolidated financial statements have been restated to reflect the accounts of Life. In conjunction with the merger, BB&T issued 11.6 million shares of common stock in exchange for all of the outstanding shares of Life common stock.

  On March 10, 1998, BB&T completed its acquisition of Regency Financial Shares, Incorporated ("Regency") of Richmond, Virginia, in a transaction accounted for as a pooling of interests. In conjunction with the merger, BB&T issued 801,000 shares of common stock in exchange for all of the outstanding shares of Regency.

                       BB&T CORPORATION AND SUBSIDIARIES

  On June 18, 1998, BB&T completed the acquisition of Dealers' Credit Inc. ("DCI"), of Menomonee Falls, Wisconsin. DCI specializes in extending credit to commercial, agricultural, municipal and consumer users for the purchase of lawn care equipment. The acquisition was accounted for using the purchase method of accounting and, therefore, the accompanying consolidated financial statements include the operating results of DCI only since the date of acquisition. In conjunction with the transaction, BB&T recorded $9.5 million of goodwill, which is being amortized using the straight-line method over 15 years.

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

  On July 1, 1998, BB&T completed its merger with Franklin Bancorporation Inc. ("Franklin") of Washington, D.C., in a stock transaction accounted for as a pooling of interests. BB&T issued 4.9 million shares of common stock in exchange for all of the Franklin common stock outstanding.

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

  On March 5, 1999, BB&T completed a merger with MainStreet Financial Corporation ("MainStreet"), based in Martinsville, Virginia. The transaction was accounted for as a pooling of interests. BB&T issued 16.8 million shares of BB&T common stock in exchange for all of the outstanding shares of MainStreet common stock.

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

  On July 9, 1999, BB&T completed its merger with First Citizens Corporation ("First Citizens"), of Newnan, Georgia. The transaction was accounted for as a pooling of interests. In conjunction with the acquisition, BB&T issued 3.2 million shares of BB&T common stock in exchange for all of the outstanding shares of First Citizens common stock.

  On July 14, 1999, BB&T completed its merger with Mason-Dixon Bancshares, Inc. ("Mason-Dixon") of Westminster, Maryland. The transaction was accounted for as a pooling of interests. In conjunction with the merger, BB&T issued 6.6 million shares of common stock in exchange for all of the outstanding common stock of Mason-Dixon.

                       BB&T CORPORATION AND SUBSIDIARIES

  On August 27, 1999, BB&T completed its acquisition of Matewan BancShares, Inc. ("Matewan") of Williamson, West Virginia. The transaction was accounted for as a purchase. In conjunction with the merger, BB&T issued 3.2 million shares of common stock in exchange for all of the outstanding common and preferred shares of Matewan. BB&T recorded goodwill totaling $86.4 million, which is being amortized using the straight-line method over 15 years.

  Under the provisions of SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchase Enterprises," BB&T typically provides an allocation period, not to exceed one year, to identify and quantify the assets acquired and liabilities assumed in business combinations accounted for as purchases. Management currently does not anticipate any material adjustments to the assigned values of the assets and liabilities of acquired companies.

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

  On July 28, 1999, BB&T announced plans to merge with Premier Bancshares, Inc. ("Premier") of Atlanta, Georgia. Premier's shareholders will receive .5155 shares of BB&T common stock for each share of Premier common stock held and a number of shares of BB&T common stock with a market value totaling $60.00 (as determined during a 5 day pricing period preceding the closing of the merger) for each share of Premier preferred stock held. The transaction is expected to be completed in the first quarter of 2000 and accounted for as a pooling of interests.

                       BB&T CORPORATION AND SUBSIDIARIES

E. Calculation of Earnings Per Common Share

  BB&T's basic and diluted earnings per common share amounts were calculated as follows (amounts retroactively adjusted for the 2-for-1 stock split effective August 3, 1998):

                             For the Three Months       For the Nine Months
                              Ended September 30,       Ended September 30,
                           ------------------------- -------------------------
                               1999         1998         1999         1998
                           ------------ ------------ ------------ ------------
                                (Dollars in thousands, except per share)
Basic Earnings Per Share:
 Weighted average number
  of common shares
  outstanding during the
  period                    316,676,288  310,522,891  316,321,063  312,446,889
                           ------------ ------------ ------------ ------------
 Net income                $    141,105 $    135,409 $    439,104 $    392,397
                           ------------ ------------ ------------ ------------
 Basic earnings per share  $        .45 $        .44 $       1.39 $       1.26
                           ------------ ------------ ------------ ------------
Diluted Earnings Per
 Share:
 Weighted average number
  of common shares
  outstanding during the
  period                    316,676,288  310,522,891  316,321,063  312,446,889
 Add-
  Dilutive effect of
   outstanding options (as
   determined by
   application of treasury
   stock method)              5,418,112    5,959,302    5,932,760    6,367,191
                           ------------ ------------ ------------ ------------
 Weighted average number
  of common shares, as
  adjusted                  322,094,400  316,482,193  322,253,823  318,814,080
                           ------------ ------------ ------------ ------------
 Net income                $    141,105 $    135,409 $    439,104 $    392,397
                           ------------ ------------ ------------ ------------
 Diluted earnings per
  share                    $        .44 $        .43 $       1.36 $       1.23
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

  BB&T's strategies for revenue growth are focused on developing and expanding client relationships through quality service delivery coupled with an effective sales culture. The segment results presented herein are based on internal management accounting policies that support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Therefore, the performance of the segments is not comparable with BB&T's consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not necessarily indicative of the segments' financial performance if they operated as independent entities.

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

  Please refer to BB&T's Annual Report on Form 10-K, as restated in BB&T's Current Report on Form 8-K, filed on September 3, 1999, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying table. There have been no significant changes from the format presented in those documents.

  The following tables disclose selected financial information for BB&T's reportable business segments for the periods as indicated:

                                                             For the Nine Months Ended September 30, 1999
                  ------------------------------------------------------------------------------------------------------------
                                                              Investment                                             Other
                                                               Banking                     All         Total       Revenues
                    Banking    Mortgage    Trust     Agency      and                      Other       Segment         and
                    Network    Banking    Services  Insurance Brokerage   Treasury    Segments(/1/)   Results    Expenses(/2/)
                  ----------- ----------  --------  --------- ---------- -----------  ------------- -----------  -------------
                                                                        (dollars in thousands)
Net interest
income (expense)
from external
customers         $   617,924 $  317,979  $(25,067) $  8,036   $  4,722  $   131,414   $  170,702   $ 1,225,710   $   57,386
Net intersegment
interest income
(expense)             198,371   (234,205)   30,361       --         --       (16,214)         --        (21,687)      (8,926)
                  ----------- ----------  --------  --------   --------  -----------   ----------   -----------   ----------
Net interest
income                816,295     83,774     5,294     8,036      4,722      115,200      170,702     1,204,023       48,460
                  ----------- ----------  --------  --------   --------  -----------   ----------   -----------   ----------
Provision for
loan and lease
losses                 72,714      2,058       --      2,745        --            67       12,279        89,863        1,555
Noninterest
income from
external
customers             318,595     92,127    35,446    54,195     94,794         (591)      20,792       615,358       (1,095)
Intersegment
noninterest
income                 44,378      4,011       482       --         --           391          --         49,262          448
Noninterest
expense               415,144     45,071    20,618    46,422     87,317        4,046       39,342       657,960      211,595
Intersegment
noninterest
expense               192,593     14,222     1,902     2,308      1,344        6,529        4,260       223,158      (48,545)
                  ----------- ----------  --------  --------   --------  -----------   ----------   -----------   ----------
Income before
income taxes and
the charge for
capital               498,817    118,561    18,702    10,756     10,855      104,358      135,613       897,662     (116,792)
Provision for
income taxes          164,286     36,277     5,625     4,446      5,243       27,766       21,175       264,818       14,234
                  ----------- ----------  --------  --------   --------  -----------   ----------   -----------   ----------
Net income
before capital
charge                334,531     82,284    13,077     6,310      5,612       76,592      114,438       632,844     (131,026)
Charge for
capital               100,917      9,117     1,094       --         --           890          --        112,018        1,017
                  ----------- ----------  --------  --------   --------  -----------   ----------   -----------   ----------
Net income after
charge for
capital           $   233,614 $   73,167  $ 11,983  $  6,310   $  5,612  $    75,702   $  114,438   $   520,826   $ (132,043)
                  =========== ==========  ========  ========   ========  ===========   ==========   ===========   ==========
Identifiable
segment assets    $21,348,514 $5,688,835  $ 12,361  $106,699   $601,525  $12,006,225   $2,741,083   $42,505,242   $2,702,465
                  =========== ==========  ========  ========   ========  ===========   ==========   ===========   ==========
                  Reconciling
                    Items &          Consolidated
                  Eliminations          Totals
                  ------------------ ------------
Net interest
income (expense)
from external
customers         $  (160,661)(/4/)  $ 1,122,435
Net intersegment
interest income
(expense)              30,613(/3/)           --
                  ------------------ ------------
Net interest
income               (130,048)         1,122,435
                  ------------------ ------------
Provision for
loan and lease
losses                (29,551)(/4/)       61,867
Noninterest
income from
external
customers             (74,465)(/4/)      539,798
Intersegment
noninterest
income                (49,710)(/3/)          --
Noninterest
expense                85,975(/4/)       955,530
Intersegment
noninterest
expense              (174,613)(/3/)          --
                  ------------------ ------------
Income before
income taxes and
the charge for
capital              (136,034)           644,836
Provision for
income taxes          (73,320)(/4/)      205,732
                  ------------------ ------------
Net income
before capital
charge                (62,714)           439,104
Charge for
capital              (113,035)(/3/)          --
                  ------------------ ------------
Net income after
charge for
capital           $    50,321        $   439,104
                  ================== ============
Identifiable
segment assets    $(3,558,111)(/4/)  $41,649,596
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

                                                            For the Three Months Ended September 30, 1999
                  ------------------------------------------------------------------------------------------------------------
                                                              Investment                                             Other
                                                               Banking                     All         Total       Revenues
                    Banking    Mortgage    Trust     Agency      and                      Other       Segment         and
                    Network    Banking    Services  Insurance Brokerage   Treasury    Segments(/1/)   Results    Expenses(/2/)
                  ----------- ----------  --------  --------- ---------- -----------  ------------- -----------  -------------
                                                                        (dollars in thousands)
Net interest
income (expense)
from external
customers         $   208,221 $  103,682  $(8,491)  $  2,554   $  2,209  $    52,198   $   59,972   $   420,345   $   12,628
Net intersegment
interest income
(expense)              63,947    (78,640)  10,490        --         --        (6,142)         --        (10,345)       4,465
                  ----------- ----------  -------   --------   --------  -----------   ----------   -----------   ----------
Net interest
income                272,168     25,042    1,999      2,554      2,209       46,056       59,972       410,000       17,093
                  ----------- ----------  -------   --------   --------  -----------   ----------   -----------   ----------
Provision for
loan and lease
losses                 26,906        658      --         839        --            22        4,042        32,467          548
Noninterest
income from
external
customers             104,534     26,719   12,398     20,698     39,047         (286)       7,175       210,285      (15,652)
Intersegment
noninterest
income                 16,775      1,359      161        --         --           121          --         18,416          174
Noninterest
expense               142,633     14,648    6,181     17,409     38,075        1,428       13,566       233,940       79,575
Intersegment
noninterest
expense                71,999      4,875      642        769        448        2,517        1,222        82,472      (20,455)
                  ----------- ----------  -------   --------   --------  -----------   ----------   -----------   ----------
Income before
income taxes and
the charge for
capital               151,939     32,939    7,735      4,235      2,733       41,924       48,317       289,822      (58,053)
Provision for
income taxes           35,207      3,955    1,491      1,984      1,704        5,366        7,827        57,534       43,960
                  ----------- ----------  -------   --------   --------  -----------   ----------   -----------   ----------
Net income
before capital
charge                116,732     28,984    6,244      2,251      1,029       36,558       40,490       232,288     (102,013)
Charge for
capital                38,183      3,090      365        --         --           276          --         41,914          396
                  ----------- ----------  -------   --------   --------  -----------   ----------   -----------   ----------
Net income after
charge for
capital           $    78,549 $   25,894  $ 5,879   $  2,251   $  1,029  $    36,282   $   40,490   $   190,374   $ (102,409)
                  =========== ==========  =======   ========   ========  ===========   ==========   ===========   ==========
Identifiable
segment assets    $21,348,514 $5,688,835  $12,361   $106,699   $601,525  $12,006,225   $2,741,083   $42,505,242   $2,702,465
                  =========== ==========  =======   ========   ========  ===========   ==========   ===========   ==========
                  Reconciling
                    Items &          Consolidated
                  Eliminations          Totals
                  ------------------ ------------
Net interest
income (expense)
from external
customers         $   (45,902)(/4/)  $   387,071
Net intersegment
interest income
(expense)               5,880(/3/)           --
                  ------------------ ------------
Net interest
income                (40,022)           387,071
                  ------------------ ------------
Provision for
loan and lease
losses                (13,015)(/4/)       20,000
Noninterest
income from
external
customers              (7,170)(/4/)      187,463
Intersegment
noninterest
income                (18,590)(/3/)          --
Noninterest
expense                33,386(/4/)       346,901
Intersegment
noninterest
expense               (62,017)(/3/)          --
                  ------------------ ------------
Income before
income taxes and
the charge for
capital               (24,136)           207,633
Provision for
income taxes          (34,966)(/4/)       66,528
                  ------------------ ------------
Net income
before capital
charge                 10,830            141,105
Charge for
capital               (42,310)(/3/)          --
                  ------------------ ------------
Net income after
charge for
capital           $    53,140        $   141,105
                  ================== ============
Identifiable
segment assets    $(3,558,111)(/4/)  $41,649,596
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        ANALYSIS OF FINANCIAL CONDITION

  BB&T's total assets at September 30, 1999, were $41.6 billion, a $3.7 billion increase from the balance at December 31, 1998. The balance sheet categories that accounted for most of the increase were loans and leases, including loans held for sale, which grew $1.9 billion, securities available for sale, which increased $1.5 billion, Federal funds sold and securities purchased under resale agreements or similar arrangements, which increased $374.8 million, and other assets, which grew $312.5 million compared to year-end 1998. These increases were partially offset by declines in cash and due from banks, which decreased $42.0 million and securities held to maturity, which decreased $262.5 million.

  Total deposits at September 30, 1999, increased $441.4 million, while short-term borrowed funds increased $2.1 billion and long-term debt increased $1.0 billion during the first nine months of 1999. Total shareholders' equity increased $49.6 million during the same time frame.

  The factors causing the fluctuations in these balance sheet categories are further discussed in the following sections.

Loans and Leases

  BB&T's overall loan growth has been robust during 1999, and that growth continued during the third quarter, with end of period loans, excluding loans held for sale, increasing 14.6% on an annualized basis since the end of 1998. Average loans increased 11.3% in the third quarter and 10.6% in the nine months of 1999 compared to the same period in 1998. The overall growth in loans thus far in 1999 was reduced by a significant decline in loans held for sale. At September 30, 1999, end of period loans held for sale totaled $268.3 million, down $788.6 million, or 74.6%, from the balance at December 31, 1998. Loans held for sale are subject to significant fluctuations from quarter to quarter based on the volume of mortgage loan production. Excluding the impact of the decrease in loans held for sale, average annualized loan growth from December 31, 1998, to September 30, 1999, would have been 12.0%.

  BB&T continues to focus lending efforts on commercial and consumer loans, which generally have greater profit margins than mortgage loans. BB&T's acquisition strategy in recent years has resulted in mergers with a number of thrift institutions, which created a concentration of mortgage loans in the portfolio. Through securitizations and sales of fixed rate mortgage loans, the mix of the loan portfolio has changed in the current year compared to 1998. Average mortgage loans decreased 7.0% in the third quarter and 3.4% in the nine-month period of 1999 compared to the same periods in 1998. Average commercial loans, including leasing, increased 18.9% in this year's third quarter compared to the third quarter of 1998 and 17.7% for the nine month period ending September 30, 1999 compared to 1998. Average consumer loans, which includes sales finance, revolving credit and direct retail, increased 15.3% in the third quarter of 1999 compared to the same period in 1998, and 11.8% comparing the first nine months of 1999 and the same period of 1998.

  The 1999 loan growth rates include the effects of loans that were acquired through purchase accounting transactions and the securitization of $465.3 million of loans during 1998. BB&T acquired $1.0 billion in loans during 1998 through the purchases of DCI, Stanley and Maryland Federal. During 1999, loans acquired through the purchase of Matewan totaled $414.6 million. Excluding the impact of these purchase accounting transactions and the loan securitizations, average "internal" loan growth for the three months ended September 30, 1999, was 8.4% compared to the third quarter of 1998. By category, excluding these purchase accounting transactions and loan securitizations, average mortgage loans decreased 11.7%, commercial loans grew 18.1%, revolving credit increased 9.7% and direct retail loans were up 5.4% in the third quarter of 1999 compared to 1998.

  The change in mix of loans to a higher percentage of commercial and consumer loans and the continued growth of the overall loan portfolio boosted interest income in the third quarter despite a decline in the average yield earned on loans. The average annualized yields on commercial, consumer and mortgage loans for the first nine months of 1999 were 8.78%, 9.86%, and 7.53%, respectively, resulting in an average yield on the total loan portfolio of 8.79%. This reflects a decrease of 33 basis points from the 9.12% earned on total average loans during the first nine months of 1998. The decline in yields results due to a lower average prime rate during 1999 compared to 1998, as well as generally lower rates prevalent in the debt securities markets. During the first nine months of 1998, the average prime rate, on which most loan pricing is based, was 8.33%. During the first nine months of 1999, the prime rate has averaged 8.00%.

Securities

  Securities available for sale, which totaled $10.6 billion at September 30, 1999, increased $1.5 billion from December 31, 1998. Securities available for sale had net unrealized losses, net of deferred income taxes, of $136.0 million at September 30, 1999, compared to net unrealized gains of $63.0 million at December 31, 1998. Securities held to maturity totaled $98.3 million, down $262.5 million from year-end 1998. The annualized average fully taxable equivalent ("FTE") yield on the total securities portfolio for the third quarter of 1999 was 6.64%, down 13 basis points from the net yield earned in the third quarter of 1998. The decrease in the yield on securities results from the generally lower interest rate environment during 1999 compared to 1998, as described earlier.

Other Interest-Earnings Assets

  Federal funds sold and securities purchased under resale agreements or similar arrangements increased $374.8 million during the first nine months of 1999, compared to December 31, 1998. These balances are subject to large fluctuations based on the availability of funds. The average yield on other interest-earning assets for the first nine months of 1999 was 4.81%, down from 5.63% earned during the first nine months of 1998. The decrease in the yield on other interest earning assets results from the generally lower interest rate environment during 1999 compared to 1998, as described earlier.

Other Assets

  BB&T's other noninterest-earning assets, excluding premises and equipment, increased $312.5 million from December 31, 1998, to September 30, 1999. The increase results primarily from higher goodwill, which increased $186.5 million during the first nine months of the year because of the acquisition of Scott & Stringfellow and a number of insurance agencies. In addition, capitalized mortgage servicing rights increased $43.2 million over the same time frame.

Deposits

  Total end of period deposits increased $441.4 million from December 31, 1998 to September 30, 1999. Average deposits for the first nine months of 1999 increased 9.4% compared to the same period in 1998. Average certificates of deposit and other time deposits grew $779.7 million, or 6.4%. Average money rate savings accounts, including investor deposit accounts, grew $1.3 billion, or 22.1%. Noninterest-bearing deposits increased $358.0 million, or 11.3%. Savings and interest checking decreased $220.1 million, or 10.2%.

  The growth in average deposits primarily results from purchase accounting transactions and from the ongoing promotion of BB&T's "Investor Deposit Account," which is a money rate savings account that provides greater flexibility than traditional certificate accounts and is more cost effective than certificates of deposit. BB&T acquired $813.3 million of deposits on September 30, 1998, through the purchase of Maryland Federal. On August 27, 1999, BB&T acquired $575.1 million in deposits through the purchase of Matewan. On average, investor deposit accounts for the first nine months of 1999 totaled $3.2 billion, compared to a prior year average of $2.3 billion, an increase of 40.1%. Investor deposit accounts compose 12.5% of total average deposits at September 30, 1999.

  The annualized average cost for total interest-bearing deposits during the first nine months of 1999 was 4.07%, down 34 basis points from the comparable period of 1998.

Short-term Borrowed Funds

  As a result of asset growth rates significantly higher than deposit growth rates in recent years, cost-effective alternative funding sources, such as Federal Home Loan Bank ("FHLB") advances, master notes, purchases of Federal funds and sales of securities under repurchase agreements have been increasingly utilized to support balance sheet growth.

  During the first nine months of 1999, end of period short-term borrowed funds totaled $5.9 billion, an increase of $2.1 billion, or 57.1%, compared to year-end 1998. On average, short-term borrowed funds totaled $4.9 billion, which reflects an increase of $693.4 million, or 16.3%, compared to 1998. The overall increase in average short-term borrowed funds was composed of an increase in short-term bank notes and master notes, offset by declines in Federal funds purchased, securities sold under repurchase agreements and short-term FHLB advances. The average annualized rate paid on short-term borrowed funds was 4.78% for the first nine months of 1999, down from 5.32% for the same period in 1998.

Long-term Debt

  Long-term debt consists primarily of FHLB advances, medium term bank notes and corporate subordinated debt. These borrowings are currently being utilized because they are relatively cost-effective funding sources and provide BB&T with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term debt totaled $6.3 billion at September 30, 1999, an increase of $1.0 billion, or 19.3%, from the balance at December 31, 1998. On average, long-term debt totaled $5.6 billion, an increase of $1.3 billion, or 29.2%, for the first nine months of 1999 compared to the first nine months of 1998. Long-term debt has been utilized for a variety of funding needs, including the repurchase of shares of BB&T's common stock in conjunction with certain acquisitions.

Asset Quality

  BB&T's asset quality has remained excellent compared to historic levels of nonperforming assets and net charge-offs and to published industry averages. Nonperforming assets, composed of foreclosed real estate and repossessions, nonaccrual loans and restructured loans, totaled $115.9 million at September 30, 1999, compared to $128.0 million at December 31, 1998. Nonperforming assets, as a percentage of loan-related assets, were .42% at September 30, 1999, compared to .50% at December 31, 1998. Loans 90 days or more past due and still accruing interest totaled $49.2 million compared to a year-end 1998 balance of $54.3 million. The decrease in nonperforming assets includes the effect of nonperforming assets purchased through the acquisition of Matewan totaling $8.0 million. Excluding these nonperforming assets, BB&T's problem assets would have decreased $20.1 million, or 15.7%.

  BB&T's net charge-offs totaled $46.6 million and amounted to .24% of average loans and leases, on an annualized basis, in the first nine months of 1999, compared to $52.6 million, or .30% of average loans and leases, in the corresponding period in 1998. The decrease in net charge-offs as a percentage of average loans and leases results from improved overall asset quality.

  The allowance for loan and lease losses was $369.3 million, or 1.35% of loans and leases, at September 30, 1999, compared to $344.7 million, or 1.35% of loans and leases, at December 31, 1998.

  The provision for loan and lease losses for the third quarter of 1999 was $20.0 million, compared to $21.4 million in the third quarter of 1998. For the nine months ended September 30, 1999, the provision totaled $61.9 million, a decrease of $9.6 million, or 13.5%, compared to the first nine months of 1998. The lower provisions were principally the result of lower net charge-offs during 1999 and positive trends in nonaccrual loans and leases and other nonperforming assets.

  Asset quality statistics relevant to the last five calendar quarters are presented in the accompanying table.

                             ASSET QUALITY ANALYSIS
                             (Dollars in thousands)

                                     As of / For the Quarter Ended
                              ------------------------------------------------
                              9/30/99   6/30/99   3/31/99   12/31/98  9/30/98
                              --------  --------  --------  --------  --------
Allowance For Loan & Lease
 Losses
 Beginning balance            $359,102  $353,014  $344,708  $341,331  $322,309
 Allowance for acquired
  loans                          7,473       169     1,722       --     15,542
 Provision for loan and
  lease losses                  20,000    21,603    20,264    24,302    21,428
 Net charge-offs               (17,229)  (15,684)  (13,680)  (20,925)  (17,948)
                              --------  --------  --------  --------  --------
  Ending balance              $369,346  $359,102  $353,014  $344,708  $341,331
                              ========  ========  ========  ========  ========
Risk Assets
 Nonaccrual loans and leases  $ 88,628  $ 83,592  $ 94,232  $ 97,321  $ 99,155
 Foreclosed real estate         15,752    15,163    20,326    17,780    22,073
 Other foreclosed property      10,190     8,487    10,551    11,548    11,669
 Restructured loans              1,378     1,560     1,340     1,348     1,356
                              --------  --------  --------  --------  --------
 Nonperforming assets         $115,948  $108,802  $126,449  $127,997  $134,253
                              ========  ========  ========  ========  ========
 Loans 90 days or more past
  due and still accruing      $ 49,186  $ 45,021  $ 41,791  $ 54,299  $ 51,643
                              ========  ========  ========  ========  ========
Asset Quality Ratios
Nonaccrual and restructured
 loans and leases as a
 percentage of total loans
 and leases                        .33%      .32%      .37%      .39%      .40%
Nonperforming assets as a
 percentage of:
 Total assets                      .28       .27       .32       .34       .36
 Loans and leases plus
  foreclosed property              .42       .41       .49       .50       .54
Net charge-offs as a
 percentage of average loans
 and leases                        .26       .24       .22       .33       .30
Allowance for loan and lease
 losses as a percentage of
 loans and leases                 1.35      1.36      1.36      1.35      1.37
Ratio of allowance for loan
 and lease losses to:
 Net charge-offs                  5.40x     5.71x     6.36x     4.15x     4.79x
 Nonaccrual and restructured
  loans and leases                4.10      4.22      3.69      3.49      3.40

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

  The following table represents the interest sensitivity position of BB&T as of September 30, 1999. This position can be modified by management within a relatively short time period if necessary through the use of various techniques, including securitizing assets, changing funding and investment strategies and utilizing derivative financial instruments. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets; cash flows and maturities of derivative financial instruments; changes in market conditions, loan and deposit volumes and pricing; customer preferences; and capital plans. This tabular data does not reflect the impact of any changes in the credit quality of BB&T's assets. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances of assets and liabilities incorporating the projected effect of maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rate.

                    Interest Sensitivity Simulation Analysis

                                                                Annualized
           Interest                                            Hypothetical
             Rate                                               Percentage
           Scenario                                             Change in
           --------                   Prime                    Net Interest
            Linear                    Rate                        Income
            ------                    -----                    ------------
            +3.00%                    11.25%                      -3.29%
            +1.50                      9.75                       -2.47
            -1.50                      6.75                         .08
            -3.00                      5.25                        -.02

  Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over three months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At September 30, 1999, the sensitivity of BB&T's net interest income to changes in interest rates was within management's targets, as illustrated in the accompanying table.

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

  BB&T's derivative contracts are typically written in amounts referred to as notional amounts. Notional amounts do not represent amounts to be exchanged between parties and are not a measure of financial risks, but only provide the basis for calculating payments between the counterparties. On September 30, 1999, BB&T had outstanding interest rate swaps, caps, floors and collars with notional amounts totaling $1.3 billion. The estimated fair value of open contracts used for risk management purposes reflected net unrealized gains of $7.9 million at September 30, 1999.

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

  A derivative is a financial instrument that derives its cash flows, and therefore its value, from an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the interest rate swaps, caps and floors to which BB&T is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit exposure to which BB&T is exposed at any time is immaterial. Further, BB&T has netting agreements with the dealers with which it does business. Because of these netting agreements, BB&T had a minimal amount of off-balance sheet credit exposure at September 30, 1999.

  SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. The following tables set forth certain information concerning BB&T's interest rate swaps, caps, floors and collars at September 30, 1999:

                 Interest Rate Swaps, Caps, Floors and Collars
                               September 30, 1999
                             (Dollars in thousands)

                           Notional      Receive        Pay        Unrealized
Type                        Amount        Rate          Rate     Gains (Losses)
----                      -----------  -----------  ------------ --------------
Receive fixed swaps       $  795,000          6.35%        5.45%  $     4,220
Pay fixed swaps              492,687          5.28         5.30         3,669
Caps, floors & collars        47,250           --           --            --
                          ----------   -----------   ----------   -----------
Total                     $1,334,937          5.94%        5.39%  $     7,889
                          ==========   ===========   ==========   ===========
                            Receive     Pay Fixed   Caps, Floors
Year-to-date Activity     Fixed Swaps     Swaps      & Collars       Total
---------------------     -----------  -----------  ------------ --------------
Balance, December 31,
 1998                     $1,286,200   $ 1,242,146   $1,297,250   $ 3,825,596
Additions                     40,000       381,896          --        421,896
Maturities/amortizations    (531,200)   (1,049,948)    (550,000)   (2,131,148)
Terminations                     --        (81,407)    (700,000)     (781,407)
                          ----------   -----------   ----------   -----------
Balance, September 30,
 1999                     $  795,000   $   492,687   $   47,250   $ 1,334,937
                          ==========   ===========   ==========   ===========
                           One Year    One to Five   After Five
Maturity Schedule*          or Less       Years        Years         Total
------------------        -----------  -----------  ------------ --------------
Receive fixed swaps       $  235,000   $   270,000   $  290,000   $   795,000
Pay fixed swaps               19,351       445,689       27,647       492,687
Caps, floors & collars           --         47,250          --         47,250
                          ----------   -----------   ----------   -----------
Total                     $  254,351   $   762,939   $  317,647   $ 1,334,937
                          ==========   ===========   ==========   ===========

--------
* Maturities are based on full contract extensions.

CAPITAL ADEQUACY AND RESOURCES

  The maintenance of appropriate levels of capital is a management priority and is closely monitored. BB&T's principal capital planning goals are to provide an adequate return to shareholders while retaining a sufficient base to support future growth and comply with all regulatory standards.

  Total shareholders' equity was $3.1 billion at September 30, 1999 and $3.0 billion at December 31, 1998. BB&T's book value per common share at September 30, 1999, was $9.72 compared to $9.62 at December 31, 1998.

  The minimum required ratios of Tier 1 capital (total shareholders' equity excluding unrealized gains or losses on securities available for sale, net of taxes, and nonqualifying intangible assets) and total capital (Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) to risk-weighted assets are defined by Federal Bank Regulatory guidelines. An 8.00% minimum of total capital to risk-weighted assets is required with one half of the minimum consisting of Tier 1 capital under regulatory guidelines. The Tier 1 leverage ratio, established by Federal Bank Regulatory guidelines, measures Tier 1 capital to average total assets less nonqualifying intangibles. The regulatory minimum for the Tier 1 leverage ratio is 3.00% to 5.00% depending upon Federal bank regulatory agency evaluation of an organization's overall safety and soundness. BB&T's capital adequacy ratios for the last five quarters are presented in the accompanying table:

                            CAPITAL ADEQUACY RATIOS

                                     1999                1998
                            ----------------------- ---------------
                             Third  Second   First  Fourth   Third
                            Quarter Quarter Quarter Quarter Quarter
                            ------- ------- ------- ------- -------
Risk-based capital ratios:
 Tier 1 capital               9.4%    9.5%    9.8%   10.5%   10.7%
 Total capital               13.4    13.5    14.2    15.0    15.4
Leverage ratio                6.6     6.6     6.9     7.1     7.4

ANALYSIS OF RESULTS OF OPERATIONS

  Net income for the third quarter of 1999 totaled $141.1 million, an increase of 4.2% over the $135.4 million earned during the third quarter of 1998. On a diluted per share basis, earnings for the three months ended September 30, 1999 were $.44, compared to $.43 for the same period in 1998, an increase of 2.3%. BB&T's operating results for the third quarter of 1999 produced an annualized return on average assets of 1.36% and an annualized return on average shareholders' equity of 18.60% compared to prior year ratios of 1.51% and 19.61%, respectively.

  For the first nine months of 1999, net income totaled $439.1 million, an increase of 11.9% compared to the $392.4 million earned in the first nine months of 1998. On a diluted per share basis, BB&T earned $1.36 in the nine months, compared to $1.23 last year, an increase of 10.6%.

  BB&T's earnings for the third quarters of 1999 and 1998 were adversely affected by costs principally associated with consummating mergers and acquisitions. During the third quarter of 1999, BB&T incurred $19.7 million in after-tax merger-related charges primarily associated with completing the Mason-Dixon and First Citizens mergers. These charges included professional fees, as well as costs in connection with the reduction of staffing levels, early retirement packages and other personnel-related expenses, and a loss on the sale of securities. BB&T also incurred after-tax charges totaling $10.4 million during the first quarter of 1999 associated with the acquisition of MainStreet. During 1998, BB&T recorded after-tax merger-related charges associated with the Life Bancorp merger of $4.9 million in the third quarter and $11.0 million for the nine months.

  Excluding the impact of these merger-related charges on 1999 and 1998 operating results, BB&T would have had net income for the third quarter of 1999 totaling $160.8 million, an increase of 14.6% over the $140.3 million earned during the third quarter of 1998. On a diluted per share basis, earnings for the three months ended September 30, 1999, excluding merger charges, were $.50, compared to

$.44 for the same period in 1998, an increase of 13.6%. BB&T's recurring operating results for the third quarter of 1999 produced an annualized return on average assets of 1.55% and an annualized return on average shareholders' equity of 21.20% compared to prior year ratios of 1.57% and 20.33%, respectively.

  For the first nine months of 1999, excluding merger-related charges, BB&T would have had net income totaling $469.2 million, an increase of 16.3%, compared to the $403.3 million earned in the first nine months of 1998. On a diluted per share basis, earnings for the first nine months of 1999, excluding these charges, were $1.46, compared to $1.27 earned last year, an increase of 15.0%. Earnings before nonrecurring expenses for the first nine months of 1999 produced an annualized return on average assets of 1.58% and a return on average equity of 20.56%, compared to prior year ratios of 1.53% and 19.62%, respectively.

  BB&T's growth in earnings, excluding merger-related charges, resulted from four principal factors. First, BB&T's noninterest income continues to grow at a very strong pace, increasing 30.7% for the three months ended September 30, 1999, compared to the same period in 1998, and 31.4% for the nine months ended September 30, 1999, compared to the first nine months of 1998. The components of noninterest income that are producing this growth are further described in the following sections. Second, as discussed above, BB&T has experienced solid growth in loans and securities during the third quarter, as well as a more profitable mix of loans during the quarter, which resulted in a 13.3% increase in net interest income on an FTE basis in the third quarter of 1999, compared to the third quarter of 1998. For the first nine months of 1999, net interest income FTE has increased 11.5% compared to the same period in 1998. Third, BB&T has continued to effectively manage the growth of noninterest expenses. Excluding the effect of acquisitions accounted for by the purchase method of accounting, recurring noninterest expense increased 5.2% in the third quarter of 1999 and 6.4% for the nine months of 1999 compared to the same periods in 1998. Fourth, improved overall asset quality and lower credit losses have allowed BB&T to record lower provisions for loan losses during 1999.

Net Interest Income and Net Interest Margin

  Net interest income on an FTE basis was $410.2 million for the third quarter of 1999 compared to $362.0 million for the same period in 1998, a 13.3% increase. For the first nine months of 1999, net interest income FTE totaled $1.2 billion, compared to $1.1 billion in 1998, an increase of 11.5%. For the three months ended September 30, 1999, average interest-earning assets increased $5.2 billion, or 15.8%, to $38.4 billion over the third quarter of 1998, while average interest-bearing liabilities increased by $4.9 billion. During the same time period, the net interest margin decreased from 4.35% in the third quarter of 1998 to 4.25% in the current quarter. The 10 basis point decrease in margin was primarily the result of lower yields on loans, securities and other interest earning assets.

  The following tables set forth the major components of net interest income and the related yields for the third quarter of 1999 compared to the third quarter of 1998, and the nine months ended September 30, 1999 and 1998, and the variances between the periods caused by changes in interest rates versus changes in volumes.

                Net Interest Income and Rate / Volume Analysis
             For the Nine Months Ended September 30, 1999 and 1998

                             Average Balances     Yield / Rate      Income / Expense                 Change due to
                          ----------------------- --------------  ---------------------  Increase  ------------------
Fully Taxable Equivalent     1999        1998      1999    1998      1999       1998    (Decrease)   Rate     Volume
- (Dollars in thousands)  ----------- ----------- ------  ------  ---------- ---------- ---------- --------  --------
Assets
Securities (1):
 U.S. Treasury,
 government and other
 (5)                      $10,034,562 $ 8,693,318   6.55%   6.72% $  492,795 $  438,292  $ 54,503  $(11,586) $ 66,089
 States and political
 subdivisions                 587,425     321,493   7.71    8.38      33,981     20,210    13,771    (1,725)   15,496
                          ----------- ----------- ------  ------  ---------- ----------  --------  --------  --------
  Total securities (5)     10,621,987   9,014,811   6.61    6.78     526,776    458,502    68,274   (13,311)   81,585
Other earning assets (2)      301,339     248,730   4.81    5.63      10,850     10,466       384    (1,640)    2,024
Loans and leases, net of
unearned income
(1)(3)(4)(5)               26,215,957  23,709,201   8.79    9.12   1,723,658  1,618,986   104,672   (61,797)  166,469
                          ----------- ----------- ------  ------  ---------- ----------  --------  --------  --------
  Total earning assets     37,139,283  32,972,742   8.13    8.46   2,261,284  2,087,954   173,330   (76,748)  250,078
                          ----------- ----------- ------  ------  ---------- ----------  --------  --------  --------
  Non-earning assets        2,623,522   2,259,309
                          ----------- -----------
  Total assets            $39,762,805 $35,232,051
                          =========== ===========
Liabilities and
Shareholders' Equity
Interest-bearing
deposits:
 Savings and interest-
 checking                 $ 1,945,098 $ 2,165,177   1.63    2.00      23,641     32,422    (8,781)   (5,703)   (3,078)
 Money rate savings         7,120,349   5,830,544   2.84    3.06     151,459    133,539    17,920   (10,029)   27,949
 Time deposits             12,980,953  12,201,225   5.12    5.48     496,830    499,685    (2,855)  (33,755)   30,900
                          ----------- ----------- ------  ------  ---------- ----------  --------  --------  --------
  Total interest-bearing
  deposits                 22,046,400  20,196,946   4.07    4.41     671,930    665,646     6,284   (49,487)   55,771
 Short-term borrowed
 funds                      4,949,126   4,255,752   4.78    5.32     176,933    169,374     7,559   (18,308)   25,867
 Long-term debt             5,564,299   4,306,519   5.41    5.85     225,439    188,628    36,811   (14,993)   51,804
                          ----------- ----------- ------  ------  ---------- ----------  --------  --------  --------
  Total interest-bearing
  liabilities              32,559,825  28,759,217   4.41    4.76   1,074,302  1,023,648    50,654   (82,788)  133,442
                          ----------- ----------- ------  ------  ---------- ----------  --------  --------  --------
  Noninterest-bearing
  deposits                  3,533,623   3,175,672
  Other liabilities           618,984     548,277
  Shareholders' equity      3,050,373   2,748,885
                          ----------- -----------
  Total liabilities and
  shareholders' equity    $39,762,805 $35,232,051
                          =========== ===========
Average interest rate
spread                                              3.72    3.70
Net yield on earning
assets                                              4.27%   4.31% $1,186,982 $1,064,306  $122,676  $  6,040  $116,636
                                                  ======  ======  ========== ==========  ========  ========  ========
Taxable equivalent
adjustment                                                        $   64,547 $   50,356
                                                                  ========== ==========

----
(1) Yields related to securities and to loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans is included as income.
(5) Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.

                Net Interest Income and Rate / Volume Analysis
            For the Three Months Ended September 30, 1999 and 1998

                                                     Yield /
                              Average Balances        Rate      Income / Expense               Change due to
Fully Taxable Equivalent  ------------------------- ----------  -----------------  Increase  ------------------
- (Dollars in thousands)      1999         1998     1999  1998    1999     1998   (Decrease)   Rate     Volume
------------------------  ------------ ------------ ----  ----  -------- -------- ---------- --------  --------
Assets
Securities (1):
 U.S. Treasury,
 government and other
 (5)                      $ 10,534,406 $  8,614,597 6.59% 6.73% $173,423 $144,961  $28,462   $ (3,231) $ 31,693
 States and political
 subdivisions                  644,780      322,242 7.69  8.12    12,393    6,543    5,850       (370)    6,220
                          ------------ ------------ ----  ----  -------- --------  -------   --------  --------
  Total securities (5)      11,179,186    8,936,839 6.64  6.77   185,816  151,504   34,312     (3,601)   37,913
Other earning assets (2)       494,597      209,742 4.83  5.52     6,024    2,920    3,104       (407)    3,511
Loans and leases, net of
unearned income
(1)(3)(4)(5)                26,774,925   24,054,547 8.88  9.13   598,515  552,777   45,738    (15,403)   61,141
                          ------------ ------------ ----  ----  -------- --------  -------   --------  --------
  Total earning assets      38,448,708   33,201,128 8.18  8.47   790,355  707,201   83,154    (19,411)  102,565
                          ------------ ------------ ----  ----  -------- --------  -------   --------  --------
  Non-earning assets         2,593,800    2,278,190
                          ------------ ------------
  Total assets            $ 41,042,508 $ 35,479,318
                          ============ ============
Liabilities and
Shareholders' Equity
Interest-bearing
deposits:
 Savings and interest
 checking                 $  1,824,742 $  2,063,123 1.61  1.97     7,387   10,237   (2,850)    (1,751)   (1,099)
 Money rate savings          7,306,720    6,058,183 2.92  3.19    53,731   48,668    5,063     (4,365)    9,428
 Time deposits              13,278,453   12,077,938 5.10  5.41   170,797  164,767    6,030     (9,753)   15,783
                          ------------ ------------ ----  ----  -------- --------  -------   --------  --------
  Total interest-bearing
  deposits                  22,409,915   20,199,244 4.11  4.39   231,915  223,672    8,243    (15,869)   24,112
Short-term borrowed
funds                        5,553,712    3,984,815 4.95  5.32    69,328   53,422   15,906     (3,894)   19,800
Long-term debt               5,808,303    4,712,504 5.41  5.76    78,937   68,117   10,820     (4,266)   15,086
                          ------------ ------------ ----  ----  -------- --------  -------   --------  --------
 Total interest-bearing
 liabilities                33,771,930   28,896,563 4.47  4.74   380,180  345,211   34,969    (24,029)   58,998
                          ------------ ------------ ----  ----  -------- --------  -------   --------  --------
 Noninterest-bearing
 deposits                    3,621,681    3,280,275
 Other liabilities             639,200      563,517
 Shareholders' equity        3,009,697    2,738,963
                          ------------ ------------
 Total liabilities and
 shareholders' equity     $ 41,042,508 $ 35,479,318
                          ============ ============
Average interest rate
spread                                              3.71  3.73
Net yield on earning
assets                                              4.25% 4.35% $410,175 $361,990  $48,185   $  4,618  $ 43,567
                                                    ====  ====  ======== ========  =======   ========  ========
Taxable equivalent
adjustment                                                      $ 23,104 $ 17,276
                                                                ======== ========

----
(1) Yields related to securities and to loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans is included as income.
(5) Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.

Noninterest Income

  Noninterest income for the three months ended September 30, 1999, was $187.5 million compared to $144.5 million for the same period in 1998, an increase of 29.8%. Excluding the impact of purchase accounting acquisitions, BB&T's noninterest income would have increased 10.5% in the third quarter of 1999 compared to 1998. For the nine months ended September 30, 1999, noninterest income totaled $539.8 million, an increase of $127.9 million, or 31.1%, compared to the first nine months of 1998. Excluding transactions accounted for as purchases, noninterest income would have increased 16.3% for the first nine months of 1999 compared to 1998.

  BB&T experienced growth in all significant areas of noninterest income. Service charges on deposits, mortgage banking revenues, investment banking and brokerage fees, agency insurance commissions and other fees and commissions all showed strong gains during the period compared to corresponding prior year earnings. The percentage of total revenues (tax-equivalent net interest income plus noninterest income excluding securities gains or losses) derived from noninterest income, was 31.5% for the three months ended September 30, 1999, up from 28.2% for the third quarter of 1998. For the nine months, the percentage of total revenues derived from noninterest income was 31.4%, compared to 27.6% for the first nine months of 1998.

  Service charges on deposits totaled $49.9 million for the third quarter of 1999, an increase of $5.2 million, or 11.6%, compared to the third quarter of 1998. The primary factor contributing to this growth was an increase in the number of accounts subject to service charges through internal growth and accounts obtained through acquisitions. The largest components of the growth within service charges on deposits included account analysis fees on commercial transaction accounts, service charges on commercial and personal accounts and overdraft charges on commercial accounts. For the nine months ended September 30, 1999, service charges on deposits increased $14.5 million, or 10.9%, compared to 1998.

  Trust income totaled $14.4 million for the current quarter, an increase of $2.9 million, or 25.2%, for the three months ended September 30, 1999, compared to the same period a year ago. A significant portion of the growth in trust income resulted from growth in trust assets acquired through the acquisitions of MainStreet and W.E. Stanley at the end of the third quarter of 1998. Also, assets under management have increased to $10.4 billion, an increase of approximately 20.9% from the third quarter of 1998. The remaining increase reflects internal growth, driven principally by increased general trust services income, higher estate fees and higher mutual fund fees. For the nine months ended September 30, 1999, trust income increased $10.9 million, or 36.5%.

  Investment banking and brokerage fees totaled $36.7 million during the third quarter of 1999, an increase of $25.2 million compared to the third quarter of 1998. This significant increase was primarily the result of the acquisition of Scott & Stringfellow on March 26, 1999. Scott & Stringfellow was accounted for as a purchase; therefore, its operating results were only included in BB&T's accounts in periods following the acquisition. For the nine months ended September 30, 1999, investment banking and brokerage fees increased $55.5 million, or 167.4%, also principally due to the acquisition of Scott & Stringfellow.

  Agency insurance commissions totaled $20.5 million for the third quarter, an increase of $8.1 million, or 65.1%, compared to the same three-month period of 1998. This resulted primarily from the purchase of additional agencies during the quarter. In addition, BB&T has enjoyed growth in property and casualty insurance commissions and contingent insurance commissions. BB&T has the largest independent insurance agency system in the Carolinas, and the third largest bank-owned insurance agency network in the country. Over the past several quarters, the network has expanded both the types of products offered and the number of agencies in the network. For the nine months ended September 30, 1999, agency insurance commissions increased $15.5 million, or 40.0%.

  Income from mortgage banking activities totaled $27.3 million for the third quarter of 1999, an increase of $3.7 million, or 15.5%, compared to the same period in 1998. For the nine months ended September 30, 1999, mortgage banking income totaled $94.5 million, an increase of $30.9 million, or 48.6%, compared to 1998. The higher levels of mortgage banking revenues realized in the first nine months of 1999 resulted from higher volumes of mortgage loans originated in late 1998 and sold during 1999. Mortgage banking results for the nine months also benefited from higher mortgage loan servicing fee income and underwriting fee income, as well as gains on mortgage loans sold. Also, BB&T recaptured a portion of valuation allowances established in 1998 related to capitalized mortgage servicing rights. This recapture resulted from rising interest rates during 1999, which slowed prepayment speeds on mortgage loans and increased the value of the servicing portfolio. The increase in third quarter mortgage banking revenue resulted from increased servicing fees, reflecting higher values of loans serviced, and the recapture of a portion of the valuation allowance on mortgage servicing rights. The rising interest rate environment in the third quarter of 1999, while beneficial to the value of servicing rights, resulted in slowing loan originations and a decrease in the related origination fees and marketing gains compared to 1998.

  Other nondeposit fees and commissions totaled $25.6 million, an increase of $2.8 million, or 12.1%, for the three months ended September 30, 1999. The components generating the increase in nondeposit fees and commissions were revenues from merchant discounts, bankcard-related fees, higher overlimit fees and increased international income. For the nine months ended September 30, 1999, other nondeposit fees and commissions increased $12.2 million, or 19.4%.

  Other income decreased $1.6 million during the third quarter, or 11.8%, and decreased $1.6 million, or 4.3%, compared to the first nine months of 1998.

Noninterest Expense

  Noninterest expenses totaled $346.9 million for the third quarter of 1999 compared to $269.6 million for the same period a year ago, an increase of 28.7%. For the nine months, noninterest expenses totaled $955.5 million, an increase of 22.5% compared to the first nine months of 1998. Noninterest expense for the third quarter of 1999 includes $27.3 million of nonrecurring expenses associated with the acquisition of Mason-Dixon and First Citizens, while the first three months of 1998 include $6.5 million of costs resulting from the merger with Franklin. Excluding these merger costs from both years, noninterest expenses increased $56.6 million, or 21.5%, for the third quarter and $146.8 million, or 19.2%, for the nine months ended September 30, 1999, compared to the same periods in 1998. Excluding the effects of business combinations accounted for as purchases that have been completed since September 30, 1998, and the aforementioned merger-related expenses, noninterest expenses for the third quarter and nine months of 1999 would have increased 5.2% and 6.4%, respectively, from the comparable periods in 1998. BB&T's efficiency ratio, which measures the percentage of recurring expenses to total net revenues on an FTE basis, was 53.1% for the third quarter of 1999 and 52.6% for the first nine months of 1999, compared to 52.1% and 52.0%, respectively, in 1998.

  Personnel expense, the largest component of noninterest expense, was $174.6 million for the third quarter of 1999 compared to $136.7 million for the same period in 1998, an increase of $37.8 million, or 27.7%. The amounts include merger-related charges of $3.3 million in the third quarter of 1999 and $3.5 million in the third quarter of 1998. Excluding the merger-related charges, personnel expense would have increased $38.0 million, or 28.5%. This growth results from annual salary adjustments, which typically begin in April, higher incentive compensation costs and the effect of acquisitions accounted for as purchases completed since September 30, 1998, which include Maryland Federal, Scott & Stringfellow, Matewan and numerous insurance agencies. For the nine months ended September 30, 1999, personnel expense totaled $487.7 million, an increase of $89.7 million, or

22.6%. Excluding the impact of acquisitions completed after September 30, 1998 that were accounted for as purchases, personnel expense would have increased $22.6 million, or 5.8%.

  Occupancy and equipment expense for the three months ended September 30, 1999, totaled $50.9 million, an increase of $7.1 million, or 16.2%, compared to 1998. This increase was principally due to acquisitions accounted for as purchases, costs associated with the maintenance of computer equipment and other furniture and equipment costs. For the nine months ended September 30, 1999, occupancy and equipment expense increased $22.1 million, or 17.4%. Excluding the impact of acquisitions completed after September 30, 1998 that were accounted for as purchases net occupancy and equipment expense would have increased $9.7 million, or 7.6%, during the first nine months of 1999.

  The amortization of intangible assets and mortgage servicing rights totaled $16.9 million for the three months ended September 30, 1999, a $5.0 million, or 42.7% increase from the amount incurred in the third quarter of 1998. This increase was the result of a $4.9 million increase in amortization of goodwill due to acquisitions consummated using purchase accounting. Total goodwill and other intangibles, including mortgage servicing rights, have increased from $517.0 million at September 30, 1998, to $746.3 million at September 30, 1999. For the nine months ended September 30, 1999, the amortization of intangible assets and mortgage servicing rights increased $15.4 million, or 44.4%.

  Other noninterest expenses for the third quarter of 1999 totaled $104.6 million, an increase of $27.3 million, or 35.4%, compared to 1998. These amounts include merger-related costs of $23.0 million in the third quarter of 1999 and $2.1 million in the third quarter of 1998. Excluding these costs, other noninterest expenses would have increased $6.5 million, or 8.6%. The remaining increase was primarily due to purchase accounting acquisitions and higher expenses at Scott & Stringfellow and Regional Acceptance, BB&T's sub-prime auto lending subsidiary. For the nine months ended September 30, 1999, other noninterest expenses, excluding nonrecurring charges, increased $26.3 million, or 12.4%, compared to the first nine months of 1998.

Provision for Income Taxes

  The provision for income taxes totaled $66.5 million for the third quarter of 1999, an increase of $3.8 million, or 6.0%, compared to the third quarter of 1998. For the nine months ended September 30, 1999, the provision for income taxes totaled $205.7 million, an increase of $23.8 million, or 13.1%, compared to the first nine months of 1998. The effective tax rates on pretax income were 32.0% and 31.7% for the three months ended September 30, 1999 and 1998, respectively, and were 31.9% and 31.7% for the nine months ended September 30, 1999 and 1998, respectively. Excluding the tax benefits associated with the merger-related charges discussed above, the provision for income taxes would have been $75.5 million during the third quarter, an increase of $11.1 million, or 17.3%, compared to the third quarter of 1998. For the nine months, the provision for income taxes, excluding merger-related charges, would have been $220.2 million, an increase of $34.8 million, or 18.8%, compared to 1998.

                             PROFITABILITY MEASURES

                                                 1999                1998
                                        ----------------------- ---------------
                                         Third  Second   First  Fourth   Third
                                        Quarter Quarter Quarter Quarter Quarter
                                        ------- ------- ------- ------- -------
Return on average assets                  1.36%   1.56%   1.51%   1.42%   1.51%
Return on average equity                 18.60   20.27   18.86   17.49   19.61
Net interest margin                       4.25    4.28    4.27    4.27    4.35
Fee income ratio (taxable equivalent)*    31.5    32.3    30.3    27.8    28.2
Efficiency ratio (taxable equivalent)*    53.1    53.2    51.2    53.2    52.1

--------
* Excludes securities gains (losses), foreclosed property expense and nonrecurring items.

Third Quarter 1999 Year 2000 Readiness Disclosure

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

 State of Readiness

  BB&T's current state of readiness as of November 10, 1999, is as follows:

  Core business systems--mission-critical and non-mission critical: All phases have been completed and the change / clean management phase has been implemented. BB&T has placed 100% of remediated core business systems back into production.

  Distributed business systems--mission-critical and non-mission-critical: All phases have been completed and the change / clean management phase has been implemented. BB&T has placed 100% of remediated distributed business systems back into production.

  Non-information technology systems--mission-critical: Embedded technology controls certain building security and operations, such as power management, elevators and security systems. All facilities, including buildings, equipment and other infrastructure using embedded technology have been evaluated and confirmed as Year 2000 ready.

  BB&T's Year 2000 readiness plans and status have been reviewed during compliance audits by various state and Federal regulators. These reviews have not resulted in any significant findings of deficiency by regulators, to date, BB&T has met all federal regulatory deadlines during the Year 2000 Project.

 Risks

  The failure to correct a mission-critical Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities and operations. Such failures could materially and adversely affect BB&T's financial condition or results of operations. Management believes that the modifications to existing systems and, in certain circumstances, conversions to new systems, will minimize the effects on BB&T of the Year 2000 issue.

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

  BB&T also relies on clients to make preparations for the Year 2000 to protect their business operations from interruptions that could threaten their ability to honor their financial commitments. During 1998, BB&T developed and implemented revised underwriting policies to address Year 2000 issues for our large commercial clients and new commercial clients. Adherence to these policies is required for credits in excess of $1 million and encouraged for other significant clients. BB&T distributed in excess of 4,000 questionnaires to clients in order to assess the state of their Year 2000 Readiness. Lenders were required to follow up with their clients to ensure the accuracy of the responses to the questionnaires. Based on the results of these questionnaires, clients were assigned a Year 2000 "risk grade", which is considered in the calculation of the allowance for loan and lease losses. Among these lending relationships, BB&T rated approximately 3.4% of the commercial loan portfolio as representing a high risk to BB&T, and the remaining clients were determined to represent low risk to BB&T. For clients that were judged to represent significant risks to BB&T, appropriate contingency plans have been developed. These risk assessments are updated quarterly for larger clients and potential new clients.

  BB&T has also assessed potential Year 2000 risks associated with its fiduciary activities. When making investment decisions or recommendations, BB&T considers Year 2000 issues and may take certain steps to investigate Year 2000 readiness in assessing assets held in trust.

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

 Contingency Business and Event Planning

  During 1998 and 1999, management took action to enhance existing business resumption plans to address potential Year 2000 disruptions. Each line of business had significant involvement in the preparation of supplemental Year 2000 contingency/event plans designed to address specific business functions. BB&T completed its Year 2000 contingency/event planning as of September 30, 1999. All of the plans have been tested and additional testing of mission-critical plans will be conducted as the Year 2000 approaches. The plans will be amended as needed as BB&T continues to obtain information relating to its own systems and the systems of its significant third parties.

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

 Costs

  The projected total incremental cost of the Year 2000 project is estimated at approximately $30 million and is being funded through operating cash flows. As of September 30, 1999, a cumulative total of approximately $27.5 million had been spent on the assessment of and efforts in connection with the Year 2000 project, of which $5.3 million represented internal personnel and other costs.

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

(a)Exhibit 11--"Computation of Earnings Per Share" is included herein as Note
E.

  Exhibit 27--"Financial Data Schedule" is included in the electronically-filed document as required.

(b)Current Reports on Form 8-K during the Third Quarter

  On July 14, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the second quarter of 1999. On July 29, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to announce that BB&T had entered into a definitive agreement to acquire Premier Bancshares, Inc., of Atlanta, Georgia. On September 3, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to restate BB&T Annual Report on Form 10-K for the accounts of Mason-Dixon Bancshares, Inc., of Westminster, Maryland, and First Citizens Corporation, of Newnan, Georgia. On October 12, 1999, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the third quarter of 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BB&T CORPORATION
                                             (Registrant)


                                                     /s/ Scott E. Reed
Date: November, 10, 1999                  By:__________________________________
                                              Scott E. Reed, Senior Executive
                                            Vice President and Chief Financial
                                                          Officer


Date: November 10, 1999                            /s/ Sherry A. Kellett
                                          By:__________________________________
                                                 Sherry A. Kellett, Senior
                                               Executive Vice President and
                                             Controller (Principal Accounting
                                                         Officer)