Form 10-K
period 1999-12-31
BB&T CORP
filed 2000-03-14
CIK 92230

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                               ----------------

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                           For the fiscal year ended:

                               December 31, 1999

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

                                                           Name of each exchange
             Title of each class                            on which registered
             -------------------                           ---------------------
         Common Stock, $5 par value                       New York Stock Exchange
            Share Purchase Rights                         New York Stock Exchange

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 31, 2000, was approximately $9.2 billion. The number of shares of the Registrant's Common Stock outstanding on January 31, 2000, was 331,442,010. No shares of preferred stock were outstanding at January 31, 2000.

  Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 25, 2000, are incorporated by reference in
Part III of this report.

                               ----------------

                     The Exhibit Index begins on page 109.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX

                                                                          Page
                                                                         ------
 PART I   Item 1  Business                                                    4
          Item 2  Properties                                             18, 76
          Item 3  Legal Proceedings                                          90
          Item 4  Submission of Matters to a Vote of Shareholders             2
                  None.
 PART II  Item 5  Market for the Registrant's Common Stock and Related
                  Shareholder Matters                                     48-49
          Item 6  Selected Financial Data                                    51
          Item 7  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        24
                  Quantitative and Qualitative Disclosures About
          Item 7A Market Risk                                                40
          Item 8  Financial Statements and Supplementary Data                50
                  Consolidated Balance Sheets at December 31, 1999 and       54
                  1998
                  Consolidated Statements of Income for each of the
                  years in the three-year period ended December 31,
                  1999                                                       55
                  Consolidated Statements of Changes in Shareholders'
                  Equity for each of the years in the three-year
                  period ended December 31, 1999                             56
                  Consolidated Statements of Cash Flows for each of
                  the years in the three-year period ended December
                  31, 1999                                                   57
                  Notes to Consolidated Financial Statements                 58
                  Report of Independent Public Accountants                   53
                  Quarterly Financial Summary for 1999 and 1998              50
          Item 9  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosures.
                  None.
 PART III Item 10 Directors and Executive Officers of the Registrant      *, 18
          Item 11 Executive Compensation                                      *
          Item 12 Security Ownership of Certain Beneficial Owners and         *
                  Management

                                                                           Page
                                                                           ----
         Item 13 Certain Relationships and Related Transactions              *
 PART IV Item 14 Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K
         (a)(1)  Financial Statements (See Item 8 for reference).
         (2)     Financial Statement Schedules normally required on Form
                 10-K are omitted since they are not applicable, except
                 as referred to in Item 8.
         (3)     Exhibits have been filed separately with the Commission
                 and are available upon written request.
         (b)     Current Reports on Form 8-K filed during the fourth
                 quarter of 1999.

            Type      Date Filed                  Reporting Purpose
            ----      ----------                  -----------------
           Item 5. October 12, 1999  To report the results of operations and financial condition for the 3rd Quarter of
                                     1999.
           Item 5. November 17, 1999 To report plans to acquire Hardwick
                                     Holding Company of Dalton, Georgia.
           Item 5. December 15, 1999 To report plans to acquire First Banking
                                     Company of Southeast Georgia.

--------
* The information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.

  The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation of Executive Officers", "Retirement Plans" and "Compensation Committee Report on Executive Compensation" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.

  The information required by Item 12 is incorporated herein by reference to the information that appears under the headings "Security Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.

  The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Compensation Committee Interlocks and Insider Participation" and "Transactions with Executive Officers and Directors" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.

                            DESCRIPTION OF BUSINESS

General

  BB&T Corporation ("BB&T" or "the Corporation") is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Kentucky and the metropolitan Washington, D.C. area.

  At December 31, 1999, the principal assets of BB&T included all of the outstanding shares of common stock of:

  .  Branch Banking and Trust Company, of Winston-Salem, North Carolina;

  . BB&T Financial Corporation of South Carolina, located in Greenville, South Carolina, which in turn owns all the outstanding shares of Branch Banking and Trust Company of South Carolina;

  . BB&T Financial Corporation of Virginia, which in turn owns all the outstanding shares of Branch Banking and Trust Company of Virginia;

  .  First Citizens Bank of Georgia, of Newnan, Georgia;

  .  Carroll County Bank and Trust Company, of Westminster, Maryland;

  .  The Matewan National Bank, of Williamson, West Virginia;

  .  First Liberty Bank, of Macon, Georgia;

  .  Regional Acceptance Corporation, of Greenville, North Carolina;

  .  Scott & Stringfellow, Inc., of Richmond, Virginia;

  .  Refloat Incorporated, of Mount Airy, North Carolina; and

  .  BB&T Factors Corporation, of High Point, North Carolina.

Forward-Looking Statements

  This report contains forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged; (5) costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected; (6) expected cost savings associated with pending mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following pending mergers may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than BB&T; and (9) adverse changes may occur in the securities markets.

 Significant Subsidiaries

  Branch Banking and Trust Company ("BB&T-NC"), BB&T's largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. At December 31, 1999, BB&T-NC operated through 339 banking offices throughout North Carolina and, excluding home office deposits, held the largest share of deposits in North Carolina. BB&T-NC also operated 50 banking offices in Maryland and six offices in Washington, D.C. BB&T-NC's principal subsidiaries include BB&T Leasing Corp., based in Charlotte, North Carolina, which specializes in lease financing to commercial businesses and municipalities; BB&T Investment Services, Inc., located in Charlotte, North Carolina, which offers nondeposit investment alternatives, including discount brokerage services, fixed-rate and variable-rate annuities, mutual funds and government and municipal bonds; BB&T Insurance Services, Inc., headquartered in Raleigh, North Carolina, which is the 12th largest independent insurance agency network in the country; and W.E. Stanley, Inc., an actuarial and employee benefits consulting firm headquartered in Greensboro, North Carolina.

  BB&T-NC has a number of additional subsidiaries, including Prime Rate Premium Finance Corporation, Inc. ("Prime Rate"), located in Florence, South Carolina, which provides insurance premium financing and other services to customers in Virginia and the Carolinas. BB&T-NC also owns 51% of AutoBase Information Systems, Inc., ("AutoBase") a Charlotte, North Carolina-based company that uses advanced technologies to simplify the car-buying and selling process for consumers and automotive dealers.

  Branch Banking and Trust Company of South Carolina ("BB&T-SC") operated 88 banking offices at December 31, 1999. BB&T-SC is the third largest bank in South Carolina in terms of deposit market share.

  Branch Banking and Trust Company of Virginia ("BB&T-VA") operated 104 banking offices in Virginia at December 31, 1999. BB&T-VA is the sixth largest bank in Virginia in terms of deposit market share.

  Scott & Stringfellow Financial, Inc. ("Scott & Stringfellow") is an investment banking and full-service brokerage firm located in Richmond, Virginia. Scott & Stringfellow operated 23 full-service brokerage offices in Virginia, one in West Virginia, ten in North Carolina and two in South Carolina at December 31, 1999. Scott & Stringfellow specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers.

  The primary services offered by BB&T's subsidiaries include:

  .  small business lending

  .  commercial middle market lending

  .  retail lending

  .  home equity lending

  .  sales finance

  .  mortgage lending

  .  leasing

  .  trust services

  .  agency insurance

  .  treasury services

  .  investment sales and mutual fund products

  .  capital markets

  .  factoring

  .  asset-based lending

  .  international banking services

  .  merchant banking

  .  cash management

  .  bankcard

  The following table discloses selected financial information related to BB&T's significant banking subsidiaries:

                                    Table 1
      Selected Financial Data of Significant Banking & Thrift Subsidiaries
          As of / For the Years Ended December 31, 1999, 1998 and 1997

                                                                       First
                                     BB&T-NC    BB&T-SC    BB&T-VA    Liberty
                                   ----------- ---------- ---------- ----------
                                              (Dollars in thousands)
1999
Total assets                       $29,631,391 $4,842,462 $5,098,872 $1,765,277
Securities                           7,740,265    477,705  1,308,673    399,005
Loans and leases, net of unearned
 income*                            19,402,829  3,698,046  3,294,038  1,201,689
Deposits                            18,021,189  3,686,484  3,462,041  1,047,686
Shareholder's equity                 2,130,303    364,060    471,938    123,658
Net interest income                    968,187    216,781    188,522     59,626
Provision for loan and lease
 losses                                 43,053     15,491      6,689      9,728
Noninterest income                     564,174     68,473     51,170     22,072
Noninterest expense                    896,799    126,689    145,242     59,615
Net income                             417,751     91,059     54,457      8,463
1998
Total assets                       $26,868,711 $4,641,393 $5,257,737 $1,506,352
Securities                           6,735,729    783,727  1,177,446    322,152
Loans and leases, net of unearned
 income*                            17,845,119  3,266,871  3,321,677  1,034,511
Deposits                            17,858,406  3,702,383  3,496,787  1,075,832
Shareholder's equity                 2,170,812    429,572    612,083    123,333
Net interest income                    902,319    201,132    187,189     49,653
Provision for loan and lease
 losses                                 47,167     13,455     12,227      5,116
Noninterest income                     459,246     71,945     52,550     20,080
Noninterest expense                    801,036    119,224    143,515     40,632
Net income                             365,517     89,653     52,526     15,057
1997
Total assets                       $23,253,933 $4,364,982 $5,260,598 $1,269,997
Securities                           5,590,186  1,020,554  1,469,392    245,277
Loans and leases, net of unearned
 income*                            15,749,571  3,052,755  3,274,679    910,502
Deposits                            16,419,895  3,401,236  3,507,108    936,502
Shareholder's equity                 1,816,733    374,871    574,742    101,457
Net interest income                    867,392    184,341    123,738     43,105
Provision for loan and lease
 losses                                 54,197     14,109      8,537      6,316
Noninterest income                     439,772     70,916     27,008     15,650
Noninterest expense                    825,898    135,018     90,649     35,320
Net income                             285,209     68,024     34,089      8,850

--------
* Includes loans held for sale.

 Merger Strategy

  BB&T's profitability and market share have been enhanced through both internal growth and acquisitions in recent years. The acquisition strategy of BB&T is focused on three primary objectives:

  . to pursue in-market acquisitions of high-quality banks and thrifts with assets in the $250 million to $10 billion range,

  . to acquire companies in niche markets that provide products or services that can be offered through the existing distribution system to BB&T's current customer base, and

  . to consider strategic acquisitions in new markets that are economically feasible and provide positive long-term benefits.

  BB&T has consummated 43 acquisitions of community banks and thrifts, acquired 49 insurance agencies and completed 12 acquisitions of nonbank financial services providers over the last ten years. BB&T expects to continue to take advantage of the consolidation of the financial services industry and expand and enhance its franchise through mergers and acquisitions. The consideration paid for these acquisitions may be in the form of cash, debt or BB&T stock. The amount of consideration paid to complete these transactions may entail payments in excess of the book value of the underlying net assets acquired, which could have a dilutive effect on earnings per share or book value. In addition, such acquisitions sometimes result in significant front-end charges against earnings. However, cost savings, especially incident to in-market acquisitions, are also frequently anticipated.

 Competition

  The banking industry is highly competitive and dramatic change continues to occur. The banking subsidiaries of BB&T compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies and insurance companies. Competition for financial products continues to grow as customers select from a variety of traditional and nontraditional alternatives. The industry continues to consolidate at a fast pace, which affects competition by eliminating some regional and local institutions. For additional information concerning markets, BB&T's competitive position and business strategies, see "Market Area" and "Lending Activities" below.

Market Area

  BB&T's market area consists of North and South Carolina, Virginia, Maryland, Georgia, West Virginia, eastern Kentucky and the metropolitan Washington, D.C. area. The area's employment base is diverse and consists of manufacturing, general services, agricultural, wholesale/retail, high tech and financial services. BB&T believes its current market area is economically strong and will support consistent growth in assets and deposits in the future. Even so, management expects to continue to employ aggressive growth strategies, including possible expansion into neighboring states. Management believes that maintaining a community bank approach to customer service as asset size and available services grow will strengthen the Corporation's ability to move into new states and communities and continue to market services to small to mid-sized commercial customers and individuals in these markets.

Lending Activities

  The primary goal of the BB&T lending function is to help clients achieve their financial goals and secure their financial futures on terms that are fair to the clients and profitable to the Corporation. This purpose can best be accomplished by building strong, profitable customer relationships over time, with BB&T becoming an important contributor to the prosperity and well being of its customers. BB&T's philosophy of lending is to attempt to meet all legitimate business and consumer credit needs within defined market segments where standards of safety, profitability and liquidity can be met. Based on internal analyses, BB&T's loan portfolio consistently outperforms an average of our national peers in terms of asset quality, yield and rate of growth.

  BB&T focuses lending efforts on small to intermediate commercial and industrial loans, one-to-four family residential mortgage loans and consumer loans. Typically, fixed-rate residential mortgage loans are sold in the secondary mortgage market and adjustable-rate residential mortgages are retained in the portfolio. Servicing rights on mortgage loans sold are typically retained by BB&T. As of December 31, 1999, BB&T's total mortgage servicing portfolio exceeded $17.0 billion. BB&T conducts the majority of its lending activities in the context of the Corporation's community bank focus, with decentralized lending decisions made as close to the customer as practicable.

  The following table reflects BB&T's loan portfolio based on the source of the underlying collateral, rather than the primary purpose of the loan.

                                    Table 2
                    Composition of Loan and Lease Portfolio*

                                               December 31,
                        -----------------------------------------------------------
                           1999        1998        1997        1996        1995
                        ----------- ----------- ----------- ----------- -----------
                                          (Dollars in thousands)
Loans:
  Commercial, financial
   and agricultural     $ 4,592,691 $ 4,128,455 $ 3,816,252 $ 3,331,333 $ 2,844,598
  Real estate--
   construction and
   land development       3,310,561   2,570,017   2,453,380   1,816,520   1,343,621
  Real estate--mortgage  16,010,893  14,604,025  13,395,782  11,918,118  11,651,183
  Consumer                3,635,267   3,231,827   3,217,073   3,261,604   2,874,951
                        ----------- ----------- ----------- ----------- -----------
    Loans held for
     investment          27,549,412  24,534,324  22,882,487  20,327,575  18,714,353
    Loans held for sale     285,025   1,171,415     553,662     267,082     294,967
                        ----------- ----------- ----------- ----------- -----------
      Total loans        27,834,437  25,705,739  23,436,149  20,594,657  19,009,320
Leases                    2,602,819   1,620,326     788,462     576,991     376,152
                        ----------- ----------- ----------- ----------- -----------
    Total loans and
     leases             $30,437,256 $27,326,065 $24,224,611 $21,171,648 $19,385,472
                        =========== =========== =========== =========== ===========

--------
* Balances include unearned income.

 Mortgage Banking

  BB&T continues to be the largest originator of residential mortgage loans in the Carolinas, with 1999 originations of $4.6 billion. BB&T engages in mortgage loan originations by offering various types of fixed- and adjustable-rate loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. Risks associated with the residential lending function include interest rate risk, which is mitigated through the sale of substantially all fixed-rate loans, and default risk by the borrower, which is lessened through underwriting procedures and mortgage insurance. BB&T also purchases mortgage loans from more than 100 correspondent originators and subjects them to the same underwriting and risk management criteria as loans originated internally.

 Commercial Lending

  BB&T's commercial lending program is generally targeted to serve small-to-middle market businesses with sales of $200 million or less, although in-house limits do allow lending to larger customers, including national customers who have some reasonable business connections with the Corporation's geographically-served markets. Commercial lending includes commercial, financial, agricultural, industrial and real estate loans. Pricing on commercial loans, driven largely by competition, is usually tied to market indexes, such as the prime rate, LIBOR or rates on U.S. Treasury securities. BB&T has received recognition from the U.S. Small Business Administration for the last two years as the #1 "small business friendly" bank in the eastern United States. Management believes that small to mid-sized commercial lending is BB&T's strongest market, as BB&T has the largest market share in all types of small business lending in the Carolinas.

 Construction Lending

  Real estate construction loans include twelve-month contract housing loans, which are intended to convert to permanent one-to-four family residential mortgage loans upon completion of the construction, and commercial construction loans. These loans are usually to in-market developers, businesses, individuals or real estate investors for the construction of commercial structures in the Corporation's market area. They are made for purposes including, but not limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, hotels and warehouses. The properties may be for sale, lease or owner-occupancy.

 Consumer Lending

  BB&T offers a wide variety of consumer loan products. Various types of secured and unsecured loans are marketed to qualifying, existing clients and to other creditworthy candidates in BB&T's market area. Home equity loans and lines are underwritten with note amounts and credit limits that ensure consistency with the Corporation's policies. Numerous forms of unsecured loans, including revolving credits (e.g. bankcards, checking accounts, overdraft protection and personal lines of credit) are provided and various installment loan products, such as vehicle loans, are offered. BB&T is the largest home equity lender in North and South Carolina.

 Leasing

  BB&T provides commercial leasing products and services through BB&T Leasing Corp. ("Leasing"), a subsidiary of BB&T-NC. Leasing provides three primary products: finance or capital leases, true leases (as defined under the Internal Revenue Code) and other operating leases for vehicles, rolling stock and tangible personal property. Leasing provides lease-related services for small to medium-sized commercial customers. BB&T also engages in leasing transactions with municipalities directly through its subsidiary banks and has the largest market share of municipal leasing in the Carolinas.

  The following table presents BB&T's total loan portfolio based on the primary purpose of the loan, rather than the underlying collateral:

                                    Table 3
              Composition of Loan Portfolio Based on Loan Purpose

                                  December 31,
                             -----------------------
                                1999        1998
                             ----------- -----------
                             (Dollars in thousands)
   Business loans            $13,680,978 $11,761,770
   Lease Financing             1,471,194     986,885
                             ----------- -----------
     Total commercial loans   15,152,172  12,748,655
                             ----------- -----------
   Sales Finance               2,120,403   1,695,286
   Revolving Credit              628,118     543,172
   Direct Retail               5,341,104   4,723,745
                             ----------- -----------
     Total consumer loans      8,089,625   6,962,203
                             ----------- -----------
   Mortgage loans              5,955,658   6,893,267
                             ----------- -----------
       Total loans           $29,197,455 $26,604,125
                             =========== ===========

--------
* Loans and leases are net of unearned income and include loans held for sale.

  The following table reflects the scheduled maturities of commercial, financial and agricultural loans, as well as construction loans.

                                    Table 4
              Selected Loan Maturities and Interest Sensitivity(3)

                                        December 31, 1999
                               ------------------------------------
                               Commercial,
                                Financial
                                   and      Real Estate:
                               Agricultural Construction   Total
                               ------------ ------------ ----------
                                      (Dollars in thousands)
   Fixed rate:
     1 year or less (2)         $  232,560   $  494,929  $  727,489
     1-5 years                     987,493      266,500   1,253,993
     After 5 years                 255,579          --      255,579
                                ----------   ----------  ----------
       Total                     1,475,632      761,429   2,237,061
                                ----------   ----------  ----------
   Variable rate:
     1 year or less (2)          1,631,780    1,733,410   3,365,190
     1-5 years                   1,343,452      815,722   2,159,174
     After 5 years                 141,827          --      141,827
                                ----------   ----------  ----------
       Total                     3,117,059    2,549,132   5,666,191
                                ----------   ----------  ----------
   Total loans and leases (1)   $4,592,691   $3,310,561  $7,903,252
                                ==========   ==========  ==========

--------

                                                               (Dollars in
                                                               thousands)
                                                               -----------
(1)The table excludes:
  (i)  consumer loans to individuals for household, family and
       other personal expenditures                             $ 3,635,267
  (ii) real estate mortgage loans                               16,010,893
  (iii)loans held for sale                                         285,025
  (iv) leases                                                    2,602,819
                                                               -----------
                                                               $22,534,004
                                                               ===========
(2)Includes loans due on demand.

(3)Balances include unearned income.

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

 Allowance for Loan and Lease Losses

  The allowance for loan and lease losses is established through a provision for loan and lease losses charged against earnings. The level of the allowance for loan and lease losses is based on management's evaluation of the risk inherent in the loan portfolio at the balance sheet date and changes in the nature and volume of loan activity. This evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans' "risk grades," the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. BB&T's objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration in order to reduce overall credit risk by minimizing the adverse impact of any single event or combination of related events.

 Reserve Policy and Methodology

  The allowance for loan and lease losses is composed of general reserves, specific reserves and an unallocated reserve. General reserves are established on the commercial loan portfolio based on loss percentages that are determined based on management's evaluation of the losses inherent in the various risk grades of the commercial loans. Commercial loans are categorized in one of ten risk grades based on management's assessment of the overall credit quality of the loan, including the payment history, the financial position of the borrower, underlying collateral, internal credit reviews and the results of external regulatory examinations. The general reserve percentages described above are then applied to each risk grade to calculate the necessary allowance to cover inherent losses in each risk category. The following table presents the risk grades and reserve percentages applicable to each grade at December 31, 1999:

                                    Table 5
                     General Reserves for Commercial Loans
                               December 31, 1999

                                              Percentage
                                                  of
                                              Commercial  General
                                               Loans by   Reserve
   Risk Grade                                 Risk Grade Percentage
   ----------                                 ---------- ----------
   Risk 0 (Loans from acquired institutions)     0.05%      1.30%
   Risk 1 (Superior Quality)                     4.25       0.10
   Risk 2 (High Quality)                        16.13       0.20
   Risk 3 (Very Good Quality--Normal Risk)      30.48       0.60
   Risk 4 (Good Quality--Normal Risk)           32.26       1.30
   Risk 5 (Acceptable Quality)                  11.75       2.25
   Risk 6 (Management Attention)                 2.85       3.25
   Risk 7 (Special Mention)                      0.73       5.00
   Risk 8 (Substandard)                          1.48      15.00
   Risk 9 (Doubtful)                             0.02      50.00

  The general reserve percentages used have been determined by management to be appropriate based primarily on historical loan losses and the level of risk assumed for the various risk grades. The reserve percentages for Special Mention, Substandard and Doubtful are based on the preferred rates used by banking regulators, and the other risk grades are "stepped down" from these percentages as loan quality improves.

  The process of classifying commercial loans into the appropriate risk grades is performed initially as a component of the approval of the loan by the appropriate credit officer. Based on the size of the loan, senior credit officers and / or the loan committee may review the classification to ensure accuracy and consistency of classification. Loan classifications are frequently reviewed by internal credit examiners to determine if any changes in the circumstances of the loan require a different risk grade. To determine the most appropriate risk grade classification for each loan, the credit officers examine the borrower's liquidity level, asset quality, the amount of the borrower's other indebtedness, cash flow, earnings, sources of financing and existing lending relationships.

  Specific reserves are provided on certain commercial loans that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management's evaluation of BB&T's loss exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations described above to prevent redundant reserves. The calculations of specific reserves on commercial loans also incorporates specific reserves based on the results of measuring impaired loans pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is impaired when, based on current information and events, it is probable that BB&T will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded through a valuation allowance. It is BB&T's policy to classify and disclose all commercial loans greater than $250,000 that are on nonaccrual status as impaired loans. Substantially all other loans made by BB&T are excluded from the scope of SFAS No. 114 as they are comprised of large groups of smaller balance homogeneous loans (residential mortgage and consumer installment) that are collectively evaluated for impairment.

  General reserves are provided for noncommercial loans based on a three-year weighted average of actual loss experience of each major loan category, which is then applied to the total outstanding loan balance of each loan category. The weighted average loss experience for each category is determined by assigning a 50% weight to the most recent year's loss experience for each category, a 30% weight to the loss ratio from two years ago, and the remaining 20% weight is applied to the loss ratio from three years ago. This methodology places greater emphasis on more recent loss trends and, therefore, provides a self-correcting mechanism for the differences between estimated and actual losses.

  There are two primary components considered in determining an appropriate level for the unallocated reserve. First, a portion of the unallocated reserve is established to cover the elements of imprecision and estimation risk inherent in the general and specific reserves described above. Second, the remaining portion of the unallocated allowance is determined based on management's evaluation of various conditions that are not directly measured by any other component of the allowance, including current general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal credit examinations and results from external bank regulatory examinations.

  While management uses the best information available to establish the allowance for loan and lease losses, future adjustments to the allowance or to the reserving methodology may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

  The following table discloses an allocation of the allowance for loan and leases losses at the end of each of the past five years. The allowance has been allocated applying the methodologies described above to the loan portfolios based on the underlying collateral of the loans. This allocation is calculated on an approximate basis and is not necessarily indicative of future losses. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

                                    Table 6
         Allocation of Allowance for Loan and Lease Losses by Category

                                1999              1998              1997              1996              1995
                          ----------------- ----------------- ----------------- ----------------- -----------------
                                   % Loans           % Loans           % Loans           % Loans           % Loans
                                   in each           in each           in each           in each           in each
                           Amount  category  Amount  category  Amount  category  Amount  category  Amount  category
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                           (Dollars in thousands)
Balance at end of period
 applicable to:
Commercial, financial
 and agricultural         $ 58,046    15%   $ 52,745    16%   $ 55,188    16%   $ 54,279    16%   $ 57,232    15%
Real estate:
 Construction and land
  development               39,576    11      33,065    10      24,792    10      17,962    10      21,531     8
 Mortgage                  139,837    53     111,099    54     109,765    56      96,429    56      92,213    60
                          --------   ---    --------   ---    --------   ---    --------   ---    --------   ---
 Real estate--total        179,413    64     144,164    64     134,557    66     114,391    66     113,744    68
                          --------   ---    --------   ---    --------   ---    --------   ---    --------   ---
Consumer                    26,384    12      33,010    13      29,181    14      24,581    15      17,424    15
Leases                      21,726     9      12,737     7       8,021     4       5,207     3       3,325     2
Unallocated                102,394   --      119,213   --       89,603   --       78,162   --       63,254   --
                          --------   ---    --------   ---    --------   ---    --------   ---    --------   ---
   Total                  $387,963   100%   $361,869   100%   $316,550   100%   $276,620   100%   $254,979   100%
                          ========   ===    ========   ===    ========   ===    ========   ===    ========   ===

  The following table sets forth information with respect to BB&T's allowance for loan and lease losses for the most recent five years.

                                    Table 7
                Analysis of Allowance for Loan and Lease Losses

                                                 December 31,
                          ---------------------------------------------------------------
                             1999         1998         1997         1996         1995
                          -----------  -----------  -----------  -----------  -----------
                                            (Dollars in thousands)
Balance, beginning of
 period                   $   361,869  $   316,550  $   276,620  $   254,979  $   245,326
                          -----------  -----------  -----------  -----------  -----------
Charge-offs:
  Commercial, financial
   and agricultural           (21,803)     (15,602)     (20,204)     (14,154)     (13,570)
  Real estate                 (14,825)     (12,523)     (14,708)     (12,242)     (13,481)
  Consumer                    (66,843)     (73,363)     (74,274)     (53,281)     (32,729)
  Lease receivables              (993)      (1,167)        (671)        (768)        (614)
                          -----------  -----------  -----------  -----------  -----------
    Total charge-offs        (104,464)    (102,655)    (109,857)     (80,445)     (60,394)
                          -----------  -----------  -----------  -----------  -----------
Recoveries:
  Commercial, financial
   and agricultural            10,837        8,423        6,949        9,464        7,149
  Real estate                   3,961        3,792        5,287        6,521        3,825
  Consumer                     13,979       12,170        8,893        8,139        7,757
  Lease receivables               107          425          232          136          395
                          -----------  -----------  -----------  -----------  -----------
    Total recoveries           28,884       24,810       21,361       24,260       19,126
                          -----------  -----------  -----------  -----------  -----------
Net charge-offs               (75,580)     (77,845)     (88,496)     (56,185)     (41,268)
                          -----------  -----------  -----------  -----------  -----------
Provision charged to
 expense                       92,097      101,842      110,913       70,359       47,108
                          -----------  -----------  -----------  -----------  -----------
Allowance of loans
 acquired in purchase
 transactions                   9,272       21,258       17,513        7,467        3,813
Reconciliation of fiscal
 year of merged
 companies to calendar
 year                             305           64          --           --           --
                          -----------  -----------  -----------  -----------  -----------
Balance, end of period    $   387,963  $   361,869  $   316,550  $   276,620  $   254,979
                          ===========  ===========  ===========  ===========  ===========
Average loans and
 leases*                  $27,729,172  $25,065,207  $22,438,508  $20,223,203  $18,900,682
Net charge-offs as a
 percentage of average
 loans and leases                 .27%         .31%         .39%         .28%         .22%
                          ===========  ===========  ===========  ===========  ===========

--------
* Loans and leases are net of unearned income and include loans held for sale.

 Nonperforming Assets and Classified Assets

  Nonperforming assets include nonaccrual loans and leases, foreclosed real estate and other repossessed collateral. It is BB&T's policy to place commercial loans and leases on nonaccrual status when full collection of principal and interest becomes doubtful, or when any portion of principal or interest becomes 90 days past due, whichever occurs first. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period and any prior year interest is charged off against the allowance for loan and lease losses. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Mortgage loans and other consumer loans are also placed on nonaccrual status when full collection of principal and interest becomes doubtful, or they become delinquent for a specified period of time.

Investment Activities

  BB&T maintains a significant portion of its assets as investment securities. BB&T's subsidiary banks are allowed to purchase, sell, deal in and hold certain investment securities as prescribed by bank regulations. These investments include all obligations of the U.S. Treasury, agencies of the Federal government, obligations of any state or political subdivision, various types of corporate debt, mutual funds, limited types of equity securities and certain derivative securities. Scott & Stringfellow, BB&T's full-service brokerage and investment banking subsidiary, is permitted to engage in the underwriting, trading and sales of equity and debt securities subject only to the risk management policies of the Corporation.

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

  Investment strategies are established by the ALCO in consideration of the interest rate cycle, balance sheet mix, actual and anticipated loan demand, funding options and the overall interest rate sensitivity of the Corporation. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets to cover unanticipated deposit and loan fluctuations, seasonal funds flow variations and overall funds management objectives; (ii) to provide eligible securities to secure public funds and trust deposits as prescribed by law; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

  The following table provides information regarding the composition of BB&T's securities portfolio at the end of each of the past three years. BB&T's trading securities, reflected in the accompanying table, represent positions held primarily by Scott & Stringfellow.

                                    Table 8
                      Composition of Securities Portfolio

                                                      December 31,
                                            ---------------------------------
                                               1999        1998       1997
                                            ----------- ---------- ----------
                                                 (Dollars in thousands)
   Trading Securities (at estimated fair
    value):                                 $    93,221 $   60,422 $   67,878
                                            ----------- ---------- ----------
   Securities held to maturity (at
    amortized cost):
     U.S. Treasury, government and agency
      obligations                                23,117     51,102    105,236
     States and political subdivisions           74,005    232,406    271,993
     Mortgage-backed securities                     --      70,355    142,164
     Other securities                               --       6,920      1,315
                                            ----------- ---------- ----------
       Total securities held to maturity         97,122    360,783    520,708
                                            ----------- ---------- ----------
   Securities available for sale (at
    estimated fair value):
     U.S. Treasury, government and agency
      obligations                             4,529,221  3,838,080  4,632,400
     States and political subdivisions          540,219    185,056     78,856
     Mortgage-backed securities               3,793,185  4,204,668  3,361,852
     Other securities                         1,619,419  1,270,682    503,162
                                            ----------- ---------- ----------
       Total securities available for sale   10,482,044  9,498,486  8,576,270
                                            ----------- ---------- ----------
         Total securities                   $10,672,387 $9,919,691 $9,164,856
                                            =========== ========== ==========

Sources of Funds

  Deposits are the primary source of funds for lending and investing activities. Scheduled loan payments and maturities and prepayments from portfolios of loans and investment securities also provide a stable source of funds. Federal Home Loan Bank ("FHLB") advances, foreign deposits, Federal funds purchased and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources.

 Deposits

  Deposits are attracted principally from customers within BB&T's market area through the offering of a broad selection of deposit instruments including demand deposits, negotiable order of withdrawal accounts, savings accounts, money rate savings, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are set by the ALCO and are determined based on (i) the interest rates offered by competitors, (ii) anticipated amount and timing of funding needs (iii) availability of and cost of alternative sources of funding and (iv) anticipated future economic conditions and interest rates. Customer deposits are attractive sources of liquidity because of their stability, cost and the ability to generate fee income through the cross-sale of other services to the depositors.

                                    Table 9
                     Scheduled Maturities of Time Deposits
                               December 31, 1999
                             (Dollars in thousands)

                        Time Deposits $100,000 and Over

   Maturity Schedule
     Less than three months       $1,514,247
     Three through six months        719,615
     Seven through twelve months     807,005
     Over twelve months              642,444
                                  ----------
       Total                      $3,683,311
                                  ==========

                              Total Time Deposits

   Time Deposits Due to Mature by December 31,
     2000                                       $10,525,443
     2001                                         1,785,389
     2002                                           585,374
     2003                                           187,808
     2004                                           272,954
     2005 and later                                  39,347
                                                -----------
       Total                                    $13,396,315
                                                ===========

 Short-Term Borrowed Funds

  BB&T's ability to borrow funds through nondeposit sources provides additional flexibility in meeting the liquidity needs of customers. Components of short-term borrowed funds at year end were master notes, securities sold under repurchase agreements, FHLB advances, Federal funds purchased and U.S. Treasury tax and loan depository note accounts. The following table summarizes certain pertinent information for the past three years regarding BB&T's short-term borrowed funds:

                                    Table 10
                           Short-Term Borrowed Funds

                                             1999        1998        1997
                                          ----------  ----------  ----------
                                               (Dollars in thousands)
   Maximum outstanding at any month-end
    during the year                       $6,875,290  $5,681,846  $4,157,911
   Average outstanding during the year     5,311,658   4,430,989   3,430,232
   Average interest rate during the year        4.86%       5.23%       5.28%
   Average interest rate at end of year         4.11        4.86        5.49

Employees

  At December 31, 1999, BB&T had approximately 13,700 full-time-equivalent employees compared to approximately 10,400 full-time equivalent employees at December 31, 1998.

Properties

  BB&T and its significant subsidiaries occupy headquarters offices that are either owned or operated under long-term leases and also own free-standing operations centers in Winston-Salem, Wilson, Charlotte and Lumberton, North Carolina. At December 31, 1999, BB&T and its subsidiary banks operated 655 banking offices in the Carolinas, Virginia, Maryland, Georgia, West Virginia, eastern Kentucky and Washington, D.C. Branch office locations are variously owned or leased. Management believes that the premises occupied by BB&T and its subsidiaries are well-located and suitably equipped to serve as financial services facilities. See Note F. "Premises and Equipment" of the "Notes to Consolidated Financial Statements" in this report for additional disclosures related to BB&T's properties and other fixed assets.

Executive Officers of BB&T

  BB&T's Chairman and Chief Executive Officer is John A. Allison, IV. Mr. Allison is 51 and has 29 years of service with the Corporation. Henry G. Williamson, Jr. is the Chief Operating Officer for the Corporate Group. Mr. Williamson is 52 and has 28 years of service with the Corporation. Kelly S. King is the President of BB&T Corporation and is the Senior Executive Vice President for the Branch Network. Mr. King is 51 and has 28 years of service with the Corporation. Robert E. Greene is the President of Branch Banking and Trust Company and is the Senior Executive Vice President for Administrative Services for the Corporation. Mr. Greene is 51 and has served the Corporation for 27 years. W. Kendall Chalk is the Senior Executive Vice President for the Lending Group. Mr. Chalk is 54 and has served the Corporation for 25 years. Scott E. Reed is a Senior Executive Vice President and the Corporation's Chief Financial Officer. Mr. Reed is 51 and has 28 years of service with the Corporation. Sherry A. Kellett is a Senior Executive Vice President and the Corporation's Controller. Ms. Kellett is 55 and has 15 years of service with the Corporation. C. Leon Wilson is a Senior Executive Vice President and is the Corporation's Operations Division Manager. Mr. Wilson is 44 and has served BB&T for 23 years.

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

  As state-chartered commercial banks, BB&T-NC, BB&T-SC and BB&T-VA (collectively, the "State-Chartered Banks") are subject to regulation, supervision and examination by state bank regulatory authorities in their respective home states. These authorities include the North Carolina Commissioner of Banks, in the case of BB&T-NC, the South Carolina Commissioner of Banking, in the case of BB&T-SC, and the Virginia State Corporation Commission's Bureau of Financial Institutions, in the case of BB&T-VA. Each of the State-Chartered Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC"). BB&T also operates seven banks that were subsidiaries of bank holding companies acquired by BB&T during 1999 that will be merged into either BB&T-NC, BB&T-SC or BB&T-VA, as appropriate, during 2000. These banks include First Citizens Bank of Georgia, First Citizens Bank of Newnan and First Liberty Bank, state-chartered banks subject to supervision by the Georgia Department of Banking and Finance; Carroll County Bank and Trust Company and the Bank of Maryland, state-chartered banks supervised by Maryland's Commissioner of Financial Regulation; The Matewan National Bank, a Federally-chartered bank subject to regulation, supervision and examination by the U.S. Office of the Comptroller of the Currency (the "OCC"); and Matewan Bank, FSB, a Federally-chartered thrift institution supervised by the Office of Thrift Supervision ("OTS"). (References herein to the "Banks" include these acquired banks and the State-Chartered Banks). State and Federal law also govern the activities in which the Banks engage, the investments they make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Banks' operations.

  The earnings of BB&T's subsidiaries, and therefore the earnings of BB&T, are affected by general economic conditions, management policies, changes in state and Federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant state and Federal laws to which BB&T and the Banks are subject. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

Payment of Dividends

  BB&T is a legal entity separate and distinct from its banking and other subsidiaries. The majority of BB&T's revenues are from dividends paid to BB&T by its banking subsidiaries. BB&T's banking subsidiaries are subject to laws and regulations that limit the amount of dividends they can pay. In addition, both BB&T and its banking subsidiaries are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. BB&T does not expect that any of these laws, regulations or policies will materially affect the ability of the Banks to pay dividends. During the year ended December 31, 1999, the Banks declared $589.3 million in dividends payable to BB&T.

Capital

  The Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("OCC") have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Under the risk-based capital requirements, BB&T and the Banks are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" which, together with Tier 1 capital, composes "total capital"). The ratios of Tier 1 capital and total capital to risk-adjusted assets for BB&T and the subsidiary banks as of December 31, 1999 are shown in the following table.

  In addition, each of the Federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Pursuant to these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to Federal Bank regulatory evaluation of an organization's overall safety and soundness. The leverage ratios of BB&T and the subsidiary banks as of December 31, 1999 are reflected in the accompanying table.

                                   Table 11
    Capital Adequacy for BB&T Corporation and Principal Banking and Thrift
                                 Subsidiaries

                               Regulatory       BB&T-  BB&T-  BB&T-   First
                                Minimums  BB&T   NC     SC     VA    Liberty
                               ---------- ----  -----  -----  -----  -------
Risk-based capital ratios:
  Tier 1 capital (1)              4.0%     9.3%  9.8%   9.7%  11.3%    9.3%
  Total risk-based capital (2)    8.0     13.0  11.0   11.0   12.5    10.5
Tier 1 leverage ratio (3)         3.0      6.6   6.7    7.7    7.5     6.9

--------
(1) Shareholders' equity less nonqualifying intangible assets; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(2) Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio of risk-weighted assets as defined in the risk-based capital guidelines.
(3) Tier 1 capital computed as a percentage of fourth quarter average assets less nonqualifying intangibles.

  The risk-based capital standards of the Federal Reserve Board, the FDIC and the OCC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

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

  The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1998. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation was enacted in 1997 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FDIC currently assesses BIF-insured and SAIF-insured deposits an additional 2.12 basis points per $100 of deposits to cover those obligations.

Other Safety and Soundness Regulations

  There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the "cross-guarantee" provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the SAIF or the BIF as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the SAIF or the BIF or both. The FDIC's claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

  The Federal banking agencies also have broad powers under current Federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized, as defined by the law. As of December 31, 1999, BB&T and each of the Banks were classified as well capitalized.

  State banking regulators and the OCC also have broad enforcement powers over the Banks, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator (with the approval of the Governor in the case of North Carolina) in order to conserve the assets of any such institution for the benefit of depositors and other creditors. The North Carolina Commissioner also has the authority to take possession of a state bank in certain circumstances, including, among other things, when it appears that such bank has violated its charter or any applicable laws, is conducting its business in an unauthorized or unsafe manner, is in an unsafe or unsound condition to transact its business or has an impairment of its capital stock.

Interstate Banking and Branching

  Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1998, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law.

Gramm-Leach-Bliley Act of 1999

  The Gramm-Leach-Bliley Act of 1999 (the "Act") was signed into law on November 12, 1999. The Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. Most of the Act's provisions require the federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement the Act, and for that reason an assessment of the full impact on BB&T of the Act must await completion of that regulatory process. The provisions of the Act that are believed to be of most significance to BB&T are discussed below.

  The Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating.

  The Act provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the federal bank regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

  The Act adopts a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repeals the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940 and the Investment Advisers Act of 1940.

  The Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means.

  The Act also contains requirements for the posting of notices by operators of automated teller machines regarding fees charged for the use of such machines.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The following discussion and analysis of the consolidated financial condition and results of operations of BB&T Corporation and subsidiaries ("BB&T" or the "Corporation") for each of the three years in the period ended December 31, 1999, and related financial information are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of BB&T's 1999 performance.

Stock Split

  On June 23, 1998, BB&T's Board of Directors approved a 2-for-1 split in the Corporation's common stock effected in the form of a 100% stock dividend paid August 3, 1998. All references to the number of common shares and all per share amounts contained herein have been adjusted, as appropriate, to retroactively reflect the stock split.

Reclassifications

  In certain circumstances, reclassifications have been made to prior period information to conform to the 1999 presentation.

Recently Completed Mergers and Acquisitions

  On March 5, 1999, BB&T completed its merger with MainStreet Financial Corporation ("MainStreet"), based in Martinsville, Virginia. The transaction was accounted for as a pooling of interests. BB&T issued 16.8 million shares of common stock in exchange for all of the outstanding shares of MainStreet common stock.

  On March 26, 1999, BB&T completed its acquisition of Scott & Stringfellow Financial, Inc. ("Scott & Stringfellow"), an investment banking firm based in Richmond, Virginia. To consummate the acquisition, which was accounted for as a purchase, BB&T issued 3.6 million shares of common stock in exchange for all of the outstanding shares of Scott & Stringfellow common stock. BB&T recorded goodwill totaling $72.8 million in connection with this acquisition, which is being amortized using the straight-line method over a period of 15 years.

  On July 9, 1999, BB&T completed its merger with First Citizens Corporation ("First Citizens"), of Newnan, Georgia. The transaction was accounted for as a pooling of interests. BB&T issued 3.2 million shares of common stock in exchange for all of the outstanding shares of First Citizens common stock.

  On July 14, 1999, BB&T completed its merger with Mason-Dixon Bancshares, Inc. ("Mason-Dixon") of Westminster, Maryland. The transaction was accounted for as a pooling of interests. In conjunction with the merger, BB&T issued 6.6 million shares of common stock in exchange for all of the outstanding common stock of Mason-Dixon.

  On August 27, 1999, BB&T completed its acquisition of Matewan BancShares, Inc. ("Matewan") of Williamson, West Virginia. To consummate the transaction, which was accounted for as a purchase, BB&T issued 3.2 million shares of common stock in exchange for all of the outstanding common and preferred shares of Matewan. BB&T recorded goodwill totaling $92.8 million in connection with this acquisition, which is being amortized using the straight-line method over 15 years.

  On November 10, 1999, BB&T merged with First Liberty Financial Corp. ("First Liberty"), based in Macon, Georgia. The transaction was accounted for as a pooling of interests. BB&T issued 12.4 million shares of common stock in exchange for all of the outstanding stock of First Liberty.

  On January 13, 2000, BB&T completed its merger with Premier Bancshares ("Premier") of Atlanta, Georgia. The transaction, which was completed through the issuance of 16.8 million shares of BB&T common stock in exchange for all of the outstanding common and preferred stock of Premier, was accounted for as a pooling of interests.

Pending Mergers and Acquisitions

  On November 17, 1999, BB&T announced plans to merge with Hardwick Holding Company of Dalton, Georgia ("Hardwick"). Hardwick has $518 million in assets and operates nine banking offices in northwest Georgia. In exchange for each share of Hardwick common stock held, shareholders of Hardwick will receive between .9010 and .9320 shares of BB&T common stock depending on the average closing price of BB&T common stock over a five-day pricing period ending shortly before the effective time of the merger. The transaction, which is expected to be accounted for as a pooling of interests, is planned for completion in the second quarter of 2000.

  On December 15, 1999, BB&T announced plans to merge with First Banking Company of Southeast Georgia ("First Banking Company"), which is based in Statesboro. The transaction is expected to be accounted for as a pooling of interests. With $419 million in assets, First Banking Company operates 12 banking offices in southeast Georgia. Shareholders of First Banking Company will receive .74 shares of BB&T common stock in exchange for each share of First Banking Company common stock held. The merger is expected to be completed in the second quarter of 2000.

  On February 7, 2000, BB&T announced plans to merge with One Valley Bancorp, Inc. ("One Valley") of Charleston, West Virginia. The acquisition, which is expected to be completed in the third quarter of 2000, will be accounted for as a pooling of interests. One Valley, which has $6.6 billion in assets, operates 123 branches in West Virginia and Virginia. Shareholders of One Valley will receive 1.28 shares of BB&T common stock in exchange for each share of One Valley common stock held.

Analysis of Financial Condition

  BB&T's average assets totaled $41.9 billion for the year ended December 31, 1999, an increase of $4.6 billion, or 12.4%, compared to the 1998 average of $37.3 billion. The major balance sheet categories with increases in average balances were: loans and leases, up $2.7 billion, or 10.6%; securities, which increased $1.6 billion, or 16.9%; and other earning assets, which increased $27.1 million, or 10.7%. The primary components of growth in average loans were a $2.2 billion, or 18.4% increase in commercial loans and a $779.7 million, or 12.6%, increase in consumer loans, partially offset by a $331.3 million, or 5.0%, decrease in mortgage loans.

  BB&T's average deposits totaled $27.0 billion, reflecting growth of $2.2 billion, or 8.9%, compared to 1998. The categories of deposits with the highest growth rates were money rate savings, which increased $1.3 billion, or 20.4%, noninterest-bearing deposits, which increased $373.0 million, or 11.0%, and domestic time deposits, which increased $698.1 million, or 5.8%. The growth realized in these areas was slightly offset by declines in savings and interest checking of $217.0 million, or 9.8%.

  BB&T has increasingly utilized nondeposit funding sources in recent years to support balance sheet growth. Short-term borrowed funds include federal funds purchased, securities sold under repurchase agreements, master notes and Federal Home Loan Bank ("FHLB") advances. Average short-term borrowed funds totaled $5.3 billion for the year ended December 31, 1999, an increase of $880.7 million, or 19.9%, over the 1998 average. BB&T has also utilized long-term debt based on the flexibility and cost-effectiveness of the alternatives available. Long-term funding sources also include FHLB advances, subordinated debt issued by the Corporation and subordinated notes issued by the subsidiary banks. Average long-term debt totaled $5.8 billion for 1999, up $1.2 billion, or 26.8%, compared to 1998.

  The compound annual rate of growth in average total assets for the five-year period ended December 31, 1999, was 9.9%. Over the same five-year period, average loans and leases increased at the compound annual rate of 10.3%, securities increased at an 8.9% annual rate, and deposits grew at an annual compound rate of 6.0%. All growth rates have been enhanced by acquisitions accounted for as purchases.

Securities

  The securities portfolios provide earnings and liquidity, as well as providing an effective tool in managing interest rate risk. Management has historically emphasized investments with a duration of five years or less to provide greater flexibility in balance sheet management in changing interest rate environments. U.S. Treasury securities and U.S. government agency obligations, excluding mortgage backed securities, comprised 42.7% of the portfolio at December 31, 1999, and provided adequate current yields with minimal risk, and maturities structured to address liquidity concerns. Mortgage-backed securities, which composed 35.5% of the total investment portfolio at year-end 1999, have higher yields and longer durations. Total securities increased 7.6% in 1999 to a total of $10.7 billion at the end of the year.

  BB&T holds trading securities as a normal part of its operations. At December 31, 1999, BB&T had trading securities totaling $93.2 million that are reflected on BB&T's consolidated balance sheet. Market valuation gains and losses in BB&T's trading portfolio are reflected in current earnings.

  Securities held to maturity, which are primarily composed of investments in obligations of states and municipalities, made up less than 1% of the total portfolio at December 31, 1999. Securities held to maturity are carried at amortized cost and totaled $97.1 million at December 31, 1999, compared to $360.8 million outstanding at the end of 1998. Market valuation gains and losses in the Corporation's held-to-maturity category affect neither earnings nor capital. The held-to-maturity portfolio had a net unrealized gain of $.9 million at December 31, 1999.

  Securities available for sale totaled $10.5 billion at year-end 1999 and are carried at estimated fair value. The available-for-sale portfolio is primarily composed of investments in U.S. Treasuries and government agency obligations, including mortgage-backed securities. The available-for-sale portfolio also contains investments in obligations of states and municipalities, which composed 5.2% of the available-for-sale portfolio, and equity and other securities, which comprised 15.4% of the portfolio.

  The following table presents BB&T securities portfolio by category with maturities and average yields.

                                   Table 12
                                  Securities

                                             December 31, 1999
                                      --------------------------------
                                      Carrying Value Average Yield (3)
                                      -------------- -----------------
                                           (Dollars in thousands)
U.S. Treasury, government and agency
 obligations (1):
  Within one year                        $   963,355              6.41%
  One to five years                        2,741,709              6.26
  Five to ten years                        1,293,428              6.56
  After ten years                          3,347,031              6.47
                                         -----------              ----
    Total                                  8,345,523              6.41
                                         -----------              ----
States and political subdivisions:
  Within one year                             32,127              8.49
  One to five years                          115,044              8.15
  Five to ten years                          218,154              7.18
  After ten years                            248,899              7.54
                                         -----------              ----
    Total                                    614,224              7.57
                                         -----------              ----
Other securities:
  Within one year                                510              6.82
  One to five years                           11,678              7.34
  Five to ten years                            6,602              6.19
  After ten years                            342,191              6.54
                                         -----------              ----
    Total                                    360,981              6.56
                                         -----------              ----
Securities with no stated maturity         1,351,659              5.84
                                         -----------              ----
    Total securities (2)                 $10,672,387              6.41%
                                         ===========              ====

--------
(1) Included in U.S. Treasury, government and agency obligations are mortgage-backed securities totaling $3.8 billion classified as available for sale and disclosed at estimated fair value. These securities are included in each of the categories based upon final stated maturity dates. The original contractual lives of these securities range from five to 30 years; however, a more realistic average maturity would be substantially shorter because of the monthly return of principal on certain securities.
(2) Includes securities held to maturity of $97.1 million carried at amortized cost and securities available for sale and trading securities carried at estimated fair values of $10.5 billion and $93.2 million, respectively.
(3) Fully tax-equivalent basis as applied to amortized cost.

  The available-for-sale portfolio composed 98.2% of total securities at December 31, 1999. Management believes that the high concentration of securities in the available-for-sale portfolio allows greater flexibility in the day-to-day management of the overall portfolio than the held-to-maturity classification.

  The market value of the available-for-sale portfolio at year-end 1999 was $441.5 million less than the amortized cost of these securities. At December 31, 1999, BB&T's available-for-sale portfolio had net unrealized depreciation, net of deferred income taxes, of $276.2 million, which is reported as a separate component of shareholders' equity. At December 31, 1998, the available-for-sale portfolio had net unrealized appreciation of $64.6 million, net of deferred taxes. The net unrealized losses recorded in the available-for-sale portfolio at year-end 1999 reflect higher interest rates during the year, which sharply decreased the fair market value of fixed income investments. The unrealized losses in the available-for-sale portfolio at the end of 1999 were considered by management to be of a temporary nature and caused by increased market interest rates, not by concerns about the ability of the issuers to meet their obligations.

  The fully taxable equivalent ("FTE") yield on the total securities portfolio was 6.61% for the year ended December 31, 1999, compared to 6.76% for the prior year. The decline in FTE yield reflects lower yields earned on all categories of securities due to the higher market interest rates during the year. The yield on U.S. Treasury and U.S. government agency obligations decreased from 6.74% in 1998 to 6.62% in 1999, while the yield on mortgage-backed securities decreased from 6.68% to 6.48% and the FTE yield on state and municipal securities decreased from 8.45% last year to 7.71% in the current year.

Loans And Leases

  Loans and leases, including loans held for sale, totaled $29.2 billion at the end of 1999, an increase of $2.6 billion, or 9.7%, compared to 1998. Average loans and leases were $27.7 billion for the year ended December 31, 1999, an increase of $2.7 billion, or 10.6%, over the prior year. The 1999 growth includes the effects of a mortgage loan securitization program, which totaled $465.3 million during 1998 and $304.8 million during 1999, and the effects of loans acquired through the acquisitions accounted for as purchases totaling $414.6 million in 1999 in 1999 and $1.0 billion in 1998. Excluding the impact of these items, BB&T' "internal" growth rate in average loans for 1999 was 9.6% compared with 1998. By category, excluding the securitizations and the purchase acquisitions, average mortgage loans decreased 6.1% during 1999, average commercial loans grew 17.8%, and average consumer loans increased 8.6%.

  While BB&T's overall loan growth was good during 1999, the mix of the loan portfolio changed in comparison to 1998. As a result of increases in interest rates, mortgage lending decreased during the year. During 1999, mortgage loan originations fell to $4.6 billion from $5.6 billion in 1998. Mortgage loans in the loan portfolio, including loans held for sale, decreased 5.0% on average in 1999. BB&T's other loan categories, however, experienced growth at a strong pace during the year. Average commercial loans, including leases, increased 18.4% in 1999 compared to 1998, while average consumer loans, which includes sales finance, revolving credit and direct retail, increased 12.3% over the same time frame.

  The FTE yield on average total loans decreased from 9.08% for the year ended December 31, 1998 to 8.85% for 1999. The average yield on mortgage loans for 1999 was 7.50%, down .14% from the yield for 1998. Over the same time frame, the yields from commercial loans decreased .28% to 8.87% and consumer loan yields decreased .44% to 9.95%.

Asset Quality

  BB&T's asset quality was excellent at December 31, 1999. Nonperforming assets totaled $131.7 million at year end, a decrease of $9.9 million, or 7.0%, compared to 1998. As a percentage of total assets, nonperforming assets were
 .30% at December 31, 1999, compared to .36% at the end of 1998. As a percentage of loans plus foreclosed properties, nonperforming assets totaled .45% at December 31, 1999, compared to .53% at the end of 1998. Loans 90 days or more past due and still accruing interest decreased slightly to $54.2 million at year-end 1999 compared to $54.3 million at December 31, 1998.

  The allowance for loan and lease losses, as a percentage of loans and leases, was 1.33% at December 31, 1999, compared to 1.36% at year-end 1998. Net charge-offs as a percentage of average loans and leases also improved during 1999, decreasing to .27% from .31% in 1998.

  The improvements in credit quality measures during 1999 reflect a decrease in nonaccrual loans and leases, which fell 2.5% to $103.5 million and a 15.9% decline in assets acquired through foreclosure and repossession, to $27.1 million. BB&T also enjoyed a higher recovery rate for loan charge-offs during 1999. Recoveries of loans previously charged-off increased $4.1 million, or 16.4%, compared to 1998 recoveries.

  The following table reflects relevant asset quality information for BB&T for the past three years.

                                   Table 13
                                 Asset Quality

                                                        December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                   (Dollars in thousands)
Nonaccrual loans and leases*                     $103,487  $106,123  $115,674
Restructured loans                                  1,094     3,214     2,492
Foreclosed property                                27,121    32,245    41,784
                                                 --------  --------  --------
  Nonperforming assets                           $131,702  $141,582  $159,950
                                                 ========  ========  ========
  Loans 90 days or more past due and still
   accruing                                      $ 54,244  $ 54,299  $ 49,318
                                                 ========  ========  ========
Asset Quality Ratios:
  Nonaccrual and restructured loans and leases
   as a percentage of loans and leases                .36%      .41%      .49%
  Nonperforming assets as a percentage of:
    Total assets                                      .30       .36       .44
    Loans and leases plus foreclosed property         .45       .53       .67
  Net charge-offs as a percentage of average
   loans and leases                                   .27       .31       .39
  Allowance for losses as a percentage of loans
   and leases                                        1.33      1.36      1.32
  Ratio of allowance for losses to:
    Net charge-offs                                  5.13x     4.65x     3.58x
    Nonaccrual and restructured loans and leases     3.71      3.31      2.68

--------
NOTE: Items referring to loans and leases are net of unearned income and include loans held for sale.
* Includes $22.6 million, $41.8 million and $47.1 million of impaired loans at December 31, 1999, 1998 and 1997, respectively.
 See Note D in the "Notes to Consolidated Financial Statements."

Allowance for Loan and Lease Losses

  BB&T's allowance for loan losses totaled $388.0 million at December 31, 1999, compared to $361.9 million at the end of 1998, or an increase of 7.2%. As a percentage of loans and leases, the allowance decreased from 1.36% at December 31, 1998, to 1.33% at the end of 1999 as a result of improving asset quality measures, both in terms of loans charged off and nonperforming assets. The ratio of the allowance to net charge-offs increased from 4.65 times for 1998 to 5.13 times during 1999 because of lower net charge-offs in the current year.

  The changes in the elements and components of the loan loss allowance related to commercial loans are summarized as follows:

  Commercial Loans--General Reserves--The general reserve percentages disclosed in Table 5 did not change from 1998 to 1999. The general reserve applied to commercial loans increased from $138.1 million at December 31, 1998, to $168.1 million at December 31, 1999, primarily because of the 18.5% growth in end of period commercial loans and leases. The percentage of commercial loans in the higher risk grades (grades 5-9) also did not change from 1998 to 1999, indicating a very stable level of asset quality and risk associated with the commercial loan portfolio.

  Commercial Loans--Specific Reserves--Specific reserves applied to commercial loans increased from $10.8 million at December 31, 1998, to $14.3 million at December 31, 1999. This increase is due to the aforementioned 18.5% increase in commercial loans and a 14.1% increase in commercial loans with specific reserves. The percentage of specific reserves to total reserves on commercial loans increased from 7.2% to 7.8% at December 31, 1998 and 1999, respectively.

  The reserves established to cover losses inherent in the noncommercial categories of the loan portfolio are derived based on a weighted average of actual loan losses over the last three years. Thus, these rates change each year based on trends in actual losses. To calculate the reserve rate, a weight of 50% is given to the most current year's loan loss percentage. A weight of 30% is applied to the loan loss ratio from two years ago, and the remaining 20% weight is applied to the loan loss percentage from three years ago.

  Mortgage Loans--The weighted average rate applied to the mortgage loan portfolio at December 31, 1999, was .035%, down slightly from the 1998 reserve rate of .042%. The resulting allowance decreased from $2.5 million at December 31, 1998, to $1.8 million at December 31, 1999.

  Direct Retail--The weighted average rate applied to direct retail loans at December 31, 1999, was .205%, compared to .271% at December 31, 1998. The resulting allowance decreased from $11.0 million to $9.9 million from December 31, 1998, to December 31, 1999.

  Sales Finance--The weighted average rate applied to sales finance loans at December 31, 1999, was .85%, compared to .927% at December 31, 1998. The resulting allowance increased from $12.5 million to $14.8 million from December 31, 1998, to December 31, 1999, because of an 18.6% increase in sales finance loans outstanding.

  Revolving Credit--The weighted average rate applied to revolving credit loans at December 31, 1999, was 3.193%, compared to 3.5% at December 31, 1998. The resulting allowance increased from $16.8 million to $18.3 million from December 31, 1998, to December 31, 1999, because of a 9.2% increase in revolving credit loans outstanding.

  Bankcard--BB&T's allowance for bankcards at December 31, 1999, totaled $1.9 million, which reflects a reserve rate of 3.9944% of the outstanding balance of bankcard loans. At December 31, 1998, the reserve associated with bankcard loans was $1.8 million, calculated based on a rate of 3.9955%.

  Subsidiaries--Other subsidiaries are considered separately for purposes of calculating the allowance for loan losses. These subsidiaries include BB&T's sub-prime lending subsidiaries, and subsidiaries that have been merged with BB&T, but whose accounting systems have not been converted to BB&T's systems. The sub-prime lending subsidiaries are considered separately because their operations, loan loss experience and credit management procedures are substantially different than the general loan portfolio. Merged-but-unconverted subsidiaries are considered separately because the related loans have not yet been subjected to BB&T's credit monitoring policies and procedures, nor have they been assigned an appropriate BB&T risk grade. Management considers historical loan loss experience in determining reserves for all of these subsidiaries. For merged-but-unconverted subsidiaries, evidence gathered during due diligence is also considered in calculating the reserve. At December 31, 1999 and 1998, these subsidiaries had $2.9 billion and $2.6 billion in total loans outstanding, respectively, and related reserves totaling $54.8 million and $48.9 million, respectively.

  Unallocated--The unallocated allowance totaled $102.4 million at December 31, 1999, down from $119.2 million, or 14.1%, from the unallocated balance at December 31, 1998. This decrease resulted because the entire allowance from the subsidiary banks acquired during 1999 was allocated to the appropriate loan categories. In prior years, the unallocated balances determined by the acquired banking subsidiaries were combined with BB&T's unallocated calculations, since these subsidiaries were accounted for as poolings of interests. Excluding these restatements associated with the acquired banks, the unallocated allowance was flat, up less than 1%.

  Management does not believe that the level of risk inherent in the categories of the portfolio at year-end 1999 changed substantially compared to year-end 1998. Because of this, there were no changes in the estimation methods or fundamental assumptions used in the calculations. The higher outstanding balance of commercial loans and lower balance of mortgage loans at December 31, 1999, compared to year-end 1998, resulted in the fluctuations in specific and general reserves applicable to those loan types. There were no reallocations of the allowance from 1998, nor were there any significant changes in asset quality trends other than the overall improvements noted above.

Deposits and Other Borrowings

  Client deposits generated through the BB&T branch network are the largest source of funds used to support loan and other asset growth. Core deposits compose BB&T's primary source of funding as depositors have sought greater returns on their funds for investment, growth rates of core deposits have not kept pace with asset growth and nondeposit sources have increasingly been used to fund balance sheet growth.

  Total deposits at December 31, 1999, were $27.3 billion, an increase of $801.5 million, or 3.0%, compared to year-end 1998. The increase in deposits was driven by an 11.7% increase in money rate savings accounts, a 2.0% increase in certificates of deposit and a 3.6% increase in noninterest-bearing deposits. For the year ended December 31, 1999, average total deposits were $27.0 billion, an increase of $2.2 billion, or 8.9%, compared to 1998. This increase was led by an 11.0% increase in average noninterest-bearing deposits and a 20.4% increase in money rate savings accounts. These increases were offset somewhat by a 9.8% decrease in average savings and interest checking accounts. Other time deposits, including individual retirement accounts and certificates of deposit, increased 5.8% on average in 1999 and remain BB&T's largest category of average deposits, comprising 47.6% of total deposits. Average foreign deposits totaled $954.4 million for 1999, an increase of $82.3 million, or 9.4%, from the prior year average balance.

  The average rates paid on interest-bearing deposits decreased during 1999 to 4.14% from 4.40% in 1998. The decrease resulted from lower average rates paid on all major categories of interest-bearing deposits. The average cost of certificates of deposit and other time deposits decreased from 5.47% in 1998 to 5.15% in the current year; the cost of interest checking decreased from 1.84% to 1.51%; savings deposits decreased from 2.08% to 1.75% and money rate savings accounts decreased from 3.03% in 1999 to 2.92% in 1999.

  BB&T continued to focus on restructuring the mix of deposits toward more cost-effective transaction and savings deposits during 1999. BB&T has acquired a significant number of thrift institutions over the past several years, which has resulted in a higher percentage of deposits comprised of certificates of deposit than many of BB&T's peers. The continued restructuring of the mix of deposits has reduced that concentration and also reduced the overall cost of deposits.

  BB&T also uses various types of short-term borrowed funds to supplement deposits to fulfill funding needs. The types of short-term borrowings utilized by the Corporation include Federal funds purchased, which composed 5.6% of total short-term borrowed funds and securities sold under repurchase agreements, which comprised 25.9% of short-term borrowed funds at year-end 1999. Master notes, U.S. Treasury tax and loan deposit notes, short-term bank notes and short-term Federal Home Loan Bank ("FHLB") advances are also utilized to meet short-term funding needs. Average short-term borrowed funds totaled $5.3 billion during 1999, an increase of $880.7 million, or 19.9%, during 1999, while short-term borrowed funds at year-end 1999 were $6.9 billion, an increase of $3.0 billion, or 76.9%, compared to year-end 1998. This significant increase in end of period short-term borrowed funds reflects the issuance of $1.6 billion in short-term bank notes during 1999. Management also uses foreign deposits and, to a lesser degree, brokered certificates of deposit as sources of funds. The rates paid on average short-term borrowed funds decreased from 5.23% in 1998 to 4.86% during 1999.

  BB&T also employs long-term debt to provide funding and, to a lesser extent, provide Tier 2 capital. Total outstanding long-term debt at December 31, 1999 totaled $5.5 billion, an increase of $78.9 million, or 1.5%, from year-end 1998. For the year ended December 31, 1999, average long-term debt increased $1.2 billion, or 26.8%, compared to the average for 1998. BB&T's long-term debt consists primarily of FHLB advances, which composed 64.9% of total outstanding long-term debt at December 31, 1999, and medium-term bank notes, which composed 17.7% of the year-end balance. FHLB advances are cost-effective long-term funding sources that provide BB&T the flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity. In an effort to diversify long-term funding sources and to take advantage of favorable interest rates, BB&T issued $350 million of subordinated corporate debt in June 1998 that is puttable to BB&T in 2005. The proceeds of the corporate debt issuance were primarily used to repurchase shares of BB&T's common stock subsequently reissued in connection with business combinations. The average rate paid on long-term debt decreased from 5.77% during 1998 to 5.46% during 1999.

  Liquidity needs are a primary consideration in evaluating funding sources. BB&T's strategy is to maintain funding flexibility, in order for the Corporation to react rapidly to opportunities that may become available in the marketplace. BB&T will continue to focus on traditional core funding strategies, including targeting growth in noninterest-bearing deposits and money rate savings accounts. Also, if rates and terms are deemed attractive, additional long-term funding may be pursued.

Analysis of Results of Operations

  Consolidated net income for 1999 totaled $612.8 million, which generated basic earnings per share of $1.86 and diluted earnings per share of $1.83. Net income for 1998 was $543.2 million and net income for 1997 totaled $408.4 million. Basic earnings per share were $1.67 in 1998 and $1.26 in 1997, while diluted earnings per share were $1.63 and $1.24, respectively.

  BB&T incurred significant expenses related principally to the consummation of mergers and acquisitions during 1999, 1998 and 1997, which are reflected in reported earnings. During 1999, BB&T recorded $46.2 million in after-tax nonrecurring charges primarily associated with the mergers of MainStreet, Mason-Dixon, First Citizens and First Liberty. These charges were associated with the consolidation of branch offices and bank operating functions, merger-related personnel costs and other expenses. Excluding the effects of these items, BB&T's net income for 1999 would have been $659.1 million, or $1.97 per diluted share.

  In 1998, BB&T incurred $17.9 million in net after-tax charges primarily incurred in conjunction with mergers and acquisitions. These expenses included personnel-related expenses, such as staff relocation, early retirement packages and contract settlements; occupancy, furniture and equipment expenses including branch consolidation; and other costs, such as operational charge-offs, professional fees, etc. Excluding the effects of these charges, BB&T's net income for 1998 would have totaled $561.1 million, or $1.69 per diluted share.

  During 1997, BB&T incurred $68.1 million in after-tax costs associated with mergers and acquisitions, primarily the merger with United Carolina Bancshares Corporation ("UCB"). These costs were similar in type to those outlined in the preceding paragraph, however, the expenses were offset by a $47.8 million gain from the divestiture of 23 branch locations, including $505.8 million in deposits and $232.3 million in loans, in order to comply with anti-trust regulations. Excluding the net impact of these items, BB&T's net income for 1997 would have been $473.7 million, or $1.43 per diluted share.

  Excluding the effect of the above nonrecurring items from the three years presented, BB&T's net income for 1999 increased $97.9 million, or 17.5%, compared to 1998, while diluted earnings per share increased $.28, or 16.6%. Net income for 1998, excluding nonrecurring items, increased $87.4 million, or 18.5%, while diluted earnings per share increased $.26, or 18.2%, compared to 1997.

  Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on equity (net income as a percentage of average common shareholders' equity). The returns on average assets produced by BB&T's earnings, excluding the nonrecurring charges discussed above, were 1.57% for 1999, 1.51% for 1998 and 1.43% for 1997. BB&T's returns on average equity, excluding the nonrecurring charges, were 20.60%, 19.11% and 17.80%, for the years ended December 31, 1999, 1998 and 1997, respectively.

Net Interest Income

  Net interest income is BB&T's primary source of revenue. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on earning assets and the interest rates paid to obtain funding to support the assets. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the "FTE" adjustment) and the cost of the supporting funds is measured by the net interest margin. The accompanying table presents the dollar amount of changes in interest income and interest expense and distinguishes between the changes related to average outstanding balances of interest-earning assets and interest-bearing liabilities (volume) and the changes related to average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionately.

                                   Table 14
              FTE Net Interest Income and Rate / Volume Analysis
             For the Years Ended December 31, 1999, 1998 and 1997

                               Average Balances             Yield/Rate               Income/Expense
                      ----------------------------------- ----------------  --------------------------------
                         1999        1998        1997     1999  1998  1997     1999       1998       1997
                      ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
                                                                                 (Dollars in thousands)
 Assets
 Securities (1):
 U.S. Treasury,
 government and
 other (5)            $10,505,953 $ 9,167,307 $ 8,308,770 6.55% 6.70% 6.72% $  688,262 $  614,522 $  558,360
 States and
 political
 subdivisions             600,240     330,713     313,320 7.71  8.45  8.29      46,282     27,934     25,981
                      ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
  Total
  securities (5)       11,106,193   9,498,020   8,622,090 6.61  6.76  6.78     734,544    642,456    584,341
 Other earning
 assets (2)               281,773     254,629     148,956 4.51  5.56  6.66      12,700     14,162      9,917
 Loans and
 leases, net of
 unearned
 income (1)(3)(4)(5)   27,729,172  25,065,207  22,438,508 8.85  9.08  9.19   2,455,237  2,276,310  2,063,114
                      ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
 Total earning
 assets                39,117,138  34,817,856  31,209,554 8.19  8.42  8.51   3,202,481  2,932,928  2,657,372
                      ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
 Non-earning
 assets                 2,790,806   2,452,898   1,979,315
                      ----------- ----------- -----------
  Total assets        $41,907,944 $37,270,754 $33,188,869
                      =========== =========== ===========
 Liabilities and
 Shareholders'
 Equity
 Interest-bearing
 deposits:
 Savings and
 interest-
 checking             $ 1,991,050 $ 2,208,008 $ 2,690,514 1.66  1.99  1.91      33,075     44,047     51,462
 Money rate
 savings                7,452,072   6,187,274   5,102,950 2.92  3.03  3.19     217,612    187,503    162,675
 Other time
 deposits              13,790,625  13,010,224  12,616,259 5.15  5.47  5.50     710,272    711,200    694,417
                      ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
  Total interest-
  bearing
  deposits             23,233,747  21,405,506  20,409,723 4.14  4.40  4.45     960,959    942,750    908,554
 Short-term
 borrowed funds         5,311,658   4,430,989   3,430,232 4.86  5.23  5.28     258,169    231,659    181,140
 Long-term debt         5,768,516   4,549,118   3,201,818 5.46  5.77  5.93     314,937    262,564    189,950
                      ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
  Total interest-
  bearing
  liabilities          34,313,921  30,385,613  27,041,773 4.47  4.73  4.73   1,534,065  1,436,973  1,279,644
                      ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
 Noninterest-
 bearing deposits       3,754,025   3,381,007   3,058,444
 Other
 liabilities              641,003     567,945     427,261
 Shareholders'
 equity                 3,198,995   2,936,189   2,661,391
                      ----------- ----------- -----------
  Total
  liabilities and
  shareholders'
  equity              $41,907,944 $37,270,754 $33,188,869
                      =========== =========== ===========
 Average interest
 rate spread                                              3.72  3.69  3.78
 Net yield on
 earning assets                                           4.27% 4.30% 4.41% $1,668,416 $1,495,955 $1,377,728
                                                          ====  ====  ====  ========== ========== ==========
 Taxable
 equivalent
 adjustment                                                                 $   86,701 $   69,302 $   57,195
                                                                            ========== ========== ==========
                              1999 v. 1998                   1998 v. 1997
                      ------------------------------ ------------------------------
                                   Change due to                  Change due to
                       Increase  -------------------  Increase  -------------------
                      (Decrease)   Rate     Volume   (Decrease)   Rate     Volume
                      ---------- --------- --------- ---------- --------- ---------
 Assets
 Securities (1):
 U.S. Treasury,
 government and
 other (5)             $ 73,740  $(14,231) $ 87,971   $ 56,162  $ (1,393) $ 57,555
 States and
 political
 subdivisions            18,348    (2,626)   20,974      1,953       491     1,462
                      ---------- --------- --------- ---------- --------- ---------
  Total
  securities (5)         92,088   (16,857)  108,945     58,115      (902)   59,017
 Other earning
 assets (2)              (1,462)   (2,869)    1,407      4,245    (1,850)    6,095
 Loans and
 leases, net of
 unearned
 income (1)(3)(4)(5)    178,927   (58,103)  237,030    213,196   (25,631)  238,827
                      ---------- --------- --------- ---------- --------- ---------
 Total earning
 assets                 269,553   (77,829)  347,382    275,556   (28,383)  303,939
                      ---------- --------- --------- ---------- --------- ---------
 Non-earning
 assets
  Total assets
 Liabilities and
 Shareholders'
 Equity
 Interest-bearing
 deposits:
 Savings and
 interest-
 checking               (10,972)   (6,912)   (4,060)    (7,415)    2,134    (9,549)
 Money rate
 savings                 30,109    (7,036)   37,145     24,828    (8,354)   33,182
 Other time
 deposits                  (928)  (42,332)   41,404     16,783    (4,780)   21,563
                      ---------- --------- --------- ---------- --------- ---------
  Total interest-
  bearing
  deposits               18,209   (56,280)   74,489     34,196   (11,000)   45,196
 Short-term
 borrowed funds          26,510   (17,141)   43,651     50,519    (1,819)   52,338
 Long-term debt          52,373   (14,840)   67,213     72,614    (5,280)   77,894
                      ---------- --------- --------- ---------- --------- ---------
  Total interest-
  bearing
  liabilities            97,092   (88,261)  185,353    157,329   (18,099)  175,428
                      ---------- --------- --------- ---------- --------- ---------
 Noninterest-
 bearing deposits
 Other
 liabilities
 Shareholders'
 equity
  Total
  liabilities and
  shareholders'
  equity
 Average interest
 rate spread
 Net yield on
 earning assets        $172,461  $ 10,432  $162,029   $118,227  $(10,284) $128,511
                      ========== ========= ========= ========== ========= =========
 Taxable
 equivalent
 adjustment

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

  For 1999, net interest income on an FTE adjusted basis totaled $1.7 billion, compared with $1.5 billion in 1998 and $1.4 billion in 1997. The increase in net interest income during 1999 resulted from increased interest income from loans, up $178.9 million and from investment securities, up $92.1 million. During the same period, higher volumes of funding sources, partially offset by lower interest rates, resulted in an increase of $97.1 million in total interest expense.

  The FTE-adjusted net interest margin is the primary measure used in evaluating the effectiveness of the management of earning assets and the liabilities funding those assets. The FTE adjusted net interest margin was 4.27% in 1999, 4.30% in 1998 and 4.41% in 1997. The 3 basis point decrease in margin during 1999 resulted from two principal factors. First, BB&T has had a very active common stock repurchase program in recent years. For acquisitions accounted for under the purchase method of accounting, it is BB&T's policy to acquire the shares of its common stock that will be issued to consummate those transactions, as allowed under generally accepted accounting standards. The cost of funds related to share repurchases accounted for substantially all of the decline in 1999 margin.

Provision for Loan and Lease Losses

  A provision for loan and lease losses is charged against earnings in order to maintain the allowance for loan and lease losses at a level that reflects management's evaluation of the risk inherent in the portfolio as discussed above. The amount of the provision is based on continuing assessments of nonperforming and "watch list" loans, analytical reviews of loan loss experience in relation to outstanding loans, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. The provision for loan and lease losses recorded by BB&T in 1999 was $92.1 million, compared with $101.8 million in 1998 and $110.9 million in 1997.

  The decrease in the current year provision for loan and lease losses resulted from improved asset quality, as discussed in the "Asset Quality" section, and lower net charge-offs during the year. Net charge-offs were .27% of average loans and leases for 1999 compared to .31% during 1998. The allowance for loan and lease losses was 1.33% of loans and leases outstanding and was at 3.71 times total nonaccrual and restructured loans and leases at year-end 1999, compared to 1.36% and 3.31 times, respectively, during 1998.

Noninterest Income

  Noninterest income includes service charges on deposit accounts, trust revenues, mortgage banking income, investment banking and brokerage fees, insurance commissions, gains and losses on securities transactions and other commissions and fees derived from bank-related activities.

  Noninterest income for 1999 totaled $761.4 million, compared with $579.7 million in 1998 and $503.1 million in 1997. The 1999 noninterest income reflects an increase of $181.7 million, or 31.3%, compared to 1998. Excluding a $47.5 million nonrecurring gain from the divestiture of branch locations (including related loans and deposits) from 1997 results, noninterest income for 1998 increased $124.1 million, or 27.2%, compared to the previous year. The increases in noninterest income for both 1999 and 1998 resulted from growth in all major categories of noninterest revenues, as explained in the following paragraphs.

  Service charges on deposit accounts represent BB&T's largest single source of noninterest revenue. Such revenues totaled $206.6 million in 1999, an increase of $21.1 million, or 11.4%, compared to 1998. Service charges during 1998 totaled $185.6 million, which represented a 12.1% increase compared with 1997. The primary factors contributing to these increases were changes in the fee structure for deposit-related services and higher fees earned from commercial account analysis and overdrafts, as well as personal account service charges.

  Mortgage banking income (which includes revenues from originating, marketing and servicing mortgage loans) totaled $130.1 million in 1999, $92.4 million in 1998 and $61.4 million in 1997. In 1999, mortgage banking income increased $37.7 million, or 40.8%, compared to 1998. The primary components of the 1999 increase were servicing fees, which increased $6.7 million, and the recapture of valuation allowances established in prior years related to capitalized mortgage servicing rights. In 1999, $18.2 million in valuation allowances were recaptured, which, when compared with the $15 million provision recorded in 1998, resulted in a $33.2 million increase in revenue reported for 1999. The recapture of valuation allowances resulted from rising mortgage rates in the last half of 1999, which slowed prepayment speeds on mortgage loans and increased the value of the servicing portfolio. This rising interest rate environment, while beneficial to the value of servicing rights, resulted in a slowing of mortgage loan originations in the last half of 1999, which resulted in a decline in origination fees and marketing gains compared to 1998. The increase in 1998 mortgage banking income compared to 1997 was the result of increases in servicing revenue, origination fees and marketing gains, partially offset by an increase in the valuation allowance related to capitalized mortgage servicing rights.

  BB&T has an extensive insurance agency network, which, according to a report published in the July 19, 1999, issue of Business Insurer Magazine, ranks as the 12th largest in the nation based on revenues. Commission income from the agency network totaled $78.9 million in 1999, an increase of $26.8 million, or 51.3%, compared to $52.2 million earned in 1998 and $40.1 million in 1997. During 1999, BB&T continued to acquire quality insurance agencies in current markets. These acquisitions, accounted for as purchases, resulted in an increase of $21.0 million in agency insurance commissions during 1999. In addition to acquisition activity, commissions have increased through the expansion of the product line to include group health coverage, title insurance and surety bonds, as well as internal growth in the existing agency network and products.

  Revenue from corporate and personal trust services totaled $55.4 million in 1999, $42.6 million in 1998 and $36.8 million in 1997. The 1999 revenue reflects an increase of $12.8 million, or 30.1% over 1998, which was $5.8 million, or 15.6%, more than 1997. Managed assets totaled $10.3 billion at the end of 1999 compared to $9.6 billion at December 31, 1998. The revenue increases in 1999 and 1998 are primarily the result of internal growth, driven by increased general trust services income and higher revenues from estate management and higher mutual fund fees. In addition, the purchase of W.E. Stanley in June 1998, resulted in $4.8 million of the increase in 1998 revenues compared to 1997. BB&T manages its own family of mutual funds, which are marketed through its broker / dealer subsidiaries.

  Investment banking and brokerage fees and commissions totaled $127.3 million in 1999, $44.3 million in 1998 and $27.2 million in 1997. This income category increased $83.0 million, or 187.3%, in 1999 and $17.1 million, or 63.1%, in 1998. The large increase in 1999 revenue was primarily the result of the acquisition of Scott & Stringfellow Financial, Inc., on March 26, 1999. The Scott & Stringfellow acquisition was accounted for as a purchase; therefore, its operating results were only included in BB&T's accounts in periods following the acquisition. The increase in 1998 revenue compared to 1997 was the result of internal growth from BB&T Investment Services and, also, the full-year effect of revenues from Craigie, Incorporated, which was acquired on October 1, 1997, and accounted for as a purchase.

  Other nondeposit fees and commissions including bankcard fees and merchant discounts, totaled $102.0 million in 1999, an increase of $14.4 million, or 16.5%, compared with $87.6 million earned in 1998, which represented an increase of $17.9 million, or 25.8%, over the $69.6 million in 1997 revenue. Major sources of nondeposit fees and commissions generating the increase in 1999 revenue include merchant discount and other bankcard fees, which increased $7.1 million, or 23.3%, and ATM and Point Of Sale fees, which increased $3.5 million, or 15.8%. The increase in ATM and Point Of Sale fees was due primarily to a significant increase in the number of ATMs in service. At December 31, 1999, BB&T had 952 ATMs compared to 770 at the end of 1998. BB&T's international banking unit also enjoyed a strong year, with revenues up $1.2 million, or 23.7%, compared to 1998. The increase in this category of revenue in 1998 compared to 1997 was primarily the result of higher bankcard fees and merchant discount and increased ATM and Point of Sale fees.

  The ability to generate significant amounts of noninterest revenues in the future will be very important to the ultimate success of BB&T. Through its subsidiaries, BB&T will continue to focus on mortgage banking, trust, insurance, investment and brokerage services, as well as other fee-producing products and services. BB&T plans to continue to pursue acquisitions of additional insurance agencies and explore strategic acquisitions of other nonbank entities as a means of continuing to expand fee-based revenues. Also, among BB&T's principal strategies following the acquisition of a financial institution is the cross-sell of noninterest-income generating products and services to the acquired institution's client base. BB&T will continue to focus on this strategy in the future.

  The following table provides additional information on BB&T's noninterest income:

                                    Table 15
                               Noninterest Income

                                                                 % Change
                                                               -------------
                                    Years Ended December 31,    1999   1998
                                   ---------------------------   v.     v.
                                     1999      1998     1997    1998   1997
                                   --------  -------- -------- ------  -----
                                     (Dollars in thousands)
Service charges on deposits        $206,649  $185,571 $165,489   11.4%  12.1%
Mortgage banking income             130,084    92,387   61,415   40.8   50.4
Trust income                         55,416    42,603   36,849   30.1   15.6
Agency insurance commissions         78,945    52,186   40,149   51.3   30.0
Other insurance commissions          11,806    11,284   14,069    4.6  (19.8)
Securities (losses) gains, net       (5,131)    8,822    4,833 (158.2)  82.5
Bankcard fees and merchant
 discounts                           37,707    30,579   24,104   23.3   26.9
Investment banking and brokerage
 fees and commissions               127,336    44,326   27,180  187.3   63.1
Other bank service fees and
 commissions                         58,175    52,433   41,839   11.0   25.3
International income                  6,120     4,563    3,685   34.1   23.8
Amortization of negative goodwill     6,243     6,243    6,180    --     1.0
Other noninterest income             48,006    48,673   77,299   (1.4) (37.0)
                                   --------  -------- -------- ------  -----
  Total noninterest income         $761,356  $579,670 $503,091   31.3%  15.2%
                                   ========  ======== ======== ======  =====

Noninterest Expense

  Noninterest expense totaled $1.3 billion in 1999 and $1.1 billion in both 1998 and 1997, respectively. Certain material, nonrecurring items stemming from mergers and acquisitions were recorded as noninterest expenses during 1999, 1998 and 1997. In 1999, $59.3 million in pretax merger-related charges were recorded as charges to noninterest expenses, while 1998 included $19.9 million in these types of costs and $136.0 million in nonrecurring charges were recognized in 1997. Excluding the impact of these nonrecurring charges from all years, noninterest expense increased $198.3 million, or 18.2%, from 1998 to 1999 and $132.3 million, or 13.8%, from 1997 to 1998. These growth rates include the effects of acquisitions accounted for as purchases, including Scott & Stringfellow, Matewan and the insurance agencies, during both 1999 and 1998. Excluding the growth in expenses from these purchase transactions, BB&T's noninterest expense would have increased 5.4% from 1998 to 1999, and would have decreased 3.3% from 1997 to 1998, reflecting efficiencies from mergers and effective expense control.

  The control of noninterest expenses is a management priority. The primary measure of the effectiveness of noninterest expense control is the efficiency ratio, which is calculated by dividing total noninterest expenses by tax equivalent net interest income plus noninterest income. The efficiency ratio measures the percentage of revenues that are absorbed by costs of production. For 1999, BB&T's efficiency ratio, excluding nonrecurring items, was 52.7%. Comparable ratios for 1998 and 1997 were 52.6% and 52.1%, respectively. The relatively flat trend in efficiency ratios during recent years is a positive reflection on expense control because, during this time period, BB&T has substantially increased its noninterest revenue-producing lines of business, which typically have substantially higher efficiency ratios than traditional banking operations. Additionally, acquisitions of traditional financial institutions generally cause the efficiency ratio to increase until merger synergies are realized, which typically does not fully occur in the first year of the combination.

  Total personnel expense, the largest component of noninterest expense, totaled $684.9 million in 1999, $562.9 million in 1998 and $534.7 million in 1997. Total personnel expense includes salaries and wages, as well as pension and other employee benefits costs. Personnel expenses for 1999, 1998 and 1997 include nonrecurring merger-related costs in the form of severance pay, contract termination payments, costs of funding early retirement packages and other related benefits. Total personnel expense, excluding nonrecurring charges, increased $119.1 million, or 21.5% in 1999. A significant portion of this increase is the result of acquisitions accounted for as purchases in both 1999 and 1998. Excluding the effect of these transactions, personnel expense increased $29.2 million, or 5.3%, which reflects normal annual adjustments to compensation and increased incentive-related compensation.

  Net occupancy and equipment expense totaled $206.2 million in 1999, $173.3 million in 1998 and $179.5 million in 1997. These amounts include nonrecurring charges of $6.0 million in 1999, $1.1 million in 1998 and $24.5 million in 1997 related to branch closings and consolidations of backroom operations and information systems associated with mergers. Excluding nonrecurring charges, net occupancy and equipment expense for 1999 increased $28.1 million, or 16.3% compared to 1998, which was an increase of $17.1 million, or 11.0% over 1997. Excluding the impact of purchase accounting transactions, net occupancy and equipment expense in 1999 increased $15.3 million, or 8.8%, compared to 1998. Increased expenses associated with telecommunications and information technology initiatives were primarily responsible for the remainder of the increases in this cost category incurred during the past two years.

  Amortization expense associated with intangible assets, primarily goodwill, and the amortization of mortgage servicing rights, totaled $73.5 million in 1999, $54.7 million in 1998 and $27.2 million in 1997. The significant current year increase reflects substantially higher levels of goodwill resulting from purchase accounting transactions completed during 1999 and 1998. At December 31, 1999, BB&T's unamortized goodwill totaled $597.1 million, up $184.7 million, or 44.8%, compared to 1998. This increase resulted from the 1999 purchases of Scott & Stringfellow Financial, Inc., Matewan BancShares, Inc and twelve insurance agencies. Mortgage servicing rights also increased during 1999, up a substantial $70.4 million, or 61.1%. The increase during 1998 compared to 1997 resulted from higher goodwill, which resulted from the purchases of Maryland Federal, W.E. Stanley and Dealers' Credit, as well as a 52.7% increase in mortgage servicing rights.

  Other noninterest expense totaled $382.3 million for 1999, $318.4 million in 1998 and $351.7 million in 1997. These amounts include nonrecurring charges principally related to mergers and acquisitions totaling $41.3 million in 1999, $9.6 million in 1998 and $72.5 million in 1997. The nonrecurring items include losses on disposals of fixed assets, operational charge-offs, branch and departmental supplies, donations, legal fees, accounting fees, printing costs, regulatory filing fees and other professional services. Excluding these costs, other noninterest expense increased $33.1 million, or 10.7% from 1998 to 1999. The increases for both 1999 and 1998 were driven by higher advertising and marketing expenses, increases in professional fees, growth in expenses resulting from purchase accounting transactions and costs associated with upgrading BB&T's systems to make them Year 2000 compliant.

  The following table presents a breakdown of BB&T's noninterest expenses for the past three years:

                                    Table 16
                              Noninterest Expense

                                                                   % Change
                                                                ---------------
                                   Years Ended December 31,
                               -------------------------------- 1999 v. 1998 v.
                                  1999       1998       1997     1998    1997
                               ---------- ---------- ---------- ------- -------
                                    (Dollars in thousands)
Salaries and wages             $  563,767 $  461,908 $  424,181   22.1%    8.9%
Pension and other employee
 benefits                         121,123    100,953    110,506   20.0    (8.6)
Net occupancy expense on bank
 premises                          85,941     69,238     87,163   24.1   (20.6)
Furniture and equipment
 expense                          120,256    104,045     92,316   15.6    12.7
Federal deposit insurance
 premiums                           9,070      5,329      6,237   70.2   (14.6)
Foreclosed property expense         3,864      2,264      3,518   70.7   (35.6)
Amortization of intangibles
 and mortgage servicing
 rights                            73,468     54,673     27,245   34.4   100.7
Software                           16,487     11,560     15,494   42.6   (25.4)
Telephone                          27,273     23,324     20,745   16.9    12.4
Donations                           7,918      6,581      7,206   20.3    (8.7)
Advertising and public
 relations                         22,648     28,992     29,477  (21.9)   (1.6)
Travel and transportation          14,645     11,054      9,425   32.5    17.3
Professional services              59,411     53,052     52,298   12.0     1.4
Supplies                           19,534     18,593     17,732    5.1     4.9
Loan and lease expense             31,063     26,565     42,805   16.9   (37.9)
Deposit related expense            15,635     15,220     16,936    2.7   (10.1)
Other noninterest expenses        154,801    115,816    129,784   33.7   (10.8)
                               ---------- ---------- ----------  -----   -----
  Total noninterest expense    $1,346,904 $1,109,167 $1,093,068   21.4%    1.5%
                               ========== ========== ==========  =====   =====

Provision for Income Taxes

  BB&T's provision for income taxes totaled $291.2 million for 1999, an increase of $39.1 million, or 15.5%, compared to 1998. The provision for income taxes totaled $252.1 million in 1998 and $211.3 million in 1997. Excluding the income tax effect related to the nonrecurring items discussed previously, BB&T's tax provision would have been $314.0 million in 1999, $259.0 million in 1998 and $239.8 million in 1997. Excluding the effect of the nonrecurring items on pretax income and the income tax provision, BB&T's effective tax rates for the years ended December 31, 1999, 1998 and 1997 were 32.3%, 31.6% and 33.5%, respectively.

Year 2000 Project

  Based on the results of extensive testing following January 1, 2000, BB&T was very successful in its three-year effort to prepare its systems for the Year 2000 date change. BB&T has undergone several system-wide tests following year end, and management has noted no significant problems for any of BB&T's systems, including the branch network, nonbank subsidiaries, and back room operations. All of BB&T's systems, including the ATM network, were operating normally through the date change.

  BB&T began planning its Year 2000 strategy in 1996. Management determined that it would be required to modify or replace significant portions of BB&T's information technology platform and other systems in order for them to be Year 2000 ready.

  BB&T's Year 2000 strategy was divided into five major phases: inventory, assessment, remediation, testing and clean management ("Year 2000 Project"). During the inventory and assessment phases, BB&T identified all specific systems that required modification or replacement and assessed the steps necessary to remediate the Year 2000 Issue. In the remediation phase, the systems requiring remediation were replaced, modified or retired, as appropriate. The testing phase included internal and external testing with third parties to ensure that the remediated systems would accurately process dates and date data before, on and after January 1, 2000. Finally, the clean management phase included placing the remediated systems back into production and the implementation of processes and procedures to monitor continued Year 2000 readiness and to protect remediated systems from alterations that might affect Year 2000 readiness. As BB&T completed testing for its systems during 1999, the clean management phase was implemented. Clean management will be an ongoing process that will continue into the Year 2000.

 Current Status of Year 2000 Project

  BB&T has completed all phases of the Year 2000 Project, including substantial post date change testing. BB&T continues to be in contact with third parties (as described below) to ensure that none have identified any Year 2000-related problems. The clean management phase will continue as a general policy of BB&T's operations division.

 Third Party Assessments

  BB&T works with numerous third parties in the ordinary course of business, including clients, providers of systems-related products and services; external agents, which include government agencies and other agents requiring systems interfaces; infrastructure-related third parties, including utilities and telecommunications providers, landlords and miscellaneous suppliers; and capital markets partners, which includes any third parties requiring financial settlement. BB&T has been conducting numerous tests with these third parties before and after the January 1, 2000 date change, and no significant problems have been noted. The Year 2000 Program Office will continue discussions with these third parties throughout 2000 to ensure that no systems-related problems arise.

 Costs

  BB&T's total incremental cost for the Year 2000 project was $29.4 million. Management does not expect any additional material expenses as the project nears completion. These expenses were funded through operating cash flows. These costs were incurred to remediate existing systems and replace systems and equipment where this approach was more cost-effective. During the process, BB&T acquired and implemented 7,500 new PCs, upgraded existing computer code and made other systems enhancements, which will benefit the company in the future.

Market Risk Management

  The effective management of market risk is essential to achieving BB&T's strategic objectives. As a financial institution, BB&T's most significant market risk exposure is interest rate risk. The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on net interest income. This is accomplished through active management of asset and liability portfolios with a focus on the strategic pricing of asset and liability accounts and management of appropriate maturity mixes of assets and liabilities. The goal of these activities is the development of appropriate maturity and repricing opportunities in BB&T's portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. BB&T's Asset / Liability Management Committee ("ALCO") monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed for proper fixed-rate and variable-rate mixes under various interest rate scenarios.

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

  A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivatives contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T's off-balance sheet credit risk exposure at December 31, 1999 was immaterial.

  Derivatives contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risks. On December 31, 1999, BB&T had interest rate swaps, caps and floors outstanding with notional amounts totaling $1.3 billion. The estimated fair value of open contracts used for risk management purposes at December 31, 1999 had net unrealized losses of $.3 million.

  BB&T uses these derivatives as synthetic instruments to hedge specified assets or groups of assets, liabilities or groups of liabilities, forward commitments and anticipated transactions. BB&T's derivatives are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and floating rate notes. These hedges resulted in an increase in net interest expense of $2.9 million in 1999, compared with an increase in net interest income of $.9 million in 1998 and $1.1 million in 1997.

  BB&T utilizes written covered over-the-counter call options on specific securities in the available-for-sale securities portfolio in order to enhance returns. BB&T also utilizes over-the-counter purchased put options and written call options in its mortgage banking activities. Purchased put options are used to hedge fixed rate mortgage loan originations against increasing interest rates. Written call options are used to reduce the premiums paid for purchased put options thereby reducing the cost of the hedge.

  SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments" requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. See Note Q. "Derivatives and Off-Balance Sheet Financial Instruments" for the required quantitative disclosures.

  BB&T's interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions at December 31, 1999, and is not necessarily indicative of positions on other dates. The carrying amounts of interest-rate-sensitive assets and liabilities and the notional amounts of swaps and other derivative financial instruments are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual maturity payment dates.

                                    Table 17
                    Interest Sensitivity Simulation Analysis

                                                                                   Annualized
             Interest                                                             Hypothetical
               Rate                                                                Percentage
             Scenario                                                              Change in
             --------                    Prime                                    Net Interest
              Linear                     Rate                                        Income
              ------                     -----                                    ------------
               3.00%                     11.50%                                      -1.73%
               1.50                      10.00                                       -1.21
             No change                    8.50                                         .25
              (1.50)                      7.00                                        -.23
              (3.00)                      5.50                                        -.46

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

  Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T's interest sensitivity by means of a computer model that incorporates current volumes and rates, scheduled maturities and payments, projected prepayments, repricing opportunities and anticipated growth. The model projects earnings based on current and projected portfolio balances and rates. This level of detail is needed to correctly simulate the effect that changes in interest rates and portfolio balances will have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap.

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

  The following table represents the interest sensitivity position of BB&T as of December 31, 1999. Key assumptions in the preparation of the table include prepayment speeds on mortgage-related assets; cash flows and maturities of derivative financial instruments; changes in market condition, loan volumes and pricing; deposit sensitivity; customer preferences; and capital plans. This tabular data does not reflect the impact of a change in the credit quality of BB&T's assets and liabilities. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances, maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

                                    Table 18
                     Interest Rate Sensitivity Gap Analysis
                               December 31, 1999

                                     Expected Repricing or Maturity Date
                          -------------------------------------------------------------
                            Within       One to      Three to   After Five
                           One Year    Three Years  Five Years    Years        Total
                          -----------  -----------  ----------  ----------  -----------
                                           (Dollars in thousands)
Assets
  Securities and other
   interest-earning
   assets*                $ 2,824,247  $ 2,698,973  $3,779,457  $1,882,458  $11,185,135
  Federal funds sold and
   securities purchased
   under resale
   agreements or similar
   arrangements               225,786          --          --          --       225,786
  Loans and leases**       16,271,742    4,426,334   4,788,383   3,710,996   29,197,455
                          -----------  -----------  ----------  ----------  -----------
Total interest-earning
 assets                    19,321,775    7,125,307   8,567,840   5,593,454   40,608,376
                          -----------  -----------  ----------  ----------  -----------
Liabilities
  Savings and interest
   checking***                    --     1,051,835     350,612     350,612    1,753,059
  Money rate savings***     4,096,844    4,096,844         --          --     8,193,688
  Other time deposits      10,332,132    2,216,969     258,625      59,188   12,866,914
  Foreign deposits            529,401          --          --          --       529,401
  Federal funds
   purchased and
   securities sold under
   repurchase agreements
   or similar
   arrangements             2,161,563          --          --          --     2,161,563
  Long-term debt and
   other borrowings         6,304,934      433,732     142,876   3,323,919   10,205,461
                          -----------  -----------  ----------  ----------  -----------
Total interest-bearing
 liabilities               23,424,874    7,799,380     752,113   3,733,719  $35,710,086
                          -----------  -----------  ----------  ----------  ===========
Asset-liability gap        (4,103,099)    (674,073)  7,815,727   1,859,735
                          -----------  -----------  ----------  ----------
Derivatives affecting
 interest rate
 sensitivity:
  Pay fixed interest
   rate swaps                 476,146       (4,361)   (441,036)    (30,749)
  Receive fixed interest
   rate swaps                (560,000)         --      270,000     290,000
  Caps, floors and
   collars                    (47,250)         --       47,250         --
                          -----------  -----------  ----------  ----------
                             (131,104)      (4,361)   (123,786)    259,251
                          -----------  -----------  ----------  ----------
Interest rate
 sensitivity gap          $(4,234,203) $  (678,434) $7,691,941  $2,118,986
                          ===========  ===========  ==========  ==========
Cumulative interest rate
 sensitivity gap          $(4,234,203) $(4,912,637) $2,779,304  $4,898,290
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

  Liquidity represents the continuing ability to meet its funding needs, primarily deposit withdrawals, timely repayment of borrowings and other liabilities and funding of loan commitments. In addition to its level of liquid assets, many other factors affect the ability to meet liquidity needs, including access to a variety of funding sources, capital position and general market conditions.

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

Capital Adequacy and Resources

  The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T's principal goals related to capital are to provide an adequate return to shareholders while retaining a sufficient base from which to support future growth and to comply with all regulatory standards.

  Shareholders' equity totaled $3.2 billion at December 31, 1999, an increase of .9% from year-end 1998. Factors which significantly affected growth in shareholders' equity during 1999 were: earnings retained after dividends to shareholders, which totaled $354.2 million; the market value of common shares issued in connection with acquisitions accounted for as purchases, which amounted to $290.1 million; exercises of stock options and other incentive plan transactions totaling $58.0 million; the repurchase of 8.5 million shares of common stock at a cost of $326.1 million that were reissued in connection with mergers and acquisitions; and unrealized losses incurred during 1999 on securities available for sale, which totaled $340.8 million, net of deferred income tax benefits.

  Bank holding companies and their subsidiaries are subject to risk-based measures of capital adequacy. The risk-based capital ratios measure capital as a percentage of a combination of balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by Federal bank regulatory pronouncements.

  Tier 1 capital (common shareholders' equity, excluding unrealized gains (losses) on debt securities available for sale, net of tax effect, less nonqualifying intangible assets) is required to be at least 4% of risk-weighted assets, and total capital (the sum of Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets. The Tier 1 capital ratio for BB&T at the end of 1999 was 9.3%, and the total capital ratio was 13.0%. At the end of 1998, those ratios were 10.5% and 14.9%, respectively.

  In addition to the risk-based capital measures described above, regulators have also established minimum leverage capital requirements for banking organizations. This is the primary measure of capital adequacy used by management and is calculated by dividing period-end Tier 1 capital by average tangible assets for the most recent quarter. BB&T's Tier 1 leverage ratio at year-end 1999 was 6.6%, compared to 7.1% at the end of 1998. The minimum required Tier 1 leverage ratio ranges from 3% to 5% depending upon Federal bank regulatory agency evaluation of an organization's overall safety and soundness. BB&T's regulatory capital and ratios are set forth in the following table.

                                    Table 19
                         Capital--Components and Ratios

                                           December 31,
                                      ------------------------
                                         1999         1998
                                      -----------  -----------
                                      (Dollars in thousands)
          Tier 1 capital              $ 2,845,786  $ 2,747,687
          Tier 2 capital                1,140,185    1,159,405
                                      -----------  -----------
          Total regulatory capital    $ 3,985,971  $ 3,907,092
                                      ===========  ===========
          Risk-based capital ratios:
            Tier 1 capital                    9.3%        10.5%
            Total regulatory capital         13.0         14.9
          Tier 1 leverage ratio               6.6          7.1

Segment Results

  BB&T's operations are divided into six reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Agency Insurance, Investment Banking and Brokerage and Treasury. These operating segments have been identified based primarily on BB&T's existing organizational structure. See Note S. "Operating Segments", in the "Notes to Consolidated Financial Statements" herein for a full discussion of the segments, the internal accounting and reporting practices utilized by BB&T to manage these segments and financial disclosures by segment. Fluctuations in noninterest income related to external customers and noninterest expense are more fully discussed in the "Noninterest Income" and "Noninterest Expense" sections of this discussion and analysis.

 Banking Network

  The banking network grew internally during 1999 as well as through four mergers, three of which were accounted for as poolings of interests. 1998 balances have been restated to reflect the impact of these transactions. The total banking network is composed of 655 banking offices, down from 657 banking offices at December 31, 1998. This decrease reflects management's efforts to operate the branch network as efficiently as possible, by combining or closing redundant branches acquired through mergers. Net interest income for the banking network totaled $1.2 billion, an increase of $109.1 million, or 9.6%, from 1998. This increase is composed of an 8.1% increase in net interest income from external customers and a 14.0% increase in the net credit generated by the internal funds transfer pricing system. This increase reflects adjustments in the rates credited and charged for deposits and loans and a shift in the mix of deposits into products with higher funds credit rates. The provision for loan and lease losses increased $3.8 million, or 3.7%, to $108.0 million. Noninterest income produced from external customers through the banking network increased $26.0 million, or 8.7% during 1999, while noninterest income allocated from other segments decreased $27.1 million, or 18.0%. Noninterest expenses incurred within the banking network increased $63.7 million, or 11.3%, while noninterest expenses allocated from the other operating segments increased $51.6 million, or 24.6%. The provision for income taxes allocated to the banking network decreased $36.0 million, or 13.6%, because of lower pretax income, principally for the institutions acquired during 1999. Total identifiable assets for the banking network increased 9.1% to a total of $23.9 billion.

 Mortgage Banking

  BB&T's mortgage banking segment experienced excellent results in 1999 because of favorable mortgage rates early in the year and a strong economy. Mortgage originations slowed during the second half of 1999, however, as rising interest rates began to negatively affect mortgage loan volumes. BB&T's mortgage banking segment remains the largest originator of mortgage loans in the Carolinas, with 1999 originations totaling $4.6 billion, down from a record $5.6 billion in 1998. BB&T's mortgage servicing portfolio totaled $17.0 billion at year-end 1999.

  Net interest income for the mortgage banking segment totaled $115.4 million, a decrease of $24.3 million, or 17.4%, from 1998. This decrease is composed of a 3.2% increase in net interest income from external customers and a 13.8% increase in the net charge for funds as calculated by BB&T's internal funds transfer pricing system. This increase reflects higher funds transfer rates for adjustable-rate loans, which increased as interest rates increased during 1999. The provision for loan and lease losses decreased $1.1 million, or 28.9%, to $2.7 million. Noninterest income produced from external customers increased $37.0 million, or 48.4% during 1999. Noninterest expenses incurred within the mortgage banking segment increased $3.1 million, or 5.5%, while noninterest expenses allocated from the other operating segments increased $2.7 million, or 16.7%. The provision for income taxes allocated to the mortgage banking segment decreased $7.3 million, or 13.8%. Total identifiable assets for the mortgage banking segment decreased 10.8% to a total of $5.6 billion because of the significant reduction in mortgage loan originations and a resulting decrease in loans held for sale of $886.4 million.

 Trust Services

  Net interest income for the trust services segment totaled $8.5 million, an increase of $4.3 million, or 99.6%, compared to 1998. This increase is due to an 11.1% increase in the net credit for funds as calculated by BB&T's internal funds transfer pricing system. This increase is due to a 10.1% increase in total deposits held in trust and a shift in deposit mix to categories that receive a higher funds credit. Noninterest income produced from external customers increased $13.7 million, or 31.3% during 1999. Noninterest expenses incurred within the trust services segment increased $9.4 million, or 32.6%, while noninterest expenses allocated from the other operating segments increased $.6 million, or 30.0%. These increases in noninterest income and noninterest expenses were due, to a large extent, to the purchase of W.E. Stanley & Company in mid-1998. The provision for income taxes allocated to trust services increased $1.5 million, or 23.1%. Total identifiable assets for trust services increased 88.6% to a total of $31.5 million.

 Agency Insurance

  Noninterest income produced from external customers increased $27.9 million, or 55.5% during 1999, due to the acquisitions of twelve insurance agencies during the year and the purchase of a book of business of a thirteenth agency, as well as internal growth. Noninterest expenses incurred within the agency insurance segment increased $20.3 million, or 51.4%, while noninterest expenses allocated from the other operating segments increased $.3 million, or 13.8%. The increase in expenses incurred within the segment results from the purchased agencies discussed above. The provision for income taxes allocated to agency insurance increased $2.9 million consistent with the growth in pretax income. Total identifiable assets for agency insurance increased 58.6% to a total of $63.9 million, primarily due to the acquired insurance agencies.

 Investment Banking and Brokerage

  Net interest income for the investment banking and brokerage segment totaled $7.6 million, an increase of $6.4 million compared to 1998. This substantial increase reflects the March 26, 1999 purchase of Scott & Stringfellow Financial, Inc., an investment banking firm and full-service brokerage headquartered in Richmond, Virginia. Noninterest income produced from external customers increased $83.9 million, or 172.7% during 1999, also principally because of the acquisition of Scott & Stringfellow. Noninterest expenses incurred within the investment banking and brokerage segment increased $87.4 million, also primarily due to the Scott & Stringfellow purchase, while noninterest expenses allocated from the other operating segments increased $.8 million, or 89.0%. The provision for income taxes allocated to investment banking and brokerage increased $2.0 million, consistent with the increase in pretax income. Total identifiable assets for the investment banking and brokerage segment increased 193.0% to a total of $699.1 million principally due to the acquisition of Scott & Stringfellow.

 Treasury

  Net interest income for the treasury segment totaled $140.3 million, an increase of $13.7 million, or 10.8%, compared to 1998. This increase is comprised of a 28.2% increase in net interest income from external customers, offset by a $22.0 million increase in the net charge for funds as calculated by BB&T's internal funds transfer pricing system. This increase is principally due to changes in the mix of securities held by the treasury segment. Noninterest income produced from external customers decreased $10.6 million, or 91.1% during 1999. Noninterest expenses incurred within the treasury segment increased $.5 million, or 10.6%, while noninterest expenses allocated from the other operating segments increased $2.9 million, or 53.4%. The provision for income taxes allocated to the treasury segment decreased $14.0 million, or 30.2%, due to higher levels of tax-advantaged investments during 1999. Total identifiable assets for the treasury segment increased 22.2% to a total of $11.5 billion.

Common Stock and Dividends

  BB&T's ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. BB&T's ability to generate liquid assets for distribution is primarily dependent on the ability of the banking subsidiaries to pay dividends to BB&T. BB&T's payment of cash dividends is an integral part of management's goals to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to shareholders. BB&T's common dividend payout ratio, computed by dividing dividends paid per common share by basic earnings per common share, was 40.32% in 1999. Excluding the impact of the nonrecurring charges discussed in "Analysis of Results of Operations," the dividend payout ratio would have been 37.5%. BB&T's cash dividends per common share increased 13.6% during 1999 to $.75 per common share for the year. This increase marked the 27th consecutive year that BB&T's annual cash dividend has been increased. A discussion of dividend restrictions is included in Note N.--"Regulatory Requirements and Other Restrictions."

  BB&T's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BBT". BB&T's common stock was held by 68,703 shareholders of record at December 31, 1999. The accompanying table, "Quarterly Common Stock Summary," sets forth the quarterly high, low and last sales prices for the common stock based on the daily closing price and the dividends paid per share of common stock for each of the last eight quarters.

                                    Table 20
                         Quarterly Common Stock Summary

                             1999                           1998
                ------------------------------ ------------------------------
                    Sales Prices                   Sales Prices
                -------------------- Dividends -------------------- Dividends
                 High   Low    Last    Paid     High   Low    Last    Paid
                ------ ------ ------ --------- ------ ------ ------ ---------
Quarter Ended:
 March 31       $40.44 $34.94 $36.19   $.175   $33.84 $29.03 $33.84   $.155
 June 30         40.25  33.81  36.69    .175    34.06  32.03  33.81    .155
 September 30    36.63  30.50  32.38     .20    36.03  28.00  29.94    .175
 December 31     36.94  27.31  27.38     .20    40.63  27.31  40.31    .175
                                       -----                          -----
 Year            40.44  27.31  27.38     .75    40.63  27.31  40.31     .66
                                       =====                          =====

Fourth Quarter Results

  Net income for the fourth quarter of 1999 was $158.8 million, compared to earnings of $139.6 million for the comparable period of 1998. On a per share basis, diluted net income was $.47 for the quarter compared to $.42 a year ago. Annualized returns on average assets and average shareholders' equity were 1.45% and 19.41%, respectively, for the fourth quarter of 1999. The fourth quarter of 1999 included $16.1 million, after tax benefits, of nonrecurring charges primarily associated with the completion of mergers and acquisitions. If these items are excluded, net income for the fourth quarter of 1999 would have been $174.9 million, an increase of $28.3 million, or 19.3%, compared to recurring results for the fourth quarter of 1998. Diluted earnings per share, excluding the merger-related charges, would have been $.52, an increase of 18.2% compared to recurring diluted earnings per share in the fourth quarter of 1998.

  Net interest income on an FTE basis amounted to $435.0 million for the fourth quarter of 1999, an increase of 11.7% compared to $389.4 million for the same period of 1998. Noninterest income totaled $198.3 million for the fourth quarter of 1999, up 30.6% from $151.8 million earned during the fourth quarter of 1998. BB&T's noninterest expense totaled $347.6 million, up 18.5% from the $293.3 million recorded in the fourth quarter of the prior year. Excluding the merger-related charges from both years, noninterest expense for the fourth quarter of 1999 would have increased 15.2% from the fourth quarter of 1998.

  The fourth quarter 1999 provision for loan and lease losses totaled $27.1 million for the fourth quarter of 1999 compared to $25.6 million for the fourth quarter of 1998, an increase of 5.7%.

  The accompanying table, "Quarterly Financial Summary--Unaudited," presents condensed information relating to eight quarters in the period ended December 31, 1999.

                                   Table 21
                    Quarterly Financial Summary--Unaudited

                                              1999                                               1998
                         -------------------------------------------------- -----------------------------------------------
                           Fourth        Third       Second        First      Fourth       Third      Second       First
                           Quarter      Quarter      Quarter      Quarter     Quarter     Quarter     Quarter     Quarter
                         -----------  -----------  -----------  ----------- ----------- ----------- ----------- -----------
                                                  (Dollars in thousands, except per share data)
Consolidated Summary of
Operations:
  Net interest income
  FTE                    $   434,963  $   426,564  $   414,943  $   391,946 $   389,423 $   376,251 $   369,692 $   360,589
  FTE adjustment              22,154       23,104       22,322       19,121      18,946      17,276      16,773      16,307
  Provision for loan and
  lease losses                27,091       21,145       22,789       21,072      25,632      22,716      27,889      25,605
  Securities gains
  (losses), net                 (826)      (1,575)      (2,897)         167       2,120       2,537       1,348       2,817
  Other noninterest
  income                     199,118      195,986      198,527      172,856     149,667     148,137     141,973     131,071
  Noninterest expense        347,593      361,300      330,303      307,708     293,308     284,635     267,291     263,933
  Provision for income
  taxes                       77,665       69,182       74,837       69,539      63,713      64,110      64,040      60,240
                         -----------  -----------  -----------  ----------- ----------- ----------- ----------- -----------
  Net income             $   158,752  $   146,244  $   160,322  $   147,529 $   139,611 $   138,188 $   137,020 $   128,392
                         ===========  ===========  ===========  =========== =========== =========== =========== ===========
  Diluted net income per
  share                  $       .47  $       .44  $       .48  $       .44 $       .42 $       .42 $       .41 $       .39
                         ===========  ===========  ===========  =========== =========== =========== =========== ===========
Selected Average
Balances:
  Assets                 $43,403,097  $42,641,925  $41,702,966  $39,836,528 $39,215,677 $36,909,565 $36,913,104 $36,013,448
  Securities, at
  amortized cost          11,279,693   11,634,168   11,323,830   10,169,073  10,069,846   9,247,122   9,394,130   9,275,008
  Loans and leases *      28,912,360   27,902,034   27,321,501   26,755,188  26,165,119  25,068,155  24,905,173  24,099,650
  Total earning assets    40,481,016   39,914,306   38,906,583   37,120,961  36,455,615  34,534,554  34,575,582  33,678,267
  Deposits                27,466,801   27,254,994   26,782,661   26,432,327  25,889,172  24,552,080  24,595,254  24,092,389
  Short-term borrowed
  funds                    5,963,911    5,686,621    5,390,937    4,181,454   4,412,067   4,199,609   4,737,809   4,376,625
  Long-term debt           6,055,124    5,906,736    5,683,714    5,419,991   5,127,292   4,739,993   4,153,541   4,162,956
  Total interest-bearing
  liabilities             35,572,456   35,055,282   34,147,798   32,437,550  31,796,118  30,080,277  30,159,791  29,484,230
  Shareholders' equity     3,245,485    3,143,726    3,216,861    3,189,904   3,184,574   2,847,241   2,848,133   2,862,246

----
* Loans and leases are net of unearned income and include loans held for sale.

                 SIX-YEAR FINANCIAL SUMMARY AND SELECTED RATIOS
                 (Dollars in thousands, except per share data)

                                            As of/For the Years Ended December 31,
                            ----------------------------------------------------------------------------   Compound
                               1999         1998         1997         1996         1995         1994      Growth Rate
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------
 Summary of Operations
 Interest income            $ 3,115,780  $ 2,863,626  $ 2,600,177  $ 2,342,835  $ 2,217,961  $ 1,852,378     11.0%
 Interest expense             1,534,065    1,436,973    1,279,644    1,137,637    1,120,695      806,274     13.7
                            -----------  -----------  -----------  -----------  -----------  -----------     ----
 Net interest income          1,581,715    1,426,653    1,320,533    1,205,198    1,097,266    1,046,104      8.6
 Provision for loan and
 lease losses                    92,097      101,842      110,913       70,359       47,108       31,857     23.7
                            -----------  -----------  -----------  -----------  -----------  -----------     ----
 Net interest income
 after provision
  for loan and lease
  losses                      1,489,618    1,324,811    1,209,620    1,134,839    1,050,158    1,014,247      8.0
 Noninterest income             761,356      579,670      503,091      377,462      286,709      292,435     21.1
 Noninterest expense          1,346,904    1,109,167    1,093,068      941,583      922,221      837,970     10.0
                            -----------  -----------  -----------  -----------  -----------  -----------     ----
 Income before income
 taxes                          904,070      795,314      619,643      570,718      414,646      468,712     14.0
 Provision for income
 taxes                          291,223      252,103      211,252      186,941      136,653      159,509     12.8
                            -----------  -----------  -----------  -----------  -----------  -----------     ----
 Net income before
 extraordinary item*        $   612,847  $   543,211  $   408,391  $   383,777  $   277,993  $   309,203     14.7
                            ===========  ===========  ===========  ===========  ===========  ===========     ====
 Per Common Share
 Average shares
 outstanding (000's):
  Basic                         329,306      325,735      324,799      323,913      322,060      316,158      0.8
  Diluted                       335,298      332,336      330,565      331,039      335,602      329,984      0.3
 Basic earnings per share   $      1.86  $      1.67  $      1.25  $      1.17  $      0.85  $      0.98     13.7
                            ===========  ===========  ===========  ===========  ===========  ===========     ====
 Diluted earnings per
 share                      $      1.83  $      1.63  $      1.23  $      1.16  $      0.83  $      0.94     14.3
                            ===========  ===========  ===========  ===========  ===========  ===========     ====
 Cash dividends paid        $       .75  $       .66  $       .58  $       .50  $       .43  $       .37     15.2
 Shareholders' equity              9.66         9.64         8.62         7.93         7.48         6.65      7.8
 Average Balances
 Securities, at amortized
 cost                       $11,106,193  $ 9,498,020  $ 8,622,090  $ 7,886,144  $ 7,683,291  $ 7,251,139      8.9
 Loans and leases**          27,729,172   25,065,207   22,438,508   20,223,203   18,900,682   16,980,793     10.3
 Other assets                 3,072,579    2,707,527    2,128,271    1,979,823    1,895,776    1,924,205      9.8
                            -----------  -----------  -----------  -----------  -----------  -----------     ----
  Total assets              $41,907,944  $37,270,754  $33,188,869  $30,089,170  $28,479,749  $26,156,137      9.9
                            ===========  ===========  ===========  ===========  ===========  ===========     ====
 Deposits                   $26,987,772  $24,786,513  $23,468,167  $22,383,475  $20,841,946  $20,183,593      6.0
 Other liabilities            5,952,661    4,998,934    3,857,493    3,026,237    3,934,678    2,954,670     15.0
 Long-term debt               5,768,516    4,549,118    3,201,818    2,196,747    1,369,453      957,829     43.2
 Common shareholders'
 equity                       3,198,995    2,936,189    2,657,619    2,459,988    2,253,763    1,978,338     10.1
 Preferred shareholders'
 equity                             --           --         3,772       22,723       79,909       81,707       NM
                            -----------  -----------  -----------  -----------  -----------  -----------     ----
  Total liabilities and
  shareholders' equity      $41,907,944  $37,270,754  $33,188,869  $30,089,170  $28,479,749  $26,156,137      9.9
                            ===========  ===========  ===========  ===========  ===========  ===========     ====
 Period End Balances
 Total assets               $43,480,996  $39,470,135  $35,997,812  $31,659,938  $29,536,083  $27,482,489      9.6
 Deposits                    27,251,142   26,449,632   24,593,981   23,064,759   21,921,901   20,503,018      5.9
 Long-term debt               5,491,734    5,412,850    4,023,062    2,521,854    1,625,406    1,168,675     36.3
 Shareholders' equity         3,199,159    3,171,145    2,808,423    2,590,357    2,512,683    2,198,560      7.8
 Selected Ratios
 Rate of return on:
  Average total assets             1.46%        1.46%        1.23%        1.28%        0.98%        1.18%
  Average common
  shareholders' equity            19.16        18.50        15.36        15.56        12.07        15.32
 Dividend payout                  40.32        39.52        46.03        42.74        50.59        38.54
 Average equity to
 average assets                    7.63         7.88         8.02         8.25         8.19         7.88

----
* Net income for 1997 is presented before the impact of an extraordinary loss on extinguishment of debt, which totaled $2.8 million, net of income tax benefits of $1.5 million.
** Loans and leases are net of unearned income and include loans held for sale.
NM  Not meaningful.

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

John A. Allison              Scott E. Reed                Sherry A. Kellett
Chairman and                 Chief Financial Officer      Controller
Chief Executive Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BB&T Corporation:

  We have audited the accompanying consolidated balance sheets of BB&T Corporation (a North Carolina corporation), and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BB&T Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of operations and cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Charlotte, North Carolina,
January 24, 2000.

                       BB&T CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                 (Dollars in thousands, except per share data)

                                                         1999         1998
                                                      -----------  -----------
Assets
  Cash and due from banks                             $ 1,138,820  $ 1,100,381
  Interest-bearing deposits with banks                     71,214       19,749
  Federal funds sold and securities purchased under
   resale agreements or similar arrangements              225,786      122,460
  Trading securities at market value                       93,221       60,422
  Securities available for sale at market value        10,482,044    9,498,486
  Securities held to maturity at amortized cost
   (market value: $98,070 at December 31, 1999 and
   $368,655 at December 31, 1998)                          97,122      360,783
  Loans held for sale                                     285,025    1,171,415
  Loans and leases, net of unearned income             28,912,430   25,432,710
   Allowance for loan and lease losses                   (387,963)    (361,869)
                                                      -----------  -----------
  Loans and leases, net                                28,524,467   25,070,841
                                                      -----------  -----------
  Premises and equipment, net                             555,866      525,239
  Other assets                                          2,007,431    1,540,359
                                                      -----------  -----------
    Total assets                                      $43,480,996  $39,470,135
                                                      ===========  ===========
Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing deposits                        $ 3,908,080  $ 3,771,421
  Savings and interest checking                         1,753,059    2,082,879
  Money rate savings                                    8,193,688    7,337,066
  Other time deposits                                  12,866,914   12,619,590
  Foreign deposits                                        529,401      638,676
                                                      -----------  -----------
    Total deposits                                     27,251,142   26,449,632
  Short-term borrowed funds                             6,875,290    3,885,737
  Long-term debt                                        5,491,734    5,412,850
  Accounts payable and other liabilities                  663,671      550,771
                                                      -----------  -----------
    Total liabilities                                  40,281,837   36,298,990
                                                      -----------  -----------
Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares
   authorized, none issued or outstanding                     --           --
  Common stock, $5 par, 500,000,000 shares
   authorized; issued and outstanding, 331,170,260 at
   December 31, 1999 and 328,948,902 at December 31,
   1998                                                 1,655,851    1,644,745
  Additional paid-in capital                              189,440      189,032
  Retained earnings                                     1,640,970    1,272,776
  Loan to employee stock ownership plan and unvested
   restricted stock                                       (10,891)         (14)
  Accumulated other nonshareholder changes in equity,
   net of deferred income taxes of $(165,368) at
   December 31, 1999 and $40,492 at December 31, 1998    (276,211)      64,606
                                                      -----------  -----------
    Total shareholders' equity                          3,199,159    3,171,145
                                                      -----------  -----------
    Total liabilities and shareholders' equity        $43,480,996  $39,470,135
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 1999, 1998 and 1997

                                    1999             1998            1997
                               ---------------  --------------- ---------------
                                (Dollars in thousands, except per share data)
Interest Income
  Interest and fees on loans
   and leases                  $     2,429,750  $     2,245,961 $     2,036,733
  Interest and dividends on
   securities                          673,330          603,545         553,589
  Interest on short-term
   investments                          12,700           14,120           9,855
                               ---------------  --------------- ---------------
    Total interest income            3,115,780        2,863,626       2,600,177
                               ---------------  --------------- ---------------
Interest Expense
  Interest on deposits                 960,959          942,750         908,554
  Interest on short-term
   borrowed funds                      258,169          231,659         181,140
  Interest on long-term debt           314,937          262,564         189,950
                               ---------------  --------------- ---------------
    Total interest expense           1,534,065        1,436,973       1,279,644
                               ---------------  --------------- ---------------
Net Interest Income                  1,581,715        1,426,653       1,320,533
  Provision for loan and
   lease losses                         92,097          101,842         110,913
                               ---------------  --------------- ---------------
Net Interest Income After
 Provision for Loan and Lease
 Losses                              1,489,618        1,324,811       1,209,620
                               ---------------  --------------- ---------------
Noninterest Income
  Service charges on deposits          206,649          185,571         165,489
  Mortgage banking income              130,084           92,387          61,415
  Trust income                          55,416           42,603          36,849
  Investment banking and
   brokerage fees and
   commissions                         127,336           44,326          27,180
  Agency insurance
   commissions                          78,945           52,186          40,149
  Other insurance commissions           11,806           11,284          14,069
  Bankcard fees and merchant
   discounts                            37,707           30,579          24,104
  Other nondeposit fees and
   commissions                          64,295           56,996          45,524
  Securities (losses) gains,
   net                                  (5,131)           8,822           4,833
  Other income                          54,249           54,916          83,479
                               ---------------  --------------- ---------------
    Total noninterest income           761,356          579,670         503,091
                               ---------------  --------------- ---------------
Noninterest Expense
  Personnel expense                    684,890          562,861         534,687
  Occupancy and equipment
   expense                             206,197          173,283         179,479
  Federal deposit insurance
   expense                               9,070            5,329           6,237
  Amortization of intangibles
   and mortgage servicing
   rights                               73,468           54,673          27,245
  Advertising and public
   relations expense                    22,648           28,992          29,477
  Professional services                 59,411           53,052          52,298
  Other expense                        291,220          230,977         263,645
                               ---------------  --------------- ---------------
    Total noninterest expense        1,346,904        1,109,167       1,093,068
                               ---------------  --------------- ---------------
Earnings
  Income before income taxes           904,070          795,314         619,643
  Provision for income taxes           291,223          252,103         211,252
                               ---------------  --------------- ---------------
  Income before extraordinary
   item                                612,847          543,211         408,391
    Extraordinary loss on
     extinguishment of debt,
     net of income tax
     benefit of $1,514                     --               --            2,811
                               ---------------  --------------- ---------------
  Net income                           612,847          543,211         405,580
  Preferred dividend
   requirements                            --               --              113
                               ---------------  --------------- ---------------
    Income applicable to
     common shares             $       612,847  $       543,211 $       405,467
                               ===============  =============== ===============
Per Common Share
    Income before
     extraordinary item:
      Basic                    $          1.86  $          1.67 $          1.26
                               ===============  =============== ===============
      Diluted                  $          1.83  $          1.63 $          1.24
                               ===============  =============== ===============
    Extraordinary loss on
     extinguishment of debt:
      Basic                    $           --   $           --  $          0.01
                               ===============  =============== ===============
      Diluted                  $           --   $           --  $          0.01
                               ===============  =============== ===============
    Net income:
      Basic                    $          1.86  $          1.67 $          1.25
                               ===============  =============== ===============
      Diluted                  $          1.83  $          1.63 $          1.23
                               ===============  =============== ===============
    Cash dividends paid        $           .75  $           .66 $           .58
                               ===============  =============== ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997

                                                                                        Accumulated
                                                                                           Other
                            Shares of                         Additional   Retained    Nonshareholder     Total
                             Common     Preferred   Common     Paid-In     Earnings       Changes     Shareholders'
                              Stock       Stock     Stock      Capital    and Other*     in Equity       Equity
                           -----------  --------- ----------  ----------  -----------  -------------- -------------
                                                          (Dollars in thousands)
 Balance, December 31,
  1996, as previously
  reported                 157,119,544   $    --  $  785,599  $ 300,017   $ 1,385,233    $  14,163     $2,485,012
 Merger with First
  Liberty Financial
  Corp.                      5,716,335     7,564      28,582     16,725        52,632         (158)       105,345
                           -----------   -------  ----------  ---------   -----------    ---------     ----------
 Balance, December 31,
  1996, restated           162,835,879     7,564     814,181    316,742     1,437,865       14,005      2,590,357
                           -----------   -------  ----------  ---------   -----------    ---------     ----------
 Add (Deduct):
 Nonshareholder changes
  in equity:**
  Net income                       --        --          --         --        405,580          --         405,580
   Unrealized holding
    gains arising during
    the period                     --        --          --         --            --        44,539         44,539
   Less: reclassification
    adjustment, net of
    tax of $2,454                  --        --          --         --            --        (2,918)        (2,918)
                                                                          -----------    ---------     ----------
 Total nonshareholder
  changes in equity                --        --          --         --        405,580       41,621        447,201
                                                                          -----------    ---------     ----------
 Common stock issued         6,795,759       --       33,978    241,084         5,470          --         280,532
 Redemption of common
  stock                     (7,114,730)      --      (35,574)  (291,264)          --           --        (326,838)
 Preferred stock
  redemptions and
  conversions                  350,610    (7,564)      1,753      5,811           --           --             --
 Cash dividends declared
  on common stock                  --        --          --         --       (182,914)         --        (182,914)
 Other, net                        --        --          --      (2,786)        2,871          --              85
                           -----------   -------  ----------  ---------   -----------    ---------     ----------
 Balance, December 31,
  1997                     162,867,518       --      814,338    269,587     1,668,872       55,626      2,808,423
 Add (Deduct):
 Nonshareholder changes
  in equity:**
  Net income                       --        --          --         --        543,211          --         543,211
   Unrealized holding
    gains arising during
    the period                     --        --          --         --            --        14,040         14,040
   Less: reclassification
    adjustment, net of
    tax of $3,548                  --        --          --         --            --        (5,044)        (5,044)
                                                                          -----------    ---------     ----------
 Total nonshareholder
  changes in equity                --        --          --         --        543,211        8,996        552,207
                                                                          -----------    ---------     ----------
 Common stock issued        11,667,939       --       58,340    311,963        (1,045)         --         369,258
 Redemption of common
  stock                     (6,736,880)      --      (33,684)  (311,345)          --           --        (345,029)
 2-for-1 stock split
  effective August 3,
  1998                     161,183,057       --      805,915    (84,002)     (721,913)         --             --
 Reconciliation of
  fiscal year of First
  Citizens to calendar
  year                         (32,732)      --         (164)      (211)       (1,177)         (16)        (1,568)
 Cash dividends declared
  on common stock                  --        --          --         --       (213,608)         --        (213,608)
 Other, net                        --        --          --       3,040        (1,578)         --           1,462
                           -----------   -------  ----------  ---------   -----------    ---------     ----------
 Balance, December 31,
  1998                     328,948,902       --    1,644,745    189,032     1,272,762       64,606      3,171,145
 Add (Deduct):
 Nonshareholder changes
  in equity:**
  Net income                       --        --          --         --        612,847          --         612,847
   Unrealized holding
    losses arising during
    the period                     --        --          --         --            --      (343,233)      (343,233)
   Less: reclassification
    adjustment, net of
    tax benefit of $1,796          --        --          --         --            --         3,335          3,335
                                                                          -----------    ---------     ----------
 Total nonshareholder
  changes in equity                --        --          --         --        612,847     (339,898)       272,949
                                                                          -----------    ---------     ----------
 Common stock issued        10,752,814       --       53,764    283,738        10,570          --         348,072
 Redemption of common
  stock                     (8,535,544)      --      (42,678)  (283,330)          --           --        (326,008)
 Reconciliation of
  fiscal year of First
  Liberty to calendar
  year                           4,088       --           20        --          3,460         (919)         2,561
 Cash dividends declared
  on common stock                  --        --          --         --       (258,683)         --        (258,683)
 Other, net                        --        --          --         --        (10,877)         --         (10,877)
                           -----------   -------  ----------  ---------   -----------    ---------     ----------
 Balance, December 31,
  1999                     331,170,260   $   --   $1,655,851  $ 189,440   $ 1,630,079    $(276,211)    $3,199,159
                           ===========   =======  ==========  =========   ===========    =========     ==========

--------
* Other includes unearned income, unvested restricted stock and a loan to the employee stock ownership plan.
** Comprehensive income as defined by SFAS No. 130.

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)

                                           1999         1998         1997
                                        -----------  -----------  -----------
Cash Flows From Operating Activities:
 Net income                             $   612,847  $   543,211  $   405,580
 Extraordinary loss on extinguishment
  of debt                                       --           --         4,325
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Provision for loan and lease losses         92,097      101,842      110,913
   Depreciation of premises and
    equipment                                83,083       71,954       66,052
   Amortization of intangibles and
    mortgage servicing rights                73,468       54,673       27,245
   Accretion of negative goodwill            (6,243)      (6,243)      (6,180)
   Amortization of unearned stock
    compensation                              3,873        1,171        8,133
   Discount accretion and premium
    amortization on securities, net           1,190        1,984        3,598
   Net decrease (increase) in trading
    account securities                      (20,774)       7,456      (25,688)
   Loss (gain) on sales of securities,
    net                                       5,131       (8,822)      (4,833)
   Loss (gain) on sales of loans and
    mortgage loan servicing rights, net     (26,213)     (36,227)     (17,687)
   Loss (gain) on disposals of premises
    and equipment, net                       (5,754)     (15,352)      28,263
   Proceeds from sales of loans held
    for sale                              3,874,226    5,119,437    1,903,172
   Purchases of loans held for sale        (961,404)  (1,749,648)    (906,824)
   Origination of loans held for sale,
    net of principal collected           (2,000,219)  (3,887,322)  (1,167,108)
   Reconciliation of fiscal year of
    merged companies to calendar year         3,216        4,991          --
   Decrease (increase) in:
    Accrued interest receivable             (43,648)     (21,852)        (378)
    Other assets                           (180,664)     (81,562)    (199,063)
   Increase (decrease) in:
    Accrued interest payable                 36,997       18,045        6,024
    Accounts payable and other
     liabilities                            122,642       75,907      102,161
   Other, net                                 3,625       (6,511)      (9,299)
                                        -----------  -----------  -----------
    Net cash provided by operating
     activities                           1,667,476      187,132      328,406
                                        -----------  -----------  -----------
Cash Flows From Investing Activities:
 Proceeds from sales of securities
  available for sale                        771,045    1,511,163    1,900,158
 Proceeds from maturities, calls and
  paydowns of securities available for
  sale                                    2,644,672    2,512,294    1,823,432
 Purchases of securities available for
  sale                                   (4,247,311)  (4,239,309)  (4,493,416)
 Proceeds from sales of securities
  held to maturity                              --           --        26,170
 Proceeds from maturities, calls and
  paydowns of securities held to
  maturity                                   36,815      137,712       70,139
 Purchases of securities held to
  maturity                                   (4,765)     (79,479)     (69,448)
 Leases made to customers                  (126,066)     (94,615)     (74,420)
 Principal collected on leases               74,314       65,186       57,581
 Loan originations, net of principal
  collected                              (3,221,285)  (1,400,799)  (1,446,199)
 Purchases of loans                        (196,010)    (110,108)    (205,232)
 Net cash acquired in transactions
  accounted for under the purchase
  method                                    302,032       73,369       95,205
 Purchases and originations of
  mortgage servicing rights                 (78,527)     (85,113)     (42,599)
 Proceeds from disposals of premises
  and equipment                              37,540       25,559       14,579
 Purchases of premises and equipment       (123,416)    (118,553)    (158,955)
 Proceeds from sales of foreclosed
  property                                   28,190       28,902       17,333
 Proceeds from sales of other real
  estate held for development or sale        10,128          513       15,248
 Other, net                                     --       (41,067)      (3,412)
                                        -----------  -----------  -----------
   Net cash used in investing
    activities                           (4,092,644)  (1,814,345)  (2,473,836)
                                        -----------  -----------  -----------
Cash Flows From Financing Activities:
 Net increase in deposits                   226,435    1,019,274      628,544
 Net increase (decrease) in short-term
  borrowed funds                          2,851,287     (452,946)     575,335
 Proceeds from long-term debt             2,658,991    3,428,689    6,328,829
 Repayments of long-term debt            (2,592,003)  (2,034,525)  (4,734,838)
 Net proceeds from common stock issued       39,594       34,916       27,274
 Redemption of common stock                (326,008)    (345,029)    (326,838)
 Preferred stock cancellations and
  conversions                                   --           --           (38)
 Cash dividends paid on common and
  preferred stock                          (239,898)    (202,740)    (170,081)
 Other, net                                     --         1,306      (20,533)
                                        -----------  -----------  -----------
   Net cash provided by financing
    activities                            2,618,398    1,448,945    2,307,654
                                        -----------  -----------  -----------
Net Increase (Decrease) in Cash and
 Cash Equivalents                           193,230     (178,268)     162,224
Cash and Cash Equivalents at Beginning
 of Year                                  1,242,590    1,420,858    1,258,634
                                        -----------  -----------  -----------
Cash and Cash Equivalents at End of
 Year                                   $ 1,435,820  $ 1,242,590  $ 1,420,858
                                        ===========  ===========  ===========
Supplemental Disclosure of Cash Flow
 Information:
 Cash paid during the year for:
   Interest                             $ 1,499,140  $ 1,413,515  $ 1,226,679
   Income taxes                             109,197      150,194      162,480
 Noncash financing and investing
  activities:
   Transfer of securities from held to
    maturity to available for sale          231,529      106,819          --
   Transfer of loans to foreclosed
    property                                 25,644       26,211       23,476
   Transfer of fixed assets to other
    real estate owned                         6,005       10,351       13,761
   Restricted stock issued                      --           --            74
   Securitization of mortgage loans         304,795      478,768          --

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              For the Years Ended December 31, 1999, 1998 and 1997

  BB&T Corporation ("BB&T" or "Parent Company") is a bank holding company organized under the laws of North Carolina and registered with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Branch Banking and Trust Company ("BB&T-NC"); BB&T Financial Corporation of South Carolina, parent company of Branch Banking and Trust Company of South Carolina ("BB&T-SC"); BB&T Financial Corporation of Virginia, parent company of Branch Banking and Trust Company of Virginia ("BB&T-VA"), (collectively, the "Banks"), Regional Acceptance Corporation ("Regional Acceptance") and Scott & Stringfellow Financial, Inc., ("Scott & Stringfellow") comprise BB&T's principal direct subsidiaries.

  The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The following is a summary of the more significant policies.

NOTE A. Summary of Significant Accounting Policies

 Principles of Consolidation

  The consolidated financial statements of BB&T include the accounts of BB&T Corporation and its subsidiaries. In consolidation, all significant intercompany accounts and transactions have been eliminated. Prior period financial statements have been restated to include the accounts of companies acquired in material transactions accounted for as poolings of interests. The results of operations of companies acquired in transactions accounted for as purchases are included only from the dates of acquisition. (See Note B). On November 10, 1999, BB&T completed its merger with First Liberty Financial Corporation ("First Liberty"), of Macon, Georgia. To consummate the merger, First Liberty's shareholders received .87 shares of BB&T common stock in exchange for each share of First Liberty common stock held, resulting in the issuance of 12.4 million shares of BB&T common stock. The transaction was accounted for as a pooling of interests. Accordingly, the consolidated financial statements (including the notes to the consolidated financial statements), and supplemental financial information contained in BB&T's Current Report on Form 8-K dated September 3, 1999, restated for the accounts of First Liberty, are included in this Annual Report on Form 10-K. As permitted under generally accepted accounting principles, the restatement of BB&T's consolidated financial statements to reflect the pooling of interest merger with First Liberty is presented herein by combining the September 30 fiscal year ends of First Liberty with BB&T's calendar year ends for years prior to 1999. This method of combination did not have a material impact on BB&T's consolidated financial position or consolidated results of operations.

  In certain instances, amounts reported in prior years' consolidated financial statements have been reclassified to conform to statement presentations selected for 1999. Such reclassifications had no effect on previously reported shareholders' equity or net income.

 Nature of Operations

  BB&T is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Kentucky and the metropolitan Washington, D.C. area primarily through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. BB&T's subsidiaries provide a full range of traditional commercial banking services and additional services including investment brokerage, investment banking, trust services, agency insurance, credit-related insurance and leasing.

                       BB&T CORPORATION AND SUBSIDIARIES

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

 Securities

  BB&T classifies investment securities as held to maturity, available for sale or trading. Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost. Gains or losses realized from the sale of securities held to maturity, if any, are determined by specific identification and are included in noninterest income.

  Debt securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or unforeseen changes in market conditions, including interest rates, market values or inflation rates, are classified as available for sale. In addition, all investments in equity securities are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred income taxes. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in noninterest income.

  Trading account securities are primarily held by Scott & Stringfellow, BB&T's investment banking and full-service brokerage subsidiary. Trading account securities are reported on the Consolidated Balance Sheets at fair value. Market adjustments, fees, and gains or losses earned on trading account securities are included in noninterest income. Interest income on trading account securities is included in other interest income. Gains or losses realized from the sale of trading securities are determined by specific identification.

  During 1999 and 1998, BB&T transferred securities with amortized costs of $231.5 million and $106.8 million, respectively, from the held-to-maturity portfolio to the available-for-sale portfolio. These securities were previously classified as held-to-maturity by entities that merged into BB&T under the pooling-of-interests method of accounting. BB&T transferred these amounts pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to conform the combined investment portfolios to BB&T's existing policies.

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

                       BB&T CORPORATION AND SUBSIDIARIES

 Loans and Leases

  Loans and leases that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances adjusted for any deferred fees or costs and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees, commitment fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods which approximate level-yield, with adjustments for prepayments as they occur. If the loan commitment expires unexercised, the income is recognized upon expiration of the commitment. Discounts and premiums are amortized to interest income over the estimated life of the loans using methods that approximate level-yield.

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

  As of January 1, 1995, BB&T adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is impaired when, based on current information and events, it is probable that BB&T will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the fair value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

  It is BB&T's policy to classify and disclose all commercial loans greater than $250,000 that are on nonaccrual status as impaired loans. Substantially all other loans made by BB&T are excluded from the scope of SFAS No. 114 as they are comprised of large groups of smaller balance homogeneous loans (residential mortgage and consumer installment) that are collectively evaluated for impairment.

 Allowance for Loan and Lease Losses

  The allowance for loan and lease losses is the estimated amount considered adequate to cover credit losses inherent in the outstanding loan and lease portfolio at the balance sheet date. The allowance is established through the provision for loan and lease losses, which is reflected in the Consolidated Statements of Income.

  The allowance is composed of general reserves, specific reserves and an unallocated reserve. General reserves for commercial loans are determined by applying loss percentages to the portfolio based on management's evaluation and "risk grading" of the commercial loan portfolio. General reserves are provided for noncommercial loan categories based on a three-year weighted average of actual loss experience, which is applied to the total outstanding loan balance of each loan category. Specific reserves are provided on all commercial loans that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management's evaluation of BB&T's exposure for each credit, given the current payment

                       BB&T CORPORATION AND SUBSIDIARIES
status of the loan and the value of any underlying collateral. Commercial loans for which a specific reserve is provided are excluded from the calculations of general reserves. The allowance calculation also incorporates specific reserves based on the results of measuring impaired loans as required by SFAS No. 114, as described above.

  The unallocated reserve consists of an amount deemed appropriate to cover the elements of imprecision and estimation risk inherent in the general and specific reserves and an amount determined based on management's evaluation of various conditions that are not directly measured by any other component of the allowance. This evaluation includes general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of our internal credit examiners and results from external bank regulatory examinations.

  While management uses the best information available to establish the allowance for loan and lease losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

 Nonperforming Assets

  Nonperforming assets include loans and leases on which interest is not being accrued and foreclosed property. Foreclosed property consists of real estate and other assets acquired through customers' loan defaults. Commercial and unsecured consumer loans and leases are generally placed on nonaccrual status when concern exists that principal or interest is not fully collectible, or when any portion of principal or interest becomes 90 days past due, whichever occurs first. Mortgage loans and most other consumer loans past due 90 days or more may remain on accrual status if management determines that concern over the collectibility of principal and interest is not significant. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectibility of principal or interest.

  Assets acquired as a result of foreclosure are carried at the lower of cost or fair value less estimated selling costs. Cost is determined based on the sum of unpaid principal, accrued but unpaid interest and acquisition costs associated with the loan. Any excess of unpaid principal over fair value at the time of foreclosure is charged to the allowance for loan and lease losses. Generally, such properties are appraised annually and the carrying value, if greater than the fair value, less selling costs, is adjusted with a charge to income. Routine maintenance costs, declines in market value and net losses on disposal are included in other noninterest expense.

 Premises and Equipment

  Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation or amortization. Depreciation is computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are

                       BB&T CORPORATION AND SUBSIDIARIES
amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements. Capitalized leases are amortized by the same methods as premises and equipment over the estimated useful lives or the lease term, whichever is less. Obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense.

 Income Taxes

  BB&T and its subsidiaries file a consolidated Federal income tax return. Each subsidiary pays its proportional share of Federal income taxes to BB&T based on its taxable income. Deferred income taxes have been provided when different accounting methods have been used in determining income for income tax purposes and for financial reporting purposes. Deferred tax assets and liabilities are recognized based on future tax consequences of the differences arising from their carrying values and respective tax bases. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with effects included in the income tax provision. Institutions acquired during the current fiscal year file separate Federal income tax returns for the periods prior to consummation of the acquisitions.

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

  BB&T utilizes written covered over-the-counter call options on specific securities in the available-for-sale securities portfolio in order to enhance returns. Fees received are deferred and recognized in noninterest income upon exercise or expiration. Written options are carried at estimated fair value. Unrealized and realized gains and losses on written call options are included in the Consolidated Statements of Income as securities gains and losses.

  BB&T also utilizes over-the-counter purchased put options and net purchased put options (combination of purchased put option and written call option) in its mortgage banking activities.

                       BB&T CORPORATION AND SUBSIDIARIES

These options are used to hedge the mortgage loan inventory and applications and mortgage loans in process against increasing interest rates. Written call options are used in tandem with purchased put options to create a net purchased put option that reduces the cost of the hedge. Net unrealized gains and losses on purchased put options and net purchased put options are included with loans held for sale at the lower of cost or market on an aggregate basis. Realized gains and losses on purchased put options and net purchased put options are included in mortgage banking income.

 Per Share Data

  Effective December 31, 1997, BB&T adopted the provisions of SFAS No. 128, "Earnings Per Share." This statement established standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computation previously found in Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share," making them more comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS (which replaces the former fully diluted EPS) for all entities with complex capital structures. The EPS information reported herein reflects the implementation of SFAS No. 128. Prior periods have been restated to include the provisions of the statement.

  Basic net income per common share has been computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the years presented.

  Diluted net income per common share has been computed by dividing net income, as adjusted for the interest expense related to convertible debt where applicable, by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding. Restricted stock grants are considered as issued for purposes of calculating net income per share.

  Weighted average numbers of shares were as follows:

                                         1999        1998        1997
                                      ----------- ----------- -----------
   Basic                              329,305,820 325,735,189 324,799,136
   Diluted                            335,298,333 332,336,113 330,564,863

  On June 23, 1998, BB&T's Board of Directors approved a 2-for-1 stock split in the Corporation's common stock effected in the form of a 100% stock dividend paid August 3, 1998. All per share amounts presented herein and the weighted average shares reflected above have been restated as appropriate to retroactively reflect the stock split.

 Intangible Assets

  BB&T's intangible assets consist of the cost in excess of the fair value of net assets acquired in transactions accounted for as purchases (goodwill), premiums paid for acquisitions of deposits (core deposit intangibles) and other identifiable intangible assets. Such assets are included in other assets in the "Consolidated Balance Sheets," and are being amortized on straight-line or accelerated bases over periods ranging from 5 to 25 years. At December 31, 1999, BB&T had $597.1 million in unamortized goodwill and $11.6 million in unamortized core deposit and other intangibles. Negative goodwill is created when the fair value of the net assets purchased exceeds the purchase price. Such balances are included in other liabilities in the "Consolidated Balance Sheets" and are being

                       BB&T CORPORATION AND SUBSIDIARIES
amortized over periods ranging from 10 to 15 years. At December 31, 1999, BB&T had negative goodwill totaling $20.5 million, net of accumulated amortization.

 Mortgage Servicing Rights

  In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." This statement was superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which BB&T adopted on January 1, 1997. SFAS No. 122, as superseded by SFAS No. 125, requires that mortgage banking enterprises recognize, as separate assets, rights to service mortgage loans for others, however those servicing rights are acquired. Amounts paid to acquire the right to service mortgage loans are capitalized and amortized over the estimated lives of the loans to which they relate. BB&T also capitalizes servicing rights on loans originated internally as required under the statement. SFAS No. 122 further requires mortgage banking enterprises to assess their capitalized mortgage servicing rights for impairment based on the fair value of those rights. At December 31, 1999, BB&T had capitalized mortgage servicing rights totaling $185.6 million. Income from mortgage servicing fees is reflected as mortgage banking income on the Consolidated Statements of Income.

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

  In February of 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure by continuing and amending existing standards. The statement was effective for financial statements for periods ending after December 15, 1997. Management determined that BB&T was and is in

                       BB&T CORPORATION AND SUBSIDIARIES
compliance with the disclosure requirements of SFAS No. 129, and, therefore, the implementation of the statement did not affect the capital structure disclosures made by BB&T.

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

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that

                       BB&T CORPORATION AND SUBSIDIARIES
receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. Management has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing of or method of adoption of the statement. However, management does not anticipate that the implementation of the statement will have a material effect on BB&T's consolidated financial position or consolidated results of operations.

  During the second quarter of 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Accounting for Start-up Costs." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires start-up costs to be expensed as incurred. BB&T adopted the provisions of the SOP effective January 1, 1999. The adoption of the statement did not have a material impact on BB&T's consolidated financial position or consolidated results of operations.

  During October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." BB&T adopted the provisions of the statement effective January 1, 1999. The implementation of the statement did not have a material impact on BB&T's consolidated financial position or consolidated results of operations.

 Supplemental Disclosures of Cash Flow Information

  As referenced in the "Consolidated Statements of Cash Flows," BB&T acquired assets and assumed liabilities in transactions accounted for under the purchase method of accounting. The fair values of these assets acquired and liabilities assumed, at acquisition, were as follows:

                                               1999       1998       1997
                                             ---------  ---------  ---------
                                                (Dollars in thousands)
   Fair Value of Net Assets acquired         $  80,193  $ 116,701  $ 138,029
   Purchase Price                             (236,238)  (310,618)  (287,031)
                                             ---------  ---------  ---------
   Excess of Purchase Price over Net Assets
    acquired                                 $(156,045) $(193,917) $(149,002)
                                             =========  =========  =========

 Income and Expense Recognition

  Items of income and expense are recognized using the accrual basis of accounting, except for some immaterial amounts that are recognized when received or paid.

NOTE B. Acquisitions and Mergers

 Completed Mergers and Acquisitions

  Certain of the acquisitions detailed below were acquired by companies that were subsequently acquired by BB&T and accounted for as poolings of interests.

 Purchase Transactions

  On March 1, 1997, BB&T completed its acquisition of Fidelity Financial Bankshares Corporation ("Fidelity") of Richmond, Virginia, in a transaction accounted for as a purchase. BB&T issued 3.2

                       BB&T CORPORATION AND SUBSIDIARIES
million shares for all of the shares of Fidelity's common stock outstanding. In conjunction with the acquisition, BB&T recorded $37.9 million in goodwill, which is being amortized using the straight-line method over 15 years.

  On March 31, 1997, First Citizens Corporation ("First Citizens"), which merged into BB&T on July 9, 1999, acquired Tara Bankshares Corporation ("Tara"). To consummate the acquisition, First Citizens issued common stock which was later converted to approximately 239,000 shares of BB&T common stock, and paid $5.1 million in cash. As a result of the acquisition, goodwill totaling $2.2 million was recorded and is being amortized using the straight-line method over 20 years.

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

  On July 31, 1997, BB&T completed its acquisition of Refloat, Inc. of Mount Airy, North Carolina, and its principal subsidiary, Sheffield Financial Corp. (collectively, "Refloat"), a finance company that specializes in loans to small commercial lawn care businesses across the country. The acquisition, which was completed through the issuance of 750,000 shares of common stock, was accounted for as a purchase. BB&T recorded $3.0 million of goodwill, which is being amortized using the straight-line method over 15 years, in conjunction with this transaction.

  On October 1, 1997, BB&T completed its acquisition of Craigie Incorporated ("Craigie"), an investment banking firm located in Richmond, Virginia. Craigie specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Craigie also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. The acquisition, which was accounted for as a purchase, was accomplished through the issuance of approximately 926,000 shares of BB&T's common stock. In conjunction with the acquisition, BB&T recorded $6.8 million of goodwill, which is being amortized using the straight-line method over a period of 25 years.

  On December 1, 1997, BB&T completed its acquisition of Virginia First Financial Corporation of Petersburg, Virginia ("Virginia First"), a financial institution with $822.9 million in assets at the time the merger was consummated. The merger, which was accounted for under the purchase method of accounting, was effected through the issuance of 3.8 million shares of BB&T's common stock and the payment of $44.8 million. In conjunction with the acquisition, BB&T recorded $89.5 million in goodwill, which is being amortized using the straight-line method over a period of 15 years.

  On February 11, 1998, Mason-Dixon Bancshares, Inc. ("Mason-Dixon"), which merged into BB&T on July 14, 1999, purchased substantially all of the assets of Rose Shanis Companies ("Rose Shanis"), a consumer finance company located in Baltimore, Maryland. Mason-Dixon paid cash totaling $15.4 million to acquire Rose Shanis. In conjunction with the merger, goodwill totaling $5.5 million was recorded and is being amortized using the straight-line method over 10 years.

                       BB&T CORPORATION AND SUBSIDIARIES

  On February 28, 1998, MainStreet Financial Corporation ("MainStreet"), which merged into BB&T on March 5, 1999, completed the acquisition of Tysons Financial Corporation ("Tysons") of McLean, Virginia. Tysons, with $102.1 million in assets, was acquired through the issuance of MainStreet common stock which was later converted to 721,187 shares of BB&T common stock. In conjunction with the acquisition, goodwill totaling $9.3 million was recorded, which is being amortized using the straight-line method over a period of 15 years.

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

  On January 5, 1999, Mason-Dixon, which merged into BB&T on July 14, 1999, completed its acquisition of Sterling Bancorp, a privately held commercial bank headquartered in Baltimore, Maryland. To complete the transaction, Mason-Dixon paid $10.3 million in cash. In conjunction with the acquisition, goodwill totaling $3.7 million was recorded, which is being amortized using the straight-line method over 15 years.

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

  On August 27, 1999, BB&T completed its acquisition of Matewan BancShares, Inc. ("Matewan") of Williamson, West Virginia. In conjunction with the merger, BB&T issued 3.2 million shares of common stock in exchange for all of the outstanding shares of Matewan common and preferred stock. As a result of the acquisition, BB&T recorded $92.8 million of goodwill, which is being amortized using the straight-line method over a period of 15 years.

                       BB&T CORPORATION AND SUBSIDIARIES

  The above-discussed acquisitions were accounted for under the purchase method of accounting, and, therefore, the financial information contained herein includes data relevant to the acquirees since the date of acquisition. The following unaudited presentation reflects key line items on a Pro Forma basis as if these purchase transactions had been acquired as of the beginning of the years presented:

                                     For the Years Ended
                                    ---------------------
                                       1999       1998
                                    ---------- ----------
                                         (Dollars in
                                         thousands,
                                      except per share
                                            data)
   Total revenues                   $2,393,457 $2,172,354
                                    ========== ==========
   Net income                       $  604,994 $  537,906
                                    ========== ==========
   Basic EPS                        $     1.84 $     1.65
                                    ========== ==========
   Diluted EPS                      $     1.80 $     1.62
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

 Pooling of Interests Transactions

  On July 1, 1997, BB&T completed its merger with United Carolina Bancshares Corporation ("UCB") of Whiteville, North Carolina, in a stock transaction accounted for as a pooling of interests. To consummate the merger, BB&T issued
55.4 million shares of common stock in exchange for all of the shares of UCB common stock outstanding.

  On December 1, 1997, MainStreet, which merged into BB&T on March 5, 1999, completed its merger with Commerce Bank Corporation ("Commerce") in a transaction accounted for as a pooling of interests. In conjunction with the merger, MainStreet issued common stock, which was later converted to approximately 676,000 shares of BB&T common stock, in exchange for all of the outstanding common stock of Commerce.

  On March 1, 1998, BB&T completed its merger with Life Bancorp, Inc. ("Life") of Norfolk, Virginia. The transaction was accounted for as a pooling of interests. In conjunction with the merger, BB&T issued 11.6 million shares of common stock in exchange for all of the shares of Life common stock outstanding.

  On March 10, 1998, MainStreet, which merged into BB&T on March 5, 1999, completed its merger with Regency Financial Shares, Incorporated ("Regency") of Richmond, Virginia, in a transaction accounted for as a pooling of interests. In conjunction with the merger, MainStreet issued common stock, which was later converted to approximately 801,000 shares of BB&T common stock, in exchange for all of the shares of Regency.

  On July 1, 1998, BB&T completed its merger with Franklin Bancorporation Inc. ("Franklin") of Washington, D.C. in a stock transaction accounted for under the pooling-of-interests method of accounting. In conjunction with the merger, BB&T issued 4.9 million shares of common stock in exchange for all of the shares of Franklin common stock outstanding.

                       BB&T CORPORATION AND SUBSIDIARIES

  On July 7, 1998, MainStreet, which merged into BB&T on March 5, 1999, completed a merger with Ballston Bancorp, Inc. ("Ballston") of Washington, D.C., in a transaction accounted for as a pooling of interests. In conjunction with the merger, MainStreet issued common stock, which later converted to approximately 824,000 shares of BB&T common stock, in exchange for all of the outstanding common stock of Ballston.

  On March 5, 1999, BB&T completed a merger with MainStreet, based in Martinsville, Virginia. The transaction was accounted for as a pooling of interests. BB&T issued approximately 16.8 million shares of BB&T common stock in exchange for all of the outstanding shares of MainStreet.

  On April 1, 1999, First Liberty Financial Corp. ("First Liberty"), which merged into BB&T on November 10, 1999, completed a merger with Vidalia Bankshares, Inc. ("Vidalia"), based in Vidalia, Georgia. The transaction was accounted for as a pooling of interests. First Liberty issued common stock, which later converted to approximately 568,000 shares of BB&T common stock, in exchange for all of the outstanding shares of Vidalia.

  On July 9, 1999, BB&T completed its merger with First Citizens, of Newnan, Georgia. The transaction was accounted for as a pooling of interests. BB&T issued approximately 3.2 million shares of common stock in exchange for all of the outstanding shares of First Citizens.

  On July 14, 1999, BB&T completed its merger with Mason-Dixon of Westminster, Maryland. The transaction was accounted for as a pooling of interests. BB&T issued approximately 6.6 million shares of BB&T common stock in exchange for all of the outstanding shares of Mason-Dixon.

  On November 10, 1999, BB&T completed its merger with First Liberty of Macon, Georgia. In conjunction with the transaction, which was accounted for as a pooling of interests, BB&T issued 12.4 million shares of BB&T common stock in exchange for all of the outstanding shares of First Liberty common stock.

                       BB&T CORPORATION AND SUBSIDIARIES

  The following presentation reflects key line items on an historical basis for BB&T and First Liberty on a pro forma combined basis assuming the merger was effective as of and for the periods presented. See Principles of Consolidation in Note A.

                                           Historical Basis
                                       -------------------------    BB&T
                                          BB&T     First Liberty  restated
                                       ----------- ------------- -----------
                                         (Dollars in thousands, except per
                                                    share data)
As of/For the Year Ended December 31,
 1998
Net interest income                    $ 1,369,989  $   56,187   $ 1,426,653
Net income                                 527,254      15,480       543,211
Net earnings per share
  Basic                                       1.68        1.10          1.67
  Diluted                                     1.65        1.09          1.63
Assets                                  37,903,119   1,567,016    39,470,135
Deposits                                25,263,311   1,186,321    26,449,632
Shareholders' equity                     3,044,330     126,899     3,171,145

As of/For the Year Ended December 31,
 1997
Net interest income                    $ 1,267,848  $   52,685   $ 1,320,533
Net income                                 394,661      10,919       405,580
Net earnings per share
  Basic                                       1.26         .79          1.25
  Diluted                                     1.24         .77          1.23
Assets                                  34,523,133   1,474,679    35,997,812
Deposits                                23,474,381   1,119,600    24,593,981
Shareholders' equity                     2,694,714     113,709     2,808,423

  On January 13, 2000, BB&T completed its merger with Premier Bancshares, Inc. ("Premier") of Atlanta, Georgia. In connection with the merger, which was accounted for as a pooling of interests, BB&T issued 16.8 million shares of BB&T common stock in exchange for all of the outstanding shares of Premier common stock.

 Pending Mergers

  On November 17, 1999, BB&T announced plans to merge with Hardwick Holding Company ("Hardwick") of Dalton, Georgia. In exchange for each share of Hardwick common stock held, Hardwick's shareholders will receive between .9010 and .9320 shares of BB&T common stock depending on the average closing price of BB&T common stock over a five-day pricing period ending shortly before the effective time of the Merger. The transaction is expected to be completed during the second quarter of 2000 and accounted for as a pooling of interests.

  On December 15, 1999, BB&T announced plans to merge with First Banking Company of Southeast Georgia ("First Banking Company") of Statesboro, Georgia. First Banking Company's shareholders will receive .74 shares of BB&T common stock for each share of First Banking Company common stock held. The transaction is expected to be completed during the second quarter of 2000 and accounted for as a pooling of interests.

  On February 7, 2000, BB&T announced plans to merge with One Valley Bancorp, Inc. ("One Valley") of Charleston, West Virginia. The acquisition, which is expected to be completed in the third quarter of 2000, is expected to be accounted for as a pooling of interests. One Valley, which has $6.6 billion in assets, operates 123 branches in West Virginia and Virginia. Shareholders of One Valley will receive 1.28 shares of BB&T common stock in exchange for each share of One Valley common stock held.

                       BB&T CORPORATION AND SUBSIDIARIES

NOTE C. Securities

  The amortized costs and approximate fair values of securities held to maturity and available for sale were as follows:

                                   December 31, 1999                       December 31, 1998
                        ---------------------------------------- --------------------------------------
                                    Gross Unrealized  Estimated             Gross Unrealized Estimated
                         Amortized  ----------------    Fair     Amortized  ----------------    Fair
                           Cost      Gains   Losses     Value       Cost     Gains   Losses    Value
                        ----------- ------- -------- ----------- ---------- -------- ------- ----------
                                                    (Dollars in thousands)
Securities held to
 maturity:
 U.S. Treasury,
  government and agency
  obligations           $    23,117 $     1 $      6 $    23,112 $   51,102 $    235 $     2 $   51,335
 Mortgage-backed
  securities                    --      --       --          --      70,355      937     351     70,941
 States and political
  subdivisions               74,005     974       21      74,958    232,406    7,167     329    239,244
 Other securities               --      --       --          --       6,920      215     --       7,135
                        ----------- ------- -------- ----------- ---------- -------- ------- ----------
 Total securities held
  to maturity                97,122     975       27      98,070    360,783    8,554     682    368,655
                        ----------- ------- -------- ----------- ---------- -------- ------- ----------
Securities available
 for sale:
 U.S. Treasury,
  government and agency
  obligations             4,664,395   1,548  136,722   4,529,221  3,783,815   57,035   2,770  3,838,080
 Mortgage-backed
  securities              3,901,774   3,970  112,559   3,793,185  4,175,502   41,859  12,693  4,204,668
 Equity and other
  securities              1,795,534     120  176,235   1,619,419  1,252,768   21,612   3,698  1,270,682
 States and political
  subdivisions              561,875   8,467   30,123     540,219    181,303    3,951     198    185,056
                        ----------- ------- -------- ----------- ---------- -------- ------- ----------
 Total securities
  available for sale     10,923,578  14,105  455,639  10,482,044  9,393,388  124,457  19,359  9,498,486
                        ----------- ------- -------- ----------- ---------- -------- ------- ----------
 Total securities       $11,020,700 $15,080 $455,666 $10,580,114 $9,754,171 $133,011 $20,041 $9,867,141
                        =========== ======= ======== =========== ========== ======== ======= ==========

  Securities with a book value of approximately $5.5 billion and $5.2 billion at December 31, 1999 and 1998, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, Federal Reserve discount window borrowings and for other purposes as required by law.

  At December 31, 1999 and 1998, there were no concentrations of investments in obligations of states and political subdivisions that were payable from the same taxing authority or secured by the same revenue source that exceeded ten percent of shareholders' equity.

  Trading securities totaling $93.2 million are excluded from the accompanying tables.

  Proceeds from sales of securities during 1999, 1998 and 1997 were $771.0 million, $1.5 billion and $1.9 billion, respectively. Gross gains of $3.5 million, $14.8 million and $8.7 million and gross losses of $8.7 million, $6.0 million and $3.8 million were realized on those sales in 1999, 1998 and 1997, respectively.

                       BB&T CORPORATION AND SUBSIDIARIES

  The amortized cost and estimated fair value of the securities portfolio at December 31, 1999, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.

                                               December 31, 1999
                                   -----------------------------------------
                                    Held to Maturity    Available for Sale
                                   ------------------- ---------------------
                                             Estimated            Estimated
                                   Amortized   Fair    Amortized     Fair
                                     Cost      Value      Cost      Value
                                   --------- --------- ---------- ----------
                                            (Dollars in thousands)
Debt Securities:
  Due in one year or less           $45,906   $45,994  $  950,028 $  950,086
  Due after one year through five
   years                             46,871    47,548   2,893,025  2,821,560
  Due after five years through ten
   years                              2,151     2,194   1,578,928  1,516,033
  Due after ten years                 2,194     2,334   4,243,159  3,935,927
                                    -------   -------  ---------- ----------
    Total debt securities           $97,122   $98,070  $9,665,140 $9,223,606
                                    =======   =======  ========== ==========

NOTE D. Loans and Leases

  Loans and leases were composed of the following:

                                                        December 31,
                                                   ------------------------
                                                      1999         1998
                                                   -----------  -----------
                                                   (Dollars in thousands)
   Loans:
     Commercial, financial and agricultural        $ 4,592,691  $ 4,128,455
     Real estate--construction and land
      development                                    3,310,561    2,570,017
     Real estate--mortgage                          16,010,893   14,604,025
     Consumer                                        3,635,267    3,231,827
                                                   -----------  -----------
       Loans held for investment                    27,549,412   24,534,324
   Leases:                                           2,602,819    1,620,326
                                                   -----------  -----------
       Total loans and leases                       30,152,231   26,154,650
         Less: unearned income                      (1,239,801)    (721,940)
                                                   -----------  -----------
         Loans and leases, net of unearned income  $28,912,430  $25,432,710
                                                   ===========  ===========

  The net investment in direct financing leases was $1.5 billion and $986.9 million at December 31, 1999 and 1998, respectively. BB&T had loans held for sale at December 31, 1999 and 1998 totaling $285.0 million and $1.2 billion, respectively.

  BB&T had $19.6 billion in loans secured by real estate at December 31, 1999. However, these loans were not concentrated in any specific market or geographic area other than the Banks' primary markets.

                       BB&T CORPORATION AND SUBSIDIARIES

  The following table sets forth certain information regarding BB&T's impaired loans as defined under SFAS No. 114.

                                                           December 31,
                                                      -----------------------
                                                         1999        1998
                                                      ----------- -----------
                                                      (Dollars in thousands)
   Total recorded investment--impaired loans          $    22,619 $    41,791
                                                      ----------- -----------
   Total recorded investment with related valuation
    allowance                                              22,619      40,410
   Valuation allowance assigned to impaired loans           5,001       9,013
                                                      ----------- -----------
   Net carrying value--impaired loans                 $    17,618 $    31,397
                                                      =========== ===========
   Average balance of impaired loans                  $    22,252 $    47,001
                                                      =========== ===========
   Cash basis interest income recognized on impaired
    loans                                             $       363 $       169
                                                      =========== ===========

  The following table provides an analysis of loans made to directors, executive officers and their interests, which in the aggregate exceeded $60,000 at any time during 1999. All amounts shown represent loans made by BB&T's subsidiary banks in the ordinary course of business at the Banks' normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

                                 (Dollars in thousands)
     Balance, December 31, 1998         $180,511
     Additions                            81,581
     Reductions                          (71,896)
                                        --------
     Balance, December 31, 1999         $190,196
                                        ========

                       BB&T CORPORATION AND SUBSIDIARIES

NOTE E. Allowance for Loan and Lease Losses

  An analysis of the allowance for loan and lease losses is presented in the following table:

                                                 For the Years Ended
                                                     December 31,
                                              ----------------------------
                                                1999      1998      1997
                                              --------  --------  --------
                                                (Dollars in thousands)
   Beginning Balance                          $361,869  $316,550  $276,620
     Provision for losses charged to expense    92,097   101,842   110,913
     Allowances of purchased companies           9,272    21,258    17,513
     Loans and leases charged-off             (104,464) (102,655) (109,857)
     Recoveries of previous charge-offs         28,884    24,810    21,361
                                              --------  --------  --------
       Net loans and leases charged-off        (75,580)  (77,845)  (88,496)
                                              --------  --------  --------
   Reconciliation of fiscal year of merged
    companies to calander year                     305        64       --
                                              --------  --------  --------
   Ending Balance                             $387,963  $361,869  $316,550
                                              ========  ========  ========

  At December 31, 1999, 1998 and 1997, loans not currently accruing interest totaled $103.5 million, $106.1 million and $115.7 million, respectively. Loans 90 days or more past due and still accruing interest totaled $54.2 million, $54.3 million and $49.3 million, at December 31, 1999, 1998 and 1997, respectively. The gross interest income that would have been earned during 1999 if the outstanding nonaccrual loans and leases had been current in accordance with the original terms and had been outstanding throughout the period (or since origination, if held for part of the period) was approximately $9.9 million. Foreclosed property totaled $27.1 million, $32.2 million and $41.8 million at December 31, 1999, 1998 and 1997, respectively.

                       BB&T CORPORATION AND SUBSIDIARIES

NOTE F. Premises and Equipment

  A summary of premises and equipment is presented in the accompanying table:

                                                         December 31,
                                                    -----------------------
                                                       1999        1998
                                                    ----------- -----------
                                                    (Dollars in thousands)
   Land and land improvements                       $   102,530 $    91,618
   Buildings and building improvements                  407,859     385,896
   Furniture and equipment                              453,951     442,838
   Capitalized leases on premises and equipment           2,965       4,089
                                                    ----------- -----------
                                                        967,305     924,441
   Less--accumulated depreciation and amortization      411,439     399,202
                                                    ----------- -----------
     Net premises and equipment                     $   555,866 $   525,239
                                                    =========== ===========

  Depreciation expense, which is included in occupancy and equipment expense, was $83.1 million, $72.0 million and $66.1 million in 1999, 1998 and 1997, respectively.

  BB&T has noncancelable leases covering certain premises and equipment. Total rent expense applicable to operating leases was $51.0 million, $32.6 million and $49.8 million for 1999, 1998 and 1997, respectively. Future minimum lease payments for operating and capitalized leases for years subsequent to 1999 are as follows:

                                                     Leases
                                             --------------------------
                                             Operating     Capitalized
                                             ------------  ------------
                                             (Dollars in thousands)
   Years ended December 31:
     2000                                    $     29,677    $      394
     2001                                          28,038           394
     2002                                          25,512           395
     2003                                          22,780           355
     2004                                          21,322           303
     2005 and years later                         102,458         2,784
                                             ------------    ----------
   Total minimum lease payments              $    229,787         4,625
                                             ============
   Less--amount representing interest                             2,129
                                                             ----------
   Present value of net minimum payments on
    capitalized leases (Note I)                              $    2,496
                                                             ==========

                       BB&T CORPORATION AND SUBSIDIARIES

NOTE G. Loan Servicing

  The following is an analysis of capitalized mortgage servicing rights included in other assets in the Consolidated Balance Sheets:

                                      Capitalized Mortgage
                                        Servicing Rights
                                    --------------------------
                                        1999          1998
                                    ------------  ------------
                                     (Dollars in thousands)
   Balance, January 1,              $    115,218  $     75,471
     Amount capitalized                   78,527        85,113
     Amount sold                             --         (1,118)
     Amortization expense                (27,628)      (26,817)
     Change in valuation allowance        19,489       (17,431)
                                    ------------  ------------
   Balance, December 31,            $    185,606  $    115,218
                                    ============  ============

  Capitalized mortgage servicing rights are being amortized on a disaggregated loan basis using an accelerated method over the estimated life of the underlying loans. The servicing rights portfolio is analyzed each quarter to identify possible impairment using a disaggregated discounted cash flow methodology that is stratified by predominant risk characteristics. These characteristics include stratification based on interest rates in intervals of 150 basis points, type of loan and maturity of loan. Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights in 1999 and 1998 including the effects of related hedging instruments:

                                     Valuation Allowance for
                                    Mortgage Servicing Rights
                                    --------------------------
                                        1999          1998
                                    ------------  ------------
                                     (Dollars in thousands)
   Balance, January 1,              $     21,031  $      3,600
     Additions                               462        17,704
     Reductions                          (19,951)         (273)
                                    ------------  ------------
   Balance, December 31,            $      1,542  $     21,031
                                    ============  ============

  Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $13.9 billion and $11.4 billion at December 31, 1999 and 1998, respectively.

                       BB&T CORPORATION AND SUBSIDIARIES

NOTE H. Short-Term Borrowed Funds

  Short-term borrowed funds are summarized as follows:

                                                         December 31,
                                                     ---------------------
                                                        1999       1998
                                                     ---------- ----------
                                                          (Dollars in
                                                          thousands)
   Federal funds purchased                           $  287,131 $  924,307
   Term Federal funds purchased                             --      25,000
   Securities sold under agreements to repurchase     1,874,432  1,683,737
   Master notes                                         698,704    675,141
   U.S. Treasury tax and loan deposit notes payable   1,202,924    182,741
   Short-term Federal Home Loan Bank advances           241,926    218,579
   Short-term bank notes                              1,645,000     73,181
   Other short-term borrowed funds                      925,173    103,051
                                                     ---------- ----------
     Total short-term borrowed funds                 $6,875,290 $3,885,737
                                                     ========== ==========

  Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Term Federal funds purchased are identical to Federal funds; however, maturities vary and are greater than one day. Securities sold under agreements to repurchase are borrowings collateralized by securities of the U.S. Government or its agencies and have maturities ranging from one to ninety days. U.S. Treasury tax and loan deposit notes payable are payable upon demand to the U.S. Treasury. Master notes are unsecured, non-negotiable obligations of BB&T (variable rate commercial paper). Short-term Federal Home Loan Bank advances generally mature daily. Short-term bank notes are unsecured borrowings issued by the banking subsidiaries that generally mature in less than one year.

                       BB&T CORPORATION AND SUBSIDIARIES

NOTE I. Long-Term Debt

  Long-term debt is summarized as follows:

                                                            December 31,
                                                       -----------------------
                                                          1999        1998
                                                       ----------- -----------
                                                       (Dollars in thousands)
Capitalized leases, varying maturities to 2028 with
 rates from 8.11% to 12.65%. Balance represents the
 unamortized amounts due on leases of various
 facilities.                                           $     2,496 $     3,462
Medium-term bank notes, unsecured, varying maturities
 to 2008 with variable rates from 5.279% to 7.48%.         969,945   1,389,890
Advances from Federal Home Loan Bank, varying
 maturities to 2018 with rates from 1.00% to 8.75%.      3,562,207   3,056,502
Subordinated Notes, unsecured, dated May 21, 1996,
 June 3, 1997 and June 30, 1998(1); maturing May 23,
 2003, June 15, 2007 and June 30, 2025; with interest
 rates of 7.05%, 7.25% and 6.375%, respectively. (2)       857,272     858,303
CMO Bonds, secured by investments, dated 1985,
 callable July 1, 2001, with an interest rate of
 11.25%.                                                     8,128      10,558
Corporation-obligated mandatorily redeemable capital
 securities, dated June 15, 1997, maturing June 15,
 2027, with interest at 10.07%; June 15, 1997,
 maturing June 15, 2028, with interest at 8.40%; and
 Nov. 19, 1997, maturing Nov. 19, 2027, with interest
 at 8.90%.(3)                                               89,237      88,000
Other mortgage indebtedness                                  2,449       6,135
                                                       ----------- -----------
  Total long-term debt                                 $ 5,491,734 $ 5,412,850
                                                       =========== ===========

--------
  Excluding the capitalized leases set forth in Note F, future debt maturities are $1.1 billion, $554.1 million, $75.7 million, $293.4 million and $.5 million for the next five years. The maturities for 2005 and later years total $3.4 billion.

(1) The $350 million in subordinated debt, issued June 30, 1998, is mandatorally puttable to BB&T on June 30, 2005, and contains a remarketing option that allows the debt to be reissued by the holder of the option to the stated maturity of June 30, 2025.
(2) Subordinated notes qualify under the risk-based capital guidelines as Tier 2 supplementary capital.
(3) Securities qualify under the risk-based capital guidelines as Tier 1 capital.

NOTE J. Shareholders' Equity

  The authorized capital stock of BB&T consists of 500,000,000 shares of common stock, $5 par value, and 5,000,000 shares of preferred stock, $5 par value. At December 31, 1999, 331,170,260 shares of common stock and no shares of preferred stock were issued and outstanding.

 Stock Option Plans

  At December 31, 1999, BB&T had the following stock-based compensation plans: the 1994 and 1995 Omnibus Stock Incentive Plans ("Omnibus Plans"), the Incentive Stock Option Plan ("ISOP"), the Non-Qualified Stock Option Plan ("NQSOP") and the Non-Employee Directors' Stock Option Plan ("Directors' Plan"), which are described below. BB&T accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these

                       BB&T CORPORATION AND SUBSIDIARIES
plans been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method described by SFAS No. 123, BB&T's pro forma net income and pro forma earnings per share would have been as follows:

                                            For the Years Ended December 31,
                                            --------------------------------
                                               1999       1998       1997
                                            ---------- ---------- ----------
                                                 (Dollars in thousands,
                                                 except per share data)
   Net income applicable to common shares:
     As reported                            $  612,847 $  543,211 $  405,467
     Pro Forma                                 594,588    531,668    396,125
   Basic EPS:
     As reported                                  1.86       1.67       1.25
     Pro Forma                                    1.81       1.63       1.22
   Diluted EPS:
     As reported                                  1.83       1.63       1.23
     Pro Forma                                    1.78       1.60       1.20

  The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995; therefore, the weighted average fair value of options granted prior to that date has not been calculated. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 2.5% in 1999, 2.4% in 1998 and 2.7% in 1997; expected volatility of 25% in 1999, 24% in 1998 and 22% in 1997; risk free interest rates of 5.3%, 5.7% and 6.2% for 1999, 1998 and 1997, respectively; and expected lives of 6.0 years, 6.3 years and 6.3 years for 1999, 1998 and 1997, respectively.

  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  In April, 1994 and February, 1995, the shareholders approved the Omnibus Plans which cover the award of incentive stock options, non-qualified stock options, shares of restricted stock, performance shares and stock appreciation rights. In April 1996, the shareholders approved an amendment to the 1995 Omnibus Plan that increased the maximum number of shares issuable under the terms of the plan, after giving effect to the August 3, 1998, 2-for-1 stock split, to 12,000,000. The provisions of the 1995 Omnibus Plan also provide for an automatic increase in the authorized number of shares issuable, equal to 3% of any increase in the Corporation's outstanding common shares. Including options authorized under these provisions, the maximum number of shares issuable under the plan was 16,601,000 at December 31, 1999. The combined shares issuable under both Omnibus Plans, after giving effect to the 2-for-1 stock split and the automatic increase provided by the terms of the 1995 Omnibus Plan, is 24,601,000 at December 31, 1999. The Omnibus Plans are intended to allow BB&T to recruit and retain employees with ability and initiative and to associate the employees' interests with those of BB&T and its shareholders. At December 31, 1999, 9,041,313 qualified stock options at prices ranging from $4.29 to $40.31 and 2,957,749 non-qualified stock options at prices ranging from $.005 to $33.26 were outstanding. The stock options generally vest over 3 years and have a 10-year term.

  The ISOP and the NQSOP were established to retain key officers and key management employees and to offer them the incentive to use their best efforts on behalf of BB&T. The plans, which expire on December 19, 2000, further provide for up to 2,202,000 shares of common stock to be

                       BB&T CORPORATION AND SUBSIDIARIES
reserved for the granting of options, which have a four year vesting schedule and must be exercised within ten years from the date granted. Incentive stock options granted must have an exercise price equal to at least 100% of the fair market value of common stock on the date granted, and the non-qualified stock options must have an exercise price equal to at least 85% of the fair market value on the date granted. At December 31, 1999, options to purchase 142,526 shares of common stock at prices ranging from $4.75 to $8.375 were outstanding pursuant to the NQSOP. At December 31, 1999, options to purchase 102,546 shares of common stock at an exercise price of $9.8885 were outstanding pursuant to the ISOP.

  The Directors' Stock Option Plan is intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. The plan creates a deferred compensation system for participating non-employee directors. Each non-employee director may elect to defer 0%, 50% or 100% of the annual retainer fee for each calendar year and apply that percentage toward the grant of options to purchase BB&T common stock. Such elections are required to be in writing and are irrevocable for each calendar year. The exercise price at which shares of BB&T common stock may be purchased shall be equal to 75% of the market value of the common stock as of the date of grant. Options are vested in six months and may be exercised anytime thereafter until the expiration date, which is 10 years from the date of grant. The Directors' Plan provides for the reservation of up to 1,800,000 shares of BB&T common stock. At December 31, 1999, options to purchase 814,370 shares of common stock at prices ranging from $6.3578 to $28.8719 were outstanding pursuant to the Directors' Plan.

  BB&T also has options outstanding that were granted by certain acquired companies. These options, which have not been included in the plans described above, totaled 166,742 as of December 31, 1999, with option prices ranging from $1.3334 to $11.8535.

  A summary of the status of the Company's stock option plans at December 31, 1999, 1998 and 1997 and changes during the years then ended is presented below:

                                  1999                  1998                  1997
                          --------------------- --------------------- ---------------------
                                      Wtd. Avg.             Wtd. Avg.             Wtd. Avg.
                                      Exercise              Exercise              Exercise
                            Shares      Price     Shares      Price     Shares      Price
                          ----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning
 of year                  12,910,599   $14.57   13,637,818   $11.08   14,092,315   $ 9.17
Granted                    2,634,990    32.34    2,701,139    26.30    2,480,564    17.92
Exercised                 (2,171,907)   11.13   (3,318,063)    9.14   (2,798,102)    7.39
Forfeited or Expired        (148,436)   31.85     (119,891)   20.63     (136,959)   13.73
Reconciliation of fiscal
 year to calendar year           --       --         9,596      --           --       --
                          ----------   ------   ----------   ------   ----------   ------
Outstanding at end of
 year                     13,225,246   $18.47   12,910,599   $14.57   13,637,818   $11.08
                          ==========   ======   ==========   ======   ==========   ======
Options exercisable at
 year-end                 10,761,544   $15.32    9,920,136   $11.22   11,084,467   $ 9.64
                          ----------   ------   ----------   ------   ----------   ------

  The weighted average fair value of options granted was $8.96, $8.07 and $4.88 per option at December 31, 1999, 1998 and 1997, respectively.

                       BB&T CORPORATION AND SUBSIDIARIES

  The following table summarizes information about the options outstanding at December 31, 1999:

                                Options Outstanding         Options Exercisable
                         --------------------------------- ---------------------
                                      Weighted-
                                       Average   Weighted-             Weighted-
                           Number     Remaining   Average    Number     Average
      Range of           Outstanding Contractual Exercise  Exercisable Exercise
   Exercise Prices        12/31/99      Life       Price    12/31/99     Price
   ---------------       ----------- ----------- --------- ----------- ---------
     $ 0.01 to $ 2.50         6,384      4.7yrs   $ 1.13        6,384   $ 1.13
     $ 2.51 to $ 3.75         9,202      3.4        3.23        9,202     3.23
     $ 3.76 to $ 5.50        78,144      2.4        4.61       72,494     4.62
     $ 5.51 to $ 8.25     1,224,692      2.3        6.91    1,224,692     6.91
     $ 8.26 to $12.25     4,218,578      4.5       10.36    4,218,578    10.36
     $12.26 to $18.25     2,134,633      6.2       13.61    2,134,633    13.61
     $18.26 to $27.25     1,917,377      7.6       21.05    1,553,826    21.23
     $27.26 to $40.31     3,636,236      8.7       33.65    1,541,735    32.63
                         ----------      ---      ------   ----------   ------
                         13,225,246      6.2yrs   $18.47   10,761,544   $15.32
                         ==========      ===      ======   ==========   ======

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

                       BB&T CORPORATION AND SUBSIDIARIES

Note K. Income Taxes

  The provision for income taxes was composed of the following:

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                   (Dollars in thousands)
   Current expense:
     Federal                                     $102,118  $193,830  $216,703
     State                                          7,498    10,051    10,094
                                                 --------  --------  --------
                                                  109,616   203,881   226,797
   Deferred expense (benefit)                     181,607    48,222   (15,545)
                                                 --------  --------  --------
   Provision for income taxes                    $291,223  $252,103  $211,252
                                                 ========  ========  ========

  The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
                                                   (Dollars in thousands)
   Federal income taxes at statutory rates of
    35%                                          $316,425  $278,308  $216,767
   Tax-exempt income from securities, loans and
    leases less related non-deductible interest
    expense                                       (17,822)  (13,821)  (13,098)
   State income taxes, net of Federal tax
    benefit                                         7,699     8,576     6,285
   Other, net                                     (15,079)  (20,960)    1,298
                                                 --------  --------  --------
   Provision for income taxes                    $291,223  $252,103  $211,252
                                                 ========  ========  ========
   Effective income tax rate                         32.2%     31.7%     34.1%
                                                 ========  ========  ========

                       BB&T CORPORATION AND SUBSIDIARIES

  The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets (liabilities) in the "Consolidated Balance Sheets" were:

                                                       December 31,
                                                  ------------------------
                                                     1999         1998
                                                  -----------  -----------
                                                  (Dollars in thousands)
   Deferred tax assets:
     Allowance for loan and lease losses          $   143,945  $   133,115
     Net unrealized depreciation on securities
      available for sale                              165,368          --
     Deferred compensation                             38,140       30,723
     Postretirement benefits other than pensions       19,973       19,217
     Other                                             57,583       41,503
                                                  -----------  -----------
   Total tax deferred assets                          425,009      224,558
                                                  -----------  -----------
   Deferred tax liabilities:
     Depreciation                                     (14,007)     (18,029)
     Net unrealized appreciation on securities
      available for sale                                  --       (40,492)
     Lease financing                                 (254,197)     (75,933)
     Mortgage servicing rights                        (41,359)      (3,807)
     Other                                            (25,283)     (27,938)
                                                  -----------  -----------
   Total tax deferred liabilities                    (334,846)    (166,199)
                                                  -----------  -----------
   Net deferred tax asset                         $    90,163  $    58,359
                                                  ===========  ===========

  Securities transactions resulted in income tax (benefits) expense of $(2.0 million), $3.4 million and $1.8 million related to securities (losses) gains for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE L. Benefit Plans

  BB&T provides various benefit plans to existing employees and employees of acquired entities. Employees of acquired entities generally participate in existing BB&T plans upon consummation of the business combinations. Credit is usually given to these employees for years of service at the acquired institution.

  The following table discloses expenses relating to employee benefit plans restated for transactions accounted for as poolings of interests.

                                              1999    1998    1997
                                             ------- ------- -------
                                             (Dollars in thousands)
   Defined benefit plans                     $15,309 $ 9,201 $14,225
   Defined contribution and ESOP plans        16,571  19,922  28,475
                                             ------- ------- -------
     Total expense related to benefit plans  $31,880 $29,123 $42,700
                                             ======= ======= =======

                       BB&T CORPORATION AND SUBSIDIARIES

 Retirement Plans

  BB&T provides a defined benefit retirement plan qualified under the Internal Revenue Code that covers substantially all employees. Benefits are based on years of service, age at retirement and the employee's compensation during the five highest consecutive years of earnings within the last ten years of employment. BB&T's contributions to the plan are in amounts between the minimum required for funding standard accounts and the maximum deductible for federal income tax purposes.

  Supplemental retirement benefits are provided to certain key officers under supplemental defined benefit executive retirement plans, which are not qualified under the Internal Revenue Code. Although technically unfunded plans, insurance policies on the lives of the covered employees partially fund future benefits.

  The tables below summarize data relative to the plans for the years as indicated:

                                   1999      1998      1997
                                 --------  --------  --------
                                   (Dollars in thousands)
Net Periodic Pension Cost
-------------------------
Service cost                     $ 18,935  $ 15,059  $ 12,412
Interest cost                      22,456    19,765    17,971
Estimated return on plan assets   (26,017)  (22,869)  (17,987)
Net amortization and other         (2,133)    1,257       790
                                 --------  --------  --------
    Net periodic pension cost    $ 13,241  $ 13,212  $ 13,186
                                 ========  ========  ========

                                          Plans for which    Plans for which
                                           assets exceed       accumulated
                                            accumulated      benefits exceed
                                             benefits            assets
                                         ------------------  ----------------
                                           1999      1998     1999     1998
                                         --------  --------  -------  -------
                                              (Dollars in thousands)
Change in Projected Benefit Obligation
--------------------------------------
Projected benefit obligation, January
 1,                                      $300,136  $244,769  $32,820  $24,188
  Service cost                             17,784    13,932    1,151    1,127
  Interest cost                            20,420    17,765    2,037    2,000
  Actuarial (gain) loss                   (57,384)   26,529   (6,606)   6,190
  Benefits paid                           (16,522)  (10,502)    (669)    (685)
  Change in plan provisions                (2,418)    2,813       75      --
  Other, net                                6,384     4,830       (1)     --
                                         --------  --------  -------  -------
Projected benefit obligation, December
 31,                                     $268,400  $300,136  $28,807  $32,820
                                         ========  ========  =======  =======
                                           1999      1998     1999     1998
                                         --------  --------  -------  -------
                                              (Dollars in thousands)
Change in Plan Assets
---------------------
Fair value of plan assets, January 1,    $321,474  $284,905  $   --   $   --
  Accrual return on plan assets            15,091    35,965      --       --
  Employer contributions                    1,693     5,349      669      685
  Benefits paid                           (16,522)  (10,502)    (669)    (685)
  Other, net                                6,384     5,757      --       --
                                         --------  --------  -------  -------
Fair value of plan assets, December 31,  $328,120  $321,474  $   --   $   --
                                         ========  ========  =======  =======

                       BB&T CORPORATION AND SUBSIDIARIES

                                        Plans for which    Plans for which
                                         assets exceed       accumulated
                                          accumulated      benefits exceed
                                           benefits            assets
                                        ----------------  ------------------
                                         1999     1998      1999      1998
                                        -------  -------  --------  --------
                                             (Dollars in thousands)
   Net Amount Recognized
   ---------------------
   Funded status                        $59,719  $21,338  $(28,807) $(32,820)
   Unrecognized transition (asset)
    obligation                           (4,262)  (5,400)      191       234
   Unrecognized prior service cost      (20,949) (20,909)    2,781     3,114
   Unrecognized net loss                (26,890)  19,568     3,678    11,215
                                        -------  -------  --------  --------
   Net amount recognized                $ 7,618  $14,597  $(22,157) $(18,257)
                                        =======  =======  ========  ========
                                         1999     1998      1999      1998
                                        -------  -------  --------  --------
                                             (Dollars in thousands)
   Reconciliation of Net Pension Asset
    (Liability)
   -----------------------------------
   Prepaid pension cost, January 1,     $14,597  $16,446  $(18,257) $(13,086)
   Contributions                          1,693    5,349       517       519
   Net periodic pension cost             (8,672)  (8,126)   (4,452)   (4,489)
   Other, net                               --       928        35    (1,201)
                                        -------  -------  --------  --------
   Prepaid (accrued) pension cost,
    December 31,                        $ 7,618  $14,597  $(22,157) $(18,257)
                                        =======  =======  ========  ========

                                                               December 31,
                                                               --------------
                                                                1999    1998
                                                               ------  ------
   Weighted Average Assumptions
   ----------------------------
   Weighted average assumed discount rate                        7.75%   6.75%
   Weighted average expected long-term rate of return on plan
    assets                                                       8.00    8.00
   Assumed rate of annual compensation increases                 5.50    5.50

  Pension plan assets consist primarily of investments in mutual funds consisting of equity investments, obligations of the U.S. Treasury and Federal agencies and corporations. Plan assets included $18.5 million and $26.8 million of BB&T common stock at December 31, 1999 and 1998 respectively. The market value of total plan assets was $328.1 million and $321.5 million at December 31, 1999 and 1998, respectively.

 Postretirement Benefits

  BB&T revised its retiree health care plans in preparation for the implementation of SFAS No. 106, "Accounting for Postretirement Benefits Other Than Pensions." The new plan covers employees retiring after December 31, 1995 who are eligible for participation in the BB&T pension plan and have at least ten years of service. The plan requires retiree contributions, with a subsidy by BB&T based upon years of service of the employee at the time of retirement. The subsidy is periodically reviewed for adjustment. The plan provides flexible benefits to retirees or their dependents.

                       BB&T CORPORATION AND SUBSIDIARIES

  The following tables set forth the components of the retiree benefit plan and the amount recognized in the consolidated financial statements at December 31, 1999, 1998 and 1997.

                                              1999    1998    1997
                                             ------- ------- -------
                                             (Dollars in thousands)
   Net Periodic Postretirement Benefit Cost
   ----------------------------------------
     Service cost                            $ 1,126 $ 1,550 $   733
     Interest cost                             3,314   3,422   2,586
     Amortization and other                      518     519     (37)
                                             ------- ------- -------
       Total expense                         $ 4,958 $ 5,491 $ 3,282
                                             ======= ======= =======

                                                  1999         1998
                                               -----------  -----------
                                               (Dollars in thousands)
   Change in Projected Benefit Obligation
   --------------------------------------
   Projected benefit obligation, January 1,    $    53,630  $    38,342
     Service cost                                    1,126        1,550
     Interest cost                                   3,314        3,422
     Plan participants' contributions                  727          475
     Actuarial loss (gain)                          (8,286)       4,958
     Benefits paid                                  (1,793)      (1,859)
     Other, net                                      2,480        6,742
                                               -----------  -----------
   Projected benefit obligation, December 31,  $    51,198  $    53,630
                                               ===========  ===========
                                                  1999         1998
                                               -----------  -----------
                                               (Dollars in thousands)
   Change in Plan Assets
   ---------------------
   Fair value of plan assets, January 1,       $       --   $       --
     Actual return on plan assets                      --           --
     Employer contributions                          1,066        1,384
     Plan participants' contributions                  727          475
     Benefits paid                                  (1,793)      (1,859)
                                               -----------  -----------
   Fair value of plan assets, December 31,     $       --   $       --
                                               ===========  ===========
                                                  1999         1998
                                               -----------  -----------
                                               (Dollars in thousands)
   Net Amount Recognized
   ---------------------
   Funded status                               $   (51,198) $   (53,630)
   Unrecognized prior service cost                   5,704        6,223
   Unrecognized net (gain) loss                     (7,740)         600
                                               -----------  -----------
   Net amount recognized                       $   (53,234) $   (46,807)
                                               ===========  ===========

                       BB&T CORPORATION AND SUBSIDIARIES

                                                         1999        1998
                                                      ----------- -----------
                                                      (Dollars in thousands)
   Reconciliation of Postretirement Benefit Cost
   ---------------------------------------------
   Prepaid (accrued) postretirement benefit cost,
    January 1,                                         $(46,807)   $(42,700)
     Contributions                                        1,066       1,384
     Net periodic postretirement benefit cost            (4,958)     (5,491)
     Other, net                                          (2,535)        --
                                                       --------    --------
   Prepaid (accrued) postretirement benefit cost,
    December 31,                                       $(53,234)   $(46,807)
                                                       ========    ========
                                                           December 31,
                                                      -----------------------
                                                         1999        1998
                                                      ----------- -----------
   Weighted Average Assumptions
   Weighted average assumed discount rate                  7.75%       6.75%
   Medical trend rate--initial year                        8.00        9.00
   Medical trend rate--ultimate                            5.00        5.00
   Select period                                          3 yrs       4 yrs
                                                      1% Increase 1% Decrease
                                                      ----------- -----------
   Impact of a 1% change in assumed health care cost
    on:
     Service and interest costs                            1.90%      (1.70)%
     Accumulated postretirement benefit obligation         1.80       (1.60)

 401-k Savings Plan

  Effective January 1, 1996, BB&T's Employee Stock Ownership Plan was merged into the former BB&T Financial Corporation Savings and Thrift Plan to form the BB&T Corporation 401-k Savings Plan. The plan permits employees to contribute up to 16% of their compensation. BB&T matches up to 6% of the employee's compensation with a 100% matching contribution.

 Settlement Agreements

  In connection with a merger, an executive officer of a merged institution agreed to retire during 1997. BB&T entered into a settlement and noncompetition agreement with this executive officer to settle an existing employment contract and to require the officer not to compete with BB&T. The settlement agreement provides for annual payments of $769,392 (to be adjusted annually in accordance with the Consumer Price Index) until the executive reaches the age of 65 in 2002, at which time the annual payments will be reduced to 70% of the amount paid during the final year pursuant the agreement, estimated to be approximately $623,000, less the company-provided portion of benefits payable under certain existing benefit plans. The reduced payments will continue for the life of the executive. If the executive's current wife survives him, payments will continue to her in the annual amount equal to 35% of the amount paid to the executive during the final year pursuant to the agreement. The executive officer has agreed not to compete in a defined geographic area for ten years.

 Other

  There are various other employment contracts, deferred compensation arrangements and covenants not to compete with selected members of management and certain retirees.

                       BB&T CORPORATION AND SUBSIDIARIES

NOTE M. Commitments and Contingencies

  BB&T is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and financial guarantees, interest rate caps and floors written, interest rate swaps and forward and futures contracts.

  BB&T's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit and standby letters of credit and financial guarantees written is represented by the contractual notional amount of those instruments. BB&T uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet transactions.

                                                           Notional Amount at
                                                              December 31,
                                                         -----------------------
                                                            1999        1998
                                                         ----------- -----------
                                                         (Dollars in thousands)
   Financial instruments whose contract amounts
    represent credit risk:
     Commitments to extend, originate or purchase
      credit                                             $12,109,347 $10,678,283
     Standby letters of credit and financial guarantees
      written                                                463,106     386,151
     Commercial letters of credit                             40,417      36,277
   Financial instruments whose notional or contract
    amounts exceed the amount of credit risk:
     Forward and futures contracts                       $   319,411 $ 1,274,620
     Foreign exchange contracts                               72,228     136,628

  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the total commitment amounts shown in the above table are not necessarily indicative of future cash requirements. BB&T evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by BB&T upon extension of credit, is based on management's evaluation of the creditworthiness of the counterparty.

  Standby letters of credit and financial guarantees written are conditional commitments issued by BB&T to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers, and letters of credit are collateralized when necessary.

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

                       BB&T CORPORATION AND SUBSIDIARIES

 Legal Proceedings

  The nature of the business of BB&T's banking subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of BB&T are involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that the liabilities, if any, arising from these proceedings will not have a materially adverse effect on the consolidated financial position or consolidated results of operations of BB&T.

NOTE N. Regulatory Requirements and Other Restrictions

  BB&T's subsidiary banks are required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank based on certain percentages of deposit types, subject to various adjustments. At December 31, 1998, the net reserve requirement amounted to $264.2 million.

  BB&T's subsidiary banks are prohibited from paying dividends from their capital stock and additional paid-in capital accounts and are required by regulatory authorities to maintain minimum capital levels. Subject to restrictions imposed by state laws and federal regulations, the Boards of Directors of the subsidiary banks could have declared dividends from their retained earnings up to $1.4 billion at December 31, 1999.

  BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on BB&T's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of BB&T's assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T was in compliance with these requirements at December 31, 1999.

  Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets.

                       BB&T CORPORATION AND SUBSIDIARIES

  The following table provides summary information regarding regulatory capital for BB&T and its significant banking subsidiaries as of December 31, 1999 and 1998:

                       December 31, 1999             December 31, 1998
                  ----------------------------- -----------------------------
                                    For Minimum                   For Minimum
                       Actual         Capital        Actual         Capital
                  -----------------  Adequacy   -----------------  Adequacy
                  Ratio    Amount    Purposes   Ratio    Amount    Purposes
                  -----  ---------- ----------- -----  ---------- -----------
                                   (Dollars in thousands)
Tier 1 Capital
  BB&T             9.3%  $2,845,786 $1,223,794  10.5%  $2,747,687 $1,051,106
  BB&T--NC         9.8    1,977,275    806,531  10.9    1,839,894    675,643
  BB&T--SC         9.7      366,991    151,036  12.7      421,891    133,225
  BB&T--VA        11.3      373,412    132,495  14.8      477,894    129,551
  First Liberty    9.3      122,272     52,684  10.3      111,660     43,321
Total Capital
  BB&T            13.0%  $3,985,971 $2,447,589  14.9%  $3,907,092 $2,102,212
  BB&T--NC        11.0    2,209,849  1,613,062  12.2    2,059,494  1,351,286
  BB&T--SC        11.0      413,911    302,071  13.9      463,895    266,451
  BB&T--VA        12.5      415,120    264,990  16.0      518,525    259,103
  First Liberty   10.5      138,046    105,369  11.6      125,185     86,642
Leverage Capital
  BB&T             6.6%  $2,845,786 $1,287,471   7.1%  $2,747,687 $1,160,476
  BB&T--NC         6.7    1,977,275    879,741   7.2    1,839,894    764,608
  BB&T--SC         7.7      366,991    142,148   9.3      421,891    135,789
  BB&T--VA         7.5      373,412    148,745   9.4      477,894    153,013
  First Liberty    6.9      122,272     53,018   7.5      111,660     44,843

                       BB&T CORPORATION AND SUBSIDIARIES

NOTE O. Parent Company Financial Statements

                            Condensed Balance Sheets

                           December 31, 1999 and 1998

                                                      1999        1998
                                                   ----------- -----------
                                                   (Dollars in thousands)
   Assets
   Cash and due from banks                         $     8,120 $     4,323
   Interest-bearing bank balances                      548,615     607,389
   Securities                                           15,850      21,539
   Investment in banking subsidiaries                3,198,063   3,499,484
   Investment in other subsidiaries                    554,749     170,855
                                                   ----------- -----------
     Total investments in subsidiaries               3,752,812   3,670,339
                                                   ----------- -----------
   Advances to subsidiaries                            348,000     359,600
   Premises and equipment                                5,201       5,366
   Receivables from subsidiaries and other assets      266,927     183,972
                                                   ----------- -----------
     Total assets                                  $ 4,945,525 $ 4,852,528
                                                   =========== ===========
   Liabilities and Shareholders' Equity
   Short-term borrowed funds                       $   698,704 $   677,141
   Dividends payable                                    69,589      52,110
   Accounts payable and accrued liabilities             27,873      26,542
   Long-term debt                                      950,200     925,590
                                                   ----------- -----------
     Total liabilities                               1,746,366   1,681,383
                                                   ----------- -----------
     Total shareholders' equity                      3,199,159   3,171,145
                                                   ----------- -----------
     Total liabilities and shareholders' equity    $ 4,945,525 $ 4,852,528
                                                   =========== ===========

                       BB&T CORPORATION AND SUBSIDIARIES

                          Condensed Income Statements

              For the Years Ended December 31, 1999, 1998 and 1997

                                                     1999     1998     1997
                                                   -------- -------- --------
                                                     (Dollars in thousands)
Income
Dividends from subsidiaries                        $589,329 $421,774 $265,442
Interest and other income from subsidiaries          91,521   95,232   74,911
Interest on investment securities                       322      971    1,782
Other income                                            498   17,914    2,647
                                                   -------- -------- --------
  Total income                                      681,670  535,891  344,782
                                                   -------- -------- --------
Expenses
Interest expense                                     81,815   89,903   56,127
Other expenses                                       23,646   37,202   30,372
                                                   -------- -------- --------
  Total expenses                                    105,461  127,105   86,499
                                                   -------- -------- --------
Income before income taxes and equity in
 undistributed
 earnings of subsidiaries                           576,209  408,786  258,283
Income tax benefit                                    1,352    3,877    1,075
                                                   -------- -------- --------
Income before equity in undistributed earnings of
 subsidiaries                                       577,561  412,663  259,358
Equity in undistributed earnings of subsidiaries     35,286  130,548  146,222
                                                   -------- -------- --------
Net income                                         $612,847 $543,211 $405,580
                                                   ======== ======== ========

                       BB&T CORPORATION AND SUBSIDIARIES

                       Condensed Statements of Cash Flows

              For the Years Ended December 31, 1999, 1998 and 1997

                                                  1999       1998       1997
                                                ---------  ---------  ---------
                                                   (Dollars in thousands)
Cash Flows Operating Activities:
Net income                                      $ 612,847  $ 543,211  $ 405,580
Adjustments to reconcile net income to net
 cash provided by
 operating activities:
  Net income of subsidiaries less than (in
   excess of) dividends from subsidiaries         (35,286)  (130,548)  (146,222)
  Depreciation of premises and equipment              165        171        272
  Amortization of unearned compensation             3,873      1,171      8,133
  Discount secretion and premium amortization         --         --         421
  Loss (gain) on sales of securities                  955        (37)       --
  Loss on disposals of other real estate owned        --         191         47
  Reconciliation of fiscal year of merged
   company to calendar year                           --        (158)       --
  Decrease (increase) in other assets             (88,109)  (117,903)   (27,526)
  Increase (decrease) in accounts payable and
   accrued liabilities                                (25)     5,832        (38)
                                                ---------  ---------  ---------
    Net cash provided by operating activities     494,420    301,930    240,667
                                                ---------  ---------  ---------
Cash Flows From Investing Activities:
Proceeds from sales of securities available
 for sale                                           4,729     64,984     10,206
Proceeds from maturities, calls and paydowns
 of securities available for sale                     --         --      35,482
Purchases of securities available for sale            --     (54,804)  (214,064)
Investment in subsidiaries                        (81,371)   (82,677)   (12,024)
Advances to subsidiaries                         (728,586)  (677,728)  (446,844)
Proceeds from repayment of advances to
 subsidiaries                                     740,186    530,967    369,435
Net cash (paid) received in purchase
 accounting transactions                              588     (6,051)   (45,852)
Other, net                                            --         143        594
                                                ---------  ---------  ---------
    Net cash used in investing activities         (64,454)  (225,166)  (303,067)
                                                ---------  ---------  ---------
Cash Flows From Financing Activities:
Net increase in long-term debt                     19,806    393,178    393,192
Net increase in short-term borrowed funds          21,563     27,750    161,581
Advances from subsidiaries                            --       4,191        --
Repayment of advances from subsidiaries               --      (3,260)       --
Net proceeds from common stock issued              39,594     34,916     27,274
Redemption of common stock                       (326,008)  (345,029)  (326,838)
Cash dividends paid on common and preferred
 stock                                           (239,898)  (202,740)  (170,081)
Other, net                                            --         264     (1,259)
                                                ---------  ---------  ---------
    Net cash (used in) provided by financing
     activities                                  (484,943)   (90,730)    83,869
                                                ---------  ---------  ---------
Net (Decrease) Increase in Cash and Cash
 Equivalents                                      (54,977)   (13,966)    21,469
Cash and Cash Equivalents at Beginning of Year    611,712    625,678    604,209
                                                ---------  ---------  ---------
Cash and Cash Equivalents at End of Year        $ 556,735  $ 611,712  $ 625,678
                                                =========  =========  =========

                       BB&T CORPORATION AND SUBSIDIARIES

Note P. Disclosures about Fair Value of Financial Instruments

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of on- and off-balance sheet financial instruments. A financial instrument is defined by SFAS No. 107 as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms.

  Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. SFAS No. 107 specifies that fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. No readily available market exists for a significant portion of BB&T's financial instruments. Fair value estimates for these instruments are based on judgments regarding current economic conditions, currency and interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect the estimates.

  The following methods and assumptions were used by BB&T in estimating the fair value of its financial instruments:

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

                       BB&T CORPORATION AND SUBSIDIARIES

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

  The following is a summary of the carrying amounts and fair values of BB&T's financial assets and liabilities as of the periods indicated:

                                       1999                     1998
                              ------------------------ ------------------------
                               Carrying       Fair      Carrying       Fair
                                Amount        Value      Amount        Value
                              -----------  ----------- -----------  -----------
                                          (Dollars in thousands)
Financial assets:
  Cash and cash equivalents   $ 1,435,820  $ 1,435,820 $ 1,242,590  $ 1,242,590
  Trading securities               93,221       93,221      60,422       60,422
  Securities available for
   sale                        10,482,044   10,482,044   9,498,486    9,498,486
  Securities held to maturity      97,122       98,070     360,783      368,655
  Loans and leases:
    Loans                      27,726,261   27,269,164  25,617,240   26,211,686
    Leases                      1,471,194          N/A     986,885          N/A
    Allowance for losses         (387,963)         N/A    (361,869)         N/A
                              -----------              -----------
      Net loans and leases    $28,809,492              $26,242,256
                              -----------              -----------
Financial liabilities:
  Deposits                    $27,251,142   27,289,977 $26,449,632   26,503,491
  Short-term borrowed funds     6,875,290    6,875,290   3,885,737    3,885,737
  Long-term debt                5,489,238    5,471,527   5,409,388    5,472,523
  Capitalized leases                2,496          N/A       3,462          N/A

--------
N/A--not applicable.

                       BB&T CORPORATION AND SUBSIDIARIES

  The following is a summary of the notional or contractual amounts and fair values of BB&T's off-balance sheet financial instruments as of the periods indicated:

                                            1999                  1998
                                    --------------------  --------------------
                                     Notional/             Notional/
                                     Contract     Fair     Contract     Fair
                                      Amount     Value      Amount     Value
                                    ----------- --------  ----------- --------
                                             (Dollars in thousands)
Off balance sheet financial
 instruments:
  Interest rate swaps, caps and
   floors                           $ 1,301,611 $   (301) $ 3,825,596 $ 35,938
  Commitments to extend, originate
   or purchase credit                12,109,347  (25,492)  10,678,283  374,928
  Standby and commercial letters of
   credit and financial guarantees
   written                              503,523   (7,553)     422,428   (4,650)
  Forward and futures contracts         319,411    2,544    1,274,620  196,952
  Foreign exchange contracts             72,228    1,149      136,628      319
  Option contracts purchased             15,000      (10)      35,000      623
  Option contracts written               47,250      236    1,267,250     (257)

NOTE Q. Derivatives and Off-Balance Sheet Financial Instruments

  BB&T utilizes interest rate swaps, caps, floors and collars in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap assets and liabilities may be transformed from fixed to a floating rate, from floating rates to fixed rates, or from one type of floating rate to another. Swap terms generally range from one year to ten years depending on the need. At December 31, 1999, derivatives with a total notional value of $1.3 billion, with terms ranging up to sixteen years, were outstanding.

                       BB&T CORPORATION AND SUBSIDIARIES

  The following tables set forth certain information concerning BB&T's interest rate swaps at December 31, 1999:

                 Interest Rate Swaps, Caps, Floors and Collars
                               December 31, 1999
                             (Dollars in thousands)

                             Notional      Receive        Pay         Fair
Type                          Amount        Rate          Rate        Value
----                        -----------  -----------  ------------ -----------
Receive fixed swaps         $  745,000          6.35%        6.20% $    (6,712)
Pay fixed swaps                494,361          5.74         5.31        6,411
Caps, Floors & Collars          62,250           --           --           --
                            ----------   -----------   ----------  -----------
  Total                     $1,301,611          6.11%        5.84% $      (301)
                            ==========   ===========   ==========  ===========
                              Receive     Pay Fixed   Caps, Floors
Year-to-date Activity       Fixed Swaps     Swaps      & Collars      Total
---------------------       -----------  -----------  ------------ -----------
Balance, December 31, 1998  $1,286,200   $ 1,242,146   $1,297,250  $ 3,825,596
Additions                       40,000       385,175       15,000      440,175
Maturities/amortizations      (581,200)   (1,051,553)    (550,000)  (2,182,753)
Terminations                       --        (81,407)    (700,000)    (781,407)
                            ----------   -----------   ----------  -----------
Balance, December 31, 1999  $  745,000   $   494,361   $   62,250  $ 1,301,611
                            ==========   ===========   ==========  ===========
                             One Year    One to Five   Five to 10
Maturity Schedule             or Less       Years        Years        Total
-----------------           -----------  -----------  ------------ -----------
Receive fixed swaps         $  185,000   $   270,000   $  290,000  $   745,000
Pay fixed swaps                 18,215       445,397       30,749      494,361
Caps, Floors & Collars          15,000        47,250          --        62,250
                            ----------   -----------   ----------  -----------
  Total                     $  218,215   $   762,647   $  320,749  $ 1,301,611
                            ==========   ===========   ==========  ===========

  As of December 31, 1999, deferred gains from new swap transactions initiated during 1999 were $195,000. There were no unamortized deferred gains or losses from terminated transactions remaining at year end. Active transactions resulted in a pretax net loss of $2.9 million.

  In addition to interest rate swaps, BB&T utilizes written covered over-the-counter call options on specific securities in the available-for-sale portfolio in order to enhance returns. During 1999, options were written on securities totaling $1.7 billion. Option fee income was $2.5 million for 1999. There were no unexercised options outstanding at December 31, 1999 or 1998.

  BB&T also utilizes over-the-counter purchased put options and net purchased put options (combination of purchased put option and written call option) in its mortgage banking activities. These options are used to hedge the mortgage warehouse and mortgage applications and loans in process against increasing interest rates. Written call options are used in tandem with purchased put options to create a net purchased put option that reduces the cost of the hedge. At December 31, 1999, net purchased put option contracts with a notional value of $15.0 million were outstanding.

  The $1.3 billion notional amount of derivatives used in interest rate risk management are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and fixed rate notes. BB&T does not utilize derivatives for trading purposes.

                       BB&T CORPORATION AND SUBSIDIARIES

  Although off-balance sheet derivative financial instruments do not expose BB&T to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized based on the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. All counterparties are reviewed annually for creditworthiness by BB&T's credit policy group. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 1999, BB&T's interest rate swaps, caps, floors and collars reflected an unrealized loss of $301,000.

  Other risks associated with interest-sensitive derivatives include the impact on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps' notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by BB&T. At December 31, 1999, BB&T had no indexed amortizing swaps outstanding.

                       BB&T CORPORATION AND SUBSIDIARIES

Note R. Calculations of Earnings Per Share

  The basic and diluted earnings per share calculations are presented in the following table:

                                                 Years Ended December 31,
                                            -----------------------------------
                                               1999        1998        1997
                                            ----------- ----------- -----------
                                             (Dollars in thousands, except per
                                                        share data)
Basic Earnings Per Share:
  Net income                                $   612,847 $   543,211 $   405,580
  Less:
    Preferred dividend requirement                  --          --          113
                                            ----------- ----------- -----------
  Income available for common shares        $   612,847 $   543,211 $   405,467
                                            =========== =========== ===========
  Weighted average number of common shares
   outstanding during the period            329,305,820 325,735,189 324,799,136
                                            ----------- ----------- -----------
  Basic earnings per share                  $      1.86 $      1.67 $      1.25
                                            =========== =========== ===========
Diluted Earnings Per Share:
  Net income                                $   612,847 $   543,211 $   405,580
                                            =========== =========== ===========
  Weighted average number of common shares  329,305,820 325,735,189 324,799,136
  Add:
    Shares issuable assuming conversion of
     convertible preferred stock                    --          --      305,370
    Dilutive effect of outstanding options
     (as determined by application of
     treasury stock method)                   5,992,513   6,600,924   5,315,769
    Issuance of additional shares under
     share repurchase agreement, contingent
     upon market price                              --          --      144,588
                                            ----------- ----------- -----------
  Weighted average number of common shares,
   as adjusted                              335,298,333 332,336,113 330,564,863
                                            =========== =========== ===========
  Diluted earnings per share                $      1.83 $      1.63 $      1.23
                                            =========== =========== ===========

Note S. Operating Segments

  BB&T's operations are divided into six reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Agency Insurance, Investment Banking and Brokerage and Treasury. These operating segments have been identified based primarily on BB&T's existing organizational structure. The segments require unique technology and marketing strategies and offer different products and services. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

  BB&T measures and presents information for internal reporting purposes in a variety of different ways. Information for BB&T's reportable segments is available based on organizational structure, product offerings and customer relationships. The internal reporting system presently utilized by management in the planning and measuring of operating activities, as well as the system to which most managers are held accountable, is based on organizational structure.

                       BB&T CORPORATION AND SUBSIDIARIES

  BB&T emphasizes revenue growth by focusing on client service, sales effectiveness and relationship management. The segment results contained herein are presented based on internal management accounting policies, which were designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Therefore, the performance of the segments is not necessarily comparable with BB&T's consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not necessarily indicative of the segments' financial performance if they operated as independent entities.

  BB&T's internal reporting system was significantly modified during 1999 and 1998, and information from 1997 has not been presented herein to reflect the new reporting system because it is not practicable to restate prior period results. During 1999, BB&T revised the methods used to allocate noninterest expenses among the various segments. The information presented for 1998 has been restated to reflect these revisions. Also, BB&T has completed various mergers and acquisitions accounted for as poolings of interests, which present additional practical limitations to the presentation of comparable 1997 information.

  The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, BB&T allocates capital, funding charges and credits, an economic provision for loan and lease losses, certain noninterest expenses and income tax provisions to each segment, as applicable. Also, to promote revenue growth, certain revenues of Mortgage Banking, Trust Services, Agency Insurance and Investment Banking and Brokerage segments are reflected in the individual segments and also allocated to the Banking Network. This double counting of revenue is reflected in intersegment noninterest revenues and eliminated to arrive at consolidated results. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

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

                       BB&T CORPORATION AND SUBSIDIARIES

  BB&T has implemented an extensive noninterest expense allocation process to support organizational and product profitability. BB&T allocates expenses to the reportable segments based on various cost allocation methodologies, including the number of items processed, overall percentage of time spent, full-time equivalent employees assigned to functions, functional position surveys and activity-based costing. A portion of corporate overhead expenses is not allocated, but is retained in corporate accounts reflected as other expenses in the accompanying tables. Income taxes are allocated to the various segments using effective tax rates.

  BB&T utilizes a funds transfer pricing ("FTP") system to eliminate the effect of interest rate risk from the segments' net interest income because such risk is centrally managed within the Treasury segment. The FTP system credits or charges the segments with the true value or cost of the funds the segments create or use. The FTP system provides a funds credit for sources of funds and a funds charge for the use of funds by each segment. The net FTP credit or charge is reflected as net intersegment interest income (expense) in the accompanying tables.

 Banking Network

  BB&T's Banking Network, which operates in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Kentucky and Washington, D.C., serves commercial and retail clients by offering a variety of loan and deposit products and other financial services. The Banking Network is primarily responsible for client relationships, and, therefore, is credited with revenue from the Mortgage Banking, Trust Services, Agency Insurance and Investment Banking and Brokerage segments, which is reflected in intersegment noninterest income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion concerning the functions of the Banking Network.

 Mortgage Banking

  The Mortgage Banking segment retains and services mortgage loans originated by the Banking Network and purchased from various correspondent originators. Mortgage loan products include fixed- and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. Fixed-rate mortgage loans are typically sold to government agencies and private investors with servicing rights retained by BB&T, while adjustable-rate loans are typically held in the portfolio. The Mortgage Banking segment earns interest on loans held in the warehouse and portfolio, fee income from the origination and servicing of mortgage loans and reflects gains or losses from the sale of mortgage loans. The Banking Network receives an interoffice credit for the origination of loans and servicing rights, with the corresponding charge remaining in the Corporate Office.

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

                       BB&T CORPORATION AND SUBSIDIARIES

 Agency Insurance

  BB&T has the largest independent insurance agency network in the Carolinas. BB&T Insurance Services provides property and casualty, life and health insurance to businesses and individuals. It also provides small business and corporate products, such as workers compensation and professional liability, as well as provides surety coverage and title insurance. The Banking Network receives credit for insurance commissions on referred accounts, with the corresponding charge retained in the Corporate Office. These revenues and expenses are reflected in the accompanying tables as intersegment noninterest income and expense.

 Investment Banking and Brokerage

  BB&T's Investment Banking and Brokerage segment offers customers investment alternatives, including discount brokerage services, fixed-rate and variable-rate annuities, mutual funds and government and municipal bonds and various other investment products through BB&T Investment Services Inc., a subsidiary of BB&T-NC. The Investment Banking and Brokerage segment includes Scott & Stringfellow, Inc., a full-service brokerage and investment banking firm headquartered in Richmond, Virginia. Scott & Stringfellow specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. The Banking Network is credited for investment service revenues on referred accounts, with the corresponding charge retained in the Corporate Office. These revenues and expenses are reflected in the accompanying tables as intersegment noninterest income and expense.

 Treasury

  BB&T's Treasury segment is responsible for the management of the securities portfolios, overall balance sheet funding and liquidity, and overall management of interest rate risk. See the Market Risk Management section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information about the responsibilities of the Treasury segment.

                       BB&T CORPORATION AND SUBSIDIARIES

  The following tables disclose selected financial information for BB&T's reportable business segments:

                                                                For the Year Ended December 31, 1999
                  --------------------------------  --------------------------------------------------------------
                                                               Investment                                 Total
                    Banking    Mortgage    Trust     Agency      Banking                   All Other     Segment
                    Network    Banking    Services  Insurance and Brokerage  Treasury    Segments(/1/)   Results
                  ----------- ----------  --------  --------- ------------- -----------  ------------- -----------
                                                                       (Dollars in thousands)
Net interest
income (expense)
from external
customers         $   916,201 $  422,910  $(33,668)  $   --     $  7,561    $   162,459   $  222,397   $ 1,697,860
 Net intersegment
 interest income
 (expense)            327,072   (307,484)   42,197       --          --         (22,111)         --         39,674
                  ----------- ----------  --------   -------    --------    -----------   ----------   -----------
Net interest
income              1,243,273    115,426     8,529       --        7,561        140,348      222,397     1,737,534
                  ----------- ----------  --------   -------    --------    -----------   ----------   -----------
Provision for
loan and lease
losses                108,013      2,737       --        --          --              90       16,631       127,471
Noninterest
income from
external
customers             323,972    113,486    57,290    78,125     132,519          1,031       28,850       735,273
 Intersegment
 noninterest
 income               123,549        --        --        --          --             --           --        123,549
Noninterest
expense               626,060     59,297    38,022    59,688     124,900          4,783       53,406       966,156
 Intersegment
 noninterest
 expense              261,420     18,918     2,532     2,748       1,792          8,258        4,910       300,578
                  ----------- ----------  --------   -------    --------    -----------   ----------   -----------
Income before
income taxes          695,301    147,960    25,265    15,689      13,388        128,248      176,300     1,202,151
 Provision for
 income taxes         229,449     45,555     8,039     6,278       6,506         32,403       47,284       375,514
                  ----------- ----------  --------   -------    --------    -----------   ----------   -----------
Net income        $   465,852 $  102,405  $ 17,226   $ 9,411    $  6,882    $    95,845   $  129,016   $   826,637
                  =========== ==========  ========   =======    ========    ===========   ==========   ===========
Identifiable
segment assets    $23,927,142 $5,597,514  $ 31,469   $63,873    $699,100    $11,510,760   $1,056,125   $42,885,983
                  =========== ==========  ========   =======    ========    ===========   ==========   ===========
                  ---------------------------------------------
                      Other     Reconciling
                  Revenues and    Items &          Consolidated
                  Expenses(/2/) Eliminations          Totals
                  ------------- ------------------ ------------
Net interest
income (expense)
from external
customers          $   90,143   $  (206,288)(/4/)  $ 1,581,715
 Net intersegment
 interest income
 (expense)            (12,170)      (27,504)(/3/)          --
                  ------------- ------------------ ------------
Net interest
income                 77,973      (233,792)         1,581,715
                  ------------- ------------------ ------------
Provision for
loan and lease
losses                  5,690       (41,064)(/4/)       92,097
Noninterest
income from
external
customers              15,721        10,362 (/4/)      761,356
 Intersegment
 noninterest
 income                   --       (123,549)(/3/)          --
Noninterest
expense               288,278        92,470 (/4/)    1,346,904
 Intersegment
 noninterest
 expense              (60,682)     (239,896)(/3/)          --
                  ------------- ------------------ ------------
Income before
income taxes         (139,592)     (158,489)           904,070
 Provision for
 income taxes         (45,814)      (38,477)(/4/)      291,223
                  ------------- ------------------ ------------
Net income         $  (93,778)  $  (120,012)       $   612,847
                  ============= ================== ============
Identifiable
segment assets     $2,835,382   $(2,240,369)(/4/)  $43,480,996
                  ============= ================== ============

----
(1) Financial data from segments below the quantitative thresholds requiring disclosure are attributable to a number of smaller operating segments. Those segments include BB&T's nonbank consumer finance operations, a factoring subsidiary, a subsidiary specializing in financing commercial lawn care equipment and a leasing company.

(2) Other revenues and expenses include amounts incurred by BB&T's support functions not allocated to the various segments. Amounts include any unallocated provision for loan and lease losses and unallocated general corporate expenses, as well as costs associated with BB&T's Year 2000 compliance efforts.

(3) BB&T's reconciliation of total segment results to consolidated results requires the elimination of the internal management accounting practices. These adjustments include the elimination of the FTP credits and charges, the elimination of the intersegment noninterest income described above and the elimination of intersegment noninterest expense allocated to the various segments.

(4) To reflect elimination entries necessary to consolidate the segment data.

                       BB&T CORPORATION AND SUBSIDIARIES

                                                                For the Year Ended December 31, 1998
                  --------------------------------  -------------------------------------------------------------
                                                               Investment                                Total
                    Banking    Mortgage    Trust     Agency      Banking                  All Other     Segment
                    Network    Banking    Services  Insurance and Brokerage  Treasury   Segments(/1/)   Results
                  ----------- ----------  --------  --------- ------------- ----------  ------------- -----------
                                                                       (Dollars in thousands)
Net interest
income (expense)
from external
customers         $   847,315 $  409,944  $(33,717)  $   --     $  1,127    $  126,762   $  203,497   $ 1,554,928
 Net intersegment
 interest income
 (expense)            286,820   (270,173)   37,989       --          --           (135)         --         54,501
                  ----------- ----------  --------   -------    --------    ----------   ----------   -----------
Net interest
income              1,134,135    139,771     4,272       --        1,127       126,627      203,497     1,609,429
                  ----------- ----------  --------   -------    --------    ----------   ----------   -----------
Provision for
loan and lease
losses                104,168      3,851       --        --          --            103       20,557       128,679
Noninterest
income from
external
customers             297,995     76,491    43,635    50,252      48,604        11,631       24,648       553,256
 Intersegment
 noninterest
 income               150,672        --        --        --          --            --           --        150,672
Noninterest
expense               562,336     56,211    28,666    39,420      37,472         4,325       49,109       777,539
 Intersegment
 noninterest
 expense              209,820     16,207     1,947     2,415         948         5,383        7,279       243,999
                  ----------- ----------  --------   -------    --------    ----------   ----------   -----------
Income before
income taxes          706,478    139,993    17,294     8,417      11,311       128,447      151,200     1,163,140
 Provision for
 income taxes         265,495     52,847     6,528     3,367       4,524        46,415        9,990       389,166
                  ----------- ----------  --------   -------    --------    ----------   ----------   -----------
Net income        $   440,983 $   87,146  $ 10,766   $ 5,050    $  6,787    $   82,032   $  141,210   $   773,974
                  =========== ==========  ========   =======    ========    ==========   ==========   ===========
Identifiable
segment assets    $21,933,645 $6,274,100  $ 26,664   $40,262    $238,622    $9,417,056   $2,374,665   $40,305,014
                  =========== ==========  ========   =======    ========    ==========   ==========   ===========
                  ---------------------------------------------
                      Other     Reconciling
                  Revenues and    Items &          Consolidated
                  Expenses(/2/) Eliminations          Totals
                  ------------- ------------------ ------------
Net interest
income (expense)
from external
customers          $   59,802   $  (188,077)(/4/)  $ 1,426,653
 Net intersegment
 interest income
 (expense)            (12,238)      (42,263)(/3/)          --
                  ------------- ------------------ ------------
Net interest
income                 47,564      (230,340)         1,426,653
                  ------------- ------------------ ------------
Provision for
loan and lease
losses                  1,829       (28,666)(/4/)      101,842
Noninterest
income from
external
customers             (30,172)       56,586 (/4/)      579,670
 Intersegment
 noninterest
 income                   --       (150,672)(/3/)          --
Noninterest
expense               265,921        65,707 (/4/)    1,109,167
 Intersegment
 noninterest
 expense              (55,464)     (188,535)(/3/)          --
                  ------------- ------------------ ------------
Income before
income taxes         (194,894)     (172,932)           795,314
 Provision for
 income taxes         (71,359)      (65,704)(/4/)      252,103
                  ------------- ------------------ ------------
Net income         $ (123,535)  $  (107,228)       $   543,211
                  ============= ================== ============
Identifiable
segment assets     $1,651,609   $(2,486,488)(/4/)  $39,470,135
                  ============= ================== ============

----
(1) Financial data from segments below the quantitative thresholds requiring disclosure are attributable to a number of smaller operating segments. Those segments include BB&T's nonbank consumer finance operations, a factoring subsidiary, a subsidiary specializing in financing commercial lawn care equipment and a leasing company.

(2) Other revenues and expenses include amounts incurred by BB&T's support functions not allocated to the various segments. Amounts include any unallocated provision for loan and lease losses and unallocated general corporate expenses, as well as costs associated with BB&T's Year 2000 compliance efforts.

(3) BB&T's reconciliation of total segment results to consolidated results requires the elimination of the internal management accounting practices. These adjustments include the elimination of the FTP credits and charges, the elimination of the intersegment noninterest income described above and the elimination of intersegment noninterest expense allocated to the various segments.

(4) To reflect elimination entries necessary to consolidate the segment data.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, as of March 14, 2000:

                                          BB&T CORPORATION
                                          (Registrant)

                                                  /s/ John A. Allison, IV
                                          By: _________________________________
                                                    John A. Allison, IV
                                                 Chairman of the Board and
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 14, 2000.

                                                  /s/ John A. Allison, IV
                                          By: _________________________________
                                                    John A. Allison, IV
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                                     /s/ Scott E. Reed
                                          By: _________________________________
                                                       Scott E. Reed
                                              Senior Executive Vice President
                                                and Chief Financial Officer

                                                   /s/ Sherry A. Kellett
                                          By: _________________________________
                                                     Sherry A. Kellett
                                              Senior Executive Vice President
                                                       and Controller

  A Majority of the Directors of the Registrant are included.

                                                   /s/ Paul B. Barringer
                                          By: _________________________________
                                                     Paul B. Barringer
                                                          Director

                                                  /s/ Alfred E. Cleveland
                                          By: _________________________________
                                                    Alfred E. Cleveland
                                                          Director

                                                 /s/ W. R. Cuthbertson, Jr.
                                          By: _________________________________
                                                   W. R. Cuthbertson, Jr.
                                                          Director

                                                     /s/ Ronald E. Deal
                                          By: _________________________________
                                                       Ronald E. Deal
                                                          Director

                                                   /s/ A. J. Dooley, Sr.
                                          By: _________________________________
                                                     A. J. Dooley, Sr.
                                                          Director

                                                      /s/ Tom D. Efird
                                          By: _________________________________
                                                        Tom D. Efird
                                                          Director

                                                   /s/ Paul S. Goldsmith
                                          By: _________________________________
                                                     Paul S. Goldsmith
                                                          Director

                                                 /s/ Lloyd Vincent Hackley
                                          By: _________________________________
                                                   Lloyd Vincent Hackley
                                                          Director

                                                      /s/ Jane P. Helm
                                          By: _________________________________
                                                        Jane P. Helm
                                                          Director

                                                 /s/ Richard Janeway, M.D.
                                          By: _________________________________
                                                   Richard Janeway, M.D.
                                                          Director

                                                 /s/ J. Ernest Lathem, M.D.
                                          By: _________________________________
                                                   J. Ernest Lathem, M.D.
                                                          Director

                                                    /s/ James H. Maynard
                                          By: _________________________________
                                                      James H. Maynard
                                                          Director

                                          By: _________________________________
                                                   Joseph A. McAleer, Jr.
                                                          Director

                                                   /s/ Albert O. McCauley
                                          By: _________________________________
                                                     Albert O. McCauley
                                                          Director

                                                 /s/ Richard L. Player, Jr.
                                          By: _________________________________
                                                   Richard L. Player, Jr.
                                                          Director

                                                /s/ C. Edward Pleasants, Jr.
                                          By: _________________________________
                                                  C. Edward Pleasants, Jr.
                                                          Director

                                                     /s/ Nido R. Qubein
                                          By: _________________________________
                                                       Nido R. Qubein
                                                          Director

                                                    /s/ E. Rhone Sasser
                                          By: _________________________________
                                                      E. Rhone Sasser
                                                          Director

                                                      /s/ Jack E. Shaw
                                          By: _________________________________
                                                        Jack E. Shaw
                                                          Director

                                                    /s/ Harold B. Wells
                                          By: _________________________________
                                                      Harold B. Wells
                                                          Director

                                 EXHIBIT INDEX

  Exhibit
    No.                Description                          Location
  -------              -----------                          --------
  2(a)     Agreement and Plan of                 Incorporated herein by
           Reorganization dated as of July 29,   reference to Registration
           1994 and amended and restated as of   No. 33-56437.
           October 22, 1994 between the
           Registrant and BB&T Financial
           Corporation.

  2(b)     Plan of Merger as of July 29, 1994    Incorporated herein by
           as amended and restated on October    reference to Registration
           22, 1994 between the Registrant and   No. 33-56437.
           BB&T Financial Corporation.

  2(c)     Agreement and Plan of                 Incorporated herein by
           Reorganization dated as of November   reference to Exhibit 3(a)
           1, 1996 between the Registrant and    filed in the Annual Report on
           United Carolina Bancshares            Form 10-K, filed March 17,
           Corporation, as amended.              1997.

  2(d)     Agreement of Plan of Reorganization   Incorporated herein by
           dated as of October 29, 1997          reference to Registration
           between the Registrant and Life       No. 33-44183.
           Bancorp, Inc.

  2(e)     Agreement and Plan of                 Incorporated herein by
           Reorganization dated as of February   reference to Exhibit 99.1
           6, 2000 between the Registrant and    filed in the Current Report on
           One Valley Bancorp, Inc.              Form 8-K, dated February 9,
                                                 2000.

  3(a)(i)  Amended and Restated Articles of      Incorporated herein by
           Incorporation of the Registrant, as   reference to Exhibit 3(a)
           amended.                              filed in the Annual Report on
                                                 Form 10-K, filed March 17,
                                                 1997.

  3(a)(ii) Articles of Amendment of Articles     Incorporated herein by
           of Incorporation.                     reference to Exhibit 3(a)(ii)
                                                 filed in the Annual Report on
                                                 Form 10-K, filed March 18,
                                                 1998.

  3(b)     Bylaws of the Registrant, as          Incorporated herein by
           amended.                              reference to Exhibit 3(b)
                                                 filed in the Annual Report on
                                                 Form 10-K, filed March 18,
                                                 1998.

  4(a)     Articles of Amendment to Amended      Incorporated herein by
           and Restated Articles of              reference to Exhibit 3(a)
           Incorporation of the Registrant       filed in the Annual Report on
           related to Junior Participating       Form 10-K, filed March 17,
           Preferred Stock.                      1997.

  4(b)     Rights Agreement dated as of          Incorporated herein by
           December 17, 1996 between the         reference to Exhibit 1 filed
           Registrant and Branch Banking and     under Form 8-A, filed
           Trust Company, Rights Agent.          January 10, 1997.

  4(c)     Subordinated Indenture (including     Incorporated herein by
           Form of Subordinated Debt Security)   reference to Exhibit 4(d) of
           between the Registrant and State      Registration No. 333-02899.
           Street Bank and Trust Company,
           Trustee, dated as of May 24, 1996.


 Exhibit
   No.                 Description                           Location
 -------               -----------                           --------
  4(d)   Senior Indenture (including Form of      Incorporated herein by
         Senior Debt Security) between the        reference to Exhibit 4(c) of
         Registrant and State Street Bank and     Registration No. 333-02899.
         Trust company, Trustee, dated as of
         May 24, 1996.

 10(a)*  Death Benefit Only Plan, Dated April     Incorporated herein by
         23, 1990, by and between Branch          reference to Registration No.
         Banking and Trust Company (as            33-33984.
         successor to Southern National Bank of
         North Carolina) and L. Glenn Orr, Jr.

 10(b)*  BB&T Corporation Non-Employee            Incorporated herein by
         Directors' Deferred Compensation and     reference to Exhibit 10(b) of
         Stock Option Plan.                       the Annual Report on Form 10-
                                                  K, filed March 17, 1997.

 10(c)*  BB&T Corporation 1994 Omnibus Stock      Incorporated herein by
         Incentive Plan.                          reference to Registration No.
                                                  33-57865.

 10(d)*  Settlement and Non-Compete Agreement,    Incorporated herein by
         dated February 28, 1995, by and          reference to Registration No.
         between the Registrant and L. Glenn      33-56437.
         Orr, Jr.

 10(e)*  Settlement Agreement, Waiver and         Incorporated herein by
         General Release dated September 19,      reference to Registration No.
         1994, by and between the Registrant,     33-56437.
         Branch Banking and Trust Company (as
         successor to Southern National Bank of
         North Carolina)
         and Gary E. Carlton.

 10(f)   BB&T Corporation 401(k) Savings Plan.    Incorporated herein by
                                                  reference to Registration No.
                                                  33-57867.

 10(g)*  BB&T Corporation 1995 Omnibus Stock      Incorporated herein by
         Incentive Plan.                          reference to Exhibit 10(g)
                                                  filed in the Annual Report on
                                                  Form 10-K, filed March 17,
                                                  1997.

 10(h)*  Form of Branch Banking and Trust         Incorporated by reference to
         Company Long-Term Incentive Plan.        the identified exhibit under
                                                  the Quarterly Report on Form
                                                  10-Q, filed May 14, 1991.

 10(i)*  Form of Branch Banking and Trust         Incorporated by reference to
         Company Executive Incentive              the identified exhibit under
         Compensation Plan.                       the Annual Report on Form 10-
                                                  K, filed February 22, 1985.

 10(j)*  Southern National Deferred               Incorporated herein by
         Compensation Plan for Key Employees.     reference to Exhibit 10(j)
                                                  filed in the Annual Report on
                                                  Form 10-K, filed March 17,
                                                  1997.

 10(k)*  BB&T Corporation Target Pension Plan.    Incorporated herein by
                                                  reference to Exhibit 10(k)
                                                  filed in the Annual Report on
                                                  Form 10-K, filed March 17,
                                                  1997.


 Exhibit
   No.                 Description                           Location
 -------               -----------                           --------
 10(l)*  BB&T Corporation Supplemental            Incorporated herein by
         Executive Retirement Plan.               reference to Exhibit 10(l)
                                                  filed in the Annual Report on
                                                  Form 10-K, filed March 17,
                                                  1997.

 10(m)*  Settlement and Noncompetition            Incorporated herein by
         Agreement, dated July 1, 1997, by and    reference to Exhibit 10(m)
         between the Registrant and E. Rhone      filed in the Annual Report on
         Sasser.                                  Form 10-K, filed March 18,
                                                  1998.

 10(n)*  BB&T Corporation Supplemental Defined    Incorporated herein by
         Contribution Plan for Highly             reference to Registration No.
         Compensated Employees.                   333-69823.

 10(o)*  Scott & Stringfellow, Inc. Executive     Incorporated herein by
         and Employee Retention Plan.             reference to Registration No.
                                                  333-81471.

 10(p)*  BB&T Corporation Non-Qualified Defined   Incorporated herein by
         Contribution Plan.                       reference to Registration No.
                                                  333-50035.

 11      Statement re Computation of Earnings     Filed herewith as Note R. of
         Per Share.                               the "Notes to Consolidated
                                                  Financial Statements."

 21      Subsidiaries of the Registrant.          Filed herewith.

 22      Proxy Statement for the 2000 Annual      Future filing incorporated by
         Meeting of Shareholders.                 reference pursuant to the
                                                  General Instruction G(3).

 23(a)   Consent of Independent Public            Filed herewith.
         Accountants.

 23(b)   Opinion of Independent Public            Filed herewith on page 53.
         Accountants.

 27      Financial Data Schedule.                 Filed as an exhibit to the
                                                  electronically-filed document
                                                  as required.

--------
* Management compensatory plan or arrangement.