Form 10-Q
period 2000-03-31
BB&T CORP
filed 2000-05-12
CIK 92230

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

                        For the quarterly period ended:

                                MARCH 31, 2000

                               BB&T CORPORATION
            (Exact name of registrant as specified in its charter)

                       Commission file number : 1-10853

                               ----------------

           North Carolina                              56-0939887
      (State of Incorporation)            (I.R.S. Employer Identification No.)

       200 West Second Street                             27101
    Winston-Salem, North Carolina                      (Zip Code)
   (Address of Principal Executive
              Offices)

                                (336) 733-2000
             (Registrant's Telephone Number, Including Area Code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  At April 30, 2000, 348,557,216 shares of the registrant's common stock, $5 par value, were outstanding.

                               ----------------

    This Form 10-Q has 28 pages. The Exhibit Index is included on page 27.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                BB&T CORPORATION

                                   FORM 10-Q
                                 March 31, 2000

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I. FINANCIAL INFORMATION
  Item 1.Financial Statements (Unaudited).............................      3
     Consolidated Financial Statements................................      3
     Notes to Consolidated Financial Statements.......................      7
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     14
     Analysis of Financial Condition..................................     14
     Market Risk Management...........................................     18
     Capital Adequacy and Resources...................................     21
     Analysis of Results of Operations................................     21
Part II. OTHER INFORMATION
  Item 1.Legal Proceedings............................................     27
  Item 6.Exhibits and Reports on Form 8-K.............................     27
EXHIBIT 11 Calculation of Earnings Per Share..........................     27
EXHIBIT 27 Financial Data Schedule--Included with electronically-filed
 document only........................................................     27
SIGNATURES............................................................     28

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       BB&T CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                       March 31,   December 31,
                                                         2000          1999
                                                      -----------  ------------
                                                       (Dollars in thousands,
                                                       except per share data)
Assets
 Cash and due from banks............................. $ 1,076,079  $ 1,206,773
 Interest-bearing deposits with banks................      19,957       71,635
 Federal funds sold and securities purchased under
  resale agreements or similiar arrangements.........     239,172      244,520
 Trading securities..................................     104,412       93,221
 Securities available for sale.......................  11,091,397   10,771,247
 Securities held to maturity (approximate market
  values of $84,500 at March 31, 2000, and $98,070 at
  December 31, 1999).................................      83,861       97,122
 Loans held for sale.................................     280,936      363,255
 Loans and leases, net of unearned income............  31,185,049   30,373,428
 Allowance for loan and lease losses.................    (417,244)    (411,188)
                                                      -----------  -----------
  Loans and leases, net..............................  30,767,805   29,962,240
                                                      -----------  -----------
 Premises and equipment, net.........................     579,745      589,629
 Other assets........................................   2,385,807    2,079,414
                                                      -----------  -----------
   Total assets...................................... $46,629,171  $45,479,056
                                                      ===========  ===========
Liabilities and Shareholders' Equity
 Deposits:
 Noninterest-bearing deposits........................ $ 4,341,630  $ 4,139,422
 Savings and interest checking.......................   1,899,028    1,980,944
 Money rate savings..................................   8,583,016    8,480,285
 Other time deposits.................................  13,369,192   13,661,522
 Foreign deposits....................................   1,267,815      529,401
                                                      -----------  -----------
  Total deposits.....................................  29,460,681   28,791,574
                                                      -----------  -----------
Short-term borrowed funds............................   6,861,822    7,080,882
Long-term debt.......................................   6,146,024    5,520,484
Accounts payable and other liabilities...............     679,042      689,705
                                                      -----------  -----------
  Total liabilities..................................  43,147,569   42,082,645
                                                      -----------  -----------
Shareholders' equity:
 Preferred stock, $5 par, 5,000,000 shares
  authorized, none issued and outstanding............          --           --
 Common stock, $5 par, 500,000,000 shares authorized;
  348,472,442 issued and outstanding at March 31,
  2000, and 347,906,156 at December 31, 1999.........   1,742,362    1,739,531
 Additional paid-in capital..........................     261,691      258,221
 Retained earnings...................................   1,783,543    1,691,044
 Unvested restricted stock...........................      (9,604)     (10,891)
 Accumulated other nonshareholder changes in equity,
  net of deferred income taxes of $(177,337) at March
  31, 2000 and $(168,019) at December 31, 1999.......    (296,390)    (281,494)
                                                      -----------  -----------
  Total shareholders' equity.........................   3,481,602    3,396,411
                                                      -----------  -----------
  Total liabilities and shareholders' equity......... $46,629,171  $45,479,056
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                        For the Three Months
                                                           Ended March 31,
                                                      --------------------------
                                                          2000          1999
                                                      ------------  ------------
                                                       (Dollars in thousands,
                                                       except per share data)
Interest Income
 Interest and fees on loans and leases..............  $    705,214  $    600,751
 Interest and dividends on securities...............       175,203       156,658
 Interest on short-term investments.................         4,611         3,412
                                                      ------------  ------------
 Total interest income..............................       885,028       760,821
                                                      ------------  ------------
Interest Expense
 Interest on deposits...............................       283,716       245,812
 Interest on short-term borrowed funds..............        90,462        49,802
 Interest on long-term debt.........................        78,374        74,492
                                                      ------------  ------------
 Total interest expense.............................       452,552       370,106
                                                      ------------  ------------
Net Interest Income.................................       432,476       390,715
 Provision for loan and lease losses................        23,500        21,569
                                                      ------------  ------------
Net Interest Income After Provision for Loan and
 Lease Losses.......................................       408,976       369,146
                                                      ------------  ------------
Noninterest Income
 Service charges on deposit accounts................        53,932        51,559
 Investment banking and brokerage fees and
  commissions.......................................        44,761        14,217
 Mortgage banking income............................        25,710        46,325
 Agency insurance commissions.......................        28,090        16,882
 Trust income.......................................        14,862        13,158
 Other insurance commissions........................         2,896         3,022
 Other nondeposit fees and commissions..............        26,853        24,304
 Securities gains (losses), net.....................          (276)          194
 Other income.......................................        17,113        13,523
                                                      ------------  ------------
 Total noninterest income...........................       213,941       183,184
                                                      ------------  ------------
Noninterest Expense
 Personnel expense..................................       204,688       164,849
 Occupancy and equipment expense....................        59,912        53,528
 Amortization of intangibles and mortgage servicing
  rights............................................        17,972        17,535
 Other noninterest expense..........................       102,175        89,338
                                                      ------------  ------------
 Total noninterest expense..........................       384,747       325,250
                                                      ------------  ------------
Earnings
 Income before income taxes.........................       238,170       227,080
 Provision for income taxes.........................        75,933        73,072
                                                      ------------  ------------
 Net income.........................................  $    162,237  $    154,008
                                                      ============  ============
Per Common Share
 Net income:
  Basic.............................................  $        .47  $        .45
                                                      ============  ============
  Diluted...........................................  $        .46  $        .44
                                                      ============  ============
 Cash dividends paid................................  $        .20  $       .175
                                                      ============  ============
Average Shares Outstanding
  Basic.............................................   348,258,984   343,404,805
                                                      ============  ============
  Diluted...........................................   352,539,880   350,333,049
                                                      ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                             Accumulated
                                                                                Other
                                                    Additional   Retained   Nonshareholder     Total
                           Shares of      Common     Paid-In     Earnings      Changes     Shareholders'
                          Common Stock    stock      Capital    and Other*    in Equity       Equity
                          ------------  ----------  ----------  ----------  -------------- -------------
                                                    (Dollars in thousands)
Balance, December 31,
 1998, as restated......   343,724,018  $1,718,620  $ 210,882   $1,332,079    $  65,021     $3,326,602
Add (Deduct)
 Nonshareholder changes
  in equity:**
 Net income.............            --          --         --      154,008           --        154,008
  Unrealized holding
   gains (losses)
   arising during the
   period...............            --          --         --           --      (35,288)       (35,288)
  Less: reclassification
   adjustment, net of
   tax of $110..........            --          --         --           --          166            166
                          ------------  ----------  ---------   ----------    ---------     ----------
 Net unrealized gains
  (losses) on
  securities............            --          --         --           --      (35,122)       (35,122)
                          ------------  ----------  ---------   ----------    ---------     ----------
 Total nonshareholder
  changes in equity.....            --          --         --      154,008      (35,122)       118,886
                          ------------  ----------  ---------   ----------    ---------     ----------
 Common stock issued....     4,821,803      24,109    110,482           --           --        134,591
 Redemption of common
  stock.................    (4,279,600)    (21,398)  (144,290)          --           --       (165,688)
 Cash dividends declared
  on common stock.......            --          --         --      (56,088)          --        (56,088)
 Other..................            --          --         --        2,653           --          2,653
                          ------------  ----------  ---------   ----------    ---------     ----------
Balance, March 31,
 1999...................   344,266,221  $1,721,331  $ 177,074   $1,432,652    $  29,899     $3,360,956
                          ============  ==========  =========   ==========    =========     ==========
Balance, December 31,
 1999, as restated......   347,906,156  $1,739,531  $ 258,221   $1,680,153    $(281,494)    $3,396,411
Add (Deduct)
 Nonshareholder changes
  in equity:**
 Net income.............            --          --         --      162,237           --        162,237
  Unrealized holding
   gains (losses)
   arising during the
   period...............            --          --         --           --      (14,780)       (14,780)
  Less: reclassification
   adjustment, net of
   tax of $78...........            --          --         --           --         (116)          (116)
                          ------------  ----------  ---------   ----------    ---------     ----------
 Net unrealized gains
  (losses) on
  securities............            --          --         --           --      (14,896)       (14,896)
                          ------------  ----------  ---------   ----------    ---------     ----------
 Total nonshareholder
  changes in equity.....            --          --         --      162,237      (14,896)       147,341
                          ------------  ----------  ---------   ----------    ---------     ----------
 Common stock issued....       566,286       2,831      3,470           --           --          6,301
 Redemption of common
  stock.................            --          --         --           --           --             --
 Cash dividends declared
  on common stock.......            --          --         --      (69,738)          --        (69,738)
 Other..................            --          --         --        1,287           --          1,287
                          ------------  ----------  ---------   ----------    ---------     ----------
Balance, March 31,
 2000...................   348,472,442  $1,742,362  $ 261,691   $1,773,939    $(296,390)    $3,481,602
                          ============  ==========  =========   ==========    =========     ==========

--------
 * Other includes unearned income and unvested restricted stock.
** Comprehensive income as defined by SFAS No. 130.

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         For the Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
                                                              (Dollars in
                                                              thousands)
Cash Flows From Operating Activities:
Net income.............................................  $  162,237  $  154,008
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan and lease losses...................      23,500      21,569
 Depreciation of premises and equipment................      18,918      20,038
 Amortization of intangibles and mortgage servicing
  rights...............................................      17,972      17,535
 Accretion of negative goodwill........................      (1,561)     (1,794)
 Amortization of unearned stock compensation...........       1,287          14
 Discount accretion and premium amortization on
  securities, net......................................        (833)       (281)
 Net decrease (increase) in trading account
  securities...........................................     (11,191)    (41,929)
 Loss (gain) on sales of securities, net...............         276        (194)
 Loss (gain) on sales of loans and mortgage loan
  servicing rights, net................................      (2,865)    (11,233)
 Loss (gain) on disposals of premises and equipment,
  net..................................................       3,348      (1,972)
 Proceeds from sales of loans held for sale............     514,514   1,667,729
 Purchases of loans held for sale......................    (130,000)   (381,395)
 Origination of loans held for sale, net of principal
  collected............................................    (299,330)   (913,581)
 Decrease (increase) in:
 Accrued interest receivable...........................     (14,377)    (15,369)
 Other assets..........................................    (342,850)      8,721
 Increase (decrease) in:
 Accrued interest payable..............................        (785)     17,068
 Accounts payable and other liabilities................      37,832      45,611
Other, net.............................................         199       3,531
                                                         ----------  ----------
 Net cash provided by (used in) operating activities...     (23,709)    588,076
                                                         ----------  ----------
Cash Flows From Investing Activities:
 Proceeds from sales of securities available for sale..      60,397      53,547
 Proceeds from maturities, calls and paydowns of
  securities available for sale........................     448,344     916,346
 Purchases of securities available for sale............    (604,870) (2,086,277)
 Proceeds from maturities, calls and paydowns of
  securities held to maturity..........................      15,912      34,203
 Purchases of securities held to maturity..............      (2,667)    (14,840)
 Leases made to customers..............................     (29,255)    (29,924)
 Principal collected on leases.........................      21,066      17,012
 Loan originations, net of principal collected.........    (999,508)   (545,142)
 Purchases of loans....................................     (76,574)    (63,879)
 Net cash acquired in transactions accounted for under
  the purchase method..................................          --     147,799
 Purchases and originations of mortgage servicing
  rights...............................................      (4,775)    (29,772)
 Proceeds from disposals of premises and equipment.....      18,684      16,595
 Purchases of premises and equipment...................     (31,147)    (44,347)
 Proceeds from sales of foreclosed property............       4,961       6,839
 Proceeds from sales of other real estate held for
  development or sale..................................       3,171       5,780
 Other, net............................................          --      11,741
                                                         ----------  ----------
 Net cash used in investing activities.................  (1,176,261) (1,604,319)
                                                         ----------  ----------
Cash Flows From Financing Activities:
 Net increase (decrease) in deposits...................     669,107     168,344
 Net increase (decrease) in short-term borrowed funds..    (219,060)    892,711
 Proceeds from long-term debt..........................   2,208,794     567,375
 Repayments of long-term debt..........................  (1,583,254)   (415,292)
 Net proceeds from common stock issued.................       6,301      11,327
 Redemption of common stock............................          --    (165,688)
 Cash dividends paid on common stock...................     (69,638)    (58,075)
                                                         ----------  ----------
 Net cash provided by financing activities.............   1,012,250   1,000,702
                                                         ----------  ----------
Net Decrease in Cash and Cash Equivalents..............    (187,720)    (15,541)
Cash and Cash Equivalents at Beginning of Period.......   1,522,928   1,456,164
                                                         ----------  ----------
Cash and Cash Equivalents at End of Period.............  $1,335,208  $1,440,623
                                                         ==========  ==========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
 Interest..............................................  $  450,712  $  282,858
 Income taxes..........................................       1,475       8,222
 Noncash financing and investing activities:
 Transfer of loans to foreclosed property..............       7,294       3,595
 Transfer of fixed assets to other real estate owned...          81       2,221
 Securitization of mortgage loans......................     247,912          --

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
                                  (Unaudited)

A. Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries (referred to herein as "BB&T", "the Corporation" or "the Company") as of March 31, 2000 and December 31, 1999; the consolidated statements of income for the three months ended March 31, 2000 and 1999; the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2000 and 1999; and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999.

  The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T's 1999 Annual Report on Form 10-K, as restated in BB&T's Current Report on Form 8-K filed on April 28, 2000, should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 1999 financial statements have been reclassified to conform to the 2000 statement presentation. Such reclassifications had no effect on shareholders' equity or net income. In addition, the 1999 financial statements included herein have been restated to retroactively reflect BB&T's merger with Premier Bancshares, Inc. ("Premier"), which was completed on January 13, 2000, and accounted for as a pooling of interests.

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

B. Nature of Operations

  BB&T Corporation is a multi-bank holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations principally in North Carolina, South Carolina, Virginia, Maryland, Georgia, West

Virginia, Kentucky and Washington, D.C. through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. BB&T's principal banking subsidiaries, Branch Banking and Trust Company ("BB&T-NC"), Branch Banking and Trust Company of South Carolina ("BB&T-SC") and Branch Banking and Trust Company of Virginia ("BB&T-VA"), provide a wide range of traditional banking services to individuals and commercial customers. Substantially all of BB&T's loans are to individuals residing in the market areas described above or to businesses who are located in this geographic area. Subsidiaries of BB&T's commercial banking units offer lease financing to businesses and municipal governments, investment services, (including discount brokerage services, annuities, mutual funds and government and municipal bonds), life insurance, property and casualty insurance on an agency basis and insurance premium financing. Other direct subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, investment banking and corporate finance services.

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

D. Mergers and Acquisitions

 Completed Mergers and Acquisitions

  On January 5, 1999, Mason-Dixon Bancshares, Inc. ("Mason-Dixon"), which merged into BB&T on July 14, 1999, completed its acquisition of Sterling Bancorp, a privately held commercial bank headquartered in Baltimore, Maryland, for $10.3 million in cash. In connection with the acquisition, goodwill totaling $3.7 million was recorded, which is being amortized using the straight-line method over a period of 15 years.

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

  On April 1, 1999, First Liberty Financial Corp. ("First Liberty"), which merged into BB&T on November 10, 1999, completed a merger with Vidalia Bancshares, Inc. ("Vidalia"), based in Vidalia, Georgia. The transaction was accounted for as a pooling of interests. To consummate the merger, First Liberty issued common stock, which was later converted to approximately 568,000 shares of BB&T common stock, in exchange for all of the outstanding shares of Vidalia.

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

  On August 27, 1999, BB&T completed its acquisition of Matewan BancShares, Inc. ("Matewan") of Williamson, West Virginia. The transaction was accounted for as a purchase. In conjunction with the merger, BB&T issued 3.2 million shares of common stock in exchange for all of the outstanding common and preferred shares of Matewan. BB&T recorded goodwill totaling $92.8 million, which is being amortized using the straight-line method over a period of 15 years.

  On August 31, 1999, Premier, which merged into BB&T on January 13, 2000, completed a merger with North Fulton Bancshares, Inc. ("North Fulton") of Roswell, Georgia. The transaction was accounted for as a pooling of interests. In conjunction with the merger, Premier issued common stock, which later converted into approximately 943,000 shares of BB&T common stock, in exchange for all of the common stock of North Fulton.

  On October 27, 1999, Premier, which merged into BB&T on January 13, 2000, completed a merger with Bank Atlanta, located in Decatur, Georgia. The transaction was accounted for as a pooling of interests. To consummate the transaction, Premier issued common stock, which later converted into approximately 527,000 shares of BB&T common stock, in exchange for all of the common stock of Bank Atlanta.

  On November 5, 1999, Premier, which merged into BB&T on January 13, 2000, completed the acquisition of Farmers & Merchants Bank ("Farmers and Merchants") of Summerville, Georgia. The transaction was accounted for as a purchase. To complete the acquisition, Premier issued common stock, which later converted into approximately 1.5 million shares of BB&T common stock, in exchange for all of the common stock of Farmers and Merchants.

  On November 10, 1999, BB&T completed its merger with First Liberty of Macon, Georgia. In conjunction with the transaction, which was accounted for as a pooling of interests, BB&T issued 12.4 million shares of common stock in exchange for all of the outstanding shares of First Liberty common stock.

  On January 13, 2000, BB&T completed its merger with Premier, based in Atlanta, Georgia. In connection with the transaction, which was accounted for as a pooling of interests, BB&T issued 16.8 million shares of common stock for all outstanding shares of Premier common and preferred stock.

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

 Pending Mergers and Acquisitions

  On November 17, 1999, BB&T announced plans to merge with Hardwick Holding Company ("Hardwick"), headquartered in Dalton, Georgia. In exchange for each share of Hardwick common stock held, Hardwick's shareholders will receive between .901 and .932 shares of BB&T common stock, depending on the average closing price of BB&T common stock over a five-day pricing period ending shortly before the effective time of the merger. The transaction is expected to be completed in the second quarter of 2000 and accounted for as a pooling of interests.

  On December 15, 1999, BB&T announced plans to merge with First Banking Company of Southeast Georgia ("First Banking Company"), based in Statesboro, Georgia. First Banking Company's shareholders will receive .74 shares of BB&T common stock for each share of First Banking Company common stock held. The transaction is expected to be completed in the second quarter of 2000 and accounted for as a pooling of interests.

  On February 7, 2000, BB&T announced plans to merge with One Valley Bancorp, Inc. ("One Valley"), headquartered in Charleston, West Virginia. One Valley's shareholders will receive 1.28 shares of BB&T common stock in exchange for each share of One Valley common stock held. The transaction is expected to be completed in the third quarter of 2000 and accounted for as a pooling of interests.

E. Calculation of Earnings Per Common Share

  BB&T's basic and diluted earnings per common share amounts were calculated as follows:

                                                       For the Three Months
                                                          Ended March 31,
                                                     -------------------------
                                                         2000         1999
                                                     ------------ ------------
                                                      (Dollars in thousands,
                                                      except per share data)
Basic Earnings Per Share:
  Weighted average number of common shares
   outstanding during the period....................  348,258,984  343,404,805
                                                     ============ ============
  Net income........................................ $    162,237 $    154,008
                                                     ============ ============
  Basic earnings per share.......................... $        .47 $        .45
                                                     ============ ============
Diluted Earnings Per Share:
  Weighted average number of common shares..........  348,258,984  343,404,805
  Add:
    Dilutive effect of outstanding options (as
     determined by application of treasury stock
     method)........................................    4,280,896    6,928,244
                                                     ============ ============
  Weighted average number of common shares, as
   adjusted.........................................  352,539,880  350,333,049
                                                     ============ ============
  Net income........................................ $    162,237 $    154,008
                                                     ============ ============
  Diluted earnings per share........................ $        .46 $        .44
                                                     ============ ============

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

  Please refer to BB&T's Annual Report on Form 10-K, as restated in BB&T's Current Report on Form 8-K filed on April 28, 2000, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables. There have been no significant changes from the format presented or methods used to develop the segment disclosures contained therein, except as disclosed in the accompanying tables.

  The following tables disclose selected financial information for BB&T's reportable business segments for the periods as indicated:

                                                              For the Three Months Ended March 31, 2000
                  ------------------------------------------------------------------------------------------------------
                                                              Investment                                        Other
                                                               Banking                              Total     Revenues
                    Banking    Mortgage    Trust     Agency      and                  All Other    Segment       and
                    Network    Banking    Services  Insurance Brokerage   Treasury   Segments(1)   Results   Expenses(2)
                  ----------- ----------  --------  --------- ---------- ----------- ----------- ----------- -----------
                                                                       (Dollars in thousands)
Net interest
income (expense)
from external
customers........ $   274,864 $  105,122  $(9,499)   $   --    $  3,048  $    25,728 $   37,045  $   436,308 $   24,810
Net intersegment
interest income
(expense)........      94,131    (73,097)  12,559        --         --        14,595        --        48,188     (3,961)
                  ----------- ----------  -------    -------   --------  ----------- ----------  ----------- ----------
Net interest
income...........     368,995     32,025    3,060        --       3,048       40,323     37,045      484,496     20,849
                  ----------- ----------  -------    -------   --------  ----------- ----------  ----------- ----------
Provision for
loan and lease
losses...........      27,036        653      --         --         --            30      5,789       33,508        239
Noninterest
income from
external
customers .......      92,111     19,038   15,602     27,362     44,483        6,126      8,827      213,549     (2,041)
 Intersegment
 noninterest
 income..........      24,825        --       --         --         --           --         --        24,825        --
Noninterest
expense..........     173,392     11,167   10,925     19,272     43,751          755     16,581      275,843     64,746
 Intersegment
 noninterest
 expense.........      73,186      5,253      907      1,024        374          138        676       81,558    (19,149)
                  ----------- ----------  -------    -------   --------  ----------- ----------  ----------- ----------
Income before
income taxes and
the charge for
capital..........     212,317     33,990    6,830      7,066      3,406       45,526     22,826      331,961    (27,028)
Provision for
income taxes.....      68,175     11,216    2,285      2,785      1,571        7,598      7,480      101,110      4,725
                  ----------- ----------  -------    -------   --------  ----------- ----------  ----------- ----------
Net income....... $   144,142 $   22,774  $ 4,545    $ 4,281   $  1,835  $    37,928 $   15,346  $   230,851 $  (31,753)
                  =========== ==========  =======    =======   ========  =========== ==========  =========== ==========
Identifiable
segment assets... $25,620,495 $5,602,752  $30,410    $69,038   $663,419  $12,925,200 $1,288,737  $46,200,051 $2,411,728
                  =========== ==========  =======    =======   ========  =========== ==========  =========== ==========
                    Reconciling
                      Items &       Consolidated
                  Eliminations(5)      Totals
                  ----------------- ------------
Net interest
income (expense)
from external
customers........   $   (28,642)(4) $   432,476
Net intersegment
interest income
(expense)........       (44,227)(3)         --
                  ----------------- ------------
Net interest
income...........       (72,869)        432,476
                  ----------------- ------------
Provision for
loan and lease
losses...........       (10,247)(4)      23,500
Noninterest
income from
external
customers .......         2,433 (4)     213,941
 Intersegment
 noninterest
 income..........       (24,825)(3)         --
Noninterest
expense..........        44,158 (4)     384,747
 Intersegment
 noninterest
 expense.........       (62,409)(3)         --
                  ----------------- ------------
Income before
income taxes and
the charge for
capital..........       (66,763)        238,170
Provision for
income taxes.....       (29,902)(4)      75,933
                  ----------------- ------------
Net income.......   $   (36,861)    $   162,237
                  ================= ============
Identifiable
segment assets...   $(1,982,608)(4) $46,629,171
                  ================= ============

----
(1) Financial data from segments below the quantitative thresholds requiring disclosure are attributable to a number of smaller operating segments. Those segments include BB&T's nonbank consumer finance operations, a factoring subsidiary, a subsidiary specializing in financing commercial lawn care equipment and a leasing company.
(2) Other revenues and expenses include amounts incurred by BB&T's support functions not allocated to the various segments. Amounts include any unallocated provision for loan and lease losses and unallocated general corporate expenses.
(3) BB&T's reconciliation of total segment results to consolidated results requires the elimination of the internal management accounting practices. These adjustments include the elimination of the FTP credits and charges, the elimination of the intersegment noninterest income described above and the elimination of intersegment noninterest expense allocated to the various segments.
(4) To reflect elimination entries necessary to consolidate the segment data.
(5) BB&T's allocation methods were substantially modified during the first quarter of 2000 to provide for improved and more equitable reporting among the operating segments. Results for March 31, 1999 have not been restated to reflect these modifications because it is not practicable to do so. This variance of allocation methods produces significant differences in the reconciling items and eliminations presented in the accompanying tables.

                                                            For the Three Months Ended March 31, 1999
                  ------------------------------------------------------------------------------------------------------
                                                             Investment                                         Other
                                                              Banking                               Total     Revenues
                    Banking    Mortgage   Trust     Agency      and                   All Other    Segment       and
                    Network    Banking   Services  Insurance Brokerage   Treasury    Segments(1)   Results   Expenses(2)
                  ----------- ---------- --------  --------- ---------- -----------  ----------- ----------- -----------
                                                                      (Dollars in thousands)
Net interest
income (expense)
from external
customers........ $   227,571 $  182,976 $(8,153)   $   --    $    255  $    40,033  $   49,999  $   492,681 $   16,729
 Net intersegment
 interest income
 (expense).......      86,282     86,282   9,961        --         --        (4,349)        --       178,176     (3,476)
                  ----------- ---------- -------    -------   --------  -----------  ----------  ----------- ----------
Net interest
income...........     313,853    269,258   1,808        --         255       35,684      49,999      670,857     13,253
                  ----------- ---------- -------    -------   --------  -----------  ----------  ----------- ----------
Provision for
loan and lease
losses...........      23,217     21,828     --         --         --            22       4,110       49,177        551
Noninterest
income from
external
customers .......     105,418    110,991  14,097     16,491     16,316        1,354       6,259      270,926      2,992
 Intersegment
 noninterest
 income..........      36,527        --      --         --         --           --          --        36,527        --
Noninterest
expense..........     162,201    130,335   9,570     12,088     10,875        1,073      12,009      338,151     63,487
 Intersegment
 noninterest
 expense.........      58,796     58,796     721        687        448        2,459       1,384      123,291    (14,095)
                  ----------- ---------- -------    -------   --------  -----------  ----------  ----------- ----------
Income before
income taxes and
the charge for
capital..........     211,584    169,290   5,614      3,716      5,248       33,484      38,755      467,691    (33,698)
Provision for
income taxes.....      69,182     63,638   1,681      1,478      2,059       10,802       5,209      154,049    (15,538)
                  ----------- ---------- -------    -------   --------  -----------  ----------  ----------- ----------
Net income....... $   142,402 $  105,652 $ 3,933    $ 2,238   $  3,189  $    22,682  $   33,546  $   313,642 $  (18,160)
                  =========== ========== =======    =======   ========  ===========  ==========  =========== ==========
Identifiable
segment assets... $24,207,766 $6,018,045 $10,993    $26,040   $525,448  $10,711,170  $2,553,201  $44,052,663 $2,189,664
                  =========== ========== =======    =======   ========  ===========  ==========  =========== ==========
                  Reconciling
                    Items &        Consolidated
                  Eliminations        Totals
                  ---------------- ------------
Net interest
income (expense)
from external
customers........ $  (118,695)(4)  $   390,715
 Net intersegment
 interest income
 (expense).......    (174,700)(3)          --
                  ---------------- ------------
Net interest
income...........    (293,395)         390,715
                  ---------------- ------------
Provision for
loan and lease
losses...........     (28,159)(4)       21,569
Noninterest
income from
external
customers .......     (90,734)(4)      183,184
 Intersegment
 noninterest
 income..........     (36,527)(3)          --
Noninterest
expense..........     (76,388)(4)      325,250
 Intersegment
 noninterest
 expense.........    (109,196)(3)          --
                  ---------------- ------------
Income before
income taxes and
the charge for
capital..........    (206,913)         227,080
Provision for
income taxes.....     (65,439)(4)       73,072
                  ---------------- ------------
Net income....... $  (141,474)     $   154,008
                  ================ ============
Identifiable
segment assets... $(3,416,114)(4)  $42,826,213
                  ================ ============

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        ANALYSIS OF FINANCIAL CONDITION

  BB&T's total assets at March 31, 2000, were $46.6 billion, a $1.2 billion increase from the balance at December 31, 1999. The balance sheet categories that accounted for most of the increase were loans and leases, including loans held for sale, which grew $729.6 million, securities available for sale, which increased $320.1 million and other assets, which increased $306.8 million primarily as a result of increased purchases of bank-owned life insurance used as a funding source for post-retirement benefits. These increases were partially offset by declines in cash and due from banks, interest-bearing deposits with banks, Federal funds sold and securities purchased under resale agreements or similar arrangements and loans held for sale, which declined by a collective $268.7 million compared to year-end 1999.

  Total deposits at March 31, 2000, increased $705.9 million from December 31, 1999, while short-term borrowed funds declined $113.9 million and long-term debt increased $484.8 million during the first three months of 2000. Total shareholders' equity increased $85.2 million during the same time frame.

  The factors causing the fluctuations in these balance sheet categories are further discussed in the following sections.

Loans and Leases

  BB&T's overall loan growth has been solid during the first quarter of 2000, with end of period loans, excluding loans held for sale, increasing 10.8% on an annualized basis since the end of 1999. Average total loans for the quarter ended March 31, 2000 increased 10.9% compared to the same period of 1999. The overall growth in average loans for the first quarter of 2000 was reduced by an $824.2 million decline in loans held for sale, which is directly related to the volume of mortgage loan production. Excluding the effect of loans held for sale, average loans for the three months ended March 31, 2000 increased $3.9 billion, or 14.4% from the first quarter of 1999.

  BB&T continues to focus lending efforts on commercial and consumer loans, which generally have greater profit margins than mortgage loans. BB&T has acquired a number of community banks and thrift institutions in recent years, which has resulted in a significant percentage of the consolidated loan portfolio being composed of mortgages. Through securitization programs and the sales of fixed rate mortgage loan originations, the mix of the loan portfolio has changed in the current period compared to 1999. Average mortgage loans decreased 13.2% in the first quarter of 2000 compared to the same period of 1999 and represented 19.2% of average total loans at March 31, 2000, compared to 24.5% a year ago. Excluding loans held for sale, average mortgage loans decreased $82.6 million, or 1.4%, in the current quarter compared to the 1999 period and comprised 18.4% of average total loans, excluding loans held for sale, in the first quarter of 2000 compared to 21.4% in the 1999 quarter. Average commercial loans, including leasing, increased 19.4% in this year's first quarter compared to the first quarter of 1999. Average consumer loans, which includes sales finance, revolving credit and direct retail, increased 17.4% in the three months ended March 31, 2000 compared to the same period in 1999.

  The growth rates of average loans for the first quarter of 2000 include the full effect of loans that were acquired during 1999 as a part of acquisitions accounted for as purchases and the effect of securitizing $304.8 million of mortgage loans during 1999 and $247.9 million in the first quarter of 2000. During 1999, loans totaling $140.9 million were included as a part of the acquisition of Scott & Stringfellow, $414.1 million were acquired through the purchase of Matewan and $75.9 million in loans were added as a result of Premier's acquisition of Farmers and Merchants Bank. Excluding the effect of these purchase accounting transactions and the loan securitizations, average "internal" loan growth for the three months ended March 31, 2000, was 10.1% compared to the first quarter of 1999. By category, excluding these purchase accounting transactions and loan securitizations, average mortgage loans, including loans held for sale, decreased 10.3%, commercial loans grew 18.5%, and consumer loans increased 13.3% in the first quarter of 2000 compared to 1999.

  The change in loan mix to a higher percentage of commercial and consumer loans, the growth of the overall loan portfolio and the increase in the yield on the portfolio resulted in a 17.4% increase in interest income from loans and leases in the current quarter compared to the 1999 period. The average annualized fully taxable equivalent ("FTE") yields on commercial, consumer and mortgage loans for the three months of 2000 were 9.24%, 10.10%, and 7.66%, respectively, resulting in an average yield on the total loan portfolio of 9.17%. This reflects an increase of 42 basis points over the 8.75% earned on total average loans during the first quarter of 1999. The increase in yields resulted from a higher average prime rate during 2000, as well as generally higher interest rates prevalent in the debt securities markets compared to the first quarter of 1999. During the three months ended March 31, 2000, the prime rate, which is the basis for pricing many commercial and consumer loans, averaged 8.66%, compared to 7.75% for the comparable period of 1999.

Securities

  Securities available for sale, which totaled $11.1 billion at March 31, 2000, increased $320.2 million from December 31, 1999. Securities available for sale had net unrealized losses, net of deferred income taxes, of $296.4 million at March 31, 2000, compared to $281.5 million at December 31, 1999. Securities held to maturity totaled $83.9 million, down $13.3 million from year-end 1999. The annualized FTE yield on the average total securities portfolio for the first quarter of 2000 was 6.71%, an increase of 16 basis points from the yield earned in the first quarter of 1999. The increase in the yield on securities is the result of the generally higher interest rate environment that has existed during the first quarter of 2000 compared to 1999.

Other Interest-Earning Assets

  Federal funds sold and securities purchased under resale agreements or similar arrangements at March 31, 2000 decreased $5.3 million and the balances of interest-bearing deposits with banks declined $51.3 million from December 31, 1999. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets for the first quarter of 2000 was 5.82%, an increase from the 4.47% earned during the first three months of 1999. The increase in the yield on other interest earning assets is principally the result of the increase in the average Federal funds rate to 5.66% for the first quarter of 2000 compared to 4.75% for the comparable period of 1999.

Other Assets

  BB&T's other noninterest-earning assets, excluding premises and equipment, increased $306.8 million from December 31, 1999 to March 31, 2000. The increase resulted primarily from the purchases of additional bank-owned life insurance, which is used as a funding source for certain post-retirement benefits, at a cost of $350 million.

Deposits

  Total end of period deposits increased $705.9 million from December 31, 1999 to March 31, 2000. Average deposits for the first three months of 2000 increased $1.8 billion, or 6.6%, compared to the first quarter of 1999. The categories of deposits with the highest average rates of growth from the 1999 quarter were: certificates of deposit and other time deposits, which grew $1.0 billion, or 7.2%; money rate savings accounts, including investor deposit accounts and noninterest-bearing deposits, which increased $810.7 million, or 10.9%; and noninterest-bearing deposits, which grew $257.9 million, or 6.8%. The growth realized in these categories was partially offset by declines of $254.9 million, or 11.1%, in savings and interest checking.

  The growth in average deposits reflects deposits acquired in purchase accounting transactions completed in the latter quarters of 1999, growth of $537.1 million in the investor deposit product and an $863.1 million increase in foreign deposits. The August 27, 1999, purchase of Matewan resulted in the addition of $575.1 million in deposits while Farmers and Merchants Bank, which was purchased by Premier on November 5, 1999, accounted for $151.1 million in deposit growth. Balances in investor deposit accounts averaged $3.6 billion for the first three months of 2000, an increase of 17.3% from the 1999 period. Investor deposit accounts composed 12.2% of total average deposits for the three months ended March 31, 2000.

  The annualized average cost of total interest-bearing deposits during the first three months of 2000 was 4.46%, an increase of 31 basis points from the comparable period of 1999.

Short-term Borrowed Funds

  As a result of asset growth rates in excess of deposit growth rates in recent years, cost-effective alternative funding sources, such as Federal Home Loan Bank ("FHLB") advances, master notes, purchases of Federal funds and sales of securities under repurchase agreements have been increasingly utilized to support balance sheet growth.

  At March 31, 2000, end of period short-term borrowed funds totaled $6.9 billion, a decrease of $219.1 million, or 3.1%, compared to December 31, 1999. For the first quarter of 2000, average short-term borrowed funds totaled $6.6 billion, which reflects an increase of $2.3 billion, or 52.7%, from the comparable period of 1999. The overall increase in average short-term borrowed funds was composed primarily of increases in short-term bank notes, Federal funds purchased and securities sold under repurchase agreements, and the Treasury tax and loan depository note account. The average annualized rate paid on short-term borrowed funds was 5.52% for the first three months of 2000, an increase of 84 basis points from the average rate of 4.68% paid in the first quarter of 1999.

Long-term Debt

  Long-term debt consists primarily of FHLB advances, medium term bank notes and corporate subordinated debt. These borrowings are currently being utilized because they are relatively cost-effective funding sources and provide BB&T with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term debt totaled $6.1 billion at March 31, 2000, an increase of $625.5 million, or 11.3%, from the balance at December 31, 1999. On average, long-term debt totaled $5.5 billion in the first three months of 2000, an increase of $29.5 million, or .5%, compared to the first quarter of 1999. Long-term debt has been utilized for a variety of funding needs, including the repurchase of common stock in conjunction with certain acquisitions.

Asset Quality

  BB&T's asset quality, as measured by relative levels of nonperforming assets and net charge-offs, has remained excellent compared to historic levels and to published industry averages. Nonperforming assets, composed of foreclosed real estate and repossessions, nonaccrual loans and restructured loans, totaled $139.7 million at March 31, 2000, compared to $138.3 million at December 31, 1999. Nonperforming assets, as a percentage of loan-related assets, were .44% at March 31, 2000, compared to .45% at December 31, 1999. Loans 90 days or more past due and still accruing interest totaled $43.0 million compared to $54.5 million at year-end 1999.

  BB&T's net charge-offs totaled $17.4 million and amounted to .23% of average loans and leases, on an annualized basis, in the first three months of 2000, compared to $14.9 million, or .22% of average loans and leases, in the corresponding period in 1999.

  The allowance for loan and lease losses was $417.2 million, or 1.33% of loans and leases, at March 31, 2000, compared to $411.2 million, or 1.34% of loans and leases, at December 31, 1999.

  The provision for loan and lease losses for the first quarter of 2000 was $23.5 million, compared to $21.6 million in the comparable quarter of 1999. The increased provision in 2000 was principally the result of higher net charge-offs during the quarter as the levels of nonaccrual loans and leases and other nonperforming assets, measured as a percentage of loan-related assets, have remained at low levels.

  Asset quality statistics for the last five calendar quarters are presented in the accompanying table.

                             ASSET QUALITY ANALYSIS

                              03/31/00  12/31/99  09/30/99  06/30/99  03/31/99
                              --------  --------  --------  --------  --------
                                         (Dollars in thousands)
Allowance For Loan & Lease
 Losses
  Beginning balance.........  $411,188  $400,869  $393,306  $387,133  $378,531
  Allowance for acquired
   loans....................       --      1,120     7,473       169     1,935
  Provision for loan and
   lease losses.............    23,500    37,737    21,862    23,499    21,569
  Net charge-offs...........   (17,444)  (28,538)  (21,772)  (17,495)  (14,902)
                              --------  --------  --------  --------  --------
  Ending balance............  $417,244  $411,188  $400,869  $393,306  $387,133
                              ========  ========  ========  ========  ========
Risk Assets
  Nonaccrual loans and
   leases...................  $108,176  $108,708  $ 95,367  $ 97,787  $109,664
  Foreclosed real estate....    15,968    15,123    19,262    19,060    24,221
  Other foreclosed proper-
   ty.......................    14,654    13,398    10,728     8,812    10,965
  Restructured loans........       925     1,094     1,378     1,560     3,103
                              --------  --------  --------  --------  --------
Total nonperforming assets..  $139,723  $138,323  $126,735  $127,219  $147,953
                              ========  ========  ========  ========  ========
  Loans 90 days or more past
   due and still accruing...  $ 42,961  $ 54,493  $ 49,902  $ 45,021  $ 41,801
                              ========  ========  ========  ========  ========
Asset Quality Ratios
Nonaccrual loans and leases
 as a percentage of total
 loans and leases*..........       .34%      .35%      .32%      .34%      .39%
Total nonperforming assets
 as a percentage of:
  Total assets..............       .30       .30       .28       .29       .35
  Loans and leases plus
   foreclosed property*.....       .44       .45       .42       .44       .52
Annualized net charge-offs
 as a percentage of average
 loans and leases*..........       .23       .37       .29       .24       .22
Allowance for loan and lease
 losses as a percentage of
 loans and leases*..........      1.33      1.34      1.34      1.36      1.36
Ratio of allowance for loan
 and lease losses to:
  Net charge-offs...........      5.95x     3.63x     4.64x     5.60x     6.41x
  Nonaccrual and restruc-
   tured loans and leases...      3.82      3.74      4.14      3.96      3.43

--------
 * All items referring to loans and leases include loans held for sale and are net of unearned income.

                            MARKET RISK MANAGEMENT

  As a financial institution, BB&T's most significant market risk exposure is interest rate risk. The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on net interest income. This is accomplished through active management of asset and liability portfolios with a focus on the strategic pricing of asset and liability accounts and management of maturity mixes for assets and liabilities. The goal of these activities is the development of appropriate maturity and repricing opportunities in BB&T's portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. BB&T's Asset/Liability Management Committee ("ALCO") monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed for proper fixed-rate and variable-rate mixes under various interest rate scenarios.

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

  The majority of assets and liabilities of financial institutions are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System ("FRB") to regulate the availability and cost of credit have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, BB&T is positioned to respond to changing interest rates and inflationary trends.

  Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T's interest sensitivity by means of a computer model that incorporates the current volumes, average rates earned and paid, scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios of projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap.

  The asset/liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates by analyzing external factors, including published economic projections and data, the effects of likely monetary and fiscal policies as well as any enacted or prospective regulatory changes. BB&T's current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are also considered. This data is combined with various interest rate scenarios to provide management with information necessary to analyze interest sensitivity and to aid in the development of strategies to reach performance goals.

  The following table represents the interest sensitivity of BB&T as of March 31, 2000. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets; cash flows and maturities of derivative financial instruments; changes in market conditions, loan and deposit volumes and pricing; customer preferences; and capital plans. This tabular data does not reflect the impact of any changes in the credit quality of BB&T's assets. To attempt to quantify the potential change in net interest income given a change in interest rates, various interest rate scenarios are applied to projected balances of assets and liabilities incorporating the projected effect of maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

                   Interest Sensitivity Simulation Analysis



                                                                                        Annualized
                                                                                       Hypothetical
             Interest Rate Scenario                                                     Percentage
        ------------------------------------                                            Change in
                                      Prime                                            Net Interest
        Linear                        Rate                                                Income
        ------                        -----                                            ------------
        +3.00%                        12.00%                                              -2.57%
        +1.50                         10.50                                               -1.68
        -1.50                          7.50                                                1.36
        -3.00                          6.00                                                1.33

  Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over three months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At March 31, 2000, the sensitivity of BB&T's net interest income to changes in interest rates was within management's targets, as illustrated in the accompanying table.

Derivatives and Off-Balance Sheet Financial Instruments

  BB&T utilizes a variety of off-balance sheet financial instruments to manage interest rate sensitivity and net interest income. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, financial forward and futures contracts and options written and purchased. Management accounts for these financial instruments as hedges when the following conditions are met: (1) the specific assets, liabilities, firm commitments or anticipated transactions (or an identifiable group of essentially similar items) to be hedged expose BB&T to interest rate risk or price risk; (2) the financial instrument reduces that exposure; (3) the financial instrument is designated as a hedge at inception; and (4) at the inception of the hedge and throughout the hedge period, there is a high correlation of changes in the fair value or the net interest income associated with the financial instrument and the hedged items.

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

  A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit risk to which BB&T is exposed at any time as a result of these instruments is immaterial. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T's off-balance sheet credit risk exposure at March 31, 2000 was immaterial.

  Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risks. On March 31, 2000, BB&T had outstanding interest rate swaps, caps and floors outstanding with notional amounts totaling $1.9 billion. The estimated fair value of open contracts used for risk management purposes reflected net unrealized gains of $1.9 million at March 31, 2000.

  BB&T uses derivative contracts as synthetic instruments to hedge specified assets or groups of assets, liabilities or groups of liabilities, forward commitments and anticipated transactions. BB&T's derivatives are primarily used to hedge specific assets or groups of assets, specific liabilities or groups of liabilities, forward commitments and anticipated transactions. BB&T's derivatives are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and floating rate notes. These hedges resulted in a $1.3 million increase in net interest income in the first quarter of 2000 compared to a decrease of $1.5 million in the comparable period of 1999.

  SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. The following tables set forth certain information concerning BB&T's interest rate swaps, caps, floors and collars at March 31, 2000:

                 Interest Rate Swaps, Caps, Floors and Collars
                                March 31, 2000
                            (Dollars in thousands)

                                                                        Net
                                                                    Unrealized
                                 Notional     Receive                  Gains
Type                              Amount       Rate      Pay Rate    (Losses)
----                            ----------  -----------  ---------  -----------
Receive fixed swaps............ $1,395,000         7.75%      7.09% $    (5,272)
Pay fixed swaps................    495,951         5.99       5.34        7,202
Caps, floors & collars.........     47,250          --         --           --
                                ----------  -----------  ---------  -----------
  Total........................ $1,938,201         7.11%      6.47%  $    1,930
                                ==========  ===========  =========  ===========
                                 Receive                   Caps,
                                  Fixed      Pay Fixed   Floors &
Year-to-date Activity             Swaps        Swaps      Collars      Total
---------------------           ----------  -----------  ---------  -----------
Balance, December 31, 1999..... $  745,000  $   494,361  $  62,250  $ 1,301,611
Additions......................    810,000       10,000        --       820,000
Maturities/amortizations.......   (160,000)      (8,410)   (15,000)    (183,410)
                                ----------  -----------  ---------  -----------
  Balance, March 31, 2000...... $1,395,000   $  495,951   $ 47,250   $1,938,201
                                ==========  ===========  =========  ===========
                                                           After
                                 One Year   One to Five    Five
Maturity Schedule*               or Less       Years       Years       Total
------------------              ----------  -----------  ---------  -----------
Receive fixed swaps............ $  325,000  $   770,000  $ 300,000  $ 1,395,000
Pay fixed swaps................     10,535      445,105     40,311      495,951
Caps, floors & collars.........        --        47,250        --        47,250
                                ----------  -----------  ---------  -----------
  Total........................  $ 335,535   $1,262,355   $340,311   $1,938,201
                                ==========  ===========  =========  ===========

--------
 * Maturities are based on full contract extensions.

                        CAPITAL ADEQUACY AND RESOURCES

  The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T's principal goals related to capital are to provide an adequate return to shareholders, while retaining a sufficient base to support future growth and comply with all regulatory standards.

  Total shareholders' equity was $3.5 billion at March 31, 2000 and $3.4 billion at December 31, 1999. BB&T's book value per common share at March 31, 2000, was $9.99 compared to $9.76 at December 31, 1999.

  Bank holding companies and their subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Risk-based capital ratios measure capital as a percentage of a combination of risk-weighted balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by Federal regulatory pronouncements.

  Tier 1 capital (total shareholders' equity excluding unrealized gains or losses on debt securities available for sale, net of tax effect, plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets) is required to be at least 4% of risk-weighted assets, and total capital (Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier 1 capital.

  In addition to the risk-based capital measures described above, regulators have also established minimum leverage capital requirements for banking organizations. This is the primary measure of capital adequacy used by BB&T's management, and is calculated by dividing period-end Tier 1 capital by average tangible assets for the most recent quarter. The minimum required Tier 1 leverage ratio ranges from 3% to 5% depending upon Federal bank regulatory agency evaluation of an organization's overall safety and soundness.

  BB&T's capital adequacy ratios for the last five quarters are presented in the accompanying table:

                            CAPITAL ADEQUACY RATIOS

                                         2000                1999
                                        ------- -------------------------------
                                         First  Fourth   Third  Second   First
                                        Quarter Quarter Quarter Quarter Quarter
                                        ------- ------- ------- ------- -------
Risk-based capital ratios:
  Tier 1 capital.......................   9.6%    9.4%    9.6%    9.7%   10.0%
  Total capital........................  13.1    13.0    13.3    13.5    14.1
Tier 1 leverage ratio..................   7.0     6.8     6.8     6.7     7.1

                       ANALYSIS OF RESULTS OF OPERATIONS

  Net income for the first quarter of 2000 totaled $162.2 million, an increase of 5.3% over the $154.0 million earned during the comparable quarter of 1999. On a diluted per share basis, earnings for the three months ended March 31, 2000 were $.46, compared to $.44 for the same period in 1999, an increase of 4.5%. BB&T's operating results for the first quarter of 2000 produced an annualized return on average assets of 1.42% and an annualized return on average shareholders' equity of 18.99% compared to prior year ratios of 1.50% and 18.67%, respectively.

  BB&T's earnings for the first quarters of 2000 and 1999 were adversely affected by costs principally associated with consummating mergers and acquisitions. During the first quarter of 2000, BB&T incurred $19.8 million in after-tax merger-related charges, primarily associated with completing the Premier merger. These charges included professional fees, as well as costs in connection with the reduction of staffing levels, early retirement packages and other personnel-related expenses, and a loss on the sale of securities. BB&T also incurred after-tax charges totaling $10.4 million during the first quarter of 1999 associated with the acquisition of MainStreet.

  Excluding the impact of these merger-related charges on 2000 and 1999 operating results, BB&T would have had net income for the first quarter of 2000 totaling $182.0 million, an increase of 10.7% over the $164.4 million earned during the first quarter of 1999. On a diluted per share basis, earnings for the three months ended March 31, 2000, excluding merger charges, were $.52, compared to $.47 for the same period in 1999, an increase of 10.6%. BB&T's recurring operating results for the first quarter of 2000 produced an annualized return on average assets of 1.60% and an annualized return on average shareholders' equity of 21.30% compared to prior year ratios of 1.60% and 19.93%, respectively.

  BB&T's growth in earnings in the first quarter of 2000 principally resulted from increased FTE net interest income due to solid growth in average loans and securities along with a more profitable mix of loans. Also, the effective management of noninterest expense growth played a significant role in achieving the increase in the current quarter's operating results. Excluding the effect of nonrecurring merger-related charges and the effect of business combinations accounted for as purchases that were completed in 1999, total noninterest expenses for the first quarter of 2000 increased less than 1% from the comparable period of 1999. In addition, the maintenance of excellent overall asset quality remained a critical element in BB&T's performance. The first quarter of 2000 continued the trend of nonperforming assets and credit losses remaining at low levels relative to the size of the loan portfolio. This has resulted in provisions for loan and lease losses that are commensurate with portfolio growth, which is an important element in achieving increased earnings.

                            PROFITABILITY MEASURES

                                        2000                1999
                                       ------- -------------------------------
                                        First  Fourth   Third  Second   First
                                       Quarter Quarter Quarter Quarter Quarter
                                       ------- ------- ------- ------- -------
Return on average assets..............   1.42%   1.28%   1.34%   1.52%   1.50%
Return on average equity..............  18.99   16.85   18.00   19.60   18.67
Net interest margin...................   4.25    4.30    4.27    4.28    4.26
Fee Income ratio (taxable equiva-
 lent)*...............................   32.1    31.0    31.3    32.4    30.9
Efficiency ratio (taxable equiva-
 lent)*...............................   52.9    53.0    54.4    54.4    52.1

--------
 *Excludes securities gains (losses), foreclosed property expense and nonrecurring items.

Net Interest Income and Net Interest Margin

  Net interest income on an FTE basis was $454.1 million for the first quarter of 2000 compared to $409.9 million for the same period in 1999, a 10.8% increase. For the three months ended March 31, 2000, average earning assets increased $4.1 billion, or 10.7%, to $42.9 billion over the comparable period of 1999, while average interest-bearing liabilities increased by $3.9 billion. During the same time period, the net interest margin decreased from 4.26% in the first quarter of 1999 to 4.25% in the current quarter. The one basis point decline in the margin was primarily the result of increased cost of interest-bearing deposits and borrowed funds.

  The following tables set forth the major components of net interest income and the related yields for the first quarter of 2000 compared to the first quarter of 1999 and the variances between the periods caused by changes in interest rates versus changes in volumes.

                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
              For the Three Months Ended March 31, 2000 and 1999

                             Average Balances     Yield/Rate     Income/Expense               Change due to
                          ----------------------- ------------  -----------------            ----------------
                                                                                   Increase
                             2000        1999     2000   1999     2000     1999   (Decrease)  Rate    Volume
                          ----------- ----------- -----  -----  -------- -------- ---------- -------  -------
                                          Fully Taxable Equivalent--(Dollars in thousands)
Assets
Securities(1):
 U.S. Treasury,
  government and
  other(5)..............  $10,797,409 $ 9,868,324  6.63%  6.47% $179,100 $159,622  $ 19,478  $ 4,092  $15,386
 States and political
  subdivisions..........      634,829     482,792  7.85   7.99    12,458    9,644     2,814     (170)   2,984
                          ----------- ----------- -----  -----  -------- --------  --------  -------  -------
 Total securities(5)....   11,432,238  10,351,116  6.71   6.55   191,558  169,266    22,292    3,922   18,370
Other earning as-
 sets(2)................      318,907     309,390  5.82   4.47     4,611    3,412     1,199    1,091      108
Loans and leases, net of
 unearned
 income(1)(3)(4)(5).....   31,137,746  28,078,948  9.17   8.75   710,447  607,320   103,127   28,941   74,186
                          ----------- ----------- -----  -----  -------- --------  --------  -------  -------
 Total earning assets...   42,888,891  38,739,454  8.49   8.13   906,616  779,998   126,618   33,954   92,664
                          ----------- ----------- -----  -----  -------- --------  --------  -------  -------
 Non-earning assets.....    2,981,448   2,820,968
                          ----------- -----------
  Total assets..........  $45,870,339 $41,560,422
                          =========== ===========
Liabilities and
 Shareholders' Equity
Interest-bearing depos-
 its:
 Savings and interest-
  checking..............  $ 2,047,804 $ 2,302,711  1.65   1.74     8,401    9,903    (1,502)    (446)  (1,056)
 Money rate savings.....    8,268,478   7,457,822  3.38   2.88    69,582   52,961    16,621   10,478    6,143
 Other time deposits....   15,284,504  14,254,296  5.41   5.21   205,733  182,948    22,785    7,519   15,266
                          ----------- ----------- -----  -----  -------- --------  --------  -------  -------
 Total interest-bearing
  deposits..............   25,600,786  24,014,829  4.46   4.15   283,716  245,812    37,904   17,551   20,353
Short-term borrowed
 funds..................    6,586,123   4,312,588  5.52   4.68    90,462   49,802    40,660   10,140   30,520
Long-term debt..........    5,482,509   5,453,044  5.74   5.50    78,374   74,492     3,882    3,478      404
                          ----------- ----------- -----  -----  -------- --------  --------  -------  -------
 Total interest-bearing
  liabilities...........   37,669,418  33,780,461  4.83   4.44   452,552  370,106    82,446   31,169   51,277
                          ----------- ----------- -----  -----  -------- --------  --------  -------  -------
 Noninterest-bearing
  deposits..............    4,065,783   3,807,843
 Other liabilities......      698,706     626,546
 Shareholders' equity...    3,436,432   3,345,572
                          ----------- -----------
 Total liabilities and
  shareholders' equity..  $45,870,339 $41,560,422
                          =========== ===========
Average interest rate
 spread.................                           3.66   3.69
Net yield on earning as-
 sets...................                           4.25%  4.26% $454,064 $409,892  $ 44,172  $ 2,785  $41,387
                                                  =====  =====  ======== ========  ========  =======  =======
Taxable equivalent
 adjustment.............                                        $ 21,588 $ 19,177
                                                                ======== ========

--------
(1) Yields related to securities, loans and leases wholly or partially exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5) Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.

Noninterest Income

  Noninterest income for the three months ended March 31, 2000, was $213.9 million compared to $183.2 million for the same period in 1999, an increase of 16.8%. The results for the first quarter of 2000 period includes growth of 214.8% in investment banking and brokerage fees and commissions as well as an increase of 66.4% in agency insurance commissions, both of which benefited from the purchase accounting acquisitions made in 1999. These increases were partially offset by a 44.5% decrease in mortgage banking revenue that primarily resulted from a reduction in mortgage loan origination volume.

  During the first quarter of 2000, service charges on deposits, investment banking and brokerage fees, agency insurance commissions, trust income and other nondeposit fees and commissions all registered gains compared to the corresponding prior year period. These increases were offset in part by the aforementioned decline in mortgage banking revenue. The percentage of total revenues (tax-equivalent net interest income plus noninterest income excluding securities gains or losses) derived from noninterest income was 32.1% for the three months ended March 31, 2000, up from 30.9% for the first quarter of 1999.

  Service charges on deposits totaled $53.9 million for the first quarter of 2000, an increase of $2.4 million, or 4.6%, compared to the first quarter of 1999. The largest components of the growth within service charges on deposits included account analysis fees on commercial transaction accounts and NSF and overdraft charges on personal and commercial accounts.

  Trust income totaled $14.9 million for the current quarter, an increase of $1.7 million, or 13.0%, compared to the same period a year ago. The increase in trust income was the result of an increase of approximately 5% in assets under management, which totaled $10.1 billion at March 31, 2000, increased revenues from general trust services and higher mutual fund management fees compared to the 1999 period.

  Investment banking and brokerage fees totaled $44.8 million during the first quarter of 2000, an increase of $30.5 million, or 214.8%, compared to the first quarter of 1999. This significant boost in revenue was primarily the result of the acquisition of Scott & Stringfellow on March 26, 1999. This acquisition was accounted for as a purchase; therefore, its operating results were only included in BB&T's accounts in periods following the acquisition.

  Agency insurance commissions totaled $28.1 million for the first quarter of 2000, an increase of $11.2 million, or 66.4%, compared to the same three-month period of 1999. This growth in revenue resulted from the purchase of additional agencies during 1999, internal growth in property and casualty insurance commissions and increased contingent insurance commissions.

  Income from mortgage banking activities totaled $25.7 million for the first quarter of 2000, a decrease of $20.6 million, or 44.5%, from the same period of 1999. This decline resulted from lower volumes of mortgage loans originations in the 2000 period and the recapture in the 1999 quarter of $3 million in valuation allowances related to capitalized mortgage servicing rights. The recapture of valuation allowances during the 1999 period, which were established in 1998, resulted from a slowing in prepayment speeds related to the mortgage loans which underlie the capitalized servicing rights. Increased fees in the 2000 period from servicing mortgage loans and gains from the sale of servicing rights (substantially all of which were from servicing portfolios of merged banks) on mortgages that were located outside of the geographic area of BB&T's servicing portfolio served to offset a portion of the above described declines in mortgage banking income.

  Other nondeposit fees and commissions totaled $26.9 million for the first quarter of 2000, an increase of $2.5 million, or 10.5%, compared to the three months ended March 31, 1999. Fees generated by credit and debit card products, including merchant discounts, were responsible for generating most of the increase in this category of revenue.

  Other income increased $3.6 million, or 26.5%, during the 2000 quarter compared to the first three months of 1999. Included in this total is the cash value buildup on bank-owned life insurance used to fund certain post-retirement benefits, which increased $2 million as a result of purchases of additional coverage.

Noninterest Expense

  Noninterest expenses totaled $384.7 million for the first quarter of 2000 compared to $325.3 million for the same period a year ago, an increase of 18.3%. Noninterest expense for the first quarter of 2000 includes $30.6 million of nonrecurring expenses principally associated with the acquisition of Premier, while the first three months of 1999 include $15.8 million of costs resulting from the merger with MainStreet. Excluding these merger costs from both years, noninterest expenses increased $44.7 million, or 14.4%, for the three months ended March 31, 2000, compared to the same period in 1999. Excluding the effects of business combinations accounted for as purchases that were completed in 1999, and the aforementioned merger-related expenses, noninterest expenses for the first quarter 2000 would have increased less than one percent from the comparable period of 1999. BB&T's efficiency ratio (noninterest expenses, excluding the nonrecurring expenses referred to above and costs related to foreclosed assets, as a percent of FTE net interest income plus noninterest income excluding securities gains and losses) was 52.9% for the first quarter of 2000 compared to 52.1% for the first quarter of 1999.

  Personnel expense, the largest component of noninterest expense, was $204.7 million for the first quarter of 2000 compared to $164.8 million for the same period in 1999, an increase of $39.8 million, or 24.2%. These amounts include merger-related charges of $6.6 million in the first quarter of 2000 and $5.5 million in the first quarter of 1999. Excluding the merger-related charges, personnel expense in the 2000 quarter would have increased $38.7 million, or 24.3%, from the 1999 period. This growth included the effect of acquisitions completed in 1999 that were accounted for as purchases (Scott & Stringfellow, Matewan, Farmers and Merchants and a number of insurance agencies). Excluding the effects of the merger-related charges and the purchase acquisitions, personnel expense for the first quarter of 2000 increased $10.3 million, or 6.6%, over the first quarter of 1999. This increase was primarily the result of annual salary adjustments and higher costs of providing employee medical benefits.

  Occupancy and equipment expense for the three months ended March 31, 2000, totaled $59.9 million, an increase of $6.4 million, or 11.9%, compared to 1999. These amounts include merger-related charges of $5.6 million in the first quarter of 2000 and $4.0 million in the first quarter of 1999. Excluding the merger-related charges, occupancy and equipment expense in the 2000 quarter would have increased $4.7 million, or 9.6%, from the 1999 period. This growth included the effect of acquisitions completed in the later quarters of 1999 that were accounted for as purchases. Excluding the effect of the merger-related charges and the purchase acquisitions, occupancy and equipment expense for the three months ended March 31, 2000, would have increased $800 thousand, or 1.6%, compared to the same period of 1999. This increase was primarily the result of increased expenses associated with computer and communications equipment.

  The amortization of intangible assets and mortgage servicing rights totaled $18.0 million for the three months ended March 31, 2000, an increase of $400 thousand, or 2.5%, from the amount incurred in the first quarter of 1999. This increase was the result of a $4.4 million increase in amortization of goodwill and other intangibles, due to acquisitions consummated using purchase accounting, which was largely offset by a decline of $4 million in mortgage servicing rights amortization. The majority of the reduction in mortgage servicing rights amortization was due to lower volumes of originated servicing and refinancings compared to the first quarter of 1999. Total goodwill and other intangibles, including mortgage servicing rights, have increased from $650 million at March 31, 1999, to $814 million at March 31, 2000.

  Other noninterest expenses for the first quarter of 2000 totaled $102.2 million, an increase of $12.8 million, or 14.4%, compared to 1999. These amounts include merger-related costs of $17.9 million in the first quarter of 2000 and $6.4 million in the first quarter of 1999. Excluding these costs, other noninterest expenses for the three months ended March 31, 2000 increased $1.3 million, or 1.6%, from the comparable 1999 period.

Provision for Income Taxes

  The provision for income taxes totaled $75.9 million for the first quarter of 2000, an increase of $2.9 million, or 3.9%, compared to the first quarter of 1999. The effective tax rates on pretax income were 31.9% and 32.2% for the three months ended March 31, 2000 and 1999, respectively. Excluding the tax benefits associated with the merger-related charges discussed above from both the 2000 and 1999 quarters, the provision for income taxes would have been $88.6 million during the first three months of 2000, an increase of $10.0 million, or 12.8%, compared to the first quarter of 1999.

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

  (b) Current Reports on Form 8-K during the Quarter ended March 31, 2000.

  On January 12, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the fourth quarter of 1999. On February 7, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to announce that BB&T had entered into a definitive agreement to merge with One Valley Bancorp, Inc. of Charleston, West Virginia, and to file certain analysts presentation material related to this transaction. On February 9, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to file the merger Agreement and Plan of Reorganization between BB&T and One Valley Bancorp, Inc. of Charleston, West Virginia. On April 11, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the first quarter of 2000. On April 28, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to report BB&T's operations and financial condition restated for the accounts of Premier, which was acquired on January 13, 2000.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BB&T CORPORATION
                                               (Registrant)

Date: May 12, 2000                        By: /s/ Scott E. Reed
                                            -----------------------------------
                                            Scott E. Reed, Senior Executive
                                             Vice
                                            President and Chief Financial
                                             Officer

Date: May 12, 2000                        By: /s/ Sherry A. Kellett
                                            -----------------------------------
                                            Sherry A. Kellett, Senior
                                             Executive Vice
                                            President and Controller
                                            (Principal Accounting Officer)