Form 10-Q/A
period 2000-03-31
BB&T CORP
filed 2000-06-05
CIK 92230

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

                                Amendment No. 1

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

  Explanatory Note: We are amending our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2000, to correct amounts that appeared on page 13 in the original document. The corrected page 13 is included herein.

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

                       BB&T CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                            Accumulated
                                                                            Other Non-
                                                    Additional   Retained   shareholder     Total
                           Shares of      Common     Paid-In     Earnings     Changes   Shareholders'
                          Common Stock    stock      Capital    and Other*   in Equity     Equity
                          ------------  ----------  ----------  ----------  ----------- -------------
                                                  (Dollars in thousands)
Balance, December 31,
 1998, as restated......   343,724,018  $1,718,620  $ 210,882   $1,332,079   $  65,021   $3,326,602
Add (Deduct)
 Nonshareholder changes
  in equity:**
 Net income.............            --          --         --      154,008          --      154,008
  Unrealized holding
   gains (losses)
   arising during the
   period...............            --          --         --           --     (35,288)     (35,288)
  Less: reclassification
   adjustment, net of
   tax of $110..........            --          --         --           --         166          166
                          ------------  ----------  ---------   ----------   ---------   ----------
 Net unrealized gains
  (losses) on
  securities............            --          --         --           --     (35,122)     (35,122)
                          ------------  ----------  ---------   ----------   ---------   ----------
 Total nonshareholder
  changes in equity.....            --          --         --      154,008     (35,122)     118,886
                          ------------  ----------  ---------   ----------   ---------   ----------
 Common stock issued....     4,821,803      24,109    110,482           --          --      134,591
 Redemption of common
  stock.................    (4,279,600)    (21,398)  (144,290)          --          --     (165,688)
 Cash dividends declared
  on common stock.......            --          --         --      (56,088)         --      (56,088)
 Other..................            --          --         --        2,653          --        2,653
                          ------------  ----------  ---------   ----------   ---------   ----------
Balance, March 31,
 1999...................   344,266,221  $1,721,331  $ 177,074   $1,432,652   $  29,899   $3,360,956
                          ============  ==========  =========   ==========   =========   ==========
Balance, December 31,
 1999, as restated......   347,906,156  $1,739,531  $ 258,221   $1,680,153   $(281,494)  $3,396,411
Add (Deduct)
 Nonshareholder changes
  in equity:**
 Net income.............            --          --         --      162,237          --      162,237
  Unrealized holding
   gains (losses)
   arising during the
   period...............            --          --         --           --     (14,780)     (14,780)
  Less: reclassification
   adjustment, net of
   tax of $78...........            --          --         --           --        (116)        (116)
                          ------------  ----------  ---------   ----------   ---------   ----------
 Net unrealized gains
  (losses) on
  securities............            --          --         --           --     (14,896)     (14,896)
                          ------------  ----------  ---------   ----------   ---------   ----------
 Total nonshareholder
  changes in equity.....            --          --         --      162,237     (14,896)     147,341
                          ------------  ----------  ---------   ----------   ---------   ----------
 Common stock issued....       566,286       2,831      3,470           --          --        6,301
 Cash dividends declared
  on common stock.......            --          --         --      (69,738)         --      (69,738)
 Other..................            --          --         --        1,287          --        1,287
                          ------------  ----------  ---------   ----------   ---------   ----------
Balance, March 31,
 2000...................   348,472,442  $1,742,362  $ 261,691   $1,773,939   $(296,390)  $3,481,602
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

E. Calculation of Earnings Per Common Share

  BB&T's basic and diluted earnings per common share amounts were calculated as follows:

                                                       For the Three Months
                                                          Ended March 31,
                                                     -------------------------
                                                         2000         1999
                                                     ------------ ------------
                                                      (Dollars in thousands,
                                                      except per share data)
Basic Earnings Per Share:
  Weighted average number of common shares
   outstanding during the period....................  348,258,984  343,404,805
                                                     ============ ============
  Net income........................................ $    162,237 $    154,008
                                                     ============ ============
  Basic earnings per share.......................... $        .47 $        .45
                                                     ============ ============
Diluted Earnings Per Share:
  Weighted average number of common shares..........  348,258,984  343,404,805
  Add:
    Dilutive effect of outstanding options (as
     determined by application of treasury stock
     method)........................................    4,280,896    6,928,244
                                                     ------------ ------------
  Weighted average number of common shares, as
   adjusted.........................................  352,539,880  350,333,049
                                                     ============ ============
  Net income........................................ $    162,237 $    154,008
                                                     ============ ============
  Diluted earnings per share........................ $        .46 $        .44
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

                                                            For the Three Months Ended March 31, 1999
                  -------------------------------------------------------------------------------------------------------
                                                              Investment                                         Other
                                                               Banking                               Total     Revenues
                    Banking    Mortgage    Trust     Agency      and                   All Other    Segment       and
                    Network    Banking    Services  Insurance Brokerage   Treasury    Segments(1)   Results   Expenses(2)
                  ----------- ----------  --------  --------- ---------- -----------  ----------- ----------- -----------
                                                                      (Dollars in thousands)
Net interest
income (expense)
from external
customers........ $   227,571 $  111,657  $(8,153)   $   --    $    255  $    40,033  $   49,999  $   421,362 $   16,729
 Net intersegment
 interest income
 (expense).......      86,282    (77,800)   9,961        --         --        (4,349)        --        14,094     (3,476)
                  ----------- ----------  -------    -------   --------  -----------  ----------  ----------- ----------
Net interest
income...........     313,853     33,857    1,808        --         255       35,684      49,999      435,456     13,253
                  ----------- ----------  -------    -------   --------  -----------  ----------  ----------- ----------
Provision for
loan and lease
losses...........      23,217        803      --         --         --            22       4,110       28,152        551
Noninterest
income from
external
customers .......     105,418     40,613   14,097     16,491     16,316        1,354       6,259      200,548      2,992
 Intersegment
 noninterest
 income..........      36,527        --       --         --         --           --          --        36,527        --
Noninterest
expense..........     162,201     21,139    9,570     12,088     10,875        1,073      12,009      228,955     63,487
 Intersegment
 noninterest
 expense.........      58,796      4,679      721        687        448        2,459       1,384       69,174    (14,095)
                  ----------- ----------  -------    -------   --------  -----------  ----------  ----------- ----------
Income before
income taxes.....     211,584     47,849    5,614      3,716      5,248       33,484      38,755      346,250    (33,698)
Provision for
income taxes.....      69,182     18,123    1,681      1,478      2,059       10,802       5,209      108,534    (15,538)
                  ----------- ----------  -------    -------   --------  -----------  ----------  ----------- ----------
Net income....... $   142,402 $   29,726  $ 3,933    $ 2,238   $  3,189  $    22,682  $   33,546  $   237,716 $  (18,160)
                  =========== ==========  =======    =======   ========  ===========  ==========  =========== ==========
Identifiable
segment assets... $24,207,766 $6,018,045  $10,993    $26,040   $525,448  $10,711,170  $2,553,201  $44,052,663 $2,189,664
                  =========== ==========  =======    =======   ========  ===========  ==========  =========== ==========
                  Reconciling
                    Items &        Consolidated
                  Eliminations        Totals
                  ---------------- ------------
Net interest
income (expense)
from external
customers........ $   (47,376)(4)  $   390,715
 Net intersegment
 interest income
 (expense).......     (10,618)(3)          --
                  ---------------- ------------
Net interest
income...........     (57,994)         390,715
                  ---------------- ------------
Provision for
loan and lease
losses...........      (7,134)(4)       21,569
Noninterest
income from
external
customers .......     (20,356)(4)      183,184
 Intersegment
 noninterest
 income..........     (36,527)(3)          --
Noninterest
expense..........      32,808(4)       325,250
 Intersegment
 noninterest
 expense.........     (55,079)(3)          --
                  ---------------- ------------
Income before
income taxes.....     (85,472)         227,080
Provision for
income taxes.....     (19,924)(4)       73,072
                  ---------------- ------------
Net income....... $   (65,548)     $   154,008
                  ================ ============
Identifiable
segment assets... $(3,416,114)(4)  $42,826,213
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

                                          BB&T CORPORATION
                                               (Registrant)

Date: June 5, 2000                        By: /s/ Scott E. Reed
                                            -----------------------------------
                                            Scott E. Reed, Senior Executive
                                             Vice
                                            President and Chief Financial
                                             Officer

Date: June 5, 2000                        By: /s/ Sherry A. Kellett
                                            -----------------------------------
                                            Sherry A. Kellett, Senior
                                             Executive Vice
                                            President and Controller
                                            (Principal Accounting Officer)