Form 10-Q
period 2000-06-30
BB&T CORP
filed 2000-08-11
CIK 92230

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

                                 JUNE 30, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   At July 31, 2000; 399,893,490 shares of the registrant's common stock, $5 par value, were outstanding.

                               ----------------

    This Form 10-Q has 29 pages. The Exhibit Index is included on page 28.


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                BB&T CORPORATION

                                   FORM 10-Q
                                 June 30, 2000

                                     INDEX

                                                                        Page No.
                                                                        --------
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)............................      2
     Consolidated Financial Statements................................      2
     Notes to Consolidated Financial Statements.......................      6
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     13
     Analysis of Financial Condition..................................     13
     Market Risk Management...........................................     18
     Capital Adequacy and Resources...................................     21
     Analysis of Results of Operations................................     21
  Item 3.Quantitative and Qualitative Disclosures About Market Risk...     18
Part II. OTHER INFORMATION
  Item 1.Legal Proceedings............................................     28
  Item 4.Submission of Matters to a Vote of Security Holders..........     28
  Item 6.Exhibits and Reports on Form 8-K.............................     28
SIGNATURES............................................................     29
EXHIBIT 11 Calculation of Earnings Per Share..........................     28
EXHIBIT 27 Financial Data Schedule--Included with electronically-filed document only.

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       BB&T CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                       June 30,    December 31,
                                                         2000          1999
                                                      -----------  ------------
Assets
 Cash and due from banks............................. $ 1,257,020  $ 1,252,229
 Interest-bearing deposits with banks................       9,789       76,208
 Federal funds sold and securities purchased under
  resale agreements or similiar arrangements.........     360,258      247,287
 Trading securities..................................     127,344       93,221
 Securities available for sale.......................  11,185,310   10,968,969
 Securities held to maturity (approximate market
  values of $68,727 at June 30, 2000, and $119,172 at
  December 31, 1999).................................      68,241      118,567
 Loans held for sale.................................     258,446      363,255
 Loans and leases, net of unearned income............  32,926,012   31,011,154
 Allowance for loan and lease losses.................    (436,836)    (423,140)
                                                      -----------  -----------
  Loans and leases, net..............................  32,489,176   30,588,014
                                                      -----------  -----------
 Premises and equipment, net.........................     620,877      613,428
 Other assets........................................   2,419,657    2,099,211
                                                      -----------  -----------
   Total assets...................................... $48,796,118  $46,420,389
                                                      ===========  ===========
Liabilities and Shareholders' Equity
 Deposits:
 Noninterest-bearing deposits........................ $ 4,513,694  $ 4,287,674
 Savings and interest checking.......................   1,817,433    2,176,812
 Money rate savings..................................   8,692,402    8,540,340
 Other time deposits.................................  15,754,591   14,032,549
 Foreign deposits....................................   1,047,057      529,401
                                                      -----------  -----------
  Total deposits.....................................  31,825,177   29,566,776
                                                      -----------  -----------
Short-term borrowed funds............................   5,569,460    7,119,303
Long-term debt.......................................   6,865,786    5,531,604
Accounts payable and other liabilities...............     851,143      697,816
                                                      -----------  -----------
  Total liabilities..................................  45,111,566   42,915,499
                                                      -----------  -----------
Shareholders' equity:
 Preferred stock, $5 par, 5,000,000 shares
  authorized, none issued and outstanding............          --           --
 Common stock, $5 par, 500,000,000 shares authorized;
  356,760,711 issued and outstanding at June 30,
  2000, and 355,956,505 at December 31, 1999.........   1,783,804    1,779,783
 Additional paid-in capital..........................     264,650      257,683
 Retained earnings...................................   1,937,846    1,764,232
 Unearned income and unvested restricted stock.......      (8,398)     (11,676)
 Accumulated other nonshareholder changes in equity,
  net of deferred income taxes of $(173,193) at June
  30, 2000 and $(169,893) at December 31, 1999.......    (293,350)    (285,132)
                                                      -----------  -----------
  Total shareholders' equity.........................   3,684,552    3,504,890
                                                      -----------  -----------
  Total liabilities and shareholders' equity......... $48,796,118  $46,420,389
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                            For the Three Months         For the Six Months
                                    Ended                       Ended
                                  June 30,                    June 30,
                          --------------------------  --------------------------
                              2000          1999          2000          1999
                          ------------  ------------  ------------  ------------
                             (Dollars in thousands, except per share data)
Interest Income
 Interest and fees on
  loans and leases......  $    762,184  $    636,396  $  1,482,270  $  1,250,724
 Interest and dividends
  on securities.........       181,294       176,422       359,799       336,378
 Interest on short-term
  investments...........         6,005         5,274        10,769         9,421
                          ------------  ------------  ------------  ------------
 Total interest income..       949,483       818,092     1,852,838     1,596,523
                          ------------  ------------  ------------  ------------
Interest Expense
 Interest on deposits...       311,718       253,284       601,350       505,683
 Interest on short-term
  borrowed funds........        95,957        65,364       187,947       115,880
 Interest on long-term
  debt..................        92,691        77,753       170,595       152,251
                          ------------  ------------  ------------  ------------
 Total interest
  expense...............       500,366       396,401       959,892       773,814
                          ------------  ------------  ------------  ------------
Net Interest Income.....       449,117       421,691       892,946       822,709
 Provision for loan and
  lease losses..........        25,250        23,739        48,914        45,594
                          ------------  ------------  ------------  ------------
Net Interest Income
 After Provision for
 Loan and Lease Losses..       423,867       397,952       844,032       777,115
                          ------------  ------------  ------------  ------------
Noninterest Income
 Service charges on
  deposit accounts......        59,136        52,888       114,510       105,776
 Investment banking and
  brokerage fees and
  commissions...........        40,652        38,307        85,417        52,318
 Mortgage banking
  income................        23,253        44,234        49,071        90,753
 Trust income...........        15,534        13,622        30,568        26,920
 Agency insurance
  commissions...........        29,163        16,831        57,268        33,716
 Other insurance
  commissions...........         3,315         2,848         6,325         5,987
 Other nondeposit fees
  and commissions.......        30,946        28,781        58,362        53,615
 Securities gains
  (losses), net.........          (904)       (2,895)       (1,180)       (2,701)
 Other income...........        25,660        12,565        42,932        26,553
                          ------------  ------------  ------------  ------------
 Total noninterest
  income................       226,755       207,181       443,273       392,937
                          ------------  ------------  ------------  ------------
Noninterest Expense
 Personnel expense......       205,667       187,632       414,578       356,583
 Occupancy and equipment
  expense...............        58,110        54,483       119,487       109,420
 Amortization of
  intangibles and
  mortgage servicing
  rights................        18,209        18,508        36,333        36,197
 Other noninterest
  expense...............       110,249        97,064       215,160       189,589
                          ------------  ------------  ------------  ------------
 Total noninterest
  expense...............       392,235       357,687       785,558       691,789
                          ------------  ------------  ------------  ------------
Earnings
 Income before income
  taxes.................       258,387       247,446       501,747       478,263
 Provision for income
  taxes.................        85,643        79,545       163,259       153,831
                          ------------  ------------  ------------  ------------
 Net income.............  $    172,744  $    167,901  $    338,488  $    324,432
                          ============  ============  ============  ============
Per Common Share
 Net income:
  Basic.................  $        .48  $        .48  $        .95  $        .92
                          ============  ============  ============  ============
  Diluted...............  $        .48  $        .47  $        .94  $        .91
                          ============  ============  ============  ============
 Cash dividends paid....  $        .20  $       .175  $        .40  $        .35
                          ============  ============  ============  ============
Average Shares
 Outstanding
  Basic.................   356,648,577   351,436,110   356,452,393   351,416,111
                          ============  ============  ============  ============
  Diluted...............   361,367,789   358,314,342   360,965,480   358,331,372
                          ============  ============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                           Accumulated
                                                                              Other
                           Shares of               Additional  Retained   Nonshareholder     Total
                            Common       Common     Paid-In    Earnings      Changes     Shareholders'
                             Stock       Stock      Capital   and Other*    in Equity       Equity
                          -----------  ----------  ---------- ----------  -------------- -------------
                                                   (Dollars in thousands)
Balance, December 31,
 1998, as restated......  351,730,921  $1,758,655   $210,112  $1,399,976    $  66,653     $3,435,396
Add (Deduct)
 Nonshareholder changes
  in equity:**
 Net income.............           --          --         --     324,432           --        324,432
  Unrealized holding
   gains (losses)
   arising during the
   period...............           --          --         --          --     (193,869)      (193,869)
  Less: reclassification
   adjustment, net of
   tax of $869..........           --          --         --          --        1,832          1,832
                          -----------  ----------   --------  ----------    ---------     ----------
 Net unrealized gains
  (losses) on
  securities............           --          --         --          --     (192,037)      (192,037)
                          -----------  ----------   --------  ----------    ---------     ----------
 Total nonshareholder
  changes in equity.....           --          --         --     324,432     (192,037)       132,395
                          -----------  ----------   --------  ----------    ---------     ----------
 Common stock issued....    6,250,505      31,252    157,466          --           --        188,718
 Redemption of common
  stock.................   (6,753,200)    (33,766)  (241,995)         --           --       (275,761)
 Cash dividends declared
  on common stock.......           --          --         --    (116,531)          --       (116,531)
 Other..................           --          --         --     (12,876)          --        (12,876)
                          -----------  ----------   --------  ----------    ---------     ----------
Balance, June 30, 1999..  351,228,226  $1,756,141   $125,583  $1,595,001    $(125,384)    $3,351,341
                          ===========  ==========   ========  ==========    =========     ==========
Balance, December 31,
 1999, as restated......  355,956,505  $1,779,783   $257,683  $1,752,556    $(285,132)    $3,504,890
Add (Deduct)
 Nonshareholder changes
  in equity:**
 Net income.............           --          --         --     338,488           --        338,488
  Unrealized holding
   gains (losses)
   arising during the
   period...............           --          --         --          --       (9,014)        (9,014)
  Less: reclassification
   adjustment, net of
   tax of $384                     --          --         --          --          796            796
                          -----------  ----------   --------  ----------    ---------     ----------
 Net unrealized gains
  (losses) on
  securities............           --          --         --          --       (8,218)        (8,218)
                          -----------  ----------   --------  ----------    ---------     ----------
 Total nonshareholder
  changes in equity.....           --          --         --     338,488       (8,218)       330,270
                          -----------  ----------   --------  ----------    ---------     ----------
 Common stock issued....    1,148,206       5,741     14,302          --           --         20,043
 Redemption of common
  stock.................     (344,000)     (1,720)    (7,335)         --           --         (9,055)
 Cash dividends declared
  on common stock.......           --          --         --    (164,876)          --       (164,876)
 Other..................           --          --         --       3,280           --          3,280
                          -----------  ----------   --------  ----------    ---------     ----------
Balance, June 30, 2000..  356,760,711  $1,783,804   $264,650  $1,929,448    $(293,350)    $3,684,552
                          ===========  ==========   ========  ==========    =========     ==========

--------
 * Other includes unearned income and unvested restricted stock.
** Comprehensive income as defined by SFAS No. 130.

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                          2000         1999
                                                       -----------  -----------
                                                       (Dollars in thousands)
Cash Flows From Operating Activities:
Net income...........................................  $   338,488  $   324,432
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan and lease losses.................       48,914       45,594
 Depreciation of premises and equipment..............       39,983       43,299
 Amortization of intangibles and mortgage servicing
  rights.............................................       36,333       36,197
 Accretion of negative goodwill......................       (3,122)      (3,121)
 Amortization of unearned stock compensation.........        3,278        1,022
 Discount accretion and premium amortization on
  securities, net....................................       (2,134)        (530)
 Net decrease (increase) in trading account
  securities.........................................      (34,123)     (25,449)
 Loss (gain) on sales of securities, net.............        1,180        2,701
 Loss (gain) on disposals of premises and equipment,
  net................................................        2,621       (3,796)
 Proceeds from sales of loans held for sale..........      922,182    3,332,414
 Purchases of loans held for sale....................     (250,245)    (685,362)
 Origination of loans held for sale, net of principal
  collected..........................................     (569,483)  (2,057,780)
 Decrease (increase) in:
 Accrued interest receivable.........................      (52,138)     (21,943)
 Other assets........................................     (345,205)    (168,336)
 Increase (decrease) in:
 Accrued interest payable............................        3,450       12,699
 Accounts payable and other liabilities..............      205,144      112,972
Other, net...........................................        2,779       (6,461)
                                                       -----------  -----------
 Net cash provided by operating activities...........      347,902      938,552
                                                       -----------  -----------
Cash Flows From Investing Activities:
 Proceeds from sales of securities available for
  sale...............................................      110,990      408,785
 Proceeds from maturities, calls and paydowns of
  securities available for sale......................    1,058,338    1,723,507
 Purchases of securities available for sale..........     (881,430)  (3,963,927)
 Proceeds from maturities, calls and paydowns of
  securities held to maturity........................       34,027       61,097
 Purchases of securities held to maturity............       (5,235)     (32,680)
 Leases made to customers............................      (61,827)     (63,262)
 Principal collected on leases.......................       45,068       35,463
 Loan originations, net of principal collected.......   (2,179,013)  (1,297,029)
 Purchases of loans..................................     (273,386)      (5,658)
 Net cash acquired in transactions accounted for
  under the purchase method..........................          --       146,587
 Purchases and originations of mortgage servicing
  rights.............................................      (11,842)     (67,898)
 Proceeds from disposals of premises and equipment...        5,797       24,542
 Purchases of premises and equipment.................      (52,969)     (77,137)
 Proceeds from sales of foreclosed property..........       13,016       17,627
 Proceeds from sales of other real estate held for
  development or sale................................        1,033        8,510
 Other, net..........................................         (623)         561
                                                       -----------  -----------
 Net cash used in investing activities...............   (2,198,056)  (3,080,912)
                                                       -----------  -----------
Cash Flows From Financing Activities:
 Net increase (decrease) in deposits.................    2,258,401       35,531
 Net increase (decrease) in short-term borrowed
  funds..............................................   (1,549,843)   2,592,041
 Proceeds from long-term debt........................    4,358,813    1,105,672
 Repayments of long-term debt........................   (3,024,631)    (909,564)
 Net proceeds from common stock issued...............       10,170       14,164
 Redemption of common stock..........................       (9,055)    (275,761)
 Cash dividends paid on common stock.................     (142,358)    (119,847)
 Other, net..........................................           --        4,880
                                                       -----------  -----------
 Net cash provided by financing activities...........    1,901,497    2,447,116
                                                       -----------  -----------
Net Increase in Cash and Cash Equivalents............       51,343      304,756
Cash and Cash Equivalents at Beginning of Period.....    1,575,724    1,587,475
                                                       -----------  -----------
Cash and Cash Equivalents at End of Period...........  $ 1,627,067  $ 1,892,231
                                                       ===========  ===========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
 Interest............................................  $   956,442  $   682,282
 Income taxes........................................       69,893       43,698
 Noncash financing and investing activities:
 Transfer of securities held to maturity to available
  for sale...........................................       21,445       47,265
 Transfer of loans to foreclosed property............       12,117       13,328
 Transfer of other real estate owned to fixed
  assets.............................................        3,616        1,153
 Transfer of fixed assets to other real estate
  owned..............................................          735          582
 Tax benefit from exercise of stock options..........        3,088       12,999
 Securitization of mortgage loans....................      493,269           --

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)

A. Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries (referred to herein as "BB&T", "the Corporation" or "the Company") as of June 30, 2000 and December 31, 1999; the consolidated statements of income for the three and six months ended June 30, 2000 and 1999; the consolidated statements of changes in shareholders' equity for the six months ended June 30, 2000 and 1999; and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999.

  The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T's 1999 Annual Report on Form 10-K, as restated in BB&T's Current Report on Form 8-K filed on April 28, 2000, should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 1999 financial statements have been reclassified to conform to the 2000 statement presentation. Such reclassifications, if any, have no effect on shareholders' equity or net income. In addition, the 1999 consolidated financial statements included herein have been restated to retroactively reflect BB&T's mergers with Hardwick Holding Company ("Hardwick"), which was completed on June 13, 2000, and First Banking Company of Southeast Georgia ("First Banking Company"), which was completed on June 15, 2000. Both transactions were accounted for as poolings of interests.

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

B. Nature of Operations

  BB&T Corporation is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Kentucky and Washington, D.C. through its commercial banking subsidiaries and other subsidiaries. BB&T's principal banking subsidiaries, Branch Banking and Trust Company ("BB&T-NC"), Branch Banking and Trust Company of South Carolina ("BB&T-SC") and Branch Banking and Trust Company of Virginia ("BB&T-VA"), provide a wide range of traditional banking services to individuals and commercial customers. Substantially all of BB&T's loans are to individuals residing in the market areas described above or to businesses that are located in this geographic area. Subsidiaries of BB&T's commercial banking units offer lease financing to commercial businesses and municipal governments, investment services, (including discount brokerage services, annuities, mutual funds and government and municipal bonds), life insurance, property and casualty insurance on an agency basis and insurance premium financing. Other direct subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, investment banking and corporate finance services.

C. New Accounting Pronouncements

  In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities --Deferral of the Effective Date of FASB Statement No. 133," which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133. The implementation of SFAS No. 133, as amended, is not expected to have a material effect on BB&T's consolidated financial position or consolidated results of operations.

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

D. Mergers and Acquisitions

  The following table presents summary information with respect to mergers and acquisitions completed during 1999 and 2000:

                 Summary of Completed Mergers and Acquisitions

                                                                                                                   Goodwill
      Date of                                                                            Accounting   Goodwill   Amortization
    Acquisition             Acquired Institution           Headquarters    Total Assets    Method     Recorded      Period
    -----------     ------------------------------------ ----------------- ------------- ---------- ------------ ------------
   July 6, 2000     One Valley Bancorp, Inc.             Charleston, W.Va. $ 6.4 billion   Pooling  $        N/A        N/A
   June 15, 2000    First Banking Company of
                     Southeast Georgia                     Statesboro, Ga. 420.0 million   Pooling           N/A        N/A
   June 13, 2000    Hardwick Holding Company                   Dalton, Ga. 507.2 million   Pooling           N/A        N/A
 January 13, 2000   Premier Bancshares, Inc.                  Atlanta, Ga.   2.0 billion   Pooling           N/A        N/A
 November 10, 1999  First Liberty Financial Corp.               Macon, Ga.   1.7 billion   Pooling           N/A        N/A
  August 27, 1999   Matewan BancShares, Inc.             Williamson, W.Va. 734.7 million  Purchase  92.8 million   15 Years
   July 14, 1999    Mason-Dixon Bancshares, Inc.          Westminster, Md.   1.2 billion   Pooling           N/A        N/A
   July 9, 1999     First Citizens Corporation                 Newnan, Ga. 417.8 million   Pooling           N/A        N/A
  March 26, 1999    Scott & Stringfellow Financial, Inc.     Richmond, Va. 262.1 million  Purchase  72.8 million   15 Years
   March 5, 1999    MainStreet Financial Corporation     Martinsville, Va.   2.0 billion   Pooling           N/A        N/A
                    BB&T Common
                       Shares
                     Issued to
      Date of         Complete
    Acquisition     Transaction
    -----------     ------------
   July 6, 2000     43.1 million
   June 15, 2000
                     4.1 million
   June 13, 2000     3.9 million
 January 13, 2000   16.8 million
 November 10, 1999  12.4 million
  August 27, 1999    3.2 million
   July 14, 1999     6.6 million
   July 9, 1999      3.2 million
  March 26, 1999     3.6 million
   March 5, 1999    16.8 million

N/A--Not Applicable

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

  BB&T also acquired an insurance agency during June of 2000. To complete the acquisition, BB&T issued approximately 238,000 shares of common stock. In conjunction with the transaction, BB&T recorded $6.7 million in goodwill, which is being amortized using the straight-line method over 15 years. During the first six months of 1999, BB&T acquired seven insurance agencies. In total, BB&T issued approximately 950,000 shares of common stock and recorded $36.1 million in goodwill in conjunction with the transactions. The goodwill is being amortized using the straight-line method over a period of 15 years.

 Pending Merger

  On July 27, 2000, BB&T announced plans to merge with FCNB Corp, of Frederick, Maryland. FCNB Corp has approximately $1.6 billion in assets and operates 34 banking offices, primarily in central Maryland. FCNB Corp's shareholders will receive .725 shares of BB&T common stock in exchange for each share of FCNB Corp held. The transaction is expected to be accounted for as a pooling of interests and projected to close in the first quarter of 2001.

E. Calculation of Earnings Per Common Share

  BB&T's basic and diluted earnings per common share amounts were calculated as follows:

                             For the Three Months       For the Six Months
                                Ended June 30,            Ended June 30,
                           ------------------------- -------------------------
                               2000         1999         2000         1999
                           ------------ ------------ ------------ ------------
                              (Dollars in thousands, except per share data)
Basic Earnings Per Share:
  Weighted average number
   of common shares
   outstanding during the
   period.................  356,648,577  351,436,110  356,452,393  351,416,111
                           ============ ============ ============ ============
  Net income.............. $    172,744 $    167,901 $    338,488 $    324,432
                           ============ ============ ============ ============
  Basic earnings per
   share.................. $        .48 $        .48 $        .95 $        .92
                           ============ ============ ============ ============
Diluted Earnings Per
 Share:
  Weighted average number
   of common shares.......  356,648,577  351,436,110  356,452,393  351,416,111
  Add:
    Dilutive effect of
     outstanding options
     (as determined by
     application of
     treasury stock
     method)..............    4,719,212    6,878,232    4,513,087    6,915,261
                           ------------ ------------ ------------ ------------
  Weighted average number
   of common shares, as
   adjusted...............  361,367,789  358,314,342  360,965,480  358,331,372
                           ============ ============ ============ ============
  Net income.............. $    172,744 $    167,901 $    338,488 $    324,432
                           ============ ============ ============ ============
  Diluted earnings per
   share.................. $        .48 $        .47 $        .94 $        .91
                           ============ ============ ============ ============

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

  BB&T's strategies for revenue growth are focused on developing and expanding client relationships through quality service delivery coupled with an effective sales culture. The segment results presented herein are based on internal management accounting policies that are designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Therefore, the performance of the segments is not comparable with BB&T's consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not necessarily indicative of the segments' financial performance if they operated as independent entities.

  Please refer to BB&T's Annual Report on Form 10-K, as restated in BB&T's Current Report on Form 8-K, filed on April 28, 2000, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables. There have been no significant changes from the methods used to develop the segment disclosures contained therein.

  The following tables disclose selected financial information for BB&T's reportable business segments for the periods as indicated:

                               BB&T Corporation

                              Reportable Segments
               For the Three Months Ended June 30, 2000 and 1999

                                                                                                        Investment
                                                                                         Agency         Banking and
                       Banking Network       Mortgage Banking      Trust Services       Insurance        Brokerage
                   ----------------------- ----------------------  ----------------  --------------- -----------------
                      2000        1999        2000        1999      2000     1999     2000    1999     2000     1999
                   ----------- ----------- ----------  ----------  -------  -------  ------- ------- -------- --------
                                                                                          (Dollars in thousands)
 Net interest
 income (expense)
 from external
 customers.......  $   343,619 $   267,340 $  119,054  $  104,176  $(9,753) $(8,330) $   --  $   --  $  2,982 $  2,258
 Net intersegment
 interest income
 (expense).......      117,317      80,616    (92,102)    (75,113)  13,296   10,231      --      --       --       --
                   ----------- ----------- ----------  ----------  -------  -------  ------- ------- -------- --------
 Net interest
 income..........      460,936     347,956     26,952      29,063    3,543    1,901      --      --     2,982    2,258
                   ----------- ----------- ----------  ----------  -------  -------  ------- ------- -------- --------
 Provision for
 loan and lease
 losses..........       31,893      25,818        727         687      --       --       --      --       --       --
 Noninterest
 income from
 external
 customers.......       84,987      59,551     16,615      39,127   16,583   14,373   26,096  16,389   41,516   39,431
 Intersegment
 noninterest
 income..........       31,499      33,148        --          --       --       --       --      --       --       --
 Noninterest
 expense.........      196,847     170,605     11,286      21,137   11,107    9,259   18,758  14,029   40,780   37,067
 Intersegment
 noninterest
 expense.........       82,237      61,944      5,231       4,668      907      715    1,025     686      378      448
                   ----------- ----------- ----------  ----------  -------  -------  ------- ------- -------- --------
 Income before
 income taxes....      266,445     182,288     26,323      41,698    8,112    6,300    6,313   1,674    3,340    4,174
 Provision for
 income taxes....       81,402      46,946      7,383      15,737    2,738    1,809    2,525     688    1,728    2,112
                   ----------- ----------- ----------  ----------  -------  -------  ------- ------- -------- --------
 Net income......  $   185,043 $   135,342 $   18,940  $   25,961  $ 5,374  $ 4,491  $ 3,788 $   986 $  1,612 $  2,062
                   =========== =========== ==========  ==========  =======  =======  ======= ======= ======== ========
 Identifiable
 segment assets..  $28,069,670 $25,118,248 $6,074,890  $5,688,897  $31,367  $21,330  $76,974 $45,573 $673,325 $915,979
                   =========== =========== ==========  ==========  =======  =======  ======= ======= ======== ========
                          Treasury          All Other Segments(1)     Total Segments
                   ------------------------ --------------------- -----------------------
                      2000        1999         2000       1999       2000        1999
                   ----------- ------------ ---------- ---------- ----------- -----------
 Net interest
 income (expense)
 from external
 customers.......  $    20,210 $    39,183  $   90,989 $   60,731 $   567,101 $   465,358
 Net intersegment
 interest income
 (expense).......       19,091      (5,453)        --         --       57,602      10,281
                   ----------- ------------ ---------- ---------- ----------- -----------
 Net interest
 income..........       39,301      33,730      90,989     60,731     624,703     475,639
                   ----------- ------------ ---------- ---------- ----------- -----------
 Provision for
 loan and lease
 losses..........           31          23      13,693      4,127      46,344      30,655
 Noninterest
 income from
 external
 customers.......        7,105      (1,659)     52,959      7,358     245,861     174,570
 Intersegment
 noninterest
 income..........          --          --          --         --       31,499      33,148
 Noninterest
 expense.........        1,833       1,545      25,125     13,767     305,736     267,409
 Intersegment
 noninterest
 expense.........          138       1,553       3,780      1,654      93,696      71,668
                   ----------- ------------ ---------- ---------- ----------- -----------
 Income before
 income taxes....       44,404      28,950     101,350     48,541     456,287     313,625
 Provision for
 income taxes....       12,701      11,598      29,093      8,139     137,570      87,029
                   ----------- ------------ ---------- ---------- ----------- -----------
 Net income......  $    31,703 $    17,352  $   72,257 $   40,402 $   318,717 $   226,596
                   =========== ============ ========== ========== =========== ===========
 Identifiable
 segment assets..  $14,266,529 $11,738,763  $3,017,242 $2,709,394 $52,209,997 $46,238,184
                   =========== ============ ========== ========== =========== ===========

                               BB&T Corporation

                              Reportable Segments
                For the Six Months Ended June 30, 2000 and 1999

                                                                                                           Investment
                                                                                            Agency         Banking and
                        Banking Network       Mortgage Banking       Trust Services        Insurance        Brokerage
                    ----------------------- ----------------------  ------------------  --------------- -----------------
                       2000        1999        2000        1999       2000      1999     2000    1999     2000     1999
                    ----------- ----------- ----------  ----------  --------  --------  ------- ------- -------- --------
                                                                                            (Dollars in thousands)
 Net interest
 income (expense)
 from external
 customers.......   $   618,483 $   494,911 $  224,176  $  215,833  $(19,252) $(16,483) $   --  $   --  $  6,030 $  2,513
 Net intersegment
 interest income
 (expense).......       211,448     166,898   (165,199)   (152,913)   25,855    20,192      --      --       --       --
                    ----------- ----------- ----------  ----------  --------  --------  ------- ------- -------- --------
 Net interest
 income..........       829,931     661,809     58,977      62,920     6,603     3,709      --      --     6,030    2,513
                    ----------- ----------- ----------  ----------  --------  --------  ------- ------- -------- --------
 Provision for
 loan and lease
 losses..........        58,929      49,035      1,380       1,490       --        --       --      --       --       --
 Noninterest
 income from
 external
 customers.......       177,098     164,969     35,653      79,740    32,185    28,470   53,458  32,880   85,999   55,747
 Intersegment
 noninterest
 income..........        56,324      69,675        --          --        --        --       --      --       --       --
 Noninterest
 expense.........       370,239     332,806     22,453      42,276    22,032    18,829   38,030  26,117   84,531   47,942
 Intersegment
 noninterest
 expense.........       155,423     120,740     10,484       9,347     1,814     1,436    2,049   1,373      752      896
                    ----------- ----------- ----------  ----------  --------  --------  ------- ------- -------- --------
 Income before
 income taxes....       478,762     393,872     60,313      89,547    14,942    11,914   13,379   5,390    6,746    9,422
 Provision for
 income taxes....       149,577     116,128     18,599      33,860     5,023     3,490    5,310   2,166    3,299    4,171
                    ----------- ----------- ----------  ----------  --------  --------  ------- ------- -------- --------
 Net income......   $   329,185 $   277,744 $   41,714  $   55,687  $  9,919  $  8,424  $ 8,069 $ 3,224 $  3,447 $  5,251
                    =========== =========== ==========  ==========  ========  ========  ======= ======= ======== ========
 Identifiable
 segment assets..   $28,069,670 $25,118,248 $6,074,890  $5,688,897  $ 31,367  $ 21,330  $76,974 $45,573 $673,325 $915,979
                    =========== =========== ==========  ==========  ========  ========  ======= ======= ======== ========
                           Treasury          All Other Segments(1)     Total Segments
                    ------------------------ --------------------- -----------------------
                       2000        1999         2000       1999       2000        1999
                    ----------- ------------ ---------- ---------- ----------- -----------
 Net interest
 income (expense)
 from external
 customers.......   $    45,938 $    79,216  $  128,034 $  110,730 $ 1,003,409 $   886,720
 Net intersegment
 interest income
 (expense).......        33,686      (9,802)        --         --      105,790      24,375
                    ----------- ------------ ---------- ---------- ----------- -----------
 Net interest
 income..........        79,624      69,414     128,034    110,730   1,109,199     911,095
                    ----------- ------------ ---------- ---------- ----------- -----------
 Provision for
 loan and lease
 losses..........            61          45      19,482      8,237      79,852      58,807
 Noninterest
 income from
 external
 customers.......        13,231        (305)     61,786     13,617     459,410     375,118
 Intersegment
 noninterest
 income..........           --          --          --         --       56,324      69,675
 Noninterest
 expense.........         2,588       2,618      41,706     25,776     581,579     496,364
 Intersegment
 noninterest
 expense.........           276       4,012       4,456      3,038     175,254     140,842
                    ----------- ------------ ---------- ---------- ----------- -----------
 Income before
 income taxes....        89,930      62,434     124,176     87,296     788,248     659,875
 Provision for
 income taxes....        20,299      22,400      36,573     13,348     238,680     195,563
                    ----------- ------------ ---------- ---------- ----------- -----------
 Net income......   $    69,631 $    40,034  $   87,603 $   73,948 $   549,568 $   464,312
                    =========== ============ ========== ========== =========== ===========
 Identifiable
 segment assets..   $14,266,529 $11,738,763  $3,017,242 $2,709,394 $52,209,997 $46,238,184
                    =========== ============ ========== ========== =========== ===========

  The following table presents a reconciliation of total segment results to consolidated results.

                                For the Three Months      For the Six Months
                                   Ended June 30,           Ended June 30,
                               ------------------------  ---------------------
                                  2000         1999         2000       1999
                               -----------  -----------  ----------  ---------
Net Interest Income
  Net interest income from
   segments................... $   624,703  $   475,639  $1,109,199  $ 911,095
  Other net interest
   income(2)..................      34,674       18,244      55,523     31,367
  Elimination of net
   intersegment interest
   income(3)..................    (210,260)     (72,192)   (271,776)  (119,753)
                               -----------  -----------  ----------  ---------
    Consolidated net interest
     income................... $   449,117  $   421,691  $  892,946  $ 822,709
                               ===========  ===========  ==========  =========
Net income
  Net income from segments.... $   318,717  $   226,596  $  549,568  $ 464,312
  Other net income (loss)(2)..      45,590      (10,853)     13,837    (29,013)
  Elimination of intersegment
   net income(3)..............    (191,563)     (47,842)   (224,917)  (110,867)
                               -----------  -----------  ----------  ---------
    Consolidated net income... $   172,744  $   167,901  $  338,488  $ 324,432
                               ===========  ===========  ==========  =========
                                June 30,     June 30,
                                  2000         1999
                               -----------  -----------
Total Assets
  Total assets from segments.. $52,209,997  $46,238,184
  Other assets(2).............   2,591,720    2,246,651
  Elimination of intersegment
   assets(3)..................  (6,005,599)  (2,064,446)
                               -----------  -----------
    Consolidated total
     assets................... $48,796,118  $46,420,389
                               ===========  ===========

--------
(1) Financial data from segments below the quantitative thresholds requiring disclosure are attributable to nonbank consumer finance operations, factoring, lawn care equipment financing, leasing and other smaller banking subsidiaries.
(2) Other net interest income, other net income (loss) and other assets include amounts by BB&T's support functions not allocated to the various segments.
(3) BB&T's reconciliation of total segment results to consolidated results requires the elimination of internal management accounting practices. These adjustments include the elimination of funds transfer pricing credits and charges and the elimination of intersegment noninterest income and noninterest expense, which are allocated to the various segments using BB&T's internal accounting methods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        ANALYSIS OF FINANCIAL CONDITION

  BB&T's total assets at June 30, 2000, were $48.8 billion, a $2.4 billion increase from the balance at December 31, 1999. The balance sheet categories that produced the majority of the increase were loans and leases, including loans held for sale, which grew $1.8 billion; securities available for sale, which increased $216.3 million; other earning assets, which include federal funds sold and securities purchased under resale agreements or similar arrangements, which increased $113.0 million; and other assets, which increased $320.4 million. These increases were partially offset by declines in interest-bearing deposits with banks and securities held to maturity, which declined by a collective $116.7 million compared to year-end 1999.

  Total deposits at June 30, 2000, increased $2.3 billion from December 31, 1999, while short-term borrowed funds declined $1.5 billion and long-term debt increased $1.3 billion during the first six months of 2000. Total shareholders' equity increased $179.7 million during the same time frame.

  The factors causing the fluctuations in these balance sheet categories are further discussed in the following sections.

Loans and Leases

  BB&T experienced solid loan growth during the second quarter and first six months of 2000, with end of period loans, excluding loans held for sale, increasing 13.5% on an annualized basis since the end of 1999. Average total loans for the quarter ended June 30, 2000 increased 11.6% compared to the same period of 1999. Average total loans for the six months ended June 30 were $32.2 billion, or 11.2% greater than the average for the first six months of 1999.

  BB&T continues to focus lending efforts on commercial and consumer loans, which generally have greater profit margins than mortgage loans. BB&T acquired a number of community banks and thrift institutions in recent years, which resulted in a significant percentage of the consolidated loan portfolio being composed of mortgages. Through securitization programs and the sale of fixed-rate mortgage loan originations, combined with BB&T's commercial and consumer lending focus, the mix of the loan portfolio has changed in the current period compared to 1999 and prior years. Also, higher mortgage rates during 2000 have slowed mortgage lending substantially compared to 1999. The portfolio now includes a higher percentage of commercial and consumer loans and lower percentage of mortgage loans compared to prior years. Average mortgage loans decreased 9.8% during the first six months of 2000 compared to the same period of 1999 and represented 18.4% of average total loans at June 30, 2000, compared to 22.7% a year ago. Average commercial loans, including leasing, increased 17.8% during the first six months of 2000 compared to 1999, and now compose 54.1% of the loan portfolio. Average consumer loans, which includes sales finance, revolving credit and direct retail, increased 16.5% for the six months ended June 30, 2000 compared to the same period in 1999 and make up 27.5% of average loans.

  These trends are also evident in the second quarter of 2000. For the second quarter of 2000, average loans totaled $32.7 billion, an increase of 11.6% compared to the second quarter of 1999. Average commercial loans and leases increased 16.6% in the second quarter of 2000 to a total of $17.7 billion; average consumer loans increased 14.9% to total $9.0 billion; while average mortgage loans decreased 4.9% to a balance of $6.0 billion compared to the second quarter of 1999.

  The growth rates of average loans for the second quarter of 2000 include the full effect of loan portfolios held by companies that were acquired during 1999 and accounted for as purchases. Also, the securitization of $304.8 million of mortgage loans during 1999 and $493.3 million in 2000 affected the reported growth in average mortgage loans. During 1999, loans totaling $414.1 million were acquired through the purchase of Matewan and $75.9 million in loans were added as a result of Premier's acquisition of Farmers and Merchants Bank. Excluding the effect of these purchase accounting transactions and the loan securitizations, average "internal" loan growth for the three months ended June 30, 2000, was 11.9% compared to the second quarter of 1999. Excluding the effects of purchase accounting transactions and loan securitizations, average mortgage loans, including loans held for sale, increased 3.3%, commercial loans grew 15.7%, and consumer loans increased 11.3% in the second quarter of 2000 compared to 1999.

  The change in loan mix to a higher percentage of commercial and consumer loans, the growth of the overall loan portfolio and the increase in the yield of the portfolio, from 8.80% in the second quarter and 8.78% in the first six months of 1999 to 9.44% in the second quarter and 9.31% in the first half of 2000, resulted in a 19.8% increase in interest income from loans and leases in the current quarter and a 18.5% increase in interest income from loans and leases during the first six months of 2000 compared to the 1999 periods. The average annualized fully taxable equivalent ("FTE") yields on commercial, consumer and mortgage loans for the first six months of 2000 were 9.41%, 10.15%, and 7.75%, respectively, resulting in an average yield on the total loan portfolio of 9.31%. This reflects an increase of 53 basis points over the 8.78% earned on total average loans during the first six months of 1999. The increase in yields resulted from a higher average prime rate during 2000, as well as generally higher interest rates prevalent in the debt securities markets compared to 1999. During the three months ended June 30, 2000, the prime rate, which is the basis for pricing many commercial and consumer loans, averaged 9.24%, compared to 7.75% for the comparable period of 1999. For the first half of 2000, the prime rate averaged 8.97%, compared to 7.75% during the first six months of 1999.

Securities

  Securities available for sale totaled $11.2 billion at June 30, 2000, an increase of $216.3 million from December 31, 1999. Securities available for sale had net unrealized losses, net of deferred income taxes, of $293.4 million at June 30, 2000, compared to unrealized losses of $285.1 million at December 31, 1999. Securities held to maturity totaled $68.2 million, down $50.3 million from year-end 1999. Trading securities totaled $127.3 million, an increase of $34.1 million, or 36.6%, compared to the balance at December 31, 1999.

  Average total securities for the first six months totaled $11.7 billion, up 4.8% from the average during the first half of 1999. For the second quarter of 2000, average securities totaled $11.8 billion, basically unchanged from the average balance for the second quarter of 1999.

  The mix of the investment portfolio has not changed substantially during 2000 compared to 1999. U.S. Government securities composed 58.5% of the total portfolio on average, compared to 56.6% in 1999. Mortgage-backed securities composed 34.6% and state and municipal securities made up 5.9%, compared to 36.9% and 5.7%, respectively, during the first half of 1999.

  The annualized FTE yield on the average total securities portfolio for the first half of 2000 was 6.72%, an increase of 18 basis points from the yield earned in the first six months of 1999. The increase in the yield on securities is the result of the generally higher interest rate environment that has existed during 2000 compared to 1999.

  Early in the third quarter of 2000, BB&T restructured the available-for-sale securities portfolio. This restructuring was undertaken to improve the overall yield of the portfolio, reduce the duration and improve the liquidity of the portfolio. BB&T sold $4.8 billion of securities, including U.S. Treasuries, government agency securities, mortgage-backed securities and collateralized mortgage obligations, all of which were in a loss position. BB&T incurred approximately $183 million in pretax losses as a result of this restructuring.

  BB&T reinvested the proceeds from these sales in higher yielding securities, primarily government agency bonds. The restructuring improved the yield on the restructured portion of the portfolio by 136 basis points, from 6.27% to 7.63%. Management expects to recover the losses incurred in the third quarter over a three-year period through increased interest income generated as a result of these restructurings.

  One Valley Bancorp, Inc. ("One Valley"), which merged into BB&T on July 6, 2000, also restructured a portion of its available-for-sale securities portfolio. In the second quarter of 2000, One Valley sold $1 billion of securities and incurred a pretax loss of approximately $40 million, which management expects to be recovered over three years. Combined, BB&T and One Valley sold $5.8 billion of securities at a pretax loss of $223 million. The yield on the combined restructured portion of the BB&T and One Valley securities portfolios increased from 6.31% to 7.65% as a result of the restructuring.

Other Interest-Earning Assets

  Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $360.3 million at June 30, 2000, an increase of $113.0 million, or 45.7% compared to December 31, 1999. Interest-bearing deposits with banks declined $66.4 million from December 31, 1999. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets for the first half of 2000 was 6.31%, an increase from the 4.71% earned during the first six months of 1999. The increase in the yield on other interest earning assets is principally the result of the increase in the average Federal funds rate to 6.24% for the second quarter of 2000 compared to 4.75% for the comparable period of 1999.

Other Assets

  BB&T's other noninterest-earning assets, excluding premises and equipment, increased $320.4 million from December 31, 1999 to June 30, 2000. The increase resulted primarily from the purchases of additional bank-owned life insurance, which is used as a funding source for certain post-retirement benefits, at a cost of $350 million.

Deposits

  Total end of period deposits increased $2.3 billion from December 31, 1999 to June 30, 2000. Average deposits for the first six months of 2000 increased $2.0 billion, or 6.8%, compared to the first half of 1999. The categories of deposits with the highest average rates of growth compared to 1999 were: certificates of deposit and other time deposits, which grew $315.6 million, or 2.3%; money rate savings accounts, including investor deposit accounts, which increased $858.1 million, or 11.4%; and noninterest-bearing deposits, which grew $318.5 million, or 7.9%. The growth realized in these categories was partially offset by declines of $336.8 million, or 13.6%, in savings and interest checking.

  For the second quarter, average deposits increased 7.4%. Total transaction accounts, which include noninterest-bearing deposits, savings, interest checking and money rate savings, totaled $15.0 billion for the second quarter, an increase of 6.3% compared to the second quarter of 1999. Average time deposits for the second quarter totaled $16.1 billion, an increase of 8.5% compared to the second quarter of 1999.

  The growth in average deposits reflects deposits acquired in purchase accounting transactions completed in the latter quarters of 1999. The August 27, 1999 purchase of Matewan resulted in the addition of $575.1 million in deposits, while Farmers and Merchants Bank, which was purchased by Premier on November 5, 1999, accounted for $151.1 million in deposit growth. Excluding the effects of these purchase accounting transactions, average deposits for the six months ended June 30, 2000 would have increased 4.8% compared to the first six months of 1999. Excluding purchase accounting, transaction account deposits, which include noninterest-bearing deposits, savings, interest checking and money rate savings, would have increased 4.1%, compared to 6.0% including purchase accounting. Certificate accounts and other time deposits, including foreign deposits, would have increased 5.6% excluding purchase accounting transactions. For the second quarter, total average deposits, excluding the effects of purchase accounting transactions, would have increased 5.4% compared to the second quarter of 1999.

  The annualized average cost of total interest-bearing deposits during the first six months of 2000 was 4.58%, an increase of 46 basis points compared to 1999.

Short-Term Borrowed Funds
  Growth rates for loans, securities and other assets in recent years have exceeded the growth rates of total deposits. As a result, cost-effective alternative funding sources, such as Federal Home Loan Bank ("FHLB") advances, master notes, purchases of Federal funds and sales of securities under repurchase agreements have been increasingly utilized to support balance sheet growth.

  At June 30, 2000, short-term borrowed funds totaled $5.6 billion, a decrease of $1.5 billion, or 21.8%, compared to December 31, 1999. For the second quarter of 2000, average short-term borrowed funds totaled $6.4 billion, which reflects an increase of $774.1 million, or 13.8%, from the comparable period of 1999. For the six months ended June 30, 2000, total average short-term borrowed funds totaled $6.5 billion, an increase of $1.5 billion, or 30.9%, compared to the first half of 1999. The overall increase in average short-term borrowed funds was composed primarily of increases in short-term bank notes, Federal funds purchased and securities sold under repurchase agreements, and the Treasury tax and loan depository note account.

  The average annualized rate paid on short-term borrowed funds was 6.04% for the second quarter of 2000, an increase of 137 basis points from the average rate of 4.67% paid in the second quarter of 1999. The increase in the cost of short-term borrowed funds results from the higher interest rate environment during 2000, which included a 149 basis point increase in the Federal funds rate.

Long-Term Debt

  Long-term debt consists primarily of FHLB advances, medium term bank notes and corporate subordinated debt. These borrowings are relatively cost-effective funding sources and provide BB&T with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term debt totaled $6.9 billion at June 30, 2000, an increase of $1.3 billion, or 24.1%, from the balance at December 31, 1999. On average, long-term debt totaled $6.2 billion in the second quarter of 2000, an increase of $427.9 million, or 7.5%, compared to the second quarter of 1999. For the first six months of 2000, average long-term debt totaled $5.8 billion, an increase of $220.9 million, or 3.9%. Long-term debt has been utilized for a variety of funding needs, including the repurchase of common stock in conjunction with certain acquisitions.

Asset Quality

  BB&T's asset quality, as measured by relative levels of nonperforming assets and net charge-offs, has remained excellent compared to historic levels and to published industry averages. Nonperforming assets, composed of foreclosed real estate and repossessions, nonaccrual loans and restructured loans, totaled $141.9 million at June 30, 2000, compared to $140.9 million at December 31, 1999. Nonperforming assets, as a percentage of loan-related assets, were .43% at June 30, 2000, compared to .45% at December 31, 1999. Loans 90 days or more past due and still accruing interest totaled $56.2 million compared to $55.0 million at year-end 1999.

  BB&T's net charge-offs totaled $17.6 million for the second quarter and amounted to .22% of average loans and leases, on an annualized basis, compared to $17.5 million, or .24% of average loans and leases, in the corresponding period in 1999. For the six months ended June 30, 2000, net charge-offs totaled $35.2 million, or .22% of average loans and leases, compared to $32.5 million, or .23% of average loans and leases, in 1999. The decrease in net charge-offs as a percentage of average loans and leases results from improved overall asset quality.

  The allowance for loan and lease losses was $436.8 million, or 1.32% of loans and leases, at June 30, 2000, compared to $423.1 million, or 1.35% of loans and leases, at December 31, 1999. The allowance has declined slightly as a percentage of the loan portfolio during 2000 because of the positive overall asset quality trends.

  The provision for loan and lease losses for the second quarter of 2000 was $25.3 million, compared to $23.7 million in the comparable quarter of 1999. For the six months, the provision for loan and lease losses totaled $48.9 million compared to $45.6 million in 1999.

  Asset quality statistics for the last five calendar quarters are presented in the accompanying table.

                            ASSET QUALITY ANALYSIS

                              6/30/00   3/31/00   12/31/99  9/30/99   6/30/99
                              --------  --------  --------  --------  --------
                                         (Dollars in thousands)
Allowance For Loan & Lease
 Losses
  Beginning balance.........  $429,191  $423,140  $412,951  $405,282  $398,920
  Allowance for acquired
   loans....................       --        --      1,120     7,473       169
  Provision for loan and
   lease losses.............    25,250    23,664    37,692    22,027    23,739
  Net charge-offs...........   (17,605)  (17,613)  (28,623)  (21,831)  (17,546)
                              --------  --------  --------  --------  --------
  Ending balance............  $436,836  $429,191  $423,140  $412,951  $405,282
                              ========  ========  ========  ========  ========
Risk Assets
  Nonaccrual loans and
   leases...................  $113,677  $109,698  $110,186  $ 97,429  $ 99,625
  Foreclosed real estate....    15,144    16,628    15,634    19,926    20,278
  Other foreclosed
   property.................    12,585    14,654    13,409    10,740     8,812
  Restructured loans........       501     1,471     1,681     1,951     2,070
                              --------  --------  --------  --------  --------
Total nonperforming assets..  $141,907  $142,451  $140,910  $130,046  $130,785
                              ========  ========  ========  ========  ========
  Loans 90 days or more past
   due and still accruing...  $ 56,220  $ 43,714  $ 55,015  $ 50,640  $ 45,371
                              ========  ========  ========  ========  ========
Asset Quality Ratios
Nonaccrual loans and leases
 as a percentage of total
 loans and leases*..........       .34%      .35%      .36%      .33%      .34%
Total nonperforming assets
 as a percentage of:
  Total assets..............       .29       .30       .30       .28       .29
  Loans and leases plus
   foreclosed property*.....       .43       .44       .45       .43       .44
Annualized net charge-offs
 as a percentage of average
 loans and leases*..........       .22       .22       .37       .29       .24
Allowance for loan and lease
 losses as a percentage of
 loans and leases*..........      1.32      1.34      1.35      1.35      1.37
Ratio of allowance for loan
 and lease losses to:
  Net charge-offs...........      6.17x     6.06x     3.73x     4.77x     5.76x
  Nonaccrual and
   restructured loans and
   leases...................      3.83      3.86      3.78      4.16      3.99

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

  The majority of assets and liabilities of financial institutions are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets and inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System ("FRB") to regulate the availability and cost of credit have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, BB&T is positioned to respond to changing interest rates and inflationary trends.

  Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T's interest sensitivity by means of a computer model that incorporates the current volumes, average rates and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios of projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap.

  The asset/liability management process requires the determination of a number of key assumptions. Management determines the most likely outlook for the economy and interest rates by analyzing external factors, including published economic projections and data, the effects of likely monetary and fiscal policies as well as any enacted or prospective regulatory changes. BB&T's current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are also considered. This data is combined with various interest rate scenarios to provide management with information necessary to analyze interest sensitivity and to aid in the development of strategies to reach performance goals.

  The following table represents the interest sensitivity of BB&T as of June 30, 2000. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets; cash flows and maturities of derivative financial instruments; changes in market conditions, loan and deposit volumes and pricing; customer preferences; and capital plans. This tabular data does not reflect the impact of any changes in the credit quality of BB&T's assets. To attempt to quantify the potential change in net interest income, given a change in interest rates, various interest rate scenarios are applied to projected balances of assets and liabilities incorporating the projected effect of maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

                   Interest Sensitivity Simulation Analysis

                                                                                      Annualized
                                                                                     Hypothetical
              Interest Rate Scenario                                                  Percentage
        --------------------------------------                                        Change in
        Change in                       Prime                                        Net Interest
        Prime Rate                      Rate                                            Income
        ----------                      -----                                        ------------
        +3.00%                          12.50%                                          -2.84%
        +1.50                           11.00                                           -1.99
        -1.50                            8.00                                            2.00
        -3.00                            6.50                                            1.86

  Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over three months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At June 30, 2000, the sensitivity of BB&T's net interest income to changes in interest rates was within management's targets, as illustrated in the accompanying table.

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

  A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit risk to which BB&T is exposed at any time is immaterial. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T's off-balance sheet credit risk exposure at June 30, 2000 was immaterial.

  Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risks. On June 30, 2000, BB&T had outstanding interest rate swaps, caps and floors outstanding with notional amounts totaling $2.1 billion. The estimated fair value of open contracts used for risk management purposes reflected net unrealized losses of $5.2 million at June 30, 2000.

  BB&T uses derivative contracts as synthetic instruments to hedge specified assets or groups of assets, liabilities or groups of liabilities, forward commitments and anticipated transactions. BB&T's derivatives are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and floating rate notes. These hedges resulted in a $2.3 million increase in net interest income in the second quarter of 2000 compared to a decrease of $1.3 million in the comparable period of 1999. For the six months, hedge activity resulted in a $3.6 million increase in net interest income compared to a prior year reduction in net interest income of $2.8 million.

  SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. The following tables set forth certain information concerning BB&T's interest rate swaps, caps, floors and collars at June 30, 2000:

                 Interest Rate Swaps, Caps, Floors and Collars
                                 June 30, 2000
                            (Dollars in thousands)

                             Notional    Receive        Pay      Net Unrealized
           Type               Amount       Rate         Rate     Gains (Losses)
           ----              --------    -------        ----     --------------
Receive fixed swaps         $1,643,000        7.66%       7.54%    $  (11,687)
Pay fixed swaps                458,779        6.54        5.33          6,453
Caps, floors & collars          47,250           -           -              -
                            ----------  ----------    --------     ----------
Total                       $2,149,029        7.25%       6.90%    $   (5,234)
                            ==========  ==========    ========     ==========

                             Receive
                              Fixed     Pay Fixed   Caps, Floors
  Year-to-date Activity       Swaps       Swaps      & Collars       Total
  ---------------------      -------    ---------   ------------     -----
Balance, December 31, 1999  $  745,000  $  494,361     $62,250     $1,301,611
Additions                    1,083,000      14,100          --      1,097,100
Maturities/amortizations      (185,000)    (49,682)    (15,000)      (249,682)
                            ----------  ----------    --------     ----------
Balance, June 30, 2000      $1,643,000    $458,779     $47,250     $2,149,029
                            ==========  ==========    ========     ==========

                                          One to
                             One Year      Five      After Five
    Maturity Schedule*       or Less      Years        Years         Total
    ------------------       --------     ------     ----------      -----
Receive fixed swaps         $  550,000  $  770,000    $323,000     $1,643,000
Pay fixed swaps                  5,000     409,810      43,969        458,779
Caps, floors & collars              --      47,250          --         47,250
                            ----------  ----------    --------     ----------
Total                       $  555,000  $1,227,060    $366,969     $2,149,029
                            ==========  ==========    ========     ==========


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

  Total shareholders' equity was $3.7 billion at June 30, 2000 and $3.5 billion at December 31, 1999. BB&T's book value per common share at June 30, 2000 was $10.33 compared to $9.85 at December 31, 1999.

  Financial holding companies and their subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Risk-based capital ratios measure capital as a percentage of a combination of risk-weighted balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by Federal regulatory pronouncements.

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

  BB&T's capital adequacy ratios for the last five quarters are presented in the accompanying table:

                            CAPITAL ADEQUACY RATIOS

                                             2000                1999
                                        --------------- -----------------------
                                        Second   First  Fourth   Third  Second
                                        Quarter Quarter Quarter Quarter Quarter
                                        ------- ------- ------- ------- -------
Risk-based capital ratios:
  Tier 1 capital.......................   9.6%    9.7%    9.5%    9.7%    9.8%
  Total capital........................  12.7    13.2    13.1    13.4    13.5
Tier 1 leverage ratio..................   7.1     7.1     6.9     6.9     6.9

                       ANALYSIS OF RESULTS OF OPERATIONS

  Net income for the second quarter of 2000 totaled $172.7 million, an increase of 2.9% over the $167.9 million earned during the comparable quarter of 1999. On a diluted per share basis, earnings for the three months ended June 30, 2000 were $.48, compared to $.47 for the same period in 1999, an increase of 2.1%. BB&T's operating results for the second quarter of 2000 produced an annualized return on average assets of 1.45% and an annualized return on average shareholders' equity of 19.02% compared to prior year ratios of 1.52% and 19.33%, respectively.

  BB&T's earnings for the second quarters of 2000 and 1999 were adversely affected by costs principally associated with consummating mergers and acquisitions and converting the systems of previously acquired institutions. During the second quarter of 2000, BB&T incurred $21.0 million in after-tax merger-related charges, primarily associated with completing the mergers with Hardwick and First Banking Company. These charges included professional fees, costs in connection with the reduction of staffing levels, early retirement packages and other personnel-related expenses, losses on the sale of securities, losses related to facilities and equipment write-offs, and an additional provision for loan and lease losses to align the asset quality policies of the acquired institutions with those of BB&T.

  For the six months ended June 30, 2000, BB&T incurred $40.8 million in after-tax nonrecurring charges. The first quarter 2000 charges were similar in nature to those recorded in the second quarter, but related to the merger with Premier. During the first six months of 1999, BB&T incurred $10.4 million in after-tax merger-related charges associated primarily with the acquisition of MainStreet Financial Corporation. There were no merger charges in the second quarter of 1999.

  Excluding the impact of these merger-related charges on 2000 and 1999 operating results, BB&T would have had net income for the second quarter of 2000 totaling $193.7 million, an increase of 15.4% over the $167.9 million earned during the second quarter of 1999. On a diluted per share basis, earnings for the three months ended June 30, 2000, excluding merger charges, were $.54, compared to $.47 for the same period in 1999, an increase of 14.9%. BB&T's recurring operating results for the second quarter of 2000 produced an annualized return on average assets of 1.62% and an annualized return on average shareholders' equity of 21.33% compared to prior year ratios of 1.52% and 19.33%, respectively.

  BB&T's growth in earnings in the second quarter and first six months of 2000 resulted from increased FTE net interest income, a lower provision for loan losses, increased noninterest income and effective control of noninterest expenses.

  FTE net interest income increased 6.1% during the second quarter and 8.4% for the six months due to solid growth in average loans, greater overall returns on the loan and securities portfolio and a more profitable mix of loans. As described above, BB&T's provision for loan and lease losses was 6.4% greater in the second quarter of 2000 compared to the second quarter of 1999, and 7.3% higher in the first six months of 2000 compared to 1999. BB&T's trends in nonperforming assets and credit losses continue to be favorable; therefore, provisions for loan and leases losses have been commensurate with the portfolio growth. Fluctuations in net interest income, noninterest income and noninterest expenses will be further discussed in the following paragraphs.

                            PROFITABILITY MEASURES

                                            2000                1999
                                       --------------- -----------------------
                                       Second   First  Fourth   Third  Second
                                       Quarter Quarter Quarter Quarter Quarter
                                       ------- ------- ------- ------- -------
Return on average assets..............   1.45%   1.42%   1.26%   1.34%   1.52%
Return on average equity..............  19.02   18.80   16.48   17.82   19.33
Net interest margin...................   4.22    4.27    4.32    4.29    4.29
Fee income ratio (taxable
 equivalent)*.........................   32.6    31.8    30.8    31.0    32.1
Efficiency ratio (taxable
 equivalent)*.........................   52.2    53.0    53.5    54.5    54.6

--------
* Excludes securities gains (losses), foreclosed property expense and nonrecurring items.

Net Interest Income and Net Interest Margin

  Net interest income on an FTE basis was $471.4 million for the second quarter of 2000 compared to $444.2 million for the same period in 1999, a 6.1% increase. For the three months ended June 30, 2000, average earning assets increased $3.3 billion, or 8.0%, compared to the same period of 1999, while average interest-bearing liabilities increased by $3.0 billion, or 8.2%. During the same time period, the net interest margin decreased from 4.29% in the second quarter of 1999 to 4.22% in the current quarter. The seven basis point decline in the margin was primarily the result of increased costs of interest-bearing deposits and borrowed funds, as well as the previously mentioned investments in bank owned life insurance products, which add to the cost of funds included in interest expense, but produce revenue that is classified as noninterest income.

  For the six months ended June 30, 2000, FTE net interest income increased 8.4%. Over the first six months of 2000, average interest earning assets increased $3.7 billion, or 9.2%, while interest-bearing liabilities increased $3.4 billion, or 9.7%, compared to the first half of 1999. The net interest margin for the six months ended June 30, 2000, was 4.24%, down from 4.28% in the first six months of 1999. The decrease resulted from the same factors that affected the quarterly margin.

  The following tables set forth the major components of net interest income and the related yields for the second quarter and first six months of 2000 compared to the same periods in 1999 and the variances between the periods caused by changes in interest rates versus changes in volumes.

                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
               For the Three Months Ended June 30, 2000 and 1999

                             Average Balances     Yield/Rate     Income/Expense               Change due to
                          ----------------------- ------------  -----------------  Increase  ----------------
                             2000        1999     2000   1999     2000     1999   (Decrease)  Rate    Volume
                          ----------- ----------- -----  -----  -------- -------- ---------- -------  -------
                                          Fully Taxable Equivalent--(Dollars in thousands)
Assets
Securities(1):
 U.S. Treasury,
  government and
  other(5)..............  $11,079,369 $11,029,494  6.69%  6.49% $185,175 $178,935  $ 6,240   $ 5,430  $   810
 States and political
  subdivisions..........      680,323     720,125  7.59   7.47    12,908   13,442     (534)      216     (750)
                          ----------- ----------- -----  -----  -------- --------  -------   -------  -------
 Total securities(5)....   11,759,692  11,749,619  6.74   6.49   198,083  192,377    5,706     5,646       60
Other earning
 assets(2)..............      358,379     434,112  6.74   4.87     6,005    5,274      731     1,761   (1,030)
Loans and leases, net of
 unearned
 income(1)(3)(4)(5).....   32,672,525  29,286,806  9.44   8.80   767,634  642,986  124,648    49,090   75,558
                          ----------- ----------- -----  -----  -------- --------  -------   -------  -------
 Total earning assets...   44,790,596  41,470,537  8.71   8.12   971,722  840,637  131,085    56,497   74,588
                          ----------- ----------- -----  -----  -------- --------  -------   -------  -------
 Non-earning assets.....    3,224,315   2,960,768
                          ----------- -----------
  Total assets..........  $48,014,911 $44,431,305
                          =========== ===========
Liabilities and
 Shareholders' Equity
Interest-bearing
 deposits:
 Savings and interest-
  checking..............  $ 2,027,603 $ 2,455,137  1.61   1.76     8,136   10,783   (2,647)     (876)  (1,771)
 Money rate savings.....    8,537,892   7,602,017  3.52   2.82    74,237   53,387   20,850    13,742    7,108
 Other time deposits....   16,077,346  14,822,664  5.74   5.12   229,345  189,114   40,231    23,426   16,805
                          ----------- ----------- -----  -----  -------- --------  -------   -------  -------
 Total interest-bearing
  deposits..............   26,642,841  24,879,818  4.71   4.08   311,718  253,284   58,434    36,292   22,142
Short-term borrowed
 funds..................    6,393,323   5,619,225  6.04   4.67    95,957   65,364   30,593    20,744    9,849
Long-term debt..........    6,153,609   5,725,722  6.04   5.44    92,691   77,753   14,938     8,867    6,071
                          ----------- ----------- -----  -----  -------- --------  -------   -------  -------
 Total interest-bearing
  liabilities...........   39,189,773  36,224,765  5.13   4.39   500,366  396,401  103,965    65,903   38,062
                          ----------- ----------- -----  -----  -------- --------  -------   -------  -------
 Noninterest-bearing
  deposits..............    4,446,756   4,071,044
 Other liabilities......      724,951     651,367
 Shareholders' equity...    3,653,431   3,484,129
                          ----------- -----------
 Total liabilities and
  shareholders' equity..  $48,014,911 $44,431,305
                          =========== ===========
Average interest rate
 spread.................                           3.58   3.73
Net yield on earning
 assets.................                           4.22%  4.29% $471,356 $444,236  $27,120   $(9,406) $36,526
                                                  =====  =====  ======== ========  =======   =======  =======
Taxable equivalent
 adjustment.............                                        $ 22,239 $ 22,545
                                                                ======== ========

--------
(1) Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5) Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.

                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
                For the Six Months Ended June 30, 2000 and 1999

                             Average Balances     Yield/Rate      Income/Expense                Change due to
                          ----------------------- ------------  -------------------  Increase  ----------------
                             2000        1999     2000   1999     2000      1999    (Decrease)  Rate    Volume
                          ----------- ----------- -----  -----  --------- --------- ---------- -------  -------
                                           Fully Taxable Equivalent--(Dollars in thousands)
Assets
Securities(1):
 U.S. Treasury,
  government and
  other(5)..............  $11,013,297 $10,533,536  6.66%  6.48% $ 366,722 $ 341,050  $25,672   $ 9,786  $15,886
 States and political
  subdivisions..........      690,756     634,408  7.63   7.58     26,365    24,035    2,330       179    2,151
                          ----------- ----------- -----  -----  --------- ---------  -------   -------  -------
 Total securities(5)....   11,704,053  11,167,944  6.72   6.54    393,087   365,085   28,002     9,965   18,037
Other earning
 assets(2)..............      343,333     403,241  6.31   4.71     10,769     9,421    1,348     2,892   (1,544)
Loans and leases, net of
 unearned
 income(1)(3)(4)(5).....   32,226,958  28,980,477  9.31   8.78  1,492,964 1,263,896  229,068    77,857  151,211
                          ----------- ----------- -----  -----  --------- ---------  -------   -------  -------
 Total earning assets...   44,274,344  40,551,662  8.60   8.12  1,896,820 1,638,402  258,418    90,714  167,704
                          ----------- ----------- -----  -----  --------- ---------  -------   -------  -------
 Non-earning assets.....    3,135,500   2,922,243
                          ----------- -----------
  Total assets..........  $47,409,844 $43,473,905
                          =========== ===========
Liabilities and
 Shareholders' Equity
Interest-bearing
 deposits:
 Savings and interest-
  checking..............  $ 2,136,141 $ 2,472,924  1.69   1.80     17,904    22,059   (4,155)   (1,280)  (2,875)
 Money rate savings.....    8,407,038   7,548,941  3.43   2.84    143,445   106,219   37,226    24,263   12,963
 Other time deposits....   15,864,486  14,735,056  5.58   5.16    440,001   377,405   62,596    32,537   30,059
                          ----------- ----------- -----  -----  --------- ---------  -------   -------  -------
 Total interest-bearing
  deposits..............   26,407,665  24,756,921  4.58   4.12    601,350   505,683   95,667    55,520   40,147
Short-term borrowed
 funds..................    6,541,752   4,997,749  5.78   4.68    187,947   115,880   72,067    30,960   41,107
Long-term debt..........    5,815,167   5,594,303  5.89   5.47    170,595   152,251   18,344    12,178    6,166
                          ----------- ----------- -----  -----  --------- ---------  -------   -------  -------
 Total interest-bearing
  liabilities...........   38,764,584  35,348,973  4.98   4.41    959,892   773,814  186,078    98,658   87,420
                          ----------- ----------- -----  -----  --------- ---------  -------   -------  -------
 Noninterest-bearing
  deposits..............    4,329,801   4,011,299
 Other liabilities......      716,020     643,549
 Shareholders' equity...    3,599,439   3,470,084
                          ----------- -----------
 Total liabilities and
  shareholders' equity..  $47,409,844 $43,473,905
                          =========== ===========
Average interest rate
 spread.................                           3.62   3.71
Net yield on earning
 assets.................                           4.24%  4.28% $ 936,928 $ 864,588  $72,340   $(7,944) $80,284
                                                  =====  =====  ========= =========  =======   =======  =======
Taxable equivalent
 adjustment.............                                        $  43,982 $  41,879
                                                                ========= =========

--------
(1) Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5) Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.

Noninterest Income

  Noninterest income for the three months ended June 30, 2000, was $226.8 million compared to $207.2 million for the same period in 1999, an increase of 9.4%. Excluding purchase accounting transactions, noninterest income would have increased 5.6% in the second quarter compared to the second quarter of 1999.

  Noninterest income as a percentage of net interest income plus noninterest income, or the "fee income ratio", was 32.6% for the second quarter of 2000, compared to 32.1% in the second quarter of 1999. For the six months, noninterest income totaled $443.3 million, an increase of $50.3 million, or 12.8%, compared to 1999. The fee income ratio for the first six months of 2000 was 32.2% compared to 31.4% for the first six months of 1999.

  Service charges on deposits totaled $59.1 million for the second quarter of 2000, an increase of $6.2 million, or 11.8%, compared to the second quarter of 1999. For the six months, service charges on deposits totaled $114.5 million, an increase of 8.3% compared to the first six months of 1999. The largest components of the growth within service charges on deposits included account analysis fees on commercial transaction accounts and NSF and overdraft charges on personal and commercial accounts. The growth in service charges for the quarter and year to date has been negatively affected because of the rise in short-term interest rates discussed previously. Commercial customers are given credits against service charges on the collected balance in their accounts based on the level of short-term interest rates. As interest rates have risen during the last twelve months, these credits have grown substantially, depressing the growth in service charges.

  Trust income totaled $15.5 million for the current quarter, an increase of $1.9 million, or 14.0%, compared to the same period a year ago. The increase in trust income was the result of increased revenues from personal, institutional and corporate trust fees compared to 1999. The balance of assets under management was $10.4 billion, up slightly from $10.3 billion at June 30, 1999. For the six months, trust income totaled $30.6 million, an increase of $3.6 million, or 13.6%, compared to the same period in 1999.

  Investment banking and brokerage fees and commissions totaled $40.7 million during the second quarter of 2000, an increase of $2.3 million, or 6.1%, compared to the second quarter of 1999. The increase resulted from greater investment services fees from BB&T's discount brokerage operations. For the six months, investment banking and brokerage fees and commissions totaled $85.4 million, an increase of 63.3% compared to the same period in 1999. This significant increase was primarily the result of the timing of the acquisition of Scott & Stringfellow, which was completed on March 26, 1999. This acquisition was accounted for as a purchase; therefore, its operating results were only included in BB&T's accounts in periods following the acquisition.

  Agency insurance commissions totaled $29.2 million for the second quarter of 2000, an increase of $12.3 million, or 73.3%, compared to the same three-month period of 1999. This substantial growth in revenue resulted from the purchase of additional agencies during 1999 and 2000, internal growth in property and casualty insurance commissions and increased contingent insurance commissions. Excluding the effects of purchase accounting transactions, agency insurance commissions for the second quarter of 2000 would have increased 47.1% compared to 1999. This increase consisted of property and casualty insurance commissions, which were up $6.5 million, contingent insurance commissions, up $2.2 million, group health commissions and life insurance commissions, which increased $1.7 million and $1.3 million, respectively. For the six months, agency insurance commissions totaled $57.3 million, an increase of $23.6 million, or 69.9%. Excluding purchase accounting transactions, growth in agency insurance commissions for the six months would have been 38.3%. The increase in year-to-date revenue was produced by similar growth in the types of commissions outlined above.

  Income from mortgage banking activities totaled $23.3 million for the second quarter of 2000, a decrease of $21.0 million, or 47.4%, from the same period of 1999. This decline resulted from lower volumes of mortgage loan originations in 2000, which resulted from higher interest rates, and the recapture in 1999 of $5 million in valuation allowances related to capitalized mortgage servicing rights. The recapture of valuation allowances during the 1999 period, which were established in 1998, resulted from a slowing in prepayment speeds related to the mortgage loans underlying the capitalized servicing rights. For the six months, mortgage banking income totaled $49.1 million, a decrease of $41.7 million, or 45.9%, compared to 1999, also due to lower mortgage loan originations during 2000 and the recapture of $8 million in valuation allowances related to mortgage servicing rights in 1999.

  Other nondeposit fees and commissions totaled $30.9 million for the second quarter of 2000, an increase of $2.2 million, or 7.5%, compared to the three months ended June 30, 1999. Bankcard income increased $3.1 million for the quarter; however, this increase was partially offset by a $1.6 million decrease in fees from money orders, official checks and other similar fees. For the six months, other nondeposit fees and commissions totaled $58.4 million, up $4.7 million, or 8.9%, compared to 1999. The increase was driven by similar growth in bankcard income, as discussed above.

  Other income totaled $25.7 million for the quarter, an increase of $13.1 million, or 104.2%, compared to the second quarter of 1999. Included in this total is the cash value buildup of bank-owned life insurance, which increased $6.2 million as a result of additional purchases during 2000. BB&T also recorded a gain of $3.9 million on a stock distribution from a venture capital investment. For the six months, other income totaled $42.9 million, an increase of $16.4 million, or 61.7%, compared to 1999 because of growth over the six months in the income items that favorably affected the second quarter.

Noninterest Expense

  Noninterest expenses totaled $392.2 million for the second quarter of 2000 compared to $357.7 million for the same period a year ago, an increase of 9.7%. Noninterest expense for the second quarter of 2000 includes $25.9 million of nonrecurring expenses principally associated with the acquisitions of Hardwick and First Banking Company. Excluding these costs, noninterest expenses would have increased $8.7 million, or 2.4%, for the quarter ended June 30, 2000, compared to the same period in 1999. Excluding the effects of business combinations accounted for as purchases that were completed in 1999, and the aforementioned merger-related expenses, noninterest expenses for the second quarter of 2000 would have actually decreased slightly from the comparable period of 1999. For the six months ended June 30, 2000, noninterest expense totaled $785.6 million, an increase of $93.8 million, or 13.6%. Excluding $56.5 million in nonrecurring charges from 2000 and $15.8 million of similar merger-related charges from 1999, noninterest expenses would have increased 7.9%. Excluding these charges and the effect of acquisitions accounted for as purchases, noninterest expense for the first half of 2000 would have decreased slightly compared to 1999.

  BB&T's efficiency ratio (noninterest expenses, excluding the nonrecurring expenses referred to above and costs related to foreclosed assets, as a percentage of FTE net interest income plus noninterest income excluding securities gains and losses) improved to 52.2% for the second quarter of 2000 compared to 54.6% for the second quarter of 1999. For the six months, the efficiency ratio improved to 52.6% compared to 53.5% in 1999.

  Personnel expense, the largest component of noninterest expense, was $205.7 million for the second quarter of 2000 compared to $187.6 million for the same period in 1999, an increase of $18.0 million, or 9.6%. These amounts include merger-related charges of $6.8 million in the second quarter of 2000. Excluding the merger-related charges, personnel expense in the 2000 quarter would have increased $11.2 million, or 6.0%, from the 1999 period. This growth included the effect of acquisitions completed in 1999 that were accounted for as purchases (Matewan, Farmers and Merchants and a number of insurance agencies). Excluding the effects of the merger-related charges and the purchase acquisitions, personnel expense for the second quarter of 2000 would have increased $6.6 million, or 3.5%, over the second quarter of 1999. This increase was primarily the result of a 4% average annual salary adjustment, an increase of 400 full-time equivalent employees compared to 1999 and higher social security taxes. For the six months, personnel expense totaled $414.6 million, an increase of $58.0 million, or 16.3%, compared to 1999. Excluding nonrecurring charges, personnel expense for the first half of 2000 would have increased 14.3% compared to 1999. Excluding nonrecurring charges and purchase accounting transactions, personnel expense would have increased only 4.9% for the reasons outlined above.

  Occupancy and equipment expense for the three months ended June 30, 2000, totaled $58.1 million, an increase of $3.6 million, or 6.7%, compared to 1999. These amounts include merger-related charges of $3.0 million in the second quarter of 2000. Excluding the merger-related charges, occupancy and equipment expense would have increased $594,000, or 1.1%, from the 1999 period. For the six months, occupancy and equipment expense totaled $119.5 million, an increase of $10.1 million, or 9.2%. Excluding nonrecurring merger-related charges, occupancy and equipment expense would have increased $5.4 million, or 5.1%. This increase was principally the result of higher rent expenses for both the quarter and the six months.

  The amortization of intangible assets and mortgage servicing rights totaled $18.2 million for the three months ended June 30, 2000, a decrease of $299,000, or 1.6%, from the amount incurred in the second quarter of 1999. This decrease was the result of a $3.2 million decline in mortgage servicing rights amortization. The majority of the reduction in the amortization of mortgage servicing rights resulted from lower volumes of loan refinancing in 2000 compared to the second quarter of 1999. As mortgage loans prepay in periods of active refinancing, BB&T amortizes the full amount of any capitalized mortgage servicing rights associated with the prepaid loan. As mortgage rates have increased during 2000 and refinancings and the resulting loan prepayments have significantly decreased, this accelerated amortization of mortgage servicing rights has substantially decreased compared to 1999. This decrease in the amortization of mortgage servicing was largely offset by a $3.1 million increase in amortization of goodwill and other intangibles, due to acquisitions consummated using purchase accounting. Total goodwill and other intangibles, including mortgage servicing rights, have increased from $689.1 million at June 30, 1999, to $815.8 million at June 30, 2000. For the six months, amortization of intangibles and mortgage servicing rights totaled $36.3 million, an increase of $136,000, or less than one percent.

  Other noninterest expenses for the second quarter of 2000 totaled $110.2 million, an increase of $13.2 million, or 13.6%, compared to 1999. These amounts include merger-related costs of $16.0 million in the second quarter of 2000. Excluding these costs, other noninterest expenses for the three months ended June 30, 2000 would have decreased $2.8 million, or 2.9%, from the comparable 1999 period. This decrease is entirely related to lower professional services expenses, which were elevated in 1999 because of costs associated with BB&T's Y2K readiness. For the six months, other expense totaled $215.2 million, an increase of $25.6 million, or 13.5%. Excluding nonrecurring charges from both 2000 and 1999, other expense would have decreased $2.5 million, or 1.4%.

Provision for Income Taxes

  The provision for income taxes totaled $85.6 million for the second quarter of 2000, an increase of $6.1 million, or 7.7%, compared to the second quarter of 1999. For the first six months of 2000, the provision for income taxes totaled $163.3 million, an increase of $9.4 million, or 6.1%, compared to 1999. Excluding the tax benefits associated with the merger-related charges discussed above, the provision for income taxes would have been $95.1 million during the second quarter and $185.3 million for the six months ended June 30, 2000. These amounts represent increases of $15.5 million, or 19.5%, compared to the second quarter of 1999, and an increase of $26.0 million, or 16.3%, compared to the first six months of 1999. Excluding the effect of nonrecurring items on pretax income and the income tax provision, BB&T's effective income tax rate was 32.9% for the second quarter and 32.8% for the first six months of 2000 compared to effective tax rates of 32.1% for the second quarter of 1999 and 32.2% for the first six months of 1999.

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

Item 4. Submission of Matters to a Vote of Security Holders

  BB&T held its annual meeting of the shareholders on April 25, 2000, to consider and vote upon the following matters:

  (1) To elect seven Directors for three-year terms expiring in 2003. Of shares represented by proxy, votes in favor were 263,901,820; and votes withheld were 3,645,293.

  (2) To approve amendments to the Corporation's 1995 Omnibus Stock Incentive Plan. Of shares represented by proxy, votes in favor were 236,635,468; votes opposed were 27,859,470; and abstentions were 3,029,098.

  (3) To ratify the reappointment of Arthur Andersen LLP as the Corporation's independent auditors for 2000. Of shares represented by proxy, votes in favor were 265,402,208; votes opposed were 792,920; and abstentions were 1,331,516.

  (4) To transact such other business as may properly come before the meeting. Of shares represented by proxy, votes in favor were 221,759,475; votes opposed were 37,850,705; and abstentions were 7,848,449.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibit 11--"Computation of Earnings Per Share" is included herein as Note E.

    Exhibit 27--"Financial Data Schedule" is included in the electronically-filed document as required.

  (b) Current Reports on Form 8-K during and following the Quarter ended June 30, 2000.

  On April 11, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to report the financial condition and results of operations for the first quarter of 2000. On April 28, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to restate BB&T's Annual Report on Form 10-K to include the accounts of Premier Bancshares, Inc., which was acquired on January 13, 2000, and accounted for as a pooling of interests. On July 18, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to report the financial condition and results of operations for the second quarter of 2000. On July 27, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to announce plans to acquire FCNB Corp of Frederick, Maryland.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BB&T CORPORATION
                                          (Registrant)

Date: August 11, 2000                By: /s/ Scott E. Reed
      ---------------                  -----------------------------------
                                       Scott E. Reed, Senior Executive Vice
                                       President and Chief Financial Officer

Date: August 11, 2000                By: /s/ Sherry A. Kellett
      ---------------                  -----------------------------------
                                       Sherry A. Kellett, Senior
                                        Executive Vice
                                       President and Controller
                                       (Principal Accounting Officer)