Form 10-Q
period 2000-09-30
BB&T CORP
filed 2000-11-14
CIK 92230

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

                              September 30, 2000

                        Commission file number: 1-10853

                               BB&T CORPORATION
            (Exact name of registrant as specified in its charter)

               North Carolina                                    56-0939887
          (State of Incorporation)                  (I.R.S. Employer Identification No.)

            200 West Third Street
        Winston-Salem, North Carolina                              27101
  (Address of Principal Executive Offices)                       (Zip Code)

                                (336) 733-2000
             (Registrant's Telephone Number, Including Area Code)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  At October 31, 2000, 396,576,029 shares of the registrant's common stock, $5 par value, were outstanding.

    This Form 10-Q has 31 pages. The Exhibit Index is included on page 30.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                BB&T CORPORATION

                                   FORM 10-Q

                               September 30, 2000

                                     INDEX

                                                                      Page No.
                                                                      --------
Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)...........................     2

      Consolidated Financial Statements..............................     2

      Notes to Consolidated Financial Statements.....................     6

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of
       Operations....................................................    14

      Analysis of Financial Condition................................    14

      Market Risk Management.........................................    18

      Capital Adequacy and Resources.................................    22

      Analysis of Results of Operations..............................    23

Part II. OTHER INFORMATION

  Item 1. Legal Proceedings..........................................    30

  Item 6. Exhibits and Reports on Form 8-K...........................    30

SIGNATURES...........................................................    31

EXHIBIT 11 Calculation of Earnings Per Share.........................     9

EXHIBIT 27 Financial Data Schedule--Included with electronically-filed document only.

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       BB&T CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (unaudited)
Assets
 Cash and due from banks ..........................   $ 1,283,947  $ 1,466,071
 Interest-bearing deposits with banks..............        26,613       81,927
 Federal funds sold and securities purchased under
  resale agreements or similar arrangements........       310,914      432,877
 Trading securities................................       132,543       93,221
 Securities available for sale.....................    13,129,528   12,257,822
 Securities held to maturity (approximate market
  values of $70,312 at September 30, 2000, and
  $398,527 at December 31, 1999)...................        69,984      404,897
 Loans held for sale...............................       505,038      367,243
 Loans and leases, net of unearned income..........    37,913,841   35,389,063
 Allowance for loan and lease losses...............      (505,576)    (477,296)
                                                      -----------  -----------
  Loans and leases, net............................    37,408,265   34,911,767
                                                      -----------  -----------
 Premises and equipment, net.......................       723,609      713,089
 Other assets......................................     3,080,740    2,271,922
                                                      -----------  -----------
  Total assets ....................................   $56,671,181  $53,000,836
                                                      ===========  ===========

Liabilities and Shareholders' Equity
 Deposits:
  Noninterest-bearing deposits.....................   $ 4,856,375  $ 4,847,976
  Savings and interest checking....................     2,271,620    2,978,811
  Money rate savings...............................    10,167,957    9,592,326
  Other time deposits..............................    16,932,290   16,199,129
  Foreign deposits.................................     1,806,834      529,401
                                                      -----------  -----------
  Total deposits...................................    36,035,076   34,147,643
                                                      -----------  -----------
 Short-term borrowed funds.........................     6,692,661    7,971,873
 Long-term debt....................................     8,343,252    6,073,428
 Accounts payable and other liabilities............     1,263,189      744,273
                                                      -----------  -----------
  Total liabilities................................    52,334,178   48,937,217
                                                      -----------  -----------
 Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares
   authorized, none issued and outstanding.........            --           --
  Common stock, $5 par, 500,000,000 shares
   authorized; 397,828,643 issued and outstanding
   at September 30, 2000, and 398,742,188 at
   December 31, 1999...............................     1,989,143    1,993,711
  Additional paid-in capital.......................       335,787      379,363
  Retained earnings................................     2,146,924    2,011,627
  Unearned income and unvested restricted stock....        (7,190)     (11,676)
  Accumulated other nonshareholder changes in
   equity, net of deferred income taxes of
   $(69,384) at September 30, 2000 and $(185,516)
   at December 31, 1999............................      (127,661)    (309,406)
                                                      -----------  -----------
  Total shareholders' equity.......................     4,337,003    4,063,619
                                                      -----------  -----------
  Total liabilities and shareholders' equity.......   $56,671,181  $53,000,836
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                            For the Three Months       For the Nine Months
                                    Ended                     Ended
                                September 30,             September 30,
                           ------------------------  ------------------------
                              2000         1999         2000         1999
                           -----------  -----------  -----------  -----------
                            (Dollars in thousands, except per share data)
Interest Income
 Interest and fees on
  loans and leases........ $   894,093  $   750,292  $ 2,559,041  $ 2,165,725
 Interest and dividends on
  securities..............     222,225      208,545      630,627      594,539
 Interest on short-term
  investments.............       5,084        6,038       15,975       16,077
                           -----------  -----------  -----------  -----------
  Total interest income...   1,121,402      964,875    3,205,643    2,776,341
                           -----------  -----------  -----------  -----------
Interest Expense
 Interest on deposits.....     393,197      303,596    1,077,895      887,615
 Interest on short-term
  borrowed funds..........      91,328       83,576      295,067      216,928
 Interest on long-term
  debt....................     126,512       85,758      312,394      241,435
                           -----------  -----------  -----------  -----------
  Total interest expense..     611,037      472,930    1,685,356    1,345,978
                           -----------  -----------  -----------  -----------
Net Interest Income.......     510,365      491,945    1,520,287    1,430,363
 Provision for loan and
  lease losses............      38,200       24,352       92,431       74,401
                           -----------  -----------  -----------  -----------
Net Interest Income After
 Provision for Loan and
 Lease Losses.............     472,165      467,593    1,427,856    1,355,962
                           -----------  -----------  -----------  -----------
Noninterest Income
 Service charges on
  deposit accounts........      69,186       60,991      196,401      178,512
 Investment banking and
  brokerage fees and
  commissions.............      36,488       38,079      123,347       91,471
 Mortgage banking income..      24,243       37,501       76,605      133,871
 Trust income.............      20,297       17,982       58,375       51,969
 Agency insurance
  commissions.............      34,278       20,618       94,667       54,570
 Other insurance
  commissions.............       3,910        3,779       11,142       10,639
 Other nondeposit fees and
  commissions.............      37,503       30,125      103,433       89,257
 Securities gains
  (losses), net...........    (181,361)      (1,882)    (222,911)      (4,180)
 Other income.............      27,456       15,419       72,371       45,667
                           -----------  -----------  -----------  -----------
  Total noninterest
   income.................      72,000      222,612      513,430      651,776
                           -----------  -----------  -----------  -----------
Noninterest Expense
 Personnel expense........     238,600      218,214      699,867      618,620
 Occupancy and equipment
  expense.................      70,862       63,530      201,738      184,292
 Amortization of
  intangibles and mortgage
  servicing rights........      19,874       20,080       59,525       59,776
 Other noninterest
  expense.................     149,709      131,759      395,927      349,467
                           -----------  -----------  -----------  -----------
  Total noninterest
   expense................     479,045      433,583    1,357,057    1,212,155
                           -----------  -----------  -----------  -----------
Earnings
 Income before income
  taxes...................      65,120      256,622      584,229      795,583
 Provision for income
  taxes...................      15,856       82,843      183,243      256,800
                           -----------  -----------  -----------  -----------
  Net income.............. $    49,264  $   173,779  $   400,986  $   538,783
                           ===========  ===========  ===========  ===========
Per Common Share
 Net income:
  Basic................... $       .12  $       .44  $      1.00  $      1.36
                           ===========  ===========  ===========  ===========
  Diluted................. $       .12  $       .43  $       .99  $      1.34
                           ===========  ===========  ===========  ===========
 Cash dividends paid by
  BB&T Corporation........ $       .23  $       .20  $       .63  $       .55
                           ===========  ===========  ===========  ===========
Weighted Average Shares
 Outstanding
 Basic.................... 399,662,723  394,941,799  399,588,220  395,125,226
                           ===========  ===========  ===========  ===========
 Diluted.................. 404,477,344  401,178,084  404,427,972  402,126,950
                           ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)
                             (Dollars in thousands)

                                                                           Accumulated
                                                                              Other
                           Shares of               Additional  Retained   Nonshareholder     Total
                            Common       Common     Paid-In    Earnings     Changes in   Shareholders'
                             Stock       Stock      Capital   and Other*      Equity        Equity
                          -----------  ----------  ---------- ----------  -------------- -------------
Balance, December 31,
 1998, as restated......  396,201,255  $1,981,006   $376,670  $1,600,150    $  73,103     $4,030,929
Add (Deduct)
 Nonshareholder changes
  in equity:**
 Net income.............           --          --         --     538,783           --        538,783
  Unrealized holding
   gains (losses)
   arising during the
   period...............           --          --         --          --     (232,219)      (232,219)
  Less: reclassification
   adjustment, net of
   tax of $(1,349)......           --          --         --          --       (2,831)        (2,831)
                          -----------  ----------   --------  ----------    ---------     ----------
 Net unrealized gains
  (losses) on
  securities............           --          --         --          --     (235,050)      (235,050)
                          -----------  ----------   --------  ----------    ---------     ----------
 Total nonshareholder
  changes in equity.....           --          --         --     538,783     (235,050)       303,733
                          -----------  ----------   --------  ----------    ---------     ----------
 Common stock issued....    8,903,643      44,518    352,258          --           --        396,776
 Redemption of common
  stock.................   (8,537,631)    (42,688)  (344,098)         --           --       (386,786)
 Cash dividends declared
  on common stock.......           --          --         --    (277,329)          --       (277,329)
 Other..................           --          --         --     (12,060)          --        (12,060)
                          -----------  ----------   --------  ----------    ---------     ----------
Balance, September 30,
 1999...................  396,567,267  $1,982,836   $384,830  $1,849,544    $(161,947)    $4,055,263
                          ===========  ==========   ========  ==========    =========     ==========
Balance, December 31,
 1999, as restated......  398,742,188  $1,993,711   $379,363  $1,999,951    $(309,406)    $4,063,619
Add (Deduct)
 Nonshareholder changes
  in equity:**
 Net income.............           --          --         --     400,986           --        400,986
  Unrealized holding
   gains (losses)
   arising during the
   period...............           --          --         --          --     (334,751)      (334,751)
  Less: reclassification
   adjustment, net of
   tax of $(69,905).....           --          --         --          --     (153,006)      (153,006)
                          -----------  ----------   --------  ----------    ---------     ----------
 Net unrealized gains
  (losses) on
  securities............           --          --         --          --      181,745        181,745
                          -----------  ----------   --------  ----------    ---------     ----------
 Total nonshareholder
  changes in equity.....           --          --         --     400,986      181,745        582,731
                          -----------  ----------   --------  ----------    ---------     ----------
 Common stock issued....    2,986,155      14,931     45,731          --           --         60,662
 Redemption of common
  stock.................   (3,899,700)    (19,499)   (89,307)         --           --       (108,806)
 Cash dividends declared
  on common stock.......           --          --         --    (265,689)          --       (265,689)
 Other..................           --          --         --       4,486           --          4,486
                          -----------  ----------   --------  ----------    ---------     ----------
Balance, September 30,
 2000...................  397,828,643  $1,989,143   $335,787  $2,139,734    $(127,661)    $4,337,003
                          ===========  ==========   ========  ==========    =========     ==========

--------
 * Other includes unearned income and unvested restricted stock.
** Comprehensive income as defined by SFAS No. 130.

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

                                                         2000         1999
                                                      -----------  -----------
                                                      (Dollars in thousands)
Cash Flows From Operating Activities:
 Net income.......................................... $   400,986  $   538,783
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Provision for loan and lease losses.................      92,431       74,401
 Depreciation of premises and equipment..............      63,618       76,372
 Amortization of intangibles and mortgage servicing
  rights.............................................      59,525       59,776
 Accretion of negative goodwill......................      (4,682)      (4,682)
 Amortization of unearned stock compensation.........       4,486        2,690
 Discount accretion and premium amortization on
  securities, net....................................      (3,544)      (2,099)
 Net decrease (increase) in trading account
  securities.........................................     (39,322)        (303)
 Loss (gain) on sales of securities, net.............     222,911        4,180
 Loss (gain) on disposals of premises and equipment,
  net................................................       1,554       (4,400)
 Proceeds from sales of loans held for sale..........   1,565,184    3,390,074
 Purchases of loans held for sale....................    (492,272)    (827,952)
 Origination of loans held for sale, net of
  principal collected................................  (1,201,669)  (1,692,671)
 Decrease (increase) in:
  Accrued interest receivable........................     (95,550)     (30,468)
  Other assets.......................................    (957,178)    (116,410)
 Increase (decrease) in:
  Accrued interest payable...........................      (1,886)      48,292
  Accounts payable and other liabilities.............     716,049      204,972
 Other, net..........................................     (10,138)     (24,619)
                                                      -----------  -----------
   Net cash provided by (used in) operating
    activities.......................................     320,503    1,695,936
                                                      -----------  -----------
Cash Flows From Investing Activities:
 Proceeds from sales of securities available for
  sale...............................................   4,741,468      606,883
 Proceeds from maturities, calls and paydowns of
  securities available for sale......................   1,194,716    2,424,883
 Purchases of securities available for sale..........  (5,735,017)  (4,831,017)
 Proceeds from maturities, calls and paydowns of
  securities held to maturity........................      37,260       57,403
 Purchases of securities held to maturity............     (10,219)     (13,844)
 Leases made to customers............................     (87,474)     (93,096)
 Principal collected on leases.......................      67,786       53,819
 Loan originations, net of principal collected.......  (2,951,873)  (2,671,106)
 Purchases of loans..................................    (386,619)     (83,139)
 Net cash (paid) acquired in transactions accounted
  for under the purchase method......................     (10,467)     311,975
 Purchases and originations of mortgage servicing
  rights.............................................     (40,880)     (48,934)
 Proceeds from disposals of premises and equipment...       8,600       18,842
 Purchases of premises and equipment.................     (82,088)     (90,694)
 Proceeds from sales of foreclosed property..........      18,654       22,878
 Proceeds from sales of other real estate held for
  development or sale................................       3,520        9,916
 Other, net..........................................          --          (38)
                                                      -----------  -----------
   Net cash used in investing activities.............  (3,232,633)  (4,325,269)
                                                      -----------  -----------
Cash Flows From Financing Activities:
 Net increase (decrease) in deposits.................   1,887,433     (156,024)
 Net increase (decrease) in short-term borrowed
  funds..............................................  (1,279,212)   2,066,207
 Proceeds from long-term debt........................   6,068,460    2,285,482
 Repayments of long-term debt........................  (3,798,636)    (879,547)
 Net proceeds from common stock issued...............      26,653       43,534
 Redemption of common stock..........................    (108,806)    (386,786)
 Cash dividends paid on common stock.................    (243,163)    (208,837)
 Other, net..........................................          --          452
   Net cash provided by financing activities.........   2,552,729    2,764,481
Net Decrease in Cash and Cash Equivalents............    (359,401)     135,148
Cash and Cash Equivalents at Beginning of Period.....   1,980,875    1,795,851
                                                      -----------  -----------
Cash and Cash Equivalents at End of Period........... $ 1,621,474  $ 1,930,999
                                                      ===========  ===========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
 Interest............................................ $ 1,642,141  $ 1,101,854
 Income taxes........................................      65,224       69,182
 Noncash financing and investing activities:
 Transfer of securities held to maturity to
  available for sale.................................     307,775      231,529
 Transfer of loans to foreclosed property............      22,184       20,664
 Transfer of other real estate owned to fixed
  assets.............................................       3,675        1,255
 Transfer of fixed assets to other real estate
  owned..............................................       1,471        3,940
 Tax benefit from exercise of stock options..........       3,672       14,787
 Securitization of mortgage loans....................     747,067           --

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)

A. Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries (referred to herein as "BB&T", "the Corporation" or "the Company") as of September 30, 2000 and December 31, 1999; the consolidated statements of income for the three and nine months ended September 30, 2000 and 1999; the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 2000 and 1999; and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999.

  The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T's 1999 Annual Report on Form 10-K, as restated in BB&T's Current Report on Form 8-K filed on October 27, 2000, should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 1999 financial statements have been reclassified to conform to the 2000 statement presentation. Such reclassifications had no effect on shareholders' equity or net income.

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

B. Nature of Operations

  BB&T Corporation is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Kentucky and Washington, D.C. through its subsidiaries. BB&T's principal banking subsidiaries, Branch Banking and

Trust Company ("BB&T-NC"), Branch Banking and Trust Company of South Carolina ("BB&T-SC") and Branch Banking and Trust Company of Virginia ("BB&T-VA"), provide a wide range of traditional banking services to individuals and commercial customers. BB&T is also the parent company for fifteen subsidiary banks acquired through mergers with Hardwick Holding Company, First Banking Company of Southeast Georgia and One Valley Bancorp, Inc. These banks are expected to be merged with and into BB&T-NC or BB&T-VA based on their states of operation. Substantially all of BB&T's loans are to individuals residing in the market areas described above or to businesses that are located in this geographic area. Subsidiaries of BB&T's commercial banking units offer lease financing to commercial businesses and municipal governments, investment services, (including discount brokerage services, annuities, mutual funds and government and municipal bonds), life insurance and property and casualty insurance on an agency basis and insurance premium financing. Direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, investment banking and corporate finance services.

C. New Accounting Pronouncements

  In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which delayed the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133.

  The notional amount of derivative financial instruments held by BB&T at September 30, 2000, was $2.7 billion with unrealized net losses of $1.4 million compared to $2.0 billion with unrealized net gains of $4.5 million at December 31, 1999. The transition obligation related to the adoption of SFAS No. 133, as amended, is not expected to have a material effect on BB&T's consolidated financial position or consolidated results of operations. Additionally, management believes that substantially all of BB&T's derivatives should qualify for hedge accounting and be highly effective in offsetting the hedged risk. Accordingly, the adoption of SFAS No. 133, as amended, is not expected to have a material impact on BB&T's consolidated financial position or consolidated results of operations.

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

  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The statements provide accounting and reporting standards for such transactions based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Portions of the statement are effective immediately and have been adopted by BB&T. Other portions become effective for transactions occurring after March 31, 2001. The adoption of the continuing provisions of SFAS No. 125 did not have a material impact on BB&T's consolidated financial position or consolidated results of operations. Management does not anticipate that the adoption of the new provisions of SFAS No. 140 will have a material impact on BB&T's consolidated financial position or consolidated results of operations.

D. Mergers and Acquisitions

  The following table presents summary information with respect to mergers and acquisitions completed by BB&T Corporation during 1999 and 2000:

                 SUMMARY OF COMPLETED MERGERS AND ACQUISITIONS

                                                                                                                     Goodwill
      Date of                                                                             Accounting   Goodwill    Amoritization
    Acquisition             Acquired Institution           Headquarters     Total Assets    Method     Recorded       Period
 -----------------  ------------------------------------ ----------------- -------------- ---------- ------------- -------------
   July 6, 2000     One Valley Bancorp, Inc.             Charleston, W.Va. $  6.4 billion   Pooling  $         N/A        N/A
   June 15, 2000    First Banking Company of
                     Southeast Georgia                     Statesboro, Ga.  420.0 million   Pooling            N/A        N/A
   June 13, 2000    Hardwick Holding Company                   Dalton, Ga.  507.2 million   Pooling            N/A        N/A
 January 13, 2000   Premier Bancshares, Inc.                  Atlanta, Ga.    2.0 billion   Pooling            N/A        N/A
--------------------------------------------------------------------------------------------------------------------------------
 November 10, 1999  First Liberty Financial Corp.               Macon, Ga. $  1.7 billion   Pooling  $         N/A        N/A
  August 27, 1999   Matewan BancShares, Inc.             Williamson, W.Va.  734.7 million  Purchase   92.8 million   15 Years
   July 14, 1999    Mason-Dixon Bancshares, Inc.          Westminster, Md.    1.2 billion   Pooling            N/A        N/A
   July 9, 1999     First Citizens Corporation                 Newnan, Ga.  417.8 million   Pooling            N/A        N/A
  March 26, 1999    Scott & Stringfellow Financial, Inc.     Richmond, Va.  262.1 million  Purchase   72.8 million   15 Years
   March 5, 1999    MainStreet Financial Corporation     Martinsville, Va.    2.0 billion   Pooling            N/A        N/A
--------------------------------------------------------------------------------------------------------------------------------
                    BB&T Common
                       Shares
                     Issued in
      Date of         Complete
    Acquisition     Transaction
------------------- -----------
   July 6, 2000     43.1 million
   June 15, 2000
                     4.1 million
   June 13, 2000     3.9 million
 January 13, 2000   16.8 million
--------------------------------------------------------------------------------------------------------------------------------
 November 10, 1999  12.4 million
  August 27, 1999    3.2 million
   July 14, 1999     6.6 million
   July 9, 1999      3.2 million
  March 26, 1999     3.6 million
   March 5, 1999    16.8 million
--------------------------------------------------------------------------------------------------------------------------------

N/A--Not Applicable

  The table above does not include mergers and acquisitions of acquired companies or insurance agency acquisitions, which are summarized below.

  In addition to the transactions included in the table above, BB&T acquired five insurance agencies during 2000, which were accounted for as purchases. In conjunction with these transactions, BB&T issued 1.1 million shares of common stock and recorded $30.4 million in goodwill, which is being amortized using the straight-line method over 15 years. During 1999, BB&T acquired eleven insurance agencies and the book of business from another agency. These acquisitions were accounted for as purchases. In conjunction with the transactions, BB&T issued a total of 1.5 million shares of common stock and recorded $52.8 million of goodwill, which is being amortized using the straight-line method over 15 years.

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

Pending Mergers and Acquisitions

  On July 27, 2000, BB&T announced plans to merge with FCNB Corp ("FCNB"), of Frederick, Maryland. FCNB has approximately $1.6 billion in assets and operates 34 banking offices, primarily in central Maryland. FCNB's shareholders will receive .725 shares of BB&T common stock in exchange for each share of FCNB held. The transaction is expected to be accounted for as a pooling of interests and projected to close in the first quarter of 2001.

  On August 23, 2000, BB&T announced plans to acquire BankFirst Corporation ("BankFirst"), of Knoxville, Tennessee. BankFirst has approximately $848.8 million in assets and operates 32 banking offices in eastern Tennessee. In conjunction with the acquisition, shareholders of BankFirst will receive .4554 shares of BB&T common stock in exchange for each share of BankFirst common stock held. The transaction is expected to be accounted for as a purchase and projected to close in the fourth quarter of 2000. BB&T anticipates repurchasing substantially all of the shares projected to be issued in connection with this transaction prior to the acquisition.

  On September 6, 2000, BB&T announced plans to acquire FirstSpartan Financial Corp. ("FirstSpartan"), of Spartanburg, South Carolina. FirstSpartan has approximately $586 million in assets and operates 11 banking offices in the Upstate Region of South Carolina. In conjunction with the acquisition, shareholders of FirstSpartan will receive 1.0 share of BB&T common stock in exchange for each share of FirstSpartan common stock held. The transaction is expected to be accounted for as a purchase and is projected to close in the first quarter of 2001. BB&T anticipates repurchasing substantially all of the shares projected to be issued in connection with this transaction prior to the acquisition.

E. Calculation of Earnings Per Common Share

  BB&T's basic and diluted earnings per common share amounts were calculated as follows:

                       BB&T CORPORATION AND SUBSIDIARIES

                       COMPUTATION OF EARNINGS PER SHARE
                         For the Periods as Indicated

                                For the Three Months     For the Nine Months
                                 Ended September 30,     Ended September 30,
                               ----------------------- -----------------------
                                  2000        1999        2000        1999
                               ----------- ----------- ----------- -----------
                                (Dollars in thousands, except per share data)
Basic Earnings Per Share:
 Weighted average number of
  common shares outstanding
  during the period........... 399,662,723 394,941,799 399,588,220 395,125,226
                               =========== =========== =========== ===========
 Net income................... $    49,264 $   173,779 $   400,986 $   538,783
                               =========== =========== =========== ===========
 Basic earnings per share..... $       .12 $       .44 $      1.00 $      1.36
                               =========== =========== =========== ===========
Diluted Earnings Per Share:
 Weighted average number of
  common shares............... 399,662,723 394,941,799 399,588,220 395,125,226
 Add:
  Dilutive effect of
   outstanding options (as
   determined by application
   of treasury stock method)..   4,814,621   6,236,285   4,839,752   7,001,724
 Weighted average number of
  common shares, as adjusted.. 404,477,344 401,178,084 404,427,972 402,126,950
                               =========== =========== =========== ===========
 Net income................... $    49,264 $   173,779 $   400,986 $   538,783
                               =========== =========== =========== ===========
 Diluted earnings per share... $       .12 $       .43 $       .99 $      1.34
                               =========== =========== =========== ===========

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

  BB&T's strategies for revenue growth are focused on developing and expanding client relationships through quality service delivery and an effective sales culture. The segment results presented herein are based on internal management accounting policies that are designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Therefore, the performance of the individual segments is not comparable with BB&T's consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not necessarily indicative of the segments' financial performance if they operated as independent entities.

  Please refer to BB&T's Annual Report on Form 10-K, as restated in BB&T's Current Report on Form 8-K, filed on October 27, 2000, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables. There have been no significant changes from the methods used to develop the segment disclosures contained therein.

  The following tables disclose selected financial information for BB&T's reportable business segments for the periods as indicated:

                               BB&T CORPORATION

                              REPORTABLE SEGMENTS
            For the Three Months Ended September 30, 2000 and 1999

                                                                                                          Investment
                                                                                           Agency         Banking and
                        Banking Network       Mortgage Banking       Trust Services       Insurance        Brokerage
                    ----------------------- ----------------------  -----------------  --------------- ------------------
                       2000        1999        2000        1999       2000     1999     2000    1999     2000      1999
                    ----------- ----------- ----------  ----------  --------  -------  ------- ------- --------  --------
                                                                                            (Dollars in thousands)
 Net interest
 income (expense)
 from external
 customers........  $   281,219 $   315,194 $  117,994  $  104,806  $(10,154) $(8,584) $    -- $    -- $  2,810  $  2,209
 Net intersegment
 interest income
 (expense)........      124,240      75,851    (97,597)    (77,281)   13,830   10,651       --      --       --        --
                    ----------- ----------- ----------  ----------  --------  -------  ------- ------- --------  --------
  Net interest
  income..........      405,459     391,045     20,397      27,525     3,676    2,067       --      --    2,810     2,209
                    ----------- ----------- ----------  ----------  --------  -------  ------- ------- --------  --------
 Provision for
 loan and lease
 losses...........       46,273      31,758        757         688        --       --       --      --       --        --
 Noninterest
 income from
 external
 customers........      100,142     130,193     18,952      31,636    17,527    6,976   30,941  20,377   36,980    39,047
 Intersegment
 noninterest
 income...........       30,320      29,547         --          --        --       --       --      --       --        --
 Noninterest
 expense..........      198,243     252,180     12,578      20,242    10,938    1,789   21,392  15,928   39,087    39,375
 Intersegment
 noninterest
 expense..........       84,686      71,853      5,594       4,875       922      466    1,027     688      373       448
                    ----------- ----------- ----------  ----------  --------  -------  ------- ------- --------  --------
 Income before
 income taxes.....      206,719     194,994     20,420      33,356     9,343    6,788    8,522   3,761      330     1,433
  Provision for
  income taxes....       78,156      79,100      6,677       4,105     3,051    2,135    3,326   1,480      753     1,072
                    ----------- ----------- ----------  ----------  --------  -------  ------- ------- --------  --------
 Net income.......  $   128,563 $   115,894 $   13,743  $   29,251  $  6,292  $ 4,653  $ 5,196 $ 2,281 $   (423) $    361
                    =========== =========== ==========  ==========  ========  =======  ======= ======= ========  ========
 Identifiable
 segment assets...  $32,074,412 $32,217,107 $6,424,395  $5,789,834  $ 32,737  $12,361  $87,455 $53,863 $853,657  $601,525
                    =========== =========== ==========  ==========  ========  =======  ======= ======= ========  ========
                                                    All Other
                           Treasury                Segments(1)          Total Segments
                    ------------------------- --------------------- -----------------------
                       2000         1999         2000       1999       2000        1999
                    ------------ ------------ ---------- ---------- ----------- -----------
 Net interest
 income (expense)
 from external
 customers........  $    24,823  $    52,198  $   68,047 $   59,972 $   484,739 $   525,795
 Net intersegment
 interest income
 (expense)........       23,301       (6,021)         --         --      63,774       3,200
                    ------------ ------------ ---------- ---------- ----------- -----------
  Net interest
  income..........       48,124       46,177      68,047     59,972     548,513     528,995
                    ------------ ------------ ---------- ---------- ----------- -----------
 Provision for
 loan and lease
 losses...........           30           22      12,015      4,042      59,075      36,510
 Noninterest
 income from
 external
 customers........     (174,183)        (286)     28,860      7,175      59,219     235,118
 Intersegment
 noninterest
 income...........           --           --          --         --      30,320      29,547
 Noninterest
 expense..........        1,704        1,428      23,947     13,566     307,889     344,508
 Intersegment
 noninterest
 expense..........          139        2,517       2,234      1,222      94,975      82,069
                    ------------ ------------ ---------- ---------- ----------- -----------
 Income before
 income taxes.....     (127,932)      41,924      58,711     48,317     176,113     330,573
  Provision for
  income taxes....      (43,106)       5,366      17,898      7,827      66,755     101,085
                    ------------ ------------ ---------- ---------- ----------- -----------
 Net income.......  $   (84,826) $    36,558  $   40,813 $   40,490 $   109,358 $   229,488
                    ============ ============ ========== ========== =========== ===========
 Identifiable
 segment assets...  $14,775,241  $12,006,225  $3,193,114 $2,741,083 $57,441,011 $53,421,998
                    ============ ============ ========== ========== =========== ===========

                               BB&T CORPORATION

                              REPORTABLE SEGMENTS
             For the Nine Months Ended September 30, 2000 and 1999

                                                                                                           Investment
                                                                                            Agency         Banking and
                        Banking Network       Mortgage Banking       Trust Services        Insurance        Brokerage
                    ----------------------- ----------------------  ------------------  --------------- -----------------
                       2000        1999        2000        1999       2000      1999     2000    1999     2000     1999
                    ----------- ----------- ----------  ----------  --------  --------  ------- ------- -------- --------
                                                                                            (Dollars in thousands)
 Net interest
 income (expense)
 from external
 customers........  $ 1,016,678 $   925,814 $  342,170  $  320,639  $(29,406) $(25,067) $    -- $    -- $  8,840 $  4,722
 Net intersegment
 interest income
 (expense)........      335,688     242,749   (262,796)   (230,194)   39,685    30,843       --      --       --       --
                    ----------- ----------- ----------  ----------  --------  --------  ------- ------- -------- --------
  Net interest
  income..........    1,352,366   1,168,563     79,374      90,445    10,279     5,776       --      --    8,840    4,722
                    ----------- ----------- ----------  ----------  --------  --------  ------- ------- -------- --------
 Provision for
 loan and lease
 losses...........      110,519      85,248      2,137       2,178        --        --       --      --       --       --
 Noninterest
 income from
 external
 customers........      275,397     331,389     54,605     111,376    49,712    35,446   84,399  53,257  122,979   94,794
 Intersegment
 noninterest
 income...........       86,644      99,222         --          --        --        --       --      --       --       --
 Noninterest
 expense..........      660,936     671,769     35,031      62,518    32,970    20,618   59,422  42,045  123,618   87,317
 Intersegment
 noninterest
 expense..........      240,109     192,593     16,078      14,222     2,736     1,902    3,076   2,061    1,125    1,344
                    ----------- ----------- ----------  ----------  --------  --------  ------- ------- -------- --------
 Income before
 income taxes.....      702,843     649,564     80,733     122,903    24,285    18,702   21,901   9,151    7,076   10,855
  Provision for
  income taxes....      231,861     215,354     25,276      37,965     8,074     5,625    8,636   3,646    4,052    5,243
                    ----------- ----------- ----------  ----------  --------  --------  ------- ------- -------- --------
 Net income.......  $   470,982 $   434,210 $   55,457  $   84,938  $ 16,211  $ 13,077  $13,265 $ 5,505 $  3,024 $  5,612
                    =========== =========== ==========  ==========  ========  ========  ======= ======= ======== ========
 Identifiable
 segment assets...  $32,074,412 $32,217,107 $6,424,395  $5,789,834  $ 32,737  $ 12,361  $87,455 $53,863 $853,657 $601,525
                    =========== =========== ==========  ==========  ========  ========  ======= ======= ======== ========
                           Treasury           All Other Segments(1)     Total Segments
                    ------------------------- --------------------- -----------------------
                       2000         1999         2000       1999       2000        1999
                    ------------ ------------ ---------- ---------- ----------- -----------
 Net interest
 income (expense)
 from external
 customers........  $    70,761  $   131,414  $  196,081 $  170,702 $ 1,605,124 $ 1,528,224
 Net intersegment
 interest income
 (expense)........       56,987      (15,823)         --         --     169,564      27,575
                    ------------ ------------ ---------- ---------- ----------- -----------
  Net interest
  income..........      127,748      115,591     196,081    170,702   1,774,688   1,555,799
                    ------------ ------------ ---------- ---------- ----------- -----------
 Provision for
 loan and lease
 losses...........           91           67      31,497     12,279     144,244      99,772
 Noninterest
 income from
 external
 customers........     (160,952)        (591)     90,646     20,792     516,786     646,463
 Intersegment
 noninterest
 income...........           --           --          --         --      86,644      99,222
 Noninterest
 expense..........        4,292        4,046      65,653     39,342     981,922     927,655
 Intersegment
 noninterest
 expense..........          415        6,529       6,690      4,260     270,229     222,911
                    ------------ ------------ ---------- ---------- ----------- -----------
 Income before
 income taxes.....      (38,002)     104,358     182,887    135,613     981,723   1,051,146
  Provision for
  income taxes....      (22,807)      27,766      54,471     21,175     309,563     316,774
                    ------------ ------------ ---------- ---------- ----------- -----------
 Net income.......  $   (15,195) $    76,592  $  128,416 $  114,438 $   672,160 $   734,372
                    ============ ============ ========== ========== =========== ===========
 Identifiable
 segment assets...  $14,775,241  $12,006,225  $3,193,114 $2,741,083 $57,441,011 $53,421,998
                    ============ ============ ========== ========== =========== ===========

  The following table presents a reconciliation of total segment results to consolidated results:

                                     For the Three
                                      Months Ended       For the Nine Months
                                     September 30,       Ended September 30,
                                   -------------------  ----------------------
                                     2000      1999        2000        1999
                                   --------  ---------  ----------  ----------
Net Interest Income
 Net interest income from
  segments........................ $548,513  $ 528,995  $1,774,688  $1,555,799
 Other net interest income(2).....   25,322     17,093      80,845      48,460
 Elimination of net intersegment
  interest income(3)..............  (63,470)   (54,143)   (335,246)   (173,896)
                                   --------  ---------  ----------  ----------
  Consolidated net interest
   income......................... $510,365  $ 491,945  $1,520,287  $1,430,363
                                   ========  =========  ==========  ==========
Net income
 Net income from segments......... $109,358  $ 229,488  $  672,160  $  734,372
 Other net income (loss)(2).......  (44,087)  (102,013)    (30,250)   (131,026)
 Elimination of intersegment net
  income(3).......................  (16,007)    46,304    (240,924)    (64,563)
                                   --------  ---------  ----------  ----------
  Consolidated net income......... $ 49,264  $ 173,779  $  400,986  $  538,783
                                   ========  =========  ==========  ==========

                                                     September 30, September 30,
                                                         2000          1999
                                                     ------------- -------------
Total Assets
 Total assets from segments.........................  $57,441,011   $53,421,998
 Other assets(2)....................................    3,369,176     2,702,465
 Elimination of intersegment assets(3)..............   (4,139,006)   (3,741,233)
                                                      -----------   -----------
  Consolidated total assets.........................  $56,671,181   $52,383,230
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF FINANCIAL CONDITION

  BB&T's total assets at September 30, 2000, were $56.7 billion, a $3.7 billion increase from the balance at December 31, 1999. The balance sheet categories that produced the majority of the increase were loans and leases, including loans held for sale, which grew $2.7 billion; securities available for sale, which increased $871.7 million; and other assets, which increased $808.8 million. These increases were partially offset by declines in interest-bearing deposits with banks and securities held to maturity, which declined by a collective $390.2 million compared to year-end 1999; cash and due from banks, which decreased $182.1 million; and other earning assets, which include federal funds sold and securities purchased under resale agreements or similar arrangements, which decreased $122.0 million.

  Total deposits at September 30, 2000, increased $1.9 billion from December 31, 1999, while short-term borrowed funds declined $1.3 billion and long-term debt increased $2.3 billion during the first nine months of 2000. Total shareholders' equity increased $273.4 million during the same time frame.

  The factors causing the fluctuations in these balance sheet categories are further discussed in the following sections.

Loans and Leases

  BB&T continued to enjoy strong loan growth during the third quarter and first nine months of 2000, with end of period loans, excluding loans held for sale, increasing 9.5% on an annualized basis since the end of 1999. Average total loans for the quarter ended September 30, 2000 increased 11.2% compared to the same period of 1999. Average total loans for the nine months ended September 30 were $37.1 billion, or 11.0% greater than the average for the first nine months of 1999.

  Management has emphasized increasing the commercial and consumer loan portfolios at a faster rate than mortgage loans in order to improve the profitability of the overall loan portfolio. BB&T acquired a number of community banks and thrift institutions in recent years, which resulted in a significant percentage of the consolidated loan portfolio being composed of mortgages. Through the use of securitization programs and the sale of fixed-rate mortgage loan originations, combined with BB&T's commercial and consumer lending focus, the mix of the loan portfolio has changed in recent periods compared to prior years. Also, higher mortgage rates during 2000 have slowed mortgage lending substantially compared to 1999, although the pace of mortgage loan originations increased during the third quarter. The loan portfolio now includes a higher percentage of commercial and consumer loans and lower percentage of mortgage loans compared to prior years. Average mortgage loans decreased 3.9% during the first nine months of 2000 compared to the same period of 1999 and represented 20.3% of average total loans at September 30, 2000, compared to 23.4% a year ago. Average commercial loans, including lease receivables, increased 16.1% during the first nine months of 2000 compared to 1999, and now compose 51.9% of the loan portfolio. Average consumer loans, which includes sales finance, revolving credit and direct retail, increased 14.7% for the nine months ended September 30, 2000 compared to the same period in 1999 and compose the remaining 27.8% of average loans.

  Similar growth trends are also evident in the average balances for the third quarter of 2000, except that average mortgage loans actually increased compared to the third quarter of 1999. Average total loans were $38.0 billion, an increase of 11.2% compared to the third quarter of 1999. Average commercial loans and leases increased 14.4% in the third quarter of 2000 to a total of $19.8 billion; average consumer loans increased 12.3% to total $10.5 billion; while average mortgage loans increased 2.5% to a balance of $7.7 billion compared to the third quarter of 1999.

  The growth rates of average loans for the third quarter of 2000 include the full effect of loan portfolios held by companies that were acquired during 1999 and accounted for as purchases. Also, the securitization of $304.8 million of mortgage loans during 1999 and $747.1 million in 2000 affected the reported growth in average mortgage loans. During 1999, loans totaling $414.1 million were acquired through the purchase of Matewan

Bancshares, Inc. ("Matewan") and $75.9 million in loans were added as a result of Premier Bancshares, Inc.'s acquisition of Farmers and Merchants Bank. Excluding the effect of these purchase accounting transactions and the loan securitizations, average "internal" loan growth for the three months ended September 30, 2000, was 12.8% compared to the third quarter of 1999. Excluding the effects of purchase accounting transactions and loan securitizations, average mortgage loans, including loans held for sale, increased 13.0%, commercial loans grew 13.9%, and consumer loans increased 10.4% in the third quarter of 2000 compared to 1999.

  The change in loan mix to a higher percentage of commercial and consumer loans, the growth of the overall loan portfolio and the increase in the yield of the portfolio, from 8.82% in the third quarter and 8.74% in the first nine months of 1999 to 9.44% in the third quarter and 9.28% in the first nine months of 2000, resulted in a 19.2% increase in interest income from loans and leases in the current quarter and a 18.2% increase in interest income from loans and leases during the first nine months of 2000 compared to the 1999 periods. The average annualized fully taxable equivalent ("FTE") yields on commercial, consumer and mortgage loans for the first nine months of 2000 were 9.45%, 10.10%, and 7.71%, respectively, resulting in an average yield on the total loan portfolio of 9.28%. This reflects an increase of 54 basis points over the 8.74% earned on total average loans during the first nine months of 1999. The increase in yields during 2000 resulted from generally higher interest rates prevalent in the debt markets, including a higher average prime rate, compared to 1999. During the three months ended September 30, 2000, the prime rate, which is the basis for pricing many commercial and consumer loans, averaged 9.50%, compared to 8.15% for the comparable period of 1999. For the first nine months of 2000, the prime rate averaged 9.10%, compared to 7.87% during the first nine months of 1999.

Securities

  Securities available for sale totaled $13.1 billion at September 30, 2000, an increase of $871.7 million from December 31, 1999. Securities available for sale had net unrealized losses, net of deferred income taxes, of $127.7 million at September 30, 2000, compared to unrealized losses of $309.4 million at December 31, 1999. The significant improvement in the net unrealized losses reflects the impact of a restrucuring of the bond portfolio, and the resulting realization of a substantial portion of these losses. The bond restructuring is discussed in further detail in the following paragraphs. Securities held to maturity totaled $70.0 million, down $334.9 million from year-end 1999. Trading securities totaled $132.5 million, an increase of $39.3 million compared to the balance at December 31, 1999.

  Average total securities for the first nine months totaled $13.4 billion, up 1.7% from the average during the first nine months of 1999. For the third quarter of 2000, average securities totaled $13.5 billion, basically unchanged from the average balance for the third quarter of 1999.

  The annualized FTE yield on the average total securities portfolio for the first nine months of 2000 was 6.88%, an increase of 33 basis points from the yield earned in the first nine months of 1999. The increase in the yield on securities reflects the generally higher interest rate environment that has existed during 2000 compared to 1999 and the positive effects from a restructuring of the securities portfolio during the third quarter, as discussed below.

  During the second and third quarters of 2000, BB&T restructured the available-for-sale securities portfolio. This restructuring was undertaken to improve the overall yield of the portfolio, improve the liquidity and reduce the average duration of the portfolio. BB&T sold $5.9 billion of U.S. Treasuries, obligations of U.S. government agencies and mortgage-backed securities. BB&T incurred approximately $222 million in pretax losses as a result of these sales. The proceeds from these sales were reinvested in higher yielding securities, primarily obligations of U.S. government agencies. The restructuring improved the yield on the restructured portion of the portfolio by 133 basis points, from 6.31% to 7.64%. Management expects to recover the losses incurred over a three-year period through increased interest income generated as a result of the restructuring. As of September 30, 2000, the securities acquired as a part of the restructuring had unrealized pretax gains of $37.5 million.

Other Interest-Earning Assets

  Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $310.9 million at September 30, 2000, a decrease of $122.0 million, or 28.2% compared to December 31, 1999. Interest-bearing deposits with banks declined $55.3 million from December 31, 1999. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets for the first nine months of 2000 was 6.57%, an increase from the 4.77% earned during the first nine months of 1999. The increase in the yield on other interest earning assets is principally the result of the increase in the average Federal funds rate to 6.10% for the first nine months of 2000 compared to 4.87% for the comparable period of 1999.

Other Assets

  BB&T's other noninterest-earning assets, excluding premises and equipment and noninterest bearing cash and due from banks, increased $808.8 million from December 31, 1999 to September 30, 2000. The increase resulted primarily from the purchases of additional bank-owned life insurance, which is used as a funding source for certain post-retirement benefits, at a cost of $500 million. On average, BB&T's investment in bank owned life insurance during the third quarter of 2000 totaled $763.9 million, compared to $230.9 million for the third quarter of 1999. For the first nine months of 2000, the average investment in bank owned life insurance totaled $592.6 million, up from $227.7 million during the first nine months of last year.

Deposits

  Total end of period deposits increased $1.9 billion from December 31, 1999 to September 30, 2000. Average deposits for the first nine months of 2000 increased $2.2 billion, or 6.5%, compared to the first nine months of 1999. The categories of deposits with the highest average rates of growth in 2000 compared to 1999 were: certificates of deposit and other time deposits, which grew $1.4 billion, or 8.5%; money rate savings accounts, including investor deposit accounts, which increased $906.3 million, or 10.5%; and noninterest-bearing deposits, which grew $291.6 million, or 6.3%. The growth realized in these deposit categories was partially offset by declines of $473.3 million, or 14.6%, in savings and interest checking.

  For the third quarter, average deposits increased 7.2%. Average transaction accounts, which include noninterest-bearing deposits, savings, interest checking and money rate savings, totaled $17.2 billion for the third quarter, an increase of 2.8% compared to the third quarter of 1999. Average certificates of deposits and other time deposits for the third quarter totaled $19.2 billion, an increase of 11.4% compared to the third quarter of 1999.

  The growth in average deposits includes the effect of deposits acquired in purchase accounting transactions completed in the latter quarters of 1999. The August 27, 1999 purchase of Matewan resulted in the addition of $575.1 million in deposits, while Farmers and Merchants Bank, which was purchased by Premier on November 5, 1999, accounted for $151.1 million in deposit growth. Excluding the effects of these purchase accounting transactions, average deposits for the nine months ended September 30, 2000 would have increased 5.0% compared to the first nine months of 1999. Excluding purchase accounting, transaction account deposits, which include noninterest-bearing deposits, savings, interest checking and money rate savings, would have increased 3.0%, compared to 4.4% including deposits acquired through purchase accounting transactions. Certificate accounts and other time deposits, including foreign deposits, would have increased 2.5% excluding purchase accounting transactions. For the third quarter, total average deposits, excluding the effects of purchase accounting transactions, would have increased 6.2% compared to the third quarter of 1999.

  The annualized average cost of total interest-bearing deposits for the first nine months of 2000 was 4.68%, an increase of 58 basis points compared to 1999.

Short-Term Borrowed Funds

  The growth in loans, securities and other assets in recent years have exceeded the growth of total deposits. As a result, cost-effective alternative funding sources, such as Federal Home Loan Bank ("FHLB") advances, master notes, purchases of Federal funds and sales of securities under repurchase agreements have been increasingly utilized to support balance sheet growth.

  At September 30, 2000, short-term borrowed funds totaled $6.7 billion, a decrease of $1.3 billion, or 16.0%, compared to December 31, 1999. For the third quarter of 2000, average short-term borrowed funds totaled $5.8 billion, a decrease of $920.1 million, or 13.8%, from the comparable period of 1999. For the nine months ended September 30, 2000, average short-term borrowed funds totaled $6.7 billion, an increase of $636.6 million, or 10.5%, compared to the first nine months of 1999.

  The average annualized rate paid on short-term borrowed funds was 6.31% for the third quarter of 2000, an increase of 134 basis points from the average rate of 4.97% paid in the third quarter of 1999. For the nine months ended September 30, 2000, the cost of average short-term borrowed funds was 5.90%, compared to 4.80% for the first nine months of last year. The increase in the cost of short-term borrowed funds results from the higher interest rate environment during 2000, which included a 135 basis point increase in the quarterly average Federal funds rate and a 123 basis point increase in the year-to-date average Federal funds rate.

Long-Term Debt

  Long-term debt consists primarily of FHLB advances, medium term bank notes and corporate subordinated debt. These borrowings are relatively cost-effective funding sources and provide BB&T with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term debt totaled $8.3 billion at September 30, 2000, an increase of $2.3 billion, or 37.4%, from the balance at December 31, 1999. Long-term debt averaged $8.2 billion in the third quarter of 2000, an increase of $1.9 billion, or 29.4%, compared to the third quarter of 1999. For the first nine months of 2000, average long-term debt totaled $6.9 billion, an increase of $984.4 million, or 16.5%, compared to the prior year. Long-term debt has been utilized for a variety of funding needs, including the repurchase of common stock in conjunction with certain acquisitions. The substantial increase in long-term borrowings during the year reflects the funding to support investments and loan growth.

Asset Quality

  BB&T's asset quality, as measured by relative levels of nonperforming assets and net charge-offs, has remained excellent compared to published industry averages. Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $159.3 million at September 30, 2000, compared to $152.6 million at December 31, 1999. Nonperforming assets, as a percentage of loan-related assets, were .41% at September 30, 2000, compared to .43% at December 31, 1999. Loans 90 days or more past due and still accruing interest totaled $74.9 million compared to $60.0 million at year-end 1999.

  BB&T's net charge-offs totaled $21.7 million for the third quarter and amounted to .23% of average loans and leases, on an annualized basis, compared to $23.4 million, or .27% of average loans and leases, in the corresponding period in 1999. For the nine months ended September 30, 2000, net charge-offs totaled $64.2 million, or .23% of average loans and leases, compared to $59.2 million, or .24% of average loans and leases, in 1999.

  The allowance for loan and lease losses was $505.6 million, or 1.32% of loans and leases, at September 30, 2000, compared to $477.3 million, or 1.33% of loans and leases, at December 31, 1999. The allowance has declined slightly as a percentage of the loan portfolio during 2000, reflecting the continued positive overall asset quality trends.

  The provision for loan and lease losses for the third quarter of 2000 was $38.2 million, compared to $24.4 million in the comparable quarter of 1999. For the nine months, the provision for loan and lease losses totaled $92.4 million compared to $74.4 million in 1999. The increased provisions during 2000 were necessary to cover the net charge-offs, to maintain the allowance at a level considered adequate to absorb losses inherent in the loan portfolio at the balance sheet date given the growth in the loan portfolio, and to provide additional provisions for acquired entities to align their collection and charge-off policies and procedures with those of BB&T.

  Asset quality statistics for the last five calendar quarters are presented in the accompanying table.

                            ASSET QUALITY ANALYSIS
                            (Dollars in thousands)

                                       For the Three Months Ended
                              ------------------------------------------------
                              9/30/00   6/30/00   3/31/00   12/31/99  9/30/99
                              --------  --------  --------  --------  --------
Allowance For Loan & Lease
 Losses
 Beginning balance........... $489,067  $484,441  $477,296  $467,106  $458,689
 Allowance for acquired
  loans......................       --        --        --     1,120     7,473
 Provision for loan and lease
  losses.....................   38,200    27,914    26,317    40,032    24,352
 Net charge-offs.............  (21,691)  (23,288)  (19,172)  (30,962)  (23,408)
                              --------  --------  --------  --------  --------
  Ending balance............. $505,576  $489,067  $484,441  $477,296  $467,106
                              ========  ========  ========  ========  ========
Risk Assets
 Nonaccrual loans and
  leases..................... $124,276  $122,559  $117,607  $118,975  $104,086
 Foreclosed real estate......   18,535    16,044    17,679    17,015    20,902
 Other foreclosed property...   16,042    13,694    16,105    14,879    12,044
 Restructured loans..........      445       501     1,471     1,681     1,951
                              --------  --------  --------  --------  --------
  Total nonperforming
   assets.................... $159,298  $152,798  $152,862  $152,550  $138,983
                              ========  ========  ========  ========  ========
 Loans 90 days or more past
  due and still accruing..... $ 74,922  $ 62,602  $ 48,668  $ 59,974  $ 57,215
                              ========  ========  ========  ========  ========
Asset Quality Ratios
 Nonaccrual loans and leases
  as a percentage of total
  loans and leases*..........      .32%      .33%      .33%      .34%      .30%
 Total nonperforming assets
  as a percentage of:
  Total assets...............      .28       .28       .28       .29       .27
  Loans and leases plus
   foreclosed property*......      .41       .41       .42       .43       .40
 Annualized net charge-offs
  as a percentage of average
  loans and leases*..........      .23       .25       .21       .35       .27
 Allowance for loan and lease
  losses as a percentage of
  loans and leases*..........     1.32      1.30      1.33      1.33      1.34
 Ratio of allowance for loan
  and lease losses to:
  Net charge-offs............     5.86x     5.22x     6.28x     3.89x     5.03x
  Nonaccrual and restructured
   loans and leases..........     4.05      3.97      4.07      3.96      4.41

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

  The majority of assets and liabilities of financial institutions are monetary in nature and differ greatly from most commercial and industrial companies that have significant investments in fixed assets and inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System ("FRB") to regulate the availability and cost of credit have a greater effect on a financial institution's profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, BB&T is positioned to respond to changing interest rates and inflationary trends.

  Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T's interest sensitivity by means of a computer model that incorporates the current volumes, average rates and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios of projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, however, it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap.

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

  The following table represents the interest sensitivity of BB&T as of September 30, 2000. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets; cash flows and maturities of derivative financial instruments; changes in market conditions, loan and deposit volumes and pricing; customer preferences; and capital plans. This tabular data does not reflect the impact of any changes in the credit quality of BB&T's assets. In an attempt to quantify the potential change in net interest income given hypothetical changes in interest rates, various interest rate scenarios are applied to projected balances of assets and liabilities incorporating the projected effect of maturities and repricing opportunities. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

                   INTEREST SENSITIVITY SIMULATION ANALYSIS

                                                                                Annualized
                                                                               Hypothetical
                     Interest Rate Scenario                                     Percentage
                 ---------------------------------                              Change in
                 Change in                  Prime                              Net Interest
                 Prime Rate                 Rate                                  Income
                 ----------                 -----                              ------------
                 +3.00%                     12.50%                                -2.09%
                 +1.50                      11.00                                 -1.63
                 -1.50                       8.00                                  1.21
                 -3.00                       6.50                                  1.18

  Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over three months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At September 30, 2000, the sensitivity of BB&T's net interest income to changes in interest rates was within management's targets, as illustrated in the accompanying table.

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

BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Accordingly, the amount of off-balance sheet credit risk to which BB&T is exposed at any time is immaterial. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T's off-balance sheet credit risk exposure at September 30, 2000 was immaterial.

  Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risks. On September 30, 2000, BB&T had outstanding interest rate swaps, caps, floors and collars outstanding with notional amounts totaling $1.8 billion. The estimated fair value of open contracts used for risk management purposes reflected net unrealized gains of $5.9 million at September 30, 2000.

  BB&T uses derivative contracts as synthetic instruments to hedge specified assets or groups of assets, liabilities or groups of liabilities, forward commitments and anticipated transactions. BB&T's derivatives are primarily used to hedge specific assets or groups of assets, specific liabilities or groups of liabilities, forward commitments and anticipated transactions. BB&T's derivatives are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and floating rate notes. These hedges resulted in a $2.0 million increase in net interest income in the third quarter of 2000 compared to an increase of $.6 million in the comparable period of 1999. For the nine months, hedge activity resulted in a $5.6 million increase in net interest income compared to a prior year reduction in net interest income of $2.2 million.

  SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. The following tables set forth certain information concerning BB&T's interest rate swaps, caps, floors and collars at September 30, 2000:

                 INTEREST RATE SWAPS, CAPS, FLOORS AND COLLARS
                              September 30, 2000
                            (Dollars in thousands)

                               Notional     Receive                Net Unrealized
Type                            Amount       Rate       Pay Rate   Gains (Losses)
----                          ----------  ----------- ------------ --------------
Receive fixed swaps.........  $1,423,000        7.32%       7.12%    $      931
Pay fixed swaps.............     253,036        6.69        5.55          4,933
Caps, floors & collars......      76,050          --          --             --
                              ----------   ---------    --------     ----------
  Total.....................  $1,752,086        6.91%       6.58%    $    5,864
                              ==========   =========    ========     ==========

                               Receive
                                Fixed         Pay     Caps, Floors
Year-to-date Activity           Swaps     Fixed Swaps  & Collars       Total
---------------------         ----------  ----------- ------------ --------------
Balance, December 31, 1999..  $  945,000   $ 644,361    $112,250     $1,701,611
Additions...................     948,000      14,100      28,800        990,900
Maturities/amortizations....    (470,000)   (405,425)    (65,000)      (940,425)
                              ----------   ---------    --------     ----------
Balance, September 30,
 2000.......................  $1,423,000   $ 253,036    $ 76,050     $1,752,086
                              ==========   =========    ========     ==========

                               One Year     One to       After
Maturity Schedule*             or Less    Five Years   Five Years      Total
------------------            ----------  ----------- ------------ --------------
Receive fixed swaps.........  $  550,000   $ 530,000    $343,000     $1,423,000
Pay fixed swaps.............          --     219,512      33,524        253,036
Caps, floors & collars......          --      76,050          --         76,050
                              ----------   ---------    --------     ----------
  Total.....................  $  550,000   $ 825,562    $376,524     $1,752,086
                              ==========   =========    ========     ==========

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

  Total shareholders' equity was $4.3 billion at September 30, 2000 and $4.1 billion at December 31, 1999. BB&T's book value per common share at September 30, 2000 was $10.90 compared to $10.19 at December 31, 1999.

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

  BB&T's capital adequacy ratios for the last five quarters are presented in the accompanying table:

                            CAPITAL ADEQUACY RATIOS

                                                  2000                1999
                                         ----------------------- ---------------
                                          Third  Second   First  Fourth   Third
                                         Quarter Quarter Quarter Quarter Quarter
                                         ------- ------- ------- ------- -------
   Risk-based capital ratios:
    Tier 1 capital......................   9.3%   10.0%   10.1%    9.9%   10.1%
    Total capital.......................  12.1    12.9    13.3    13.2    13.4
   Tier 1 leverage ratio................   6.9     7.2     7.3     7.1     7.0

ANALYSIS OF RESULTS OF OPERATIONS

  Net income for the third quarter of 2000 totaled $49.3 million, a decrease of 71.7% compared to the $173.8 million earned during the comparable quarter of 1999. On a diluted per share basis, earnings for the three months ended September 30, 2000 were $.12, compared to $.43 for the same period in 1999, a decrease of 72.1%. BB&T's operating results for the third quarter of 2000 produced an annualized return on average assets of .35% and an annualized return on average shareholders' equity of 4.44% compared to prior year ratios of 1.33% and 17.38%, respectively.

  BB&T's earnings for the third quarter of 2000 was adversely affected by costs primarily associated with consummating the merger with One Valley, converting the systems of previously acquired institutions, and losses incurred as a result of the previously discussed bond portfolio restructuring. During the third quarter of 2000, BB&T incurred $57.9 million in after-tax merger-related charges. Charges related to the One Valley merger included professional fees, costs in connection with the reduction of staffing levels, early retirement packages and other personnel-related expenses, losses related to facilities and equipment write-offs, an additional provision for loan and lease losses to align the collection and charge-off policies and procedures with those of BB&T. Also included were costs to convert the systems of previously acquired institutions and $117.8 million in after-tax losses related to the restructuring of the bond portfolio discussed in "Securities" above.

  For the nine months ended September 30, 2000, BB&T incurred $98.0 million in after-tax merger-related charges and $143.5 million in after-tax losses from restructuring the bond portfolios of BB&T and One Valley. During the first nine months of 1999, BB&T incurred $30.1 million in after-tax merger-related charges associated primarily with the acquisitions of MainStreet Financial Corporation, Mason-Dixon Bancshares and First Citizens Corporation. Of these costs, $19.7 million, relating primarily to these same mergers, were incurred in the third quarter of 1999.

  Excluding the effect of the bond restructuring losses and the merger-related charges on 2000 and 1999 operating results, BB&T would have had net income for the third quarter of 2000 totaling $225.0 million, an increase of 16.3% over the $193.5 million that would have been earned during the third quarter of 1999. On a diluted per share basis, earnings for the three months ended September 30, 2000, excluding merger charges and bond losses, were $.56, compared to $.48 for the same period in 1999, an increase of 16.7%. BB&T's recurring operating results for the third quarter of 2000 produced an annualized return on average assets of 1.61% and an annualized return on average shareholders' equity of 20.25% compared to prior year ratios of 1.49% and 19.35%, respectively.

  FTE net interest income increased 4.1% during the third quarter and 6.3% for the nine months due to solid growth in average loans, greater overall returns on the loan and securities portfolio and a more profitable mix of loans. Fluctuations in net interest income, noninterest income and noninterest expenses will be further discussed in the following paragraphs.

                            PROFITABILITY MEASURES*

                                  2000                1999
                         ----------------------- ---------------
                          Third  Second   First  Fourth   Third
                         Quarter Quarter Quarter Quarter Quarter
                         ------- ------- ------- ------- -------
Return on average
 assets.................   1.61%   1.57%   1.56%   1.50%   1.49%
Return on average
 equity.................  20.25   20.12   20.13   19.19   19.35
Net interest margin.....   4.16    4.20    4.24    4.28    4.26
Fee income ratio
 (taxable equivalent)...   31.9    31.7    30.9    29.9    30.3
Efficiency ratio
 (taxable equivalent)...   51.3    53.1    53.2    53.8    54.6

--------
* Table excludes securities gains (losses), foreclosed property expense and nonrecurring items.

Net Interest Income and Net Interest Margin

  Net interest income on an FTE basis was $538.7 million for the third quarter of 2000 compared to $517.6 million for the same period in 1999, a 4.1% increase. For the three months ended September 30, 2000, average earning assets increased $3.3 billion, or 6.8%, compared to the same period of 1999, while average interest-bearing liabilities increased by $3.2 billion, or 7.5%, and the net interest margin decreased from 4.26% in the third quarter of 1999 to 4.16% in the current quarter. The ten basis point decline in the net interest margin was primarily the result of increased costs of interest-bearing deposits and borrowed funds, as well as the previously mentioned investments in bank owned life insurance products, which add to the cost of funds, but produce revenue that is classified as noninterest income. These additional investments resulted in a decline in the quarterly net interest margin of approximately 8 basis points.

  For the nine months ended September 30, 2000, FTE net interest income increased 6.3%. Over the first nine months of 2000, average interest earning assets increased $3.8 billion, or 8.0%, while interest-bearing liabilities increased $3.5 billion, or 8.5%, compared to the first nine months of 1999. The net interest margin for the nine months ended September 30, 2000, was 4.20%, down from 4.27% in the first nine months of 1999. The decrease in net interest margin resulted from the same factors that affected the third quarter results.

  The following tables set forth the major components of net interest income and the related yields for the third quarter and first nine months of 2000 compared to the same periods in 1999 and the variances between the periods caused by changes in interest rates versus changes in volumes.

                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
            For the Three Months Ended September 30, 2000 and 1999

                                  Average Balances     Yield/Rate      Income/Expense                Change due to
                               ----------------------- ------------  -------------------  Increase  -----------------
                                  2000        1999     2000   1999      2000      1999   (Decrease)  Rate     Volume
                               ----------- ----------- -----  -----  ---------- -------- ---------- -------  --------
                                                Fully Taxable Equivalent--(Dollars in thousands)
Assets
Securities(1):
 U.S. Treasury, government
 and other(5)................  $12,528,056 $12,819,041  7.23%  6.49% $  226,328 $208,082  $ 18,246  $23,098  $ (4,852)
 States and political
 subdivisions................      951,816     995,459  7.50   7.60      17,853   18,920    (1,067)    (239)     (828)
                               ----------- ----------- -----  -----  ---------- --------  --------  -------  --------
 Total securities(5).........   13,479,872  13,814,500  7.25   6.51     244,181  227,002    17,179   22,859    (5,680)
Other earning assets(2)......      269,495     499,254  7.50   4.80       5,084    6,038      (954)   2,529    (3,483)
Loans and leases, net of
unearned income(1)(3)(4)(5)..   37,970,855  34,133,559  9.44   8.82     900,423  757,455   142,968   56,559    86,409
                               ----------- ----------- -----  -----  ---------- --------  --------  -------  --------
 Total earning assets........   51,720,222  48,447,313  8.86   8.13   1,149,688  990,495   159,193   81,947    77,246
                               ----------- ----------- -----  -----  ---------- --------  --------  -------  --------
 Non-earning assets..........    3,859,313   3,219,292
                               ----------- -----------
  Total assets...............  $55,579,535 $51,666,605
                               =========== ===========
Liabilities and Shareholders'
Equity
Interest-bearing deposits:
 Savings and interest-
 checking....................  $ 2,486,434 $ 3,120,399  1.60   1.86      10,013   14,619    (4,606)  (1,880)   (2,726)
 Money rate savings..........    9,774,421   8,892,400  3.79   2.98      93,044   66,741    26,303   19,202     7,101
 Other time deposits.........   19,216,597  17,251,262  6.01   5.11     290,140  222,236    67,904   40,838    27,066
                               ----------- ----------- -----  -----  ---------- --------  --------  -------  --------
 Total interest-bearing
 deposits....................   31,477,452  29,264,061  4.97   4.12     393,197  303,596    89,601   58,160    31,441
Short-term borrowed funds....    5,756,069   6,676,203  6.31   4.97      91,328   83,576     7,752   20,323   (12,571)
Long-term debt...............    8,173,862   6,316,154  6.17   5.41     126,512   85,758    40,754   13,450    27,304
                               ----------- ----------- -----  -----  ---------- --------  --------  -------  --------
 Total interest-bearing
 liabilities.................   45,407,383  42,256,418  5.36   4.44     611,037  472,930   138,107   91,933    46,174
                               ----------- ----------- -----  -----  ---------- --------  --------  -------  --------
 Noninterest-bearing
 deposits....................    4,948,690   4,727,917
 Other liabilities...........      804,884     714,964
 Shareholders' equity........    4,418,578   3,967,306
                               ----------- -----------
  Total liabilities and
  shareholders' equity.......  $55,579,535 $51,666,605
                               =========== ===========
Average interest rate
spread.......................                           3.50   3.69
Net yield on earning assets..                           4.16%  4.26% $  538,651 $517,565  $ 21,086  $(9,986) $ 31,072
                                                       =====  =====  ========== ========  ========  =======  ========
Taxable equivalent
adjustment...................                                        $   28,286 $ 25,620
                                                                     ========== ========

----
(1) Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5) Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.

                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
             For the Nine Months Ended September 30, 2000 and 1999

                             Average Balances     Yield/Rate       Income/Expense                  Change due to
                          ----------------------- ------------  ---------------------  Increase  ------------------
                             2000        1999     2000   1999      2000       1999    (Decrease)   Rate     Volume
                          ----------- ----------- -----  -----  ---------- ---------- ---------- --------  --------
                                             Fully Taxable Equivalent--(Dollars in thousands)
Assets
Securities(1):
 U.S. Treasury,
 government and
 other(5)...............  $12,382,596 $12,202,336  6.83%  6.46% $  634,299 $  591,427  $ 42,872  $ 34,057  $  8,815
 States and political
 subdivisions...........      977,820     937,842  7.53   7.67      55,215     53,922     1,293      (974)    2,267
                          ----------- ----------- -----  -----  ---------- ----------  --------  --------  --------
 Total securities(5)....   13,360,416  13,140,178  6.88   6.55     689,514    645,349    44,165    33,083    11,082
Other earning
assets(2)...............      324,560     450,516  6.57   4.77      15,975     16,077      (102)    5,115    (5,217)
Loans and leases, net of
unearned
income(1)(3)(4)(5)......   37,099,461  33,418,166  9.28   8.74   2,577,125  2,186,848   390,277   137,593   252,684
                          ----------- ----------- -----  -----  ---------- ----------  --------  --------  --------
 Total earning assets...   50,784,437  47,008,860  8.63   8.09   3,282,614  2,848,274   434,340   175,791   258,549
                          ----------- ----------- -----  -----  ---------- ----------  --------  --------  --------
 Non-earning assets.....    3,576,861   3,257,727
                          ----------- -----------
 Total assets...........  $54,361,298 $50,266,587
                          =========== ===========
Liabilities and
Shareholders' Equity
Interest-bearing
deposits:
 Savings and interest-
 checking...............  $ 2,774,643 $ 3,247,926  1.69   1.88      35,091     45,744   (10,653)   (4,389)   (6,264)
 Money rate savings.....    9,573,843   8,667,572  3.55   2.90     254,719    187,959    66,760    45,703    21,057
 Other time deposits....   18,440,684  17,000,937  5.71   5.14     788,085    653,912   134,173    76,145    58,028
                          ----------- ----------- -----  -----  ---------- ----------  --------  --------  --------
 Total interest-bearing
 deposits...............   30,789,170  28,916,435  4.68   4.10   1,077,895    887,615   190,280   117,459    72,821
Short-term borrowed
funds...................    6,681,733   6,045,154  5.90   4.80     295,067    216,928    78,139    53,647    24,492
Long-term debt..........    6,943,975   5,959,604  6.00   5.41     312,394    241,435    70,959    28,168    42,791
                          ----------- ----------- -----  -----  ---------- ----------  --------  --------  --------
 Total interest-bearing
 liabilities............   44,414,878  40,921,193  5.07   4.40   1,685,356  1,345,978   339,378   199,274   140,104
                          ----------- ----------- -----  -----  ---------- ----------  --------  --------  --------
Noninterest-bearing
deposits................    4,916,887   4,625,242
Other liabilities.......      774,305     695,708
Shareholders' equity....    4,255,228   4,024,444
                          ----------- -----------
 Total liabilities and
 shareholders' equity...  $54,361,298 $50,266,587
                          =========== ===========
Average interest rate
spread..................                           3.56   3.69
Net yield on earning
assets..................                           4.20%  4.27% $1,597,258 $1,502,296  $ 94,962  $(23,483) $118,445
                                                  =====  =====  ========== ==========  ========  ========  ========
Taxable equivalent
adjustment..............                                        $   76,971 $   71,933
                                                                ========== ==========

----
(1) Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5) Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.

Noninterest Income

  Noninterest income for the three months ended September 30, 2000, was $72.0 million compared to $222.6 million for the same period in 1999, a decrease of 67.7%. Excluding the bond losses discussed previously, noninterest income would have totaled $252.4 million for the third quarter of 2000, an increase of 12.7% compared to 1999. Excluding purchase accounting transactions and the bond losses, noninterest income would have increased 9.2% in the third quarter compared to the third quarter of 1999.

  Noninterest income as a percentage of net interest income plus noninterest income, or the "fee income ratio", was 31.9% for the third quarter of 2000, compared to 30.3% in the third quarter of 1999. For the nine months, noninterest income, excluding nonrecurring items and bond losses, totaled $734.9 million, an increase of $81.8 million, or 12.5%, compared to 1999. The fee income ratio for the first nine months of 2000 was 31.5% compared to 30.4% for the first nine months of 1999.

  Service charges on deposits totaled $69.2 million for the third quarter of 2000, an increase of $8.2 million, or 13.4%, compared to the third quarter of 1999. For the nine months, service charges on deposits totaled $196.4 million, an increase of 10.0% compared to the first nine months of 1999. The largest components of the growth within service charges on deposits included account analysis fees on commercial transaction accounts, service charges on demand deposit accounts and NSF and overdraft charges on personal and commercial accounts, as well as higher transaction volume. Also, in June 2000, a new rate schedule for deposit-related services became effective.

  Trust income totaled $20.3 million for the current quarter, an increase of $2.3 million, or 12.9%, compared to the same period a year ago. The increase in trust income reflects a record quarter of institutional trust sales, as well as healthy growth in personal and corporate trust fees compared to 1999. Assets under management totaled $15.4 billion at September 30, 2000, up from $14.4 billion at September 30, 1999. For the nine months, trust income totaled $58.4 million, an increase of $6.4 million, or 12.3%, compared to the same period in 1999. The full year growth principally resulted from the same factors that created the quarterly increase.

  Investment banking and brokerage fees and commissions totaled $36.5 million during the third quarter of 2000, a decrease of $1.6 million, or 4.2%, compared to the third quarter of 1999. The decrease resulted from a $3.5 million decline in trading income and fee income at BB&T's full-service brokerage operation, partially offset by higher commission revenue generated by BB&T's limited service brokerage subsidiary. For the nine months, investment banking and brokerage fees and commissions totaled $123.3 million, an increase of 34.8% compared to the same period in 1999. This significant increase was primarily the result of the timing of the acquisition of Scott & Stringfellow, which was completed on March 26, 1999. This acquisition was accounted for as a purchase; therefore, its operating results were only included in BB&T's accounts in periods following the acquisition.

  Agency insurance commissions totaled $34.3 million for the third quarter of 2000, an increase of $13.7 million, or 66.3%, compared to the same three-month period of 1999. This substantial growth in revenue resulted from the purchase of additional agencies during 1999 and 2000, internal growth in property and casualty insurance commissions, which increased $4.3 million, life insurance commissions, up $1.4 million, and increased contingent insurance commissions, group health and other fees, up a collective $5.4 million. Excluding the effects of purchase accounting transactions, agency insurance commissions for the third quarter of 2000 would have increased 36.0% compared to 1999. For the nine months, agency insurance commissions totaled $94.7 million, an increase of $40.1 million, or 73.5%. Excluding purchase accounting transactions, growth in agency insurance commissions for the nine months would have been 42.6%. The increase in year-to-date revenue was produced by similar growth in the types of commissions outlined above.

  Income from mortgage banking activities totaled $24.2 million for the third quarter of 2000, a decrease of $13.3 million, or 35.4%, from the same period of 1999. This decline resulted from losses on sales of mortgage loans totaling $15.4 million, lower origination fees compared to 1999, and the recapture in 1999 of $5 million in valuation allowances related to capitalized mortgage servicing rights. The recapture of valuation allowances during the 1999 period, which were established in 1998, resulted from a slowing in prepayment speeds related to the mortgage loans underlying the capitalized servicing rights. For the nine months ended September 30, 2000, mortgage banking income totaled $76.6 million, a decrease of $57.3 million, or 42.8%, compared to 1999, principally due to lower mortgage loan originations during 2000 and the recapture in 1999 of $13 million in valuation allowances related to mortgage servicing rights established in 1998.

  Other nondeposit fees and commissions totaled $37.5 million for the third quarter of 2000, an increase of $7.4 million, or 24.5%, compared to the three months ended September 30, 1999. The principal drivers of the increase were: income from the outsourcing of official checks, which added $1.9 million to revenue for the quarter; ATM network fees and debit card income, which increased $1.6 million; and debit card interchange fees, which were up $1.9 million. For the nine months, other nondeposit fees and commissions totaled $103.4 million, up $14.2 million, or 15.9%, compared to 1999. The increase was created by similar growth in the types of commission and fee income that affected the quarterly increase.

  Other income totaled $27.5 million for the quarter, an increase of $12.0 million, or 78.1%, compared to the third quarter of 1999. Included in this total is the cash value buildup of bank-owned life insurance, which increased $8.7 million as a result of additional purchases during 2000. BB&T also recorded $3.4 million in fee income from termination of Federal Home Loan Bank advances. For the nine months, other income totaled $72.4 million, an increase of $26.7 million, or 58.5%, compared to 1999. The increase in revenues during the nine months was principally the result of the income items that favorably affected the third quarter.

Noninterest Expense

  Noninterest expenses totaled $479.0 million for the third quarter of 2000 compared to $433.6 million for the same period a year ago, an increase of 10.5%. Noninterest expense for the third quarter of 2000 includes $72.5 million of nonrecurring expenses principally associated with the acquisition of One Valley. Excluding these costs, noninterest expenses would have totaled $406.5 million, basically unchanged from the noninterest expenses incurred in the third quarter of 1999. Excluding the effects of business combinations accounted for as purchases that were completed in 1999, and the aforementioned merger-related expenses, noninterest expenses for the third quarter of 2000 would have actually decreased 2.4% from the comparable period of 1999. For the nine months ended September 30, 2000, noninterest expense totaled $1.4 billion, an increase of $144.9 million, or 12.0%, compared to the first nine months of 1999. Excluding $129.0 million in nonrecurring charges from 2000 and $43.1 million of similar merger-related charges from 1999, noninterest expenses would have increased 5.0%. Excluding these charges and the effect of acquisitions accounted for as purchases, noninterest expense for the first nine months of 2000 would have decreased less than 1% compared to 1999.

  BB&T's efficiency ratio (noninterest expenses, excluding the nonrecurring expenses referred to above and costs related to foreclosed assets, as a percentage of FTE net interest income plus noninterest income excluding securities gains and losses) improved to 51.3% for the third quarter of 2000 compared to 54.6% for the third quarter of 1999. For the nine months, the efficiency ratio improved to 52.6% compared to 54.0% in 1999.

  Personnel expense, the largest component of noninterest expense, was $238.6 million for the third quarter of 2000 compared to $218.2 million for the same period in 1999, an increase of $20.4 million, or 9.3%. These amounts include merger-related costs of $17.2 million in the third quarter of 2000. Excluding the merger-related charges, personnel expense in the 2000 quarter would have increased $6.5 million, or 3.0%, from the 1999 period. This growth included the effect of acquisitions completed in the fourth quarter of 1999 and 2000 that were accounted for as purchases. Excluding the effects of the merger-related charges and the purchase acquisitions, personnel expense for the third quarter of 2000 would have increased $2.3 million, or 1.1%, over the third quarter of 1999. This increase was primarily the result of a 4% average annual salary adjustment, higher social security taxes, staff relocation expenses, fringe benefits and 401(k) plan contributions. For the nine months, personnel expense totaled $700.0 million, an increase of $81.2 million, or 13.1%, compared to 1999. Excluding nonrecurring charges, personnel expense for the first nine months of 2000 would have increased 9.7% compared to 1999. Excluding nonrecurring charges and purchase accounting transactions, personnel expense would have increased only 3.7% for the reasons outlined above.

  Occupancy and equipment expense for the three months ended September 30, 2000, totaled $70.9 million, an increase of $7.3 million, or 11.5%, compared to 1999. These amounts include merger-related charges of $8.3 million in the third quarter of 2000. Excluding the merger-related charges, occupancy and equipment expense would have been basically unchanged compared to the 1999 period. For the nine months, occupancy and equipment expense totaled $201.7 million, an increase of $17.4 million, or 9.5%. Excluding nonrecurring merger-related charges, occupancy and equipment expense would have increased $5.5 million, or 3.1%. This increase was principally the result of higher rent expenses for both the quarter and the nine months.

  The amortization of intangible assets and mortgage servicing rights totaled $20.0 million for the three months ended September 30, 2000, a decrease of $206,000, or 1.0%, from the amount incurred in the third quarter of 1999. This decrease was the result of a $2.0 million decline in mortgage servicing rights amortization. The majority of the reduction in the amortization of mortgage servicing rights resulted from lower volumes of loan prepayments in 2000 compared to the third quarter of 1999. BB&T amortizes the full amount of any unamortized capitalized mortgage servicing rights associated with the prepaid loan in the period the prepayment occurs. As mortgage rates have increased during 2000, loan prepayments have significantly decreased, and the accelerated amortization of mortgage servicing rights has substantially decreased compared to 1999. This decrease in the amortization of mortgage servicing was largely offset by a $1.8 million increase in amortization of goodwill and other intangibles, due to acquisitions consummated using purchase accounting. Total goodwill and other intangibles, including mortgage servicing rights, have increased from $848.2 million at September 30, 1999, to $908.4 million at September 30, 2000. For the nine months ended September 30, 2000, amortization of intangibles and mortgage servicing rights totaled $59.5 million, a decrease of $251,000, or less than one percent, compared to 1999.

  Other noninterest expenses for the third quarter of 2000 totaled $149.7 million, an increase of $18.0 million, or 13.6%, compared to 1999. These amounts include merger-related costs of $47.0 million in the third quarter of 2000. Excluding these costs, other noninterest expenses for the three months ended September 30, 2000 would have decreased $6.1 million, or 5.9%, from the comparable 1999 period. This decrease is entirely related to lower professional services expenses, which were elevated in 1999 because of costs associated with BB&T's Year 2000 readiness program, and lower advertising and public relations expenses. For the nine months ended September 30, 2000, other expense totaled $395.9 million, an increase of $46.5 million, or 13.3%. Excluding nonrecurring charges from both 2000 and 1999, other expense would have decreased $5.7 million, or 1.8%, compared to last year.

Provision for Income Taxes

  The provision for income taxes totaled $15.9 million for the third quarter of 2000, a decrease of $67.0 million, or 80.9%, compared to the third quarter of 1999. For the first nine months of 2000, the provision for income taxes totaled $183.2 million, a decrease of $73.6 million, or 28.6%, compared to 1999. Excluding the tax benefits associated with the merger-related charges from 2000 and 1999 and bond losses from 2000, the provision for income taxes would have been $107.3 million during the third quarter and $311.7 million for the nine months ended September 30, 2000. These amounts represent increases of $15.5 million, or 16.8%, compared to the third quarter of 1999, and an increase of $40.5 million, or 14.9%, compared to the first nine months of 1999. Excluding the effect of nonrecurring items on pretax income and the income tax provision, BB&T's effective income tax rate was 32.3% for the third quarter and 32.7% for the first nine months of 2000 compared to effective tax rates of 32.2% for the third quarter of 1999 and 32.3% for the first nine months of 1999.

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

  (b) Current Reports on Form 8-K during and following the quarter ended September 30, 2000.

     On July 18, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to report the financial condition and results of operations for the second quarter of 2000. On July 27, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to announce plans to acquire FCNB Corp of Frederick, Maryland. On August 23, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to report plans to acquire BankFirst Corp., of Knoxville, Tennessee. On September 6, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to report plans to acquire FirstSpartan Financial Corp., of Spartanburg, South Carolina. On October 12, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to report the financial condition and results of operations for the third quarter of 2000. On October 26, 2000, BB&T filed a Current Report on Form 8-K under
     Item 5 to announce the authorization of the board of directors to repurchase up to 20 million shares of BB&T's common stock to be reissued in acquisitions to be accounted for as purchases. On October 27, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to restate BB&T's 1999 Annual Report on Form 10-K for the accounts of Hardwick Holding Company, First Banking Company of Southeast Georgia and One Valley Bancorp, Inc. On October 30, 2000, BB&T filed a Current Report on Form 8-K under Item 5 to restate the first and second quarters of 1999 for the merger with One Valley Bancorp, Inc.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          BB&T CORPORATION (Registrant)

                                                   /s/ Scott E. Reed
Date: November 14, 2000                   By: _________________________________
                                                       Scott E. Reed
                                              Senior Executive Vice President
                                                            and
                                                  Chief Financial Officer

                                                 /s/ Sherry A. Kellett
Date: November 14, 2000                   By: _________________________________
                                                     Sherry A. Kellett
                                              Senior Executive Vice President
                                                       and Controller
                                               (Principal Accounting Officer)