Form 10-K
period 2000-12-31
BB&T CORP
filed 2001-03-16
CIK 92230

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

                               December 31, 2000

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 31, 2001, was approximately $14.8 billion. The number of shares of the Registrant's Common Stock outstanding on January 31, 2001, was 409,584,752. No shares of preferred stock were outstanding at January 31, 2001.

  Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 24, 2001, are incorporated by reference in
Part III of this report.

                               ----------------

                     The Exhibit Index begins on page 107.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS REFERENCE INDEX

                                                                                     Page
                                                                                    ------
 PART I   Item 1  Description of Business........................................        5
          Item 2  Properties.....................................................   18, 72
          Item 3  Legal Proceedings..............................................       87
          Item 4  Submission of Matters to a Vote of Shareholders
                  None
 PART II  Item 5  Market for the Registrant's Common Stock and Related
                  Shareholder Matters............................................       49
          Item 6  Selected Financial Data........................................       52
          Item 7  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................       25
          Item 7A Quantitative and Qualitative Disclosures About Market Risk.....   41, 94
          Item 8  Financial Statements and Supplementary Data
                  Consolidated Balance Sheets at December 31, 2000 and 1999......       55
                  Consolidated Statements of Income for each of the years in the
                  three-year period ended December 31, 2000......................       56
                  Consolidated Statements of Changes in Shareholders' Equity for
                  each of the years in the three-year period ended December 31,
                  2000...........................................................       57
                  Consolidated Statements of Cash Flows for each of the years in
                  the three-year period ended December 31, 2000..................       58
                  Notes to Consolidated Financial Statements.....................       59
                  Report of Independent Public Accountants.......................       54
                  Quarterly Financial Summary for 2000 and 1999..................       51
          Item 9  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosures
                  None
 PART III Item 10 Directors and Executive Officers of the Registrant.............    *, 19
          Item 11 Executive Compensation.........................................        *
                  Security Ownership of Certain Beneficial Owners and
          Item 12 Management.....................................................        *

                                                                           Page
                                                                           ----
         Item 13 Certain Relationships and Related Transactions.........     *

 PART IV Item 14 Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K

         (a)(1)  Financial Statements (See Item 8 for reference)

            (2)  Financial Statement Schedules normally required on Form
                 10-K are omitted since they are not applicable, except as referred to in Item 8.

            (3) Exhibits have been filed separately with the Commission and are available upon written request.

         (b) Current Reports on Form 8-K filed during the fourth quarter of 2000

            Type      Date Filed                 Reporting Purpose
            ----      ----------                 -----------------
           Item 5. October 12, 2000 To report the financial results for BB&T
                                    Corporation ("BB&T") for the third quarter
                                    of 2000.

           Item 5. October 26, 2000 To report that BB&T's board of directors had authorized a program to repurchase up to 20 million shares of BB&T common stock to be reissued in purchase accounting transactions.

           Item 5. October 27, 2000 To restate BB&T's Annual Report on Form 10-
                                    K for December 31, 1999 for the accounts of One Valley Bancorp, Inc., Hardwick Holding
                                    Company and First Banking Company of
                                    Southeast Georgia.

           Item 5. October 30, 2000 To issue supplemental financial
                                    information, restated to include the
                                    accounts of One Valley Bancorp, Inc.,
                                    Hardwick Holding Company and First Banking
                                    Company of Southeast Georgia.

           Item 5. December 5, 2000 To report plans to acquire Century South
                                    Banks, Inc., of Alpharetta, Georgia.

           (c)    Exhibits -- See Item 14(a)(3)

           (d)    Financial Statement Schedules -- See Item 14(a)(2)

--------
* The information required by Item 10 is incorporated herein by reference to the information that appears under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

   The information required by Item 11 is incorporated herein by reference to the information that appears under the headings "Compensation of Executive Officers", "Retirement Plans" and "Compensation Committee Report on Executive Compensation" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

   The information required by Item 12 is incorporated herein by reference to the information that appears under the headings "Security Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

   The information required by Item 13 is incorporated herein by reference to the information that appears under the headings "Compensation Committee Interlocks and Insider Participation" and "Transactions with Executive Officers and Directors" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders.

                            DESCRIPTION OF BUSINESS

General

  BB&T Corporation ("BB&T" or "the Corporation") is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations through its subsidiaries primarily in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky and the metropolitan Washington, D.C. area.

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

 Significant Subsidiaries

  At December 31, 2000, the principal assets of BB&T included all of the outstanding shares of common stock of:

  .  Branch Banking and Trust Company, Winston-Salem, North Carolina;

  . Branch Banking and Trust Company of South Carolina, Greenville, South Carolina;

  .  Branch Banking and Trust Company of Virginia, Richmond, Virginia;

  .  Hardwick Bank and Trust Company, Dalton, Georgia;

  .  First National Bank of Northwest Georgia, Calhoun, Georgia;

  .  First Bulloch Bank & Trust Company, Statesboro, Georgia;

  .  First National Bank of Effingham, Springfield, Georgia;

  .  Metter Banking Company, Metter, Georgia;

  .  Wayne National Bank, Jesup, Georgia;

  .  BankFirst, Knoxville, Tennessee;

  .  First National Bank and Trust Company of Athens, Athens, Tennessee;

  .  Regional Acceptance Corporation, Greenville, North Carolina;

  .  Scott & Stringfellow, Inc., Richmond, Virginia;

  .  Edgar M. Norris & Co., Inc., Greenville, South Carolina;

  .  Sheffield Financial Corporation, Clemmons, North Carolina; and

  .  BB&T Factors Corporation, High Point, North Carolina.

  Branch Banking and Trust Company ("BB&T-NC"), BB&T's largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. At December 31, 2000, BB&T-NC operated 335 banking offices in North Carolina, 53 in Maryland, six in Washington, D.C., 102 in Georgia, 85 in West Virginia, 32 in Tennessee, and ten banking offices in Kentucky. At December 31, 2000, BB&T-NC held the largest share of deposits, excluding home office deposits, in North Carolina, and the largest share of deposits in West Virginia. BB&T-NC's principal subsidiaries include BB&T Leasing Corp., based in Charlotte, North Carolina, which specializes in lease financing to commercial businesses; BB&T Investment Services, Inc., located in Charlotte, North Carolina, which offers nondeposit investment alternatives, including fixed-rate and variable-rate annuities, mutual funds and discount brokerage services; BB&T Insurance Services, Inc., headquartered in Raleigh, North Carolina, which is the 11th largest independent insurance agency network in the country; and W.E. Stanley, Inc., an actuarial and employee benefits consulting firm headquartered in Greensboro, North Carolina.

  BB&T-NC has a number of additional subsidiaries including but not limited to the following: Prime Rate Premium Finance Corporation, Inc. ("Prime Rate"), located in Florence, South Carolina, which provides insurance premium financing primarily to clients in BB&T's principal market area; and Laureate Capital Corp. ("Laureate"), located in Charlotte, North Carolina. Laureate principally specializes in arranging financing of commercial and multi-family real estate.

  Branch Banking and Trust Company of South Carolina ("BB&T-SC") operated 90 banking offices at December 31, 2000. BB&T-SC is the third largest bank in South Carolina in terms of deposit market share.

  Branch Banking and Trust Company of Virginia ("BB&T-VA") operated 141 banking offices in Virginia at December 31, 2000. BB&T-VA is the sixth largest bank in Virginia in terms of deposit market share.

  Scott & Stringfellow Financial, Inc. ("Scott & Stringfellow") is an investment banking and full-service brokerage firm headquartered in Richmond, Virginia. On November 15, 2000, BB&T consummated the acquisition of Edgar M. Norris & Co., a full-service brokerage firm based in Greenville, South Carolina. Edgar M. Norris will be merged into Scott & Stringfellow in 2001. Scott & Stringfellow and Edgar M. Norris together operated 23 full-service brokerage offices in Virginia, one in West Virginia, eleven in North Carolina, seven in South Carolina, one in Maryland, and one in Tennessee at December 31, 2000. Scott & Stringfellow specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking, financial advisory and debt underwriting services to a variety of regional tax-exempt issuers.

  The primary services offered by BB&T's subsidiaries include:

  . small business lending

  . commercial middle market lending

  . retail lending

  . home equity lending

  . sales finance

  . mortgage lending

  . leasing

  . asset management

  . trust services

  . agency insurance

  . treasury services

  . investment and mutual fund sales

  . capital markets

  . factoring

  . asset-based lending

  . international banking services

  . cash management

  . electronic payment services

  . credit and debit card services

  The following table discloses selected financial information related to BB&T's significant banking subsidiaries. Additionally, please see Note S. in the "Notes to Consolidated Financial Statements" for further discussion relating to BB&T's reportable business segments.

                                    Table 1
          Selected Financial Data of Significant Banking Subsidiaries
                  As of / For the Year Ended December 31, 2000

                                             BB&T-NC    BB&T-SC    BB&T-VA
                                           ----------- ---------- ----------
                                                (Dollars in thousands)
Total assets                               $46,991,799 $5,249,100 $6,254,434
Securities                                  12,557,947    389,331    564,472
Loans and leases, net of unearned income*   30,452,881  4,008,789  4,028,827
Deposits                                    28,540,937  3,952,819  4,877,131
Shareholder's equity                         3,690,959    378,740    595,603
Net interest income                          1,421,898    230,877    235,543
Provision for loan and lease losses             79,612     12,554     12,529
Noninterest income                             633,992     55,306     23,704
Noninterest expense                          1,323,816    125,123    178,203
Net income                                     458,903     95,175     42,122
                  As of / For the Year Ended December 31, 1999

                                             BB&T-NC    BB&T-SC    BB&T-VA
                                           ----------- ---------- ----------
Total assets                               $41,060,416 $4,842,462 $6,550,666
Securities                                  10,196,460    477,705  1,681,540
Loans and leases, net of unearned income*   26,852,336  3,698,046  4,265,276
Deposits                                    25,765,790  3,686,484  4,563,833
Shareholder's equity                         3,053,222    364,060    617,758
Net interest income                          1,349,554    216,781    237,715
Provision for loan and lease losses             75,796     15,491      7,376
Noninterest income                             700,251     68,473     59,324
Noninterest expense                          1,228,596    126,689    180,430
Net income                                     519,577     91,059     68,756
                  As of / For the Year Ended December 31, 1998

                                             BB&T-NC    BB&T-SC    BB&T-VA
                                           ----------- ---------- ----------
Total assets                               $36,404,453 $4,641,393 $6,669,554
Securities                                   9,067,377    783,727  1,607,902
Loans and leases, net of unearned income*   24,143,314  3,266,871  4,159,735
Deposits                                    25,131,437  3,702,383  4,636,337
Shareholder's equity                         2,932,664    429,572    765,964
Net interest income                          1,255,010    201,132    236,198
Provision for loan and lease losses             66,652     13,455     13,915
Noninterest income                             570,295     71,945     59,549
Noninterest expense                          1,059,878    119,224    176,466
Net income                                     489,572     89,653     66,155

--------
*  Includes loans held for sale.

 Merger Strategy

  BB&T's profitability and market share have been enhanced through both internal growth and acquisitions in recent years. BB&T's acquisition strategy is focused on three primary objectives:

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

  BB&T has consummated the acquisitions of 48 community banks and thrifts, 47 insurance agencies and 14 nonbank financial services providers over the last ten years. BB&T expects to continue to take advantage of the consolidation of the financial services industry and expand and enhance its franchise through mergers and acquisitions. The consideration paid for these acquisitions may be in the form of cash, debt or BB&T stock. The amount of consideration paid to complete these transactions may be in excess of the book value of the underlying net assets acquired, which could have a dilutive effect on BB&T's earnings per share or book value. In addition, acquisitions sometimes result in significant front-end charges against earnings. However, cost savings, especially incident to in-market acquisitions, are also anticipated.

 Competition

  The financial services industry is highly competitive and dramatic change continues to occur. BB&T's subsidiaries compete actively with national and state banks, savings and loan associations, securities dealers, mortgage bankers, finance companies and insurance companies. Competition for financial products and services continues to grow as clients select from a variety of traditional and nontraditional alternatives. The industry continues to rapidly consolidate which affects competition by eliminating some regional and local institutions, while strengthening the franchise of acquirers. For additional information concerning markets, BB&T's competitive position and business strategies, see "Market Area" and "Lending Activities" below.

Market Area

  BB&T's market area consists of North and South Carolina, Virginia, Maryland, Georgia, eastern Tennessee, West Virginia, eastern Kentucky and Washington, D.C. The area's employment base is diverse and primarily consists of manufacturing, general services, agricultural, wholesale/retail trade, technology and financial services. BB&T believes its current market area is economically strong and will support consistent growth in assets and deposits in the future. Even so, management intends to continue expanding the BB&T franchise. Management strongly believes that BB&T's community bank approach to providing client service is a competitive advantage which strengthens the Corporation's ability to enter new markets and effectively provide products and services to businesses and individuals in these markets.

Lending Activities

  The primary goal of the BB&T lending function is to help clients achieve their financial goals and secure their financial futures on terms that are fair to the clients and profitable to the Corporation. This purpose can best be accomplished by building strong, profitable client relationships over time, with BB&T becoming an important contributor to the prosperity and well being of their clients. BB&T's philosophy of lending is to attempt to meet all legitimate business and consumer credit needs within defined market segments where standards of profitability, growth and quality can be met. Based on internal analyses, this philosophy has resulted in BB&T's loan portfolio consistently outperforming the average of our national peers in terms of asset quality, yield and rate of growth.

  BB&T focuses lending efforts on small to intermediate commercial and industrial loans, one-to-four family residential mortgage loans and consumer loans. Typically, fixed-rate residential mortgage loans are sold in the secondary mortgage market and adjustable-rate residential mortgages are generally retained in the portfolio. Servicing rights on mortgage loans sold are typically retained by BB&T. As of December 31, 2000, BB&T's total mortgage servicing portfolio exceeded $23.6 billion. BB&T conducts the majority of its lending activities in the context of the Corporation's community bank focus, with lending decisions made as close to the client as practicable.

  The following table summarizes BB&T's loan portfolio based on the source of the underlying collateral, rather than the primary purpose of the loan.

                                    Table 2
                    Composition of Loan and Lease Portfolio*

                                                December 31,
                         -----------------------------------------------------------
                            2000        1999        1998        1997        1996
                         ----------- ----------- ----------- ----------- -----------
                                           (Dollars in thousands)
Loans and leases:
  Commercial, financial
   and agricultural      $ 5,893,808 $ 5,382,373 $ 5,055,051 $ 4,602,571 $ 4,013,399
  Lease receivables        4,453,589   2,606,002   1,620,326     788,462     576,991
  Real estate--
   construction and land
   development             3,789,309   3,818,396   2,932,284   2,790,483   2,125,963
  Real estate--mortgage   22,428,312  20,237,959  18,272,695  16,424,868  14,616,876
  Consumer                 5,368,810   4,589,510   4,035,015   3,952,321   3,997,544
                         ----------- ----------- ----------- ----------- -----------
    Loans and leases
     held for investment  41,933,828  36,634,240  31,915,371  28,558,705  25,330,773
    Loans held for sale      846,323     367,243   1,340,420     627,900     303,632
                         ----------- ----------- ----------- ----------- -----------
    Total loans and
     leases              $42,780,151 $37,001,483 $33,255,791 $29,186,605 $25,634,405
                         =========== =========== =========== =========== ===========

--------
*  Balances include unearned income.

 Mortgage Banking

  BB&T is the largest originator of residential mortgage loans in the Carolinas. Originations in 2000 were $4.7 billion. BB&T offers various types of fixed- and adjustable-rate loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. Risks associated with the residential lending function include interest rate risk, which is mitigated through the sale of substantially all fixed-rate loans, and default risk by the borrower, which is lessened through underwriting procedures and mortgage insurance. BB&T also purchases mortgage loans from more than 100 correspondent originators. The loans purchased from third-party originators are subject to the same underwriting and risk management criteria as loans originated internally.

 Commercial Lending

  BB&T's commercial lending program is generally targeted to serve small-to-middle market businesses with sales of $200 million or less, although in-house limits do allow lending to larger customers, including national customers who have business connections with the Corporation's geographically-served markets. Commercial lending includes commercial, financial, agricultural, industrial and real estate loans. Pricing on commercial loans, driven largely by competition, is usually tied to market indexes, such as the prime rate, the London Interbank Offer Rate ("LIBOR") or rates on U.S. Treasury securities. For the second time in three years, BB&T received recognition from the U.S. Small Business Administration as the #1 "small business friendly" bank in the United States. Management believes that commercial lending to small and mid-sized businesses is BB&T's strongest market, as BB&T has the largest market share in all types of small business lending in the Carolinas.

 Construction Lending

  Real estate construction loans include twelve-month contract home construction loans, which are intended to convert to permanent one-to-four family residential mortgage loans upon completion of the construction. BB&T is also in the commercial construction lending business. These loans are usually to in-market developers, businesses, individuals or real estate investors for the construction of commercial structures in BB&T's market area. They are made for purposes including, but not limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, hotels and warehouses. The properties may be constructed for sale, lease or owner-occupancy.

 Consumer Lending

  BB&T offers a wide variety of consumer loan products. Various types of secured and unsecured loans are marketed to qualifying, existing clients and to other creditworthy candidates in BB&T's market area. Home equity loans and lines are underwritten with note amounts and credit limits that ensure consistency with the Corporation's policies. Numerous forms of unsecured loans, including revolving credits (e.g. credit cards, checking account overdraft protection and personal lines of credit) are provided and various installment loan products, such as vehicle loans, are offered. As a home equity lender, BB&T ranks third in portfolio size in the Southeast, and 12th nationwide.

 Leasing

  BB&T provides commercial leasing products and services through BB&T Leasing Corp. ("Leasing"), a subsidiary of BB&T-NC. Leasing provides three primary products: finance or capital leases, true leases (as defined under the Internal Revenue Code) and other operating leases for vehicles, rolling stock and tangible personal property. Leasing also provides lease-related services for small to medium-sized commercial customers. In addition, various other BB&T subsidiaries provide leases to municipalities and invest in leveraged lease transactions.

  The following table presents BB&T's total loan portfolio based on the primary purpose of the loan, rather than the underlying collateral:

                                    Table 3
         Composition of Loan and Lease Portfolio Based on Loan Purpose

                                              December 31,
                       -----------------------------------------------------------
                          2000        1999        1998        1997        1996
                       ----------- ----------- ----------- ----------- -----------
                                         (Dollars in thousands)
Business loans         $19,395,921 $16,668,979 $14,256,857 $14,055,066 $10,995,072
Lease receivables        2,100,956   1,508,396     992,684     616,302     470,456
                       ----------- ----------- ----------- ----------- -----------
  Total commercial
   loans and leases     21,496,877  18,177,375  15,249,541  14,671,368  11,465,528
                       ----------- ----------- ----------- ----------- -----------
Sales Finance            2,700,858   2,433,717   2,131,190   1,657,487   1,575,049
Revolving Credit           840,613     693,133     583,083     553,179     552,425
Direct Retail            7,407,112   6,701,607   5,705,966   5,020,877   5,482,505
                       ----------- ----------- ----------- ----------- -----------
  Total consumer loans  10,948,583   9,828,457   8,420,239   7,231,543   7,609,979
                       ----------- ----------- ----------- ----------- -----------
Mortgage loans           7,855,174   7,749,397   8,860,821   6,773,779   6,353,609
                       ----------- ----------- ----------- ----------- -----------
    Total loans and
     leases            $40,300,634 $35,755,229 $32,530,601 $28,676,690 $25,429,116
                       =========== =========== =========== =========== ===========

--------
* Loans and leases are net of unearned income and include loans held for sale.

  The following table reflects the scheduled maturities of commercial, financial and agricultural loans, as well as construction loans:

                                    Table 4
             Selected Loan Maturities and Interest Sensitivity (1)

                                              December 31, 2000
                                     ------------------------------------
                                     Commercial,
                                      Financial
                                         and      Real Estate:
                                     Agricultural Construction   Total
                                     ------------ ------------ ----------
                                            (Dollars in thousands)
   Fixed rate:
     1 year or less (2)               $  456,120   $  566,502  $1,022,622
     1-5 years                         1,094,008      305,039   1,399,047
     After 5 years                       257,500          --      257,500
                                      ----------   ----------  ----------
       Total                           1,807,628      871,541   2,679,169
                                      ==========   ==========  ==========
   Variable rate:
     1 year or less (2)                2,050,324    1,984,082   4,034,406
     1-5 years                         1,701,641      933,686   2,635,327
     After 5 years                       334,215          --      334,215
                                      ----------   ----------  ----------
       Total                           4,086,180    2,917,768   7,003,948
                                      ----------   ----------  ----------
         Total loans and leases (3)   $5,893,808   $3,789,309  $9,683,117
                                      ==========   ==========  ==========

--------
(1) Balances include unearned income
(2) Includes loans due on demand.

                                                                  (Dollars in
                                                                   thousands)
                                                                  -----------
(3) This table excludes:
     (i) consumer loans to individuals for household, family and
         other personal expenditures                              $ 5,368,810
     (ii)real estate mortgage loans                                22,428,312
     (iii)loans held for sale                                         846,323
     (iv)lease receivables                                          4,453,589
                                                                  -----------
                                                                  $33,097,034
                                                                  ===========

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

 Allowance for Loan and Lease Losses

  The allowance for loan and lease losses is established through a provision for loan and lease losses charged against earnings. The level of the allowance for loan and lease losses reflects management's estimate of losses incurred in the portfolio as of the balance sheet date and is based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity. Management's evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans' "risk grades," the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. BB&T's objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration in order to reduce overall credit risk by minimizing the adverse impact of any single event or combination of related events.

 Reserve Policy and Methodology

  The allowance for loan and lease losses is composed of general reserves, specific reserves and an unallocated reserve. General reserves are established for the commercial loan portfolio using loss percentages that are determined based on management's evaluation of the losses inherent in the various risk grades of commercial loans. Commercial loans are categorized as one of ten risk grades based on management's assessment of the overall credit quality of the loan, including the payment history, the financial position of the borrower, underlying collateral, internal credit reviews and the results of external regulatory examinations. The general reserve percentages described above are then applied to each risk grade to calculate the necessary allowance to cover inherent losses in each risk category. The following table presents the risk grades and reserve percentages applicable to each grade at December 31, 2000 and 1999:

                                    Table 5
                     General Reserves for Commercial Loans
                           December 31, 2000 and 1999

                                           Percentage of       General
                                         Commercial Loans      Reserve
Risk Grade                                 by Risk Grade     Percentage
----------                               ------------------  ------------
                                           2000      1999    2000   1999
                                         --------  --------  -----  -----
Risk 0 (Loans from recently acquired
 institutions*)                              1.22%     0.03%  1.30%  1.30%
Risk 1 (Superior Quality)                    3.17      4.25   0.10   0.10
Risk 2 (High Quality)                       14.41     16.13   0.20   0.20
Risk 3 (Very Good Quality--Normal Risk)     28.43     30.49   0.60   0.60
Risk 4 (Good Quality--Normal Risk)          33.76     32.27   1.30   1.30
Risk 5 (Acceptable Quality)                 13.50     11.75   2.25   2.25
Risk 6 (Management Attention)                3.02      2.85   3.25   3.25
Risk 7 (Special Mention)                     0.55      0.73   5.00   5.00
Risk 8 (Substandard)                         1.91      1.48  15.00  15.00
Risk 9 (Doubtful)                            0.03      0.02  50.00  50.00

--------
* Acquired companies that had not been converted to BB&T's operating systems at the dates indicated.

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

  The process of classifying commercial loans into the appropriate risk grades is performed initially as a component of the approval of the loan by the appropriate credit officer. Based on the size of the loan, senior credit officers and/or the loan committee may review the classification to ensure accuracy and consistency of classification. Loan classifications are frequently reviewed by internal credit examiners to determine if any changes in the circumstances of the loan require a different risk grade. To determine the most appropriate risk grade classification for each loan, the credit officers examine the borrower's liquidity level, the quality of any collateral, the amount of the borrower's other indebtedness, cash flow, earnings, sources of financing and existing lending relationships.

  Specific reserves are provided on certain commercial loans that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management's evaluation of BB&T's loss exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations described above to prevent redundant reserves. The calculations of specific reserves on commercial loans also incorporate specific reserves based on the results of measuring impaired loans pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is impaired when, based on current information and events, it is probable that BB&T will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded through a specific reserve. It is BB&T's policy to classify and disclose all commercial loans greater than $300,000 that are on nonaccrual status as impaired loans. Substantially all other loans made by BB&T are excluded from the scope of SFAS No. 114 as they are comprised of large groups of smaller balance homogeneous loans (e.g. residential mortgage and consumer installment) that are collectively evaluated for impairment.

  General reserves are provided for noncommercial loans based on a four-year weighted average of actual loss experience of each major loan category, which is then applied to the total outstanding loan balance of each loan category. The weighted average loss experience for each category is determined as follows: assigning a 40% weight to the most recent year's loss experience for each category, a 30% weight to the loss ratio from two years ago, a 20% weight to the loss ratio from three years ago, and the remaining 10% weight applied to the loss ratio from four years ago. This methodology places greater emphasis on more recent loss trends and, therefore, provides a self-correcting mechanism for the differences between estimated and actual losses.

  There are two primary components considered in determining an appropriate level for the unallocated reserve. A portion of the unallocated reserve is established to cover the elements of imprecision and estimation risk inherent in the calculations of the general and specific reserves described above. The remaining portion of the unallocated allowance is determined based on management's evaluation of various conditions that are not directly measured by any other component of the allowance, including current general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal credit examinations and results from external bank regulatory examinations.

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

  The following table discloses an allocation of the allowance for loan and lease losses at the end of each of the past five years. The allowance has been allocated applying the methodologies described above to the loan portfolios based on the underlying purpose of the loans. Amounts applicable to years prior to 2000 have been restated for acquisitions accounted for as poolings of interests. The allowances for acquired companies that have been converted to BB&T's operating systems have been allocated to the various loan categories based on historic percentages applicable to BB&T's loan categories. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

                                    Table 6
         Allocation of Allowance for Loan and Lease Losses by Category

                                                           December 31,
                    ------------------------------------------------------------------------------------------
                           2000              1999              1998              1997              1996
                    ------------------ ----------------- ----------------- ----------------- -----------------
                              % Loans           % Loans           % Loans           % Loans           % Loans
                              in each           in each           in each           in each           in each
                     Amount   category  Amount  category  Amount  category  Amount  category  Amount  category
                    --------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                      (Dollars in thousands)
Business loans and
 leases             $ 295,918    53%   $247,005    51%   $212,472    47%   $191,337    50%   $169,256    45%
                    ---------   ---    --------   ---    --------   ---    --------   ---    --------   ---

Direct Retail          20,665    19      23,174    19      19,041    18      16,769    18      12,935    22
Sales Finance          28,058     7      30,620     7      27,701     7      29,082     6      22,418     6
Revolving Credit       25,901     2      26,664     2      25,805     2      20,093     2      13,973     2
                    ---------   ---    --------   ---    --------   ---    --------   ---    --------   ---
 Total Consumer        74,624    28      80,458    28      72,547    27      65,944    26      49,326    30
                    ---------   ---    --------   ---    --------   ---    --------   ---    --------   ---
Mortgage                2,700    19       2,420    21       3,533    26       2,757    24       2,647    25
Recently Acquired
 Subsidiaries*         27,112   --       11,952   --       11,538   --       11,178   --       11,017   --
Unallocated           121,606   --      135,461   --      142,251   --      117,651   --      113,865   --
                    ---------   ---    --------   ---    --------   ---    --------   ---    --------   ---
 Total              $ 521,960   100%   $477,296   100%   $442,341   100%   $388,867   100%   $346,111   100%
                    =========   ===    ========   ===    ========   ===    ========   ===    ========   ===

--------
* Acquired companies that had not been converted to BB&T's operating systems at the dates indicated.

                                    Table 7
                Analysis of Allowance for Loan and Lease Losses

                                               December 31,
                        ---------------------------------------------------------------
                           2000         1999         1998         1997         1996
                        -----------  -----------  -----------  -----------  -----------
                                          (Dollars in thousands)
Balance, beginning of
 period                 $   477,296  $   442,341  $   388,867  $   346,111  $   320,599
                        -----------  -----------  -----------  -----------  -----------
 Charge-offs:
  Commercial, financial
   and agricultural         (23,943)     (29,147)     (18,765)     (24,094)     (16,793)
  Real estate               (15,775)     (17,192)     (13,831)     (16,226)     (13,306)
  Consumer                  (86,892)     (75,146)     (80,989)     (82,495)     (59,862)
  Lease receivables          (3,502)        (993)      (1,167)        (671)        (768)
                        -----------  -----------  -----------  -----------  -----------
    Total charge-offs      (130,112)    (122,478)    (114,752)    (123,486)     (90,729)
                        -----------  -----------  -----------  -----------  -----------
Recoveries:
  Commercial, financial
   and agricultural          11,066       11,994        9,269        8,138       10,454
  Real estate                 3,136        4,146        4,153        5,882        7,171
  Consumer                   19,897       16,056       14,499       11,455       10,868
  Lease receivables             312          107          425          232          136
                        -----------  -----------  -----------  -----------  -----------
    Total recoveries         34,411       32,303       28,346       25,707       28,629
                        -----------  -----------  -----------  -----------  -----------
Net charge-offs             (95,701)     (90,175)     (86,406)     (97,779)     (62,100)
                        -----------  -----------  -----------  -----------  -----------
Provision charged to
 expense                    127,431      114,433      114,729      123,096       77,919
                        -----------  -----------  -----------  -----------  -----------
Allowance of loans
 acquired in purchase
 transactions                12,934       10,697       25,151       17,439        9,693
                        -----------  -----------  -----------  -----------  -----------
Balance, end of period  $   521,960  $   477,296  $   442,341  $   388,867  $   346,111
                        ===========  ===========  ===========  ===========  ===========
Average loans and
 leases*                $37,569,941  $33,904,694  $30,543,475  $27,100,788  $24,438,883
Net charge-offs as a
 percentage of average
 loans and leases               .25%         .27%         .28%         .36%         .25%
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

Investment Activities

  BB&T maintains a portion of its assets as investment securities. BB&T's subsidiary banks are allowed to invest and deal in securities as prescribed by bank regulations. These securities include all obligations of the U.S. Treasury, agencies of the U.S. government, obligations of any state or political subdivision, various types of corporate debt, mutual funds, limited types of equity securities and certain derivative securities. Scott & Stringfellow, BB&T's full-service brokerage and investment banking subsidiary, is permitted to engage in the underwriting, trading and sales of equity and debt securities subject only to the risk management policies of the Corporation.

  BB&T's investment activities are governed internally by a written, board-approved policy. Investment policy is carried out by the Corporation's Asset/Liability Committee ("ALCO") which meets regularly to review the economic environment, assess current activities for appropriateness and establish investment strategies. The ALCO also has much broader responsibilities, which are discussed in "Market Risk Management", and in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Investment strategies are established by the ALCO in consideration of the interest rate cycle, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Corporation. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds and trust deposits as prescribed by law; and
(iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

  The following table provides information regarding the composition of BB&T's securities portfolio at the end of each of the past three years. Note that BB&T's trading securities, reflected in the accompanying table, represent positions held primarily by Scott & Stringfellow.

                                    Table 8
                      Composition of Securities Portfolio

                                                   December 31,
                                        -----------------------------------
                                           2000        1999        1998
                                        ----------- ----------- -----------
                                              (Dollars in thousands)
Trading Securities (at estimated fair
 value):                                $    96,719 $    93,221 $    60,422
                                        ----------- ----------- -----------
Securities held to maturity (at
 amortized cost):
  U.S. Treasury, government and agency
   obligations                               33,739      23,184      59,823
  States and political subdivisions          35,535     379,822     533,371
  Mortgage-backed securities                    --          --       71,663
  Other securities                              --        1,891       8,786
                                        ----------- ----------- -----------
    Total securities held to maturity        69,274     404,897     673,643
                                        ----------- ----------- -----------
Securities available for sale (at
 estimated fair value):
  U.S. Treasury, government and agency
   obligations                            8,815,848   5,588,786   4,924,593
  States and political subdivisions         953,379     615,878     229,343
  Mortgage-backed securities              2,562,917   4,257,004   4,605,457
  Other securities                        1,449,719   1,796,154   1,414,361
                                        ----------- ----------- -----------
    Total securities available for sale  13,781,863  12,257,822  11,173,754
                                        ----------- ----------- -----------
      Total securities                  $13,947,856 $12,755,940 $11,907,819
                                        =========== =========== ===========

Sources of Funds

  Deposits are the primary source of funds for lending and investing activities. Scheduled loan payments and maturities and prepayments from portfolios of loans and investment securities also provide a stable source of funds. Federal Home Loan Bank ("FHLB") advances, Federal funds purchased and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources.

 Deposits

  Deposits are attracted principally from clients within BB&T's market area through the offering of a broad selection of deposit instruments including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money rate savings, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are set by the ALCO and are determined based on (i) the interest rates offered by competitors,
(ii) anticipated amount and timing of funding needs, (iii) availability of and cost of alternative sources of funding and (iv) anticipated future economic conditions and interest rates. Client deposits are attractive sources of liquidity because of their stability, relative cost and the ability to generate fee income through service charges and the cross-sale of other services.

                                    Table 9
           Scheduled Maturities of Time Deposits $100,000 and Greater
                               December 31, 2000
                             (Dollars in thousands)

   Maturity Schedule
     Less than three months       $1,546,922
     Three through six months      1,013,942
     Seven through twelve months   1,124,876
     Over twelve months            1,308,131
                                  ----------
       Total                      $4,993,871
                                  ==========

 Other Borrowed Funds

  BB&T's ability to borrow funds through nondeposit sources provides additional flexibility in meeting the liquidity needs of customers. Components of short-term borrowed funds at year end were master notes, securities sold under repurchase agreements, short-term FHLB advances, Federal funds purchased and U.S. Treasury tax and loan depository note accounts. See Note H. in the "Notes to Consolidated Financial Statements" for additional disclosures related to short-term borrowed funds. The following table summarizes certain pertinent information for the past three years with respect to BB&T's short-term borrowed funds:

                                    Table 10
                             Short-Term Borrowings

                                             As of / For the Year Ended
                                                    December 31,
                                          ----------------------------------
                                             2000        1999        1998
                                          ----------  ----------  ----------
                                               (Dollars in thousands)
   Maximum outstanding at any month-end
    during the year                       $8,111,010  $8,101,034  $6,851,348
   Balance outstanding at end of year      6,956,696   7,971,873   4,815,734
   Average outstanding during the year     6,684,688   6,270,755   5,255,111
   Average interest rate during the year        6.01%       4.89%       5.20%
   Average interest rate at end of year         6.12        4.28        4.82

  BB&T also utilizes longer-term borrowings when management determines that the pricing and maturity options available through these sources create more cost-effective options for funding asset growth and satisfying capital needs. BB&T's long-term borrowings include capitalized leases, medium term bank notes, long-term FHLB advances, subordinated debt issued by BB&T Corporation and trust preferred securities. See Note I. in the "Notes to Consolidated Financial Statements" for additional disclosures related to long-term borrowings.

Employees

  At December 31, 2000, BB&T had approximately 17,500 full-time equivalent employees compared to approximately 13,700 full-time equivalent employees at December 31, 1999, on an originally-reported basis.

Properties

  BB&T and its significant subsidiaries occupy headquarters offices that are either owned or operated under long-term leases, and also own free-standing operations centers, with its primary operations and information technology center located in Wilson, North Carolina. BB&T also owns or leases significant office space used as the Corporation's headquarters in Winston-Salem, North Carolina. At December 31, 2000, BB&T's subsidiary banks operated 854 branch offices in the Carolinas, Virginia, Maryland, Georgia, West Virginia, Tennessee, eastern Kentucky and Washington, D.C. Branch office locations are variously owned or leased. Management believes that the premises occupied by BB&T and its subsidiaries are well-located and suitably equipped to serve as financial services facilities. See Note F. "Premises and Equipment" of the "Notes to Consolidated Financial Statements" in this report for additional disclosures related to BB&T's properties and other fixed assets.

Executive Officers of BB&T

  BB&T's Chairman and Chief Executive Officer is John A. Allison, IV. Mr. Allison is 52 and has 30 years of service with the Corporation. Henry G. Williamson, Jr. is the Chief Operating Officer for the Corporate Group. Mr. Williamson is 53 and has 29 years of service with the Corporation. Kelly S. King is the President of BB&T Corporation and is the Senior Executive Vice President for the Branch Network. Mr. King is 52 and has 29 years of service with the Corporation. W. Kendall Chalk is the Senior Executive Vice President for the Lending Group. Mr. Chalk is 55 and has served the Corporation for 26 years. Scott E. Reed is a Senior Executive Vice President and the Corporation's Chief Financial Officer. Mr. Reed is 52 and has 29 years of service with the Corporation. Robert E. Greene is the President of Branch Banking and Trust Company and is the Senior Executive Vice President for Administrative Services for the Corporation. Mr. Greene is 52 and has served the Corporation for 28 years. Sherry A. Kellett is a Senior Executive Vice President and the Corporation's Controller. Ms. Kellett is 56 and has 16 years of service with the Corporation. C. Leon Wilson is a Senior Executive Vice President and is the Corporation's Operations Division Manager. Mr. Wilson is 45 and has served BB&T for 24 years.

                           REGULATORY CONSIDERATIONS

General

  As a bank holding company and, effective June 14, 2000, a financial holding company under the Gramm-Leach-Bliley Act of 1999, BB&T is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the "BHCA") and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). As state-chartered commercial banks, BB&T-NC, BB&T-SC and BB&T-VA (collectively, the "State-Chartered Banks") are subject to regulation, supervision and examination by state bank regulatory authorities in their respective home states. These authorities include the North Carolina Commissioner of Banks, in the case of BB&T-NC, the South Carolina Commissioner of Banking, in the case of BB&T-SC, and the Virginia State Corporation Commission's Bureau of Financial Institutions, in the case of BB&T-VA. Each of the State-Chartered Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the "FDIC"). At December 31, 2000, BB&T also operated eight financial institutions that were subsidiaries of bank holding companies acquired by BB&T during 2000 (the "Acquired Banks") that will be merged into either BB&T-NC, BB&T-SC or BB&T-VA, as appropriate, during 2001. These banks include Hardwick Bank and Trust Company, First National Bank of Northwest Georgia, First Bulloch Bank & Trust Company, First National Bank of Effingham, Metter Banking Company, Wayne National Bank, BankFirst, and First National Bank and Trust Company. Hardwick Bank and Trust Company, First Bulloch Bank & Trust Company, and Metter Banking Company are state-chartered banks subject to supervision by the Georgia Department of Banking and Finance; BankFirst is a state-chartered bank subject to supervision by the State of Tennessee Department of Financial Institutions; First National Bank of Northwest Georgia, First National Bank of Effingham, Wayne National Bank, and First National Bank and Trust Company are Federally-chartered banks subject to regulation, supervision and examination by the U.S. Office of the Comptroller of the Currency (the "OCC"). In addition to the state regulators discussed herein, each of the Acquired Banks that is state-chartered is also subject to regulation, supervision, and examination by the FDIC. (References herein to the "Banks" include these Acquired Banks and the State-Chartered Banks). State and Federal law also govern the activities in which the Banks engage, the investments they make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Banks' operations.

  In addition to banking laws, regulations and regulatory agencies, BB&T and certain of its subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other state and federal regulatory agencies. These include the regulation, examination and supervision of BB&T's subsidiaries and affiliates engaged in securities underwriting, dealing, brokerage, investment advisory activities and insurance activities.

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

The Gramm-Leach-Bliley Act of 1999

  The Gramm-Leach-Bliley Act of 1999 (the "GLB Act" or the "Act"), signed into law on November 12, 1999, amended a number of Federal banking laws that affect BB&T and its subsidiary banks, and the provisions of the Act that are believed to be of most significance to BB&T are discussed below. In particular, the GLB Act permits a bank holding company to elect to become a financial holding company. In order to become and maintain its status as a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating. BB&T filed an election and on June 14, 2000, became a financial holding company.

  Under the BHCA, a bank holding company, including a financial holding company, may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA, as amended by the GLB Act, now generally limits the activities of a bank holding company that is a financial holding company to that of banking, managing or controlling banks; performing certain servicing activities for subsidiaries; and engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity, as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury; or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, as determined by the Federal Reserve Board. Activities that are "financial in nature" include those activities that the Federal Reserve Board had determined, by order or regulation in effect prior to enactment of the GLB Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

  The GLB Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. In particular, the GLB Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also provides that, while the states continue to have the authority to regulate insurance activities, in most instances they are prohibited from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. A financial holding company, therefore, may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking; and insurance underwriting, sales and brokerage activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the Federal bank regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures, and such regulations have been adopted and will become effective April 1, 2001.

  The GLB Act includes a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repealed the broad exemption of banks from the definitions of "broker" and "dealer" for purposes of the Securities Exchange Act of 1934, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a "broker", and a set of activities in which a bank may engage without being deemed a "dealer". The Act also makes conforming changes in the definitions of "broker" and "dealer" for purposes of the Investment Company Act of 1940 and the Investment Advisers Act of 1940.

  The GLB Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, obtaining or attempting to obtain customer information of a financial nature by fraudulent or deceptive means. The Act also contains requirements for the posting of notices by operators of automated teller machines regarding fees charged for the use of such machines.

  Many of the GLB Act's provisions, including the customer privacy protection provisions, require the Federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement those respective provisions. Most of the required implementing regulations have been proposed and/or adopted by the bank regulatory agencies as of December 31, 2000. Neither the provisions of the GLB Act nor the Act's implementing regulations as proposed or adopted have had a material impact on BB&T's or the Banks' regulatory capital ratios or well capitalized status (as discussed below) or ability to continue to operate in a safe and sound manner.

Payment of Dividends

  BB&T is a legal entity separate and distinct from its subsidiaries. The majority of BB&T's revenue is from dividends paid to BB&T by its banking subsidiaries. BB&T's banking subsidiaries are subject to laws and regulations that limit the amount of dividends they can pay. In addition, both BB&T and its banking subsidiaries are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. BB&T does not expect that any of these laws, regulations or policies will materially affect the ability of the Banks to pay dividends. During the year ended December 31, 2000, the Banks declared $578.0 million in dividends payable to BB&T.

Capital

  The Federal Reserve Board, the FDIC and the OCC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Additionally as noted above, under the Gramm-Leach-Bliley Act of 1999, a bank holding company that elects to become a financial holding company must be well-managed, have at least a satisfactory Community Reinvestment Act rating, and be well-capitalized. Under the risk-based capital requirements, BB&T and the Banks are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles ("Tier 1 capital"). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 capital" which, together with Tier 1 capital, composes "total capital"). The ratios of Tier 1 capital and total capital to risk-adjusted assets for BB&T and the subsidiary banks as of December 31, 2000, are shown in the following table.

  In addition, each of the Federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Pursuant to these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization's overall safety and soundness. The leverage ratios of BB&T and the subsidiary banks as of December 31, 2000, also are reflected in the following table.

                                    Table 11
 Capital Adequacy Ratios of BB&T Corporation and Principal Banking Subsidiaries
                               December 31, 2000

                                          Regulatory
                                          Minimums to
                               Regulatory  be Well-         BB&T-  BB&T-  BB&T-
                                Minimums  Capitalized BB&T   NC     SC     VA
                               ---------- ----------- ----  -----  -----  -----
   Risk-based capital ratios:
     Tier 1 capital (1)           4.0%        6.0%     9.3%  9.6%   9.0%  10.2%
     Total risk-based capital
      (2)                         8.0        10.0     12.0  10.7   10.2   11.4
   Tier 1 leverage ratio (3)      3.0         5.0      7.1   6.9    7.4    7.4

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

  The Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2000, BB&T and each of the Banks are classified as "well capitalized". FDICIA also requires the bank regulatory agencies to implement systems for "prompt corrective action" for institutions that fail to meet minimum capital requirements within these five categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements can also cause an institution to be directed to raise additional capital. FDICIA also mandates that the agencies adopt safety and soundness standards relating generally to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

  In addition, the Federal Reserve Board, the FDIC and the OCC each by regulation has adopted risk-based capital standards that explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by each agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.

  In addition to the "prompt corrective action" directives, failure to meet capital guidelines can subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC, and under certain conditions the appointment of a conservator or receiver.

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

  The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1998. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation was enacted in 1997 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FDIC currently assesses BIF-insured and SAIF-insured deposits an additional 1.96 basis points per $100 of deposits to cover those obligations.

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

Interstate Banking and Branching

  Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Effective June 1, 1998, a bank headquartered in one state was authorized to merge with a bank headquartered in another state, as long as neither of the states had opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years; and certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The following discussion and analysis of the consolidated financial condition and consolidated results of operations of BB&T Corporation and subsidiaries ("BB&T" or the "Corporation") for each of the three years in the period ended December 31, 2000, and related financial information, are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of BB&T's 2000 performance.

Stock Split

  On June 23, 1998, BB&T's Board of Directors approved a 2-for-1 split in the Corporation's common stock effected in the form of a 100% stock dividend paid August 3, 1998. All references to the number of common shares and all per share amounts contained herein have been adjusted, as appropriate, to retroactively reflect the stock split.

Reclassifications

  In certain circumstances, reclassifications have been made to prior period information to conform to the 2000 presentation.

Mergers and Acquisitions Completed during 2000

  On January 13, 2000, BB&T completed its merger with Premier Bancshares, Inc. ("Premier"), based in Atlanta, Georgia. The transaction was accounted for as a pooling of interests. BB&T issued 16.8 million shares of common stock in exchange for all of the outstanding common and preferred shares of Premier.

  On June 13, 2000, BB&T completed its merger with Hardwick Holding Company ("Hardwick"), based in Dalton, Georgia. The transaction was accounted for as a pooling of interests. BB&T issued 3.9 million shares of common stock in exchange for all of the outstanding common shares of Hardwick.

  On June 15, 2000, BB&T completed its merger with First Banking Company of Southeast Georgia ("First Banking"), of Statesboro, Georgia. The transaction was accounted for as a pooling of interests. BB&T issued 4.1 million shares of common stock in exchange for all of the outstanding common shares of First Banking.

  On July 6, 2000, BB&T completed its merger with One Valley Bancorp, Inc. ("One Valley") of Charleston, West Virginia. The transaction was accounted for as a pooling of interests. In conjunction with the merger, BB&T issued 43.1 million shares of common stock in exchange for all of the outstanding common shares of One Valley.

  On September 29, 2000, BB&T completed its acquisition of Laureate Capital Corp. ("Laureate"), a commercial mortgage banking firm based in Charlotte, North Carolina. The transaction was accounted for as a purchase.

  On November 15, 2000, BB&T completed its acquisition of Edgar M. Norris & Co. ("Edgar Norris"), a brokerage firm based in Greenville, South Carolina. The transaction was accounted for as a purchase.

  On December 27, 2000, BB&T completed its acquisition of BankFirst Corporation ("BankFirst") of Knoxville, Tennessee. To consummate the transaction, which was accounted for as a purchase, BB&T issued 5.3 million shares of common stock in exchange for all of the outstanding common and preferred shares of BankFirst. BB&T recorded goodwill totaling $71.0 million in connection with this acquisition, which is being amortized using the straight-line method over 15 years.

Mergers and Acquisitions Pending at December 31, 2000

  On July 27, 2000, BB&T announced plans to acquire FCNB Corp. ("FCNB") of Frederick, Maryland. FCNB has $1.6 billion in assets and operates 34 banking offices primarily in Frederick and Montgomery counties in central Maryland. The transaction, which was accounted for as a pooling of interests, was consummated on January 7, 2001. BB&T issued 8.7 million shares of common stock in exchange for all of the outstanding common shares of FCNB. The financial statements presented herein have not been restated to reflect the accounts of FCNB.

  On September 6, 2000, BB&T announced plans to acquire FirstSpartan Financial Corp. ("FirstSpartan") of Spartanburg, South Carolina. FirstSpartan has $591 million in assets and operates eleven banking offices in Spartanburg and Greenville counties. The transaction, which was accounted for as a purchase, was consummated on March 2, 2001. BB&T issued 3.8 million shares of common stock in exchange for all of the outstanding common shares of FirstSpartan. BB&T recorded goodwill totaling $46.0 million in connection with this acquisition, which is being amortized using the straight-line method over 15 years.

  On December 5, 2000, BB&T announced plans to merge with Century South Banks Inc. ("Century South") of Alpharetta, Georgia. Century South has $1.6 billion in assets and operates 40 banking offices in Georgia, North Carolina, Tennessee, and Alabama. Shareholders of Century South will receive .93 shares of BB&T common stock in exchange for each share of Century South common stock held. The transaction, which is expected to be accounted for as a pooling of interests, is planned for completion in the second quarter of 2001.

  On January 24, 2001, BB&T announced plans to acquire Virginia Capital Bancshares Inc. ("VCAP") of Fredericksburg, Virginia. VCAP has $532.7 million in assets and operates four banking offices in the Washington-Baltimore combined metropolitan statistical area. Shareholders of VCAP will receive between .4958 and .6060 shares of BB&T common stock depending on a pricing period prior to the VCAP shareholders' meeting to vote on the proposed merger. The transaction, which is expected to be accounted for as a purchase, is planned for completion in the second quarter of 2001.

  On January 24, 2001, BB&T announced plans to merge with F&M National Corporation ("F&M") of Winchester, Virginia. F&M has $4 billion in assets and operates 163 banking offices, 13 mortgage banking offices, three trust offices, and six insurance offices. Shareholders of F&M will receive 1.09 shares of BB&T common stock in exchange for each share of F&M common stock held. The transaction, which is expected to be accounted for as a pooling of interests, is planned for completion in the third quarter of 2001.

Analysis of Financial Condition

  BB&T's average assets totaled $55.0 billion for the year ended December 31, 2000, an increase of $4.1 billion, or 8.1%, compared to the 1999 average of $50.9 billion. The major balance sheet categories with increases in average balances were: loans and leases, up $3.7 billion, or 10.8%, and securities, which increased $173.6 million, or 1.3%. Total other earning assets decreased $122.7 million, or 28.2%, compared to 1999. Total earning assets averaged $51.3 billion in 2000, an increase of

$3.7 billion, or 7.8%, compared to 1999. The primary components of growth in average total earning assets were commercial loans and leases, which increased $2.6 billion, or 15.2%, and consumer loans, which increased $1.1 billion, or 13.0%. These increases were partially offset by a $129.5 million, or 1.7% decrease in average mortgage loans compared to 1999.

  BB&T's average deposits totaled $35.9 billion, reflecting growth of $2.2 billion, or 6.4%, compared to 1999. The categories of deposits with the highest growth rates were money rate savings, which increased $994.0 million, or 11.3%, noninterest-bearing deposits, which increased $210.7 million, or 4.5%, and domestic time deposits, which increased $688.9 million, or 4.3%. The growth realized in these areas was offset by declines in savings and interest checking of $558.5 million, or 17.4%.

  BB&T has increasingly utilized nondeposit funding sources in recent years to support balance sheet growth. Short-term borrowed funds include federal funds purchased, securities sold under repurchase agreements, master notes and Federal Home Loan Bank ("FHLB") advances. Average short-term borrowed funds totaled $6.7 billion for the year ended December 31, 2000, an increase of $414.0 million, or 6.6%, over the 1999 average. BB&T has also utilized long-term debt based on the flexibility and cost-effectiveness of the alternatives available. Long-term funding sources also include FHLB advances, subordinated debt issued by the Corporation and subordinated notes issued by the subsidiary banks. Average long-term debt totaled $7.3 billion for 2000, up $1.2 billion, or 18.9%, compared to 1999, with the majority of the increase comprised of FHLB advances.

  The compound annual rate of growth in average total assets for the five-year period ended December 31, 2000, was 9.8%. Over the same five-year period, average loans and leases increased at a compound annual rate of 10.6%, securities increased at a compound annual rate of 7.5%, and deposits grew at a compound annual rate of 6.9%. All growth rates have been enhanced by acquisitions accounted for as purchases, as well as by internal growth.

Securities

  The securities portfolios provide earnings and liquidity, as well as providing an effective tool in managing interest rate risk. Management has historically emphasized investments with a duration of five years or less to provide greater flexibility in balance sheet management in changing interest rate environments. U.S. Treasury securities and U.S. government agency obligations, excluding mortgage-backed securities, comprised 63.4% of the portfolio at December 31, 2000, and provided improved yields compared to 1999. These securities had an average duration of 2.5 years at December 31, 2000. Mortgage-backed securities, which composed 18.4% of the total investment portfolio at year-end 2000, also provided improved yields compared to 1999, and generally have longer durations than BB&T's other investments. Total securities increased 9.3% in 2000, to a total of $13.9 billion at the end of the year.

  BB&T holds trading securities as a normal part of its operations. At December 31, 2000, BB&T had trading securities totaling $96.7 million that are reflected on BB&T's consolidated balance sheet. Market valuation gains and losses in BB&T's trading portfolio are reflected in current earnings.

  Securities held to maturity, which are composed of investments in obligations of states and municipalities, as well as investments in U.S. Treasuries, made up less than 1% of the total portfolio at December 31, 2000. Securities held to maturity are carried at amortized cost and totaled $69.3 million at December 31, 2000, compared to $404.9 million outstanding at the end of 1999. Market valuation gains and losses in the Corporation's held-to-maturity category affect neither earnings nor capital. The held-to-maturity portfolio had a net unrealized gain of $.5 million at December 31, 2000.

  Securities available for sale totaled $13.8 billion at year-end 2000 and are carried at estimated fair value. The available-for-sale portfolio is primarily composed of investments in U.S. Treasuries, government agency obligations and mortgage-backed securities. The available-for-sale portfolio also contains investments in obligations of states and municipalities, which composed 6.9% of the available-for-sale portfolio, and equity and other securities, which comprised 10.5% of the available-for-sale portfolio.

  During the second and third quarters of 2000, BB&T restructured the available-for-sale securities portfolio. This restructuring was undertaken to improve the overall yield of the portfolio, improve the liquidity, and reduce the average duration of the portfolio. BB&T sold $5.9 billion of U.S. Treasuries, obligations of U.S. government agencies, and mortgage-backed securities. BB&T incurred approximately $222 million in pretax losses as a result of these sales. The proceeds from these sales were reinvested in higher yielding securities, primarily obligations of U.S. government agencies. The restructuring improved the yield on the restructured portion of the portfolio by 133 basis points, from 6.31% to 7.64%. Management expects to recover the losses incurred over a three-year period through increased interest income generated as a result of the restructuring. As of December 31, 2000, the securities purchased as part of the restructuring had unrealized pretax gains of $203.0 million.

  The following table presents BB&T's securities portfolio by category disclosing maturities and average yields.

                                    Table 12
                                   Securities

                               December 31, 2000
                             ---------------------
                              Carrying    Average
                                Value    Yield (3)
                             ----------- ---------
                                  (Dollars in
                                  thousands)
   U.S. Treasury,
    government and agency
    obligations (1):
     Within one year         $   322,915   6.63%
     One to five years         4,962,833   7.35
     Five to ten years         3,830,162   7.63
     After ten years           2,296,594   6.99
                             -----------   ----
       Total                  11,412,504   7.35
                             -----------   ----
   States and political
    subdivisions:
     Within one year              26,773   7.48
     One to five years           163,319   7.63
     Five to ten years           500,284   7.55
     After ten years             298,538   7.52
                             -----------   ----
       Total                     988,914   7.55
                             -----------   ----
   Other securities:
     Within one year               5,393   6.35
     One to five years            20,928   7.00
     Five to ten years            10,280   6.75
     After ten years              88,711   6.75
                             -----------   ----
       Total                     125,312   6.77
                             -----------   ----
   Securities with no
    stated maturity            1,421,126   5.80
                             -----------   ----
       Total securities (2)  $13,947,856   7.20%
                             ===========   ====

--------
(1) Included in U.S. Treasury, government and agency obligations are mortgage-backed securities totaling $2.6 billion classified as available for sale and disclosed at estimated fair value. These securities are included in each of the categories based upon final stated maturity dates. The original contractual lives of these securities range from five to 30 years; however, a more realistic average maturity would be substantially shorter because of the monthly return of principal on certain securities.
(2) Includes securities held to maturity of $69.3 million carried at amortized cost, and securities available for sale and trading securities carried at estimated fair values of $13.8 billion and $96.7 million, respectively.
(3)  Taxable equivalent basis as applied to amortized cost.

  The available-for-sale portfolio composed 98.8% of total securities at December 31, 2000. Management believes that the high concentration of securities in the available-for-sale portfolio allows greater flexibility in the day-to-day management of the overall portfolio than the held-to-maturity classification.

  The market value of the available-for-sale portfolio at year-end 2000 was $175.0 million greater than the amortized cost of these securities. At December 31, 2000, BB&T's available-for-sale portfolio had net unrealized appreciation, net of deferred income taxes, of $103.5 million, which is reported as a separate component of shareholders' equity. At December 31, 1999, the available-for-sale portfolio had net unrealized depreciation of $309.4 million, net of deferred taxes. The net unrealized gains recorded in the available-for-sale portfolio at year-end 2000 reflect the results of the portfolio restructuring undertaken during the year.

  The fully taxable equivalent ("FTE") yield on the total securities portfolio was 7.00% for the year ended December 31, 2000, compared to 6.57% for the prior year. The increase in the FTE yield reflects higher yields earned on U.S. Treasuries, agency obligations and mortgage-backed securities due to the successful restructuring of the portfolio. The yield on U.S. Treasury and government agency obligations increased from 6.51% in 1999 to 7.02% in 2000, while the yield on mortgage-backed securities increased from 6.49% to 6.90% and the FTE yield on state and municipal securities decreased from 7.65% last year to 7.49% in the current year. As previously mentioned, the restructuring improved the yield on the restructured portion of the portfolio by 133 basis points, which contributed significantly to the overall securities yield.

Loans and Leases

  BB&T continued to enjoy strong loan growth during 2000, with end of period loans, excluding loans held for sale, increasing $4.1 billion, or 11.5%, as compared to 1999. Average total loans and leases for 2000 increased $3.7 billion, or 10.8%, as compared to 1999.

  Commercial and consumer loan portfolios grew at a much faster rate than mortgage loans during 2000, which reflected a slow-down in the mortgage market due to rising interest rates as well as the securitization of a part of the existing mortgage portfolio. BB&T acquired a number of community banks and thrift institutions in recent years, which resulted in a significant percentage of the consolidated loan portfolio being composed of mortgages. Also, BB&T is the largest originator of mortgage loans in the Carolinas. Through the use of securitization programs and sales of fixed-rate mortgage loan originations, combined with BB&T's commercial and consumer lending focus, the mix of the loan portfolio has changed in recent periods compared to prior years. The change in the weighting of the portfolio to a higher percentage of commercial and consumer loans and a lower percentage of mortgage loans has had a positive effect on the overall yield of the portfolio. Average mortgage loans decreased $129.5, million or 1.7%, in 2000 as compared to 1999, and represented 20.2% of average total loans, compared to 22.7% a year ago. Average commercial loans, including lease receivables, increased 15.2% in 2000 as compared to 1999, and now compose 52.2% of the loan portfolio, compared to 50.2% in 1999. Average consumer loans, which includes sales finance, revolving credit and direct retail, increased $1.2 billion, or 13.2%, for the year ended December 31, 2000 as compared to the same period in 1999 and compose the remaining 27.6% of average loans.

  The growth rates of average loans in the current year were affected by loan portfolios held by companies that were acquired during 2000 and accounted for as purchases. Also, the securitization of $304.8 million of mortgage loans during 1999 and $984.5 million in 2000 affected the reported growth in average mortgage loans. During 2000, loans totaling $612.7 million were acquired through the purchase of BankFirst Corporation ("BankFirst"). Excluding the effect of these purchase accounting transactions and the loan securitizations, average "internal" loan growth for the year ended

December 31, 2000, was 11.9% compared to 1999. Excluding the effects of purchase accounting transactions and loan securitizations, average mortgage loans, including loans held for sale, increased 7.1%, commercial loans grew 14.7%, and consumer loans increased 10.5% in 2000 as compared to 1999.

  The combination of the change in loan mix to a higher percentage of commercial and consumer loans, the growth of the overall loan portfolio and the increase in the yield of the portfolio, from 8.79% for the twelve months of 1999 to 9.34% in 2000, resulted in a 17.2% increase in interest income from loans and leases in the current year. The average annualized fully taxable equivalent ("FTE") yields on commercial, consumer and mortgage loans for 2000 were 9.56%, 10.14%, and 7.73%, respectively. The 55 basis point increase in the average yield on loans resulted from the aforementioned more profitable mix of loan portfolio and generally higher interest rates prevalent during 2000, including a higher average prime rate, compared to 1999. For the year ended 2000, the prime rate, which is the basis for pricing many commercial and consumer loans, averaged 9.24%, compared to 8.00% for 1999.

Asset Quality

  BB&T's asset quality remained excellent at December 31, 2000. Nonperforming assets totaled $193.5 million at year-end, as compared to $152.6 million in 1999, an increase of 26.8%. Nonaccrual and restructured loans and leases at year-end 2000 increased to $150.5 million, or 24.7%, over 1999, while assets acquired through foreclosure and repossession increased to $43.0 million, an increase of 34.9% over 1999. As a percentage of total assets, nonperforming assets were .33% at December 31, 2000, compared to .29% at the end of 1999. As a percentage of loans plus foreclosed properties, nonperforming assets totaled
 .48% at December 31, 2000, compared to .43% at the end of 1999. The allowance for loan and lease losses, as a percentage of loans and leases, was 1.30% at December 31, 2000, compared to 1.33% at year-end 1999. Loans 90 days or more past due and still accruing interest increased to $72.3 million at year-end 2000 compared to $60.0 million at December 31, 1999. Net charge- offs as a percentage of average loans and leases also improved during 2000, decreasing to
 .25% from .27% in 1999.

  The following table reflects relevant asset quality information for BB&T for the past three years.

                                    Table 13
                                 Asset Quality

                                                        December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
                                                   (Dollars in thousands)
Nonaccrual loans and leases*                     $149,945  $118,975  $119,138
Restructured loans                                    492     1,681     3,744
Foreclosed property                                43,033    31,894    37,231
                                                 --------  --------  --------
  Nonperforming assets                           $193,470  $152,550  $160,113
                                                 ========  ========  ========
  Loans 90 days or more past due and still
   accruing                                      $ 72,256  $ 59,974  $ 63,316
                                                 ========  ========  ========
Asset Quality Ratios:
  Nonaccrual and restructured loans and leases
   as a percentage of loans and leases                .37%      .34%      .38%
  Nonperforming assets as a percentage of:
    Total assets                                      .33       .29       .33
    Loans and leases plus foreclosed property         .48       .43       .49
  Net charge-offs as a percentage of average
   loans and leases                                   .25       .27       .28
  Allowance for losses as a percentage of loans
   and leases                                        1.30      1.33      1.37
  Ratio of allowance for losses to:
    Net charge-offs                                  5.45x     5.29x     5.12x
    Nonaccrual and restructured loans and leases     3.47      3.96      3.60

--------
NOTE: Items referring to loans and leases are net of unearned income and include loans held for sale.
* Includes $42.7 million, $39.1 million and $50.7 million of impaired loans at December 31, 2000, 1999 and 1998, respectively. See Note D in the "Notes to Consolidated Financial Statements."

Allowance for Loan and Lease Losses

  BB&T's allowance for loan and lease losses totaled $522.0 million at December 31, 2000, compared to $477.3 million at the end of 1999, an increase of 9.4%. As a percentage of loans and leases outstanding, the allowance decreased from 1.33% at December 31, 1999, to 1.30% at the end of 2000, as a result of continued strong asset quality. The ratio of the allowance to net charge-offs increased from 5.29 times for 1999 to 5.45 times in 2000.

  BB&T provides specific allowances for certain business loans and lease receivables and provides general allowances for all types of loans to provide for losses inherent in the loan portfolios. As disclosed in Table 5 in "Description of Business," the general reserve percentages applied to the various risk grades of commercial loans did not change from 1999 to 2000, reflecting management's determination that the overall risk associated with each risk grade did not change substantially during 2000. As is also visible in the table, the percentages of commercial loans in each risk grade did not significantly change from 1999 to 2000. Specific reserves are typically provided on all loans classified as Special Mention, Substandard or Doubtful. The general reserve percentages disclosed in Table 5 are applied to the commercial loan balances in each risk grade to determine the total general reserves on commercial loans and lease receivables. Please refer to the discussion preceding and following Table 5 for BB&T's reserve policy and methodology.

  General reserves established to cover losses inherent in noncommercial loan categories are derived based on a weighted average of actual loan losses over the last four years. Thus, these rates change each year based on trends in actual observed loan losses. To calculate the reserve rate applied to each category, a weight of 40% is given to the most current year's loan loss percentage. A weight of 30% is applied to the loan loss ratio from two years ago, a 20% weight to the loss ratio from three years ago, and the remaining 10% weight is applied to the loan loss percentage from four years ago. The resulting reserves are applied to the outstanding loan balances at period end to determine the total general reserves on noncommercial loans. Specific reserves may be established for noncommercial loans as considered necessary.

  Recently acquired subsidiaries are considered separately for purposes of calculating the allowance for loan losses. At December 31, 2000, these subsidiaries included Hardwick Holding Company and First Banking Company of Southeast Georgia, which were acquired in June, 2000 and accounted for as poolings of interests, and BankFirst Corporation, which was acquired in December, 2000 and accounted for as a purchase. These recently acquired subsidiaries, which have not yet been converted to BB&T's operating systems, are considered separately because the related loans have not yet been subjected to BB&T's credit monitoring policies and procedures, nor have they been assigned a BB&T risk grade. Management considers historical loan loss experience in determining reserves for these subsidiaries. Also, evidence gathered during due diligence performed in connection with the mergers is considered in calculating the reserve. At December 31, 2000 and 1999, these subsidiaries had $1.3 billion and $637.7 million in total loans outstanding, respectively, and related reserves totaling $27.1 million and $12.0 million, respectively.

  The unallocated allowance totaled $121.6 million at December 31, 2000, down from $135.5 million, or 10.2%, from the unallocated balance at December 31, 1999, as restated for business combinations accounted for as poolings of interests. The unallocated allowance was 23.3% of the total allowance at 2000, compared to 28.4% in 1999. Due to the effects of mergers and acquisitions, which in many cases had higher relative allowance levels than BB&T in the period preceding completion of the transaction, together with BB&T's continued strong credit quality, the overall allowance as a percentage of outstanding loans and leases decreased slightly, from 1.33% of total loans and leases at December 31, 1999, to 1.30% of total loans at year-end 2000. As a result of the methodology utilized by BB&T in restating prior year allowance allocations for merged companies, the portion of these companies' allowance considered unallocated for periods prior to 2000 is typically higher in relation to their total allowance than that of BB&T. This contributed to the decline in this element of the allowance at year-end 2000 compared to 1999.

  Please refer to Table 6 in the "Description of Business" section, which reflects BB&T's allowance allocations for the last five years.

  Management does not believe that the level of risk inherent in the categories of the portfolio at year-end 2000 changed substantially compared to year-end 1999. Because of this, there were no changes in the estimation methods or fundamental assumptions used in the calculations. The higher outstanding balance of commercial loans and lower balance of mortgage loans at December 31, 2000, compared to year-end 1999, resulted in the fluctuations in specific and general reserves applicable to those loan types. There were no reallocations of the allowance from 1999, nor were there any significant changes in asset quality trends other than as discussed in "Asset Quality."

Deposits and Other Borrowings

  Client deposits generated through the BB&T branch network are the largest source of funds to support loan and other asset growth. Core deposits compose BB&T's primary source of funding; however, as depositors have sought greater returns on their investment growth rates of core deposits have not kept pace with asset growth. Therefore, nondeposit funding sources have increasingly been used to fund balance sheet growth.

  Total deposits at December 31, 2000, were $38.0 billion, an increase of $3.9 billion, or 11.3%, compared to year-end 1999. The increase in deposits was driven by a 15.9% increase in money rate savings accounts, a 17.9% increase in certificates of deposit and other time deposits, and a 4.5% increase in noninterest-bearing deposits. For the year ended December 31, 2000, total deposits averaged $35.9 billion, an increase of $2.2 billion, or 6.4%, compared to 1999. This increase was led by a 4.5% increase in average noninterest-bearing deposits and an 11.3% increase in money rate savings accounts. These increases were offset by a 17.4% decrease in average savings and interest-checking accounts. Other time deposits, including individual retirement accounts and certificates of deposit, increased 8.9% on average in 2000 and remain BB&T's largest category of average deposits, comprising 51.7% of average total deposits.

  The average rates paid on interest-bearing deposits increased during 2000 to 4.77% from 4.14% in 1999. The increase resulted from higher average rates paid on most major categories of interest-bearing deposits. The average rate paid on certificates of deposit and other time deposits increased from 5.16% in 1999 to 5.82% in the current year and the average cost of money rate savings increased from 2.97% to 3.63% in 2000. These increases were offset somewhat by decreases in the average cost of interest-checking from 1.93% to 1.77% and savings deposits from 1.88% to 1.61%.

  BB&T also uses various types of short-term borrowed funds to supplement deposits in order to fulfill funding needs. The types of short-term borrowings utilized by the Corporation include Federal funds purchased, which composed 20.0% of total short-term borrowed funds and securities sold under repurchase agreements, which comprised 37.3% of short-term borrowed funds at year-end 2000. Master notes, U.S. Treasury tax and loan deposit notes, short-term bank notes and short-term Federal Home Loan Bank ("FHLB") advances are also utilized to meet short-term funding needs. Average short-term borrowed funds totaled $6.7 billion during 2000, an increase of $413.9 million, or 6.6%, from 1999, while short-term borrowed funds at year-end 2000 were $7.0 billion, an decrease of $1.0 billion, or 12.7%, compared to year-end 1999. The rates paid on average short-term borrowed funds increased from 4.89% in 1999 to 6.01% during 2000. The increase in the cost of short-term borrowed funds resulted from the higher interest rate environment during 2000, resulting in a 127 basis point increase in the average Federal funds rate for 2000.

  BB&T also utilizes long-term debt to provide both funding and, to a lesser extent, regulatory capital. Total outstanding long-term debt at December 31, 2000, totaled $8.4 billion, an increase of $2.3 billion, or 37.6%, from year-end 1999. After long-term rates peaked in May, BB&T systematically added longer term debt in order to take advantage of declining rates. For the year ended December 31, 2000, average long-term debt increased $1.2 billion, or 18.9%, compared to the average for 1999. BB&T's long-term debt consists primarily of FHLB advances, which composed 73.9% of total outstanding long-term debt at December 31, 2000, and medium-term bank notes, which composed 14.4% of the year-end balance. FHLB advances are cost-effective long-term funding sources that provide BB&T the flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity. The average rate paid on long-term debt increased from 5.47% during 1999 to 6.05% during 2000.

  Liquidity needs are a primary consideration in evaluating funding sources. BB&T's strategy is to maintain funding flexibility, in order that the Corporation may react rapidly to opportunities that may become available in the marketplace. BB&T will continue to focus on traditional core funding strategies, including targeting growth in noninterest-bearing deposits and money rate savings accounts. Also, if rates and terms are deemed attractive, additional long-term funding may be pursued.

Analysis of Results of Operations

  Consolidated net income for 2000 totaled $626.4 million, which generated basic earnings per share of $1.57 and diluted earnings per share of $1.55. Net income for 1999 was $705.6 million and net income for 1998 totaled $651.7 million. Basic earnings per share were $1.78 in 1999 and $1.67 in 1998, while diluted earnings per share were $1.75 and $1.64, respectively.

  BB&T incurred significant expenses related principally to the consummation of mergers and acquisitions during 2000, 1999 and 1998, which are reflected in reported earnings. During 2000, BB&T recorded $248.6 million in after-tax nonrecurring charges primarily associated with the mergers of Premier, Hardwick, First Banking and One Valley, and with the restructuring of the securities portfolio as discussed in "Securities" above. Merger-related charges include the consolidation of branch offices and bank operating functions, merger-related personnel costs and other expenses. Excluding the effects of these items, BB&T's net income for 2000 would have been $875.1 million, or $2.17 per diluted share.

  In 1999, BB&T incurred $61.7 million in net after-tax charges primarily incurred in conjunction with mergers and acquisitions. These expenses included personnel-related expenses, such as staff relocation, early retirement packages and contract settlements; occupancy, furniture and equipment expenses including branch consolidation; and other costs, such as operational charge-offs, professional fees, etc. Excluding the effects of these charges, BB&T's net income for 1999 would have totaled $767.3 million, or $1.91 per diluted share.

  In 1998, BB&T incurred $17.9 million in net after-tax charges primarily incurred in conjunction with mergers and acquisitions. These expenses included costs similar in type to those described in the preceding paragraph. Excluding the effects of these charges, BB&T's net income for 1998 would have totaled $669.7 million, or $1.68 per diluted share.

  Excluding the effect of the above nonrecurring items from the three years presented, BB&T's net income for 2000 increased $107.8 million, or 14.0%, compared to 1999, while diluted earnings per share increased $.26, or 13.6%. Net income for 1999, excluding nonrecurring items, increased $97.6 million, or 14.6%, while diluted earnings per share increased $.23, or 13.7%, compared to 1998.

  Two important and commonly used measures of profitability are return on assets (net income as a percentage of average total assets) and return on shareholders' equity (net income as a percentage of average common shareholders' equity). BB&T's returns on average assets were 1.14%, 1.39% and 1.43% for the years ended December 31, 2000, 1999 and 1998, respectively. The returns on average common shareholders' equity were 14.55%, 17.45% and 17.41% for the last three years. The returns on average assets produced by BB&T's earnings, excluding the nonrecurring charges discussed above, were 1.59% for 2000, 1.51% for 1999 and 1.47% for 1998. BB&T's returns on average shareholders' equity, excluding the nonrecurring charges, were 20.33%, 18.97% and 17.89%, for the years ended December 31, 2000, 1999 and 1998, respectively.

Net Interest Income

  Net interest income is BB&T's primary source of revenue. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on earning assets and the interest rates paid to obtain funding to support the assets. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the "FTE" adjustment) and the cost of the supporting funds is measured by the net interest margin. The accompanying table presents the dollar amount of changes in interest income and interest expense, and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionately.

                                   Table 14
               FTE Net Interest Income and Rate/Volume Analysis
             For the Years Ended December 31, 2000, 1999 and 1998

                            Average Balances             Yield/Rate               Income/Expense
                   ----------------------------------- ----------------  --------------------------------
                      2000        1999        1998     2000  1999  1998     2000       1999       1998
                   ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
                                                                              (Dollars in thousands)
 Assets
 Securities (1):
 U.S. Treasury,
 government and
 other             $12,420,661 $12,261,714 $10,899,209 6.96% 6.49% 6.65%   $864,961 $  795,483 $  725,280
 States and
 political
 subdivisions          970,622     955,994     649,383 7.49  7.65  7.99      72,740     73,100     51,888
                   ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
  Total
  securities (5)    13,391,283  13,217,708  11,548,592 7.00  6.57  6.73     937,701    868,583    777,168
 Other earning
 assets (2)            311,774     434,495     438,079 6.82  5.06  5.56      21,266     21,997     24,345
 Loans and
 leases, net of
 unearned
 income
 (1)(3)(4)(5)       37,569,941  33,904,694  30,543,475 9.34  8.79  9.07   3,510,735  2,981,635  2,769,855
                   ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
 Total earning
 assets             51,272,998  47,556,897  42,530,146 8.72  8.14  8.40   4,469,702  3,872,215  3,571,368
                   ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
 Non-earning
 assets              3,689,318   3,307,595   2,951,782
                   ----------- ----------- -----------
  Total assets     $54,962,316 $50,864,492 $45,481,928
                   =========== =========== ===========
 Liabilities and
 Shareholders'
 Equity
 Interest-bearing
 deposits:
 Savings and
 interest-
 checking          $ 2,646,809 $ 3,205,315 $ 3,519,414 1.68  1.90  2.13      44,363     60,897     75,056
 Money rate
 savings             9,789,555   8,795,744   7,123,108 3.63  2.97  3.13     355,005    261,375    222,767
 Other time
 deposits           18,568,252  17,044,678  16,302,152 5.82  5.16  5.48   1,080,908    879,195    892,836
                   ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
  Total
  interest-
  bearing
  deposits          31,004,616  29,045,737  26,944,674 4.77  4.14  4.42   1,480,276  1,201,467  1,190,659
 Short-term
 borrowed funds      6,684,688   6,270,755   5,255,111 6.01  4.89  5.20     401,713    306,545    273,223
 Long-term debt      7,271,632   6,116,548   4,647,116 6.05  5.47  5.79     440,057    334,593    269,226
                   ----------- ----------- ----------- ----  ----  ----  ---------- ---------- ----------
  Total
  interest-
  bearing
  liabilities       44,960,936  41,433,040  36,846,901 5.16  4.45  4.70   2,322,046  1,842,605  1,733,108
 Noninterest-
 bearing
 deposits            4,893,035   4,682,417   4,248,653
 Other
 liabilities           803,514     705,051     643,028
 Shareholders'
 equity              4,304,831   4,043,984   3,743,346
                   ----------- ----------- -----------
  Total
  liabilities
  and
  shareholders'
  equity           $54,962,316 $50,864,492 $45,481,928
                   =========== =========== ===========
 Average interest
 rate spread                                           3.56  3.69  3.70
 Net yield on
 earning assets                                        4.19% 4.27% 4.32% $2,147,656 $2,029,610 $1,838,260
                                                       ====  ====  ====  ========== ========== ==========
 Taxable
 equivalent
 adjustment                                                              $  130,028 $   96,662 $   78,555
                                                                         ========== ========== ==========
                           2000 v. 1999                   1999 v. 1998
                   ------------------------------ ------------------------------
                                Change due to                  Change due to
                    Increase  -------------------  Increase  -------------------
                   (Decrease)   Rate     Volume   (Decrease)   Rate     Volume
                   ---------- --------- --------- ---------- --------- ---------
 Assets
 Securities (1):
 U.S. Treasury,
 government and
 other              $ 69,478  $ 59,053  $ 10,425   $ 70,203  $(18,570) $ 88,773
 States and
 political
 subdivisions           (360)   (1,469)    1,109     21,212    (2,321)   23,533
                   ---------- --------- --------- ---------- --------- ---------
  Total
  securities (5)      69,118    57,584    11,534     91,415   (20,891)  112,306
 Other earning
 assets (2)             (731)    6,450    (7,181)    (2,348)   (2,150)     (198)
 Loans and
 leases, net of
 unearned
 income
 (1)(3)(4)(5)        529,100   193,996   335,104    211,780   (85,800)  297,580
                   ---------- --------- --------- ---------- --------- ---------
 Total earning
 assets              597,487   258,030   339,457    300,847  (108,841)  409,688
                   ---------- --------- --------- ---------- --------- ---------
 Non-earning
 assets
  Total assets
 Liabilities and
 Shareholders'
 Equity
 Interest-bearing
 deposits:
 Savings and
 interest-
 checking            (16,534)   (6,669)   (9,865)   (14,159)   (7,789)   (6,370)
 Money rate
 savings              93,630    61,892    31,738     38,608   (11,552)   50,160
 Other time
 deposits            201,713   118,981    82,732    (13,641)  (53,269)   39,628
                   ---------- --------- --------- ---------- --------- ---------
  Total
  interest-
  bearing
  deposits           278,809   174,204   104,605     10,808   (72,610)   83,418
 Short-term
 borrowed funds       95,168    73,896    21,272     33,322   (17,073)   50,395
 Long-term debt      105,464    37,980    67,484     65,367   (15,727)   81,094
                   ---------- --------- --------- ---------- --------- ---------
  Total
  interest-
  bearing
  liabilities        479,441   286,080   193,361    109,497  (105,410)  214,907
 Noninterest-
 bearing
 deposits
 Other
 liabilities
 Shareholders'
 equity
  Total
  liabilities
  and
  shareholders'
  equity
 Average interest
 rate spread
 Net yield on
 earning assets     $118,046  $(28,051) $146,096   $191,350  $ (3,431) $194,781
                   ========== ========= ========= ========== ========= =========
 Taxable
 equivalent
 adjustment

-----
(1) Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3) Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4) Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5) Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.

  For 2000, net interest income on an FTE adjusted basis totaled $2.1 billion, compared with $2.0 billion in 1999 and $1.8 billion in 1998. The increase in net interest income during 2000 resulted from increased interest income from loans, up $529.1 million and from investment securities, up $69.1 million. During the same period, average balances of deposits and short-term and long-term borrowing, as well as higher average costs for these funds, resulted in an increase of $479.4 million in total interest expense.

  The FTE-adjusted net interest margin is the primary measure used in evaluating the effectiveness of the management of earning assets and the liabilities funding those assets. The FTE adjusted net interest margin was 4.19% in 2000, 4.27% in 1999 and 4.32% in 1998. The eight basis point decrease in margin during 2000 primarily resulted from three principal factors. First, the most substantial component of the decline was the increased costs of interest-bearing deposits and borrowed funds. Second, BB&T increased the level of its investments in bank owned life insurance products, which add to the cost of funds included in interest expense, but produce revenue that is classified as noninterest income. Third, BB&T has had an active common stock repurchase program in recent years. For acquisitions accounted for under the purchase method of accounting, it is BB&T's policy to acquire the shares of its common stock that will be issued to consummate those transactions, as allowed under generally accepted accounting standards. The cost of funds related to share repurchases resulted in an approximate two basis point decline in 2000 margin.

  In order to partially offset the decrease in margin discussed above, BB&T restructured the available-for-sale securities portfolio early in the third quarter of 2000, as referred to in "Securities" above. The restructuring was undertaken to improve the overall yield of the portfolio, reduce the duration and improve the liquidity of the portfolio. BB&T reinvested the proceeds from these sales in higher yielding securities resulting in an improvement of approximately five basis points in the 2000 net interest margin.

Provision for Loan and Lease Losses

  A provision for loan and lease losses is charged against earnings in order to maintain the allowance for loan and lease losses at a level that reflects management's evaluation of the risk inherent in the portfolio as discussed above. The amount of the provision is based on continuing assessments of nonperforming and "watch list" loans, analytical reviews of loan loss experience in relation to outstanding loans, and management's judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. The provision for loan and lease losses recorded by BB&T in 2000 was $127.4 million, compared with $114.4 million in 1999 and $114.7 million in 1998.

  The increase in the current year provision for loan and lease losses resulted from increased dollars of net charge-offs during the year, as well as adjustment for acquired companies in order to comply with BB&T's reserve policy. Net charge-offs were .25% of average loans and leases for 2000 compared to .27% of average loans during 1999. The allowance for loan and lease losses was 1.30% of loans and leases outstanding and was at 3.47 times total nonaccrual and restructured loans and leases at year-end 2000, compared to 1.33% and 3.96 times, respectively, at December 31, 1999.

Noninterest Income

  Noninterest income includes service charges on deposit accounts, trust revenues, mortgage banking income, investment banking and brokerage fees, insurance commissions, gains and losses on securities transactions and other commissions and fees derived from bank-related activities.

  Noninterest income for 2000 totaled $777.0 million, compared with $875.1 million in 1999 and $690.4 million in 1998. The 2000 noninterest income reflects a decrease of $98.1 million, or 11.2%, compared to 1999. Noninterest income for 1999 was $184.7 million, or 26.7%, higher than 1998. The 2000 results includes the effect of the restructuring of the securities portfolio during the second and third quarters of the year (as further discussed in the "Securities" section), which reduced total noninterest income by $222 million. Excluding the effect of the securities portfolio restructuring, noninterest income would have increased $123.9 million, or 14.2%, compared to 1999. The major categories of noninterest income for 2000 are discussed in the following paragraphs.

  Service charges on deposit accounts represent BB&T's largest single source of noninterest revenue. Such revenues totaled $264.1 million in 2000, an increase of $24.9 million, or 10.4%, compared to 1999. Service charges during 1999 totaled $239.1 million, which represented a 11.2% increase compared with 1998. The primary factors contributing to these increases were changes in the fee structure for deposit-related services and higher fees earned from commercial account analysis and overdrafts, as well as personal account service charges.

  Income from mortgage banking activities (which includes revenues from originating, marketing and servicing mortgage loans) totaled $103.1 million in 2000, $163.6 million in 1999 and $127.1 million in 1998. In 2000, mortgage banking income decreased $60.5 million, or 37.0%, compared to 1999. This decline resulted from losses on sales of mortgage loans, lower origination fees as compared to 1999, and the recapture in 1999 of valuation allowances related to capitalized mortgage servicing rights established in 1998.

  BB&T has an extensive insurance agency network which is the 11th largest in the nation. Commission income from the agency network totaled $129.7 million in 2000, an increase of $50.2 million, or 63.2%, compared to 1999. Commission income for 1999 totaled $79.5, an increase of $27.3 million, or 52.3% compared to 1998. During 1999 and 2000, BB&T continued to acquire quality insurance agencies in current markets. These acquisitions, accounted for as purchases, resulted in an increase of $23.2 million in agency insurance commissions during 2000. In addition to acquisition activity, commissions have increased due to strong growth in group health coverage, property and casualty insurance, life insurance, as well as internal growth in the existing agency network and products.

  Revenue from corporate and personal trust services totaled $76.0 million in 2000, $70.1 million in 1999 and $54.9 million in 1998. The 2000 revenue reflects an increase of $5.9 million, or 8.5% over 1999, which was $15.2 million, or 27.8%, more than 1998. Managed assets totaled $15.3 billion at the end of 2000 compared to $14.3 billion at December 31, 1999. The revenue increases in 2000 and 1999 are primarily the result of internal growth, driven by increased general trust services income and higher revenues from estate management and higher mutual fund fees. BB&T manages its own family of mutual funds, which are marketed through its broker/dealer subsidiaries. Fees from the management of these funds increased $3.1 million during 2000.

  Investment banking and brokerage fees and commissions totaled $162.0 million in 2000, $128.6 million in 1999 and $45.7 million in 1998. The 2000 revenue reflects an increase of $33.4 million, or 25.9% over 1999, which was $82.9 million, or 181.3% greater than 1998. As previously reported, the large increase in 1999 over 1998 revenue was primarily the result of the acquisition of Scott & Stringfellow Financial, Inc., on March 26, 1999. The Scott & Stringfellow acquisition was accounted for as a purchase; therefore, its operating results were only included in BB&T's accounts in periods following the acquisition.

  Other nondeposit fees and commissions, including bankcard fees and merchant discounts and international income, totaled $148.0 million in 2000, an increase of $25.8 million, or 21.2%, compared with $122.2 million earned in 1999, which represented an increase of $17.1 million, or 16.3%, over the $105.1 million in 1998 revenue. Major sources of nondeposit fees and commissions generating the increase in 2000 revenue include merchant discount and other bankcard fees, which increased $9.6 million, or 22.4%, and ATM and Point of Sale fees, which increased $2.7 million, or 8.3%, due primarily to an increase in the number of ATMs in service. BB&T's international banking unit also enjoyed a strong year, with revenues up $1.2 million, or 19.9%, compared to 1999. The increase in this category of revenue in 1999 compared to 1998 was primarily the result of higher bankcard fees and merchant discount and increased ATM and Point of Sale fees.

  Other noninterest income totaled $90.9 million for the twelve months ended December 31, 2000, up $32.9 million, or 56.7%, compared to 1999. This was primarily the result of income from increased investments in bank-owned life insurance, which represented 81% of the increase. The remaining increase reflects income from investments in venture capital, which totaled $4.2 million. Other noninterest income totaled $58.0 million for 1999, up $3.0 million, or 4.9%, compared to 1998.

  The ability to generate significant amounts of noninterest revenues in the future will be very important to the ultimate success of BB&T. Through its subsidiaries, BB&T will continue to focus on asset management, mortgage banking, trust, insurance, investment and brokerage services, as well as other fee-producing products and services. BB&T plans to continue to pursue acquisitions of additional insurance agencies and explore strategic acquisitions of other nonbank entities as a means of continuing to expand fee-based revenues. Also, among BB&T's principal strategies following the acquisition of a financial institution is the cross-sell of noninterest-income generating products and services to the acquired institution's client base. BB&T will continue to focus on this strategy in the future.

  The following table provides a breakdown of BB&T's noninterest income:

                                    Table 15
                               Noninterest Income

                                                                % Change
                                                             ----------------
                                 Years Ended December 31,
                                ---------------------------- 2000 v.  1999 v.
                                  2000      1999      1998    1999     1998
                                --------  --------  -------- -------  -------
                                  (Dollars in thousands)
Service charges on deposits     $264,084  $239,144  $215,021   10.4%    11.2%
Mortgage banking income          103,086   163,562   127,122  (37.0)    28.7
Trust income                      76,016    70,079    54,851    8.5     27.8
Agency insurance commissions     129,727    79,499    52,186   63.2     52.3
Other insurance commissions       15,580    13,991    13,099   11.4      6.8
Securities (losses) gains, net  (218,531)   (6,149)   10,155     NM       NM
Bankcard fees and merchant
 discounts                        52,484    42,883    36,657   22.4     17.0
Investment banking and
 brokerage fees and
 commissions                     161,964   128,609    45,723   25.9    181.3
Other bank service fees and
 commissions                      88,173    73,153    63,855   20.5     14.6
International income               7,337     6,120     4,563   19.9     34.1
Amortization of negative
 goodwill                          6,243     6,243     6,243    --       --
Other noninterest income          90,859    57,987    60,952   56.7     (4.9)
                                --------  --------  --------  -----    -----
  Total noninterest income      $777,022  $875,121  $690,427  (11.2)%   26.8%
                                ========  ========  ========  =====    =====

--------
NM--not meaningful

Noninterest Expense

  Noninterest expense totaled $1.8 billion in 2000, $1.6 billion in 1999 and $1.4 billion in 1998. Certain material, nonrecurring items stemming from mergers and acquisitions were recorded as charges to noninterest expenses during 2000, 1999 and 1998. In 2000, $140.0 million in pretax merger-related expenses were recorded as charges to noninterest expenses, while 1999 included $71.5 million in these types of costs and $19.9 million in nonrecurring charges were recognized in 1998. Excluding the impact of these nonrecurring charges from all years, noninterest expense increased $45.9 million, or 2.9%, from 1999 to 2000 and $218.6 million, or 16.1%, from 1998 to 1999. These growth rates include the effects of acquisitions accounted for as purchases, including BankFirst, Scott & Stringfellow, Matewan and numerous insurance agencies. Excluding the merger-related charges and the growth in expenses from purchase transactions, BB&T's noninterest expense would have decreased 1.8% from 1999 to 2000, reflecting effective expense control.

  The control of noninterest expenses is a management priority. The primary measure of the effectiveness of noninterest expense control is the efficiency ratio, which is calculated by dividing total noninterest expenses by tax equivalent net interest income plus noninterest income. The efficiency ratio measures the percentage of revenues that are absorbed by costs of production. For 2000, BB&T's efficiency ratio, excluding the effects of merger-related charges, foreclosed property expense and restructuring of the securities portfolio, was 51.5%. Comparable ratios for 1999 and 1998 were 54.0% and 53.8%, respectively. The relatively flat trend in efficiency ratios during recent years and current year improvement is a positive reflection on expense control because, during this time period, BB&T has substantially increased its noninterest revenue-producing lines of business, which typically have higher efficiency ratios than traditional banking operations. Additionally, acquisitions of traditional financial institutions generally cause the efficiency ratio to increase until merger synergies are realized, which typically does not fully occur in the first year of the combination.

  Total personnel expense, the largest component of noninterest expense, totaled $922.9 million in 2000, $834.9 million in 1999 and $700.3 million in 1998. Total personnel expense includes salaries and wages, as well as pension and other employee benefits costs. Personnel expenses for 2000, 1999 and 1998 include nonrecurring merger-related costs in the form of severance pay, contract termination payments, costs of funding early retirement packages and other related benefits. Total personnel expense, excluding nonrecurring charges, increased $70.5 million, or 8.6% in 2000. A significant portion of this increase is the result of acquisitions accounted for as purchases in both 2000 and 1999. Excluding the effect of these transactions, personnel expense increased $28.0 million, or 3.4%, which reflects normal annual adjustments to compensation and increased incentive-related compensation.

  Net occupancy and equipment expense totaled $265.0 million in 2000, $245.9 million in 1999 and $208.3 million in 1998. These amounts include nonrecurring charges of $19.3 million in 2000, $6.1 million in 1999 and $1.1 million in 1998 related to branch closings and consolidations of backroom operations and information systems associated with mergers. Excluding nonrecurring charges, net occupancy and equipment expense for 2000 increased $5.8 million, or 2.4% compared to 1999, which was an increase of $32.6 million, or 15.7% over 1998. Increased expenses associated with telecommunications and information technology initiatives were primarily responsible for the remainder of the increases in this cost category incurred during the past two years.

  Amortization expense associated with intangible assets, primarily goodwill, and the amortization of capitalized mortgage servicing rights, totaled $80.4 million in 2000, $81.7 million in 1999 and $61.5 million in 1998. The significant increase from 1998 to 1999 reflects substantially higher levels of goodwill resulting from purchase accounting transactions completed during 1999 and 1998. At December 31, 2000, BB&T's unamortized goodwill totaled $747.4 million, up $66.5 million, or 9.8%, compared to 1999. This increase resulted from the 2000 purchases of Edgar M. Norris & Co., BankFirst Corporation, Laureate Capital Corp., and five insurance agencies. Capitalized mortgage servicing rights also increased during 2000, totaling $237.9 million, up 25.3%, or $48.1 million over 1999.

  Other noninterest expense totaled $493.3 million for 2000, $484.7 million in 1999 and $406.8 million in 1998. These amounts include nonrecurring charges principally related to mergers and acquisitions totaling $89.5 million in 2000, $51.8 million in 1999 and $9.6 million in 1998. The nonrecurring items include losses on disposals of fixed assets, operational charge-offs, branch and departmental supplies, donations, legal fees, accounting fees, printing costs, regulatory filing fees and other professional services. Excluding these costs, other noninterest expense decreased $28.7 million, or 6.6% from 1999 to 2000. The decrease from 1999 to 2000 is primarily related to additional costs incurred in 1999 associated with upgrading BB&T's systems to make them Year 2000 compliant.

  The following table presents a breakdown of BB&T's noninterest expenses for the past three years:

                                    Table 16
                              Noninterest Expense

                                                                   % Change
                                                                ---------------
                                   Years Ended December 31,
                               -------------------------------- 2000 v. 1999 v.
                                  2000       1999       1998     1999    1998
                               ---------- ---------- ---------- ------- -------
                                    (Dollars in thousands)
Salaries and wages             $  758,736 $  683,624 $  578,696   11.0%  18.1%
Pension and other employee
 benefits                         164,153    151,264    121,563    8.5   24.4
Net occupancy expense on bank
 premises                         115,395    103,896     89,018   11.1   16.7
Furniture and equipment
 expense                          149,560    141,955    119,297    5.4   19.0
Federal deposit insurance
 premiums                          10,879     10,531      6,537    3.3   61.1
Foreclosed property expense         3,963      4,816      2,880  (17.7)  67.2
Amortization of intangibles
 and mortgage servicing
 rights                            80,432     81,699     61,523   (1.6)  32.8
Software                           21,247     19,299     11,610   10.1   66.2
Telephone                          40,583     32,487     27,162   24.9   19.6
Donations                          12,827     14,526      7,828  (11.7)  85.6
Advertising and public
 relations                         33,760     32,057     34,751    5.3   (7.8)
Travel and transportation          21,351     16,526     12,640   29.2   30.7
Professional services              67,750     78,937     69,928  (14.2)  12.9
Supplies                           29,611     26,563     25,111   11.5    5.8
Loan and lease expense             38,094     38,137     28,657   (0.1)  33.1
Deposit related expense            19,214     19,721     16,109   (2.6)  22.4
Other noninterest expenses        193,984    191,141    163,605    1.5   16.8
                               ---------- ---------- ----------  -----   ----
  Total noninterest expense    $1,761,539 $1,647,179 $1,376,915    6.9%  19.6%
                               ========== ========== ==========  =====   ====

Provision for Income Taxes

  BB&T's provision for income taxes totaled $279.2 million for 2000, a decrease of $61.6 million, or 18.1%, compared to 1999. The provision for income taxes totaled $340.9 million in 1999 and $306.7 million in 1998. Excluding the income tax effect related to the nonrecurring items discussed previously, BB&T's tax provision would have been $411.5 million in 2000, $370.3 million in 1999 and $313.7 million in 1998. Excluding the effect of the nonrecurring items on pretax income and the income tax provision, BB&T's effective tax rates for the years ended December 31, 1999, 1998 and 1997 were 32.0%, 32.6% and 31.9%, respectively.

  During the fourth quarter of 2000, BB&T transferred responsibility for the management of certain operations to a subsidiary in a tax-advantaged jurisdiction, thereby lowering the effective income tax rate applicable to certain lease investments. In accordance with SFAS No. 13, "Accounting for Leases", the net income from the affected leases was recalculated from inception based on the new effective income tax rate. The recalcuation had the effect of reducing net interest income for 2000 by $14.3 million and reducing the current year's income tax provision by $19.8 million. BB&T intends to permanently reinvest the earnings of this subsidiary and, therefore, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", deferred income taxes associated with the current year's income tax benefit have not been provided.

Market Risk Management

  The effective management of market risk is essential to achieving BB&T's strategic financial objectives. As a financial institution, BB&T's most significant market risk exposure is interest rate risk. The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on net interest income. This is accomplished through active management of asset and liability portfolios with a focus on the strategic pricing of asset and liability accounts and management of appropriate maturity mixes of assets and liabilities. The goal of these activities is the development of appropriate maturity and repricing opportunities in BB&T's portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. BB&T's Asset / Liability Management Committee ("ALCO") monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed for proper fixed-rate and variable-rate mixes under various interest rate scenarios.

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

  A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or reference rate. Credit risk arises when amounts receivable from a counterparty exceed amounts payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivatives contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T's off-balance sheet credit risk exposure at December 31, 2000 was immaterial.

  Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risks. On December 31, 2000, BB&T had interest rate swaps, caps, floors and collars outstanding with notional amounts totaling $725.9 million. The estimated fair value of open contracts used for risk management purposes at December 31, 2000 had net unrealized gains of $.3 million.

  BB&T uses these derivatives as synthetic instruments to hedge specified assets or groups of assets, liabilities or groups of liabilities, forward commitments and anticipated transactions. BB&T's derivatives are primarily used to hedge variable rate commercial loans, adjustable rate mortgage loans, retail certificates of deposit and floating rate notes. These hedges resulted in an increase in net interest expense of $8.1 million in 2000 and $2.9 million in 1999, compared with an increase in net interest income of $.9 million in 1998.

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

  SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments" requires, among other things, certain quantitative and qualitative disclosures with regard to the amounts, nature and terms of derivative financial instruments. See Note Q. "Derivatives and Off-Balance Sheet Financial Instruments" for the required quantitative disclosures. Effective January 1, 2001, the accounting for these instruments will change to comply with the provisions of SFAS No. 133, as explained in Note A.

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

  BB&T's interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions at December 31, 2000, and is not necessarily indicative of positions on other dates. The carrying amounts of interest-rate-sensitive assets and liabilities and the notional amounts of swaps and other derivative financial instruments are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

                                    Table 17
                     Interest Rate Sensitivity Gap Analysis
                               December 31, 2000

                                     Expected Repricing or Maturity Date
                          -------------------------------------------------------------
                            Within       One to      Three to     After
                           One Year    Three Years  Five Years  Five Years     Total
                          -----------  -----------  ----------  ----------  -----------
                                           (Dollars in thousands)
Assets
  Securities and other
   interest-earning
   assets*                $ 1,064,027  $ 2,866,665  $5,235,174  $4,645,787  $13,811,653
  Federal funds sold and
   securities purchased
   under resale
   agreements or similar
   arrangements               243,011          --          --          --       243,011
  Loans and leases**       25,266,455    6,567,265   3,964,285   4,502,629   40,300,634
                          -----------  -----------  ----------  ----------  -----------
Total interest-earning
 assets                    26,573,493    9,433,930   9,199,459   9,148,416   54,355,298
                          -----------  -----------  ----------  ----------  -----------
Liabilities
  Savings and interest
   checking***                    --     1,263,827     421,276     421,276    2,106,379
  Money rate savings***     5,557,021    5,557,020         --          --    11,114,041
  Other time deposits      13,807,064    5,480,750     414,985      27,373   19,730,172
  Federal funds
   purchased and
   securities sold under
   repurchase agreements
   or similar
   arrangements             3,990,015          --          --          --     3,990,015
  Long-term debt and
   other borrowings         4,535,843      278,998     721,103   5,785,409   11,321,353
                          -----------  -----------  ----------  ----------  -----------
Total interest-bearing
 liabilities               27,889,943   12,580,595   1,557,364   6,234,058  $48,261,960
                          -----------  -----------  ----------  ----------  -----------
Asset-liability gap        (1,316,450)  (3,146,665)  7,642,095   2,914,358
                          -----------  -----------  ----------  ----------
Derivatives affecting
 interest rate
 sensitivity:
  Pay fixed interest
   rate swaps                 226,828     (185,000)    (18,943)    (22,885)
  Receive fixed interest
   rate swaps                (123,000)      20,000      10,000      93,000
  Caps, floors and
   collars                    (76,050)      47,250      28,800         --
                          -----------  -----------  ----------  ----------
                               27,778     (117,750)     19,857      70,115
                          -----------  -----------  ----------  ----------
Interest rate
 sensitivity gap          $(1,288,672) $(3,264,415) $7,661,952  $2,984,473
                          ===========  ===========  ==========  ==========
Cumulative interest rate
 sensitivity gap          $(1,288,672) $(4,553,087) $3,108,865  $6,093,338
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

  Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T's interest sensitivity by means of a computer model that incorporates current volumes, average rates earned and paid, and scheduled maturities, payments of asset and liability portfolios, together with multiple scenarios of projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap.

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

  The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months under the "most likely" interest rate scenario incorporated into the Interest Sensitivity Simulation computer model. Key assumptions in the preparation of the table include prepayment speeds on mortgage-related assets; cash flows and maturities of derivative financial instruments, changes in market condition, loan volumes and pricing, deposit sensitivity, customer preferences, and capital plans. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

                                    Table 18
                    Interest Sensitivity Simulation Analysis

                                                                             Annualized
                                                                            Hypothetical
                                                                             Percentage
                     Interest Rate Scenario                                  Change in
            -------------------------------------------                     Net Interest
                 Linear                  Prime Rate                            Income
                 ------                  ----------                         ------------
                  3.00%                        12.50%                          -1.50%
                  1.50                         11.00                            -.93
               No Change                        9.50                            -.22
                 (1.50)                         8.00                            -.26
                 (3.00)                         6.50                            -.63

  Management has established parameters for asset/liability management which prescribe a maximum impact on projected net interest income of 3% for a 150 basis point parallel change in interest rates over six months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table.

  Liquidity represents the continuing ability to meet its funding needs, primarily deposit withdrawals, timely repayment of borrowings and other liabilities and funding of loan commitments. In addition to the level of liquid assets, many other factors affect the ability to meet liquidity needs, including access to a variety of funding sources, capital position and general market conditions.

  Traditional sources of liquidity include proceeds from maturity of securities, repayment of loans and growth in core deposits. Federal funds purchased, repurchase agreements, FHLB advances and other short-term borrowed funds, as well as the issuance of long-term debt, supplement these traditional sources. Management believes liquidity obtainable from these sources is adequate to meet current requirements.

Capital Adequacy and Resources

  The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T's principal goals related to capital are to provide an adequate return to shareholders while retaining a sufficient base from which to support future growth and to comply with all regulatory standards.

  Shareholders' equity totaled $4.8 billion at December 31, 2000, an increase of 17.8% from year-end 1999. Factors which significantly affected growth in shareholders' equity during 2000 were: earnings retained after dividends to shareholders, which totaled $267.0 million; the market value of common shares issued in connection with acquisitions accounted for as purchases, which amounted to $194.0 million; exercises of stock options and other incentive plan transactions totaling $41.1 million; repurchase of 7.0 million shares of common stock at a cost of $203.6 million, that were reissued in connection with mergers and acquisitions, and unrealized holding gains on securities available for sale, which totaled $412.9 million, net of deferred income tax benefits during 2000.

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

  Tier 1 capital (common shareholders' equity, excluding unrealized gains (losses) on debt securities available for sale, net of tax effect, plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets) is required to be at least 4% of risk-weighted assets, and total capital (the sum of Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier 1 capital. The Tier 1 capital ratio for BB&T at the end of 2000 was 9.3%, and the total capital ratio was 12.0%. At the end of 1999, these ratios were 9.9% and 13.2%, respectively.

  In addition to the risk-based capital measures described above, regulators have also established minimum leverage capital requirements for banking organizations. This is the primary measure of capital adequacy used by management and is calculated by dividing period-end Tier 1 capital by average tangible assets for the most recent quarter. BB&T's Tier 1 leverage ratio at year-end 2000 and 1999 was 7.1%. The minimum required Tier 1 leverage ratio ranges from 3% to 5% depending upon Federal bank regulatory agency evaluation of an organization's overall safety and soundness. BB&T's regulatory capital and ratios are set forth in the following table.

                                    Table 19
                         Capital--Components and Ratios

                                         December 31,
                                     ----------------------
                                        2000        1999
                                     ----------  ----------
                                          (Dollars in
                                          thousands)
         Tier 1 capital              $3,965,892  $3,679,736
         Tier 2 capital               1,156,753   1,221,886
                                     ----------  ----------
         Total regulatory capital    $5,122,645  $4,901,622
                                     ==========  ==========
         Risk-based capital ratios:
           Tier 1 capital                   9.3%        9.9%
           Total regulatory capital        12.0        13.2
         Tier 1 leverage ratio              7.1         7.1

Segment Results

  BB&T's operations are divided into six reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Agency Insurance, Investment Banking and Brokerage and Treasury. These operating segments have been identified based primarily on BB&T's existing organizational structure. See Note S. "Operating Segments", in the "Notes to Consolidated Financial Statements" herein for a full discussion of the segments, the internal accounting and reporting practices utilized by BB&T to manage these segments and financial disclosures by segment. Fluctuations in noninterest income and expense earned and incurred related to external customers are more fully discussed in the "Noninterest Income" and "Noninterest Expense" sections of this discussion and analysis. This analysis excludes balances that are considered nonrecurring merger-related expenses, as such expenses are typically not allocated at the segment level, but are retained at the corporate level.

 Banking Network

  The Banking Network grew internally during 2000 as well as through five mergers of banking companies, four of which were accounted for as poolings of interests. Prior period balances have been restated to reflect the impact of these transactions, except for internal management accounting practices, for which it is not practicable to restate balances. The total Banking Network is composed of 854 banking offices, up from 831 banking offices at December 31, 1999. Net interest income for the Banking Network totaled $1.6 billion, an increase of $38.5 million, or 2.4%, from 1999. The 1999 balance reflected an increase of $131.9 million, or 9.0%, compared to 1998. The slight increase in 2000 is composed of a 9.5% decrease in net interest income from external customers and a 48.8% increase in the net credit generated by the internal funds transfer pricing ("FTP") system. The increase in net intersegment interest income reflects the addition of FTP adjustments associated with the loan and deposit balances of the institutions acquired during 2000. Also, as interest rates increased during 2000, the FTP credits and charges also increased because they are based primarily on the London Interbank Offer Rate ("LIBOR"). Deposits, which receive an FTP credit, reprice faster than loans, which receive an FTP charge, adding to the increase in the net FTP credit.

  The provision for loan and lease losses was basically unchanged compared to 1999, decreasing less than 1% to $129.2 million. This slight decrease reflects continued strong credit quality. The 1999 provision for loan and lease losses was $12.5 million, or 10.8% greater than the 1998 balance. Noninterest income produced from external customers through the Banking Network decreased $49.2 million, or 11.4% during 2000, while noninterest income allocated from other segments decreased $3.1 million, or 2.5%. Comparing 1999 to 1998, noninterest income from external customers increased $50.1 million, or 13.1%, and intersegment noninterest income decreased $27.1 million, or

18.0%. Noninterest expenses incurred within the Banking Network decreased $218.6 million, or 23.7%, while noninterest expenses allocated from the other operating segments increased $63.8 million, or 24.4%. The increases in intersegment noninterest expense reflects a significant increase in the amount of expenses allocated to the Banking Network during 2000 because of the additional allocations for financial institutions acquired during 2000. Comparing 1999 to 1998, noninterest expense increased $113.0 million, or 14.0%, and noninterest expenses allocated to the Banking Network from intercompany sources increased $51.6 million, or 24.6%.

  The provision for income taxes allocated to the Banking Network increased $37.8 million, or 13.5%, because of higher pretax income. The 1999 provision for income taxes decreased $37.3 million, or 11.8%, compared to 1998. Total identifiable assets for the Banking Network decreased 9.1% to a total of $30.3 billion, compared to 1999, due in part to lower securities balances held at the banking network. Total identifiable assets for the Banking Network increased 9.1%, or $2.8 billion, compared to 1998.

 Mortgage Banking

  BB&T's Mortgage Banking segment experienced a slower 2000 compared to 1999 because of less favorable mortgage rates. By the end of 2000, the rate environment had improved leading to a strong finish to the year. While BB&T's mortgage originations slowed for the full year, BB&T remains the largest originator of mortgage loans in North and South Carolina, with 2000 originations totaling $4.7 billion, up from $4.6 billion originated during 1999, and down from a record $5.6 billion in 1998. BB&T's mortgage servicing portfolio totaled $23.6 billion at year-end 2000.

  Net interest income for the Mortgage Banking segment totaled $115.2 million, down less than 1% compared to 1999. The 1999 balance reflected a decrease of $25.4 million, or 18.0%, compared with 1998, due to the slowdown in originations discussed above. The provision for loan and lease losses decreased $.6 million, or 16.3%, to a balance of $3.2 million. This reduction was because of continued strong credit quality and flat originations during 2000. The 1999 provision reflected a $.4 million, or 8.9% decrease compared to 1998. Noninterest income produced from external customers decreased $29.5 million, or 25.7% during 2000. Noninterest income from external sources increased $10.9 million, or 10.5%, from 1998 to 1999. Noninterest expenses incurred within the Mortgage Banking segment decreased $2.4 million, or 4.0%, while noninterest expenses allocated from the other operating segments increased $4.1 million, or 21.5%. The increase in expenses allocated to the Mortgage Banking segment during 2000 reflects the results of acquired institutions, including Premier Lending, the mortgage operations of One Valley and Laureate Capital. Comparing 1999 and 1998, noninterest expenses from external sources decreased $15.2 million, or 19.9%, and intersegment noninterest expenses increased $2.7 million, or 16.7%.

  The provision for income taxes allocated to the Mortgage Banking segment decreased $13.0 million, or 28.8% due to lower pretax income. For 1999, the provision for income taxes had decreased $11.0 million, or 19.6%, compared to 1998. Total identifiable assets for the Mortgage Banking segment increased $2.6 billion, or 46.2%, due to the acquisitions during 2000. For 1999, the identifiable segment assets had decreased $654.2 million, or 10.3%, compared to 1998.

 Trust Services

  Net interest income for the Trust Services segment totaled $13.8 million, an increase of $5.3 million, or 61.6%, compared to 1999. This increase in composed of an 18.2% increase in net interest expense paid to external customers and a 26.9% increase in the net credit for funds as calculated by BB&T's internal FTP system. This increase is due to an increase in total deposits held in trust and the resulting higher funds credit allocated due to the higher interest rate environment during 2000. The net interest income in 1999, which totaled $8.5 million, was $4.3 million, or 99.7% greater than the balance for 1998. Noninterest income produced from external customers increased $22.9 million, or 40.0% during 2000, while noninterest income for 1999 reflected an increase of $13.7 million, or

31.3%, compared to 1998. Noninterest expenses incurred within the Trust Services segment increased $13.9 million, or 36.7%, while noninterest expenses allocated from the other operating segments increased $1.2 million, or 47.3%. This increase reflects additional expenses allocated due to the trust operations acquired from One Valley. For 1999, noninterest expense increased $9.4 million, or 32.6%, while expenses allocated to the Trust Services segment increased $.6 million, or 30.1%. The provision for income taxes allocated to Trust Services increased $2.5 million, or 31.4%, due to higher pretax income. Comparing 1999 and 1998, the provision for income taxes increased $1.5 million, or 23.2%. Total identifiable assets for Trust Services increased 25.6% to a total of $39.5 million compared to 1999, and increased 18.0% from 1998 to 1999. The increase during 2000 resulted from greater securities holdings.

 Agency Insurance

  Noninterest income produced from external sources increased $44.1 million, or 56.5% during 2000, due to the acquisitions of six insurance agencies during the year, as well as internal growth. For 1999, noninterest income increased $27.9 million, or 55.5%, compared to 1998. Noninterest expenses incurred within the Agency Insurance segment increased $27.6 million, or 46.2%, while noninterest expenses allocated from the other operating segments increased $1.4 million, or 49.5%. The increase in expenses allocated to Agency Insurance results from the purchased agencies discussed above. For 1999, noninterest expenses increased $20.3 million, or 51.4%, and intersegment noninterest expenses increased 13.8%. The provision for income taxes allocated to Agency Insurance increased $6.0 million consistent with the growth in pretax income. For the prior year, the provision for income taxes increased $2.9 million. Total identifiable assets for Agency Insurance increased 57.9% to a total of $100.9 million, primarily due to the acquired insurance agencies. For 1999, total identifiable assets increased 58.6%.

 Investment Banking and Brokerage

  Net interest income for the Investment Banking and Brokerage segment totaled $11.7 million, an increase of $4.1 million compared to 1999. This increase reflects the purchase of Edgar M. Norris & Co., an independent broker/dealer based in Greenville, South Carolina, and other internal growth. For the prior year, net interest income increased $6.4 million from 1998 to 1999. Noninterest income produced from external customers increased $31.5 million, or 23.8% during 2000. For 1999, noninterest income increased $83.9 million compared to 1998. Noninterest expenses incurred within the Investment Banking and Brokerage segment increased $41.7 million, while noninterest expenses allocated from the other operating segments decreased 16.5%. The decrease in allocated expenses resulted from decreased administrative fees charged by the Banking Network. Comparing 1999 and 1998, noninterest expenses increased $80.8 million, and intersegment noninterest expenses increased $.8 million. The provision for income taxes allocated to Investment Banking and Brokerage decreased $4.5 million, consistent with the decrease in pretax income. For 1999, the provision for income taxes increased $3.2 million compared to 1998. Total identifiable assets for the Investment Banking and Brokerage segment increased 7.5% to a total of $751.7 million principally due to the acquisition of Edgar M. Norris & Co., and internal growth. For 1999, total identifiable segment assets increased $460.5 million.

 Treasury

  Net interest income for the Treasury segment totaled $239.2 million, an increase of $98.9 million, or 70.5%, compared to 1999. This increase is comprised of a 1.5% decrease in net interest income from external customers, offset by a $101.3 million increase in the net credit for funds as calculated by BB&T's internal FTP system. This increase is principally due to changes in the mix of securities held by the Treasury segment. For 1999, net interest income increased $13.7 million compared to 1998. Noninterest income produced from external customers decreased $189.9 million during 2000, principally because of a restructuring of the securities portfolio, which resulted in pretax securities losses of approximately $222 million. For 1999, noninterest income decreased $10.6 million.

Noninterest expenses incurred within the Treasury segment increased $1.4 million, or 28.7%, while noninterest expenses allocated from the other operating segments decreased $7.7 million, or 93.3%. This decrease reflects lower administrative fees charged by the Banking Network. For 1999, noninterest expenses increased 10.6% and intersegment noninterest expenses increased 53.4%. The provision for income taxes allocated to the Treasury segment decreased $31.7 million due to the lower levels of pretax income that resulted from the significant securities losses during 2000. In 1999, the provision for income taxes decreased 30.2%, consistent with a decline in pretax income. Total identifiable assets for the Treasury segment increased 48.4% during 2000 to a total of $17.1 billion. For 1999, total identifiable segment assets for the Treasury segment increased $2.1 billion.

Common Stock and Dividends

  BB&T's ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. BB&T's ability to generate liquid assets for distribution is primarily dependent on the ability of the banking subsidiaries to pay dividends to BB&T. BB&T's payment of cash dividends is an integral part of management's goals to retain sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to shareholders. BB&T's common dividend payout ratio, computed by dividing dividends paid per common share by basic earnings per common share, was 54.78% in 2000 as compared to 42.13% in 1999. Excluding the impact of the nonrecurring charges discussed in "Analysis of Results of Operations," the dividend payout ratio would have been 39.27% in 2000 as compared to 38.66% in 1999. BB&T's cash dividends per common share increased 14.7% during 2000 to $.86 per common share for the year, as compared to $.75 per common share in 1999. This increase marked the 28th consecutive year that BB&T's annual cash dividend has been increased. A discussion of dividend restrictions is included in Note N.-- "Regulatory Requirements and Other Restrictions," and "Regulatory Considerations."

  BB&T's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "BBT". BB&T's common stock was held by 83,993 shareholders of record at December 31, 2000. The accompanying table, "Quarterly Common Stock Summary," sets forth the quarterly high, low and last sales prices for the common stock based on the daily closing price and the dividends paid per share of common stock for each of the last eight quarters.

                                    Table 20
                         Quarterly Common Stock Summary

                             2000                           1999
                ------------------------------ ------------------------------
                Closing Sales Prices           Closing Sales Prices
                -------------------- Dividends -------------------- Dividends
                 High   Low    Last    Paid     High   Low    Last    Paid
                ------ ------ ------ --------- ------ ------ ------ ---------
Quarter Ended:
 March 31       $29.19 $22.00 $28.06   $.20    $40.44 $34.94 $36.19   $.175
 June 30         31.75  23.88  23.88    .20     40.25  33.81  36.69    .175
 September 30    30.44  24.06  30.13    .23     36.63  30.50  32.38     .20
 December 31     38.25  27.38  37.31    .23     36.94  27.31  27.38     .20
                                       ----                           -----
 Year           $38.25 $22.00 $37.31   $.86    $40.44 $27.31 $27.38   $ .75
                                       ====                           =====

Fourth Quarter Results

  Net income for the fourth quarter of 2000 was $225.5 million, compared to earnings of $166.8 million for the comparable period of 1999. On a per share basis, diluted net income for the fourth quarter of 2000 was $.56 compared to $.41 for the same period a year ago. Annualized returns on average assets and average shareholders' equity were 1.58% and 20.14%, respectively, for the fourth quarter of 2000. The fourth quarter of 2000 and 1999 included $7.1 million and $30.4 million, respectively, after tax benefits, of nonrecurring charges primarily associated with the completion of mergers and acquisitions. Excluding these items, net income for the fourth quarter of 2000 would have been $232.6 million, an increase of $34.1 million, or 17.2%, compared to the recurring fourth quarter 1999 results. Diluted earnings per share, excluding the merger-related charges, would have been $.58, an increase of 18.4% compared to the fourth quarter of 1999.

  Net interest income on an FTE basis amounted to $550.4 million for the fourth quarter of 2000, an increase of 4.4% compared to $527.3 million for the same period of 1999. Noninterest income totaled $263.9 million for the fourth quarter of 2000, up 18.0% from $223.6 million earned during the fourth quarter of 1999. BB&T's noninterest expense for the fourth quarter of 2000 totaled $404.8 million, down 7.0% from the $435.3 million recorded in the fourth quarter of 1999. Excluding the merger-related charges from both years, noninterest expense for the fourth quarter of 2000 would have decreased 3.2% from the fourth quarter of 1999.

  The fourth quarter 2000 provision for loan and lease losses totaled $35.0 million compared to $40.0 million for the fourth quarter of 1999, a decrease of 12.6%.

  The accompanying table, "Quarterly Financial Summary--Unaudited," presents condensed information relating to four quarters in the periods ended December 31, 2000 and 1999.

                                   Table 21
                    Quarterly Financial Summary--Unaudited

                                              2000                                               1999
                         -------------------------------------------------  --------------------------------------------------
                           Fourth       Third       Second        First       Fourth        Third       Second        First
                           Quarter     Quarter      Quarter      Quarter      Quarter      Quarter      Quarter      Quarter
                         ----------- -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                  (Dollars in thousands, except per share data)
Consolidated Summary of
Operations:
  Net interest income
  FTE                    $   550,398 $   538,651  $   532,297  $   526,310  $   527,314  $   517,565  $   505,242  $   479,489
  FTE adjustment              53,057      28,286       24,564       24,121       24,729       25,620       24,817       21,496
  Provision for loan and
  lease losses                35,000      38,200       27,914       26,317       40,032       24,352       26,078       23,971
  Securities gains
  (losses), net                4,380    (181,361)     (41,279)        (271)      (1,969)      (1,882)      (2,895)         597
  Other noninterest
  income                     259,556     253,241      247,214      235,542      225,565      224,407      228,540      202,758
  Noninterest expense        404,826     478,925      440,801      436,987      435,275      433,496      401,703      376,705
  Provision for income
  taxes                       95,995      15,856       79,534       87,853       84,083       82,843       89,759       84,198
                         ----------- -----------  -----------  -----------  -----------  -----------  -----------  -----------
  Net income             $   225,456 $    49,264  $   165,419  $   186,303  $   166,791  $   173,779  $   188,530  $   176,474
                         =========== ===========  ===========  ===========  ===========  ===========  ===========  ===========
  Diluted net income per
  share                  $       .56 $       .12  $       .41  $       .46  $       .41  $       .43  $       .47  $       .44
                         =========== ===========  ===========  ===========  ===========  ===========  ===========  ===========
Selected Average
Balances:
  Total assets           $56,752,304 $55,579,535  $54,317,488  $53,173,484  $52,637,446  $51,667,452  $50,660,806  $48,437,194
  Securities, at
  amortized cost          13,483,213  13,479,872   13,335,345   13,264,718   13,447,769   13,814,500   13,450,238   12,137,366
  Loans and leases*       38,971,153  37,970,855   37,138,517   36,179,435   35,347,238   34,134,406   33,416,040   32,689,363
  Total earning assets    52,728,060  51,720,222   50,799,599   49,823,206   49,181,874   48,448,160   47,344,073   45,199,843
  Deposits                36,468,268  36,426,142   35,713,025   34,971,091   34,276,963   33,994,031   33,525,563   33,100,204
  Short-term borrowed
  funds                    6,693,489   5,756,069    7,001,270    7,298,032    6,940,113    6,676,203    6,337,899    5,104,085
  Long-term debt           8,247,480   8,173,862    6,610,451    6,034,097    6,582,262    6,316,154    6,048,556    5,505,189
  Total interest-bearing
  liabilities             46,587,239  45,407,383   44,297,727   43,528,617   42,951,801   42,256,418   41,264,928   39,208,742
  Shareholders' equity     4,452,562   4,418,578    4,226,740    4,118,571    4,101,967    3,967,306    4,057,292    4,049,638

----
* Loans and leases are net of unearned income and include loans held for sale.

                SIX YEAR FINANCIAL SUMMARY AND SELECTED RATIOS
                 (Dollars in thousands, except per share data)

                                        As of / For the Years Ended December 31,                        Five Year
                         ----------------------------------------------------------------------------   Compound
                            2000         1999         1998         1997         1996         1995      Growth Rate
                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
Summary of Operations
 Interest income         $ 4,339,674  $ 3,775,553  $ 3,492,813  $ 3,163,890  $ 2,858,370  $ 2,681,366     10.1%
 Interest expense          2,322,046    1,842,605    1,733,108    1,540,561    1,371,882    1,325,225     11.9
                         -----------  -----------  -----------  -----------  -----------  -----------     ----
 Net interest income       2,017,628    1,932,948    1,759,705    1,623,329    1,486,488    1,356,141      8.3
 Provision for loan and
 lease losses                127,431      114,433      114,729      123,096       77,919       54,694     18.4
                         -----------  -----------  -----------  -----------  -----------  -----------     ----
 Net interest income
 after provision for
 loan and lease losses     1,890,197    1,818,515    1,644,976    1,500,233    1,408,569    1,301,447      7.7
 Noninterest income          777,022      875,121      690,427      588,347      445,134      346,430     17.5
 Noninterest expense       1,761,539    1,647,179    1,376,915    1,326,657    1,159,092    1,119,710      9.5
                         -----------  -----------  -----------  -----------  -----------  -----------     ----
 Income before income
 taxes                       905,680    1,046,457      958,488      761,923      694,611      528,167     11.4
 Provision for income
 taxes                       279,238      340,883      306,744      260,197      227,302      173,453     10.0
                         -----------  -----------  -----------  -----------  -----------  -----------     ----
 Net income              $   626,442  $   705,574  $   651,744  $   501,726  $   467,309  $   354,714     12.0%
                         ===========  ===========  ===========  ===========  ===========  ===========     ====
Per Common Share
 Average shares
 outstanding (000's):
 Basic                       398,916      395,871      390,777      387,667      387,598      386,109       .7%
 Diluted                     404,005      402,553      398,608      394,996      396,127      400,369       .2
 Basic earnings per
 share                   $      1.57  $      1.78  $      1.67  $      1.29  $      1.20  $      0.90     11.8%
                         ===========  ===========  ===========  ===========  ===========  ===========     ====
 Diluted earnings per
 share                   $      1.55  $      1.75  $      1.64  $      1.27  $      1.18  $      0.89     11.7%
                         ===========  ===========  ===========  ===========  ===========  ===========     ====
 Cash dividends paid     $       .86  $       .75  $       .66  $       .58  $       .50  $       .43     15.1%
 Shareholders' equity          11.91        10.19        10.17         9.12         8.62         8.34      7.4
Average Balances
 Securities, at
 amortized cost          $13,391,283  $13,217,708  $11,548,592  $10,567,862  $ 9,731,073  $ 9,311,950      7.5%
 Loans and leases*        37,569,941   33,904,694   30,543,475   27,100,788   24,438,883   22,659,115     10.6
 Other assets              4,001,092    3,742,090    3,389,861    2,715,990    2,522,365    2,417,805     10.6
                         -----------  -----------  -----------  -----------  -----------  -----------     ----
 Total assets            $54,962,316  $50,864,492  $45,481,928  $40,384,640  $36,692,321  $34,388,870      9.8%
                         ===========  ===========  ===========  ===========  ===========  ===========     ====
 Deposits                $35,897,651  $33,728,154  $31,193,327  $29,243,442  $27,728,536  $25,665,570      6.9%
 Other liabilities         7,488,202    6,975,806    5,898,139    4,469,812    3,583,192    4,375,395     11.3
 Long-term debt            7,271,632    6,116,548    4,647,116    3,303,968    2,232,005    1,398,506     39.1
 Common shareholders'
 equity                    4,304,831    4,043,984    3,743,346    3,363,646    3,125,865    2,869,490      8.5
 Preferred shareholders'
 equity                          --           --           --         3,772       22,723       79,909       NM
                         -----------  -----------  -----------  -----------  -----------  -----------     ----
 Total liabilities and
 shareholders' equity    $54,962,316  $50,864,492  $45,481,928  $40,384,640  $36,692,321  $34,388,870      9.8%
                         ===========  ===========  ===========  ===========  ===========  ===========     ====
Period End Balances
 Total assets            $59,340,228  $52,999,759  $48,190,494  $43,606,211  $38,612,527  $35,810,281     10.6%
 Deposits                 38,014,501   34,147,643   33,214,094   30,601,384   28,731,109   26,966,326      7.1
 Long-term debt            8,354,672    6,073,428    5,499,873    4,183,462    2,611,973    1,701,433     37.5
 Shareholders' equity      4,785,925    4,063,619    4,030,929    3,546,832    3,278,515    3,155,310      8.7
Selected Ratios
 Rate of return on:
 Average total assets           1.14%        1.39%        1.43%        1.24%        1.27%        1.03%
 Average common
 shareholders' equity          14.55        17.45        17.41        14.91        14.92        12.15
 Dividend payout               54.78        42.13        39.52        44.96        41.67        47.78
 Average equity to
 average assets                 7.83         7.95         8.23         8.34         8.58         8.58

-----
NM--Not meaningful

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

John A. Allison            Scott E. Reed              Sherry A. Kellett
Chairman and               Chief Financial Officer    Controller
Chief Executive Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BB&T Corporation:

  We have audited the accompanying consolidated balance sheets of BB&T Corporation (a North Carolina corporation), and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BB&T Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Charlotte, North Carolina,
January 26, 2001.

                       BB&T CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                 (Dollars in thousands, except per share data)

                                                         2000         1999
                                                      -----------  -----------
Assets
  Cash and due from banks                             $ 1,471,035  $ 1,466,071
  Interest-bearing deposits with banks                     38,783       81,927
  Federal funds sold and securities purchased under
   resale agreements or similar arrangements              243,011      432,877
  Trading securities at market value                       96,719       93,221
  Securities available for sale at market value        13,781,863   12,257,822
  Securities held to maturity at amortized cost
   (market value: $69,727 at December 31, 2000 and
   $398,527 at December 31, 1999)                          69,274      404,897
  Loans held for sale                                     846,323      367,243
  Loans and leases, net of unearned income             39,454,311   35,387,986
   Allowance for loan and lease losses                   (521,960)    (477,296)
                                                      -----------  -----------
  Loans and leases, net                                38,932,351   34,910,690
                                                      -----------  -----------
  Premises and equipment, net                             777,760      713,089
  Other assets                                          3,083,109    2,271,922
                                                      -----------  -----------
    Total assets                                      $59,340,228  $52,999,759
                                                      ===========  ===========
Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing deposits                        $ 5,063,909  $ 4,847,976
  Savings and interest checking                         2,106,379    2,978,811
  Money rate savings                                   11,114,041    9,592,326
  Time and other deposits                              19,730,172   16,728,530
                                                      -----------  -----------
    Total deposits                                     38,014,501   34,147,643
                                                      -----------  -----------
  Short-term borrowed funds                             6,956,696    7,971,873
  Long-term debt                                        8,354,672    6,073,428
  Accounts payable and other liabilities                1,228,434      743,196
                                                      -----------  -----------
    Total liabilities                                  54,554,303   48,936,140
                                                      -----------  -----------
Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares
   authorized, none issued or outstanding                     --           --
  Common stock, $5 par, 500,000,000 shares
   authorized; issued and outstanding, 401,678,881 at
   December 31, 2000 and 398,742,188 at December 31,
   1999                                                 2,008,394    1,993,711
  Additional paid-in capital                              402,442      379,363
  Retained earnings                                     2,278,641    2,011,627
  Loan to employee stock ownership plan and unvested
   restricted stock                                        (7,071)     (11,676)
  Accumulated other nonshareholder changes in equity,
   net of deferred income taxes of $71,467 at
   December 31, 2000 and ($185,516) at December 31,
   1999                                                   103,519     (309,406)
                                                      -----------  -----------
    Total shareholders' equity                          4,785,925    4,063,619
                                                      -----------  -----------
    Total liabilities and shareholders' equity        $59,340,228  $52,999,759
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 2000, 1999 and 1998

                                             2000        1999        1998
                                          ----------  ----------  ----------
                                               (Dollars in thousands,
                                               except per share data)
Interest Income
  Interest and fees on loans and leases   $3,463,281  $2,954,252  $2,737,983
  Interest and dividends on securities       855,127     799,304     730,527
  Interest on short-term investments          21,266      21,997      24,303
                                          ----------  ----------  ----------
    Total interest income                  4,339,674   3,775,553   3,492,813
                                          ----------  ----------  ----------
Interest Expense
  Interest on deposits                     1,480,276   1,201,467   1,190,659
  Interest on short-term borrowed funds      401,713     306,545     273,223
  Interest on long-term debt                 440,057     334,593     269,226
                                          ----------  ----------  ----------
    Total interest expense                 2,322,046   1,842,605   1,733,108
                                          ----------  ----------  ----------
Net Interest Income                        2,017,628   1,932,948   1,759,705
  Provision for loan and lease losses        127,431     114,433     114,729
                                          ----------  ----------  ----------
Net Interest Income After Provision for
 Loan and Lease Losses                     1,890,197   1,818,515   1,644,976
                                          ----------  ----------  ----------
Noninterest Income
  Service charges on deposits                264,084     239,144     215,021
  Mortgage banking income                    103,086     163,562     127,122
  Trust income                                76,016      70,079      54,851
  Investment banking and brokerage fees
   and commissions                           161,964     128,609      45,723
  Agency insurance commissions               129,727      79,499      52,186
  Other insurance commissions                 15,580      13,991      13,099
  Bankcard fees and merchant discounts        52,484      42,883      36,657
  Other nondeposit fees and commissions       95,510      79,273      68,418
  Securities (losses) gains, net            (218,531)     (6,149)     10,155
  Other income                                97,102      64,230      67,195
                                          ----------  ----------  ----------
    Total noninterest income                 777,022     875,121     690,427
                                          ----------  ----------  ----------
Noninterest Expense
  Personnel expense                          922,889     834,888     700,259
  Occupancy and equipment expense            264,955     245,851     208,315
  Amortization of intangibles and
   mortgage servicing rights                  80,432      81,699      61,523
  Advertising and public relations
   expense                                    33,760      32,057      34,751
  Professional services                       67,750      78,937      69,928
  Other expense                              391,753     373,747     302,139
                                          ----------  ----------  ----------
    Total noninterest expense              1,761,539   1,647,179   1,376,915
                                          ----------  ----------  ----------
Earnings
  Income before income taxes                 905,680   1,046,457     958,488
  Provision for income taxes                 279,238     340,883     306,744
                                          ----------  ----------  ----------
  Net income                              $  626,442  $  705,574  $  651,744
                                          ==========  ==========  ==========
Per Common Share
  Net income:
    Basic                                 $     1.57  $     1.78  $     1.67
                                          ==========  ==========  ==========
    Diluted                               $     1.55  $     1.75  $     1.64
                                          ==========  ==========  ==========
  Cash dividends paid by BB&T Corporation $      .86  $      .75  $      .66
                                          ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2000, 1999 and 1998

                                                                            Accumulated
                                                                               Other
                           Shares of               Additional   Retained   Nonshareholder     Total
                            Common       Common     Paid-In     Earnings      Changes     Shareholders'
                             Stock       Stock      Capital    and Other*    in Equity       Equity
                          -----------  ----------  ----------  ----------  -------------- -------------
                                                   (Dollars in thousands)
Balance, December 31,
 1997                     194,466,237  $  972,331  $ 579,808   $1,931,597     $ 63,096     $3,546,832
Add (Deduct):
 Nonshareholder changes
  in equity:**
 Net income                       --          --         --       651,744          --         651,744
  Unrealized holding
   gains arising during
   the period                     --          --         --           --        16,374         16,374
  Less: reclassification
   adjustment, net of
   tax of $3,936                  --          --         --           --        (6,351)        (6,351)
                          -----------  ----------  ---------   ----------     --------     ----------
 Total nonshareholder
  changes in equity               --          --         --       651,744       10,023        661,767
                          -----------  ----------  ---------   ----------     --------     ----------
 Common stock issued       13,665,967      68,331    324,217       (1,345)         --         391,203
 Redemption of common
  stock                    (6,795,376)    (33,977)  (311,053)         --           --        (345,030)
 2-for-1 stock split
  effective August 3,
  1998                    194,897,159     974,486   (218,928)    (721,913)         --          33,645
 Reconciliation of
  fiscal year of First
  Citizens to calendar
  year                        (32,732)       (165)      (211)      (1,209)         (16)        (1,601)
 Cash dividends declared
  on common stock                 --          --         --      (257,291)         --        (257,291)
 Other, net                       --          --       2,837       (1,433)         --           1,404
                          -----------  ----------  ---------   ----------     --------     ----------
Balance, December 31,
 1998                     396,201,255   1,981,006    376,670    1,600,150       73,103      4,030,929
Add (Deduct):
 Nonshareholder changes
  in equity:**
 Net income                       --          --         --       705,574          --         705,574
  Unrealized holding
   losses arising during
   the period                     --          --         --           --      (387,063)      (387,063)
  Less: reclassification
   adjustment, net of
   tax benefit of
   $22,451                        --          --         --           --         5,473          5,473
                          -----------  ----------  ---------   ----------     --------     ----------
 Total nonshareholder
  changes in equity               --          --         --       705,574     (381,590)       323,984
                          -----------  ----------  ---------   ----------     --------     ----------
 Common stock issued       13,186,347      65,933    335,118       10,033          --         411,084
 Redemption of common
  stock                   (10,649,502)    (53,248)  (332,425)         --           --        (385,673)
 Reconciliation of
  fiscal year of First
  Liberty to calendar
  year                          4,088          20        --         1,622         (919)           723
 Cash dividends declared
  on common stock                 --          --         --      (308,226)         --        (308,226)
 Other, net                       --          --         --        (9,202)         --          (9,202)
                          -----------  ----------  ---------   ----------     --------     ----------
Balance, December 31,
 1999                     398,742,188   1,993,711    379,363    1,999,951     (309,406)     4,063,619
Add (Deduct):
 Nonshareholder changes
  in equity:**
 Net income                       --          --         --       626,442          --         626,442
  Unrealized holding
   gains arising during
   the period                     --          --         --           --       281,806        281,806
  Less: reclassification
   adjustment, net of
   tax of $87,412                 --          --         --           --       131,119        131,119
                          -----------  ----------  ---------   ----------     --------     ----------
 Total nonshareholder
  changes in equity               --          --         --       626,442      412,925      1,039,367
                          -----------  ----------  ---------   ----------     --------     ----------
 Common stock issued        9,921,593      49,608    185,579                       --         235,187
 Redemption of common
  stock                    (6,984,900)    (34,925)  (168,670)                      --        (203,595)
 Cash dividends declared
  on common stock                 --          --         --      (359,430)         --        (359,430)
 Other, net                       --          --       6,170        4,607          --          10,777
                          -----------  ----------  ---------   ----------     --------     ----------
Balance, December 31,
 2000                     401,678,881  $2,008,394  $ 402,442   $2,271,570     $103,519     $4,785,925
                          ===========  ==========  =========   ==========     ========     ==========

--------
* Other includes a loan to employee stock ownership plan and unvested restricted stock.
** Comprehensive income as defined by SFAS No. 130.

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998

                                               2000        1999        1998
                                            ----------  ----------  ----------
                                                 (Dollars in thousands)
 Cash Flows From Operating Activities:
 Net income                                 $  626,442  $  705,574  $  651,744
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Provision for loan and lease losses          127,431     114,433     114,729
  Depreciation of premises and equipment       101,579     101,462      89,066
  Amortization of intangibles and
   mortgage servicing rights                    80,432      81,699      61,523
  Accretion of negative goodwill                (6,243)     (6,243)     (6,243)
  Amortization of unearned stock
   compensation                                  4,605       3,906       1,325
  Discount accretion and premium
   amortization on securities, net              (5,094)      1,708       5,355
  Net decrease (increase) in trading
   account securities                           (1,200)    (20,774)      7,456
  Loss (gain) on sales of securities, net      218,531       6,149     (10,155)
  Loss (gain) on sales of loans and
   mortgage loan servicing rights, net         (14,356)    (26,213)    (36,227)
  Loss (gain) on disposals of premises
   and equipment, net                            5,858      (5,756)    (15,723)
  Proceeds from sales of loans held for
   sale                                      2,417,736   4,057,061   5,350,770
  Purchases of loans held for sale          (1,014,372)   (961,404) (1,811,810)
  Origination of loans held for sale, net
   of principal collected                   (1,868,088) (2,097,356) (4,148,521)
  Reconciliation of fiscal year of merged
   companies to calendar year                      --        3,216       4,991
  Decrease (increase) in:
   Accrued interest receivable                (134,931)    (46,982)    (21,442)
   Other assets                               (603,345)   (209,092)    (82,503)
  Increase (decrease) in:
   Accrued interest payable                     38,826      43,973      15,154
   Accounts payable and other liabilities      273,274     110,235      76,755
  Other, net                                      (600)     16,227      (5,383)
                                            ----------  ----------  ----------
   Net cash provided by operating
    activities                                 246,485   1,871,823     240,861
                                            ----------  ----------  ----------
 Cash Flows From Investing Activities:
 Proceeds from sales of securities
  available for sale                         5,053,981     874,774   1,637,182
 Proceeds from maturities, calls and
  paydowns of securities available for
  sale                                       1,383,899   3,503,261   3,348,678
 Purchases of securities available for
  sale                                      (6,054,601) (5,278,597) (5,097,268)
 Proceeds from maturities, calls and
  paydowns of securities held to maturity       38,565      61,764     220,287
 Purchases of securities held to maturity      (10,823)    (35,756)   (162,215)
 Leases made to customers                     (119,017)   (126,066)    (94,615)
 Principal collected on leases                  91,791      74,314      65,186
 Loan originations, net of principal
  collected                                 (4,162,906) (3,711,076) (1,790,445)
 Purchases of loans                           (381,219)   (364,663)   (341,812)
 Net cash (paid) acquired in transactions
  accounted for under the purchase method      (16,902)    302,032     191,740
 Purchases and originations of mortgage
  servicing rights                             (55,855)    (79,437)    (86,954)
 Proceeds from disposals of premises and
  equipment                                      9,605      37,596      25,693
 Purchases of premises and equipment          (150,945)   (137,237)   (140,893)
 Proceeds from sales of foreclosed
  property                                      32,113      28,221      28,911
 Proceeds from sales of other real estate
  held for development or sale                   4,502      12,439       4,341
 Other, net                                        --          764     (38,472)
                                            ----------  ----------  ----------
   Net cash used in investing activities    (4,337,812) (4,837,667) (2,230,656)
                                            ----------  ----------  ----------
 Cash Flows From Financing Activities:
 Net increase in deposits                    3,194,161     163,413   1,320,680
 Net increase (decrease) in short-term
  borrowed funds                            (1,097,096)  3,029,260    (207,276)
 Proceeds from long-term debt                6,576,633   3,188,096   3,436,289
 Repayments of long-term debt               (4,312,416) (2,602,804) (2,053,611)
 Net proceeds from common stock issued          40,273      48,740      71,397
 Redemption of common stock                   (203,595)   (385,673)   (345,030)
 Cash dividends paid on common stock          (334,679)   (289,467)   (246,361)
 Other, net                                        --         (697)       (355)
                                            ----------  ----------  ----------
   Net cash provided by financing
    activities                               3,863,281   3,150,868   1,975,733
                                            ----------  ----------  ----------
 Net Increase (Decrease) in Cash and Cash
  Equivalents                                 (228,046)    185,024     (14,062)
 Cash and Cash Equivalents at Beginning
  of Year                                    1,980,875   1,795,851   1,809,913
                                            ----------  ----------  ----------
 Cash and Cash Equivalents at End of Year   $1,752,829  $1,980,875  $1,795,851
                                            ==========  ==========  ==========
 Supplemental Disclosure of Cash Flow
  Information:
 Cash paid during the year for:
  Interest                                  $2,238,119  $1,532,010  $1,509,736
  Income taxes                                  52,055     115,005     168,371
 Noncash financing and investing
  activities:
  Transfer of securities from held to
   maturity to available for sale              307,775     231,529     114,401
  Transfer of loans to foreclosed
   property                                     37,470      26,306      26,954
  Transfer of fixed assets to other real
   estate owned                                  3,887       7,405      14,165
  Transfer of other real estate owned to
   fixed assets                                  3,675       1,306         --
  Tax benefit from exercise of stock
   options                                       6,170      18,129      25,090
  Securitization of mortgage loans             984,518     304,795     478,768

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

  BB&T Corporation ("BB&T" or "Parent Company") is a financial holding company organized under the laws of North Carolina. Branch Banking and Trust Company ("BB&T-NC"); Branch Banking and Trust Company of South Carolina ("BB&T-SC"); Branch Banking and Trust Company of Virginia ("BB&T-VA"), (collectively, the "Banks"), Regional Acceptance Corporation ("Regional Acceptance"), BB&T Factors and Scott & Stringfellow Financial, Inc., ("Scott & Stringfellow") comprise BB&T's principal direct subsidiaries.

  BB&T is also the parent company for eight subsidiary banks acquired through the mergers with Hardwick Holding Company, First Banking Company of Southeast Georgia and BankFirst Corporation. These banks are expected to be merged with and into BB&T-NC during 2001. References to the "Banks" herein include these subsidiary banks.

  The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The following is a summary of the more significant policies.

NOTE A. Summary of Significant Accounting Policies

 Principles of Consolidation

  The consolidated financial statements of BB&T include the accounts of BB&T Corporation and its subsidiaries. In consolidation, all significant intercompany accounts and transactions have been eliminated. Prior period financial statements have been restated to include the accounts of companies acquired in business combinations accounted for as poolings of interests. The results of operations of companies acquired in transactions accounted for as purchases are included only from the dates of acquisition. (See Note B).

  In certain instances, amounts reported in prior years' consolidated financial statements have been reclassified to conform to statement presentations selected for 2000. Such reclassifications had no effect on previously reported shareholders' equity or net income.

 Nature of Operations

  BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky and Washington, D.C. through its commercial banking subsidiaries and, to a lesser extent, through its other subsidiaries. BB&T's principal banking subsidiaries, BB&T-NC, BB&T-SC and BB&T-VA, provide a wide range of traditional banking services to individuals and businesses. BB&T's loans are primarily to individuals residing in the market areas described above or to businesses located in this geographic area. Subsidiaries of BB&T's commercial banking units offer lease financing to businesses and municipal governments, investment services, (including discount brokerage services, annuities and mutual funds), life insurance, property and casualty insurance on an agency basis, insurance premium financing, loan servicing for financial institutions, asset and portfolio management. The direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, investment banking and municipal and corporate finance services.

                       BB&T CORPORATION AND SUBSIDIARIES

 Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses and deferred tax assets or liabilities.

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

  Debt securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions, are classified as available for sale. In addition, all investments in equity securities are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred income taxes. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in noninterest income.

  Trading account securities are primarily held by Scott & Stringfellow, BB&T's investment banking and full-service brokerage subsidiary. Trading account securities are reported on the Consolidated Balance Sheets at fair value. Market adjustments, fees, and gains or losses earned on trading account securities are included in noninterest income. Interest income on trading account securities is included in other interest income. Gains or losses realized from the sale of trading securities are determined by specific identification and are included in noninterest income.

  During 2000, 1999 and 1998, BB&T transferred securities with amortized costs of $307.8 million, $231.5 million and $114.4 million, respectively, from the held-to-maturity portfolio to the available-for-sale portfolio. These securities were previously classified as held-to-maturity by entities that merged into BB&T under the pooling-of-interests method of accounting. BB&T transferred these amounts pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to conform the combined investment portfolios to BB&T's existing policies.

                       BB&T CORPORATION AND SUBSIDIARIES

 Loans Held for Sale

  Loans held for sale are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of loans are included in noninterest income.

 Loans and Leases

  Loans and leases that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances adjusted for any deferred fees or costs and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees, commitment fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods which approximate level-yield. Discounts and premiums are amortized to interest income over the estimated life of the loans using methods that approximate level-yield. Commercial loans and substantially all installment loans accrue interest on the unpaid balance of the loans. Lease receivables consist primarily of direct financing leases on rolling stock, equipment and real property, leases to municipalities and investments in leveraged lease transactions. Lease receivables are stated at the total amount of lease payments receivable plus guaranteed residual values, less unearned income. Recognition of income over the lives of the lease contracts approximates the level-yield method.

  A loan is impaired when, based on current information and events, it is probable that BB&T will be unable to collect all amounts due according to the contractual terms of the loan agreement. It is BB&T's policy to classify and disclose all commercial loans greater than $300,000 that are on nonaccrual status as impaired loans. Substantially all other loans made by BB&T are excluded from the definition of impaired loans as they are comprised of large groups of smaller balance homogeneous loans (residential mortgage and consumer installment) that are collectively evaluated for impairment. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. When the fair value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance.

 Allowance for Loan and Lease Losses

  The allowance for loan and lease losses is the estimated amount considered adequate to cover credit losses inherent in the outstanding loan and lease portfolio at the balance sheet date. The allowance is established through the provision for loan and lease losses, which is reflected in the Consolidated Statements of Income.

  The allowance is composed of general reserves, specific reserves and an unallocated reserve. General reserves for commercial loans are determined by applying loss percentages to the portfolio based on management's evaluation and "risk grading" of the commercial loan portfolio. General reserves are provided for noncommercial loan categories based on a four-year weighted average of actual loss experience, which is applied to the total outstanding loan balance of each loan category. Specific reserves are provided on all commercial loans that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management's evaluation of BB&T's exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Commercial loans for which a specific reserve is provided are excluded from the calculations of general reserves. The allowance calculation also incorporates specific reserves based on the results of measuring impaired loans, as described above.

                       BB&T CORPORATION AND SUBSIDIARIES

  The unallocated reserve consists of an amount deemed appropriate to cover the elements of imprecision and estimation risk inherent in the general and specific reserves and an amount determined based on management's evaluation of various conditions that are not directly measured by any other component of the allowance. This evaluation includes general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal credit examiners and results from external bank regulatory examinations.

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

 Nonperforming Assets

  Nonperforming assets include loans and leases on which interest is not being accrued and foreclosed property. Foreclosed property consists of real estate and other assets acquired through customers' loan defaults. Commercial and unsecured consumer loans and leases are generally placed on nonaccrual status when concern exists that principal or interest is not fully collectible, or when any portion of principal or interest becomes 90 days past due, whichever occurs first. Mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that concern over the collectibility of principal and interest is not significant. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectibility of principal or interest.

  Assets acquired as a result of foreclosure are carried at the lower of cost or fair value less estimated selling costs. Cost is determined based on the sum of unpaid principal, accrued but unpaid interest and acquisition costs associated with the loan. Any excess of unpaid principal over fair value at the time of foreclosure is charged to the allowance for loan and lease losses. Generally, such properties are appraised annually and the carrying value, if greater than the fair value, less selling costs, is adjusted with a charge to noninterest expense. Routine maintenance costs, declines in market value and net losses on disposal are included in other noninterest expense.

 Premises and Equipment

  Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation or amortization. In addition, purchased software and costs of computer software developed for internal use is capitalized provided certain criteria are met. Depreciation is computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements. Capitalized leases are amortized by the same methods as premises and equipment over the estimated useful lives or the lease term, whichever is less. Obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense.

                       BB&T CORPORATION AND SUBSIDIARIES

 Securities Sold Under Agreements to Repurchase

  Securities sold under agreements to repurchase, which are classified as secured short-term borrowed funds, generally mature within one year from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. BB&T may be required to provide additional collateral based on the fair value of the underlying securities.

 Income Taxes

  The provision for income taxes is based upon income for financial statement purposes, adjusted for nontaxable income and nondeductible expenses. Deferred income taxes have been provided when different accounting methods have been used in determining income for income tax purposes and for financial reporting purposes. Deferred tax assets and liabilities are recognized based on future tax consequences attributable to differences arising from the financial statement carrying values of assets and liabilities and their tax bases. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with effects included in the income tax provision. BB&T and its subsidiaries file a consolidated Federal income tax return. Each subsidiary pays its proportional share of Federal income taxes to BB&T based on its taxable income. Institutions acquired during the current fiscal year file separate Federal income tax returns for the periods prior to consummation of the acquisitions.

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

                       BB&T CORPORATION AND SUBSIDIARIES

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

 Per Share Data

  Basic net income per common share has been computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the years presented. Diluted net income per common share has been computed by dividing net income, as adjusted for the interest expense related to convertible debt where applicable, by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding. Restricted stock grants are considered as issued for purposes of calculating net income per share. See Note
R. in the "Notes to Consolidated Financial Statements for the calculation of basic and diluted earnings per share.

  On June 23, 1998, BB&T's Board of Directors approved a 2-for-1 stock split in the Corporation's common stock effected in the form of a 100% stock dividend paid August 3, 1998. All per share amounts presented herein and the weighted average shares reflected above have been restated as appropriate to retroactively reflect the stock split.

 Intangible Assets

  Intangible assets consist of the cost in excess of the fair value of net assets acquired in transactions accounted for as purchases (goodwill), premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets. Such assets are included in other assets in the "Consolidated Balance Sheets," and are being amortized on straight-line or accelerated bases over periods ranging from 5 to 25 years. At December 31, 2000, BB&T had $747.4 million in unamortized goodwill and $14.0 million in unamortized core deposit and other intangibles. Negative goodwill is created when the fair value of the net assets purchased exceeds the purchase price. Such balances are included in other liabilities in the "Consolidated Balance Sheets" and are being amortized over periods ranging from 10 to 15 years. At December 31, 2000, BB&T had unamortized negative goodwill totaling $14.3 million.

 Mortgage Servicing Rights

  Purchased and internally originated mortgage servicing rights are included as other assets in the "Consolidated Balance Sheets". The cost of purchased mortgage servicing rights and the allocated cost of originated mortgage servicing rights are capitalized and amortized over the estimated lives of the loans to which they relate. BB&T periodically assesses the capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance established through a charge to mortgage banking income. At December 31, 2000, BB&T had capitalized mortgage servicing rights totaling $237.9 million reflected in other assets. Income from mortgage servicing fees is reflected as mortgage banking income on the "Consolidated Statements of Income."

                       BB&T CORPORATION AND SUBSIDIARIES

 Loan Securitizations

  BB&T periodically transfers mortgage loans from the loan portfolio to securities available for sale by securitizing the mortgage loans in the secondary mortgage market. Following the transfers, the securities are reported at estimated fair value based on quoted market prices, with unrealized gains and losses reported as a separate component of shareholders' equity, net of deferred income taxes. Since the transfers are not considered a sale, no gain or loss is recorded in conjunction with the transfers of the loans. BB&T also securitizes and sells loans to third party investors, while retaining the mortgage servicing on the loans sold. Gains or losses incurred on the loans sold are reflected in mortgage banking income.

 Changes in Accounting Principles and Effects of New Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to be offset by related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June of 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 138 addresses a limited number of issues related to the implementation of SFAS No. 133. The fair value of BB&T's derivative financial instruments was not reflected on the balance sheet as of December 31, 2000. BB&T adopted the provisions of SFAS No. 133, as amended, effective January 1, 2001, as required by the FASB. On that date, BB&T reassessed and designated derivative instruments used for risk management as fair value hedges, cash flow hedges and derivatives not qualifying for hedge accounting treatment, as appropriate. On January 1, 2001, BB&T had derivatives with a notional value of $1.8 billion. In conjunction with the adoption of SFAS No. 133, BB&T recorded a transition adjustment of $7.9 million, after taxes, to accumulated other nonshareholder changes in equity on January 1, 2001. There was no material impact on net income at the date of adoption. Substantially all of the transition adjustment will be reversed into net income during 2001. The transition adjustment is based on the interpretive guidance issued thus far by the FASB. However, the FASB continues to issue guidance that could affect BB&T's application of the statement and require adjustments to the transition amount.

  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The statements provide accounting and reporting standards for such transactions based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Certain disclosure requirements of the statement were effective immediately and have been adopted by BB&T. Other portions become effective for transactions occurring after March 31, 2001. The adoption of the continuing provisions of SFAS No. 125 did not have a material impact on BB&T's consolidated

                       BB&T CORPORATION AND SUBSIDIARIES
financial position or consolidated results of operations. Management does not anticipate that the adoption of the new provisions of SFAS No. 140 will have a material impact on BB&T's consolidated financial position or consolidated results of operations. See Note G. in the "Notes to Consolidated Financial Statements" for disclosures relating to SFAS No. 140.

 Supplemental Disclosures of Cash Flow Information

  As referenced in the "Consolidated Statements of Cash Flows," BB&T acquired assets and assumed liabilities in transactions accounted for as purchases. The fair values of these assets acquired and liabilities assumed, at acquisition, were as follows:

                                               2000       1999       1998
                                             ---------  ---------  ---------
                                                (Dollars in thousands)
   Fair Value of Net Assets acquired         $  92,542  $ 101,722  $ 116,701
   Purchase Price                             (168,678)  (288,984)  (310,618)
                                             ---------  ---------  ---------
   Excess of Purchase Price over Net Assets
    acquired                                 $ (76,136) $(187,262) $(193,917)
                                             =========  =========  =========

 Income and Expense Recognition

  Items of income and expense are recognized using the accrual basis of accounting, except for some immaterial amounts that are recognized when received or paid.

                       BB&T CORPORATION AND SUBSIDIARIES

NOTE B. Mergers and Acquisitions

  The following table presents summary information with respect to mergers and acquisitions of financial institutions completed during the last three years:

                 Summary of Completed Mergers and Acquisitions

                                                                                                               BB&T Common
                                                                                                   Goodwill   Shares Issued
    Date of           Acquired                                          Accounting   Goodwill    Amortization  to Complete
  Acquisition        Institution        Headquarters      Total Assets    Method     Recorded       Period     Transaction
  -----------     ----------------  -------------------- -------------- ---------- ------------- ------------ -------------
December 27,      BankFirst             Knoxville, Tenn. $929.5 million  Purchase  $71.0 million   15 Years    5.3 million
 2000             Corporation
November 15,      Edgar M. Norris       Greenville, S.C.    3.7 million  Purchase            N/A        N/A            N/A
 2000             & Co.
September 29,     Laureate Capital       Charlotte, N.C.   13.8 million  Purchase            N/A        N/A            N/A
 2000             Corp.
July 6, 2000      One Valley           Charleston, W.Va.    6.4 billion   Pooling            N/A        N/A   43.1 million
                  Bancorp, Inc.
June 15, 2000     First Banking          Statesboro, Ga.  420.0 million   Pooling            N/A        N/A    4.1 million
                  Company of
                  Southeast
                  Georgia
June 13, 2000     Hardwick Holding           Dalton, Ga.  507.2 million   Pooling            N/A        N/A    3.9 million
                  Company
January 13, 2000  Premier                   Atlanta, Ga.    2.0 billion   Pooling            N/A        N/A   16.8 million
                  Bancshares, Inc.
---------------------------------------------------------------------------------------------------------------------------
November 10,      First Liberty               Macon, Ga.    1.7 billion   Pooling            N/A        N/A   12.4 million
 1999             Financial Corp.
August 27, 1999   Matewan              Williamson, W.Va.  734.7 million  Purchase   92.8 million   15 Years    3.2 million
                  BancShares, Inc.
July 14, 1999     Mason-Dixon           Westminster, Md.    1.2 billion   Pooling            N/A        N/A    6.6 million
                  Bancshares, Inc.
July 9, 1999      First Citizens             Newnan, Ga.  417.8 million   Pooling            N/A        N/A    3.2 million
                  Corporation
March 26, 1999    Scott &                  Richmond, Va.  262.1 million  Purchase   72.8 million   15 Years    3.6 million
                  Stringfellow
                  Financial, Inc.
March 5, 1999     MainStreet           Martinsville, Va.    2.0 billion   Pooling            N/A        N/A   16.8 million
                  Financial
                  Corporation
---------------------------------------------------------------------------------------------------------------------------
September 30,     Maryland Federal      Hyattsville, Md.    1.3 billion  Purchase  158.8 million   15 Years    8.7 million
 1998             Bancorp, Inc.
July 1, 1998      Franklin              Washington, D.C.  674.9 million   Pooling            N/A        N/A    4.9 million
                  Bancorporation
                  Inc.
June 30, 1998     W.E. Stanley &        Greensboro, N.C.   12.2 million  Purchase   10.3 million   15 Years        174,000
                  Company Inc.
June 18, 1998     Dealers' Credit   Menomonee Falls, Wi.   41.3 million  Purchase    9.5 million   15 Years        115,000
                  Inc.
March 1, 1998     Life Bancorp,             Norfolk, Va.    1.5 billion   Pooling            N/A        N/A   11.6 million
                  Inc.

--------
N/A--Not applicable or undisclosed terms.

  The table above does not include mergers and acquisitions made by any of the acquired companies prior to their acquisition by BB&T.

  During 2000, BB&T acquired six insurance agencies, which were accounted for as purchases. In conjunction with these transactions, BB&T issued 1.4 million shares of common stock and recorded $38.9 million in goodwill, which is being amortized using the straight-line method over 15 years. During 1999, BB&T acquired eleven insurance agencies and the book of business from another agency. These acquisitions were accounted for as purchases. In conjunction with the 1999 transactions, BB&T issued a total of 1.5 million shares of common stock and recorded $52.8 million of goodwill, which is being amortized using the straight-line method over 15 years. During 1998, BB&T acquired four insurance agencies and the book of business of another agency. These acquisitions were accounted for as purchases. In conjunction with the 1998 transactions, BB&T issued approximately 475,000 shares of common stock and recorded $17.5 million of goodwill, which is being amortized using the straight-line method over 15 years.

  For acquisitions accounted for as purchases, the financial information contained herein includes data relevant to the acquirees since the date of acquisition. For acquisitions accounted for as poolings of

                       BB&T CORPORATION AND SUBSIDIARIES
interests, the financial information contained herein has been restated to include the accounts of the merged institutions for all periods presented. BB&T typically provides an allocation period, not to exceed one year, to identify and quantify the assets acquired and liabilities assumed in business combinations accounted for as purchases.

  Management currently does not anticipate any material adjustments to the assigned values of the assets and liabilities of acquired companies.

  The following unaudited presentation reflects selected information from the "Consolidated Income Statements" on a Pro Forma basis as if the purchase transactions listed in the table above had been acquired as of the beginning of the years presented:

                          For the Years Ended
                         ---------------------
                            2000       1999
                         ---------- ----------
                              (Dollars in
                              thousands,
                           except per share
                                 data)
         Total revenues  $2,853,570 $2,896,815
                         ========== ==========
         Net income      $  609,670 $  707,286
                         ========== ==========
         Basic EPS       $     1.53 $     1.79
                         ========== ==========
         Diluted EPS     $     1.51 $     1.76
                         ========== ==========

 Mergers and Acquisitions Pending at December 31, 2000

  On July 27, 2000, BB&T announced plans to acquire FCNB Corp. ("FCNB") of Frederick, Maryland. FCNB has $1.6 billion in assets and operates 34 banking offices primarily in Frederick and Montgomery counties in central Maryland. The transaction, which was accounted for as a pooling of interests, was consummated on January 7, 2001. BB&T issued 8.7 million shares of common stock in exchange for all of the outstanding common shares of FCNB. The financial statements presented herein have not been restated to reflect the accounts of FCNB.

  On September 6, 2000, BB&T announced plans to acquire FirstSpartan Financial Corp. ("FirstSpartan") of Spartanburg, South Carolina. FirstSpartan has $591 million in assets and operates eleven banking offices in Spartanburg and Greenville counties. The transaction, which was accounted for as a purchase, was consummated on March 2, 2001. BB&T issued 3.8 million shares of common stock in exchange for all of the outstanding common shares of FirstSpartan. BB&T recorded goodwill totaling $46.0 million in connection with this acquisition, which is being amortized using the straight-line method over 15 years.

  On December 5, 2000, BB&T announced plans to merge with Century South Banks Inc. ("Century South") of Alpharetta, Georgia. Century South has $1.6 billion in assets and operates 40 banking offices in Georgia, North Carolina, Tennessee, and Alabama. Shareholders of Century South will receive .93 shares of BB&T common stock in exchange for each share of Century South common stock held. The transaction, which is expected to be accounted for as a pooling of interests, is planned for completion in the second quarter of 2001.

  On January 24, 2001, BB&T announced plans to acquire Virginia Capital Bancshares Inc. ("VCAP") of Fredericksburg, Virginia. VCAP has $532.7 million in assets and operates four banking offices in the Washington-Baltimore combined metropolitan statistical area. Shareholders of VCAP will receive between .4958 and .6060 shares of BB&T common stock depending on a pricing period prior to the VCAP shareholders' meeting to vote on the proposed merger. The transaction, which is expected to be accounted for as a purchase, is planned for completion in the second quarter of 2001.

                       BB&T CORPORATION AND SUBSIDIARIES

  On January 24, 2001, BB&T announced plans to merge with F&M National Corporation ("F&M") of Winchester, Virginia. F&M has $4 billion in assets and operates 163 banking offices, 13 mortgage banking offices, three trust offices, and six insurance offices. Shareholders of F&M will receive 1.09 shares of BB&T common stock in exchange for each share of F&M common stock held. The transaction, which is expected to be accounted for as a pooling of interests, is planned for completion in the third quarter of 2001.

NOTE C. Securities

  The amortized costs and approximate fair values of securities held to maturity and available for sale were as follows:

                                    December 31, 2000                        December 31, 1999
                        ----------------------------------------- ----------------------------------------
                                    Gross Unrealized   Estimated              Gross Unrealized
                         Amortized  -----------------    Fair      Amortized  ----------------  Estimated
                           Cost      Gains    Losses     Cost        Gains     Value   Losses  Fair Value
                        ----------- -------- -------- ----------- ----------- ------- -------- -----------
                                                      (Dollars in thousands)
Securities held to
 maturity:
 U.S. Treasury,
  government and agency
  obligations           $    33,739 $    --  $     35 $    33,704 $    23,184 $     4 $      6 $    23,182
 Mortgage-backed
  securities                    --       --       --          --          --      --       --          --
 States and political
  subdivisions               35,535      488      --       36,023     379,822   2,580    8,948     373,454
 Other securities               --       --       --          --        1,891     --       --        1,891
                        ----------- -------- -------- ----------- ----------- ------- -------- -----------
 Total securities held
  to maturity                69,274      488       35      69,727     404,897   2,584    8,954     398,527
                        ----------- -------- -------- ----------- ----------- ------- -------- -----------
Securities available
 for sale:
 U.S. Treasury,
  government and agency
  obligations             8,568,020  254,645    6,817   8,815,848   5,762,670   1,716  175,600   5,588,786
 Mortgage-backed
  securities              2,538,584   26,535    2,202   2,562,917   4,376,959   5,129  125,084   4,257,004
 States and political
  subdivisions              949,439   11,148    7,208     953,379     639,225   8,692   32,039     615,878
 Equity and other
  securities              1,550,834      105  101,220   1,449,719   1,973,599     516  177,961   1,796,154
                        ----------- -------- -------- ----------- ----------- ------- -------- -----------
 Total securities
  available for sale     13,606,877  292,433  117,447  13,781,863  12,752,453  16,053  510,684  12,257,822
                        ----------- -------- -------- ----------- ----------- ------- -------- -----------
 Total securities       $13,676,151 $292,921 $117,482 $13,851,590 $13,157,350 $18,637 $519,638 $12,656,349
                        =========== ======== ======== =========== =========== ======= ======== ===========

  Securities with a book value of approximately $7.1 billion and $6.6 billion at December 31, 2000 and 1999, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase and for other purposes as required by law. At December 31, 2000 and 1999, the carrying amount of securities pledged to secure repurchase agreements was $2.8 billion and $2.7 billion, respectively.

  At December 31, 2000 and 1999, there were no concentrations of investments in obligations of states and political subdivisions that were payable from the same taxing authority or secured by the same revenue source that exceeded ten percent of shareholders' equity. Trading securities totaling $96.7 million at December 31, 2000 and $93.2 million at December 31, 1999 are excluded from the accompanying tables.

  Proceeds from sales of securities during 2000, 1999 and 1998 were $5.1 billion, $874.8 million and $1.6 billion, respectively. Gross gains of $5.0 million, $4.0 million and $16.1 million and gross losses of $223.6 million, $10.1 million and $6.0 million were realized on those sales in 2000, 1999 and 1998, respectively.

                       BB&T CORPORATION AND SUBSIDIARIES

  The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.

                                                December 31, 2000
                                   -------------------------------------------
                                    Held to Maturity     Available for Sale
                                   ------------------- -----------------------
                                             Estimated              Estimated
                                   Amortized   Fair     Amortized     Fair
                                     Cost      Value      Cost        Value
                                   --------- --------- ----------- -----------
                                             (Dollars in thousands)
Debt Securities:
  Due in one year or less           $27,652   $27,637  $   326,745 $   327,429
  Due after one year through five
   years                             37,592    37,904    4,952,139   5,109,488
  Due after five years through ten
   years                              3,667     3,811    4,228,114   4,337,059
  Due after ten years                   363       375    2,681,340   2,683,480
                                    -------   -------  ----------- -----------
    Total debt securities           $69,274   $69,727  $12,188,338 $12,457,456
                                    =======   =======  =========== ===========

NOTE D. Loans and Leases

  Loans and leases were composed of the following:

                                                        December 31,
                                                   ------------------------
                                                      2000         1999
                                                   -----------  -----------
                                                   (Dollars in thousands)
   Loans:
     Commercial, financial and agricultural        $ 5,893,808  $ 5,382,373
     Leases receivables                              4,453,589    2,606,002
     Real estate--construction and land
      development                                    3,789,309    3,818,396
     Real estate--mortgage                          22,428,312   20,237,959
     Consumer                                        5,368,810    4,589,510
                                                   -----------  -----------
       Loans and leases held for investment         41,933,828   36,634,240
         Less: unearned income                      (2,479,517)  (1,246,254)
                                                   -----------  -----------
         Loans and leases, net of unearned income  $39,454,311  $35,387,986
                                                   ===========  ===========

  The net investment in leases was $2.1 billion and $1.5 billion at December 31, 2000 and 1999, respectively. BB&T had loans held for sale at December 31, 2000 and 1999 totaling $846.3 million and $367.2 million, respectively.

  BB&T had $27.1 billion in loans secured by real estate at December 31, 2000. However, these loans were not concentrated in any specific market or geographic area other than the Banks' primary markets.

                       BB&T CORPORATION AND SUBSIDIARIES

  The following table sets forth certain information regarding BB&T's impaired loans:

                                                          December 31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
                                                     (Dollars in thousands)
   Total recorded investment--impaired loans         $42,730  $39,107  $50,749
                                                     -------  -------  -------
   Total recorded investment with related valuation
    allowance                                         42,730   39,107   49,368
   Valuation allowance assigned to impaired loans     (6,409)  (8,335)  (9,791)
                                                     -------  -------  -------
   Net carrying value--impaired loans                $36,321  $30,772  $39,577
                                                     =======  =======  =======
   Average balance of impaired loans                 $27,572  $36,558  $57,996
                                                     =======  =======  =======
   Cash basis interest income recognized on
    impaired loans                                   $   --   $   822  $   440
                                                     =======  =======  =======

  The following table provides an analysis of loans made to directors, executive officers and their interests, which in the aggregate exceeded $60,000 at any time during 2000. All amounts shown represent loans made by BB&T's subsidiary banks in the ordinary course of business at the Banks' normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

                                 (Dollars in thousands)
                                 ----------------------
     Balance, December 31, 1999         $336,836
       Additions                          74,938
       Reductions                        224,869
                                        --------
     Balance, December 31, 2000         $186,905
                                        ========

NOTE E. Allowance for Loan and Lease Losses

  An analysis of the allowance for loan and lease losses is presented in the following table:

                                         For the Years Ended December 31,
                                         ----------------------------------
                                            2000        1999        1998
                                         ----------  ----------  ----------
                                              (Dollars in thousands)
   Beginning Balance                     $  477,296  $  442,341  $  388,867
     Allowances of purchased companies       12,934      10,697      25,151
     Provision for losses charged to
      expense                               127,431     114,433     114,729
     Loans and leases charged-off          (130,112)   (122,478)   (114,752)
     Recoveries of previous charge-offs      34,411      32,303      28,346
                                         ----------  ----------  ----------
       Net loans and leases charged-off     (95,701)    (90,175)    (86,406)
                                         ----------  ----------  ----------
   Ending Balance                        $  521,960  $  477,296  $  442,341
                                         ==========  ==========  ==========

  At December 31, 2000, 1999 and 1998, loans not currently accruing interest totaled $150.0 million, $119.0 million and $119.1 million, respectively. Loans 90 days or more past due and still accruing interest totaled $72.3 million, $60.0 million and $63.3 million, at December 31, 2000, 1999 and 1998, respectively. The gross interest income that would have been earned during 2000 if the outstanding nonaccrual loans and leases had been current in accordance with the original terms and had been outstanding throughout the period (or since origination, if held for part of the period) was approximately $13.1 million. Foreclosed property totaled $43.0 million, $31.9 million and $37.2 million at December 31, 2000, 1999 and 1998, respectively.

                       BB&T CORPORATION AND SUBSIDIARIES

NOTE F. Premises and Equipment

  A summary of premises and equipment is presented in the accompanying table:

                                                        December 31,
                                                    ---------------------
                                                       2000       1999
                                                    ---------- ----------
                                                         (Dollars in
                                                         thousands)
   Land and land improvements                       $  150,404 $  139,545
   Buildings and building improvements                 622,900    555,608
   Furniture and equipment                             573,163    564,877
   Capitalized leases on premises and equipment          3,943      3,945
                                                    ---------- ----------
                                                     1,350,410  1,263,975
   Less--accumulated depreciation and amortization     572,650    550,886
                                                    ---------- ----------
     Net premises and equipment                     $  777,760 $  713,089
                                                    ========== ==========

  Depreciation expense, which is included in occupancy and equipment expense, was $101.6 million, $101.5 and $89.1 million in 2000, 1999 and 1998, respectively.

  BB&T has noncancelable leases covering certain premises and equipment. Total rent expense applicable to operating leases was $58.0 million, $64.0 million and $43.7 million for 2000, 1999 and 1998, respectively. Future minimum lease payments for operating and capitalized leases for years subsequent to 2000 are as follows:

                                                                Leases
                                                         ---------------------
                                                         Operating Capitalized
                                                         --------- -----------
                                                              (Dollars in
                                                              thousands)
   Years ended December 31:
     2001                                                $ 43,879    $  381
     2002                                                  38,107       381
     2003                                                  33,792       347
     2004                                                  31,011       289
     2005                                                  27,188       278
     2006 and years later                                 113,831     2,355
                                                         --------    ------
   Total minimum lease payments                          $287,808     4,031
                                                         ========
   Less--amount representing interest                                 1,797
                                                                     ------
   Present value of net minimum payments on capitalized
    leases (See Note I.)                                             $2,234
                                                                     ======

                       BB&T CORPORATION AND SUBSIDIARIES

NOTE G. Loan Servicing

  The following is an analysis of capitalized mortgage servicing rights included in other assets in the Consolidated Balance Sheets:

                                           Capitalized Mortgage
                                             Servicing Rights
                                        ----------------------------
                                          2000      1999      1998
                                        --------  --------  --------
                                          (Dollars in thousands)
   Balance, January 1,                  $189,809  $119,613  $ 79,250
     Servicing rights capitalized         55,855    79,437    86,954
     Acquired in purchase transactions    12,153       --        --
     Servicing rights sold                   --        --     (1,118)
     Amortization expense                (18,733)  (28,730)  (28,042)
     Change in valuation allowance        (1,194)   19,489   (17,431)
                                        --------  --------  --------
   Balance, December 31,                $237,890  $189,809  $119,613
                                        ========  ========  ========

  Capitalized mortgage servicing rights are being amortized on a disaggregated loan basis using an accelerated method over the estimated life of the underlying loans. The servicing rights portfolio is analyzed each quarter to identify possible impairment using a disaggregated discounted cash flow methodology that is stratified by predominant risk characteristics. These characteristics include stratification based on type of loan, maturity of loan and interest rates in intervals of 150 basis points, except at December 31, 2000, when the interval was expanded to 200 basis points. Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights in 2000, 1999 and 1998 including the effects of related hedging instruments:

                          Valuation Allowance for
                             Mortgage Servicing
                                   Rights
                          --------------------------
                           2000      1999     1998
                          -------  --------  -------
                           (Dollars in thousands)
   Balance, January 1,    $ 1,542  $ 21,031  $ 3,600
     Additions                107       462   17,704
     Reductions            (1,301)  (19,951)    (273)
                          -------  --------  -------
   Balance, December 31,  $   348  $  1,542  $21,031
                          =======  ========  =======

  Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $15.8 billion and $15.2 billion at December 31, 2000 and 1999, respectively.

  During 2000, BB&T securitized and sold $2.4 billion of fixed rate mortgage loans and recognized a pretax loss of $5.4 million, which was recorded in noninterest income. BB&T retained the related mortgage servicing rights and receives annual servicing fees approximating .25% of the outstanding balance of the mortgage loans. The investors in the resulting securities have no recourse against BB&T for any failure of the loans underlying the securities.

  BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds, net charge-off experience and discount rates commensurate with the risks involved.

                       BB&T CORPORATION AND SUBSIDIARIES

  At December 31, 2000, the sensitivity of the current fair value of the capitalized mortgage servicing rights to immediate 25% and 50% adverse changes in key economic assumptions are included in the accompanying table.

                                             Key Assumptions in the
                                             Valuation of Mortgage
                                                Servicing Rights
                                             ----------------------
                                             (Dollars in thousands)
   Fair Value of Mortgage Servicing Rights
      Retained in Loan Sale Transactions            $222,135
                                                    ========
   Weighted Average Life                                10.0 yrs
                                                    ========
   Prepayment Speed                                     18.0%
     Effect on fair value of a 25% increase         $(20,016)
     Effect on fair value of a 50% increase          (36,211)
   Expected credit losses                                0.4%
     Effect on fair value of a 25% increase         $   (718)
     Effect on fair value of a 50% increase           (1,435)
   Discount Rate                                        8.00%
     Effect on fair value of a 25% increase         $(15,179)
     Effect on fair value of a 50% increase          (28,248)

  The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As the figures indicate, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the effect of the change.

  The following table includes a summary of mortgage loans outstanding, the portion securitized and derecognized during the periods presented and related delinquencies and net charge-offs.

                                                          2000       1999
                                                       ---------- ----------
                                                            (Dollars in
                                                            thousands)
   Mortgage Loans Managed or Securitized*              $8,887,720 $8,444,829
     Less: Loans Securitized and Transferred to
      Securities Available for Sale                     1,032,546    695,432
     Less: Loans Held for Sale                            846,323    367,243
                                                       ---------- ----------
   Mortgage Loans Held for Investment                  $7,008,851 $7,382,154
                                                       ========== ==========
   Mortgage Loans on Nonaccrual Status                 $   37,642 $   37,954
   Mortgage Loans Past Due 90 Days and Still Accruing      27,867     23,119
   Mortgage Loan Net Charge-offs                            1,623      4,272

--------
* Mortgage loans managed or securitized include loans in which BB&T retains only the related servicing rights. Balances exclude loans serviced for others.

                       BB&T CORPORATION AND SUBSIDIARIES

NOTE H. Short-Term Borrowed Funds

  Short-term borrowed funds are summarized as follows:

                                                         December 31,
                                                     ---------------------
                                                        2000       1999
                                                     ---------- ----------
                                                          (Dollars in
                                                          thousands)
   Federal funds purchased                           $1,394,755 $  304,793
   Securities sold under agreements to repurchase     2,595,260  2,639,879
   Master notes                                         709,747    698,704
   U.S. Treasury tax and loan deposit notes payable     214,858  1,252,469
   Short-term Federal Home Loan Bank advances            44,331    461,657
   Short-term bank notes                              1,890,000  1,645,000
   Other short-term borrowed funds                      107,745    969,371
                                                     ---------- ----------
     Total short-term borrowed funds                 $6,956,696 $7,971,873
                                                     ========== ==========

  Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under agreements to repurchase are borrowings collateralized by securities of the U.S. Government or its agencies and generally have maturities ranging from overnight to one year. U.S. Treasury tax and loan deposit notes payable are payable upon demand to the U.S. Treasury. Master notes are unsecured, non-negotiable obligations of BB&T (variable rate commercial paper with maturities of 270 days). Short-term Federal Home Loan Bank advances generally mature daily. Short-term bank notes are unsecured borrowings issued by the banking subsidiaries that generally mature in less than one year.

  A summary of selected data related to short-term borrowed funds follows:

                                             As of / For the Year Ended
                                                    December 31,
                                          ----------------------------------
                                             2000        1999        1998
                                          ----------  ----------  ----------
                                               (Dollars in thousands)
   Maximum outstanding at any month-end
    during the year                       $8,111,010  $8,101,034  $6,851,348
   Balance outstanding at end of year      6,956,696   7,971,873   4,815,734
   Average outstanding during the year     6,684,688   6,270,755   5,255,111
   Average interest rate during the year        6.01%       4.89%       5.20%
   Average interest rate at end of year         6.12        4.28        4.82

                       BB&T CORPORATION AND SUBSIDIARIES

NOTE I. Long-Term Debt

  Long-term debt is summarized as follows:

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
                                                               (Dollars in
                                                               thousands)
Capitalized leases, varying maturities to 2028 with
 rates from 8.11% to 12.65%. Balance represents the
 unamortized amounts due on leases of various
 facilities.                                              $    2,234 $    2,535
Medium-term bank notes, unsecured, varying maturities to
 2002 with variable rates from 5.70% to 7.05%.             1,201,996    969,945
Advances from Federal Home Loan Bank, varying maturities
 to 2019 with rates from 1.00% to 8.51%.                   6,170,520  4,115,086
Subordinated Notes, unsecured, dated May 21, 1996, June
 3, 1997 and June 30, 1998(1); maturing May 23, 2003,
 June 15, 2007 and June 30, 2025; with interest rates of
 7.05%, 7.25% and 6.375%, respectively.(2)                   856,072    857,272
CMO Bonds, secured by investments, dated 1985, callable
 July 1, 2001, with an interest rate of 11.25%.                5,703      8,128
Corporation-obligated mandatorily redeemable capital
 securities, dated July 16, 1997, maturing June 15,
 2027, with interest at 10.07%; November 19, 1997,
 maturing December 1, 2027, with interest at 8.90%;
 November 13, 1997, maturing December 31, 2027, with
 interest at 9.00%; and April 22, 1998, maturing June
 30, 2028, with interest at 8.40%.(3)                        114,750    117,987
Other mortgage indebtedness                                    3,397      2,475
                                                          ---------- ----------
  Total long-term debt                                    $8,354,672 $6,073,428
                                                          ========== ==========

--------
  Excluding the capitalized leases set forth in Note F, future debt maturities are $479.1 million, $795.0 million, $356.9 million, $240.4 million and $373.6 million for the next five years. The maturities for 2006 and later years total $6.1 billion.

(1) The $350 million in subordinated debt, issued June 30, 1998, is mandatorily puttable to BB&T on June 30, 2005, and contains a remarketing option that allows the debt to be reissued by the holder of the option to the stated maturity of June 30, 2025.
(2) Subordinated notes qualify under the risk-based capital guidelines as Tier 2 supplementary capital.
(3) Securities qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

Redeemable Capital Securities

  In July, 1997, Mason-Dixon Capital Trust ("MDCT") issued $20 million of 10.07% Preferred Securities. MDCT, a statutory business trust created under the laws of the State of Delaware, was formed by Mason-Dixon Bancshares, Inc., ("Mason-Dixon") for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in 10.07% Junior Subordinated Debentures issued by Mason-Dixon. Mason Dixon, which merged into BB&T on July 14, 1999, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MDCT's obligations under the Preferred Securities. MDCT's sole asset is

                       BB&T CORPORATION AND SUBSIDIARIES
the Junior Subordinated Debentures issued by Mason-Dixon and assumed by BB&T, which mature June 15, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after June 15, 2007. The Preferred Securities of MDCT, are subject to mandatory redemption in whole on June 15, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

  In November, 1997, MainStreet Capital Trust I ("MSCT I") issued $50 million of 8.90% Trust Securities. MSCT I, a statutory business trust created under the laws of the State of Delaware, was formed by MainStreet Financial Corporation, ("MainStreet") for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 8.90% Junior Subordinated Debentures issued by MainStreet. MainStreet, which merged into BB&T on March 5, 1999, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MSCT I's obligations under the Trust Securities. MSCT I's sole asset is the Junior Subordinated Debentures issued by MainStreet and assumed by BB&T, which mature December 1, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after December 1, 2007. The Trust Securities of MSCT I, are subject to mandatory redemption in whole on December 1, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions. One Valley Bancorp, Inc., which merged into BB&T Corporation on July 6, 2000 and a subsidiary of Mason-Dixon Bancshares, Inc, which merged into BB&T on July 14, 1999, each owned $2 million of the Trust Securities issued by MSCT I. As a result of these mergers, the outstanding balance of the MSCT I Trust Securities included in the consolidated balance sheets at December 31, 2000 and December 31, 1999 was $46 million.

  In November, 1997, Premier Capital Trust I ("PCT I") issued $28.75 million of 9.00% Preferred Securities. PCT I, a statutory business trust created under the laws of the State of Delaware, was formed by Premier Bancshares, Inc., ("Premier") for the purpose of issuing the Preferred Securities and investing the proceeds thereof in 9.00% Junior Subordinated Debentures issued by Premier. Premier, which merged into BB&T on January 13, 2000, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PCT I's obligations under the Preferred Securities. PCT I's sole asset is the Junior Subordinated Debentures issued by Premier and assumed by BB&T, which mature December 31, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after December 31, 2007. The Preferred Securities of PCT I, are subject to mandatory redemption in whole on December 31, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

  In April, 1998, Mason-Dixon Capital Trust II ("MDCT II") issued $20 million of 8.40% Preferred Securities. MDCT II, a Delaware statutory business trust, was formed by Mason-Dixon Bancshares, Inc., ("Mason-Dixon") for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in 8.40% Junior Subordinated Debentures issued by Mason-Dixon. Mason Dixon, which merged into BB&T on July 14, 1999, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MDCT II's obligations under the Preferred Securities. MDCT II's sole asset is the Junior Subordinated Debentures issued by Mason-Dixon and assumed by BB&T, which mature June 30, 2028, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after June 30, 2003. The Preferred Securities of MDCT II, are subject to mandatory

                       BB&T CORPORATION AND SUBSIDIARIES
redemption in whole on June 30, 2028, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provision.

  As a result of the mergers with MainStreet Financial Corporation, Mason-Dixon Bancshares, Inc. and Premier Bancshares, Inc., BB&T is the sole owner of the common stock of the above statutory Delaware business trusts and has assumed agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of the trusts obligations under the Trust and Preferred Securities. The proceeds from the issuance of these securities qualify as Tier I capital under the risk-based capital guidelines established by the Federal Reserve.

NOTE J. Shareholders' Equity

  The authorized capital stock of BB&T consists of 500,000,000 shares of common stock, $5 par value, and 5,000,000 shares of preferred stock, $5 par value. At December 31, 2000, 401,678,881 shares of common stock and no shares of preferred stock were issued and outstanding.

  Stock Option Plans

  At December 31, 2000, BB&T had the following stock-based compensation plans: the 1994 and 1995 Omnibus Stock Incentive Plans ("Omnibus Plans"), the Incentive Stock Option Plan ("ISOP"), the Non-Qualified Stock Option Plan ("NQSOP") and the Non-Employee Directors' Stock Option Plan ("Directors' Plan"), which are described below. BB&T accounts for these plans under APB Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method described by SFAS No. 123, BB&T's pro forma net income and pro forma earnings per share would have been as follows:

                                            For the Years Ended
                                                December 31,
                                         --------------------------
                                           2000     1999     1998
                                         -------- -------- --------
                                           (Dollars in thousands,
                                           except per share data)
Net income applicable to common shares:
  As reported                            $626,442 $705,574 $651,744
  Pro Forma                               607,514  687,295  638,991
Basic EPS:
  As reported                                1.57     1.78     1.67
  Pro Forma                                  1.52     1.74     1.64
Diluted EPS:
  As reported                                1.55     1.75     1.64
  Pro Forma                                  1.51     1.71     1.60

  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: dividend yield of 2.5% in 2000, 2.5% in 1999 and 2.3% in 1998; expected volatility of 29% in 2000, 25% in 1999 and 26% in 1998; risk free interest rates of 6.6%, 5.3% and 5.4% for 2000, 1999 and 1998, respectively; and expected lives of 6.0 years, 5.8 years and 6.2 years for 2000, 1999 and 1998, respectively.

                       BB&T CORPORATION AND SUBSIDIARIES

  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  In April, 1994 and February, 1995, the shareholders approved the Omnibus Plans which cover the award of incentive stock options, non-qualified stock options, shares of restricted stock, performance shares and stock appreciation rights. In April 1996, the shareholders approved an amendment to the 1995 Omnibus Plan that increased the maximum number of shares issuable under the terms of the plan, after giving effect to the August 3, 1998, 2-for-1 stock split, to 12,000,000. In May 2000, the shareholders approved an amendment to the 1995 Omnibus Plan that registered an additional 21.6 million shares for issuance under the Omnibus Plans.

  The provisions of the 1995 Omnibus Plan also provide for an automatic increase in the authorized number of shares issuable, equal to 3% of any increase in the Corporation's outstanding common shares. Including options authorized under these provisions, the maximum number of shares issuable under the 1995 Omnibus Plan was 35.7 million at December 31, 2000. The combined shares issuable under both Omnibus Plans, after giving effect to the 2-for-1 stock split and the automatic increase provided by the terms of the 1995 Omnibus Plan, is 43.7 million at December 31, 2000. The Omnibus Plans are intended to allow BB&T to recruit and retain employees with ability and initiative and to associate the employees' interests with those of BB&T and its shareholders. At December 31, 2000, 12,409,086 qualified stock options at prices ranging from $5.49 to $51.41 and 4,041,485 non-qualified stock options at prices ranging from $3.23 to $56.98 were outstanding. The stock options generally vest over 3 years and have a 10-year term.

  The ISOP and the NQSOP were established to retain key officers and key management employees and to offer them the incentive to use their best efforts on behalf of BB&T. The plans further provide for up to 2,202,000 shares of common stock to be reserved for the granting of options, which have a four year vesting schedule and must be exercised within ten years from the date granted. These plans expired on December 19, 2000; however, any options previously granted under the plans will be available to be exercised for ten years. No additional grants will be made pursuant to these plans. Incentive stock options granted had an exercise price equal to at least 100% of the fair market value of common stock on the date granted, and the non-qualified stock options were required to have an exercise price equal to at least 85% of the fair market value on the date granted. At December 31, 2000, options to purchase 97,428 shares of common stock at prices ranging from $4.75 to $8.375 were outstanding pursuant to the NQSOP. At December 31, 2000, options to purchase 76,782 shares of common stock at an exercise price of $9.8885 were outstanding pursuant to the ISOP.

  The Directors' Stock Option Plan is intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. The plan creates a deferred compensation system for participating non-employee directors. Each non-employee director may elect to defer 0%, 50% or 100% of the annual retainer fee for each calendar year and apply that percentage toward the grant of options to purchase BB&T common stock. Such elections are required to be in writing and are irrevocable for each calendar year. The exercise price at which shares of BB&T common stock may be purchased shall be equal to 75% of the market value of the common stock as of the date of grant. Options are vested in six months and may be exercised anytime thereafter until the expiration date, which is 10 years from the date of grant. The Directors' Plan provides for the reservation of up to 1,800,000 shares of BB&T common stock. At December 31,

                       BB&T CORPORATION AND SUBSIDIARIES

2000, options to purchase 671,142 shares of common stock at prices ranging from $6.3578 to $24.7774 were outstanding pursuant to the Directors' Plan.

  BB&T also has options outstanding that were granted by certain acquired companies. These options, which have not been included in the plans described above, totaled 158,156 as of December 31, 2000, with option prices ranging from $4.4327 to $11.8535.

  A summary of the status of the Company's stock option plans at December 31, 2000, 1999 and 1998 and changes during the years then ended is presented below:

                                  2000                  1999                  1998
                          --------------------- --------------------- ---------------------
                                      Wtd. Avg.             Wtd. Avg.             Wtd. Avg.
                                      Exercise              Exercise              Exercise
                            Shares      Price     Shares      Price     Shares      Price
                          ----------  --------- ----------  --------- ----------  ---------
Outstanding at beginning
 of year                  15,460,519   $19.43   15,508,850   $11.21   16,308,031   $11.21
Issued in purchase
 transactions                572,940    14.48      233,000    11.05      591,955    11.22
Granted                    4,433,655    23.79    2,913,317    34.01    2,800,577    28.03
Exercised                 (2,503,135)   12.59   (2,907,228)   10.89   (4,046,474)    9.49
Forfeited or Expired        (509,900)   34.87     (287,420)   36.28     (145,239)   22.21
                          ----------   ------   ----------   ------   ----------   ------
Outstanding at end of
 year                     17,454,079   $20.87   15,460,519   $19.43   15,508,850   $11.21
                          ==========   ======   ==========   ======   ==========   ======
Options exercisable at
 year-end                 13,074,437   $18.83   12,983,505   $16.49   12,110,860   $12.08
                          ==========   ======   ==========   ======   ==========   ======

  The weighted average fair value of options granted was $7.47, $8.56 and $7.44 per option at December 31, 2000, 1999 and 1998, respectively.

  The following table summarizes information about the options outstanding at December 31, 2000:

                          Options Outstanding         Options Exercisable
                   --------------------------------- ---------------------
                                Weighted-
                                 Average   Weighted-             Weighted-
                     Number     Remaining   Average    Number     Average
     Range of      Outstanding Contractual Exercise  Exercisable Exercise
 Exercise Prices    12/31/00      Life       Price    12/31/00     Price
 ---------------   ----------- ----------- --------- ----------- ---------
 $ 3.23 to $ 4.75      41,368      1.6 Yrs  $ 4.30       41,368   $ 4.30
 $ 4.76 to $ 7.25     378,939      1.6        6.47      378,939     6.47
 $ 7.26 to $10.75   2,790,710      3.1        9.05    2,790,710     9.05
 $10.76 to $16.00   3,575,582      4.7       12.84    3,575,582     4.65
 $16.01 to $24.00   6,143,443      8.3       22.68    3,042,414    21.39
 $24.01 to $36.00   2,489,830      7.5       30.27    2,078,618    30.24
 $36.01 to $56.98   2,034,207      8.1       37.24    1,166,806    37.99
                   ----------      ---      ------   ----------   ------
                   17,454,079      6.4      $20.87   13,074,437   $18.83
                   ==========      ===      ======   ==========   ======

 Shareholder Rights Plan

  On January 17, 1997, pursuant to the Rights Agreement approved by the Board of Directors, BB&T distributed to shareholders one preferred stock purchase right for each share of BB&T's common stock then outstanding. Subsequent to this date, all shares issued are accompanied by a stock purchase right. Initially, the rights, which expire in 10 years, are not exercisable and are not transferable apart from the common stock. The rights will become exercisable only if a person or group acquires 20% or more of BB&T's common stock, or BB&T's Board of Directors determines, pursuant to the terms of the Rights Agreement, that any person or group that has acquired 10% or

                       BB&T CORPORATION AND SUBSIDIARIES
more of BB&T's common stock is an "Adverse Person." Each right would then enable the holder to purchase 1/100th of a share of a new series of BB&T preferred stock at an initial exercise price of $145.00. The Board of Directors will be entitled to redeem the rights at $.01 per right under certain circumstances specified in the Rights Agreement.

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

Note K. Income Taxes

  The provision for income taxes was composed of the following:

                                Years Ended December 31,
                               --------------------------
                                 2000     1999     1998
                               -------- -------- --------
                                 (Dollars in thousands)
   Current expense:
     Federal                   $ 93,319 $151,492 $244,547
     State                       13,296   10,958   15,651
                               -------- -------- --------
   Total current expense        106,615  162,450  260,198
   Deferred expense             172,623  178,433   46,546
                               -------- -------- --------
   Provision for income taxes  $279,238 $340,883 $306,744
                               ======== ======== ========

  The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
                                                   (Dollars in thousands)
   Federal income taxes at statutory rates of
    35%                                          $316,998  $366,048  $335,251
   Tax-exempt income from securities, loans and
    leases less related non-deductible interest
    expense                                       (54,511)  (36,909)  (25,779)
   Amortization of goodwill                        16,429    13,221     6,700
   State income taxes, net of Federal tax
    benefit                                        10,268     9,821    12,112
   Other, net                                      (9,946)  (11,298)  (21,540)
                                                 --------  --------  --------
   Provision for income taxes                    $279,238  $340,883  $306,744
                                                 ========  ========  ========
   Effective income tax rate                         30.8%     32.6%     32.0%
                                                 ========  ========  ========

  During the fourth quarter of 2000, BB&T transferred responsibility for the management of certain operations to a subsidiary in a tax-advantaged jurisdiction, thereby lowering the effective

                       BB&T CORPORATION AND SUBSIDIARIES
income tax rate applicable to certain lease investments. In accordance with SFAS No. 13, Accounting for Leases, the net income from the affected leases was recalculated from inception based on the new effective income tax rate. The recalculation had the effect of reducing net interest income for 2000 by $14.3 million and reducing the current year's income tax provision by $19.8 million. BB&T intends to permanently reinvest the earnings of this subsidiary and, therefore, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, deferred income taxes associated with the current year's income tax benefit have not been provided.

  The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets (liabilities) in the "Consolidated Balance Sheets" were:

                                                     December 31,
                                                ------------------------
                                                   2000         1999
                                                -----------  -----------
                                                (Dollars in thousands)
   Deferred tax assets:
     Allowance for loan and lease losses        $   195,199  $   174,411
     Net unrealized depreciation on securities
      available for sale                                --       185,516
     Deferred compensation                           45,168       38,498
     Other                                           83,126       84,536
                                                -----------  -----------
   Total tax deferred assets                        323,493      482,961
                                                -----------  -----------
   Deferred tax liabilities:
     Net unrealized appreciation on securities
      available for sale                            (71,467)         --
     Lease financing                               (430,999)    (254,197)
     Mortgage servicing rights                      (65,280)     (41,359)
     Other                                          (64,941)     (53,265)
                                                -----------  -----------
   Total tax deferred liabilities                  (632,687)    (348,821)
                                                -----------  -----------
   Net deferred tax asset (liability)           $  (309,194) $   134,140
                                                ===========  ===========

  Securities transactions resulted in income tax (benefits) expense of ($76.6 million), ($2.3 million) and $3.9 million related to securities (losses) gains for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE L. Benefit Plans

  BB&T provides various benefit plans to existing employees and employees of acquired entities. Employees of acquired entities generally participate in existing BB&T plans upon consummation of the business combinations. The plans of acquired institutions are typically merged into the BB&T plans upon consummation of the mergers, and, under these circumstances, credit is usually given to these employees for years of service at the acquired institution for vesting and benefit accrual purposes.

  The following table summarizes expenses relating to employee retirement plans. These expenses are restated for business combinations accounted for as poolings of interests.

                                              2000    1999    1998
                                             ------- ------- -------
                                             (Dollars in thousands)
   Defined benefit plans                     $15,114 $19,050 $12,991
   Defined contribution and ESOP plans        21,480  16,968  21,582
                                             ------- ------- -------
     Total expense related to benefit plans  $36,594 $36,018 $34,573
                                             ======= ======= =======

                       BB&T CORPORATION AND SUBSIDIARIES

 Defined Benefit Retirement Plans

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

  In addition, supplemental retirement benefits are provided to certain key officers under supplemental defined benefit executive retirement plans, which are not qualified under the Internal Revenue Code. Although technically unfunded plans, insurance policies on the lives of the covered employees partially fund future benefits.

  Financial data relative to the defined benefit plans is summarized in the following tables for the years indicated:

                                      2000      1999      1998
                                    --------  --------  --------
                                      (Dollars in thousands)
   Net Periodic Pension Cost
   Service cost                     $ 19,390  $ 21,761  $ 15,059
   Interest cost                      28,040    26,831    19,765
   Estimated return on plan assets   (31,535)  (31,376)  (22,869)
   Net amortization and other         (2,653)   (1,811)    1,257
                                    --------  --------  --------
       Net periodic pension cost    $ 13,242  $ 15,405  $ 13,212
                                    ========  ========  ========

                                    Plans for which
                                     assets exceed        Plans for which
                                      accumulated      accumulated benefits
                                       benefits            exceed assets
                                   ------------------  ----------------------
                                     2000      1999       2000        1999
                                   --------  --------  ----------  ----------
                                           (Dollars in thousands)
   Change in Projected Benefit
    Obligation
   Projected benefit obligation,
    January 1,                     $324,769  $361,597     $32,037     $36,105
     Service cost                    18,150    20,491       1,240       1,270
     Interest cost                   25,427    24,578       2,613       2,254
     Actuarial (gain) loss           23,379   (64,754)      3,597      (6,924)
     Benefits paid                  (16,541)  (20,474)       (729)       (741)
     Change in plan provisions      (17,222)   (3,054)        (74)         75
     Other, net                       4,636     6,385           1          (2)
                                   --------  --------  ----------  ----------
   Projected benefit obligation,
    December 31,                   $362,598  $324,769     $38,685     $32,037
                                   ========  ========  ==========  ==========
                                     2000      1999       2000        1999
                                   --------  --------  ----------  ----------
                                           (Dollars in thousands)
   Change in Plan Assets
   Fair value of plan assets,
    January 1,                     $395,925  $382,554  $      --   $      --
     Actual return on plan assets    17,842    20,173         --          --
     Employer contributions           1,871     7,286         729         741
     Benefits paid                  (16,541)  (20,474)       (729)       (741)
     Other, net                       6,235     6,386         --          --
                                   --------  --------  ----------  ----------
   Fair value of plan assets,
    December 31,                   $405,332  $395,925  $      --   $      --
                                   ========  ========  ==========  ==========

                       BB&T CORPORATION AND SUBSIDIARIES

                                   Plans for which         Plans for which
                                    assets exceed       accumulated benefits
                                accumulated benefits        exceed assets
                                ----------------------  ----------------------
                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------
                                          (Dollars in thousands)
    Net Amount Recognized
    Funded status               $   42,734      71,156  $  (38,685) $  (32,037)
    Unrecognized transition
     (asset) obligation             (4,136)     (5,453)        337         429
    Unrecognized prior
     service cost                  (34,353)    (19,505)      2,033       2,436
    Unrecognized net loss
     (gain)                          9,093     (27,978)      7,656       4,675
    Other, net                          (1)          1         --            1
                                ----------  ----------  ----------  ----------
    Net amount recognized       $   13,337  $   18,221  $  (28,659) $  (24,496)
                                ==========  ==========  ==========  ==========

                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------
                                          (Dollars in thousands)
   Reconciliation of Net
    Pension Asset (Liability)
   Prepaid pension cost,
    January 1,                  $   18,221  $   21,266  $  (24,496) $  (20,164)
     Contributions                   1,871       7,286         729         741
     Net periodic pension cost      (8,353)    (10,331)     (4,889)     (5,074)
     Other, net                      1,598         --           (3)          1
                                ----------  ----------  ----------  ----------
   Prepaid (accrued) pension
    cost, December 31,          $   13,337  $   18,221  $  (28,659) $  (24,496)
                                ==========  ==========  ==========  ==========

                                    December 31,
                                ----------------------
                                   2000        1999
                                ----------  ----------
   Weighted Average
    Assumptions
   Weighted average assumed
    discount rate                     7.50%       7.75%
    Weighted average expected
     long-term rate of return
     on plan assets                   8.00        8.00
    Assumed rate of annual
     compensation increases           5.50        5.50

  Pension plan assets consist primarily of investments in mutual funds consisting of equity investments, obligations of the U.S. Treasury and Federal agencies and corporations. Plan assets included $26.0 million and $18.5 million of BB&T common stock at December 31, 2000 and 1999, respectively. The market value of total plan assets was $405.3 million and $395.9 million at December 31, 2000 and 1999, respectively.

 Postretirement Benefits Other than Pension

  BB&T provides certain postretirement benefits that cover employees retiring after December 31, 1995, who are eligible for participation in the BB&T pension plan and have at least ten years of service. The plan requires retiree contributions, with a subsidy by BB&T based upon years of service of the employee at the time of retirement. The subsidy is periodically reviewed for adjustment. The plan provides flexible benefits to retirees or their dependents.

                       BB&T CORPORATION AND SUBSIDIARIES

  The following tables set forth the components of the retiree benefit plan and the amount recognized in the consolidated financial statements at December 31, 2000, 1999 and 1998.

                                               2000   1999   1998
                                              ------ ------ ------
                                                  (Dollars in
                                                   thousands)
   Net Periodic Postretirement Benefit Cost:
   Service cost                               $2,141 $1,126 $1,550
   Interest cost                               4,426  3,314  3,422
   Amortization and other                        633    518    519
                                              ------ ------ ------
       Total expense                          $7,200 $4,958 $5,491
                                              ====== ====== ======

                                                 2000      1999
                                               --------  --------
                                                  (Dollars in
                                                  thousands)
   Change in Projected Benefit Obligation
   Projected benefit obligation, January 1,    $ 51,198  $ 53,630
     Service cost                                 2,141     1,126
     Interest cost                                4,426     3,314
     Plan participants' contributions               567       727
     Actuarial loss (gain)                        3,646    (8,286)
     Benefits paid                               (3,535)   (1,793)
     Other, net                                   7,049     2,480
                                               --------  --------
   Projected benefit obligation, December 31,  $ 65,492  $ 51,198
                                               ========  ========
                                                 2000      1999
                                               --------  --------
                                                  (Dollars in
                                                  thousands)
   Change in Plan Assets
   Fair value of plan assets, January 1,       $    --   $    --
     Actual return on plan assets                   --        --
     Employer contributions                       2,968     1,066
     Plan participants' contributions               567       727
     Benefits paid                               (3,535)   (1,793)
                                               --------  --------
   Fair value of plan assets, December 31,     $    --   $    --
                                               ========  ========
                                                 2000      1999
                                               --------  --------
                                                  (Dollars in
                                                  thousands)
   Net Amount Recognized
   Funded status                               $(65,492) $(51,198)
   Unrecognized prior service cost                5,347     5,704
   Unrecognized net (gain) loss                  (5,899)   (7,740)
   Unrecognized transition obligation             2,622       --
                                               --------  --------
   Net amount recognized                       $(63,422) $(53,234)
                                               ========  ========

                       BB&T CORPORATION AND SUBSIDIARIES

                                                        2000        1999
                                                      --------    --------
                                                         (Dollars in
                                                         thousands)
   Reconciliation of Postretirement Benefit
   Prepaid (accrued) postretirement benefit, January
    1,                                                $(53,234)   $(46,807)
     Contributions                                       2,968       1,066
     Net periodic postretirement benefit cost           (7,200)     (4,958)
     Other, net                                         (5,956)     (2,535)
                                                      --------    --------
   Prepaid (accrued) postretirement benefit cost,
    December 31,                                      $(63,422)   $(53,234)
                                                      ========    ========
                                                        December 31,
                                                      --------------------
                                                        2000        1999
                                                      --------    --------
   Weighted Average Assumptions
   Weighted average assumed discount rate                 7.50%       7.75%
   Medical trend rate--initial year                       6.00        8.00
   Medical trend rate--ultimate                           5.00        5.00
   Select period                                             1 yr        3 yrs
                                                         1%          1%
                                                      Increase    Decrease
                                                      --------    --------
   Impact of a 1% change in assumed health care cost
    on:
     Service and interest costs                           1.00%     (1.00)%
     Accumulated postretirement benefit obligation        1.20      (1.00)

 401(k) Savings Plan

  BB&T operates a 401(k) Savings Plan that permits employees to contribute up to 16% of their compensation. BB&T makes matching contributions of up to 6% of the employee's compensation.

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

                       BB&T CORPORATION AND SUBSIDIARIES

  At December 31, 2000 and 1999, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                            Contract or
                                                        Notional Amount at
                                                           December 31,
                                                      -----------------------
                                                         2000        1999
                                                      ----------- -----------
                                                      (Dollars in thousands)
Financial instruments whose contract amounts
 represent credit risk:
  Commitments to extend, originate or purchase credit $16,355,262 $13,398,955
  Standby letters of credit and financial guarantees
   written                                                707,778     504,350
  Commercial letters of credit                             45,168      40,417
Financial instruments whose notional or contract
 amounts exceed the amount of credit risk:
  Forward and futures contracts                       $   869,000 $   319,411
  Foreign exchange contracts                              131,148      72,228

  Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the total commitment amounts shown in the above table are not necessarily indicative of future funding requirements. BB&T evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by BB&T, is based on management's evaluation of the creditworthiness of the counterparty.

  Standby letters of credit and financial guarantees written are conditional commitments issued by BB&T to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers, and letters of credit are collateralized when deemed necessary.

  Forward commitments to sell mortgage loans and mortgage-backed securities are contracts in which BB&T agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities' values and interest rates.

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

NOTE N. Regulatory Requirements and Other Restrictions

  BB&T's subsidiary banks are required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve

                       BB&T CORPORATION AND SUBSIDIARIES

Bank based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2000, the net reserve requirement amounted to $220.9 million.

  BB&T's subsidiary banks are prohibited from paying dividends from their capital stock and additional paid-in capital accounts and are required by regulatory authorities to maintain minimum capital levels. Subject to restrictions imposed by state laws and federal regulations, the Boards of Directors of the subsidiary banks could have declared dividends from their retained earnings up to $2.0 billion at December 31, 2000.

  BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on BB&T's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of BB&T's assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T was in compliance with these requirements at December 31, 2000. See "Regulatory Considerations" for additional information regarding BB&T's regulatory requirements.

  Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets.

  The following table provides summary information regarding regulatory capital for BB&T and its significant banking subsidiaries as of December 31, 2000 and 1999:

                       December 31, 2000             December 31, 1999
                  ----------------------------- -----------------------------
                   Actual Capital     Minimum    Actual Capital     Minimum
                  -----------------   Capital   -----------------   Capital
                  Ratio    Amount   Requirement Ratio    Amount   Requirement
                  -----  ---------- ----------- -----  ---------- -----------
                                   (Dollars in thousands)
Tier 1 Capital
  BB&T             9.3%  $3,965,892 $1,704,175   9.9%  $3,679,736 $1,485,032
  BB&T--NC         9.6    3,091,106  1,286,772  10.0    2,641,650  1,053,039
  BB&T--SC         9.0      374,771    166,559   9.7      366,991    151,036
  BB&T--VA        10.2      440,942    173,072  11.5      482,278    167,717
Total Capital
  BB&T            12.0%  $5,122,645 $3,408,350  13.2%  $4,901,622 $2,970,064
  BB&T--NC        10.7    3,448,379  2,573,544  11.2    2,949,749  2,106,077
  BB&T--SC        10.2      425,217    333,118  11.0      413,911    302,071
  BB&T--VA        11.4      495,222    346,144  12.8      534,840    335,434
Leverage Capital
  BB&T             7.1%  $3,965,892 $1,679,114   7.1%  $3,679,736 $1,565,338
  BB&T--NC         6.9    3,091,106  1,353,694   6.9    2,641,650  1,141,587
  BB&T--SC         7.4      374,771    152,417   7.7      366,991    142,148
  BB&T--VA         7.4      440,942    178,357   7.6      482,278    191,292

                       BB&T CORPORATION AND SUBSIDIARIES

NOTE O. Parent Company Financial Statements

                            Condensed Balance Sheets

                           December 31, 2000 and 1999

                                                   2000       1999
                                                ---------- ----------
                                                     (Dollars in
                                                     thousands)
Assets
Cash and due from banks                         $    8,924 $    9,001
Interest-bearing bank balances                     638,112    582,032
Securities                                          15,996     64,560
Investment in banking subsidiaries               4,926,773  4,005,374
Investment in other subsidiaries                   462,614    563,357
                                                ---------- ----------
  Total investments in subsidiaries              5,389,387  4,568,731
                                                ---------- ----------
Advances to subsidiaries                           302,750    348,000
Premises and equipment                               5,036      7,312
Receivables from subsidiaries and other assets     244,397    290,454
                                                ---------- ----------
  Total assets                                  $6,604,602 $5,870,090
                                                ========== ==========
Liabilities and Shareholders' Equity
Short-term borrowed funds                       $  709,747 $  707,163
Dividends payable                                   94,347     69,785
Accounts payable and accrued liabilities            36,087     49,684
Long-term debt                                     978,496    979,839
                                                ---------- ----------
  Total liabilities                              1,818,677  1,806,471
                                                ---------- ----------
  Total shareholders' equity                     4,785,925  4,063,619
                                                ---------- ----------
  Total liabilities and shareholders' equity    $6,604,602 $5,870,090
                                                ========== ==========

                       BB&T CORPORATION AND SUBSIDIARIES

                          Condensed Income Statements
              For the Years Ended December 31, 2000, 1999 and 1998

                                                     2000     1999     1998
                                                   -------- -------- --------
                                                     (Dollars in thousands)
Income
Dividends from subsidiaries                        $577,955 $660,478 $513,962
Interest and other income from subsidiaries         105,802   92,109   96,159
Other income                                          8,271   10,060   28,885
                                                   -------- -------- --------
  Total income                                      692,028  762,647  639,006
                                                   -------- -------- --------
Expenses
Interest expense                                     90,390   85,583   93,213
Other expenses                                       56,931   61,228   67,216
                                                   -------- -------- --------
  Total expenses                                    147,321  146,811  160,429
                                                   -------- -------- --------
Income before income taxes and equity in
 undistributed earnings of subsidiaries             544,707  615,836  478,577
Income tax benefit                                    7,842   11,192   11,781
                                                   -------- -------- --------
Income before equity in undistributed earnings of
 subsidiaries                                       552,549  627,028  490,358
Equity in undistributed earnings of subsidiaries     73,893   78,546  161,386
                                                   -------- -------- --------
Net income                                         $626,442 $705,574 $651,744
                                                   ======== ======== ========

                       BB&T CORPORATION AND SUBSIDIARIES

                       Condensed Statements of Cash Flows

              For the Years Ended December 31, 2000, 1999 and 1998

                                                2000       1999       1998
                                              ---------  ---------  ---------
                                                 (Dollars in thousands)
Cash Flows From Operating Activities:
Net income                                    $ 626,442  $ 705,574  $ 651,744
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Net income of subsidiaries less than (in
   excess of) dividends from subsidiaries       (73,893)   (78,546)  (161,386)
  Depreciation of premises and equipment            568        492        783
  Amortization of unearned compensation           4,605      3,906      1,325
  Discount accretion and premium amortization       --         --         142
  Loss (gain) on sales of securities              1,434        954        (15)
  Loss on disposals of other real estate
   owned                                            --           1        191
  Decrease (increase) in other assets            50,030    (93,875)  (120,543)
  Increase (decrease) in accounts payable and
   accrued liabilities                          (13,793)       183      5,928
                                              ---------  ---------  ---------
    Net cash provided by operating activities   595,393    538,689    378,169
                                              ---------  ---------  ---------
Cash Flows From Investing Activities:
Proceeds from sales of securities available
 for sale                                        33,517     64,143     68,801
Proceeds from maturities, calls and paydowns
 of securities available for sale                   --         --       3,779
Purchases of securities available for sale      (30,204)   (18,050)  (137,709)
Investment in subsidiaries                      (99,859)   (86,371)   (95,345)
Advances to subsidiaries                       (393,061)  (728,586)  (677,728)
Proceeds from repayment of advances to
 subsidiaries                                   438,311    740,186    530,967
Net cash (paid) received in purchase
 accounting transactions                          6,396        588     (6,051)
Other, net                                          150        645     17,373
                                              ---------  ---------  ---------
    Net cash used in investing activities       (44,750)   (27,445)  (295,913)
                                              ---------  ---------  ---------
Cash Flows From Financing Activities:
Net increase in long-term debt                     (200)    19,806    393,178
Net increase in short-term borrowed funds         2,584     19,054     32,613
Advances from subsidiaries                          --         --       4,191
Repayment of advances from subsidiaires             --         --      (3,260)
Net proceeds from common stock issued            40,273     48,740     71,397
Redemption of common stock                     (203,595)  (385,673)  (345,030)
Cash dividends paid                            (334,679)  (289,467)  (246,361)
Other, net                                          977        558     (1,375)
                                              ---------  ---------  ---------
    Net cash used in financing activities      (494,640)  (586,982)   (94,647)
                                              ---------  ---------  ---------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                     56,003    (75,738)   (12,391)
Cash and Cash Equivalents at Beginning of
 Year                                           591,033    666,771    679,162
                                              ---------  ---------  ---------
Cash and Cash Equivalents at End of Year      $ 647,036  $ 591,033  $ 666,771
                                              =========  =========  =========

                       BB&T CORPORATION AND SUBSIDIARIES

NOTE P. Disclosures about Fair Value of Financial Instruments

  SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the estimated fair value of on-balance sheet and off-balance sheet financial instruments. A financial instrument is defined by SFAS No. 107 as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms.

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

  Long-term debt: The fair values of long-term debt are estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on BB&T's current incremental borrowing rates for similar types of instruments.

  Interest rate swap agreements: The fair values of interest rate swaps (used for hedging purposes) are the estimated amounts that BB&T would receive or pay to terminate the swap agreements at the

                       BB&T CORPORATION AND SUBSIDIARIES
reporting date, taking into account current interest rates and the current creditworthiness of the swap counterparties.

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

  The following is a summary of the carrying amounts and fair values of BB&T's financial assets and liabilities as of the periods indicated:

                                               December 31,
                              -------------------------------------------------
                                       2000                     1999
                              ------------------------ ------------------------
                               Carrying       Fair      Carrying       Fair
                                Amount        Value      Amount        Value
                              -----------  ----------- -----------  -----------
                                          (Dollars in thousands)
Financial assets:
  Cash and cash equivalents   $ 1,752,829  $ 1,752,829 $ 1,980,875  $ 1,980,875
  Trading securities               96,719       96,719      93,221       93,221
  Securities available for
   sale                        13,781,863   13,781,863  12,257,822   12,257,822
  Securities held to maturity      69,274       69,727     404,897      398,527
  Loans and leases:
    Loans                      38,199,678   37,756,286  34,246,833   33,713,742
    Leases                      2,100,956          N/A   1,508,396          N/A
    Allowance for losses         (521,960)         N/A    (477,296)         N/A
                              -----------              -----------
      Net loans and leases    $39,778,674              $35,277,933
                              -----------              -----------
Financial liabilities:
  Deposits                    $38,014,501  $38,136,685 $34,147,643  $34,130,120
  Short-term borrowed funds     6,956,696    6,956,696   7,971,873    7,971,873
  Long-term debt                8,352,438    8,183,138   6,070,893    6,048,780
  Capitalized leases                2,234          N/A       2,535          N/A

--------
 NA - not applicable.

                       BB&T CORPORATION AND SUBSIDIARIES

  The following is a summary of the notional or contractual amounts and fair values of BB&T's off-balance sheet financial instruments as of the periods indicated:

                                                December 31,
                                 --------------------------------------------
                                         2000                   1999
                                 --------------------  ----------------------
                                  Notional/             Notional/
                                  Contract     Fair     Contract
                                   Amount     Value      Amount    Fair Value
                                 ----------- --------  ----------- ----------
                                           (Dollars in thousands)
Off balance sheet financial
 intruments:
  Interest rate swaps, caps,
   floors and collars            $   725,878 $    267  $ 1,701,611 $    2,007
  Commitments to extend,
   originate or purchase credit   16,355,262  (31,741)  13,398,955  1,264,116
  Standby and commercial letters
   of credit and financial
   guarantees written                752,946  (11,294)     544,767     33,691
  Forward and futures contracts      869,000  (12,618)     319,411      2,544
  Foreign exchange contracts         131,148      547       72,228      1,149
  Option contracts purchased          50,000     (282)      15,000        (10)
  Option contracts written            76,050      --        47,250        236

NOTE Q. Derivatives and Off-Balance Sheet Financial Instruments

  BB&T utilizes interest rate swaps, caps, floors and collars in the management of interest rate risk. Interest rate swaps are contractual agreements between two parties to exchange a series of cash flows representing interest payments. A swap allows both parties to alter the repricing characteristics of assets or liabilities without affecting the underlying principal positions. Through the use of a swap, assets and liabilities may be transformed from fixed to floating rates, from floating rates to fixed rates, or from one type of floating rate to another. Swap terms generally range from one year to ten years depending on the need. At December 31, 2000, derivatives with a total notional value of $725.9 million, with terms ranging up to sixteen years, were outstanding.

  See Note A. of the "Notes to Consolidated Financial Statements" herein for a summary of accounting policies related to derivative financial instruments. Effective January 1, 2001, the accounting for these instruments will change to comply with the provisions of SFAS No. 133, as explained in Note A.

                       BB&T CORPORATION AND SUBSIDIARIES

  The following tables set forth certain information concerning BB&T's interest rate swaps at December 31, 2000:

                 Interest Rate Swaps, Caps, Floors and Collars
                               December 31, 2000
                             (Dollars in thousands)

                             Notional      Receive       Pay         Fair
Type                          Amount        Rate         Rate        Value
----                        -----------  ----------- ------------ -----------
Receive fixed swaps         $   423,000        6.26%       6.70%  $       (87)
Pay fixed swaps                 226,828        6.76        5.60           354
Caps, Floors & Collars           76,050         --          --            --
                            -----------   ---------    --------   -----------
  Total                     $   725,878        6.43%       6.32%  $       267
                            ===========   =========    ========   ===========
                              Receive     Pay Fixed  Caps, Floors
Year-to-date Activity       Fixed Swaps     Swaps     & Collars      Total
---------------------       -----------  ----------- ------------ -----------
Balance, December 31, 1999  $   945,000   $ 644,361    $112,250   $ 1,701,611
Additions                       728,000      14,100         --        742,100
Maturities/amortizations            --      (55,978)        --        (55,978)
Terminations                 (1,250,000)   (375,655)    (36,200)   (1,661,855)
                            -----------   ---------    --------   -----------
Balance, December 31, 2000  $   423,000   $ 226,828    $ 76,050   $   725,878
                            ===========   =========    ========   ===========
                             One Year    One to Five  After Five
Maturity Schedule             or Less       Years       Years        Total
-----------------           -----------  ----------- ------------ -----------
Receive fixed swaps         $   300,000   $  30,000    $ 93,000   $   423,000
Pay fixed swaps                     --      203,943      22,885       226,828
Caps, Floors & Collars              --       76,050         --         76,050
                            -----------   ---------    --------   -----------
  Total                     $   300,000   $ 309,993    $115,885   $   725,878
                            ===========   =========    ========   ===========

  As of December 31, 2000, deferred gains from new swap transactions initiated during 2000 were $468,000. There were no unamortized deferred gains or losses from terminated transactions remaining at year end. Active transactions resulted in additional net interest expense totaling $8.1 million during 2000.

  BB&T utilizes written covered over-the-counter call options on specific securities in the available-for-sale portfolio in order to enhance returns. During 2000, options were written on securities totaling $150.0 million. Option fee income was $1.1 million for 2000. There were no unexercised options outstanding at December 31, 2000 or 1999.

  BB&T also utilizes over-the-counter purchased put options and net purchased put options (combination of purchased put option and written call option) in its mortgage banking activities. These options are used to hedge the mortgage loan warehouse and mortgage applications and loans in process against increasing interest rates. Written call options are used in tandem with purchased put options to create a net purchased put option that reduces the cost of the hedge. At December 31, 2000, net purchased put option contracts with a notional value of $50.0 million were outstanding.

                       BB&T CORPORATION AND SUBSIDIARIES

  The $725.9 million notional amount of derivatives used in interest rate risk management are primarily used to hedge variable rate commercial loans, mortgage-backed securities, retail certificates of deposit and fixed rate notes. BB&T does not utilize derivatives for trading purposes.

  Although off-balance sheet derivative financial instruments do not expose BB&T to credit risk equal to the notional amount, such agreements generate credit risk to the extent of the fair value gain in an off-balance sheet derivative financial instrument if the counterparty fails to perform. Such risk is minimized through the creditworthiness of the counterparties and the consistent monitoring of these agreements. The counterparties to these arrangements were primarily large commercial banks and investment banks. All counterparties are reviewed annually for creditworthiness by BB&T's credit policy group. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of rights to securities. At December 31, 2000, BB&T's interest rate swaps, caps, floors and collars reflected an unrealized gain of $267,000.

  Other risks associated with interest-sensitive derivatives include the effect on fixed rate positions during periods of changing interest rates. Indexed amortizing swaps' notional amounts and maturities change based on certain interest rate indices. Generally, as rates fall the notional amounts decline more rapidly, and as rates increase notional amounts decline more slowly. Under unusual circumstances, financial derivatives also increase liquidity risk, which could result from an environment of rising interest rates in which derivatives produce negative cash flows while being offset by increased cash flows from variable rate loans. Such risk is considered insignificant due to the relatively small derivative positions held by BB&T. At December 31, 2000, BB&T had no indexed amortizing swaps outstanding.

                       BB&T CORPORATION AND SUBSIDIARIES

Note R. Calculations of Earnings Per Share

  The basic and diluted earnings per share calculations are presented in the following table:

                                                 Years Ended December 31,
                                            -----------------------------------
                                               2000        1999        1998
                                            ----------- ----------- -----------
                                             (Dollars in thousands, except per
                                                        share data)
Basic Earnings Per Share:
  Net income                                $   626,442 $   705,574 $   651,744
                                            =========== =========== ===========
  Weighted average number of common shares  398,915,645 395,871,173 390,777,294
                                            ----------- ----------- -----------
  Basic earnings per share                  $      1.57 $      1.78 $      1.67
                                            =========== =========== ===========
Diluted Earnings Per Share:
  Net income                                $   626,442 $   705,574 $   651,744
                                            =========== =========== ===========
  Weighted average number of common shares  398,915,645 395,871,173 390,777,294
  Add:
    Shares issuable assuming conversion of
     convertible preferred stock                    --          --       90,202
    Dilutive effect of outstanding options
     (as determined by application of
     treasury stock method)                   5,089,614   6,682,111   7,740,358
                                            ----------- ----------- -----------
  Weighted average number of common shares,
   as adjusted                              404,005,259 402,553,284 398,607,854
                                            =========== =========== ===========
  Add:
    After tax interest expense and
     amortization of issue costs applicable
     to convertible debentures                      --          --          --
                                            ----------- ----------- -----------
  Net income, as adjusted                   $   626,442 $   705,574 $   651,744
                                            =========== =========== ===========
  Diluted earnings per share                $      1.55 $      1.75 $      1.64
                                            =========== =========== ===========

NOTE S. Operating Segments

  BB&T's operations are divided into six reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Agency Insurance, Investment Banking and Brokerage, and Treasury. These operating segments have been identified based on BB&T's organizational structure. The segments require unique technology and marketing strategies and offer different products and services. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

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

  BB&T emphasizes revenue growth by focusing on client service, sales effectiveness and relationship management. The segment results contained herein are presented based on internal

                       BB&T CORPORATION AND SUBSIDIARIES
management accounting policies that were designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Therefore, the performance of the segments is not necessarily comparable with BB&T's consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

  BB&T's internal reporting system was significantly modified during 1999 and 1998. During 1999, BB&T revised the methods used to allocate noninterest expenses among the various segments. The information presented for 1998 has been restated to reflect these revisions. Also, BB&T completed various mergers and acquisitions accounted for as poolings of interests in 2000. Prior period information presented herein has been restated to reflect the effect of those mergers on the segment results; however, BB&T does not restate prior periods for internal accounting methodologies, as discussed below.

  The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, BB&T allocates capital, funding charges and credits, an economic provision for loan and lease losses, certain noninterest expenses and income tax provisions to each segment, as applicable. Also, to promote revenue growth and provide a basis for employee incentives, certain revenues of Mortgage Banking, Trust Services, Agency Insurance and the Investment Banking and Brokerage segments are reflected in the individual segments and also allocated to the Banking Network. This double counting of revenue is reflected in intersegment noninterest revenues and eliminated to arrive at consolidated results. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised. As discussed above, funds transfer pricing and allocations derived by BB&T's internal accounting practices are not restated for mergers accounted for as poolings of interests.

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

  The economic provision for loan and lease losses is also allocated to the relevant segments based on management's assessment of the segments' risks as described above. Unlike the provision for loan and lease losses recorded pursuant to generally accepted accounting principles, the economic provision adjusts for the impact of expected credit losses over the effective lives of the related loans and leases. Any unallocated provision for loan and lease losses is retained in the Corporate Office.

                       BB&T CORPORATION AND SUBSIDIARIES

  BB&T has implemented an extensive noninterest expense allocation process to support organizational profitability. BB&T allocates expenses to the reportable segments based on various cost allocation methodologies, including the number of items processed, overall percentage of time spent, full-time equivalent employees assigned to functions, functional position surveys and activity-based costing. A portion of corporate overhead expense is not allocated, but is retained in corporate accounts reflected as other expenses in the accompanying tables. Income taxes are allocated to the various segments using effective tax rates.

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

 Banking Network

  BB&T's Banking Network serves individual and business clients by offering a variety of loan and deposit products and other financial services. The Banking Network is primarily responsible for client relationships, and, therefore, is credited with revenue from the Mortgage Banking, Trust Services, Agency Insurance and Investment Banking and Brokerage segments, which is reflected in intersegment noninterest income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussion concerning the functions of the Banking Network.

 Mortgage Banking

  The Mortgage Banking segment retains and services mortgage loans originated by the Banking Network as well as those purchased from various correspondent originators. Mortgage loan products include fixed- and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. Fixed-rate mortgage loans are typically sold to government agencies and private investors with servicing rights retained by BB&T, while adjustable-rate loans are typically held in the portfolio. The Mortgage Banking segment earns interest on loans held in the warehouse and portfolio, fee income from the origination and servicing of mortgage loans and recognizes gains or losses from the sale of mortgage loans. The Banking Network receives an interoffice credit for the origination of loans and servicing rights, with the corresponding charge remaining in the Corporate Office.

 Trust Services

  BB&T's Trust Services segment provides personal trust administration, estate planning, investment counseling, asset management, employee benefits services, and corporate trust services to individuals, corporations, institutions, foundations and government entities. The Banking Network receives an interoffice credit for trust fees in the initial year the account is referred, with the corresponding charge remaining in the Corporate Office.

 Agency Insurance

  BB&T has the largest independent insurance agency network in the Carolinas. BB&T Insurance Services provides property and casualty, life and health insurance to businesses and individuals. It

                       BB&T CORPORATION AND SUBSIDIARIES
also provides small business and corporate products, such as workers compensation and professional liability, as well as provides surety coverage and title insurance. The Banking Network receives credit for insurance commissions on referred accounts, with the corresponding charge retained in the Corporate Office. These revenues and expenses are reflected in the accompanying tables as intersegment noninterest income and expense.

 Investment Banking and Brokerage

  BB&T's Investment Banking and Brokerage segment offers clients investment alternatives, including discount brokerage services, fixed-rate and variable-rate annuities, and mutual funds through BB&T Investment Services, Inc., a subsidiary of BB&T-NC. The Investment Banking and Brokerage segment includes Scott & Stringfellow, Inc., a full-service brokerage and investment banking firm headquartered in Richmond, Virginia. Scott & Stringfellow specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. The Banking Network is credited for investment service revenues on referred accounts, with the corresponding charge retained in the Corporate Office. These revenues and expenses are reflected in the accompanying tables as intersegment noninterest income and expense.

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

                       BB&T CORPORATION AND SUBSIDIARIES

  The following tables disclose selected financial information for BB&T's reportable business segments:

                                                    For the Years Ended December 31, 2000, 1999 and 1998
                  -----------------------------------------------------------------------------------------------------
                            Banking Network                   Mortgage Banking                  Trust Services
                  ----------------------------------- ----------------------------------  ----------------------------
                     2000        1999        1998        2000        1999        1998       2000      1999      1998
                  ----------- ----------- ----------- ----------  ----------  ----------  --------  --------  --------
                                                                   (Dollars in thousands)
Net interest
income (expense)
from external
customers          $1,149,635 $ 1,270,691 $ 1,179,084 $  484,070  $  423,158  $  411,227  $(39,785) $(33,668) $(33,717)
 Net intersegment
 interest income
 (expense)            486,591     327,072     286,820   (368,873)   (307,484)   (270,173)   53,566    42,197    37,989
                  ----------- ----------- ----------- ----------  ----------  ----------  --------  --------  --------
Net interest
income              1,636,226   1,597,763   1,465,904    115,197     115,674     141,054    13,781     8,529     4,272
                  ----------- ----------- ----------- ----------  ----------  ----------  --------  --------  --------
Provision for
loan and lease
losses                129,157     129,284     116,735      3,183       3,802       4,171       --        --        --
Noninterest
income from
external
customers             382,213     431,381     381,306     85,310     114,811     103,937    80,232    57,290    43,635
 Intersegment
 noninterest
 income               120,410     123,549     150,672        --          --          --        --        --        --
Noninterest
expense               704,314     922,946     809,930     58,742      61,161      76,365    51,960    38,022    28,666
 Intersegment
 noninterest
 expense              325,185     261,420     209,820     22,983      18,918      16,207     3,730     2,532     1,947
                  ----------- ----------- ----------- ----------  ----------  ----------  --------  --------  --------
Income before
income taxes          980,193     839,043     861,397    115,599     146,604     148,248    38,323    25,265    17,294
 Provision for
 income taxes         317,380     279,535     316,858     32,124      45,128      56,125    10,559     8,039     6,528
                  ----------- ----------- ----------- ----------  ----------  ----------  --------  --------  --------
Net income        $   662,813 $   559,508 $   544,539 $   83,475  $  101,476  $   92,123  $ 27,764  $ 17,226  $ 10,766
                  =========== =========== =========== ==========  ==========  ==========  ========  ========  ========
Identifiable
segment assets    $30,332,401 $33,363,342 $30,584,031 $8,318,744  $5,689,889  $6,344,073  $ 39,508  $ 31,469  $ 26,664
                  =========== =========== =========== ==========  ==========  ==========  ========  ========  ========
                      Agency Insurance
                  -------------------------
                    2000     1999    1998
                  --------- ------- -------
Net interest
income (expense)
from external
customers         $    (16) $   --  $   --
 Net intersegment
 interest income
 (expense)             --       --      --
                  --------- ------- -------
Net interest
income                 (16)     --      --
                  --------- ------- -------
Provision for
loan and lease
losses                 --       --      --
Noninterest
income from
external
customers          122,241   78,125  50,252
 Intersegment
 noninterest
 income                --       --      --
Noninterest
expense             87,249   59,688  39,420
 Intersegment
 noninterest
 expense             4,107    2,748   2,415
                  --------- ------- -------
Income before
income taxes        30,869   15,689   8,417
 Provision for
 income taxes       12,315    6,278   3,367
                  --------- ------- -------
Net income        $ 18,554  $ 9,411 $ 5,050
                  ========= ======= =======
Identifiable
segment assets    $100,852  $63,873 $40,262
                  ========= ======= =======

                       BB&T CORPORATION AND SUBSIDIARIES

                                                         For the Years Ended December 31, 2000, 1999 and 1998
                  -------------------------------------------------------------------------------------------------
                      Investment Banking
                        and Brokerage                     Treasury                      All Other Segments (1)
                  -------------------------- ------------------------------------  --------------------------------
                    2000     1999     1998      2000         1999         1998        2000       1999       1998
                  -------- -------- -------- -----------  -----------  ----------  ---------- ---------- ----------
                                                                        (Dollars in thousands)
Net interest
income (expense)
from external
customers         $ 11,659 $  7,561 $  1,127 $   160,043  $   162,459  $  126,762  $  257,133 $  222,397 $  203,497
 Net intersegment
 interest income
 (expense)             --       --       --       79,197      (22,111)       (135)        --         --         --
                  -------- -------- -------- -----------  -----------  ----------  ---------- ---------- ----------
Net interest
income              11,659    7,561    1,127     239,240      140,348     126,627     257,133    222,397    203,497
                  -------- -------- -------- -----------  -----------  ----------  ---------- ---------- ----------
Provision for
loan and lease
losses                 --       --       --          121           90         103      46,657     16,631     20,557
Noninterest
income from
external
customers          164,023  132,519   48,604    (188,841)       1,031      11,631     117,012     28,850     24,648
 Intersegment
 noninterest
 income                --       --       --          --           --          --          --         --         --
Noninterest
expense            159,598  117,945   37,175       6,154        4,783       4,325      88,169     53,406     49,109
 Intersegment
 noninterest
 expense             1,497    1,792      948         555        8,258       5,383       8,917      4,910      7,279
                  -------- -------- -------- -----------  -----------  ----------  ---------- ---------- ----------
Income before
income taxes        14,587   20,343   11,608      43,569      128,248     128,447     230,402    176,300    151,200
 Provision for
 income taxes        3,195    7,693    4,524         733       32,403      46,415      59,030     47,284      9,990
                  -------- -------- -------- -----------  -----------  ----------  ---------- ---------- ----------
Net income        $ 11,392 $ 12,650 $  7,084 $    42,836  $    95,845  $   82,032  $  171,372 $  129,016 $  141,210
                  ======== ======== ======== ===========  ===========  ==========  ========== ========== ==========
Identifiable
segment assets    $751,722 $699,100 $238,622 $17,084,443  $11,510,760  $9,417,056  $3,990,321 $1,056,125 $2,374,665
                  ======== ======== ======== ===========  ===========  ==========  ========== ========== ==========
                            Total Segments
                  -----------------------------------
                     2000        1999        1998
                  ----------- ----------- -----------
Net interest
income (expense)
from external
customers         $ 2,022,739 $ 2,052,598 $ 1,887,980
 Net intersegment
 interest income
 (expense)            250,481      39,674      54,501
                  ----------- ----------- -----------
Net interest
income              2,273,220   2,092,272   1,942,481
                  ----------- ----------- -----------
Provision for
loan and lease
losses                179,118     149,807     141,566
Noninterest
income from
external
customers             762,190     844,007     664,013
 Intersegment
 noninterest
 income               120,410     123,549     150,672
Noninterest
expense             1,156,186   1,257,951   1,044,990
 Intersegment
 noninterest
 expense              366,974     300,578     243,999
                  ----------- ----------- -----------
Income before
income taxes        1,453,542   1,351,492   1,326,611
 Provision for
 income taxes         435,336     426,360     443,807
                  ----------- ----------- -----------
Net income        $ 1,018,206 $   925,132 $   882,804
                  =========== =========== ===========
Identifiable
segment assets    $60,617,991 $52,414,558 $49,025,373
                  =========== =========== ===========

----
(1) Financial data from segments below the quantitative thresholds requiring disclosure are attributable to nonbank consumer finance operations, factoring, commercial lawn care equipment financing, leasing and other smaller subsidiaries.

                                             For the Years Ended
                                                December 31,
                                     -------------------------------------
                                        2000         1999         1998
                                     -----------  -----------  -----------
Net Interest Income
  Net interest income from segments  $ 2,273,220  $ 2,092,272  $ 1,942,481
  Other net interest income (1)          153,649       77,973       47,564
  Elimination of net intersegment
   interest income (2)                  (409,241)    (237,297)    (230,340)
                                     -----------  -----------  -----------
    Consolidated net interest income $ 2,017,628  $ 1,932,948  $ 1,759,705
                                     ===========  ===========  ===========
Net income
  Net income from segments           $ 1,018,206  $   925,132  $   882,804
  Other net income (loss) (1)              2,721      (93,778)    (123,535)
  Elimination of intersegment net
   income (2)                           (394,485)    (125,780)    (107,525)
                                     -----------  -----------  -----------
    Consolidated net income          $   626,442  $   705,574  $   651,744
                                     ===========  ===========  ===========
                                                December 31,
                                     -------------------------------------
                                        2000         1999         1998
                                     -----------  -----------  -----------
Total Assets
  Total assets from segments         $60,617,991  $52,414,558  $49,025,373
  Other assets (1)                     4,232,050    2,835,382    1,651,609
  Elimination of intersegment assets
   (2)                                (5,509,813)  (2,250,181)  (2,486,488)
                                     -----------  -----------  -----------
    Consolidated total assets        $59,340,228  $52,999,759  $48,190,494
                                     ===========  ===========  ===========

--------
(1) Other net interest income, other net income (loss) and other assets include amounts incurred by or applicable to BB&T's support functions that are not allocated to the various segments.

(2) BB&T's reconciliation of total segment results to consolidated results requires the elimination of the internal management accounting practices. These adjustments include the elimination of the funds transfer pricing credits and charges and the elimination of intersegment noninterest income and noninterest expense described above. These amounts are allocated to the various segments using BB&T's internal accounting methods.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 16, 2001:

                                          BB&T CORPORATION
                                          (Registrant)

                                                 /s/ John A. Allison, IV
                                          By: _________________________________
                                                    John A. Allison, IV
                                              Chairman of the Board and Chief
                                                     Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 16, 2001.

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

                                                /s/ Nelle Ratrie Chilton
                                          _____________________________________
                                                    Nelle Ratrie Chilton
                                                          Director

                                                 /s/ Alfred E. Cleveland
                                          _____________________________________
                                                    Alfred E. Cleveland
                                                          Director

                                                   /s/ Ronald E. Deal
                                          _____________________________________
                                                       Ronald E. Deal
                                                          Director

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

                                               /s/ J. Ernest Lathem, M.D.
                                          _____________________________________
                                                   J. Ernest Lathem, M.D.
                                                          Director

                                                  /s/ James H. Maynard
                                          _____________________________________
                                                      James H. Maynard
                                                          Director

                                               /s/ Joseph A. McAleer, Jr.
                                          _____________________________________
                                                   Joseph A. McAleer, Jr.
                                                          Director

                                                 /s/ Albert O. McCauley
                                          _____________________________________
                                                     Albert O. McCauley
                                                          Director

                                                 /s/ J. Holmes Morrison
                                          _____________________________________
                                                     J. Holmes Morrison
                                                          Director

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

                                                   /s/ Nido R. Qubein
                                          _____________________________________
                                                       Nido R. Qubein
                                                          Director

                                                  /s/ E. Rhone Sasser
                                          _____________________________________
                                                      E. Rhone Sasser
                                                          Director

                                                    /s/ Jack E. Shaw
                                          _____________________________________
                                                        Jack E. Shaw
                                                          Director

                                                  /s/ Harold B. Wells
                                          _____________________________________
                                                      Harold B. Wells
                                                          Director

                                 EXHIBIT INDEX

 Exhibit
   No.                       Description                                Location
 -------                     -----------                                --------
 2(a)      Agreement and Plan of Reorganization dated as of Incorporated herein by reference
           July 29, 1994 and amended and restated as of     to Registration No. 33-56437.
           October 22, 1994 between the Registrant and BB&T
           Financial Corporation.

 2(b)      Plan of Merger as of July 29, 1994 as amended    Incorporated herein by reference
           and restated on October 22, 1994 between the     to Registration No. 33-56437.
           Registrant and BB&T Financial Corporation.

 2(c)      Agreement and Plan of Reorganization dated as of Incorporated herein by reference
           November 1, 1996 between the Registrant and      to Exhibit 3(a) filed in the
           United Carolina Bancshares Corporation, as       Annual Report on Form 10-K,
           amended.                                         filed March 17, 1997.

 2(d)      Agreement of Plan of Reorganization dated as of  Incorporated herein by reference
           October 29, 1997 between the Registrant and Life to Registration No. 33-44183.
           Bancorp, Inc.

 2(e)      Agreement and Plan of Reorganization dated as of Incorporated herein by reference
           February 6, 2000 between the Registrant and One  to Exhibit 99.1 filed in the
           Valley Bancorp, Inc.                             Current Report on Form 8-K,
                                                            dated February 9, 2000.

 3(a)(i)   Amended and Restated Articles of Incorporation   Incorporated herein by reference
           of the Registrant, as amended.                   to Exhibit 3(a) filed in the
                                                            Annual Report on Form 10-K,
                                                            filed March 17, 1997.

 3(a)(ii)  Articles of Amendment of Articles of             Incorporated herein by reference
           Incorporation.                                   to Exhibit 3(a)(ii) filed in the
                                                            Annual Report on Form 10-K,
                                                            filed March 18, 1998.

 3(b)      Bylaws of the Registrant, as amended.            Incorporated herein by reference
                                                            to Exhibit 3(b) filed in the
                                                            Annual Report on Form 10-K,
                                                            filed March 18, 1998.

 4(a)      Articles of Amendment to Amended and Restated    Incorporated herein by reference
           Articles of Incorporation of the Registrant      to Exhibit 3(a) filed in the
           related to Junior Participating Preferred Stock. Annual Report on Form 10-K,
                                                            filed March 17, 1997.

 4(b)      Rights Agreement dated as of December 17, 1996   Incorporated herein by reference
           between the Registrant and Branch Banking and    to Exhibit 1 filed under Form 8-
           Trust Company, Rights Agent.                     A, filed January 10, 1997.

 4(c)      Subordinated Indenture (including Form of        Incorporated herein by reference
           Subordinated Debt Security) between the          to Exhibit 4(d) of Registration
           Registrant and State Street Bank and Trust       No. 333-02899.
           Company, Trustee, dated as of May 24, 1996.

Exhibit
  No.                      Description                                Location
-------                    -----------                                --------
 4(d)    Senior Indenture (including Form of Senior Debt  Incorporated herein by reference
         Security) between the Registrant and State       to Exhibit 4(c) of Registration
         Street Bank and Trust company, Trustee, dated as No. 333-02899.
         of May 24, 1996.

10(a)*   Death Benefit Only Plan, Dated April 23, 1990,   Incorporated herein by reference
         by and between Branch Banking and Trust Company  to Registration No. 33-33984.
         (as successor to Southern National Bank of North
         Carolina) and L. Glenn Orr, Jr.

10(b)*   BB&T Corporation Non-Employee Directors'         Incorporated herein by reference
         Deferred Compensation and Stock Option Plan.     to Exhibit 10(b) of the Annual
                                                          Report on Form 10-K, filed March
                                                          17, 1997.

10 (c)*  BB&T Corporation 1994 Omnibus Stock Incentive    Incorporated herein by reference
         Plan.                                            to Registration No. 33-57865.

10 (d)*  Settlement and Non-Compete Agreement, dated      Incorporated herein by reference
         February 28, 1995, by and between the Registrant to Registration No. 33-56437.
         and L. Glenn Orr, Jr.

10 (e)*  Settlement Agreement, Waiver and General Release Incorporated herein by reference
         dated September 19, 1994, by and between the     to Registration No. 33-56437.
         Registrant, Branch Banking and Trust Company (as
         successor to Southern National Bank of North
         Carolina) and Gary E. Carlton.

10 (f)   BB&T Corporation 401(k) Savings Plan (amended    Filed herewith.
         effective January 1, 2000).

10 (g)*  BB&T Corporation 1995 Omnibus Stock Incentive    Incorporated herein by reference
         Plan.                                            to Exhibit 10(g) filed in the
                                                          Annual Report on Form 10-K,
                                                          filed March 17, 1997.

10 (h)*  Form of Branch Banking and Trust Company Long-   Incorporated by reference to the
         Term Incentive Plan.                             identified exhibit under the
                                                          Quarterly Report on Form 10-Q,
                                                          filed May 14, 1991.

10 (i)*  Form of Branch Banking and Trust Company         Incorporated by reference to the
         Executive Incentive Compensation Plan.           identified exhibit under the
                                                          Annual Report on Form 10-K,
                                                          filed February 22, 1985.

10 (j)*  Southern National Deferred Compensation Plan for Incorporated herein by reference
         Key Employees.                                   to Exhibit 10(j) filed in the
                                                          Annual Report on Form 10-K,
                                                          filed March 17, 1997.

10 (k)*  BB&T Corporation Target Pension Plan.            Incorporated herein by reference
                                                          to Exhibit 10(k) filed in the
                                                          Annual Report on Form 10-K,
                                                          filed March 17, 1997.

Exhibit
  No.                      Description                                Location
-------                    -----------                                --------
10 (l)*  BB&T Corporation Supplemental Executive          Incorporated herein by reference
         Retirement Plan.                                 to Exhibit 10(l) filed in the
                                                          Annual Report on Form 10-K,
                                                          filed March 17, 1997.

10 (m)*  Settlement and Noncompetition Agreement, dated   Incorporated herein by reference
         July 1, 1997, by and between the Registrant and  to Exhibit 10(m) filed in the
         E. Rhone Sasser.                                 Annual Report on Form 10-K,
                                                          filed March 18, 1998.

10 (n)*  BB&T Corporation Supplemental Defined            Incorporated herein by reference
         Contribution Plan for Highly Compensated         to Registration No. 333-69823.
         Employees.

10 (o)*  Scott & Stringfellow, Inc. Executive and         Incorporated herein by reference
         Employee Retention Plan.                         to Registration No. 333-81471.

10 (p)*  BB&T Corporation Non-Qualified Defined           Incorporated herein by reference
         Contribution Plan.                               to Registration No. 333-50035.

10 (q)*  1996 Amended and Restated Southern National      Filed herewith.
         Corporation Short-term Incentive Plan.

10 (r)*  Amendment to 1995 Omnibus Stock Incentive Plan.  Incorporated herein by reference to Registration No. 333-36540.

10 (s)*  Employment Agreement dated February 6, 2000, by  Filed herewith.
         and between the Registrant and J. Holmes
         Morrison.

10 (t)   BB&T Corporation Pension Plan (amended effective Filed herewith.
         January 1, 2000).

10 (u)*  Amendment to BB&T Corporation Nonqualified       Filed herewith.
         Defined Contribution Plan.

10 (v)*  Amendment to BB&T Corporation Non-Employee       Filed herewith.
         Directors' Deferred Compensation and Stock
         Option Plan.

10 (w)*  Amendment to the BB&T Corporation Supplemental   Filed herewith.
         Defined Contribution Plan for Highly Compensated
         Employees.

11       Statement re Computation of Earnings Per Share.  Filed herewith as Note R. of the
                                                          "Notes to Consolidated Financial
                                                          Statements."

21       Subsidiaries of the Registrant.                  Filed herewith.

22       Proxy Statement for the 2001 Annual Meeting of   Future filing incorporated by
         Shareholders.                                    reference pursuant to the
                                                          General Instruction G(3).

23(a)    Consent of Independent Public Accountants.       Filed herewith.

23(b)    Opinion of Independent Public Accountants.       Filed herewith on Page 54.

--------
* Management compensatory plan or arrangement.

                                  C0001125008