Form 10-Q
period 2001-03-31
BB&T CORP
filed 2001-05-11
CIK 92230

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

                                March 31, 2001

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  At April 30, 2001, 407,251,781 shares of the registrant's common stock, $5 par value, were outstanding.

       This Form 10-Q has 30 pages. The Exhibit Index begins on page 26.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                BB&T CORPORATION

                                   FORM 10-Q

                                 March 31, 2001

                                     INDEX

                                                                       Page No.
                                                                       --------
Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)............................     2

      Consolidated Financial Statements...............................     2

      Notes to Consolidated Financial Statements......................     6

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    13

      Analysis of Financial Condition.................................    13

      Market Risk Management..........................................    17

      Capital Adequacy and Resources..................................    19

      Analysis of Results of Operations...............................    20

  Item 3. Quantitative and Qualitative Disclosures About Market Risk..    17

Part II. OTHER INFORMATION

  Item 1. Legal Proceedings...........................................    26

  Item 6. Exhibits and Reports on Form 8-K............................    26

SIGNATURES............................................................    30

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       BB&T CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                      March 31,    December 31,
                                                         2001          2000
                                                     ------------  ------------
                                                     (unaudited)
Assets
 Cash and due from banks...........................  $  1,387,598  $  1,508,396
 Interest-bearing deposits with banks..............        71,905        52,529
 Federal funds sold and securities purchased under
  resale agreements or similar arrangements........       174,980       261,156
 Trading securities at market value................       187,218        96,719
 Securities available for sale at market value.....    14,261,958    14,220,870
 Securities held to maturity at amortized cost
  (approximate market values of $35,853 at March
  31, 2001, and $69,727 at December 31, 2000)......        35,952        69,274
 Loans held for sale...............................     1,272,136       846,830
 Loans and leases, net of unearned income..........    41,274,942    40,447,069
 Allowance for loan and lease losses...............      (555,532)     (532,203)
                                                     ------------  ------------
  Loans and leases, net............................    40,719,410    39,914,866
                                                     ------------  ------------
 Premises and equipment, net.......................       827,067       801,833
 Other assets......................................     3,182,080     3,157,845
                                                     ------------  ------------
  Total assets.....................................  $ 62,120,304  $ 60,930,318
                                                     ============  ============
Liabilities and Shareholders' Equity
 Deposits:
  Noninterest-bearing deposits.....................  $  5,191,963  $  5,312,128
  Savings and interest checking....................     2,135,908     2,301,042
  Money rate savings...............................    11,908,702    11,318,362
  Other time deposits..............................    19,809,227    20,244,866
                                                     ------------  ------------
  Total deposits...................................    39,045,800    39,176,398
                                                     ------------  ------------
 Short-term borrowed funds.........................     5,737,235     7,012,313
 Long-term debt....................................    10,912,207     8,625,074
 Accounts payable and other liabilities............     1,378,181     1,240,443
                                                     ------------  ------------
  Total liabilities................................    57,073,423    56,054,228
                                                     ------------  ------------
 Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares
   authorized, none issued and outstanding.........            --            --
  Common stock, $5 par, 1,000,000,000 shares
   authorized; 409,668,557 issued and outstanding
   at March 31, 2001, and 410,352,471 at December
   31, 2000........................................     2,048,343     2,051,762
  Additional paid-in capital.......................       349,493       426,154
  Retained earnings................................     2,429,660     2,305,902
  Unvested restricted stock........................        (5,737)       (7,071)
  Accumulated other nonshareholder changes in
   equity, net of deferred income taxes of $148,554
   at March 31, 2001 and $69,129 at December 31,
   2000............................................       225,122        99,343
                                                     ------------  ------------
  Total shareholders' equity.......................     5,046,881     4,876,090
                                                     ------------  ------------
  Total liabilities and shareholders' equity.......  $ 62,120,304  $ 60,930,318
                                                     ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                      For the Three Months
                                                         Ended March 31,
                                                    -------------------------
                                                        2001         2000
                                                    ------------ ------------
                                                     (Dollars in thousands,
                                                     except per share data)
Interest Income
 Interest and fees on loans and leases............. $    919,255 $    830,309
 Interest and dividends on securities..............      236,617      209,920
 Interest on short-term investments................        4,492        5,912
                                                    ------------ ------------
  Total interest income............................    1,160,364    1,046,141
                                                    ------------ ------------
Interest Expense
 Interest on deposits..............................      403,219      339,796
 Interest on short-term borrowed funds.............       86,562      100,174
 Interest on long-term debt........................      147,997       90,997
                                                    ------------ ------------
  Total interest expense...........................      637,778      530,967
                                                    ------------ ------------
Net Interest Income................................      522,586      515,174
 Provision for loan and lease losses...............       38,850       26,767
                                                    ------------ ------------
Net Interest Income After Provision for Loan and
 Lease Losses......................................      483,736      488,407
                                                    ------------ ------------
Noninterest Income
 Service charges on deposit accounts...............       73,419       61,801
 Investment banking and brokerage fees and
  commissions......................................       43,202       45,711
 Mortgage banking income...........................        5,224       27,369
 Trust income......................................       24,143       18,746
 Agency insurance commissions......................       39,458       31,531
 Other insurance commissions.......................        2,634        3,189
 Other nondeposit fees and commissions.............       40,967       32,918
 Securities gains (losses), net....................       71,972         (104)
 Other income......................................       14,574       18,411
                                                    ------------ ------------
  Total noninterest income.........................      315,593      239,572
                                                    ------------ ------------
Noninterest Expense
 Personnel expense.................................      258,177      237,007
 Occupancy and equipment expense...................       75,314       69,111
 Amortization of intangibles.......................       17,019       15,569
 Other noninterest expense.........................      139,582      126,999
                                                    ------------ ------------
  Total noninterest expense........................      490,092      448,686
                                                    ------------ ------------
Earnings
 Income before income taxes........................      309,237      279,293
 Provision for income taxes........................       90,876       89,458
                                                    ------------ ------------
  Net income....................................... $    218,361 $    189,835
                                                    ============ ============
Per Common Share
 Net income:
  Basic............................................ $        .53 $        .47
                                                    ============ ============
  Diluted.......................................... $        .53 $        .46
                                                    ============ ============
 Cash dividends paid by BB&T Corporation........... $        .23 $        .20
                                                    ============ ============
Average Shares Outstanding
 Basic.............................................  409,201,404  407,978,573
                                                    ============ ============
 Diluted...........................................  415,546,150  412,608,438
                                                    ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)
                             (Dollars in thousands)

                                                                            Accumulated
                                                                Retained       Other
                           Shares of               Additional   Earnings   Nonshareholder     Total
                            Common       Common     Paid-In       and        Changes in   Shareholders'
                             Stock       Stock      Capital      Other*        Equity        Equity
                          -----------  ----------  ----------  ----------  -------------- -------------
Balance, December 31,
 1999,
 as restated............  407,386,925  $2,036,935  $ 402,379   $2,032,532    $(318,462)    $4,153,384
Add (Deduct)
 Nonshareholder changes
  in equity:**
 Net income.............           --          --         --      189,835           --        189,835
  Unrealized holding
   gains (losses)
   arising during the
   period...............           --          --         --           --      (22,190)       (22,190)
  Less: reclassification
   adjustment, net of
   tax of ($36).........           --          --         --           --          (68)           (68)
                          -----------  ----------  ---------   ----------    ---------     ----------
 Net unrealized gains
  (losses) on
  securities............           --          --         --           --      (22,258)       (22,258)
                          -----------  ----------  ---------   ----------    ---------     ----------
 Total nonshareholder
  changes in equity.....           --          --         --      189,835      (22,258)       167,577
                          -----------  ----------  ---------   ----------    ---------     ----------
 Common stock issued....      902,074       4,510      9,154           --           --         13,664
 Cash dividends declared
  on common stock.......           --          --         --      (79,871)          --        (79,871)
 Other..................           --          --         --       (1,214)          --         (1,214)
                          -----------  ----------  ---------   ----------    ---------     ----------
Balance, March 31,
 2000...................  408,288,999  $2,041,445  $ 411,533   $2,141,282    $(340,720)    $4,253,540
                          ===========  ==========  =========   ==========    =========     ==========
Balance, December 31,
 2000,
 as restated............  410,352,471  $2,051,762  $ 426,154   $2,298,831    $  99,343     $4,876,090
Add (Deduct)
 Nonshareholder changes
  in equity:**
 Net income.............           --          --         --      218,361           --        218,361
  Unrealized holding
   gains (losses)
   arising during the
   period...............           --          --         --           --       88,270         88,270
  Less: reclassification
   adjustment, net of
   tax of $25,190.......           --          --         --           --       46,782         46,782
                          -----------  ----------  ---------   ----------    ---------     ----------
 Net unrealized gains
  (losses) on
  securities............           --          --         --           --      135,052        135,052
                          -----------  ----------  ---------   ----------    ---------     ----------
 Unrecognized loss on
  cash flow hedge, net
  of tax of $6,050......           --          --         --           --       (9,273)        (9,273)
                          -----------  ----------  ---------   ----------    ---------     ----------
 Total nonshareholder
  changes in equity.....           --          --         --      218,361      125,779        344,140
                          -----------  ----------  ---------   ----------    ---------     ----------
 Common stock issued....    5,077,386      25,387    100,320           --           --        125,707
 Redemption of common
  stock.................   (5,761,300)    (28,806)  (182,154)          --           --       (210,960)
 Cash dividends declared
  on common stock.......           --          --         --      (94,603)          --        (94,603)
 Other..................           --          --      5,173        1,334           --          6,507
                          -----------  ----------  ---------   ----------    ---------     ----------
Balance, March 31,
 2001...................  409,668,557  $2,048,343  $ 349,493   $2,423,923    $ 225,122     $5,046,881
                          ===========  ==========  =========   ==========    =========     ==========

--------
 * Other includes unearned income and unvested restricted stock.
** Comprehensive income as defined by SFAS No. 130.

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)

                                                         2001         2000
                                                      -----------  -----------
                                                      (Dollars in thousands)
Cash Flows From Operating Activities:
 Net income.......................................... $   218,361  $   189,835
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Provision for loan and lease losses.................      38,850       26,767
 Depreciation of premises and equipment..............      29,440       22,753
 Amortization of intangibles and mortgage servicing
  rights.............................................      25,020       19,894
 Accretion of negative goodwill......................      (1,560)      (1,561)
 Amortization of unearned stock compensation.........      (7,939)       1,287
 Discount accretion and premium amortization on
  securities, net....................................      (1,018)        (922)
 Net decrease (increase) in trading account
  securities.........................................     (90,499)     (11,191)
 Loss (gain) on sales of securities, net.............     (71,972)         104
 Loss (gain) on sales of loans and mortgage loan
  servicing rights, net..............................     (11,941)      (2,865)
 Loss (gain) on disposals of premises and equipment,
  net................................................      (3,336)       3,360
 Proceeds from sales of loans held for sale..........   1,191,790      514,514
 Purchases of loans held for sale....................    (459,004)    (130,000)
 Origination of loans held for sale, net of
  principal collected................................  (1,146,151)    (298,691)
 Decrease (increase) in:
  Accrued interest receivable........................       1,709      (14,996)
  Other assets.......................................      57,368     (339,195)
 Increase (decrease) in:
  Accrued interest payable...........................      19,852           31
  Accounts payable and other liabilities.............     (27,837)      35,242
 Other, net..........................................         731          (56)
                                                      -----------  -----------
   Net cash (used in) provided by operating
    activities.......................................    (238,136)      14,310
                                                      -----------  -----------
Cash Flows From Investing Activities:
 Proceeds from sales of securities available for
  sale...............................................     300,270       70,214
 Proceeds from maturities, calls and paydowns of
  securities available for sale......................     291,892      548,509
 Purchases of securities available for sale..........    (234,403)    (668,856)
 Proceeds from maturities, calls and paydowns of
  securities held to maturity........................       1,100       21,647
 Purchases of securities held to maturity............      (2,213)      (4,147)
 Leases made to customers............................     (32,537)     (29,255)
 Principal collected on leases.......................      25,686       21,066
 Loan originations, net of principal collected.......    (346,492)  (1,061,243)
 Purchases of loans..................................     (14,740)     (76,574)
 Net cash acquired in transactions accounted for
  under the purchase method..........................      32,527          194
 Purchases and originations of mortgage servicing
  rights.............................................     (42,267)      (4,775)
 Proceeds from disposals of premises and equipment...       5,756       18,689
 Purchases of premises and equipment.................     (50,130)     (33,365)
 Proceeds from sales of foreclosed property..........      10,285        5,128
 Proceeds from sales of other real estate held for
  development or sale................................       1,645        3,171
                                                      -----------  -----------
   Net cash used in investing activities.............     (53,621)  (1,189,597)
                                                      -----------  -----------
Cash Flows From Financing Activities:
 Net increase (decrease) in deposits.................    (566,738)     771,188
 Net increase (decrease) in short-term borrowed
  funds..............................................  (1,275,078)    (460,638)
 Proceeds from long-term debt........................   2,574,870    2,283,794
 Repayments of long-term debt........................    (341,061)  (1,609,546)
 Net proceeds from common stock issued...............      17,634        7,021
 Redemption of common stock..........................    (210,960)         --
 Cash dividends paid on common stock.................     (94,603)     (79,871)
 Other, net..........................................          95         (430)
                                                      -----------  -----------
   Net cash provided by financing activities.........     104,159      911,518
                                                      -----------  -----------
Net Decrease in Cash and Cash Equivalents............    (187,598)    (263,769)
Cash and Cash Equivalents at Beginning of Period.....   1,822,081    2,057,252
                                                      -----------  -----------
Cash and Cash Equivalents at End of Period........... $ 1,634,483  $ 1,793,483
                                                      ===========  ===========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
 Interest............................................ $   533,999  $   514,818
 Income taxes........................................      (9,595)      13,219
 Noncash financing and investing activities:
 Transfer of securities held to maturity to
  available for sale.................................      34,435          --
 Transfer of loans to foreclosed property............      16,880        7,294
 Transfer of fixed assets to other real estate
  owned..............................................       1,368           81
 Tax benefit from exercise of stock options..........       5,172          --

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001
                                  (Unaudited)

A. Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries (referred to herein as "BB&T", "the Corporation" or "the Company") as of March 31, 2001 and December 31, 2000; the consolidated statements of income for the three months ended March 31, 2001 and 2000; the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2001 and 2000; and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000.

  The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T's 2000 Annual Report on Form 10-K, as restated in BB&T's Current Report on Form 8-K filed on April 27, 2001, should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2000 financial statements have been reclassified to conform to the 2001 statement presentation. Such reclassifications had no effect on shareholders' equity or net income.

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

B. Nature of Operations

  BB&T Corporation ("BB&T" or "the Corporation") is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations through its subsidiaries primarily in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky and Washington, D.C. BB&T's principal banking subsidiaries, Branch Banking and Trust Company ("BB&T-NC"), Branch Banking and Trust Company of South Carolina ("BB&T-SC") and Branch Banking and Trust Company of

Virginia ("BB&T-VA"), provide a wide range of traditional banking services to individuals and commercial customers. BB&T is also the parent company for nine subsidiary banks acquired through mergers with Hardwick Holding Company, First Banking Company of Southeast Georgia, BankFirst Corporation and FirstSpartan Financial Corp. These banks are expected to be merged with and into BB&T-NC, BB&T-SC or BB&T-VA based on their states of operation. Substantially all of BB&T's loans are to individuals residing in the market areas described above or to businesses that are located in this geographic area. Subsidiaries of BB&T's commercial banking units offer lease financing to commercial businesses and municipal governments, investment services, (including discount brokerage services, annuities, mutual funds and government and municipal bonds), life insurance and property and casualty insurance on an agency basis and insurance premium financing. Direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, investment banking and corporate finance services.

C. New Accounting Pronouncements

  The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS No. 133 established accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In conjunction with the adoption of SFAS No. 133, BB&T recorded a transition adjustment of $7.9 million, after taxes, to accumulated other nonshareholder changes in equity on January 1, 2001. There was no material impact on net income at the date of adoption. Substantially all of the transition adjustment will be reversed into net income during 2001.

  The notional amount of derivative financial instruments held by BB&T at March 31, 2001, was $2.7 billion with unrealized net losses of $13.2 million, compared to a total notional value of $2.2 billion with unrealized net losses of $12.3 million at December 31, 2000. The transition adjustment and first quarter 2001 impact of the statement are based on the interpretive guidance issued thus far by the Financial Accounting Standards Board ("FASB"). However, the FASB continues to issue guidance that could affect BB&T's application of the statement and require adjustments to the transition amount or amounts and disclosures in the consolidated financial statements. See "Derivative Financial Instruments" herein for additional disclosures related to the adoption of SFAS No. 133.

  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The statements provide accounting and reporting standards for such transactions based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Certain portions of the statement became effective for transactions occurring after March 31, 2001. The adoption of these provisions did not have a material impact on BB&T's consolidated financial position or consolidated results of operations.

D. Mergers and Acquisitions

  The following table presents summary information with respect to mergers and acquisitions completed by BB&T Corporation during 2000 and thus far during 2001:

                 SUMMARY OF COMPLETED MERGERS AND ACQUISITIONS
                             (Dollars in millions)

                                                                                                                BB&T Common
                                                                                                                   Shares
                                                                                                     Goodwill    Issued to
      Date of                                                 Total      Accounting    Goodwill    Amortization   Complete
    Acquisition      Acquired Company    Headquarters        Assets        Method      Recorded       Period    Transaction
    -----------      ----------------    ------------        ------      ----------    --------    ------------ -----------
   March 2, 2001     FirstSpartan                        $ 591.0 million  Purchase  $ 42.0 million   15 years
                      Financial Corp.  Spartanburg, SC                                                           3.8 million
  January 8, 2001    FCNB Corp.        Frederick, MD         1.6 billion  Pooling              N/A        N/A    8.7 million
----------------------------------------------------------------------------------------------------------------------------
 December 27, 2000   BankFirst                           $ 929.5 million  Purchase  $ 71.0 million   15 years
                      Corporation      Knoxville, TN                                                             5.3 million
 November 15, 2000   Edgar M. Norris                         3.7 million  Purchase             N/A        N/A
                      & Co.            Greenville, SC                                                                    N/A
 September 29, 2000  Laureate Capital                       13.8 million  Purchase             N/A        N/A
                      Corp.            Charlotte, NC                                                                     N/A
    July 6, 2000     One Valley                              6.4 billion  Pooling              N/A        N/A
                      Bancorp, Inc.    Charleston, W.Va.                                                        43.1 million
   June 15, 2000     First Banking
                      Company of
                      Southeast
                      Georgia          Statesboro, Ga.     420.0 million  Pooling              N/A        N/A    4.1 million
   June 13, 2000     Hardwick Holding                      507.2 million  Pooling              N/A        N/A
                      Company          Dalton, Ga.                                                               3.9 million
  January 13, 2000   Premier                                 2.0 billion  Pooling              N/A        N/A
                      Bancshares,
                      Inc.             Atlanta, Ga.                                                             16.8 million
----------------------------------------------------------------------------------------------------------------------------

  N/A--Not applicable or terms not disclosed.

  The table above does not include mergers and acquisitions of acquired companies prior to their acquisition by BB&T or insurance agency acquisitions, which are summarized below.

During the four months ended April 30, 2001, BB&T acquired two insurance agencies that were accounted for as purchases. In conjunction with these two transactions, BB&T issued approximately 229,000 shares of common stock and recorded $7.7 million in goodwill, which is being amortized using the straight-line method over 15 years. BB&T acquired six insurance agencies during 2000, which were accounted for as purchases. In conjunction with these 2000 transactions, BB&T issued 1.4 million shares of common stock and recorded $38.9 million in goodwill, which is being amortized using the straight-line method over 15 years.

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

  On January 24, 2001, BB&T announced plans to acquire Virginia Capital Bancshares Inc. ("VCAP") of Fredericksburg, Virginia. VCAP has $532.7 million in assets and operates four banking offices in the Washington-Baltimore combined metropolitan statistical area. Shareholders of VCAP will receive between .4958 and .6060 shares of BB&T common stock for each share of VCAP owned. The exact exchange ratio will be determined based on BB&T's closing market prices during a pricing period prior to the VCAP shareholders' meeting to vote on the proposed merger. The transaction, which is expected to be accounted for as a purchase, is planned for completion in the second quarter of 2001.

  On January 24, 2001, BB&T announced plans to merge with F&M National Corporation ("F&M") of Winchester, Virginia. F&M has $4 billion in assets and operates 163 banking offices, 13 mortgage banking offices, three trust offices and six insurance agencies. Shareholders of F&M will receive 1.09 shares of BB&T common stock in exchange for each share of F&M common stock held. The transaction, which is expected to be accounted for as a pooling of interests, is planned for completion in the third quarter of 2001.

E. Calculation of Earnings Per Common Share

  BB&T's basic and diluted earnings per common share amounts were calculated as follows:

                       BB&T CORPORATION AND SUBSIDIARIES

                       COMPUTATION OF EARNINGS PER SHARE
                         For the Periods as Indicated

                                                         For the Three Months
                                                            Ended March 31,
                                                        -----------------------
                                                           2001        2000
                                                        ----------- -----------
                                                        (Dollars in thousands,
                                                        except per share data)
Basic Earnings Per Share:
 Weighted average number of common shares outstanding
  during the period.................................... 409,201,404 407,978,573
                                                        =========== ===========
 Net income............................................ $   218,361 $   189,835
                                                        =========== ===========
 Basic earnings per share.............................. $       .53 $       .47
                                                        =========== ===========
Diluted Earnings Per Share:
 Weighted average number of common shares.............. 409,201,404 407,978,573
 Add:
  Dilutive effect of outstanding options (as determined
   by application of treasury stock method)............   6,344,746   4,629,865
                                                        ----------- -----------
 Weighted average number of common shares, as
  adjusted............................................. 415,546,150 412,608,438
                                                        =========== ===========
 Net income............................................ $   218,361 $   189,835
                                                        =========== ===========
 Diluted earnings per share............................ $       .53 $       .46
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

  Please refer to BB&T's Annual Report on Form 10-K, as restated in BB&T's Current Report on Form 8-K, filed on April 27, 2001, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables. There have been no significant changes from the methods used to develop the segment disclosures contained therein.

  The following tables disclose selected financial information for BB&T's reportable business segments for the periods as indicated:

                               BB&T Corporation

                              Reportable Segments
              For the Three Months Ended March 31, 2001 and 2000

                                                                                                           Investment
                                                                                           Agency          Banking and
                        Banking Network       Mortgage Banking      Trust Services       Insurance          Brokerage
                    ----------------------- ----------------------  ----------------  ----------------  -----------------
                       2001        2000        2001        2000      2001     2000      2001    2000      2001     2000
                    ----------- ----------- ----------  ----------  -------  -------  -------- -------  -------- --------
                                                                                            (Dollars in thousands)
 Net interest
 income (expense)
 from external
 customers........  $   317,092 $   356,564 $  146,715  $  109,093  $(9,921) $(9,500) $     24 $    (9) $  2,372 $  3,048
 Net intersegment
 interest income
 (expense)........      147,115      94,131   (112,949)    (73,808)  12,893   12,557        --      --        --       --
                    ----------- ----------- ----------  ----------  -------  -------  -------- -------  -------- --------
  Net interest
  income..........      464,207     450,695     33,766      35,285    2,972    3,057        24      (9)    2,372    3,048
                    ----------- ----------- ----------  ----------  -------  -------  -------- -------  -------- --------
 Provision for
 loan and lease
 losses...........       38,188      30,303        700         705       --       --        --      --        --       --
 Noninterest
 income from
 external
 customers........      109,421     118,691      4,434      28,720   24,573   19,556    38,291  30,433    42,934   44,483
 Intersegment
 noninterest
 income...........       38,415      24,865         --          --       --       --        --      --        --       --
 Noninterest
 expense..........      198,670     237,282     18,683      21,453   15,348   12,777    30,136  21,646    42,223   43,751
 Intersegment
 noninterest
 expense..........      114,670      73,186      6,817       5,697      775      943     1,057   1,024       381      374
                    ----------- ----------- ----------  ----------  -------  -------  -------- -------  -------- --------
 Income before
 income taxes.....      260,515     253,480     12,000      36,150   11,422    8,893     7,122   7,754     2,702    3,406
  Provision for
  income taxes....       67,515      81,700      4,059      12,228    2,200    3,015     2,846   3,069     1,048    1,571
                    ----------- ----------- ----------  ----------  -------  -------  -------- -------  -------- --------
 Net income.......  $   193,000 $   171,780 $    7,941  $   23,922  $ 9,222  $ 5,878  $  4,276 $ 4,685  $  1,654 $  1,835
                    =========== =========== ==========  ==========  =======  =======  ======== =======  ======== ========
 Identifiable
 segment assets...  $32,728,147 $34,565,140 $8,729,592  $5,593,540  $41,955  $29,366  $102,188 $76,228  $689,467 $663,419
                    =========== =========== ==========  ==========  =======  =======  ======== =======  ======== ========
                                                  All Other
                           Treasury              Segments (1)          Total Segments
                    ----------------------- ---------------------- -----------------------
                       2001        2000        2001       2000        2001        2000
                    ----------- ----------- ---------- ----------- ----------- -----------
 Net interest
 income (expense)
 from external
 customers........  $    33,041 $    25,728 $   70,959 $    37,045 $   560,282 $   521,969
 Net intersegment
 interest income
 (expense)........       13,032      14,595         --          --      60,091      47,475
                    ----------- ----------- ---------- ----------- ----------- -----------
  Net interest
  income..........       46,073      40,323     70,959      37,045     620,373     569,444
                    ----------- ----------- ---------- ----------- ----------- -----------
 Provision for
 loan and lease
 losses...........           33          30     12,616       5,789      51,537      36,827
 Noninterest
 income from
 external
 customers........        6,399       6,126     40,416       8,827     266,468     256,836
 Intersegment
 noninterest
 income...........           --          --         --          --      38,415      24,865
 Noninterest
 expense..........        1,770         755     28,096      16,581     334,926     354,245
 Intersegment
 noninterest
 expense..........          486         138      2,850         676     127,036      82,038
                    ----------- ----------- ---------- ----------- ----------- -----------
 Income before
 income taxes.....       50,183      45,526     67,813      22,826     411,757     378,035
  Provision for
  income taxes....       10,414       7,598     10,098       7,480      98,180     116,661
                    ----------- ----------- ---------- ----------- ----------- -----------
 Net income.......  $    39,769 $    37,928 $   57,715 $    15,346 $   313,577 $   261,374
                    =========== =========== ========== =========== =========== ===========
 Identifiable
 segment assets...  $17,852,945 $12,925,200 $4,077,507 $ 1,288,737 $64,221,801 $55,141,630
                    =========== =========== ========== =========== =========== ===========

----
(1) Financial data from segments below the quantitative thresholds requiring disclosure are attributable to nonbank consumer finance operations, factoring, commercial lawn care equipment financing, leasing and other smaller subsidiaries.

  The following table presents a reconciliation of total segment results to consolidated results:

                                                   For the Three Months Ended
                                                           March 31,
                                                   ----------------------------
                                                       2001           2000
                                                   -------------  -------------
Net Interest Income
 Net interest income from segments................ $     620,373  $    569,444
 Other net interest income(1).....................        36,091        20,849
 Elimination of net intersegment interest
  income(2).......................................      (133,878)      (75,119)
                                                   -------------  ------------
  Consolidated net interest income................ $     522,586  $    515,174
                                                   =============  ============
Net income
 Net income from segments......................... $     313,577  $    261,374
 Other net income (loss)(1).......................        (2,079)      (31,753)
 Elimination of intersegment net income(2)........       (93,137)      (39,786)
                                                   -------------  ------------
  Consolidated net income......................... $     218,361  $    189,835
                                                   =============  ============

                                                   March 31, 2001 March 31, 2000
                                                   -------------- --------------
Total Assets
 Total assets from segments.......................  $64,221,801    $55,141,630
 Other assets(1)..................................    5,232,018      2,411,728
 Elimination of intersegment assets(2)............   (7,333,515)    (2,017,716)
                                                    -----------    -----------
  Consolidated total assets.......................  $62,120,304    $55,535,642
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF FINANCIAL CONDITION

  BB&T's total assets at March 31, 2001, were $62.1 billion, a $1.2 billion or 2.0% increase from the balance at December 31, 2000. The balance sheet category that produced the majority of the increase was loans and leases, including loans held for sale, which grew $1.3 billion. Loans held for sale increased $425.3 million or 50.2%. Trading securities increased $90.5 million, or 93.6% from the balance at December 31, 2000, while securities available for sale remained relatively flat with a $41.1 million or .3% increase. These increases were partially offset by declines in cash and due from banks, securities held to maturity, and federal funds sold and securities purchased under resale agreements or similar arrangements, which declined by a collective $240.3 million compared to year-end 2000.

  Total deposits at March 31, 2001, decreased $130.6 million from December 31, 2000. Short-term borrowed funds declined $1.3 billion and long-term debt increased $2.3 billion during the first three months of 2001. Total shareholders' equity increased $170.8 million during the same time frame.

  The factors causing the fluctuations in these balance sheet categories are further discussed in the following sections.

Loans and Leases

  BB&T had strong loan growth during the first quarter of 2001, with end of period loans, excluding loans held for sale, increasing 8.3% on an annualized basis since the end of 2000. Average total loans for the quarter ended March 31, 2001, increased 12.4% compared to the same period of 2000.

  Management has continued to emphasize commercial and consumer lending at a faster rate than mortgage loans in order to improve the profitability of the overall loan portfolio. BB&T acquired a number of community banks and thrift institutions in recent years, which resulted in a significant percentage of the consolidated loan portfolio being composed of mortgages. Also, BB&T is the largest originator of mortgage loans in the Carolinas, with first quarter 2001 originations totaling $1.7 billion. Through the use of securitization programs and the sale of fixed-rate mortgage loan originations, combined with BB&T's commercial and consumer lending focus, the mix of the loan portfolio now includes a higher percentage of commercial and consumer loans and lower percentage of mortgage loans compared to prior years. Average mortgage loans, which increased 9.0% during the first three months of 2001 compared to the same period of 2000, represented 19.6% of average total loans and leases at March 31, 2001, compared to 20.2% a year ago. Average commercial loans, including lease receivables, increased 15.5% during the first three months of 2001, and now compose 53.6% of the loan portfolio compared to 52.2% in the first quarter of 2000. Average consumer loans, which include sales finance, revolving credit and direct retail, increased 9.1% for the three months ended March 31, 2001, compared to the same period in 2000 and compose the remaining 26.7% of average loans.

  The growth rates of average loans for the first quarter of 2001 include the full effect of loan portfolios held by companies that were acquired in purchase transactions during the last nine months of 2000 and the first quarter of 2001. Also, the securitization of $984.5 million of mortgage loans during 2000 affected the reported growth in average mortgage loans. During the first quarter of 2001, loans totaling $502.3 million were acquired through the purchase of FirstSpartan Financial Corp. ("FirstSpartan"). Excluding the effect of FirstSpartan, purchase accounting transactions completed during 2000 and mortgage loan securitizations, average "internal" loan growth for the three months ended March 31, 2001, was 12.7% compared to the first quarter of 2000. By category, excluding the effects of purchase accounting transactions and loan securitizations, average mortgage loans, including loans held for sale, increased 19.7%, commercial loans grew 12.9%, and consumer loans increased 7.1% in the first quarter of 2001 compared to 2000.

  The change in loan mix to a higher percentage of commercial and consumer loans, the growth of the overall loan portfolio and the increase in the yield of the portfolio, from 9.06% in the first quarter of 2000 to 9.15% in the first quarter of 2001, resulted in a 10.7% increase in interest income from loans and leases in the first quarter of 2001 compared to the 2000 period. The average annualized fully taxable equivalent ("FTE") yield on commercial, consumer and mortgage loans for the first three months of 2001 were 9.23%, 10.23%, and 7.47%, respectively, resulting in an average yield on the total loan portfolio of 9.15%.

Securities

  Securities available for sale totaled $14.3 billion at March 31, 2001, an increase of $41.1 million from December 31, 2000. Securities available for sale had net unrealized gains, net of deferred income taxes, of $234.4 million at March 31, 2001, compared to $99.4 million at December 31, 2000. Securities held to maturity totaled $36.0 million, down $33.3 million from year-end 2000. Trading securities totaled $187.2 million, an increase of $90.5 million compared to the balance at December 31, 2000.

  The annualized FTE yield on the average total securities portfolio for the first three months of 2001 was 7.32%, an increase of 66 basis points from the yield earned in the first three months of 2000. This increase resulted primarily from a restructuring of the securities portfolio during the second and third quarters of 2000 that was undertaken in order to improve the overall yield of the portfolio, improve the liquidity, and reduce the average duration of the portfolio.

Other Interest Earning Assets

  Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $175.0 million at March 31, 2001, a decrease of $86.2 million, or 33.0% compared to December 31, 2000. Interest-bearing deposits with banks increased $19.4 million from December 31, 2000. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets for the first three months of 2001 was 5.85%, an increase from the 5.76% earned during the first three months of 2000.

Other Assets

  BB&T's other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $24.2 million from December 31, 2000 to March 31, 2001. The increase results from a $27.4 million increase in goodwill from purchase acquisitions.

Deposits

  Total end of period deposits decreased $130.6 million from December 31, 2000, to March 31, 2001. However, average deposits for the first three months of 2001 increased $2.3 billion, or 6.4%, compared to the first three months of 2000. The categories of deposits with the highest average rates of growth in 2001 compared to 2000 were: certificates of deposit and other time deposits, which grew $1.6 billion, or 9.6%, and money rate savings accounts, including investor deposit accounts, which increased $1.7 billion, or 17.8%. The growth realized in these deposit categories was partially offset by declines of $831.8 million, or 25.7%, in average savings and interest checking, and a $183.4 million decrease in other time deposits.

  The growth in average deposits for the first quarter of 2001 include the effect of deposits acquired in purchase accounting transactions completed during the last nine months of 2000, and the first quarter of 2001. The purchase of FirstSpartan resulted in the addition of $436.1 million in deposits. Excluding the effects of purchase accounting transactions and official check outsourcing, which reduced noninterest-bearing deposits by $225.1 million, average deposits for the three months ended March 31, 2001 would have increased 4.5% compared to the first three months of 2000. Excluding purchase accounting, transaction account deposits, which include noninterest-bearing deposits, savings, interest checking and money rate savings, would have increased 3.6% compared to the first three months of 2000. Certificate accounts and other time deposits would have increased 7.0%, excluding purchase accounting transactions.

Other Borrowings

  The growth in loans, securities and other assets in recent years have exceeded the growth of total deposits. As a result, cost-effective alternative funding sources, such as Federal Home Loan Bank ("FHLB") advances, master notes, purchases of Federal funds and sales of securities under repurchase agreements have been increasingly utilized to support balance sheet growth.

  At March 31, 2001, short-term borrowed funds totaled $5.7 billion, a decrease of $1.3 billion, or 18.2%, compared to December 31, 2000. For the first quarter of 2001, average short-term borrowed funds totaled $6.4 billion, a decrease of $969.0 million, or 13.2%, from the comparable period of 2000. The average annualized rate paid on short-term borrowed funds was 5.49% for the first quarter of 2001, an increase of 2 basis points from the average rate of 5.47% paid in the first quarter of 2000. The slight increase in the cost of short-term borrowed funds results from the higher interest rate environment during 2000.

  Long-term debt consists primarily of FHLB advances, medium term bank notes and corporate subordinated debt. These borrowings provide BB&T with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term debt totaled $10.9 billion at March 31, 2001, an increase of $2.3 billion, or 26.5%, from the balance at December 31, 2000. For the first three months of 2001, average long-term debt totaled $10.3 billion, an increase of $4.0 billion, or 62.8%, compared to the prior year. Long-term debt has been utilized for a variety of funding needs, including the repurchase of common stock in conjunction with certain acquisitions. The substantial increase in long-term borrowings during the year reflects BB&T's efforts to take advantage of declining interest rates and lock in these lower funding costs for a longer period of time. The average annualized rate paid on long-term borrowed funds was 5.79% for the first quarter of 2001, an increase of 4 basis points from the average rate of 5.75% paid in the first quarter of 2000.

Asset Quality

  BB&T's asset quality, as measured by relative levels of nonperforming assets and net charge-offs, has remained excellent compared to published industry averages. Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $236.0 million at March 31, 2001, compared to $201.2 million at December 31, 2000. Nonperforming assets, as a percentage of loan-related assets, were .55% at March 31, 2001, compared to .49% at December 31, 2000. Loans 90 days or more past due and still accruing interest totaled $76.7 million compared to $73.7 million at year-end 2000.

  BB&T's net charge-offs totaled $25.6 million for the first quarter and amounted to .25% of average loans and leases, on an annualized basis, compared to $20.1 million, or .22% of average loans and leases, on an annualized basis, in the corresponding period in 2000.

  The allowance for loan and lease losses was $555.5 million, or 1.31% of loans and leases, at March 31, 2001, compared to $532.2 million, or 1.29% of loans and leases, at December 31, 2000.

  The provision for loan and lease losses for the first quarter of 2001 was $38.9 million, compared to $26.8 million in the comparable quarter of 2000. The increased provision during 2001 was necessary to cover higher net charge-offs, to maintain the allowance at a level considered adequate to absorb losses inherent in the loan portfolio at the balance sheet date, and to provide additional provisions for acquired entities to align their collection and charge-off policies and procedures with those of BB&T.

  Asset quality statistics for the last five calendar quarters are presented in the accompanying table.

                             ASSET QUALITY ANALYSIS
                             (Dollars in thousands)

                                       For the Three Months Ended
                              ------------------------------------------------
                              3/31/01   12/31/00  9/30/00   6/30/00   3/31/00
                              --------  --------  --------  --------  --------
Allowance For Loan & Lease
 Losses
 Beginning balance........... $532,203  $514,754  $498,358  $494,043  $487,339
 Allowance for acquired
  loans......................   10,084    12,934        --        --        --
 Provision for loan and lease
  losses.....................   38,850    43,300    38,650    28,414    26,767
 Net charge-offs.............  (25,605)  (38,785)  (22,254)  (24,099)  (20,063)
                              --------  --------  --------  --------  --------
  Ending balance............. $555,532  $532,203  $514,754  $498,358  $494,043
                              ========  ========  ========  ========  ========
Risk Assets
 Nonaccrual loans and
  leases..................... $182,021  $156,342  $131,390  $129,280  $126,293
 Foreclosed real estate......   29,035    27,461    21,209    17,532    18,502
 Other foreclosed property...   22,681    16,903    16,042    13,694    16,105
 Restructured loans..........    2,261       492       445       501     1,471
                              --------  --------  --------  --------  --------
  Total nonperforming
   assets.................... $235,998  $201,198  $169,086  $161,007  $162,371
                              ========  ========  ========  ========  ========
 Loans 90 days or more past
  due and still accruing..... $ 76,685  $ 73,699  $ 76,006  $ 63,771  $ 50,681
                              ========  ========  ========  ========  ========
Asset Quality Ratios
 Nonaccrual loans and leases
  as a percentage of total
  loans and leases*..........      .43%      .38%      .33%      .34%      .34%
 Total nonperforming assets
  as a percentage of:
  Total assets...............      .38       .33       .29       .28       .29
  Loans and leases plus
   foreclosed property*......      .55       .49       .43       .42       .43
 Annualized net charge-offs
  as a percentage of average
  loans and leases*..........      .25       .39       .23       .25       .22
 Allowance for loan and lease
  losses as a percentage of
  loans and leases*..........     1.31      1.29      1.31      1.29      1.32
 Ratio of allowance for loan
  and lease losses to:
  Net charge-offs............     5.35x     3.45x     5.81x     5.14x     6.12x
  Nonaccrual and restructured
   loans and leases..........     3.01      3.39      3.90      3.84      3.87

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

  The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months under the "most likely" interest rate scenario incorporated into the Interest Sensitivity Simulation computer model. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets; cash flows and maturities of derivative financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity; customer preferences and capital plans. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

                   INTEREST SENSITIVITY SIMULATION ANALYSIS

                                                                                Annualized
                                                                               Hypothetical
                     Interest Rate Scenario                                     Percentage
                     ----------------------                                     Change in
                 Change in                  Prime                              Net Interest
                 Prime Rate                 Rate                                  Income
                 ----------                 -----                              ------------
                   +3.00%                   11.00%                                -1.26%
                   +1.50                     9.50                                 -0.85
                   -1.50                     6.50                                  -.26
                   -3.00                     5.00                                   .03

  Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over six months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At March 31, 2001, the sensitivity of BB&T's net interest income to changes in interest rates was within management's targets, as illustrated in the accompanying table.

Derivative Financial Instruments

  BB&T utilizes a variety of financial instruments to aid in the management of interest rate risk. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, collars, financial forward and futures contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives to hedge business loans, mortgage loans and certificates of deposit.

  Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T's credit risk exposure at March 31, 2001, was not material.

  Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risks. On March 31, 2001, BB&T had derivative financial instruments outstanding with notional amounts totaling $2.7 billion. The estimated fair value of open contracts used for risk management purposes reflected net unrealized losses of $13.2 million at March 31, 2001.

  BB&T classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability ("fair value hedge"), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction ("cash flow hedge"), (3) a hedge of a foreign currency exposure ("foreign currency hedge"), of which BB&T has none, or (4) derivatives not designated as hedges. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the value of the designated hedged item. For a qualifying cash flow hedge, changes in the value of the derivatives that have been highly effective are recognized in other nonshareholder changes in equity until the related cash flows from the hedged item are recognized. For either fair value hedges or cash flow hedges, net income may be affected to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. During the first quarter of 2001, there was no impact on net income resulting from hedge ineffectiveness.

  BB&T recorded an unrecognized loss on cash flow hedges as a separate component reducing shareholders' equity by $9.3 million at March 31, 2001. Substantially all of this amount is attributable to forward commitments and options hedging the cash flows from forecasted sales of mortgage loans. The ultimate sale of the related loans will result in reclassification of these unrecognized amounts into earnings. If the cash flow hedge is discontinued because the forecasted transactions do not occur, these amounts will be immediately reclassified into earnings. BB&T expects to reclassify substantially all of the $9.3 million of unrecognized losses into earnings within the next 12 months.

  BB&T has a notional amount of $731.6 million of derivatives that do not meet the requirements for hedge accounting treatment under SFAS No. 133. Accordingly, these derivatives have been recorded at fair value in accordance with the statement. The related net gains or losses for these derivatives are recorded in current period earnings as other noninterest income, and resulted in a net gain of $1.4 million in the first quarter of 2001.

  BB&T's hedges resulted in a $.3 million increase in net interest income in the first quarter of 2001 compared to an increase of $1.9 million in the comparable period of 2000.

  The following tables set forth certain information concerning BB&T's derivative financial instruments at March 31, 2001:

                       DERIVATIVE FINANCIAL INSTRUMENTS
                                March 31, 2001
                            (Dollars in thousands)

                                                    Average Average Estimated
                                          Notional  Receive   Pay     Fair
Type                                       Amount    Rate    Rate     Value
----                                     ---------- ------- ------- ---------
Receive fixed swaps..................... $  113,000  6.69%   5.08%  $   1,265
Pay fixed swaps.........................     45,832  5.28    5.01          43
Caps, floors & collars..................     76,050    --      --          --
Foreign exchange contracts..............    154,982    --      --         691
Forward contracts on mortgage loans.....  1,755,675    --      --     (14,712)
Mortgage loan commitments...............    460,617    --      --         (22)
Options on mortgage lending
 commitments............................    115,000    --      --        (486)
                                         ----------                 ---------
  Total................................. $2,721,156                 $ (13,221)
                                         ==========                 =========

CAPITAL ADEQUACY AND RESOURCES

  The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T's principal goals related to capital are to provide an adequate return to shareholders while retaining a sufficient base to support future growth and comply with all regulatory standards.

  Total shareholders' equity was $5.0 billion at March 31, 2001 and $4.9 billion at December 31, 2000. BB&T's book value per common share at March 31, 2001 was $12.32 compared to $11.88 at December 31, 2000.

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

  BB&T's capital adequacy ratios for the last five quarters are presented in the accompanying table:

                            CAPITAL ADEQUACY RATIOS

                                          2001                2000
                                         ------- -------------------------------
                                          First  Fourth   Third  Second   First
                                         Quarter Quarter Quarter Quarter Quarter
                                         ------- ------- ------- ------- -------
   Risk-based capital ratios:
    Tier 1 capital......................   9.2%    9.4%    9.4%   10.0%   10.1%
    Total capital.......................  11.8    12.0    12.2    12.8    13.3
   Tier 1 leverage ratio................   6.8     7.1     6.9     7.3     7.3

ANALYSIS OF RESULTS OF OPERATIONS

  Net income for the first quarter of 2001 totaled $218.4 million, an increase of 15.0% compared to the $189.8 million earned during the comparable quarter of 2000. On a diluted per share basis, earnings for the three months ended March 31, 2001 were $.53, compared to $.46 for the same period in 2000, an increase of 15.2%. BB&T's operating results for the first quarter of 2001 produced an annualized return on average assets of 1.45% and an annualized return on average shareholders' equity of 17.97% compared to prior year ratios of 1.40% and 18.16%, respectively.

  BB&T incurred significant expenses related principally to the consummation of mergers and acquisitions during both 2001 and 2000. These expenses are reflected in reported earnings. During 2001, BB&T recorded $24.9 million in after-tax nonrecurring charges primarily associated with the merger and related systems conversion with FCNB Corp., of Frederick, Maryland. During the first quarter of 2000, BB&T incurred $19.8 million in after-tax nonrecurring charges primarily associated with the acquisition of Premier Bancshares, Inc., of Atlanta, Georgia. Merger-related charges typically include the consolidation of branch offices and bank operating functions, merger-related personnel costs, professional services and other expenses.

  Excluding the effect of merger-related charges on 2001 and 2000 operating results, BB&T would have had net income for the first quarter of 2001 totaling $243.3 million, an increase of 16.1% over the $209.6 million that would have been earned during the first quarter of 2000. Merger-related charges include, but are not limited to, personnel-related expenses such as staff relocation, early retirement packages and contract settlements; occupancy, furniture and equipment expenses including branch consolidation; and other costs, such as operational charge-offs, professional fees, etc. On a diluted per share basis, earnings for the three months ended March 31, 2001, excluding merger charges, were $.59, compared to $.51 for the same period in 2000, an increase of 15.7%. BB&T's recurring operating results for the first quarter of 2001 produced an annualized return on average assets of 1.61% and an annualized return on average shareholders' equity of 20.03% compared to prior year ratios of 1.54% and 20.05%, respectively.

  FTE net interest income increased 5.9% during the first quarter of 2001 compared to 2000 due to solid growth in average loans, improved yields on the loan and securities portfolios and a more profitable mix of loans. Fluctuations in net interest income, noninterest income and noninterest expenses will be further discussed in the following paragraphs.

  The following table sets forth selected financial ratios for the last five calendar quarters:

                            PROFITABILITY MEASURES

                                        2001                2000
                                       ------- -------------------------------
                                        First  Fourth   Third  Second   First
                                       Quarter Quarter Quarter Quarter Quarter
                                       ------- ------- ------- ------- -------
Return on average assets..............   1.61%   1.58%   1.59%   1.55%   1.54%
Return on average equity..............  20.03   20.29   20.22   20.05   20.05
Net interest margin...................   4.08    4.15    4.14    4.19    4.22
Fee income ratio (taxable
 equivalent)*.........................   33.4    31.6    31.7    31.5    30.8
Efficiency ratio (taxable
 equivalent)*.........................   50.8    49.5    51.6    53.4    53.5

--------
* Excludes securities gains (losses), foreclosed property expense and nonrecurring items.

Net Interest Income and Net Interest Margin

  Net interest income on an FTE basis was $571.0 million for the first quarter of 2001 compared to $539.4 million for the same period in 2000, a 5.9% increase. For the three months ended March 31, 2001, average earning assets increased $5.0 billion, or 9.8%, compared to the same period of 2000, while average interest-bearing liabilities increased by $5.3 billion, or 11.8%, and the net interest margin decreased from 4.22% in the first quarter of 2000 to 4.08% in the current quarter. The 14 basis point decline in the net interest margin was primarily the result of a 50 basis point increase in the cost of interest-bearing deposits, as well as purchases of bank owned life insurance products, which add to the cost of funds but produce revenue that is classified as noninterest income. These purchases had a four basis point negative impact on the net interest margin in the 2001 period.

  The following table sets forth the major components of net interest income and the related yields for the first quarter of 2001 compared to the same period in 2000 and the variances between the periods caused by changes in interest rates versus changes in volumes.

                 NET INTEREST INCOME AND RATE/VOLUME ANALYSIS
              For the Three Months Ended March 31, 2001 and 2000

                                                   Yield /
                             Average Balances       Rate       Income / Expense               Change due to
                          ----------------------- ----------  -------------------  Increase  ----------------
                             2001        2000     2001  2000    2001      2000    (Decrease)  Rate    Volume
                          ----------- ----------- ----  ----  --------- --------- ---------- -------  -------
                                          Fully Taxable Equivalent--(Dollars in thousands)
Assets
Securities(1):
 U.S. Treasury,
 government and
 other(5)...............  $13,279,284 $12,707,608 7.31% 6.58% $ 242,560 $ 209,195  $33,365   $23,707  $ 9,658
 States and political
 subdivisions...........      980,216   1,013,256 7.47  7.55     18,308    19,134     (826)     (211)    (615)
                          ----------- ----------- ----  ----  --------- ---------  -------   -------  -------
 Total securities(5)....   14,259,500  13,720,864 7.32  6.66    260,868   228,329   32,539    23,496    9,043
Other earning
assets(2)...............      311,455     413,112 5.85  5.76      4,492     5,912   (1,420)       57   (1,477)
Loans and leases, net of
unearned
income(1)(3)(4)(5)......   41,702,846  37,096,449 9.15  9.06    943,416   836,104  107,312    10,222   97,090
                          ----------- ----------- ----  ----  --------- ---------  -------   -------  -------
 Total earning assets...   56,273,801  51,230,425 8.67  8.39  1,208,776 1,070,345  138,431    33,775  104,656
                          ----------- ----------- ----  ----  --------- ---------  -------   -------  -------
 Non-earning assets.....    4,989,750   3,460,462
                          ----------- -----------
  Total assets..........  $61,263,551 $54,690,887
                          =========== ===========
Liabilities and
Shareholders' Equity
Interest-bearing
deposits:
 Savings and interest-
 checking...............  $ 2,401,054 $ 3,232,821 1.71  1.84     10,150    14,798   (4,648)   (1,047)  (3,601)
 Money rate savings.....   11,233,334   9,538,760 3.50  3.36     97,006    79,789   17,217     3,380   13,837
 Other time deposits....   19,711,310  18,294,798 6.09  5.39    296,063   245,209   50,854    30,947   19,907
                          ----------- ----------- ----  ----  --------- ---------  -------   -------  -------
 Total interest-bearing
 deposits...............   33,345,698  31,066,379 4.90  4.40    403,219   339,796   63,423    33,280   30,143
Short-term borrowed
funds...................    6,391,458   7,360,496 5.49  5.47     86,562   100,174  (13,612)     (380) (13,232)
Long-term debt..........   10,337,017   6,348,433 5.79  5.75    147,997    90,997   57,000       658   56,342
                          ----------- ----------- ----  ----  --------- ---------  -------   -------  -------
 Total interest-bearing
 liabilities............   50,074,173  44,775,308 5.16  4.77    637,778   530,967  106,811    33,558   73,253
                          ----------- ----------- ----  ----  --------- ---------  -------   -------  -------
 Noninterest-bearing
 deposits...............    4,957,727   4,939,181
 Other liabilities......    1,304,568     771,883
 Shareholders' equity...    4,927,083   4,204,515
                          ----------- -----------
  Total liabilities and
  shareholders' equity..  $61,263,551 $54,690,887
                          =========== ===========
Average interest rate
spread..................                          3.51  3.62
Net yield on earning
assets..................                          4.08% 4.22% $ 570,998 $ 539,378  $31,620   $   217  $31,403
                                                  ====  ====  ========= =========  =======   =======  =======
Taxable equivalent
adjustment..............                                      $  48,412 $  24,204
                                                              ========= =========

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

Noninterest Income

  Noninterest income for the three months ended March 31, 2001, was $315.6 million compared to $239.6 million for the same period in 2000, an increase of 31.7%. Noninterest income for the first quarter includes certain special nonrecurring items, including a $41.5 million writedown in the value of BB&T's capitalized mortgage servicing rights resulting from the declining interest rate environment, and a $63.0 million nonrecurring gain on an investment in an electronic transaction processing company. Excluding these items, noninterest income would have totaled $289.5 million for the first quarter of 2001, an increase of 20.7% compared to 2000. Excluding nonrecurring items and purchase accounting transactions, noninterest income would have increased 14.0% in the first quarter of 2001 compared to the first quarter of 2000.

  Recurring noninterest income as a percentage of net interest income plus noninterest income, or the "fee income ratio", was 33.4% for the first quarter of 2001, compared to 30.8% in the first quarter of 2000. This increase indicates that BB&T is deriving a greater percentage of its revenues from noninterest income sources.

  Service charges on deposits totaled $73.4 million for the first quarter of 2001, an increase of $11.6 million, or 18.8%, compared to the first quarter of 2000. The largest component of the growth within service charges on deposits in the 2001 period was NSF and overdraft charges on personal and commercial accounts, which contributed $6.7 million to the increase in the first quarter, as well as higher transaction volume. Account analysis fees on commercial transaction accounts contributed $2.0 million, and service charges on demand deposit accounts contributed $.7 million. Additionally, BankFirst was acquired and accounted for as a purchase on December 27, 2000, which contributed $1.1 million to the increase in service charges on deposits in the first quarter of 2001 compared to the prior year quarter.

  Trust income totaled $24.1 million for the current quarter, an increase of $5.4 million, or 28.8%, compared to the same period a year ago. The increase in trust income reflects healthy growth in personal and corporate trust fees compared to 2000. Assets under management totaled $14.6 billion at March 31, 2001, up from $14.2 billion, restated for the effects of One Valley, at March 31, 2000.

  Investment banking and brokerage fees and commissions totaled $43.2 million during the first quarter of 2001, a decrease of $2.5 million, or 5.5%, compared to the first quarter of 2000. The decrease resulted primarily from a decline in trading income and fee income at BB&T's full-service brokerage operation. This decrease was partially offset by income from Edgar M. Norris & Co., an independent broker/dealer based in Greenville, South Carolina, which was purchased on November 15, 2000. This acquisition was accounted for as a purchase; therefore its operating results were only included in BB&T's accounts in periods following the acquisition.

  Agency insurance commissions totaled $39.5 million for the first quarter of 2001, an increase of $7.9 million, or 25.1%, compared to the same three-month period of 2000. This substantial growth in revenue resulted from the purchase of additional agencies during 2000 and 2001, as well as internal growth. During the first quarter of 2001, property and casualty insurance commissions increased $5.6 million, other miscellaneous insurance fees and commissions increased $1.3 million and contingent insurance commissions, group health and other fees increased a collective $1.0 million.

  Income from mortgage banking activities totaled $5.2 million for the first quarter of 2001, a decrease of $22.1 million, or 80.9%, from the same period of 2000. This decline is due to a writedown in the value of BB&T's capitalized mortgage servicing rights as a result of the falling interest rate environment. This writedown was partially offset by an increase in servicing fee income and gains on the sale of mortgage loans. Excluding the writedown, mortgage income would have been $40.2 million, an increase of $12.9 million or 47.0% over the same period one year ago, reflecting the previously mentioned growth in servicing fee income and gains from loan sales.

  Other nondeposit fees and commissions totaled $41.0 million for the first quarter of 2001, an increase of $8.0 million, or 24.5%, compared to the three months ended March 31, 2000. The principal drivers of the increase were: income from the outsourcing of official checks, which added $4.5 million to revenue for the quarter; ATM network fees and debit card income, which increased $1.7 million; and debit card interchange fees, which were up $1.3 million.

  Securities gains and losses totaled $72.0 million in the first quarter of 2001 compared to a loss of $.1 million in the first quarter last year. Excluding the $63.0 million gain from the sale of BB&T's ownership interest in the electronic payment processor mentioned above, securities gains for the current quarter would have been $2.9 million.

Noninterest Expense

  Noninterest expenses totaled $490.1 million for the first quarter of 2001 compared to $448.7 million for the same period a year ago, an increase of 9.2%. Noninterest expense for the first quarter of 2001 includes $53.9 million of nonrecurring expenses principally associated with the acquisition and systems conversion of FCNB Corp., and certain other special nonrecurring charges, including the write-off of fixed assets rendered obsolete by technology changes that were removed from service in the first quarter, and buyouts of employment contracts and other personnel costs related to restructuring certain lines of business acquired through prior mergers. Excluding these costs, noninterest expenses would have totaled $436.2 million, an increase of $18.2 million or 4.3% over the same period one year ago. Excluding the effects of business combinations accounted for as purchases that were completed in 2000 and 2001, and the aforementioned nonrecurring expenses, noninterest expenses for the first quarter of 2001 would have actually decreased .5% from the comparable period of 2000.

  BB&T's efficiency ratio (noninterest expenses, excluding the nonrecurring expenses referred to above and costs related to foreclosed assets, as a percentage of FTE net interest income plus noninterest income excluding securities gains and losses) improved to 50.8% for the first quarter of 2001 compared to 53.5% for the first quarter of 2000.

  Personnel expense, the largest component of noninterest expense, was $258.2 million for the first quarter of 2001 compared to $237.0 million for the same period in 2000, an increase of $21.2 million, or 8.9%. These amounts include merger-related costs of $11.9 million in the first quarter of 2001 and $6.6 million in the first quarter of 2000. Excluding the merger-related charges, personnel expense in the 2001 quarter would have increased $15.8 million, or 6.9%, from the 2000 period. This growth included the effect of acquisitions completed in the last three quarters of 2000 and first quarter of 2001 that were accounted for as purchases. Excluding the effects of the merger-related charges and purchase acquisitions, personnel expense for the first quarter of 2001 would have increased $5.0 million, or 2.2%, over the first quarter of 2000. This increase was primarily the result of normal annual salary adjustments, higher social security taxes, staff relocation expenses, fringe benefits and 401(k) plan contributions.

  Occupancy and equipment expense for the three months ended March 31, 2001, totaled $75.3 million, an increase of $6.2 million, or 9.0%, compared to 2000. These amounts include merger-related charges of $7.4 million in the first quarter of 2001 and $5.6 million in the first quarter of 2000. Excluding the merger-related charges, occupancy and equipment expense would have been $67.9 million, an increase of $4.4 million, or 7.0% compared to the same period in 2000. The increase was principally the result of higher rent expense and an increase in information technology equipment expense.

  The amortization of intangible assets totaled $17.0 million for the three months ended March 31, 2001, an increase of $1.5 million, or 9.3%, from the amount incurred in the first quarter of 2000. This increase is primarily due to the acquisitions of BankFirst in the fourth quarter of 2000 and FirstSpartan in the first quarter of 2001, consummated using purchase accounting.

  Other noninterest expenses for the first quarter of 2001 totaled $140.0 million, an increase of $12.6 million, or 9.9%, compared to 2000. These amounts include merger-related costs of $34.5 million in the first quarter of 2001 and $18.4 million in the first quarter of 2000. Excluding these costs, other noninterest expenses for the three months ended March 31, 2001 would have decreased $4.0 million, or 3.7%, from the comparable 2000 period. This decline is due to reductions in contributions, advertising and public relations expense, and professional services expense, which decreased a collective $3.5 million.

Provision for Income Taxes

  The provision for income taxes totaled $90.9 million for the first quarter of 2001, an increase of $1.4 million, or 1.6%, compared to the first quarter of 2000. The effective tax rates on pretax income were 29.4% and 32.0% for the three months ended March 31, 2001 and 2000, respectively. Excluding the tax benefits associated with merger-related and other nonrecurring charges, the provision for income taxes would have been $102.5 million during the first three months of 2001. Excluding the effect of nonrecurring items on pretax income and the income tax provision, BB&T's effective income tax rates were 29.6% and 32.8% for the three months ended March 31, 2001 and 2000, respectively.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)

                                 EXHIBIT INDEX

  Exhibit
    No.                 Description                         Location
  -------               -----------                         --------
  2(a)     Agreement and Plan of Reorganization   Incorporated herein by
           dated as of July 29, 1994 and          reference to Registration
           amended and restated as of October     No. 33-56437.
           22, 1994 between the Registrant and
           BB&T Financial Corporation.

  2(b)     Plan of Merger as of July 29, 1994     Incorporated herein by
           as amended and restated on October     reference to Registration
           22, 1994 between the Registrant and    No. 33-56437.
           BB&T Financial Corporation.

  2(c)     Agreement and Plan of Reorganization   Incorporated herein by
           dated as of November 1, 1996 between   reference to Exhibit 3(a)
           the Registrant and United Carolina     filed in the Annual Report
           Bancshares Corporation, as amended.    on Form 10-K, filed
                                                  March 17, 1997.

  2(d)     Agreement of Plan of Reorganization    Incorporated herein by
           dated as of October 29, 1997 between   reference to Registration
           the Registrant and Life Bancorp,       No. 33-44183.
           Inc.

  2(e)     Agreement and Plan of Reorganization   Incorporated herein by
           dated as of February 6, 2000 between   reference to Exhibit 99.1
           the Registrant and One Valley          filed in the Current Report
           Bancorp, Inc.                          on Form 8-K, dated February
                                                  9, 2000.

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

  4(a)     Articles of Amendment to Amended and   Incorporated herein by
           Restated Articles of Incorporation     reference to Exhibit 3(a)
           of the Registrant related to Junior    filed in the Annual Report
           Participating Preferred Stock.         on Form 10-K, filed
                                                  March 17, 1997.

 Exhibit
   No.                 Description                          Location
 -------               -----------                          --------
  4(b)   Rights Agreement dated as of December    Incorporated herein by
         17, 1996 between the Registrant and      reference to Exhibit 1 filed
         Branch Banking and Trust Company,        under Form 8-A, filed
         Rights Agent.                            January 10, 1997.

  4(c)   Subordinated Indenture (including Form   Incorporated herein by
         of Subordinated Debt Security) between   reference to Exhibit 4(d) of
         the Registrant and State Street Bank     Registration No. 333-02899.
         and Trust Company, Trustee, dated as
         of May 24, 1996.

  4(d)   Senior Indenture (including Form of      Incorporated herein by
         Senior Debt Security) between the        reference to Exhibit 4(c) of
         Registrant and State Street Bank and     Registration No. 333-02899.
         Trust company, Trustee, dated as of
         May 24, 1996.

 10(a)*  Death Benefit Only Plan, Dated April     Incorporated herein by
         23, 1990, by and between Branch          reference to Registration
         Banking and Trust Company (as            No. 33-33984.
         successor to Southern National Bank of
         North Carolina) and L. Glenn Orr, Jr.

 10(b)*  BB&T Corporation Non-Employee            Incorporated herein by
         Directors' Deferred Compensation and     reference to Exhibit 10(b)
         Stock Option Plan.                       of the Annual Report on Form
                                                  10-K, filed March 17, 1997.

 10(c)*  BB&T Corporation 1994 Omnibus Stock      Incorporated herein by
         Incentive Plan.                          reference to Registration
                                                  No. 33-57865.

 10(d)*  Settlement and Non-Compete Agreement,    Incorporated herein by
         dated February 28, 1995, by and          reference to Registration
         between the Registrant and L. Glenn      No. 33-56437.
         Orr, Jr.

 10(e)*  Settlement Agreement, Waiver and         Incorporated herein by
         General Release dated September 19,      reference to Registration
         1994, by and between the Registrant,     No. 33-56437.
         Branch Banking and Trust Company (as
         successor to Southern National Bank of
         North Carolina) and Gary E. Carlton.

 10(f)   BB&T Corporation 401(k) Savings Plan     Incorporated herein by
         (amended effective January 1, 2000).     reference to Exhibit 10(f)
                                                  in BB&T Corporation's Annual
                                                  Report on Form 10-K filed on
                                                  March 16, 2001.

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

 10(i)*  Form of Branch Banking and Trust         Incorporated by reference to
         Company Executive Incentive              the identified exhibit under
         Compensation Plan.                       the Annual Report on Form
                                                  10-K, filed February 22,
                                                  1985.

 Exhibit
   No.                 Description                          Location
 -------               -----------                          --------
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

 10(m)*  Settlement and Noncompetition            Incorporated herein by
         Agreement, dated July 1, 1997, by and    reference to Exhibit 10(m)
         between the Registrant and E. Rhone      filed in the Annual Report
         Sasser.                                  on Form 10-K, filed March
                                                  18, 1998.

 10(n)*  BB&T Corporation Supplemental Defined    Incorporated herein by
         Contribution Plan for Highly             reference to Registration
         Compensated Employees.                   No. 333-69823.

 10(o)*  Scott & Stringfellow, Inc. Executive     Incorporated herein by
         and Employee Retention Plan.             reference to Registration
                                                  No. 333-81471.

 10(p)*  BB&T Corporation Non-Qualified Defined   Incorporated herein by
         Contribution Plan.                       reference to Registration
                                                  No. 333-50035.

 10(q)*  BB&T Corporation Amended and Restated    Filed herewith.
         1996 Short-term Incentive Plan.

 10(r)*  Amendment to 1995 Omnibus Stock          Incorporated herein by
         Incentive Plan.                          reference to Registration
                                                  No. 333-36540.

 10(s)*  Employment Agreement dated February 6,   Incorporated herein by
         2000, by and between the Registrant      reference to Exhibit 10(s)
         and J. Holmes Morrison.                  in BB&T Corporation's Annual
                                                  Report on Form 10-K filed on
                                                  March 16, 2001.

 10(t)   BB&T Corporation Pension Plan (amended   Incorporated herein by
         effective January 1, 2000).              reference to Exhibit 10(t)
                                                  in BB&T Corporation's Annual
                                                  Report on Form 10-K filed on
                                                  March 16, 2001.

 10(u)*  Amendment to BB&T Corporation            Incorporated herein by
         Nonqualified Defined Contribution        reference to Exhibit 10(u)
         Plan.                                    in BB&T Corporation's Annual
                                                  Report on Form 10-K filed on
                                                  March 16, 2001.

 Exhibit
   No.                 Description                          Location
 -------               -----------                          --------
 10(v)*  Amendment to BB&T Corporation Non-       Incorporated herein by
         Employee Directors' Deferred             reference to Exhibit 10(v)
         Compensation and Stock Option Plan.      in BB&T Corporation's Annual
                                                  Report on Form 10-K filed on
                                                  March 16, 2001.

 10(w)*  Amendment to the BB&T Corporation        Incorporated herein by
         Supplemental Defined Contribution Plan   reference to Exhibit 10(w)
         for Highly Compensated Employees.        in BB&T Corporation's Annual
                                                  Report on Form 10-K filed on
                                                  March 16, 2001.

 11      Statement re Computation of Earnings     Filed herewith as Note E.
         Per Share.

 22      Proxy Statement for the 2001 Annual      Incorporated herein by
         Meeting of Shareholders.                 reference to BB&T
                                                  Corporation's Proxy
                                                  Statement filed on March 16,
                                                  2001.

--------
*  Management compensatory plan or arrangement.

  (b) Current Reports on Form 8-K during and following the quarter ended March 31, 2001.

    On January 12, 2001, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the fourth quarter of 2000. On January 24, 2001, BB&T filed a Current Report on Form 8-K under Item 5 to announce that BB&T had entered into a definitive agreement to acquire Virginia Capital Bancshares, Inc. of Fredericksburg, Virginia, and to file certain presentation material related to this transaction. On January 24, 2001, BB&T filed a Current Report on Form 8-K under Item 5 to announce that BB&T had entered into a definitive agreement to merge with F&M National Corporation of Winchester, Virginia, and to file certain presentation material related to this transaction. On February 8, 2001, BB&T filed a Current Report on Form 8-K under Item 5 to file presentation material related to an Investor and Analyst Conference held on February 8, 2001. On April 11, 2001, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the first quarter of 2001. On April 27, 2001, BB&T filed a Current Report on Form 8-K under Item 5 to report BB&T's operations and financial condition restated for the accounts of FCNB Corp., which was acquired on January 8, 2001.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BB&T CORPORATION (Registrant)

Date: May 11, 2001                                   /s/ Scott E. Reed
                                          By: _________________________________
                                              Scott E. Reed, Senior Executive
                                                           Vice
                                               President and Chief Financial
                                                          Officer

Date: May 11, 2001                                 /s/ Sherry A. Kellett
                                          By: _________________________________
                                                 Sherry A. Kellett, Senior
                                                      Executive Vice
                                                 President and Controller
                                              (Principal Accounting Officer)