Form 10-Q
period 2001-06-30
BB&T CORP
filed 2001-08-13
CIK 92230

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

                        For the quarterly period ended:

                                 JUNE 30, 2001

                        Commission file number: 1-10853

                               BB&T CORPORATION
            (Exact name of registrant as specified in its charter)

            North Carolina                           56-0939887
       (State of Incorporation)         (I.R.S. Employer Identification No.)

        200 West Second Street
     Winston-Salem, North Carolina                      27101
    (Address of Principal Executive                  (Zip Code)
               Offices)

                                (336) 733-2000
             (Registrant's Telephone Number, Including Area Code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

 At July 31, 2001, 424,136,157 shares of the registrant's common stock, $5 par value, were outstanding.

       This Form 10-Q has 35 pages. The Exhibit Index begins on page 31.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                BB&T CORPORATION

                                   FORM 10-Q

                                 June 30, 2001

                                     INDEX

                                                                                                 Page No.
                                                                                                 --------
Part I. FINANCIAL INFORMATION

 Item 1. Financial Statements (Unaudited).......................................................     2

         Consolidated Financial Statements......................................................     2

         Notes to Consolidated Financial Statements.............................................     6

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..    15

         Analysis of Financial Condition........................................................    15

         Market Risk Management.................................................................    19

         Capital Adequacy and Resources.........................................................    22

         Analysis of Results of Operations......................................................    23

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................    19

Part II. OTHER INFORMATION

 Item 1. Legal Proceedings......................................................................    30

 Item 4. Submission of Matters to a Vote of Security Holders....................................    30

 Item 6. Exhibits and Reports on Form 8-K.......................................................    31

SIGNATURES......................................................................................    35

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       BB&T CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                       June 30,     December
                                                         2001       31, 2000
                                                      -----------  -----------
                                                      (unaudited)
                       Assets
Cash and due from banks.............................. $ 1,448,252  $ 1,562,745
Interest-bearing deposits with banks.................     116,899       57,006
Federal funds sold and securities purchased under
 resale agreements or similar arrangements...........     193,022      263,706
Trading securities...................................     120,381       96,719
Securities available for sale........................  14,490,894   14,495,830
Securities held to maturity (approximate market
 values of $38,235 at June 30, 2001, and $89,440 at
 December 31, 2000)..................................      38,249       88,578
Loans held for sale..................................   1,685,185      846,830
Loans and leases, net of unearned income.............  42,869,163   41,679,591
  Allowance for loan and lease losses................    (588,926)    (550,599)
                                                      -----------  -----------
   Loans and leases, net.............................  42,280,237   41,128,992
                                                      -----------  -----------
Premises and equipment, net..........................     875,846      834,119
Other assets.........................................   3,484,804    3,200,608
                                                      -----------  -----------
    Total assets..................................... $64,733,769  $62,575,133
                                                      ===========  ===========
        Liabilities and Shareholders' Equity
Deposits:
  Noninterest-bearing deposits....................... $ 5,643,208  $ 5,480,778
  Savings and interest checking......................   2,421,322    2,580,923
  Money rate savings.................................  12,349,867   11,505,630
  Time deposits......................................  20,970,361   20,945,956
                                                      -----------  -----------
    Total deposits...................................  41,384,758   40,513,287
                                                      -----------  -----------
Short-term borrowed funds............................   5,553,996    7,139,003
Long-term debt.......................................  10,864,249    8,625,100
Accounts payable and other liabilities...............   1,488,974    1,263,909
                                                      -----------  -----------
    Total liabilities................................  59,291,977   57,541,299
                                                      -----------  -----------
Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares
   authorized, none issued and outstanding...........          --           --
  Common stock, $5 par, 1,000,000,000 shares
   authorized; issued and outstanding 424,987,963 at
   June 30, 2001, and 423,049,641 at December 31,
   2000..............................................   2,124,940    2,115,248
  Additional paid-in capital.........................     421,070      417,048
  Retained earnings..................................   2,655,397    2,408,383
  Unearned income and unvested restricted stock......      (4,600)      (7,071)
  Accumulated other comprehensive income, net of
   deferred income taxes of $160,285 at June 30, 2001
   and $69,618 at December 31, 2000..................     244,985      100,226
                                                      -----------  -----------
    Total shareholders' equity.......................   5,441,792    5,033,834
                                                      -----------  -----------
    Total liabilities and shareholders' equity....... $64,733,769  $62,575,133
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                                For the Three Months      For the Six Months
                                   Ended June 30,           Ended June 30,
                               -----------------------  -----------------------
                                  2001        2000         2001        2000
                               ----------- -----------  ----------- -----------
Interest Income
  Interest and fees on loans
   and leases................  $   913,376 $   905,644  $ 1,863,918 $ 1,763,684
  Interest and dividends on
   securities................      236,401     217,459      477,347     431,618
  Interest on short-term
   investments...............        3,619       6,088        8,451      12,357
                               ----------- -----------  ----------- -----------
   Total interest income.....    1,153,396   1,129,191    2,349,716   2,207,659
                               ----------- -----------  ----------- -----------
Interest Expense
  Interest on deposits.......      394,369     378,092      812,792     731,046
  Interest on short-term
   borrowed funds............       58,465     106,510      146,455     207,648
  Interest on long-term
   debt......................      152,050     104,890      300,288     195,926
                               ----------- -----------  ----------- -----------
   Total interest expense....      604,884     589,492    1,259,535   1,134,620
                               ----------- -----------  ----------- -----------
Net Interest Income..........      548,512     539,699    1,090,181   1,073,039
  Provision for loan and
   lease losses..............       43,898      29,076       84,924      56,526
                               ----------- -----------  ----------- -----------
Net Interest Income After
 Provision for Loan and Lease
 Losses......................      504,614     510,623    1,005,257   1,016,513
                               ----------- -----------  ----------- -----------
Noninterest Income
  Service charges on deposit
   accounts..................       83,893      67,788      159,372     131,056
  Investment banking and
   brokerage fees and
   commissions...............       42,584      41,653       85,930      87,585
  Mortgage banking income....       49,774      25,173       55,040      52,524
  Trust income...............       23,000      19,639       47,143      38,385
  Agency insurance
   commissions...............       42,796      32,579       82,261      64,118
  Other insurance
   commissions...............        3,444       3,785        6,194       7,145
  Other nondeposit fees and
   commissions...............       44,519      36,864       85,949      70,161
  Securities gains (losses),
   net.......................       16,777     (41,114)      88,771     (41,137)
  Other income...............       26,400      26,419       41,405      45,094
                               ----------- -----------  ----------- -----------
   Total noninterest income..      333,187     212,786      652,065     454,931
                               ----------- -----------  ----------- -----------
Noninterest Expense
  Personnel expense..........      274,303     241,798      540,746     485,951
  Occupancy and equipment
   expense...................       73,186      67,975      150,482     138,886
  Amortization of
   intangibles...............       17,729      15,774       34,967      31,530
  Other noninterest expense..      153,445     140,029      296,778     270,497
                               ----------- -----------  ----------- -----------
   Total noninterest
    expense..................      518,663     465,576    1,022,973     926,864
                               ----------- -----------  ----------- -----------
Earnings
  Income before income
   taxes.....................      319,138     257,833      634,349     544,580
  Provision for income
   taxes.....................       88,333      83,737      181,221     175,620
                               ----------- -----------  ----------- -----------
  Net income.................  $   230,805 $   174,096  $   453,128 $   368,960
                               =========== ===========  =========== ===========
Per Common Share
  Net income:
  Basic......................  $       .55 $       .41  $      1.08 $       .88
                               =========== ===========  =========== ===========
  Diluted....................  $       .54 $       .41  $      1.06 $       .87
                               =========== ===========  =========== ===========
  Cash dividends paid........  $       .23 $       .20  $       .46 $       .40
                               =========== ===========  =========== ===========
Average Shares Outstanding
  Basic......................  420,692,786 421,190,364  421,294,032 420,911,258
                               =========== ===========  =========== ===========
  Diluted....................  426,623,357 426,399,394  427,515,463 425,867,326
                               =========== ===========  =========== ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)
                             (Dollars in thousands)

                                                                           Accumulated
                           Shares of               Additional  Retailed       Other         Total
                            Common       Common     Paid-In    Earnings   Comprehensive Shareholders'
                             Stock       Stock      Capital   and Other*     Income        Equity
                          -----------  ----------  ---------- ----------  ------------- -------------
Balance, December 31,
 1999, as restated......  419,772,712  $2,098,864   $388,670  $2,124,271    $(322,336)   $4,289,469
Add (Deduct)
 Other comprehensive
  income:
 Net income.............           --          --         --     368,960           --       368,960
  Unrealized holding
   gains (losses)
   arising during the
   period...............           --          --         --          --      (20,400)      (20,400)
  Less: reclassification
   adjustment, net of
   tax of ($14,398).....           --          --         --          --      (26,739)      (26,739)
                          -----------  ----------   --------  ----------    ---------    ----------
 Net unrealized gains
  (losses) on
  securities............           --          --         --          --        6,339         6,339
                          -----------  ----------   --------  ----------    ---------    ----------
 Total other
  comprehensive income..           --          --         --     368,960        6,339       375,299
                          -----------  ----------   --------  ----------    ---------    ----------
 Common stock issued....    1,930,611       9,653     30,212          --           --        39,865
 Redemption of common
  stock.................     (344,000)     (1,720)    (7,335)         --           --        (9,055)
 Cash dividends declared
  on common stock.......           --          --         --    (180,621)          --      (180,621)
 Other..................           --          --         --      (1,574)          --        (1,574)
                          -----------  ----------   --------  ----------    ---------    ----------
Balance, June 30, 2000..  421,359,323  $2,106,797   $411,547  $2,311,036    $(315,997)   $4,513,383
                          ===========  ==========   ========  ==========    =========    ==========
Balance, December 31,
 2000, as restated......  423,049,641  $2,115,248   $417,048  $2,401,312    $ 100,226    $5,033,834
Add (Deduct)
 Other comprehensive
  income:
 Net income.............           --          --         --     453,128           --       453,128
  Unrealized holding
   gains (losses)
   arising during the
   period...............           --          --         --          --      197,644       197,644
  Less: reclassification
   adjustment, net of
   tax of $31,070.......           --          --         --          --       57,701        57,701
                          -----------  ----------   --------  ----------    ---------    ----------
 Net unrealized gains
  (losses) on
  securities............           --          --         --          --      139,943       139,943
 Unrecognized gain on
  cash flow hedge, net
  of tax of $2,593......           --          --         --          --        4,816         4,816
                          -----------  ----------   --------  ----------    ---------    ----------
 Total other
  comprehensive income..           --          --         --     453,128      144,759       597,887
                          -----------  ----------   --------  ----------    ---------    ----------
 Common stock issued....   10,683,122      53,416    259,817          --           --       313,233
 Redemption of common
  stock.................   (8,744,800)    (43,724)  (272,203)         --           --      (315,927)
 Cash dividends declared
  on common stock.......           --          --         --    (206,596)          --      (206,596)
 Other..................           --          --     16,408       2,953           --        19,361
                          -----------  ----------   --------  ----------    ---------    ----------
Balance, June 30, 2001..  424,987,963  $2,124,940   $421,070  $2,650,797    $ 244,985    $5,441,792
                          ===========  ==========   ========  ==========    =========    ==========

--------
*  Other includes unearned income and unvested restricted stock.

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)
                             (Dollars in thousands)

                                                            2001        2000
                                                         ----------  ----------
 Cash Flows From Operating Activities:
 Net income...........................................   $  453,128  $  368,960
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan and lease losses.................       84,924      56,526
  Depreciation of premises and equipment..............       56,034      47,684
  Amortization of intangibles.........................       34,967      31,530
  Accretion of negative goodwill......................       (3,121)     (3,122)
  Amortization of unearned stock compensation.........        7,287       3,278
  Discount accretion and premium amortization on
   securities, net....................................       (3,354)     (2,338)
  Net decrease (increase) in trading account
   securities.........................................      (23,662)    (34,123)
  Loss (gain) on sales of securities, net.............      (88,771)    (41,137)
  Loss (gain) on disposals of premises and equipment,
   net................................................       (6,182)      2,621
  Proceeds from sales of loans held for sale..........    3,243,488     922,182
  Purchases of loans held for sale....................   (1,014,445)   (250,245)
  Origination of loans held for sale, net of principal
   collected..........................................   (3,038,973)   (568,658)
  Decrease (increase) in:
   Accrued interest receivable........................       23,297     (49,093)
   Other assets.......................................      706,306    (266,949)
  Increase (decrease) in:
   Accrued interest payable...........................      (26,634)      3,450
   Accounts payable and other liabilities.............      151,567     200,340
  Other, net..........................................      (26,611)      2,758
                                                         ----------  ----------
   Net cash provided by (used in) operating
    activities........................................      529,245     423,664
                                                         ----------  ----------
 Cash Flows From Investing Activities:
  Proceeds from sales of securities available for
   sale...............................................      668,832   1,113,803
  Proceeds from maturities, calls and paydowns of
   securities available for sale......................      874,068   1,238,120
  Purchases of securities available for sale..........   (1,026,880) (2,047,693)
  Proceeds from maturities, calls and paydowns of
   securities held to maturity........................        1,100      44,559
  Purchases of securities held to maturity............       (4,510)     (6,715)
  Leases made to customers............................      (68,499)    (61,827)
  Principal collected on leases.......................       51,119      45,068
  Loan originations, net of principal collected.......   (1,207,219) (2,455,538)
  Purchases of loans..................................      (66,200)   (273,386)
  Net cash acquired (paid) in transactions accounted
   for under the purchase method......................      109,000     (12,611)
  Purchases and originations of mortgage servicing
   rights.............................................     (102,945)    (11,842)
  Proceeds from disposals of premises and equipment...       10,168       6,996
  Purchases of premises and equipment.................      (95,045)    (59,398)
  Proceeds from sales of foreclosed property..........       21,213      13,183
  Proceeds from sales of other real estate held for
   development or sale................................        3,688       1,033
  Other, net..........................................           --        (210)
                                                         ----------  ----------
   Net cash used in (provided by) investing
    activities........................................     (832,110) (2,466,458)
                                                         ==========  ==========
 Cash Flows From Financing Activities:
  Net increase (decrease) in deposits.................       53,751   2,328,657
  Net increase (decrease) in short-term borrowed
   funds..............................................   (1,585,007) (1,597,629)
  Proceeds from long-term debt........................    2,576,795   4,570,457
  Repayments of long-term debt........................     (390,969) (3,296,670)
  Net proceeds from common stock issued...............       28,872      11,572
  Redemption of common stock..........................     (315,927)     (9,055)
  Cash dividends paid on common stock.................     (189,934)   (158,103)
  Other, net..........................................           --      (6,133)
                                                         ----------  ----------
   Net cash provided by (used in) financing
    activities........................................      177,581   1,843,096
                                                         ==========  ==========
 Net Increase (Decrease) in Cash and Cash
  Equivalents.........................................     (125,284)   (199,698)
 Cash and Cash Equivalents at Beginning of Period.....    1,883,457   2,134,481
                                                         ----------  ----------
 Cash and Cash Equivalents at End of Period...........   $1,758,173  $1,934,783
                                                         ==========  ==========
 Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest...........................................   $1,202,242  $1,014,705
   Income taxes.......................................       22,369      74,497
 Noncash financing and investing activities:
   Transfer of securities held to maturity to
    available for sale................................       53,739      21,445
   Transfer of loans to foreclosed property...........       19,793      13,561
   Transfer of other real estate owned to fixed
    assets............................................          143       3,616
   Transfer of fixed assets to other real estate
    owned.............................................        4,413         735
   Tax benefit from exercise of stock options.........       12,967       3,088
   Securitization of mortgage loans...................      122,616     493,269

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001
                                  (Unaudited)

A. Basis of Presentation

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries (referred to herein as "BB&T", "the Corporation" or "the Company") as of June 30, 2001, and December 31, 2000; the consolidated statements of income for the three and six months ended June 30, 2001 and 2000; the consolidated statements of changes in shareholders' equity for the six months ended June 30, 2001 and 2000; and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000.

   The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T's 2000 Annual Report on Form 10-K, as restated in BB&T's Current Report on Form 8-K filed on July 25, 2001, amended on July 27, 2001, should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2000 financial statements have been reclassified to conform to the 2001 statement presentation. Such reclassifications had no effect on shareholders' equity or net income.

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

B. Nature of Operations

   BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its commercial banking subsidiaries which do business in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama and Washington, D.C. BB&T's principal banking subsidiaries, Branch Banking and Trust Company ("BB&T-NC"), Branch Banking

                       BB&T CORPORATION AND SUBSIDIARIES

                                 June 30, 2001
                                  (Unaudited)

and Trust Company of South Carolina ("BB&T-SC") and Branch Banking and Trust Company of Virginia ("BB&T-VA"), provide a wide range of traditional banking services to individuals and commercial customers. At June 30, 2001, BB&T was the parent company for 16 subsidiary banks acquired through mergers with BankFirst Corporation, FirstSpartan Financial Corp., Century South Banks, Inc. and Virginia Capital Bancshares, Inc. These banks are expected to be merged with and into BB&T-NC, BB&T-SC or BB&T-VA, as appropriate, based on the location of their operations. Substantially all of BB&T's loans are to individuals residing in the market areas described above or to businesses that are located in this geographic area. Subsidiaries of BB&T's commercial banking units offer lease financing to commercial businesses and municipal governments, investment services (including discount brokerage services, annuities, mutual funds and government and municipal bonds), life insurance and property and casualty insurance on an agency basis and insurance premium financing. Direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, investment banking and corporate finance services.

C. New Accounting Pronouncements

   The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. SFAS No. 133 established accounting and reporting standards that require every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In conjunction with the adoption of SFAS No. 133, BB&T recorded a transition adjustment of $7.9 million, after taxes, to accumulated other comprehensive income on January 1, 2001. There was no material impact on net income at the date of adoption. Substantially all of the transition adjustment is expected to be reversed into net income during 2001.

   The notional amount of derivative financial instruments held by BB&T at June 30, 2001, was $3.4 billion with unrealized net gains of $8.7 million, compared to a total notional value of $2.2 billion with unrealized net losses of $12.3 million at December 31, 2000. The transition adjustment and second quarter 2001 impact of the statement are based on the interpretive guidance issued thus far by the Financial Accounting Standards Board ("FASB"). However, the FASB continues to issue guidance that could affect BB&T's application of the statement and require adjustments to the transition amount or amounts and disclosures in the consolidated financial statements. See "Derivative Financial Instruments" herein for additional disclosures related to the adoption of SFAS No. 133.

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

                       BB&T CORPORATION AND SUBSIDIARIES

                                 June 30, 2001
                                  (Unaudited)

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, " Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of the Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. This method requires the accounts of an acquired institution to be included with the acquirer's accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill. The Statement also requires that the assets of an acquired institution be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior period information for the accounts of the acquired institution. BB&T has historically been a frequent acquirer and has used both the pooling-of-interests and purchase methods of accounting. Following the adoption of the Statement, BB&T will account for all future acquisitions using the purchase method.

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Statement eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring the assets be tested at least annually for impairment based on the specific guidance in the Statement. BB&T will adopt the provisions of the Statement effective January 1, 2002, as required, and apply the provisions of the Statement to all goodwill and other intangible assets recognized in the financial statements. The Statement requires a transition impairment test of goodwill and other intangibles in conjunction with the initial application of the Statement. Any resulting impairment loss will be reflected as a change in accounting principle. As of June 30, 2001, BB&T had unamortized goodwill totaling $795.2 million, unamortized other intangible assets of $14.8 million, and unamortized negative goodwill of $11.1 million, all of which will be subject to the transition provisions of Statement Nos. 141 and 142. Amortization expense related to goodwill was $62.9 million and $35.0 million for the year ended December 31, 2000, and the six months ended June 30, 2001, respectively. Management has not yet determined the impact of adopting SFAS No. 142, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                       BB&T CORPORATION AND SUBSIDIARIES

                                 June 30, 2001
                                  (Unaudited)


D. Mergers and Acquisitions

   The following table presents summary information with respect to mergers and acquisitions completed by BB&T Corporation during 2000 and thus far during 2001:

                 Summary of Completed Mergers and Acquisitions
                             (Dollars in millions)

                                                                                                                  Goodwill
     Date of                                                                           Accounting   Goodwill    Amortization
   Acquisition             Acquired Company             Headquarters     Total Assets    Method     Recorded       Period
   -----------     --------------------------------- ------------------ -------------- ---------- ------------- ------------
  June 27, 2001    Virginia Capital Bancshares, Inc. Fredericksburg, VA $532.7 million  Purchase  $15.2 million   15 years
   June 7, 2001        Century South Banks, Inc.       Alpharetta, GA      1.7 billion  Pooling             N/A        N/A
  March 2, 2001      FirstSpartan Financial Corp.     Spartanburg, SC    591.0 million  Purchase   42.0 million   15 years
 January 8, 2001              FCNB Corp.               Frederick, MD       1.6 billion  Pooling             N/A        N/A
----------------------------------------------------------------------------------------------------------------------------
   December 27,
       2000              BankFirst Corporation         Knoxville, TN    $929.5 million  Purchase  $71.0 million   15 years
   November 15,
       2000              Edgar M. Norris & Co.         Greenville, SC      3.7 million  Purchase            N/A        N/A
  September 29,
       2000             Laureate Capital Corp.         Charlotte, NC      13.8 million  Purchase            N/A        N/A
   July 6, 2000        One Valley Bancorp, Inc.      Charleston, W.Va.     6.4 billion  Pooling             N/A        N/A
  June 15, 2000        First Banking Company of
                           Southeast Georgia           Statesboro, GA    420.0 million  Pooling             N/A        N/A
  June 13, 2000        Hardwick Holding Company          Dalton, GA      507.2 million  Pooling             N/A        N/A
 January 13, 2000      Premier Bancshares, Inc.         Atlanta, GA        2.0 billion  Pooling             N/A        N/A
                   BB&T Common
                      Shares
                    Issued to
     Date of         Complete
   Acquisition     Transaction
   -----------     ------------
  June 27, 2001     4.7 million
   June 7, 2001    12.7 million
  March 2, 2001     3.8 million
 January 8, 2001    8.7 million
----------------------------------------------------------------------------------------------------------------------------
   December 27,
       2000         5.3 million
   November 15,
       2000                 N/A
  September 29,
       2000                 N/A
   July 6, 2000    43.1 million
  June 15, 2000
                    4.1 million
  June 13, 2000     3.9 million
 January 13, 2000  16.8 million

N/A--Not applicable or terms not disclosed.

   The table above does not include mergers and acquisitions of acquired companies prior to their acquisition by BB&T or insurance agency acquisitions, which are summarized below.

   During the six months ended June 30, 2001, BB&T acquired two insurance agencies that were accounted for as purchases. In conjunction with these two transactions, BB&T issued approximately 229,000 shares of common stock and recorded $7.7 million in goodwill, which is being amortized using the straight-line method over 15 years. BB&T acquired six insurance agencies during 2000, which were accounted for as purchases. In conjunction with these 2000 transactions, BB&T issued 1.4 million shares of common stock and recorded $38.9 million in goodwill, which is being amortized using the straight-line method over 15 years.

   BB&T typically provides an allocation period, not to exceed one year, to identify and quantify the assets acquired and liabilities assumed in business combinations accounted for as purchases. Management currently does not anticipate any material adjustments to the assigned values of the assets and liabilities of acquired companies.

 Pending Mergers and Acquisitions

   On January 24, 2001, BB&T announced plans to merge with F&M National Corporation ("F&M") of Winchester, Virginia. F&M has $4 billion in assets and operates 163 banking offices, 13 mortgage banking offices, three trust offices and six insurance agencies. Shareholders of F&M will receive 1.09 shares of BB&T common stock in exchange for each share of F&M common stock held. The transaction, which was accounted for as a pooling of interests, closed on August 9, 2001.

   On July 10, 2001, BB&T announced plans to acquire Community First Banking Company ("CFBC") of Carrollton, Georgia. CFBC has $548.1 million in assets and operates nine banking offices, a consumer finance company, an insurance

                       BB&T CORPORATION AND SUBSIDIARIES

                                 June 30, 2001
                                  (Unaudited)

agency and a full-service brokerage subsidiary. Shareholders of CFBC will receive .98 shares of BB&T common stock in exchange for each share of CFBC common stock held. The transaction, which is expected to be accounted for as a purchase, is planned for completion in the fourth quarter of 2001.

E. Calculation of Earnings Per Common Share

   BB&T's basic and diluted earnings per common share amounts were calculated as follows:

                       BB&T CORPORATION AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                         For the Periods as Indicated

                                For the Three Months     For the Six Months
                                   Ended June 30,          Ended June 30,
                               ----------------------- -----------------------
                                  2001        2000        2001        2000
                               ----------- ----------- ----------- -----------
                                (Dollars in thousands, except per share data)
Basic Earnings Per Share:
Weighted average number of
 common shares outstanding
 during the period............ 420,692,786 421,190,364 421,294,032 420,911,258
                               ----------- ----------- ----------- -----------
Net income.................... $   230,805 $   174,096 $   453,128 $   368,960
                               ----------- ----------- ----------- -----------
Basic earnings per share...... $       .55 $       .41 $      1.08 $       .88
                               =========== =========== =========== ===========
Diluted Earnings Per Share:
Weighted average number of
 common shares................ 420,692,786 421,190,364 421,294,032 420,911,258
Add:
  Dilutive effect of
   outstanding options (as
   determined by application
   of treasury stock method)..   5,930,571   5,209,030   6,221,431   4,956,068
                               ----------- ----------- ----------- -----------
Weighted average number of
 common shares, as adjusted... 426,623,357 426,399,394 427,515,463 425,867,326
                               ----------- ----------- ----------- -----------
Net income.................... $   230,805 $   174,096 $   453,128 $   368,960
                               =========== =========== =========== ===========
Diluted earnings per share.... $       .54 $       .41 $      1.06 $       .87
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

                       BB&T CORPORATION AND SUBSIDIARIES

                                 June 30, 2001
                                  (Unaudited)

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

   Please refer to BB&T's Annual Report on Form 10-K, as restated in BB&T's Current Report on Form 8-K, filed on July 25, 2001, and amended on July 27, 2001, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables. There have been no significant changes from the methods used to develop the segment disclosures contained therein.

                       BB&T CORPORATION AND SUBSIDIARIES

                                 June 30, 2001
                                  (Unaudited)

  The following tables disclose selected financial information for BB&T's reportable business segments for the periods as indicated:

                               BB&T Corporation

                              Reportable Segments
               For the Three Months Ended June 30, 2001 and 2000

                                                                                                        Investment
                                                                                                        Banking and
                      Banking Network       Mortgage Banking      Trust Services    Agency Insurance     Brokerage
                  ----------------------- ----------------------  ----------------  ---------------- -----------------
                     2001        2000        2001        2000      2001     2000      2001    2000     2001     2000
                  ----------- ----------- ----------  ----------  -------  -------  -------- ------- -------- --------
                                                                                          (Dollars in thousands)
Net interest
income (expense)
from external
customers.......  $   332,870 $   423,137 $  153,116  $  115,083  $(9,086) $(9,752) $    303 $     9 $  2,295 $ 2 ,982
Net intersegment
interest income
(expense).......      167,279     117,317   (118,117)    (91,391)  12,367   13,298        --      --       --       --
                  ----------- ----------- ----------  ----------  -------  -------  -------- ------- -------- --------
Net interest
income..........      500,149     540,454     34,999      23,692    3,281    3,546       303       9    2,295    2,982
                  ----------- ----------- ----------  ----------  -------  -------  -------- ------- -------- --------
Provision for
loan and lease
losses..........       47,995      35,556        819         675       --       --        --      --       --       --
Noninterest
income from
external
customers.......      126,646      68,600     43,351       6,933   24,288   12,629    41,218  23,025   46,319   41,516
Intersegment
noninterest
income..........       55,162      31,459         --          --       --       --        --      --       --       --
Noninterest
expense.........      259,939     262,009     14,109       1,000   13,767    9,255    29,495  16,384   46,624   40,780
Intersegment
noninterest
expense.........      129,037      82,237      6,235       4,787      776      871     1,057   1,025      380      378
                  ----------- ----------- ----------  ----------  -------  -------  -------- ------- -------- --------
Income before
income taxes....      244,986     260,711     57,187      24,163   13,026    6,049    10,969   5,625    1,610    3,340
Provision for
income taxes....       73,225      77,863     16,238       6,371    4,602    2,008     4,321   2,241    1,439    1,728
                  ----------- ----------- ----------  ----------  -------  -------  -------- ------- -------- --------
Net income......  $   171,761 $   182,848 $   40,949  $   17,792  $ 8,424  $ 4,041  $  6,648 $ 3,384 $    171 $  1,612
                  =========== =========== ==========  ==========  =======  =======  ======== ======= ======== ========
Identifiable
segment assets..  $35,482,959 $37,653,222 $8,511,201  $6,074,890  $50,404  $31,367  $112,581 $76,974 $658,067 $673,325
                  =========== =========== ==========  ==========  =======  =======  ======== ======= ======== ========
                         Treasury         All Other Segments(1)     Total Segments
                  ----------------------- --------------------- -----------------------
                     2001        2000        2001       2000       2001        2000
                  ----------- ----------- ---------- ---------- ----------- -----------
Net interest
income (expense)
from external
customers.......  $    47,746 $    20,210 $   70,587 $   90,989 $   597,831 $   642,658
Net intersegment
interest income
(expense).......        8,806      19,091         --         --      70,335      58,315
                  ----------- ----------- ---------- ---------- ----------- -----------
Net interest
income..........       56,552      39,301    70, 587     90,989     668,166     700,973
                  ----------- ----------- ---------- ---------- ----------- -----------
Provision for
loan and lease
losses..........           34          31     16,390     13,693      65,238      49,955
Noninterest
income from
external
customers.......        9,331       7,105     23,088     52,959     314,241     212,767
Intersegment
noninterest
income..........           --          --         --         --      55,162      31,459
Noninterest
expense.........        1,783       1,833     22,681     25,125     388,398     356,386
Intersegment
noninterest
expense.........          486         138      2,850      3,780     140,821      93,216
                  ----------- ----------- ---------- ---------- ----------- -----------
Income before
income taxes....       63,580     44 ,404     51,754    101,350     443,112     445,642
Provision for
income taxes....       16,977      12,701     4 ,612     29,093     121,414     132,005
                  ----------- ----------- ---------- ---------- ----------- -----------
Net income......  $    46,603 $    31,703 $   47,142 $   72,257 $   321,698 $   313,637
                  =========== =========== ========== ========== =========== ===========
Identifiable
segment assets..  $19,304,014 $14,266,529 $4,212,077 $3,017,242 $68,331,303 $61,793,549
                  =========== =========== ========== ========== =========== ===========

----
(1) Financial data from segments below the quantitative thresholds requiring disclosure are attributable to nonbank consumer finance operations, factoring, commercial lawn care equipment financing, leasing and other smaller subsidiaries.

                       BB&T CORPORATION AND SUBSIDIARIES

                                 June 30, 2001
                                  (Unaudited)

                               BB&T Corporation

                              Reportable Segments
                For the Six Months Ended June 30, 2001 and 2000

                                                                                                          Investment
                                                                                                          Banking and
                      Banking Network       Mortgage Banking       Trust Services     Agency Insurance     Brokerage
                  ----------------------- ----------------------  ------------------  ---------------- -----------------
                     2001        2000        2001        2000       2001      2000      2001    2000     2001     2000
                  ----------- ----------- ----------  ----------  --------  --------  -------- ------- -------- --------
                                                                                           (Dollars in thousands)
Net interest
income (expense)
from external
customers.......  $   669,146 $   797,972 $  299,831  $  224,176  $(19,007) $(19,252) $    327 $    -- $  4,667 $  6,030
Net intersegment
interest income
(expense).......      314,394     211,448   (231,066)   (165,199)   25,260    25,855        --      --       --       --
                  ----------- ----------- ----------  ----------  --------  --------  -------- ------- -------- --------
Net interest
income..........      983,540   1,009,420     68,765      58,977     6,253     6,603       327      --    4,667    6,030
                  ----------- ----------- ----------  ----------  --------  --------  -------- ------- -------- --------
Provision for
loan and lease
losses..........       88,359      66,542      1,519       1,380        --        --        --      --       --       --
Noninterest
income from
external
customers.......      239,352     189,986     47,785      35,653    48,861    32,185    79,509  53,458   89,253   85,999
Intersegment
noninterest
income..........       93,577      56,324         --          --        --        --        --      --       --       --
Noninterest
expense.........      473,012     512,120     32,792      22,453    29,115    22,032    59,631  38,030   88,847   84,531
Intersegment
noninterest
expense.........      243,707     155,423     13,052      10,484     1,551     1,814     2,114   2,049      761      752
                  ----------- ----------- ----------  ----------  --------  --------  -------- ------- -------- --------
Income before
income taxes....      511,391     521,645     69,187      60,313    24,448    14,942    18,091  13,379    4,312    6,746
Provision for
income taxes....      142,668     161,988     20,297      18,599     6,802     5,023     7,167   5,310    2,487    3,299
                  ----------- ----------- ----------  ----------  --------  --------  -------- ------- -------- --------
Net income......  $   368,723 $   359,657 $   48,890  $   41,714  $ 17,646  $  9,919  $ 10,924 $ 8,069 $  1,825 $  3,447
                  =========== =========== ==========  ==========  ========  ========  ======== ======= ======== ========
Identifiable
segment assets..  $35,482,959 $37,653,222 $8,511,201  $6,074,890  $ 50,404  $ 31,367  $112,581 $76,974 $658,067 $673,325
                  =========== =========== ==========  ==========  ========  ========  ======== ======= ======== ========
                         Treasury         All Other Segments(1)     Total Segments
                  ----------------------- --------------------- -----------------------
                     2001        2000        2001       2000       2001        2000
                  ----------- ----------- ---------- ---------- ----------- -----------
Net interest
income (expense)
from external
customers.......  $    80,787 $    45,938 $  141,546 $  128,034 $ 1,177,297 $ 1,182,898
Net intersegment
interest income
(expense).......       21,838      33,686         --         --     130,426     105,790
                  ----------- ----------- ---------- ---------- ----------- -----------
Net interest
income..........      102,625      79,624    141,546    128,034   1,307,723   1,288,688
                  ----------- ----------- ---------- ---------- ----------- -----------
Provision for
loan and lease
losses..........           67          61     29,006     19,482     118,951      87,465
Noninterest
income from
external
customers.......       15,730      13,231     63,504     61,786     583,994     472,298
Intersegment
noninterest
income..........           --          --         --         --      93,577      56,324
Noninterest
expense.........       3, 553       2,588     50,777     41,706     737,727     723,460
Intersegment
noninterest
expense.........          972         276      5,700     4 ,456     267,857     175,254
                  ----------- ----------- ---------- ---------- ----------- -----------
Income before
income taxes....      113,763      89,930    119,567    124,176     860,759     831,131
Provision for
income taxes....       27,391      20,299     14,710     36,573     221,522     251,091
                  ----------- ----------- ---------- ---------- ----------- -----------
Net income......  $    86,372 $    69,631 $  104,857 $   87,603 $   639,237 $   580,040
                  =========== =========== ========== ========== =========== ===========
Identifiable
segment assets..  $19,304,014 $14,266,529 $4,212,077 $3,017,242 $68,331,303 $61,793,549
                  =========== =========== ========== ========== =========== ===========

----
(1) Financial data from segments below the quantitative thresholds requiring disclosure are attributable to nonbank consumer finance operations, factoring, commercial lawn care equipment financing, leasing and other smaller subsidiaries.

                       BB&T CORPORATION AND SUBSIDIARIES

                                 June 30, 2001
                                  (Unaudited)


   The following table presents a reconciliation of total segment results to consolidated results:

                               For the Three Months      For the Six Months
                                  Ended June 30,           Ended June 30,
                             -------------------------  ----------------------
                                 2001         2000         2001        2000
                             ------------  -----------  ----------  ----------
Net Interest Income
  Net interest income from
   segments................. $    668,166  $   700,973  $1,307,723  $1,288,688
  Other net interest
   income(1)................       33,629       34,674      69,720      55,523
  Elimination of net
   intersegment interest
   income(2)................     (153,283)    (195,948)   (287,262)   (271,172)
                             ------------  -----------  ----------  ----------
    Consolidated net
     interest income........ $    548,512  $   539,699  $1,090,181  $1,073,039
                             ============  ===========  ==========  ==========
Net income
  Net income from segments.. $    321,698  $   313,637  $  639,237  $  580,040
  Other net income
   (loss)(1)................      335,208       45,590     333,129      13,837
  Elimination of
   intersegment net
   income(2)................     (426,101)    (185,131)   (519,238)   (224,917)
                             ------------  -----------  ----------  ----------
    Consolidated net
     income................. $    230,805  $   174,096  $  453,128  $  368,960
                             ============  ===========  ==========  ==========

                               June 30,     June 30,
                                 2001         2000
                             ------------  -----------
Total Assets
  Total assets from
   segments................. $ 68,331,303  $61,793,549
  Other assets(1)...........    9,824,948    2,591,720
  Elimination of
   intersegment assets(2)...  (13,422,482)  (6,147,182)
                             ------------  -----------
    Consolidated total
     assets................. $ 64,733,769  $58,238,087
                             ============  ===========

--------
(1) Other net interest income, other net income (loss) and other assets include amounts associated with BB&T's support functions not allocated to the various reportable segments.
(2) BB&T's reconciliation of total segment results to consolidated results requires the elimination of internal management accounting practices. These adjustments include the elimination of funds transfer pricing credits and charges and the elimination of intersegment noninterest income and noninterest expense, which are allocated to the various segments using BB&T's internal accounting methods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF FINANCIAL CONDITION

   BB&T's total assets at June 30, 2001, were $64.7 billion, a $2.2 billion, or 3.4%, increase from December 31, 2000. The asset category that produced the majority of the increase was loans and leases, including loans held for sale, which grew $2.0 billion, or 4.8%.

   Total deposits at June 30, 2001, increased $871.5 million, or 2.2%, from December 31, 2000. Short-term borrowed funds declined $1.6 billion, or 22.2%, while long-term debt increased $2.2 billion, or 26.0%, during the first six months of 2001. Total shareholders' equity increased $408.0 million, or 8.1%, during the same time frame.

   The factors causing the fluctuations in the major balance sheet categories are further discussed in the following sections.

Loans and Leases

   BB&T had strong loan growth during the second quarter and first six months of 2001 compared to the previous year. Average total loans for the quarter ended June 30, 2001, increased 12.0% compared to the same period of 2000. Average total loans for the six months ended June 30 were $43.5 billion, or 12.2% greater than the average for the first six months of 2000.

   Management continues to emphasize commercial lending in order to improve the profitability of the overall loan portfolio. As a result, BB&T has become the leading small business lender in the Carolinas. BB&T is a frequent acquirer of community banks and thrift institutions, which results in a significant percentage of the consolidated loan portfolio being composed of mortgage loans. Additionally, BB&T is the largest originator of mortgage loans in the Carolinas, with second quarter 2001 originations totaling $2.7 billion. On a relative basis, mortgage loans are less profitable than commercial or consumer loans. For this reason, management utilizes securitization programs and sells fixed-rate mortgage loans to improve the profitability of the overall loan portfolio. However, due to the low interest rate environment and resulting high volumes of mortgage loan originations and the inventory of mortgage loans held for sale, the mix of loans in the portfolio was very similar to that of one year ago. Average mortgage loans increased 12.3% during the first six months of 2001 compared to the same period of 2000 and represented 19.6% of average total loans and leases at June 30, 2001, compared to 19.6% a year ago. Average commercial loans, including lease receivables, increased 14.4% during the first six months of 2001, and now compose 53.9% of the loan portfolio compared to 52.9% in the second quarter of 2000. Average consumer loans, which include sales finance, revolving credit and direct retail, increased 7.9% for the six months ended June 30, 2001, compared to the same period in 2000 and compose the remaining 26.5% of average loans, as compared to 27.5% for the same period in 2000.

   These trends are also evident in the second quarter of 2001. For the second quarter of 2001, average loans totaled $44.0 billion, an increase of $4.7 billion, or 12.0%, compared to the second quarter of 2000. Average commercial loans and leases increased 13.5% in the second quarter of 2001 to a total of $23.6 billion, an increase of $2.8 billion, compared to the second quarter of 2000; average consumer loans increased 6.9% in the second quarter of 2001 to a total of $11.6 billion, an increase of $747.1 million, compared to the second quarter of 2000; and average mortgage loans increased 15.1% in the second quarter of 2001 to a total of $8.8 billion, an increase of $1.2 billion, compared to the second quarter of 2000.

   The growth rates of average loans are affected by loan portfolios held by companies that were acquired in purchase transactions during the last six months of 2000 and the first six months of 2001. The securitization of $984.5 million of mortgage loans during 2000 and $122.6 million thus far in 2001 also affected the reported growth in average mortgage loans. During the first six months of 2001, loans totaling $502.3 million and $451.9 million were acquired through the purchase of FirstSpartan Financial Corp. ("FirstSpartan") and Virginia Capital Bancshares, Inc. ("VCAP"), respectively. Excluding the effect of purchase accounting transactions completed during 2000 and 2001 and mortgage loan securitizations, average "internal" loan growth for the three months ended June 30, 2001, was 11.0% compared to the second quarter of 2000. By category, excluding the effects of purchase accounting transactions and loan securitizations, average mortgage loans, including loans held for sale, increased 19.9%, commercial loans and leases grew 10.8%, and consumer loans increased 4.3% in the second quarter of 2001 compared to the same period of 2000.

   The average annualized fully taxable equivalent ("FTE") yields on commercial, consumer and mortgage loans for the first six months of 2001 were 8.83%, 10.01%, and 7.50%, respectively, resulting in an average annualized yield on the total loan portfolio of 8.88%. This reflects a decrease of 33 basis points over the 9.21% annualized yield on total average loans during the first six months of 2000. The decrease in yields resulted from a lower average prime rate during 2001, as well as generally lower interest rates produced by aggressive action from the Federal Reserve Board during 2001. During 2001, the Federal Reserve has reduced the target Federal funds rate six times for a total of 2.75%, with reductions of 1.25% occurring in the second quarter. As a result of the Federal Reserve Board's actions, the average prime rate, which is the basis for pricing many commercial and consumer loans, declined to 7.34% during the three months ended June 30, 2001, compared to 9.25% for the comparable period of 2000. For the first half of 2001, the prime rate averaged 7.98%, compared to 8.97% during the first six months of 2000. The growth in the overall loan portfolio and the decrease in the yield of the portfolio, from 9.33% in the second quarter and 9.21% in the first six months of 2000 to 8.59% in the second quarter and 8.88% in the first half of 2001, resulted in a relatively flat effect on interest income from loans and leases in the current quarter and a 5.7% increase in interest income from loans and leases during the first six months of 2001 compared to the 2000 periods.

Securities

   Securities available for sale totaled $14.5 billion at June 30, 2001, a decrease of $4.9 million from December 31, 2000. Securities available for sale had net unrealized gains, net of deferred income taxes, of $240.2 million at June 30, 2001, compared to net unrealized gains, net of deferred income taxes, of $100.2 million at December 31, 2000. Securities held to maturity totaled $38.2 million, down $50.3 million, or 56.8%, from year-end 2000. Trading securities totaled $120.4 million, an increase of $23.7 million, or 24.5%, compared to the balance at December 31, 2000.

   Average total securities for the first six months amounted to $14.5 billion, up 3.2% from the average during the first half of 2000. For the second quarter of 2001, average securities totaled $14.4 billion, or 2.5% higher than the average balance for the second quarter of 2000.

   The mix of the investment portfolio has changed significantly during 2001 compared to 2000. This change is a result of a restructuring of the securities portfolio in the second and third quarters of 2000. The restructuring was undertaken in order to improve the overall yield of the portfolio, improve the liquidity, and reduce the average duration of the portfolio. As part of the restructuring, BB&T sold $5.9 billion in securities and reinvested the proceeds in higher yielding securities, primarily U.S. Government securities. At June 30, 2001, average U.S. Government securities composed 72.4% of the total portfolio compared to 58.8% in 2000. Mortgage-backed securities composed 19.7% at June 30, 2001, and state and municipal securities made up 7.0%, compared to 32.9% and 7.5%, respectively, in 2000.

   The annualized FTE yield on the average total securities portfolio for the first half of 2001 was 7.26%, an increase of 57 basis points from the yield earned in the first half of 2000. This increase resulted primarily from the restructuring of the securities portfolio.

Other Interest Earning Assets

   Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $193.0 million at June 30, 2001, a decrease of $70.7 million, or 26.8%, compared to December 31, 2000. Interest-bearing deposits with banks increased $59.9 million from December 31, 2000. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets for the first six months of 2001 was 5.22%, a decrease from the 6.25% earned during the first six months of 2000. The decrease in the yield on other interest-earning assets is principally the result of the decrease in the average Federal funds rate from 5.98% for the first six months of 2000 to 4.96% for the first six months of 2001.

Other Assets

   BB&T's other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $284.2 million from December 31, 2000, to June 30, 2001. The increase results primarily from the purchases of additional bank-owned life insurance, which is used as a funding source for certain post-retirement benefits, at a cost of $199.8 million. Additionally, goodwill from purchase acquisitions increased $34.9 million and capitalized mortgage servicing rights increased $56.3 million.

Deposits

   Total end of period deposits increased $871.5 million, or 2.2%, from December 31, 2000, to June 30, 2001. Average deposits for the first six months of 2001 increased $2.7 billion, or 7.1%, compared to the first six months of 2000. The categories of deposits with the highest average rates of growth in 2001 compared to 2000 were: certificates of deposit and other time deposits, which grew $1.5 billion, or 8.0%, and money rate savings accounts, including investor deposit accounts, which increased $1.9 billion, or 19.2%. The growth realized in these deposit categories was partially offset by declines of $754.7 million, or 22.2%, in average savings and interest checking.

   For the second quarter, average deposits increased $3.0 billion, or 7.8%. Total transaction accounts, which include noninterest-bearing deposits, savings, interest checking and money rate savings, totaled $20.0 billion for the second quarter, an increase of $1.3 billion, or 7.1%, compared to the second quarter of 2000. Average time deposits for the second quarter totaled $21.1 billion, an increase of $1.7 billion, or 8.5%, compared to the second quarter of 2000.

   The growth in average deposits for 2001 includes the effect of deposits acquired in purchase accounting transactions completed during the last six months of 2000 and the first six months of 2001. The purchase of FirstSpartan and VCAP resulted in the addition of $436.1 million and $381.6 million in deposits, respectively. Growth rates for noninterest-bearing deposits are also affected by an official check outsourcing program, which improves fee income, but reduces the balance of noninterest-bearing deposits. Excluding the effects of purchase accounting transactions and official check outsourcing, average deposits for the six months ended June 30, 2001, would have increased 5.0% compared to the same time period one year ago. Excluding purchase accounting, transaction account deposits would have increased 4.7% compared to the six months ended June 30, 2000. Certificate accounts and other time deposits would have increased 5.2%, excluding purchase accounting transactions. For the second quarter, total average deposits, excluding the effects of purchase accounting transactions and official check outsourcing, would have increased 5.4% compared to the second quarter of 2000.

   The annualized average cost of total interest-bearing deposits during the first six months of 2001 was 4.67%, an increase of 14 basis points compared to 2000.

Other Borrowings

   The growth in loans, securities and other assets in recent years have exceeded the growth of total deposits. As a result, cost-effective alternative funding sources, such as Federal Home Loan Bank ("FHLB") advances, master notes, purchases of Federal funds and sales of securities under repurchase agreements have been increasingly utilized to support balance sheet growth.

   At June 30, 2001, short-term borrowed funds totaled $5.6 billion, a decrease of $1.6 billion, or 22.2%, compared to December 31, 2000. For the second quarter of 2001, average short-term borrowed funds totaled

$5.5 billion, a decrease of $1.6 billion, or 22.8%, from the comparable period of 2000. For the six months ended June 30, 2001, total average short-term borrowed funds totaled $6.0 billion, a decrease of $1.3 billion, or 17.7%, compared to the first half of 2000. The average annualized rate paid on short-term borrowed funds was 4.25% for the second quarter of 2001, a decrease of 174 basis points from the average rate of 5.99% paid in the second quarter of 2000. This decrease in the cost of short-term borrowed funds resulted from the lower interest rate environment that has existed during 2001 compared to 2000, which included a 194 basis point decrease in the average Federal funds rate from the second quarter of 2000 to the second quarter of 2001.

   Long-term debt consists primarily of FHLB advances, medium term bank notes and corporate subordinated debt. These borrowings provide BB&T with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term debt totaled $10.9 billion at June 30, 2001, an increase of $2.2 billion, or 26.0%, from the balance at December 31, 2000. For the second quarter of 2001, average long-term debt totaled $10.9 billion, an increase of $3.9 billion, or 56.6%, compared to the prior year. For the six months ended June 30, 2001, total average long-term borrowed funds totaled $10.6 billion, an increase of $4.0 billion, or 59.7%, compared to the first half of 2000. Long-term debt has been utilized for a variety of funding needs, including the repurchase of common stock in conjunction with certain acquisitions. The substantial increase in long-term borrowings during the year reflects BB&T's efforts to take advantage of declining interest rates and lock in lower funding costs for a longer period of time. The average annualized rate paid on long-term borrowed funds was 5.60% for the second quarter of 2001, a decrease of 46 basis points from the average rate of 6.06% paid in the second quarter of 2000.

Asset Quality

   Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $281.8 million at June 30, 2001, compared to $214.0 million at December 31, 2000. Nonperforming assets, as a percentage of loan-related assets, were .63% at June 30, 2001, compared to .50% at December 31, 2000. Loans 90 days or more past due and still accruing interest totaled $82.5 million at June 30, 2001, compared to $75.2 million at year-end 2000.

   BB&T's net charge-offs totaled $38.3 million for the second quarter and amounted to .35% of average loans and leases, on an annualized basis, compared to $24.3 million, or .25% of average loans and leases, on an annualized basis, in the corresponding period in 2000. For the six months ended June 30, 2001, net charge-offs totaled $66.2 million, or .31% of average loans and leases, compared to $44.6 million, or .23% of average loans and leases, in 2000.

   The increases in nonperforming assets and net charge-offs during the second quarter reflect the slowdown in the economy. However, BB&T's asset quality, as measured by relative levels of nonperforming assets and net charge-offs, has remained favorable compared to published industry averages.

   The allowance for loan and lease losses was $588.9 million, or 1.32% of loans and leases, at June 30, 2001, compared to $550.6 million, or 1.29% of loans and leases, at December 31, 2000. The slight increase in the allowance as a percentage of loans and leases reflects higher provisions for loan and lease losses given the economic slowdown and the impact of acquiring institutions with higher allowance to loan ratios.

   The provision for loan and lease losses for the second quarter of 2001 was $43.9 million, compared to $29.1 million in the comparable quarter of 2000. For the six months, the provision for loan and lease losses totaled $84.9 million compared to $56.5 million in 2000. The increased provision during 2001 was necessary to cover higher net charge-offs, maintain the allowance at a level considered adequate to absorb losses inherent in the loan portfolio at the balance sheet date and to provide additional allowances for acquired entities to align their collection and charge-off policies and procedures with those of BB&T.

   Asset quality statistics for the last five calendar quarters are presented in the accompanying table.

                            ASSET QUALITY ANALYSIS

                            (Dollars in thousands)

                                       For the Three Months Ended
                              ------------------------------------------------
                              6/30/01   3/31/01   12/31/00  9/30/00   6/30/00
                              --------  --------  --------  --------  --------
Allowance For Loan & Lease
 Losses
  Beginning balance.........  $573,877  $550,599  $532,344  $515,806  $511,066
  Allowance for acquired
   loans....................     9,470    10,084    12,934        --        --
  Provision for loan and
   lease losses.............    43,898    41,026    46,398    39,303    29,076
  Net charge-offs...........   (38,319)  (27,832)  (41,077)  (22,765)  (24,336)
                              --------  --------  --------  --------  --------
    Ending balance..........  $588,926  $573,877  $550,599  $532,344  $515,806
                              ========  ========  ========  ========  ========
Risk Assets
  Nonaccrual loans and
   leases...................  $236,387  $189,642  $167,249  $138,192  $134,650
  Foreclosed real estate....    24,989    31,325    29,324    22,831    19,585
  Other foreclosed
   property.................    20,068    22,681    16,903    16,042    13,694
  Restructured loans........       324     2,261       492       445       501
                              --------  --------  --------  --------  --------
    Total nonperforming
     assets.................  $281,768  $245,909  $213,968  $177,510  $168,430
                              --------  --------  --------  --------  --------
  Loans 90 days or more past
   due and still accruing...  $ 82,507  $ 79,780  $ 75,191  $ 77,108  $ 64,767
                              ========  ========  ========  ========  ========
Asset Quality Ratios
Nonaccrual loans and leases
 as a percentage of total
 loans and leases*..........       .53%      .44%      .39%      .34%      .34%
Total nonperforming assets
 as a percentage of:
  Total assets..............       .44       .39       .34       .30       .29
  Loans and leases plus
   foreclosed property*.....       .63       .56       .50       .44       .42
Annualized net charge-offs
 as a percentage of average
 loans and leases*..........       .35       .26       .40       .23       .25
Allowance for loan and lease
 losses as a percentage of
 loans and leases*..........      1.32      1.31      1.29      1.31      1.29
  Ratio of allowance for
   loan and lease losses to:
  Net charge-offs...........      3.83x     5.08x     3.37x     5.88x     5.27x
Nonaccrual and restructured
 loans and leases...........      2.49      2.99      3.28      3.84      3.82

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

   The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months under the "most likely" interest rate scenario incorporated into the Interest Sensitivity Simulation computer model. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets; cash flows and maturities of derivative financial instruments, changes in market condition, loan volumes and pricing, deposit sensitivity; customer preferences and capital plans. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

                   Interest Sensitivity Simulation Analysis
                                 June 30, 2001

                                                                                       Annualized
             Interest Rate Scenario                                                   Hypothetical
      ---------------------------------------                                          Percentage
        Linear                                                                         Change in
      Change in                        Prime                                          Net Interest
      Prime Rate                       Rate                                              Income
      ----------                       -----                                          ------------
        +3.00%                         9.75%                                             -0.54%
        +1.50                          8.25                                              -0.17
        -1.50                          5.25                                              -1.88
        -3.00                          3.75                                              -3.20

   Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over six months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At June 30, 2001, the sensitivity of BB&T's net interest income to changes in interest rates was within management's targets, as illustrated in the accompanying table.

Derivative Financial Instruments

   BB&T utilizes a variety of financial instruments to aid in the management of interest rate risk. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, collars, financial forward and futures contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives to hedge business loans, forecasted sales of mortgage loans and certificates of deposit.

   Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T's credit risk exposure at June 30, 2001, was not material.

   Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risks. On June 30, 2001, BB&T had derivative financial instruments outstanding with notional amounts totaling $3.4 billion. The estimated fair value of open contracts reflected net unrealized gains of $8.7 million at June 30, 2001.

   BB&T classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability ("fair value hedge"), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction ("cash flow hedge"), (3) a hedge of a foreign currency exposure ("foreign currency hedge"), of which BB&T has none, or (4) derivatives not designated as hedges. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the effective portion of changes in the value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. For either fair value hedges or cash flow hedges, net income may be affected to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. During the first six months of 2001, there was no impact on net income resulting from hedge ineffectiveness.

   As of June 30, 2001, BB&T had recorded unrecognized gains on cash flow hedges of $4.8 million as a separate component increasing shareholders' equity. Substantially all of this amount is attributable to forward commitments and options hedging the cash flows from forecasted sales of mortgage loans. The ultimate sale of the related loans will result in reclassification of these unrecognized amounts into earnings. If the cash flow hedge is discontinued because the forecasted transactions do not occur, these amounts will be immediately reclassified into earnings. BB&T expects to reclassify substantially all of the $4.8 million of unrecognized gains into earnings within the next 12 months.

   BB&T has a notional amount of $892.7 million of derivatives that do not meet the requirements for hedge accounting treatment under SFAS No. 133. Accordingly, these derivatives have been recorded at fair value in accordance with the statement. The related net gains or losses for these derivatives are recorded in current period earnings as other noninterest income. The impact on earnings for the first six months of 2001 was not material.

   The following table sets forth certain information concerning BB&T's derivative financial instruments at June 30, 2001:

                       Derivative Financial Instruments
                                 June 30, 2001
                            (Dollars in thousands)

                                                     Average Average Estimated
                                           Notional  Receive   Pay     Fair
   Type                                     Amount    Rate    Rate     Value
   ----                                   ---------- ------- ------- ---------
   Receive fixed swaps................... $  104,950  5.67%   4.16%   $  533
   Pay fixed swaps.......................     75,317  4.21    5.05      (120)
   Caps, floors & collars................     98,550    --      --        --
   Foreign exchange contracts............    154,212    --      --       665
   Forward contracts on mortgage loans...  2,305,700    --      --     8,165
   Mortgage loan commitments.............    562,567    --      --      (479)
   Options on mortgage lending
    commitments..........................     60,000    --      --       (97)
                                          ----------                  ------
   Total................................. $3,361,296                  $8,667
                                          ==========                  ======

CAPITAL ADEQUACY AND RESOURCES

   The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T's principal goals related to capital are to provide an adequate return to shareholders while retaining a sufficient base to support future growth and comply with all regulatory standards.

   Total shareholders' equity was $5.4 billion at June 30, 2001, and $5.0 billion at December 31, 2000. BB&T's book value per common share at June 30, 2001, was $12.80 compared to $11.90 at December 31, 2000.

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

   BB&T's capital adequacy ratios at the end of the last five quarters are presented in the accompanying table:

                            CAPITAL ADEQUACY RATIOS

                                            2001                2000
                                       --------------- -----------------------
                                       Second   First  Fourth   Third  Second
                                       Quarter Quarter Quarter Quarter Quarter
                                       ------- ------- ------- ------- -------
   Risk-based capital ratios:
     Tier 1 capital...................   9.5%    9.3%    9.4%    9.5%   10.1%
     Total capital....................  11.9    11.9    12.1    12.2    12.9
   Tier 1 leverage ratio..............   7.1     6.9     7.2     7.0     7.3

ANALYSIS OF RESULTS OF OPERATIONS

   Net income for the second quarter of 2001 totaled $230.8 million, an increase of 32.6% compared to the $174.1 million earned during the comparable quarter of 2000. On a diluted per share basis, earnings for the three months ended June 30, 2001, were $.54, compared to $.41 for the same period in 2000, an increase of 31.7%. BB&T's operating results for the second quarter of 2001 produced an annualized return on average assets of 1.45% and an annualized return on average shareholders' equity of 17.66% compared to prior year ratios of 1.22% and 15.70%, respectively.

   BB&T incurred significant special expenses, charges, income and securities losses related principally to the consummation of mergers and acquisitions during both 2001 and 2000, which significantly affected net income during both years. For the second quarter of 2001, BB&T recorded $24.3 million in net after-tax special charges primarily associated with the merger of Century South Banks, Inc. of Alpharetta, Georgia, and systems conversion costs related to other mergers. During the second quarter of 2000, BB&T incurred $46.1 million in after-tax special charges primarily associated with the acquisitions of Premier Bancshares, Inc., of Atlanta, Georgia; Hardwick Holding Company of Dalton, Georgia; First Banking Company of Southeast Georgia, Statesboro, Georgia, as well as losses incurred in restructuring the company's debt securities portfolio. Merger-related charges typically include, but are not limited to, personnel-related expenses such as staff relocation, early retirement packages and contract settlements; occupancy, furniture and equipment expenses including branch consolidation; and other costs, such as operational charge-offs, professional fees, etc.

   Excluding the effect of the above-described special items on 2001 and 2000 operating results, BB&T's net income for the second quarter of 2001 would have totaled $255.1 million, an increase of 15.9% over the $220.2 million that would have been earned during the second quarter of 2000. On a diluted per share basis, earnings for the three months ended June 30, 2001, excluding merger charges, were $.60, compared to $.52 for the same period in 2000, an increase of 15.4%. BB&T's operating results for the first quarter of 2001, excluding the items described above, produced an annualized return on average assets of 1.60% and an annualized return on average shareholders' equity of 19.52% compared to prior year ratios of 1.54% and 19.85%, respectively.

   For the six months ended June 30, 2001, BB&T incurred $49.3 million in net after-tax special charges related to the mergers with Century South Banks, Inc. and FCNB Corp. of Frederick, Maryland, as well as a one-time gain from the sale of the Company's investment in an electronic payment processing company. During the first six months of 2000, BB&T incurred $65.8 million in after-tax merger-related charges associated primarily with the 2000 acquisitions noted above and the bond portfolio restructuring.

   FTE net interest income increased 6.6% during the second quarter and 6.2% for the six months of 2001 compared to the 2000 periods due to growth in average earning assets, partially offset by a decline in the net yield on interest-earning assets. Fluctuations in net interest income, noninterest income and noninterest expenses will be further discussed in the following paragraphs.

   The following table sets forth selected financial ratios for the last five calendar quarters:

                            PROFITABILITY MEASURES

                                            2001                2000
                                       --------------- -----------------------
                                       Second   First  Fourth   Third  Second
                                       Quarter Quarter Quarter Quarter Quarter
                                       ------- ------- ------- ------- -------
   Return on average assets...........   1.45%   1.43%   1.45%  0.40%    1.22%
   Return on average equity...........  17.66   17.73   18.52   5.01    15.70
   Net interest margin................   4.10    4.10    4.18   4.17     4.21
   Fee income ratio (taxable
    equivalent)*......................   34.4    32.9    31.1   31.3     31.0
   Efficiency ratio (taxable
    equivalent)*......................   51.4    51.1    49.9   51.9     53.6

--------
* Excludes securities gains (losses), foreclosed property expense and special items.

Net Interest Income and Net Interest Margin

   Net interest income on an FTE basis was $601.6 million for the second quarter of 2001 compared to $564.6 million for the same period in 2000, an increase of $37.0 million, or 6.6%. For the three months ended June 30, 2001, average earning assets increased $5.0 billion, or 9.3%, compared to the same period of 2000, while average interest-bearing liabilities increased by $5.3 billion, or 11.3%, and the net interest margin decreased from 4.21% in the second quarter of 2000 to 4.10% in the current quarter. The 11 basis point decline in the net interest margin resulted primarily from increased investments in bank owned life insurance, which add to funding costs but produce revenue that is classified as noninterest income, and BB&T's share repurchase program.

   For the six months ended June 30, 2001, FTE net income income increased 6.2%. Average interest earning assets for the six months ended June 30, 2001, increased $5.1 billion, or 9.6%, while interest-bearing liabilities increased $5.4 billion, or 11.6%, compared to the first half of 2000. The net interest margin for the six months ended June 30, 2001, was 4.10%, down from 4.23% in the first six months of 2000. The decrease resulted from the same factors that affected the quarterly margin.

 The following tables set forth the major components of net interest income and the related yields for the second quarter and first half of 2001 compared to the same periods in 2000, and the variances between the periods caused by changes in interest rates versus changes in volumes.

 Net Interest Income and Rate/Volume Analysis For the Three Months Ended June
                               30, 2001 and 2000

                               Average Balances     Yield/Rate      Income/Expense                 Change due to
                            ----------------------- ------------  -------------------            ------------------
Fully Taxable Equivalent--                                                             Increase
  (Dollars in thousands)       2001        2000     2001   2000     2001      2000    (Decrease)   Rate     Volume
--------------------------  ----------- ----------- -----  -----  --------- --------- ---------- --------  --------
Assets
Securities(1):
 U.S. Treasury, government
 and other (5)............  $13,419,692 $13,034,611  7.20%  6.66% $ 241,676 $ 216,884  $ 24,792  $ 18,281  $  6,511
 States and political
 subdivisions.............    1,000,489   1,040,155  7.50   7.48     18,763    19,454      (691)       49      (740)
                            ----------- ----------- -----  -----  --------- ---------  --------  --------  --------
 Total securities (5).....   14,420,181  14,074,766  7.17   6.72    260,439   236,338    24,101    18,330     5,771
Other earning assets (2)..      317,206     359,098  4.58   6.82      3,619     6,088    (2,469)   (1,830)     (639)
Loans and leases, net of
unearned income
(1)(3)(4)(5)..............   43,982,044  39,268,042  8.59   9.33    942,418   911,624    30,794   (75,983)  106,777
                            ----------- ----------- -----  -----  --------- ---------  --------  --------  --------
 Total earning assets.....   58,719,431  53,701,906  8.23   8.63  1,206,476 1,154,050    52,426   (59,483)  111,909
                            ----------- ----------- -----  -----  --------- ---------  --------  --------  --------
 Non-earning assets.......    5,302,007   3,730,089
                            ----------- -----------
   Total assets...........  $64,021,438 $57,431,995
                            =========== ===========

Liabilities and
Shareholders' Equity
Interest-bearing deposits:
 Savings and interest-
 checking.................  $ 2,585,498 $ 3,297,466  1.52   1.76      9,766    14,420    (4,654)   (1,803)  ( 2,851)
 Money rate savings.......   12,042,107   9,984,073  2.79   3.56     83,804    88,363    (4,559)  (21,082)   16,523
 Time deposits............   21,092,464  19,437,476  5.72   5.70    300,799   275,309    25,490     1,135    24,355
                            ----------- ----------- -----  -----  --------- ---------  --------  --------  --------
 Total interest-bearing
 deposits.................   35,720,069  32,719,015  4.43   4.65    394,369   378,092    16,277   (21,750)   38,027
Short-term borrowed
funds.....................    5,518,060   7,146,093  4.25   5.99     58,465   106,510   (48,045)  (27,041)  (21,004)
Long-term debt............   10,877,561   6,945,887  5.60   6.06    152,050   104,890    47,160    (8,609)   55,769
                            ----------- ----------- -----  -----  --------- ---------  --------  --------  --------
 Total interest-bearing
 liabilities..............   52,115,690  46,810,995  4.65   5.06    604,884   589,492    15,392   (57,400)   72,792
                            ----------- ----------- -----  -----  --------- ---------  --------  --------  --------
 Noninterest-bearing
 deposits.................    5,340,196   5,365,422
 Other liabilities........    1,323,553     794,438
 Shareholders' equity.....    5,241,999   4,461,140
                            ----------- -----------
 Total liabilities and
 shareholders' equity.....  $64,021,438 $57,431,995
                            =========== ===========
Average interest rate
spread....................                           3.58   3.57
Net yield on earning
assets....................                           4.10%  4.21% $ 601,592 $ 564,558  $ 37,034  $ (2,083) $ 39,117
                                                    =====  =====  ========= =========  ========  ========  ========
Taxable equivalent
adjustment................                                        $  53,080 $  24,859
                                                                  ========= =========

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

 Net Interest Income and Rate / Volume Analysis For the Six Months Ended June
                               30, 2001 and 2000

                               Average Balances     Yield/Rate       Income/Expense                 Change due to
                            ----------------------- ------------  ---------------------            ----------------
Fully Taxable Equivalent--                                                               Increase
  (Dollars in thousands)       2001        2000     2001   2000      2001       2000    (Decrease)  Rate    Volume
--------------------------  ----------- ----------- -----  -----  ---------- ---------- ---------- -------  -------
Assets
Securities(1):
 U.S. Treasury, government
 and other (5)............  $13,462,405 $12,976,899  7.25%  6.62% $  488,271 $  429,502  $58,769   $42,358  $16,411
 States and political
 subdivisions.............    1,015,649   1,053,167  7.40   7.53      37,556     39,650   (2,094)     (706)  (1,388)
                            ----------- ----------- -----  -----  ---------- ----------  -------   -------  -------
 Total securities (5).....   14,478,054  14,030,066  7.26   6.69     525,827    469,152   56,675    41,652   15,023
Other earning assets (2)..      326,652     397,569  5.22   6.25       8,451     12,357   (3,906)   (1,891)  (2,015)
Loans and leases, net of
unearned income
(1)(3)(4)(5)..............   43,457,795  38,740,170  8.88   9.21   1,917,121  1,775,459  141,662   (63,376) 205,038
                            ----------- ----------- -----  -----  ---------- ----------  -------   -------  -------
 Total earning assets.....   58,262,501  53,167,805  8.46   8.52   2,451,399  2,256,968  194,431   (23,615) 218,046
                            ----------- ----------- -----  -----  ---------- ----------  -------   -------  -------
 Non-earning assets.......    5,199,966   3,643,742
                            ----------- -----------
   Total assets...........  $63,462,467 $56,811,547
                            =========== ===========

Liabilities and
Shareholders' Equity
Interest-bearing deposits:
 Savings and interest-
 checking.................  $ 2,641,991 $ 3,396,733  1.64   1.82      21,495     30,773   (9,278)   (2,910)  (6,368)
 Money rate savings.......   11,739,360   9,844,975  3.16   3.48     183,727    170,228   13,499   (16,702)  30,201
 Time deposits............   20,753,287  19,210,761  5.90   5.55     607,570    530,045   77,525    35,137   42,388
                            ----------- ----------- -----  -----  ---------- ----------  -------   -------  -------
 Total interest-bearing
 deposits.................   35,134,638  32,452,469  4.67   4.53     812,792    731,046   81,746    15,525   66,221
Short-term borrowed
funds.....................    5,994,985   7,282,625  4.93   5.73     146,455    207,648  (61,193)  (27,357) (33,836)
Long-term debt............   10,616,315   6,647,988  5.69   5.91     300,288    195,926  104,362    (7,622) 111,984
                            ----------- ----------- -----  -----  ---------- ----------  -------   -------  -------
 Total interest-bearing
 liabilities..............   51,745,938  46,383,082  4.91   4.92   1,259,535  1,134,620  124,915   (19,454) 144,369
                            ----------- ----------- -----  -----  ---------- ----------  -------   -------  -------
 Noninterest-bearing
 deposits.................    5,225,668   5,231,789
 Other liabilities........    1,326,266     790,910
 Shareholders' equity.....    5,164,595   4,405,766
                            ----------- -----------
 Total liabilities and
 shareholders' equity.....  $63,462,467 $56,811,547
                            =========== ===========
Average interest rate
spread....................                           3.55   3.60
Net yield on earning
assets....................                           4.10%  4.23% $1,191,864 $1,122,348  $69,516   $(4,161) $73,677
                                                    =====  =====  ========== ==========  =======   =======  =======
Taxable equivalent
adjustment................                                        $  101,683 $   49,309
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

Noninterest Income

   Noninterest income for the three months ended June 30, 2001, was $333.2 million compared to $212.8 million for the same period in 2000, an increase of $120.4 million, or 56.6%. This increase was driven by substantially higher mortgage banking income, growth in service charges on deposits, increased trust revenue, growth in insurance commissions from BB&T's agency network, as well as a gain from the sale of the Company's investment in an electronic payment processing company. Excluding special items of the type described above and the growth in noninterest income that resulted from the timing of purchase accounting transactions, noninterest income would have increased 19.6% in the second quarter of 2001 compared to the second quarter of 2000. For the six months, noninterest income was $652.1 million, an increase of $197.1 million, or 43.3%, compared to the same period in 2000. Excluding special items and growth due to purchase accounting transactions, noninterest income would have increased 17.0% for the period end June 30, 2001.

   Noninterest income, excluding special items, as a percentage of net interest income plus noninterest income excluding special items, or the "fee income ratio", was 34.4% for the second quarter of 2001, compared to 31.0% in the second quarter of 2000. This increase indicates that BB&T is deriving a greater percentage of its revenues from noninterest income sources.

   Service charges on deposits totaled $83.9 million for the second quarter of 2001, an increase of $16.1 million, or 23.8%, compared to the second quarter of 2000. For the six months, service charges on deposits totaled $159.4 million, an increase of $28.3 million, or 21.6%, compared to the first six months of 2000. The largest components of the growth within service charges on deposits in the 2001 period were NSF and overdraft charges on personal and commercial accounts, which contributed $8.8 million to the increase in the second quarter of 2001 compared to 2000, as well as higher transaction volume. Account analysis fees on commercial transaction accounts contributed $5.4 million. BankFirst Corporation of Knoxville, Tennessee ("BankFirst"), was acquired and accounted for as a purchase on December 27, 2000, which contributed $1.2 million to the increase in service charges on deposits in the second quarter of 2001 compared to the prior year quarter. Additionally, FirstSpartan was acquired and accounted for as a purchase on March 2, 2001, and contributed .7 million. The 21.6% increase in service charges on deposits for the six months of 2001 was driven by the same factors that affected quarterly growth.

   Trust income totaled $23.0 million for the current quarter, an increase of $3.4 million, or 17.1%, compared to the same period a year ago. For the six months, trust income totaled $47.1 million, an increase of $8.8 million, or 22.8%, compared to the same period in 2000. The increase in trust income for both the quarter and the six months reflects healthy growth in personal and corporate trust fees compared to 2000. Assets under management totaled $15.5 billion at June 30, 2001, up from $14.6 billion at June 30, 2000.

   Investment banking and brokerage fees and commissions totaled $42.6 million during the second quarter of 2001, an increase of $.9 million, or 2.2%, compared to the second quarter of 2000. For the six months, investment banking and brokerage fees and commissions totaled $85.9 million, a decrease of $1.7 million, or 1.9%, compared to the same period in 2000. The increase in income for the second quarter resulted primarily from revenue generated by Edgar M. Norris & Co., an independent broker/dealer based in Greenville, South Carolina, which was purchased on November 15, 2000. This acquisition was accounted for as a purchase; therefore its operating results were only included in BB&T's accounts in periods following the acquisition. The decrease in year to date income resulted from a decline in trading income and fee income at BB&T's full-service brokerage operation.

   Agency insurance commissions totaled $42.8 million for the second quarter of 2001, an increase of $10.2 million, or 31.4%, compared to the same three-month period of 2000. For the six months, agency insurance commissions totaled $82.3 million, an increase of $18.1 million, or 28.3%, compared to the same period in 2000. This substantial growth in revenue resulted from the purchase of additional agencies during 2000 and 2001, as well as internal growth. During the second quarter of 2001, property and casualty insurance commissions increased $5.6 million, contingent insurance commissions, group health, surety and other miscellaneous fees and commissions increased a collective $4.6 million. The 28.3% increase in agency insurance commissions for the six months of 2001 was driven by the same factors that affected quarterly growth.

   Income from mortgage banking activities totaled $49.8 million for the second quarter of 2001, an increase of $24.6 million, or 97.7%, compared to the same period of 2000. For the six months, mortgage banking activities totaled $55.0 million, an increase of $2.5 million, or 4.8%, compared to the same period in 2000. This increase resulted from higher volumes of mortgage loan originations in 2001 as a result of lower interest rates, and the recapture of $5.9 million in valuation allowances related to capitalized mortgage servicing rights. Additionally, servicing fee income increased $1.7 million; origination fees on loans sold increased $2.4 million; mortgage loan wholesale and underwriting fees increased $2.4 million; commercial loan servicing income increased $3.5 million; and gains from loan sales increased $9.5 million.

   Other nondeposit fees and commissions totaled $44.5 million for the second quarter of 2001, an increase of $7.7 million, or 20.8%, compared to the three months ended June 30, 2000. For the six months, other nondeposit fees and commissions totaled $85.9 million, an increase of $15.8 million, or 22.5%, compared to the same period in 2000. The principal drivers of the increase were: higher income from the outsourcing of official checks, which added $5.1 million to revenue for the quarter; ATM network fees and debit card income, which increased $1.6 million; commercial standby letter of credit fees, which increased $.7 million; and bankcard income, which increased $.4 million. The 22.5% increase in other nondeposit fees and commissions for the six months of 2001 was driven by the same factors that affected quarterly growth.

   BB&T realized a $16.8 million gain from sales of securities in the second quarter of 2001 compared to a loss of $41.1 million in the second quarter last year. For the six months, BB&T recorded an $88.8 million gain in 2001, compared to a loss of $41.1 million in 2000. The 2001 gain includes a $76.1 million gain from the sale of BB&T's ownership interest in an electronic payment processing company. The loss recorded in 2000 includes $40.8 million related to the previously discussed restructuring.

   Other income totaled $26.4 million in the second quarter of 2001 and 2000, reflecting minimal change. For the six months ended 2001 and 2000, other income totaled $41.4 million and $45.1 million, respectively.

Noninterest Expense

   Noninterest expenses totaled $518.7 million for the second quarter of 2001 compared to $465.6 million for the same period a year ago, an increase of $53.1 million, or 11.4%. Noninterest expense for the second quarter of 2001 includes $45.2 million of special expenses principally associated with the acquisition of Century South and costs to integrate other acquisitions. Excluding these costs, noninterest expenses would have totaled $473.5 million, an increase of $33.8 million, or 7.7%, over the same period one year ago. Excluding the effects of business combinations accounted for as purchases that were completed in the second half of 2000 and first half of 2001, and the aforementioned special expenses, noninterest expenses for the second quarter of 2001 would have increased 1.8% from the comparable period of 2000. For the six months ended June 30, 2001, noninterest expenses totaled $1.0 billion, an increase of $96.1 million, or 10.4%, over the same period one year ago. Noninterest expense for the first six months of 2001 includes $99.0 million of special merger-related charges. Excluding these costs, noninterest expenses would have totaled $924.0 million, an increase of $53.6 million, or 6.2%, over the first half of 2000. Excluding the effects of business combinations accounted for as purchases and the effect of special charges, noninterest expenses for the first half of 2001 would have actually increased .9% from the comparable period of 2000.

   BB&T's efficiency ratio (noninterest expenses, excluding the special expenses referred to above and costs related to foreclosed assets, as a percentage of FTE net interest income plus noninterest income excluding special items and securities gains and losses) improved to 51.4% for the second quarter of 2001 compared to 53.6% for the second quarter of 2000. For the six months, the efficiency ratio improved to 51.3% compared to 53.7% in 2000.

   Personnel expense, the largest component of noninterest expense, was $274.3 million for the second quarter of 2001 compared to $241.8 million for the same period in 2000, an increase of $32.5 million, or 13.4%. These amounts include merger-related costs of $13.7 million in the second quarter of 2001 and $6.8 million in the second quarter of 2000. Excluding the merger-related charges, personnel expense in the 2001 quarter would have increased $25.6 million, or 10.9%, from the 2000 period. This growth included the effect of acquisitions completed in the last two quarters of 2000 and first two quarters of 2001 that were accounted for as purchases. Excluding the effects of the merger-related charges and purchase acquisitions, personnel expense for the second quarter of 2001 would have increased $13.4 million, or 5.7%, over the second quarter of 2000. This increase was primarily the result of a 4% average annual salary adjustment for exempt and non-exempt employees, an increase of approximately 300 full-time equivalent employees compared to 2000, higher mortgage loan incentive compensation resulting from significantly higher volumes of mortgage loan originations, and higher social security taxes. For the six months, personnel expense totaled $540.7 million, an increase of $54.8 million, or 11.3%, compared to 2000. Excluding merger-related charges, personnel expense for the first half of 2001 would have increased $42.5 million, or 9.0%, compared to 2000. Excluding merger-related charges and purchase accounting transactions, personnel expense would have increased only 4.1% for the reasons outlined above.

   Occupancy and equipment expense for the three months ended June 30, 2001, totaled $73.2 million, an increase of $5.2 million, or 7.7%, compared to 2000. These amounts include merger-related charges of $3.4 million in the second quarter of 2001 and $3.0 million in the second quarter of 2000. Excluding the merger-related charges, occupancy and equipment expense would have been $69.8 million, an increase of $4.8 million, or 7.4%, compared to the same period in 2000. This growth included the effect of acquisitions completed in the last two quarters of 2000 and first two quarters of 2001 that were accounted for as purchases. Excluding the effects of the merger-related charges and purchase acquisitions, occupancy and equipment expense for the second quarter of 2001 would have increased $2.3 million, or 3.5%, over the second quarter of 2000. The increase was principally the result of higher rent expense and an increase in information technology equipment expense. For the six months, occupancy and equipment expense totaled $150.5 million, an increase of $11.6 million, or 8.3%, compared to 2000. These amounts include merger-related charges of $10.8 million and $8.6 million for 2001 and 2000, respectively. Excluding the merger-related charges, occupany and equipment expense would have been $139.7 million and $130.2 million for 2001 and 2000, respectively, reflecting growth of 7.2%. This growth included the effect of acquisitions completed in the last two quarters of 2000 and first two quarters of 2001 that were accounted for as purchases. Excluding the effects of the merger-related charges and purchase acquisitions, occupancy and equipment expense for the six months of 2001 would have increased $4.7 million, or 3.6%, over the six months of 2000.

   The amortization of intangible assets totaled $17.7 million for the three months ended June 30, 2001, an increase of $2.0 million, or 12.4%, from the amount incurred in the second quarter of 2000. For the six months, amortization of intangible assets totaled $35.0 million, an increase of $3.4 million, or 10.9%, compared to 2000. This increase is primarily due to the acquisitions of BankFirst in the fourth quarter of 2000, FirstSpartan in the first quarter of 2001 and VCAP in the second quarter, consummated using purchase accounting. These acquisitions added $128.2 million in goodwill, which is being amortized over 15 years.

   Other noninterest expenses for the second quarter of 2001 totaled $153.4 million, an increase of $13.4 million, or 9.6%, compared to 2000. These amounts include merger-related costs of $28.0 million in the second quarter of 2001 and $16.0 million in the second quarter of 2000. Excluding these costs, other noninterest expenses for the three months ended June 30, 2001 would have been $125.4 million, an increase of $1.4 million, or 1.1%, from the comparable 2000 period. This increase is due to amortization of mortgage servicing rights, which increased $5.4 million, and the acquisitions of FirstSpartan and BankFirst, consummated using purchase accounting, which generated a collective increase of $2.3 million. Offsets to this increase include reductions in expenses relating to advertising, public relations and professional services, which decreased a collective $6.5 million. For the six months ended 2001, other noninterest expenses totaled $296.8 million, an increase of $26.3 million, or 9.7%, over 2000. These amounts include merger-related charges of $62.5 million for 2001, and $34.4 million for 2000. Excluding these costs, other noninterest expenses for the six months ended June 30, 2001, would have been $234.2 million, a decrease of $2.3 million from the comparable 2000 period.

Provision for Income Taxes

   The provision for income taxes totaled $88.3 million for the second quarter of 2001, an increase of $4.6 million, or 5.5%, compared to the second quarter of 2000. For the first six months of 2001, the provision for income taxes totaled $181.2 million, an increase of $5.6 million, or 3.2%, compared to 2000. Excluding the tax benefits associated with merger-related charges and other special items from all periods presented, the provision for income taxes would have been $101.2 million during the second quarter and $205.7 million for the six months ended June 30, 2001. These amounts represent a decrease of $6.9 million, or 6.4%, compared to the second quarter of 2000, and a decrease of $6.9 million, or 3.3%, compared to the first six months of 2000. The effective tax rates on pretax income were 27.7% and 32.5% for the three months ended June 30, 2001 and 2000, respectively, and 28.6% and 32.2% for the six months of 2001 and 2000, respectively. Excluding the effect of merger-related charges and other special items on pretax income and the income tax provision, BB&T's effective income tax rates were 28.4% and 32.9% for the three months ended June 30, 2001 and 2000, respectively, and 29.0% and 32.8% for the six months of 2001 and 2000, respectively. During the first and second quarters of 2001, BB&T transferred responsibility for the management of certain operations to a subsidiary in a tax-advantaged jurisdiction, thereby lowering the effective income tax rate applicable to certain lease investments. In accordance with SFAS No. 13, "Accounting for Leases", the net income from the affected leases was recalculated from inception based on the new effective income tax rate. The recalculation had the effect of reducing net interest income and the tax provision for 2001, as reflected in the lower effective tax rates. BB&T intends to permanently reinvest the earnings of this subsidiary and, therefore, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", deferred income taxes associated with the current year's income tax benefit have not been provided.

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

Item 4. Submission of Matters to a Vote of Security Holders

   BB&T held its annual meeting of the shareholders on April 24, 2001, to consider and vote upon the following matters:

  (1) To elect seven Directors for three-year terms expiring in 2004 and one Director for a two-year term expiring in 2003. Of shares represented by proxy, votes in favor were 311,503,546; and votes withheld were 2,513,100.

  (2) To approve the Corporation's Amended and Restated 1996 Short-Term Incentive Plan. Of shares represented by proxy, votes in favor were 293,081,788; votes opposed were 17,029,373; and abstentions were 3,913,675.

  (3) To approve an amendment to the Corporation's Articles of Incorporation to increase its authorized Common Stock from 500,000,000 shares to 1,000,000,000 shares. Of shares represented by proxy, votes in favor were 295,888,723; votes opposed were 14,822,637; and abstentions were 3,319,755.

  (4) To ratify the reappointment of Arthur Andersen LLP as the Corporation's independent auditors for 2001. Of shares represented by proxy, votes in favor were 310,432,746; votes opposed were 1,644,416; and abstentions were 2,006,349.

Item 6. Exhibits and Reports on Form 8-K

   (a)

  Exhibit
    No.                 Description                          Location
  -------               -----------                          --------
  2(a)     Agreement and Plan of Reorganization    Incorporated herein by
           dated as of July 29, 1994 and amended   reference to Registration
           and restated as of October 22, 1994     No. 33-56437.
           between the Registrant and BB&T
           Financial Corporation.

  2(b)     Plan of Merger as of July 29, 1994 as   Incorporated herein by
           amended and restated on October 22,     reference to Registration
           1994 between the Registrant and BB&T    No. 33-56437.
           Financial Corporation.

  2(c)     Agreement and Plan of Reorganization    Incorporated herein by
           dated as of November 1, 1996 between    reference to Exhibit 3(a)
           the Registrant and United Carolina      filed in the Annual Report
           Bancshares Corporation, as amended.     on Form 10-K, filed
                                                   March 17, 1997.

  2(d)     Agreement of Plan of Reorganization     Incorporated herein by
           dated as of October 29, 1997 between    reference to Registration
           the Registrant and Life Bancorp, Inc.   No. 33-44183.

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

  4(a)     Articles of Amendment to Amended and    Incorporated herein by
           Restated Articles of Incorporation of   reference to Exhibit 3(a)
           the Registrant related to Junior        filed in the Annual Report
           Participating Preferred Stock.          on Form 10-K, filed
                                                   March 17, 1997.

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
           May 24, 1996.

 Exhibit
   No.                 Description                           Location
 -------               -----------                           --------
 10(a)*  Death Benefit Only Plan, Dated April      Incorporated herein by
         23, 1990, by and between Branch Banking   reference to Registration
         and Trust Company (as successor to        No. 33-33984.
         Southern National Bank of North
         Carolina)
         and L. Glenn Orr, Jr.

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

 10(c)*  BB&T Corporation 1994 Omnibus Stock       Incorporated herein by
         Incentive Plan.                           reference to Registration
                                                   No. 33-57865.

 10(d)*  Settlement and Non-Compete Agreement,     Incorporated herein by
         dated February 28, 1995, by and between   reference to Registration
         the Registrant and L. Glenn Orr, Jr.      No. 33-56437.

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

 10(j)*  Southern National Deferred Compensation   Incorporated herein by
         Plan for Key Employees.                   reference to Exhibit 10(j)
                                                   filed in the Annual Report
                                                   on Form 10-K, filed
                                                   March 17, 1997.

 10(k)*  BB&T Corporation Target Pension Plan.     Incorporated herein by
                                                   reference to Exhibit 10(k)
                                                   filed in the Annual Report
                                                   on Form 10-K, filed
                                                   March 17, 1997.

 10(l)*  BB&T Corporation Supplemental Executive   Incorporated herein by
         Retirement Plan.                          reference to Exhibit 10(l)
                                                   filed in the Annual Report
                                                   on Form 10-K, filed
                                                   March 17, 1997.

 Exhibit
   No.                 Description                           Location
 -------               -----------                           --------
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

 10(o)*  Scott & Stringfellow, Inc. Executive      Incorporated herein by
         and Employee Retention Plan.              reference to Registration
                                                   No. 333-81471.

 10(p)*  BB&T Corporation Non-Qualified Defined    Incorporated herein by
         Contribution Plan.                        reference to Registration
                                                   No. 333-50035.

 10(q)*  BB&T Corporation Amended and Restated     Incorporated herein by
         1996 Short-term Incentive Plan.           reference to Exhibit 10(q)
                                                   in BB&T Corporation's
                                                   Quarterly Report on Form 10-
                                                   Q filed on May 11, 2001.

 10(r)*  Amendment to 1995 Omnibus Stock           Incorporated herein by
         Incentive Plan.                           reference to Registration
                                                   No. 333-36540.

 10(s)*  Employment Agreement dated February 6,    Incorporated herein by
         2000, by and between the Registrant and   reference to Exhibit 10(s)
         J. Holmes Morrison.                       in BB&T Corporation's Annual
                                                   Report on Form 10-K filed on
                                                   March 16, 2001.

 10(t)   BB&T Corporation Pension Plan (amended    Incorporated herein by
         effective January 1, 2000).               reference to Exhibit 10(t)
                                                   in BB&T Corporation's Annual
                                                   Report on Form 10-K filed on
                                                   March 16, 2001.

 10(u)*  Amendment to BB&T Corporation             Incorporated herein by
         Nonqualified Defined Contribution Plan.   reference to Exhibit 10(u)
                                                   in BB&T Corporation's Annual
                                                   Report on Form 10-K filed on
                                                   March 16, 2001.

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

   (b) Current Reports on Form 8-K during and following the quarter ended June 30, 2001.

     On April 11, 2001, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the first quarter of 2001. On April 27, 2001, BB&T filed a Current Report on Form 8-K under Item 5 to report BB&T's operations and financial condition restated for the accounts of FCNB Corp., which merged into BB&T on January 8, 2001. On July 10, 2001, BB&T filed a Current Report on Form 8-K under Item 5 to announce that BB&T had entered into a definitive agreement to acquire Community First Banking Company of Carrollton, Georgia, and to file certain presentation material related to this transaction. On July 12, 2001, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the second quarter of 2001. On July 25, 2001, BB&T filed a Current Report on Form 8-K under Item 5, which was amended on July 27, 2001, to report BB&T's results of operations and financial condition restated for the accounts of Century South Banks, Inc., which merged into BB&T on June 7, 2001. On July 31, 2001, BB&T filed a Current Report on Form 8-K under Item 5 to announce a public offering of debt securities and to file the related underwriting agreement.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BB&T CORPORATION
                                              (Registrant)


Date: August 13, 2001                              /s/ Scott E. Reed
  ___________________________             By: _________________________________
                                              Scott E. Reed, Senior Executive
                                                  Vice President and Chief
                                                     Financial Officer

Date: August 13, 2001                            /s/ Sherry A. Kellett
  ___________________________             By: _________________________________
                                                 Sherry A. Kellett, Senior
                                                Executive Vice President and
                                              Controller (Principal Accounting
                                                          Officer)