Form 10-Q
period 2001-09-30
BB&T CORP
filed 2001-11-14
CIK 92230

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

                               SEPTEMBER 30, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   At October 31, 2001, 453,058,500 shares of the registrant's common stock, $5 par value, were outstanding.

         This Form 10-Q has 36 pages. The Exhibit Index begins on page 32.

                                BB&T CORPORATION

                                   FORM 10-Q

                               September 30, 2001

                                     INDEX

                                                                       Page No.
                                                                       --------
Part I. FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)...........................     2

         Consolidated Financial Statements............................     2

         Notes to Consolidated Financial Statements...................     6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of
           Operations.................................................    14

         Analysis of Financial Condition..............................    14

         Market Risk Management.......................................    19

         Capital Adequacy and Resources...............................    22

         Analysis of Results of Operations............................    23

  Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk.......................................................    19

Part II. OTHER INFORMATION

  Item 1.  Legal Proceedings..........................................    32

  Item 6.  Exhibits and Reports on Form 8-K...........................    32

SIGNATURES............................................................    36

                         Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       BB&T CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                     September 30, December 31,
                                                         2001          2000
                                                     ------------- ------------
                                                      (unaudited)
Assets
 Cash and due from banks............................  $ 1,614,539  $ 1,715,284
 Interest-bearing deposits with banks...............      106,431       61,706
 Federal funds sold and securities purchased under
  resale agreements or similiar arrangements........      264,481      329,637
 Trading securities.................................      116,523       96,719
 Securities available for sale......................   16,679,755   15,231,123
 Securities held to maturity (approximate market
  values of $38,368 at September 30, 2001, and
  $623,932 at December 31, 2000)....................       38,379      622,102
 Loans held for sale................................    1,700,400      906,244
 Loans and leases, net of unearned income...........   45,449,036   43,920,831
  Allowance for loan and lease losses...............     (634,552)    (578,107)
                                                      -----------  -----------
   Loans and leases, net............................   44,814,484   43,342,724
                                                      -----------  -----------
 Premises and equipment, net........................      971,337      928,956
 Other assets.......................................    4,002,717    3,318,328
                                                      -----------  -----------
    Total assets....................................  $70,309,046  $66,552,823
                                                      ===========  ===========
Liabilities and Shareholders' Equity
 Deposits:
  Noninterest-bearing deposits......................  $ 6,356,051  $ 6,178,233
  Savings and interest checking.....................    3,094,104    3,397,973
  Money rate savings................................   13,156,255   11,853,614
  Time deposits.....................................   22,607,819   22,447,499
                                                      -----------  -----------
    Total deposits..................................   45,214,229   43,877,319
                                                      -----------  -----------
 Short-term borrowed funds..........................    5,923,442    7,309,978
 Long-term debt.....................................   11,408,329    8,646,018
 Accounts payable and other liabilities.............    1,793,218    1,299,699
                                                      -----------  -----------
    Total liabilities...............................   64,339,218   61,133,014
                                                      -----------  -----------
 Shareholders' equity:
  Preferred stock, $5 par, 5,000,000 shares
   authorized, none issued and outstanding..........          --           --
  Common stock, $5 par, 1,000,000,000 shares
   authorized; issued and outstanding 452,984,331 at
   September 30, 2001, and 453,307,379 at December
   31, 2000.........................................    2,264,922    2,266,537
  Additional paid-in capital........................      332,782      423,404
  Retained earnings.................................    2,989,604    2,632,642
  Unearned income and unvested restricted stock.....       (3,592)      (7,071)
  Accumulated other comprehensive income, net of
   deferred income taxes of $249,422 at September
   30, 2001, and $77,092 at December 31, 2000.......      386,112      104,297
                                                      -----------  -----------
    Total shareholders' equity......................    5,969,828    5,419,809
                                                      -----------  -----------
    Total liabilities and shareholders' equity......  $70,309,046  $66,552,823
                                                      ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                 (Dollars in thousands, except per share data)

                           For the Three Months     For the Nine Months Ended
                            Ended September 30,           September 30,
                         -------------------------  -------------------------
                             2001         2000          2001         2000
                         ------------ ------------  ------------ ------------
Interest Income
 Interest and fees on
  loans and leases...... $    955,007 $  1,000,603  $  2,928,480 $  2,863,671
 Interest and dividends
  on securities.........      255,621      252,010       770,476      715,570
 Interest on short-term
  investments...........        3,522        7,348        14,947       22,160
                         ------------ ------------  ------------ ------------
  Total interest
   income...............    1,214,150    1,259,961     3,713,903    3,601,401
                         ------------ ------------  ------------ ------------
Interest Expense
 Interest on deposits...      382,222      445,852     1,253,755    1,227,009
 Interest on short-term
  borrowed funds........       55,507       95,463       202,658      305,061
 Interest on long-term
  debt..................      154,110      132,549       455,156      329,251
                         ------------ ------------  ------------ ------------
  Total interest
   expense..............      591,839      673,864     1,911,569    1,861,321
                         ------------ ------------  ------------ ------------
Net Interest Income.....      622,311      586,097     1,802,334    1,740,080
 Provision for loan and
  lease losses..........       68,500       40,714       159,318       99,229
                         ------------ ------------  ------------ ------------
Net Interest Income
 After Provision for
 Loan and Lease Losses..      553,811      545,383     1,643,016    1,640,851
                         ------------ ------------  ------------ ------------
Noninterest Income
 Service charges on
  deposit accounts......       88,383       75,978       255,955      214,559
 Investment banking and
  brokerage fees and
  commissions...........       43,569       36,877       129,504      124,467
 Mortgage banking
  income................       51,840       24,620       108,949       77,639
 Trust income...........       22,931       21,246        71,936       61,208
 Agency insurance
  commissions...........       44,179       38,757       131,181      107,156
 Other insurance
  commissions...........        3,089        3,987         9,478       11,432
 Other nondeposit fees
  and commissions.......       48,351       42,697       141,468      119,051
 Securities gains
  (losses), net.........        2,423     (180,778)       91,751     (221,910)
 Other income...........       30,920       27,388        74,173       75,569
                         ------------ ------------  ------------ ------------
  Total noninterest
   income...............      335,685       90,772     1,014,395      569,171
                         ------------ ------------  ------------ ------------
Noninterest Expense
 Personnel expense......      296,587      269,672       880,320      791,422
 Occupancy and equipment
  expense...............       84,360       79,999       247,800      228,959
 Amortization of
  intangibles...........       20,050       15,942        56,360       48,076
 Other noninterest
  expense...............      181,237      170,471       500,228      458,474
                         ------------ ------------  ------------ ------------
  Total noninterest
   expense..............      582,234      536,084     1,684,708    1,526,931
                         ------------ ------------  ------------ ------------
Earnings
 Income before income
  taxes.................      307,262      100,071       972,703      683,091
 Provision for income
  taxes.................       85,296       27,597       277,008      216,325
                         ------------ ------------  ------------ ------------
 Net income............. $    221,966 $     72,474  $    695,695 $    466,766
                         ============ ============  ============ ============
Per Common Share
 Net income:
  Basic................. $        .49 $        .16  $       1.54 $       1.03
                         ============ ============  ============ ============
  Diluted............... $        .48 $        .16  $       1.51 $       1.02
                         ============ ============  ============ ============
 Cash dividends paid.... $        .26 $        .23  $        .72 $        .63
                         ============ ============  ============ ============
Average Shares
 Outstanding
  Basic.................  454,346,907  451,578,894   452,904,319  451,513,773
                         ============ ============  ============ ============
  Diluted...............  460,387,879  456,725,224   459,235,651  456,679,270
                         ============ ============  ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             For the Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)
                            (Dollars in thousands)

                                                                          Accumulated
                         Shares of               Additional   Retained       Other         Total
                          Common       Common     Paid-In     Earnings   Comprehensive Shareholders'
                           Stock       Stock      Capital    and Other*     Income        Equity
                        -----------  ----------  ----------  ----------  ------------- -------------
Balance, December 31,
 1999, as restated..... 450,349,937  $2,251,750  $ 400,215   $2,323,297    $(335,073)   $4,640,189
Add (Deduct)
 Other comprehensive
  income:
  Net income...........         --          --         --       466,766          --        466,766
   Unrealized holding
    gains (losses)
    arising during the
    period.............         --          --         --           --        43,198        43,198
   Less:
    reclassification
    adjustment, net of
    tax benefits of
    $77,669............         --          --         --           --      (144,241)     (144,241)
                        -----------  ----------  ---------   ----------    ---------    ----------
  Net unrealized gains
   (losses) on
   securities..........         --          --         --           --       187,439       187,439
                        -----------  ----------  ---------   ----------    ---------    ----------
 Total other
  comprehensive
  income...............         --          --         --       466,766      187,439       654,205
                        -----------  ----------  ---------   ----------    ---------    ----------
  Common stock issued..   3,716,768      18,584     59,506          --           --         78,090
  Redemption of common
   stock...............  (4,404,750)    (22,024)  (100,874)         --           --       (122,898)
  Cash dividends
   declared on common
   stock...............         --          --         --      (294,593)         --       (294,593)
  Other................         --          --         --         4,486          --          4,486
                        -----------  ----------  ---------   ----------    ---------    ----------
Balance, September 30,
 2000.................. 449,661,955  $2,248,310  $ 358,847   $2,499,956    $(147,634)   $4,959,479
                        ===========  ==========  =========   ==========    =========    ==========
Balance, December 31,
 2000, as restated..... 453,307,379  $2,266,537  $ 423,404   $2,625,571    $ 104,297    $5,419,809
Add (Deduct)
 Other comprehensive
  income:
  Net income...........         --          --         --       695,695          --        695,695
   Unrealized holding
    gains (losses)
    arising during the
    period.............         --          --         --           --       363,307       363,307
   Less:
    reclassification
    adjustment, net of
    tax benefits of
    $32,113............         --          --         --           --        59,638        59,638
                        -----------  ----------  ---------   ----------    ---------    ----------
  Net unrealized gains
   (losses) on
   securities..........         --          --         --           --       303,669       303,669
  Unrecognized loss on
   cash flow hedge, net
   of tax of
   ($11,768)...........         --          --         --           --       (21,854)      (21,854)
                        -----------  ----------  ---------   ----------    ---------    ----------
 Total other
  comprehensive
  income...............         --          --         --       695,695      281,815       977,510
                        -----------  ----------  ---------   ----------    ---------    ----------
  Common stock issued..  12,120,252      60,602    281,005          --           --        341,607
  Redemption of common
   stock............... (12,443,300)    (62,217)  (391,688)         --           --       (453,905)
  Cash dividends
   declared on common
   stock...............         --          --         --      (338,733)         --       (338,733)
  Other................         --          --      20,061        3,479          --         23,540
                        -----------  ----------  ---------   ----------    ---------    ----------
Balance, September 30,
 2001.................. 452,984,331  $2,264,922  $ 332,782   $2,986,012    $ 386,112    $5,969,828
                        ===========  ==========  =========   ==========    =========    ==========

-----
* Other includes unearned income and unvested restricted stock.

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)
                             (Dollars in thousands)

                                                          2001         2000
                                                       -----------  -----------
Cash Flows From Operating Activities:
 Net income..........................................  $   695,695  $   466,766
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan and lease losses................      159,318       99,229
  Depreciation of premises and equipment.............       86,130       72,217
  Amortization of intangibles........................       56,360       48,076
  Accretion of negative goodwill.....................       (3,799)      (4,682)
  Amortization of unearned stock compensation........        3,479        4,486
  Discount accretion and premium amortization on
   securities, net...................................       (5,426)      (3,877)
  Net decrease (increase) in trading account
   securities........................................      (19,804)     (39,322)
  Loss (gain) on sales of securities, net............      (91,751)     221,910
  Loss (gain) on disposals of premises and equipment,
   net...............................................        3,900        1,554
  Proceeds from sales of loans held for sale.........    5,512,281    1,565,358
  Purchases of loans held for sale...................   (1,568,060)    (492,272)
  Origination of loans held for sale, net of
   principal collected...............................   (4,692,974)  (1,201,669)
  Decrease (increase) in:
  Accrued interest receivable........................         (721)     (95,550)
  Other assets.......................................     (468,169)    (986,222)
  Increase (decrease) in:
  Accrued interest payable...........................      (15,900)      (1,886)
  Accounts payable and other liabilities.............      281,091      718,166
  Other, net.........................................      (67,524)     (10,193)
                                                       -----------  -----------
   Net cash provided by (used in) operating
    activities.......................................     (135,874)     362,089
                                                       -----------  -----------
Cash Flows From Investing Activities:
 Proceeds from sales of securities available for
  sale...............................................    1,072,588    4,760,720
 Proceeds from maturities, calls and paydowns of
  securities available for sale......................    1,380,866    1,297,497
 Purchases of securities available for sale..........   (2,434,831)  (6,045,012)
 Proceeds from maturities, calls and paydowns of
  securities held to maturity........................        1,100       83,693
 Purchases of securities held to maturity............       (4,640)    (130,887)
 Leases made to customers............................      (96,432)     (87,474)
 Principal collected on leases.......................       80,435       67,786
 Loan originations, net of principal collected.......     (791,299)  (3,285,320)
 Purchases of loans..................................     (173,041)    (386,619)
 Net cash acquired (paid) in transactions accounted
  for under the purchase method......................      100,050      (23,272)
 Purchases and originations of mortgage servicing
  rights.............................................     (160,829)     (40,880)
 Proceeds from disposals of premises and equipment...        7,755        9,853
 Purchases of premises and equipment.................     (134,472)    (104,789)
 Proceeds from sales of foreclosed property..........       36,118       19,886
 Proceeds from sales of other real estate held for
  development or sale................................        5,282        6,565
                                                       -----------  -----------
   Net cash used in (provided by) investing
    activities.......................................   (1,111,350)  (3,858,253)
                                                       -----------  -----------
Cash Flows From Financing Activities:
 Net increase (decrease) in deposits.................      519,190    2,321,524
 Net increase (decrease) in short-term borrowed
  funds..............................................   (1,386,536)  (1,174,041)
 Proceeds from long-term debt........................    3,419,067    6,147,633
 Repayments of long-term debt........................     (710,079)  (3,823,729)
 Net proceeds from common stock issued...............       53,546       30,116
 Redemption of common stock..........................     (453,905)    (122,898)
 Cash dividends paid on common stock.................     (315,235)    (272,067)
 Other, net..........................................          --           (21)
                                                       -----------  -----------
   Net cash provided by (used in) financing
    activities.......................................    1,126,048    3,106,517
                                                       -----------  -----------
Net Increase (Decrease) in Cash and Cash
 Equivalents.........................................     (121,176)    (389,647)
Cash and Cash Equivalents at Beginning of Period.....    2,106,627    2,331,051
                                                       -----------  -----------
Cash and Cash Equivalents at End of Period...........  $ 1,985,451  $ 1,941,404
                                                       ===========  ===========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
  Interest...........................................  $ 1,843,542  $ 1,789,893
  Income taxes.......................................       23,402       92,178
 Noncash financing and investing activities:
  Transfer of securities held to maturity to
   available for sale................................      587,263      322,543
  Transfer of loans to foreclosed property...........       32,117       27,222
  Transfer of other real estate owned to fixed
   assets............................................          143        3,675
  Transfer of fixed assets to other real estate
   owned.............................................        5,421        1,471
  Tax benefit from exercise of stock options.........       16,620        3,672
  Securitization of mortgage loans...................      251,269      747,067

  The accompanying notes are an integral part of these consolidated financial statements.

                       BB&T CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

                                  (Unaudited)

A. Basis of Presentation

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries (referred to herein as "BB&T", "the Corporation" or "the Company") as of September 30, 2001, and December 31, 2000; the consolidated statements of income for the three and nine months ended September 30, 2001 and 2000; the consolidated statements of changes in shareholders' equity for the nine months ended September 30, 2001 and 2000; and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000.

   The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T's 2000 Annual Report on Form 10-K, as restated in BB&T's Current Reports on Form 8-K filed on April 27, 2001, July 25, 2001, and
October 5, 2001, should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2000 financial statements have been reclassified to conform to the 2001 statement presentation. Such reclassifications had no effect on shareholders' equity or net income.

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

B. Nature of Operations

   BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its commercial banking subsidiaries which do business in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama and
Washington, D.C. BB&T's principal banking subsidiaries, Branch Banking and Trust Company ("BB&T-NC"), Branch Banking and Trust Company of South Carolina ("BB&T-SC") and Branch Banking and Trust Company of Virginia ("BB&T-VA"), provide a wide range of traditional banking services to individuals and commercial customers. At September 30, 2001, BB&T was also the parent company for 22 subsidiary banks acquired through mergers with Century South Banks, Inc. and F&M National Corporation. These banks are expected to be merged with and into BB&T-NC, BB&T-SC or BB&T-VA, as appropriate, based on the location of their operations. Substantially all of BB&T's loans are to individuals residing in the market areas described above or to businesses that are located in this geographic area. Subsidiaries of BB&T's commercial banking units offer lease financing to commercial businesses and municipal governments, investment services (including discount brokerage services, annuities, mutual funds and government and municipal bonds), life insurance and property and casualty insurance on an agency basis and insurance premium financing. Direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, investment banking and corporate finance services.

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

   The notional amount of derivative financial instruments held by BB&T at September 30, 2001, was $3.8 billion with unrealized net losses of $2.4 million, compared to a total notional value of $2.2 billion with unrealized net losses of $12.3 million at December 31, 2000. The transition adjustment and third quarter 2001 impact of the statement are based on the interpretive guidance issued thus far by the Financial Accounting Standards Board ("FASB"). However, the FASB continues to issue guidance that could affect BB&T's application of the statement and require adjustments to the transition amount or amounts and disclosures in the consolidated financial statements. See "Derivative Financial Instruments" herein for additional disclosures related to the adoption of SFAS No. 133.

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

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of the Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. This method requires the accounts of an acquired institution to be included with the acquirer's accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill. The Statement also requires that the assets of an acquired institution be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior period information for the accounts of the acquired institution. BB&T has historically been a frequent acquirer and has used both the pooling-of-interests and purchase methods of accounting. BB&T will account for all mergers and acquisitions initiated after June 30, 2001, using the purchase method.

   In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Statement eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring the assets be tested at least annually for impairment based on the specific guidance in the Statement. BB&T will adopt the provisions of the Statement effective January 1, 2002, as required, and apply the provisions of the Statement to all goodwill and other intangible assets recognized in the financial statements. The Statement requires a transition impairment test of goodwill and other intangibles in conjunction with the initial application of the Statement. Any resulting impairment loss will be reflected as a change in accounting principle. As of September 30, 2001, BB&T had unamortized goodwill totaling $792.7 million, unamortized core deposit intangibles and other intangible assets of $43.0 million, and unamortized negative goodwill of $10.5 million, all of which will be subject to the transition provisions of Statement No. 142. Amortization expense related to goodwill and other intangibles was $64.6 million and $56.4 million for the year ended December 31, 2000, and the nine months ended September 30, 2001, respectively. Management has not yet determined the impact of adopting SFAS No. 142, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

D. Mergers and Acquisitions

   The following table presents summary information with respect to significant mergers and acquisitions completed by BB&T Corporation during 2000 and thus far during 2001:

                 Summary of Completed Mergers and Acquisitions
                             (Dollars in millions)

                                                                                                                   Goodwill
    Date of                                                                             Accounting   Goodwill    Amortization
  Acquisition               Acquired Company             Headquarters     Total Assets    Method     Recorded       Period
  -----------       --------------------------------- ------------------ -------------- ---------- ------------- ------------
August 9, 2001      F&M National Corporation          Winchester, VA     $  4.0 billion  Pooling   $         N/A        N/A
June 27, 2001       Virginia Capital Bancshares, Inc. Fredericksburg, VA  532.7 million  Purchase   15.2 million   15 years
June 7, 2001        Century South Banks, Inc.         Alpharetta, GA        1.7 billion  Pooling             N/A        N/A
March 2, 2001       FirstSpartan Financial Corp.      Spartanburg, SC     591.0 million  Purchase   42.0 million   15 years
January 8, 2001     FCNB Corp.                        Frederick, MD         1.6 billion  Pooling             N/A        N/A
-----------------------------------------------------------------------------------------------------------------------------
December 27, 2000   BankFirst Corporation             Knoxville, TN      $929.5 million  Purchase  $71.0 million   15 years
November 15, 2000   Edgar M. Norris & Co.             Greenville, SC        3.7 million  Purchase            N/A        N/A
September 20, 2000  Laureate Capital Corp.            Charlotte, NC        13.8 million  Purchase            N/A        N/A
July 6, 2000        One Valley Bancorp, Inc.          Charleston, W.Va.     6.4 billion  Pooling             N/A        N/A
June 15, 2000       First Banking Company of          Statesboro, GA      420.0 million  Pooling             N/A        N/A
                     Southeast Georgia
June 13, 2000       Hardwick Holding Company          Dalton, GA          507.2 million  Pooling             N/A        N/A
January 13, 2000    Premier Bancshares, Inc.          Atlanta, GA           2.0 billion  Pooling             N/A        N/A
                     BB&T Common
                    Shares Issued
    Date of          to Complete
  Acquisition        Transaction
  -----------       -------------
August 9, 2001      31.1 million
June 27, 2001        4.7 million
June 7, 2001        12.7 million
March 2, 2001        3.8 million
January 8, 2001      8.7 million
-----------------------------------------------------------------------------------------------------------------------------
December 27, 2000    5.3 million
November 15, 2000            N/A
September 20, 2000           N/A
July 6, 2000        43.1 million
June 15, 2000        4.1 million
June 13, 2000        3.9 million
January 13, 2000    16.8 million

   The table above does not include mergers and acquisitions of acquired companies prior to their acquisition by BB&T or insurance agency acquisitions, which are summarized below.

   During the nine months ended September 30, 2001, BB&T acquired five insurance agencies that were accounted for as purchases. In conjunction with these five transactions, BB&T issued approximately 326,000 shares of common stock and recorded $15.1 million in goodwill, which is being amortized using the straight-line method over 15 years. BB&T acquired six insurance agencies during 2000, which were accounted for as purchases. In conjunction with these 2000 transactions, BB&T issued 1.4 million shares of common stock and recorded $38.9 million in goodwill, which is being amortized using the straight-line method over 15 years.

   BB&T typically provides an allocation period, not to exceed one year, to identify and quantify the assets acquired and liabilities assumed in business combinations accounted for as purchases. Management currently does not anticipate any material adjustments to the assigned values of the assets and liabilities of acquired companies.

 Pending Mergers and Acquisitions

   On July 10, 2001, BB&T announced plans to acquire Community First Banking Company ("CFBC") of Carrollton, Georgia. At the time of announcement, CFBC had $548.1 million in assets and operated nine banking offices, a consumer finance company, an insurance agency and a full-service brokerage subsidiary. Shareholders of CFBC will receive .98 shares of BB&T common stock in exchange for each share of CFBC common stock held. The transaction, which will be accounted for as a purchase, is planned for completion in the fourth quarter of 2001.

   On August 29, 2001, BB&T announced plans to acquire The Southeastern Trust Company ("Southeastern"). Southeastern, a trust and asset management company, has more than $700 million in assets under management and operates through offices in Anderson, Charleston, Columbia and Greenville, South Carolina. The transaction, which will be accounted for as a purchase, is expected to be completed in the fourth quarter of 2001.

   On October 9, 2001, Laureate Capital, LLC ("Laureate"), a commercial mortgage banking subsidiary of BB&T, announced plans to acquire Horizon Mortgage & Investment Company ("Horizon") of Atlanta,

Georgia. Horizon, with a loan servicing portfolio of $480 million, will give Laureate its first loan production office in Georgia and will push loan servicing volume to $5.2 billion. The transaction will be accounted for as a purchase and is expected to be completed by the end of the year.

   On November 8, 2001, BB&T announced plans to acquire AREA Bancshares Corporation ("AREA"), of Owensboro, Kentucky. AREA has $2.95 billion in assets and operates 72 banking offices in Kentucky. Shareholders of AREA will receive
 .55 of a share of BB&T common stock in exchange for each share of AREA common stock held. The transaction is expected to be completed in the second quarter of 2002.

   On November 8, 2001, BB&T announced plans to acquire MidAmerica Bancorp of Louisville, Kentucky ("MidAmerica"). MidAmerica has $1.8 billion in assets and operates 30 banking offices in and around Louisville, Kentucky. Shareholders of MidAmerica will receive $8.13 and .7187 of a share of BB&T common stock in exchange for each share of MidAmerica common stock held. This exchange ratio is also subject to adjustment based on the outcome of an ongoing lawsuit. The transaction is expected to be completed in the second quarter of 2002.

E. Calculation of Earnings Per Common Share

   BB&T's basic and diluted earnings per common share amounts were calculated as follows:

                       BB&T CORPORATION AND SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                          For the Periods as Indicated

                               For the Three Months    For the Nine Months Ended
                                Ended September 30,          September 30,
                             ------------------------- -------------------------
                                 2001         2000         2001         2000
                             ------------ ------------ ------------ ------------
                                (Dollars in thousands, except per share data)
Basic Earnings Per Share:
  Weighted average number
   of common shares
   outstanding during the
   period..................   454,346,907  451,578,894  452,904,319  451,513,773
                             ============ ============ ============ ============
  Net income...............  $    221,966 $     72,474 $    695,695 $    466,766
                             ------------ ------------ ------------ ------------
  Basic earnings per
   share...................  $        .49 $        .16 $       1.54 $       1.03
                             ============ ============ ============ ============
Diluted Earnings Per Share:
  Weighted average number
   of common shares........   454,346,907  451,578,894  452,904,319  451,513,773
  Add:
   Dilutive effect of
    outstanding options (as
    determined by
    application of treasury
    stock method)..........     6,040,972    5,146,330    6,331,332    5,165,497
                             ============ ============ ============ ============
  Weighted average number
   of common shares, as
   adjusted................   460,387,879  456,725,224  459,235,651  456,679,270
                             ------------ ------------ ------------ ------------
  Net income...............  $    221,966 $     72,474 $    695,695 $    466,766
                             ============ ============ ============ ============
  Diluted earnings per
   share...................  $        .48 $        .16 $       1.51 $       1.02
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

   Please refer to BB&T's Annual Report on Form 10-K, as restated in BB&T's Current Reports on Form 8-K, filed on April 27, 2001, July 25, 2001, and October 5, 2001, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables. There have been no significant changes from the methods used to develop the segment disclosures contained therein.

   The following tables disclose selected financial information for BB&T's reportable business segments for the periods as indicated:

                               BB&T Corporation
                              Reportable Segments
            For the Three Months Ended September 30, 2001 and 2000

                                                                                                         Investment
                                                                                                           Banking
                      Banking Network       Mortgage Banking       Trust Services    Agency Insurance   and Brokerage
                  ----------------------- ----------------------  -----------------  ---------------- ------------------
                     2001        2000        2001        2000      2001      2000      2001    2000     2001      2000
                  ----------- ----------- ----------  ----------  -------  --------  -------- ------- --------  --------
                                                                                           (Dollars in thousands)
Net interest
income (expense)
from external
customers........ $   337,916 $   357,115 $  155,911  $  117,994  $(9,015) $(10,154) $    180 $    -- $  2,107  $  2,810
Net intersegment
interest income
(expense)........     135,896     124,240   (113,168)    (97,597)  12,010    13,830        --      --       --        --
                  ----------- ----------- ----------  ----------  -------  --------  -------- ------- --------  --------
Net interest
income...........     473,812     481,355     42,743      20,397    2,995     3,676       180      --    2,107     2,810
                  ----------- ----------- ----------  ----------  -------  --------  -------- ------- --------  --------
Provision for
loan and lease
losses...........      74,639      48,786        834         757       --        --        --      --       --        --
Noninterest
income from
external
customers........     122,597     119,176     46,757      18,952   23,413    17,527    47,253  30,941   45,905    36,980
Intersegment
noninterest
income...........      67,110      30,560         --          --       --        --        --      --       --        --
Noninterest
expense..........     267,057     255,759     22,657      12,578   14,657    10,938    33,415  21,392   47,100    39,087
Intersegment
noninterest
expense..........     133,339      84,686      6,494       5,594      787       922     1,061   1,027      433       373
                  ----------- ----------- ----------  ----------  -------  --------  -------- ------- --------  --------
Income before
income taxes.....     188,484     241,860     59,515      20,420   10,964     9,343    12,957   8,522      479       330
 Provision for
 income taxes....      56,262      89,847     17,487       6,677    2,893     3,051     5,127   3,326      741       753
                  ----------- ----------- ----------  ----------  -------  --------  -------- ------- --------  --------
Net income....... $   132,222 $   152,013 $   42,028  $   13,743  $ 8,071  $  6,292  $  7,830 $ 5,196 $   (262) $   (423)
                  =========== =========== ==========  ==========  =======  ========  ======== ======= ========  ========
Identifiable
segment assets... $37,915,025 $39,210,775 $9,029,370  $6,424,395  $48,530  $ 32,737  $125,129 $87,455 $742,244  $853,657
                  =========== =========== ==========  ==========  =======  ========  ======== ======= ========  ========
                         Treasury           All Other Segments (1)     Total Segments
                  ------------------------ ----------------------- -----------------------
                     2001        2000         2001        2000        2001        2000
                  ----------- ------------ ----------- ----------- ----------- -----------
Net interest
income (expense)
from external
customers........ $    62,350 $    24,823  $   123,318 $    68,047 $   672,767 $   560,635
Net intersegment
interest income
(expense)........       8,677      23,301           --          --      43,415      63,774
                  ----------- ------------ ----------- ----------- ----------- -----------
Net interest
income...........      71,027      48,124      123,318      68,047     716,182     624,409
                  ----------- ------------ ----------- ----------- ----------- -----------
Provision for
loan and lease
losses...........          33          30       15,799      12,015      91,305      61,588
Noninterest
income from
external
customers........       8,939    (174,183)      61,411      28,860     356,275      78,253
Intersegment
noninterest
income...........          --          --           --          --      67,110      30,560
Noninterest
expense..........       1,890       1,704       26,630      23,947     413,406     365,405
Intersegment
noninterest
expense..........         487         139        2,926       2,234     145,527      94,975
                  ----------- ------------ ----------- ----------- ----------- -----------
Income before
income taxes.....      77,556    (127,932)     139,374      58,711     489,329     211,254
 Provision for
 income taxes....      19,299     (43,106)      57,465      17,898     159,274      78,446
                  ----------- ------------ ----------- ----------- ----------- -----------
Net income....... $    58,257 $   (84,826) $    81,909 $    40,813 $   330,055 $   132,808
                  =========== ============ =========== =========== =========== ===========
Identifiable
segment assets... $19,902,048 $14,775,241  $ 4,495,500 $ 3,193,114 $72,257,846 $64,577,374
                  =========== ============ =========== =========== =========== ===========

----
(1) Financial data from segments below the quantitative thresholds requiring disclosure are attributable to nonbank consumer finance operations, factoring, commercial lawn care equipment financing, leasing and other smaller subsidiaries.

                               BB&T Corporation
                              Reportable Segments
             For the Nine Months Ended September 30, 2001 and 2000

                                                                                                            Investment
                                                                                                            Banking and
                        Banking Network       Mortgage Banking       Trust Services     Agency Insurance     Brokerage
                    ----------------------- ----------------------  ------------------  ---------------- -----------------
                       2001        2000        2001        2000       2001      2000      2001    2000     2001     2000
                    ----------- ----------- ----------  ----------  --------  --------  -------- ------- -------- --------
                                                                                              (Dollars in thousands)
 Net interest
 income (expense)
 from external
 customers.......   $ 1,096,904 $ 1,236,031 $  455,742  $  342,170  $(28,022) $(29,406) $    507 $    -- $  6,774 $  8,840
 Net intersegment
 interest income
 (expense).......       450,290     335,688   (344,234)   (262,796)   37,270    39,685        --      --       --       --
                    ----------- ----------- ----------  ----------  --------  --------  -------- ------- -------- --------
 Net interest
 income..........     1,547,194   1,571,719    111,508      79,374     9,248    10,279       507      --    6,774    8,840
                    ----------- ----------- ----------  ----------  --------  --------  -------- ------- -------- --------
 Provision for
 loan and lease
 losses..........       168,892     117,317      2,353       2,137        --        --        --      --       --       --
 Noninterest
 income from
 external
 customers ......       388,468     332,630     94,542      54,605    72,274    49,712   126,762  84,399  135,158  122,979
 Intersegment
 noninterest
 income..........       160,687      86,884         --          --        --        --        --      --       --       --
 Noninterest
 expense.........       819,444     831,862     55,449      35,031    43,772    32,970    93,046  59,422  135,947  123,618
 Intersegment
 noninterest
 expense.........       377,046     240,109     19,546      16,078     2,338     2,736     3,175   3,076    1,194    1,125
                    ----------- ----------- ----------  ----------  --------  --------  -------- ------- -------- --------
 Income before
 income taxes....       730,967     801,945    128,702      80,733    35,412    24,285    31,048  21,901    4,791    7,076
 Provision for
 income taxes....       209,421     264,943     37,784      25,276     9,695     8,074    12,294   8,636    3,228    4,052
                    ----------- ----------- ----------  ----------  --------  --------  -------- ------- -------- --------
 Net income......   $   521,546 $   537,002 $   90,918  $   55,457  $ 25,717  $ 16,211  $ 18,754 $13,265 $  1,563 $  3,024
                    =========== =========== ==========  ==========  ========  ========  ======== ======= ======== ========
 Identifiable
 segment assets..   $37,915,025 $39,210,775 $9,029,370  $6,424,395  $ 48,530  $ 32,737  $125,129 $87,455 $742,244 $853,657
                    =========== =========== ==========  ==========  ========  ========  ======== ======= ======== ========
                           Treasury           All Other Segments (1)     Total Segments
                    ------------------------ ----------------------- -----------------------
                       2001        2000         2001        2000        2001        2000
                    ----------- ------------ ----------- ----------- ----------- -----------
 Net interest
 income (expense)
 from external
 customers.......   $   143,137 $    70,761  $   264,864 $   196,081 $ 1,939,906 $ 1,824,477
 Net intersegment
 interest income
 (expense).......        30,515      56,987           --          --     173,841     169,564
                    ----------- ------------ ----------- ----------- ----------- -----------
 Net interest
 income..........       173,652     127,748      264,864     196,081   2,113,747   1,994,041
                    ----------- ------------ ----------- ----------- ----------- -----------
 Provision for
 loan and lease
 losses..........           100          91       44,805      31,497     216,150     151,042
 Noninterest
 income from
 external
 customers ......        24,669    (160,952)     124,915      90,646     966,788     574,019
 Intersegment
 noninterest
 income..........            --          --           --          --     160,687      86,884
 Noninterest
 expense.........         5,443       4,292       77,407      65,653   1,230,508   1,152,848
 Intersegment
 noninterest
 expense.........         1,459         415        8,626       6,690     413,384     270,229
                    ----------- ------------ ----------- ----------- ----------- -----------
 Income before
 income taxes....       191,319     (38,002)     258,941     182,887   1,381,180   1,080,825
 Provision for
 income taxes....        46,690     (22,807)      72,175      54,471     391,287     342,645
                    ----------- ------------ ----------- ----------- ----------- -----------
 Net income......   $   144,629 $   (15,195) $   186,766 $   128,416 $   989,893 $   738,180
                    =========== ============ =========== =========== =========== ===========
 Identifiable
 segment assets..   $19,902,048 $14,775,241  $ 4,495,500 $ 3,193,114 $72,257,846 $64,577,374
                    =========== ============ =========== =========== =========== ===========

----

(1) Financial data from segments below the quantitative thresholds requiring disclosure are attributable to nonbank consumer finance operations, factoring, commercial lawn care equipment financing, leasing and other smaller subsidiaries.

   The following table presents a reconciliation of total segment results to consolidated results:


                               For the Three Months      For the Nine Months
                                Ended September 30,      Ended September 30,
                              ------------------------  ----------------------
                                 2001         2000         2001        2000
                              -----------  -----------  ----------  ----------
Net Interest Income
 Net interest income from
  segments................... $   716,182  $   624,409  $2,113,747  $1,994,041
 Other net interest income
  (1)........................      35,141       25,322     104,861      80,845
 Elimination of net
  intersegment interest
  income (2).................    (129,012)     (63,634)   (416,274)   (334,806)
                              -----------  -----------  ----------  ----------
  Consolidated net interest
   income.................... $   622,311  $   586,097  $1,802,334  $1,740,080
                              ===========  ===========  ==========  ==========
Net income
 Net income from segments.... $   330,055  $   132,808  $  989,893  $  738,180
 Other net income (loss)
  (1)........................     177,460      (44,087)    510,589     (30,250)
 Elimination of intersegment
  net income (2).............    (285,549)     (16,247)   (804,787)   (241,164)
                              -----------  -----------  ----------  ----------
  Consolidated net income.... $   221,966  $    72,474  $  695,695  $  466,766
                              ===========  ===========  ==========  ==========
                               September    September
                                  30,          30,
                                 2001         2000
                              -----------  -----------
Total Assets
 Total assets from segments.. $72,257,846  $64,577,374
 Other assets (1)............  12,715,051    3,369,176
 Elimination of intersegment
  assets (2)................. (14,663,851)  (4,137,867)
                              -----------  -----------
  Consolidated total assets.. $70,309,046  $63,808,683
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF FINANCIAL CONDITION

   BB&T's total assets at September 30, 2001, were $70.3 billion, a $3.8 billion, or 5.6%, increase from December 31, 2000. The asset category that produced the majority of the increase was loans and leases, including loans held for sale, which grew $2.3 billion, or 5.2%. Additionally, securities available for sale increased $1.4 billion, or 9.5%, from December 31, 2000.

   Total deposits at September 30, 2001, increased $1.3 billion, or 3.0%, from December 31, 2000. Short-term borrowed funds declined $1.4 billion, or 19.0%, while long-term debt increased $2.8 billion, or 31.9%, during the first nine months of 2001. Total shareholders' equity increased $550.0 million, or 10.1%, during the same time frame.

   The factors causing the fluctuations in the major balance sheet categories are further discussed in the following sections.

Loans and Leases

   BB&T had strong loan growth during the third quarter and first nine months of 2001 compared to the previous year. Average total loans for the quarter ended September 30, 2001, increased 11.2% compared to the same period of 2000. Average total loans for the nine months ended September 30 were $46.3 billion, or 11.8% greater than the average for the first nine months of 2000.

   Management continues to emphasize commercial and consumer lending in order to improve the overall profitability of the loan portfolio. As a result, BB&T has become the leading small business lender in the Carolinas. BB&T has historically been a frequent acquirer of community banks and thrift institutions, which has resulted in a significant percentage of the consolidated loan portfolio being comprised of mortgage loans and has positioned BB&T as the largest originator of mortgage loans in the Carolinas, with third quarter 2001 originations totaling $2.6 billion. On a relative basis, mortgage loans are less profitable than commercial or consumer loans. For this reason, BB&T sells most of its fixed-rate mortgage loans in the secondary market or securitizes the loans in order to improve the profitability of the overall loan portfolio. However, due to the low interest rate environment and resulting high volumes of mortgage loan originations and the inventory of mortgage loans held for sale, the mix of the consolidated loan portfolio through September, 2001, was very similar to that of one year ago. Average mortgage loans increased 12.9% during the first nine months of 2001 compared to the same period of 2000 and represented 20.2% of average loans and leases at September 30, 2001, compared to 20.0% a year ago. Average commercial loans, including lease receivables, increased 14.0% during the first nine months of 2001, and now compose 53.8% of the loan portfolio compared to 52.8% for the first nine months of 2000. Average consumer loans, which include sales finance, revolving credit and direct retail, increased 6.7% for the nine months ended September 30, 2001, compared to the same period in 2000 and compose the remaining 25.9% of average loans, as compared to 27.2% for the same period in 2000.

   The growth trends in the loan portfolio described above are also evident in the third quarter of 2001. For the third quarter of 2001, average loans totaled $47.2 billion, an increase of $4.8 billion, or 11.2%, compared to the third quarter of 2000. Average commercial loans and leases increased $2.9 billion, or 13.0%, in the third quarter of 2001 to a total of $25.4 billion, compared to the third quarter of 2000; average consumer loans increased $646.4 million, or 5.6%, in the third quarter of 2001 to a total of $12.1 billion, compared to the third quarter of 2000; and average mortgage loans increased $1.2 billion, or 14.2%, in the third quarter of 2001 to a total of $9.7 billion, compared to the third quarter of 2000.

   The growth rates of the average loans described above are affected by securitization programs and by loan portfolios held by companies that were acquired in purchase transactions during the last three months of 2000 and the first nine months of 2001. Also, BB&T securitized $984.5 million of mortgage loans during 2000 and $251.3 million thus far in 2001, which reduced reported growth in average mortgage loans. During the first nine months of 2001, loans totaling $502.3 million and $451.9 million were acquired through the purchases of FirstSpartan Financial Corp. ("FirstSpartan") and Virginia Capital Bancshares, Inc. ("VCAP"), respectively. Excluding the effect of purchase accounting transactions completed during 2000 and 2001 and mortgage loan securitizations, average "internal" loan growth for the three months ended September 30, 2001, was 8.9% compared to the third quarter of 2000. By category, excluding the effects of purchase accounting transactions and loan securitizations, average mortgage loans, including loans held for sale, increased 13.1%, average commercial loans and leases grew 9.9%, and average consumer loans increased 3.3% in the third quarter of 2001 compared to the same period of 2000.

   The annualized fully taxable equivalent ("FTE") yields on commercial, consumer and mortgage loans for the first nine months of 2001 were 8.47%, 9.81%, and 7.75%, respectively, resulting in an annualized yield on the total loan portfolio of 8.67%. This reflects a decrease of 62 basis points from the 9.29% annualized yield on average loans during the first nine months of 2000. The decrease in yield resulted from a lower average prime rate during 2001, as well as a lower interest rate environment resulting from aggressive action from the Federal Reserve Board. Through September 30, 2001, the Federal Reserve reduced the target Federal funds rate eight times for a total of 3.50%. During the third quarter, the Federal Reserve reduced the target Federal funds on two occasions by a total of .75%. As a result of the Federal Reserve Board's actions, the average prime rate, which is the basis for pricing many commercial and consumer loans, declined to 6.57% during the three months ended September 30, 2001, compared to 9.50% for the comparable period of 2000. For the first nine months of 2001, the prime rate averaged 7.51%, compared to 9.14% during the first nine months of 2000. The growth in the overall loan portfolio, combined with the decrease in the yield of the portfolio, from 9.45% in the third quarter and 9.29% in the first nine months of 2000 to 8.23% in the third quarter and 8.67% in the first nine months of 2001, resulted in a decrease of 4.6% in interest income from loans and leases in the current quarter and an increase of 2.3% in interest income from loans and leases during the first nine months of 2001 compared to the 2000 periods.

   BB&T's loan growth has slowed from the second quarter to the third quarter of 2001 as a result of the current economic environment. Average loans for the quarter ended September 30, 2001, increased 6.6%, on an annualized basis, compared to the quarter ended June 30, 2001. Average commercial loans and leases increased $443.8 million, or 7.1% annualized, in the third quarter of 2001 compared to the second quarter of 2001; average consumer loans increased $169.6 million, or 5.6% annualized, in the third quarter of 2001 compared to the second quarter of 2001; and average mortgage loans increased $159.6 million, or 6.7% annualized, in the third quarter of 2001 compared to the second quarter of 2001.

Securities

   Securities available for sale totaled $16.7 billion at September 30, 2001, an increase of $1.4 billion, or 9.5%, from December 31, 2000. Securities available for sale had net unrealized gains, net of deferred income taxes, of $408.0 million at September 30, 2001, compared to net unrealized gains, net of deferred income taxes, of $104.3 million at December 31, 2000. Securities held to maturity totaled $38.4 million, down $583.7 million, or 93.8%, from year-end 2000. This decline reflects the reclassification of most of the held to maturity category to available for sale. In conjunction with mergers and acquisitions, BB&T transferred $533.5 million from the held to maturity category to the available for sale category and, as permitted under a one time window available in conjunction with the adoption of SFAS No. 133, BB&T transferred $53.7 million from the held to maturity category to the available for sale category. Trading securities totaled $116.5 million, an increase of $19.8 million, or 20.5%, compared to the balance at December 31, 2000.

   Average total securities for the first nine months amounted to $15.8 billion, up 4.0% from the average during the first nine months of 2000. For the third quarter of 2001, average securities totaled $16.0 billion, or 4.4% higher than the average balance for the third quarter of 2000.

   As a result of a restructuring of the securities portfolio in the second and third quarters of 2000, the mix of the investment portfolio has changed significantly during 2001 compared to 2000 to include a greater percentage of U.S. Government agency securities. The restructuring was undertaken in order to improve the overall yield and liquidity of the portfolio and reduce the average duration of the portfolio. As part of the restructuring, BB&T sold $5.9 billion in securities and reinvested the proceeds in higher yielding securities, primarily U.S. Government securities. At September 30, 2001, average U.S. Government securities composed 73.5% of the total portfolio compared to 64.8% in 2000. Mortgage-backed securities composed 19.0% at September 30, 2001, and state and municipal securities made up 6.8%, compared to 27.2% and 7.3%, respectively, in 2000.

   The annualized FTE yield on the average total securities portfolio for the first nine months of 2001 was 7.13%, an increase of 30 basis points from the yield earned in the first nine months of 2000. This increase resulted primarily from the above described restructuring of the securities portfolio during 2000.

Other Interest Earning Assets

   Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $264.5 million at September 30, 2001, a decrease of $65.2 million, or 19.8%, compared to December 31, 2000.

Interest-bearing deposits with banks increased $44.7 million from December 31, 2000. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets for the first nine months of 2001 was 4.34%, a decrease from the 6.47% earned during the first nine months of 2000. The decrease in the yield on other interest-earning assets is principally the result of the decrease in the average Federal funds rate from 6.16% for the first nine months of 2000 to 4.47% for the first nine months of 2001.

Other Assets

   BB&T's other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $684.4 million from December 31, 2000, to September 30, 2001. The increase results primarily from the purchases of additional bank-owned life insurance, which is used as a funding source for certain post-retirement benefits, at a cost of $406.8 million. Additionally, unamortized goodwill from purchase acquisitions increased $22.1 million and capitalized mortgage servicing rights increased $101.5 million.

Deposits

   Total end of period deposits increased $1.3 billion, or 3.0%, from December 31, 2000, to September 30, 2001. Average deposits for the first nine months of 2001 increased $3.0 billion, or 7.2%, compared to the first nine months of 2000. The categories of deposits with the highest average rates of growth in 2001 compared to 2000 were: certificates of deposit and other time deposits, which grew $1.3 billion, or 6.3%, and money rate savings accounts, including investor deposit accounts, which increased $2.1 billion, or 20.0%. The growth realized in these deposit categories was partially offset by a decline of $581.9 million, or 14.5%, in average savings and interest checking.

   For the third quarter, average deposits increased $2.6 billion, or 6.2%. Total transaction accounts, which include noninterest-bearing deposits, savings, interest checking and money rate savings, totaled $22.4 billion for the third quarter, an increase of $2.2 billion, or 10.8%, compared to the third quarter of 2000. Average time deposits for the third quarter totaled $22.2 billion, an increase of $432.6 million, or 2.0%, compared to the third quarter of 2000.

   The growth in average deposits for 2001 includes the effect of deposits acquired in purchase accounting transactions completed during the last three months of 2000 and the first nine months of 2001. The purchase of FirstSpartan and VCAP resulted in the addition of $436.1 million and $381.6 million in deposits, respectively. Growth rates for noninterest-bearing deposits are also affected by an official check outsourcing program, which has improved fee income, but reduced the balance of noninterest-bearing deposits. Excluding the effects of purchase accounting transactions and official check outsourcing, average deposits for the nine months ended September 30, 2001, would have increased 4.8% compared to the same time period one year ago. Excluding the effects of purchase accounting, transaction account deposits increased 6.5% compared to the nine months ended September 30, 2000. Certificate accounts and other time deposits would have increased 3.1%, if purchase accounting transactions were excluded. For the third quarter, total average deposits, excluding the effects of purchase accounting transactions and official check outsourcing, increased 3.0% compared to the third quarter of 2000.

   The annualized average rate paid on total interest-bearing deposits during the first nine months of 2001 was 4.41%, a decrease of 24 basis points compared to 2000.

Other Borrowings

   The growth in loans, securities and other assets in recent years have exceeded the growth of total deposits. As a result, cost-effective alternative funding sources, such as Federal Home Loan Bank ("FHLB") advances, master notes, purchases of Federal funds and sales of securities under repurchase agreements have been increasingly utilized to support balance sheet growth.

   At September 30, 2001, short-term borrowed funds totaled $5.9 billion, a decrease of $1.4 billion, or 19.0%, compared to December 31, 2000. For the third quarter of 2001, average short-term borrowed funds totaled $6.4 billion, an increase of $313.0 million, or 5.1%, from the comparable period of 2000. For the nine months ended September 30, 2001, average short-term borrowed funds totaled $6.2 billion, a decrease of $740.5 million, or 10.6%, compared to the nine months of 2000. The average annualized rate paid on short-term borrowed funds was 3.43% for the third quarter of 2001, a decrease of 279 basis points from the average rate of 6.22% paid in the third quarter of 2000. This decrease in the cost of short-term borrowed funds resulted from the lower interest rate environment that has existed during 2001 compared to 2000, which included a 302 basis point decrease in the average Federal funds rate from the third quarter of 2000 to the third quarter of 2001.

   Long-term debt consists primarily of FHLB advances, medium term bank notes and corporate subordinated debt. These borrowings provide BB&T with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term debt totaled $11.4 billion at September 30, 2001, an increase of $2.8 billion, or 31.9%, from the balance at December 31, 2000. For the third quarter of 2001, average long-term debt totaled $11.1 billion, an increase of $2.6 billion, or 30.2%, compared to the third quarter of 2000. For the nine months ended September 30, 2001, total average long-term borrowed funds totaled $10.8 billion, an increase of $3.5 billion, or 47.8%, compared to the first nine months of 2000. Long-term debt has been utilized for a variety of funding needs, including the repurchase of common stock in conjunction with certain acquisitions. The substantial increase in long-term borrowings during the year reflects BB&T's efforts to take advantage of declining interest rates and lower funding costs for a longer period of time. The average annualized rate paid on long-term borrowed funds was 5.50% for the third quarter of 2001, a decrease of 68 basis points from the average rate of 6.18% paid in the third quarter of 2000.

Asset Quality

   Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $318.9 million at September 30, 2001, compared to $236.3 million at December 31, 2000. Nonperforming assets, as a percentage of loan-related assets, were .68% at September 30, 2001, compared to .53% at December 31, 2000. Loans 90 days or more past due and still accruing interest totaled $94.0 million at September 30, 2001, compared to $81.6 million at year-end 2000.

   BB&T's net charge-offs totaled $44.1 million for the third quarter and amounted to .37% of average loans and leases, on an annualized basis, compared to $23.6 million, or .22% of average loans and leases, on an annualized basis, in the corresponding period in 2000. For the nine months ended September 30, 2001, net charge-offs totaled $122.9 million, or .35% of average loans and leases, compared to $70.4 million, or .23% of average loans and leases, in 2000.

   While the slowdown in the economy has resulted in increases in nonperforming assets and net charge-offs during the third quarter, BB&T's lending strategy, which includes relationship-based lending within our markets and smaller individual loan balances, produces superior credit quality in good and bad economic times. BB&T's asset quality, as measured by relative levels of nonperforming assets and net charge-offs, has remained approximately half that of published industry averages.

   The allowance for loan and lease losses was $634.6 million, or 1.35% of loans and leases, at September 30, 2001, compared to $578.1 million, or 1.29% of loans and leases, at December 31, 2000. The increase in the allowance as a percentage of loans and leases reflects higher provisions for loan and lease losses in view of the economic slowdown and the impact of acquiring institutions with higher allowance to loan ratios.

   The provision for loan and lease losses for the third quarter of 2001 was $68.5 million, compared to $40.7 million in the comparable quarter of 2000. For the nine months, the provision for loan and lease losses totaled $159.3 million compared to $99.2 million in 2000. The increased provision during 2001 was necessary to cover higher net charge-offs, maintain the allowance at a level considered adequate to absorb losses inherent in the loan portfolio at the balance sheet date and to provide additional allowances for acquired entities to align their collection, credit evaluation and charge-off policies and procedures with those of BB&T.

   Asset quality statistics for the last five calendar quarters are presented in the accompanying table.


                             ASSET QUALITY ANALYSIS
                             (Dollars in thousands)

                                      For the Three Months Ended
                             -------------------------------------------------
                              9/30/01   6/30/01   3/31/01   12/31/00  9/30/00
                             ---------  --------  --------  --------  --------
Allowance For Loan & Lease
 Losses
 Beginning balance.........  $ 610,171  $601,788  $578,107  $559,455  $542,305
 Allowance for acquired
  loans....................         --     9,470    10,566    12,934        --
 Provision for loan and
  lease losses.............     68,500    48,798    42,020    47,958    40,714
 Net charge-offs...........    (44,119)  (49,885)  (28,905)  (42,240)  (23,564)
                             ---------  --------  --------  --------  --------
  Ending balance...........  $ 634,552  $610,171  $601,788  $578,107  $559,455
                             =========  ========  ========  ========  ========
Risk Assets
 Nonaccrual loans and
  leases...................  $ 266,384  $244,711  $203,710  $180,638  $150,046
 Foreclosed real estate....     34,601    27,725    41,132    37,966    32,403
 Other foreclosed
  property.................     17,733    20,494    22,946    17,233    16,347
 Restructured loans........        183       521     2,574       492       445
                             ---------  --------  --------  --------  --------
  Total nonperforming
   assets..................  $ 318,901  $293,451  $270,362  $236,329  $199,241
                             ---------  --------  --------  --------  --------
Loans 90 days or more past
 due and still accruing....  $  93,968  $ 84,399  $ 83,001  $ 81,629  $ 84,220
                             =========  ========  ========  ========  ========
Asset Quality Ratios
Nonaccrual loans and leases
 as a percentage of total
 loans and leases*.........        .57%      .52%      .45%      .40%      .35%
Total nonperforming assets
 as a percentage of:
 Total assets..............        .45       .43       .40       .36       .31
 Loans and leases plus
  foreclosed property*.....        .68       .62       .58       .53       .46
Annualized net charge-offs
 as a percentage of average
 loans and leases*.........        .37       .43       .26       .39       .22
Allowance for loan and
 lease losses as a
 percentage of loans and
 leases*...................       1.35      1.30      1.30      1.29      1.30
Ratio of allowance for loan
 and lease losses to:
 Net charge-offs                  3.63x     3.05x     5.13x     3.44x     5.97x
 Nonaccrual and
  restructured loans and
  leases...................       2.38      2.49      2.92      3.19      3.72

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

   Management uses Interest Sensitivity Simulation Analysis ("Simulation") to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the current contractual agreements that BB&T has with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T's interest sensitivity by means of a computer model that incorporates the current volumes, average rates and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios of projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, however, it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap.

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

                    Interest Sensitivity Simulation Analysis
                               September 30, 2001

                Interest Rate Scenario
        ----------------------------------------
                                                    Annualized
                                                   Hypothetical
                                                 Percentage Change
           Linear Change                              in Net
           in Prime Rate        Prime Rate        Interest Income
        ------------------- ------------------- -------------------
               +3.00%              8.50%               1.98%
               +1.50               7.00                1.26
               -1.50               4.00                -2.71
               -3.00               2.50                -4.90

   Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over six months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management's ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At September 30, 2001, the sensitivity of BB&T's net interest income to changes in interest rates was within the guidelines established by management, as illustrated in the accompanying table.

Derivative Financial Instruments

   BB&T utilizes a variety of financial instruments to aid in the management of interest rate risk. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, collars, financial forward and futures contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to hedge business loans, forecasted sales of mortgage loans and certificates of deposit.

   Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T's credit risk exposure at September 30, 2001, was not material.

   Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. On September 30, 2001, BB&T had derivative financial instruments outstanding with notional amounts totaling $3.8 billion. The estimated fair value of open contracts reflected net unrealized losses of $2.4 million at September 30, 2001.

   BB&T classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability ("fair value hedge"), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction ("cash flow hedge"),
(3) a hedge of a
foreign currency exposure ("foreign currency hedge"), of which BB&T has none, or (4) derivatives not designated as hedges. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the effective portion of changes in the value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. For either fair value hedges or cash flow hedges, net income may be affected to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. During the first nine months of 2001, there was no impact on net income resulting from hedge ineffectiveness.

   As of September 30, 2001, BB&T had recorded unrecognized losses on cash flow hedges of $21.9 million. Substantially all of this amount is attributable to forward commitments and options hedging the cash flows from forecasted sales of mortgage loans. The ultimate sale of the related loans will result in reclassification of these unrecognized amounts into earnings. If the cash flow hedge is discontinued because the forecasted transactions do not occur, these amounts will be immediately reclassified into earnings. BB&T expects to reclassify substantially all of the losses into earnings within the next 12 months.

   BB&T has a notional amount of $1.8 billion of derivatives that do not meet the requirements for hedge accounting treatment under SFAS No. 133. Accordingly, these derivatives have been recorded at fair value in accordance with the statement. The related net gains or losses for these derivatives, which were not material to earnings for the first nine months of 2001, are recorded in current period earnings as other noninterest income.

   The following table sets forth certain information concerning BB&T's derivative financial instruments at September 30, 2001:


                        Derivative Financial Instruments
                               September 30, 2001
                             (Dollars in thousands)

                                    Notional    Average    Average  Estimated
                                     Amount   Receive Rate Pay Rate Fair Value
               Type                ---------- ------------ -------- ----------
Receive fixed swaps............... $  743,796     5.85%      3.64%   $35,407
Pay fixed swaps...................     83,929     3.62       4.83     (2,649)
Caps, floors & collars............     72,550      --         --         --
Foreign exchange contracts........    246,498      --         --         855
Forward contracts on mortage
 loans............................  1,970,900      --         --     (35,660)
Mortgage loan commitments.........    559,772      --         --          (6)
Options on mortgage lending
 commitments......................     75,000      --         --        (354)
                                   ----------                        -------
Total............................. $3,752,445                        $(2,407)
                                   ==========                        =======

CAPITAL ADEQUACY AND RESOURCES

   The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T's principal goals related to capital are to provide an adequate return to shareholders while retaining a sufficient base to support future growth and comply with all regulatory standards.

   Total shareholders' equity was $6.0 billion at September 30, 2001, and $5.4 billion at December 31, 2000. BB&T's book value per common share at September 30, 2001, was $13.18 compared to $11.96 at December 31, 2000.

   Financial holding companies and their subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Risk-based capital ratios measure capital as a percentage of balance sheet risk. The risk-weighted values of balance sheet items are determined in accordance with risk factors specified by Federal regulatory pronouncements.

   Tier 1 capital (total shareholders' equity excluding unrealized gains or losses on debt securities available for sale and unrealized gains or losses on cash flow hedges, net of tax effects, plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets) is required to be at least 4% of risk-weighted assets, and total capital (Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier 1 capital.

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

   BB&T's capital ratios at the end of the last five quarters are presented in the accompanying table:

                                 CAPITAL RATIOS

                                                 2001                2000
                                        ----------------------- ---------------
                                         Third  Second   First  Fourth   Third
                                        Quarter Quarter Quarter Quarter Quarter
                                        ------- ------- ------- ------- -------
Risk-based capital ratios:
  Tier 1 capital.......................   9.6%    9.7%    9.6%    9.7%    9.8%
  Total capital........................  13.2    12.0    12.1    12.2    12.4
Tier 1 leverage ratio..................   7.1     7.2     7.0     7.3     7.1

ANALYSIS OF RESULTS OF OPERATIONS

   Net income for the third quarter of 2001 totaled $222.0 million, an increase of 206.3% compared to the $72.5 million earned during the comparable quarter of 2000. On a diluted per share basis, earnings for the three months ended September 30, 2001, were $.48, compared to $.16 for the same period in 2000, an increase of 200.0%. BB&T's operating results for the third quarter of 2001 produced an annualized return on average assets of 1.27% and an annualized return on average shareholders' equity of 14.92% compared to prior year ratios of .46% and 5.73%, respectively.

   Net income for the nine months ended September 30, 2001, totaled $695.7 million, an increase of $228.9 million, or 49.0%, compared to the $466.8 million earned during the comparable period of 2000. On a diluted per share basis, earnings for the nine months ended September 30, 2001, were $1.51 compared to $1.02 for the same period in 2000, an increase of 48.0%. BB&T's operating results for the first nine months of 2001 produced an annualized return on average assets of 1.36% and an annualized return on average shareholders' equity of 16.36% compared to prior year ratios of 1.02% and 12.84%, respectively.

   BB&T incurred significant nonrecurring items related principally to the consummation of mergers and acquisitions during both 2001 and 2000, and nonrecurring losses related to a restructuring of the investment securities portfolio during 2000, which significantly affected net income during both years. For the third quarter of 2001, BB&T recorded $61.5 million in net after-tax nonrecurring charges primarily associated with the merger of F&M National Corporation of Winchester, Virginia, and systems conversion costs related to other mergers. During the third quarter of 2000, BB&T incurred $175.7 million in after-tax nonrecurring charges primarily associated with the acquisition of One Valley Bancorp of Charleston, West Virginia, and systems conversion costs related to other mergers, as well as losses incurred in restructuring the investment securities portfolio. Merger-related charges typically include, but are not limited to, personnel-related expenses such as staff relocation, early retirement packages and contract settlements; occupancy, furniture and equipment expenses including branch consolidation; and other costs, such as operational charge-offs, professional fees, etc.

   Excluding the effect of the above-described nonrecurring items on 2001 and 2000 operating results, BB&T's net income for the third quarter of 2001 would have totaled $283.5 million, an increase of 14.2% over the $248.2 million that would have been earned during the third quarter of 2000. On a diluted per share basis, earnings for the three months ended September 30, 2001, excluding nonrecurring items, were $.62, compared to $.54 for the same period in 2000, an increase of 14.8%. BB&T's operating results for the third quarter of 2001, excluding the items described above, produced an annualized return on average assets of 1.62% and an annualized return on average shareholders' equity of 19.05% compared to prior year ratios of 1.58% and 19.62%, respectively.

   For the nine months ended September 30, 2001, BB&T incurred $116.7 million in net after-tax nonrecurring charges related to the mergers with Century South Banks, Inc., FCNB Corp. of Frederick, Maryland, and F&M National Corporation, as well as a one-time gain from the sale of the Company's investment in an electronic payment processing company. During the first nine months of 2000, BB&T incurred $241.5 million in net after-tax merger-related charges associated primarily with the 2000 acquisitions noted above and the bond portfolio restructuring in the second and third quarters.

   Excluding the effect of the nonrecurring items noted above, net income for the nine months ended September 30, 2001 would have totaled $812.4 million, an increase of $104.1 million, or 14.7%, compared to the $708.3 million that would have been earned during the comparable period of 2000. On a diluted per share basis, earnings, excluding nonrecurring items, for the nine months ended September 30, 2001, were $1.77, compared to $1.55 for the same period in 2000, an increase of 14.2%. BB&T's operating results for the first nine months of 2001, excluding the effect of nonrecurring items, produced an annualized return on average assets of 1.59% and an annualized return on average shareholders' equity of 19.11% compared to prior year ratios of 1.55% and 19.49%, respectively.

   FTE net interest income increased 8.6% during the third quarter and 7.2% for the nine months of 2001 compared to the 2000 periods due to growth in average earning assets, partially offset by a decline in the net yield on interest-earning assets. Fluctuations in net interest income, noninterest income and noninterest expenses will be further discussed in the following paragraphs.

   The following table sets forth selected financial ratios for the last five calendar quarters:

                             PROFITABILITY MEASURES

                                                2001                2000
                                       ----------------------- ---------------
                                        Third  Second   First  Fourth   Third
                                       Quarter Quarter Quarter Quarter Quarter
                                       ------- ------- ------- ------- -------
Return on average assets..............   1.27%   1.40%   1.43%   1.44%  0.46%
Return on average equity..............  14.92   16.81   17.48   18.14   5.73
Net interest margin...................   4.18    4.16    4.14    4.23   4.22
Fee income ratio (taxable
 equivalent)*.........................   33.2    33.7    32.3    30.4   30.5
Efficiency ratio (taxable
 equivalent)*.........................   51.4    52.0    51.7    50.7   52.2

--------
* Excludes securities gains (losses), foreclosed property expense and nonrecurring items.


Net Interest Income and Net Interest Margin

   Net interest income on an FTE basis was $667.9 million for the third quarter of 2001 compared to $615.3 million for the same period in 2000, an increase of $52.6 million, or 8.6%. For the three months ended September 30, 2001, average earning assets increased $5.5 billion, or 9.4%, compared to the same period of 2000, while average interest-bearing liabilities increased by $5.2 billion, or 10.2%, and the net interest margin decreased from 4.22% in the third quarter of 2000 to 4.18% in the current quarter. The four basis point decline in the net interest margin resulted primarily from increased investments in bank owned life insurance, which add to funding costs but produce revenue that is classified as noninterest income, and BB&T's share repurchase program, which results in increased funding costs.

   For the nine months ended September 30, 2001, FTE net income increased 7.2%. Average interest-earning assets for the nine months ended September 30, 2001, increased $5.5 billion, or 9.6%, while interest-bearing liabilities increased $5.5 billion, or 11.2%, compared to the first nine months of 2000. The net interest margin for the nine months ended September 30, 2001, was 4.16%, down from 4.26% in the first nine months of 2000. The decrease resulted principally from the same factors that affected the quarterly comparison described above.

   The following tables set forth the major components of net interest income and the related annualized yields and rates for the third quarter and first nine months of 2001 compared to the same periods in 2000, and the variances between the periods caused by changes in interest rates versus changes in volumes.

                Net Interest Income and Rate / Volume Analysis
            For the Three Months Ended September 30, 2001 and 2000

                                                    Annualized
                                                      Yield /
                               Average Balances        Rate         Income / Expense                 Change due to
                            ----------------------- ------------  --------------------- Increase   -------------------
Fully Taxable Equivalent--     2001        2000     2001   2000      2001       2000    (Decrease)   Rate      Volume
(Dollars in thousands)      ----------- ----------- -----  -----  ---------- ---------- ---------  ---------  --------
Assets
Securities (1):
 U.S. Treasury,
 government and other
 (5).....................   $14,974,349 $14,263,558  6.94%  7.14% $  259,754 $  254,503 $  5,251   $  (7,245) $ 12,496
 States and political
 subdivisions............     1,041,310   1,077,938  7.44   7.48      19,367     20,158     (791)       (106)     (685)
                            ----------- ----------- -----  -----  ---------- ---------- --------   ---------  --------
 Total securities (5)....    16,015,659  15,341,496  6.86   7.16     279,121    274,661    4,460      (7,351)   11,811
Other earning assets
(2)......................       451,010     413,661  3.10   7.07       3,522      7,348   (3,826)     (4,447)      621
Loans and leases, net of
unearned income
(1)(3)(4)(5).............    47,188,382  42,428,208  8.23   9.45     977,079  1,007,129  (30,050)   (138,906)  108,856
                            ----------- ----------- -----  -----  ---------- ---------- --------   ---------  --------
 Total earning assets....    63,655,051  58,183,365  7.88   8.83   1,259,722  1,289,138  (29,416)   (150,704)  121,288
                            ----------- ----------- -----  -----  ---------- ---------- --------   ---------  --------
 Non-earning assets......     5,952,129   4,374,645
                            ----------- -----------
  Total assets...........   $69,607,180 $62,558,010
                            =========== ===========
Liabilities and
Shareholders' Equity
Interest-bearing
deposits:
 Savings and interest-
 checking................   $ 3,334,252 $ 3,746,810  1.38   1.84      11,560     17,283   (5,723)     (3,997)   (1,726)
 Money rate savings......    12,725,908  10,485,816  2.25   3.85      72,136    101,358  (29,222)    (48,018)   18,796
 Time deposits...........    22,238,104  21,805,459  5.33   5.97     298,526    327,211  (28,685)    (35,884)    7,199
                            ----------- ----------- -----  -----  ---------- ---------- --------   ---------  --------
 Total interest-bearing
 deposits................    38,298,264  36,038,085  3.96   4.92     382,222    445,852  (63,630)    (87,899)   24,269
Short-term borrowed
funds....................     6,418,925   6,105,917  3.43   6.22      55,507     95,463  (39,956)    (44,776)    4,820
Long-term debt...........    11,128,696   8,546,973  5.50   6.18     154,110    132,549   21,561     (15,680)   37,241
                            ----------- ----------- -----  -----  ---------- ---------- --------   ---------  --------
 Total interest-bearing
 liabilities.............    55,845,885  50,690,975  4.21   5.29     591,839    673,864  (82,025)   (148,355)   66,330
                            ----------- ----------- -----  -----  ---------- ---------- --------   ---------  --------
 Noninterest-bearing
 deposits................     6,319,729   5,963,751
 Other liabilities.......     1,538,263     871,670
 Shareholders' equity....     5,903,303   5,031,614
                            ----------- -----------
 Total liabilities and
 shareholders' equity....   $69,607,180 $62,558,010
                            =========== ===========
Average interest rate
spread...................                            3.67   3.54
Net yield on earning
assets...................                            4.18%  4.22% $  667,883 $  615,274 $ 52,609   $  (2,349) $ 54,958
                                                    =====  =====  ========== ========== ========   =========  ========
Taxable equivalent
adjustment...............                                         $   45,572 $   29,177
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

                Net Interest Income and Rate / Volume Analysis
             For the Nine Months Ended September 30, 2001 and 2000

                                                    Annualized
                                                      Yield /
                               Average Balances        Rate         Income / Expense                 Change due to
                            ----------------------- ------------  ---------------------  Increase  -------------------
Fully Taxable Equivalent--     2001        2000     2001   2000      2001       2000    (Decrease)   Rate      Volume
(Dollars in thousands)      ----------- ----------- -----  -----  ---------- ---------- ---------  ---------  --------
Assets
Securities (1):
 U.S. Treasury,
 government and other
 (5).....................   $14,697,389 $14,055,723  7.11%  6.78% $  783,776 $  714,300 $  69,476  $  36,155  $ 33,321
 States and political
 subdivisions............     1,070,435   1,104,553  7.34   7.52      58,957     62,304    (3,347)    (1,452)   (1,895)
                            ----------- ----------- -----  -----  ---------- ---------- ---------  ---------  --------
 Total securities (5)....    15,767,824  15,160,276  7.13   6.83     842,733    776,604    66,129     34,703    31,426
Other earning assets
(2)......................       460,558     457,240  4.34   6.47      14,947     22,160    (7,213)    (7,359)      146
Loans and leases, net of
unearned income
(1)(3)(4)(5).............    46,309,178  41,416,871  8.67   9.29   3,004,150  2,882,332   121,818   (201,333)  323,151
                            ----------- ----------- -----  -----  ---------- ---------- ---------  ---------  --------
 Total earning assets....    62,537,560  57,034,387  8.25   8.62   3,861,830  3,681,096   180,734   (173,989)  354,723
                            ----------- ----------- -----  -----  ---------- ---------- ---------  ---------  --------
 Non-earning assets......     5,694,308   4,072,516
                            ----------- -----------
  Total assets...........   $68,231,868 $61,106,903
                            =========== ===========
Liabilities and
Shareholders' Equity
Interest-bearing
deposits:
 Savings and interest-
 checking................   $ 3,422,254 $ 4,004,166  1.59   1.90      40,689     56,838   (16,149)    (8,484)   (7,665)
 Money rate savings......    12,320,263  10,267,376  2.84   3.61     262,106    277,499   (15,393)   (64,925)   49,532
 Time deposits...........    22,275,306  20,962,772  5.71   5.69     950,960    892,672    58,288      3,088    55,200
                            ----------- ----------- -----  -----  ---------- ---------- ---------  ---------  --------
 Total interest-bearing
 deposits................    38,017,823  35,234,314  4.41   4.65   1,253,755  1,227,009    26,746    (70,321)   97,067
Short-term borrowed
funds....................     6,226,380   6,966,872  4.35   5.85     202,658    305,061  (102,403)   (72,227)  (30,176)
Long-term debt...........    10,792,831   7,301,915  5.64   6.02     455,156    329,251   125,905    (22,216)  148,121
                            ----------- ----------- -----  -----  ---------- ---------- ---------  ---------  --------
 Total interest-bearing
 liabilities.............    55,037,034  49,503,101  4.64   5.02   1,911,569  1,861,321    50,248   (164,764)  215,012
                            ----------- ----------- -----  -----  ---------- ---------- ---------  ---------  --------
 Noninterest-bearing
 deposits................     6,086,614   5,911,277
 Other liabilities.......     1,423,355     838,252
 Shareholders' equity....     5,684,865   4,854,273
                            ----------- -----------
 Total liabilities and
 shareholders' equity....   $68,231,868 $61,106,903
                            =========== ===========
Average interest rate
spread...................                            3.61   3.60
Net yield on earning
assets...................                            4.16%  4.26% $1,950,261 $1,819,775 $ 130,486  $  (9,225) $139,711
                                                    =====  =====  ========== ========== =========  =========  ========
Taxable equivalent
adjustment...............                                         $  147,927 $   79,695
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

Noninterest Income

   Noninterest income for the three months ended September 30, 2001, was $335.7 million compared to $90.8 million for the same period in 2000, an increase of $244.9 million, or 269.8%. This increase was principally the result of losses totaling $181.4 million incurred in the third quarter of 2000 as a result of a restructuring of the company's securities portfolio. Additionally, noninterest income increased due to substantially higher mortgage banking income, growth in service charges on deposits, increased trust revenue, growth in insurance commissions from BB&T's agency network, and higher investment banking fees. Excluding nonrecurring items and the growth in noninterest income that resulted from the timing of purchase accounting transactions, noninterest income would have increased 18.7% in the third quarter of 2001 compared to the third quarter of 2000. For the nine months, noninterest income was $1.0 billion, an increase of $445.2 million, or 78.2%, compared to the same period in 2000. The increase in noninterest income for the period ended September 30, 2001, resulted primarily from higher mortgage banking income, growth in service charges on deposits, increased trust revenue, and increased insurance commissions. Additionally, noninterest income for 2001 includes a gain from the sale of BB&T's ownership interest in an electronic payment processing company. Excluding nonrecurring items and growth due to purchase accounting transactions, noninterest income would have increased 17.5% for the period ended September 30, 2001.

   Noninterest income, excluding nonrecurring items, as a percentage of net interest income plus noninterest income excluding nonrecurring items, or the "fee income ratio", was 33.2% for the third quarter of 2001, compared to 30.5% in the third quarter of 2000. For the nine months ended September 30, 2001 and 2000, the fee income ratio was 33.1% and 30.3%, respectively. This increase indicates that BB&T is deriving a greater percentage of its revenues from noninterest income sources. It is a primary goal of BB&T to increase this ratio, as it provides a source of income less dependent on movements in interest rates.

   Service charges on deposits totaled $88.4 million for the third quarter of 2001, an increase of $12.4 million, or 16.3%, compared to the third quarter of 2000. For the nine months, service charges on deposits totaled $256.0 million, an increase of $41.4 million, or 19.3%, compared to the first nine months of 2000. The largest components of the growth within service charges on deposits in the 2001 period were NSF and overdraft charges on personal accounts and account analysis fees on commercial accounts, which contributed $6.6 million and $7.0 million, respectively, to the increase in the third quarter of 2001 compared to 2000. BankFirst Corporation of Knoxville, Tennessee ("BankFirst"), was acquired and accounted for as a purchase on December 27, 2000, which contributed $1.2 million to the increase in service charges on deposits in the third quarter of 2001 compared to the prior year quarter. Additionally, FirstSpartan was acquired and accounted for as a purchase on March 2, 2001, which contributed .7 million. The 19.3% increase in service charges on deposits for the nine months of 2001 was driven primarily by the same factors that affected quarterly growth.

   Trust income totaled $22.9 million for the current quarter, an increase of $1.7 million, or 7.9%, compared to the same period a year ago. For the nine months, trust income totaled $71.9 million, an increase of $10.7 million, or 17.5%, compared to the same period in 2000. The increase in trust income for both the quarter and the nine months reflects healthy growth in personal and corporate trust fees compared to 2000. Assets under management totaled $14.3 billion at September 30, 2001, down from $16.3 billion at September 30, 2000. The decline in the value of assets under management was the result of the significant decline in the market value of equity securities over the same time frame. Between September 30, 2000 and September 30, 2001, the Dow Jones Industrial Average decreased 16.9%, the Standard & Poor's 500 Index decreased 27.5% and the NASDAQ index decreased 59.2%.

   Investment banking and brokerage fees and commissions totaled $43.6 million during the third quarter of 2001, an increase of $6.7 million, or 18.1%, compared to the third quarter of 2000. For the nine months, investment banking and brokerage fees and commissions totaled $129.5 million, an increase of $5.0 million, or 4.0%, compared to the same period in 2000. The increase in this category of revenue for the third quarter and the nine month period of 2001 resulted primarily from the acquisition of Edgar M. Norris & Co., an independent broker/dealer based in Greenville, South Carolina, which was purchased on November 15, 2000. This acquisition was accounted for as a purchase; therefore its operating results were only included in BB&T's accounts in periods following the acquisition.

   Agency insurance commissions totaled $44.2 million for the third quarter of 2001, an increase of $5.4 million, or 14.0%, compared to the same three-month period of 2000. For the nine months, agency insurance commissions totaled $131.2 million, an increase of $24.0 million, or 22.4%, compared to the same period in 2000. The growth in revenue resulted from the purchase of additional agencies during 2000 and 2001, as well as internal growth. During the third quarter of 2001, property and casualty insurance commissions increased $4.9 million. The 22.4% increase in agency insurance commissions for the nine months of 2001 was driven by the same factors that affected quarterly growth.

   Income from mortgage banking activities totaled $51.8 million for the third quarter of 2001, an increase of $27.2 million, or 110.6%, compared to the same period of 2000. For the nine months, mortgage banking activities totaled $108.9 million, an increase of $31.3 million, or 40.3%, compared to the same period in 2000. These substantial increases resulted from higher mortgage loan originations in 2001, which have resulted from the lower interest rate environment. During the first nine months of 2001, BB&T has originated $7.1 billion of mortgage loans compared to $3.3 billion in the nine month period for 2000. These higher mortgage loan volumes produced increased mortgage banking fees. Servicing fee income increased $3.0 million; origination fees on loans sold increased $7.7 million; commercial loan servicing income increased $4.3 million; and gains from loan sales increased $11.6 million.

   Other nondeposit fees and commissions totaled $48.4 million for the third quarter of 2001, an increase of $5.7 million, or 13.2%, compared to the three months ended September 30, 2000. For the nine months, other nondeposit fees and commissions totaled $141.5 million, an increase of $22.4 million, or 18.8%, compared to the same period in 2000. The principal drivers of the increase were: higher income from the outsourcing of official checks, which added $2.4 million to revenue for the quarter; check card interchange fees, which increased $1.4 million; commercial standby letter of credit fees, which increased $.4 million; and bankcard income, which increased $1.5 million. The 18.8% increase in other nondeposit fees and commissions for the nine months of 2001 was primarily driven by the same factors that affected quarterly growth.

   BB&T realized a $2.4 million gain from sales of securities in the third quarter of 2001 compared to a loss of $180.8 million in the third quarter last year. The loss recorded in the third quarter of 2000 includes $181.4 million related to the previously discussed restructuring. For the nine months, BB&T recorded an $91.8 million gain in 2001, compared to a loss of $221.9 million in 2000. The 2001 gain includes a $76.1 million gain from the sale of BB&T's ownership interest in an electronic payment processing company.

   Other income totaled $30.9 million for the third quarter of 2001, an increase of $3.5 million, or 12.9%, compared to the same period one year ago. Bank owned life insurance income increased $5.3 million and income from an executive deferred compensation program decreased $2.0 million. For the nine months ended 2001 and 2000, other income totaled $74.2 million and $75.6 million, respectively.

Noninterest Expense

   Noninterest expenses totaled $582.2 million for the third quarter of 2001 compared to $536.1 million for the same period a year ago, an increase of $46.2 million, or 8.6%. Noninterest expense for the third quarter of 2001 includes $67.2 million of nonrecurring expenses principally associated with the acquisition of F&M National Corporation and costs incurred in connection with the integration of other recently completed acquisitions. Excluding these costs and nonrecurring charges, noninterest expenses would have totaled
$515.0 million, an increase of $51.5 million, or 11.1%, over the same period one year ago. Excluding the effects of business combinations accounted for as purchases that were completed in the last three months of 2000 and first nine months of 2001, and the aforementioned nonrecurring expenses, noninterest expenses for the third quarter of 2001 would have increased 6.0% from the comparable period of 2000. For the nine months ended September 30, 2001, noninterest expenses totaled $1.7 billion, an increase of $157.8 million, or 10.3%, over the same period one year ago. Noninterest expense for the first nine months of 2001 includes $175.2 million of nonrecurring merger-related charges. Excluding these costs, noninterest expenses would have totaled $1.5 billion, an increase of $111.6 million, or 8.0%, over the first nine months of 2000. Excluding the effects of business combinations accounted for as purchases and the effect of nonrecurring charges, noninterest expenses for the first nine months of 2001 would have actually increased 3.0% from the comparable period of 2000.

   BB&T's efficiency ratio (noninterest expenses, excluding the nonrecurring expenses referred to above and costs related to foreclosed assets, as a percentage of FTE net interest income plus noninterest income excluding nonrecurring items and securities gains and losses) improved to 51.4% for the third quarter of 2001 compared to 52.2% for the third quarter of 2000. For the nine months, the efficiency ratio improved to 51.7% compared to 53.4% in 2000.

   Personnel expense, the largest component of noninterest expense, was $296.6 million for the third quarter of 2001 compared to $269.7 million for the same period in 2000, an increase of $26.9 million, or 10.0%. These amounts include merger-related costs of $14.4 million in the third quarter of 2001 and $17.2 million in the third quarter of 2000. Excluding the merger-related charges, personnel expense in the 2001 quarter would have increased $29.8 million, or 11.8%, from the 2000 period. This increase was primarily the result of the effect of purchase acquisitions, which added costs of $12.3 million; an increase of $10.8 million in incentive compensation; an increase in pension expense of $1.6 million; and an increase of $1.1 million in fees for temporary services. Excluding the effects of the merger-related charges and purchase acquisitions, personnel expense for the third quarter of 2001 would have increased $17.4 million, or 6.9%, over the third quarter of 2000. For the nine months, personnel expense totaled $880.3 million, an increase of $88.9 million, or 11.2%, compared to 2000. Excluding merger-related charges, personnel expense for the first nine months of 2001 would have increased $78.2 million, or 10.3%, compared to 2000. Excluding merger-related charges and purchase accounting transactions, personnel expense for the first nine months of 2001 would have increased 5.6% for the reasons outlined above.

   Occupancy and equipment expense for the three months ended September 30, 2001, totaled $84.4 million, an increase of $4.4 million, or 5.5%, compared to 2000. These amounts include merger-related charges of $4.7 million in the third quarter of 2001 and $8.3 million in the third quarter of 2000. Excluding the merger-related charges, occupancy and equipment expense would have been $79.7 million, an increase of $8.0 million, or 11.1%, compared to the same period in 2000. This growth included the effect of acquisitions completed in the last quarter of 2000 and first three quarters of 2001 that were accounted for as purchases. Excluding the effects of the merger-related charges and purchase acquisitions, occupancy and equipment expense for the third quarter of 2001 would have increased $5.5 million, or 7.7%, over the third quarter of 2000. The increase was the result of an increase in communications equipment expense and information technology equipment expense. For the nine months, occupancy and equipment expense totaled $247.8 million, an increase of $18.8 million, or 8.2%, compared to 2000. These amounts include merger-related charges of $17.1 million and $16.9 million for 2001 and 2000, respectively. Excluding the merger-related charges, occupany and equipment expense would have been $230.7 million and $212.0 million for 2001 and 2000, respectively, reflecting growth of 8.8%. This growth includes the effect of acquisitions completed in the last quarter of 2000 and first three quarters of 2001 that were accounted for as purchases. Excluding the effects of the merger-related charges and purchase acquisitions, occupancy and equipment expense for the nine months of 2001 would have increased $11.4 million, or 5.4%, over the nine months of 2000 for the same reasons affecting quarterly growth.

   The amortization of goodwill and other intangible assets totaled $20.1 million for the three months ended September 30, 2001, an increase of $4.1 million, or 25.8%, from the amount incurred in the third quarter of 2000. For the nine months, amortization of intangible assets totaled $56.4 million, an increase of $8.3 million, or 17.2%, compared to 2000. This increase is primarily due to the acquisitions of BankFirst in the fourth quarter of 2000, FirstSpartan in the first quarter and VCAP in the second quarter of 2001, all of which were consummated using purchase accounting.

   Other noninterest expenses for the third quarter of 2001 totaled $181.2 million, an increase of $10.8 million, or 6.3%, compared to 2000. These amounts include merger-related costs of $48.1 million in the third quarter of 2001 and $47.0 million in the third quarter of 2000. Excluding these costs, other noninterest expenses for the three months ended September 30, 2001 would have been $134.6 million, an increase of $11.2 million, or 9.0%, from the comparable 2000 period. This increase is due to amortization of mortgage servicing rights, which increased $7.3 million, and the acquisitions of FirstSpartan, BankFirst, and VCAP, consummated using purchase accounting, which added $8.7 million to other noninterest expense. Offsets to this increase include reductions in expenses relating to staff welfare, employee recruiting, printing, and provision for factoring losses, which decreased a collective $3.7 million. For the nine months ended 2001, other noninterest expenses totaled $500.2 million, an increase of $41.8 million, or 9.1%, over 2000. These amounts include merger-related charges of $116.8 million for 2001 and $81.5 million for 2000. Excluding these costs, other noninterest expenses for the nine months ended September 30, 2001, would have been $385.0 million, an increase of $8.0 million from the comparable 2000 period.

Provision for Income Taxes

   The provision for income taxes totaled $85.3 million for the third quarter of 2001, an increase of $57.7 million, or 209.1%, compared to the third quarter of 2000. For the first nine months of 2001, the provision for income taxes totaled $277.0 million, an increase of $60.7 million, or 28.1%, compared to 2000. Excluding the tax benefits associated with merger-related charges and other nonrecurring items from all periods presented, the provision for income taxes would have been $116.0 million during the third quarter and $335.4 million for the nine months ended September 30, 2001, and $119.0 million and $344.8 million for the third quarter and nine months of 2000, respectively. These amounts represent a decrease of $3.0 million, or 2.5%, compared to the third quarter of 2000, and a decrease of $9.4 million, or 2.7%, compared to the first nine months of 2000. The effective tax rates on pretax income were 27.8% and 27.6% for the three months ended September 30, 2001 and 2000, respectively, and 28.5% and 31.7% for the nine months of 2001 and 2000, respectively. Excluding the effect of merger-related charges and other nonrecurring items on pretax income and the income tax provision, BB&T's effective income tax rates were 29.0% and 32.4% for the three months ended September 30, 2001 and 2000, respectively, and 29.2% and 32.7% for the nine months of 2001 and 2000, respectively. During the first three quarters of 2001, BB&T transferred responsibility for the management of certain operations to a subsidiary in a tax-advantaged jurisdiction, thereby lowering the effective income tax rate applicable to certain lease investments. In accordance with SFAS No. 13, "Accounting for Leases", the net income from the affected leases was recalculated from inception based on the new effective income tax rate. The recalculation had the effect of reducing net interest income and the tax provision for 2001, as reflected in the lower effective tax rates. BB&T intends to permanently reinvest the earnings of this subsidiary and, therefore, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", deferred income taxes associated with the current year's income tax benefit have not been provided.

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

Item 6. Exhibits and Reports on Form 8-K

   (a)

                                 EXHIBIT INDEX

 Exhibit No.                      Description                               Location
 ----------- ----------------------------------------------------  --------------------------
  2(a)       Agreement and Plan of Reorganization dated as of      Incorporated herein by
             July 29, 1994 and amended and restated as of October  reference to Registration
             22, 1994 between the Registrant and BB&T Financial    No. 33-56437.
             Corporation.
  2(b)       Plan of Merger as of July 29, 1994 as amended and     Incorporated herein by
             restated on October 22, 1994 between the Registrant   reference to Registration
             and BB&T Financial Corporation.                       No. 33-56437.
  2(c)       Agreement and Plan of Reorganization dated as of      Incorporated herein by
             November 1, 1996 between the Registrant and United    reference to Exhibit 3(a)
             Carolina Bancshares Corporation, as amended.          filed in the Annual Report
                                                                   on Form 10-K, filed March
                                                                   17, 1997.
  2(d)       Agreement of Plan of Reorganization dated as of       Incorporated herein by
             October 29, 1997 between the Registrant and Life      reference to Registration
             Bancorp, Inc.                                         No. 33-44183.
  2(e)       Agreement and Plan of Reorganization dated as of      Incorporated herein by
             February 6, 2000 between the Registrant and One       reference to Exhibit 99.1
             Valley Bancorp, Inc.                                  filed in the Current
                                                                   Report on Form 8-K, dated
                                                                   February 9, 2000.
  3(a)(i)    Amended and Restated Articles of Incorporation of     Incorporated herein by
             the Registrant, as amended.                           reference to Exhibit 3(a)
                                                                   filed in the Annual Report
                                                                   on Form 10-K, filed March
                                                                   17, 1997.
  3(a)(ii)   Articles of Amendment of Articles of Incorporation.   Incorporated herein by
                                                                   reference to Exhibit
                                                                   3(a)(ii) filed in the
                                                                   Annual Report on Form 10-
                                                                   K, filed March 18, 1998.
  3(b)       Bylaws of the Registrant, as amended.                 Incorporated herein by
                                                                   reference to Exhibit 3(b)
                                                                   filed in the Annual Report
                                                                   on Form 10-K, filed March
                                                                   18, 1998.
  4(a)       Articles of Amendment to Amended and Restated         Incorporated herein by
             Articles of Incorporation of the Registrant related   reference to Exhibit 3(a)
             to Junior Participating Preferred Stock.              filed in the Annual Report
                                                                   on Form 10-K, filed March
                                                                   17, 1997.

 4(b)   Rights Agreement dated as of December 17, 1996        Incorporated herein by
        between the Registrant and Branch Banking and Trust   reference to Exhibit 1
        Company, Rights Agent.                                filed under Form 8-A,
                                                              filed January 10, 1997.
 4(c)   Subordinated Indenture (including Form of             Incorporated herein by
        Subordinated Debt Security) between the Registrant    reference to Exhibit 4(d)
        and State Street Bank and Trust Company, Trustee,     of Registration No. 333-
        dated as of May 24, 1996.                             02899.
 4(d)   Senior Indenture (including Form of Senior Debt       Incorporated herein by
        Security)                                             reference to Exhibit 4(c)
        between the Registrant and State Street Bank and      of Registration No. 333-
        Trust company, Trustee, dated as of May 24, 1996.     02899.
10(a)*  Death Benefit Only Plan, Dated April 23, 1990, by     Incorporated herein by
        and between Branch Banking and Trust Company (as      reference to Registration
        successor to Southern National Bank of North          No. 33-33984.
        Carolina)
        and L. Glenn Orr, Jr.
10(b)*  BB&T Corporation Non-Employee Directors' Deferred     Incorporated herein by
        Compensation and Stock Option Plan.                   reference to Exhibit 10(b)
                                                              of the Annual Report on
                                                              Form 10-K, filed March 17,
                                                              1997.
10(c)*  BB&T Corporation 1994 Omnibus Stock Incentive Plan.   Incorporated herein by
                                                              reference to Registration
                                                              No. 33-57865.
10(d)*  Settlement and Non-Compete Agreement, dated February  Incorporated herein by
        28, 1995, by and between the Registrant and L. Glenn  reference to Registration
        Orr, Jr.                                              No. 33-56437.
10(e)*  Settlement Agreement, Waiver and General Release      Incorporated herein by
        dated September 19, 1994, by and between the          reference to Registration
        Registrant, Branch Banking and Trust Company (as      No. 33-56437.
        successor to Southern National Bank of North
        Carolina) and Gary E. Carlton.
10(f)   BB&T Corporation 401(k) Savings Plan (amended         Incorporated herein by
        effective January 1, 2000).                           reference to Exhibit 10(f)
                                                              in BB&T Corporation's
                                                              Annual Report on Form 10-K
                                                              filed on March 16, 2001.
10(g)*  BB&T Corporation 1995 Omnibus Stock Incentive Plan.   Incorporated herein by
                                                              reference to Exhibit 10(g)
                                                              filed in the Annual Report
                                                              on Form 10-K, filed March
                                                              17, 1997.
10(h)*  Form of Branch Banking and Trust Company Long-Term    Incorporated by reference
        Incentive Plan.                                       to the identified exhibit
                                                              under the Quarterly Report
                                                              on Form 10-Q, filed May
                                                              14, 1991.
10(i)*  Form of Branch Banking and Trust Company Executive    Incorporated by reference
        Incentive Compensation Plan.                          to the identified exhibit
                                                              under the Annual Report on
                                                              Form 10-K, filed February
                                                              22, 1985.

10(j)*  Southern National Deferred Compensation Plan for Key  Incorporated herein by
        Employees.                                            reference to Exhibit 10(j)
                                                              filed in the Annual Report
                                                              on Form 10-K, filed March
                                                              17, 1997.
10(k)*  BB&T Corporation Target Pension Plan.                 Incorporated herein by
                                                              reference to Exhibit 10(k)
                                                              filed in the Annual Report
                                                              on Form 10-K, filed March
                                                              17, 1997.
10(l)*  BB&T Corporation Supplemental Executive Retirement    Incorporated herein by
        Plan.                                                 reference to Exhibit 10(l)
                                                              filed in the Annual Report
                                                              on Form 10-K, filed March
                                                              17, 1997.
10(m)*  Settlement and Noncompetition Agreement, dated July   Incorporated herein by
        1, 1997, by and between the Registrant and E. Rhone   reference to Exhibit 10(m)
        Sasser.                                               filed in the Annual Report
                                                              on Form 10-K, filed March
                                                              18, 1998.
10(n)*  BB&T Corporation Supplemental Defined Contribution    Incorporated herein by
        Plan for Highly Compensated Employees.                reference to Registration
                                                              No. 333-69823.
10(o)*  Scott & Stringfellow, Inc. Executive and Employee     Incorporated herein by
        Retention Plan.                                       reference to Registration
                                                              No. 333-81471.
10(p)*  BB&T Corporation Non-Qualified Defined Contribution   Incorporated herein by
        Plan.                                                 reference to Registration
                                                              No. 333-50035.
10(q)*  BB&T Corporation Amended and Restated 1996 Short-     Incorporated herein by
        term Incentive Plan.                                  reference to Exhibit 10(q)
                                                              in BB&T Corporation's
                                                              Quarterly Report on Form
                                                              10-Q filed on May 11,
                                                              2001.
10(r)*  Amendment to 1995 Omnibus Stock Incentive Plan.       Incorporated herein by
                                                              reference to Registration
                                                              No. 333-36540.
10(s)*  Employment Agreement dated February 6, 2000, by and   Incorporated herein by
        between the Registrant and J. Holmes Morrison.        reference to Exhibit 10(s)
                                                              in BB&T Corporation's
                                                              Annual Report on Form 10-K
                                                              filed on March 16, 2001.
10(t)   BB&T Corporation Pension Plan (amended effective      Incorporated herein by
        January 1, 2000).                                     reference to Exhibit 10(t)
                                                              in BB&T Corporation's
                                                              Annual Report on Form 10-K
                                                              filed on March 16, 2001.

10(u)*  Amendment to BB&T Corporation Nonqualified Defined    Incorporated herein by
        Contribution Plan.                                    reference to Exhibit 10(u)
                                                              in BB&T Corporation's
                                                              Annual Report on Form 10-K
                                                              filed on March 16, 2001.
10(v)*  Amendment to BB&T Corporation Non-Employee            Incorporated herein by
        Directors' Deferred Compensation and Stock Option     reference to Exhibit 10(v)
        Plan.                                                 in BB&T Corporation's
                                                              Annual Report on Form 10-K
                                                              filed on March 16, 2001.
10(w)*  Amendment to the BB&T Corporation Supplemental        Incorporated herein by
        Defined Contribution Plan for Highly Compensated      reference to Exhibit 10(w)
        Employees.                                            in BB&T Corporation's
                                                              Annual Report on Form 10-K
                                                              filed on March 16, 2001.
11      Statement re Computation of Earnings Per Share.       Filed herewith as Note E.
22      Proxy Statement for the 2001 Annual Meeting of        Incorporated herein by
        Shareholders.                                         reference to BB&T
                                                              Corporation's Proxy
                                                              Statement filed on March
                                                              16, 2001.

*  Management compensatory plan or arrangement.

(b) Current Reports on Form 8-K during and following the quarter ended September 30,
   2001.

   On July 10, 2001, BB&T filed a Current Report on Form 8-K under Item 5 to announce that BB&T had entered into a definitive agreement to acquire Community First Banking Company of Carrollton, Georgia, and to file certain presentation material related to this transaction. On July 12, 2001, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the second quarter of 2001. On July 25, 2001, BB&T filed a Current Report on Form 8-K under Item 5, which was amended on July 27, 2001, to report BB&T's results of operations and financial condition restated for the accounts of Century South Banks, Inc., which merged into BB&T on June 7, 2001. On July 31, 2001, BB&T filed a Current Report on Form 8-K under Item 5 to announce a public offering of debt securities and to file the related underwriting agreement. On October 5, 2001, BB&T filed a Current Report on Form 8-K under Item 5, to report BB&T's results of operations and financial condition restated for the accounts of F&M National Corporation, which merged into BB&T on August 9, 2001. On October 11, 2001, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the third quarter of 2001.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    BB&T CORPORATION
                                                      (Registrant)

       Date: November 14, 2001              By: /s/ Scott E. Reed
                                     Scott E. Reed, Senior Executive Vice
                                         President and Chief Financial
                                                    Officer

       Date: November 14, 2001            By: /s/ Sherry A. Kellett
                                      Sherry A. Kellett, Senior Executive
                                                      Vice
                                           President and Controller
                                        (Principal Accounting Officer)