Form 10-K
period 2001-12-31
BB&T CORP
filed 2002-03-15
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2001

Commission File Number: 1-10853

BB&T CORPORATION
(Exact name of Registrant as specified in its Charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street
Winston-Salem, North Carolina	27101
(Address of principal executive offices)	(Zip Code)

(336) 733-2000
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Name of each exchange on which registered
Common Stock, $5 par value	New York Stock Exchange
Share Purchase Rights	New York Stock Exchange

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 31, 2002, was approximately $16.0 billion. The number of shares of the Registrant’s Common Stock outstanding on January 31, 2002, was 458,684,458. No shares of preferred stock were outstanding at January 31, 2002.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 23, 2002, are incorporated by reference in Part III of this report.

The Exhibit Index begins on page 114.

CROSS REFERENCE INDEX

			Page
PART I	Item 1	Business	5
	Item 2	Properties	20, 77
	Item 3	Legal Proceedings	94
	Item 4	Submission of Matters to a Vote of Shareholders
		None
PART II	Item 5	Market for the Registrant’s Common Stock and Related Shareholder Matters	54
	Item 6	Selected Financial Data	57
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	45
	Item 8	Financial Statements and Supplementary Data
		Consolidated Balance Sheets at December 31, 2001 and 2000	60
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2001	61
		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2001	62
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001	63
		Notes to Consolidated Financial Statements	64
		Report of Independent Public Accountants	59
		Quarterly Financial Summary for 2001 and 2000	56
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
		None
PART III	Item 10	Directors and Executive Officers of the Registrant	*, 20
	Item 11	Executive Compensation	*
	Item 12	Security Ownership of Certain Beneficial Owners and Management	*
	Item 13	Certain Relationships and Related Transactions	*
PART IV	Item 14	Exhibits, Financial Statement Schedules and Reports on Form 8-K
	(a)(1)	Financial Statements (See Item 8 for reference).
	(2)	Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable, except as referred to in Item 8.
	(3)	Exhibits have been filed separately with the Commission and are available upon written request.
	(b)	Current Reports on Form 8-K filed during the fourth quarter of 2001.

	Type	Date Filed	Reporting Purpose
	Item 5	October 5, 2001	To restate BB&T’s Annual Report on Form 10-K for December 31, 2000 for the accounts of F&M National Corporation.
	Item 5	October 11, 2001	To report the financial results for BB&T Corporation (“BB&T”) for the third quarter of 2001.
	Item 5	November 8, 2001	To report plans to acquire Mid-America Bancorp of Louisville, Kentucky.
	Item 5	November 8, 2001	To report plans to acquire AREA Bancshares Corporation of Owensboro, Kentucky.
	Item 5	November 13, 2001	To amend the November 8, 2001 filing announcing plans to acquire Mid-America Bancorp.

(c)	Exhibits—See Item 14(a)(3)

(d)	Financial Statement Schedules—See Item 14(a)(2)

*
The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation of Executive Officers”, “Retirement Plans” and “Compensation Committee Report on Executive Compensation” in the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Security Ownership” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Compensation Committee Interlocks and Insider Participation” and “Transactions with Executive Officers and Directors” in the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders.

DESCRIPTION OF BUSINESS

General

BB&T Corporation (“BB&T” or “the Corporation”) is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its banking subsidiaries, which have offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama and the metropolitan Washington, D.C. area.

Forward-Looking Statements

This report contains forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins or the volumes or values of loans made or held; (3) general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged; (5) costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected; (6) expected cost savings associated with pending mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following pending mergers may be greater than expected; (8) competitors of BB&T may have greater financial resources and develop products that enable such competitors to compete more successfully than BB&T; and (9) adverse changes may occur in the securities markets.

Significant Subsidiaries

At December 31, 2001, the principal assets of BB&T included all of the outstanding shares of common stock of:

•	Branch Banking and Trust Company, Winston-Salem, North Carolina;

•	Branch Banking and Trust Company of South Carolina, Greenville, South Carolina;

•	Branch Banking and Trust Company of Virginia, Richmond, Virginia;

•	F&M Bank—Atlantic, Gloucester, Virginia;

•	F&M Bank—Central Virginia, Charlottesville, Virginia;

•	F&M Bank—Highlands, Covington, Virginia;

•	F&M Bank—Maryland, Landover, Maryland;

•	F&M Bank—Massanutten, Harrisonburg, Virginia;

•	F&M Bank—Northern Virginia, Fairfax, Virginia;

•	F&M Bank—Peoples, Warrenton, Virginia;

•	F&M Bank—Richmond, Richmond, Virginia;

•	F&M Bank—Southern Virginia, Emporia, Virginia;

•	F&M Bank—West Virginia, Ranson, West Virginia;

•	F&M Bank—Winchester, Winchester, Virginia;

•	Community First Bank, Carrollton, Georgia;

•	Regional Acceptance Corporation, Greenville, North Carolina;

•	Scott & Stringfellow, Inc., Richmond, Virginia;

•	Sheffield Financial Corporation, Clemmons, North Carolina; and

•	BB&T Factors Corporation, High Point, North Carolina.

Branch Banking and Trust Company (“Branch Bank”), BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. The following table reflects BB&T’s deposit market share and branch locations at December 31, 2001.

BB&T Deposit Market Share and Branch Locations
December 31, 2001

	% of BB&T’s Deposits	Deposit Market Share Rank	Number of Branches
North Carolina*	37%	2nd	336
Virginia	18	4th	278
Georgia	11	6th	130
South Carolina	9	3rd	93
West Virginia	9	1st	98
Maryland	6	8th	89
Tennessee	2	11th	38
Washington, D.C.	1	6th	8

*	Excludes home office deposits

In addition to the markets described in the table above, BB&T operated nine branches in Kentucky and two branches in Alabama. After the completion of two pending acquisitions, BB&T will operate 108 branches in Kentucky and rank 3rd in the state in deposit market share and will also operate a branch in Indiana.

Branch Bank’s principal subsidiaries include BB&T Leasing Corp., based in Charlotte, North Carolina, which specializes in lease financing to commercial businesses; BB&T Investment Services, Inc., located in Charlotte, North Carolina, which offers nondeposit investment alternatives, including fixed-rate and variable-rate annuities, mutual funds and discount brokerage services; BB&T Insurance Services, Inc., headquartered in Raleigh, North Carolina, which is the 10th largest insurance agency network in the country; and W.E. Stanley, Inc., an actuarial and employee benefits consulting firm headquartered in Greensboro, North Carolina.

Branch Bank has a number of additional subsidiaries including but not limited to the following: Prime Rate Premium Finance Corporation, Inc. (“Prime Rate”), located in Florence, South Carolina, which provides insurance premium financing primarily to clients in BB&T’s principal market area; Laureate Capital Corp. (“Laureate”), located in Charlotte, North Carolina, which principally specializes in arranging financing of commercial and multi-family real estate; BB&T Asset Management, located in Raleigh, North Carolina, a registered investment adviser which manages customized investment portfolios for affluent individuals, businesses and institutional investors; and Lendmark Financial Services, Inc., located in Conyers, Georgia, which offers alternative consumer and mortgage loans to clients unable to meet BB&T’s normal consumer and mortgage loan guidelines.

Branch Banking and Trust Company of South Carolina (“BB&T-SC”) operated 93 banking offices at December 31, 2001. BB&T-SC is the third largest bank in South Carolina in terms of deposit market share.

Branch Banking and Trust Company of Virginia (“BB&T-VA”) operated 278 banking offices in Virginia at December 31, 2001. BB&T-VA is the fourth largest bank in Virginia in terms of deposit market share.

Scott & Stringfellow, Inc. (“Scott & Stringfellow”) is an investment banking and full-service brokerage firm located in Richmond, Virginia. At December 31, 2001, Scott & Stringfellow operated 22 full-service retail brokerage offices in Virginia, 11 in North Carolina, and seven in South Carolina. Scott & Stringfellow specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking, financial advisory services, and debt underwriting services to a variety of regional tax-exempt issuers.

The primary services offered by BB&T’s subsidiaries include:

•	small business lending

•	commercial middle market lending

•	retail lending

•	home equity lending

•	sales finance

•	mortgage lending

•	leasing

•	asset management

•	trust services

•	agency insurance

•	treasury services

•	investment brokerage services

•	capital markets services

•	factoring

•	asset-based lending

•	international banking services

•	cash management

•	electronic payment services

•	credit and debit card services

•	consumer finance

•	payroll processing

The following table discloses selected financial information related to BB&T’s significant banking subsidiaries. Additionally, please see Note S. in the “Notes to Consolidated Financial Statements” for further discussion relating to BB&T’s reportable business segments.

Table 1
Selected Financial Data of Significant Banking Subsidiaries
(Dollars in thousands)

	As of / For the Year Ended December 31, 2001
	Branch Bank	BB&T-SC	BB&T-VA
Total assets	$54,700,008	$6,294,110	$6,912,008
Securities	13,125,442	232,304	2,203,656
Loans and leases, net of unearned income(1)	33,896,309	4,723,568	4,143,302
Deposits	32,103,069	4,569,321	5,268,198
Shareholder’s equity	4,742,168	504,439	674,666
Net interest income	1,797,728	211,839	200,643
Provision for loan and lease losses	127,648	21,666	14,921
Noninterest income	1,153,281	81,792	82,995
Noninterest expense	1,672,477	151,143	219,995
Net income	808,408	80,759	29,025

	As of / For the Year Ended December 31, 2000
	Branch Bank	BB&T-SC	BB&T-VA
Total assets	$49,624,872	$5,249,100	$6,254,434
Securities	13,010,508	389,331	564,472
Loans and leases, net of unearned income(1)	32,297,441	4,008,789	4,028,827
Deposits	30,567,633	3,952,819	4,877,131
Shareholder’s equity	3,984,180	378,740	595,603
Net interest income	1,495,116	230,877	235,543
Provision for loan and lease losses	84,777	12,554	12,529
Noninterest income	649,752	55,306	23,704
Noninterest expense	1,376,967	125,123	178,203
Net income	479,230	95,175	42,122

	As of / For the Year Ended December 31, 1999
	Branch Bank	BB&T-SC	BB&T-VA
Total assets	$42,518,374	$4,842,462	$6,550,666
Securities	10,433,803	477,705	1,681,540
Loans and leases, net of unearned income(1)	27,912,705	3,698,046	4,265,276
Deposits	27,002,712	3,686,484	4,563,833
Shareholder’s equity	3,177,725	364,060	617,758
Net interest income	1,413,113	216,781	237,715
Provision for loan and lease losses	78,860	15,491	7,376
Noninterest income	712,732	68,473	59,324
Noninterest expense	1,273,802	126,689	180,430
Net income	538,255	91,059	68,756

(1)	Includes loans held for sale.

Merger Strategy

BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BB&T’s acquisition strategy is focused on three primary objectives:

•
to pursue acquisitions of banks and thrifts in the Carolinas, Virginia, Maryland, Washington D.C., Georgia, West Virginia, Tennessee, Kentucky, Ohio and Florida with assets in the $250 million to $10 billion range,

•	to acquire companies in niche markets that provide products or services that can be offered through the existing distribution system to BB&T’s current customer base, and

•	to consider strategic acquisitions in new markets that are economically feasible and provide positive long-term benefits.

BB&T has consummated acquisitions of 60 community banks and thrifts, 53 insurance agencies and 16 nonbank financial services providers over the last fifteen years. BB&T expects to continue to take advantage of the consolidation in the financial services industry and expand and enhance its franchise through mergers and acquisitions. The consideration paid for these acquisitions may be in the form of cash, debt or BB&T stock. The amount of consideration paid to complete these transactions may be in excess of the book value of the underlying net assets acquired, which could have a dilutive effect on BB&T’s earnings per share or book value. In addition, acquisitions often result in significant front-end charges against earnings; however, cost savings, especially incident to in-market bank and thrift acquisitions, are also typically anticipated.

Competition

The financial services industry is highly competitive and dramatic change continues to occur. BB&T’s subsidiaries compete actively with national, regional and local financial services providers, including banks, thrifts, securities dealers, mortgage bankers, finance companies and insurance companies. Competition among providers of financial products and services continues to increase with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to rapidly consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchise of acquirers. For additional information concerning markets, BB&T’s competitive position and business strategies, see “Market Area” and “Lending Activities” below.

Market Area

BB&T’s primary market area consists of North and South Carolina, Virginia, Maryland, Georgia, eastern Tennessee, West Virginia, Kentucky and Washington, D.C. The area’s employment base is diverse and primarily consists of manufacturing, general services, agricultural, wholesale/retail trade, technology and financial services. BB&T believes its current market area is economically strong and will support consistent growth in assets and deposits in the future. Even so, management intends to continue expanding the BB&T franchise. Management strongly believes that BB&T’s community bank approach to providing client service is a competitive advantage which strengthens the Corporation’s ability to enter new markets and effectively provide financial products and services to businesses and individuals in these markets.

Lending Activities

The primary goal of the BB&T lending function is to help clients achieve their financial goals and secure their financial futures on terms that are fair to the clients and profitable to the Corporation.

This purpose can best be accomplished by building strong, profitable client relationships over time, with BB&T becoming an important contributor to the prosperity and well being of its clients. BB&T’s philosophy of lending is to attempt to meet the business and consumer credit needs within defined market segments where standards of profitability, client relationships and credit quality can be met. Based on internal analyses, this philosophy has resulted in BB&T’s loan portfolio consistently outperforming the average of a group of BB&T’s peer banks in terms of asset quality, portfolio yield and rate of growth.

BB&T focuses lending efforts on small to intermediate commercial and industrial loans, one-to-four family residential mortgage loans and consumer loans. Typically, fixed-rate residential mortgage loans are sold in the secondary mortgage market and adjustable-rate residential mortgages are generally retained in the portfolio. Servicing rights on mortgage loans sold are typically retained by BB&T. As of December 31, 2001, BB&T’s total mortgage servicing portfolio was approximately $29.2 billion. BB&T conducts the majority of its lending activities in the context of the Corporation’s community bank focus, with lending decisions made as close to the client as practicable.

The following table summarizes BB&T’s loan portfolio based on the underlying collateral, rather than the primary purpose of the loan.

Table 2
Composition of Loan and Lease Portfolio

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Commercial, financial and agricultural loans	$6,551,073	$6,555,578	$6,025,337	$5,675,978	$5,210,203
Lease receivables	5,012,110	4,453,598	2,606,002	1,620,326	788,462
Real estate—construction and land development loans	5,334,108	4,264,275	4,227,146	3,288,411	3,085,299
Real estate—mortgage loans	25,542,288	25,239,698	22,712,509	20,574,669	18,643,701
Consumer loans	5,965,010	5,891,059	5,091,840	4,505,704	4,386,600

Total loans and leases held for investment	48,404,589	46,404,208	40,662,834	35,665,088	32,114,265
Loans held for sale	1,907,416	906,244	390,338	1,375,135	668,732

Total loans and leases	50,312,005	47,310,452	41,053,172	37,040,223	32,782,997
Less: unearned income	(2,868,832)	(2,483,377)	(1,250,129)	(746,031)	(531,920)

Net loans and leases	$47,443,173	$44,827,075	$39,803,043	$36,294,192	$32,251,077

Mortgage Banking

BB&T is a large originator of residential mortgage loans, with originations in 2001 of $10.5 billion. BB&T offers various types of fixed- and adjustable-rate loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. Risks associated with the residential lending function include interest rate risk, which is mitigated through the sale of substantially all fixed-rate loans, and default risk by the borrower, which is lessened through underwriting procedures and mortgage insurance. BB&T also purchases residential mortgage loans from more than 100 correspondent originators. The loans purchased from third-party originators are subject to the same underwriting and risk management criteria as loans originated internally.

Laureate Capital, a wholly-owned subsidiary of BB&T, provides commercial mortgage banking services that include arranging permanent commercial and multi-family real estate loans and servicing loans for third party investors.

Commercial Lending

BB&T’s commercial lending program is generally targeted to serve small-to-middle market businesses with sales of $200 million or less, although in-house limits do allow lending to larger customers, including national customers who have business connections with the Corporation’s geographically-served markets. Commercial lending includes commercial, financial, agricultural, industrial and real estate loans. Pricing on commercial loans, driven largely by competition, is usually tied to market indexes, such as the prime rate, the London Interbank Offer Rate (“LIBOR”) or rates on U.S. Treasury securities. For the third time in four years, BB&T received recognition from the U.S. Small Business Administration as the #1 “small business friendly” bank in the United States. Management believes that commercial lending to small and mid-sized businesses is BB&T’s strongest market, as BB&T has the largest market share of small business lending in the Carolinas.

Construction Lending

Real estate construction loans include construction / permanent loans, which are intended to convert to permanent one-to-four family residential mortgage loans upon completion of the construction. BB&T is also a commercial construction lender. Loans for commercial construction are usually to in-market developers, businesses, individuals or real estate investors for the construction of commercial structures in BB&T’s market area. They are made for purposes including, but not limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, hotels and warehouses. The properties may be constructed for sale, lease or owner-occupancy.

Consumer Lending

BB&T offers a wide variety of consumer loan products. Various types of secured and unsecured loans are marketed to qualifying, existing clients and to other creditworthy candidates in BB&T’s market area. Home equity loans and lines are underwritten with note amounts and credit limits that ensure consistency with the Corporation’s policies. Numerous forms of unsecured loans, including revolving credits (e.g. credit cards, checking account overdraft protection and personal lines of credit) are provided and various installment loan products, such as vehicle loans, are offered. As a home equity lender, BB&T is ranked third in portfolio size in North Carolina and Virginia, first in portfolio size in South Carolina and 11th nationwide.

Leasing

BB&T provides commercial leasing products and services through BB&T Leasing Corp. (“Leasing”), a subsidiary of Branch Bank. Leasing provides three primary products: finance or capital leases, true leases (as defined under the Internal Revenue Code) and other operating leases for vehicles, rolling stock and tangible personal property. Leasing also provides lease-related services for small to medium-sized commercial customers. In addition to the services offered by Leasing, other BB&T subsidiaries provide leases to municipalities and invest in various types of leveraged lease transactions.

The following table presents BB&T’s total loan portfolio based on the primary purpose of the loan, rather than the underlying collateral:

Table 3
Composition of Loan and Lease Portfolio Based on Loan Purpose (1)

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Loans and leases, net of unearned income
Business loans	$23,640,081	$21,885,646	$18,884,501	$16,308,568	$16,001,851
Lease receivables	2,319,061	2,100,965	1,508,396	992,684	616,302

Total commercial loans and leases	25,959,142	23,986,611	20,392,897	17,301,252	16,618,153

Sales Finance	2,940,364	2,844,970	2,565,439	2,254,190	1,773,089
Revolving Credit	951,319	863,089	713,585	602,521	571,755
Direct Retail	8,273,829	8,336,368	7,526,163	6,466,926	5,742,350

Total consumer loans	12,165,512	12,044,427	10,805,187	9,323,637	8,087,194

Mortgage loans	9,318,519	8,796,037	8,604,959	9,669,303	7,545,730

Total loans and leases	$47,443,173	$44,827,075	$39,803,043	$36,294,192	$32,251,077

(1)	Loans and leases include loans held for sale.

The following table reflects the scheduled maturities of commercial, financial and agricultural loans, as well as construction loans:

Table 4
Selected Loan Maturities and Interest Sensitivity (1)

	December 31, 2001
	Commercial, Financial and Agricultural	Real Estate: Construction	Total
	(Dollars in thousands)
Fixed rate:
1 year or less (2)	$540,018	$295,722	$835,740
1-5 years	783,613	379,511	1,163,124
After 5 years	143,809	146,219	290,028

Total	1,467,440	821,452	2,288,892

Variable rate:
1 year or less (2)	2,877,336	2,712,106	5,589,442
1-5 years	1,896,195	1,520,765	3,416,960
After 5 years	310,102	279,785	589,887

Total	5,083,633	4,512,656	9,596,289

Total loans and leases (3)	$6,551,073	$5,334,108	$11,885,181

(1)	Balances include unearned income.
(2)	Includes loans due on demand.

(Dollars in thousands)
(3) The above table excludes:
(i) consumer loans to individuals for household, family and other personal expenditures	$5,965,010
(ii) real estate mortgage loans	25,542,288
(iii) loans held for sale	1,907,416
(iv) leases	5,012,110

Total	$38,426,824

Scheduled repayments are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms. BB&T’s credit policy does not permit automatic renewals of loans. At the scheduled maturity date (including balloon payment date), the customer must request a new loan to replace the matured loan and execute a new note with rate, terms and conditions negotiated at that time.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses charged against earnings. The level of the allowance for loan and lease losses reflects management’s best estimate of probable losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Management’s evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers the loans’ “risk grades,” the estimated fair value of the underlying collateral, current economic conditions, historical loan loss experience and other current factors that warrant consideration in determining an adequate allowance. BB&T’s objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events.

Reserve Policy and Methodology

The allowance for loan and lease losses is composed of general reserves, specific reserves and an unallocated reserve. General reserves are established for the commercial loan portfolio using loss percentages that are determined based on management’s evaluation of the losses inherent in the various risk grades of commercial loans. Commercial loans are categorized as one of ten risk grades based on management’s assessment of the overall credit quality of the loan, including the payment history, the financial position of the borrower, underlying collateral, internal credit reviews and the results of external regulatory examinations. The general reserve percentages described above are then applied to each risk grade to calculate the necessary allowance to cover inherent losses in each risk category. The following table presents the risk grades and reserve percentages applicable to each grade at December 31, 2001 and 2000:

Table 5
General Reserves for Commercial Loans
December 31, 2001 and 2000

Risk Grade	Percentage of Commercial Loans by Risk Grade		General Reserve Percentage
	2001	2000	2001	2000
Risk 0 (Loans from acquired institutions *)	0.16%	1.22%	1.30%	1.30%
Risk 1 (Superior Quality)	4.23	3.17	0.10	0.10
Risk 2 (High Quality)	14.03	14.41	0.20	0.20
Risk 3 (Very Good Quality—Normal Risk)	28.36	28.43	0.60	0.60
Risk 4 (Good Quality—Normal Risk)	33.14	33.76	1.30	1.30
Risk 5 (Acceptable Quality)	11.85	13.50	2.25	2.25
Risk 6 (Management Attention)	4.42	3.02	3.25	3.25
Risk 7 (Special Mention)	1.02	0.55	5.00	5.00
Risk 8 (Substandard)	2.77	1.91	15.00	15.00
Risk 9 (Doubtful)	0.02	0.03	50.00	50.00

*	Companies that had been acquired by BB&T but had not been converted to BB&T’s operating systems at the dates indicated.

The general reserve percentages used have been determined by management to be appropriate based primarily on historical loan losses and the level of risk assumed for the various risk grades. The reserve percentages for Special Mention, Substandard and Doubtful are based on rates used by banking regulators in conjunction with their examination of BB&T.

The process of classifying commercial loans into the appropriate risk grades is performed initially as a component of the approval of the loan by the appropriate credit officer. Based on the size of the loan, senior credit officers and/or the loan committee may review the classification to ensure accuracy and consistency of classification. Loan classifications are frequently reviewed by internal credit examiners to determine if any changes in the circumstances of the loan require a different risk grade. To determine the most appropriate risk grade classification for each loan, credit officers examine the borrower’s liquidity level, the quality of any collateral, the amount of the borrower’s other indebtedness, cash flow, earnings, sources of financing and existing lending relationships.

Specific reserves are provided on impaired commercial loans that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of BB&T’s loss exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general allowance calculations described above to prevent duplicate reserves. The calculations of specific reserves on commercial loans incorporate the results of measuring impaired loans pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan.” SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is impaired when, based on current information and events, it is probable that BB&T will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the measure of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded through a specific reserve. It is BB&T’s policy to classify and disclose all commercial loans greater than $300,000 that are on nonaccrual status as impaired loans. See Note D. in the “Notes to Consolidated Financial Statements” for disclosures relating to impaired loans. Substantially all other loans made by BB&T are excluded from the scope of SFAS No. 114 as they are comprised of large groups of smaller balance homogeneous loans (e.g. residential mortgage and consumer installment) that are evaluated collectively for impairment.

General reserves are provided for noncommercial loans based on a weighted average of actual loss experience for the most recent four-year period of each major loan category, which is then applied to the total outstanding loan balance of each loan category at the end of the period. The weighted average loss experience, applied to each category of non-commercial loans at December 31, 2001, was determined as follows: a 40% weight was assigned to the 2001 loss experience for each category, a 30% weight to the loss ratio for 2000, a 20% weight to the loss ratio for 1999, and a 10% weight applied to the loss ratio for 1998. This methodology places greater emphasis on more recent loss trends and therefore, provides a self-correcting mechanism for the differences between estimated and actual losses.

There are two primary components considered in determining an appropriate level for the unallocated reserve. A portion of the unallocated reserve is established to cover the elements of imprecision and estimation risk inherent in the calculations of the general and specific reserves described above. The remaining portion of the unallocated reserve is determined based on management’s evaluation of various conditions that are not directly measured by any other component of the reserve, including current general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal credit examinations and results from external bank regulatory examinations.

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

The following table discloses an allocation of the allowance for loan and lease losses at the end of each of the past five years. The allowance has been allocated by applying the methodologies described above to the loan portfolios based on the underlying purpose of the loans. Amounts applicable to years prior to 2001 have been restated for acquisitions accounted for as poolings of interests, except for recent acquisitions not yet converted to BB&T’s systems. The allowance for merged companies that have been converted to BB&T’s operating systems have been allocated to the various loan categories based on the historic percentages applied to BB&T’s loan categories. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 6
Allocation of Allowance for Loan and Lease Losses by Category

	December 31,
	2001		2000		1999		1998		1997
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Business loans and leases	$393,085	55%	$295,918	54%	$247,005	51%	$212,472	48%	$191,337	52%

Direct Retail	31,060	17	20,665	19	23,174	19	19,041	18	16,769	18
Sales Finance	32,060	6	28,058	6	30,620	6	27,701	5	29,082	5
Revolving Credit	29,823	2	25,901	2	26,664	2	25,805	2	20,093	2

Total Consumer	92,943	25	74,624	27	80,458	27	72,547	25	65,944	25

Mortgage	2,477	20	2,700	19	2,420	22	3,533	27	2,757	23
Acquired Subsidiaries (1)	51,814	—	83,259	—	63,892	—	59,816	—	58,004	—
Unallocated	104,099	—	121,606	—	135,461	—	142,251	—	117,651	—

Total	$644,418	100%	$578,107	100%	$529,236	100%	$490,619	100%	$435,693	100%

(1)	Companies that had been acquired by BB&T but had not been converted to BB&T’s operating system at the dates indicated.

The following table discloses information relevant to BB&T’s allowance for loan and lease losses for the last five years.

Table 7
Analysis of Allowance for Loan and Lease Losses

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)

Balance, beginning of period	$578,107	$529,236	$490,619	$435,693	$387,280

Charge-offs:
Commercial, financial and agricultural	(63,387)	(33,214)	(34,693)	(23,605)	(26,531)
Real estate	(41,035)	(20,759)	(19,239)	(16,165)	(19,670)
Consumer	(124,359)	(93,040)	(79,075)	(85,505)	(87,212)
Lease receivables	(2,448)	(3,502)	(993)	(1,167)	(671)

Total charge-offs	(231,229)	(150,515)	(134,000)	(126,442)	(134,084)

Recoveries:
Commercial, financial and agricultural	14,985	12,358	13,087	9,649	9,537
Real estate	4,824	3,788	4,823	4,787	6,117
Consumer	23,955	21,430	17,344	15,645	12,310
Lease receivables	375	312	107	425	232

Total recoveries	44,139	37,888	35,361	30,506	28,196

Net charge-offs	(187,090)	(112,627)	(98,639)	(95,936)	(105,888)

Provision charged to expense	224,318	147,187	126,559	126,269	136,863

Allowance of loans acquired in purchase transactions	29,083	14,311	10,697	24,593	17,438

Balance, end of period	$644,418	$578,107	$529,236	$490,619	$435,693

Average loans and leases (1)	$46,589,966	$41,933,641	$37,819,870	$34,216,258	$30,534,941

Net charge-offs as a percentage of average loans and leases	.40%	.27%	.26%	.28%	.35%

(1)	Loans and leases are net of unearned income and include loans held for sale.

Nonperforming Assets and Classified Assets

Nonperforming assets include nonaccrual loans and leases, foreclosed real estate and other repossessed collateral. It is BB&T’s policy to place commercial loans and leases on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest become doubtful. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful. Mortgage loans and other consumer loans are also placed on nonaccrual status when full collection of principal and interest becomes doubtful, or they become delinquent for a specified period of time.

Investment Activities

BB&T maintains a portion of its assets as investment securities. BB&T’s subsidiary banks invest in securities as allowable under bank regulations. These securities include all obligations of the U.S. Treasury, agencies of the U.S. government, including mortgage-backed securities and allowed derivatives, bank eligible obligations of any state or political subdivision, bank eligible corporate obligations, including commercial paper, negotiable certificates of deposit, bankers acceptances, mutual funds and limited types of equity securities. BB&T’s bank subsidiaries may also deal in securities subject to the provisions of the GLB Act. Scott & Stringfellow, BB&T’s full-service brokerage and investment banking subsidiary, is permitted to engage in the underwriting, trading and sales of equity and debt securities subject to the risk management policies of the Corporation.

BB&T’s investment activities are governed internally by a written, board-approved policy. Investment policy is carried out by the Corporation’s Asset/Liability Committee (“ALCO”), which meets regularly to review the economic environment, assess current activities for appropriateness and establish investment strategies. The ALCO also has much broader responsibilities, which are discussed in “Market Risk Management”, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investment strategies are established by the ALCO in consideration of the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Corporation. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits as prescribed by law and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

The following table provides information regarding the composition of BB&T’s securities portfolio at the end of each of the past three years. BB&T’s trading securities reflected in the accompanying table represent positions held primarily by Scott & Stringfellow.

Table 8
Composition of Securities Portfolio

	December 31,
	2001	2000	1999
	(Dollars in thousands)
Trading Securities (at estimated fair value):	$97,675	$96,719	$93,221

Securities held to maturity (at amortized cost):
U.S. Treasury and U.S. government agency obligations	40,496	536,863	468,243
States and political subdivisions	—	80,479	441,772
Mortgage-backed securities	—	1,739	7,542
Other securities	—	3,021	5,158

Total securities held to maturity	40,496	622,102	922,715

Securities available for sale (at estimated fair value):
U.S. Treasury and U.S. government agency obligations	10,918,219	9,727,118	6,316,552
States and political subdivisions	1,008,973	1,038,555	684,833
Mortgage-backed securities	3,425,288	2,805,607	4,426,303
Other securities	1,269,204	1,659,843	1,974,566

Total securities available for sale	16,621,684	15,231,123	13,402,254

Total securities	$16,759,855	$15,949,944	$14,418,190

Sources of Funds

Deposits are the primary source of funds for lending and investing activities. Scheduled payments and maturities, as well as prepayments from portfolios of loans and investment securities also provide a stable source of funds. Federal Home Loan Bank (“FHLB”) advances, Federal funds purchased and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources.

Deposits

Deposits are attracted principally from clients within BB&T’s market area through the offering of a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money rate savings, investor deposit accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are set by the ALCO and are determined based on (i) the interest rates offered by competitors, (ii) anticipated amount and timing of funding needs (iii) availability of and cost of alternative sources of funding and (iv) anticipated future economic conditions and interest rates. Client deposits are attractive sources of liquidity because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other BB&T services.

The following table provides information regarding the scheduled maturities of time deposits that are $100,000 and greater at December 31, 2001.

Table 9
Scheduled Maturities of Time Deposits $100,000 and Greater
December 31, 2001
(Dollars in thousands)

Maturity Schedule
Less than three months	$1,532,182
Three through six months	1,138,629
Seven through twelve months	1,354,816
Over twelve months	872,596

Total	$4,898,223

Borrowed Funds

BB&T’s ability to borrow funds through nondeposit sources provides additional flexibility in meeting the liquidity needs of customers. Short-term borrowed funds include master notes, securities sold under repurchase agreements, short-term FHLB advances, Federal funds purchased and U.S. Treasury tax and loan depository note accounts. See Note H. in the “Notes to Consolidated Financial Statements” for additional disclosures related to short-term borrowed funds. The following table summarizes certain pertinent information for the past three years with respect to BB&T’s short-term borrowed funds:

Table 10
Short-Term Borrowed Funds

	As of / For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Maximum outstanding at any month-end during the year	$7,399,378	$8,822,265	$8,648,596
Balance outstanding at end of year	6,649,100	7,309,978	8,392,344
Average outstanding during the year	6,239,137	6,910,849	6,709,177
Average interest rate during the year	3.78%	5.95%	4.88%
Average interest rate at end of year	3.67	6.07	4.31

BB&T also utilizes longer-term borrowings when management determines that the pricing and maturity options available through these sources create cost-effective options for funding asset growth and satisfying capital needs. BB&T’s long-term borrowings include capitalized leases, medium-term bank notes, long-term FHLB advances, subordinated debt issued by BB&T Corporation and trust preferred securities. See Note I. in the “Notes to Consolidated Financial Statements” for additional disclosures related to long-term borrowings.

Employees

At December 31, 2001, BB&T had approximately 20,400 full-time equivalent employees compared to approximately 17,500 full-time equivalent employees at December 31, 2000.

Properties

BB&T and its significant subsidiaries occupy headquarters offices that are either owned or operated under long-term leases, and also own free-standing operations centers, with its primary operations and information technology center located in Wilson, North Carolina. BB&T also owns or leases significant office space used as the Corporation’s headquarters in Winston-Salem, North Carolina. At December 31, 2001, BB&T’s subsidiary banks operated 1,081 branch offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama and Washington, D.C. Branch office locations are owned or leased. Management believes that the premises occupied by BB&T and its subsidiaries are well-located and suitably equipped to serve as financial services facilities. See Note F. “Premises and Equipment” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to BB&T’s properties and other fixed assets.

Executive Officers of BB&T

BB&T’s Chairman and Chief Executive Officer is John A. Allison, IV. Mr. Allison is 53 and has 31 years of service with the Corporation. Henry G. Williamson, Jr., is the Chief Operating Officer for the Corporate Group. Mr. Williamson is 54 and has 30 years of service with the Corporation. Kelly S. King is the President of BB&T Corporation and is the Senior Executive Vice President for the Branch Network. Mr. King is 53 and has 30 years of service with the Corporation. W. Kendall Chalk is the Senior Executive Vice President for the Lending Group. Mr. Chalk is 56 and has served the Corporation for 27 years. Scott E. Reed is a Senior Executive Vice President and the Corporation’s Chief Financial Officer. Mr. Reed is 53 and has 30 years of service with the Corporation. Robert E. Greene is the President of Branch Banking and Trust Company and is the Senior Executive Vice President for Administrative Services for the Corporation. Mr. Greene is 53 and has served the Corporation for 29 years. Sherry A. Kellett is a Senior Executive Vice President and the Corporation’s Controller. Ms. Kellett is 57 and has 17 years of service with the Corporation. C. Leon Wilson III is a Senior Executive Vice President and is the Corporation’s Operations Division Manager. Mr. Wilson is 46 and has served BB&T for 25 years.

REGULATORY CONSIDERATIONS

General

As a financial holding company under the Gramm-Leach-Bliley Act of 1999, BB&T is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the “BHCA”) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As state-chartered commercial banks, Branch Bank, BB&T-SC and BB&T-VA (collectively, the “State-Chartered Banks”) are subject to regulation, supervision and examination by state bank regulatory authorities in their respective home states. These authorities include the North Carolina Commissioner of Banks, in the case of Branch Bank, the South Carolina Commissioner of Banking, in the case of BB&T-SC, and the Virginia State Corporation Commission’s Bureau of Financial Institutions, in the case of BB&T-VA. Each of the State-Chartered Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). At December 31, 2001, BB&T also operated twelve depository institutions that were subsidiaries of bank holding companies acquired by BB&T during 2001 (the “Acquired Banks”) that will be merged into either Branch Bank, BB&T-SC or BB&T-VA, as appropriate, during 2002. These banks include F&M Bank – Atlantic, F&M Bank – Central Virginia, F&M Bank – Highlands, F&M Bank – Maryland, F&M Bank – Massanutten, F&M Bank – Northern Virginia, F&M Bank – Peoples, F&M Bank – Richmond, F&M Bank – Southern Virginia, F&M Bank – West Virginia, F&M Bank –Winchester, and Community First Bank. Community First Bank is a state-chartered bank subject to supervision by the Georgia Department of Banking and Finance; F&M Bank – Maryland is a state-chartered bank subject to supervision by the Maryland Division of Financial Regulation of the Department of Labor, Licensing and Regulation; F&M Bank – West Virginia is a state-chartered bank subject to supervision by the West Virginia Division of Banking; and F&M Bank – Atlantic, F&M Bank – Central Virginia, F&M Bank – Massanutten, F&M Bank – Northern Virginia, F&M Bank – Peoples, F&M Bank – Richmond, F&M Bank – Southern Virginia, F&M Bank – Highlands, and F&M Bank – Winchester, are state-chartered banks subject to supervision by the Virginia Bureau of Financial Institutions. In addition to the state regulators discussed herein, each of the Acquired Banks that is state-chartered is also subject to regulation, supervision, and examination by the FDIC (in the case of Community First Bank) or the Federal Reserve Board (in the case of the above-referenced F&M Banks). (References herein to the “Banks” include these Acquired Banks and the State-Chartered Banks). State and Federal law also govern the activities in which the Banks engage, the investments they make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Banks’ operations.

In addition to banking laws, regulations and regulatory agencies, BB&T and certain of its subsidiaries and affiliates are subject to various other laws, regulations, supervision and examination by other state and federal regulatory agencies. These include the regulation, examination and supervision of BB&T’s subsidiaries and affiliates engaged in securities underwriting, dealing, brokerage, investment advisory activities and insurance activities.

The earnings of BB&T’s subsidiaries, and therefore the earnings of BB&T, are affected by general economic conditions, management policies, changes in state and Federal legislation and actions of various regulatory authorities, including those referred to above. The following description summarizes the significant state and Federal laws to which BB&T and the Banks are subject. To the extent statutory or regulatory provisions or proposals are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

The Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (the “GLB Act” or the “Act”), signed into law on November 12, 1999, amended a number of Federal banking laws that affect BB&T and its subsidiary banks, and the provisions of the Act that are believed to be of most significance to BB&T are discussed below. In particular, the GLB Act permits a bank holding company to elect to become a financial holding company. In order to become and maintain its status as a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating. BB&T filed an election and on June 14, 2000, became a financial holding company.

Under the BHCA, a financial holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA, as amended by the GLB Act, now generally limits the activities of a bank holding company that is a financial holding company to that of banking, managing or controlling banks; performing certain servicing activities for subsidiaries; and engaging in any activity, or acquiring and retaining the shares of any company engaged in any activity, that is either (1) financial in nature or incidental to such financial activity, as determined by the Federal Reserve Board in consultation with the Secretary of the Treasury; or (2) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally, as determined by the Federal Reserve Board. Activities that are “financial in nature” include those activities that the Federal Reserve Board had determined, by order or regulation in effect prior to enactment of the GLB Act, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The GLB Act covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. In particular, the GLB Act repeals sections 20 and 32 of the Glass-Stegall Act, thus permitting unrestricted affiliations between banks and securities firms. The Act also provides that, while the states continue to have the authority to regulate insurance activities, in most instances they are prohibited from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. A financial holding company, therefore, may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, brokerage, investment and merchant banking; insurance underwriting, sales and brokerage activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain areas identified in the Act. The Act directs the Federal bank regulatory agencies to adopt insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures, and such regulations have been adopted and became effective April 1, 2001.

The GLB Act includes a system of functional regulation under which the Federal Reserve Board is confirmed as the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. The Act repealed the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, but identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker”, and a set of activities in which a bank may engage without being deemed a “dealer”. The Act also makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940 and the Investment Advisers Act of 1940.

The GLB Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are more strict than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. The Act also contains requirements for the posting of notices by operators of automated teller machines regarding fees charged for the use of such machines.

Many of the GLB Act’s provisions, including the customer privacy protection provisions, require the Federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement those respective provisions. Most of the required implementing regulations had been proposed and/or adopted by the bank regulatory agencies as of December 31, 2000. Additional regulations and guidelines were adopted during calendar year 2001. Neither the provisions of the GLB Act nor the Act’s implementing regulations as proposed or adopted have had a material impact on BB&T’s or the Banks’ regulatory capital ratios or well capitalized status (as discussed below) or ability to continue to operate in a safe and sound manner.

Payment of Dividends

BB&T is a legal entity separate and distinct from its subsidiaries. The majority of BB&T’s revenue is from dividends paid to BB&T by its banking subsidiaries. BB&T’s banking subsidiaries are subject to laws and regulations that limit the amount of dividends they can pay. In addition, both BB&T and its banking subsidiaries are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. BB&T does not expect that any of these laws, regulations or policies will materially affect the ability of the Banks to pay dividends. During the year ended December 31, 2001, the Banks declared $621.8 million in dividends payable to BB&T.

Capital

The Federal Reserve Board, the FDIC and the OCC have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Additionally as noted above, under the Gramm-Leach-Bliley Act of 1999, a bank holding company that elects to become a financial holding company must be well-managed, have at least a satisfactory Community Reinvestment Act rating, and be well-capitalized. Under the risk-based capital guidelines, BB&T and the Banks are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings, qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangibles (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 capital” which, together with Tier 1 capital, composes “total capital”). To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total risk-weighted capital ratio of at least 10% and a Tier 1 risk-weighted capital ratio of 6% or greater. The ratios of Tier 1 capital and total capital to risk-adjusted assets for BB&T and the subsidiary banks as of December 31, 2001, are shown in the following table.

In addition, each of the Federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Pursuant to these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. The leverage ratios of BB&T and the subsidiary banks as of December 31, 2001, are reflected in the following table.

Table 11
Capital Adequacy Ratios of BB&T Corporation and Principal Banking Subsidiaries
December 31, 2001

	Regulatory Minimums	Regulatory Minimums to be Well- Capitalized	BB&T	Branch Bank	BB&T- SC	BB&T- VA
Risk-based capital ratios:
Tier 1 capital (1)	4.0%	6.0%	9.8%	10.2%	9.7%	10.5%
Total risk-based capital (2)	8.0	10.0	13.3	11.3	10.9	11.8
Tier 1 leverage ratio (3)	3.0	5.0	7.2	7.3	7.3	7.8

(1)
Shareholders’ equity plus corporation-obligated mandatorily redeemable capital securities, less unrealized gains (losses) on debt securities available for sale, net of deferred income taxes, less nonqualifying intangible assets; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.

(2)	Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio of risk-weighted assets as defined in the risk-based capital guidelines.
(3)	Tier 1 capital computed as a percentage of fourth quarter average assets less nonqualifying intangibles.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. BB&T and each of the Banks are classified as “well-capitalized”. FDICIA also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within these five categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements can also cause an institution to be directed to raise additional capital. FDICIA also mandates that the agencies adopt safety and soundness standards relating generally to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

In addition, the Federal Reserve Board, the FDIC and the OCC each has adopted risk-based capital standards that explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by each agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy. The agencies also jointly adopted a regulation, effective January 1, 2002, amending their regulatory capital standards to change the treatment of certain recourse obligations, direct credit substitutes, residual interest and other positions in securitized transactions that expose banking organizations to credit risk. The regulation amends the agencies’ regulatory capital standards to align more closely the risk-based capital treatment of recourse obligations and direct credit substitutes, to vary the capital requirements for positions in securitized transactions (and certain other credit exposures) according to their relative risk, and to require capital commensurate with the risks associated with residual interests.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines can subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC, and under certain conditions the appointment of a conservator or receiver.

Deposit Insurance Assessments

The deposits of the Banks are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Banks are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC. However, a portion of the Banks’ deposits (relating to the acquisitions of various savings associations) are subject to assessments imposed by the Savings Association Insurance Fund (“SAIF”) of the FDIC.

The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1998. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Legislation was enacted in 1997 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”). At December 31, 2001, the FDIC assessed BIF-insured and SAIF-insured deposits an additional 1.84 basis points per $100 of deposits to cover those obligations.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the SAIF or the BIF as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the SAIF or the BIF or both. The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

State banking regulators and the OCC also have broad enforcement powers over the Banks, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator (with the approval of the Governor in the case of a North Carolina state bank) in order to conserve the assets of any such institution for the benefit of depositors and other creditors. The North Carolina Commissioner of Banks also has the authority to take possession of a North Carolina state bank in certain circumstances, including, among other things, when it appears that such bank has violated its charter or any applicable laws, is conducting its business in an unauthorized or unsafe manner, is in an unsafe or unsound condition to transact its business or has an impairment of its capital stock.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and consolidated results of operations of BB&T Corporation and subsidiaries (“BB&T” or the “Corporation”) for each of the three years in the period ended December 31, 2001, and related financial information, are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of BB&T’s 2001 performance.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the 2001 presentation.

Mergers and Acquisitions Completed during 2001

During 2001, BB&T completed the following mergers and acquisitions. The financial information contained herein has been restated to include the accounts of merged institutions for all periods presented for mergers accounted for as poolings of interests. For acquisitions accounted for as purchases, the financial information contained herein includes all data relevant to the acquirees since the dates of acquisition.

On January 8, 2001, BB&T completed its merger with FCNB Corp. (“FCNB”), based in Frederick, Maryland. The transaction was accounted for as a pooling of interests. BB&T issued 8.7 million shares of common stock in exchange for all of the outstanding common shares of FCNB.

On March 2, 2001, BB&T completed its acquisition of FirstSpartan Financial Corp. (“FirstSpartan”), based in Spartanburg, South Carolina. The transaction was accounted for as a purchase. BB&T issued 3.8 million shares of common stock in exchange for all of the outstanding common shares of FirstSpartan.

On June 7, 2001, BB&T completed its merger with Century South Banks, Inc. (“CSBI”), of Alpharetta, Georgia. The transaction was accounted for as a pooling of interests. BB&T issued 12.7 million shares of common stock in exchange for all of the outstanding common shares of CSBI.

On June 27, 2001, BB&T completed its acquisition of Virginia Capital Bancshares, Inc. (“VCAP”), of Fredericksburg, Virginia. The transaction was accounted for as a purchase. BB&T issued 4.7 million shares of common stock in exchange for all of the outstanding common shares of VCAP.

On August 9, 2001, BB&T completed its merger with F&M National Corporation (“F&M”), based in Winchester, Virginia. The transaction was accounted for as a pooling of interests. BB&T issued 31.1 million shares of common stock in exchange for all of the outstanding common shares of F&M.

On November 2, 2001, BB&T completed its acquisition of Horizon Mortgage & Investment Company (“Horizon”), a commercial mortgage banking company based in Atlanta, Georgia. The transaction was accounted for as a purchase.

On November 8, 2001, BB&T completed its acquisition of The Southeastern Trust Company (“Southeastern”), a trust and asset management firm located in Greenville, South Carolina. The transaction was accounted for as a purchase.

On December 12, 2001, BB&T completed its acquisition of Community First Banking Company (“CFBC”), based in Carrollton, Georgia. The transaction was accounted for as a purchase. BB&T issued 3.5 million shares of common stock in exchange for all of the outstanding common shares of CFBC.

In addition to the mergers and acquisitions noted above, BB&T acquired a number of insurance agencies during 2001. See Note B. in the “Notes to Consolidated Financial Statements” for further information regarding mergers and acquisitions.

Mergers and Acquisitions Pending at December 31, 2001

On November 2, 2001, BB&T announced plans to acquire Cooney, Rikard & Curtin, Inc. (“CRC”), based in Birmingham, Alabama. CRC is the largest independently owned wholesale insurance broker in the nation, with sales of property, casualty and professional insurance company placements, primarily for commercial businesses. CRC operates in 45 states, with regional offices in Chicago, Illinois, Los Angeles, California, Houston, Texas, Redondo Beach, California, Metairie, Louisiana, and Boca Raton, Florida. The transaction, which was accounted for as a purchase, was consummated on January 1, 2002.

On November 8, 2001, BB&T announced plans to acquire Mid-America Bancorp (“Mid-America”), based in Louisville, Kentucky. At the time of the announcement, Mid-America had $1.8 billion in assets and operated 30 banking offices in the Louisville metropolitan statistical area. Shareholders of Mid-America received .7187 shares of BB&T common stock and $8.34 per share in cash in exchange for each share of Mid-America common stock held. The transaction was accounted for as a purchase, and was completed on March 8, 2002.

On November 8, 2001, BB&T announced plans to acquire AREA Bancshares Corporation (“AREA”), based in Owensboro, Kentucky. On the date of the announcement, AREA had $2.95 billion in assets and operated 72 banking offices in 39 communities. Shareholders of AREA will receive .55 shares of BB&T common stock in exchange for each share of AREA common stock held. The transaction will be accounted for as a purchase, and is planned for completion in the first quarter of 2002.

Critical Accounting Policies

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include BB&T’s accounting for securities, loans and leases, the allowance for loan and lease losses and income taxes. In particular, BB&T’s accounting policies relating to the allowance for loan and lease losses and income taxes involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position or consolidated results of operations. See “Allowance for Loan and Lease Losses” herein for a complete discussion of BB&T’s accounting methodologies related to the allowance. Please also refer to Note A. in the “Notes to Consolidated Financial Statements” for details regarding all of BB&T’s critical and significant accounting policies.

Analysis of Financial Condition

For the year ended December 31, 2001, BB&T’s average assets totaled $68.8 billion, an increase of $7.0 billion, or 11.4%, compared to the 2000 average of $61.8 billion. The major balance sheet categories with increases in average balances were: loans and leases, up $4.7 billion, or 11.1%, and securities, which increased $645.5 million, or 4.2%. The primary components of growth in average loans and leases were commercial loans and leases, which increased $2.9 billion, or 13.2%; mortgage loans, which increased $1.0 billion, or 12.4%; revolving credit loans, which increased $132.7 million, or 17.6%; and consumer loans, which increased $558.5 million, or 5.3%. Total earning assets averaged $62.9 billion in 2001, an increase of $5.3 billion, or 9.2%, compared to 2000.

BB&T’s average deposits totaled $44.3 billion, reflecting growth of $2.9 billion, or 7.0%, compared to 2000. The categories of deposits with the highest growth rates were: money rate savings, which increased $2.1 billion, or 19.7%, noninterest-bearing deposits, which increased $308.9 million, or 5.2%, and certificates of deposit and other time deposits, which increased $1.0 billion, or 4.9%. The growth realized in these areas was partially offset by a decline in savings and interest checking of $527.7 million, or 13.6%.

BB&T has increasingly utilized nondeposit funding sources in recent years to support balance sheet growth. Short-term borrowed funds include federal funds purchased, securities sold under repurchase agreements, master notes, short-term bank notes and Federal Home Loan Bank (“FHLB”) advances. Average short-term borrowed funds totaled $6.2 billion for the year ended December 31, 2001, a decrease of $671.7 million, or 9.7%, from the 2000 average. BB&T has also utilized long-term debt based on the flexibility and cost-effectiveness of the alternatives available. Long-term debt includes FHLB advances, subordinated debt issued by the Corporation and subordinated notes issued by the subsidiary banks. Average long-term debt totaled $11.0 billion for the year ended December 31, 2001, up $3.3 billion, or 42.9%, compared to 2000. The majority of the increase in average long-term debt was comprised of FHLB advances.

The compound annual rate of growth in average total assets for the five-year period ended December 31, 2001, was 10.6%. Over the same five-year period, average loans and leases increased at a compound annual rate of 11.0%, average securities increased at a compound annual rate of 8.1%, and average deposits grew at a compound annual rate of 6.9%. All balance sheet growth rates referred to include the effect of acquisitions accounted for as purchases, as well as internal growth.

Securities

The securities portfolios provide earnings and liquidity, as well as an effective tool in managing interest rate risk. Management has historically emphasized investments with a duration of five years or less to provide greater flexibility in managing the balance sheet in changing interest rate environments. U.S. Treasury securities and U.S. government agency obligations, excluding mortgage-backed securities, comprised 68.6% of the portfolio at December 31, 2001. The combined duration of the U.S. Treasury and U.S. government agency portfolios was .85 years at December 31, 2001. Mortgage-backed securities composed 20.4% of the total investment portfolio at year-end 2001. The duration of the mortgage-backed securities was 1.77 years at December 31, 2001. Total securities increased 5.1% in 2001, to a total of $16.8 billion at the end of the year. The duration of the total portfolio at December 31, 2001, was 2.05 years.

BB&T holds trading securities as a normal part of its operations. At December 31, 2001, BB&T had trading securities totaling $97.7 million that are reflected on BB&T’s consolidated balance sheet. Market valuation gains and losses in BB&T’s trading portfolio are reflected in current earnings.

Securities held to maturity are composed of investments in U.S. Treasury securities and made up less than 1% of the total portfolio at December 31, 2001. Securities held to maturity are carried at amortized cost and totaled $40.5 million at December 31, 2001, compared to $622.1 million outstanding at the end of 2000. During 2001, substantially all the securities in the held-to-maturity portfolio were transferred to the available-for-sale portfolio in connection with a window permitting such transfers during the implementation of SFAS No. 133. This was done to provide greater flexibility in the management of the overall securities portfolio. Unrealized market valuation gains and losses on securities in the Corporation’s held-to-maturity category affect neither earnings nor shareholders’ equity.

Securities available for sale totaled $16.6 billion at year-end 2001 and are carried at estimated fair value. Securities available for sale at year-end 2000 totaled $15.2 billion. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity, net of deferred income taxes. The available-for-sale portfolio is primarily composed of investments in U.S. Treasury securities, government agency obligations and mortgage-backed securities. This portfolio also contains investments in obligations of states and municipalities, which composed 6.1% of the available-for-sale portfolio, and equity and other securities, which comprised 4.4% of the available-for-sale portfolio.

During the first quarter of 2001, BB&T sold its ownership interest in an electronic transaction processing company to Concord EFS, Inc. (‘‘Concord’’), exchanging nonmarketable equity securities for unregistered Concord common stock. The Concord common shares were subsequently registered by Concord, and BB&T sold its holdings of Concord, which were included in securities available for sale. As a result of the transaction, BB&T recognized gains of $82.4 million that are reflected in securities gains (losses), net, in the Consolidated Statements of Income.

During the second and third quarters of 2000, BB&T restructured the available-for-sale securities portfolio. The restructuring was undertaken to improve the overall yield of the portfolio, improve the liquidity, and reduce the average duration of the portfolio. BB&T sold $5.9 billion of U.S. Treasuries, obligations of U.S. government agencies, and mortgage-backed securities, and incurred approximately $222 million in pretax losses as a result of these sales. The proceeds from these sales were reinvested in higher yielding securities, primarily obligations of U.S. government agencies.

The following table presents BB&T’s securities portfolio at December 31, 2001, segregated by major category with ranges of maturities and average yields disclosed.

Table 12
Securities

	December 31, 2001
	Carrying Value	Average Yield (3)
	(Dollars in thousands)
U.S. Treasury and U.S. government agency obligations (1):
Within one year	$495,013	5.99%
One to five years	7,975,295	6.24
Five to ten years	3,312,259	6.74
After ten years	2,601,436	6.36

Total	14,384,003	6.37

Obligations of states and political subdivisions:
Within one year	69,011	7.33
One to five years	215,776	7.28
Five to ten years	511,037	7.09
After ten years	213,149	7.17

Total	1,008,973	7.16

Other securities:
Within one year	20,091	6.55
One to five years	37,001	6.37
Five to ten years	79,446	6.70
After ten years	36,534	6.71

Total	173,072	6.41

Securities with no stated maturity	1,193,807	5.19

Total securities (2)	$16,759,855	6.38%

(1)
Included in U.S. Treasury and U.S. government agency obligations are mortgage-backed securities totaling $3.4 billion classified as available for sale and disclosed at estimated fair value. These securities are included in each of the categories based upon final stated maturity dates. The original contractual lives of these securities range from five to 30 years; however, a more realistic average maturity would be substantially shorter because of the monthly return of principal on certain securities.

(2)
Includes securities held to maturity of $40.5 million carried at amortized cost and securities available for sale and trading securities carried at estimated fair values of $16.6 billion and $97.7 million, respectively.

(3)	Taxable equivalent basis as applied to amortized cost.

The available-for-sale portfolio composed 99.2% of total securities at December 31, 2001. Management believes that the high concentration of securities in the available-for-sale portfolio allows greater flexibility in the day-to-day management of the overall investment portfolio.

The market value of the available-for-sale portfolio at year-end 2001 was $476.7 million greater than the amortized cost of these securities. At December 31, 2001, BB&T’s available-for-sale portfolio had net unrealized appreciation, net of deferred income taxes, of $288.1 million, which is reported as a separate component of shareholders’ equity. At December 31, 2000, the available-for-sale portfolio had net unrealized appreciation of $104.3 million, net of deferred income taxes.

The fully taxable equivalent (“FTE”) yield on the total securities portfolio was 7.06% for the year ended December 31, 2001, compared to 6.94% for the prior year. The increase in the FTE yield reflects higher yields earned on all U.S. Treasuries, agency obligations and mortgage-backed securities due to the successful restructuring of the portfolio in 2000. The yield on U.S. Treasury and government agency obligations increased from 6.95% in 2000 to 7.12% in 2001, while the yield on mortgage-backed securities increased from 6.83% to 6.87% and the FTE yield on state and municipal securities decreased from 7.49% last year to 7.37% in the current year.

Loans and Leases

BB&T’s loan growth slowed during 2001 as a result of the slowing economy in BB&T’s market area. End of period loans, excluding loans held for sale, increased $1.6 billion, or 3.7%, as compared to 2000. Average total loans and leases for 2001 increased $4.7 billion, or 11.1%, compared to 2000.

Management emphasizes commercial and consumer lending in order to improve the overall profitability of the loan portfolio. As a result, average commercial loans, including lease receivables, increased $2.9 billion, or 13.2%, in 2001 as compared to 2000, and now compose 54.0% of the loan portfolio, compared to 53.0% in 2000. Average consumer loans, which include sales finance, revolving credit and direct retail, increased $691.1 million, or 6.1%, for the year ended December 31, 2001 as compared to the same period in 2000, and compose 25.8% of average loans, compared to 27.0% in 2000. BB&T is a large originator of mortgage loans, with 2001 originations of $10.5 billion and has also historically been a frequent acquirer of community banks and thrifts. The combination of these factors drives up the percentage of mortgage loans in BB&T’s portfolio, which, on a relative basis, are less profitable than commercial or consumer loans. To improve the overall yield of the loan portfolio, BB&T sells most of its fixed-rate mortgage loan originations in the secondary market or securitizes the loans and retains them in its investment portfolio. However, due to the low interest rate environment and resulting high volumes of mortgage loan originations and the inventory of mortgage loans held for sale, the percentage of the consolidated loan portfolio comprised of mortgage loans at December 31, 2001, was very similar to that of one year ago. Average mortgage loans increased $1.0 billion, or 12.4%, in 2001 as compared to 2000, and represented the remaining 20.2% of average total loans for 2001, compared to 20.0% a year ago.

The growth rates of average loans in the current year were affected by loan portfolios held by companies that were acquired during 2001 in transactions accounted for as purchases. Also, the securitization of $984.5 million of mortgage loans during 2000 and $377.4 million in 2001 affected the reported growth in average mortgage loans. During 2001, loans totaling $492.2 million were acquired through the purchase of FirstSpartan, $442.4 million were acquired through the purchase of VCAP, and $368.8 million were acquired through the purchase of CFBC. Excluding the effect of these purchase accounting transactions and the mortgage loan securitizations, average “internal” loan growth for the year ended December 31, 2001, was 9.6% compared to 2000. Excluding the effects of purchase accounting transactions and loan securitizations, average mortgage loans, including loans held for sale, increased 14.6%, commercial loans and leases grew 10.3%, and consumer loans increased 4.0% in 2001 as compared to 2000.

The average annualized fully taxable equivalent (“FTE”) yields on commercial, consumer and mortgage loans for 2001 were 8.06%, 9.61%, and 7.64%, respectively, resulting in a yield for the total loan portfolio of 8.37%, compared to 9.36% for the total portfolio in 2000. The 99 basis point decrease in the average yield on loans resulted from a lower average prime rate throughout 2001, which resulted from aggressive action taken by the Federal Reserve Board to address a weakening economy. During 2001 the Federal Reserve reduced the intended Federal Funds Rate from 6.50% at the beginning of the year to 1.75% at year-end. As a result of the Federal Reserve Board’s actions, the average prime rate, which is the basis for pricing many commerical and consumer loans, averaged 6.92% in 2001, compared to 9.23% for 2000.

Asset Quality

While the slowdown in the economy has resulted in higher levels of nonperforming assets and net charge-offs, BB&T’s lending strategy, which focuses on relationship-based lending within our markets and smaller individual loan balances, has historically provided credit quality superior to the industry average. BB&T’s asset quality, as measured by relative levels of nonperforming assets and net charge-offs, has remained approximately half that of published industry averages, which are available through September 30, 2001.

Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and leases and restructured loans, totaled $373.6 million at December 31, 2001, as compared to $236.3 million at year-end 2000, an increase of 58.1%. As a percentage of total assets, nonperforming assets were .53% at December 31, 2001, compared to .36% at the end of 2000. As a percentage of loans and leases plus foreclosed property, nonperforming assets totaled .79% at December 31, 2001, compared to .53% at the end of 2000. The allowance for loan and lease losses, as a percentage of loans and leases, was 1.36% at December 31, 2001, compared to 1.29% at year-end 2000. Loans 90 days or more past due and still accruing interest increased to $101.8 million at year-end 2001 compared to $81.6 million at December 31, 2000. Net charge-offs as a percentage of average loans and leases increased to .40% for the year ended December 31, 2001, from .27% in 2000. As a result, the ratio of the allowance for loan and lease losses to net charge-offs decreased from 5.13 times at the end of 2000 to 3.44 times as of December 31, 2001.

The following table summarizes asset quality information for BB&T for the past three years.

Table 13
Asset Quality

	December 31,
	2001		2000		1999
	(Dollars in thousands)
Nonaccrual loans and leases (1)	$316,607		$180,638		$144,247
Restructured loans	—		492		1,681
Foreclosed property	56,964		55,199		47,143

Nonperforming assets	$373,571		$236,329		$193,071

Loans 90 days or more past due and still accruing	$101,778		$81,629		$66,241

Asset Quality Ratios: (2)
Nonaccrual and restructured loans and leases as a percentage of loans and leases	.67%		.40%		.37%
Nonperforming assets as a percentage of:
Total assets	.53		.36		.33
Loans and leases plus foreclosed property	.79		.53		.48
Net charge-offs as a percentage of average loans and leases	.40		.27		.26
Allowance for losses as a percentage of loans and leases	1.36		1.29		1.33
Ratio of allowance for losses to:
Net charge-offs	3.44	x	5.13	x	5.37	x
Nonaccrual and restructured loans and leases	2.04		3.19		3.63

NOTE:  (1)  Includes $130.7 million, $73.4 million and $68.4 million of impaired loans at December 31, 2001, 2000 and 1999, respectively. See Note D. in the “Notes to Consolidated Financial Statements.”
(2)	Items referring to loans and leases are net of unearned income and include loans held for sale.

Allowance for Loan and Lease Losses

BB&T’s allowance for loan and lease losses totaled $644.4 million at December 31, 2001, compared to $578.1 million at the end of 2000, an increase of 11.5%. As a percentage of loans and leases outstanding, the allowance increased from 1.29% at December 31, 2000, to 1.36% at the end of 2001. The increase in the allowance as a percentage of loans and leases reflects higher provisions for loan and lease losses, as a result of higher nonperforming assets and net charge-offs as previously discussed, and the effect of acquired institutions that had higher allowance to loan ratios than that of BB&T prior to their acquisition.

It is BB&T’s policy to maintain an allowance for credit losses based on management’s best estimate of losses that are inherent in the portfolio at the balance sheet date. This “best estimate” is the product of a well-defined and consistently applied process that includes such factors as individual borrower creditworthiness, historical loss ratios, environmental dynamics (such as industry, geographic, political, and economic factors), and guidance provided by federal regulators.

BB&T provides specific allowances for certain business loans and lease receivables and provides general allowances for all types of loans to provide for losses inherent in the loan portfolios. Specific reserves are typically provided on all impaired loans classified as Special Mention, Substandard or Doubtful based on the results of quarterly loan reviews. As disclosed in Table 5 in ‘‘Description of Business,’’ the general reserve percentages applied to the various risk grades of commercial loans did not change from 2000 to 2001, reflecting management’s determination that the overall risk associated with each risk grade did not change substantially during 2001. As is also visible in Table 5, the percentages of commercial loans in each risk grade did not significantly change from 2000 to 2001. The general reserve percentages disclosed in Table 5 are applied to the commercial loan balances in each risk grade to determine the total general reserves on commercial loans and lease receivables. Please refer to the discussion preceding and following Table 5 for additional discussion on BB&T’s reserve policy and methodology.

General reserves established to cover losses inherent in noncommercial loan categories are determined based on a weighted average of actual loan loss experience over the last four years. Thus, these rates change each year based on trends in actual loan losses incurred. To calculate the reserve rate applied to each category, a weight of 40% is given to the current year’s loan loss percentage. A weight of 30% is applied to the loan loss ratio from two years ago, a 20% weight to the loss ratio from three years ago, and the remaining 10% weight is applied to the loan loss percentage from four years ago. The resulting reserves are applied to the outstanding loan balances in each category at period end to determine the total general reserves on noncommercial loans. Specific reserves may be established for noncommercial loans as considered necessary.

Recently acquired subsidiaries are considered separately for purposes of calculating the allowance for loan losses. At December 31, 2001, these subsidiaries included F&M National Corporation, which was acquired in August, 2001 and accounted for as a pooling of interests, and Community First Banking Company, which was acquired in December, 2001 and accounted for as a purchase. These recently acquired subsidiaries, which have not yet been converted to BB&T’s operating systems, are considered separately because the related loans have not yet been subjected to BB&T’s credit monitoring policies and procedures, nor have they been assigned a BB&T risk grade. Management considers historical loan loss experience in determining these reserves. Also, evidence gathered during due diligence performed in connection with the mergers is considered in calculating the reserve. At December 31, 2001, these subsidiaries had $2.7 billion in total loans outstanding and related reserves totaling $51.8 million.

The unallocated allowance for loan losses totaled $104.1 million at December 31, 2001, down from $121.6 million, or 14.4%, from the unallocated balance at December 31, 2000. The unallocated allowance was 16.2% of the total allowance at 2001, compared to 21.0% in 2000. The total allowance, as a percentage of outstanding loans and leases, increased from 1.29% of total loans and leases at December 31, 2000, to 1.36% of total loans at year-end 2001. As a result of the methodology utilized by BB&T in restating prior year allowance allocations for merged companies, the portion of these companies’ allowances considered unallocated for periods prior to 2001 is typically higher in relation to their total allowance than that of BB&T. This contributed to the decline in this element of the allowance at year-end 2001 compared to 2000.

Please refer to Table 6 in the ‘‘Description of Business’’ section, which reflects BB&T’s allowance allocations for the last five years.

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at December 31, 2001, compared to 2000. The higher outstanding balance of total loans and leases at December 31, 2001, compared to year-end 2000, and higher levels of nonperforming assets and net charge-offs resulted in higher provisions for loan and lease losses and additional specific and general reserves. There were no reallocations of the allowance from 2000. See “Asset Quality” for disclosures regarding changes in the trends of credit quality.

Deposits and Other Borrowings

Client deposits generated through the BB&T branch network are the largest source of funds used to support asset growth. Core deposits compose BB&T’s primary source of funding; however, as depositors have sought greater returns on their investments, growth rates of core deposits have not kept pace with asset growth. Therefore, nondeposit funding sources have increasingly been used to support balance sheet growth.

Total deposits at December 31, 2001, were $44.7 billion, an increase of $856.0 million, or 2.0%, compared to year-end 2000. The increase in deposits was driven by increases in money rate savings accounts of $2.0 billion, or 17.3%, and $761.4 million, or 12.3%, in noninterest-bearing deposits. These increases were offset by declines in certificates of deposit and other time deposits of $1.6 billion, or 7.0%, and savings and interest checking of $384.3 million, or 11.3%. For the year ended December 31, 2001, total deposits averaged $44.3 billion, an increase of $2.9 billion, or 7.0%, compared to 2000. The increase was led by a $2.1 billion, or 19.7%, increase in average money rate savings, and a $308.9 million, or 5.2%, increase in noninterest-bearing deposits. These increases were offset by a decrease in average savings and interest checking accounts of $527.7 million, or 13.6%. Other time deposits, including individual retirement accounts and certificates of deposit, increased $1.0 billion, or 4.9% on average, in 2001 and remain BB&T’s largest category of average deposits, comprising 50.0% of average total deposits.

The average rates paid on interest-bearing deposits decreased to 4.12% during 2001, from 4.74% in 2000. The declining interest rate in 2001 was caused by the general slowdown in economic activity and aggressive actions by the Federal Reserve to lower short-term interest rates. The average rate paid on other time deposits, including individual retirement accounts and certificates of deposit, decreased to 5.45% in the current year from 5.80% in 2000. The average cost of money rate savings accounts decreased to 2.49% in the current year from 3.68% in 2000; interest checking decreased from 1.93% in 2000 to 1.47% in the current year; and the average cost of savings deposits decreased to 1.42% in 2001 from 1.85% in 2000.

BB&T also uses various types of short-term borrowed funds to supplement deposits in order to fulfill funding needs. See Note H. “Short-Term Borrowed Funds” in the “Notes to Consolidated

Financial Statements” herein for further disclosure. The types of short-term borrowings utilized by the Corporation include Federal funds purchased, which composed 29.4% of total short-term borrowed funds, and securities sold under repurchase agreements, which comprised 32.7% of short-term borrowed funds at year-end 2001. Master notes, U.S. Treasury tax and loan deposit notes, short-term bank notes and short-term Federal Home Loan Bank (“FHLB”) advances are also utilized to meet short-term funding needs. Average short-term borrowed funds totaled $6.2 billion during 2001, a decrease of $671.7 million, or 9.7%, from 2000, while short-term borrowed funds at year-end 2001 were $6.6 billion, a decrease of $660.9 million, or 9.0%, compared to year-end 2000. The rates paid on average short-term borrowed funds decreased from 5.95% in 2000 to 3.78% during 2001. The decrease in the cost of short-term borrowed funds resulted from the lower interest rate environment during 2001, including a 231 basis point decrease in the average Federal funds rate for 2001 compared to 2000.

BB&T also utilizes long-term debt to provide both funding and, to a lesser extent, regulatory capital. See Note I. “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for further disclosure. Total outstanding long-term debt at December 31, 2001, totaled $11.7 billion, an increase of $3.1 billion, or 35.6%, from year-end 2000. The substantial increase in long-term borrowing during 2001 reflects BB&T’s efforts to take advantage of declining interest rates. For the year ended December 31, 2001, average long-term debt increased $3.3 billion, or 42.9%, compared to the average for 2000. BB&T’s long-term debt consists primarily of FHLB advances, which composed 79.3% of total outstanding long-term debt at December 31, 2001, and subordinated notes, which composed 12.8% of the year-end balance. FHLB advances are cost-effective long-term funding sources that provide BB&T with the flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity. The average rate paid on long-term debt decreased from 6.06% during 2000 to 5.54% during 2001 because of the overall declining interest rate environment previously discussed.

Liquidity needs are a primary consideration in evaluating funding sources. BB&T’s strategy is to maintain funding flexibility, in order that the Corporation may react rapidly to opportunities that may become available in the marketplace. BB&T will continue to focus on traditional core funding strategies, supplemented by short-term and long-term borrowings. See “Liquidity, Inflation and Changing Interest Rates” for additional discussion.

Analysis of Results of Operations

Consolidated net income for 2001 totaled $973.6 million, which generated basic earnings per share of $2.15 and diluted earnings per share of $2.12. Net income for 2000 was $698.5 million and net income for 1999 totaled $778.7 million. Basic earnings per share were $1.55 in 2000 and $1.74 in 1999, while diluted earnings per share were $1.53 and $1.71 for 2000 and 1999, respectively.

Mergers and acquisitions have played an important role in the development of BB&T’s franchise. As described in Note B. in the “Notes to Consolidated Financial Statements”, during the three years ended December 31, 2001, BB&T has consummated mergers accounted for as poolings of interests with eleven financial institutions and completed the acquisitions of five community banks, two securities brokerage firms, one mortgage company and 24 insurance agencies that were accounted for as purchases. As a result of this activity, the consolidated results of operations for the three year period covered by this discussion include the effects of charges, expenses and certain gains related to the consummation of the transactions, as well as the integration of the merged entities into BB&T.

Merger-related charges and expenses include personnel-related items such as staff relocation costs, severance benefits, early retirement packages and contract settlements. They also include furniture, equipment and occupancy costs related to department and branch consolidations as well as costs related to converting the data processing systems of the acquired companies to BB&T’s automation platform. Merger-related charges also include professional fees and operational losses incurred in connection with the mergers.

Additional provisions for loan and lease losses are typically recorded by merged entities to align their credit, charge-off and loss allowance methodologies with those of BB&T. Also, losses are often incurred on sales of securities in order to restructure the merged institutions’ portfolios to comply with BB&T’s investment and balance sheet management strategies. These additional provisions and securities losses are also considered to be merger-related charges. Finally, gains from divestures, which are sometimes required as a condition of receiving regulatory approval for the transaction, are considered as a reduction in total merger-related charges and expenses.

In addition to merger-related charges and expenses, BB&T realized a pretax gain of $82.4 million in 2001 from the sale of an investment in an electronic transaction processing company that was included in securities available for sale. On an after-tax basis, this gain added $53.5 million to 2001 net income. BB&T also incurred pretax losses of $222.2 million during the year ended December 31, 2000, in connection with a restructuring of a substantial portion of the available-for-sale securities portfolio. The effect of this restructuring reduced net income for 2000 by $143.3 million.

During the year ended December 31, 2001, BB&T recorded $179.9 million in net after tax charges and expenses primarily associated with the mergers of FCNB, Century South and F&M. In addition, net after-tax gains from the sale of an investment in an electronic transaction processing company increased 2001’s operating results by $53.5 million. Excluding the effects of these items, BB&T’s net income for 2001 would have been $1.1 billion, or $2.40 per diluted share.

In 2000, BB&T incurred $116.3 million in net after tax charges and expenses primarily in connection with the mergers of Premier Bancshares, Inc., Hardwick Holding Company, First Banking Company of Southeast Georgia and One Valley Bancorp, Inc. In addition, net after-tax losses of $143.3 million from restructuring the available-for-sale securities portfolio were also recognized, as discussed above. Excluding the effect of these items, BB&T’s net income for 2000 would have been $957.9 million, or $2.10 per diluted share.

During 1999, BB&T recorded $61.7 million in net after tax charges and expenses principally associated with the mergers of MainStreet Financial Corporation, Mason-Dixon Bancshares, Inc., First Citizens Corporation and First Liberty Financial Corp. Excluding the effect of these items, BB&T’s net income for 1999 would have been $840.4 million, or $1.85 per diluted share.

Excluding the effects on net income of the net after tax charges, expenses and gains primarily associated with merger activity, the gain on the sale of the equity investment in an electronic transaction processing company in 2001 and the available-for-sale securities portfolio restructuring undertaken during 2000 (collectively referred to hereinafter as the “Special Items”), which are discussed above, from the three years presented, BB&T’s net income for 2001 increased $142.3 million, or 14.9% compared to 2000, while diluted earnings per share increased $.30, or 14.3%. Net income for 2000, excluding special items, increased $117.4 million, or 14.0%, from 1999, while diluted earnings per share increased $.25, or 13.5%.

Two important and commonly used measures of profitability are return on average assets (net income as a percentage of average total assets) and return on average shareholders’ equity (net income as a percentage of average common shareholders’ equity). BB&T’s returns on average assets were 1.41%, 1.13% and 1.36% for the years ended December 31, 2001, 2000 and 1999, respectively. The returns on average common shareholders’ equity were 16.78%, 14.22% and 16.81% for the last three years. The returns on average assets produced by BB&T’s earnings, excluding the Special Items discussed above, were 1.60% for 2001, 1.55% for 2000 and 1.47% for 1999. BB&T’s returns on average shareholders’ equity, excluding the special items, were 18.96%, 19.50% and 18.14%, for the years ended December 31, 2001, 2000 and 1999, respectively.

Net Interest Income

Net interest income is BB&T’s primary source of revenue. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned on earning assets and the interest rates paid to obtain funding to support the assets. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the “FTE” adjustment) and the cost of the supporting funds is measured by the net interest margin. The accompanying table presents the dollar amount of changes in interest income and interest expense, and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionately.

Table 14
FTE Net Interest Income and Rate / Volume Analysis
For the Years Ended December 31, 2001, 2000 and 1999

										2001 vs. 2000			2000 vs. 1999
	Average Balances			Yield / Rate			Income / Expense			Increase (Decrease)	Change due to		Increase (Decrease)	Change due to
	2001	2000	1999	2001	2000	1999	2001	2000	1999		Rate	Volume		Rate	Volume
	(Dollars in thousands)
Assets
Securities (1):
U.S. Treasury, U.S. government agencies and other	$14,830,335	$14,144,391	$13,737,216	7.04%	6.90%	6.45%	$1,043,583	$976,057	$886,367	$67,526	$19,527	$47,999	$89,690	$62,872	$26,818
States and political subdivisions	1,056,401	1,096,852	1,083,261	7.37	7.49	7.61	77,866	82,143	82,428	(4,277)	(1,281)	(2,996)	(285)	(1,312)	1,027

Total securities (5)	15,886,736	15,241,243	14,820,477	7.06	6.94	6.54	1,121,449	1,058,200	968,795	63,249	18,246	45,003	89,405	61,560	27,845
Other earning assets (2)	443,615	440,804	617,589	3.86	6.67	5.14	17,104	29,384	31,774	(12,280)	(12,466)	186	(2,390)	8,028	(10,418)
Loans and leases, net of unearned income (1)(3)(4)(5)	46,589,966	41,933,641	37,819,870	8.37	9.36	8.80	3,901,850	3,924,491	3,329,646	(22,641)	(434,884)	412,243	594,845	218,218	376,627

Total earning assets	62,920,317	57,615,688	53,257,936	8.01	8.70	8.13	5,040,403	5,012,075	4,330,215	28,328	(429,104)	457,432	681,860	287,806	394,054

Non-earning assets	5,921,321	4,197,727	3,793,123

Total assets	$68,841,638	$61,813,415	$57,051,059

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Savings and interest checking	$3,361,286	$3,888,958	$4,592,046	1.44	1.89	2.08	48,402	73,470	95,489	(25,068)	(15,960)	(9,108)	(22,019)	(8,236)	(13,783)
Money rate savings	12,564,986	10,494,588	9,297,377	2.49	3.68	3.00	312,648	386,635	278,656	(73,987)	(140,904)	66,917	107,979	69,138	38,841
Other time deposits	22,171,613	21,135,213	19,278,553	5.45	5.80	5.17	1,207,787	1,225,143	996,189	(17,356)	(75,809)	58,453	228,954	127,854	101,100

Total interest-bearing deposits	38,097,885	35,518,759	33,167,976	4.12	4.74	4.13	1,568,837	1,685,248	1,370,334	(116,411)	(232,673)	116,262	314,914	188,756	126,158
Short-term borrowed funds	6,239,137	6,910,849	6,709,177	3.78	5.95	4.88	235,924	411,528	327,148	(175,604)	(138,675)	(36,929)	84,380	74,286	10,094
Long-term debt	11,011,408	7,705,449	6,207,966	5.54	6.06	5.49	610,292	467,136	340,971	143,156	(42,937)	186,093	126,165	37,949	88,216

Total interest-bearing liabilities	55,348,430	50,135,057	46,085,119	4.36	5.11	4.42	2,415,053	2,563,912	2,038,453	(148,859)	(414,285)	265,426	525,459	300,991	224,468

Noninterest-bearing deposits	6,206,120	5,897,181	5,573,264
Other liabilities	1,484,899	869,742	760,365
Shareholders’ equity	5,802,189	4,911,435	4,632,311

Total liabilities and shareholders’ equity	$68,841,638	$61,813,415	$57,051,059

Average interest rate spread				3.65	3.59	3.71
Net yield on earning assets				4.17%	4.25%	4.30%	$2,625,350	$2,448,163	$2,291,762	$177,187	$(14,819)	$192,006	$156,401	$(13,185)	$169,586

Taxable equivalent adjustment							$190,865	$133,666	$97,053

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.

For 2001, net interest income on an FTE adjusted basis totaled $2.6 billion, compared with $2.4 billion in 2000 and $2.3 billion in 1999. The increase in net interest income during 2001 resulted primarily from a decrease in total interest expense, which resulted from substantially lower interest rates during 2001 as compared to 2000. This lower average cost for these funds resulted in a decrease of $148.9 million in total interest expense. Interest income from loans decreased $22.6 million, and interest income from investment securities increased $63.2 million.

The FTE-adjusted net interest margin is the primary measure used in evaluating the effectiveness of the management of earning assets and the liabilities funding those assets. The FTE adjusted net interest margin was 4.17% in 2001, 4.25% in 2000 and 4.30% in 1999. The eight basis point decrease in margin during 2001 resulted from four principal factors. First, the most substantial component of the decline was the rapidly declining interest rate environment prevailing during 2001 as the Federal Reserve aggressively reduced short-term interest rates due to a weakening economy. This scenario resulted in BB&T’s interest sensitive assets repricing more quickly overall than its interest-bearing liabilities, creating a portion of the decrease. Second, during 2001, additional investments in bank owned life insurance products were made. These investments add to the cost of funds included in interest expense, but produce revenue that is classified as noninterest income. Third, BB&T began to outsource the issuance of official checks in mid-2000. This outsourcing involves transferring noninterest-bearing deposits to a third party to issue BB&T’s official checks. BB&T receives enhanced fee income and net income from the program, but loses access to the less costly source of funds. Fourth, BB&T continues to have a very active common stock repurchase program. For acquisitions accounted for under the purchase method of accounting, it is BB&T’s policy to acquire the shares of its common stock that will be issued to consummate those transactions, as allowed under generally accepted accounting principles. The cost of funds related to share repurchases resulted in an approximate three basis point decline in 2001 margin.

The improved yield in the securities portfolio reflects the impact of the restructuring of the available-for-sale securities portfolio, as referred to in “Securities” above.

Provision for Loan and Lease Losses

A provision for loan and lease losses is charged against earnings in order to maintain the allowance for loan and lease losses at a level that reflects management’s evaluation of the risk inherent in the portfolio as discussed above. The amount of the provision is based on continuing assessments of nonperforming and “watch list” loans, analytical reviews of loan loss experience in relation to outstanding loans, loan charge-offs and nonperforming asset trends and management’s judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. The provision for loan and lease losses recorded by BB&T in 2001 was $224.3 million, compared with $147.2 million in 2000 and $126.6 million in 1999.

The 52.4% increase in the current year provision for loan and lease losses resulted from a 53.6% increase in charge-offs during the year, as well as adjustments for acquired companies in order to conform with BB&T’s assessment of the acquired companies’ loan portfolio. Net charge-offs were .40% of average loans and leases for 2001 compared to .27% of average loans during 2000. The allowance for loan and lease losses was 1.36% of loans and leases outstanding and was 2.04 times total nonaccrual and restructured loans and leases at year-end 2001, compared to 1.29% and 3.19 times, respectively, at December 31, 2000.

Noninterest Income

Noninterest income includes service charges on deposit accounts, trust revenue, mortgage banking income, investment banking and brokerage fees, insurance commissions, gains and losses on securities transactions and other commissions and fees derived from bank-related activities.

Noninterest income, excluding Special Items and securities gains or losses, as a percentage of net interest income plus noninterest income excluding the items referred to above, or the “fee income ratio”, was 33.4% for the twelve months ended 2001, compared to 30.3% for the twelve months ended 2000. This increase indicates that BB&T is deriving a greater percentage of its revenues from noninterest income sources. It is a primary goal of BB&T to increase the proportion of revenue derived from sources that are less dependent on movements in interest rates than traditional lending and deposit gathering. An increased fee income ratio is the primary indicator that this goal is being accomplished.

Noninterest income for 2001 totaled $1.4 billion, compared with $846.8 million in 2000 and $957.4 million in 1999. The 2001 noninterest income reflects an increase of $531.9 million, or 62.8%, compared to 2000. Noninterest income for 2000 was $110.6 million, or 11.6%, lower than 1999. The increase in noninterest income for 2001 is primarily the result of substantially higher mortgage banking income, growth in service charges on deposits, increased trust revenue, increased insurance commissions and net securities gains. The 2000 results include the effect of the restructuring of the securities portfolio during the second and third quarters of the year (as further discussed in the “Securities” section), which reduced total noninterest income by $222 million. Excluding the effect of the securities portfolio restructuring and other Special Items, 2001 noninterest income would have increased $260.4 million, or 24.3%, compared to 2000. Excluding the effect of the restructuring of the securities portfolio discussed above, noninterest income for 2000 would have increased $111.4 million, or 11.6%, over 1999. The major categories of noninterest income for 2001 and their fluctuations are discussed in the following paragraphs.

Service charges on deposit accounts represent BB&T’s largest category of noninterest revenue. Such revenues totaled $349.8 million in 2001, an increase of $57.3 million, or 19.6%, compared to 2000. Service charges during 2000 totaled $292.5 million, which represented an increase of $23.9 million, or 8.9% compared to 1999. The primary factors contributing to the 2001 increases were NSF and overdraft charges on personal accounts, which were $17.9 million more than in 2000, and account analysis fees on commercial accounts which grew $21.5 million. Growth in these items composed the bulk of the growth in this category of revenue in 2000 compared to 1999.

Income from mortgage banking activities (which includes revenues from originating, marketing and servicing mortgage loans and valuation adjustments related to capitalized mortgage servicing rights) totaled $147.8 million in 2001, $104.6 million in 2000 and $167.1 million in 1999. In 2001, mortgage banking income increased $43.3 million, or 41.4%, compared to 2000. The substantial increase in mortgage banking income resulted from substantially higher mortgage loan originations in 2001 as a result of the lower interest rate environment and the resulting increases in origination fees and servicing fees. BB&T originated a record $10.5 billion in mortgage loans in 2001 compared to $4.7 billion in 2000 and $4.6 billion in 1999. While lower interest rates in 2001 produced record originations volume, they also led to increased prepayment rates which lowered the value of existing mortgage servicing rights. As a result, BB&T recorded net impairment charges of $58.9 million during 2001, compared to net impairment charges of $1.2 million in 2000. In 2000, mortgage banking income decreased $62.5 million, or 37.4%, compared to 1999 due to a higher interest rate environment. This decline resulted from losses on sales of mortgage loans, lower origination fees as compared to 1999, and the recapture of $19.5 million in valuation allowances related to capitalized mortgage servicing rights in 1999.

BB&T has an extensive insurance agency network which is the 10th largest in the nation. Commission income from the agency network totaled $176.9 million in 2001, an increase of $30.2 million, or 20.6%, compared to 2000. Commission income for 2000 totaled $146.7 million, an increase of $52.2 million, or 55.2% compared to 1999. During 2001 and 2000, BB&T continued to expand its insurance operations through acquisitions of additional agencies in the Company’s market area. These acquisitions, all of which were accounted for as purchases, were responsible for $24.6 million of the income in agency insurance commissions during 2001 and $23.2 million in 2000. In addition to acquisition activity, commissions have increased due to internal growth in group health coverage, property and casualty insurance, life insurance and surety commissions.

Revenue from corporate and personal trust services totaled $90.9 million in 2001, $80.0 million in 2000 and $73.4 million in 1999. The 2001 revenue reflects an increase of $10.9 million, or 13.6% over 2000, which was $6.7 million, or 9.1%, more than 1999. Managed assets totaled $16.7 billion at the end of 2001 compared to $15.3 billion at December 31, 2000. The revenue increases in 2001 and 2000 are primarily the result of internal growth, driven by increased general trust services income and higher revenues from the management of estates and mutual funds. BB&T manages its own family of mutual funds, which are marketed through its broker/dealer subsidiaries. Fees from the management of these funds increased $3.0 million, or 21.6%, during 2001.

Net gains on sales of securities totaled $122.2 million in 2001 compared to net losses of $219.4 million in 2000 and net losses of $1.6 million in 1999. Excluding the effect of the Special Items previously discussed, net gains on sales of securities were $43.3 million in 2001, compared to net gains of $5.8 million in 2000 and $1.7 million in 1999.

Investment banking and brokerage fees and commissions totaled $174.6 million in 2001, $163.5 million in 2000 and $129.7 million in 1999. The 2001 revenue reflects an increase of $11.1 million, or 6.8% over 2000, which was $33.7 million, or 26.0% greater than 1999. The increase in 2001 over 2000 resulted from the purchase of Edgar M. Norris & Co., which added $4.8 million, and internal growth in fees and commissions from brokerage and underwriting services. The large increase in 2000 over 1999 revenue was primarily the result of the acquisition of Scott & Stringfellow, Inc., on March 26, 1999. The Scott & Stringfellow acquisition was accounted for as a purchase; therefore, its operating results were only included in BB&T’s accounts in periods following the acquisition.

Other nondeposit fees and commissions totaled $188.1 million in 2001, an increase of $21.7 million, or 13.0%, compared with $166.5 million earned in 2000, which represented an increase of $29.1 million, or 21.2%, over the $137.4 million in 1999 revenue. Major sources of nondeposit fees and commissions generating the increase in 2001 revenue include bankcard fees and merchant discounts, which increased $3.0 million, or 5.2%, ATM and point of sale fees, which increased $3.6 million, or 9.3%, and official check outsourcing (a program which began mid-year 2000), which increased $11.4 million, or 185.4%. The increase in ATM and point of sale fees was due primarily to a significant increase in the number of transactions processed. Point of sale transactions increased 39.3% from 2000 to 2001. Additionally, standby letter of credit fees increased $2.3 million, or 51.1%, over the $4.6 million earned in 2000. The increase in other nondeposit fees and commissions in 2000 compared to 1999 was primarily the result of higher bankcard fees and merchant discount and increased ATM and point of sale fees.

Other income totaled $114.8 million in 2001, an increase of $17.7 million, or 18.3%, compared with $97.0 million earned in 2000, which represented an increase of $23.0 million, or 31.1%, over the $74.0 million in 1999 revenue. The primary component of the increase in 2001 was income from investments in bank owned life insurance, which increased $26.2 million, or 66.2%. This increase was partially offset by a decrease in income from a deferred compensation program and a decrease in amortization of negative goodwill, in the amount of $3.7 million, or 34.0%, over 2000. BB&T’s international banking unit revenues totaled $7.8 million in 2001, an increase of 6.4% compared to the $7.3 million earned in 2000.

The ability to generate significant amounts of noninterest revenues in the future will be very important to the continued success of BB&T. Through its subsidiaries, BB&T will continue to focus on asset management, mortgage banking, trust, insurance, investment and brokerage services, as well as other fee-producing products and services. BB&T plans to continue to pursue acquisitions of additional insurance agencies and asset management companies, as well as explore strategic acquisitions of other nonbank entities as a means of expanding fee-based revenues. Also, among BB&T’s principal strategies following the acquisition of a financial institution is the cross-sell of noninterest-income generating products and services to the acquired institution’s client base.

The following table provides a breakdown of BB&T’s noninterest income:

Table 15  Noninterest Income

				% Change
	Years Ended December 31,			2001 v. 2000	2000 v. 1999
	2001	2000	1999
	(Dollars in thousands)
Service charges on deposits	$349,758	$292,492	$268,620	19.6%	8.9%
Mortgage banking income	147,835	104,579	167,056	41.4	(37.4)
Trust income	90,898	80,039	73,361	13.6	9.1
Agency insurance commissions	176,905	146,684	94,484	20.6	55.2
Other insurance commissions	13,600	15,370	14,349	(11.5)	7.1
Securities (losses) gains, net	122,213	(219,366)	(1,630)	NM	NM
Bankcard fees and merchant discounts	60,859	57,851	47,825	5.2	21.0
Investment banking and brokerage fees and commissions	174,589	163,480	129,746	6.8	26.0
Other bank service fees and commissions	127,271	108,621	89,572	17.2	21.3
International income	7,806	7,337	6,120	6.4	19.9
Amortization of negative goodwill	4,785	6,243	6,243	(23.4)	—
Other noninterest income	102,172	83,457	61,682	22.4	35.3

Total noninterest income	$1,378,691	$846,787	$957,428	62.8%	(11.6)%

NM—not meaningful

Noninterest Expense

Noninterest expense totaled $2.2 billion in 2001, $2.0 billion in 2000 and $1.9 billion in 1999. Certain material items principally stemming from mergers and acquisitions were recorded as charges to noninterest expenses during 2001, 2000 and 1999. In 2001, $199.0 million in pretax Special Items were recorded as charges to noninterest expense, while 2000 included $143.2 million in these types of items and $71.5 million in Special Items were recognized in 1999. Excluding the impact of these Special Items from all years, noninterest expense increased $171.5 million, or 9.2%, from 2000 to 2001 and $59.7 million, or 3.3%, from 1999 to 2000. These growth rates include the effects of acquisitions accounted for as purchases, including Community First Banking Company, Virginia Capital Bancshares, Inc., FirstSpartan, BankFirst Corporation, Edgar M. Norris & Co., Laureate Capital Corp., Scott & Stringfellow, Inc., Matewan BancShares, Inc. and numerous insurance agencies. Excluding the special items and the growth in expenses from these purchase transactions, BB&T’s noninterest expense would have increased 4.5% from 2000 to 2001.

The control of noninterest expense is a management priority. The primary measure of the effectiveness of noninterest expense control is the efficiency ratio, which is calculated by dividing total noninterest expense by tax equivalent net interest income plus noninterest income. The efficiency ratio measures the percentage of revenues that are absorbed by costs of production. For 2001, BB&T’s efficiency ratio, excluding the effects of special items, foreclosed property expense, securities gains and losses and losses resulting from the 2000 restructuring of the securities portfolio, was 51.4%. Comparable ratios for 2000 and 1999 were 52.7% and 55.1%, respectively. The downward trend in the efficiency ratio is positive as it indicates that less revenues were absorbed by overhead costs in each of the past two years. After considering that BB&T has substantially increased its noninterest revenue-producing lines of business, which typically have higher efficiency ratios than traditional banking operations, the declining trend is even more significant. Also, given that acquisitions of traditional financial institutions generally cause the efficiency ratio to increase until merger synergies are realized, which typically does not fully occur in the first year of the combination, the recent downward trend in the ratio is even more favorable.

Total personnel expense, the largest component of noninterest expense, totaled $1.2 billion in 2001, $1.0 billion in 2000 and $957.4 million in 1999. Total personnel expense includes salaries and wages, as well as pension and other employee benefit costs. Personnel expenses for 2001, 2000 and 1999 include Special Items in the form of merger-related severance pay, contract termination payments, costs of funding early retirement packages and other related benefits. Total personnel expense, excluding Special Items, increased $111.4 million, or 11.0% in 2001. A significant portion of this increase is the result of acquisitions accounted for as purchases in both 2001 and 2000. Excluding the effect of these purchase transactions, personnel expense increased $66.3 million, or 6.5%, which reflects normal annual adjustments to compensation, increased incentive-related compensation and benefit costs.

Net occupancy and equipment expense totaled $324.7 million in 2001, $302.2 million in 2000 and $282.4 million in 1999. These amounts include Special Items of $19.6 million in 2001, $19.7 million in 2000 and $6.1 million in 1999 related to branch closings and consolidations of backroom operations and information systems associated with mergers. Excluding these Special Items, net occupancy and equipment expense for 2001 increased $22.6 million, or 8.0% compared to 2000, which was an increase of $6.2 million, or 2.2% over 1999. Increased expenses associated with telecommunications and information technology initiatives were primarily responsible for the remainder of the increases in this cost category incurred during the past two years.

Amortization expense associated with intangible assets, primarily goodwill, totaled $75.5 million in 2001, $65.2 million in 2000 and $55.0 million in 1999. At December 31, 2001, BB&T’s unamortized goodwill totaled $879.9 million, up $109.3 million, or 14.2%, compared to 2000. This increase resulted from the 2001 purchases of FirstSpartan, Virginia Capital Bancshares, Inc., Community First Banking Company and seven insurance agencies.

Other noninterest expense totaled $654.6 million for 2001, $585.4 million in 2000 and $574.9 million in 1999. These amounts include Special Items totaling $132.9 million in 2001, $91.0 million in 2000 and $51.8 million in 1999. The Special Items include losses on disposals of fixed assets, operational charge-offs, branch and departmental supplies, donations, legal fees, accounting fees, printing costs, regulatory filing fees and other professional services. Excluding Special Items, other noninterest expense increased $29.5 million, or 6.0% from 2000 to 2001.

The following table presents a breakdown of BB&T’s noninterest expenses for the past three years:

Table 16
Noninterest Expense

				% Change
	Years Ended December 31,			2001 v.	2000 v.
	2001	2000	1999	2000	1999
	(Dollars in thousands)
Salaries and wages	$976,041	$870,932	$798,388	12.1%	9.1%
Pension and other employee benefits	197,672	177,378	158,978	11.4	11.6
Net occupancy expense on bank premises	138,114	133,770	122,156	3.2	9.5
Furniture and equipment expense	186,564	168,431	160,231	10.8	5.1
Federal deposit insurance premiums	12,529	12,007	11,798	4.3	1.8
Foreclosed property expense	2,896	6,354	5,992	(54.4)	6.0
Amortization of intangibles	75,459	65,156	55,045	15.8	18.4
Software	28,762	22,147	20,070	29.9	10.3
Telephone	43,521	45,600	37,317	(4.6)	22.2
Donations	6,821	13,607	15,195	(49.9)	(10.5)
Advertising and public relations	35,522	37,098	36,630	(4.2)	1.3
Travel and transportation	25,430	22,305	17,538	14.0	27.2
Professional services	88,478	71,677	86,090	23.4	(16.7)
Supplies	34,824	34,634	31,846	0.5	8.8
Loan and lease expense	52,098	43,183	43,324	20.6	(0.3)
Deposit related expense	21,566	20,945	20,749	3.0	0.9
Other noninterest expenses	302,133	255,867	248,321	18.1	3.0

Total noninterest expense	$2,228,430	$2,001,091	$1,869,668	11.4%	7.0%

Provision for Income Taxes

BB&T’s provision for income taxes totaled $386.8 million for 2001, an increase of $72.3 million, or 23.0%, compared to 2000. The provision for income taxes totaled $314.5 million in 2000 and $377.2 million in 1999. Excluding the income taxes related to the Special Items discussed previously, BB&T’s tax provision would have been $450.4 million in 2001, $452.4 million in 2000 and $406.6 million in 1999. Excluding the effect of the Special Items referred to above on pretax income and the income tax provisions related to these items, BB&T’s effective tax rates for the years ended December 31, 2001, 2000 and 1999 were 29.0%, 32.1% and 32.6%, respectively.

During 2001 and 2000, BB&T transferred responsibility for the management of certain operations to a subsidiary in a tax-advantaged jurisdiction, thereby lowering the effective income tax rate applicable to certain lease investments. In accordance with SFAS No. 13, “Accounting for Leases”, the net income from the affected leases was recalculated from inception based on the new effective income tax rate. The recalculation had the effect of reducing net interest income for 2001 and 2000 by $40.6 million and $14.3 million, respectively, and reducing the 2001 income tax provision by $56.6 million and the tax provision for 2000 by $19.8 million. BB&T intends to permanently reinvest the earnings of this subsidiary and, therefore, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, deferred income taxes associated with these transactions have not been provided.

Market Risk Management

The effective management of market risk is essential to achieving BB&T’s strategic financial objectives. As a financial institution, BB&T’s most significant market risk exposure is interest rate risk. The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on net interest income. This is accomplished through active management of asset and liability portfolios with a focus on the strategic pricing of asset and liability accounts and management of appropriate maturity mixes of assets and liabilities. The goal of these activities is the development of appropriate maturity and repricing opportunities in BB&T’s portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. BB&T’s Asset / Liability Management Committee (“ALCO”) monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed for proper fixed-rate and variable-rate mixes under various interest rate scenarios.

The asset/liability management process is designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. It is the responsibility of the ALCO to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The ALCO also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The ALCO meets regularly to review BB&T’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards.

BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, collars, financial forward and futures contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to hedge business loans, forecasted sales of mortgage loans, federal funds purchased, long-term debt and certificates of deposit. These hedges resulted in an increase in net interest income of $.9 million in 2001 and increases in net interest expense of $8.1 million in 2000 and $2.9 million in 1999.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. On December 31, 2001, BB&T had derivative financial instruments outstanding with notional amounts totaling $5.6 billion. The estimated fair value of open contracts used for risk management purposes at December 31, 2001, had net unrealized gains of $44.0 million.

See Note Q. “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements for additional disclosures.

Liquidity, Inflation and Changing Interest Rates

The majority of assets and liabilities of financial institutions are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System (“FRB”) to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by ALCO, BB&T is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

BB&T’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions at December 31, 2001, and is not necessarily indicative of positions on other dates. The carrying amounts of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows.

Table 17
Interest Rate Sensitivity Gap Analysis
December 31, 2001

	Expected Repricing or Maturity Date
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Assets
Securities and other interest-earning assets (1)	$1,243,141	$7,112,195	$5,159,574	$2,882,965	$16,397,875
Federal funds sold and securities purchased under resale agreements or similar arrangements	246,040	—	—	—	246,040
Loans and leases (2)	32,828,913	8,132,226	2,814,858	3,667,176	47,443,173

Total interest-earning assets	34,318,094	15,244,421	7,974,432	6,550,141	64,087,088

Liabilities
Savings and interest checking (3)	—	1,808,221	602,740	602,741	3,013,702
Money rate savings (3)	6,951,044	6,951,044	—	—	13,902,088
Other time deposits	17,946,407	2,157,126	764,697	9,615	20,877,845
Federal funds purchased and securities sold under repurchase agreements or similar arrangements	4,131,794	—	—	—	4,131,794
Long-term debt and other borrowings	3,312,013	359,705	297,407	10,269,257	14,238,382

Total interest-bearing liabilities	32,341,258	11,276,096	1,664,844	10,881,613	$56,163,811

Asset-liability gap	1,976,836	3,968,325	6,309,588	(4,331,472)

Cumulative interest rate sensitivity gap	$1,976,836	$5,945,161	$12,254,749	$7,923,277

(1)	Securities based on amortized cost.
(2)	Loans and leases include loans held for sale and are net of unearned income.
(3)	Projected runoff of deposits that do not have a contractual maturity date was computed based upon decay rate assumptions developed by bank regulators to assist banks in addressing FDICIA rule 305.

Management uses Interest Sensitivity Simulation Analysis (“Simulation”) to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T’s interest sensitivity by means of a computer model that incorporates current volumes, average rates earned and paid, and scheduled maturities, payments of asset and liability portfolios, together with multiple scenarios of projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap.

The asset/liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates by analyzing external factors, including published economic projections and data, the effects of likely monetary and fiscal policies as well as any enacted or prospective regulatory changes. BB&T’s current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are also considered. This data is combined with various interest rate scenarios to provide management with information necessary to analyze interest sensitivity and to aid in the development of strategies to reach performance goals.

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months under the “most likely” interest rate scenario incorporated into the Interest Sensitivity Simulation computer model. Key assumptions in the preparation of the table include prepayment speeds on mortgage-related assets; cash flows and maturities of derivative financial instruments; changes in market conditions, loan volumes and pricing; deposit sensitivity; customer preferences; and capital plans. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

Table 18
Interest Sensitivity Simulation Analysis

Interest Rate Scenario		Annualized Hypothetical Percentage Change in Net Interest Income
Linear	Prime Rate
3.00%	7.75%	2.83%
1.50	6.25	2.45
No Change	4.75	—
(1.50)	3.25	-2.80
(3.00)	1.75	-4.27

Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over six months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management’s ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table.

Liquidity represents BB&T’s continuing ability to meet funding needs, primarily deposit withdrawals, timely repayment of borrowings and other liabilities and funding of loan commitments. In addition to the level of liquid assets, such as trading securities and securities available for sale, many other factors affect the ability to meet liquidity needs, including access to a variety of funding sources, maintaining borrowing capacity in national money markets, growing core deposits, the repayment of loans and the capability to securitize or package loans for sale.

Traditional sources of liquidity also include Federal funds purchased, repurchase agreements, FHLB advances and other short-term borrowed funds, commercial paper, revolving credit and long-term debt at both the corporate and bank level.

BB&T Corporation (“Parent Company”) uses dividends and returns on investments in its subsidiaries, funds from master note agreements with commercial clients of subsidiary banks and access to the capital markets as its major sources of funding to meet liquidity needs.

The primary source of funds for parent company cash requirements has been dividends from the subsidiary banks, which totaled $621.8 million during 2001. Funds raised through master note agreements with commercial clients also support the short-term cash needs of the parent company and nonbank subsidiaries. At December 31, 2001 and 2000, master note balances were $763.7 million and $731.1 million, respectively.

The Parent Company has a $300 million revolving credit agreement with a group of unaffiliated banks, which serves as a backup liquidity facility for the master note program referred to above. This agreement has historically been negotiated annually with the current agreement scheduled to expire April 1, 2002, with a provision to extend the expiration date under certain circumstances. No borrowings have occurred under this backup facility.

The Parent Company has four issues of subordinated notes outstanding, which collectively totaled $1.5 billion at December 31, 2001, and $850 million at December 31, 2000. Additionally, BB&T has a universal shelf registration filed with the Securities and Exchange Commission permitting the issuance of $500 million in additional securities to the public, subject to the distribution of a prospectus supplement.

BB&T’s subsidiary banks have several major sources of funding to meet their liquidity requirements, including access to capital markets through issuance of senior level bank notes and institutional certificates of deposit, availability to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, participation in the Treasury, Tax and Loan and Special Direct Investment programs with the Federal Reserve, availability to the overnight and term Federal funds markets, use of the Cayman branch facility for access to European deposits, access to retail brokered certificates of deposit and a borrower in custody program with the Federal Reserve for availability to the discount window.

Management believes current liquidity resources, together with unused sources of liquidity, are adequate to meet BB&T’s current requirements and plans for continued growth. See Note F. “Premises and Equipment”, Note I. “Long-Term Debt” and Note M. “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” for additional information regarding outstanding balances on sources of liquidity and contractual commitments and obligations.

BB&T’s contractual obligations are summarized in the accompanying table:

Table 19
Contractual Obligations and Other Commitments
December 31, 2001

	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
Contractual Cash Obligations
Long-term debt	$11,719,076	$794,499	$359,360	$297,103	$10,268,114
Capital lease obligations	3,656	380	631	555	2,090
Operating Leases	306,302	46,363	79,854	59,138	120,947

Total contractual cash obligations	$12,029,034	$841,242	$439,845	$356,796	$10,391,151

Other Commitments
Lines of credit	$7,465,953	$7,457,103	$—	$—	$8,850
Commercial letters of credit	37,091	37,091	—	—	—
Standby letters of credit	874,829	871,826	2,935	68	—
Other commitments	11,067,911	7,229,437	2,551,609	918,040	368,825

Total other commitments	$19,445,784	$15,595,457	$2,554,544	$918,108	$377,675

Capital Adequacy and Resources

The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T’s principal goals related to capital are to provide an adequate return to shareholders while retaining a sufficient base from which to support future growth and to comply with all regulatory standards.

Shareholders’ equity totaled $6.2 billion at December 31, 2001, an increase of $730.4 million, or 13.5%, from year-end 2000. During 2001, BB&T issued 16.4 million shares in connection with acquisitions accounted for as purchases and the exercise of stock options and other stock-based incentive plans, which increased shareholders’ equity by $494.3 million. This growth was partially offset by the repurchase of 14.0 million shares of common stock at a cost of $510.3 million that were reissued in connection with acquisitions accounted for as purchases. Growth of $515.9 million in shareholders’ equity resulted from BB&T’s earnings retained after dividends to shareholders. Additionally, shareholders’ equity was increased by higher unrealized gains on securities available for sale, which increased $183.8 million during 2001, net of deferred income taxes.

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

Tier 1 capital (common shareholders’ equity, excluding unrealized gains (losses) on debt securities available for sale, net of deferred income taxes, plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets) is required to be at least 4% of risk-weighted assets, and total capital (the sum of Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier 1 capital. The Tier 1 capital ratio for BB&T at the end of 2001 was 9.8%, and the total capital ratio was 13.3%. At the end of 2000, these ratios were 9.7% and 12.2%, respectively.

In addition to the risk-based capital measures described above, regulators have also established minimum leverage capital requirements for banking organizations. This is the primary measure of capital adequacy used by management and is calculated by dividing period-end Tier 1 capital by average tangible assets for the most recent quarter. BB&T’s Tier 1 leverage ratio at year-end 2001 was 7.2%, compared to 7.3% at year-end 2000. The minimum required Tier 1 leverage ratio ranges from 3% to 5% depending upon Federal bank regulatory agency evaluation of an organization’s overall safety and soundness. BB&T’s regulatory capital and ratios are set forth in the following table.

Table 20
Capital—Components and Ratios

	December 31,
	2001	2000
	(Dollars in thousands)
Tier 1 capital	$5,002,896	$4,591,023
Tier 2 capital	1,794,062	1,209,645

Total regulatory capital	$6,796,958	$5,800,668

Risk-based capital ratios:
Tier 1 capital	9.8%	9.7%
Total regulatory capital	13.3	12.2
Tier 1 leverage ratio	7.2	7.3

Segment Results

BB&T’s operations are divided into six reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Agency Insurance, Investment Banking and Brokerage, and Treasury. These operating segments have been identified based primarily on BB&T’s existing organizational structure. See Note S. “Operating Segments”, in the “Notes to Consolidated Financial Statements” herein for a full discussion of the segments, the internal accounting and reporting practices utilized by BB&T to manage these segments and financial disclosures by segment as required by SFAS No. 131. Fluctuations in noninterest income and expense earned and incurred related to external customers are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis. Charges and expenses that are considered to be merger-related and a gain from the sale of an equity investment in an electronic transaction processing company, as previously discussed, are retained in the Corporate Office and are excluded from these segments.

Banking Network

The Banking Network grew internally during 2001 as well as through six mergers or acquisitions of banking companies, three of which were accounted for as poolings of interests. Prior period balances have been restated to reflect the impact of these pooling-of-interest transactions, except for internal management accounting practices, for which it is not practicable to restate balances for these pooling-of-interest transactions. Please refer to Note S. in the “Notes to Consolidated Financial Statements” for a discussion regarding internal management accounting practices. The total Banking Network is composed of 1,081 banking offices, down from 1,091 banking offices at December 31, 2000. Net interest income for the Banking Network totaled $2.0 billion, an increase of $87.6 million, or 4.5%, compared to 2000. The 2000 balance reflected an increase of $68.6 million, or 3.7%, compared to 1999. The increase in 2001 is composed of a 20.4% increase in the net credit generated by the internal funds transfer pricing (“FTP”) system and a slight decrease in net interest income from external customers, which resulted from a rapidly declining interest rate environment. The increase in net intersegment interest income reflects the addition of FTP adjustments associated with the loan and deposit balances of the institutions acquired during 2001.

The provision for loan and lease losses increased $65.0 million, or 43.7%, from 2000 to 2001. This increase mirrors the increase in the consolidated provision for loan and lease losses, as previously discussed herein. The 2000 provision reflected an increase of $7.5 million, or 5.3%, compared to 1999. This increase also reflects the increased consolidated provision.

Noninterest income produced from external customers through the Banking Network increased $88.6 million, or 19.4% during 2001, while noninterest income allocated from other segments increased $119.2 million, or 99.0% due to substantially higher mortgage loan branch incentives. Comparing 2000 to 1999, noninterest income from external customers decreased $57.9 million, or 11.3% in 2000 and intersegment noninterest income decreased $3.1 million, or 2.5%. Noninterest expenses incurred within the Banking Network increased $87.1 million, or 9.2%, during 2001 because of increased employee-related expenses, while noninterest expenses allocated from the other operating segments increased $178.9 million, or 55.0%, over the same time frame, due to a change in the method of allocation. The increases in intersegment noninterest expense also reflect a significant increase in the amount of expenses allocated to the Banking Network during 2001 because of the additional allocations for financial institutions acquired during the year. Comparing 2000 to 1999, noninterest expense decreased $202.8 million, or 17.7%, and noninterest expenses allocated to the Banking Network from intercompany sources increased $63.8 million, or 24.4%.

The provision for income taxes allocated to the Banking Network decreased $49.9 million, or 14.1%, because of lower effective tax rates, which reflect the change in consolidated effective tax rates. The 2000 provision for income taxes increased $36.8 million, or 11.7%, compared to 1999 due to a 14.7% increase in pretax income.

Total identifiable assets for the Banking Network increased $577.3 million, or 1.5%, to a total of $38.1 billion, compared to 2000. Total identifiable assets for the Banking Network decreased 2.2 billion, or 5.5%, compared to 1999.

Mortgage Banking

BB&T’s Mortgage Banking segment experienced a stronger 2001 compared to 2000 primarily because of a more favorable interest rate environment. BB&T’s mortgage originations totaled $10.5 billion for 2001, up 123% compared to 2000. BB&T’s mortgage servicing portfolio totaled $29.2 billion at year-end 2001.

Net interest income for the Mortgage Banking segment totaled $158.7 million, up $43.5 million, or 37.8%, compared to 2000. The 2000 amount reflected a slight decrease from 1999, due to a slowdown in originations. The continued strong credit quality of the mortgage portfolio has resulted in the Mortgage Banking segment’s provision for loan and lease losses being relatively stable from 2000 to 2001. Compared to 1999, the segment’s provision for loan and lease losses in 2000 was down 16.3% to a balance of $3.2 million. This reduction was because of strong credit quality in the mortgage lending portfolio as evidenced by lower charge-offs compared to 1999.

Noninterest income produced from the Mortgage Banking segment’s external customers increased $42.2 million, or 49.5% during 2001, because of the record origination volume in 2001. Noninterest income from external sources decreased $29.5 million, or 25.7%, from 1999 to 2000 because of the decrease in mortgage loan originations that occurred in 2000. Noninterest expenses incurred within the Mortgage Banking segment increased $22.3 million, or 37.9%, in 2001 due to higher amortization of mortgage servicing rights, while noninterest expenses allocated from the other operating segments increased $3.4 million, or 14.8% compared to 2000. The increase in expenses allocated to the Mortgage Banking segment during 2001 reflects the results of acquired institutions and higher incentive compensation paid to mortgage loan originators during the year. In 2000, noninterest expenses from external sources decreased $2.4 million, or 4.0%, from 1999 and intersegment noninterest expenses for 2000 increased $4.1 million, or 21.5% from the previous year.

The provision for income taxes allocated to the Mortgage Banking segment increased $21.9 million, or 68.2%, due to higher pretax income. For 2000, the provision for income taxes decreased $13.0 million, or 28.8%, compared to 1999, due to lower pretax income.

Total identifiable assets for the Mortgage Banking segment increased $686.4 million, or 8.3%, from 2000 to 2001 due to the acquisitions completed during the year. For 2000, the identifiable segment assets increased $2.6 billion, or 46.2%, compared to 1999, due to acquisitions of One Valley Bancorp, Inc., Laureate Capital and the mortgage operations of Premier Bancshares, Inc.

Trust Services

Net interest income for the Trust Services segment in 2001 totaled $12.4 million, a decrease of $1.4 million, or 10.3%, compared to 2000. This decrease is composed of an 8.6% decrease in net interest expense paid to external customers due to lower interest rates and a 9.0% decrease in the net credit for funds as calculated by BB&T’s internal FTP system. This decrease is due to lower average carrying values of assets under administration compared to 2000, which resulted from the lower interest rate environment. The Trust Services segment net interest income in 2000, which totaled $13.8 million, was $5.3 million, or 61.6% greater than the balance for 1999. This increase reflects higher average values of assets under management during 2000.

Noninterest income produced from external customers increased $11.9 million, or 14.9% during 2001, while noninterest income for 2000 reflected an increase of $22.9 million, or 40.0%, compared to 1999. Noninterest expenses incurred within the Trust Services segment increased $8.1 million, or 15.6%, in 2001 due to higher employee-related costs while noninterest expenses allocated from the other operating segments decreased $.6 million, or 15.1%, compared to the prior year. For 2000, noninterest expense increased $13.9 million, or 36.7%, from 1999 while expenses allocated to the Trust Services segment increased $1.2 million, or 47.3% from the previous year. This increase reflects additional expenses allocated due to the trust operations acquired from One Valley.

The provision for income taxes allocated to Trust Services increased $900 thousand, or 8.7%, in 2001 and increased $2.5 million, or 31.3%, in 2000 due to higher pretax income in both years. Total identifiable segment assets for Trust Services increased 58.8% to a total of $62.7 million at December 31, 2001, compared to 2000, and increased 25.5% from 1999 to 2000. The increase during 2000 resulted from greater securities holdings.

Agency Insurance

Noninterest income produced from external sources increased $47.8 million, or 39.1% during 2001 due to the acquisitions of seven insurance agencies during the year, as well as internal growth. For 2000, noninterest income increased $44.1 million, or 56.5%, compared to 1999. This increase also resulted from purchase acquisitions along with internally-generated growth. Noninterest expenses incurred within the Agency Insurance segment in 2001 increased $36.1 million, or 41.4%, from 2000, while noninterest expenses allocated from the other operating segments in 2000 increased 3.1% compared to the prior year. The increase in expenses allocated to Agency Insurance results from the purchased agencies discussed above. For 2000, noninterest expenses increased $27.6 million, or 46.2%, compared to 1999, and intersegment noninterest expenses for 2000 increased 49.5% from the previous year, again primarily due to purchase acquisitions.

The provision for income taxes allocated to Agency Insurance increased $4.8 million in 2001 and $6.0 million in 2000, consistent with growth in pretax income. Total identifiable segment assets for Agency Insurance increased 25.7% to a total of $126.8 million, primarily due to the acquired insurance agencies. For 2000, total identifiable segment assets increased 57.9%.

Investment Banking and Brokerage

Net interest income for the Investment Banking and Brokerage segment in 2001 totaled $8.8 million, a decrease of $2.9 million compared to 2000. This decrease reflects slower business activity in retail brokerage services and capital markets. For the prior year, net interest income increased $4.1 million from 1999 to 2000. Noninterest income produced from external customers increased $17.0 million, or 10.3% during 2001 due to higher fees earned by Scott & Stringfellow. For 2000, noninterest income increased $31.5 million compared to 1999. Noninterest expenses incurred within the Investment Banking and Brokerage segment in 2001 increased $21.1 million due to higher compensation expense, while noninterest expenses allocated from the other operating segments during 2001 increased 6.3% from the previous year. In 2000, noninterest expenses increased $41.7 million, and intersegment noninterest expenses decreased $295 thousand from the previous year.

The provision for income taxes allocated to Investment Banking and Brokerage decreased $700 thousand and $4.5 million in 2001 and 2000, respectively, due to substantial declines in pretax income in both years. Total identifiable assets for the Investment Banking and Brokerage segment decreased 6.6% to a total of $702.1 million. For 2000, total identifiable segment assets increased $52.6 million.

Treasury

Net interest income for the Treasury segment totaled $274.3 million in 2001, an increase of $35.1 million, or 14.7%, compared to 2000. This increase is comprised of a $77.7 million increase in net interest income from external customers, offset by a $42.6 million decrease in the net credit for funds as calculated by BB&T’s internal FTP system. This increase is principally due to changes in the mix and profitability of securities held by the Treasury segment. For 2000, net interest income increased $98.9 million compared to 1999 due to allocations to this segment resulting from mergers. Noninterest income produced from external customers increased $237.4 million during 2001, principally because of a restructuring of the securities portfolio during 2000, which resulted in securities losses of approximately $222.2 million. For 2000, noninterest income decreased $189.9 million because of the losses from the restructuring. Noninterest expenses incurred within the Treasury segment increased $1.5 million, or 23.6%, while noninterest expenses allocated from the other operating segments increased $1.4 million. For 2000, noninterest expenses increased $1.4 million, or 28.7%, and intersegment noninterest expenses decreased $7.7 million.

The provision for income taxes allocated to the Treasury segment increased $78.5 million due to the substantially higher pretax income compared to 2000. In 2000, the provision for income taxes decreased $31.7 million, consistent with a decline in pretax income for that year. Total identifiable assets for the Treasury segment decreased 5.1% during 2001 to a total of $16.2 billion. For 2000, total identifiable segment assets for the Treasury segment increased $5.6 billion.

Common Stock and Dividends

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of the banking subsidiaries to pay dividends to the Parent Company. The payment of cash dividends is an integral part of the Corporation’s policy of retaining sufficient capital to support future growth and to meet regulatory requirements while providing a competitive return on investment to shareholders. BB&T’s common dividend payout ratio, computed by dividing dividends paid per common share by basic earnings per common share, was 45.58% in 2001 as compared to 55.48% in 2000. Excluding the impact of the Special Items discussed in “Analysis of Results of Operations,” the dividend payout ratio would have been 40.33% in 2001 as compared to 40.57% in 2000. BB&T’s cash dividends per common share increased 14.0% during 2001 to $.98 per common share for the year, as compared to $.86 per common share in 2000. This increase marked the 30th consecutive year that the Corporation’s annual cash dividend paid to shareholders has been increased. A discussion of dividend restrictions is included in Note N.—“Regulatory Requirements and Other Restrictions,” in the “Notes to Consolidated Financial Statements” and “Regulatory Considerations.”

BB&T’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BBT”. BB&T’s common stock was held by 114,464 shareholders of record at December 31, 2001 compared to 83,993 at December 31, 2000. The accompanying table, “Quarterly Summary of Market Prices and Dividends Paid on Common Stock,” sets forth the quarterly high, low and last sales prices for BB&T’s common stock based on the daily closing price and the dividends paid per share of common stock for each of the last eight quarters.

Table 21
Quarterly Summary of Market Prices and Cash Dividends Paid on Common Stock

	2001				2000
	Closing Sales Prices			Cash Dividends Paid	Closing Sales Prices			Cash Dividends Paid
	High	Low	Last		High	Low	Last
Quarter Ended:
March 31	$37.88	$31.42	$35.17	$.23	$29.19	$22.00	$28.06	$.20
June 30	37.01	34.25	36.70	.23	31.75	23.88	23.88	.20
September 30	38.48	33.57	36.45	.26	30.44	24.06	30.13	.23
December 31	36.96	32.10	36.11	.26	38.25	27.38	37.31	.23

Year	$38.48	$31.42	$36.11	$.98	$38.25	$22.00	$37.31	$.86

Fourth Quarter Results

Net income for the fourth quarter of 2001 was $277.9 million, compared to $231.7 million for the comparable period of 2000. On a per share basis, diluted net income for the fourth quarter of 2001 was $.61 compared to $.51 for the same period a year ago. Annualized returns on average assets and average shareholders’ equity were 1.56% and 17.93%, respectively, for the fourth quarter of 2001, compared to 1.44% and 18.14%, respectively, for the fourth quarter of 2000. The fourth quarter of 2001 and 2000 included $9.8 million and $17.8 million, respectively, of after-tax items primarily associated with the consummation and integration of mergers and acquisitions. Excluding these items, net income for the fourth quarter of 2001 would have been $287.7 million, an increase of $38.2 million, or 15.3%, compared to the fourth quarter 2000 results. Diluted earnings per share, excluding the special items, would have been $.63, an increase of 14.5% compared to the fourth quarter of 2000.

Net interest income on an FTE basis amounted to $675.1 million for the fourth quarter of 2001, an increase of 7.4% compared to $628.5 million for the same period of 2000. Noninterest income totaled $364.3 million for the fourth quarter of 2001, up 31.3% from $277.5 million earned during the fourth quarter of 2000. Excluding purchase accounting, noninterest income for the fourth quarter of 2001 would have increased $66.6 million, or 23.8%, compared to the fourth quarter of 2000. BB&T’s noninterest expense for the fourth quarter of 2001 totaled $543.8 million, up 14.7% from the $474.2 million recorded in the fourth quarter of 2000. Excluding the special items from both years, noninterest expense for the fourth quarter of 2001 would have increased 13.0% from the fourth quarter of 2000. Excluding purchase accounting, noninterest expense would have increased $40.6 million, or 8.8%, compared to the fourth quarter of 2000.

Excluding purchase accounting, noninterest income for the fourth quarter of 2001 would have increased $66.6 million, or 23.8%, over the fourth quarter of 2000.

Due to an increased level of charge-offs, the fourth quarter 2001 provision for loan and lease losses increased 35.5% to $65.0 million, compared to $48.0 million for the fourth quarter of 2000.

The fourth quarter 2001 provision for income taxes totaled $109.8 million compared to $98.2 million for the fourth quarter of 2000, an increase of 11.8%.

The accompanying table, “Quarterly Financial Summary—Unaudited,” presents condensed information relating to the quarterly periods in the years ended December 31, 2001 and 2000.

Table 22
Quarterly Financial Summary—Unaudited

	2001				2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Consolidated Summary of Operations:
Net interest income FTE	$675,147	$667,850	$647,993	$634,360	$628,523	$615,191	$606,706	$597,743
FTE adjustment	42,938	45,572	53,404	48,951	53,971	29,177	25,464	25,054
Provision for loan and lease losses	65,000	68,500	48,798	42,020	47,958	40,714	30,232	28,283
Securities (losses) gains, net	30,462	2,423	16,644	72,684	2,544	(180,778)	(41,109)	(23)
Other noninterest income	333,833	333,283	329,973	259,389	274,987	271,562	267,155	252,449
Noninterest expense	543,779	582,222	563,914	538,515	474,210	536,013	499,229	491,639
Provision for income taxes	109,782	85,296	91,265	100,447	98,193	27,597	90,596	98,132

Net income	$277,943	$221,966	$237,229	$236,500	$231,722	$72,474	$187,231	$207,061

Diluted net income per share	$.61	$.48	$.52	$.51	$.51	$.16	$.41	$.45

Selected Average Balances:
Assets	$70,651,064	$69,607,180	$68,086,413	$66,973,065	$63,917,592	$62,558,010	$61,050,669	$59,696,087
Securities, at amortized cost	16,239,595	16,015,659	15,542,138	15,742,675	15,482,384	15,341,496	15,126,092	15,011,249
Loans and leases(1)	47,423,174	47,188,382	46,415,420	45,303,013	43,472,712	42,428,208	41,473,500	40,337,792
Total earning assets	64,056,107	63,655,051	62,409,045	61,525,178	59,349,356	58,183,365	57,040,202	55,866,969
Deposits	44,956,808	44,597,561	44,565,034	43,072,688	42,221,110	42,001,836	41,153,215	40,272,313
Short-term borrowed funds	6,401,138	6,412,413	5,543,707	6,599,566	6,954,172	6,002,295	7,218,250	7,478,188
Long-term debt	11,475,259	11,155,640	10,955,001	10,446,846	8,697,105	8,650,595	7,031,414	6,421,398
Total interest-bearing liabilities	56,272,464	55,845,885	54,946,550	54,301,699	52,017,185	50,690,975	49,371,788	48,433,486
Shareholders’ equity	6,150,335	5,903,303	5,659,565	5,487,154	5,081,679	5,031,614	4,821,823	4,707,434

(1)	Loans and leases are net of unearned income and include loans held for sale.

SIX YEAR FINANCIAL SUMMARY AND SELECTED RATIOS
(Dollars in thousands, except per share data)

	As of / For the Years Ended December 31,						Five Year Compound Growth Rate
	2001	2000	1999	1998	1997	1996
Summary of Operations
Interest income	$4,849,538	$4,878,409	$4,233,162	$3,936,661	$3,576,789	$3,235,788	8.4%
Interest expense	2,415,053	2,563,912	2,038,453	1,928,441	1,720,647	1,533,867	9.5

Net interest income	2,434,485	2,314,497	2,194,709	2,008,220	1,856,142	1,701,921	7.4
Provision for loan and lease losses	224,318	147,187	126,559	126,269	136,863	83,931	21.7

Net interest income after provision for loan and lease losses	2,210,167	2,167,310	2,068,150	1,881,951	1,719,279	1,617,990	6.4
Noninterest income	1,378,691	846,787	957,428	765,712	645,572	492,435	22.9
Noninterest expense	2,228,430	2,001,091	1,869,668	1,582,845	1,510,803	1,328,167	10.9

Income before income taxes	1,360,428	1,013,006	1,155,910	1,064,818	854,048	782,258	11.7
Provision for income taxes	386,790	314,518	377,185	343,854	288,945	255,085	8.7

Net income	$973,638	$698,488	$778,725	$720,964	$565,103	$527,173	13.1

Per Common Share
Average shares outstanding (000’s):
Basic	453,188	450,789	447,569	442,423	438,808	438,627	0.7
Diluted	459,269	456,214	454,771	451,001	446,846	447,810	0.5
Basic earnings per share	$2.15	$1.55	$1.74	$1.63	$1.29	$1.20	12.4

Diluted earnings per share	$2.12	$1.53	$1.71	$1.60	$1.26	$1.18	12.4

Cash dividends paid	$.98	$.86	$.75	$.66	$.58	$.50	14.4
Shareholders’ equity	13.50	11.96	10.30	10.33	9.38	8.80	8.9
Average Balances
Securities, at amortized cost	$15,886,736	$15,241,243	$14,820,477	$12,936,731	$11,791,115	$10,779,101	8.1
Loans and leases(1)	46,589,966	41,933,641	37,819,870	34,216,258	30,534,941	27,595,056	11.0
Other assets	6,364,936	4,638,531	4,410,712	4,137,790	3,423,680	3,170,760	15.0

Total assets	$68,841,638	$61,813,415	$57,051,059	$51,290,779	$45,749,736	$41,544,917	10.6

Deposits	$44,304,005	$41,415,940	$38,741,240	$35,977,426	$33,658,603	$31,724,334	6.9
Other liabilities	7,724,036	7,780,591	7,469,542	6,300,849	4,855,886	3,920,174	14.5
Long-term debt	11,011,408	7,705,449	6,207,966	4,694,418	3,329,176	2,253,734	37.3
Common shareholders’ equity	5,802,189	4,911,435	4,632,311	4,318,086	3,902,299	3,623,952	9.9
Preferred shareholders’ equity	—	—	—	—	3,772	22,723	NM

Total liabilities and shareholders’ equity	$68,841,638	$61,813,415	$57,051,059	$51,290,779	$45,749,736	$41,544,917	10.6

Period End Balances
Total assets	$70,869,945	$66,552,823	$59,380,433	$54,373,105	$49,240,765	$43,747,135	10.1
Deposits	44,733,275	43,877,319	39,319,012	38,204,833	35,268,689	33,077,799	6.2
Long-term debt	11,721,076	8,646,018	6,222,561	5,561,216	4,202,137	2,625,211	34.9
Shareholders’ equity	6,150,209	5,419,809	4,640,189	4,621,543	4,095,395	3,771,773	10.3
Selected Ratios
Rate of return on:
Average total assets	1.41%	1.13%	1.36%	1.41%	1.24%	1.27%
Average common shareholders’ equity	16.78	14.22	16.81	16.70	14.48	14.53
Dividend payout	45.58	55.48	43.10	40.49	44.96	41.67
Average equity to average assets	8.43	7.95	8.12	8.42	8.54	8.78

(1) Loans	and leases are net of unearned income and include loans held for sale.
NM	Not meaningful.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of BB&T is responsible for the preparation of the financial statements, related financial data and other information in this Annual Report on Form 10-K. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on management’s estimates and judgment where appropriate. Financial information appearing throughout this Annual Report on Form 10-K is consistent with the financial statements.

BB&T’s accounting system, which records, summarizes and reports financial transactions, is supported by an internal control structure which provides reasonable assurance that assets are safeguarded and that transactions are recorded in accordance with BB&T’s policies and established accounting procedures. As an integral part of the internal control structure, BB&T maintains a professional staff of internal auditors who monitor compliance with and assess the effectiveness of the internal control structure.

The Audit Committee of BB&T’s Board of Directors, composed solely of outside directors, meets regularly with BB&T’s management, internal auditors and independent public accountants to review matters relating to financial reporting, internal control structure and the nature, extent and results of the audit effort. The independent public accountants and the internal auditors have access to the Audit Committee with or without management present.

The financial statements have been audited by Arthur Andersen LLP, independent public accountants, who render an independent opinion on management’s financial statements. Their appointment was recommended by the Audit Committee, approved by the Board of Directors and ratified by the shareholders. Their examination provides an objective assessment of the degree to which BB&T’s management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include reviewing the internal control structure to determine the timing and scope of audit procedures and performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide a reasonable level of assurance that the financial statements are fairly presented in all material respects.

John A. Allison Chairman and Chief Executive Officer	Scott E. Reed Chief Financial Officer	Sherry A. Kellett Controller

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BB&T Corporation:

We have audited the accompanying consolidated balance sheets of BB&T Corporation (a North Carolina corporation), and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BB&T Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

AR	THUR ANDERSEN LLP

Charlotte, North Carolina
January 28, 2002

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
(Dollars in thousands, except per share data)

	2001	2000
Assets
Cash and due from banks	$1,871,437	$1,715,284
Interest-bearing deposits with banks	114,749	61,706
Federal funds sold and securities purchased under resale agreements or similar arrangements	246,040	329,637
Trading securities at market value	97,675	96,719
Securities available for sale at market value	16,621,684	15,231,123
Securities held to maturity at amortized cost (market value: $40,488 at December 31, 2001 and $623,932 at December 31, 2000)	40,496	622,102
Loans held for sale	1,907,416	906,244
Loans and leases, net of unearned income	45,535,757	43,920,831
Allowance for loan and lease losses	(644,418)	(578,107)

Loans and leases, net	44,891,339	43,342,724

Premises and equipment, net of accumulated depreciation	989,611	928,956
Other assets	4,089,498	3,318,328

Total assets	$70,869,945	$66,552,823

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$6,939,640	$6,178,233
Savings and interest checking	3,013,702	3,397,973
Money rate savings	13,902,088	11,853,614
Certificates of deposit and other time deposits	20,877,845	22,447,499

Total deposits	44,733,275	43,877,319

Short-term borrowed funds	6,649,100	7,309,978
Long-term debt	11,721,076	8,646,018
Accounts payable and other liabilities	1,616,285	1,299,699

Total liabilities	64,719,736	61,133,014

Shareholders’ equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or outstanding at December 31, 2001 and at December 31, 2000	—	—
Common stock, $5 par, 1,000,000,000 shares authorized; issued and outstanding, 455,682,560 at December 31, 2001 and 453,307,379 at December 31, 2000	2,278,413	2,266,537
Additional paid-in capital	418,565	423,404
Retained earnings	3,148,501	2,632,642
Unvested restricted stock	(2,669)	(7,071)
Accumulated other comprehensive income, net of deferred income taxes of $201,207 at December 31, 2001 and $77,092 at December 31, 2000	307,399	104,297

Total shareholders’ equity	6,150,209	5,419,809

Total liabilities and shareholders’ equity	$70,869,945	$66,552,823

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(Dollars in thousands, except per share data)
Interest Income
Interest and fees on loans and leases	$3,807,930	$3,876,263	$3,304,651
Interest and dividends on securities	1,024,504	972,762	896,737
Interest on short-term investments	17,104	29,384	31,774

Total interest income	4,849,538	4,878,409	4,233,162

Interest Expense
Interest on deposits	1,568,837	1,685,248	1,370,334
Interest on short-term borrowed funds	235,924	411,528	327,148
Interest on long-term debt	610,292	467,136	340,971

Total interest expense	2,415,053	2,563,912	2,038,453

Net Interest Income	2,434,485	2,314,497	2,194,709
Provision for loan and lease losses	224,318	147,187	126,559

Net Interest Income After Provision for Loan and Lease Losses	2,210,167	2,167,310	2,068,150

Noninterest Income
Service charges on deposits	349,758	292,492	268,620
Mortgage banking income	147,835	104,579	167,056
Trust income	90,898	80,039	73,361
Investment banking and brokerage fees and commissions	174,589	163,480	129,746
Agency insurance commissions	176,905	146,684	94,484
Other insurance commissions	13,600	15,370	14,349
Bankcard fees and merchant discounts	60,859	57,851	47,825
Other nondeposit fees and commissions	127,271	108,621	89,572
Securities gains (losses), net	122,213	(219,366)	(1,630)
Other income	114,763	97,037	74,045

Total noninterest income	1,378,691	846,787	957,428

Noninterest Expense
Personnel expense	1,173,713	1,048,310	957,366
Occupancy and equipment expense	324,678	302,201	282,387
Amortization of intangibles	75,459	65,156	55,045
Advertising and public relations expense	35,522	37,098	36,630
Professional services	88,478	71,677	86,090
Other expense	530,580	476,649	452,150

Total noninterest expense	2,228,430	2,001,091	1,869,668

Earnings
Income before income taxes	1,360,428	1,013,006	1,155,910
Provision for income taxes	386,790	314,518	377,185

Net income	$973,638	$698,488	$778,725

Per Common Share
Net income:
Basic	$2.15	$1.55	$1.74

Diluted	$2.12	$1.53	$1.71

Cash dividends paid by BB&T Corporation	$.98	$.86	$.75

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2001, 2000 and 1999

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings and Other(1)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 1998	447,176,604	$2,235,883	$392,037	$1,907,888	$85,735	$4,621,543
Add (Deduct):
Other comprehensive income:
Net income	—	—	—	778,725	—	778,725
Unrealized holding losses arising during the period	—	—	—	—	(420,867)	(420,867)
Less: reclassification adjustment, net of tax benefit of $652	—	—	—	—	(978)	(978)

Total other comprehensive income	—	—	—	778,725	(419,889)	358,836

Common stock issued	13,969,835	69,852	356,782	(17,027)	—	409,607
Redemption of common stock	(10,796,502)	(53,985)	(348,604)	—	—	(402,589)
Cash dividends declared on common stock	—	—	—	(338,278)	—	(338,278)
Other, net	—	—	—	(8,011)	(919)	(8,930)

Balance, December 31, 1999	450,349,937	2,251,750	400,215	2,323,297	(335,073)	4,640,189
Add (Deduct):
Other comprehensive income:
Net income	—	—	—	698,488	—	698,488
Unrealized holding gains arising during the period	—	—	—	—	307,750	307,750
Less: reclassification adjustment, net of tax of $87,747	—	—	—	—	(131,620)	(131,620)

Total other comprehensive income	—	—	—	698,488	439,370	1,137,858

Common stock issued	10,053,342	50,264	199,202	(154)	—	249,312
Redemption of common stock	(7,095,900)	(35,477)	(182,065)	—	—	(217,542)
Cash dividends declared on common stock	—	—	—	(400,757)	—	(400,757)
Other, net	—	—	6,052	4,697	—	10,749

Balance, December 31, 2000	453,307,379	2,266,537	423,404	2,625,571	104,297	5,419,809
Add (Deduct):
Other comprehensive income:
Net income	—	—	—	973,638	—	973,638
Unrealized holding gains arising during the period	—	—	—	—	258,360	258,360
Less: reclassification adjustment, net of tax of $47,663	—	—	—	—	74,550	74,550

Net unrealized gains (losses) on securities	—	—	—	—	183,810	183,810
Unrecognized gain on cash flow hedge, net of tax of $12,586	—	—	—	—	19,292	19,292

Total other comprehensive income	—	—	—	973,638	203,102	1,176,740

Common stock issued	16,381,881	81,910	412,379	—	—	494,289
Redemption of common stock	(14,006,700)	(70,034)	(440,271)	—	—	(510,305)
Cash dividends declared on common stock	—	—	—	(457,780)	—	(457,780)
Other, net	—	—	23,053	4,403	—	27,456

Balance, December 31, 2001	455,682,560	$2,278,413	$418,565	$3,145,832	$307,399	$6,150,209

(1)	Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$973,638	$698,488	$778,725
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	224,318	147,187	126,559
Depreciation of premises and equipment	122,190	116,247	115,436
Amortization of intangibles and mortgage servicing rights	121,515	83,889	83,775
Accretion of negative goodwill	(4,484)	(6,243)	(6,243)
Amortization of unearned stock compensation	4,402	4,605	3,906
Discount accretion and premium amortization on securities, net	(7,432)	(5,779)	3,015
Net decrease (increase) in trading account securities	(956)	(1,200)	(20,774)
Loss (gain) on sales of securities, net	(122,213)	219,366	1,630
Loss (gain) on sales of loans held for sale	(75,040)	(14,622)	(27,085)
Loss (gain) on disposals of premises and equipment, net	9,973	5,832	(5,765)
Proceeds from sales of loans held for sale	8,707,395	2,692,522	4,424,944
Purchases of loans held for sale	(2,135,494)	(1,014,372)	(961,404)
Origination of loans held for sale, net of principal collected	(7,498,033)	(2,179,434)	(2,452,747)
Decrease (increase) in:
Accrued interest receivable	44,410	(134,931)	(46,982)
Other assets	(475,676)	(631,737)	(210,981)
Increase (decrease) in:
Accrued interest payable	(56,411)	38,826	43,973
Accounts payable and other liabilities	242,113	283,447	116,991
Other, net	19,708	(2,272)	16,562

Net cash provided by operating activities	93,923	299,819	1,983,535

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	2,969,929	5,222,899	1,028,131
Proceeds from maturities, calls and paydowns of securities available for sale	1,895,041	1,533,606	3,787,224
Purchases of securities available for sale	(4,805,145)	(6,584,173)	(5,820,408)
Proceeds from maturities, calls and paydowns of securities held to maturity	1,100	97,570	156,956
Purchases of securities held to maturity	(6,757)	(136,791)	(157,419)
Leases made to customers	(140,681)	(119,017)	(126,066)
Principal collected on leases	107,394	91,791	74,314
Loan originations, net of principal collected	(641,512)	(4,510,575)	(3,999,411)
Purchases of loans	(219,076)	(381,219)	(364,663)
Net cash acquired in transactions accounted for under the purchase method	140,730	239,620	302,032
Purchases and originations of mortgage servicing rights	(224,720)	(57,217)	(79,437)
Proceeds from disposals of premises and equipment	10,214	10,992	38,573
Purchases of premises and equipment	(189,964)	(170,465)	(156,273)
Proceeds from sales of foreclosed property	44,231	39,375	36,924
Proceeds from sales of other real estate held for development or sale	7,425	5,565	15,623
Other, net	—	1,362	704

Net cash used in investing activities	(1,051,791)	(4,716,677)	(5,263,196)

Cash Flows From Financing Activities:
Net increase in deposits	(390,141)	3,411,190	344,043
Net increase (decrease) in short-term borrowed funds	(662,406)	(1,004,349)	3,026,648
Proceeds from long-term debt	3,742,059	6,650,026	3,225,374
Repayments of long-term debt	(722,332)	(4,358,813)	(2,611,824)
Net proceeds from common stock issued	61,359	44,821	53,396
Redemption of common stock	(510,305)	(217,542)	(402,589)
Cash dividends paid on common stock	(433,570)	(374,596)	(324,280)
Other, net	(1,197)	(19)	(860)

Net cash provided by financing activities	1,083,467	4,150,718	3,309,908

Net Increase (Decrease) in Cash and Cash Equivalents	125,599	(266,140)	30,247
Cash and Cash Equivalents at Beginning of Year	2,106,627	2,372,767	2,342,520

Cash and Cash Equivalents at End of Year	$2,232,226	$2,106,627	$2,372,767

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$2,383,951	$2,479,389	$1,727,514
Income taxes	147,984	90,109	154,962
Noncash investing and financing activities:
Transfer of securities from held to maturity to available for sale	587,263	324,734	231,529
Transfer of loans to foreclosed property	46,064	44,574	31,888
Transfer of fixed assets to other real estate owned	9,465	4,307	7,405
Transfer of other real estate owned to fixed assets	182	3,675	1,306
Tax benefit from exercise of stock options	19,612	6,170	18,129
Securitization of mortgage loans	377,429	984,518	34,795
The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

BB&T Corporation (“BB&T” or “Parent Company”) is a financial holding company organized under the laws of North Carolina. Branch Banking and Trust Company (‘‘Branch Bank’’); Branch Banking and Trust Company of South Carolina (“BB&T-SC”); Branch Banking and Trust Company of Virginia (“BB&T-VA”), (collectively, the “Banks”), Regional Acceptance Corporation (“Regional Acceptance”), and Scott & Stringfellow, Inc., (“Scott & Stringfellow”) comprise BB&T’s principal direct subsidiaries.

BB&T is also the parent company for 12 subsidiary banks acquired through mergers with F&M National Corporation and Community First Banking Company. These banks are expected to be merged with and into Branch Bank, BB&T-SC or BB&T-VA, as appropriate, during 2002. References to the ‘‘Banks’’ herein include these subsidiary banks.

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The following is a summary of the more significant policies.

NOTE A.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of BB&T include the accounts of BB&T Corporation and its subsidiaries. In consolidation, all significant intercompany accounts and transactions have been eliminated. Prior period financial statements have been restated to include the accounts of companies that have merged into BB&T in business combinations accounted for as poolings of interests. The results of operations of companies acquired in transactions accounted for as purchases are included only from the dates of acquisition. (See Note B. in the Notes to Consolidated Financial Statements).

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2001. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Nature of Operations

BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its commercial banking subsidiaries that have branch offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama and Washington, D.C. and, to a lesser extent, through its other subsidiaries. BB&T’s principal banking subsidiaries, Branch Bank, BB&T-SC and BB&T-VA, provide a wide range of banking services to individuals and businesses. BB&T’s loans are primarily to individuals residing in the market areas described above or to businesses located in this geographic area. Subsidiaries of BB&T’s commercial banking units offer lease financing to businesses and municipal governments; investment services, including discount brokerage services and a variety of annuities and mutual funds; life insurance, property and casualty insurance on an agency basis, insurance premium financing, loan servicing for financial institutions, asset and portfolio management. The direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, investment banking and municipal and corporate finance services.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses and deferred tax assets or liabilities.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, Federal funds sold and securities purchased under resale agreements or similar arrangements. Generally, both cash and cash equivalents are considered to have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value.

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

Debt securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions, are classified as available for sale. In addition, all investments in equity securities are classified as available for sale. Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as accumulated other comprehensive income, net of deferred income taxes, in the shareholders’ equity section of the consolidated balance sheets. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in noninterest income as securities gains (losses), net.

Trading account securities are primarily held by Scott & Stringfellow, BB&T’s investment banking and full-service brokerage subsidiary. Trading account securities are reported at fair value. Market value adjustments, fees, and gains or losses from trading account activities are included in noninterest income. Interest income on trading account securities is included in interest and dividends on securities. Gains or losses realized from the sale of trading securities are determined by specific identification and are included in noninterest income as securities gains (losses), net.

During 2001, 2000 and 1999, BB&T transferred securities with amortized costs of $587.3 million, $324.7 million and $231.5 million, respectively, from the held-to-maturity portfolio to the available-for-sale portfolio. These securities were previously classified as held-to-maturity either by BB&T or by entities which merged into BB&T. BB&T transferred these amounts pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133 in 2001, which provided a window permitting such transfers in conjunction with the adoption of the statement, and pursuant to the provisions of SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities,’’ in 2000 and 1999 to conform the combined investment portfolios of acquired entities to BB&T’s existing policies.

Loans Held for Sale

Loans held for sale are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on the sales of loans are recognized at the time of sale and are

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A loan is impaired when, based on current information and events, it is probable that BB&T will be unable to collect all amounts due according to the contractual terms of the loan agreement. It is BB&T’s policy to classify and disclose all commercial loans greater than $300,000 that are on nonaccrual status as impaired loans. Substantially all other loans made by BB&T are excluded from the definition of impaired loans as they are comprised of large groups of smaller balance homogeneous loans (residential mortgage and consumer installment) that are collectively evaluated for impairment. SFAS No. 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. When the fair value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a specific reserve allocation.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is the estimated amount considered adequate to cover credit losses inherent in the outstanding loan and lease portfolio at the balance sheet date. The allowance is established through the provision for loan and lease losses, which is reflected in the Consolidated Statements of Income.

The allowance is composed of general reserves, specific reserves and an unallocated reserve. General reserves for commercial loans are determined by applying loss percentages to the portfolio based on management’s evaluation and ‘‘risk grading’’ of the commercial loan portfolio. General reserves are provided for noncommercial loan categories based on a four-year weighted average of actual loss experience, which is applied to the total outstanding loan balance of each loan category. Specific reserves are typically provided on all commercial loans that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of BB&T’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Commercial loans for which specific reserves are provided are excluded from the calculation of general reserves. The allowance

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculation also incorporates specific reserves based on the evaluation of impaired loans, as described above.

The unallocated reserve consists of an amount deemed appropriate to cover the elements of imprecision and estimation risk inherent in the general and specific reserves and an amount determined based on management’s evaluation of various conditions that are not directly measured by other components of the allowance. This evaluation includes general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal credit reviews and results from external bank regulatory examinations.

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

Nonperforming Assets

Nonperforming assets include loans and leases on which interest is not being accrued and foreclosed property. Foreclosed property consists of real estate and other assets acquired through customers’ loan defaults. Commercial and unsecured consumer loans and leases are generally placed on nonaccrual status when concern exists that principal or interest is not fully collectible, or when any portion of principal or interest becomes 90 days past due, whichever occurs first. Mortgage loans and most other types of consumer loans past due 90 days or more may remain on accrual status if management determines that concern over the collectibility of principal and interest is not significant. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectibility of principal or interest.

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

Premises and Equipment

Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation or amortization. Land is stated at cost. In addition, purchased software and costs of computer software developed for internal use are capitalized provided certain criteria are met. Depreciation is computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the lease terms or the estimated useful lives of the improvements. Capitalized leases are amortized by the same methods as premises and equipment over the estimated useful lives or the lease term, whichever is less. Obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured short-term borrowed funds, generally mature less than one year from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. BB&T may be required to provide additional collateral if the fair value of the underlying securities declines during the term of the repurchase agreement.

Income Taxes

The provision for income taxes is based upon income before taxes for financial statement purposes, adjusted for nontaxable income and nondeductible expenses. Deferred income taxes have been provided when different accounting methods have been used in determining income for income tax purposes and for financial reporting purposes. Deferred tax assets and liabilities are recognized based on future tax consequences attributable to differences arising from the financial statement carrying values of assets and liabilities and their tax bases. In the event of changes in the tax laws, deferred tax assets and liabilities are adjusted in the period of the enactment of those changes, with the cumulative effects included in the current year’s income tax provision. BB&T and its subsidiaries file a consolidated Federal income tax return. Each subsidiary pays its proportional share of Federal income taxes to BB&T based on its taxable income. Institutions that are acquired or merged into BB&T during the current fiscal year file separate Federal income tax returns for the periods prior to consummation of the mergers and acquisitions.

Derivative Financial Instruments

BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, collars, financial forwards and futures contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to hedge business loans, forecasted sales of mortgage loans, Federal funds purchased, long-term debt and certificates of deposit.

BB&T accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which was implemented January 1, 2001, and requires all derivative instruments to be carried at fair value on the balance sheet. On the date of adoption, BB&T reassessed and designated derivative instruments used for risk management as fair value hedges, cash flow hedges and derivatives not qualifying for hedge accounting treatment, as appropriate. On January 1, 2001, BB&T had derivatives with a notional value of $2.3 billion. In conjunction with the adoption of SFAS No. 133, BB&T recorded a transition adjustment of $7.9 million, after taxes, to accumulated other comprehensive income. There was no material impact on net income at the date of adoption. The transition adjustment and BB&T’s accounting policies with regard to derivatives have been determined based on the interpretive guidance issued thus far by the FASB. However, the FASB continues to issue guidance that could affect BB&T’s application of the statement and require adjustments.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. As required by SFAS No. 133, BB&T classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), (3) a hedge of a foreign currency exposure (“foreign currency hedge”), of which BB&T has none, or (4) derivatives not designated as hedges. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the effective portion of changes in the value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. For either fair value hedges or cash flow hedges, net income may be affected to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. See Note Q. in the “Notes to Consolidated Financial Statements” for additional disclosures related to derivative financial instruments.

Per Share Data

Basic net income per common share has been computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the years presented. Diluted net income per common share has been computed by dividing net income, as adjusted for the interest expense related to convertible debt where applicable, by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding. Restricted stock grants are considered as issued for purposes of calculating net income per share. See Note R. in the ‘‘Notes to Consolidated Financial Statements” for the calculation of basic and diluted earnings per share.

Intangible Assets

Intangible assets consist of the cost in excess of the fair value of net assets acquired in transactions accounted for as purchases (goodwill), premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets. Such assets are included in other assets in the “Consolidated Balance Sheets”, and are being amortized on straight-line or accelerated bases over periods ranging from 5 to 25 years. Management periodically reviews intangible assets for impairment by estimating future earnings expectations and discounting the resulting cash flows to compare to recorded intangibles. At December 31, 2001 and 2000, BB&T had $879.9 million and $770.6 million, respectively, in unamortized goodwill and $54.5 million and $40.2 million, respectively, in unamortized core deposit and other intangibles. See Note B. in the “Notes to Consolidated Financial Statements” for disclosures related to business combinations and intangible assets. Also see Changes in Accounting Principles and Effects of New Accounting Pronouncements below.

Mortgage Servicing Rights

The carrying value of capitalized purchased and originated mortgage servicing rights are included as other assets in the “Consolidated Balance Sheets”. The cost of purchased mortgage servicing rights and the value allocated to originated mortgage servicing rights are capitalized and amortized over the

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated lives of the loans to which they relate. BB&T periodically assesses the capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance established through a charge to mortgage banking income. At December 31, 2001 and 2000, BB&T had capitalized mortgage servicing rights totaling $359.0 million and $239.3 million, respectively, reflected in other assets. Revenues from originating, marketing and servicing mortgage loans and valuation adjustments related to capitalized mortgage servicing rights are included in mortgage banking income on the “Consolidated Statements of Income.” See Note G. in the “Notes to Consolidated Financial Statements” for additional disclosures related to mortgage servicing rights.

Loan Securitizations

BB&T periodically effects transfers of mortgage loans from the loan portfolio to securities available for sale. These loans are exchanged for mortgage-backed securities issued primarily by Freddie Mac. Following the transfers, the securities are reported at estimated fair value based on quoted market prices, with unrealized gains and losses in accumulated other comprehensive income, net of deferred income taxes. Since the transfers are not considered a sale, no gain or loss is recorded in conjunction with these transactions. BB&T also securitizes and sells loans to third party investors. BB&T retains the mortgage servicing on loans sold and loans exchanged for securities. Gains or losses incurred on the loans sold to third party investors are included in mortgage banking income on the Consolidated Statements of Income.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration. The statements provide accounting and reporting standards for such transactions based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Certain disclosure requirements of the statement were effective immediately and have been adopted by BB&T. Other portions of the statement became effective for transactions that occurred after March 31, 2001. The adoption of the provisions of SFAS No. 125 and SFAS No. 140 did not have a material impact on BB&T’s consolidated financial position or consolidated results of operations. See Note G. in the “Notes to Consolidated Financial Statements” for disclosures relating to SFAS No. 140.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The provisions of the Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. This method requires the accounts of an acquired institution to be included with the acquirer’s accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill. The Statement also requires that the assets of an acquired institution be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior period information for the accounts of the acquired

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

institution. BB&T has historically been a frequent acquirer and has used both the pooling-of-interests and purchase methods of accounting. As a result of the adoption of this statement, BB&T will account for all mergers and acquisitions initiated after June 30, 2001, using the purchase method. See Note B. in the “Notes to Consolidated Financial Statements” for additional disclosures related to SFAS No. 141.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Statement eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring the assets be tested at least annually for impairment based on the specific guidance in the Statement. BB&T adopted the provisions of the Statement effective January 1, 2002, as required, and applied the provisions of the Statement to all goodwill and other intangible assets recognized in the financial statements. BB&T recorded $75.5 million in pretax amortization of goodwill and other intangibles during 2001. Following the adoption of SFAS No. 142, BB&T expects the amortization of goodwill and other intangibles to be reduced by approximately $30 million for 2002. SFAS No. 142 also requires a transitional impairment test of all goodwill and other indefinite-lived intangible assets in conjunction with its initial application. The Statement requires this test to be performed prior to June 30, 2002, and requires any resulting impairment loss to be reported as a change in accounting principle. BB&T has performed preliminary transitional impairment tests on its goodwill assets and, at this time, management does not anticipate that any material impairment losses will be recorded in 2002 as a result of these tests.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement is effective beginning January 1, 2003. Management does not expect the implementation of the Statement to have a material impact on either BB&T’s consolidated financial position or consolidated results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement establishes a single accounting model for long-lived assets to be disposed of by a sale, and resolves significant implementation issues related to SFAS No. 121. The provisions of the Statement were adopted by BB&T on January 1, 2002. The implementation did not have a material impact on either BB&T’s consolidated financial position or consolidated results of operations.

Supplemental Disclosures of Cash Flow Information

As referenced in the “Consolidated Statements of Cash Flows,” BB&T acquired assets and assumed liabilities in transactions accounted for as purchases. The fair values of these assets acquired and liabilities assumed, at acquisition, were as follows:

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2001	2000	1999
	(Dollars in thousands)
Purchase Price	$427,577	$223,047	$330,820
Fair Value of Net Assets Acquired	(256,286)	(117,790)	(141,285)

Excess of Purchase Price over Net
Assets Acquired	$171,291	$105,257	$189,535

Income and Expense Recognition

Items of income and expense are recognized using the accrual basis of accounting, except for some immaterial amounts that are recognized when received or paid.

NOTE B.    Business Combinations

The following table presents summary information with respect to mergers and acquisitions of financial institutions completed during the last three years:

Summary of Completed Mergers and Acquisitions

Date of Acquisition	Acquired Institution	Headquarters	Total Assets	Accounting Method	Goodwill Recorded		Goodwill Amortization Period	BB&T Common Shares Issued to Complete Transaction
December 12, 2001	Community First Banking Company	Carrollton, Ga.	$548.1 million	Purchase		$102.1 million	15 years	3.5 million
August 9, 2001	F&M National Corporation	Winchester, Va.	4.0 billion	Pooling		N/A	N/A	31.1 million
June 27, 2001	Virginia Capital Bancshares, Inc.	Fredericksburg, Va.	532.7 million	Purchase		15.2 million	15 years	4.7 million
June 7, 2001	Century South Banks, Inc.	Alpharetta, Ga.	1.7 billion	Pooling		N/A	N/A	12.7 million
March 2, 2001	FirstSpartan Financial Corp.	Spartanburg, S.C.	591.0 million	Purchase		42.9 million	15 years	3.8 million
January 8, 2001	FCNB Corp.	Frederick, Md.	1.6 billion	Pooling		N/A	N/A	8.7 million

December 27, 2000	BankFirst Corporation	Knoxville, Tenn.	$929.5 million	Purchase		$71.0 million	15 Years	5.3 million
November 15, 2000	Edgar M. Norris & Co.	Greenville, S.C.	3.7 million	Purchase		N/A	N/A	N/A
September 29, 2000	Laureate Capital Corp.	Charlotte, N.C.	13.8 million	Purchase		N/A	N/A	N/A
July 6, 2000	One Valley Bancorp, Inc.	Charleston, W.Va.	6.4 billion	Pooling		N/A	N/A	43.1 million
June 15, 2000	First Banking Company of Southeast Georgia	Statesboro, Ga.	420.0 million	Pooling		N/A	N/A	4.1 million
June 13, 2000	Hardwick Holding Company	Dalton, Ga.	507.2 million	Pooling		N/A	N/A	3.9 million
January 13, 2000	Premier Bancshares, Inc.	Atlanta, Ga.	2.0 billion	Pooling		N/A	N/A	16.8 million

November 10, 1999	First Liberty Financial Corp.	Macon, Ga.	$1.7 billion	Pooling	$	N/A	N/A	12.4 million
August 27, 1999	Matewan BancShares, Inc.	Williamson, W.Va.	734.7 million	Purchase		92.8 million	15 Years	3.2 million
July 14, 1999	Mason-Dixon Bancshares, Inc.	Westminster, Md.	1.2 billion	Pooling		N/A	N/A	6.6 million
July 9, 1999	First Citizens Corporation	Newnan, Ga.	417.8 million	Pooling		N/A	N/A	3.2 million
March 26, 1999	Scott & Stringfellow Financial, Inc.	Richmond, Va.	262.1 million	Purchase		72.8 million	15 Years	3.6 million
March 5, 1999	MainStreet Financial Corporation	Martinsville, Va.	2.0 billion	Pooling		N/A	N/A	16.8 million

N/A—Not applicable or undisclosed terms.

The table above does not include mergers and acquisitions made by any acquired company. The combined effect of the purchase accounting transactions completed since the implementation of SFAS No. 141 did not have a material impact on BB&T’s consolidated financial condition or consolidated results of operations.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance Acquisitions

In addition to the mergers and acquisitions summarized in the above table, BB&T acquired seven insurance agencies during 2001 that were accounted for as purchases. In conjunction with these transactions, BB&T issued approximately 325 thousand shares of common stock and recorded $16.5 million in goodwill and other intangible assets. During 2000, BB&T acquired six insurance agencies, which were accounted for as purchases. In conjunction with these transactions, BB&T issued 1.4 million shares of common stock and recorded $38.9 million in goodwill. During 1999, BB&T acquired eleven insurance agencies and the book of business from another agency. These acquisitions were accounted for as purchases. In conjunction with the 1999 transactions, BB&T issued a total of 1.5 million shares of common stock and recorded $52.8 million of goodwill. These insurance acquisitions did not materially affect BB&T’s consolidated financial position or consolidated results of operations.

For acquisitions accounted for as purchases, the financial information contained herein includes data relevant to the acquirees since the date of acquisition. For acquisitions accounted for as poolings of interests, the financial information contained herein has been restated to include the accounts of the merged institutions for all periods presented. BB&T typically provides an allocation period, not to exceed one year, to identify and quantify the assets acquired and liabilities assumed in business combinations accounted for as purchases. Management currently does not anticipate any material adjustments to the assigned values of the assets and liabilities of acquired companies.

The following unaudited presentation reflects selected information from the ‘‘Consolidated Income Statements’’ on a Pro Forma basis as if the purchase transactions listed in the table above had been acquired as of the beginning of the years presented:

	For the Years Ended
	2001	2000
	(Dollars in thousands, except per share data)
Total revenues	$3,863,037	$3,297,735

Net income	$979,249	$713,144

Basic EPS	$2.16	$1.58

Diluted EPS	$2.13	$1.56

Mergers Pending at December 31, 2001

On November 8, 2001, BB&T announced plans to acquire AREA Bancshares Corporation (“AREA”) of Owensboro, Kentucky. At the time of the announcement, AREA had $2.95 billion in assets and operated 72 banking offices in Kentucky. AREA’s shareholders will receive .55 of a share of BB&T common stock in exchange for each share of AREA common stock held. The transaction, which will be accounted for as a purchase, is expected to be completed in the first quarter of 2002.

On November 8, 2001, BB&T announced plans to acquire Mid-America Bancorp (“Mid-America”) of Louisville, Kentucky. At the date of announcement, Mid-America had $1.8 billion in assets and operated 30 banking offices in the Louisville metropolitan statistical area. Mid-America’s shareholders received .7187 of a share of BB&T common stock and $8.34 in cash for each share of Mid-America common stock held. The transaction, which was accounted for as a purchase, was completed on March 8, 2002.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 2, 2001, BB&T announced plans to acquire Cooney, Rikard & Curtin, Inc., the country’s largest independently owned wholesale insurance broker, based in Birmingham, Alabama. The transaction was completed on January 1, 2002. This acquisition is expected to significantly increase and diversify BB&T’s revenues from insurance operations.

NOTE C.    Securities

The amortized costs and approximate fair values of securities held to maturity and available for sale were as follows:

	December 31, 2001				December 31, 2000
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
	(Dollars in thousands)
Securities held to maturity:
U.S. Treasury and U.S. government agency obligations	$40,496	$—	$8	$40,488	$536,863	$3,426	$2,729	$537,560
Mortgage-backed securities	—	—	—	—	1,739	2	7	1,734
States and political subdivisions	—	—	—	—	80,479	1,163	69	81,573
Other securities	—	—	—	—	3,021	45	1	3,065

Total securities held to maturity	40,496	—	8	40,488	622,102	4,636	2,806	623,932

Securities available for sale:
U.S. Treasury and U.S. government agency obligations	10,413,895	505,162	838	10,918,219	9,474,543	265,067	12,492	9,727,118
Mortgage-backed securities	3,360,729	67,786	3,227	3,425,288	2,781,031	26,986	2,410	2,805,607
States and political subdivisions	1,003,621	10,178	4,826	1,008,973	1,033,958	12,235	7,638	1,038,555
Equity and other securities	1,366,711	2,228	99,735	1,269,204	1,760,202	2,178	102,537	1,659,843

Total securities available for sale	16,144,956	585,354	108,626	16,621,684	15,049,734	306,466	125,077	15,231,123

Total securities	$16,185,452	$585,354	$108,634	$16,662,172	$15,671,836	$311,102	$127,883	$15,855,055

Securities with book values of approximately $7.6 billion and $7.9 billion at December 31, 2001 and 2000, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, and for other purposes as required by law.

At December 31, 2001 and 2000, there were no concentrations of investments in obligations of states and political subdivisions that were payable from the same taxing authority or secured by the same revenue source that exceeded ten percent of shareholders’ equity. Trading securities totaling $97.7 million at December 31, 2001 and $96.7 million at December 31, 2000 are excluded from the accompanying tables.

Proceeds from sales of securities available for sale during 2001, 2000 and 1999 were $3.0 billion, $5.2 billion and $1.0 billion, respectively. Gross gains of $130.6 million, $7.2 million and $8.8 million and gross losses of $8.4 million, $226.6 million and $10.4 million were realized on those sales in 2001, 2000 and 1999, respectively.

The amortized cost and estimated fair value of the securities portfolio at December 31, 2001, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.

	December 31, 2001
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt Securities:
Due in one year or less	$16,198	$16,195	$555,951	$567,917
Due after one year through five years	22,274	22,269	7,938,072	8,205,798
Due after five years through ten years	1,822	1,822	3,744,136	3,900,920
Due after ten years	202	202	2,810,665	2,850,917

Total debt securities	$40,496	$40,488	$15,048,824	$15,525,552

NOTE D.    Loans and Leases

The following is a breakdown of the loan and lease portfolio at year-end by major category:

	December 31,
	2001	2000
	(Dollars in thousands)
Loans:
Commercial, financial and agricultural	$6,551,073	$6,555,578
Lease receivables	5,012,110	4,453,598
Real estate—construction and land development	5,334,108	4,264,275
Real estate—mortgage	25,542,288	25,239,698
Consumer	5,965,010	5,891,059

Loans and leases held for investment	48,404,589	46,404,208
Less: unearned income	(2,868,832)	(2,483,377)

Loans and leases, net of unearned income	$45,535,757	$43,920,831

The net investment in lease receivables was $2.3 billion and $2.1 billion at December 31, 2001 and 2000, respectively. BB&T had loans held for sale at December 31, 2001 and 2000 totaling $1.9 billion and $906.2 million, respectively.

At December 31, 2001, BB&T had investments of approximately $11.4 million in multi-family low income housing developments throughout its market area as a means of supporting its communities. BB&T’s subsidiary banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T is a limited partner in these developments and does not include these properties in its consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T had $32.8 billion in loans secured by real estate at December 31, 2001. However, these loans were not concentrated in any specific market or geographic area other than the Banks’ primary markets.

The following table sets forth certain information regarding BB&T’s impaired loans as defined under SFAS No. 114 at the end of the calendar year:

	December 31,
	2001	2000
	(Dollars in thousands)
Total recorded investment—impaired loans	$130,680	$73,422

Total recorded investment with related valuation allowance	130,680	70,001
Valuation allowance assigned to impaired loans	(24,180)	(10,738)

Net carrying value—impaired loans	$106,500	$59,263

Average balance of impaired loans	$99,218	$59,437

Cash basis interest income recognized on impaired loans	$—	$1,922

The following table provides an analysis of loans made to directors, executive officers and their interests, which in the aggregate exceeded $60,000 at any time during 2001. All amounts shown represent loans made by BB&T’s subsidiary banks in the ordinary course of business at the Banks’ normal credit terms, including interest rate and collateralization prevailing at the time for comparable transactions with other persons.

(Dollars in thousands)
Balance, December 31, 2000	$309,795
Additions	48,765
Reductions	207,980

Balance, December 31, 2001	$150,580

NOTE E.    Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses for each of the past three years is presented in the following table:

	For the Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Beginning Balance	$578,107	$529,236	$490,619
Allowances of purchased companies	29,083	14,311	10,697
Provision for losses charged to expense	224,318	147,187	126,559
Loans and leases charged-off	(231,229)	(150,515)	(134,000)
Recoveries of previous charge-offs	44,139	37,888	35,361

Net loans and leases charged-off	(187,090)	(112,627)	(98,639)

Ending Balance	$644,418	$578,107	$529,236

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2001, 2000 and 1999, loans and leases not currently accruing interest totaled $316.6 million, $180.6 million and $144.2 million, respectively. Loans 90 days or more past due and still accruing interest totaled $101.8 million, $81.6 million and $66.2 million at December 31, 2001, 2000 and 1999, respectively. The gross interest income that would have been earned during 2001 if the loans and leases then classified as nonaccrual had been current in accordance with the original terms was approximately $23.9 million. Foreclosed property totaled $57.0 million, $55.2 million and $47.1 million at December 31, 2001, 2000 and 1999, respectively.

NOTE F.    Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	December 31,
	2001	2000
	(Dollars in thousands)
Land and land improvements	$197,877	$165,532
Buildings and building improvements	818,951	763,806
Furniture and equipment	662,891	661,815
Capitalized leases on premises and equipment	2,885	3,943

	1,682,604	1,595,096
Less—accumulated depreciation and amortization	692,993	666,140

Net premises and equipment	$989,611	$928,956

Depreciation expense, which is included in occupancy and equipment expense, was $122.2 million, $116.2 million, and $115.4 million in 2001, 2000 and 1999, respectively.

BB&T has noncancelable leases covering certain premises and equipment. Total rent expense applicable to operating leases was $68.0 million, $66.4 million and $71.6 million for 2001, 2000 and 1999, respectively. Future minimum lease payments for operating and capitalized leases for years subsequent to 2001 are as follows:

	Leases
	Operating	Capitalized
	(Dollars in thousands)
Years ended December 31:
2002	$46,363	$380
2003	41,559	342
2004	38,295	289
2005	33,980	278
2006	25,158	277
2007 and later	120,947	2,090

Total minimum lease payments	$306,302	3,656

Less—amount representing interest		1,656

Present value of net minimum payments on capitalized leases (Note I.)		$2,000

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE G.    Loan Servicing

The following is an analysis of capitalized mortgage servicing rights included in other assets in the Consolidated Balance Sheets for each of the past three years:

	Capitalized Mortgage Servicing Rights
	For the Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Balance, January 1,	$239,251	$189,809	$119,613
Amount capitalized	224,720	57,217	79,437
Acquired in purchase transactions	—	12,153	—
Amortization expense	(46,056)	(18,733)	(28,730)
Change in valuation allowance	(58,878)	(1,195)	19,489

Balance, December 31,	$359,037	$239,251	$189,809

Capitalized mortgage servicing rights are being amortized on a disaggregated basis using an accelerated method over the estimated life of the underlying loans. The servicing rights portfolio is analyzed each quarter by stratifying the portfolio by predominate risk characteristics based on type of loan, maturity of loan and interest rates of loans in intervals of 200 basis points. A disaggregated cash flow methodology is applied to the stratified portfolio to identify possible impairment. Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights in 2001, 2000 and 1999 including the effects of related hedging instruments:

	Valuation Allowance for
	Mortgage Servicing Rights
	For the Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Balance, January 1,	$2,287	$1,092	$20,581
Additions	65,109	1,301	462
Reductions	(6,231)	(106)	(19,951)

Balance, December 31,	$61,165	$2,287	$1,092

Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. The unpaid principal balances of mortgage loans serviced for others were $20.4 billion and $15.8 billion at December 31, 2001 and 2000, respectively.

During 2001, BB&T securitized and sold $8.7 billion of fixed rate mortgage loans and recognized a pretax gain of $5.2 million, which was recorded in noninterest income. BB&T retained the related mortgage servicing rights and receives annual servicing fees approximating .25% of the outstanding balance of the mortgage loans. The investors in the resulting securities have no recourse against BB&T for any failure of the loans underlying the securities.

At December 31, 2001, BB&T had $1.7 billion of mortgage loans sold with limited recourse liability. In the event of nonperformance by the borrower, BB&T has exposure limited to approximately $39.8 million on these mortgage loans.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds, net charge-off experience and discount rates commensurate with the risks involved.

At December 31, 2001, the sensitivity of the current fair value of the capitalized mortgage servicing rights to immediate 25% and 50% adverse changes in key economic assumptions are included in the accompanying table.

	Key Assumptions in the Valuation of Mortgage Servicing Rights December 31, 2001
	(Dollars in thousands)
Fair Value of Mortgage Servicing Rights	$399,976

Weighted Average Life	6.0	yrs

Prepayment Speed	18.0%
Effect on fair value of a 25% increase	$(36,890)
Effect on fair value of a 50% increase	(66,044)

Expected credit losses	0.4%
Effect on fair value of a 25% increase	$(675)
Effect on fair value of a 50% increase	(1,351)

Discount Rate	9.75%
Effect on fair value of a 25% increase	$(20,771)
Effect on fair value of a 50% increase	(39,131)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the effect of the change.

The following table includes a summary of mortgage loans outstanding, the portion securitized and derecognized during the periods presented and related delinquencies and net charge-offs.

	Years Ended December 31,
	2001	2000
	(Dollars in thousands)
Mortgage Loans Managed or Securitized(1)	$10,321,580	$9,828,583
Less: Loans Securitized and Transferred to Securities Available for Sale	1,003,061	1,032,546
Less: Loans Held for Sale	1,907,416	906,244

Mortgage Loans Held for Investment	$7,411,103	$7,889,793

Mortgage Loans on Nonaccrual Status	$72,587	$37,642

Mortgage Loans Past Due 90 Days and Still Accruing	$29,453	$27,867

Mortgage Loan Net Charge-offs	$5,761	$1,623

(1)	Mortgage loans managed or securitized include loans in which BB&T retains only the related servicing rights. Balances exclude loans serviced for others.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE H.    Short-Term Borrowed Funds

Short-term borrowed funds are summarized as follows:

	December 31,
	2001	2000
	(Dollars in thousands)
Federal funds purchased	$1,956,284	$1,462,693
Securities sold under agreements to repurchase	2,175,510	2,748,900
Master notes	763,655	731,149
U.S. Treasury tax and loan deposit notes payable	1,091,018	214,858
Short-term Federal Home Loan Bank advances	17,699	152,723
Short-term bank notes	500,000	1,890,000
Other short-term borrowed funds	144,934	109,655

Total short-term borrowed funds	$6,649,100	$7,309,978

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under agreements to repurchase are borrowings collateralized by securities of the U.S. government or its agencies and have maturities ranging from one to ninety days. U.S. Treasury tax and loan deposit notes payable are payable upon demand to the U.S. Treasury. Master notes are unsecured, non-negotiable obligations of BB&T Corporation (variable rate commercial paper). Short-term Federal Home Loan Bank advances generally mature daily. Short-term bank notes are unsecured borrowings issued by the banking subsidiaries that generally mature in less than one year.

A summary of selected data related to short-term borrowed funds follows:

	As of/For the Year Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Maximum outstanding at any month-end	$7,399,378	$8,822,265	$8,648,596
Balance outstanding at end of year	6,649,100	7,309,978	8,392,344
Average outstanding during the year	6,239,137	6,910,849	6,709,177
Average interest rate during the year	3.78%	5.95%	4.88%
Average interest rate at end of year	3.67	6.07	4.31

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE I.    Long-Term Debt

Long-term debt is summarized as follows:

	December 31,
	2001	2000
	(Dollars in thousands)
Capitalized leases, varying maturities to 2028 with rates from 4.75% to 12.65%. Balance represents the unamortized amounts due on leases of various facilities.	$2,000	$2,234
Medium-term bank notes, unsecured, maturing in 2002 with variable rates from 1.85% to 2.111%.	767,000	1,201,996
Advances from Federal Home Loan Bank, varying maturities to 2019 with rates from 1.00% to 8.50%.	9,292,986	6,421,590
Subordinated Notes[2], unsecured, dated May 21, 1996, June 3, 1997, June 30, 1998[1] and July 25, 2001; maturing May 23, 2003, June 15, 2007, June 30, 2025 and July 25, 2011, with interest rates of 7.05%, 7.25%, 6.375% and 6.50%, respectively.	1,499,360	856,072
Corporation-obligated mandatorily redeemable capital securities[3], dated July 16, 1997, maturing June 15, 2027, with interest at 10.07%; November 19, 1997, maturing December 1, 2027, with interest at 8.90%; November 13, 1997, maturing December 31, 2027, with interest at 9.00%; April 22, 1998, maturing June 30, 2028, with interest at 8.40%; and July 13, 1998, maturing July 31, 2028, with interest at 8.25%.	155,000	155,000
Other mortgage indebtedness	4,730	9,126

Total long-term debt	$11,721,076	$8,646,018

Excluding the capitalized leases set forth in Note F; future debt maturities are $794.5 million, $288.8 million, $70.6 million, $175.8 million and $121.3 million for the next five years. The maturities for 2007 and later years total $10.3 billion.

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

Mandatorily Redeemable Capital Securities

In July, 1997, Mason-Dixon Capital Trust (‘‘MDCT’’) issued $20 million of 10.07% Preferred Securities. MDCT, a statutory business trust created under the laws of the State of Delaware, was formed by Mason-Dixon Bancshares, Inc., (‘‘Mason-Dixon’’) for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in 10.07% Junior Subordinated Debentures issued by Mason-Dixon. Mason Dixon, which merged into BB&T on July 14, 1999, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MDCT’s obligations under the Preferred Securities. MDCT’s sole asset is the

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Junior Subordinated Debentures issued by Mason-Dixon and assumed by BB&T, which mature June 15, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after June 15, 2007. The Preferred Securities of MDCT, are subject to mandatory redemption in whole on June 15, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In November, 1997, MainStreet Capital Trust I (‘‘MSCT I’’) issued $50 million of 8.90% Trust Securities. MSCT I, a statutory business trust created under the laws of the State of Delaware, was formed by MainStreet Financial Corporation, (‘‘MainStreet’’) for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 8.90% Junior Subordinated Debentures issued by MainStreet. MainStreet, which merged into BB&T on March 5, 1999, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MSCT I’s obligations under the Trust Securities. MSCT I’s sole asset is the Junior Subordinated Debentures issued by MainStreet and assumed by BB&T, which mature December 1, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after December 1, 2007. The Trust Securities of MSCT I, are subject to mandatory redemption in whole on December 1, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions. One Valley Bancorp, Inc., which merged into BB&T Corporation on July 6, 2000 and a subsidiary of Mason-Dixon Bancshares, Inc, which merged into BB&T on July 14, 1999, each owned $2 million of the Trust Securities issued by MSCT I. As a result of these mergers, the outstanding balance of the MSCT I Trust Securities included in the consolidated balance sheets was $46 million.

In November, 1997, Premier Capital Trust I (‘‘PCT I’’) issued $28.75 million of 9.00% Preferred Securities. PCT I, a statutory business trust created under the laws of the State of Delaware, was formed by Premier Bancshares, Inc., (‘‘Premier’’) for the purpose of issuing the Preferred Securities and investing the proceeds thereof in 9.00% Junior Subordinated Debentures issued by Premier. Premier, which merged into BB&T on January 13, 2000, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PCT I’s obligations under the Preferred Securities. PCT I’s sole asset is the Junior Subordinated Debentures issued by Premier and assumed by BB&T, which mature December 31, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after December 31, 2007. The Preferred Securities of PCT I, are subject to mandatory redemption in whole on December 31, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In April, 1998, Mason-Dixon Capital Trust II (‘‘MDCT II’’) issued $20 million of 8.40% Preferred Securities. MDCT II, a Delaware statutory business trust, was formed by Mason-Dixon Bancshares, Inc., (‘‘Mason-Dixon’’) for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in 8.40% Junior Subordinated Debentures issued by Mason-Dixon. Mason Dixon, which merged into BB&T on July 14, 1999, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MDCT II’s obligations under the Preferred Securities. MDCT II’s sole asset is the Junior Subordinated Debentures issued by Mason-Dixon and assumed by BB&T, which mature June 30, 2028, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after June 30, 2003. The Preferred Securities of MDCT II, are subject to mandatory redemption in whole on June 30, 2028, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In July, 1998, FCNB Capital Trust (‘‘FCNBCT’’) issued $40.25 million of 8.25% Trust Preferred Securities. FCNBCT, a statutory business trust created under the laws of the State of Delaware, was formed by FCNB Corp, (‘‘FCNB’’) for the purpose of issuing the Trust Preferred Securities and investing the proceeds thereof in 8.25% Subordinated Debentures issued by FCNB. FCNB, which merged into BB&T on January 7, 2001, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of FCNBCT’s obligations under the Trust Preferred Securities. FCNBCT’s sole asset is the Subordinated Debentures issued by FCNB and assumed by BB&T, which mature July 31, 2028, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after July 31, 2003. The Trust Preferred Securities of FCNBCT, are subject to mandatory redemption in whole on July 31, 2028, or such earlier date in the event the Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

As a result of the mergers with MainStreet Financial Corporation, Mason-Dixon Bancshares, Inc., Premier Bancshares, Inc. and FCNB Corp, BB&T is the sole owner of the common stock of the above statutory Delaware business trusts and has assumed agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of the trusts’ obligations under the Trust and Preferred Securities. The proceeds from the issuance of these securities qualify as Tier I capital under the risk-based capital guidelines established by the Federal Reserve.

NOTE J.    Shareholders’ Equity

The authorized capital stock of BB&T consists of 1,000,000,000 shares of common stock, $5 par value, and 5,000,000 shares of preferred stock, $5 par value. At December 31, 2001, 455,682,560 shares of common stock and no shares of preferred stock were issued and outstanding.

Stock Option Plans

At December 31, 2001, BB&T had the following stock-based compensation plans: the 1994 and 1995 Omnibus Stock Incentive Plans (‘‘Omnibus Plans’’), the Incentive Stock Option Plan (‘‘ISOP’’), the Non-Qualified Stock Option Plan (‘‘NQSOP’’) and the Non-Employee Directors’ Stock Option Plan (‘‘Directors’ Plan’’), which are described below. BB&T accounts for these plans under Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method described by SFAS No. 123, BB&T’s pro forma net income and pro forma earnings per share would have been as follows:

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands, except per share data)
Net income applicable to common shares:
As reported	$973,638	$698,488	$778,725
Pro Forma	949,108	677,438	759,248
Basic EPS:
As reported	2.15	1.55	1.74
Pro Forma	2.09	1.50	1.70
Diluted EPS:
As reported	2.12	1.53	1.71
Pro Forma	2.07	1.49	1.67

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 2.5% in all years; expected volatility of 28% in 2001, 29% in 2000 and 25% in 1999; risk free interest rates of 4.9%, 6.6% and 5.4% for 2001, 2000 and 1999, respectively; and expected lives of 6.0 years, 6.1 years and 6.1 years for 2001, 2000 and 1999, respectively.

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

The provisions of the 1995 Omnibus Plan also provide for an automatic increase in the authorized number of shares issuable, equal to 3% of any increase in the Corporation’s outstanding common shares. Including options authorized under these provisions, the maximum number of shares issuable under the 1995 Omnibus Plan was 37.2 million at December 31, 2001. The combined shares issuable under both Omnibus Plans, after giving effect to the 2-for-1 stock split and the automatic increase provided by the terms of the 1995 Omnibus Plan, is 45.2 million at December 31, 2001. The Omnibus Plans are intended to allow BB&T to recruit and retain employees with ability and initiative and to associate the employees’ interests with those of BB&T and its shareholders. At December 31, 2001, 12,341,066 qualified stock options at prices ranging from $6.86 to $51.41 and 7,195,176 non-qualified stock options at prices ranging from no cost to $56.98 were outstanding. The stock options generally vest over 3 years and have a 10-year term.

The ISOP and the NQSOP were established to retain key officers and key management employees and to offer them the incentive to use their best efforts on behalf of BB&T. The plans further provided for up to 2,202,000 shares of common stock to be reserved for the granting of options, which have a four

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year vesting schedule and must be exercised within ten years from the date granted. These plans expired on December 19, 2000; however, any options previously granted under the plans will be available to be exercised for ten years. No additional grants will be made pursuant to these plans. Incentive stock options granted had an exercise price equal to at least 100% of the fair market value of common stock on the date granted, and the non-qualified stock options were required to have an exercise price equal to at least 85% of the fair market value on the date granted. At December 31, 2001, options to purchase 48,248 shares of common stock at an exercise price of $8.375 were outstanding pursuant to the NQSOP. At December 31, 2001, options to purchase 56,042 shares of common stock at an exercise price of $9.8885 were outstanding pursuant to the ISOP.

The Directors’ Stock Option Plan is intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. The plan creates a deferred compensation system for participating non-employee directors. Each non-employee director may elect to defer 0%, 50% or 100% of the annual retainer fee for each calendar year and apply that percentage toward the grant of options to purchase BB&T common stock. Such elections are required to be in writing and are irrevocable for each calendar year. The exercise price at which shares of BB&T common stock may be purchased shall be equal to 75% of the market value of the common stock as of the date of grant. Options are vested in six months and may be exercised anytime thereafter until the expiration date, which is ten years from the date of grant. The Directors’ Plan provides for the reservation of up to 1,800,000 shares of BB&T common stock. At December 31, 2001, options to purchase 920,293 shares of common stock at prices ranging from $6.3578 to $28.8719 were outstanding pursuant to the Directors’ Plan.

BB&T also has options outstanding that were granted by certain acquired companies. These options, which have not been included in the plans described above, totaled 118,978 as of December 31, 2001, with option prices ranging from $4.435 to $11.8535.

A summary of the status of the Company’s stock option plans at December 31, 2001, 2000 and 1999 and changes during the years then ended is presented below:

	2001		2000		1999
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	18,683,370	$20.80	16,505,624	$19.33	16,539,812	$11.40
Issued in purchase transactions	1,374,493	24.75	645,342	13.95	241,086	10.68
Granted	4,196,006	36.10	4,753,707	23.79	3,273,310	32.60
Exercised	(3,160,288)	14.90	(2,689,869)	12.49	(3,244,853)	10.88
Forfeited or Expired	(413,778)	34.31	(531,434)	34.25	(303,731)	35.33

Outstanding at end of year	20,679,803	$24.75	18,683,370	$20.80	16,505,624	$19.33

Options exercisable at year-end	15,005,927	$21.87	14,303,728	$18.92	14,020,523	$16.59

The weighted average fair value of options granted was $10.00, $7.78 and $8.79 per option at December 31, 2001, 2000 and 1999, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the options outstanding at December 31, 2001:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number Outstanding 12/31/01	Weighted- Average Remaining Contractual Life		Weighted- Average Exercise Price	Number Exercisable 12/31/01	Weighted- Average Exercise Price
$—	to	$4.75	21,136	3.4	yrs	$2.72	21,136	$2.72
4.76	to	7.25	243,304	2.0		6.34	243,304	6.34
7.26	to	10.75	1,918,124	2.4		9.30	1,918,124	9.30
10.76	to	16.00	3,206,590	3.8		12.84	3,206,590	12.84
16.01	to	24.00	6,323,810	6.9		22.49	4,464,307	21.89
24.01	to	36.00	3,087,269	6.8		30.13	3,051,933	30.16
36.01	to	56.98	5,879,570	8.5		36.72	2,100,533	37.02

			20,679,803	6.4	yrs	$24.75	15,005,927	$21.87

Shareholder Rights Plan

On January 17, 1997, pursuant to the Rights Agreement approved by the Board of Directors, BB&T distributed to shareholders one preferred stock purchase right for each share of BB&T’s common stock then outstanding. Subsequent to this date, all shares issued are accompanied by a stock purchase right. Initially, the rights, which expire in 10 years, are not exercisable and are not transferable apart from the common stock. The rights will become exercisable only if a person or group acquires 20% or more of BB&T’s common stock, or BB&T’s Board of Directors determines, pursuant to the terms of the Rights Agreement, that any person or group that has acquired 10% or more of BB&T’s common stock is an ‘‘Adverse Person.’’ Each right would then enable the holder to purchase  1/100th of a share of a new series of BB&T preferred stock at an initial exercise price of $145.00. The Board of Directors will be entitled to redeem the rights at $.01 per right under certain circumstances specified in the Rights Agreement.

Under the terms of the Rights Agreement, if any person or group becomes the beneficial owner of 25% or more of BB&T’s common stock, with certain exceptions, or if the Board of Directors determines that any 10% or more stockholder is an ‘‘Adverse Person,’’ each right will entitle its holder (other than the person triggering exercisability of the rights) to purchase, at the right’s then-current exercise price, shares of BB&T’s common stock having a value of twice the right’s exercise price. In addition, if after any person or group has become a 20% or more stockholder, BB&T is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each right will entitle its holder to purchase, at the right’s then-current exercise price, shares of common stock of such other person having a value of twice the right’s exercise price.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note K.    Income Taxes

The provision for income taxes was composed of the following:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Current expense:
Federal	$185,455	$124,378	$188,292
State	11,805	12,635	12,639

Total current income tax expense	197,260	137,013	200,931
Deferred income tax expense	189,530	177,505	176,254

Provision for income taxes	$386,790	$314,518	$377,185

The income tax provisions in the above table do not include the effects of income tax deductions resulting from exercises of stock options. Income tax benefits from the exercise of stock options, which amounted to $19.6 million in 2001, $6.2 million in 2000 and $18.2 million in 1999, were recorded as increases in shareholders’ equity in accordance with generally accepted accounting principles.

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Federal income taxes at statutory rate of 35%	$476,150	$354,204	$404,357
Increase (decrease) in provision for income taxes as a result of:
Tax-exempt income from securities, loans and leases, net of related non-deductible interest expense	(82,696)	(56,724)	(39,429)
Amortization of goodwill	19,672	16,642	13,327
State income taxes, net of Federal tax benefit	12,416	9,482	10,050
Other, net	(38,752)	(9,086)	(11,120)

Provision for income taxes	$386,790	314,518	$377,185

Effective income tax rate	28.4%	31.0%	32.6%

During 2001 and 2000, BB&T transferred responsibility for the management of certain operations to a subsidiary in a tax-advantaged jurisdiction, thereby lowering the effective income tax rate applicable to certain lease investments. In accordance with SFAS No. 13, “Accounting for Leases”, the net income from the affected leases was recalculated from inception based on the new effective income tax rate. The recalculation had the effect of reducing net interest income for 2001 and 2000 by $40.6 million and $14.3 million, respectively, and reducing the current year’s income tax provision by $56.6 million and the tax provision for 2000 by $19.8 million. BB&T intends to permanently reinvest the earnings of this subsidiary and, therefore, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, no deferred income taxes have been recorded in connection with these transactions.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets (liabilities) in the “Consolidated Balance Sheets” were:

	December 31,
	2001	2000
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$242,126	$214,959
Deferred compensation	51,754	48,765
Other	87,835	89,891

Total tax deferred assets	381,715	353,615

Deferred tax liabilities:
Net unrealized appreciation on securities available for sale	(188,622)	(77,092)
Lease financing	(615,218)	(430,999)
Mortgage servicing rights	(64,649)	(65,280)
Other	(86,292)	(70,806)

Total tax deferred liabilities	(954,781)	(644,177)

Net deferred tax asset (liability)	$(573,066)	$(290,562)

Securities transactions resulted in income tax expense (benefits) of $46.5 million, ($76.8 million) and ($.6 million) related to securities gains (losses) for the years ended December 31, 2001, 2000 and 1999, respectively.

The Internal Revenue Service (“IRS”) is conducting an examination of BB&T’s Federal income tax returns for the years ended December 31, 1996, 1997 and 1998. In connection with this examination the IRS has issued Notices of Proposed Adjustment with respect to BB&T’s income tax treatment of certain leveraged lease investments that were entered into during the years under examination. Management believes that BB&T’s treatment of these leveraged leases was appropriate and in compliance with existing tax laws and regulations, and intends to vigorously defend this position. In addition, inasmuch as the proposed adjustments relate primarily to the timing of revenue recognition and amortization expense, deferred taxes have been provided. Management does not expect that BB&T’s consolidated financial position or consolidated results of operations will be materially adversely affected as a result of the IRS examination.

NOTE L.    Benefit Plans

BB&T provides various benefit plans to all employees, including employees of acquired entities. Employees of acquired entities generally participate in existing BB&T plans upon consummation of the business combinations. The plans of acquired institutions are typically merged into the BB&T plans upon consummation of the mergers, and, under these circumstances, credit is usually given to these employees for years of service at the acquired institution for vesting and benefit accrual purposes.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes expenses relating to employee retirement plans.

	For the Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Defined benefit plans	$19,567	$15,114	$19,050
Defined contribution and ESOP plans	31,508	23,824	18,850

Total expense related to benefit plans	$51,075	$38,938	$37,900

Defined Benefit Retirement Plans

BB&T provides a defined benefit retirement plan qualified under the Internal Revenue Code that covers substantially all employees. Benefits are based on years of service, age at retirement and the employee’s compensation during the five highest consecutive years of earnings within the last ten years of employment. BB&T’s contributions to the plan are in amounts between the minimum required for funding standard accounts and the maximum deductible for federal income tax purposes.

In addition, supplemental retirement benefits are provided to certain key officers under supplemental defined benefit executive retirement plans, which are not qualified under the Internal Revenue Code. Although technically unfunded plans, insurance policies on the lives of the covered employees partially fund future benefits.

Financial data relative to the defined benefit pension plans is summarized in the following tables for the years indicated:

	For the Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Net periodic Pension Cost
Service cost	$24,404	$19,391	$21,761
Interest cost	30,523	28,176	26,831
Estimated return on plan assets	(31,406)	(31,728)	(31,376)
Net amortization and other	(3,892)	(2,663)	(1,811)

Net periodic pension cost	$19,629	$13,176	$15,405

	Plans for which assets exceed accumulated benefits		Plans for which accumulated benefits exceed assets
	Years Ended December 31,		Years Ended December 31,
	2001	2000	2001	2000
	(Dollars in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, January 1,	$360,442	$326,846	$40,395	$33,747
Service cost	22,575	18,151	1,829	1,240
Interest cost	27,120	25,563	3,403	2,613
Actuarial (gain) loss	26,014	23,723	6,056	3,596
Benefits paid	(15,870)	(16,618)	(802)	(728)
Change in plan provisions	2,151	(17,222)	(1,370)	(73)
Other, net	—	(1)	—	—

Projected benefit obligation, December 31,	$422,432	$360,442	$49,511	$40,395

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,		Years Ended December 31,
	2001	2000	2001	2000
	(Dollars in thousands)
Change in Plan Assets
Fair value of plan assets, January 1,	$401,291	$398,248	$—	$—
Actual return on plan assets	(19,953)	17,791	—	—
Employer contributions	12,181	1,871	802	728
Benefits paid	(15,870)	(16,618)	(802)	(728)
Other, net	—	(1)	—	—

Fair value of plan assets, December 31,	$377,649	$401,291	$—	$—

	Years Ended December 31,		Years Ended December 31,
	2001	2000	2001	2000
	(Dollars in thousands)
Net Amount Recognized
Funded status	$(44,783)	$40,849	$(49,511)	$(40,395)
Unrecognized transition (asset) obligation	(2,891)	(4,269)	245	337
Unrecognized prior service cost	(27,809)	(34,353)	394	2,033
Unrecognized net loss (gain)	87,097	9,723	12,195	7,657

Net amount recognized	$11,614	$11,950	$(36,677)	$(30,368)

	Years Ended December 31,		Years Ended December 31,
	2001	2000	2001	2000
	(Dollars in thousands)
Reconciliation of Net Pension Asset (Liability)
Prepaid pension cost, January 1,	$11,950	$18,366	$(30,368)	$(26,206)
Contributions	12,181	1,871	802	728
Net periodic pension cost	(12,517)	(8,287)	(7,111)	(4,890)

Prepaid (accrued) pension cost, December 31,	$11,614	$11,950	$(36,677)	$(30,368)

	December 31,
	2001	2000
Weighted Average Assumptions
Weighted average assumed discount rate	7.25%	7.50%
Weighted average expected long-term rate of return on plan assets	8.00	8.00
Assumed rate of annual compensation increases	5.50	5.50

Pension plan assets consist primarily of investments in mutual funds consisting of equity investments, corporate bonds, obligations of the U.S. Treasury and U.S. government agencies. Plan assets included $28.3 million and $26.0 million of BB&T common stock at December 31, 2001 and 2000, respectively. The market value of total plan assets was $377.6 million and $401.3 million at December 31, 2001 and 2000, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables set forth the components of the retiree benefit plan and the amounts recognized in the consolidated financial statements at December 31, 2001, 2000 and 1999.

	For the Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Net Periodic Postretirement Benefit Cost:

Service cost	$2,885	$2,141	$1,126
Interest cost	5,001	4,426	3,314
Amortization and other	749	633	518

Total expense	$8,635	$7,200	$4,958

	Years Ended December 31,
	2001	2000
	(Dollars in thousands)
Change in Projected Benefit Obligation

Projected benefit obligation, January 1,	$65,492	$51,198
Service cost	2,885	2,141
Interest cost	5,001	4,426
Plan participants’ contributions	1,033	567
Actuarial loss (gain)	3,015	3,646
Benefits paid	(4,187)	(3,535)
Other, net	—	7,049

Projected benefit obligation, December 31,	$73,239	$65,492

	Years Ended December 31,
	2001	2000
	(Dollars in thousands)
Change in Plan Assets

Fair value of plan assets, January 1,	$—	$—
Actual return on plan assets	—	—
Employer contributions	3,154	2,968
Plan participants’ contributions	1,033	567
Benefits paid	(4,187)	(3,535)

Fair value of plan assets, December 31,	$—	$—

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
	Years Ended December 31,
	2001	2000
	(Dollars in thousands)
Net Amount Recognized

Funded status	$(73,239)	$(65,492)
Unrecognized prior service cost	4,816	5,347
Unrecognized net actuarial (gain) loss	(1,330)	(4,345)
Unrecognized transition obligation	2,404	2,622

Net amount recognized	$(67,349)	$(61,868)

	Years Ended December 31,
	2001	2000
	(Dollars in thousands)
Reconciliation of Postretirement Benefit

Prepaid (accrued) postretirement benefit, January 1,	$(61,868)	$(53,234)
Contributions	3,154	2,968
Net periodic postretirement benefit cost	(8,635)	(7,200)
Other, net	—	(4,402)

Prepaid (accrued) postretirement benefit cost, December 31,	$(67,349)	$(61,868)

	December 31,
	2001		2000
Weighted Average Assumptions

Weighted average assumed discount rate	7.25%		7.50%
Medical trend rate—initial year	6.00		6.00
Medical trend rate—ultimate	5.00		5.00
Select period	1	yr	1	yr

	1% Increase		1% Decrease
Impact of a 1% change in assumed health care cost on:
Service and interest costs	1.50%		(1.50)%
Accumulated postretirement benefit obligation	1.50		(1.40)

401(k) Savings Plan

BB&T offers a 401(k) Savings Plan that permits employees with more than 90 days service to contribute from 1% to 25% of their compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee’s compensation.

Other

There are various other employment contracts, deferred compensation arrangements and covenants not to compete with selected members of management and certain retirees.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE M.    Commitments and Contingencies

BB&T is a party to financial instruments in the normal course of business to meet the financing needs of clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and financial guarantees, interest rate caps and floors written, interest rate swaps and forward and futures contracts.

The following table presents the contractual or notional amount of BB&T’s commitments at the periods indicated:

	Contract or Notional Amount at December 31,
	2001	2000
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend, originate or purchase credit	$18,533,864	$17,104,232
Standby letters of credit and financial guarantees written	874,829	760,138
Commercial letters of credit	37,091	45,168
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Forward and futures contracts	3,033,954	1,045,050
Foreign exchange contracts	117,368	131,148

The table above excludes $1.8 billion of mortgage loans sold with limited recourse liability. See Note G. in the “Notes to Consolidated Financial Statements” for additional discussion.

Commitments to extend credit are arrangements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Historically, many commitments expire without being drawn upon; therefore, the total commitment amounts shown in the above table are not necessarily indicative of future cash requirements. BB&T evaluates each customer’s creditworthiness on a case-by-case basis. The amount and type of collateral obtained, as deemed necessary by BB&T, is based on management’s evaluation of the creditworthiness of the counterparty.

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

Forward commitments to sell mortgage loans and mortgage-backed securities are contracts for delayed delivery of securities in which BB&T agrees to make delivery at a specified future date of a specified instrument, at a specified price or yield. Risks arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities’ values and interest rates.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Proceedings

The nature of the business of BB&T’s banking subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of BB&T are involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that the liabilities, if any, arising from these proceedings will not have a materially adverse effect on the consolidated financial position or consolidated results of operations of BB&T.

NOTE N.    Regulatory Requirements and Other Restrictions

BB&T’s subsidiary banks are required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2001, the net reserve requirement amounted to $305.8 million.

BB&T’s subsidiary banks are prohibited from paying dividends from their capital stock and additional paid-in capital accounts and are required by regulatory authorities to maintain minimum capital levels. See “Regulatory Considerations” for additional discussion of dividend payment restrictions.

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on BB&T’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of BB&T’s assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. See ‘‘Regulatory Considerations’’ for additional information regarding BB&T’s regulatory requirements.

Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides summary information regarding regulatory capital for BB&T and its significant banking subsidiaries as of December 31, 2001 and 2000:

	December 31, 2001			December 31, 2000
	Actual Capital		Minimum Capital Requirement	Actual Capital		Minimum Capital Requirement
	Ratio	Amount		Ratio	Amount
	(Dollars in thousands)
Tier 1 Capital
BB&T	9.8%	$5,002,896	$2,038,663	9.7%	$4,591,023	$1,895,668
Branch Bank	10.2	3,913,962	1,539,535	9.6	3,390,875	1,407,324
BB&T—SC	9.7	447,956	185,279	9.0	374,771	166,559
BB&T—VA	10.5	497,301	188,909	10.2	440,942	173,072
Total Capital
BB&T	13.3	6,796,958	4,077,325	12.2	5,800,668	3,791,336
Branch Bank	11.3	4,344,050	3,079,069	10.8	3,808,153	2,814,647
BB&T—SC	10.9	505,988	370,559	10.2	425,217	333,118
BB&T—VA	11.8	556,512	377,818	11.4	495,222	346,144
Leverage Capital
BB&T	7.2	5,002,896	2,077,887	7.3	4,591,023	1,893,837
Branch Bank	7.3	3,913,962	1,607,701	6.9	3,390,875	1,476,607
BB&T—SC	7.3	447,956	184,333	7.4	374,771	152,417
BB&T—VA	7.8	497,301	191,849	7.4	440,942	178,357

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE O.    Parent Company Financial Statements

Parent Company  Condensed Balance Sheets
December 31, 2001 and 2000

	2001	2000
	(Dollars in thousands)
Assets
Cash and due from banks	$23,380	$16,998
Interest-bearing bank balances	651,054	639,323
Securities available for sale at market value	3,825	41,232
Investment in banking subsidiaries	6,466,134	5,538,709
Investment in other subsidiaries	932,882	463,859

Total investments in subsidiaries	7,399,016	6,002,568

Advances to subsidiaries	336,250	329,750
Premises and equipment	4,871	11,476
Other assets	329,804	282,058

Total assets	$8,748,200	$7,323,405

Liabilities and Shareholders’ Equity
Short-term borrowed funds	$763,655	$731,149
Dividends payable	119,119	94,347
Accounts payable and accrued liabilities	50,377	58,109
Long-term debt	1,664,840	1,019,991

Total liabilities	2,597,991	1,903,596

Total shareholders’ equity	6,150,209	5,419,809

Total liabilities and shareholders’ equity	$8,748,200	$7,323,405

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company  Condensed Income Statements
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(Dollars in thousands)
Income
Dividends from subsidiaries	$701,762	$632,628	$726,160
Interest and other income from subsidiaries	118,373	110,045	94,095
Other income	5,484	20,094	21,460

Total income	825,619	762,767	841,715

Expenses
Interest expense	89,510	94,388	89,461
Other expenses	57,555	73,512	78,907

Total expenses	147,065	167,900	168,368

Income before income taxes and equity in undistributed earnings of subsidiaries	678,554	594,867	673,347
Income tax benefit	6,435	9,373	13,912

Income before equity in undistributed earnings of subsidiaries	684,989	604,240	687,259
Equity in undistributed earnings of subsidiaries	288,649	94,248	91,466

Net income	$973,638	$698,488	$778,725

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company  Condensed Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$973,638	$698,488	$778,725
Adjustments to reconcile net income to net cash provided by operating activities:
Net income of subsidiaries less than (in excess of) dividends from subsidiaries	(288,649)	(94,248)	(91,466)
Depreciation of premises and equipment	417	1,195	868
Amortization of unearned compensation	4,536	4,990	4,287
Discount accretion and premium amortization	(845)	—	(4)
Loss (gain) on sales of securities	(2,944)	872	308
Decrease (increase) in other assets	(21,868)	51,720	(96,913)
Increase (decrease) in accounts payable and accrued liabilities	(7,483)	(13,845)	7,373

Net cash provided by operating activities	656,802	649,172	603,178

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	37,583	40,168	66,995
Proceeds from maturities, calls and paydowns of securities available for sale	—	12,619	5,000
Purchases of securities available for sale	(185)	(33,325)	(31,666)
Investment in subsidiaries	(503,216)	(153,359)	(87,450)
Advances to subsidiaries	(1,703,339)	(393,061)	(728,586)
Proceeds from repayment of advances to subsidiaries	1,696,839	465,311	740,186
Net cash (paid) received in purchase accounting transactions	42,123	(6,950)	588
Other, net	—	2,169	(7,677)

Net cash used in investing activities	(430,195)	(66,428)	(42,610)

Cash Flows From Financing Activities:
Net increase (decrease) in long-term debt	644,298	(342)	19,386
Net increase in short-term borrowed funds	29,724	4,645	20,912
Net proceeds from common stock issued	61,359	44,821	53,396
Redemption of common stock	(510,305)	(217,542)	(402,589)
Cash dividends paid on common stock	(433,570)	(374,596)	(324,280)
Other, net	—	3,228	3,611

Net cash (used in) provided by financing activities	(208,494)	(539,786)	(629,564)

Net Increase (Decrease) in Cash and Cash Equivalents	18,113	42,958	(68,996)
Cash and Cash Equivalents at Beginning of Year	656,321	613,363	682,359

Cash and Cash Equivalents at End of Year	$674,434	$656,321	$613,363

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE P.    Disclosures about Fair Value of Financial Instruments

SFAS No. 107, ‘‘Disclosures about Fair Value of Financial Instruments,’’ requires disclosure of the estimated fair value of on-balance sheet and off-balance sheet financial instruments. A financial instrument is defined by SFAS No. 107 as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms.

Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. SFAS No. 107 specifies that fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. No readily available market exists for a significant portion of BB&T’s financial instruments. Fair value estimates for these instruments are based on judgments regarding current economic conditions, currency and interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. Changes in assumptions could significantly affect the estimates.

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

Long-term debt: The fair values of long-term debt are estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on BB&T’s current incremental borrowing rates for similar types of instruments.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative financial instruments: The fair values of derivative financial instruments are determined based on dealer quotes.

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

Other financial instruments: The fair values for financial instruments (futures, forwards, options, and commitments to sell or purchase financial instruments) are estimated based on quoted prices, if available. For instruments for which there are no quoted prices, fair values are estimated using current settlement values or pricing models.

The following is a summary of the carrying amounts and fair values of BB&T’s financial assets and liabilities as of the periods indicated:

	For the Years Ended December 31,
	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$2,232,226	$2,232,226	$2,106,627	$2,106,627
Trading securities	97,675	97,675	96,719	96,719
Securities available for sale	16,621,684	16,621,684	15,231,123	15,231,123
Securities held to maturity	40,496	40,488	622,102	623,932
Loans and leases, net of unearned income:
Loans	45,124,112	44,760,100	42,726,110	42,274,300
Leases	2,319,061	N/A	2,100,965	N/A
Allowance for losses	(644,418)	N/A	(578,107)	N/A

Net loans and leases	$46,798,755		$44,248,968

Financial liabilities:
Deposits	$44,733,275	45,069,012	$43,877,319	43,767,957
Short-term borrowed funds	6,649,100	6,649,100	7,309,978	7,309,978
Long-term debt	11,719,076	11,202,549	8,643,784	8,467,906
Capitalized leases	2,000	N/A	2,234	N/A

NA—not applicable.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments as of the periods indicated:

	For the Years Ended December 31,
	2001		2000
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in thousands)
Derivative financial instruments and off balance sheet contractual commitments
Interest rate swaps	$930,713	$970	$649,828	$267
Commitments to extend, originate or purchase credit	18,533,864	(38,650)	17,104,232	(31,741)
Standby and commercial letters of credit and financial guarantees written	911,920	(13,679)	805,306	(11,294)
Forward and futures contracts	3,033,954	24,109	1,045,050	(12,537)
Foreign exchange contracts	117,368	275	131,148	547
Option contracts purchased	95,000	(119)	50,000	(282)
Option contracts written	571,550	18,737	76,050	—

NOTE Q.    Derivative Financial Instruments

BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, collars, financial forwards and futures contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to hedge business loans, forecasted sales of mortgage loans, federal funds purchased, long-term debt and certificates of deposit.

The following table sets forth certain information concerning BB&T’s derivative financial instruments at December 31, 2001:

Derivative Financial Instruments
December 31, 2001
(Dollars in thousands)

Type	Notional Amount	Average Receive Rate	Average Pay Rate	Estimated Fair Value
Receive fixed swaps	$785,500	5.74%	2.22%	$1,347
Pay fixed swaps	145,189	2.35	4.33	(376)
Caps, floors & collars	571,550	—	—	18,736
Foreign exchange contracts	117,368	—	—	275
Interest rate lock commitments	907,495	—	—	—
Forward mortgage loan contracts	3,057,400	—	—	23,923
Options on contracts purchased	70,000	—	—	68

Total	$5,654,502			$43,973

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T classifies its derivatives in accordance with SFAS No. 133 as either a hedge of an exposure to changes in the fair value of a recorded asset or liability or unrecognized firm commitment (“fair value hedge”), or a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”). At December 31, 2001, BB&T had designated $689.7 million in notional value of derivatives as fair value hedges. These instruments had a net unrealized gain of approximately $1.0 million at December 31, 2001 with derivatives in a gain position recorded in other assets and derivatives in a loss position recorded in other liabilities at fair value. There was no impact on earnings during the period resulting from fair value hedges, including hedge ineffectiveness.

BB&T had also designated $3.6 billion in notional value of derivatives as cash flow hedges at December 31, 2001. These instruments had an estimated fair value of $42.7 million at the end of the year. There was no effect on earnings resulting from the ineffectiveness of cash flow hedges. Accumulated other comprehensive income includes $19.3 million of unrecognized gains attributable to cash flow hedges. Unrecognized gains on forward commitments and options hedging the cash flows of forecasted sales of mortgage loans totaled $14.5 million. The ultimate sale of the related loans will result in reclassification of these amounts into earnings. If the cash flow hedge is discontinued because the forecasted sale of mortgage loans will not occur, this amount would be immediately reclassified into earnings. The remaining $4.8 million in unrecognized gains is attributable to interest rate caps hedging variable interest payments on overnight borrowings. These gains or losses will be reclassified from accumulated other comprehensive income to earnings as the interest payments affect earnings. Immediate reclassification would only be required if it becomes probable the hedged transactions will not occur. BB&T expects to reclassify $14.5 million of unrecognized gains into earnings within the next 12 months.

BB&T also held $1.3 billion of notional value of derivatives not designated as hedges. These instruments had an estimated fair value of $275 thousand at December 31, 2001. Changes in the fair value of these derivatives are reflected in current period earnings. Substantially all derivatives not designated as a hedge have been entered into to facilitate transactions on behalf of BB&T’s clients. BB&T typically also simultaneously enters into a derivative financial instrument with substantially similar, offsetting terms with an unrelated third party. Therefore, these derivatives have minimal impact on earnings.

The maximum length of time over which BB&T is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 4.9 years.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivatives contracts at December 31, 2001, was not material.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE R.    Calculations of Earnings Per Share

The basic and diluted earnings per share calculations are presented in the following table:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net income	$973,638	$698,488	$778,725

Weighted average number of common shares outstanding during the period	453,188,403	450,789,079	447,569,021

Basic earnings per share	$2.15	$1.55	$1.74

Diluted Earnings Per Share:
Net income	$973,638	$698,488	$778,725

Weighted average number of common shares	453,188,403	450,789,079	447,569,021
Add:
Dilutive effect of outstanding options (as determined by application of treasury stock method)	6,080,927	5,424,530	7,201,949

Weighted average number of common shares, as adjusted	459,269,330	456,213,609	454,770,970

Diluted earnings per share	$2.12	$1.53	$1.71

NOTE S.    Operating Segments

BB&T’s operations are divided into six reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Agency Insurance, Investment Banking and Brokerage, and Treasury. These operating segments have been identified based on BB&T’s organizational structure. The segments require unique technology and marketing strategies and offer different products and services. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

BB&T measures and presents information for internal reporting purposes in a variety of different ways. Information for BB&T’s reportable segments is available based on organizational structure, product offerings and customer relationships. The internal reporting system presently utilized by management in the planning and measuring of operating activities, as well as the system to which most managers are held accountable, is based on organizational structure.

BB&T emphasizes revenue growth by focusing on client service, sales effectiveness and relationship management. The segment results contained herein are presented based on internal management accounting policies that were designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Therefore, the performance of the segments is not necessarily comparable with BB&T’s consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T completed various mergers accounted for as poolings of interests in 2001. Prior period information presented herein has been restated to reflect the effect of those mergers on the financial results of the segments; however, BB&T does not restate prior period results for funds transfer pricing and other internal accounting practices, as discussed below.

The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, BB&T allocates capital, funding charges and credits, an economic provision for loan and lease losses, certain noninterest expenses and income tax provisions to each segment, as applicable. Also, to promote revenue growth and provide a basis for employee incentives, certain revenues of Mortgage Banking, Trust Services, Agency Insurance and the Investment Banking and Brokerage segments are reflected in the individual segment results and also allocated to the Banking Network. This double counting of revenue is reflected in intersegment noninterest revenues and eliminated to arrive at consolidated results. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised. Funds transfer pricing and allocations derived by BB&T’s internal accounting practices are not restated for mergers accounted for as poolings of interests.

BB&T’s overall objective is to maximize shareholder value by optimizing return on equity and managing risk. Allocations of capital and the economic provision for loan and lease losses are designed to address this objective. Capital is assigned to each segment on an economic basis, using management’s assessment of the inherent risks associated with the segment. Economic capital allocations are made to cover the following risk categories: credit risk, funding risk, interest rate risk, option risk, basis risk, market risk and operational risk. Each segment is evaluated based on a risk-adjusted return on capital. Capital assignments are not equivalent to regulatory capital guidelines and the total amount assigned to all segments typically varies from total consolidated shareholders’ equity. All unallocated capital is retained in the Treasury segment.

The economic provision for loan and lease losses is also allocated to the relevant segments based on management’s assessment of the segments’ risks as described above. Unlike the provision for loan and lease losses recorded pursuant to generally accepted accounting principles, the economic provision adjusts for the impact of expected credit losses over the effective lives of the related loans and leases. Any unallocated provision for loan and lease losses is retained in the Corporate Office.

BB&T has implemented an extensive noninterest expense allocation process to support organizational profitability measurement. BB&T allocates expenses to the reportable segments based on various methodologies, including the number of items processed, overall percentage of time spent, full-time equivalent employees assigned to functions, functional position surveys and activity-based costing. A portion of corporate overhead expense is not allocated, but is retained in corporate accounts reflected as other expenses in the accompanying tables. Income taxes are allocated to the various segments using effective tax rates.

BB&T utilizes a funds transfer pricing (“FTP”) system to eliminate the effect of interest rate risk from the segments’ net interest income because such risk is centrally managed within the Treasury segment. The FTP system credits or charges the segments with the true value or cost of the funds the segments create or use. The FTP system provides a funds credit for sources of funds and a funds

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charge for the use of funds by each segment. The net FTP credit or charge is reflected as net intersegment interest income (expense) in the accompanying tables.

Banking Network

BB&T’s Banking Network serves individual and business clients by offering a variety of loan and deposit products and other financial services. The Banking Network is primarily responsible for serving client relationships, and, therefore, is credited with revenue from the Mortgage Banking, Trust Services, Agency Insurance, Investment Banking and Brokerage and other segments, which is reflected in intersegment noninterest income. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for additional discussion concerning the functions of the Banking Network.

Mortgage Banking

The Mortgage Banking segment retains and services mortgage loans originated by the Banking Network as well as those purchased from various correspondent originators. Mortgage loan products include fixed- and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. Fixed-rate mortgage loans are typically sold to government agencies with servicing rights retained by BB&T, while adjustable-rate loans are typically held in the portfolio. The Mortgage Banking segment earns interest on loans held in the warehouse and portfolio, fee income from the origination and servicing of mortgage loans and recognizes gains or losses from the sale of mortgage loans. The Banking Network receives an interoffice credit for the origination of loans and servicing rights, with the corresponding charge remaining in the Corporate Office, which is reflected as part of other net income in the accompanying tables reconciling segment results to consolidated results.

Trust Services

BB&T’s Trust Services segment provides personal trust administration, estate planning, investment counseling, asset management, employee benefits services, and corporate trust services to individuals, corporations, institutions, foundations and government entities. The Banking Network receives an interoffice credit for trust fees in the initial year the account is referred, with the corresponding charge remaining in the Corporate Office, which is reflected as part of other net income in the accompanying tables reconciling segment results to consolidated results.

Agency Insurance

BB&T has the 10th largest independent insurance agency network in the nation. BB&T Insurance Services provides property and casualty, life and health insurance to businesses and individuals. It also provides small business and corporate products, such as workers compensation and professional liability, as well as provides surety coverage and title insurance. The Banking Network receives credit for insurance commissions on referred accounts, with the corresponding charge retained in the Corporate Office. These revenues and expenses are reflected in the accompanying tables as intersegment noninterest income and expense.

Investment Banking and Brokerage

BB&T’s Investment Banking and Brokerage segment offers clients investment alternatives, including discount brokerage services, fixed-rate and variable-rate annuities, and mutual funds

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through BB&T Investment Services, Inc., a subsidiary of Branch Bank. The Investment Banking and Brokerage segment includes Scott & Stringfellow, Inc., a full-service brokerage and investment banking firm headquartered in Richmond, Virginia. Scott & Stringfellow specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. The Banking Network is credited for investment service revenues on referred accounts, with the corresponding charge retained in the Corporate Office, which is reflected as part of other net income in the accompanying tables reconciling segment results to consolidated results. These revenues and expenses are reflected in the accompanying tables as intersegment noninterest income and expense.

Treasury

BB&T’s Treasury segment is responsible for the management of the securities portfolios, overall balance sheet funding and liquidity, and overall management of interest rate risk. See the Market Risk Management section of ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for additional information about the responsibilities of the Treasury segment.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present selected financial information for BB&T’s reportable business segments for the years ended December 31, 2001, 2000 and 1999:

	Banking Network			Mortgage Banking			Trust Services			Agency Insurance
	2001	2000	1999	2001	2000	1999	2001	2000	1999	2001	2000	1999
	(Dollars in thousands)
Net interest income (expense) from external customers	$1,429,954	$1,441,523	$1,532,462	$613,636	$484,070	$423,158	$(36,357)	$(39,785)	$(33,668)	$825	$(16)	$—
Net intersegment interest income (expense)	585,737	486,591	327,072	(454,908)	(368,873)	(307,484)	48,723	53,566	42,197	—	—	—

Net interest income	2,015,691	1,928,114	1,859,534	158,728	115,197	115,674	12,366	13,781	8,529	825	(16)	—

Provision for loan and lease losses	213,924	148,913	141,410	3,158	3,183	3,802	—	—	—	—	—	—
Noninterest income from external customers	544,381	455,755	513,688	127,534	85,310	114,811	92,172	80,232	57,290	170,006	122,241	78,125
Intersegment noninterest income	239,608	120,410	123,549	—	—	—	—	—	—	—	—	—
Noninterest expense	1,029,806	942,662	1,145,435	81,018	58,742	61,161	60,068	51,960	38,022	123,385	87,249	59,688
Intersegment noninterest expense	504,080	325,185	261,420	26,390	22,983	18,918	3,165	3,730	2,532	4,236	4,107	2,748

Income before income taxes	1,051,870	1,087,519	948,506	175,696	115,599	146,604	41,305	38,323	25,265	43,210	30,869	15,689
Provision for income taxes	302,801	352,660	315,837	54,020	32,124	45,128	11,476	10,559	8,039	17,105	12,315	6,278

Net income	$749,069	$734,859	$632,669	$121,676	$83,475	$101,476	$29,829	$27,764	$17,226	$26,105	$18,554	$9,411

Identifiable segment assets	$38,122,329	$37,544,996	$39,744,016	$9,005,182	$8,318,744	$5,689,889	$62,723	$39,508	$31,469	$126,803	$100,852	$63,873

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Investment Banking and Brokerage			Treasury			All Other Segments (1)			Total Segments
	2001	2000	1999	2001	2000	1999	2001	2000	1999	2001	2000	1999
	(Dollars in thousands)
Net interest income (expense) from external customers	$8,789	$11,659	$7,561	$237,725	$160,043	$162,459	$304,110	$257,133	$222,397	$2,558,682	$2,314,627	$2,314,369
Net intersegment interest income (expense)	—	—	—	36,591	79,197	(22,111)	50	—	—	216,193	250,481	39,674

Net interest income	8,789	11,659	7,561	274,316	239,240	140,348	304,160	257,133	222,397	2,774,875	2,565,108	2,354,043

Provision for loan and lease losses	—	—	—	133	121	90	64,724	46,657	16,631	281,939	198,874	161,933
Noninterest income from external customers	180,976	164,023	132,519	48,588	(188,841)	1,031	136,799	117,012	28,850	1,300,456	835,732	926,314
Intersegment noninterest income	—	—	—	—	—	—	—	—	—	239,608	120,410	123,549
Noninterest expense	180,730	159,598	117,945	7,606	6,154	4,783	106,875	88,169	53,406	1,589,488	1,394,534	1,480,440
Intersegment noninterest expense	1,591	1,497	1,792	1,945	555	8,258	11,744	8,917	4,910	553,151	366,974	300,578

Income before income taxes	7,444	14,587	20,343	313,220	43,569	128,248	257,616	230,402	176,300	1,890,361	1,560,868	1,460,955
Provision for income taxes	2,527	3,195	7,693	79,250	733	32,403	40,343	59,030	47,284	507,522	470,616	462,662

Net income	$4,917	$11,392	$12,650	$233,970	$42,836	$95,845	$217,273	$171,372	$129,016	$1,382,839	$1,090,252	$998,293

Identifiable segment assets	$702,050	$751,722	$699,100	$16,209,134	$17,084,443	$11,510,760	$4,681,399	$3,990,321	$1,056,125	$68,909,620	$67,830,586	$58,795,232

(1)
Financial data from segments below the quantitative thresholds requiring disclosure are attributable to nonbank consumer finance operations, factoring, commercial lawn care equipment financing, leasing and other smaller subsidiaries.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of segment results to consolidated results:

	For the Years Ended December 31,
	2001	2000	1999
	($ in thousands)
Net Interest Income
Net interest income from segments	$2,774,875	$2,565,108	$2,354,043
Other net interest income (expense) (1)	(545,679)	153,649	77,973
Elimination of net intersegment interest income (2)	205,289	(404,260)	(237,307)

Consolidated net interest income	$2,434,485	$2,314,497	$2,194,709

Net income
Net income from segments	$1,382,839	$1,090,252	$998,293
Other net income (loss) (1)	245,514	2,721	(93,778)
Elimination of intersegment net income (2)	(654,715)	(394,485)	(125,790)

Consolidated net income	$973,638	$698,488	$778,725

	December 31,
	2001	2000	1999
Total Assets
Total assets from segments	$68,909,620	$67,830,586	$58,795,232
Other assets (1)	14,280,339	4,232,050	2,835,382
Elimination of intersegment assets (2)	(12,320,014)	(5,509,813)	(2,250,181)

Consolidated total assets	$70,869,945	$66,552,823	$59,380,433

(1)	Other net interest income, other net income (loss) and other assets include amounts incurred by or applicable to BB&T’s support functions that are not allocated to the various segments.

(2)
BB&T’s reconciliation of total segment results to consolidated results requires the elimination of the internal management accounting practices. These adjustments include the elimination of the funds transfer pricing credits and charges and the elimination of intersegment noninterest income and noninterest expense described above. These amounts are allocated to the various segments using BB&T’s internal accounting methods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 15, 2002:

BB&T CORPORATION (Registrant)

By:	/s/ JOHN A. ALLISON, IV
John A. Allison, IV Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 15, 2002.

/s/ JOHN A. ALLISON, IV
John A. Allison, IV Chairman of the Board and Chief Executive Officer

/s/ SCOTT E. REED
Scott E. Reed Senior Executive Vice President and Chief Financial Officer

/s/ SHERRY A. KELLETT
Sherry A. Kellett Senior Executive Vice President and Controller

A Majority of the Directors of the Registrant are included.

/s/ NELLE RATRIE CHILTON
Nelle Ratrie Chilton Director

/s/ ALFRED E. CLEVELAND
Alfred E. Cleveland Director

/s/ RONALD E. DEAL
Ronald E. Deal Director

/s/ TOM D. EFIRD
Tom D. Efird Director

/s/ PAUL S. GOLDSMITH
Paul S. Goldsmith Director

/s/ LLOYD VINCENT HACKLEY
Lloyd Vincent Hackley Director

/s/ RICHARD JANEWAY, M.D.
Richard Janeway, M.D. Director

/s/ J. ERNEST LATHEM, M.D.
J. Ernest Lathem, M.D. Director

James H. Maynard Director

/s/ JOSEPH A. MCALEER, JR.
Joseph A. McAleer, Jr. Director

/s/ ALBERT O. MCCAULEY
Albert O. McCauley Director

J. Holmes Morrison Director

/s/ RICHARD L. PLAYER, JR.
Richard L. Player, Jr. Director

/s/ C. EDWARD PLEASANTS, JR.
C. Edward Pleasants, Jr. Director

/s/ NIDO R. QUBEIN Nido R. Qubein Director

/s/ E. RHONE SASSER
E. Rhone Sasser Director

/s/ JACK E. SHAW
Jack E. Shaw Director

EXHIBIT INDEX

Exhibit No.	Description	Location

2(a)	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(b)	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(c)	Agreement and Plan of Reorganization dated as of November 1, 1996 between the Registrant and United Carolina Bancshares Corporation, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

2(d)	Agreement of Plan of Reorganization dated as of October 29, 1997 between the Registrant and Life Bancorp, Inc.	Incorporated herein by reference to Registration No. 33-44183.

2(e)	Agreement and Plan of Reorganization dated as of February 6, 2000 between the Registrant and One Valley Bancorp, Inc.	Incorporated herein by reference to Exhibit 99.1 filed in the Current Report on Form 8-K, dated February 9, 2000.

3(a)(i)	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

3(a)(ii)	Articles of Amendment of Articles of Incorporation.	Incorporated herein by reference to Exhibit 3(a)(ii) filed in the Annual Report on Form 10-K, filed March 18, 1998.

3(b)	Bylaws of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(b) filed in the Annual Report on Form 10-K, filed March 18, 1998.

4(a)	Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant related to Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

4(b)	Rights Agreement dated as of December 17, 1996 between the Registrant and Branch Banking and Trust Company, Rights Agent.	Incorporated herein by reference to Exhibit 1 filed under Form 8-A, filed January 10, 1997.

4(c)	Subordinated Indenture (including Form of Subordinated Debt Security) between the Registrant and State Street Bank and Trust Company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Registration No. 333-02899.

Exhibit No.	Description	Location

4(d)	Senior Indenture (including Form of Senior Debt Security) between the Registrant and State Street Bank and Trust company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Registration No. 333-02899.

10(a)*	Death Benefit Only Plan, Dated April 23, 1990, by and between Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration No. 33-33984.

10(b)*	BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K, filed March 17, 1997.

10(c)*	BB&T Corporation 1994 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Registration No. 33-57865.

10(d)*	Settlement and Non-Compete Agreement, dated February 28, 1995, by and between the Registrant and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration No. 33-56437.

10(e)*
Settlement Agreement, Waiver and General Release dated September 19, 1994, by and between the Registrant, Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and Gary E. Carlton.
Incorporated herein by reference to Registration No. 33-56437.

10(f)	BB&T Corporation 401(k) Savings Plan (restated effective January 1, 2000, and subsequently amended).	Incorporated herein by reference to Exhibit 10(f) filed in the Annual Report on Form 10-K, filed March 16, 2001.

10(g)*	BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10(g) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10(h)*	Branch Banking and Trust Company Long-Term Incentive Plan.	Incorporated by reference to the identified exhibit under the Quarterly Report on Form 10-Q, filed May 14, 1991.

10(i)*	Branch Banking and Trust Company Executive Incentive Compensation Plan.	Incorporated by reference to the identified exhibit under the Annual Report on Form 10-K, filed February 22, 1985.

10(j)*	Southern National Deferred Compensation Plan for Key Executives.	Incorporated herein by reference to Exhibit 10(j) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10(k)*	BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10(k) filed in the Annual Report on Form 10-K, filed March 17, 1997.

Exhibit No.	Description	Location

10(l)*	BB&T Corporation Supplemental Executive Retirement Plan.	Incorporated herein by reference to Exhibit 10(l) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10(m)*	Settlement and Noncompetition Agreement, dated July 1, 1997, by and between the Registrant and E. Rhone Sasser.	Incorporated herein by reference to Exhibit 10(m) filed in the Annual Report on Form 10-K, filed March 18, 1998.

10(n)*	BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees (amended and restated effective November 1, 2001).	Filed herewith.

10(o)*	Scott & Stringfellow, Inc. Executive and Employee Retention Plan.	Incorporated herein by reference to Registration No. 333-81471.

10(p)*	BB&T Corporation Non-Qualified Defined Contribution Plan (amended and restated November 1, 2001).	Filed herewith.

10(q)*	BB&T Corporation Amended and Restated 1996 Short-term Incentive Plan.	Incorporated herein by reference to Exhibit 10(q) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(r)*	Amendment to 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Registration No. 333-36540.

10(s)*	Employment Agreement dated February 6, 2000, by and between the Registrant and J. Holmes Morrison.	Incorporated herein by reference to Exhibit 10(s) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(t)	BB&T Corporation Pension Plan (restated effective January 1, 2000, and subsequently amended).	Incorporated herein by reference to Exhibit 10(t) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(u)*	Amendment to BB&T Corporation Nonqualified Defined Contribution Plan.	Incorporated herein by reference to Exhibit 10(u) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(v)*	BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan (amended and restated effective November 1, 2001).	Filed herewith.

10(w)*	Amendment to the BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees.	Incorporated herein by reference to Exhibit 10(w) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(x)*	BB&T Corporation Non-Qualified Deferred Compensation Trust (amended and restated effective November 1, 2001).	Filed herewith.

Exhibit No.	Description	Location

10(y)*	2001 Declaration of Amendment to BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan	Filed herewith.

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note R, of the “Notes to Consolidated Financial Statements.”

21	Subsidiaries of the Registrant.	Filed herewith.

22	Proxy Statement for the 2002 Annual Meeting of Shareholders.	Future filing incorporated by reference pursuant to the General Instruction G(3).

23(a)	Consent of Independent Public Accountants.	Filed herewith.

23(b)	Opinion of Independent Public Accountants.	Filed herewith on page 59.

*	Management compensatory plan or arrangement.