Form 10-K/A
period 2001-12-31
BB&T CORP
filed 2002-08-12
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 31, 2002, was approximately $16.0 billion. The number of shares of the Registrant’s Common Stock outstanding on June 30, 2002, was 475,535,863. No shares of preferred stock were outstanding at June 30, 2002.

Purpose for Amendment

The purpose of this amendment of BB&T Corporation’s (“BB&T’s”) Annual Report on Form 10-K for the year ended December 31, 2001, originally filed on March 15, 2002, is to clarify and enhance certain disclosures following a standard review of BB&T’s Form 10-K by the United States Securities and Exchange Commission. BB&T’s consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported.

CROSS REFERENCE INDEX

			Page
PART I	Item 1	Business	4
	Item 2	Properties	19, 82
	Item 3	Legal Proceedings	99
	Item 4	Submission of Matters to a Vote of Shareholders
		None
PART II	Item 5	Market for the Registrant’s Common Stock and Related Shareholder Matters	55
	Item 6	Selected Financial Data	57
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	46
	Item 8	Financial Statements and Supplementary Data
		Consolidated Balance Sheets at December 31, 2001 and 2000	61
		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2001	62
		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2001	63
		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001	64
		Notes to Consolidated Financial Statements	65
		Report of Independent Public Accountants	60
		Quarterly Financial Summary for 2001 and 2000	57

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

Table 5
General Reserves for Commercial Loans
December 31, 2001 and 2000

Risk Grade	Percentage of Commercial Loans by Risk Grade		General Reserve Percentage
	2001	2000	2001	2000
Risk 0 (Loans from acquired institutions *)	0.16%	1.22%	1.30%	1.30%
Risk 1 (Superior Quality)	4.23	3.17	0.10	0.10
Risk 2 (High Quality)	14.03	14.41	0.20	0.20
Risk 3 (Very Good Quality—Normal Risk)	28.36	28.43	0.60	0.60
Risk 4 (Good Quality—Normal Risk)	33.14	33.76	1.30	1.30
Risk 5 (Acceptable Quality)	11.85	13.50	2.25	2.25
Risk 6 (Management Attention)	4.42	3.02	3.25	3.25
Risk 7 (Special Mention)	1.02	0.55	5.00	5.00
Risk 8 (Substandard)	2.77	1.91	15.00	15.00
Risk 9 (Doubtful)	0.02	0.03	50.00	50.00

*	Loans not subjected to BB&T’s risk grading criteria at the dates indicated.

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

The following table discloses an allocation of the allowance for loan and lease losses at the end of each of the past five years. The allowance has been allocated by applying the methodologies described above to the loan portfolios based on the underlying collateral of the loans. Amounts applicable to years prior to 2001 have been restated for acquisitions accounted for as poolings of interests. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 6
Allocation of Allowance for Loan and Lease Losses by Category

	2001		2000		1999		1998		1997
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Balance at end of period applicable to:
Commercial, financial and agricultural	$133,238	13.0%	$120,486	13.9%	$99,424	14.7%	$81,641	15.3%	$76,716	15.9%
Real estate:
Construction and land development	79,443	10.6	55,874	9.0	42,041	10.3	30,484	8.9	26,991	9.4
Mortgage	234,872	54.6	199,864	55.3	173,862	56.3	170,578	59.3	153,810	58.9

Real estate-total	314,315	65.2	255,738	64.3	215,903	66.6	201,062	68.2	180,801	68.3

Consumer	54,668	11.9	49,575	12.5	60,255	12.4	58,939	12.2	56,814	13.4
Lease receivables	38,098	9.9	30,703	9.3	18,192	6.3	6,726	4.3	3,711	2.4
Unallocated	104,099	—	121,606	—	135,461	—	142,251	—	117,651	—

Total	$644,418	100.0%	$578,108	100.0%	$529,235	100.0%	$490,619	100.0%	$435,693	100.0%

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

On November 8, 2001, BB&T announced plans to acquire AREA Bancshares Corporation (“AREA”), based in Owensboro, Kentucky. On the date of the announcement, AREA had $2.95 billion in assets and operated 72 banking offices in 39 communities. Shareholders of AREA will receive .55 shares of BB&T common stock in exchange for each share of AREA common stock held. The transaction was accounted for as a purchase, and was completed on March 20, 2002.

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

The following table summarizes asset quality information for BB&T for the past five years.

Table 13
Asset Quality

	December 31,
	2001		2000		1999		1998		1997
	(Dollars in thousands)
Nonaccrual loans and leases (1)	$316,607		$180,638		$144,247		$145,599		$158,419
Restructured loans	—		492		1,681		3,744		3,792
Foreclosed property	56,964		55,199		47,143		60,030		70,195

Nonperforming assets	$373,571		$236,329		$193,071		$209,373		$232,406

Loans 90 days or more past due and still accruing	$101,778		$81,629		$66,241		$68,360		$64,961

Asset Quality Ratios: (2)
Nonaccrual and restructured loans and leases as a percentage of loans and leases	.67%		.40%		.37%		.41%		.53%
Nonperforming assets as a percentage of:
Total assets	.53		.36		.33		.39		.47
Loans and leases plus foreclosed property	.79		.53		.48		.58		.72
Net charge-offs as a percentage of average loans and leases	.40		.27		.26		.28		.35
Allowance for losses as a percentage of loans and leases	1.36		1.29		1.33		1.35		1.35
Ratio of allowance for losses to:
Net charge-offs	3.44	x	5.13	x	5.37	x	5.11	x	4.12	x
Nonaccrual and restructured loans and leases	2.04		3.19		3.63		3.29		2.69

NOTE:    (1)    Includes $130.7 million, $73.4 million, $68.4 million, $77.5 million and $58.1 million of impaired loans at December 31, 2001, 2000, 1999, 1998 and 1997, respectively. See Note D. in the “Notes to Consolidated Financial Statements.”
(2)	Items referring to loans and leases are net of unearned income and include loans held for sale.

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

BB&T contracted with an independent third party for the disbursement of official checks. Under the terms of the agreement, BB&T acts as an agent for the third party in the issuance of official checks. Funds received from official check buyers are wired to the third party to cover the checks when they are ultimately presented for payment. These funds would alternatively be deposited as noninterest-bearing deposits at BB&T. The program is contractually arranged to substantially limit BB&T’s exposure to loss, as the third party is required to invest the funds received and maintain a 1:1 relationship between outstanding checks and the balances available to cover the checks. BB&T monitors this 1:1 relationship through a reconciliation process. The third party provided a letter of credit from another bank in favor of BB&T and has access to a revolving line of credit to further mitigate any risk that there would be inadequate funds to cover the outstanding balance of official checks sold. However, in the event that the third party failed to honor official checks BB&T had sold, it is likely that BB&T would choose to reimburse its clients, though not contractually obligated to do so. At December 31, 2001, the third party issuer had outstanding official checks issued by BB&T totaling $446.2 million.

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

Mergers and acquisitions have played an important role in the development of BB&T’s franchise. As described in Note B. in the “Notes to Consolidated Financial Statements”, during the three years ended December 31, 2001, BB&T has consummated mergers accounted for as poolings of interests with eleven financial institutions and completed the acquisitions of five community banks, two securities brokerage firms, one mortgage company and 24 insurance agencies that were accounted for as purchases. As a result of this activity, the consolidated results of operations for the three year period covered by this discussion include the effects of merger-related and restructuring charges, expenses and certain gains related to the consummation of the transactions.

Merger-related and restructuring charges and expenses include personnel-related items such as staff relocation costs, severance benefits, early retirement packages and contract settlements. They also include furniture, equipment and occupancy costs related to department and branch consolidations as well as costs related to converting the data processing systems of the acquired companies to BB&T’s automation platform. Merger-related charges also include professional fees, advertising and asset write-offs incurred in connection with the mergers.

Merger-Related and Restructuring Charges

During 2001, BB&T recorded merger-related and restructuring charges of $199.0 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. In addition, $36.4 million was recorded as a provision for loan and lease losses in connection with the mergers with FCNB Corporation, Century South Banks, Inc., and F&M National Corporation. This provision was recorded to conform the merged entities’ credit policies to those of BB&T, including underwriting and risk rating standards, chargeoffs, past due and nonaccrual loans, as well as to reflect impending changes in the management of problem loans.

During 2000, the Company recorded merger-related and restructuring charges totaling $143.2 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. In addition, $29.9 million of provision for loan and lease losses were recorded associated with BB&T’s mergers with Premier Bancshares, Inc., Hardwick Holding Company, First Banking Company of Southeast Georgia and One Valley Bancorp, Inc. These provisions were recorded to conform the merged entities’ credit policies to those of BB&T, including underwriting and risk rating standards, chargeoffs, past due and nonaccrual loans, as well as to reflect impending changes in the management of problem loans.

In 1999, BB&T recorded merger-related and restructuring charges of $71.5 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. Also, $15.7 million was recorded as a provision for loan and lease losses in connection with the Company’s mergers with MainStreet Financial Corporation, First Citizens Corporation, Mason-Dixon Bancshares, Inc., and First Liberty Financial Corporation. This provision was recorded to conform the merged entities’ credit policies to those of BB&T, including underwriting and risk rating standards, chargeoffs, past due and nonaccrual loans, as well as to reflect impending changes in the management of problem loans.

The noninterest expenses presented above for 2001, 2000 and 1999 also include costs incurred during the systems conversions of acquisitions accounted for as purchases, including Community First

Banking Company, Virginia Capital Bancshares, Inc., FirstSpartan Financial Corp., BankFirst Corporation and Matewan BancShares, Inc.

The following table presents the components of merger-related and restructuring charges included in noninterest expenses. This table includes increases to previously recorded merger-related accruals and period expenses for merger-related items that must be expensed as incurred. Items that are required to be expensed as incurred include certain systems conversion costs, data processing, training, travel and other costs.

Summary of Merger-Related and Restructuring Charges
(Dollars in thousands)

	For the Year Ended December 31,
	2001	2000	1999
Severance and personnel-related costs	$46,497	$32,536	$13,650
Occupancy and equipment charges	50,065	35,084	16,679
Systems conversions and related charges	35,025	31,880	19,284
Marketing and public relations	15,311	18,713	7,641
Asset write-offs, conforming policies and other merger-related charges	52,090	24,972	14,217

Total	$198,988	$143,185	$71,471

Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with the termination of employees primarily in corporate support and data processing functions. During 2001, BB&T estimated that 885 positions would be eliminated, and approximately 350 employees were terminated and received severance by the end of 2001, with most of the remaining expected to be terminated following planned systems conversions in 2002. During 2000, BB&T estimated that 450 positions would be eliminated in connection with mergers and approximately 430 employees were terminated and received severance. In 1999, BB&T estimated that 300 positions would be eliminated and 162 employees were terminated and received severance.

Occupancy and equipment charges represented merger-related costs associated with lease terminations, obsolete equipment writeoffs, and the sale of duplicate facilities and equipment. Systems conversions and related charges included expenses necessary to convert and combine the acquired branches and operations of merged companies. Marketing and public relations represented direct media advertising and local charitable contributions. The other merger-related charges are composed of asset and inventory write-offs, which are primarily composed of unreconcilable differences in an acquired institution’s accounts or unreconcilable differences identified during systems conversions, litigation accruals, costs to conform acquired institutions’ accounting policies, printing costs, postage and other similar charges.

In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The following tables present a summary of activity with respect to BB&T’s merger-related and restructuring accruals related to the mergers listed above, with the more significant mergers (One Valley Bancorp, Inc., and F&M National Corporation) presented separately. These tables include costs reflected as expenses, as presented in the table above, and accruals recorded through purchase accounting adjustments.

Summary of Merger-Related and Restructuring Accrual Activity
(Dollars in thousands)

	One Valley Bancorp, Inc.
	Expensed in 2000	Utilized in 2000	Balance December 31, 2000	Utilized in 2001	Balance December 31, 2001
Severance and personnel-related costs	$14,936	$11,217	$3,719	$3,719	$—
Occupancy and equipment charges	9,965	5,228	4,737	97	4,640
Systems conversions and related charges	8,012	7,884	128	117	11
Other merger-related charges	10,343	334	10,009	10,009	—

Total	$43,256	$24,663	$18,593	$13,942	$4,651

The remaining accrual at December 31, 2001 for One Valley Bancorp, Inc. relates primarily to costs to exit certain leases and to dispose of excess facilities and equipment. This liability will be utilized in the future upon termination of the various leases and sale of duplicate property.

	F&M National Corporation
	Expensed in 2001	Utilized in 2001	Balance December 31, 2001
Severance and personnel-related charges	$15,830	$4,775	$11,055
Occupancy and equipment charges	20,455	9,463	10,992
Systems conversions and related charges	5,165	790	4,375
Other merger-related charges	11,099	7,989	3,110

Total	$52,549	$23,017	$29,532

The remaining accrual at December 31, 2001 for F&M National Corporation will be substantially utilized in 2002 when the integration and system conversions are expected to be completed.

A summary of activity with respect to the merger-related and restructuring accruals for all other mergers, which are discussed above, is presented in the accompanying table:

	All Other Merger Activity
	Expensed in 1999	Utilized in 1999	Balance December 31, 1999	Expensed in 2000	Utilized in 2000	Balance December 31, 2000	Expensed in 2001	Utilized in 2001	Balance December 31, 2001
Severance and personnel-related charges	$17,445	$11,884	$5,561	$22,431	$18,675	$9,317	$33,956	$22,957	$20,316
Occupancy and equipment charges	20,767	10,957	9,810	18,030	11,238	16,602	18,513	13,685	21,430
Systems conversions and related charges	13,735	6,448	7,287	5,477	9,164	3,600	11,936	8,582	6,954
Other merger-related charges	21,733	10,053	11,680	13,413	17,382	7,711	16,238	11,949	12,000

Total	$73,680	$39,342	$34,338	$59,351	$56,459	$37,230	$80,643	$57,173	$60,700

The liabilities for severance and personnel-related costs accrued at December 31, 2001, relate to severance liabilities that will be paid out based on such factors as contractual terms of employment agreements, expected termination dates and the terms of the severance plans. The remaining occupancy and equipment accruals at December 31, 2001, relate to costs to exit certain leases and to dispose of excess facilities and equipment. This liability will be utilized upon termination of the various leases and sale of duplicate property. The liabilities associated with systems conversions relate to termination penalties on contracts with information technology service providers. These liabilities will be utilized as the contracts are paid out and expire. The other merger-related liabilities relate to asset and inventory write-offs, litigation accruals, accruals to conform an acquired institution’s accounting policies, and other similar charges.

Because BB&T often has multiple merger integrations in process, and, due to limited resources, must schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals may cover an extended period of time. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are terminated and the terminated employees begin to receive severance. Other costs are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated regularly and adjusted up or down as necessary. BB&T has not recorded any material adjustments to merger-related accruals for any of the periods presented.

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

The 52.4% increase in the current year provision for loan and lease losses resulted from a 53.6% increase in charge-offs during the year. Net charge-offs were .40% of average loans and leases for 2001 compared to .27% of average loans during 2000. The allowance for loan and lease losses was 1.36% of loans and leases outstanding and was 2.04 times total nonaccrual and restructured loans and leases at year-end 2001, compared to 1.29% and 3.19 times, respectively, at December 31, 2000.

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

Net gains on sales of securities totaled $122.2 million in 2001 compared to net losses of $219.4 million in 2000 and net losses of $1.6 million in 1999. Excluding the gain realized from the sale of BB&T’s investment in an electronic transaction processing company as previously discussed in the “Securities” section, net gains on sales of securities were $43.3 million in 2001, compared to net gains of $5.8 million in 2000 and $1.7 million in 1999.

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

NM—not meaningful

Noninterest Expense

Noninterest expense totaled $2.2 billion in 2001, $2.0 billion in 2000 and $1.9 billion in 1999. Certain material items principally stemming from mergers and acquisitions were recorded as charges to noninterest expense during 2001, 2000 and 1999. In 2001, $199.0 million in pretax merger-related charges were recorded, while 2000 included $143.2 million in merger-related charges and $71.5 million were recognized in 1999. Additional disclosures related to these merger-related charges are presented above in “Merger-Related and Restructuring Charges.” Total noninterest expense increased $227.3 million, or 11.4% from 2000 to 2001, and increased $131.4 million, or 7.0% from 1999 to 2000. These growth rates include the effects of acquisitions accounted for as purchases, including Community First Banking Company, Virginia Capital Bancshares, Inc., FirstSpartan, BankFirst Corporation, Edgar M. Norris & Co., Laureate Capital Corp., Scott & Stringfellow, Inc., Matewan BancShares, Inc. and numerous insurance agencies. The categories of noninterest expense creating these increases are further explained below.

Total personnel expense, the largest component of noninterest expense, totaled $1.1 billion in 2001, an increase of $111.4 million, or 11.0%, compared to the $1.0 billion in personnel expense incurred in 2000. The 2000 expense reflected an increase of $72.1 million, or 7.6%, compared to the $957.4 million recorded in 1999. Total personnel expense includes salaries and wages, as well as pension and other employee benefit costs. The increases in personnel expense reflect normal annual adjustments to compensation, the effects of acquisitions accounted for as purchases, increased incentive-related compensation and higher benefit costs.

Net occupancy and equipment expense totaled $305.1 million in 2001, $282.5 million in 2000 and $276.3 million in 1999. The net occupancy and equipment expense for 2001 reflects an increase of $22.6 million, or 8.0%, compared to 2000, which was $6.2 million, or 2.2%, greater than the expense incurred in 1999. Increased expenses associated with telecommunications and information technology initiatives were primarily responsible for the remainder of the increases in this cost category incurred during the past two years.

Amortization expense associated with intangible assets, primarily goodwill, totaled $72.7 million in 2001, $64.6 million in 2000 and $54.1 million in 1999. At December 31, 2001, BB&T’s unamortized goodwill totaled $879.9 million, up $109.3 million, or 14.2%, compared to 2000. This increase resulted from the 2001 purchases of FirstSpartan, Virginia Capital Bancshares, Inc., Community First Banking Company and seven insurance agencies. The increases in 2000 compared to 1999 resulted from the purchases of BankFirst, Edgar M. Norris and Laureate Capital.

All other categories of noninterest expense, except merger-related and restructuring charges, totaled $524.5 million for 2001, an increase of $29.5 million, or 6.0%, compared to 2000, which reflected a decrease of $29.1 million, or 5.5% compared to the $524.1 million incurred in 1999. Other noninterest expenses are composed of advertising and public relations expense, professional services expense, loan and deposit related expenses, travel and transportation, etc.

The following table presents a breakdown of BB&T’s noninterest expenses for the past three years:

Table 16
Noninterest Expense

				% Change
	Years Ended December 31,			2001 v.	2000 v.
	2001	2000	1999	2000	1999
	(Dollars in thousands)
Salaries and wages	$934,678	$840,263	$785,138	11.2%	7.0%
Pension and other employee benefits	192,540	175,512	158,578	9.7	10.7
Net occupancy expense on bank premises	134,445	125,402	119,009	7.2	5.4
Furniture and equipment expense	170,621	157,105	157,319	8.6	(0.1)
Federal deposit insurance premiums	11,684	11,311	11,328	3.3	(0.2)
Foreclosed property expense	1,848	5,489	5,992	(66.3)	(8.4)
Amortization of intangibles	72,693	64,634	54,093	12.5	19.5
Software	28,415	21,956	20,066	29.4	9.4
Telephone	43,010	45,308	37,275	(5.1)	21.6
Donations	6,821	3,407	8,895	100.2	(61.7)
Advertising and public relations	26,134	28,517	35,293	(8.4)	(19.2)
Travel and transportation	23,555	20,149	17,252	16.9	16.8
Professional services	59,255	50,039	71,761	18.4	(30.3)
Supplies	32,484	30,559	31,357	6.3	(2.5)
Loan and lease expense	52,007	41,295	43,307	25.9	(4.6)
Deposit related expense	20,492	17,950	20,735	14.2	(13.4)
Merger-related and restructuring charges	198,988	143,185	71,471	39.0	100.3
Other noninterest expenses	218,760	219,010	220,799	(0.1)	(0.8)

Total noninterest expense	$2,228,430	$2,001,091	$1,869,668	11.4%	7.0%

Provision for Income Taxes

BB&T’s provision for income taxes totaled $386.8 million for 2001, an increase of $72.3 million, or 23.0%, compared to 2000. The provision for income taxes totaled $314.5 million in 2000 and $377.2 million in 1999. BB&T’s effective tax rates for the years ended 2001, 2000 and 1999 were 28.4%, 31.0% and 32.6%, respectively, reflected the implementation of certain business and investment strategies that resulted in a reduction in the consolidated income tax provision.

During 2001 and 2000, BB&T entered into option contracts which legally transferred part of the responsibility for the management of future residuals of certain leveraged lease investments, including the future remarketing or re-leasing of these assets, to a wholly-owned subsidiary in a foreign jurisdiction having a lower income tax rate, thereby lowering the effective income tax rate applicable to these lease investments. These option contracts provide that the foreign subsidiary may purchase the lease investments at the expiration of the existing leveraged leases for a fixed price. As a result, a portion of the residual value included in the consolidated leveraged lease analysis should be taxed at a lower tax rate than originally anticipated, resulting in a change in the total net income from the lease. The net income from the affected leases was recalculated from inception based on the new effective income tax rate. The recalculation had the effect of reducing net interest income for 2001 and 2000 by $40.6 million and $14.3 million, respectively, and reducing the income tax provisions for 2001 and 2000 by $56.6 million and $19.8 million, respectively. BB&T intends to permanently reinvest the earnings of this subsidiary and; therefore, deferred income taxes associated with the foreign subsidiary arising from these transactions have not been provided.

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

BB&T’s contractual obligations are summarized in the accompanying table:

Table 19
Contractual Obligations and Other Commitments
December 31, 2001

	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
Contractual Cash Obligations
Long-term debt	$11,719,076	$794,499	$359,360	$297,103	$10,268,114
Capital lease obligations	3,656	380	631	555	2,090
Operating Leases	306,302	46,363	79,854	59,138	120,947

Total contractual cash obligations	$12,029,034	$841,242	$439,845	$356,796	$10,391,151

Other Commitments
Lines of credit	$7,465,953	$7,457,103	$—	$—	$8,850
Commercial letters of credit	37,091	37,091	—	—	—
Standby letters of credit	874,829	871,826	2,935	68	—
Other commitments (1)	11,067,911	7,229,437	2,551,609	918,040	368,825

Total other commitments	$19,445,784	$15,595,457	$2,554,544	$918,108	$377,675

(1)	Other commitments include unfunded business loan commitments, unfunded overdraft protection on demand deposit accounts, and other unfunded commitments to lend.

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

Segment Results

BB&T’s operations are divided into six reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Agency Insurance, Investment Banking and Brokerage, and Treasury. These operating segments have been identified based primarily on BB&T’s existing organizational structure. See Note S. “Operating Segments”, in the “Notes to Consolidated Financial Statements” herein for a full discussion of the segments, the internal accounting and reporting practices utilized by BB&T to manage these segments and financial disclosures by segment as required by SFAS No. 131. Fluctuations in noninterest income and expense earned and incurred related to external customers are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis. Charges and expenses that are considered to be merger-related and restructuring charges and a gain from the sale of an equity investment in an electronic transaction processing company, as previously discussed, are retained in the Corporate Office and are excluded from these segments.

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

Fourth Quarter Results

Net income for the fourth quarter of 2001 was $277.9 million, compared to $231.7 million for the comparable period of 2000. On a per share basis, diluted net income for the fourth quarter of 2001 was $.61 compared to $.51 for the same period a year ago. Annualized returns on average assets and average shareholders’ equity were 1.56% and 17.93%, respectively, for the fourth quarter of 2001, compared to 1.44% and 18.14%, respectively, for the fourth quarter of 2000. The fourth quarter of 2001 and 2000 included $9.8 million and $17.8 million, respectively, of after-tax merger-related and restructuring charges.

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

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2001, 2000 and 1999

	2001	2000	1999
	(Dollars in thousands, except per share data)
Interest Income
Interest and fees on loans and leases	$3,807,930	$3,876,263	$3,304,651
Interest and dividends on securities	1,024,504	972,762	896,737
Interest on short-term investments	17,104	29,384	31,774

Total interest income	4,849,538	4,878,409	4,233,162

Interest Expense
Interest on deposits	1,568,837	1,685,248	1,370,334
Interest on short-term borrowed funds	235,924	411,528	327,148
Interest on long-term debt	610,292	467,136	340,971

Total interest expense	2,415,053	2,563,912	2,038,453

Net Interest Income	2,434,485	2,314,497	2,194,709
Provision for loan and lease losses	224,318	147,187	126,559

Net Interest Income After Provision for Loan and Lease Losses	2,210,167	2,167,310	2,068,150

Noninterest Income
Service charges on deposits	349,758	292,492	268,620
Mortgage banking income	147,835	104,579	167,056
Trust income	90,898	80,039	73,361
Investment banking and brokerage fees and commissions	174,589	163,480	129,746
Agency insurance commissions	176,905	146,684	94,484
Other insurance commissions	13,600	15,370	14,349
Bankcard fees and merchant discounts	60,859	57,851	47,825
Other nondeposit fees and commissions	127,271	108,621	89,572
Securities gains (losses), net	122,213	(219,366)	(1,630)
Other income	114,763	97,037	74,045

Total noninterest income	1,378,691	846,787	957,428

Noninterest Expense
Personnel expense	1,127,218	1,015,775	943,716
Occupancy and equipment expense	305,066	282,507	276,328
Amortization of intangibles	72,693	64,634	54,093
Advertising and public relations expense	26,134	28,517	35,293
Professional services	59,255	50,039	71,761
Merger-related and restructuring charges	198,988	143,185	71,471
Other expense	439,076	416,434	417,006

Total noninterest expense	2,228,430	2,001,091	1,869,668

Earnings
Income before income taxes	1,360,428	1,013,006	1,155,910
Provision for income taxes	386,790	314,518	377,185

Net income	$973,638	$698,488	$778,725

Per Common Share
Net income:
Basic	$2.15	$1.55	$1.74

Diluted	$2.12	$1.53	$1.71

Cash dividends paid by BB&T Corporation	$.98	$.86	$.75

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

NOTE A.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority-owned by BB&T and over which BB&T exercises control. In consolidation, all significant intercompany accounts and transactions have been eliminated. Prior period financial statements have been restated to include the accounts of all companies that have merged into BB&T in business combinations accounted for as poolings of interests. The results of operations of companies acquired in transactions accounted for as purchases are included only from the dates of acquisition. (See Note B. in the Notes to Consolidated Financial Statements). All majority-owned subsidiaries are consolidated unless control is temporary or does not rest with BB&T.

BB&T has certain investments in low-income housing and historic building rehabilitation projects that totaled $11.4 million at December 31, 2001. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T accounts for these investments under a modified effective yield method. Under this method of accounting, BB&T recognizes tax credits as they are allocated and amortizes the initial cost of the investment to provide a constant effective yield over the period that tax credits are allocated to BB&T.

BB&T also has investments in limited partnerships and limited liability corporations, including a small business investment company, venture capital funds and an electronic check processing consortium. These investments totaled $50.7 million at December 31, 2001. BB&T accounts for its investments in these entities using the equity method.

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations selected for 2001. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The allowance is composed of general reserves, specific reserves and an unallocated reserve. General reserves for commercial loans are determined by applying loss percentages to the portfolio based on management’s evaluation and ‘‘risk grading’’ of the commercial loan portfolio. General reserves are provided for noncommercial loan categories based on a four-year weighted average of actual loss experience, which is applied to the total outstanding loan balance of each loan category. Specific reserves are typically provided on all commercial loans that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of BB&T’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Commercial loans for which specific reserves are provided are excluded from the calculation of general reserves. The allowance calculation also incorporates specific reserves based on the evaluation of impaired loans, as described above.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which was implemented January 1, 2001, and requires all derivative instruments to be carried at fair value on the balance sheet. On the date of adoption, BB&T reassessed and designated derivative instruments used for risk management as fair value hedges, cash flow hedges and derivatives not qualifying for hedge accounting treatment, as appropriate. On January 1, 2001, BB&T had derivatives with a notional value of $2.3 billion. In conjunction with the adoption of SFAS No. 133, BB&T recorded a transition adjustment of $7.9 million, after taxes, to accumulated other comprehensive income. Substantially all of this transition adjustment was reclassified to earnings during 2001. There was no material impact on net income at the date of adoption. The transition adjustment and BB&T’s accounting policies with regard to derivatives have been determined based on the interpretive guidance issued thus far by the FASB. However, the FASB continues to issue guidance that could affect BB&T’s application of the statement and require adjustments.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Mortgage Servicing Rights

The carrying value of capitalized purchased and originated mortgage servicing rights are included as other assets in the “Consolidated Balance Sheets”. The cost of purchased mortgage servicing rights and the value allocated to originated mortgage servicing rights are capitalized and amortized over the estimated lives of the loans to which they relate. BB&T periodically assesses the capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Impairment is recognized through a valuation allowance established through a charge to mortgage banking income. At December 31, 2001 and 2000, BB&T had capitalized mortgage servicing rights totaling $359.0 million and $239.3 million, respectively, reflected in other assets. Revenues from originating, marketing and servicing mortgage loans and valuation adjustments related to capitalized mortgage servicing rights are included in mortgage banking income on the “Consolidated Statements of Income.” See Note G. in the “Notes to Consolidated Financial Statements” for additional disclosures related to mortgage servicing rights.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE B.    Business Combinations

The following table presents summary information with respect to mergers and acquisitions of financial institutions completed during the last three years:

Summary of Completed Mergers and Acquisitions

Date of Acquisition	Acquired Institution	Headquarters	Total Assets	Accounting Method	Intangibles Recorded		Intangibles Amortization Period	Total Purchase Price		BB&T Common Shares Issued to Complete Transaction
December 12, 2001	Community First Banking Company	Carrollton, Ga.	$548.1 million	Purchase		$102.1 million	15 years		$132.2 million	3.5 million
August 9, 2001	F&M National Corporation	Winchester, Va.	4.0 billion	Pooling		N/A	N/A		N/A	31.1 million
June 27, 2001	Virginia Capital Bancshares, Inc.	Fredericksburg, Va.	532.7 million	Purchase		15.2 million	15 years		15.2 million	4.7 million
June 7, 2001	Century South Banks, Inc.	Alpharetta, Ga.	1.7 billion	Pooling		N/A	N/A		N/A	12.7 million
March 2, 2001	FirstSpartan Financial Corp.	Spartanburg, S.C.	591.0 million	Purchase		42.9 million	15 years		107.6 million	3.8 million
January 8, 2001	FCNB Corp.	Frederick, Md.	1.6 billion	Pooling		N/A	N/A		N/A	8.7 million

December 27, 2000	BankFirst Corporation	Knoxville, Tenn.	$929.5 million	Purchase		$71.0 million	15 Years		$147.3 million	5.3 million
November 15, 2000	Edgar M. Norris & Co.	Greenville, S.C.	3.7 million	Purchase		N/A	N/A		N/A	N/A
September 29, 2000	Laureate Capital Corp.	Charlotte, N.C.	13.8 million	Purchase		N/A	N/A		N/A	N/A
July 6, 2000	One Valley Bancorp, Inc.	Charleston, W.Va.	6.4 billion	Pooling		N/A	N/A		N/A	43.1 million
June 15, 2000	First Banking Company of Southeast Georgia	Statesboro, Ga.	420.0 million	Pooling		N/A	N/A		N/A	4.1 million
June 13, 2000	Hardwick Holding Company	Dalton, Ga.	507.2 million	Pooling		N/A	N/A		N/A	3.9 million
January 13, 2000	Premier Bancshares, Inc.	Atlanta, Ga.	2.0 billion	Pooling		N/A	N/A		N/A	16.8 million

November 10, 1999	First Liberty Financial Corp.	Macon, Ga.	$1.7 billion	Pooling	$	N/A	N/A	$	N/A	12.4 million
August 27, 1999	Matewan BancShares, Inc.	Williamson, W.Va.	734.7 million	Purchase		92.8 million	15 Years		124.2 million	3.2 million
July 14, 1999	Mason-Dixon Bancshares, Inc.	Westminster, Md.	1.2 billion	Pooling		N/A	N/A		N/A	6.6 million
July 9, 1999	First Citizens Corporation	Newnan, Ga.	417.8 million	Pooling		N/A	N/A		N/A	3.2 million
March 26, 1999	Scott & Stringfellow Financial, Inc.	Richmond, Va.	262.1 million	Purchase		72.8 million	15 Years		112.0 million	3.6 million
March 5, 1999	MainStreet Financial Corporation	Martinsville, Va.	2.0 billion	Pooling		N/A	N/A		N/A	16.8 million

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

Following the implementation of SFAS No. 141, “Business Combinations,” BB&T has accounted for all business combinations using the purchase method of accounting. BB&T typically issues common stock and may pay cash, depending on the terms of the merger agreement, in exchange for all of the outstanding shares of acquired entities. The value of shares issued in connection with purchase business combinations are determined based on the market price of the securities over a reasonable period of time, not to exceed three days before and three days after the terms of the acquisition are agreed to and announced.

Merger-Related and Restructuring Charges

During 2001, BB&T recorded merger-related and restructuring charges of $199.0 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. In addition, $36.4 million was recorded as a provision for loan and lease losses in connection with the mergers with FCNB Corporation, Century South Banks, Inc., and F&M National Corporation. This provision was recorded to conform the merged entities’ credit policies to those of BB&T, including underwriting and risk rating standards, chargeoffs, past due and nonaccrual loans, as well as to reflect impending changes in the management of problem loans.

During 2000, the Company recorded merger-related and restructuring charges totaling $143.2 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. In addition, $29.9 million of provision for loan and lease losses were recorded associated with BB&T’s mergers with Premier Bancshares, Inc., Hardwick Holding Company, First Banking Company of Southeast Georgia and One Valley Bancorp, Inc. These provisions were recorded to conform the merged entities’ credit policies to those of BB&T, including underwriting and risk rating standards, chargeoffs, past due and nonaccrual loans, as well as to reflect impending changes in the management of problem loans.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1999, BB&T recorded merger-related and restructuring charges of $71.5 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. Also, $15.7 million was recorded as a provision for loan and lease losses in connection with the Company’s mergers with MainStreet Financial Corporation, First Citizens Corporation, Mason-Dixon Bancshares, Inc., and First Liberty Financial Corporation. This provision was recorded to conform the merged entities’ credit policies to those of BB&T, including underwriting and risk rating standards, chargeoffs, past due and nonaccrual loans, as well as to reflect impending changes in the management of problem loans.

The noninterest expenses presented above for 2001, 2000 and 1999 also include costs incurred during the systems conversions of acquisitions accounted for as purchases, including Community First Banking Company, Virginia Capital Bancshares, Inc., FirstSpartan Financial Corp., BankFirst Corporation and Matewan BancShares, Inc.

The following table presents the components of merger-related and restructuring charges included in noninterest expenses:

Summary of Merger-Related and Restructuring Charges
(Dollars in thousands)

	For the Year Ended December 31,
	2001	2000	1999
Severance and personnel-related costs	$46,497	$32,536	$13,650
Occupancy and equipment charges	50,065	35,084	16,679
Systems conversions and related charges	35,025	31,880	19,284
Marketing and public relations	15,311	18,713	7,641
Asset write-offs, conforming policies and other merger-related charges	52,090	24,972	14,217

Total	$198,988	$143,185	$71,471

Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with the termination of employees primarily in corporate support and data processing functions. During 2001, BB&T estimated that 885 positions would be eliminated, and approximately 350 employees were terminated and received severance by the end of 2001, with most of the remaining expected to be terminated following planned systems conversions in 2002. During 2000, BB&T estimated that 450 positions would be eliminated in connection with mergers and approximately 430 employees were terminated and received severance. In 1999, BB&T estimated that 300 positions would be eliminated and 162 employees were terminated and received severance.

Occupancy and equipment charges represented merger-related costs associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment. Systems conversions and related charges included expenses necessary to convert and combine the acquired branches and operations of merged companies. Marketing and public relations represented direct media advertising and local charitable contributions. The other merger-related charges are composed of asset and inventory write-offs, which are primarily composed of unreconcilable differences in an acquired institution’s accounts or unreconcilable differences identified during systems conversions, litigation accruals, costs to conform acquired institutions’ accounting policies, printing costs, postage and other similar charges.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present a summary of activity with respect to BB&T’s merger-related and restructuring accruals related to the mergers listed above, with the more significant mergers (One Valley Bancorp, Inc., and F&M National Corporation) presented separately:

Summary of Merger-Related and Restructuring Accrual Activity
(Dollars in thousands)

	One Valley Bancorp, Inc.
	Expensed in 2000	Utilized in 2000	Balance December 31, 2000	Utilized in 2001	Balance December 31, 2001
Severance and personnel-related charges	$14,936	$11,217	$3,719	$3,719	$—
Occupancy and equipment charges	9,965	5,228	4,737	97	4,640
Systems conversions and related charges	8,012	7,884	128	117	11
Other merger-related charges	10,343	334	10,009	10,009	—

Total	$43,256	$24,663	$18,593	$13,942	$4,651

The remaining accrual at December 31, 2001 for One Valley Bancorp, Inc. relates primarily to costs to exit certain leases and to dispose of excess facilities and equipment. This liability will be utilized in the future upon termination of the various leases and sale of duplicate property.
	F&M National Corporation
	Expensed in 2001	Utilized in 2001	Balance December 31, 2001
Severance and personnel-related charges	$15,830	$4,775	$11,055
Occupancy and equipment charges	20,455	9,463	10,992
Systems conversions and related charges	5,165	790	4,375
Other merger-related charges	11,099	7,989	3,110

Total	$52,549	$23,017	$29,532

The remaining accrual at December 31, 2001 for F&M National Corporation will be substantially utilized in 2002 when the integration and system conversions are expected to be completed.

A summary of activity with respect to the merger-related and restructuring accruals for all other mergers, which are discussed above, is presented in the accompanying table:

	All Other Merger Activity
	Expensed in 1999	Utilized in 1999	Balance December 31, 1999	Expensed in 2000	Utilized in 2000	Balance December 31, 2000	Expensed in 2001	Utilized in 2001	Balance December 31, 2001
Severance and personnel-related charges	$17,445	$11,884	$5,561	$22,431	$18,675	$9,317	$33,956	$22,957	$20,316
Occupancy and equipment charges	20,767	10,957	9,810	18,030	11,238	16,602	18,513	13,685	21,430
Systems conversions and related charges	13,735	6,448	7,287	5,477	9,164	3,600	11,936	8,582	6,954
Other merger-related charges	21,733	10,053	11,680	13,413	17,382	7,711	16,238	11,949	12,000

Total	$73,680	$39,342	$34,338	$59,351	$56,459	$37,230	$80,643	$57,173	$60,700

The liabilities for severance and personnel-related costs accrued at December 31, 2001, relate to severance liabilities that will be paid out based on such factors as contractual terms of employment

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements, expected termination dates and the terms of severance plans. The remaining occupancy and equipment accruals at December 31, 2001, relate to costs to exit certain leases and to dispose of excess facilities and equipment. This liability will be utilized upon termination of the various leases and sale of duplicate property. The liabilities associated with systems conversions relate to termination penalties on contracts with information technology service providers. These liabilities will be utilized as the contracts are paid out and expire. The other merger-related liabilities relate to asset and inventory write-offs, litigation accruals, accruals to conform an acquired institution’s accounting policies, and other similar charges.

Because BB&T is a frequent acquirer of financial services institutions, the Company has a number of employees who have among their primary responsibilities the analysis of mergers and acquisitions, the acquisition approval process and/or converting the systems of acquired entities to BB&T’s automation platform. Expenses associated with these employees are on-going and are not considered merger-related, but are expensed as incurred.

Mergers Pending at December 31, 2001

On November 8, 2001, BB&T announced plans to acquire AREA Bancshares Corporation (“AREA”) of Owensboro, Kentucky. At the time of the announcement, AREA had $2.95 billion in assets and operated 72 banking offices in Kentucky. AREA’s shareholders will receive .55 of a share of BB&T common stock in exchange for each share of AREA common stock held. The transaction, which was accounted for as a purchase, was completed on March 20, 2002.

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

On January 1, 2002, BB&T completed an acquisition of Cooney, Rikard and Curtin, Inc. (“CRC”), the country’s largest independently owned wholesale insurance broker, based in Birmingham, Alabama. The acquisition was accounted for as a purchase. In connection with the transaction, BB&T issued 2.5 million shares of common stock valued at $85.6 million. CRC’s assets totaled $108.6 million at the time of acquisition. BB&T recorded $59.2 million in goodwill and $42.7 million in expiration rights in connection with the acquisition.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Premises and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Useful lives for premises and equipment are as follows: buildings and building improvements—40 years; furniture and equipment—5 to 40 years; and capitalized leases on premises and equipment—estimated useful life or remaining term of the lease, whichever is less.

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

Stock Option Plans

At December 31, 2001, BB&T had the following stock-based compensation plans: the 1994 and 1995 Omnibus Stock Incentive Plans (‘‘Omnibus Plans’’), the Incentive Stock Option Plan (‘‘ISOP’’), the Non-Qualified Stock Option Plan (‘‘NQSOP’’) and the Non-Employee Directors’ Stock Option Plan (‘‘Directors’ Plan’’), which are described below. BB&T issues options to purchase shares of its common stock in exchange for options outstanding at acquired entities at the time the merger is completed. The options are considered to be part of the purchase price paid. There is no change in the aggregate intrinsic value of the options issued compared to the intrinsic value of the options held immediately before the exchange, nor does the ratio of the exercise price per option to the market value per share change.

BB&T accounts for its stock option plans under Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized. Had compensation cost for these plans been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method described by

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Share Repurchase Activity

BB&T has periodically repurchased shares of its own common stock that have subsequently been reissued in connection with acquisitions accounted for as purchases. During the years ended December 31, 2001, 2000 and 1999, BB&T repurchased 14.0 million shares, 7.1 million shares and 10.8 million shares of common stock, respectively. BB&T issued a substantially equal number of newly registered shares in connection with purchase acquisitions. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

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

During 2001 and 2000, BB&T entered into option contracts which legally transferred part of the responsibility for the management of future residuals of certain leveraged lease investments, including the future remarketing or re-leasing of these assets, to a wholly-owned subsidiary in a foreign jurisdiction having a lower income tax rate, thereby lowering the effective income tax rate applicable to these lease investments. These option contracts provide that the foreign subsidiary may purchase the lease investments at the expiration of the existing leveraged leases for a fixed price. As a result, a portion of the residual value included in the consolidated leveraged lease analysis should be taxed at a lower tax rate than originally anticipated, resulting in a change in the total net income from the lease. The net income from the affected leases was recalculated from inception based on the new effective income tax rate. The recalculation had the effect of reducing net interest income for 2001 and 2000 by $40.6 million and $14.3 million, respectively, and reducing the income tax provisions for 2001 and 2000 by $56.6 million and $19.8 million, respectively. BB&T intends to permanently reinvest the earnings of this subsidiary and; therefore, deferred income taxes associated with the foreign subsidiary arising from these transactions have not been provided.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Savings Plan

BB&T offers a 401(k) Savings Plan that permits employees with more than 90 days service to contribute from 1% to 25% of their compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee’s compensation. BB&T’s contributions to the 401(k) Savings Plan totaled $31.2 million, $20.6 million and $18.8 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T had also designated $3.6 billion in notional value of derivatives as cash flow hedges at December 31, 2001. These instruments had an estimated fair value of $42.7 million at the end of the year. There was no effect on earnings from the ineffectiveness of cash flow hedges since the critical terms of the hedging instrument and the hedged asset, liability or forecasted transaction are the same. Therefore, changes in cash flows attributable to the risk being hedged are expected to be completely offset by the hedging derivative.

Accumulated other comprehensive income includes $19.3 million of unrecognized gains attributable to cash flow hedges, of which $14.5 million is expected to be reclassified into earnings within the next 12 months. Unrecognized gains on mandatory forward commitments and long put options hedging the cash flows of forecasted sales of mortgage loans totaled $14.5 million. BB&T typically sells fixed-rate mortgage loans shortly after origination. BB&T is exposed to variability in cash flows from the forecasted sale due to interest rate risk. The risk management objective is to hedge the price at which the loans will ultimately be sold. This objective is met by entering into mandatory forward commitments and long put options that establish the proceeds from the sale of mortgage loans at inception. The ultimate sale of the related loans will result in reclassification of the amounts into earnings. If the cash flow hedge is discontinued because the forecasted sale of mortgage loans will not occur, this amount would be immediately reclassified into earnings.

The remaining $4.8 million in unrecognized gain is attributable to interest rate caps hedging the variable interest payments in overnight borrowings. BB&T has substantial overnight borrowings that expose it to variability in cash flows for interest payment. The risk management objective is to hedge the variability in these interest payments above a predetermined rate. This objective is met by entering into interest rate caps that fix the interest payments when interest rates on the hedged item exceed the predetermined rate. These gains or losses will be reclassified from accumulated other comprehensive income to earnings as the interest payments on the hedged item affect earnings. Immediate reclassification would only be required if it becomes probable the hedged transaction will not occur.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T completed various mergers accounted for as poolings of interests in 2001. Prior period information presented herein has been restated to reflect the effect of those mergers on the financial results of the segments. However, since BB&T did not manage acquired institutions prior to their acquisition, internal accounting allocations, which are typically based on risk, are difficult to measure and record and, therefore, intersegment items are not restated for mergers or acquisitions. Further, it is not practicable to restate intersegment amounts for changes in internal accounting practices, such as funds transfer pricing, noninterest expense allocations, loan loss allowance allocations, etc., as these changes are implemented on a prospective basis.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investment Banking and Brokerage

BB&T’s Investment Banking and Brokerage segment offers clients investment alternatives, including discount brokerage services, fixed-rate and variable-rate annuities, and mutual funds through BB&T Investment Services, Inc., a subsidiary of Branch Bank. The Investment Banking and Brokerage segment includes Scott & Stringfellow, Inc., a full-service brokerage and investment banking firm headquartered in Richmond, Virginia. Scott & Stringfellow specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. The Banking Network is credited for investment service revenues on referred accounts, with the corresponding charge retained in the Corporate Office, which is reflected as part of other net income in the accompanying tables reconciling segment results to consolidated results. These revenues and expenses are reflected in the accompanying tables as intersegment noninterest income and expense.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of August 12, 2002:

BB&T CORPORATION (Registrant)

By:	/s/ SCOTT E. REED
Scott E. Reed Senior Executive Vice President and Chief Financial Officer

By:	/s/ SHERRY A. KELLETT
Sherry A. Kellett Senior Executive Vice President and Controller

EXHIBIT INDEX

Exhibit 23(a)	Consent of Independent Public Accountants

Exhibit 99.1	Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP