Form 10-Q/A
period 2002-03-31
BB&T CORP
filed 2002-08-12
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2002

Commission file number: 1-10853

BB&T CORPORATION
(exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street	27101
Winston-Salem, North Carolina	(Zip Code)
(Address of Principal Executive Offices)

(336) 733-2000
(Registrant's Telephone Number, Including Area Code)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]   No  [__]

At June 30, 2002, 475,535,863 shares of the registrant's common stock, $5 par value, were outstanding.

This Form 10-Q has 37 pages excluding exhibits.

Purpose for Amendment

The purpose of this amendment of BB&T Corporation's ("BB&T's") Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, originally filed on May 13, 2002, is to clarify and enhance certain disclosures following a standard review of BB&T's Form 10-Q by the United States Securities and Exchange Commission. BB&T Corporation's consolidated financial position and consolidated results of operations for the periods presented have not been restated from the consolidated financial position and consolidated results of operations originally reported.

BB&T CORPORATION

FORM 10-Q

March 31, 2002

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets
Cash and due from banks	$ 1,471,127	$ 1,871,437
Interest-bearing deposits with banks	63,344	114,749
Federal funds sold and securities purchased under resale agreements or
similar arrangements	269,691	246,040
Trading securities at fair value	143,976	97,675
Securities available for sale at fair value	17,515,228	16,621,684
Securities held to maturity (approximate fair values of $44,164 at
March 31, 2002, and $40,488 at December 31, 2001)	44,189	40,496
Loans held for sale	1,333,917	1,907,416
Loans and leases, net of unearned income	48,822,660	45,535,757
Allowance for loan and lease losses	(705,905)	(644,418)

Loans and leases, net	48,116,755	44,891,339

Premises and equipment, net of accumulated depreciation	1,048,825	989,611
Goodwill	1,398,278	879,903
Other intangible assets	169,665	54,456
Other assets	3,374,725	3,155,139

Total assets	$ 74,949,720	$ 70,869,945

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$ 7,142,729	$ 6,939,640
Savings and interest checking	3,287,663	3,013,702
Money rate savings	14,894,883	13,902,088
Certificates of deposit and other time deposits	23,145,964	20,877,845

Total deposits	48,471,239	44,733,275

Short-term borrowed funds	6,043,367	6,649,100
Long-term debt	11,444,091	11,721,076
Accounts payable and other liabilities	1,935,605	1,616,285

Total liabilities	67,894,302	64,719,736

Shareholders' equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued and
outstanding	--	--
Common stock, $5 par, 1,000,000,000 shares authorized;
issued and outstanding 481,195,674 at March 31, 2002, and
455,682,560 at December 31, 2001	2,405,978	2,278,413
Additional paid-in capital	1,145,878	418,565
Retained earnings	3,334,186	3,148,501
Unvested restricted stock	(1,793)	(2,669)
Accumulated other comprehensive income, net of deferred income
taxes of $113,551 at March 31, 2002, and $201,207 at December 31, 2001	171,169	307,399

Total shareholders' equity	7,055,418	6,150,209

Total liabilities and shareholders' equity	$ 74,949,720	$ 70,869,945

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,

	2002	2001

Interest Income
Interest and fees on loans and leases	$831,451	$1,004,427
Interest and dividends on securities	247,689	260,667
Interest on short-term investments	2,493	6,455

Total interest income	1,081,633	1,271,549

Interest Expense
Interest on deposits	259,602	447,467
Interest on short-term borrowed funds	26,449	88,700
Interest on long-term debt	148,310	149,928

Total interest expense	434,361	686,095

Net Interest Income	647,272	585,454
Provision for loan and lease losses	56,500	42,020

Net Interest Income After Provision for Loan and Lease Losses	590,772	543,434

Noninterest Income
Service charges on deposit accounts	90,162	79,452
Investment banking and brokerage fees and commissions	52,893	43,708
Mortgage banking income	50,562	6,192
Trust income	23,128	25,076
Agency insurance commissions	63,883	41,953
Other insurance commissions	3,485	2,840
Other nondeposit fees and commissions	44,116	44,440
Securities gains (losses), net	13,407	72,684
Other income	33,084	15,666

Total noninterest income	374,720	332,011

Noninterest Expense
Personnel expense	304,893	274,309
Occupancy and equipment expense	83,451	75,172
Amortization of intangibles	4,351	17,871
Merger-related and restructuring charges	14,619	53,856
Other noninterest expense	140,996	117,290

Total noninterest expense	548,310	538,498

Earnings
Income before income taxes and change in accounting principle	417,182	336,947
Provision for income taxes	117,317	100,447

Income before cumulative effect of change in accounting principle	299,865	236,500
Cumulative effect of change in accounting principle	9,780	--

Net income	$309,645	$236,500

Per Common Share
Basic Earnings:
Income before cumulative effect of change in accounting principle	$.65	$.52
Cumulative effect of change in accounting principle	.02	--

Net Income	$.67	$.52

Diluted Earnings:
Income before cumulative effect of change in accounting principle	$.64	$.51
Cumulative effect of change in accounting principle	.02	--

Net Income	$.66	$.51

Cash dividends paid	$.26	$.23

Average Shares Outstanding
Basic	462,902,144	452,634,896

Diluted	468,604,312	459,429,071

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Months Ended March 31, 2002 and 2001
(Unaudited)
(Dollars in thousands)

					Accumulated
	Shares of		Additional	Retained	Other	Total
	Common	Common	Paid-In	Earnings	Comprehensive	Shareholders'
	Stock	Stock	Capital	and Other*	Income	Equity

Balance, December 31, 2000	453,307,379	$ 2,266,537	$ 423,404	$ 2,625,571	$ 104,297	$ 5,419,809
Add (Deduct)
Comprehensive income:
Net income	--	--	--	236,500	--	236,500
Unrealized holding gains (losses) arising during
the period	--	--	--	--	191,640	191,640
Less: reclassification adjustment, net of tax
of $25,502	--	--	--	--	47,362	47,362

Net unrealized gains (losses) on securities	--	--	--	--	144,278	144,278
Unrecognized loss on cash flow hedges, net of
tax of $6,050	--	--	--	--	(9,273)	(9,273)

Total comprehensive income	--	--	--	236,500	135,005	371,505
Common stock issued	5,833,987	29,170	120,258	--	--	149,428
Redemption of common stock	(5,761,300)	(28,807)	(182,154)	--	--	(210,961)
Cash dividends declared on common stock	--	--	--	(103,642)	--	(103,642)
Other, net	--	--	5,173	(6,698)	--	(1,525)

Balance, March 31, 2001	453,380,066	$ 2,266,900	$ 366,681	$ 2,751,731	$ 239,302	$ 5,624,614

Balance, December 31, 2001	455,682,560	$ 2,278,413	$ 418,565	$ 3,145,832	$ 307,399	$ 6,150,209
Add (Deduct)
Comprehensive income:
Net income	--	--	--	309,645	--	309,645
Unrealized holding gains (losses) arising during
the period	--	--	--	--	(118,993)	(118,993)
Less: reclassification adjustment, net of tax
of $4,692	--	--	--	--	8,715	8,715

Net unrealized gains (losses) on securities	--	--	--	--	(127,708)	(127,708)
Unrecognized loss on cash flow hedges, net of
tax of $5,559	--	--	--	--	(8,522)	(8,522)

Total comprehensive income	--	--	--	309,645	(136,230)	173,415

Common stock issued	25,513,114	127,565	725,253	--	--	852,818
Cash dividends declared on common stock	--	--	--	(123,960)	--	(123,960)
Other, net	--	--	2,060	876	--	2,936

Balance, March 31, 2002	481,195,674	$ 2,405,978	$ 1,145,878	$ 3,332,393	$ 171,169	$ 7,055,418

* Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
Cash Flows From Operating Activities:	2002	2001

Net income	$ 309,645	$ 236,500
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Provision for loan and lease losses	56,500	42,020
Depreciation of premises and equipment	33,542	32,211
Amortization of intangibles	4,351	17,871
Accretion of negative goodwill	(9,780)	(1,560)
Amortization of unearned stock compensation	876	1,334
Discount accretion and premium amortization on securities, net	(1,605)	(1,018)
Net decrease (increase) in trading account securities	(46,301)	(90,499)
Loss (gain) on sales of securities, net	(13,407)	(72,684)
Loss (gain) on sales of loans held for sale	(24,386)	--
Loss (gain) on disposals of premises and equipment, net	(4,943)	(11,941)
Proceeds from sales of loans held for sale	2,513,788	1,191,790
Purchases of loans held for sale	(446,395)	(459,004)
Origination of loans held for sale, net of principal collected	(1,469,508)	(1,146,151)
Tax benefit from exercise of stock options	2,060	5,172
Decrease (increase) in:
Accrued interest receivable	2,329	1,709
Other assets	(28,352)	49,726
Increase (decrease) in:
Accrued interest payable	406	19,852
Accounts payable and other liabilities	122,441	(15,827)
Other, net	(9,358)	(12,678)

Net cash provided by (used in) operating activities	991,903	(213,177)

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	478,908	300,847
Proceeds from maturities, calls and paydowns of securities available for sale	659,694	464,497
Purchases of securities available for sale	(1,653,829)	(307,825)
Proceeds from maturities, calls and paydowns of securities held to maturity	--	125,037
Purchases of securities held to maturity	(3,693)	(2,513)
Leases made to customers	(32,046)	(32,537)
Principal collected on leases	28,926	25,686
Loan originations, net of principal collected	(213,298)	(389,988)
Purchases of loans	(87,368)	(14,740)
Net cash acquired (paid) in transactions accounted for under the purchase method	610,520	36,652
Purchases and originations of mortgage servicing rights	(54,237)	(42,267)
Proceeds from disposals of premises and equipment	31,958	5,792
Purchases of premises and equipment	(53,000)	(55,376)
Proceeds from sales of foreclosed property	9,821	10,748
Proceeds from sales of other real estate held for development or sale	563	2,086

Net cash provided by (used in) investing activities	(277,081)	126,099

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	534,740	(457,807)
Net increase (decrease) in short-term borrowed funds	(1,308,612)	(1,321,672)
Proceeds from issuances of long-term debt	18,561	2,577,270
Repayments of long-term debt	(295,546)	(345,099)
Net proceeds from common stock issued	26,267	19,237
Redemption of common stock	--	(210,961)
Cash dividends paid on common stock	(118,296)	(103,642)
Other, net	--	96

Net cash provided by (used in) financing activities	(1,142,886)	157,422

Net Increase (Decrease) in Cash and Cash Equivalents	(428,064)	70,344
Cash and Cash Equivalents at Beginning of Period	2,232,226	2,120,798

Cash and Cash Equivalents at End of Period	$ 1,804,162	$ 2,191,142

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ 428,895	$ 581,969
Income taxes	1,093	(9,464)
Noncash financing and investing activities:
Transfer of securities held to maturity to available for sale	--	34,435
Transfer of loans to foreclosed property	17,405	19,271
Transfer of fixed assets to other real estate owned	--	1,368

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002
(Unaudited)

A. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries (referred to herein as "BB&T", "the Corporation" or "the Company") as of March 31, 2002, and December 31, 2001; the consolidated statements of income for the three months ended March 31, 2002 and 2001; the consolidated statements of changes in shareholders' equity for the three months ended March 31, 2002 and 2001; and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001.

The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T's 2001 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2001 financial statements have been reclassified to conform to the 2002 statement presentation. Such reclassifications had no effect on shareholders' equity or net income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, valuation of mortgage servicing rights and deferred tax assets or liabilities.

B. Nature of Operations

BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its commercial banking subsidiaries, which do business in North Carolina, South Carolina, Virginia, Maryland, West Virginia, Kentucky, Tennessee, Georgia, Alabama, Indiana and Washington, D.C. BB&T's principal banking subsidiaries, Branch Banking and Trust Company ("Branch Bank"), Branch Banking and Trust Company of South Carolina ("BB&T-SC") and Branch Banking and Trust Company of Virginia ("BB&T-VA"), provide a wide range of banking services to individuals and businesses. At March 31, 2002, BB&T was also the parent company for three subsidiary banks acquired through mergers with Community First Banking Company ("CFBC"), AREA Bancshares Corporation ("AREA") and MidAmerica Bancorp ("MidAmerica"). These banks are expected to be merged with and into Branch Bank based on the location of their operations. BB&T's subsidiary banks offer a variety of loans to businesses and consumers, including an array of mortgage loan products. BB&T's loans are primarily to individuals residing in the market areas described above or to businesses that are located in this geographic area. BB&T's banking subsidiaries also market a wide range of deposit services to individuals and businesses. Subsidiaries of BB&T's commercial banking units offer lease financing to businesses and municipal governments; discount brokerage services and sales of annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis; insurance premium financing; arranging permanent financing for commercial real estate and providing loan servicing for third-party investors; and asset management. Direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, and capital markets services.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2002
(Unaudited)

C. New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The provisions of the Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. This method requires the accounts of an acquired business to be included with the acquirer’s accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill. The Statement also requires that the assets of an acquired company be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior period information for the accounts of the acquired institution. BB&T has historically been a frequent acquirer and has used both the pooling-of-interests and purchase methods of accounting. As a result of the adoption of this statement, BB&T will account for all mergers and acquisitions initiated after June 30, 2001, using the purchase method.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Statement eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring that the assets be tested at least annually for impairment based on the specific guidance in the Statement. BB&T adopted the provisions of the Statement effective January 1, 2002, as required, and applied the provisions of the Statement to all goodwill and other intangible assets recognized in the financial statements. The impact of adoption was reflected as a cumulative effect of a change in accounting principle in the Consolidated Statements of Income, resulting from the reversal of unamortized negative goodwill as required by paragraph 62 of SFAS No. 141. Following the adoption of SFAS No. 142, BB&T expects the amortization of goodwill and other intangibles to be reduced by approximately $50 million for 2002. SFAS No. 142 also requires a transitional impairment test of all goodwill and other indefinite-lived intangible assets in conjunction with its initial application. The Statement requires this test to be performed prior to June 30, 2002, and requires any resulting impairment loss to be reported as a change in accounting principle. BB&T has completed transitional impairment tests on its goodwill assets and, based on the results of these tests, management does not anticipate that any material impairment losses will be recorded in 2002.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2002
(Unaudited)

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations –Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement establishes a single accounting model for long-lived assets to be disposed of by a sale, and resolves significant implementation issues related to SFAS No. 121. The provisions of the Statement were adopted by BB&T on January 1, 2002. The implementation did not have a material impact on either BB&T’s consolidated financial position or consolidated results of operations.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. BB&T will adopt the provisions of this Statement effective January 1, 2003. Management does not anticipate that the implementation of this Statement will have a material impact on BB&T’s consolidated financial position or consolidated results of operations.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2002
(Unaudited)

D. Mergers and Acquisitions

The following table presents summary information with respect to significant mergers and acquisitions completed by BB&T Corporation during 2001 and thus far during 2002:

Summary of Completed Mergers and Acquisitions

BB&T Common
						Total	Shares Issued
Date of			Total	Accounting	Intangibles	Purchase	to Complete
Acquisition	Acquired Company	Headquarters	Assets	Method	Recorded	Price	Transaction

March 20, 2002	Area Bancshares Corporation	Owensboro, Ky.	$2.9 billion	Purchase	$283.4 million	$448.9 million	13.2 million
March 8, 2002	MidAmerica Bancorp	Louisville, Ky.	2.0 billion	Purchase	203.3 million	379.8 million	8.2 million (1)
January 1, 2002	Cooney, Rikard & Curtin, Inc.	Birmingham, Al	108.6 million	Purchase	101.9 million	85.6 million	2.5 million

December 12, 2001	Community First Banking
	Company	Carrollton, Ga.	$548.1 million	Purchase	$102.1 million	132.2 million	3.5 million
August 9, 2001	F&M National Corporation	Winchester, Va.	4.0 billion	Pooling	N/A	N/A	31.1 million
June 27, 2001	Virginia Capital Bancshares, Inc.	Fredericksburg, Va.	532.7 million	Purchase	15.2 million	15.2 million	4.7 million
June 7, 2001	Century South Banks, Inc.	Alpharetta, Ga.	1.7 billion	Pooling	N/A	N/A	12.7 million
March 2, 2001	FirstSpartan Financial Corp.	Spartanburg, S.C.	591.0 million	Purchase	42.9 million	107.6 million	3.8 million
January 8, 2001	FCNB Corp.	Frederick, Md.	1.6 billion	Pooling	N/A	N/A	8.7 million

N/A - Not applicable or terms not disclosed.

(1)  BB&T also paid cash totaling $68.2 million to complete this acquisition.

The table above does not include mergers and acquisitions of acquired companies prior to their acquisition by BB&T or immaterial insurance agency acquisitions, which are summarized below.

During the three months ended March 31, 2002, BB&T acquired three insurance agencies that were accounted for as purchases. In conjunction with these three transactions, BB&T issued approximately 224,000 shares of common stock and recorded $5.2 million in intangible assets. The total purchase price of these three insurance agencies was $9.3 million. BB&T acquired seven insurance agencies during 2001, which were accounted for as purchases. In conjunction with these 2001 transactions, BB&T issued 325,000 shares of common stock and recorded $16.5 million in goodwill and other intangible assets. The total purchase price of these seven insurance agencies was $15.7 million.

BB&T typically provides an allocation period, not to exceed one year, to identify and quantify the fair value of the assets acquired and liabilities assumed in business combinations accounted for as purchases. Management currently does not anticipate any material adjustments to the assigned values of the assets and liabilities of acquired companies.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2002
(Unaudited)

Pending Mergers and Acquisitions

On January 31, 2002, BB&T Asset Management, an asset management subsidiary of BB&T, announced plans to acquire Virginia Investment Counselors (“VIC”) of Norfolk, Virginia. VIC, with $1.2 billion in assets under management, is an investment advisory firm serving individuals, foundations, endowments and retirement funds in 20 states. The transaction, which is subject to regulatory approval, is expected to close in the second quarter.

On March 7, 2002, BB&T announced plans to acquire The Pfefferkorn Company (“Pfefferkorn”) of Winston-Salem, North Carolina. Pfefferkorn is a mortgage banking company with an $840 million loan servicing portfolio and more than $100 million in originations. The transaction was accounted for as a purchase and closed on April 5.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2002
 (unaudited)

E. Calculation of Earnings Per Common Share

BB&T's basic and diluted earnings per common share amounts were calculated as follows:

BB&T CORPORATION AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
For the Periods as Indicated

	For the Three Months
	Ended March 31,

	2002	2001

	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Weighted average number of common shares outstanding during the period	462,902,144	452,634,896

Income before cumulative effect of change in accounting principle	$299,865	$236,500
Cumulative effect of change in accounting principle	9,780	--

Net income	$309,645	$236,500

Basic earnings per share
Income before cumulative effect of change in accounting principle	$.65	$.52
Cumulative effect of change in accounting principle	.02	--

Net Income	$.67	$.52

Diluted Earnings Per Share:
Weighted average number of common shares	462,902,144	452,634,896
Add:
Dilutive effect of outstanding options (as determined by application of
treasury stock method)	5,702,168	6,794,175

Weighted average number of common shares, as adjusted	468,604,312	459,429,071

Income before cumulative effect of change in accounting principle	$299,865	$236,500
Cumulative effect of change in accounting principle	9,780	--

Net income	$309,645	$236,500

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$.64	$.51
Cumulative effect of change in accounting principle	.02	--

Net Income	$.66	$.51

F. Segment Disclosures

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

BB&T’s strategies for revenue growth are focused on developing and expanding client relationships through quality service delivery and an effective sales culture. The segment results presented herein are based on internal management accounting policies that are designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Therefore, the performance of the individual segments is not comparable with BB&T’s consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not necessarily indicative of the segments’financial performance if they operated as independent entities.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2002
(Unaudited)

Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2001, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables. There have been no significant changes from the methods used to develop the segment disclosures contained therein.

The following table discloses selected financial information for BB&T’s reportable business segments for the periods as indicated:

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2002
(Unaudited)

BB&T Corporation
Reportable Segments

For the Three Months Ended March 31, 2002 and 2001

	Banking Network		Mortgage Banking		Trust Services				Agency Insurance

	2002	2001	2002	2001	2002		2001		2002	2001

	(Dollars in thousands)
Net interest income (expense)
from external customers	$345,124	$374,527	$155,283	$146,715	$(4,981	) $	(9,921	) $	363	$24
Net intersegment interest income (expense)	148,668	147,115	(99,780)	(112,949)	11,196		12,893		--	--

Net interest income	493,792	521,642	55,503	33,766	6,215		2,972		363	24

Provision for loan and lease losses	50,295	41,358	776	700	--		--		--	--
Noninterest income from external customers	129,285	131,065	50,699	4,434	25,098		24,573		61,358	38,291
Intersegment noninterest income	68,114	39,094	--	--	--		--		--	--
Noninterest expense	237,525	247,632	30,498	18,683	18,752		15,348		51,491	30,136
Intersegment noninterest expense	136,541	114,670	7,440	6,817	2,112		775		3,208	1,057

Income before income taxes	266,830	288,141	67,488	12,000	10,449		11,422		7,022	7,122
Provision for income taxes	75,848	77,002	19,308	4,059	2,836		2,200		2,859	2,846

Net income	$190,982	$211,139	$48,180	$7,941	$7,613		$9,222		$4,163	$4,276

Identifiable segment assets	$40,902,046	$38,522,361	$9,002,436	$8,729,592	$77,022		$41,955		$473,940	$102,188

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Total Segments

	2002	2001	2002	2001	2002	2001	2002	2001

	(Dollars in thousands)
Net interest income (expense)
from external customers	$1,888	$2,372	$52,677	$33,041	$84,997	$70,959	$635,351	$617,717
Net intersegment interest income (expense)	--	--	6,403	13,032	--	--	66,487	60,091

Net interest income	1,888	2,372	59,080	46,073	84,997	70,959	701,838	677,808

Provision for loan and lease losses	--	--	35	33	22,396	12,616	73,502	54,707
Noninterest income from external customers	53,977	42,934	27,082	6,399	39,527	40,416	387,026	288,112
Intersegment noninterest income	--	--	--	--	--	--	68,114	39,094
Noninterest expense	47,445	42,223	3,482	1,770	29,033	28,096	418,226	383,888
Intersegment noninterest expense	3,695	381	423	486	5,827	2,850	159,246	127,036

Income before income taxes	4,725	2,702	82,222	50,183	67,268	67,813	506,004	439,383
Provision for income taxes	1,792	1,048	22,394	10,414	15,589	10,098	140,626	107,667

Net income	$2,933	$1,654	$59,828	$39,769	$51,679	$57,715	$365,378	$331,716

Identifiable segment assets	$775,406	$689,467	$18,421,41	$17,852,945	$7,564,823	$4,077,507	$77,217,088	$70,016,015

(1) Financial data from segments below the quantitative thresholds requiring disclosure are attributable to nonbank consumer finance and other specialized lending operations, factoring, leasing and other smaller subsidiaries.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2002
(Unaudited)

The following table presents a reconciliation of total segment results to consolidated results:

	For the Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands)
Net Interest Income
Net interest income from segments	$701,838	$677,808
Other net interest income (expense) (1)	(119,569)	36,091
Elimination of net intersegment interest (income) expense (2)	65,003	(128,445)

Consolidated net interest income	$647,272	$585,454

Net income
Net income from segments	$365,378	$331,716
Other net income (loss) (1)	140,111	(2,079)
Elimination of intersegment net income (loss) (2)	(195,844)	(93,137)

Consolidated net income	$309,645	$236,500

	March 31,	March 31,
	2002	2001

Total Assets
Total assets from segments	$77,217,088	$70,016,015
Other assets (1)	16,898,539	5,232,018
Elimination of intersegment assets (2)	(19,165,907)	(7,388,206)

Consolidated total assets	$74,949,720	$67,859,827

(1) Other net interest income (expense), other net income (loss) and other assets include amounts associated with BB&T’s support functions not allocated to the various reportable segments.

(2)   BB&T’s reconciliation of total segment results to consolidated results requires the elimination of internal management accounting practices. These adjustments include the elimination of funds transfer pricing credits and charges and the elimination of intersegment noninterest income and noninterest expense, which are allocated to the various segments using BB&T’s internal accounting methods.

G. Goodwill and Other Intangible Assets

          The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the twelve months ended December 31, 2001, and the three months ended March 31, 2002, are as follows:

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2002
(Unaudited)

Goodwill Activity by Operating Segment
(Dollars in thousands)

					Investment
	Banking	Mortgage	Trust	Agency	Banking	All Other
	Network	Banking	Services	Insurance	and Brokerage	Segments	Total

Balance, January 1, 2001	$538,415	$3,577	$8,691	$120,175	$70,974	$30,576	$772,408
Acquired goodwill	158,593	--	5,739	9,922	--	--	174,254
Amortization expense	(48,122)	(35)	(691)	(9,292)	(5,443)	(3,297)	(66,880)

Balance, December 31, 2001	648,886	3,542	13,739	120,805	65,531	27,279	879,782

Acquired goodwill	450,305	--	--	68,688	300	--	519,293
Amortization expense (1)	(797)	--	--	--	--	--	(797)

Balance, March 31, 2002	$1,098,394	$3,542	$13,739	$189,493	$65,831	$27,279	$1,398,278

(1)	This amortization expense relates to goodwill recorded under SFAS No. 72.

The following table presents the gross carrying amounts and accumulated amortization for BB&T's intangible assets subject to amortization at the dates presented:

Acquired Intangible Assets
(Dollars in thousands)

	As of March 31, 2002			As of December 31, 2001

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization		Amount	Amortization

Amortizing intangible assets
Core deposit intangibles	$140,168	$(33,029	) $	69,574	$(31,021)
Other	67,106	(4,580)		18,963	(3,060)

Totals	$207,274	$(37,609	) $	88,537	$(34,081)

During the periods ended March 31, 2002 and 2001, BB&T incurred $4.4 million and $17.9 million, respectively, in pretax amortization expenses associated with goodwill, core deposit intangibles and other intangible assets.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2002
(Unaudited)

          The following table presents estimated amortization expense for each of the next five years.

Estimated Amortization Expense
(Dollars in thousands)

For the Year Ended December 31:
2002	$25,279
2003	27,599
2004	26,494
2005	26,133
2006	25,966

          The following tables present actual results for the three months ended March 31, 2002, and adjusted net income and adjusted earnings per share for the three months ended March 31, 2001, assuming the nonamortization provisions of SFAS No. 142 were effective January 1, 2001:

	For the Three Months Ended March 31,

	2002	2001

	(Dollars in thousands)
Reported Net Income	$309,645	$236,500
Add back: Goodwill amortization	--	16,490

Adjusted Net Income	$309,645	$252,990

Basic earnings per share:
Reported net income	$0.67	$0.52
Add back: Goodwill amortization	--	0.04

Adjusted net income	$0.67	$0.56

Diluted earnings per share:
Reported net income	$0.66	$0.51
Add back: Goodwill amortization	--	0.04

Adjusted net income	$0.66	$0.55

Back to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This report contains forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged; (5) costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected; (6) expected cost savings associated with pending mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following pending or recently completed mergers may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than BB&T; and (9) adverse changes may occur in the securities markets.

Critical Accounting Policies

          The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include BB&T’s accounting for securities, loans and leases, the allowance for loan and lease losses, valuation of mortgage servicing rights, mergers and acquisitions and income taxes. BB&T’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Results of Operations and Financial Condition. Accordingly, BB&T’s significant accounting pollicies are discussed in detail in BB&T’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          The following is a summary of BB&T’s more subjective and complex accounting policies.

          The allowance for loan and lease losses is established and maintained at levels management deems adequate to cover losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and change in the nature and volume of loan activity. Estimates for loan losses are arrived at by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration, the opinions of our regulators, changes in the size and composition of the loan portfolio and peer group information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas in which BB&T conducts business.

          BB&T’s mortgage banking business has experienced significant growth in recent years. BB&T has a significant loan servicing portfolio and has capitalized the associated mortgage servicing rights. Mortgage servicing rights represent the present value of the future servicing fees arising from the right to service loans in the portfolio. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the valuation of mortgage servicing rights. Application of this methodology requires the development of a number of estimates, including anticipated principal amortization and prepayments of principal. The value of mortgage servicing rights is significantly affected by interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. BB&T amortizes mortgage servicing rights over the period of estimated net servicing income based on projections of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted periodically based on actual results and updated projections.

          BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BB&T’s acquisition strategy has historically utilized the pooling-of-interests and purchase business combination methods of accounting. Effective July 1, 2001, BB&T adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase combination method of accounting. For acquisitions under the purchase method, BB&T is required to record the assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. These estimates also include the establishment of various reserves based on planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill and other intangibles. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

          The determination of BB&T’s overall income tax provision is complex and requires careful analysis. As part of the Company’s overall business strategy, BB&T may enter into business transactions that require management to consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes evaluating the amount and timing of the realization of income tax liabilities or benefits. Management continually monitors tax developments as they affect the Company’s overall tax position.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

          BB&T’s total assets at March 31, 2002, were $74.9 billion, a $4.1 billion, or 5.8%, increase from December 31, 2001. The asset category that produced the majority of the increase was loans and leases, including loans held for sale, which grew $2.7 billion, or 5.7%. Additionally, securities available for sale increased $893.5 million, or 5.4%, from December 31, 2001.

          Total deposits at March 31, 2002, increased $3.7 billion, or 8.4%, from December 31, 2001. Short-term borrowed funds declined $605.7 million, or 9.1%, and long-term debt decreased $277.0 million, or 2.4%, during the first three months of 2002. Total shareholders’equity increased $905.2 million, or 14.7%, during the same time frame.

          The factors causing the fluctuations in these major balance sheet categories are further discussed in the following sections.

Loans and Leases

          BB&T’s loan growth slowed during the first quarter of 2002 compared to growth rates experienced during the past few years. Average total loans for the quarter ended March 31, 2002, increased $2.5 billion, or 5.6%, compared to the same period in 2001.

          Management emphasizes lending to small and medium-sized businesses and consumer lending in order to improve the overall profitability of the loan portfolio. Average commercial loans, including lease receivables, increased 6.9% during the first three months of 2002 compared to the first quarter of 2001. Commercial loans and leases now compose 55.1% of the loan and lease portfolio compared to 54.4% for the first three months of 2001. Average mortgage loans increased 4.3% during the first three months of 2002 compared to the same period of 2001 and represented 19.1% of average loans and leases at March 31, 2002, compared to 19.4% a year ago. Average consumer loans, which include sales finance, revolving credit and direct retail, increased 3.9% for the three months ended March 31, 2002, compared to the same period in 2001 and compose the remaining 25.8% of average loans, as compared to 26.2% for the same period in 2001. BB&T is a large originator of mortgage loans, with first quarter 2002 originations totaling $2.8 billion and has also historically been a frequent acquirer of community banks and thrift institutions. The combination of these factors has driven up the percentage of mortgage loans in BB&T’s portfolio. On a relative basis, mortgage loans are less profitable than commercial or consumer loans. To improve the overall yield and profitability of the loan portfolio, BB&T sells most of its fixed-rate mortgage loans in the secondary market or securitizes the loans and transfers them to the securities portfolio. However, due to the low interest rate environment and resulting high volumes of mortgage loan originations and the inventory of mortgage loans held for sale, the mix of the consolidated loan portfolio for the first quarter of 2002, as indicated above, was very similar to that of one year ago.

          The growth rates of average loans described above include the effects of securitization programs and loan portfolios held by companies that were acquired in purchase transactions during the last nine months of 2001 and the first three months of 2002. BB&T securitized $377.4 million of mortgage loans during 2001, which reduced reported growth in average mortgage loans. During the first three months of 2002, loans totaling $1.9 billion and $1.2 billion were acquired through the purchases of AREA and MidAmerica, respectively. During the last nine months of 2001, loans totaling $442.4 million and $368.8 million were acquired through the purchases of Virginia Capital Bancshares (“VCAP”) of Fredericksburg, Virginia, and CFBC, respectively. Excluding the effect of purchase accounting transactions completed during 2001 and 2002 and mortgage loan securitizations, average “internal”loan growth for the three months ended March 31, 2002, was 3.4% compared to the first quarter of 2001. By category, excluding the effects of purchase accounting transactions and loan securitizations, average mortgage loans, including loans held for sale, were flat, average commercial loans and leases grew 5.5%, and average consumer loans increased 1.8% in the first quarter of 2002 compared to the same period of 2001.

          The annualized fully taxable equivalent (“FTE”) yields on commercial, consumer and mortgage loans for the first three months of 2002 were 6.33%, 8.74%, and 7.33%, respectively, resulting in an annualized yield on the total loan portfolio of 7.14%. The FTE yields on commercial, consumer and mortgage loans for the first three months of 2001 were 9.25%, 10.26%, and 7.59%, respectively, resulting in an annualized yield on the total loan portfolio of 9.19%. This reflects a decrease of 205 basis points on the annualized yield on the total loan portfolio during the first three months of 2002 compared to the 2001 period. The decrease in yield resulted from a lower average prime rate during 2001, as well as a lower overall interest rate environment. During 2001, the Federal Reserve reduced the intended Federal Funds Rate from 6.50% at the beginning of the year to 1.75% at year-end where it has remained throughout the first quarter of 2002. As a result of the Federal Reserve Board’s actions, the average prime rate, which is the basis for pricing many commercial and consumer loans, averaged 8.62% in the first quarter of 2001 compared to 4.75% in the first quarter of 2002. The growth in the overall loan portfolio, offset by the decrease in the yield on the portfolio, resulted in a decrease of 17.2% in interest income from loans and leases in the current quarter compared to the first quarter of 2001.

Securities

          Securities available for sale totaled $17.5 billion at March 31, 2002, an increase of $893.5 million, or 5.4%, from December 31, 2001. Securities available for sale had net unrealized gains, net of deferred income taxes, of $160.4 million at March 31, 2002, compared to net unrealized gains, net of deferred income taxes, of $288.1 million at December 31, 2001. Securities held to maturity totaled $44.2 million, up $3.7 million, or 9.1%, from year-end 2001. Trading securities totaled $144.0 million, an increase of $46.3 million, or 47.4%, compared to the balance at December 31, 2001.

          Average total securities for the first three months of 2002 were $16.5 billion, up $740.0 million, or 4.7%, from the average during the first three months of 2001.

          The annualized FTE yield on average total securities for the first three months of 2002 was 6.61%, a decrease of 64 basis points from the yield earned in the first three months of 2001. This decrease in yield resulted principally from the lower interest rate environment, which resulted in cash flows from the maturity of higher yielding securities, callable bonds and prepayments of mortgage backed securities during 2001 and 2002 being reinvested at lower interest rates.

Other Interest Earning Assets

          Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $269.7 million at March 31, 2002, an increase of $23.7 million, or 9.6%, compared to December 31, 2001. Interest-bearing deposits with banks decreased $51.4 million, or 44.8%, from December 31, 2001. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets for the first three months of 2002 was 2.22%, a decrease from the 5.47% earned during the first three months of 2001. The decrease in the yield on other interest-earning assets is principally the result of the decrease in the average Federal funds rate from 5.59% for the first three months of 2001 to 1.74% for the first three months of 2002.

Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $853.2 million from December 31, 2001, to March 31, 2002. The increase resulted primarily from goodwill, which increased $518.4 million due to the acquisitions of AREA, MidAmerica and CRC, higher capitalized mortgage servicing rights, which increased $27.3 million and core deposit and other intangibles, which increased $115.2 million.

Deposits

          Total end of period deposits increased $3.7 billion, or 8.4%, from December 31, 2001, to March 31, 2002. Average deposits for the first three months of 2002 increased $2.7 billion, or 6.2%, compared to the first three months of 2001. The categories of deposits with the highest average rates of growth in 2002 compared to 2001 were: average money rate savings accounts, including investor deposit accounts, which increased $2.0 billion, or 16.7%, and average noninterest-bearing deposits, which increased $680.9 million, or 11.7%. The growth realized in these deposit categories was partially offset by a decline of $295.6 million, or 8.5%, in average savings and interest checking.

          The growth in average deposits for 2002 includes the effect of deposits acquired in purchase accounting transactions completed during the last nine months of 2001 and the first three months of 2002. The purchase of AREA and MidAmerica in the first quarter of 2002 resulted in the addition of $2.1 billion and $1.1 billion in deposits, respectively. During the last nine months of 2001, the purchase of VCAP and CFBC added $381.6 million and $428.4 million in deposits, respectively. Growth rates for noninterest-bearing deposits are also affected by an official check outsourcing program, which has improved fee income and net income, but reduced the balance of noninterest-bearing deposits. Excluding the effects of purchase accounting transactions and official check outsourcing, average deposits for the three months ended March 31, 2002, would have increased 3.1% compared to the same time period one year ago. Excluding the effects of purchase accounting and official check outsourcing, transaction account deposits increased 9.2% compared to the three months ended March 31, 2001, and certificate accounts and other time deposits would have decreased 2.7%.

          The annualized average rate paid on total interest-bearing deposits during the first three months of 2002 was 2.69%, a decrease of 219 basis points compared to 2001.

Borrowings

          The growth in loans, securities and other assets in recent years has exceeded the growth of total deposits. As a result, cost-effective alternative funding sources have been increasingly utilized in recent years to support balance sheet growth. However, the slowdown in loan growth that has characterized 2001 and the first quarter of 2002, combined with consistent growth in deposits during this time frame, has produced decreases in short-term and long-term funding sources other than deposits.

          At March 31, 2002, short-term borrowed funds totaled $6.0 billion, a decrease of $605.7 million, or 9.1%, compared to December 31, 2001. For the first quarter of 2002, average short-term borrowed funds totaled $5.9 billion, a decrease of $673.4 million, or 10.2%, from the comparable period of 2001. The average annualized rate paid on short-term borrowed funds was 1.81% for the first quarter of 2002, a decrease of 364 basis points from the average rate of 5.45% paid in the first quarter of 2001. This decrease in the cost of short-term borrowed funds resulted from the lower interest rate environment that has existed during 2002 compared to 2001, which included a 385 basis point decrease in the average Federal funds rate from the first quarter of 2001 to the first quarter of 2002.

          Long-term debt consists primarily of FHLB advances, medium term bank notes and corporate subordinated debt. These borrowings provide BB&T with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term debt totaled $11.4 billion at March 31, 2002, a decrease of $277.0 million, or 2.4%, from the balance at December 31, 2001. For the first quarter of 2002, average long-term debt totaled $11.6 billion, an increase of $1.1 billion, or 10.6%, compared to the first quarter of 2001. Long-term debt has been utilized for a variety of funding needs, including the repurchase of common stock. The substantial increase in average long-term borrowings during the year reflects BB&T’s efforts to take advantage of low interest rates and lower funding costs. The average annualized rate paid on long-term borrowed funds was 5.19% for the first quarter of 2002, a decrease of 60 basis points from the average rate of 5.79% paid in the first quarter of 2001.

Asset Quality

          Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $422.3 million at March 31, 2002, compared to $373.6 million at December 31, 2001. Nonperforming assets, as a percentage of loan-related assets, were ..84% at March 31, 2002, compared to .79% at December 31, 2001. Loans 90 days or more past due and still accruing interest totaled $101.0 million at March 31, 2002, compared to $101.8 million at year-end 2001.

          Net charge-offs totaled $56.2 million for the first quarter and amounted to .48% of average loans and leases, on an annualized basis, compared to $28.9 million, or .26% of average loans and leases, on an annualized basis, in the corresponding period in 2001.

          While the slowdown in the economy has resulted in increases in nonperforming assets and net charge-offs during the first quarter, BB&T’s lending strategy, which focuses on relationship-based lending within our markets and smaller individual loan balances, continues to produce superior credit quality in good and bad economic times. BB&T’s asset quality, as measured by relative levels of nonperforming assets and net charge-offs, has remained approximately half that of published industry averages.

          The allowance for loan and lease losses was $705.9 million, or 1.41% of loans and leases, at March 31, 2002, compared to $644.4 million, or 1.36% of loans and leases, at December 31, 2001. The increase in the allowance as a percentage of loans and leases reflects higher provisions for loan and lease losses in view of the economic slowdown and resulting higher nonperforming assets and net charge-offs.

          The provision for loan and lease losses for the first quarter of 2002 was $56.5 million, compared to $42.0 million in the comparable quarter of 2001. The increased provision during 2002 was necessary to cover higher net charge-offs, as discussed above, and to maintain the allowance at a level considered adequate to absorb losses inherent in the loan portfolio at the balance sheet date.

          Asset quality statistics for the last five calendar quarters are presented in the accompanying table.

Back to Index

ASSET QUALITY ANALYSIS
(Dollars in thousands)

	For the Three Months Ended

	3/31/02		12/31/01		9/30/01		6/30/01		3/31/01

Allowance For Loan & Lease Losses
Beginning balance	$644,418		$634,552		$610,171		$601,788		$578,107
Allowance for acquired loans, net	61,177		9,047		--		9,470		10,566
Provision for loan and lease losses	56,500		65,000		68,500		48,798		42,020
Net charge-offs	(56,190)		(64,181)		(44,119)		(49,885)		(28,905)

Ending balance	$705,905		$644,418		$634,552		$610,171		$601,788

Risk Assets
Nonaccrual loans and leases	$354,916		$316,607		$266,384		$244,711		$203,710
Foreclosed real estate	46,687		39,106		34,601		27,725		41,132
Other foreclosed property	20,734		17,858		17,733		20,494		22,946
Restructured loans	--		--		183		521		2,574

Total nonperforming assets	$422,337		$373,571		$318,901		$293,451		$270,362

Loans 90 days or more past due
and still accruing	$100,962		$101,778		$93,968		$84,399		$83,001

Asset Quality Ratios
Nonaccrual loans and leases as a
percentage of total loans and leases*	.71%		.67%		.57%		.52%		.45%
Total nonperforming assets as a percentage of:
Total assets	.56		.53		.45		.43		.40
Loans and leases plus foreclosed property*	.84		.79		.68		.62		.58
Annualized net charge-offs as a percentage of
average loans and leases*	.48		.54		.37		.43		.26
Allowance for loan and lease losses as a
percentage of loans and leases*	1.41		1.36		1.35		1.30		1.30
Ratio of allowance for loan and lease losses to:
Annualized net charge-offs	3.10	x	2.53	x	3.63	x	3.05	x	5.13	x
Nonaccrual and restructured loans and leases	1.99		2.04		2.38		2.49		2.92

*All items referring to loans and leases include loans held for sale and are net of unearned income.

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

          Management uses Interest Sensitivity Simulation Analysis (“Simulation”) to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the current contractual agreements that BB&T has with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T’s interest sensitivity by means of a computer model that incorporates the current volumes, average rates and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios of projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap.

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

          The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months under the “most likely”interest rate scenario incorporated into the Interest Sensitivity Simulation computer model. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets; cash flows and maturities of derivative financial instruments, changes in market condition, loan volumes and pricing, deposit sensitivity; customer preferences and capital plans. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

Interest Sensitivity Simulation Analysis
March 31, 2002

Interest		Annualized
Rate		Hypotethtical
Scenario		Percentage
Linear		Change in
Change in	Prime	Net Interest
Prime Rate	Rate	Income

+3.00%	7.75%	2.29%
+1.50	6.25	1.20
-1.50	3.25	-2.97
-3.00	1.75	-3.97

          Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over six months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management’s ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At March 31, 2002, the sensitivity of BB&T’s net interest income to changes in interest rates was within the guidelines established by management, as illustrated in the accompanying table.

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

Back to Index

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure at March 31, 2002, was not material.

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. On March 31, 2002, BB&T had derivative financial instruments outstanding with notional amounts totaling $5.2 billion. The estimated fair value of open contracts reflected net unrealized gains of $46.9 million at March 31, 2002.

          The following table sets forth certain information concerning BB&T’s derivative financial instruments at March 31, 2002:

Derivative Financial Instruments
March 31, 2002
(Dollars in thousands)

		Average	Average
	Notional	Receive	Pay	Estimated
Type	Amount	Rate	Rate	Fair Value

Receive fixed swaps	$823,994	5.66%	1.90%	$(3,216)
Pay fixed swaps	198,309	2.02	4.61	960
Caps, floors and collars	1,319,050	--	--	34,113
Foreign exchange contracts	131,934	--	--	389
Forward contracts and futures	2,164,412	--	--	14,607
Interest rate lock commitments	500,295	--	--	--
Options on contracts purchased	85,000	--	--	83

Total	$5,222,994			$46,936

CAPITAL ADEQUACY AND RESOURCES

          The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T's principal goals related to capital are to provide an adequate return to shareholders while retaining a sufficient base to support future growth and comply with all regulatory standards.

          Total shareholders’equity was $7.1 billion at March 31, 2002, compared to $6.2 billion at December 31, 2001. BB&T’s book value per common share at March 31, 2002, was $14.66 compared to $13.50 at December 31, 2001.

          Financial holding companies and their subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Risk-based capital ratios measure capital as a percentage of balance sheet risk. The risk-weighted values of balance sheet items are determined in accordance with risk factors specified by Federal regulatory pronouncements.

          Tier 1 capital (total shareholders’equity excluding unrealized gains (losses) on debt securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes, plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets) is required to be at least 4% of risk-weighted assets, and total capital (Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier 1 capital.

          In addition to the risk-based capital measures described above, regulators have also established minimum leverage capital requirements for banking organizations. This is the primary measure of capital adequacy used by BB&T’s management, and is calculated by dividing period-end Tier 1 capital by average tangible assets for the most recent quarter. The minimum required Tier 1 leverage ratio ranges from 3% to 5% depending upon Federal bank regulatory agency evaluation of an organization’s overall safety and soundness.

          BB&T’s capital ratios at the end of the last five quarters are presented in the accompanying table:

CAPITAL ADEQUACY RATIOS

	2002	2001

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Risked-based capital ratios:
Tier 1 capital	10.0%	9.8%	9.6%	9.7%	9.6%
Total capital	13.4	13.3	13.2	12.0	12.1
Tier 1 leverage ratio	7.7	7.2	7.1	7.2	7.0

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Net income for the first quarter of 2002 totaled $309.6 million, an increase of 30.9% compared to the $236.5 million earned during the comparable quarter of 2001. On a diluted per share basis, earnings for the three months ended March 31, 2002, were $.66, compared to $.51 for the same period in 2001, an increase of 29.4%. BB&T’s operating results for the first quarter of 2002 produced an annualized return on average assets of 1.76% and an annualized return on average shareholders’equity of 19.41% compared to prior year ratios of 1.43% and 17.48%, respectively.

          BB&T recorded certain merger-related and restructuring costs during both 2002 and 2001. For the first quarter of 2002, BB&T recorded $9.4 million in net after-tax charges primarily associated with the mergers of CFBC, AREA and MidAmerica, as well as systems conversion costs related to other mergers. During the first quarter of 2001, BB&T incurred $24.9 million in net after-tax charges primarily associated with the acquisitions of FCNB Corp. of Frederick, Maryland, and systems conversion costs related to other mergers. Merger-related and restructuring charges typically include, but are not limited to, personnel-related expenses such as staff relocation, severance benefits, early retirement packages and contract settlements; occupancy, furniture and equipment expenses including branch consolidation; and other costs, such as asset write-offs, professional fees, etc. During the first quarter of 2002, BB&T also recorded a $9.8 million gain resulting from the implementation of SFAS No. 142, which required any existing negative goodwill to be recognized as income effective January 1, 2002. This gain is classified separately as a cumulative effect of a change in accounting principle.

Merger-Related and Restructuring Charges

          During the first quarter of 2002, BB&T recorded merger-related and restructuring charges of $14.6 million, which are reflected in BB&T's Consolidated Statesments of Income as noninterest expenses. These expenses were recorded in connection with the first quarter conversion of F&M National Corporation, as well as the first quarter acquisitions of AREA Bancshares Corporation and MidAmerica Bancorp.

          During the first quarter of 2001, in connection with the acquisitions of FCNB Corp. and FirstSpartan Financial Corp., the Company recorded merger-related and restructuring charges of $53.9 million, which are reflected in BB&T's Consolidated Statements of Income as noninterest expenses. In addition, a provision for loan and lease losses totaling $8.9 million was recorded to conform the acquired entities' credit policies to those of BB&T, including underwriting and risk rating standards, chargeoffs, past due and nonaccrual loans, as well as to reflect impending changes in the management of the acquired institutions' problem loans.

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

Summary of Merger-Related and Restructuring Charges
(Dollars in thousands)

	For the Three Months Ended

	2002	2001

Severance and personnel-related costs	$728	$11,950
Occupancy and equipment charges	2,794	9,583
Systems conversions and related charges	5,820	9,916
Marketing and public relations	2,358	1,316
Asset write-offs, conforming policies and
other merger-related charges	2,919	21,091

Total	$14,619	$53,856

          Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with the termination of employees primarily in corporate support and data processing functions. In connection with the acquisitions consummated during the first quarter of 2002, approximately 185 employees were terminated and received severance.

          Occupancy and equipment charges represented merger-related costs associated with lease terminations, obsolete equipment writeoffs, and the sale of duplicate facilities and equipment. Systems conversions and related charges included expenses necessary to convert and combine the acquired branches and operations of merged companies. Marketing and public relations represented direct media advertising and local charitable contributions. The other merger-related charges are composed of asset and inventory write-offs, which are primarily composed of unreconcilable differences in an acquired institution's accounts or unreconcilable differences identified during systems conversions, litigation accruals, costs to conform an acquired institution's accounting policies, and other similar charges.

          In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The following tables present a summary of activity with respect to BB&T's merger and restructuring accruals related to the mergers listed above, with the more significant mergers (One Valley Bancorp, Inc., and F&M National Corporation) presented separately. These tables include costs reflected as expenses, as presented in the table above, and accruals recorded through purchase accounting adjustments.

Summary of Merger-Related and Restructuring Accrual Activity
(Dollars in thousands)

	One Valley Bancorp, Inc.

	Balance		Balance		Balance
	December 31,	Utilized in	December 31,	Utilized in	March 31,
	2000	2001	2001	2002	2002

Severance and personnel-related charges	$3,719	$3,719	$--	$--	$--
Occupancy and equipment charges	4,737	97	4,640	3,625	1,015
Systems conversions and related charges	128	117	11	11	--
Other merger-related charges	10,009	10,009	--	--	--

Total	$18,593	$13,942	$4,651	$3,636	$1,015

          The remaining accrual at December 31, 2001 for One Valley Bancorp, Inc. relates primarily to costs to exit certain leases and to dispose of excess facilities and equipment. This liability will be utilized in the future upon termination of the various leases and sale of duplicate property.

	F&M National Corporation

			Balance			Balance
	Expensed in	Utilized in	December 31,	Expensed in	Utilized in	March 31,
	2001	2001	2001	2002	2002	2002

Severance and personnel-related charges	$15,830	$4,775	$11,055	$--	$1,481	$9,574
Occupancy and equipment charges	20,455	9,463	10,992	--	--	10,992
Systems conversions and related charges	5,165	790	4,375	2,800	4,058	3,117
Other merger-related charges	11,099	7,989	3,110	--	958	2,152

Total	$52,549	$23,017	$29,532	$2,800	$6,497	$25,835

          The liabilities associated with F&M National Corporation are expected to be substantially utilized during 2002 in connection with the systems conversion.

          Activity with respect to the merger and restructuring accruals for all other mergers, which are discussed above, is presented in the accompanying table:

	All Other Merger Activity

	Balance			Balance			Balance
	December 31,	Expensed in	Utilized in	December 31,	Expensed in	Utilized in	March 31,
	2000	2001	2001	2001	2002	2002	2002

Severance and personnel-related charges	$9,317	$33,956	$22,957	$20,316	$16,662	$2,457	$34,521
Occupancy and equipment charges	16,602	18,513	13,685	21,430	24,220	3,774	41,876
Systems conversions and related charges	4,115	11,936	8,582	7,469	8,378	42	15,805
Other merger-related charges	7,196	16,238	11,949	11,485	10,381	2,153	19,713

Total	$37,230	$80,643	$57,173	$60,700	$59,641	$8,426	$111,915

          The liabilities for severance and personnel-related costs relate to severance liabilities that will be paid out based on such factors as expected termination dates, the provisions of employment contracts and the terms of BB&T's severance plans. The remaining occupancy and equipment accruals relate to costs to exit certain leases, and to dispose of excess facilities and equipment. This liability will be utilized upon termination of the various leases and sale of duplicate property. The liabilities associated with systems conversions relate to termination penalties on contracts with information technology service providers. These liabilities will be utilized as the contracts are paid out and expire. The other merger-related liabilities relate to asset and inventory write-offs, litigation accruals, accruals to conform the accounting policies of an acquired institution with those of BB&T and other similar charges.

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

          The following table sets forth selected financial ratios for the last five calendar quarters:

PROFITABILITY MEASURES BASED ON NET INCOME

	2002	2001

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Return on average assets	1.76%	1.56%	1.27%	1.40%	1.43%
Return on average equity	19.41	17.93	14.92	16.81	17.48
Net interest margin	4.26	4.20	4.18	4.16	4.14

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $685.3 million for the first quarter of 2002 compared to $634.4 million for the same period in 2001, an increase of $50.9 million, or 8.0%. For the three months ended March 31, 2002, average earning assets increased $3.2 billion, or 5.3%, compared to the same period of 2001, while average interest-bearing liabilities increased $2.4 billion, or 4.5%. The net interest margin increased from 4.14% in the first quarter of 2001 to 4.26% in the current quarter. The twelve basis point improvement in the net interest margin was the result of the average cost of funds decreasing faster than yields earned on interest-earning assets. The average cost of funds in the first quarter of 2002 decreased 202 basis points compared to the first quarter of 2001, while the average yield earned on interest-earning assets decreased 169 basis points, increasing the interest rate spread by 33 basis points and the net interest margin by 12 basis points.

          The following table sets forth the major components of net interest income and the related annualized yields and rates for the first quarter of 2002 compared to the same period in 2001, and the variances between the periods caused by changes in interest rates versus changes in volumes.

Net Interest Income and Rate / Volume Analysis
For the Three Months Ended March 31, 2002 and 2001

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

Fully Taxable Equivalent - (Dollars in thousands)	2002	2001	2002	2001	2002	2001	(Decrease)	Rate (6)	Volume (6)
Assets
Securities (1):
U.S. Treasury, U.S. government agencies and other (5)	$15,496,084	$14,642,116	6.55%	7.25%	$253,824	$265,247	$(11,423)	$(25,971)	$14,548

States and political subdivisions	986,541	1,100,543	7.50	7.27	18,502	20,009	(1,507)	587	(2,094)
Total securities (5)	16,482,625	15,742,659	6.61	7.25	272,326	285,256	(12,930)	(25,384)	12,454
Other earning assets (2)	454,518	478,978	2.22	5.47	2,493	6,455	(3,962)	(3,648)	(314)
Loans and leases, net
of unearned income (1)(3)(4)(5)	47,833,213	45,299,720	7.14	9.19	844,804	1,028,789	(183,985)	(238,951)	54,966

Total earning assets	64,770,356	61,521,357	6.97	8.66	1,119,623	1,320,500	(200,877)	(267,983)	67,106

Non-earning assets	6,711,325	5,434,034

Total assets	$71,481,681	$66,955,391

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest checking	$3,201,268	$3,496,877	0.81	1.85	6,383	15,916	(9,533)	(8,286)	(1,247)
Money rate savings	13,721,226	11,756,965	1.14	3.52	38,469	102,182	(63,713)	(78,497)	14,784
Certificates of deposit and other time deposits	22,276,868	21,956,161	3.91	6.08	214,750	329,369	(114,619)	(119,362)	4,743

Total interest-bearing deposits	39,199,362	37,210,003	2.69	4.88	259,602	447,467	(187,865)	(206,145)	18,280
Short-term borrowed funds	5,930,689	6,604,135	1.81	5.45	26,449	88,700	(62,251)	(54,006)	(8,245)
Long-term debt	11,572,254	10,465,027	5.19	5.79	148,310	149,928	(1,618)	(16,643)	15,025

Total interest-bearing liabilities	56,702,305	54,279,165	3.10	5.12	434,361	686,095	(251,734)	(276,794)	25,060

Noninterest-bearing deposits	6,498,552	5,817,639
Other liabilities	1,811,740	1,371,433
Shareholders' equity	6,469,084	5,487,154

Total liabilities and
shareholders' equity	$71,481,681	$66,955,391

Average interest rate spread			3.87	3.54
Net yield on earning assets			4.26%	4.14%	$685,262	$634,405	$50,857	$8,811	$42,046

Taxable equivalent adjustment					$37,990	$48,951

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Changes in interest income and expense attributable to both changes in interest rates and changes in volumes are allocated proportionately.

Noninterest Income

          Noninterest income for the three months ended March 31, 2002, was $374.7 million compared to $332.0 million for the same period in 2001, an increase of $42.7 million, or 12.9%. The increase was principally the result of substantially higher mortgage banking income, growth in service charges on deposits, growth in insurance commissions from BB&T’s agency network, and higher investment banking and brokerage fees and commissions.

          Service charges on deposits totaled $90.2 million for the first quarter of 2002, an increase of $10.7 million, or 13.5%, compared to the first quarter of 2001. The largest components of the growth within service charges on deposits were NSF and overdraft charges on personal accounts and account analysis fees on commercial accounts, which contributed $3.3 million and $6.2 million, respectively, to the increase in the first quarter of 2002 compared to 2001.

          Trust income totaled $23.1 million for the current quarter, a decrease of $1.9 million, or 7.8%, compared to the same period a year ago. The decrease in trust income for the quarter reflects a decrease in asset management fees. Assets under management totaled $20.1 billion at March 31, 2002, up from $15.3 billion at March 31, 2001. This significant increase in trust assets under management reflects trust assets of companies acquired through purchase accounting. Through the acquisitions of AREA and MidAmerica, BB&T acquired trust assets totaling $2.6 billion.

          Investment banking and brokerage fees and commissions totaled $52.9 million during the first quarter of 2002, an increase of $9.2 million, or 21.0%, compared to the first quarter of 2001. The increase in this category of revenue for the first quarter resulted primarily from an increase in trading income, fees from advisory and consulting services and management of third party investment portfolios from Scott & Stringfellow, BB&T’s wholly-owned investment banking and brokerage subsidiary.

          Agency insurance commissions totaled $63.9 million for the first quarter of 2002, an increase of $21.9 million, or 52.3%, compared to the same three month period of 2001. The growth in revenue resulted primarily from the purchase of additional agencies during 2001 and 2002, as well as internal growth. The purchase of Cooney, Rikard & Curtin, Inc. (“CRC”) in January 2002 contributed $13.2 million in revenue growth for the first quarter of 2002. Additionally, property and casualty insurance commissions increased $4.3 million, contingent insurance commissions increased $1.8 million and title insurance commissions increased $1.2 million.

          Income from mortgage banking activities totaled $50.6 million for the first quarter of 2002, an increase of $44.4 million compared to the same period of 2001. In 2002, a $9.8 million valuation allowance was provided reducing the value of BB&T’s capitalized mortgage servicing rights as a result of the declining interest rate environment. In the first quarter of 2001, a similar valuation totaling $35.0 million was recorded. Excluding these valuation provisions, mortgage income would have been $60.3 million for 2002 and $41.2 million for 2001, an increase of $19.1 million, or 46.5%. Mortgage loan originations totaled $2.8 billion for the first quarter of 2002 compared to $1.7 billion in the first quarter of 2001. These higher mortgage loan volumes produced increased mortgage banking fees in 2002. Servicing fee income increased $4.2 million; origination fees on loans sold increased $5.5 million; gains from loan sales increased $7.1 million and mortgage loan underwriting fees increased $2.9 million.

          Other nondeposit fees and commissions totaled $44.1 million for the first quarter of 2002, a decrease of $.3 million, or .7%, compared to the three months ended March 31, 2001.

          BB&T realized a $13.4 million gain from sales of securities in the first quarter of 2002 compared to a gain of $72.7 million in the first quarter last year, which included a $63.0 million pretax gain on an investment in an electronic transaction processing company. Excluding the $63.0 million gain, securities gains for the first quarter of 2001 would have been $9.7 million. The increase in the 2002 gains, exclusive of the gain from the sale of the investment in the electronic transaction processing company, totaled $3.7 million.

          Other income totaled $33.1 million for the first quarter of 2002, an increase of $17.4 million, or 111.2%, compared to the same period one year ago. Income from investments in bank owned life insurance increased $5.7 million from the 2001 period. Additionally, a $5.8 million gain was recognized in the first quarter of 2002 in connection with the demutualization of Principal Financial Group (“PFG”), which resulted in BB&T receiving stock in exchange for investments in bank owned life insurance with PFG. These increases were offset by a decrease in amortization of negative goodwill, which totaled $1.6 million in the first quarter of 2001.

Noninterest Expense

          Noninterest expense totaled $548.3 million for the first quarter of 2002 compared to $538.5 million for the same period a year ago, an increase of $9.8 million, or 1.8%. Noninterest expense for the first quarter of 2002 includes $14.6 million of pretax merger-related and restructuring expenses principally associated with the mergers of CFBC, AREA and MidAmerica.

          Personnel expense, the largest component of noninterest expense, was $304.9 million for the first quarter of 2002 compared to $274.3 million for the same period in 2001, an increase of $30.6 million, or 11.1%. This increase was primarily the result of purchase acquisitions, which added costs of $13.8 million; an increase of $2.0 million in insurance incentive compensation, an increase in pension expense of $3.8 million, an increase of $4.6 million in employee mortgage loan incentive compensation and an increase of $2.9 million in employee investment incentive compensation.

          Occupancy and equipment expense for the three months ended March 31, 2002, totaled $83.5 million, an increase of $8.3 million, or 11.0%, compared to 2001. The increase was primarily the result of an increase in information technology equipment expense in the amount of $3.0 million and an increase in rent on buildings and premises in the amount of $2.6 million. Additionally, the acquisitions of CRC, MidAmerica and CFBC contributed $1.7 million to occupancy and equipment expense.

          The amortization of goodwill and other intangible assets totaled $4.4 million for the three months ended March 31, 2002, a decrease of $13.5 million, or 75.7%, from the amount incurred in the first quarter of 2001. This decrease is due to the adoption of SFAS No. 142, which ended the amortization of goodwill effective July 1, 2001, as previously discussed herein.

          The other categories of noninterest expenses, other than merger-related and restructuring charges, totaled $141.0 million for the first quarter of 2002, an increase of $23.7 million, or 20.2%, compared to 2001. This increase is due to increases in the amortization of mortgage servicing rights of $15.9 million and an increase in data processing software expense in the amount of $2.3 million. Also, the acquisitions of CRC, MidAmerica and CFBC, consummated using purchase accounting, added $3.2 million to other noninterest expense.

Provision for Income Taxes

          The provision for income taxes totaled $117.3 million for the first quarter of 2002, an increase of $16.9 million, or 16.8%, compared to the first quarter of 2001. The effective tax rates on pretax income were 28.1% and 29.8% for the three months ended March 31, 2002 and 2001, respectively.

          During 2001 and 2000, BB&T entered into option contracts which legally transferred part of the responsibility for the future residual management of certain leveraged lease investments including the future remarketing or re-leasing of these assets to a wholly-owned subsidiary in a foreign jurisdiction having a lower income tax rate, thereby lowering the effective income tax rate applicable to these lease investments. These option contracts provide that the foreign subsidiary may purchase the lease investments at expiration of the existing leveraged leases for a fixed price. As a result, a portion of the residual value included in the consolidated leveraged lease analysis should be taxed at a lower tax rate than originally anticipated, resulting in a change in the total net income from the lease. In accordance with SFAS No. 13, "Accounting for Leases", the net income from the affected leases was recalculated from inception based on the new effective income tax rate. The recalculation had the effect of reducing net interest income for 2001 and 2000 by $40.6 million and $14.3 million, respectively, and reducing the 2001 income tax provision by $56.6 million and the tax provision for 2000 by $19.8 million. BB&T intends to permanently reinvest the earnings of this subsidiary and, therefore, in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes", deferred income taxes associated with the foreign subsidiary arising from these transactions have not been provided.

          BB&T transferred certain securities and real estate secured loans to a wholly-owned subsidiary in exchange for additional common equity in the subsidiary. The transaction produced a difference between BB&T’s tax basis in the equity investment in the subsidiary and the assets transferred to the subsidiary, resulting in a net reduction in the income tax provision for the first quarter of 2002.

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

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date: August 12, 2002	By: /s/ Scott E. Reed
Scott E. Reed, Senior Executive Vice President and Chief
Financial Officer

Date: August 12, 2002	By: /s/ Sherry A. Kellett
Sherry A. Kellett, Senior Executive Vice President and
Controller (Principal Accounting Officer)

Back to Index