Form 10-Q
period 2002-06-30
BB&T CORP
filed 2002-08-14
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2002

Commission file number: 1-10853

BB&T CORPORATION
(exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street	27101
Winston-Salem, North Carolina	(Zip Code)
(Address of Principal Executive Offices)

(336) 733-2000
(Registrant's Telephone Number, Including Area Code)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]   No  [__]

At July 31, 2002, 476,241,929 shares of the registrant's common stock, $5 par value, were outstanding.

This Form 10-Q has 50 pages. The Exhibit Index begins on page 42.

BB&T CORPORATION

FORM 10-Q

June 30, 2002

BB&T Corporation          Page 1          Second Quarter 2002 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Cash and due from banks	$1,675,484	$1,871,437
Interest-bearing deposits with banks	82,331	114,749
Federal funds sold and securities purchased under resale agreements or
similar arrangements	248,224	246,040
Trading securities at fair value	132,305	97,675
Securities available for sale at fair value	18,076,387	16,621,684
Securities held to maturity (fair values of $47,375 at
June 30, 2002, and $40,488 at December 31, 2001)	47,366	40,496
Loans held for sale, lower of cost or fair value	962,664	1,907,416
Loans and leases, net of unearned income	49,567,270	45,535,757
Allowance for loan and lease losses	(706,446)	(644,418)

Loans and leases, net	48,860,824	44,891,339

Premises and equipment, net of accumulated depreciation	1,033,590	989,611
Goodwill	1,457,257	879,903
Other assets	3,757,009	3,209,595

Total assets	$76,333,441	$70,869,945

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$7,625,530	$6,939,640
Savings and interest checking	3,290,255	3,013,702
Money rate savings	14,632,630	13,902,088
Certificates of deposit and other time deposits	25,360,774	20,877,845

Total deposits	50,909,189	44,733,275

Short-term borrowed funds	4,930,434	6,649,100
Long-term debt	10,979,492	11,721,076
Accounts payable and other liabilities	2,385,970	1,616,285

Total liabilities	69,205,085	64,719,736

Shareholders' equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued and
outstanding	--	--
Common stock, $5 par, 1,000,000,000 shares authorized;
issued and outstanding 475,535,863 at June 30, 2002, and
455,682,560 at December 31, 2001	2,377,679	2,278,413
Additional paid-in capital	953,670	418,565
Retained earnings	3,522,727	3,148,501
Unvested restricted stock	(892)	(2,669)
Accumulated other comprehensive income, net of income
taxes of $176,929 at June 30, 2002, and $201,207 at December 31, 2001	275,172	307,399

Total shareholders' equity	7,128,356	6,150,209

Total liabilities and shareholders' equity	$76,333,441	$70,869,945

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 2          Second Quarter 2002 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest Income
Interest and fees on loans and leases	$869,116	$968,842	$1,700,567	$1,973,269
Interest and dividends on securities	251,595	254,187	499,284	514,854
Interest on short-term investments	1,554	4,988	4,047	11,443

Total interest income	1,122,265	1,228,017	2,203,898	2,499,566

Interest Expense
Interest on deposits	258,187	421,861	517,789	869,328
Interest on short-term borrowed funds	26,540	58,251	52,989	146,951
Interest on long-term debt	147,442	153,438	295,752	303,366

Total interest expense	432,169	633,550	866,530	1,319,645

Net Interest Income	690,096	594,467	1,337,368	1,179,921
Provision for loan and lease losses	58,500	48,798	115,000	90,818

Net Interest Income After Provision for Loan and Lease Losses	631,596	545,669	1,222,368	1,089,103

Noninterest Income
Service charges on deposit accounts	101,476	87,992	191,638	167,444
Investment banking and brokerage fees and commissions	56,039	42,904	108,932	86,612
Mortgage banking income	43,963	51,482	94,525	57,674
Trust income	24,197	23,929	47,325	49,005
Agency insurance commissions	74,063	45,049	137,946	87,002
Other insurance commissions	3,986	3,549	7,471	6,389
Other nondeposit fees and commissions	52,480	47,750	96,596	92,190
Securities gains (losses), net	19,666	16,644	33,073	89,328
Other income	28,197	27,368	61,281	43,034

Total noninterest income	404,067	346,667	778,787	678,678

Noninterest Expense
Personnel expense	319,622	282,484	624,515	556,793
Occupancy and equipment expense	84,688	75,102	168,139	150,274
Amortization of intangibles	6,258	18,404	10,609	36,275
Merger-related and restructuring charges	1,554	54,191	16,173	108,047
Other noninterest expense	164,730	133,661	305,726	250,951

Total noninterest expense	576,852	563,842	1,125,162	1,102,340

Earnings
Income before income taxes and change in accounting principle	458,811	328,494	875,993	665,441
Provision for income taxes	130,859	91,265	248,176	191,712

Income before cumulative effect of change in accounting principle	327,952	237,229	627,817	473,729
Cumulative effect of change in accounting principle	--	--	9,780	--

Net income	$327,952	$237,229	$637,597	$473,729

Per Common Share
Basic Earnings:
Income before cumulative effect of change in accounting principle	$.69	$.53	$1.33	$1.05
Cumulative effect of change in accounting principle	--	--	.02	--

Net Income	$.69	$.53	$1.35	$1.05

Diluted Earnings:
Income before cumulative effect of change in accounting principle	$.68	$.52	1.32	1.03
Cumulative effect of change in accounting principle	--	--	.02	--

Net Income	$.68	$.52	$1.34	$1.03

Cash dividends paid	$.26	$.23	$.52	$.46

Average Shares Outstanding
Basic	478,121,878	451,712,342	470,554,054	452,171,070

Diluted	484,009,961	457,879,467	476,349,694	458,649,989

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 3          Second Quarter 2002 10-Q

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Six Months Ended June 30, 2002 and 2001
(Unaudited)
(Dollars in thousands)

					Accumulated
	Shares of		Additional	Retained	Other	Total
	Common	Common	Paid-In	Earnings	Comprehensive	Shareholders'
	Stock	Stock	Capital	and Other*	Income	Equity

Balance, December 31, 2000	453,307,379	$2,266,537	$423,404	$2,625,571	$104,297	$5,419,809
Add (Deduct)
Comprehensive income:
Net income	--	--	--	473,729	--	473,729
Unrealized holding gains (losses) arising during
the period	--	--	--	--	204,314	204,314
Less: reclassification adjustment, net of tax
of $31,265	--	--	--	--	58,063	58,063

Net unrealized gains (losses) on securities	--	--	--	--	146,251	146,251
Unrecognized gain on cash flow hedges, net of
tax of $2,593	--	--	--	--	4,816	4,816

Total comprehensive income	--	--	--	473,729	151,067	624,796

Common stock issued	11,468,897	57,344	271,712	--	--	329,056
Redemption of common stock	(8,744,800)	(43,724)	(272,203)	--	--	(315,927)
Cash dividends declared on common stock	--	--	--	(221,396)	--	(221,396)
Other, net	--	--	16,408	2,953	--	19,361

Balance, June 30, 2001	456,031,476	$2,280,157	$439,321	$2,880,857	$255,364	$5,855,699

Balance, December 31, 2001	455,682,560	$2,278,413	$418,565	$3,145,832	$307,399	$6,150,209
Add (Deduct)
Comprehensive income:
Net income	--	--	--	637,597	--	637,597
Unrealized holding gains (losses) arising during
the period	--	--	--	--	24,491	24,491
Less: reclassification adjustment, net of tax
of $11,576	--	--	--	--	21,497	21,497

Net unrealized gains (losses) on securities	--	--	--	--	2,994	2,994
Unrecognized loss on cash flow hedge, net of
tax of $22,979	--	--	--	--	(35,221)	(35,221)

Total comprehensive income	--	--	--	637,597	(32,227)	605,370

Common stock issued	26,838,203	134,191	755,225	--	--	889,416
Redemption of common stock	(6,984,900)	(34,925)	(230,345)	--	--	(265,270)
Cash dividends declared on common stock	--	--	--	(263,371)	--	(263,371)
Other, net	--	--	10,225	1,777	--	12,002

Balance, June 30, 2002	475,535,863	$2,377,679	$953,670	$3,521,835	$275,172	$7,128,356

* Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 4          Second Quarter 2002 10-Q

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2002 and 2001
(Unaudited)
(Dollars in thousands)

	2002	2001

Cash Flows From Operating Activities:
Net income	$637,597	$473,729
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan and lease losses	115,000	90,818
Depreciation of premises and equipment	68,033	61,576
Amortization of intangibles	10,609	36,275
Adjustment / Accretion of negative goodwill	(9,780)	(3,121)
Amortization of unearned stock compensation	1,777	7,287
Discount accretion and premium amortization on securities, net	(1,153)	(3,354)
Net decrease (increase) in trading account securities	(34,630)	(23,662)
Loss (gain) on sales of securities, net	(33,073)	(89,328)
Loss (gain) on sales of loans held for sale	(46,523)	--
Loss (gain) on disposals of premises and equipment, net	(6,853)	(6,182)
Proceeds from sales of loans held for sale	4,446,990	3,243,488
Purchases of loans held for sale	(832,266)	(1,014,445)
Origination of loans held for sale, net of principal collected	(2,623,449)	(3,038,973)
Tax benefit from exercise of stock options	10,225	12,967
Decrease (increase) in:
Accrued interest receivable	220	23,297
Other assets	(285,269)	508,659
Increase (decrease) in:
Accrued interest payable	(11,243)	(26,634)
Accounts payable and other liabilities	499,700	151,567
Other, net	36	(26,611)

Net cash provided by (used in) operating activities	1,905,948	377,353

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	913,004	668,832
Proceeds from maturities, calls and paydowns of securities available for sale	1,485,569	1,008,167
Purchases of securities available for sale	(3,233,986)	(1,082,734)
Proceeds from maturities, calls and paydowns of securities held to maturity	10	124,295
Purchases of securities held to maturity	(6,880)	(4,810)
Leases made to customers	(103,573)	(68,499)
Principal collected on leases	71,962	51,119
Loan originations, net of principal collected	(935,344)	(1,379,542)
Purchases of loans	(139,787)	(66,200)
Net cash acquired (paid) in transactions accounted for under the purchase method	611,545	113,125
Purchases and originations of mortgage servicing rights	(98,856)	(102,945)
Proceeds from disposals of premises and equipment	20,769	10,168
Purchases of premises and equipment	(69,716)	(99,980)
Proceeds from sales of foreclosed property	22,316	21,654
Proceeds from sales of other real estate held for development or sale	4,964	3,688

Net cash used in (provided by) investing activities	(1,458,003)	(803,662)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	2,972,690	214,868
Net increase (decrease) in short-term borrowed funds	(2,424,045)	(1,566,751)
Proceeds from issuance of long-term debt	43,697	2,610,833
Repayments of long-term debt	(798,355)	(390,969)
Net proceeds from common stock issued	41,523	88,134
Redemption of common stock	(265,270)	(315,927)
Cash dividends paid on common stock	(244,372)	(204,734)

Net cash provided by (used in) financing activities	(674,132)	435,454

Net Increase (Decrease) in Cash and Cash Equivalents	(226,187)	9,145
Cash and Cash Equivalents at Beginning of Period	2,232,226	2,123,602

Cash and Cash Equivalents at End of Period	$2,006,039	$2,132,747

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$872,713	$1,263,255
Income taxes	98,642	32,859
Noncash financing and investing activities:
Transfer of securities held to maturity to available for sale	--	53,739
Transfer of loans to foreclosed property	28,136	19,793
Transfer of other real estate owned to fixed assets	--	143
Transfer of fixed assets to other real estate owned	10,847	4,413
Securitization of mortgage loans	--	122,616

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 5          Second Quarter 2002 10-Q

Back to Index

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

A. Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”) as of June 30, 2002, and December 31, 2001; the consolidated statements of income for the three and six months ended June 30, 2002 and 2001; the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2002 and 2001; and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001.

The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T’s 2001 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2001 financial statements have been reclassified to conform to the 2002 statement presentation. Such reclassifications had no effect on shareholders’ equity or net income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, valuation of mortgage servicing rights, purchase accounting adjustments and deferred tax assets or liabilities.

B. Nature of Operations

BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its commercial banking subsidiaries, which do business in North Carolina, South Carolina, Virginia, Maryland, West Virginia, Kentucky, Tennessee, Georgia, Alabama, Indiana and Washington, D.C. BB&T’s principal banking subsidiaries, Branch Banking and Trust Company (“Branch Bank”), Branch Banking and Trust Company of South Carolina (“BB&T-SC”) and Branch Banking and Trust Company of Virginia (“BB&T-VA”), provide a wide range of banking services to individuals and businesses. At June 30, 2002, BB&T was also the parent company for two subsidiary banks acquired through mergers with AREA Bancshares Corporation (“AREA”) and MidAmerica Bancorp (“MidAmerica”). These banks are expected to be merged with and into Branch Bank. BB&T’s subsidiary banks offer a variety of loans to businesses and consumers, including an array of mortgage loan products. BB&T’s loans are primarily to individuals residing in the market areas described above or to businesses that are located in this geographic area. BB&T’s banking subsidiaries also market a wide range of deposit services to individuals and businesses. Subsidiaries of BB&T’s commercial banking units offer lease financing to businesses and municipal governments; discount brokerage services and sales of annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis; insurance premium financing; arranging permanent financing for commercial real estate and providing loan servicing for third-party investors; and asset management. Direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage and capital markets services.

BB&T Corporation          Page 6          Second Quarter 2002 10-Q

C. New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” The provisions of the Statement apply to all business combinations initiated after June 30, 2001. SFAS No. 141 requires that all business combinations be accounted for by the purchase method of accounting. This method requires the accounts of an acquired business to be included with the acquirer’s accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired to be capitalized as goodwill or other intangibles. The Statement requires that the assets of an acquired company be recognized as assets apart from goodwill if they meet specific criteria presented in the Statement. The Statement ends the use of the pooling-of-interests method of accounting for business combinations, which required the restatement of all prior period information for the accounts of the acquired institution. BB&T has historically been a frequent acquirer and has used both the pooling-of-interests and purchase methods of accounting. As a result of the adoption of this statement, BB&T will account for all mergers and acquisitions initiated after June 30, 2001, using the purchase method.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Statement eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring that the assets be tested at least annually for impairment based on the specific guidance in the Statement. BB&T adopted the provisions of the Statement effective January 1, 2002, as required, and applied the provisions of the Statement to all goodwill and other intangible assets recognized in the financial statements. The impact of adoption was reflected as a cumulative effect of a change in accounting principle in the Consolidated Statements of Income, resulting in the reversal of unamortized negative goodwill as required by paragraph 62 of SFAS No. 141. Following the adoption of SFAS No. 142, BB&T expects the amortization of goodwill and other intangibles to be reduced by approximately $50 million for 2002. SFAS No. 142 also requires a transitional impairment test of all goodwill and other indefinite-lived intangible assets in conjunction with its initial application. The Statement required this test to be performed prior to June 30, 2002, with any resulting impairment loss to be reported as a change in accounting principle. No impairment was recorded based on the results of these tests.

BB&T Corporation          Page 7          Second Quarter 2002 10-Q

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The Statement establishes a single accounting model for long-lived assets to be disposed of by a sale, and resolves significant implementation issues related to SFAS No. 121. The provisions of the Statement were adopted by BB&T on January 1, 2002. The implementation did not have a material impact on either BB&T’s consolidated financial position or consolidated results of operations.

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

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This Statement nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. BB&T will adopt the provisions of this Statement effective January 1, 2003. Management does not anticipate that the implementation of this Statement will have a material impact on BB&T’s consolidated financial position or consolidated results of operations.

BB&T Corporation          Page 8          Second Quarter 2002 10-Q

D. Mergers and Acquisitions

The following table presents summary information with respect to significant mergers and acquisitions completed by BB&T Corporation during 2001 and thus far during 2002:

Summary of Completed Mergers and Acquisitions
(Dollars in millions)

BB&T Common
						Total	Shares Issued
Date of			Total	Accounting	Intangibles	Purchase	to Complete
Acquisition	Acquired Company	Headquarters	Assets	Method	Recorded	Price	Transaction

March 20, 2002	Area Bancshares Corporation	Owensboro, Ky.	$2.9 billion	Purchase	$283.4 million	$448.9 million	$13.2 million
March 8, 2002	MidAmerica Bancorp	Louisville, Ky.	2.0 billion	Purchase	203.3 million	379.8 million	8.2 million (1)
January 1, 2002	Cooney, Rikard & Curtin, Inc.	Birmingham, Al.	108.6 million	Purchase	101.9 million	85.6 million	2.5 million

December 12, 2001	Community First Banking
	Company	Carrollton, Ga.	$548.1 million	Purchase	$102.1 million	$132.2 million	3.5 million
August 9, 2001	F&M National Corporation	Winchester, Va.	4.0 billion	Pooling	N/A	N/A	31.1 million
June 27, 2001	Virginia Capital Bancshares, Inc.	Fredericksburg, Va.	532.7 million	Purchase	15.2 million	15.2 million	4.7 million
June 7, 2001	Century South Banks, Inc.	Alpharetta, Ga.	1.7 billion	Pooling	N/A	N/A	12.7 million
March 2, 2001	FirstSpartan Financial Corp.	Spartanburg, S.C.	591.0 million	Purchase	42.9 million	107.6 million	3.8 million
January 8, 2001	FCNB Corp.	Frederick, Md.	1.6 billion	Pooling	N/A	N/A	8.7 million

N/A - Not applicable or terms not disclosed.

(1) BB&T also paid cash totaling $68.2 million to complete this acquistion.

The table above does not include mergers and acquisitions of acquired companies prior to their acquisition by BB&T or insurance agency acquisitions, which are summarized below.

During the six months ended June 30, 2002, BB&T acquired four insurance agencies that were accounted for as purchases. In conjunction with these transactions, BB&T issued approximately .3 million shares of common stock and paid $1.4 million in cash, recording approximately $17.1 million in intangible assets. The total purchase price of these four insurance agencies was $12.7 million. BB&T acquired seven insurance agencies during 2001, which were accounted for as purchases. In conjunction with these 2001 transactions, BB&T issued .3 million shares of common stock and recorded $16.5 million in goodwill and other intangible assets. The total purchase price of these seven insurance agencies was $15.7 million.

BB&T typically provides an allocation period, not to exceed one year, to identify and quantify the fair value of the assets acquired and liabilities assumed in business combinations accounted for as purchases. Management currently does not anticipate any material adjustments to the assigned values of the assets and liabilities of acquired companies.

Pending Mergers and Acquisitions

On May 22, 2002, BB&T announced plans to acquire Regional Financial Corporation (“Regional”) of Tallahassee, Florida. Regional is the holding company for First South Bank, a $1.6 billion thrift, which operates 11 full-service retail branches, three limited-service branches, and eight mortgage loan production offices. BB&T will issue 7.265 million shares of its stock in exchange for all outstanding shares of Regional. The transaction, which is subject to regulatory approval, is expected to close in the third quarter.

BB&T Corporation          Page 9          Second Quarter 2002 10-Q

E. Calculation of Earnings Per Common Share

BB&T’s basic and diluted earnings per common share amounts were calculated as follows:

BB&T CORPORATION AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Weighted average number of common shares outstanding during the period	478,121,878	451,712,342	470,554,054	452,171,070

Income before cumulative effect of change in accounting principle	$327,952	$237,229	$627,817	$473,729
Cumulative effect of change in accounting principle	--	--	9,780	--

Net income	$327,952	$237,229	$637,597	$473,729

Basic earnings per share
Income before cumulative effect of change in accounting principle	$.69	$.53	$1.33	$1.05
Cumulative effect of change in accounting principle	--	--	.02	--

Net income	$.69	$.53	$1.35	$1.05

Diluted Earnings Per Share:
Weighted average number of common shares	478,121,878	451,712,342	470,554,054	452,171,070
Add:
Dilutive effect of outstanding options (as determined by application of
treasury stock method)	5,888,083	6,167,125	5,795,640	6,478,919

Weighted average number of common shares, as adjusted	484,009,961	457,879,467	476,349,694	458,649,989

Income before cumulative effect of change in accounting principle	$327,952	$237,229	$627,817	$473,729
Cumulative effect of change in accounting principle	--	--	9,780	--

Net income	$327,952	$237,229	$637,597	$473,729

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$.68	$.52	$1.32	$1.03
Cumulative effect of change in accounting principle	--	--	.02	--

Net income	$.68	$.52	$1.34	$1.03

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

BB&T’s strategies for revenue growth are focused on developing and expanding client relationships through quality service delivery and an effective sales culture. The segment results presented herein are based on internal management accounting policies that are designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Therefore, the performance of the individual segments is not comparable with BB&T’s consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not necessarily indicative of the segments’ financial performance if they operated as independent entities.

BB&T Corporation          Page 10          Second Quarter 2002 10-Q

Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2001, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables. There have been no significant changes from the methods used to develop the segment disclosures contained therein.

The following tables disclose selected financial information for BB&T’s reportable business segments for the periods as indicated:

BB&T Corporation          Page 11          Second Quarter 2002 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended June 30, 2002 and 2001

	Banking Network		Mortgage Banking		Trust Services		Agency Insurance

	2002	2001	2002	2001	2002	2001	2002	2001

	(Dollars in thousands)
Net interest income (expense)
from external customers	$388,107	$384,461	$153,069	$153,116	$(5,068)	$(9,086)	$278	$303
Net intersegment interest income (expense)	155,759	167,279	(87,557)	(118,117)	11,753	12,367	--	--

Net interest income	543,866	551,740	65,512	34,999	6,685	3,281	278	303

Provision for loan and lease losses	52,987	52,895	712	819	--	--	--	--
Noninterest income from external customers	152,631	134,806	44,293	43,351	27,242	24,288	71,528	41,218
Intersegment noninterest income	68,749	53,067	--	--	--	--	--	--
Noninterest expense	285,231	304,755	31,567	14,109	20,147	13,767	49,368	29,495
Intersegment noninterest expense	140,368	129,037	7,403	6,235	2,314	776	3,200	1,057

Income before income taxes	286,660	252,926	70,123	57,187	11,466	13,026	19,238	10,969
Provision for income taxes	82,770	76,157	19,844	16,238	3,758	4,602	7,582	4,321

Net income	$203,890	$176,769	$50,279	$40,949	$7,708	$8,424	$11,656	$6,648

Identifiable segment assets	$41,002,922	$39,650,976	$8,761,041	$8,511,201	$76,287	$50,404	$592,677	$112,581

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Total Segments

	2002	2001	2002	2001	2002	2001	2002	2001

Net interest income (expense)
from external customers	$1,834	$2,295	$53,687	$47,746	$90,183	$70,587	$682,090	$649,422
Net intersegment interest income (expense)	--	--	8,204	8,806	(1,321)	--	86,838	70,335

Net interest income	1,834	2,295	61,891	56,552	88,862	70,587	768,928	719,757

Provision for loan and lease losses	--	--	36	34	20,011	16,390	73,746	70,138
Noninterest income from external customers	57,248	46,319	37,812	9,331	40,519	23,088	431,273	322,401
Intersegment noninterest income	--	--	--	--	--	--	68,749	53,067
Noninterest expense	50,144	46,624	3,762	1,783	30,956	22,681	471,175	433,214
Intersegment noninterest expense	3,691	380	424	486	5,925	2,850	163,325	140,821

Income before income taxes	5,247	1,610	95,481	63,580	72,489	51,754	560,704	451,052
Provision for income taxes	2,016	1,439	26,422	16,977	19,067	4,612	161,459	124,346

Net income	$3,231	$171	$69,059	$46,603	$53,422	$47,142	$399,245	$326,706

Identifiable segment assets	$777,583	$658,067	$21,310,220	$19,304,014	$7,722,190	$4,212,077	$80,242,920	$72,499,320

(1)	Financial data from segments below the quantitative thresholds requiring disclosure are attributable to nonbank consumer finance and other specialized lending operations, factoring, leasing and other smaller subsidiaries.

BB&T Corporation          Page 12          Second Quarter 2002 10-Q

BB&T Corporation
Reportable Segments
For the Six Months Ended June 30, 2002 and 2001

	Banking Network		Mortgage Banking		Trust Services		Agency Insurance

	2002	2001	2002	2001	2002	2001	2002	2001

	(Dollars in thousands)
Net interest income (expense)
from external customers	$733,231	$758,988	$308,352	$299,831	$(10,049)	$(19,007)	$641	$327
Net intersegment interest income (expense)	304,427	314,394	(187,337)	(231,066)	22,949	25,260	--	--

Net interest income	1,037,658	1,073,382	121,015	68,765	12,900	6,253	641	327

Provision for loan and lease losses	103,282	94,253	1,488	1,519	--	--	--	--
Noninterest income from external customers	281,916	265,871	94,992	47,785	52,340	48,861	132,886	79,509
Intersegment noninterest income	136,863	92,161	--	--	--	--	--	--
Noninterest expense	522,756	552,387	62,065	32,792	38,899	29,115	100,859	59,631
Intersegment noninterest expense	276,909	243,707	14,843	13,052	4,426	1,551	6,408	2,114

Income before income taxes	553,490	541,067	137,611	69,187	21,915	24,448	26,260	18,091
Provision for income taxes	158,618	153,159	39,152	20,297	6,594	6,802	10,441	7,167

Net income	$394,872	$387,908	$98,459	$48,890	$15,321	$17,646	$15,819	$10,924

Identifiable segment assets	$41,002,922	$39,650,976	$8,761,041	$8,511,201	$76,287	$50,404	$592,677	$112,581

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Total Segments

	2002	2001	2002	2001	2002	2001	2002	2001

Net interest income (expense)
from external customers	$3,722	$4,667	$106,364	$80,787	$175,180	$141,546	$1,317,441	$1,267,139
Net intersegment interest income (expense)	--	--	14,607	21,838	(1,321)	--	153,325	130,426

Net interest income	3,722	4,667	120,971	102,625	173,859	141,546	1,470,766	1,397,565

Provision for loan and lease losses	--	--	71	67	42,407	29,006	147,248	124,845
Noninterest income from external customers	111,225	89,253	64,894	15,730	80,046	63,504	818,299	610,513
Intersegment noninterest income	--	--	--	--	--	--	136,863	92,161
Noninterest expense	97,589	88,847	7,244	3,553	59,989	50,777	889,401	817,102
Intersegment noninterest expense	7,386	761	847	972	11,752	5,700	322,571	267,857

Income before income taxes	9,972	4,312	177,703	113,763	139,757	119,567	1,066,708	890,435
Provision for income taxes	3,808	2,487	48,816	27,391	34,656	14,710	302,085	232,013

Net income	$6,164	$1,825	$128,887	$86,372	$105,101	$104,857	$764,623	$658,422

Identifiable segment assets	$777,583	$658,067	$21,310,220	$19,304,014	$7,722,190	$4,212,077	$80,242,920	$72,499,320

(1)	Financial data from segments below the quantitative thresholds requiring disclosure are attributable to nonbank consumer finance and other specialized lending operations, factoring, leasing and other smaller subsidiaries.

BB&T Corporation          Page 13          Second Quarter 2002 10-Q

The following table presents a reconciliation of total segment results to consolidated results:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net Interest Income
Net interest income from segments	$768,928	$719,757	$1,470,766	$1,397,565
Other net interest income (1)	(123,724)	33,629	(243,293)	69,720
Elimination of net intersegment interest income (2)	44,892	(158,919)	109,895	(287,364)

Consolidated net interest income	$690,096	$594,467	$1,337,368	$1,179,921

Net income
Net income from segments	$399,245	$326,706	$764,623	$658,422
Other net income (loss) (1)	157,595	335,208	297,706	333,129
Elimination of intersegment net income (2)	(228,888)	(424,685)	(424,732)	(517,822)

Consolidated net income	$327,952	$237,229	$637,597	$473,729

			June 30,	June 30,
			2002	2001

Total Assets
Total assets from segments			$80,242,920	$72,499,320
Other assets (1)			18,949,037	9,824,948
Elimination of intersegment assets (2)			(22,858,516)	(13,512,898)

Consolidated total assets			$76,333,441	$68,811,370

(1)	Other net interest income (expense), other net income (loss) and other assets include amounts associated with BB&T’s support functions not allocated to the various reportable segments.

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

BB&T Corporation          Page 14          Second Quarter 2002 10-Q

G. Goodwill and Other Intangible Assets

          The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the twelve months ended December 31, 2001, and the six months ended June 30, 2002, are as follows:

Goodwill Activity by Operating Segment
(Dollars in thousands)

					Investment
	Banking	Mortgage	Trust	Agency	Banking	All Other
	Network	Banking	Services	Insurance	and Brokerage	Segments	Total

Balance, January 1, 2001	$536,681	$1,039	$8,691	$115,916	$70,974	$30,576	$763,877
Acquired goodwill	156,875	764	5,105	15,099	5,063	--	182,906
Amortization expense	(48,122)	(35)	(691)	(9,292)	(5,443)	(3,297)	(66,880)

Balance, December 31, 2001	645,434	1,768	13,105	121,723	70,594	27,279	879,903

Acquired goodwill	499,401	6,347	4,997	68,688	312	--	579,745
Amortization expense (1)	(2,391)	--	--	--	--	--	(2,391)

Balance, June 30, 2002	$1,142,444	$8,115	$18,102	$190,411	$70,906	$27,279	$1,457,257

(1) This amortization expense relates to goodwill recorded under SFAS No. 72.

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s intangible assets subject to amortization at the dates presented:

Acquired Intangible Assets
(Dollars in thousands)

	As of June 30, 2002		As of December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizing intangible assets
Core deposit intangibles	$85,701	$(33,075)	$69,574	$(31,021)
Other	72,290	(5,383)	18,963	(3,060)

Totals	$157,991	$(38,458)	$88,537	$(34,081)

During the quarters ended June 30, 2002 and 2001, BB&T incurred $6.3 million and $18.4 million, respectively, in pretax amortization expenses associated with goodwill, core deposit intangibles and other intangible assets.

BB&T Corporation          Page 15          Second Quarter 2002 10-Q

The following table presents estimated amortization expense for each of the next five years.

Estimated Amortization Expense
(Dollars in thousands)

For the Year Ended December 31:
2002	$ 23,953
2003	24,953
2004	22,534
2005	21,757
2006	21,143

The following tables present actual results for the three months and six months ended June 30, 2002, and adjusted net income and adjusted earnings per share for the three months and six months ended June 30, 2001, assuming the nonamortization provisions of SFAS No. 142 were effective January 1, 2001:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

	(Dollars in thousands)		(Dollars in thousands)
Reported Net Income	$327,952	$237,229	$637,597	$473,729
Add back: Goodwill amortization	--	17,005	--	33,495

Adjusted Net Income	$327,952	$254,234	$637,597	$507,224

Basic earnings per share:
Reported net income	$0.69	$0.53	$1.35	$1.05
Add back: Goodwill amortization	--	0.04	--	0.07

Adjusted net income	$0.69	$0.57	$1.35	$1.12

Diluted earnings per share:
Reported net income	$0.68	$0.52	$1.34	$1.03
Add back: Goodwill amortization	--	0.04	--	0.07

Adjusted net income	$0.68	$0.56	$1.34	$1.10

BB&T Corporation          Page 16          Second Quarter 2002 10-Q

Back to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This report contains forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce margins; (3) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged; (5) costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected; (6) expected cost savings associated with pending mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following pending mergers or recently completed mergers may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than BB&T; and (9) adverse changes may occur in the securities markets.

Critical Accounting Policies

          The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include BB&T’s accounting for securities, loans and leases, the allowance for loan and lease losses, valuation of mortgage servicing rights, mergers and acquisitions and income taxes. BB&T’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, BB&T’s significant accounting policies are discussed in detail in BB&T’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          The following is a summary of BB&T’s more subjective and complex accounting policies.

BB&T Corporation          Page 17          Second Quarter 2002 10-Q

          The allowance for loan and lease losses is established and maintained at levels management deems adequate to cover losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and change in the nature and volume of loan activity. Estimates for loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration, the opinions of our regulators, changes in the size and composition of the loan portfolio and peer group information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas in which BB&T conducts business.

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

          BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BB&T’s acquisition strategy has historically utilized the pooling-of-interests and purchase business combination methods of accounting. Effective July 1, 2001, BB&T adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase combination method of accounting. For purchase acquisitions, BB&T is required to record the assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. These estimates also include the establishment of various reserves based on planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill and other intangibles. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

BB&T Corporation          Page 18          Second Quarter 2002 10-Q

          The determination of BB&T’s overall income tax provision is complex and requires careful analysis. As part of the Company’s overall business strategy, BB&T may enter into business transactions that require management to consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes evaluating the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments as they affect the Company’s overall tax position.

ANALYSIS OF FINANCIAL CONDITION

          BB&T’s total assets at June 30, 2002, were $76.3 billion, a $5.5 billion, or 7.7%, increase from December 31, 2001. The asset category that produced the majority of the increase was loans and leases, including loans held for sale, which grew $3.1 billion, or 6.5%. Average total loans for the six months ended June 30, 2002, were $49.1 billion, or 7.0% greater than the average for the first six months of 2001. Additionally, securities available for sale increased $1.5 billion, or 8.8%, from December 31, 2001.

          Total deposits at June 30, 2002, increased $6.2 billion, or 13.8%, from December 31, 2001. Short-term borrowed funds declined $1.7 billion, or 25.8%, and long-term debt decreased $741.6 million, or 6.3%, during the first six months of 2002. Total shareholders’ equity increased $978.1 million, or 15.9%, during the same time frame.

          The factors causing the fluctuations in the major balance sheet categories are further discussed in the following sections.

Loans and Leases

          Management emphasizes lending to small and medium-sized businesses and consumer lending in order to improve the overall profitability of the loan portfolio. For the first six months of 2002, average total loans were $49.1 billion, an increase of $3.2 billion, or 7.0%, compared to the same period in 2001. During the first six months of 2002, average commercial loans and leases totaled $27.3 billion, an increase of $2.4 billion, or 9.6%, compared to the same period in 2001 and composed 55.6% of the loan and lease portfolio compared to 54.2% for the first six months of 2001. Average mortgage loans totaled $9.1 billion and composed 18.5% of the loan and lease portfolio compared to 19.8% for the first six months of 2001. Average consumer loans, which include sales finance, revolving credit and direct retail, totaled $12.7 billion, an increase of $806.3 million, or 6.8%, compared to the same period in 2001. Consumer loans composed the remaining 25.9% of the loan and lease portfolio compared to 26.0% for the first six months of 2001. BB&T is a large originator of mortgage loans, with second quarter 2002 originations totaling $2.3 billion and has also historically been a frequent acquirer of community banks and thrift institutions. The combination of these factors results in a high percentage of mortgage loans in BB&T’s portfolio. To improve the overall yield and profitability of the loan portfolio and to mitigate interest rate risk, BB&T sells most of its fixed-rate mortgage loans in the secondary market or securitizes the loans and transfers them to the securities portfolio. However, due to the continued low interest rate environment and resulting high volumes of mortgage loan originations and the inventory of mortgage loans held for sale, the mix of the consolidated loan portfolio, as indicated above, was very similar to that of one year ago.

BB&T Corporation          Page 19          Second Quarter 2002 10-Q

          For the second quarter of 2002, average total loans were $50.3 billion, an increase of $3.8 billion, or 8.3%, compared to the same period in 2001. Average commercial loans and leases for the second quarter of 2002 totaled $28.2 billion, an increase of $3.1 billion, or 12.3%, compared to the same period in 2001 and composed 56.0% of the loan and lease portfolio compared to 54.0% for the second quarter of 2001. Average mortgage loans totaled $9.0 billion and composed 17.8% of the loan and lease portfolio compared to 20.1% for the second quarter of 2001. Average consumer loans, which include sales finance, revolving credit and direct retail, totaled $13.1 billion, an increase of $1.2 billion, or 9.6%, compared to the same period in 2001 and composed the remaining 26.2% of the loan and lease portfolio compared to 25.9% for the second quarter of 2001.

          The growth rates of the average loans described above were affected by securitization programs and by loan portfolios held by companies that were acquired in purchase transactions during the last six months of 2001 and the first six months of 2002. During the first six months of 2002, loans totaling $1.9 billion and $1.2 billion were acquired through the purchases of AREA and MidAmerica, respectively. During the last six months of 2001, loans totaling $368.8 million were acquired through the purchase of Community First Banking Company (“CFBC”). Excluding the effect of purchase accounting transactions completed during 2001 and 2002 and mortgage loan securitizations, average “internal” loan growth for the three months ended June 30, 2002, was .8% compared to the second quarter of 2001. By category, excluding the effects of purchase accounting transactions and loan securitizations, average mortgage loans, including loans held for sale, decreased 11.3%, average commercial loans and leases grew 4.3%, and average consumer loans increased 3.5% in the second quarter of 2002 compared to the same period of 2001.

          The annualized fully taxable equivalent (“FTE”) yields on commercial, consumer and mortgage loans for the first six months of 2002 were 6.26%, 8.67%, and 7.31%, respectively, resulting in an annualized yield on the total loan portfolio of 7.08%. The FTE yields on commercial, consumer and mortgage loans for the first six months of 2001 were 8.86%, 10.01%, and 7.55%, respectively, resulting in an annualized yield on the total loan portfolio of 8.90%. This reflects a decrease of 182 basis points in the annualized yield on the total loan portfolio during the first six months of 2002 in comparison to 2001. The decrease in yield resulted from a lower average prime rate during 2001 and 2002, as well as an overall lower interest rate environment. During 2001, the Federal Reserve reduced the intended Federal Funds Rate from 6.50% at the beginning of the year to 1.75% at year-end where it has remained throughout the first six months of 2002. As a result of the Federal Reserve Board’s actions, the average prime rate, which is the basis for pricing many commercial and consumer loans, averaged 7.34% in the second quarter of 2001 compared to 4.75% in the second quarter of 2002. For the first six months of 2002, the prime rate averaged 4.75%, compared to 7.98% during the first six months of 2001. The growth in the overall loan portfolio, combined with the decrease in the yield of the portfolio, from 8.62% in the second quarter and 8.90% in the first six months of 2001 to 7.03% in the second quarter and 7.08% in the first six months of 2002, resulted in a decrease of 10.3% in interest income from loans and leases in the current quarter and a decrease of 13.8% in interest income from loans and leases during the first six months of 2002 compared to the 2001 periods.

BB&T Corporation          Page 20          Second Quarter 2002 10-Q

Securities

          Securities available for sale totaled $18.1 billion at June 30, 2002, an increase of $1.5 billion, or 8.8%, compared with December 31, 2001. Securities available for sale had net unrealized gains, net of deferred income taxes, of $291.1 million at June 30, 2002, compared to net unrealized gains, net of deferred income taxes, of $288.1 million at December 31, 2001. Securities held to maturity totaled $47.4 million, an increase of $6.9 million, or 17.0%, from year-end 2001. Trading securities totaled $132.3 million, an increase of $34.6 million, or 35.5%, compared to the balance at December 31, 2001.

          Average total securities for the first six months amounted to $17.0 billion, up 8.9% from the average during the first six months of 2001. For the second quarter of 2002, average securities totaled $17.6 billion, or 13.2% higher than the average balance for the second quarter of 2001.

          The annualized FTE yield on the average total securities portfolio for the first six months of 2002 was 6.45%, a decrease of 76 basis points from the yield earned in the first six months of 2001. This decrease in yield resulted principally from the lower interest rate environment, which resulted in cash flows from the maturity of higher yielding securities, callable bonds and prepayments of mortgage backed securities during 2001 being reinvested at lower interest rates during 2002.

Other Interest Earning Assets

          Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $248.2 million at June 30, 2002, an increase of $2.2 million, or .9%, compared to December 31, 2001. Interest-bearing deposits with banks decreased $32.4 million, or 28.3%, compared to December 31, 2001. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets for the first six months of 2002 was 2.02%, a decrease from the 4.95% earned during the first six months of 2001. The decrease in the yield on other interest-earning assets is principally the result of the decline in the average Federal funds rate from 4.96% for the first six months of 2001 to 1.74% for the first six months of 2002.

Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $1.1 billion from December 31, 2001, to June 30, 2002. The increase resulted primarily from goodwill, which increased $577.4 million due to acquisitions of AREA, MidAmerica and CRC; increased core deposit and other intangibles, which grew $65.1 million because of the aforementioned acquisitions; and higher capitalized mortgage servicing rights, which increased $36.6 million.

BB&T Corporation          Page 21          Second Quarter 2002 10-Q

Deposits

          Deposits at June 30, 2002, totaled $50.9 billion, an increase of $6.2 billion, or 13.8%, from December 31, 2001. The purchase acquisitions of AREA and MidAmerica generated $3.2 billion of the increase. Average deposits for the first six months of 2002 increased $3.8 billion, or 8.6%, compared to the first six months of 2001. The categories of deposits with the highest average rates of growth in 2002 compared to 2001 were: money rate savings accounts, including investor deposit accounts, which increased $2.1 billion, or 17.5%, and noninterest-bearing deposits, which increased $857.5 million, or 14.4%. The growth realized in these deposit categories was partially offset by a decline of $61.6 million, or 1.8%, in average savings and interest checking.

          For the second quarter, average deposits increased $4.8 billion, or 10.8%. Average total transaction accounts, which include noninterest-bearing deposits, savings, interest checking and money rate savings, totaled $25.3 billion for the second quarter, an increase of $3.4 billion, or 15.8%, compared to the second quarter of 2001. Average time deposits for the second quarter totaled $24.0 billion, an increase of $1.4 billion, or 6.1%, compared to the second quarter of 2001.

          The growth in average deposits for 2002 includes the effect of deposits acquired in purchase accounting transactions completed during the last six months of 2001 and the first six months of 2002. The purchase of AREA and MidAmerica in the first quarter of 2002 resulted in the addition of $2.1 billion and $1.1 billion in deposits, respectively. During the last six months of 2001, the purchase of CFBC added $428.4 million in deposits. Growth rates for noninterest-bearing deposits are also affected by an official check outsourcing program, which has improved fee income, but reduced the balance of noninterest-bearing deposits. Excluding the effects of purchase accounting transactions and official check outsourcing, average deposits for the six months ended June 30, 2002, would have increased 2.4% compared to the same time period of 2001. Excluding the effects of purchase accounting, transaction account deposits increased 8.0% compared to the six months ended June 30, 2001, and certificate accounts and other time deposits would have decreased 2.9%. For the second quarter of 2002, total average deposits, excluding the effects of purchase accounting transactions and official check outsourcing, increased 1.8% compared to the second quarter of 2001.

          The annualized average rate paid on total interest-bearing deposits during the first six months of 2002 was 2.57%, a decrease of 207 basis points compared to 2001. The decrease in the average rate paid resulted from the lower interest rate environment that has existed during 2002 compared to 2001, which included the previously discussed 322 basis point decrease in the average Federal funds rate.

Other Borrowings

          At June 30, 2002, short-term borrowed funds totaled $4.9 billion, a decrease of $1.7 billion, or 25.8%, compared to December 31, 2001. For the second quarter of 2002, average short-term borrowed funds totaled $5.8 billion, an increase of $219.0 million, or 3.9%, from the comparable period of 2001. For the six months ended June 30, 2002, average short-term borrowed funds totaled $5.9 billion, a decrease of $224.7 million, or 3.7%, compared to the first six months of 2001. The average annualized rate paid on short-term borrowed funds was 1.82% for the first six months of 2002, a decrease of 305 basis points from the average rate of 4.87% paid in the comparable period of 2001. This decrease in the cost of short-term borrowed funds resulted from the lower interest rate environment that has existed during 2002 compared to 2001, which included a 322 basis point decrease in the average Federal funds rate.

BB&T Corporation          Page 22          Second Quarter 2002 10-Q

          Long-term debt consists primarily of Federal Home Loan Bank advances, medium term bank notes and corporate subordinated debt. These borrowings provide BB&T with the flexibility to structure borrowings in a manner that aids in the management of interest rate risk and liquidity. Long-term debt totaled $11.0 billion at June 30, 2002, a decrease of $741.6 million, or 6.3%, from the balance at December 31, 2001. For the second quarter of 2002, average long-term debt totaled $11.3 billion, an increase of $308.3 million, or 2.8%, compared to the second quarter of 2001. For the six months ended June 30, 2002, total average long-term borrowed funds were $11.4 billion, an increase of $705.5 million, or 6.6%, compared to the first six months of 2001. Long-term debt has been utilized for a variety of funding needs, including the repurchase of common stock. The average annualized rate paid on long-term borrowed funds was 5.21% for the first six months of 2002, a decrease of 49 basis points from the average rate of 5.70% paid for the first six months of 2001.

Asset Quality

          Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $400.1 million at June 30, 2002, compared to $373.6 million at December 31, 2001. Nonperforming assets, as a percentage of loan-related assets, were .79% at both June 30, 2002, and December 31, 2001. Loans 90 days or more past due and still accruing interest totaled $98.1 million at June 30, 2002, compared to $101.8 million at year-end 2001.

          BB&T’s net charge-offs totaled $58.1 million for the second quarter and amounted to ..46% of average loans and leases, on an annualized basis, compared to $49.9 million, or .43% of average loans and leases, on an annualized basis, in the corresponding period in 2001. For the six months ended June 30, 2002, net charge-offs totaled $114.3 million, or .47% of average loans and leases, compared to $78.8 million, or .35% of average loans and leases, in 2001.

          While the slowdown in the economy has resulted in increases in nonperforming assets and net charge-offs during the second quarter, BB&T’s lending strategy, which focuses on relationship-based lending within our markets and smaller individual loan balances, continues to produce superior credit quality in good and bad economic times. BB&T’s asset quality, as measured by relative levels of nonperforming assets and net charge-offs, has remained approximately half that of published industry averages and demonstrated improvement compared to the first quarter of 2002.

BB&T Corporation          Page 23          Second Quarter 2002 10-Q

          The allowance for loan and lease losses was $706.4 million, or 1.40% of loans and leases, at June 30, 2002, compared to $644.4 million, or 1.36% of loans and leases, at December 31, 2001. The increase in the allowance as a percentage of loans and leases reflects higher provisions for loan and lease losses in view of the economic slowdown and resulting higher nonperforming assets and net charge-offs.

          The provision for loan and lease losses for the second quarter of 2002 was $58.5 million, compared to $48.8 million in the comparable quarter of 2001. For the six months, the provision for loan and lease losses totaled $115.0 million compared to $90.8 million in 2001. The increased provision during 2002 was necessary to cover higher net charge-offs and to maintain the allowance at a level considered adequate to absorb losses inherent in the loan portfolio at the balance sheet date.

BB&T Corporation          Page 24          Second Quarter 2002 10-Q

          Asset quality statistics for the last five calendar quarters are presented in the accompanying table.

ASSET QUALITY ANALYSIS
(Dollars in thousands)

	For the Three Months Ended

	6/30/02	3/31/02	12/31/01	9/30/01	6/30/01

Allowance For Loan & Lease Losses
Beginning balance	$705,905	$644,418	$634,552	610,171	$601,788
Allowance for acquired loans, net	136	61,177	9,047	--	9,470
Provision for loan and lease losses	58,500	56,500	65,000	68,500	48,798
Net charge-offs	(58,095)	(56,190)	(64,181)	(44,119)	(49,885)

Ending balance	$706,446	705,905	$644,418	634,552	$610,171

Risk Assets
Nonaccrual loans and leases	$335,287	354,916	$316,607	266,384	$244,711
Foreclosed real estate	49,009	46,687	39,106	34,601	27,725
Other foreclosed property	15,803	20,734	17,858	17,733	20,494
Restructured loans	--	--	--	183	521

Total nonperforming assets	$400,099	422,337	$373,571	318,901	$293,451

Loans 90 days or more past due
and still accruing	$98,143	$100,962	$101,778	93,968	$84,399

Asset Quality Ratios
Nonaccrual loans and leases as a
percentage of total loans and leases*	.66%		.71%		.67%		.57%		.52%
Total nonperforming assets as a percentage of:
Total assets	.52		.56		.53		.45		.43
Loans and leases plus foreclosed property*	.79		.84		.79		.68		.62
Annualized net charge-offs as a percentage of
average loans and leases*	.46		.48		.54		.37		.43
Allowance for loan and lease losses as a
percentage of loans and leases*	1.40		1.41		1.36		1.35		1.30
Ratio of allowance for loan and lease losses to:
Annualized net charge-offs	3.03	x	3.10	x	2.53	x	3.63	x	3.05	x
Nonaccrual and restructured loans and leases	2.11		1.99		2.04		2.38		2.49

*All items referring to loans and leases include loans held for sale and are net of unearned income.

Back to Index

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

BB&T Corporation          Page 25          Second Quarter 2002 10-Q

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

BB&T Corporation          Page 26          Second Quarter 2002 10-Q

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

Interest Sensitivity Simulation Analysis
June 30, 2002

Interest
Rate		Annualized
Scenario		Hypothetical
		Percentage
Linear		Change in
Change in	Prime	Net Interest
Prime Rate	Rate	Income

+3.00%	7.75%	2.92%
+1.50	6.25	1.39
-1.50	3.25	-2.98
-3.00	1.75	-3.99

Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income, using the most likely interest rate scenario, of 3% for a 150 basis point parallel change in interest rates over six months and 6% for a 300 basis point change over 12 months. It is management’s ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At June 30, 2002, the sensitivity of BB&T’s net interest income to changes in interest rates was within the guidelines established by management, as illustrated in the accompanying table.

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

BB&T Corporation          Page 27          Second Quarter 2002 10-Q

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with “investment grade” credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure at June 30, 2002 was not material.

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. On June 30, 2002, BB&T had derivative financial instruments outstanding with notional amounts totaling $5.8 billion. The estimated fair value of open contracts reflected net unrealized gains of $40.8 million at June 30, 2002.

          The following table sets forth certain information concerning BB&T’s derivative financial instruments at June 30, 2002:

Derivative Financial Instruments
June 30, 2002
(Dollars in thousands)

		Average	Average
	Notional	Receive	Pay	Estimated
Type	Amount	Rate	Rate	Fair Value

Receive fixed swaps	$2,093,872	4.31%	0.80%	$40,750
Pay fixed swaps	267,839	1.77	4.93	(4,862)
Caps, floors & collars	1,317,550	--	--	20,852
Foreign exchange contracts	148,806	--	--	294
Forward contracts and futures	1,450,651	--	--	(15,350)
Interest rate lock commitments	364,234	--	--	--
Options on contracts purchased	145,000	--	--	(836)

Total	$5,787,952			$40,848

Back to Index

CAPITAL ADEQUACY AND RESOURCES

          The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T’s principal goals related to capital management are to provide an adequate return to shareholders while retaining a sufficient base to support future growth and comply with all regulatory standards.

BB&T Corporation          Page 28          Second Quarter 2002 10-Q

          Total shareholders’ equity was $7.1 billion at June 30, 2002, and $6.2 billion at December 31, 2001. BB&T’s book value per common share at June 30, 2002 was $14.99 compared to $13.50 at December 31, 2001.

          Financial holding companies and their subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Risk-based capital ratios measure capital as a percentage of balance sheet risk. The risk-weighted values of balance sheet items are determined in accordance with risk factors specified by Federal regulatory pronouncements.

          Tier 1 capital (total shareholders’ equity excluding unrealized gains or losses on debt securities available for sale and unrealized gains or losses on cash flow hedges, net of tax effects, plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets) is required to be at least 4% of risk-weighted assets, and total capital (Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier 1 capital.

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

          BB&T’s capital ratios at the end of the last five quarters are presented in the accompanying table:

CAPITAL RATIOS

	2002		2001

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Risk-based capital ratios:
Tier 1 capital	9.7%	9.9%	9.8%	9.6%	9.7%
Total capital	12.8	13.3	13.3	13.2	12.0
Tier 1 leverage ratio	7.3	7.7	7.2	7.1	7.2

BB&T Corporation          Page 29          Second Quarter 2002 10-Q

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Net income for the second quarter of 2002 totaled $328.0 million, an increase of 38.2% compared to the $237.2 million earned during the comparable quarter of 2001. On a diluted per share basis, earnings for the three months ended June 30, 2002, were $.68, compared to $.52 for the same period in 2001, an increase of 30.8%. BB&T’s operating results for the second quarter of 2002 produced an annualized return on average assets of 1.74% and an annualized return on average shareholders’ equity of 18.38% compared to prior year ratios of 1.40% and 16.81%, respectively.

          Net income for the six months ended June 30, 2002, totaled $637.6 million, an increase of $163.9 million, or 34.6%, compared to the $473.7 million earned during the comparable period of 2001. On a diluted per share basis, earnings for the six months ended June 30, 2002, were $1.34 compared to $1.03 for the same period in 2001, an increase of 30.1%. BB&T’s operating results for the first six months of 2002 produced an annualized return on average assets of 1.75% and an annualized return on average shareholders’ equity of 18.87% compared to prior year ratios of 1.41% and 17.14%, respectively.

          The following table sets forth selected financial ratios for the last five calendar quarters:

PROFITABILITY MEASURES

	2002		2001

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Return on average assets	1.74%	1.76%	1.56%	1.27%	1.40%
Return on average equity	18.38	19.41	17.93	14.92	16.81
Net interest margin	4.27	4.26	4.20	4.18	4.16

          BB&T recorded certain merger-related and restructuring costs during both 2002 and 2001. For the second quarter of 2002, BB&T recorded $1.1 million in net after-tax charges primarily associated with the mergers of AREA and MidAmerica, as well as systems conversion costs related to other mergers. During the second quarter of 2001, BB&T incurred $30.2 million in net after-tax charges primarily associated with the acquisitions of Century South Banks, Inc. (“CSBI”) and F&M National Corporation (“F&M”), and systems conversion costs related to other mergers. Merger-related and restructuring charges typically include, but are not limited to, personnel-related expenses such as staff relocation, severance benefits, early retirement packages and contract settlements; occupancy, furniture and equipment expenses including branch consolidation; and other costs, such as asset write-offs, professional fees, etc.

BB&T Corporation          Page 30          Second Quarter 2002 10-Q

          For the six months ended June 30, 2002, BB&T incurred $10.4 million in net after-tax charges primarily associated with the mergers of AREA, MidAmerica and CFBC, as well as systems conversion costs related to other mergers. For the six months ended June 30, 2001, BB&T incurred $55.1 million in net after-tax charges primarily associated with the mergers of FCNB Corp. (“FCNB”), CSBI and F&M, and systems conversion costs related to other mergers. Additionally, during the first quarter of 2002, BB&T recorded a $9.8 million gain resulting from the implementation of SFAS No. 141, which required any existing negative goodwill to be recognized as income effective January 1, 2002. This gain is classified separately as a cumulative effect of a change in accounting principle.

Merger-Related and Restructuring Charges

          During the second quarter of 2002, BB&T recorded pre-tax merger-related and restructuring charges of $1.6 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. These expenses were recorded in connection with the second quarter conversion of CFBC, as well as first quarter acquisitions of AREA and MidAmerica. For the six months ended 2002, BB&T recorded pre-tax merger-related and restructuring charges of $16.2 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses.

          During the second quarter of 2001, in connection with the acquisitions of CSBI and F&M, the Company recorded pre-tax merger-related and restructuring charges of $54.2 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. For the six months ended 2001, BB&T recorded $108.0 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. In addition, a provision for loan and lease losses totaling $4.5 million for the second quarter of 2001, and $13.4 million for the first six months of 2001, was recorded to conform the acquired entities’ credit policies to those of BB&T, including underwriting and risk rating standards, charge-offs, past due and nonaccrual loans, as well as to reflect impending changes in the management of the acquired institutions’ problem loans.

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

Summary of Merger-Related and Restructuring Charges
(Dollars in thousands)

	For the Six Months Ended June 30,

	2002	2001

Severance and personnel-related costs	$860	$26,923
Occupancy and equipment charges	5,379	23,214
Marketing and public relations	5,716	3,501
Systems conversions, asset write-offs,
conforming policies and other	4,218	54,409

Total	$16,173	$108,047

BB&T Corporation          Page 31          Second Quarter 2002 10-Q

          Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with the termination of employees primarily in corporate support and data processing functions.

          Occupancy and equipment charges represent merger-related costs associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment. Systems conversions and related charges included expenses necessary to convert and combine the acquired branches and operations of merged companies. Marketing and public relations represented direct media advertising relative to the acquisitions and local charitable contributions that were required by the merger agreements. The other merger-related charges are composed of asset and inventory write-offs, which are primarily composed of unreconcilable differences in an acquired institution’s accounts or unreconcilable differences identified during systems conversions, litigation accruals, costs to conform an acquired institution’s accounting policies, and other similar charges.

          In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The following tables present a summary of activity with respect to BB&T’s merger and restructuring accruals related to the mergers listed above, with the more significant mergers (One Valley Bancorp, Inc. and F&M National Corporation) presented separately. These tables include costs reflected as expenses, as presented in the table above, and accruals recorded through purchase accounting adjustments.

Summary of Merger-Related and Restructuring Accrual Activity
(Dollars in thousands)

	One Valley Bancorp, Inc.

	Balance		Balance		Balance
	December 31,	Utilized in	December 31,	Utilized in	June 30,
	2000	2001	2001	2002	2002

Severance and personnel-related charges	$3,719	$3,719	$--	$--	$--
Occupancy and equipment charges	4,737	97	4,640	3,821	819
Systems conversions and related charges	128	117	11	11	--
Other merger-related charges	10,009	10,009	--	--	--

Total	$18,593	$13,942	$4,651	$3,832	$819

          The remaining accrual at June 30, 2002 for One Valley Bancorp, Inc. related primarily to costs to exit certain leases and to dispose of excess facilities and equipment. This liability will be utilized in the future upon termination of the various leases and sale of duplicate property.

BB&T Corporation          Page 32          Second Quarter 2002 10-Q

	F&M National Corporation

			Balance			Balance
	Additions in	Utilized in	December 31,	Additions in	Utilized in	June 30,
	2001	2001	2001	2002	2002	2002

Severance and personnel-related charges	$15,830	$4,775	$11,055	$--	$8,939	$2,116
Occupancy and equipment charges	20,455	9,463	10,992	--	57	10,935
Systems conversions and related charges	5,165	790	4,375	2,800	7,175	--
Other merger-related charges	11,099	7,989	3,110	--	1,227	1,883

Total	$52,549	$23,017	$29,532	$2,800	$17,398	$14,934

          The liabilities associated with F&M National Corporation are expected to be substantially utilized during 2002 in connection with the systems conversion.

          Activity with respect to the merger and restructuring accruals for all other mergers, which are discussed above, is presented in the accompanying table:

	All Other Merger Activity

	Balance			Balance			Balance
	December 31,	Additions in	Utilized in	December 31,	Additions in	Utilized in	June 30,
	2000	2001	2001	2001	2002	2002	2002

Severance and personnel-related charges	$9,317	$33,956	$22,957	$20,316	$16,662	$9,142	$27,836
Occupancy and equipment charges	16,602	18,513	13,685	21,431	29,266	16,630	34,067
Systems conversions and related charges	3,601	11,936	8,583	6,953	8,378	5,548	9,783
Other merger-related charges	7,711	16,238	11,948	12,000	10,381	9,395	12,986

Total	$37,231	$80,643	$57,173	$60,700	$64,687	$40,715	$84,672

          The liabilities for severance and personnel-related costs relate to severance liabilities that will be paid out based on such factors as expected termination dates, the provisions of employment contracts and the terms of BB&T’s severance plans. The remaining occupancy and equipment accruals relate to costs to exit certain leases and to dispose of excess facilities and equipment. This liability will be utilized upon termination of the various leases and sale of duplicate property. The liabilities associated with systems conversions relate to termination penalties on contracts with information technology service providers. These liabilities will be utilized as the contracts are paid out and expire. The other merger-related liabilities relate to asset and inventory write-offs, litigation accruals, accruals to conform the accounting policies of an acquired institution with those of BB&T and other similar charges.

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

BB&T Corporation          Page 33          Second Quarter 2002 10-Q

Net Interest Income and Net Interest Margin

          Net interest income on a fully taxable equivalent (“FTE”) basis was $727.3 million for the second quarter of 2002 compared to $647.9 million for the same period in 2001, an increase of $79.4 million, or 12.3%. For the three months ended June 30, 2002, average earning assets increased $5.8 billion, or 9.3%, compared to the same period of 2001, while average interest-bearing liabilities increased by $4.3 billion, or 7.9%, and the net interest margin increased from 4.16% in the second quarter of 2001 to 4.27% in the current quarter. The eleven basis point increase in the net interest margin resulted because the average cost of funds decreasing faster than yields earned on interest-earning assets. The average cost of funds in the second quarter of 2002 decreased 170 basis points compared to the first quarter of 2001, while the average yield earned on interest-earning assets decreased 142 basis points, increasing the interest rate spread by 28 basis points.

          For the six months ended June 30, 2002, net interest income on an FTE basis was $1.4 billion compared to $1.3 billion for the same period in 2001, an increase of $130.3 million, or 10.2%. Average interest earning assets for the six months ended June 30, 2002, increased $4.5 billion, or 7.3%, while interest-bearing liabilities increased $3.4 billion, or 6.2%, compared to the first six months of 2001. The net interest margin for the six months ended June 30, 2002, was 4.26%, up from 4.15% in the first six months of 2001. The increase resulted principally from the same factors that affected the quarterly comparison described above.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the second quarter and first six months of 2002 compared to the same periods in 2001, and the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation          Page 34          Second Quarter 2002 10-Q

Net Interest Income and Rate / Volume Analysis
For the Three Months Ended June 30, 2002 and 2001

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

Fully Taxable Equivalent - (Dollars in thousands)	2002	2001	2002	2001	2002	2001	(Decrease)	Rate (6)	Volume (6)

Assets
Securities (1):
U.S. Treasury, government and other (5)	$16,622,342	$14,472,035	6.23	7.15	$258,759	$258,775	$(16)	$(35,708)	$35,692
States and political subdivisions	971,263	1,070,103	7.45	7.32	18,078	19,581	(1,503)	327	(1,830)

Total securities (5)	17,593,605	15,542,138	6.29	7.16	276,837	278,356	(1,519)	(35,381)	33,862
Other earning assets (2)	354,745	453,386	1.76	4.41	1,554	4,988	(3,434)	(2,522)	(912)
Loans and leases, net
of unearned income (1)(3)(4)(5)	50,265,129	46,415,430	7.03	8.62	881,084	998,077	(116,993)	(195,034)	78,041

Total earning assets	68,213,479	62,410,954	6.81	8.23	1,159,475	1,281,421	(121,946)	(232,937)	110,991

Non-earning assets	7,324,507	5,676,265

Total assets	$75,537,986	$68,087,219

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$3,568,247	$3,398,441	0.76	1.56	6,746	13,213	(6,467)	(7,097)	630
Money rate savings	14,617,809	12,371,408	1.13	2.78	41,191	85,668	(44,477)	(57,870)	13,393
Certificates of deposit and other time deposits	24,007,049	22,628,040	3.51	5.73	210,250	322,980	(112,730)	(131,377)	18,647

Total interest-bearing deposits	42,193,105	38,397,889	2.45	4.41	258,187	421,861	(163,674)	(196,344)	32,670
Short-term borrowed funds	5,791,792	5,572,755	1.84	4.19	26,540	58,251	(31,711)	(33,916)	2,205
Long-term debt	11,283,857	10,975,583	5.24	5.60	147,442	153,438	(5,996)	(9,940)	3,944

Total interest-bearing liabilities	59,268,754	54,946,227	2.92	4.62	432,169	633,550	(201,381)	(240,200)	38,819

Noninterest-bearing deposits	7,151,674	6,119,524
Other liabilities	1,960,958	1,361,903
Shareholders' equity	7,156,600	5,659,565

Total liabilities and
shareholders' equity	$75,537,986	$68,087,219

Average interest rate spread			3.89	3.61
Net yield on earning assets			4.27%	4.16%	$727,306	$647,871	$79,435	$7,263	$72,172

Taxable equivalent adjustment					$37,210	$53,404

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Changes in interest income and expense attributable to both changes in interest rates and changes in volumes are allocated proportionately.

BB&T Corporation          Page 35          Second Quarter 2002 10-Q

Net Interest Income and Rate / Volume Analysis
For the Six Months Ended June 30, 2002 and 2001

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

Fully Taxable Equivalent - (Dollars in thousands)	2002	2001	2002	2001	2002	2001	(Decrease)	Rate (6)	Volume (6)

Assets
Securities (1):
U.S. Treasury, government and other (5)	$16,061,776	$14,556,605	6.38	7.20	$512,583	$524,022	$(11,439)	$(62,177)	$50,738
States and political subdivisions	978,860	1,085,239	7.47	7.30	36,580	39,590	(3,010)	914	(3,924)

Total securities (5)	17,040,636	15,641,844	6.45	7.21	549,163	563,612	(14,449)	(61,263)	46,814
Other earning assets (2)	404,904	466,111	2.02	4.95	4,047	11,443	(7,396)	(6,055)	(1,341)
Loans and leases, net
of unearned income (1)(3)(4)(5)	49,055,889	45,860,658	7.08	8.90	1,725,888	2,026,866	(300,978)	(434,867)	133,889

Total earning assets	66,501,429	61,968,613	6.89	8.44	2,279,098	2,601,921	(322,823)	(502,186)	179,363

Non-earning assets	7,019,610	5,555,818

Total assets	$73,521,039	$67,524,431

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$3,385,771	$3,447,388	0.78	1.70	13,129	29,129	(16,000)	(15,488)	(512)
Money rate savings	14,171,994	12,065,884	1.13	3.14	79,660	187,850	(108,190)	(136,484)	28,294
Certificates of deposit and other time deposits	23,146,738	22,293,957	3.70	5.90	425,000	652,349	(227,349)	(251,437)	24,088

Total interest-bearing deposits	40,704,503	37,807,229	2.57	4.64	517,789	869,328	(351,539)	(403,409)	51,870
Short-term borrowed funds	5,860,857	6,085,596	1.82	4.87	52,989	146,951	(93,962)	(88,724)	(5,238)
Long-term debt	11,427,259	10,721,715	5.21	5.70	295,752	303,366	(7,614)	(26,836)	19,222

Total interest-bearing liabilities	57,992,619	54,614,540	3.01	4.87	866,530	1,319,645	(453,115)	(518,969)	65,854

Noninterest-bearing deposits	6,826,917	5,969,416
Other liabilities	1,886,762	1,366,639
Shareholders' equity	6,814,741	5,573,836

Total liabilities and
shareholders' equity	$73,521,039	$67,524,431

Average interest rate spread			3.88	3.57
Net yield on earning assets			4.26%	4.15%	$1,412,568	$1,282,276	$130,292	$16,784	$113,508

Taxable equivalent adjustment					$75,200	$102,355

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Changes in interest income and expense attributable to both changes in interest rates and changes in volumes are allocated proportionately.

BB&T Corporation          Page 36          Second Quarter 2002 10-Q

Noninterest Income

          Noninterest income for the three months ended June 30, 2002, was $404.1 million compared to $346.7 million for the same period in 2001, an increase of $57.4 million, or 16.6%. Noninterest income increased primarily due to substantial growth in insurance commissions from BB&T’s agency network, growth in service charges on deposits, and higher investment banking and brokerage fees and commissions. For the six months ended June 30, 2002, noninterest income was $778.8 million, an increase of $100.1 million, or 14.8%, compared to the same period in 2001. The increase in noninterest income for the period ended June 30, 2002, resulted primarily from higher mortgage banking income, growth in service charges on deposits, growth in insurance commissions from BB&T’s agency network, and higher investment banking and brokerage fees and commissions.

          Service charges on deposits totaled $101.5 million for the second quarter of 2002, an increase of $13.5 million, or 15.3%, compared to the second quarter of 2001. For the first six months of 2002, service charges on deposits totaled $191.6 million, an increase of $24.2 million, or 14.4%, compared to the first six months of 2001. The largest components of the growth within service charges on deposits in the 2002 period were NSF and overdraft charges on personal accounts and account analysis fees on commercial accounts, which contributed $4.3 million and $4.4 million, respectively, to the increase in the second quarter of 2002 compared to 2001. MidAmerica was acquired and accounted for as a purchase on March 8, 2002, which contributed $2.6 million to the increase in service charges on deposits in the second quarter of 2002 compared to the prior year quarter. Additionally, AREA was acquired and accounted for as a purchase on March 20, 2002, which contributed $3.6 million. The 14.4% increase in service charges on deposits for the six months of 2002 was driven primarily by the same factors that affected quarterly growth.

          Trust income totaled $24.2 million for the current quarter, an increase of $.3 million, or 1.1%, compared to the same period a year ago. For the six months, trust income totaled $47.3 million, a decrease of $1.7 million, or 3.4%, compared to the same period in 2001. The decrease in trust income for the first half of 2002 is due primarily to a decline in the value of trust assets under management, which was the result of the significant decline in the overall market value of equity securities held in trust. Assets under management totaled $20.4 billion at June 30, 2002, up from $15.5 billion at June 30, 2001. The increase in trust assets under management reflects trust assets at companies acquired through purchase accounting, which offset the declines in market value previously discussed. Through the acquisitions of AREA and MidAmerica, BB&T acquired trust assets totaling $1.8 million.

          Investment banking and brokerage fees and commissions totaled $56.0 million during the second quarter of 2002, an increase of $13.1 million, or 30.6%, compared to the second quarter of 2001. For the six months, investment banking and brokerage fees and commissions totaled $108.9 million, an increase of $22.3 million, or 25.8%, compared to the same period in 2001. The increase in this category of revenue for the second quarter and the six month period of 2002 resulted primarily from growth in revenues at Edgar M. Norris & Co. and Scott & Stringfellow, which collectively contributed $9.2 million of the increase. Also, growth in revenues from fixed income underwriting fees and higher trading and retail brokerage fees contributed to the increase.

BB&T Corporation          Page 37          Second Quarter 2002 10-Q

          Agency insurance commissions totaled $74.1 million for the second quarter of 2002, an increase of $29.0 million, or 64.4%, compared to the same three-month period of 2001. For the six months, agency insurance commissions totaled $137.9 million, an increase of $50.9 million, or 58.6%, compared to the same period in 2001. The purchase of Cooney, Rikard & Curtin, Inc. (“CRC”), a wholesale insurance broker, in January 2002 contributed $19.8 million in revenue growth for the second quarter and $32.9 million for the first six months of 2002. In addition, other agencies were acquired in the last half of 2001 and first half of 2002 which added $3.9 million in revenues in the second quarter of 2002 and $7.8 million for the first six months of 2002. Finally, property and casualty insurance commissions increased $7.1 million and group health insurance commissions increased $1.8 million. The 58.6% increase in agency insurance commissions for the six months of 2002 was driven by the same factors that affected quarterly growth.

          Income from mortgage banking activities totaled $44.0 million for the second quarter of 2002, a decrease of $7.5 million, or 14.6%, compared to the same period of 2001. For the current quarter, servicing fee income increased $8.4 million; origination fees on loans sold increased $6.5 million; and gains from loan sales decreased $1.2 million compared to the second quarter of 2001. These increases were offset by a $15.8 million valuation allowance recorded to reduce the value of BB&T’s capitalized mortgage servicing rights as a result of the declining interest rate environment. In comparison, in the second quarter of 2001, a reversal of $5.9 million in previously recorded mortgage servicing rights valucation allowances were recorded due to increased mortgage rates. For the first six months of 2002, income from mortgage banking activities totaled $94.5 million, an increase of $36.9 million, or 63.9%, compared to the same period in 2001. The increase in year-to-date mortgage banking income resulted from higher mortgage loan originations in 2002, which have resulted from the lower interest rate environment. For the six months ended 2002, a $25.5 million valuation allowance was provided, reducing mortgage income, compared to a valuation allowance of $29.1 million recorded during the first half of 2001. During the first six months of 2002, BB&T has originated $5.1 billion of mortgage loans, compared to $4.5 billion in the same period of 2001.

          Other nondeposit fees and commissions totaled $52.5 million for the second quarter of 2002, an increase of $4.7 million, or 9.9%, compared to the three months ended June 30, 2001. For the six months, other nondeposit fees and commissions totaled $96.6 million, an increase of $4.4 million, or 4.8%, compared to the same period in 2001. The principal drivers of the increase were check card interchange fees, which increased $1.6 million; an increase in bankcard income of $1.1 million; business check card interchange fee income, which contributed $.6 million. Additionally, the purchase of AREA and MidAmerica contributed $2.0 million and $2.2 million, respectively, to the growth in other nondeposit fees and commissions. The higher nondeposit fees and commissions were offset by a decrease in income from the outsourcing of official checks, which declined $2.4 million for the quarter. The 4.8% increase in other nondeposit fees and commissions for the six months of 2002 was primarily driven by the same factors that affected quarterly growth.

BB&T Corporation          Page 38          Second Quarter 2002 10-Q

          Securities gains totaled $19.7 million for the second quarter of 2002, an increase of $3.0 million, or 18.2%, compared with the same period one year ago. For the six months ended June 30, 2002 and 2001, securities gains totaled $33.1 million and $89.3 million, respectively. In the first six months of 2001, BB&T realized a pretax gain of $82.4 million on an investment in an electronic transaction processing company. Excluding the gain, securities gains for the six months ended 2001 would have been $6.9 million.

          Other income totaled $28.2 million for the second quarter of 2002, an increase of $.8 million, or 3.0%, compared with the same period one year ago. The more significant components of this increase were income from bank owned life insurance, which increased $5.2 million, and a decrease in income from the amortization of negative goodwill, which decreased $1.6 million. For the six months ended 2002 and 2001, other income totaled $61.3 million and $43.0 million, respectively. During the six months, income from bank owned life insurance increased $10.9 million, and a $5.8 million gain for stock received from the demutualization of Principal Financial Group was recognized.

Noninterest Expense

          Noninterest expenses totaled $576.9 million for the second quarter of 2002 compared to $563.8 million for the same period a year ago, an increase of $13.0 million, or 2.3%. Noninterest expense for the second quarter of 2002 includes $1.6 million of pretax merger-related and restructuring expenses principally associated with the mergers of CFBC, AREA and MidAmerica. For the six months ended June 30, 2002, noninterest expenses totaled $1.1 billion, an increase of $22.8 million, or 2.1%, over the same period one year ago. Noninterest expense for the six months of 2002 includes $16.2 million of pretax merger-related and restructuring expenses.

          Personnel expense, the largest component of noninterest expense, was $319.6 million for the second quarter of 2002 compared to $282.5 million for the same period in 2001, an increase of $37.1 million, or 13.1%. This increase was primarily the result of the effect of purchase acquisitions, which added costs of $11.0 million, $7.5 million and $10.2 million for the acquisitions of CRC, MidAmerica and AREA, respectively. Additionally, employee investment incentive compensation increased $6.3 million and flex fringe benefit expense increased $4.6 million. These increases in personnel expense were partially offset by a decrease of $2.7 million in annual performance expense. For the six months, personnel expense totaled $624.5 million, an increase of $67.7 million, or 12.2%, compared to 2001. The increase resulted from the same factors that produced the second quarter increase.

          Occupancy and equipment expense for the three months ended June 30, 2002, totaled $84.7 million, an increase of $9.6 million, or 12.8%, compared to 2001. The increase was the result of an increase in communications equipment expense and information technology equipment expense of $2.5 million and rent on buildings and premises in the amount of $3.4 million. Additionally, the purchase acquisitions of MidAmerica and AREA resulted in added costs of $1.8 million and $2.5 million, respectively. For the six months, occupancy and equipment expense totaled $168.1 million, an increase of $17.9 million, or 11.9%, compared to 2001. This increase was created by similar growth in the same categories that produced the quarterly increase.

BB&T Corporation          Page 39          Second Quarter 2002 10-Q

          The amortization of goodwill and other intangible assets totaled $6.3 million for the three months ended June 30, 2002, a decrease of $12.1 million, or 66.0%, from the amount incurred in the second quarter of 2001. For the first six months of 2002, amortization of goodwill and other intangible assets totaled $10.6 million, a decrease of $25.7 million, or 70.8%, compared to 2001. This decrease is due to the adoption of SFAS No. 142, which ended the amortization of goodwill effective July 1, 2001.

          Other noninterest expenses for the second quarter of 2002 totaled $164.7 million, an increase of $31.1 million, or 23.2%, compared to 2001. This increase is due to the acquisitions of CRC, MidAmerica, and AREA, consummated using purchase accounting, added $1.8 million, $3.1 million, and $6.3 million, respectively. Additionally, the amortization of mortgage servicing rights increased $8.8 million; data processing software expense increased $3.5 million; and loan and lease expense increased $3.9 million. For the first six months of 2002, other noninterest expenses totaled $305.7 million, an increase of $54.8 million, or 21.8%, compared with 2001.

Provision for Income Taxes

          The provision for income taxes totaled $130.9 million for the second quarter of 2001, an increase of $39.6 million, or 43.4%, compared to the second quarter of 2001. For the first six months of 2002, the provision for income taxes totaled $248.2 million, an increase of $56.5 million, or 29.5%, compared to 2001. BB&T’s effective income tax rates were 28.5% and 27.8% for the three months ended June 30, 2002 and 2001, respectively, and 28.3% and 28.8% for the six months of 2002 and 2001, respectively.

          During the last three years, BB&T entered into option contracts which legally transferred part of the responsibility for the future residual management of certain leveraged lease investments including the future remarketing or re-leasing of these assets to a wholly-owned subsidiary in a foreign jurisdiction having a lower income tax rate, thereby lowering the effective income tax rate applicable to these lease investments. These option contracts provide that the foreign subsidiary may purchase the lease investments at expiration of the existing leveraged leases for a fixed price. As a result, a portion of the residual value included in the consolidated leveraged lease analysis should be taxed at a lower tax rate than originally anticipated, resulting in a change in the total net income from the lease. In accordance with SFAS No. 13, “Accounting for Leases”, the net income from the affected leases was recalculated from inception based on the new effective income tax rate. The recalculation had the effect of reducing net interest income and the income tax provision for the first six months of 2002 by $4.9 million and $9.7 million, respectively. BB&T intends to permanently reinvest the earnings of this subsidiary and, therefore, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, deferred income taxes associated with the foreign subsidiary arising from these transactions have not been provided.

BB&T Corporation          Page 40          Second Quarter 2002 10-Q

          BB&T transferred certain securities and real estate secured loans to a wholly owned subsidiary in exchange for additional common equity in the subsidiary. The transaction produced a difference between BB&T’s tax basis in the equity investment in the subsidiary and the assets transferred to the subsidiary, resulting in a net reduction in the income tax provision of $17.4 million for the first six months of 2002.

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

Back to Index

Item 4. Submission of Matters to a Vote of Security Holders

          BB&T held its annual meeting of the shareholders on April 23, 2002, to consider and vote upon the following matters:

(1)	To elect six Directors for three-year terms expiring in 2005. Of shares represented by proxy, votes in favor were 342,319,180; and votes withheld were 5,334,274.

(2)

To ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s Independent Auditors for 2002. Of shares represented by proxy, votes in favor were 337,705,853; votes opposed were 7,933,165; and abstentions were 1,976,575.

Back to Index

BB&T Corporation          Page 41          Second Quarter 2002 10-Q

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT INDEX

Exhibit No.	Description	Location

2(a)	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(b)	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(c)	Agreement and Plan of Reorganization dated as of November 1, 1996 between the Registrant and United Carolina Bancshares Corporation, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

2(d)	Agreement of Plan of Reorganization dated as of October 29, 1997 between the Registrant and Life Bancorp, Inc.	Incorporated herein by reference to Registration No. 33-44183.

2(e)	Agreement and Plan of Reorganization dated as of February 6, 2000 between the Registrant and One Valley Bancorp, Inc.	Incorporated herein by reference to Exhibit 99.1 filed in the Current Report on Form 8-K, dated February 9, 2000

3(a)(i)	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

BB&T Corporation          Page 42          Second Quarter 2002 10-Q

3(a)(ii)	Articles of Amendment of Articles of Incorporation.	Incorporated herein by reference to Exhibit 3(a)(ii) filed in the Annual Report on Form 10-K, filed March 18, 1998

3(b)(i)	Bylaws of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(b) filed in the Annual Report on Form 10-K, filed March 18, 1998

3(b)(ii)	Incorporated herein by reference to Exhibit 3(b)(ii) filed in the Quarterly Report on Form 10-Q, filed May 13, 2002.	Incorporated herein by reference to Exhibit 3(b)(ii) filed in the Quarterly Report on Form 10-Q, filed May 13, 2002.

4(a)	Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant related to Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

4(b)	Rights Agreement dated as of December 17, 1996 between the Registrant and Branch Banking and Trust Company, Rights Agent.	Incorporated herein by reference to Exhibit 1 filed under Form 8-A, filed January 10, 1997.

4(c)	Subordinated Indenture (including Form of Subordinated Debt Security) between the Registrant and State Street Bank and Trust Company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Registration No. 333-02899.

4(d)	Senior Indenture (including Form of Senior Debt Security) between the Registrant and State Street Bank and Trust company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Registration No. 333-02899.

10 (a)*	Death Benefit Only Plan, Dated April 23, 1990, by and between Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration No. 33-33984.

BB&T Corporation          Page 43          Second Quarter 2002 10-Q

10 (b)*	BB&T Corporation Non-Employee Directors' Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K, filed March 17, 1997.

10 (c)*	BB&T Corporation 1994 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Registration No. 33-57865.

10 (d)*	Settlement and Non-Compete Agreement, dated February 28, 1995, by and between the Registrant and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration No. 33-56437.

10 (e)*	Settlement Agreement, Waiver and General Release dated September 19, 1994, by and between the Registrant, Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and Gary E. Carlton.	Incorporated herein by reference to Registration No. 33-56437.

10 (f)	BB&T Corporation 401(k) Savings Plan (restated effective January 1, 2000, and subsequently amended).	Incorporated herein by reference to Exhibit 10(f) filed in the Annual Report on Form 10-K, filed March 16, 2001.

10 (g)*	BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10(g) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10 (h)*	Branch Banking and Trust Company Long-Term Incentive Plan.	Incorporated by reference to the identified exhibit under the Quarterly Report on Form 10-Q, filed May 14, 1991.

BB&T Corporation          Page 44          Second Quarter 2002 10-Q

10 (i)*	Branch Banking and Trust Company Executive Incentive Compensation Plan.	Incorporated by reference to the identified exhibit under the Annual Report on Form 10-K, filed February 22, 1985.

10 (j)*	Southern National Deferred Compensation Plan for Key Executives.	Incorporated herein by reference to Exhibit 10(j) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10 (k)*	BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10(k) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10 (l)*	BB&T Corporation Supplemental Executive Retirement Plan.	Incorporated herein by reference to Exhibit 10(l) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10 (m)*	Settlement and Noncompetition Agreement, dated July 1, 1997, by and between the Registrant and E. Rhone Sasser.	Incorporated herein by reference to Exhibit 10(m) filed in the Annual Report on Form 10-K, filed March 18, 1998.

10 (n)*	BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees (amended and restated effective November 1, 2001).	Incorporated herein by Reference to Exhibit 10 (n) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10 (o)*	Scott & Stringfellow, Inc. Executive and Employee Retention Plan.	Incorporated herein by reference to Registration No. 333-81471.

BB&T Corporation          Page 45          Second Quarter 2002 10-Q

10 (p)*	BB&T Corporation Non-Qualified Defined Contribution Plan (amended and restated November 1, 2001).	Incorporated herein by reference to Exhibit 10 (p) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10 (q)*	BB&T Corporation Amended and Restated 1996 Short-term Incentive Plan.	Incorporated herein by reference to Exhibit 10(q) of the Annual Report on Form 10-K, filed on March 16, 2001.

10 (r)*	Amendment to 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Registration No. 333-36540.

10 (s)*	Employment Agreement dated February 6, 2000, by and between the Registrant and J. Holmes Morrison.	Incorporated herein by reference to Exhibit 10(s) of the Annual Report on Form 10-K, filed on March 16, 2001.

10 (t)	BB&T Corporation Pension Plan (restated effective January 1, 2000, and subsequently amended).	Incorporated herein by reference to Exhibit 10(t) of the Annual Report on Form 10-K, filed on March 16, 2001.

10 (u)*	Amendment to BB&T Corporation Nonqualified Defined Contribution Plan.	Incorporated herein by reference to Exhibit 10(u) of the Annual Report on Form 10-K, filed on March 16, 2001.

10 (v)*	BB&T Corporation Non-Employee Directors' Deferred Compensation and Stock Option Plan (amended and restated effective November 1, 2001).	Incorporated herein by reference to Exhibit 10 (v) filed in the Annual Report on Form 10-K, filed March 15, 2002.

BB&T Corporation          Page 46          Second Quarter 2002 10-Q

10 (w)*	Amendment to the BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees.	Incorporated herein by reference to Exhibit 10(w) of the Annual Report on Form 10-K, filed on March 16, 2001.

10 (x)*	BB&T Corporation Non-Qualified Deferred Compensation Trust (amended and restated effective Incorporated herein by reference to Exhibit November 1, 2001).	10 (x) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10 (y)*	2001 Declaration of Amendment to BB&T Corporation Non-Employee Directors' Deferred Compensation and Stock Option Plan	Incorporated herein by reference to Exhibit 10 (y) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10 (z)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and John A. Allison IV	Incorporated by reference to 10 (z) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10 (aa)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and W. Kendall Chalk	Incorporated by reference to 10 (aa) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10 (ab)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Robert E. Greene	Incorporated by reference to 10 (ab) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10 (ac)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Sherry A. Kellett	Incorporated by reference to 10 (ac) in the Quarterly Report on Form 10-Q filed May 13, 2002.

BB&T Corporation          Page 47          Second Quarter 2002 10-Q

10 (ad)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Kelly S. King	Incorporated by reference to 10 (ad) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10 (ae)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Scott E. Reed	Incorporated by reference to the identified exhibit under the Quarterly Report on Form 10-Q filed May 13, 2002.

10 (af)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Henry G. Williamson, Jr.	Incorporated by reference to 10 (ae) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10 (ag)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and C. Leon Wilson, III	Incorporated by reference to 10 (ag) in the Quarterly Report on Form 10-Q filed May 13, 2002.

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note E.

22	Proxy Statement for the 2002 Annual Meeting of Shareholders.	Incorporated herein by reference to BB&T's Definitive Proxy Statement filed on Schedule 14A on March 21, 2002.

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

* Management compensatory plan or arrangement.

BB&T Corporation          Page 48          Second Quarter 2002 10-Q

Back to Index

          (b)      Current Reports on Form 8-K during and following the quarter ended June 30, 2002.

On April 11, 2002, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the first quarter of 2002. On May 22, 2002, BB&T filed a Current Report on Form 8-K under Item 9 to announce that BB&T had entered into a definitive agreement to acquire Regional Financial Corporation of Tallahassee, Florida, holding company for First South Bank, and to file certain presentation material related to this transaction. On July 11, 2002, BB&T filed a Current Report on Form 8-K under Item 9 to report the results of operations for the second quarter of 2002.

BB&T Corporation          Page 49          Second Quarter 2002 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date: August 14, 2002	By: /s/ Scott E. Reed
Scott E. Reed, Senior Executive Vice President and Chief
Financial Officer

Date: August 14, 2002	By: /s/ Sherry A. Kellett
Sherry A. Kellett, Senior Executive Vice President and
Controller (Principal Accounting Officer)

BB&T Corporation          Page 50          Second Quarter 2002 10-Q

Back to Index

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Allison, IV, state and attest that:

(1)	I am the Chairman and Chief Executive Officer of BB&T Corporation (the "issuer").

(2)

Accompanying this certification is BB&T Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, a periodic report (the “periodic report”) filed by the issuer with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), which contains financial statements.

(3)	I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that

•	the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

•	the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.

/s/ John A. Allison, IV

John A. Allison, IV
Chairman and Chief Executive Officer
August 14, 2002

BB&T Corporation          Page 51          Second Quarter 2002 10-Q

Back to Index

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Scott E. Reed, state and attest that:

(1)	I am the Chief Financial Officer of BB&T Corporation (the "issuer").

(2)

Accompanying this certification is BB&T Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, a periodic report (the “periodic report”) filed by the issuer with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), which contains financial statements.

(3)	I hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that

•	the periodic report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act, and

•	the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer for the periods presented.

/s/ Scott E. Reed

Scott E. Reed
Senior Executive Vice President and
Chief Financial Officer
August 14, 2002

BB&T Corporation          Page 52          Second Quarter 2002 10-Q

Back to Index