Form 10-Q
period 2002-09-30
BB&T CORP
filed 2002-11-14
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2002

Commission file number: 1-10853

BB&T CORPORATION
(exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street	27101
Winston-Salem, North Carolina	(Zip Code)
(Address of Principal Executive Offices)

(336) 733-2000
(Registrant's Telephone Number, Including Area Code)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]   No  [__]

At October 31, 2002, 478,886,149 shares of the registrant's common stock, $5 par value, were outstanding.

This Form 10-Q has 58 pages. The Exhibit Index begins on page 44.

BB&T CORPORATION

FORM 10-Q

September 30, 2002

BB&T Corporation          Page 1          Third Quarter 2002 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (Dollars in thousands, except per share data)

	September 30,	December 31,
	2002	2001

Assets
Cash and due from banks	$1,916,620	$1,871,437
Interest-bearing deposits with banks	150,591	114,749
Federal funds sold and securities purchased under resale agreements or
similar arrangements	367,885	246,040
Trading securities at fair value	121,525	97,675
Securities available for sale at fair value	16,416,181	16,621,684
Securities held to maturity (approximate fair values of $51,399 at
September 30, 2002, and $40,488 at December 31, 2001)	51,401	40,496
Loans held for sale, lower of cost or fair value	1,958,291	1,907,416
Loans and leases, net of unearned income	51,106,410	45,535,757
Allowance for loan and lease losses	(723,688)	(644,418)

Loans and leases, net	50,382,722	44,891,339

Premises and equipment, net of accumulated depreciation	1,057,360	989,611
Goodwill	1,698,563	879,903
Other assets	4,065,692	3,209,595

Total assets	$78,186,831	$70,869,945

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$7,967,366	$6,939,640
Savings and interest checking	2,970,575	3,013,702
Money rate savings	15,636,969	13,902,088
Certificates of deposit and other time deposits	23,236,561	20,877,845

Total deposits	49,811,471	44,733,275

Short-term borrowed funds	4,797,992	6,649,100
Long-term debt	13,384,826	11,721,076
Accounts payable and other liabilities	2,657,725	1,616,285

Total liabilities	70,652,014	64,719,736

Shareholders' equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued and
outstanding	--	--
Common stock, $5 par, 1,000,000,000 shares authorized;
issued and outstanding 480,439,801 at September 30, 2002, and
455,682,560 at December 31, 2001	2,402,199	2,278,413
Additional paid-in capital	1,108,651	418,565
Retained earnings	3,711,088	3,148,501
Unvested restricted stock	(545)	(2,669)
Accumulated other comprehensive income, net of income
taxes of $196,646 at September 30, 2002, and $201,207 at December 31, 2001	313,424	307,399

Total shareholders' equity	7,534,817	6,150,209

Total liabilities and shareholders' equity	$78,186,831	$70,869,945

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 2          Third Quarter 2002 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest Income
Interest and fees on loans and leases	$881,761	$954,377	$2,582,257	$2,927,646
Interest and dividends on securities	243,312	255,620	742,596	770,474
Interest on short-term investments	1,922	3,514	5,969	14,957

Total interest income	1,126,995	1,213,511	3,330,822	3,713,077

Interest Expense
Interest on deposits	254,248	381,409	772,037	1,250,737
Interest on short-term borrowed funds	24,140	55,913	77,053	202,864
Interest on long-term debt	146,515	154,498	442,343	457,864

Total interest expense	424,903	591,820	1,291,433	1,911,465

Net Interest Income	702,092	621,691	2,039,389	1,801,612
Provision for loan and lease losses	64,000	68,500	179,000	159,318

Net Interest Income After Provision for Loan and Lease Losses	638,092	553,191	1,860,389	1,642,294

Noninterest Income
Service charges on deposit accounts	104,754	88,305	296,790	255,749
Investment banking and brokerage fees and commissions	47,912	43,599	156,844	130,211
Mortgage banking income (loss), net	(59,455)	52,068	35,070	109,742
Trust income	27,388	22,931	74,713	71,936
Agency insurance commissions	76,502	44,120	214,448	131,122
Other insurance commissions	3,899	3,089	11,370	9,478
Other nondeposit fees and commissions	54,145	48,598	150,367	140,788
Securities gains (losses), net	135,519	2,423	168,592	91,751
Other income	31,583	30,849	92,911	73,883

Total noninterest income	422,247	335,982	1,201,105	1,014,660

Noninterest Expense
Personnel expense	323,119	281,830	947,634	838,623
Occupancy and equipment expense	85,550	79,222	253,689	229,496
Amortization of intangibles	7,073	20,031	17,682	56,306
Merger-related and restructuring charges	12,694	67,201	28,867	175,248
Other noninterest expense	177,625	133,627	483,351	384,578

Total noninterest expense	606,061	581,911	1,731,223	1,684,251

Earnings
Income before income taxes and cumulative effect of change in accounting principle	454,278	307,262	1,330,271	972,703
Provision for income taxes	126,121	85,296	374,297	277,008

Income before cumulative effect of change in accounting principle	328,157	221,966	955,974	695,695
Cumulative effect of change in accounting principle	--	--	9,780	--

Net income	$328,157	$221,966	$965,754	$695,695

Per Common Share
Basic Earnings:
Income before cumulative effect of change in accounting principle	$.69	$.49	$2.02	$1.54
Cumulative effect of change in accounting principle	--	--	.02	--

Net Income	$.69	$.49	$2.04	$1.54

Diluted Earnings:
Income before cumulative effect of change in accounting principle	$.68	$.48	$2.00	$1.51
Cumulative effect of change in accounting principle	--	--	.02	--

Net Income	$.68	$.48	$2.02	$1.51

Cash dividends paid	$.29	$.26	$.81	$.72

Average Shares Outstanding
Basic	477,112,074	454,346,907	472,764,083	452,904,319

Diluted	482,325,535	460,387,879	478,363,530	459,235,651

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 3          Third Quarter 2002 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(Dollars in thousands)

					Accumulated
	Shares of		Additional	Retained	Other	Total
	Common	Common	Paid-In	Earnings	Comprehensive	Shareholders'
	Stock	Stock	Capital	and Other*	Income	Equity

Balance, December 31, 2000	453,307,379	$2,266,537	$423,404	$2,625,571	$104,297	$5,419,809
Add (Deduct)
Comprehensive income:
Net income	--	--	--	695,695	--	695,695
Unrealized holding gains (losses) arising during
the period	--	--	--	--	363,307	363,307
Less: reclassification adjustment, net of tax
of $32,113	--	--	--	--	59,638	59,638

Net unrealized gains (losses) on securities	--	--	--	--	303,669	303,669
Unrecognized loss on cash flow hedge, net of
tax of ($11,768)	--	--	--	--	(21,854)	(21,854)

Total comprehensive income	--	--	--	695,695	281,815	977,510

Common stock issued	12,120,252	60,602	281,005	--	--	341,607
Redemption of common stock	(12,443,300)	(62,217)	(391,688)	--	--	(453,905)
Cash dividends declared on common stock	--	--	--	(338,733)	--	(338,733)
Other, net	--	--	20,061	3,479	--	23,540

Balance, September 30, 2001	452,984,331	$2,264,922	$332,782	$2,986,012	$386,112	$5,969,828

Balance, December 31, 2001	455,682,560	$2,278,413	$418,565	$3,145,832	$307,399	$6,150,209
Add (Deduct)
Comprehensive income:
Net income	--	--	--	965,754	--	965,754
Unrealized holding gains (losses) arising during
the period	--	--	--	--	154,954	154,954
Less: reclassification adjustment, net of tax
of $59,007	--	--	--	--	109,585	109,585

Net unrealized gains (losses) on securities	--	--	--	--	45,369	45,369
Unrecognized loss on cash flow hedge, net of
tax of ($25,670)	--	--	--	--	(39,344)	(39,344)

Total comprehensive income	--	--	--	965,754	6,025	971,779

Common stock issued	35,251,141	176,256	1,021,094	--	--	1,197,350
Redemption of common stock	(10,493,900)	(52,470)	(344,740)	--	--	(397,210)
Cash dividends declared on common stock	--	--	--	(403,167)	--	(403,167)
Other, net	--	--	13,732	2,124	--	15,856

Balance, September 30, 2002	480,439,801	$2,402,199	$1,108,651	$3,710,543	$313,424	$7,534,817

* Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 4          Third Quarter 2002 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)
(Dollars in thousands)

	2002	2001

Cash Flows From Operating Activities:
Net income	$965,754	$695,695
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Provision for loan and lease losses	179,000	159,318
Depreciation of premises and equipment	106,352	86,130
Amortization of intangibles	17,682	56,306
Accretion of negative goodwill	(9,780)	(3,799)
Amortization of unearned stock compensation	2,124	3,479
Discount accretion and premium amortization on securities, net	1,441	(5,426)
Net decrease (increase) in trading account securities	(23,850)	(19,804)
Loss (gain) on sales of securities, net	(168,592)	(91,751)
Loss (gain) on sales of loans held for sale	(74,863)	(50,248)
Loss (gain) on disposals of premises and equipment, net	(6,905)	3,900
Proceeds from sales of loans held for sale	6,848,650	5,512,281
Purchases of loans held for sale	(1,326,306)	(1,568,060)
Origination of loans held for sale, net of principal collected	(5,498,356)	(4,692,974)
Tax benefit from exercise of stock options	13,732	16,620
Decrease (increase) in:
Accrued interest receivable	44,324	(721)
Other assets	(506,463)	(484,735)
Increase (decrease) in:
Accrued interest payable	(1,388)	(15,900)
Accounts payable and other liabilities	513,049	281,091
Other, net	27,904	(17,276)

Net cash provided by (used in) operating activities	1,103,509	(135,874)

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	3,297,501	1,072,588
Proceeds from maturities, calls and paydowns of securities available for sale	3,011,933	1,380,866
Purchases of securities available for sale	(5,162,206)	(2,434,831)
Proceeds from maturities, calls and paydowns of securities held to maturity	10	1,100
Purchases of securities held to maturity	(10,915)	(4,640)
Leases made to customers	(139,637)	(96,432)
Principal collected on leases	110,001	80,435
Loan originations, net of principal collected	(1,250,928)	(791,299)
Purchases of loans	(193,155)	(173,041)
Net cash acquired (paid) in transactions accounted for under the purchase method	765,694	100,050
Purchases and originations of mortgage servicing rights	(143,935)	(160,829)
Proceeds from disposals of premises and equipment	27,061	7,755
Purchases of premises and equipment	(122,480)	(134,472)
Proceeds from sales of foreclosed property	35,965	36,118
Proceeds from sales of other real estate held for development or sale	8,494	5,282

Net cash provided by (used in) investing activities	233,403	(1,111,350)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	821,788	519,190
Net increase (decrease) in short-term borrowed funds	(2,581,487)	(1,386,536)
Proceeds from issuance of long-term debt	2,402,327	3,419,067
Repayment of long-term debt	(1,046,451)	(710,079)
Net proceeds from common stock issued	49,459	53,546
Redemption of common stock	(397,210)	(453,905)
Cash dividends paid on common stock	(382,468)	(315,235)

Net cash provided by (used in) financing activities	(1,134,042)	1,126,048

Net Increase (Decrease) in Cash and Cash Equivalents	202,870	(121,176)
Cash and Cash Equivalents at Beginning of Period	2,232,226	2,106,627

Cash and Cash Equivalents at End of Period	$2,435,096	$1,985,451

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,287,761	$1,843,542
Income taxes	171,325	23,402
Noncash financing and investing activities:
Transfer of securities held to maturity to available for sale	--	587,263
Transfer of loans to foreclosed property	41,285	32,117
Transfer of other real estate owned to fixed assets	--	143
Transfer of fixed assets to other real estate owned	14,778	5,421
Securitization of mortgage loans	--	251,269

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation          Page 5          Third Quarter 2002 10-Q

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Unaudited)

A.  Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”) as of September 30, 2002, and December 31, 2001; the consolidated statements of income for the three and nine months ended September 30, 2002 and 2001; the consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2002 and 2001; and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001.

          The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T’s 2001 Annual Report on Form 10-K, as amended, should be referred to in connection with the reading of these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2001 financial statements have been reclassified to conform to the 2002 statement presentation. Such reclassifications had no effect on shareholders’ equity or net income.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, valuation of capitalized mortgage servicing rights, purchase accounting adjustments, and tax assets or liabilities.

B.  Nature of Operations

          BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its commercial banking subsidiaries, which do business in North Carolina, South Carolina, Virginia, Maryland, West Virginia, Kentucky, Tennessee, Georgia, Florida, Alabama, Indiana and Washington, D.C. BB&T’s principal banking subsidiaries, Branch Banking and Trust Company (“Branch Bank”), Branch Banking and Trust Company of South Carolina (“BB&T-SC”) and Branch Banking and Trust Company of Virginia (“BB&T-VA”), provide a wide range of banking services to individuals and businesses. At September 30, 2002, BB&T was also the parent company for First South Bank, a subsidiary bank acquired through the purchase of Regional Financial Corp. (“Regional”). This bank is expected to be merged with and into Branch Bank. BB&T’s subsidiary banks offer a variety of loans to businesses and consumers, including an array of mortgage loan products. BB&T’s loans are primarily to individuals residing in the market areas described above or to businesses that are located in this geographic area. BB&T’s banking subsidiaries also market a wide range of deposit services to individuals and businesses. BB&T’s commercial banking units or its subsidiaries offer lease financing to businesses and municipal governments; discount brokerage services and sales of annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis; insurance premium financing; arranging permanent financing for commercial real estate and providing loan servicing for third-party investors; direct consumer finance loans to individuals; and asset management. Direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage and capital markets services.

BB&T Corporation          Page 6          Third Quarter 2002 10-Q

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

          In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Statement eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring that the assets be tested at least annually for impairment based on the specific guidance in the Statement. BB&T adopted the provisions of the Statement effective January 1, 2002, as required, and applied the provisions of the Statement to all goodwill and other intangible assets recognized in the financial statements. The impact of adoption was reflected as a cumulative effect of a change in accounting principle in the Consolidated Statements of Income, resulting in the reversal of unamortized negative goodwill as required by paragraph 62 of SFAS No. 141. Following the adoption of SFAS No. 142, BB&T expects the amortization of goodwill and other intangibles to be reduced by approximately $52 million for 2002. SFAS No. 142 also requires a transitional impairment test of all goodwill and other indefinite-lived intangible assets in conjunction with its initial application. The Statement required this test to be performed prior to June 30, 2002, with any resulting impairment loss to be reported as a change in accounting principle. No impairment was recorded based on the results of these tests.

BB&T Corporation          Page 7          Third Quarter 2002 10-Q

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

          In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. BB&T will adopt the provisions of this Statement effective January 1, 2003. Management does not anticipate that the implementation of this Statement will have a material impact on either BB&T’s consolidated financial position or consolidated results of operations.

          In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This Statement nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. BB&T will adopt the provisions of this Statement effective January 1, 2003. Management does not anticipate that the implementation of this Statement will have a materially adverse impact on either BB&T’s consolidated financial position or consolidated results of operations.

BB&T Corporation          Page 8          Third Quarter 2002 10-Q

          In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 147 also amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship and credit cardholder intangible assets, and requires companies to cease amortization of unidentifiable assets associated with certain branch acquisitions. The provisions of this Statement were effective beginning October 1, 2002. The implementation of this Statement is expected to result in a reversal of $3.7 million of pre-tax goodwill amortization during 2002.

D.  Mergers and Acquisitions

          The following table presents summary information with respect to significant mergers and acquisitions completed by BB&T Corporation during 2001 and thus far during 2002:

Summary of Completed Mergers and Acquisitions
(Dollars in millions)

BB&T Common
						Total	Shares Issued
Date of			Total	Accounting	Intangibles	Purchase	to Complete
Acquisition	Acquired Company	Headquarters	Assets	Method	Recorded	Price	Transaction

September 13, 2002	Regional Financial Corp.	Tallahassee, Fla.	$1.6 billion	Purchase	$235.5 million	$276.3 million	7.3 million
March 20, 2002	Area Bancshares Corporation	Owensboro, Ky.	2.9 billion	Purchase	283.4 million	448.9 million	13.2 million
March 8, 2002	MidAmerica Bancorp	Louisville, Ky.	2.0 billion	Purchase	203.3 million	379.8 million (1)	8.2 million
January 1, 2002	Cooney, Rikard & Curtin, Inc.	Birmingham, Al.	108.6 million	Purchase	101.9 million	85.6 million	2.5 million

December 12, 2001	Community First Banking
	Company	Carrollton, Ga.	$548.1 million	Purchase	$102.1 million	$132.2 million	3.5 million
August 9, 2001	F&M National Corporation	Winchester, Va.	4.0 billion	Pooling	N/A	N/A	31.1 million
June 27, 2001	Virginia Capital Bancshares, Inc.	Fredericksburg, Va.	532.7 million	Purchase	15.2 million	172.8 million	4.7 million
June 7, 2001	Century South Banks, Inc.	Alpharetta, Ga.	1.7 billion	Pooling	N/A	N/A	12.7 million
March 2, 2001	FirstSpartan Financial Corp.	Spartanburg, S.C.	591.0 million	Purchase	42.0 million	107.6 million	3.8 million
January 8, 2001	FCNB Corp.	Frederick, Md.	1.6 billion	Pooling	N/A	N/A	8.7 million

N/A - Not applicable or terms not disclosed.

(1) Includes cash totaling $68.2 million to complete this acqisition.

BB&T Corporation          Page 9          Third Quarter 2002 10-Q

          The table above does not include mergers and acquisitions of acquired companies completed prior to their acquisition by BB&T or insurance agency acquisitions, which are summarized below.

          In addition to the transactions summarized in the table above, during the nine months ended September 30, 2002, BB&T acquired five insurance agencies that were accounted for as purchases. In conjunction with these transactions, BB&T issued approximately .9 million shares of common stock and paid $1.4 million in cash, recording approximately $45.3 million in intangible assets. The total purchase price of these five insurance agencies was $35.2 million. BB&T acquired seven insurance agencies during 2001, which were accounted for as purchases. In conjunction with these 2001 transactions, BB&T issued .3 million shares of common stock and recorded $16.5 million in goodwill and other intangible assets. The total purchase price of these seven insurance agencies was $15.7 million.

          BB&T typically provides an allocation period, not to exceed one year, to identify and quantify the fair value of the assets acquired and liabilities assumed in business combinations accounted for as purchases. Management currently does not anticipate any material adjustments to the assigned values of the assets and liabilities of acquired companies.

Pending Mergers and Acquisitions

          On September 27, 2002, BB&T announced plans to acquire Equitable Bank of Wheaton, Maryland. At the time of announcement, Equitable had approximately $477 million in assets and operated 5 full-service banking offices in Montgomery and Prince George’s counties. BB&T will issue one share of its stock in exchange for each share of Equitable. The transaction, which is subject to regulatory and Equitable Bank shareholder approval, is expected to be completed in the first quarter of 2003.

          On October 1, 2002, BB&T acquired Piedmont Brokerage Services LLC, a professional liability specialist based in High Point, N.C. Piedmont Brokerage Services’ specialty lines include liability coverage for directors and officers, errors and omissions policies, and employment practices liability.

E. Calculation of Earnings Per Common Share

          BB&T’s basic and diluted earnings per common share amounts were calculated as follows:

BB&T Corporation          Page 10          Third Quarter 2002 10-Q

BB&T CORPORATION AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
For the Periods as Indicated

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Weighted average number of common shares outstanding during the period	477,112,074	454,346,907	472,764,083	452,904,319

Income before cumulative effect of change in accounting principle	$328,157	$221,966	$955,974	$695,695
Cumulative effect of change in accounting principle	--	--	9,780	--

Net income	$328,157	$221,966	$965,754	$695,695

Basic earnings per share
Income before cumulative effect of change in accounting principle	$.69	$.49	$2.02	$1.54
Cumulative effect of change in accounting principle	--	--	.02	--

Net income	$.69	$.49	$2.04	$1.54

Diluted Earnings Per Share:
Weighted average number of common shares	477,112,074	454,346,907	472,764,083	452,904,319
Add:
Dilutive effect of outstanding options (as determined by application of
treasury stock method)	5,213,461	6,040,972	5,599,447	6,331,332

Weighted average number of common shares, as adjusted	482,325,535	460,387,879	478,363,530	459,235,651

Income before cumulative effect of change in accounting principle	$328,157	$221,966	$955,974	$695,695
Cumulative effect of change in accounting principle	--	--	9,780	--

Net income	$328,157	$221,966	$965,754	$695,695

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$.68	$.48	$2.00	$1.51
Cumulative effect of change in accounting principle	--	--	.02	--

Net income	$.68	$.48	$2.02	$1.51

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

BB&T Corporation          Page 11          Third Quarter 2002 10-Q

          Please refer to BB&T’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables. There have been no significant changes from the methods used to develop the segment disclosures contained therein.

          The following tables disclose selected financial information for BB&T’s reportable business segments for the periods as indicated:

BB&T Corporation          Page 12          Third Quarter 2002 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended September 30, 2002 and 2001

	Banking Network		Mortgage Banking		Trust Services		Agency Insurance

	2002	2001	2002	2001	2002	2001	2002	2001

	(Dollars in thousands)
Net interest income (expense)
from external customers	$405,535	$337,916	$158,063	$155,911	$(5,235)	$(9,015)	$469	$180
Net intersegment interest income (expense)	180,569	135,896	(69,062)	(113,168)	12,328	12,010	--	--

Net interest income	586,104	473,812	89,001	42,743	7,093	2,995	469	180

Provision for loan and lease losses	57,356	74,639	841	834	--	--	--	--
Noninterest income from external customers	213,916	122,641	(59,563)	46,757	24,237	23,413	75,548	47,253
Intersegment noninterest income	88,349	67,066	--	--	--	--	--	--
Noninterest expense	265,080	267,057	42,078	22,657	17,707	14,657	56,944	33,415
Intersegment noninterest expense	154,601	133,339	7,346	6,494	1,958	787	3,197	1,061

Income before income taxes	411,332	188,484	(20,827)	59,515	11,665	10,964	15,876	12,957
Income tax provision (benefit)	109,696	56,262	(7,127)	17,487	3,322	2,893	6,301	5,127

Net income (loss)	$301,636	$132,222	$(13,700)	$42,028	$8,343	$8,071	$9,575	$7,830

Identifiable segment assets	$48,720,890	$37,915,025	$9,919,874	$9,029,370	$75,265	$48,530	$664,379	$125,129

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Total Segments

	2002	2001	2002	2001	2002	2001	2002	2001

Net interest income (expense)
from external customers	$1,772	$2,107	$54,852	$62,350	$92,376	$123,318	$707,832	$672,767
Net intersegment interest income (expense)	--	--	2,218	8,677	1,321	--	127,374	43,415

Net interest income	1,772	2,107	57,070	71,027	93,697	123,318	835,206	716,182

Provision for loan and lease losses	--	--	35	33	24,978	15,799	83,210	91,305
Noninterest income from external customers	49,563	45,905	166,023	8,939	47,313	61,411	517,037	356,319
Intersegment noninterest income	--	--	--	--	--	--	88,349	67,066
Noninterest expense	46,530	47,100	3,625	1,890	36,392	26,630	468,356	413,406
Intersegment noninterest expense	3,692	433	422	487	6,506	2,926	177,722	145,527

Income before income taxes	1,113	479	219,011	77,556	73,134	139,374	711,304	489,329
Income tax provision (benefit)	539	741	61,080	19,299	17,320	57,465	191,131	159,274

Net income (loss)	$574	$(262)	$157,931	$58,257	$55,814	$81,909	$520,173	$330,055

Identifiable segment assets	$931,953	$742,244	$20,030,487	$19,902,048	$8,299,086	$4,495,500	$88,641,934	$72,257,846

(1)    Financial data from segments below the quantitative thresholds requiring disclosure are attributable to nonbank consumer finance and other specialized lending operations, factoring, leasing and other smaller subsidiaries.

BB&T Corporation          Page 13          Third Quarter 2002 10-Q

BB&T Corporation
Reportable Segments
For the Nine Months Ended September 30, 2002 and 2001

	Banking Network		Mortgage Banking		Trust Services		Agency Insurance

	2002	2001	2002	2001	2002	2001	2002	2001

	(Dollars in thousands)
Net interest income (expense)
from external customers	$1,138,766	$1,096,904	$466,415	$455,742	$(15,284)	$(28,022)	$1,110	$507
Net intersegment interest income (expense)	484,996	450,290	(256,399)	(344,234)	35,277	37,270	--	--

Net interest income	1,623,762	1,547,194	210,016	111,508	19,993	9,248	1,110	507

Provision for loan and lease losses	160,638	168,892	2,329	2,353	--	--	--	--
Noninterest income from external customers	495,832	388,512	35,429	94,542	76,577	72,274	208,434	126,762
Intersegment noninterest income	225,212	160,643	--	--	--	--	--	--
Noninterest expense	787,836	819,444	104,143	55,449	56,606	43,772	157,803	93,046
Intersegment noninterest expense	431,510	377,046	22,189	19,546	6,384	2,338	9,605	3,175

Income before income taxes	964,822	730,967	116,784	128,702	33,580	35,412	42,136	31,048
Income tax provision (benefit)	268,314	209,421	32,025	37,784	9,916	9,695	16,742	12,294

Net income (loss)	$696,508	$521,546	$84,759	$90,918	$23,664	$25,717	$25,394	$18,754

Identifiable segment assets	$48,720,890	$37,915,025	$9,919,874	$9,029,370	$75,265	$48,530	$664,379	$125,129

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Total Segments
	2002	2001	2002	2001	2002	2001	2002	2001
Net interest income (expense)
from external customers	$5,494	$6,774	$161,216	$143,137	$267,556	$264,864	$2,025,273	$1,939,906
Net intersegment interest income (expense)	--	--	16,825	30,515	--	--	280,699	173,841

Net interest income	5,494	6,774	178,041	173,652	267,556	264,864	2,305,972	2,113,747

Provision for loan and lease losses	--	--	106	100	67,385	44,805	230,458	216,150
Noninterest income from external customers	160,788	135,158	230,917	24,669	127,359	124,915	1,335,336	966,832
Intersegment noninterest income	--	--	--	--	--	--	225,212	160,643
Noninterest expense	144,119	135,947	10,869	5,443	96,381	77,407	1,357,757	1,230,508
Intersegment noninterest expense	11,078	1,194	1,269	1,459	18,258	8,626	500,293	413,384

Income before income taxes	11,085	4,791	396,714	191,319	212,891	258,941	1,778,012	1,381,180
Income tax provision (benefit)	4,347	3,228	109,896	46,690	51,976	72,175	493,216	391,287

Net income (loss)	$6,738	$1,563	$286,818	$144,629	$160,915	$186,766	$1,284,796	$989,893

Identifiable segment assets	$931,953	$742,244	$20,030,487	$19,902,048	$8,299,086	$4,495,500	$88,641,934	$72,257,846

(1)    Financial data from segments below the quantitative thresholds requiring disclosure are attributable to nonbank consumer finance and other specialized lending operations, factoring, leasing and other smaller subsidiaries.

BB&T Corporation          Page 14          Third Quarter 2002 10-Q

          The following table presents a reconciliation of total segment results to consolidated results:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net Interest Income
Net interest income from segments	$835,206	$716,182	$2,305,972	$2,113,747
Other net interest income (expense) (1)	(80,766)	35,141	(324,059)	104,861
Elimination of net intersegment interest income (2)	(52,348)	(129,632)	57,476	(416,996)

Consolidated net interest income	$702,092	$621,691	$2,039,389	$1,801,612

Net income
Net income from segments	$520,173	$330,055	$1,284,796	$989,893
Other net income (loss) (1)	278,842	177,460	576,548	510,589
Elimination of intersegment net income (2)	(470,858)	(285,549)	(895,590)	(804,787)

Consolidated net income	$328,157	$221,966	$965,754	$695,695

			September 30,	September 30,

			2002	2001
Total Assets
Total assets from segments			$88,641,934	$72,257,846
Other assets (1)			28,653,295	12,715,051
Elimination of intersegment assets (2)			(39,108,398)	(14,663,851)

Consolidated total assets			$78,186,831	$70,309,046

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

BB&T Corporation          Page 15          Third Quarter 2002 10-Q

G.  Goodwill and Other Intangible Assets

          The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the twelve months ended December 31, 2001, and the nine months ended September 30, 2002, are as follows:

Goodwill Activity by Operating Segment
(Dollars in thousands)

					Investment
	Banking	Mortgage	Trust	Agency	Banking	All Other
	Network	Banking	Services	Insurance	and Brokerage	Segments	Total

Balance, January 1, 2001	$536,681	$1,039	$8,691	$115,916	$70,974	$30,576	$763,877
Acquired goodwill	156,875	764	5,105	15,099	5,063	--	182,906
Amortization expense	(48,122)	(35)	(691)	(9,292)	(5,443)	(3,297)	(66,880)

Balance, December 31, 2001	645,434	1,768	13,105	121,723	70,594	27,279	879,903

Acquired goodwill	711,017	6,378	14,883	87,165	311	2,564	822,318
Amortization expense (1)	(3,591)	--	(67)	--	--	--	(3,658)

Balance, September 30, 2002	$1,352,860	$8,146	$27,921	$208,888	$70,905	$29,843	$1,698,563

(1)    This amortization expense relates to goodwill recorded under SFAS No. 72.

          The following table presents the gross carrying amounts and accumulated amortization for BB&T’s intangible assets subject to amortization at the dates presented:

Acquired Intangible Assets
(Dollars in thousands)

	As of September 30, 2002		As of December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizing intangible assets
Core deposit intangibles	$99,893	$(37,308)	$69,574	$(31,021)
Other	83,690	(7,659)	18,963	(3,060)

Totals	$183,583	$(44,967)	$88,537	$(34,081)

          During the quarters ended September 30, 2002 and 2001, BB&T incurred $7.1 million and $20.0 million, respectively, in pretax amortization expenses associated with goodwill, core deposit intangibles and other intangible assets.

BB&T Corporation          Page 16          Third Quarter 2002 10-Q

          The following table presents estimated amortization expense for each of the next five years.

Estimated Amortization Expense
(Dollars in thousands)

For the Year Ended December 31:
2003	$24,986
2004	23,617
2005	22,762
2006	17,046
2007	10,974

          The following tables present actual results for the three months and nine months ended September 30, 2002, and adjusted net income and adjusted earnings per share for the three months and nine months ended September 30, 2001, as well as the years ended December 31, 2001, 2000 and 1999, assuming the nonamortization provisions of SFAS No. 142 were effective at the beginning of the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,		For the Year Ended December 31,

	2002	2001	2002	2001	2001	2000	1999

	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)

Reported net income	$328,157	$221,966	$965,754	$695,695	$973,638	$698,488	$778,725
Add back:
Goodwill amortization	--	16,284	--	49,779	66,390	60,126	49,766

Adjusted net income	$328,157	$238,250	$965,754	$745,474	$1,040,028	$758,614	$828,491

Basic earnings per share:
Reported net income	$0.69	$0.49	$2.04	$1.54	$2.15	$1.55	$1.74
Goodwill amortization	--	0.04	--	0.11	0.15	0.13	0.11

Adjusted net income	$0.69	$0.53	$2.04	$1.65	$2.30	$1.68	$1.85

Diluted earnings per share:
Reported net income	$0.68	$0.48	$2.02	$1.51	$2.12	$1.53	$1.71
Goodwill amortization	--	0.04	--	0.11	0.14	0.13	0.11

Adjusted net income	$0.68	$0.52	$2.02	$1.62	$2.26	$1.66	$1.82

BB&T Corporation          Page 17          Third Quarter 2002 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

          The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include BB&T’s accounting for securities, loans and leases, the allowance for loan and lease losses, valuation of mortgage servicing rights, mergers and acquisitions and income taxes. BB&T’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, BB&T’s significant accounting policies are discussed in detail in BB&T’s 2001 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

          The following is a summary of BB&T’s more subjective and complex accounting policies.

BB&T Corporation          Page 18          Third Quarter 2002 10-Q

          The allowance for loan and lease losses is established and maintained at levels management deems adequate to cover losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration, the opinions of our regulators, changes in the size and composition of the loan portfolio and peer group information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which is uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas in which BB&T conducts business.

          BB&T has a significant mortgage loan-servicing portfolio and has capitalized the associated servicing rights. Mortgage servicing rights represent the present value of the future servicing fees arising from the right to service loans in the portfolio. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, including anticipated principal amortization and prepayments of principal. The value of capitalized mortgage servicing rights is significantly affected by interest rates available in the marketplace, which influence mortgage loan prepayment speeds and the payment performance of the underlying loans. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. BB&T amortizes mortgage servicing rights over the period of estimated net servicing income based on projections of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted periodically based on actual results and updated projections.

          BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BB&T’s acquisitions have historically been accounted for using the pooling-of-interests and purchase business combination methods of accounting. Effective July 1, 2001, BB&T adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting. For purchase acquisitions, BB&T is required to record the assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. These estimates also include the establishment of various reserves based on planned facilities dispositions and employee benefit related considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill and other intangibles. Furthermore, the determination of which intangible assets have finite lives is subjective, as well as the determination of the amortization period for such intangible assets.

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

Back to Index

BB&T Corporation          Page 19          Third Quarter 2002 10-Q

ANALYSIS OF FINANCIAL CONDITION

          BB&T's total assets at September 30, 2002, were $78.2 billion, a $7.3 billion, or 10.3%, increase from December 31, 2001. The asset category that produced the majority of the increase was loans and leases, including loans held for sale, which grew $5.6 billion, or 11.8%. Average total loans for the nine months ended September 30, 2002, were $49.9 billion or 7.8% greater than the average for the first nine months of 2001. Additionally, goodwill and other assets increased $818.7 million and $856.1 million, or 93.0% and 26.7%, respectively, from December 31, 2001.

          Total deposits at September 30, 2002, increased $5.1 billion, or 11.4%, from December 31, 2001. Short-term borrowed funds declined $1.9 billion, or 27.8% while long-term debt increased $1.7 billion, or 14.2%, during the first nine months of 2002. Total shareholders’ equity increased $1.4 billion, or 22.5%, during the same time frame.

          The factors causing the fluctuations in the major balance sheet categories are further discussed in the following sections.

Loans and Leases

          Management emphasizes lending to small and medium-sized businesses and consumer lending in order to improve the overall profitability of the loan portfolio. For the first nine months of 2002, average total loans were $49.9 billion, an increase of $3.6 billion, or 7.8%, compared to the same period in 2001. During the first nine months of 2002, average commercial loans and leases totaled $27.7 billion, an increase of $2.6 billion, or 10.4%, compared to the same period in 2001 and composed 55.5% of the loan and lease portfolio compared to 54.2% for the first nine months of 2001. Average mortgage loans totaled $9.1 billion and composed 18.3% of the loan and lease portfolio compared to 19.9% for the first nine months of 2001. Average consumer loans, which include sales finance, revolving credit and direct retail, totaled $13.1 billion, an increase of $1.1 billion, or 8.9%, compared to the same period in 2001. Consumer loans composed the remaining 26.2% of the loan and lease portfolio compared to 25.9% for the first nine months of 2001. To improve the overall yield and profitability of the loan portfolio and to mitigate interest rate risk, BB&T sells most of its fixed-rate mortgage loans in the secondary market or securitizes the loans and transfers them to the securities portfolio. However, due to the continued low interest rate environment and resulting high volumes of mortgage loan originations, the mix of the consolidated loan portfolio in the 2002 period was very similar to that of one year ago.

          For the third quarter of 2002, average total loans were $51.6 billion, an increase of $4.4 billion, or 9.4%, compared to the same period in 2001. Average commercial loans and leases for the third quarter of 2002 totaled $28.5 billion, an increase of $3.0 billion, or 11.9%, compared to the same period in 2001 and composed 55.2% of the loan and lease portfolio compared to 54.0% for the third quarter of 2001. Average mortgage loans totaled $9.5 billion and composed 18.4% of the loan and lease portfolio compared to 20.2% for the third quarter of 2001. Average consumer loans, which include sales finance, revolving credit and direct retail, totaled $13.6 billion, an increase of $1.5 billion, or 11.9%, compared to the same period in 2001 and composed the remaining 26.4% of the loan and lease portfolio compared to 25.8% for the third quarter of 2001.

BB&T Corporation          Page 20          Third Quarter 2002 10-Q

          The growth rates of the average loans described above were affected by securitization programs and by loan portfolios held by companies that were acquired in purchase transactions during the last three months of 2001 and the first nine months of 2002. During the first nine months of 2002, loans totaling $1.2 billion, $1.9 billion and $1.2 billion were acquired through the purchases of Regional, AREA Bancshares Corporation (“AREA”) and MidAmerica Bancorp (“MidAmerica”), respectively. During the last quarter of 2001, loans totaling $368.8 million were acquired through the purchase of Community First Banking Company (“CFBC”). Excluding the effect of purchase accounting transactions completed during 2001 and 2002 and mortgage loan securitizations, the average “internal” loan growth for the three months ended September 30, 2002, was 1.3% compared to the third quarter of 2001. By category, excluding the effects of purchase accounting transactions and loan securitizations, average mortgage loans, including loans held for sale, decreased 6.6%, average commercial loans and leases grew 2.7%, and average consumer loans increased 5.1% in the third quarter of 2002 compared to the same period of 2001.

          The annualized fully taxable equivalent ("FTE") yields on commercial, consumer and mortgage loans for the first nine months of 2002 were 6.24%, 8.59%, and 7.15%, respectively, resulting in an annualized yield on the total loan portfolio of 7.02%. The FTE yields on commercial, consumer and mortgage loans for the first nine months of 2001 were 8.52%, 9.82%, and 7.55%, respectively, resulting in an annualized yield on the total loan portfolio of 8.67%. This reflects a decrease of 165 basis points in the annualized yield on the total loan portfolio during the first nine months of 2002 in comparison to 2001. The decrease in yield resulted from a lower average prime rate during late 2001 and all of 2002, as well as an overall lower interest rate environment. During 2001, the Federal Reserve reduced the intended federal funds rate from 6.50% at the beginning of the year to 1.75% at year-end where it has remained throughout the first nine months of 2002. As a result of the Federal Reserve Board’s actions, the prime rate, which is the basis for pricing many commercial and consumer loans, averaged 4.75% in the third quarter of 2002 compared to 6.57% in the third quarter of 2001. For the first nine months of 2002, the prime rate averaged 4.75%, compared to 7.51% during the first nine months of 2001. The growth in the overall loan portfolio, combined with the decrease in the yield of the portfolio, from 8.22% in the third quarter and 8.67% in the first nine months of 2001 to 6.91% in the third quarter and 7.02% in the first nine months of 2002, resulted in a decrease of 8.0% in FTE interest income from loans and leases in the current quarter and a decrease of 12.0% in FTE interest income from loans and leases during the first nine months of 2002 compared to the 2001 periods.

Securities

          Securities available for sale totaled $16.4 billion at September 30, 2002, a decrease of $205.5 million, or 1.2%, compared with December 31, 2001. Securities available for sale had net unrealized gains, net of deferred income taxes, of $333.5 million at September 30, 2002, compared to net unrealized gains, net of deferred income taxes, of $288.1 million at December 31, 2001. Securities held to maturity totaled $51.4 million, an increase of $10.9 million, or 26.9%, from year-end 2001. Trading securities totaled $121.5 million, an increase of $23.9 million, or 24.4%, compared to the balance at December 31, 2001.

BB&T Corporation          Page 21          Third Quarter 2002 10-Q

          Average total securities for the first nine months amounted to $17.2 billion, up 9.2% from the average during the first nine months of 2001. For the third quarter of 2002, average securities totaled $17.6 billion or 9.7% higher than the average balance for the third quarter of 2001.

          The annualized FTE yield on the average total securities portfolio for the first nine months of 2002 was 6.32%, a decrease of 81 basis points from the yield earned in the first nine months of 2001. This decrease in yield resulted principally from the lower interest rate environment, which resulted in cash flows from the maturity of higher yielding securities, callable bonds and prepayments of mortgage backed securities during 2001 being reinvested at lower interest rates during 2002.

          BB&T sold available for sale securities totaling $2.0 billion in the third quarter and $2.6 billion in the first nine months of 2002, and realized net gains totaling $135.9 million in the third quarter and $169.0 million in the first nine months of 2002. The gains were taken to economically offset increases in the valuation allowance necessary to reduce the carrying value of BB&T’s capitalized mortgage servicing rights.

Other Interest Earning Assets

          Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $367.9 million at September 30, 2002, an increase of $121.8 million, or 49.5%, compared to December 31, 2001. Interest-bearing deposits with banks increased $35.8 million, or 31.2%, compared to December 31, 2001. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets for the first nine months of 2002 was 1.89%, a decrease from the 4.38% earned during the first nine months of 2001. The decrease in the yield on other interest-earning assets is principally the result of the decline in the average federal funds rate from 4.47% for the first nine months of 2001 to 1.74% for the first nine months of 2002.

Goodwill and Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $1.7 billion from December 31, 2001, to September 30, 2002. The increase resulted primarily from goodwill, which increased $818.7 million due primarily to the acquisitions of Regional, AREA, MidAmerica and CRC; investments in bank owned life insurance, which increased $463.2 million; and core deposit and other intangibles, which grew $84.2 million because of the aforementioned acquisitions. These increases were offset by a decrease of $78.2 million in the carrying value of capitalized mortgage servicing rights.

BB&T Corporation          Page 22          Third Quarter 2002 10-Q

Deposits

          Deposits at September 30, 2002 totaled $49.8 billion, an increase of $5.1 billion, or 11.4%, from December 31, 2001. The purchase acquisitions of Regional, AREA and MidAmerica generated $4.3 billion of the increase. Average deposits for the first nine months of 2002 increased $4.5 billion, or 10.3%, compared to the first nine months of 2001. The categories of deposits with the highest average rates of growth in 2002 compared to 2001 were: money rate savings accounts, including investor deposit accounts, which increased $2.2 billion, or 18.1%, and noninterest-bearing deposits, which increased $929.0 million, or 15.3%. The growth realized in these deposit categories was partially offset by a decline of $28.5 million, or .8%, in average savings and interest checking.

          For the third quarter, average deposits increased $6.0 billion, or 13.5%. Average total transaction accounts, which include noninterest-bearing deposits, savings, interest checking and money rate savings, totaled $25.8 billion for the third quarter, an increase of $3.6 billion, or 16.0%, compared to the third quarter of 2001. Average time deposits for the third quarter totaled $24.7 billion, an increase of $2.5 billion, or 11.1%, compared to the third quarter of 2001.

          The growth in average deposits for 2002 includes the effect of deposits acquired in purchase accounting transactions completed during the last three months of 2001 and the first nine months of 2002. The purchases of AREA and MidAmerica in the first quarter of 2002 and Regional in the third quarter of 2002 resulted in the addition of $2.1 billion, $1.1 billion and $1.1 billion in deposits, respectively. During the last three months of 2001, the purchase of CFBC added $428.4 million in deposits. Growth rates for noninterest-bearing deposits are also affected by an official check outsourcing program, which has improved fee income, but reduced the balance of noninterest-bearing deposits. Excluding the effects of purchase accounting transactions and official check outsourcing, average deposits for the nine months ended September 30, 2002, would have increased 2.9% compared to the same time period of 2001. Excluding the effects of purchase accounting, transaction account deposits increased 7.8% compared to the nine months ended September 30, 2001, and certificate accounts and other time deposits would have decreased 1.8%. For the third quarter of 2002, total average deposits, excluding the effects of purchase accounting transactions and official check outsourcing, increased 4.1% compared to the third quarter of 2001.

          The annualized average rate paid on total interest-bearing deposits during the first nine months of 2002 was 2.49%, a decrease of 192 basis points compared to 2001. The decrease in the average rate paid resulted from the lower interest rate environment that has existed during 2002 compared to 2001, which included the previously discussed 273 basis point decrease in the average federal funds rate.

Other Borrowings

          At September 30, 2002, short-term borrowed funds totaled $4.8 billion, a decrease of $1.9 billion, or 27.8%, compared to December 31, 2001. For the third quarter of 2002, average short-term borrowed funds totaled $5.2 billion, a decrease of $1.2 billion, or 18.7%, from the comparable period of 2001. For the nine months ended September 30, 2002, average short-term borrowed funds totaled $5.7 billion, a decrease of $556.9 million, or 9.0%, compared to the first nine months of 2001. The decreases in short-term borrowed funds resulted from a shift in the Company’s funding mix to funds with longer maturities due to the current low interest rate environment. The average annualized rate paid on short-term borrowed funds was 1.82% for the first nine months of 2002, a decrease of 255 basis points from the average rate of 4.37% paid in the comparable period of 2001. This decrease in the cost of short-term borrowed funds resulted from the lower interest rate environment that has existed during 2002 compared to 2001, which included a 273 basis point decrease in the average federal funds rate.

BB&T Corporation          Page 23          Third Quarter 2002 10-Q

          Long-term debt consists primarily of Federal Home Loan Bank advances and other secured borrowings by BB&T’s banking subsidiaries and corporate subordinated debt. Long-term debt has been utilized for a variety of funding needs, including the repurchase of common stock. Long-term debt totaled $13.4 billion at September 30, 2002, an increase of $1.7 billion, or 14.2%, from the balance at December 31, 2001. For the third quarter of 2002, average long-term debt totaled $12.3 billion, an increase of $1.1 billion, or 10.2%, compared to the third quarter of 2001. For the nine months ended September 30, 2002, total average long-term borrowed funds were $11.7 billion, an increase of $852.7 million, or 7.8%, compared to the first nine months of 2001. During the third quarter of 2002, BB&T issued $500 million of subordinated notes and Branch Bank added an additional $1.5 billion of secured borrowings. The average annualized rate paid on long-term borrowed funds was 5.04% for the first nine months of 2002, a decrease of 59 basis points from the average rate of 5.63% paid for the first nine months of 2001.

Asset Quality

          Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $425.3 million at September 30, 2002, compared to $373.6 million at December 31, 2001. However, as a percentage of loan and leases plus foreclosed property, nonperforming assets were .80% at September 30, 2002, up only slightly from .79% at December 31, 2001. Loans 90 days or more past due and still accruing interest totaled $100.1 million at September 30, 2002, compared to $101.8 million at year-end 2001.

          BB&T’s net charge-offs totaled $63.6 million for the third quarter and amounted to .49% of average loans and leases, on an annualized basis, compared to $44.1 million, or .37% of average loans and leases, on an annualized basis, in the corresponding period in 2001. For the nine months ended September 30, 2002, net charge-offs totaled $177.9 million, or .48% of average loans and leases, compared to $122.9 million, or .35% of average loans and leases, in 2001.

          While the slowdown in the economy has resulted in increases in nonperforming assets and net charge-offs, BB&T’s lending strategy, which focuses on relationship-based lending within our markets and smaller individual loan balances, continues to produce superior credit quality in good and bad economic times. BB&T’s relative levels of nonperforming assets and net charge-offs, have remained approximately half that of published industry averages.

BB&T Corporation          Page 24          Third Quarter 2002 10-Q

          The allowance for loan and lease losses was $723.7 million and $644.4 million at September 30, 2002 and December 31, 2001, respectively, or 1.36% of loans and leases at both period ends. Excluding loans held for sale, the allowance for loan and lease losses was 1.42% of loans and leases at both September 30, 2002 and December 31, 2001, respectively. The steady ratio of the allowance as a percentage of loans and leases reflects a similar trend in nonperforming assets, which increased only one basis point as a percentage of loans and leases plus foreclosed property from December 31, 2001 to September 30, 2002.

          The provision for loan and lease losses for the third quarter of 2002 was $64.0 million, compared to $68.5 million in the comparable quarter of 2001. For the nine months, the provision for loan and lease losses totaled $179.0 million compared to $159.3 million in 2001. The increased provision during 2002 was necessary to cover higher net charge-offs and to maintain the allowance at a level considered adequate to absorb losses inherent in the loan portfolio at the balance sheet date.

BB&T Corporation          Page 25          Third Quarter 2002 10-Q

          Asset quality statistics for the last five calendar quarters are presented in the accompanying table.

ASSET QUALITY ANALYSIS
(Dollars in thousands)

	For the Three Months Ended

	9/30/02		6/30/02		3/31/02		12/31/01		9/30/01

Allowance For Loan & Lease Losses
Beginning balance	$706,446		$705,905		$644,418		$634,552		$610,171
Allowance for acquired loans, net	16,861		136		61,177		9,047		--
Provision for loan and lease losses	64,000		58,500		56,500		65,000		68,500
Net charge-offs	(63,619)		(58,095)		(56,190)		(64,181)		(44,119)

Ending balance	$723,688		$706,446		$705,905		$644,418		$634,552

Risk Assets
Nonaccrual loans and leases	$358,823		$335,287		$354,916		$316,607		$266,384
Foreclosed real estate	46,378		49,009		46,687		39,106		34,601
Other foreclosed property	17,712		15,803		20,734		17,858		17,733
Restructured loans	2,358		--		--		--		183

Total nonperforming assets	$425,271		$400,099		$422,337		$373,571		$318,901

Loans 90 days or more past due
and still accruing	$100,147		$98,143		$100,962		$101,778		$93,968

Asset Quality Ratios
Nonaccrual loans and leases as a
percentage of total loans and leases*	.68%		.66%		.71%		.67%		.57%
Total nonperforming assets as a percentage of:
Total assets	.54		.52		.56		.53		.45
Loans and leases plus foreclosed property*	.80		.79		.84		.79		.68
Annualized net charge-offs as a percentage of
average loans and leases*	.49		.46		.48		.54		.37
Annualized net charge-offs excluding specialized
lending as a percentage of average
loans and leases**	.40		.38		.37		.46		.30
Allowance for loan and lease losses as a
percentage of loans and leases*	1.36		1.40		1.41		1.36		1.35
Ratio of allowance for loan and lease losses to:
Annualized net charge-offs	2.87	x	3.03	x	3.10	x	2.53	x	3.63	x
Nonaccrual and restructured loans and leases	2.00		2.11		1.99		2.04		2.38

*	All items referring to loans and leases include loans held for sale and are net of unearned income.

**	Excludes net charge-offs and average loans from BB&T's sub-prime automobile lending operations, an insurance premium finance business and direct consumer finance operations.

Back to Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          The effective management of market risk is essential to achieving BB&T’s strategic financial objectives. As a financial institution, BB&T’s most significant market risk exposure is interest rate risk. The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on net interest income. This is accomplished through active management of asset and liability portfolios with a focus on the strategic pricing of asset and liability accounts and management of the maturity mixes of assets and liabilities. The goal of these activities is the development of appropriate maturity and repricing opportunities in BB&T’s portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. BB&T’s Asset / Liability Management Committee (“ALCO”) monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed for proper fixed-rate and variable-rate mixes under various interest rate scenarios.

BB&T Corporation          Page 26          Third Quarter 2002 10-Q

          The asset/liability management process is designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. It is the responsibility of the ALCO to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as to ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The ALCO also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The ALCO meets regularly to review BB&T’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards.

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

BB&T Corporation          Page 27          Third Quarter 2002 10-Q

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

          The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months under the “most likely” interest rate scenario incorporated into the Interest Sensitivity Simulation computer model. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets, cash flows and maturities of derivative financial instruments, changes in market condition, loan volumes and pricing, deposit sensitivity, customer preferences and capital plans. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

Interest Sensitivity Simulation Analysis
September 30, 2002

Interest
Rate		Annualized
Scenario		Hypothetical
		Percentage
Linear		Change in
Change in	Prime	Net Interest
Prime Rate	Rate	Income

+3.00%	7.75%	1.51%
+1.50	6.25	0.83
-1.50	3.25	-2.99
-3.00	1.75	-3.47

          Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income, using the most likely interest rate scenario, of 3% for a 150 basis point parallel change in interest rates over six months and 6% for a 300 basis point change over 12 months. It is management’s ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings as evidenced by the preceding table. At September 30, 2002, the sensitivity of BB&T’s net interest income to changes in interest rates was within the guidelines established by management, as illustrated in the accompanying table.

BB&T Corporation          Page 28          Third Quarter 2002 10-Q

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

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with “investment grade” credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure at September 30, 2002 was not material.

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. On September 30, 2002, BB&T had derivative financial instruments outstanding with notional amounts totaling $9.5 billion. The estimated fair value of open contracts reflected net unrealized gains of $79.4 million at September 30, 2002.

          The following table sets forth certain information concerning BB&T’s derivative financial instruments at September 30, 2002:

Derivative Financial Instruments
September 30, 2002
(Dollars in thousands)

		Average	Average
	Notional	Receive	Pay	Estimated
Type	Amount	Rate	Rate	Fair Value

Receive fixed swaps	$3,083,711	4.06%	1.83%	$121,122
Pay fixed swaps	307,328	1.89	4.84	(12,322)
Caps, floors & collars	1,316,050	--	--	12,753
Foreign exchange contracts	136,486	--	--	(162)
Forward contracts and futures	3,398,105	--	--	(40,424)
Interest rate lock commitments	965,052	--	--	--
Options on contracts purchased	270,000	--	--	(1,587)

Total	$9,476,732			$79,380

Back to Index

BB&T Corporation          Page 29          Third Quarter 2002 10-Q

CAPITAL ADEQUACY AND RESOURCES

          The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T’s principal goals related to capital management are to provide an adequate return to shareholders while retaining a sufficient base to support future growth and comply with all regulatory standards.

          Total shareholders’ equity was $7.5 billion at September 30, 2002, and $6.2 billion at December 31, 2001. BB&T’s book value per common share at September 30, 2002 was $15.68 compared to $13.50 at December 31, 2001.

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

          BB&T’s capital ratios at the end of the last five quarters are presented in the accompanying table:

CAPITAL RATIOS

	2002			2001

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

Risk-based capital ratios:
Tier 1 capital	9.7%	9.7%	9.9%	9.8%	9.6%
Total capital	13.5	12.8	13.3	13.3	13.2
Tier 1 leverage ratio	7.3	7.3	7.7	7.2	7.1

Back to Index

BB&T Corporation          Page 30          Third Quarter 2002 10-Q

ANALYSIS OF RESULTS OF OPERATIONS

          Net income for the third quarter of 2002 totaled $328.2 million, an increase of 47.8% compared to the $222.0 million earned during the comparable quarter of 2001. On a diluted per share basis, earnings for the three months ended September 30, 2002, were $.68, compared to $.48 for the same period in 2001, an increase of 41.7%. BB&T’s operating results for the third quarter of 2002 produced an annualized return on average assets of 1.68% and an annualized return on average shareholders’ equity of 17.66% compared to prior year ratios of 1.27% and 14.92%, respectively.

          Net income for the nine months ended September 30, 2002, totaled $965.8 million, an increase of $270.1 million, or 38.8%, compared to the $695.7 million earned during the comparable period of 2001. On a diluted per share basis, earnings for the nine months ended September 30, 2002, were $2.02 compared to $1.51 for the same period in 2001, an increase of 33.8%. BB&T’s operating results for the first nine months of 2002 produced an annualized return on average assets of 1.72% and an annualized return on average shareholders’ equity of 18.44% compared to prior year ratios of 1.36% and 16.36%, respectively.

          The following table sets forth selected financial ratios for the last five calendar quarters:

Profitability Measures

	2002			2001

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

Return on average assets	1.68%	1.74%	1.76%	1.56%	1.27%
Return on average equity	17.66	18.38	19.41	17.93	14.92
Net interest margin	4.25	4.27	4.26	4.20	4.18

          BB&T recorded certain merger-related and restructuring costs during both 2002 and 2001. For the third quarter of 2002, BB&T recorded $7.8 million in net after-tax charges primarily associated with the mergers of Regional, AREA and MidAmerica, as well as systems conversion costs related to other mergers. During the third quarter of 2001, BB&T incurred $61.5 million in net after-tax charges primarily associated with the acquisition of F&M National Corporation (“F&M”), and systems conversion costs related to other mergers. Merger-related and restructuring charges typically include, but are not limited to, personnel-related expenses such as staff relocation, severance benefits, early retirement packages and contract settlements; occupancy, furniture and equipment expenses including branch consolidation; and other costs, such as asset write-offs, professional fees, etc.

          For the nine months ended September 30, 2002, BB&T incurred $18.2 million in net after-tax charges primarily associated with the mergers of Regional, AREA, MidAmerica and CFBC, as well as systems conversion costs related to other mergers. For the nine months ended September 30, 2001, BB&T incurred $116.7 million in net after-tax charges primarily associated with the mergers of FCNB Corp. (“FCNB”), Century South Banks, Inc. (“CSBI”) and F&M, and systems conversion costs related to other mergers. Additionally, during the first quarter of 2002, BB&T recorded a $9.8 million gain resulting from the implementation of SFAS No. 141, which required any existing negative goodwill to be recognized as income effective January 1, 2002. This gain is classified separately as a cumulative effect of change in accounting principle.

BB&T Corporation          Page 31          Third Quarter 2002 10-Q

Merger-Related and Restructuring Charges

          During the third quarter of 2002, BB&T recorded pre-tax merger-related and restructuring charges of $12.7 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. These expenses were recorded in connection with the third quarter acquisition of Regional as well as the third quarter conversions of AREA and MidAmerica. For the first nine months of 2002, BB&T recorded pre-tax merger-related and restructuring charges of $28.9 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses.

          During the third quarter of 2001, in connection with the acquisitions of CSBI, F&M and Bank First Corporation, the Company recorded pre-tax merger-related and restructuring charges of $67.2 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. For the first nine months of 2001, BB&T recorded $175.2 million of pre-tax merger-related and restructuring charges, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses.

          The following table presents the components of merger-related and restructuring charges included in noninterest expenses. This table includes increases to previously recorded merger-related accruals and period expenses for merger-related items that must be expensed as incurred. Items that are required to be expensed as incurred include certain systems conversion, data processing, training, travel and other costs.

Summary of Merger-Related and Restructuring Charges
(Dollars in thousands)

	For the Nine Months Ended September 30,

	2002	2001

Severance and personnel-related costs	$2,326	$41,329
Occupancy and equipment charges	8,475	47,148
Marketing and public relations	7,834	11,569
Systems conversions, asset write-offs,
conforming policies and other	10,232	75,202

Total	$28,867	$175,248

          Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination, which typically occurs in corporate support and data processing functions.

BB&T Corporation          Page 32          Third Quarter 2002 10-Q

          Occupancy and equipment charges represent merger-related costs associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment. Systems conversions and related charges include expenses necessary to convert and combine the acquired branches and operations of merged companies. Marketing and public relations costs represent direct media advertising relative to the acquisitions and local charitable contributions that are required by the merger agreements. The other merger-related charges are composed of asset and supply inventory write-offs, which are primarily composed of unreconciled differences in an acquired institution’s accounts or unreconciled differences identified during systems conversions, litigation accruals, costs to conform an acquired institution’s accounting policies to those of BB&T and other similar charges.

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

Summary of Merger-Related and Restructuring Accrual Activity
(Dollars in thousands)

	One Valley Bancorp, Inc.

	Balance		Balance		Balance
	December 31,	Utilized in	December 31,	Utilized in	September 30,
	2000	2001	2001	2002	2002

Severance and personnel-related charges	$3,719	$3,719	$--	$--	$--
Occupancy and equipment charges	4,737	97	4,640	3,912	728
Systems conversions and related charges	128	117	11	11	--
Other merger-related charges	10,009	10,009	--	--	--

Total	$18,593	$13,942	$4,651	$3,923	$728

BB&T Corporation          Page 33          Third Quarter 2002 10-Q

	F&M National Corporation

			Balance			Balance
	Expensed in	Utilized in	December 31,	Expensed in	Utilized in	September 30,
	2001	2001	2001	2002	2002	2002

Severance and personnel-related charges	$15,830	$4,775	$11,055	$--	$10,511	$544
Occupancy and equipment charges	20,455	9,463	10,992	--	275	10,717
Systems conversions and related charges	5,165	790	4,375	2,800	7,175	--
Other merger-related charges	11,099	7,989	3,110	--	1,333	1,777

Total	$52,549	$23,017	$29,532	$2,800	$19,294	$13,038

          The remaining accruals at September 30, 2002 for One Valley Bancorp, Inc. and F&M National Corporation, Inc. are related primarily to costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future upon termination of the various leases and sale of duplicate property.

          Activity with respect to the merger and restructuring accruals for all other mergers, which are discussed above, is presented in the accompanying table:

	All Other Merger Activity

	Balance			Balance			Balance
	December 31,	Additions in	Utilized in	December 31,	Additions in	Utilized in	September 30,
	2000	2001	2001	2001	2002	2002	2002

Severance and personnel-related charges	$9,317	$33,956	$22,957	$20,316	$35,726	$35,194	$20,848
Occupancy and equipment charges	16,602	18,514	13,685	21,431	30,673	21,081	31,023
Systems conversions and related charges	3,601	11,935	8,583	6,953	9,453	11,055	5,351
Other merger-related charges	7,711	16,237	11,948	12,000	18,274	16,611	13,663

Total	$37,231	$80,642	$57,173	$60,700	$94,126	$83,941	$70,885

          The liabilities for severance and personnel-related costs relate to severance liabilities that will be paid out based on such factors as expected termination dates, the provisions of employment contracts and the terms of BB&T’s severance plans. The remaining occupancy and equipment accruals relate to costs to exit certain leases and to dispose of excess facilities and equipment. This liability will be utilized upon termination of the various leases and sale of duplicate property. The liabilities associated with systems conversions relate to termination penalties on contracts with information technology service providers. These liabilities will be utilized as the contracts are paid out and expire. The other merger-related liabilities relate to asset and supply inventory write-offs, litigation accruals, accruals to conform the accounting policies of acquired institutions to those of BB&T, and other similar charges.

          Because BB&T often has multiple merger integrations in process, and, due to limited resources, must schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals may cover an extended period of time. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated regularly and adjusted up or down as necessary. No material adjustments to merger-related accruals were recorded for any of the periods presented.

BB&T Corporation          Page 34          Third Quarter 2002 10-Q

Net Interest Income and Net Interest Margin

          Net interest income on a fully taxable equivalent (“FTE”) basis was $742.7 million for the third quarter of 2002 compared to $667.3 million for the same period in 2001, an increase of $75.4 million, or 11.3%. For the three months ended September 30, 2002, average earning assets increased $6.0 billion, or 9.5%, compared to the same period of 2001, while average interest-bearing liabilities increased by $4.9 billion, or 8.8%, and the net interest margin increased from 4.18% in the third quarter of 2001 to 4.25% in the current quarter. The seven basis point increase in the net interest margin was a result of the average cost of funds decreasing faster than yields earned on interest-earning assets. The average cost of funds in the third quarter of 2002 decreased 143 basis points compared to the third quarter of 2001, while the average yield earned on interest-earning assets decreased 120 basis points, increasing the interest rate spread by 23 basis points.

          For the nine months ended September 30, 2002, net interest income on an FTE basis was $2.2 billion compared to $1.9 billion for the same period in 2001, an increase of $205.6 million, or 10.5%. Average interest earning assets for the nine months ended September 30, 2002, increased $5.0 billion, or 8.1%, while interest-bearing liabilities increased $3.9 billion, or 7.1%, compared to the first nine months of 2001. The net interest margin for the nine months ended September 30, 2002, was 4.26%, up from 4.16% in the first nine months of 2001. The increase resulted principally from the same factors that affected the quarterly comparison described above.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the third quarter and first nine months of 2002 compared to the same periods in 2001, and the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation          Page 35          Third Quarter 2002 10-Q

Net Interest Income and Rate / Volume Analysis
For the Three Months Ended September 30, 2002 and 2001

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

Fully Taxable Equivalent - (Dollars in thousands)	2002	2001	2002	2001	2002	2001	(Decrease)	Rate (6)	Volume (6)

Assets
Securities (1):
U.S. Treasury, government and other (5)	$16,675,988	$14,974,350	6.02%	6.94%	$250,917	$259,754	$(8,837)	$(36,849)	$28,012
States and political subdivisions	898,930	1,041,310	7.45	7.44	16,750	19,366	(2,616)	59	(2,675)

Total securities (5)	17,574,918	16,015,660	6.09	6.97	267,667	279,120	(11,453)	(36,790)	25,337
Other earning assets (2)	456,474	437,959	1.67	3.18	1,922	3,514	(1,592)	(1,735)	143
Loans and leases, net
of unearned income (1)(3)(4)(5)	51,628,276	47,183,864	6.91	8.22	897,969	976,449	(78,480)	(165,004)	86,524

Total earning assets	69,659,668	63,637,483	6.67	7.87	1,167,558	1,259,083	(91,525)	(203,529)	112,004

Non-earning assets	7,911,563	5,953,099

Total assets	$77,571,231	$69,590,582

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$3,350,476	$3,313,821	0.77	1.38	6,518	11,566	(5,048)	(5,175)	127
Money rate savings	15,110,502	12,654,015	1.17	2.24	44,545	71,341	(26,796)	(38,734)	11,938
Certificates of deposit and other time deposits	24,708,799	22,237,050	3.26	5.33	203,185	298,502	(95,317)	(125,631)	30,314

Total interest-bearing deposits	43,169,777	38,204,886	2.34	3.96	254,248	381,409	(127,161)	(169,540)	42,379
Short-term borrowed funds	5,245,126	6,451,865	1.83	3.44	24,140	55,913	(31,773)	(22,713)	(9,060)
Long-term debt	12,313,297	11,174,903	4.73	5.49	146,515	154,498	(7,983)	(22,490)	14,507

Total interest-bearing liabilities	60,728,200	55,831,654	2.78	4.21	424,903	591,820	(166,917)	(214,743)	47,826

Noninterest-bearing deposits	7,383,310	6,319,783
Other liabilities	2,089,417	1,535,842
Shareholders' equity	7,370,304	5,903,303

Total liabilities and
shareholders' equity	$77,571,231	$69,590,582

Average interest rate spread			3.89	3.66
Net yield on earning assets			4.25	4.18	$742,655	$667,263	$75,392	$11,214	$64,178

Taxable equivalent adjustment					$40,563	$45,572

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

BB&T Corporation          Page 36          Third Quarter 2002 10-Q

Net Interest Income and Rate / Volume Analysis
For the Nine Months Ended September 30, 2002 and 2001

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

Fully Taxable Equivalent - (Dollars in thousands)	2002	2001	2002	2001	2002	2001	(Decrease)	Rate (6)	Volume (6)

Assets
Securities (1):
U.S. Treasury, government and other (5)	$16,268,763	$14,697,384	6.26%	7.11%	$763,500	$783,776	$(20,276)	$(99,064)	$78,788
States and political subdivisions	951,924	1,070,435	7.47	7.34	53,330	58,956	(5,626)	980	(6,606)

Total securities (5)	17,220,687	15,767,819	6.32	7.13	816,830	842,732	(25,902)	(98,084)	72,182
Other earning assets (2)	422,283	456,624	1.89	4.38	5,969	14,957	(8,988)	(7,938)	(1,050)
Loans and leases, net
of unearned income (1)(3)(4)(5)	49,923,043	46,306,573	7.02	8.67	2,623,786	3,003,315	(379,529)	(604,819)	225,290

Total earning assets	67,566,013	62,531,016	6.81	8.25	3,446,585	3,861,004	(414,419)	(710,841)	296,422

Non-earning assets	7,320,021	5,689,700

Total assets	$74,886,034	$68,220,716

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$3,373,876	$3,402,376	0.78	1.60	19,647	40,695	(21,048)	(20,710)	(338)
Money rate savings	14,488,268	12,264,082	1.15	2.83	124,205	259,191	(134,986)	(175,460)	40,474
Certificates of deposit and other time deposits	23,673,182	22,274,779	3.55	5.71	628,185	950,851	(322,666)	(379,146)	56,480

Total interest-bearing deposits	41,535,326	37,941,237	2.49	4.41	772,037	1,250,737	(478,700)	(575,316)	96,616
Short-term borrowed funds	5,652,086	6,209,027	1.82	4.37	77,053	202,864	(125,811)	(109,029)	(16,782)
Long-term debt	11,727,122	10,874,438	5.04	5.63	442,343	457,864	(15,521)	(49,817)	34,296

Total interest-bearing liabilities	58,914,534	55,024,702	2.93	4.64	1,291,433	1,911,465	(620,032)	(734,162)	114,130

Noninterest-bearing deposits	7,016,475	6,087,488
Other liabilities	1,953,061	1,423,661
Shareholders' equity	7,001,964	5,684,865

Total liabilities and
shareholders' equity	$74,886,034	$68,220,716

Average interest rate spread			3.88	3.61
Net yield on earning assets			4.26	4.16	$2,155,152	$1,949,539	$205,613	$23,321	$182,292

Taxable equivalent adjustment					$115,763	$147,927

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

BB&T Corporation          Page 37          Third Quarter 2002 10-Q

Noninterest Income

          Noninterest income for the three months ended September 30, 2002, was $422.2 million compared to $336.0 million for the same period in 2001, an increase of $86.3 million, or 25.7%. Noninterest income increased primarily due to substantial growth in gains from sales of securities available for sale, insurance commissions from BB&T’s agency network, growth in service charges on deposits, and higher investment banking and brokerage fees and commissions. For the nine months ended September 30, 2002, noninterest income was $1.2 billion, an increase of $186.4 million, or 18.4%, compared to the same period in 2001. The increase in noninterest income for the period ended September 30, 2002, resulted primarily from growth in service charges on deposits, growth in insurance commissions from BB&T’s agency network, and higher investment banking and brokerage fees and commissions.

          Service charges on deposits totaled $104.8 million for the third quarter of 2002, an increase of $16.4 million, or 18.6%, compared to the third quarter of 2001. For the first nine months of 2002, service charges on deposits totaled $296.8 million, an increase of $41.0 million, or 16.0%, compared to the first nine months of 2001. The largest contributors to the growth within service charges on deposits in the third quarter of 2002 compared to 2001 were NSF and overdraft charges on personal accounts and account analysis fees on commercial accounts, which contributed $13.1 million and $3.3 million, respectively. The 16.0% increase in service charges on deposits for the first nine months of 2002 was also driven by NSF and overdraft charges, and commercial account analysis fees, which grew $26.0 million and $17.4 million, respectively, over the nine-month period.

          Trust income totaled $27.4 million for the current quarter, an increase of $4.5 million, or 19.4%, compared to the same period a year ago. For the first nine months of 2002, trust income totaled $74.7 million, an increase of $2.8 million, or 3.9%, compared to the same period in 2001. The increase in trust income was due primarily to an increase in the value of trust assets under management, which totaled $20.3 billion at September 30, 2002, up from $14.3 billion at September 30, 2001 as well as similar increases in mutual fund and estate management fees. These increases in trust assets under management and fees resulted from assets and income acquired through purchase acquisitions.

          Investment banking and brokerage fees and commissions totaled $47.9 million during the third quarter of 2002, an increase of $4.3 million, or 9.9%, compared to the third quarter of 2001. For the nine months, investment banking and brokerage fees and commissions totaled $156.8 million, an increase of $26.6 million, or 20.5%, compared to the same period in 2001. The increase in this category of revenue for the third quarter and the nine month period of 2002 resulted primarily from growth in revenues at Scott & Stringfellow, which contributed $3.6 million and $18.9 million of the increase for each period, respectively. In addition, growth in revenues from fixed income underwriting fees and higher trading and retail brokerage fees contributed to the increase.

BB&T Corporation          Page 38          Third Quarter 2002 10-Q

          Agency insurance commissions totaled $76.5 million for the third quarter of 2002, an increase of $32.4 million, or 73.4%, compared to the same three-month period of 2001. For the nine months, agency insurance commissions totaled $214.4 million, an increase of $83.3 million, or 63.5%, compared to the same period in 2001. The purchase of Cooney, Rikard & Curtin, Inc. (“CRC”), a wholesale insurance broker, in January 2002 contributed $25.7 million in revenue growth for the third quarter and $57.7 million for the first nine months of 2002. Also, property and casualty insurance commissions increased $4.6 million and group health insurance commissions increased $1.6 million compared with the third quarter of 2001. The 63.5% increase in agency insurance commissions for the first nine months of 2002 was driven by the same factors that affected quarterly growth.

          BB&T recorded a net loss from mortgage banking activities totaling $59.5 million for the third quarter of 2002, a decrease of $111.5 million, or 214.2%, compared to the same period of 2001. For the current quarter, servicing fee income increased $6.8 million; origination fees on loans sold increased $5.8 million; and gains from loan sales increased $7.3 million compared to the third quarter of 2001. Such increases reflect the continued growth in mortgage originations as a result of the low interest rate environment. However, these increases were offset by a $130.8 million valuation allowance recorded to reduce the carrying value of BB&T’s capitalized mortgage servicing rights as a result of the low interest rate environment and resulting high volume of mortgage refinancing activity. During the third quarter and nine months of 2002, BB&T originated $3.5 billion and $8.6 billion of mortgage loans, respectively, compared to $2.6 billion and $7.1 billion in originations during the same periods of 2001. For the first nine months of 2002, income from mortgage banking activities totaled $35.1 million, a decrease of $74.7 million, or 68.0%, compared to the same period in 2001. The decrease in year-to-date mortgage banking income also resulted from writedowns in the carrying value of BB&T’s capitalized mortgage servicing rights. For the nine months ended September 30, 2002, $156.4 million was added to the valuation allowance reducing mortgage income, compared to additions of $29.1 million to the valuation allowance during the same period of 2001. The reductions in the carrying value of the capitalized mortgage servicing rights as a result of the additions to the valuation allowance were offset by gains from sales of securities available for sale.

          Other nondeposit fees and commissions totaled $54.1 million for the third quarter of 2002, an increase of $5.5 million, or 11.4%, compared to the three months ended September 30, 2001. For the nine months, other nondeposit fees and commissions totaled $150.4 million, an increase of $9.6 million, or 6.8%, compared to the same period in 2001. The principal drivers of the third quarter increase were check card interchange fees and bankcard income, which increased $2.3 million and $2.2 million, respectively. The 6.8% increase in other nondeposit fees and commissions for the nine months of 2002 was primarily driven by the same factors that affected quarterly growth.

BB&T Corporation          Page 39          Third Quarter 2002 10-Q

          Net securities gains totaled $135.5 million for the third quarter of 2002, an increase of $133.1 million compared with the same period one year ago. For the nine months ended September 30, 2002 and 2001, net securities gains totaled $168.6 million and $91.8 million, respectively. BB&T sold available for sale securities totaling $2.0 billion in the third quarter and $2.6 billion in the first nine months of 2002, and realized net gains totaling $135.9 million in the third quarter and $169.0 million in the first nine months of 2002. The gains were taken to economically offset increases in the valuation allowance necessary to reduce the carrying value of BB&T’s capitalized mortgage servicing rights. In the first nine months of 2001, BB&T realized a pretax gain of $82.4 million on an investment in an electronic transaction processing company.

          Other income totaled $31.6 million for the third quarter of 2002, an increase of $.7 million, or 2.4%, compared with the same period one year ago. The more significant components of this increase were income from bank owned life insurance, which increased $7.6 million, a decrease in income from derivatives not designated as hedges of $5.0 million and a decrease in income of $1.0 million from the elimination of the amortization of negative goodwill in 2002. For the nine months ended 2002 and 2001, other income totaled $92.9 million and $73.9 million, respectively, with the increase resulting principally due to income from bank owned life insurance, which increased $18.5 million.

Noninterest Expense

          Noninterest expenses totaled $606.1 million for the third quarter of 2002 compared to $581.9 million for the same period a year ago, an increase of $24.2 million, or 4.2%. Noninterest expense for the third quarter of 2002 includes $12.7 million of pretax merger-related and restructuring expenses principally associated with the mergers of AREA, MidAmerica, and Regional. For the nine months ended September 30, 2002, noninterest expenses totaled $1.7 billion, an increase of $47.0 million, or 2.8%, over the same period one year ago. Noninterest expense for the nine months of 2002 includes $28.9 million of pretax merger-related and restructuring expenses.

          Personnel expense, the largest component of noninterest expense, was $323.1 million for the third quarter of 2002 compared to $281.8 million for the same period in 2001, an increase of $41.3 million, or 14.7%. This increase was primarily caused by the purchase acquisitions of CRC, MidAmerica and AREA, which added costs of $34.9 million. Additionally, pension plan expense increased $4.5 million and employee benefits expense increased $5.0 million. These increases in personnel expense were partially offset by a decrease of $3.2 million in annual incentive compensation expense. For the nine months, personnel expense totaled $947.6 million, an increase of $109.0 million, or 13.0%, compared to 2001. The increase resulted primarily from the same factors that produced the third quarter increase.

          Occupancy and equipment expense for the three months ended September 30, 2002, totaled $85.6 million, an increase of $6.3 million, or 8.0%, compared to 2001. The increase resulted primarily from higher information technology equipment expense of $2.1 million and rent on buildings and premises, which increased $1.8 million. Additionally, maintenance and utility expenses, and other furniture and equipment expenses increased by $1.2 million and $.7 million, respectively. For the nine months, occupancy and equipment expense totaled $253.7 million, an increase of $24.2 million, or 10.5%, compared to 2001. This increase was created by similar growth in the same categories that produced the quarterly increase.

BB&T Corporation          Page 40          Third Quarter 2002 10-Q

          The amortization of goodwill and other intangible assets totaled $7.1 million for the three months ended September 30, 2002, a decrease of $13.0 million, or 64.7%, from the amount incurred in the third quarter of 2001. For the first nine months of 2002, amortization of goodwill and other intangible assets totaled $17.7 million, a decrease of $38.6 million, or 68.6%, compared to 2001. This decrease is due to the adoption of SFAS No. 142, which ended the amortization of goodwill effective January 1, 2002.

          Other noninterest expenses for the third quarter of 2002 totaled $177.6 million, an increase of $44.0 million, or 32.9%, compared to 2001. The principal drivers of the increase were amortization of mortgage servicing rights, data processing software expense, taxes and licenses expense, and professional services expense, which increased $16.2 million, $3.8 million, $5.6 million, and $2.6 million, respectively. For the first nine months of 2002, other noninterest expenses totaled $483.4 million, an increase of $98.8 million, or 25.7%, compared with 2001. This increase was primarily driven by the same categories of expenses that affected the quarterly growth.

Provision for Income Taxes

          The provision for income taxes totaled $126.1 million for the third quarter of 2001, an increase of $40.8 million, or 47.9%, compared to the third quarter of 2001. For the first nine months of 2002, the provision for income taxes totaled $374.3 million, an increase of $97.3 million, or 35.1%, compared to 2001. BB&T’s effective income tax rates were 27.8% for the three months ended September 30, 2002 and 2001, and 28.1% and 28.5% for the nine months of 2002 and 2001, respectively.

          During the last three years, BB&T entered into option contracts which legally transferred part of the responsibility for the future residual management of certain leveraged lease investments including the future remarketing or re-leasing of these assets to a wholly-owned subsidiary in a foreign jurisdiction having a lower income tax rate, thereby lowering the effective income tax rate applicable to these lease investments. These option contracts provide that the foreign subsidiary may purchase the lease investments at expiration of the existing leveraged leases for a fixed price. As a result, a portion of the residual value included in the consolidated leveraged lease analysis should be taxed at a lower tax rate than originally anticipated, resulting in a change in the total net income from the lease. In accordance with SFAS No. 13, “Accounting for Leases”, the net income from the affected leases was recalculated from inception based on the new effective income tax rate. The recalculation had the effect of reducing net interest income by $8.4 million and the income tax provision by $16.5 million for the first nine months of 2002. BB&T intends to permanently reinvest the earnings of this subsidiary and, therefore, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, deferred income taxes associated with the foreign subsidiary arising from these transactions have not been provided.

BB&T Corporation          Page 41          Third Quarter 2002 10-Q

          BB&T transferred certain securities and real estate secured loans to a wholly owned subsidiary in exchange for additional common equity in the subsidiary. The transaction produced a difference between BB&T’s tax basis in the equity investment in the subsidiary and the assets transferred to the subsidiary, resulting in a net reduction in the income tax provision of $26.0 million for the first nine months of 2002.

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

Back to Index

Item 4.  Controls and Procedures

          Evaluation of disclosure controls and procedures

          Within 90 days prior to the date of this report, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-14 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

          Changes in internal controls

          There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

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

Back to Index

BB&T Corporation          Page 42          Third Quarter 2002 10-Q

Item 2.  Changes in Securities and the Use of Proceeds

          The following information is provided in response to Item 2(c) of Form 10-Q and Item 701 of Regulation S-K:

(a)	On September 13, 2002, we sold 7,265,521 shares of our common stock (the “Shares”).

(b)

We issued the Shares to Regional Investment Fund, Ltd. (the "Fund"), as the sole shareholder of Regional Financial Corporation ("Regional Financial"), in connection with our acquisition of Regional Financial.

(c)	We issued the Shares to the Fund in exchange for all of the shares of Regional Financial.

(d)

We offered and sold the Shares in reliance on Section 4(2) of the Securities Act of 1933. Neither we nor anyone on our behalf engaged in any public solicitation or public advertisement in connection with the offer and sale of the Shares. The Fund is a sophisticated investor with substantial assets. We provided the Fund with access to information sufficient to enable the Fund to make an informed investment decision. The Fund acquired the Shares with an intent not to resell or distribute the Shares except in accordance with an applicable exemption from registration or an effective registration statement under the Securities Act. After the parties entered into a merger agreement on August 23, 2002 and the Fund became irrevocably committed to acquire the Shares, subject to the satisfaction of customary closing conditions, we filed a registration statement on Form S-3 (file no. 333-98675) with respect to Fund’s resale of the Shares. The Commission declared the registration statement effective on September 10, 2002. Upon the closing of our acquisition of Regional Financial on September 13, 2002, the Fund distributed the Shares to its limited partners, and we filed with the Commission a prospectus supplement identifying the Fund’s limited partners as selling shareholders.

(e)	The Shares are not convertible into or exchangeable or otherwise exercisable for other equity securities.

(f)	The requirement of Item 701(f) regarding the use of proceeds is not applicable.

Back to Index

BB&T Corporation          Page 43          Third Quarter 2002 10-Q

Item 6.   Exhibits and Reports on Form 8-K

EXHIBIT INDEX

Exhibit No.	Description	Location

2(a)	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(b)	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(c)	Agreement and Plan of Reorganization dated as of November 1, 1996 between the Registrant and United Carolina Bancshares Corporation, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

2(d)	Agreement of Plan of Reorganization dated as of October 29, 1997 between the Registrant and Life Bancorp, Inc.	Incorporated herein by reference to Registration No. 33-44183.

2(e)	Agreement and Plan of Reorganization dated as of February 6, 2000 between the Registrant and One Valley Bancorp, Inc.	Incorporated herein by reference to Exhibit 99.1 filed in the Current Report on Form 8-K, dated February 9, 2000

3(a)(i)	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

BB&T Corporation          Page 44          Third Quarter 2002 10-Q

3(a)(ii)	Articles of Amendment of Articles of Incorporation.	Incorporated herein by reference to Exhibit 3(a)(ii) filed in the Annual Report on Form 10-K, filed March 18, 1998

3(b)(i)	Bylaws of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(b) filed in the Annual Report on Form 10-K, filed March 18, 1998

3(b)(ii)	Incorporated herein by reference to Exhibit 3(b)(ii) filed in the Quarterly Report on Form 10-Q, filed May 13, 2002.	Incorporated herein by reference to Exhibit 3(b)(ii) filed in the Quarterly Report on Form 10-Q, filed May 13, 2002.

4(a)	Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant related to Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

4(b)	Rights Agreement dated as of December 17, 1996 between the Registrant and Branch Banking and Trust Company, Rights Agent.	Incorporated herein by reference to Exhibit 1 filed under Form 8-A, filed January 10, 1997.

4(c)	Subordinated Indenture (including Form of Subordinated Debt Security) between the Registrant and State Street Bank and Trust Company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Registration No. 333-02899.

4(d)	Senior Indenture (including Form of Senior Debt Security) between the Registrant and State Street Bank and Trust company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Registration No. 333-02899.

10 (a)*	Death Benefit Only Plan, Dated April 23, 1990, by and between Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration No. 33-33984.

BB&T Corporation          Page 45          Third Quarter 2002 10-Q

10 (b)*	BB&T Corporation Non-Employee Directors' Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K, filed March 17, 1997.

10 (c)*	BB&T Corporation 1994 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Registration No. 33-57865.

10 (d)*	Settlement and Non-Compete Agreement, dated February 28, 1995, by and between the Registrant and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration No. 33-56437.

10 (e)*	Settlement Agreement, Waiver and General Release dated September 19, 1994, by and between the Registrant, Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and Gary E. Carlton.	Incorporated herein by reference to Registration No. 33-56437.

10 (f)	BB&T Corporation 401(k) Savings Plan (restated effective January 1, 2000, and subsequently amended).	Incorporated herein by reference to Exhibit 10(f) filed in the Annual Report on Form 10-K, filed March 16, 2001.

10 (g)*	BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10(g) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10 (h)*	Branch Banking and Trust Company Long-Term Incentive Plan.	Incorporated by reference to the identified exhibit under the Quarterly Report on Form 10-Q, filed May 14, 1991.

BB&T Corporation          Page 46          Third Quarter 2002 10-Q

10 (i)*	Branch Banking and Trust Company Executive Incentive Compensation Plan.	Incorporated by reference to the identified exhibit under the Annual Report on Form 10-K, filed February 22, 1985.

10 (j)*	Southern National Deferred Compensation Plan for Key Executives.	Incorporated herein by reference to Exhibit 10(j) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10 (k)*	BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10(k) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10 (l)*	BB&T Corporation Supplemental Executive Retirement Plan.	Incorporated herein by reference to Exhibit 10(l) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10 (m)*	Settlement and Noncompetition Agreement, dated July 1, 1997, by and between the Registrant and E. Rhone Sasser.	Incorporated herein by reference to Exhibit 10(m) filed in the Annual Report on Form 10-K, filed March 18, 1998.

10 (n)*	BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees (amended and restated effective November 1, 2001).	Incorporated herein by Reference to Exhibit 10 (n) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10 (o)*	Scott & Stringfellow, Inc. Executive and Employee Retention Plan.	Incorporated herein by reference to Registration No. 333-81471.

BB&T Corporation          Page 47          Third Quarter 2002 10-Q

10 (p)*	BB&T Corporation Non-Qualified Defined Contribution Plan (amended and restated November 1, 2001).	Incorporated herein by reference to Exhibit 10 (p) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10 (q)*	BB&T Corporation Amended and Restated 1996 Short-term Incentive Plan.	Incorporated herein by reference to Exhibit 10(q) of the Annual Report on Form 10-K, filed on March 16, 2001.

10 (r)*	Amendment to 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Registration No. 333-36540.

10 (s)*	Employment Agreement dated February 6, 2000, by and between the Registrant and J. Holmes Morrison.	Incorporated herein by reference to Exhibit 10(s) of the Annual Report on Form 10-K, filed on March 16, 2001.

10 (t)	BB&T Corporation Pension Plan (restated effective January 1, 2000, and subsequently amended).	Incorporated herein by reference to Exhibit 10(t) of the Annual Report on Form 10-K, filed on March 16, 2001.

10 (u)*	Amendment to BB&T Corporation Nonqualified Defined Contribution Plan.	Incorporated herein by reference to Exhibit 10(u) of the Annual Report on Form 10-K, filed on March 16, 2001.

10 (v)*	BB&T Corporation Non-Employee Directors' Deferred Compensation and Stock Option Plan (amended and restated effective November 1, 2001).	Incorporated herein by reference to Exhibit 10 (v) filed in the Annual Report on Form 10-K, filed March 15, 2002.

BB&T Corporation          Page 48          Third Quarter 2002 10-Q

10 (w)*	Amendment to the BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees.	Incorporated herein by reference to Exhibit 10(w) of the Annual Report on Form 10-K, filed on March 16, 2001.

10 (x)*	BB&T Corporation Non-Qualified Deferred Compensation Trust (amended and restated effective Incorporated herein by reference to Exhibit November 1, 2001).	10 (x) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10 (y)*	2001 Declaration of Amendment to BB&T Corporation Non-Employee Directors' Deferred Compensation and Stock Option Plan	Incorporated herein by reference to Exhibit 10 (y) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10 (z)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and John A. Allison IV	Incorporated by reference to 10 (z) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10 (aa)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and W. Kendall Chalk	Incorporated by reference to 10 (aa) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10 (ab)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Robert E. Greene	Incorporated by reference to 10 (ab) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10 (ac)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Sherry A. Kellett	Incorporated by reference to 10 (ac) in the Quarterly Report on Form 10-Q filed May 13, 2002.

BB&T Corporation          Page 49          Third Quarter 2002 10-Q

10 (ad)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Kelly S. King	Incorporated by reference to 10 (ad) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10 (ae)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Scott E. Reed	Incorporated by reference to the identified exhibit under the Quarterly Report on Form 10-Q filed May 13, 2002.

10 (af)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Henry G. Williamson, Jr.	Incorporated by reference to 10 (ae) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10 (ag)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and C. Leon Wilson, III	Incorporated by reference to 10 (ag) in the Quarterly Report on Form 10-Q filed May 13, 2002.

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note E.

22	Proxy Statement for the 2002 Annual Meeting of Shareholders.	Incorporated herein by reference to BB&T's Definitive Proxy Statement filed on Schedule 14A on March 21, 2002.

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

* Management compensatory plan or arrangement.

(b)	Current Reports on Form 8-K during and following the quarter ended September 30, 2002.

BB&T Corporation          Page 50          Third Quarter 2002 10-Q

          On July 11, 2002, BB&T filed a Current Report on Form 8-K under Item 9 to report the results of operations for the second quarter of 2002. On August 13, 2002, BB&T filed a Current Report on Form 8-K under Item 9 to furnish the Statements Under Oath of its Principal Executive Officer and its Principal Financial Officer Regarding Facts and Circumstances Related to Exchange Act Filings. On September 4, 2002, BB&T furnished a Current Report on Form 8-K under Item 9 to furnish presentation materials related to an investor conference held on September 4, 2002. On September 24, 2002, BB&T filed a Current Report on Form 8-K under Item 5 to file the underwriting agreement related to BB&T’s public offering of $500 million subordinated notes. On September 27, 2002, BB&T furnished a Current Report on Form 8-K under Item 9 to announce that BB&T had entered into a definitive agreement to acquire Equitable Bank of Wheaton, Maryland and to furnish certain presentation material related to this transaction. On October 3, 2002, BB&T furnished a Current Report on Form 8-K under Item 9 to announce that BB&T had entered into a definitive agreement to acquire FloridaFirst Bancorp, Inc. of Lakeland, Florida and to file certain presentation material related to this transaction. On October 11, 2002, BB&T filed a Current Report on Form 8-K under Item 9 to report the results of operations for the third quarter of 2002. On October 31, 2002, BB&T filed a Current Report on Form 8-K under Item 5 to announce that the agreement to acquire FloridaFirst Bancorp, Inc. entered into on October 3, 2002 has been terminated.

Back to Index

BB&T Corporation          Page 51          Second Quarter 2002 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date: November 14, 2002	By: /s/ Scott E. Reed
Scott E. Reed, Senior Executive Vice
President and Chief Financial Officer

Date: November 14, 2002	By: /s/ Sherry A. Kellett
Sherry A. Kellett, Senior Executive Vice
President and Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation          Page 52          Second Quarter 2002 10-Q

FORM 10-Q CERTIFICATION

I, John A. Allison, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of BB&T Corporation;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

BB&T Corporation          Page 53          Second Quarter 2002 10-Q

6.      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ John A. Allison, IV
John A. Allison, IV
Chairman and Chief Executive Officer

Back to Index

BB&T Corporation          Page 54          Second Quarter 2002 10-Q

FORM 10-Q CERTIFICATION

I, Scott E. Reed, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of BB&T Corporation;

2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

BB&T Corporation          Page 55          Second Quarter 2002 10-Q

6.      The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Scott E. Reed
Scott E. Reed
Senior Executive Vice President and
Chief Financial Officer

BB&T Corporation          Page 56          Second Quarter 2002 10-Q

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Allison, IV, state and attest that:

(1)	I am the Chairman and Chief Executive Officer of BB&T Corporation (the "issuer").

(2)

Accompanying this certification is BB&T Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, a periodic report (the “periodic report”) filed by the issuer with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), which contains financial statements.

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

/s/ John A. Allison, IV

John A. Allison, IV
Chairman and Chief Executive Officer
November 14, 2002

BB&T Corporation          Page 57          Second Quarter 2002 10-Q

Back to Exhibit Index

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Scott E. Reed, state and attest that:

(1)	I am the Chief Financial Officer of BB&T Corporation (the "issuer").

(2)

Accompanying this certification is BB&T Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, a periodic report (the “periodic report”) filed by the issuer with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), which contains financial statements.

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

/s/ Scott E. Reed

Scott E. Reed
Senior Executive Vice President and
Chief Financial Officer
November 14, 2002

BB&T Corporation          Page 58          Second Quarter 2002 10-Q

Back to Exhibit Index