Form 10-Q
period 2002-03-31
BB&T CORP
filed 2003-01-14
CIK 92230

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

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]   No  [__]

At April 30, 2002, 479,237,864 shares of the registrant's common stock, $5 par value, were outstanding.

This Form 10-Q has 45 pages excluding exhibits. The Exhibit Index begins on page 38.

BB&T CORPORATION

FORM 10-Q

March 31, 2002

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
Assets
Cash and due from banks	$ 1,471,127	$ 1,871,437
Interest-bearing deposits with banks	63,344	114,749
Federal funds sold and securities purchased under resale agreements or
similar arrangements	269,691	246,040
Trading securities at fair value	143,976	97,675
Securities available for sale at fair value	17,515,228	16,621,684
Securities held to maturity (approximate fair values of $44,164 at
March 31, 2002, and $40,488 at December 31, 2001)	44,189	40,496
Loans held for sale	1,333,917	1,907,416
Loans and leases, net of unearned income	48,822,660	45,535,757
Allowance for loan and lease losses	(705,905)	(644,418)

Loans and leases, net	48,116,755	44,891,339

Premises and equipment, net of accumulated depreciation	1,048,825	989,611
Goodwill and other intangibles	1,567,943	934,359
Other assets	3,374,725	3,155,139

Total assets	$ 74,949,720	$ 70,869,945

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$ 7,142,729	$ 6,939,640
Savings and interest checking	3,287,663	3,013,702
Money rate savings	14,894,883	13,902,088
Certificates of deposit and other time deposits	23,145,964	20,877,845

Total deposits	48,471,239	44,733,275

Short-term borrowed funds	6,043,367	6,649,100
Long-term debt	11,444,091	11,721,076
Accounts payable and other liabilities	1,935,605	1,616,285

Total liabilities	67,894,302	64,719,736

Shareholders' equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued and
outstanding	--	--
Common stock, $5 par, 1,000,000,000 shares authorized;
issued and outstanding 481,195,674 at March 31, 2002, and
455,682,560 at December 31, 2001	2,405,978	2,278,413
Additional paid-in capital	1,145,878	418,565
Retained earnings	3,334,186	3,148,501
Unvested restricted stock	(1,793)	(2,669)
Accumulated other comprehensive income, net of deferred income
taxes of $113,551 at March 31, 2002, and $201,207 at December 31, 2001	171,169	307,399

Total shareholders' equity	7,055,418	6,150,209

Total liabilities and shareholders' equity	$ 74,949,720	$ 70,869,945

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,

	2002	2001

Interest Income
Interest and fees on loans and leases	$831,451	$1,004,427
Interest and dividends on securities	247,689	260,667
Interest on short-term investments	2,493	6,455

Total interest income	1,081,633	1,271,549

Interest Expense
Interest on deposits	259,602	447,467
Interest on short-term borrowed funds	26,449	88,700
Interest on long-term debt	148,310	149,928

Total interest expense	434,361	686,095

Net Interest Income	647,272	585,454
Provision for loan and lease losses	56,500	42,020

Net Interest Income After Provision for Loan and Lease Losses	590,772	543,434

Noninterest Income
Service charges on deposit accounts	90,162	79,452
Investment banking and brokerage fees and commissions	52,893	43,708
Mortgage banking income	50,562	6,192
Trust income	23,128	25,076
Agency insurance commissions	63,883	41,953
Other insurance commissions	3,485	2,840
Other nondeposit fees and commissions	44,116	44,440
Securities gains (losses), net	13,407	72,684
Other income	33,084	15,666

Total noninterest income	374,720	332,011

Noninterest Expense
Personnel expense	305,622	286,258
Occupancy and equipment expense	86,194	82,557
Amortization of intangibles	4,351	17,871
Other noninterest expense	152,143	151,812

Total noninterest expense	548,310	538,498

Earnings
Income before income taxes and change in accounting principle	417,182	336,947
Provision for income taxes	117,317	100,447

Income before cumulative effect of change in accounting principle	299,865	236,500
Cumulative effect of change in accounting principle	9,780	--

Net income	$309,645	$236,500

Per Common Share
Basic Earnings:
Income before cumulative effect of change in accounting principle	$.65	$.52
Cumulative effect of change in accounting principle	.02	--

Net Income	$.67	$.52

Diluted Earnings:
Income before cumulative effect of change in accounting principle	$.64	$.51
Cumulative effect of change in accounting principle	.02	--

Net Income	$.66	$.51

Cash dividends paid	$.26	$.23

Average Shares Outstanding
Basic	462,902,144	452,634,896

Diluted	468,604,312	459,429,071

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supersedes APB Opinion No. 17, “Intangible Assets.” SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Statement eliminates the requirement to amortize goodwill and other intangible assets that have indefinite useful lives, instead requiring that the assets be tested at least annually for impairment based on the specific guidance in the Statement. BB&T adopted the provisions of the Statement effective January 1, 2002, as required, and applied the provisions of the Statement to all goodwill and other intangible assets recognized in the financial statements. The impact of adoption was reflected as a cumulative effect of a change in accounting principle in the Consolidated Statements of Income, resulting from the reversal of unamortized negative goodwill. Following the adoption of SFAS No. 142, BB&T expects the amortization of goodwill and other intangibles to be reduced by approximately $50 million for 2002. SFAS No. 142 also requires a transitional impairment test of all goodwill and other indefinite-lived intangible assets in conjunction with its initial application. The Statement requires this test to be performed prior to June 30, 2002, and requires any resulting impairment loss to be reported as a change in accounting principle. BB&T has completed transitional impairment tests on its goodwill assets and, based on the results of these tests, management does not anticipate that any material impairment losses will be recorded in 2002.

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

During the three months ended March 31, 2002, BB&T acquired four insurance agencies that were accounted for as purchases. In conjunction with these four transactions, BB&T issued approximately 2.7 million shares of common stock and recorded $97.3 million in intangible assets. BB&T acquired seven insurance agencies during 2001, which were accounted for as purchases. In conjunction with these 2001 transactions, BB&T issued 325,000 shares of common stock and recorded $16.5 million in goodwill and other intangible assets.

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

The following table discloses selected financial information for BB&T’s reportable business segments for the periods as indicated:

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

March 31, 2002
(Unaudited)

BB&T Corporation
Reportable Segments

For the Three Months Ended March 31, 2002 and 2001

	Banking Network		Mortgage Banking		Trust Services				Agency Insurance

	2002	2001	2002	2001	2002		2001		2002	2001

	(Dollars in thousands)
Net interest income (expense)
from external customers	$345,124	$374,527	$155,283	$146,715	$(4,981	) $	(9,921	) $	363	$24
Net intersegment interest income (expense)	148,668	147,115	(99,780)	(112,949)	11,196		12,893		--	--

Net interest income	493,792	521,642	55,503	33,766	6,215		2,972		363	24

Provision for loan and lease losses	50,295	41,358	776	700	--		--		--	--
Noninterest income from external customers	129,285	131,065	50,699	4,434	25,098		24,573		61,358	38,291
Intersegment noninterest income	68,114	39,094	--	--	--		--		--	--
Noninterest expense	237,525	247,632	30,498	18,683	18,752		15,348		51,491	30,136
Intersegment noninterest expense	136,541	114,670	7,440	6,817	2,112		775		3,208	1,057

Income before income taxes	266,830	288,141	67,488	12,000	10,449		11,422		7,022	7,122
Provision for income taxes	75,848	77,002	19,308	4,059	2,836		2,200		2,859	2,846

Net income	$190,982	$211,139	$48,180	$7,941	$7,613		$9,222		$4,163	$4,276

Identifiable segment assets	$40,902,046	$38,522,361	$9,002,436	$8,729,592	$77,022		$41,955		$473,940	$102,188

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Total Segments

	2002	2001	2002	2001	2002	2001	2002	2001

	(Dollars in thousands)
Net interest income (expense)
from external customers	$1,888	$2,372	$52,677	$33,041	$84,997	$70,959	$635,351	$617,717
Net intersegment interest income (expense)	--	--	6,403	13,032	--	--	66,487	60,091

Net interest income	1,888	2,372	59,080	46,073	84,997	70,959	701,838	677,808

Provision for loan and lease losses	--	--	35	33	22,396	12,616	73,502	54,707
Noninterest income from external customers	53,977	42,934	27,082	6,399	39,527	40,416	387,026	288,112
Intersegment noninterest income	--	--	--	--	--	--	68,114	39,094
Noninterest expense	47,445	42,223	3,482	1,770	29,033	28,096	418,226	383,888
Intersegment noninterest expense	3,695	381	423	486	5,827	2,850	159,246	127,036

Income before income taxes	4,725	2,702	82,222	50,183	67,268	67,813	506,004	439,383
Provision for income taxes	1,792	1,048	22,394	10,414	15,589	10,098	140,626	107,667

Net income	$2,933	$1,654	$59,828	$39,769	$51,679	$57,715	$365,378	$331,716

Identifiable segment assets	$775,406	$689,467	$18,421,415	$17,852,945	$7,564,823	$4,077,507	$77,217,088	$70,016,015

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

          The allowance for loan and lease losses was $705.9 million, or 1.41% of loans and leases, at March 31, 2002, compared to $644.4 million, or 1.36% of loans and leases, at December 31, 2001. The increase in the allowance as a percentage of loans and leases reflects higher provisions for loan and lease losses in view of the economic slowdown and resulting higher nonperforming assets and net charge-offs, and the impact of institutions acquired by BB&T in the first quarter of 2002 that had higher allowance to loan ratios than BB&T.

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

          BB&T recorded certain items related principally to the consummation of mergers and acquisitions during both 2002 and 2001. For the first quarter of 2002, BB&T recorded $9.4 million in net after-tax charges primarily associated with the mergers of CFBC, AREA and MidAmerica, as well as systems conversion costs related to other mergers. During the first quarter of 2001, BB&T incurred $24.9 million in net after-tax charges primarily associated with the acquisitions of FCNB Corp. of Frederick, Maryland, and systems conversion costs related to other mergers. Merger-related charges typically include, but are not limited to, personnel-related expenses such as staff relocation, severance benefits, early retirement packages and contract settlements; occupancy, furniture and equipment expenses including branch consolidation; and other costs, such as operational charge-offs, professional fees, etc. The charges incurred during the first quarter of 2002 were offset by a $9.8 million gain resulting from the implementation of SFAS No. 142, which required any existing negative goodwill to be recognized as income effective January 1, 2002. This gain is classified separately as a cumulative effect of a change in accounting principle. In the aggregate, these merger-related items, combined with the cumulative effect adjustment, did not materially affect net income in 2002; however, merger-related costs reduced net income in the first quarter of 2001 by $24.9 million.

          Excluding the effect of the above-described merger-related items and the cumulative effect of a change in accounting principle on operating results for both 2002 and 2001, BB&T’s net income for the first quarter of 2002 would have totaled $309.2 million, an increase of 18.3% over the $261.4 million that would have been earned during the first quarter of 2001.

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

Noninterest Income

          Noninterest income for the three months ended March 31, 2002, was $374.7 million compared to $332.0 million for the same period in 2001, an increase of $42.7 million, or 12.9%. The increase was principally the result of substantially higher mortgage banking income, growth in service charges on deposits, growth in insurance commissions from BB&T’s agency network, and higher investment banking and brokerage fees and commissions. Excluding merger-related items, the cumulative effect of a change in accounting principle and the growth in noninterest income that resulted from the timing of purchase accounting transactions, noninterest income would have increased 15.0% in the first quarter of 2002 compared to the first quarter of 2001.

          Noninterest income, excluding merger-related items and the cumulative effect item previously discussed, as a percentage of net interest income plus noninterest income excluding merger-related items, or the “fee income ratio”, was 35.1% for the first quarter of 2002, compared to 32.3% in the first quarter of 2001. This increase indicates that BB&T is deriving a greater percentage of its revenues from noninterest income sources. It is a primary goal of BB&T to increase this ratio, as it provides a source of income less dependent on movements in interest rates.

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

          BB&T realized a $13.4 million gain from sales of securities in the first quarter of 2002 compared to a gain of $72.7 million in the first quarter last year, which included a $63.0 million pretax gain on an investment in an electronic transaction processing company. Excluding the $63.0 million gain, securities gains for the first quarter of 2001 would have been $9.7 million. The increase in the 2002 gains, exclusive of the gain from the sale of the investment in the transaction processing company, totaled $3.7 million.

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

Noninterest Expense

          Noninterest expenses totaled $548.3 million for the first quarter of 2002 compared to $538.5 million for the same period a year ago, an increase of $9.8 million, or 1.8%. Noninterest expenses for the first quarter of 2002 includes $14.6 million of pretax expenses principally associated with the mergers of CFBC, AREA and MidAmerica, and costs incurred in connection with the integration of other recently completed acquisitions. Excluding these merger-related charges, noninterest expenses would have totaled $533.7 million, an increase of $49.0 million, or 10.1%, over the same period one year ago. Excluding the effects of business combinations accounted for as purchases that were completed in the last nine months of 2001 and first three months of 2002, and the aforementioned merger-related expenses, noninterest expenses for the first quarter of 2002 would have increased 4.1% from the comparable period of 2001.

          BB&T’s efficiency ratio (noninterest expenses, excluding the merger-related expenses referred to above and costs related to foreclosed assets, as a percentage of FTE net interest income plus noninterest income excluding merger-related items and securities gains and losses) was 50.5% for the first quarter of 2002 compared to 51.7% for the first quarter of 2001.

          Personnel expense, the largest component of noninterest expense, was $305.6 million for the first quarter of 2002 compared to $286.3 million for the same period in 2001, an increase of $19.4 million, or 6.8%. These amounts include merger-related costs of $.7 million in the first quarter of 2002 and $11.9 million in the first quarter of 2001. Excluding the merger-related charges from both years, personnel expense in the 2002 quarter would have increased $30.6 million, or 11.1%, from the 2001 period. This increase was primarily the result of purchase acquisitions, which added costs of $13.8 million, an increase of $2.0 million in insurance incentive compensation, an increase in pension expense of $3.8 million, an increase of $4.6 million in employee mortgage loan incentive compensation and an increase of $2.9 million in employee investment incentive compensation. Excluding the effects of the merger-related charges and purchase acquisitions, personnel expense for the first quarter of 2002 would have increased $11.8 million, or 4.3%, over the first quarter of 2001.

          Occupancy and equipment expense for the three months ended March 31, 2002, totaled $86.2 million, an increase of $3.6 million, or 4.4%, compared to 2001. These amounts include merger-related charges of $2.7 million in the first quarter of 2002 and $7.4 million in the first quarter of 2001. Excluding the merger-related charges, occupancy and equipment expense would have increased $8.3 million, or 11.0%, compared to the same period in 2001. The increase was primarily the result of an increase in information technology equipment expense in the amount of $3.0 million and an increase in rent on buildings and premises in the amount of $2.6 million. Additionally, the acquisitions of CRC, MidAmerica and CFBC contributed $1.7 million to occupancy and equipment expense. Excluding the effects of the merger-related charges and purchase acquisitions, occupancy and equipment expense for the first quarter of 2002 would have increased $5.9 million, or 7.8%, over the first quarter of 2001.

          The amortization of goodwill and other intangible assets totaled $4.4 million for the three months ended March 31, 2002, a decrease of $13.5 million, or 75.7%, from the amount incurred in the first quarter of 2001. This decrease is due to the adoption of SFAS No. 142, which ended the amortization of goodwill effective July 1, 2001, as previously discussed herein.

          Other noninterest expenses for the first quarter of 2002 totaled $152.1 million, an increase of $.3 million, or .2%, compared to 2001. These amounts include merger-related costs of $11.1 million in the first quarter of 2002 and $34.5 million in the first quarter of 2001. Excluding these costs, other noninterest expenses for the three months ended March 31, 2002, would have increased $23.7 million, or 20.2%, from the comparable 2001 period. This increase is due to increases in the amortization of mortgage servicing rights of $15.9 million and an increase in data processing software expense in the amount of $2.3 million. Also, the acquisitions of CRC, MidAmerica and CFBC, consummated using purchase accounting, added $3.2 million to other noninterest expense.

Provision for Income Taxes

          The provision for income taxes totaled $117.3 million for the first quarter of 2002, an increase of $16.9 million, or 16.8%, compared to the first quarter of 2001. Excluding the tax benefits associated with merger-related charges from all periods presented, the provision for income taxes would have been $122.6 million during the first quarter of 2002 and $112.1 million for the first quarter of 2001. These amounts represent an increase of $10.5 million, or 9.3%, compared to the first quarter of 2001. The effective tax rates on pretax income were 28.1% and 29.8% for the three months ended March 31, 2002 and 2001, respectively. Excluding the effect of merger-related charges on pretax income and the income tax provision, BB&T’s effective income tax rates were 28.4% and 30.0% for the three months ended March 31, 2002 and 2001, respectively.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description	Location
2(a)	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(b)	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(c)	Agreement and Plan of Reorganization dated as of November 1, 1996 between the Registrant and United Carolina Bancshares Corporation, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

2(d)	Agreement of Plan of Reorganization dated as of October 29, 1997 between the Registrant and Life Bancorp, Inc.	Incorporated herein by reference to Registration No. 33-44183.

2(e)	Agreement and Plan of Reorganization dated as of February 6, 2000 between the Registrant and One Valley Bancorp, Inc.	Incorporated herein by reference to Exhibit 99.1 filed in the Current Report on Form 8-K, dated February 9, 2000

3(a)(i)	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

3(a)(ii)	Articles of Amendment of Articles of Incorporation.	Incorporated herein by reference to Exhibit 3(a)(ii) filed in the Annual Report on Form 10-K, filed March 18, 1998

3(b)(i)	Bylaws of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(b) filed in the Annual Report on Form 10-K, filed March 18, 1998

3(b)(ii)a	Articles of Amendment of the Bylaws of the Registrant.	Filed herewith.

4(a)	Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant related to Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

4(b)	Rights Agreement dated as of December 17, 1996 between the Registrant and Branch Banking and Trust Company, Rights Agent.	Incorporated herein by reference to Exhibit 1 filed under Form 8-A, filed January 10, 1997.

4(c)	Subordinated Indenture (including Form of Subordinated Debt Security) between the Registrant and State Street Bank and Trust Company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Registration No. 333-02899.

4(d)	Senior Indenture (including Form of Senior Debt Security) between the Registrant and State Street Bank and Trust company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Registration No. 333-02899.

10 (a)*	Death Benefit Only Plan, Dated April 23, 1990, by and between Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration No. 33-33984.

10 (b)*	BB&T Corporation Non-Employee Directors' Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K, filed March 17, 1997.

10 (c)*	BB&T Corporation 1994 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Registration No. 33-57865.

10 (d)*	Settlement and Non-Compete Agreement, dated February 28, 1995, by and between the Registrant and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration No. 33-56437.

10 (e)*	Settlement Agreement, Waiver and General Release dated September 19, 1994, by and between the Registrant, Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and Gary E. Carlton.	Incorporated herein by reference to Registration No. 33-56437.

10 (f)	BB&T Corporation 401(k) Savings Plan (restated effective January 1, 2000, and subsequently amended).	Incorporated herein by reference to Exhibit 10(f) filed in the Annual Report on Form 10-K, filed March 16, 2001.

10 (g)*	BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10(g) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10 (h)*	Branch Banking and Trust Company Long-Term Incentive Plan.	Incorporated by reference to the identified exhibit under the Quarterly Report on Form 10-Q, filed May 14, 1991.

10 (i)*	Branch Banking and Trust Company Executive Incentive Compensation Plan.	Incorporated by reference to the identified exhibit under the Annual Report on Form 10-K, filed February 22, 1985.

10 (j)*	Southern National Deferred Compensation Plan for Key Executives.	Incorporated herein by reference to Exhibit 10(j) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10 (k)*	BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10(k) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10 (l)*	BB&T Corporation Supplemental Executive Retirement Plan.	Incorporated herein by reference to Exhibit 10(l) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10 (m)*	Settlement and Noncompetition Agreement, dated July 1, 1997, by and between the Registrant and E. Rhone Sasser.	Incorporated herein by reference to Exhibit 10(m) filed in the Annual Report on Form 10-K, filed March 18, 1998.

10 (n)*	BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees (amended and restated effective November 1, 2001).	Incorporated herein by Reference to Exhibit 10 (n) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10 (o)*	Scott & Stringfellow, Inc. Executive and Employee Retention Plan.	Incorporated herein by reference to Registration No. 333-81471.

10 (p)*	BB&T Corporation Non-Qualified Defined Contribution Plan (amended and restated November 1, 2001).	Incorporated herein by reference to Exhibit 10 (p) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10 (q)*	BB&T Corporation Amended and Restated 1996 Short-term Incentive Plan.	Incorporated herein by reference to Exhibit 10(q) of the Annual Report on Form 10-K, filed on March 16, 2001.

10 (r)*	Amendment to 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Registration No. 333-36540.

10 (s)*	Employment Agreement dated February 6, 2000, by and between the Registrant and J. Holmes Morrison.	Incorporated herein by reference to Exhibit 10(s) of the Annual Report on Form 10-K, filed on March 16, 2001.

10 (t)	BB&T Corporation Pension Plan (restated effective January 1, 2000, and subsequently amended).	Incorporated herein by reference to Exhibit 10(t) of the Annual Report on Form 10-K, filed on March 16, 2001.

10 (u)*	Amendment to BB&T Corporation Nonqualified Defined Contribution Plan.	Incorporated herein by reference to Exhibit 10(u) of the Annual Report on Form 10-K, filed on March 16, 2001.

10 (v)*	BB&T Corporation Non-Employee Directors' Deferred Compensation and Stock Option Plan (amended and restated effective November 1, 2001).	Incorporated herein by reference to Exhibit 10 (v) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10 (w)*	Amendment to the BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees.	Incorporated herein by reference to Exhibit 10(w) of the Annual Report on Form 10-K, filed on March 16, 2001.

10 (x)*	BB&T Corporation Non-Qualified Deferred Compensation Trust (amended and restated effective Incorporated herein by reference to Exhibit November 1, 2001).	10 (x) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10 (y)*	2001 Declaration of Amendment to BB&T Corporation Non-Employee Directors' Deferred Compensation and Stock Option Plan	Incorporated herein by reference to Exhibit 10 (y) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10 (z)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and John A. Allison IV	Filed herewith.

10 (aa)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and W. Kendall Chalk	Filed herewith.

10 (ab)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Robert E. Greene	Filed herewith.

10 (ac)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Sherry A. Kellett	Filed herewith.

10 (ad)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Kelly S. King	Filed herewith.

10 (ae)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Scott E. Reed	Filed herewith.

10 (af)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Henry G. Williamson, Jr.	Filed herewith.

10 (ag)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and C. Leon Wilson, III	Filed herewith.

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note E.

22	Proxy Statement for the 2002 Annual Meeting of Shareholders.	Incorporated herein by reference to BB&T's Definitive Proxy Statement filed on Schedule 14A on March 21, 2002.

* Management compensatory plan or arrangement.

          (b)      Current Reports on Form 8-K during and following the quarter ended March 31, 2002.

On January 11, 2002, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the fourth quarter of 2001. On February 7, 2002, BB&T filed five Current Reports on Form 8-K under Item 5 to file presentation materials related to an Investor and Analyst Conference held on February 7, 2002. On February 27, 2002, BB&T filed a Current Report on Form 8-K under Item 5 to announce the approval of a share buyback program authorizing the repurchase of up to 40 million shares of BB&T common stock. On March 21, 2002, BB&T filed a Current Report on Form 8-K under Item 4 to report the appointment of PricewaterhouseCoopers LLP as its independent public accountant for 2002. On April 11, 2002, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the first quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date: May 13, 2002	By: /s/ Scott E. Reed
Scott E. Reed, Senior Executive Vice President and Chief
Financial Officer

Date: May 13, 2002	By: /s/ Sherry A. Kellett
Sherry A. Kellett, Senior Executive Vice President and
Controller (Principal Accounting Officer)

Exhibit 3(b)(ii)

CERTIFIED EXTRACT OF CORPORATE RESOLUTION
OF BB&T CORPORATION

          The undersigned Secretary of BB&T Corporation (“Corporation”) hereby certifies that the following resolution was adopted at a duly called and validly held meeting of the Board of Directors of the Corporation on April 23, 2002:

          WHEREAS, Article II, Section 8 (“Proxies”) of the Bylaws of the Corporation, as amended (“Bylaws”), currently provides as follows:

          “Shareholders may vote at any meeting of the shareholders by proxies duly authorized in writing. Proxies shall be valid only for one meeting, to be specified therein, and any adjournment of such meeting. Proxies shall be dated and shall be filed with the records of the meeting.”; and

          WHEREAS, the Board of Directors deems it to be in the best interests of the Corporation to amend the Bylaws to clarify that shareholders may designate proxies by electronic or telephonic means in a manner permitted by the Corporation and to conform the Bylaws with the provisions of Section 55-7-22 of the North Carolina Business Corporation Act;

          NOW, THEREFORE, BE IT RESOLVED, that Article II, Section 8 of the Bylaws of the Corporation is hereby amended to read in its entirety as follows:

          “Shares may be voted either in person or by one or more proxies authorized by a written appointment of proxy signed by the shareholder or his duly authorized attorney-in-fact. In addition, proxies may be appointed in the form of (i) a photocopy, telegram, cablegram, facsimile or equivalent reproduction and, if and to the extent permitted by the corporation, (ii) an electronic mail message or other form of electronic, wire or wireless communication that provides a written statement which appears to have been sent by the shareholder, and (iii) any kind of telephonic transmission, even if not accompanied by written communication, under circumstances or together with information from which the corporation can reasonably assume that the appointment was made or authorized by the shareholder. An appointment of proxy is valid for 11 months from the date of its execution, unless a different period is expressly provided in the appointment form.”

/s/ Jerone C. Herring
Jerone C. Herring
Secretary

Exhibit 10(z)

AMENDED AND RESTATED EMPLOYMENT AGREEMENT

          THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the or this “Agreement”), dated as of the 25th day of April, 2002, to be effective as of the 1st day of January, 2002, by and among BB&T CORPORATION, a North Carolina corporation (“BB&T”), BRANCH BANKING AND TRUST COMPANY, a North Carolina chartered commercial bank (the “Employer”), and JOHN A. ALLISON IV (the “Employee”).

R E C I T A L S:

          BB&T, the Employer and its Affiliates (as defined in Section 2a) are engaged in the banking and financial services business. The Employee is experienced in, and knowledgeable concerning, the material aspects of such business. The Employee heretofore has served as the Chairman of the Board of both BB&T and the Employer and has been employed as the Chief Executive Officer of both BB&T and the Employer pursuant to the terms of an Employment Agreement dated April 15, 1996, as subsequently amended (the “Predecessor Agreement”). BB&T and the Employer desire to continue to employ the Employee as Chief Executive Officer of both BB&T and the Employer and desire that the Employee continue to serve as the Chairman of the Board of Directors of both BB&T and the Employer, and the Employee desires to continue to be employed by and serve BB&T and the Employer in such capacities. Furthermore, BB&T and the Employer desire to continue to provide the Employee certain disability, death, severance and supplemental retirement benefits in addition to those provided by the employee benefit plans of BB&T and the Employer. BB&T, the Employer and the Employee desire to amend and restate the Predecessor Agreement in order to: (i) incorporate all amendments made to the Predecessor Agreement; and (ii) clarify and more clearly state the terms of their existing understanding.

          NOW, THEREFORE, in consideration of the mutual covenants and obligations contained herein and the compensation BB&T and the Employer agree herein to pay the Employee, and of other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, BB&T, the Employer and the Employee agree as follows:

     1.      Effect of Prior Agreements. This Agreement expresses the whole and entire agreement between the parties with reference to the employment and service of the Employee and supersedes and replaces any prior employment agreements (including, without limitation, the Predecessor Agreement), understandings or arrangements (whether written or oral) among BB&T, the Employer and the Employee. Without limiting the foregoing, the Employee agrees that this Agreement satisfies any rights he may have had under any prior agreement or understanding (including, without limitation, the Predecessor Agreement) with the Employer and BB&T with respect to his employment by the Employer and BB&T.

     2.      Definitions. Wherever used in this Agreement, including, but not limited to, the Recitals, Sections 1 and 2, the following terms shall have the meanings set forth below (unless otherwise indicated by the context):

a. "Affiliate" means a Person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, another Person.

b. "Change of Control" means the earliest of the following dates:

          (i)      the date any person or group of persons (as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934) together with its Affiliates, excluding employee benefit plans of the Employer or BB&T, is or becomes, directly or indirectly, the “beneficial owner” (as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934) of securities of the Employer or BB&T representing twenty percent (20%) or more of the combined voting power of the Employer’s or BB&T’s then outstanding securities (excluding the acquisition of securities of the Employer by an entity at least eighty percent (80%) of the outstanding voting securities of which are, directly or indirectly, beneficially owned by BB&T); or

          (ii)      the date, when as a result of a tender offer or exchange offer for the purchase of securities of BB&T (other than such an offer by BB&T for its own securities), or as a result of a proxy contest, merger, share exchange, consolidation or sale of assets, or as a result of any combination of the foregoing, individuals who at the beginning of any two-year period during the Term constitute BB&T’s Board of Directors, plus new directors whose election or nomination for election by BB&T’s shareholders is approved by a vote of at least two-thirds of the directors still in office who were directors at the beginning of such two-year period (“Continuing Directors”), cease for any reason during such two-year period to constitute at least two-thirds (2/3) of the members of such Board of Directors; or

          (iii)      the date the shareholders of BB&T approve a merger, share exchange or consolidation of BB&T with any other corporation or entity regardless of which entity is the survivor, other than a merger, share exchange or consolidation which would result in the voting securities of BB&T outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving or acquiring entity) at least sixty percent (60%) of the combined voting power of the voting securities of BB&T or such surviving or acquiring entity outstanding immediately after such merger or consolidation; or

          (iv)      the date the shareholders of BB&T approve a plan of complete liquidation or winding-up of BB&T or an agreement for the sale or disposition by BB&T of all or substantially all of BB&T’s assets; or

          (v)      the date of any event (other than a “merger of equals” as described in this subparagraph b) which BB&T’s Board of Directors determines should constitute a Change of Control.

Notwithstanding the foregoing, the term “Change in Control” shall not include any event which the Board of Directors of BB&T (or, if the event described in clause (ii) above has occurred, a majority of the Continuing Directors), prior to the occurrence of such event, specifically determines, for the purpose of this Agreement or employment agreements with other executives that contain substantially similar provisions, is a “merger of equals” (regardless of the form of the transaction), unless a majority of the Continuing Directors revokes such specific determination within one year after occurrence of the event that otherwise would constitute a Change in Control (a “MOE Revocation”). The parties to this Agreement agree that any determination concerning whether a transaction is a “merger of equals” shall be solely within the discretion of the Board of Directors of BB&T or a majority of the Continuing Directors, as the case may be.

c. "Code" means the Internal Revenue Code of 1986, as amended, and rules and regulations issued thereunder.

d. "Commencement Month" means the first day of the calendar month next following the month in which falls the Employee's Termination Date.

e. "Compensation Continuance Period" means the period of time over which the Employee is Compensation pursuant to the provisions of Section 8. receiving Termination

f. "Computation Period" means the twelve (12) consecutive month period beginning with the Commencement Month and each anniversary of the Commencement Month.

          g.      "Confidential Information" means all non-public information that has been created, discovered, developed or otherwise become known to the Employer, BB&T or their Affiliates other than through public sources, including, but not limited to, all inventions, processes, data, computer programs, marketing plans, customer lists, depositor lists, budgets, projections, new products, information covered by the Trade Secrets Protection Act, N.C. Gen. Stat., Chapter 66, §§152 to 162, and other information owned by the Employer, BB&T or their Affiliates which is not public information.

          h.      "Excise Tax" means the excise tax on excess parachute payments under Section 4999 of the Code (or any successor or similar provision thereof), including any interest or penalties with respect to such excise tax.

i. "Good Reason" means the occurrence of any of the following events without the Employee's express written consent:

(i) the assignment to the Employee of duties inconsistent with the position and status of the offices and positions of the Employer and/or BB&T held by the Employee as of January 1, 2002; or

(ii) a reduction by the Employer or BB&Tin the Employee's pay grade or annual base salary as then in effect; or

          (iii)      the exclusion of the Employee from participation in the Employer’s or BB&T’s employee benefit plans in effect as of, or adopted or implemented on or after, January 1, 2002, as the same may be improved or enhanced from time to time during the Term; or

(iv) any purported termination of the employment of the Employee by the Employer or BB&T which is not effected in accordance with this Agreement.

          j.      "Just Cause" means one or more of the following: the Employee's personal dishonesty; gross incompetence; willful misconduct; breach of a fiduciary duty involving personal profit; intentional failure to perform stated duties; willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order; conviction of a felony or of a misdemeanor involving moral turpitude; unethical business practices in connection with the Employer’s or BB&T’s business; misappropriation of the Employer’s or BB&T’s assets (determined on a reasonable basis) or those of their Affiliates; or material breach of any other provision of this Agreement; provided, that the Employee has received written notice from the Employer or BB&T of such material breach and such breach remains uncured for a period of thirty (30) days after the delivery of such notice. For purposes of this provision, no act or failure to act, on the part of the Employee, shall be considered “willful”unless it is done, or omitted to be done, by the Employee in bad faith or without a reasonable belief that the Employee’s action or omission was in the best interests of the Employer and BB&T.

k. "Pension Plan" means the BB&T Corporation Pension Plan, a tax qualified defined benefit pension plan, as the same may be amended from time to time.

l. "Person" means any individual, person, partnership, limited liability company, joint venture, corporation, company, firm, group or other entity.

m. "Term" means the term of the Employee's employment under this Agreement as provided in Section 4.

          n.      "Termination Compensation" means a monthly amount equal to one-twelfth (1/12th) of the highest amount of the annual cash compensation (including cash bonuses and other cash-based benefits, including for these purposes amounts earned or payable whether or not deferred) received by the Employee during any one of the five (5) calendar years immediately preceding the calendar year in which falls his Termination Date; provided, that if the cash compensation received by the Employee during the Termination Year exceeds the highest amount of the annual cash compensation received by him during any one of the immediately preceding five (5) calendar years, the cash compensation received by the Employee during the Termination Year shall be deemed to be his highest amount of annual cash compensation.

o. "Termination Date" means the date the Employee's employment is terminated.

p. "Termination Year" means the calendar year in which falls the Employee's Termination Date.

          3.      Employment. During the Term (as defined in subparagraph m of Section 2 and Section 4), the Employee shall serve as Chairman of the Board of both BB&T and the Employer and shall be employed as Chief Executive Officer of both BB&T and the Employer. The Employee shall have such duties and responsibilities as are commensurate with such positions. The Employee shall also serve on such committees and task forces of BB&T and the Employer, including, without limitation, the Executive Management Committee of BB&T, as he may be appointed from time to time by BB&T, the Employer or their Boards of Directors. Notwithstanding the foregoing, in no event shall the failure to appoint or reappoint the Employee to any committee or task force of BB&T or the Employer be treated as a breach of this Agreement by BB&T or the Employer, or as a termination of the employment of the Employee. The Employee hereby accepts and agrees to such service and employment, subject to the general supervision and pursuant to the orders, advice, and direction of the Employer, BB&T and their Boards of Directors. The Employee shall perform such duties as are customarily performed by one holding such positions in other same or similar businesses or enterprises as that engaged in by the Employer and BB&T, and shall also additionally render such other services and duties as may be reasonably assigned to him from time to time by the Employer or BB&T, consistent with his positions.

          4.      Term of Employment. The Term shall commence as of January 1, 2002, and shall terminate on December 31, 2006, unless extended or shortened as provided in this Agreement. As of the first day of each calendar month commencing February 1, 2002, the Term shall be automatically extended, without any further action by BB&T, the Employer or the Employee, for an additional calendar month; provided, however, that on any one month anniversary date BB&T, the Employer or the Employee may serve notice to the other parties to fix the Term to a definite five-year period from the date of such notice and no further automatic extensions shall occur. Notwithstanding the foregoing, the Term shall not be extended beyond the first day of the calendar month next following the date on which the Employee attains age sixty-five (65). The Term, as it may be extended pursuant to this Section 4, or, as it may be shortened in accordance with Section 7 or 8, is hereinafter referred to as the “Term.”

          5.      Compensation.

          a.      For all services rendered by the Employee to the Employer and BB&T under this Agreement, the Employer or BB&T shall pay to the Employee, during the Term, a minimum annual base salary at a rate not less than $837,052.08, payable in accordance with the standard payroll practices and procedures of the Employer or BB&T applicable to all officers. Any salary increase payable to the Employee shall be determined in accordance with the Employer’s or BB&T’s annual salary plan, and shall be based on the Employer’s and/or BB&T’s performance and the performance of the Employee.

          b.      The Employee shall continue to participate in any bonus or incentive plans, whether any such plan provides for awards in cash or securities, made available to officers similarly situated to the Employee, as such plan or plans may be modified from time to time, or such other similar plans for which the Employee may become eligible and designated a participant.

          c.      Except as otherwise specifically provided in this Agreement, for as long as the Employee is employed by the Employer and BB&T, the Employee also shall be entitled to receive, on the same basis as other similarly situated officers of the Employer or BB&T, employee pension and welfare benefits and group employee benefits such as sick leave, vacation, group disability and health, life, and accident insurance and similar indirect compensation which the Employer or BB&T may from time to time extend to its officers.

          d.      If, during the Term, the Employee becomes eligible for benefits under the Pension Plan and retires, the Employee shall be eligible to participate in the same retiree health care program provided to other retiring employees at the time. During the Compensation Continuance Period, the Employee shall be deemed to be an “active employee”of the Employer for purposes of participating in the Employer’s or BB&T’s health care plan and for purposes of satisfying any age and service requirements under the Employer’s or BB&T’s retiree health care program. Thus, if the Employee has not satisfied either the age or service requirement (or both) under the Employer’s or BB&T’s retiree health care program at the time payment of his Termination Compensation begins, but satisfies the age or service requirement (or both) at the time such Termination Compensation payments end, he shall be deemed to have satisfied the age or service requirement (or both) for purposes of the Employer’s or BB&T’s retiree health care program as of the date his Termination Compensation payments end. For purposes of satisfying any service requirement under the Employer’s or BB&T’s retiree health care program, the Employee shall be credited with one year of service for each Computation Period which begins and ends during the Compensation Continuance Period.

          6.      Covenants of the Employee.

          a.      To the extent and subject to the limitations provided in the following subsections of this Section 6 (whichever subsection may be applicable), upon termination of the Employee’s employment prior to the expiration of the Term, the Employee shall not directly or indirectly, either as a principal, agent, employee, employer, stockholder, co-partner or in any other individual or representative capacity whatsoever, engage in the banking and financial services business, which includes, but it is not limited to, consumer, savings, commercial banking and the insurance and trust businesses, or the savings and loan or mortgage banking business, or any other business in which the Employer, BB&T or their Affiliates are engaged, anywhere in the States of North Carolina and South Carolina and in any county outside of North Carolina and South Carolina contiguous to North Carolina or South Carolina, nor shall the Employee solicit, or assist any other Person in so soliciting, any depositors or customers of the Employer, BB&T or their Affiliates, or induce any then or former employees to terminate their employment with the Employer, BB&T or their Affiliates, except that this Section 6a shall not be read to prohibit the investment described in the last sentence of Section 9.

          b.      If the Employee terminates his employment with the Employer or BB&T for Good Reason at any time, the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of his breach of the non-competition or non-solicitation provisions of Section 6a. However, if the Employee terminates his employment with the Employer or BB&T for Good Reason within twelve (12) months after a Change of Control or, if later, within ninety (90) days after a MOE Revocation (as defined in Section 2b), subparagraph c below shall apply, not this subparagraph b.

          c.      If the Employee terminates his employment with the Employer or BB&T for any reason within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

          d.      If the Employee terminates his employment with the Employer or BB&T for any reason other than Good Reason at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a.

          e.      If the employment of the Employee is terminated by the Employer or BB&T at any time for Just Cause, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

          f.      If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of his breach of the non-competition or non-solicitation provisions of Section 6a. If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

          g.      During the Term and thereafter, and except as required by any court, supervisory authority or administrative agency or as may be otherwise required by applicable law, the Employee shall not, without the written consent of the Boards of Directors of the Employer and BB&T, or a person authorized thereby, disclose to any person, other than an employee of the Employer, BB&T or an Affiliate thereof, or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Employee of his duties as an employee of the Employer or BB&T, any Confidential Information obtained by him while in the employ of the Employer or BB&T, unless such information has become a matter of public knowledge at the time of such disclosure.

          h. The covenants contained in this Section 6 shall be construed and interpreted in any judicial proceeding to permit their enforcement to the maximum extent permitted by law. The Employee agrees that the restraints imposed in this Section 6 are necessary for the reasonable and proper protection of the Employer, BB&T and their Affiliates and that each and every one of the restraints is reasonable in respect to such matter, length of time and the area. The Employee further acknowledges that damages at law would not be a measurable or adequate remedy for breach of the covenants contained in this Section 6 and, accordingly, the Employee agrees to submit to the equitable jurisdiction of any court of competent jurisdiction in connection with any action to enjoin the Employee from violating any such covenants.

          7.     Disability.If, by reason of a physical or mental disability during the Term, the Employee is unable to carry out the essential functions of his employment pursuant to this Agreement for twelve (12) consecutive months, his employment hereunder may be terminated by action of the Board of Directors of the Employer or BB&T determining to do so upon one month’s notice to be given to the Employee at any time after the period of twelve (12) consecutive months of disability and while such disability continues. If, prior to the expiration of the one-month period after the giving of such notice, the Employee shall recover from such disability and return to the full-time active discharge of his duties hereunder, then such notice shall be of no further force and effect and the Employee’s employment shall continue as if the same had been uninterrupted. If the Employee shall not so recover from his disability and return to his duties, then his employment shall terminate on the date which coincides with the expiration of such one month’s notice. During the first twelve (12) consecutive months of the period of the Employee’s disability, the Employee shall continue to earn all compensation (including bonuses and incentive compensation) to which the Employee would have been entitled as if he had not been disabled, such compensation to be paid at the time, in the amounts, and in the manner provided in Section 5a, inclusive of any compensation received pursuant to any applicable disability insurance plan of the Employer or BB&T. Thereafter, the Employee shall receive compensation to which he is entitled under any applicable disability insurance plan of the Employer or BB&T. In the event a dispute arises between the Employee and the Employer or BB&T concerning the Employee’s physical or mental disability or ability to continue or return to the performance of his duties as aforesaid, the Employee shall submit, at the expense of the Employer and BB&T, to examination by a competent physician mutually agreeable to the parties, and his opinion as to the Employee’s capability to so perform shall be final and binding. Upon termination of the Employee’s employment by reason of disability, the Term shall end.

8. Termination; Termination Compensation and Other Post Termination Benefits.

          a.      If the Employee shall die during the Term, this Agreement and the employment relationship hereunder shall automatically terminate on the date of death, which date shall be his Termination Date, and, thus, the last day of the Term.

          b.      The Employer or BB&T shall have the right to terminate the Employee's employment under this Agreement at any time for Just Cause upon written notice to the Employee as provided in subparagraph i below. In the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause, the Employee shall have no right to receive compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

          c.      The Employer or BB&T may terminate the Employee's employment under this Agreement other than for Just Cause at any time upon written notice to the Employee as provided in subparagraph i below. In the event the Employer or BB&T terminates the employment of the Employee under this Agreement pursuant to this subparagraph c, the Employee shall be entitled to the following compensation and benefits:

          (i)      The Employee shall receive Termination Compensation each month during the period described in subparagraph (ii) below, subject, however, to the Employee’s compliance with the non-competition and non-solicitation provisions of Section 6a for a one-year period following the Employee’s Termination Date.

          (ii)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time compensation would have been paid to the Employee in accordance with Section 5a.

          (iii)      The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

          (iv)      The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

          (v)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, on the same terms as were in effect prior to the Employee’s Termination Date, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period.

(vi) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph c shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of his Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8c from and after the date of such breach.

          d.      If (i) the employment of the Employee is terminated for any reason other than Just Cause or on account of the Employee’s death, regardless of whether the Employer or BB&T or the Employee initiates such termination, within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), or (ii) the Employee terminates his employment at any time for Good Reason, the Employee shall be entitled to the following compensation and benefits:

          (i)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time such compensation would have been paid to the Employee in accordance with Section 5a.

          (ii)      The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

          (iii)     The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

          (iv)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period, on the same terms as were in effect either (A) at his Termination Date, or (B) if such plans and programs in effect prior to the Change of Control or prior to the MOE Revocation were, considered together as a whole, materially more generous to the officers of the Employer, than at the date of the Change of Control or at the date of the MOE Revocation, as the case may be.

(v) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph d shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date, a Change of Control or MOE Revocation, as appropriate. In accordance with Section 6b, if the Employee terminates his employment at any time for Good Reason (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a for the one-year period following his Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of his Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8d from and after the date of such breach.

Should the circumstances of the termination of the employment of the Employee result in application of both subparagraphs c and d, subparagraph d shall be deemed to apply and control.

          e.      If the Employee terminates his employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), he shall not be entitled to compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

          f.      The Employee is a participant in the BB&T Corporation Non-Qualified Defined Benefit Plan (the "SERP"). The SERP was formerly known as the Branch Banking and Trust Company Supplemental Executive Retirement Plan. The SERP is a non-qualified, unfunded supplemental retirement plan which provides benefits to or on behalf of selected key management employees. The benefits provided under the SERP supplement the retirement and survivor benefits payable from the Pension Plan. Except in the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause and except in the event the Employee terminates his employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), the following special provisions shall apply for purposes of this Agreement:

          (i)     The provisions of the SERP shall be and hereby are incorporated in this Agreement. The SERP, as applied to the Employee, may not be terminated, modified or amended without the express written consent of the Employee. Thus, any amendment or modification to the SERP or the termination of the SERP shall be ineffective as to the Employee unless the Employee consents in writing to such termination, modification or amendment. The Supplemental Pension Benefit (as defined in the SERP) of the Employee shall not be adversely affected because of any modification, amendment or termination of the SERP. In the event of any conflict between the terms of this subparagraph f and the SERP, the provisions of this subparagraph f shall prevail.

(ii) The SERP, as applied to the Employee, shall be and hereby is amended by the following special provisions:

          (A)      In determining the Employee’s Years of Service (as defined in the Pension Plan), the Compensation Continuance Period shall be taken into account. The Employee shall be credited with one Year of Service for each Computation Period which begins and ends during the Compensation Continuance Period. The 35 Years of Service limitation specified in the Pension Plan shall, however, apply.

          (B)      The Average Compensation (as defined in the Pension Plan) of the Employee shall be the greater of (1) or (2), where (1) is his Average Compensation as determined under the Pension Plan as of his Termination Date and (2) is the annual amount of his Termination Compensation.

Attached to this Agreement as Exhibit A are several SERP calculations. The purpose of these calculations is to illustrate the application and effect of this subparagraph f.

          g.      In receiving any payments pursuant to this Section 8, the Employee shall not be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Employee hereunder and such amounts shall not be reduced or terminated whether or not the Employee attains other employment.

          h.      In the event that any amount paid or distributed to the Employee pursuant to this Agreement shall constitute a parachute payment within the meaning of Section 280G of the Code, and the aggregate of such parachute payments and any other amounts paid or distributed to the Employee from any other plans or arrangements maintained by the Employer, BB&T, or their Affiliates shall cause the Employee to be subject to the Excise Tax, the Employer shall pay to the Employee an additional amount (the “Gross-Up Payment”) such that the net amount the Employee shall receive after the payment of any Excise Tax shall equal the amount which he would have received if the Excise Tax had not been imposed. The Gross-Up Payment shall be determined by BB&T’s regular independent auditors and shall equal the sum of the following:

(1) The rate of the Excise Tax multiplied by the amount of the excess parachute payments;

(2) Any federal income tax, social security tax, unemployment tax or Excise Tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.; and

(3) Any state income or other tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.

For purposes of determining the amount of the Gross-Up Payment, the Employee shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation for individuals in the calendar year in which the Excise Tax is required to be paid. In addition, the Employee shall be deemed to pay state income taxes at a rate determined in accordance with the following formula:

          ( 1 —(highest marginal rate of federal income taxation for individuals)) x (highest marginal rate of North Carolina income taxes for individuals in the calendar year in which the Excise Tax is required to be paid).

In the event the Employee is subject to the provisions of Section 68 of the Code, the combined federal and state income tax rate determined above shall be adjusted to reflect any loss in the federal deduction for state income taxes on the Gross-Up Payment.

The Gross-Up Payment shall be paid to the Employee by the Employer or BB&T on or before the date that the Employee is required to pay the Excise Tax; provided, however, that if the amount of such payment cannot be finally determined on or before such day, the Employer or BB&T shall pay to the Employee on such day an estimate, as determined in good faith by BB&T’s regular independent auditors, of the minimum amount of such payment and shall pay the remainder of such payment (together with interest at the rate provided under Section 1274(b)(2)(B) of the Code) as soon as the amount can be determined but no later than the thirtieth (30th) day after the date the Employee becomes subject to the payment of the Excise Tax. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time the Gross-Up Payment is made, the Employee shall repay to the Employer or BB&T, as applicable, at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax, federal and state taxes imposed on the Gross-Up Payment being repaid by the Employee, if such repayment results in a reduction in Excise Tax and/or a federal or state tax deduction) plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time the Gross-Up Payment is made (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Employer or BB&T shall make an additional Gross-Up Payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined. The parties agree that the intent of this subparagraph h is that the Employee shall be reimbursed for the Excise Tax on his excess parachute payments and all taxes on that reimbursement. The intended goal is to place the Employee in the same economic position as if no Excise Tax had been imposed.

          i.      A termination of the Employee's employment by BB&T, the Employer or the Employee for any reason other than death shall be communicated by Notice of Termination to the other parties hereto. For this purpose, a Notice of Termination means a written notice which specifies the effective date of termination.

          9.     Other Employment. The Employee shall devote all of his business time, attention, knowledge and skills solely to the business and interests of the Employer, BB&T and their Affiliates. The Employer, BB&T and their Affiliates shall be entitled to all of the benefits, profits and other emoluments arising from or incident to all work, services and advice of the Employee, and the Employee shall not, during the Term, become interested, directly or indirectly, in any manner, as a partner, officer, director, stockholder, advisor, employee or in any other capacity in any other business similar to the business of the Employer, BB&T and their Affiliates. Nothing contained in this Section 9 shall be deemed, however, to prevent or limit the right of the Employee to invest in a business similar to the business of the Employer, BB&T and their Affiliates if such investment is limited to less than one (1) percent of the capital stock or other securities of any corporation or similar organization whose stock or securities are publicly owned or are regularly traded on any public exchange.

          10.      Severability. All agreements and covenants contained in this Agreement are severable, and in the event any of them shall be held to be invalid by any competent court, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

          11.Assignment Prohibited. This Agreement is personal to each of the parties hereto, and none of the parties may assign or delegate any of his or its rights or obligations hereunder without first obtaining the written consent of the other parties; provided, however, that nothing in this Section 11 shall preclude the Employee from designating a beneficiary to receive any benefit payable under this Agreement upon his death.

          12.     No Attachment. Except as otherwise provided in this Agreement or required by applicable law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge or hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

          13.      Headings. The headings of paragraphs and sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

          14.      Governing Law. The parties intend that this Agreement and the performance hereunder and all suits and special proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of North Carolina without regard to conflicts of law principles thereof and that in any action, special proceeding or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of North Carolina shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any action or special proceeding may be instituted.

          15.      Binding Effect. This Agreement shall be binding upon, and inure to the benefit of, the Employee and his heirs, executors, administrators and legal representatives and BB&T, the Employer and their permitted successors and assigns.

16. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

          17.     Notices. All notices, requests, demands and other communications to any party under this Agreement shall be in writing (including telefacsimile transmission or similar writing) and shall be given to such party at his or its address or telefacsimile number set forth below or such other address or telefacsimile number as such party may hereafter specify for the purpose by notice to the other party:

(a)	If to the Employee:

John A. Allison IV

(b)	If to BB&T or the Employer:

BB&T Corporation
200 West Second Street
Winston-Salem, NC 27101
Fax: (336) 733-2058
Attention: Chief Operating Officer

Each such notice, request, demand or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this Section 17. Delivery of any notice, request, demand or other communication by telefacsimile shall be effective when received if received during normal business hours on a business day. If received after normal business hours, the notice, request, demand or other communication will be effective at 10:00 a.m. on the next business day.

          18.     Modification Of Agreement. No waiver or modification of this Agreement or of any covenant, condition, or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. No evidence of any waiver or modification shall be offered or received in evidence at any proceeding, arbitration, or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such waiver or modification is in writing, duly executed as aforesaid. The parties further agree that the provisions of this Section 18 may not be waived except as herein set forth.

          19.      Taxes. To the extent required by applicable law, the Employer or BB&T shall deduct and withhold all necessary federal, state, local and employment taxes and any other similar sums required by law to be withheld from any payments made pursuant to the terms of this Agreement.

          20.     Attorneys’Fees. In the event any dispute shall arise between the Employee, the Employer and BB&T as to the terms or interpretations of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by the Employee to enforce the terms of this Agreement or in defending against any action taken by the Employer or BB&T, the Employer or BB&T shall reimburse the Employee for all reasonable costs and expenses, including reasonable attorneys’fees, arising from such dispute, proceeding or action, if the Employee shall prevail in any action initiated by the Employee or shall have acted reasonably and in good faith in defending against any action initiated by the Employer or BB&T. Such reimbursement shall be paid within ten (10) days of the Employee furnishing to the Employer written evidence, which may be in the form, among other things, of a cancelled check or receipt, of any costs or expenses incurred by the Employee. Any such request for reimbursement by the Employee shall be made no more frequently than at 60-day intervals.

21. Joint and Several Obligations. To the extent permitted by applicable law, all obligations of the Employer or BB&T under this Agreement shall be joint and several.

22. Recitals. The recitals to this Agreement shall form a part of this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written.

BB&T CORPORATION

/s/ Henry G. Williamson, Jr.
By:

Name: Henry G. Williamson, Jr.

Title: Chief Operating Officer

BRANCH BANKING AND TRUST COMPANY

/s/ Henry G. Williamson, Jr.
By:
Name: Henry G. Williamson, Jr.
Title: Chief Operating Officer

EMPLOYEE:

/s/ John A. Allison IV

John A. Allison IV

                                  EXHIBIT A

                  Amended and Restated Employment Agreement
                                      of
                              John A. Allison IV
                          Effective January 1, 2002

                        Illustrative SERP Calculations

                                                                        Example 1a

Name:                                                                         John Allison
Date of Hire:                                                                 February 15, 1971
Assumed Date of Termination:                                                  December 31, 2001*
Benefit Commencement Date:                                                    January 1, 2007 **
Age as of payment date:                                                       58.38

Qualified Plan Calculation (as of January 1, 2007):

1. Average Compensation                                                          $200,000.00

2. Times 1%                                                                            x .01

3. Equals                                                                           2,000.00

4. Average Compensation over $62,580                                              137,420.00

5. Times .5%                                                                          x .005

6. Equals                                                                             687.10

7. Subtotal (3) + (6)                                                               2,687.10

8. Times Years of Service                                                              31.00
    (not to exceed 35 years)

9. Equals                                                                          83,300.10

10. Times Early Payment Reduction Factor                                               x .75

11. Equals Early Reduced benefit                                                   62,475.08
       beginning 1/1/2007

12. Not less than benefit accrued as of                                            62,475.08
     December 31 preceding DOT

13. Equals                                                                         62,475.08

14. Not less than Prior Accrued Benefit                                            46,863.00
      as of 12/31/1995

15. Equals                                                                         62,475.08

16. Divided by 12                                                                        /12

17. Equals monthly benefit                                                         $5,206.26

      beginning 1/1/2007 (based on life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006.

**Assumes the Employee elects to begin receiving his benefits under the qualified plan as of the first day of the month next following the month in which he receives his last monthly payment of
  Termination Compensation under his Employment Agreement.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

      Year                      Total W-2 Wages                     Compensation Under Š .2.14

      1997                         1,137,677.51                                    200,000.00
      1998                         1,148,364.00                                    200,000.00
      1999                         1,172,607.82                                    200,000.00
      2000                         1,956,163.43                                    200,000.00
      2001                         2,287,744.51                                    200,000.00

Average                            1,540,511.45                                    200,000.00

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the projected average Wage Base is $62,580 as follows:

                         Year                            Wage Base

                         1980                               25,900
                         1981                               29,700
                         1982                               32,400
                         1983                               35,700
                         1984                               37,800
                         1985                               39,600
                         1986                               42,000
                         1987                               43,800
                         1988                               45,000
                         1989                               48,000
                         1990                               51,300
                         1991                               53,400
                         1992                               55,500
                         1993                               57,600

                                                           20

                         1994                               60,600
                         1995                               61,200
                         1996                               62,700
                         1997                               65,400
                         1998                               68,400
                         1999                               72,600
                         2000                               76,200
                         2001                               80,400
                         2002                               80,400
                         2003                               80,400
                         2004                               80,400
                         2005                               80,400
                         2006                               80,400
                         2007                               80,400
                         2008                               80,400
                         2009                               80,400
                         2010                               80,400
                         2011                               80,400
                         2012                               80,400
                         2013                               80,400
                         2014                               80,400

Average Wage Base                                           62,580

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

        Age at Payment Commencement Date                     Reduction Factor
                                      64                                0.980
                                      63                                0.960
                                      62                                0.940
                                      61                                0.920
                                      60                                0.860
                                      59                                0.800
                                      58                                0.725
                                      57                                0.650
                                      56                                0.575
                                      55                                0.500

14.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of January 1, 2007)

1. Average Compensation                                           $2,287,744.51

2. Times 1%                                                               x .01

3. Equals                                                             22,877.45

4. Average Compensation over $68,544                               2,219,200.51

5. Times .5%                                                             x .005

6. Equals                                                             11,096.00

7. Subtotal (3) + (6)                                                 33,973.45

8. Times Years of Service                                                 35.00
    (not to exceed 35 years)

9. Equals                                                          1,189,070.67

10. Times Early Payment Reduction Factor                                  x .75

11. Equals Early Reduced benefit                                     891,803.00
       beginning 1/1/2007

12. Less Qualified Plan Benefit                                      -62,475.08

13. Non-Qualified Plan Benefit                                       829,327.92

14. Divided by 12                                                           /12

15. Equals monthly Non-qualified benefit                             $69,110.66
      beginning 1/1/2007 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $68,544 as follows:

                                      Year                            Wage Base
                                      ----                            ---------
                                      1980                               25,900
                                      1981                               29,700
                                      1982                               32,400

                                                           22

                                      1983                               35,700
                                      1984                               37,800
                                      1985                               39,600
                                      1986                               42,000
                                      1987                               43,800
                                      1988                               45,000
                                      1989                               48,000
                                      1990                               51,300
                                      1991                               53,400
                                      1992                               55,500
                                      1993                               57,600
                                      1994                               60,600
                                      1995                               61,200
                                      1996                               62,700
                                      1997                               65,400
                                      1998                               68,400
                                      1999                               72,600
                                      2000                               76,200
                                      2001                               80,400
                                      2002                               83,700
                                      2003                               87,000
                                      2004                               90,600
                                      2005                               94,200
                                      2006                               98,100
                                      2007                               98,100
                                      2008                               98,100
                                      2009                               98,100
                                      2010                               98,100
                                      2011                               98,100
                                      2012                               98,100
                                      2013                               98,100
                                      2014                               98,100

Average Wage Base                                                        68,544

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (31 Years of Service as of the Employee's actual date of termination plus 4 Years of
   Service in the compensation continuance period).

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

       Age at Payment Commencement Date                     Reduction Factor
                                     64                                0.980
                                     63                                0.960
                                     62                                0.940
                                     61                                0.920
                                     60                                0.860
                                     59                                0.800

                                                           23

                                     58                                0.725
                                     57                                0.650
                                     56                                0.575
                                     55                                0.500

                                                    Example 1b

Name:                                                          John Allison
Date of Hire:                                                  February 15, 1971
Assumed Date of Termination:                                   December 31, 2001 *
Benefit Commencement Date:                                     September 1, 2013 **
Age as of payment date:                                        65

Qualified Plan Calculation (as of September 1, 2013):

1. Average Compensation                                                  $200,000.00

2. Times 1%                                                                    x .01

3. Equals                                                                   2,000.00

4. Average Compensation over $62,580                                      137,420.00

5. Times .5%                                                                  x .005

6. Equals                                                                     687.10

7. Subtotal (3) + (6)                                                       2,687.10

8. Times Years of Service                                                      31.00
    (not to exceed 35 years)

9. Equals                                                                  83,300.10

10. Not less than benefit accrued as of                                    83,300.10
     December 31 preceding DOT

11. Equals                                                                 83,300.10

12. Not less than Prior Accrued Benefit                                    62,484.00
      as of 12/31/1995

13. Equals                                                                 83,300.10

14. Divided by 12                                                                /12

15. Equals monthly benefit                                                 $6,941.68
      beginning 9/1/2013 (based on life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006.

**Assumes the Employee elects to begin receiving his benefit under the qualified plan as of his Normal
  Retirement Date.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                   Year                     Total W-2 Wages                    Compensation Under Š .2.14

                   1997                        1,137,677.51                                   200,000.00
                   1998                        1,148,364.00                                   200,000.00
                   1999                        1,172,607.82                                   200,000.00
                   2000                        1,956,163.43                                   200,000.00
                   2001                        2,287,744.51                                   200,000.00

Average                                        1,540,511.45                                   200,000.00

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the projected average Wage Base is $62,580 as follows:

                                      Year                           Wage Base

                                      1980                              25,900
                                      1981                              29,700
                                      1982                              32,400
                                      1983                              35,700
                                      1984                              37,800
                                      1985                              39,600
                                      1986                              42,000
                                      1987                              43,800
                                      1988                              45,000
                                      1989                              48,000
                                      1990                              51,300
                                      1991                              53,400
                                      1992                              55,500
                                      1993                              57,600
                                      1994                              60,600
                                      1995                              61,200
                                      1996                              62,700
                                      1997                              65,400
                                      1998                              68,400
                                      1999                              72,600
                                      2000                              76,200

                                                           26

                                      2001                              80,400
                                      2002                              80,400
                                      2003                              80,400
                                      2004                              80,400
                                      2005                              80,400
                                      2006                              80,400
                                      2007                              80,400
                                      2008                              80,400
                                      2009                              80,400
                                      2010                              80,400
                                      2011                              80,400
                                      2012                              80,400
                                      2013                              80,400
                                      2014                              80,400

Average Wage Base                                                       62,580

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of September 1, 2013)

1. Average Compensation                                      2,287,744.51

2. Times 1%                                                         x .01

3. Equals                                                       22,877.45

4. Average Compensation over $68,544                         2,219,200.51

5. Times .5%                                                       x .005

6. Equals                                                       11,096.00

7. Subtotal (3) + (6)                                           33,973.45

8. Times Years of Creditable Service                                35.00
    (not to exceed 35 years)

9. Equals                                                    1,189,070.67

10. Less Qualified Plan Benefit                                -83,300.10

11. Non-Qualified Plan Benefit                               1,105,770.57

12. Divided by 12                                                     /12

13. Equals monthly Non-qualified benefit                        92,147.55
      beginning 9/1/2013 (based on life annuity)

Footnotes

1. Under the revised formula, "Termination Compensation" can be included in calculation of
    Average Compensation under the BB&T Corporation Non-Qualified Defined Benefit Plan.
    Termination Compensation equals the highest annual compensation in the final 5 years of employment.  This Plan does not use the various limits on compensation that the Qualified
    Plan is subject to.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $68,544 as follows:

                                         Year                           Wage Base

                                         1980                              25,900
                                         1981                              29,700
                                         1982                              32,400
                                         1983                              35,700
                                         1984                              37,800
                                         1985                              39,600
                                         1986                              42,000
                                         1987                              43,800
                                         1988                              45,000
                                         1989                              48,000
                                         1990                              51,300
                                         1991                              53,400
                                         1992                              55,500
                                         1993                              57,600
                                         1994                              60,600
                                         1995                              61,200
                                         1996                              62,700
                                         1997                              65,400
                                         1998                              68,400
                                         1999                              72,600
                                         2000                              76,200
                                         2001                              80,400
                                         2002                              83,700
                                         2003                              87,000
                                         2004                              90,600
                                         2005                              94,200
                                         2006                              98,100
                                         2007                              98,100
                                         2008                              98,100
                                         2009                              98,100

                                                           28

                                         2010                              98,100
                                         2011                              98,100
                                         2012                              98,100
                                         2013                              98,100
                                         2014                              98,100

Average Wage Base                                                          68,544

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (31 Years of Service as of the Employee's actual date of termination plus 4 Years of
   Service in the compensation continuance period).

                                              Example 2a

Name:                                                              John Allison
Date of Hire:                                                      February 15, 1971
Assumed Date of Termination:                                       August 31, 2003 *
Benefit Commencement Date:                                         September 1, 2008 **
Age as of payment date:                                            60

Qualified Plan Calculation (as of September 1, 2008):

1. Average Compensation                                                       $201,000.00

2. Times 1%                                                                         x .01

3. Equals                                                                        2,010.00

4. Average Compensation over $65,376                                           135,624.00

5. Times .5%                                                                       x .005

6. Equals                                                                          678.12

7. Subtotal (3) + (6)                                                            2,688.12

8. Times Years of Service                                                           33.00
    (not to exceed 35 years)

9. Equals                                                                       88,707.96

10. Times Early Payment Reduction Factor                                            x .86

11. Equals Early Reduces benefit                                                76,288.85
       beginning 9/1/2008

12. Not less than benefit accrued as of                                         73,719.48
     December 31 preceding DOT

13. Equals                                                                      76,288.85

14. Not less than Prior Accrued Benefit                                         53,736.24
      as of 12/31/1995

15. Equals                                                                      76,288.85

16. Divided by 12                                                                     /12

17. Equals monthly benefit                                                      $6,357.40
      beginning 9/1/2008 (based on life annuity)

*Assumes the employment of the Employee is terminated on August 31, 2003 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning September 1, 2003 and ending August 31, 2008.

**Assumes the Employee elects to begin receiving his benefits under the qualified plan as of the first day of the month next following the month in which he receives his last monthly payment of
  Termination Compensation under his Employment Agreement.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows assuming an annual 4% increase in compensation:

              Year                 Total W-2 Wages                   Compensation Under Š .2.14

              1998                    1,148,364.00
              1999                    1,172,607.82                                  200,000.00
              2000                    1,956,163.43                                  200,000.00
              2001                    2,287,744.51                                  200,000.00
              2002                    2,379,254.29                                  200,000.00
              2003                    1,649,616.31                                 205,000.00*

Average                               1,312,975.95                                  201,000.00

* Projected Compensation Limit

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $65,376 as follows:

                                          Year                       Wage Base
                                          1980                           25900
                                          1981                           29700
                                          1982                           32400
                                          1983                           35700
                                          1984                           37800
                                          1985                           39600
                                          1986                           42000
                                          1987                           43800
                                          1988                           45000
                                          1989                           48000
                                          1990                           51300
                                          1991                           53400
                                          1992                           55500
                                          1993                           57600

                                                           31

                                          1994                           60600
                                          1995                           61200
                                          1996                           62700
                                          1997                           65400
                                          1998                           68400
                                          1999                           72600
                                          2000                           76200
                                          2001                           80400
                                          2002                           83700
                                          2003                           87000
                                          2004                           87000
                                          2005                           87000
                                          2006                           87000
                                          2007                           87000
                                          2008                           87000
                                          2009                           87000
                                          2010                           87000
                                          2011                           87000
                                          2012                           87000
                                          2013                           87000
                                          2014                           87000

Average Wage Base                                                        65376

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

           Age at Payment Commencement Date                Reduction Factor
                                         64                           0.980
                                         63                           0.960
                                         62                           0.940
                                         61                           0.920
                                         60                           0.860
                                         59                           0.800
                                         58                           0.725
                                         57                           0.650
                                         56                           0.575
                                         55                           0.500

14.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of September 1, 2008)

1. Average Compensation                                          $2,379,254.29

2. Times 1%                                                              x .01

3. Equals                                                            23,792.54

4. Average Compensation over $70,272                              2,308,982.29

5. Times .5%                                                            x .005

6. Equals                                                            11,544.91

7. Subtotal (3) + (6)                                                35,337.45

8. Times Years of Service                                                35.00
    (not to exceed 35 years)

9. Equals                                                         1,236,810.90

10. Times Early Payment Reduction Factor                                 x .86

11. Equals Early Reduced benefit                                  1,063,657.38
       beginning 9/1/2008

12. Not less than benefit accrued as of December 31               1,063,783.80
     preceding the Date of Termination

13. Equals                                                        1,063,783.80

14. Less Qualified Plan Benefit                                     -76,288.85

15. Non-Qualified Plan Benefit                                      987,494.95

16. Divided by 12                                                          /12

17. Equals monthly Non-qualified benefit                            $82,291.25
      beginning 9/1/2008 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $70,272 as follows:

                                     Year                       Wage Base
                                     1980                          25,900
                                     1981                          29,700
                                     1982                          32,400
                                     1983                          35,700
                                     1984                          37,800
                                     1985                          39,600
                                     1986                          42,000
                                     1987                          43,800
                                     1988                          45,000
                                     1989                          48,000
                                     1990                          51,300
                                     1991                          53,400
                                     1992                          55,500
                                     1993                          57,600
                                     1994                          60,600
                                     1995                          61,200
                                     1996                          62,700
                                     1997                          65,400
                                     1998                          68,400
                                     1999                          72,600
                                     2000                          76,200
                                     2001                          80,400
                                     2002                          83,700
                                     2003                          87,000
                                     2004                          90,600
                                     2005                          94,200
                                     2006                          98,100
                                     2007                         102,000
                                     2008                         106,200
                                     2009                         106,200
                                     2010                         106,200
                                     2011                         106,200
                                     2012                         106,200
                                     2013                         106,200
                                     2014                         106,200

Average Wage Base                                                  70,272

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (33 Years of Service as of the Employee's actual date of termination plus 2 Years of
   Service in the compensation continuance period).

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

                  Age at Payment Commencement Date                Reduction Factor
                                                64                           0.980
                                                63                           0.960
                                                62                           0.940
                                                61                           0.920
                                                60                           0.860
                                                59                           0.800
                                                58                           0.725
                                                57                           0.650
                                                56                           0.575
                                                55                           0.500

                                        Example 2b

Name:                                                         John Allison
Date of Hire:                                                 February 15, 1971
Assumed Date of Termination:                                  August 31, 2003 *
Benefit Commencement Date:                                    September 1, 2013 **
Age as of payment date:                                       65

Qualified Plan Calculation (as of September 1, 2013):

1. Average Compensation                                            $201,000.00

2. Times 1%                                                              x .01

3. Equals                                                             2,010.00

4. Average Compensation over $65,376                                135,624.00

5. Times .5%                                                            x .005

6. Equals                                                               678.12

7. Subtotal (3) + (6)                                                 2,688.12

8. Times Years of Service                                                33.00
    (not to exceed 35 years)

9. Equals                                                            88,707.96

10. Not less than benefit accrued as of                              85,720.33
     December 31 preceding DOT

11. Equals                                                           88,707.96

12. Not less than Prior Accrued Benefit                              62,484.00
      as of 12/31/1995

13. Equals                                                           88,707.96

14. Divided by 12                                                          /12

15. Equals monthly benefit                                           $7,392.33
      beginning 9/1/2013 (based on life annuity)

*Assumes the employment of the Employee is terminated on August 31, 2003 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning September 1, 2003 and ending August 31, 2008.

**Assumes the Employee elects to begin receiving his benefit under the qualified plan as of his Normal
  Retirement Date.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows assuming an annual 4% increase in compensation:

                  Year                 Total W-2 Wages                   Compensation Under Š .2.14

                  1998                    1,148,364.00
                  1999                    1,172,607.82                                  200,000.00
                  2000                    1,956,163.43                                  200,000.00
                  2001                    2,287,744.51                                  200,000.00
                  2002                    2,379,254.29                                  200,000.00
                  2003                    1,649,616.31                                 205,000.00*

Average                                   1,788,826.81                                  201,000.00

* Projected Compensation Limit

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $65,376 as follows:

                                     Year                       Wage Base

                                     1980                          25,900
                                     1981                          29,700
                                     1982                          32,400
                                     1983                          35,700
                                     1984                          37,800
                                     1985                          39,600
                                     1986                          42,000
                                     1987                          43,800
                                     1988                          45,000
                                     1989                          48,000
                                     1990                          51,300
                                     1991                          53,400
                                     1992                          55,500
                                     1993                          57,600
                                     1994                          60,600
                                     1995                          61,200
                                     1996                          62,700
                                     1997                          65,400

                                                           37

                                     1998                          68,400
                                     1999                          72,600
                                     2000                          76,200
                                     2001                          80,400
                                     2002                          83,700
                                     2003                          87,000
                                     2004                          87,000
                                     2005                          87,000
                                     2006                          87,000
                                     2007                          87,000
                                     2008                          87,000
                                     2009                          87,000
                                     2010                          87,000
                                     2011                          87,000
                                     2012                          87,000
                                     2013                          87,000
                                     2014                          87,000

Average Wage Base                                                  65,376

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of September 1, 2013)

1. Average Compensation                                          $2,379,254.29

2. Times 1%                                                              x .01

3. Equals                                                            23,792.54

4. Average Compensation over $70,272                              2,308,982.29

5. Times .5%                                                            x .005

6. Equals                                                            11,544.91

7. Subtotal (3) + (6)                                                35,337.45

8. Times Years of Service                                                35.00
    (not to exceed 35 years)

9. Equals                                                         1,236,810.90

10. Not less than benefit accrued as of December 31               1,236,957.90
     preceding the Date of Termination

11. Equals                                                        1,236,957.90

12. Less Qualified Plan Benefit                                     -88,707.96

13. Non-Qualified Plan Benefit                                    1,148,249.94

14. Divided by 12                                                          /12

15. Equals monthly Non-qualified benefit                            $95,687.50
      beginning 9/1/2013 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $70,272 as follows:

                                             Year                       Wage Base
                                             1980                          25,900
                                             1981                          29,700
                                             1982                          32,400
                                             1983                          35,700
                                             1984                          37,800
                                             1985                          39,600
                                             1986                          42,000
                                             1987                          43,800
                                             1988                          45,000
                                             1989                          48,000
                                             1990                          51,300
                                             1991                          53,400
                                             1992                          55,500
                                             1993                          57,600
                                             1994                          60,600
                                             1995                          61,200
                                             1996                          62,700
                                             1997                          65,400
                                             1998                          68,400
                                             1999                          72,600
                                             2000                          76,200
                                             2001                          80,400

                                                           39

                                             2002                          83,700
                                             2003                          87,000
                                             2004                          90,600
                                             2005                          94,200
                                             2006                          98,100
                                             2007                         102,000
                                             2008                         106,200
                                             2009                         106,200
                                             2010                         106,200
                                             2011                         106,200
                                             2012                         106,200
                                             2013                         106,200
                                             2014                         106,200

Average Wage Base                                                          70,272

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (33 Years of Service as of the Employee's actual date of termination plus 2 Years of
   Service in the compensation continuance period).

                                            Example 3

Name:                                                      John Allison
Date of Hire:                                              February 15, 1971
Assumed Date of Termination:                               August 31, 2013*
Benefit Commencement Date:                                 September 1, 2013 *
Age as of payment date:                                    65

Qualified Plan Calculation (as of September 1, 2013):

1. Average Compensation                                           247,000.00

2. Times 1%                                                            x .01

3. Equals                                                           2,470.00

4. Average Compensation over $72,852                              174,148.00

5. Times .5%                                                          x .005

6. Equals                                                             870.74

7. Subtotal (3) + (6)                                               3,340.74

8. Times Years of Service                                              35.00
    (not to exceed 35 years)

9. Equals                                                         116,925.90

10. Not less than benefit accrued as of                           113,826.30
     December 31 preceding DOT

11. Equals                                                        116,925.90

12. Not less than Prior Accrued Benefit                            62,484.00
      as of 12/31/1995

13. Equals                                                        116,925.90

14. Divided by 12                                                        /12

15. Equals monthly benefit                                         $9,743.83
      beginning 9/1/2013 (based on life annuity)

*Assumes the Employee retires at his Normal Retirement Age (age 65).  Thus, no Termination
 Compensation is paid under his Employment Agreement.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows assuming an annual 4% increase in compensation:

                 Year                Total W-2 Wages                     Compensation Under Š .2.14 *

                 2008                   3,010,515.70
                 2009                   3,130,936.33                                      235,000.00
                 2010                   3,256,173.78                                      240,000.00
                 2011                   3,386,420.73                                      245,000.00
                 2012                   3,521,877.56                                      255,000.00
                 2013                   2,441,835.11                                      260,000.00

Average                                 3,261,184.82                                      247,000.00

* Projected Compensation Limits

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $72,852 as follows:

                                  Year                      Wage Base
                                  1980                         25,900
                                  1981                         29,700
                                  1982                         32,400
                                  1983                         35,700
                                  1984                         37,800
                                  1985                         39,600
                                  1986                         42,000
                                  1987                         43,800
                                  1988                         45,000
                                  1989                         48,000
                                  1990                         51,300
                                  1991                         53,400
                                  1992                         55,500
                                  1993                         57,600
                                  1994                         60,600
                                  1995                         61,200
                                  1996                         62,700
                                  1997                         65,400
                                  1998                         68,400
                                  1999                         72,600
                                  2000                         76,200
                                  2001                         80,400
                                  2002                         83,700

                                                           42

                                  2003                         87,000
                                  2004                         90,600
                                  2005                         94,200
                                  2006                         98,100
                                  2007                        102,000
                                  2008                        106,200
                                  2009                        110,400
                                  2010                        114,900
                                  2011                        119,400
                                  2012                        124,200
                                  2013                        129,300
                                  2014                        134,400

Average Wage Base                                              72,852

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of September 1, 2013)

1. Average Compensation                                        $3,261,184.82

2. Times 1%                                                            x .01

3. Equals                                                          32,611.85

4. Average Compensation over $72,852                            3,188,332.82

5. Times .5%                                                          x .005

6. Equals                                                          15,941.66

7. Subtotal (3) + (6)                                              48,553.51

8. Times Years of Service                                              35.00
    (not to exceed 35 years)

9. Equals                                                       1,699,372.93

10. Not less than benefit accrued as of December 31             1,699,423.33
     preceding the Date of Termination

11. Equals                                                      1,699,423.33

12. Less Qualified Plan Benefit                                  -116,925.90

13. Non-Qualified Plan Benefit                                  1,582,497.43

14. Divided by 12                                                        /12

15. Equals monthly Non-qualified benefit                         $131,874.79
      beginning 9/1/2013 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $72,852 as follows:

                                      Year                      Wage Base
                                      1980                         25,900
                                      1981                         29,700
                                      1982                         32,400
                                      1983                         35,700
                                      1984                         37,800
                                      1985                         39,600
                                      1986                         42,000
                                      1987                         43,800
                                      1988                         45,000
                                      1989                         48,000
                                      1990                         51,300
                                      1991                         53,400
                                      1992                         55,500
                                      1993                         57,600
                                      1994                         60,600
                                      1995                         61,200
                                      1996                         62,700
                                      1997                         65,400
                                      1998                         68,400
                                      1999                         72,600
                                      2000                         76,200
                                      2001                         80,400
                                      2002                         83,700
                                      2003                         87,000
                                      2004                         90,600
                                      2005                         94,200
                                      2006                         98,100

                                                           44

                                      2007                        102,000
                                      2008                        106,200
                                      2009                        110,400
                                      2010                        114,900
                                      2011                        119,400
                                      2012                        124,200
                                      2013                        129,300
                                      2014                        134,400

Average Wage Base                                                  72,852

Exhibit 10(aa)

AMENDED AND RESTATED EMPLOYMENT AGREEMENT

          THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the or this “Agreement”), dated as of the 25th day of April, 2002, to be effective as of the 1st day of January, 2002, by and among BB&T CORPORATION, a North Carolina corporation (“BB&T”), BRANCH BANKING AND TRUST COMPANY, a North Carolina chartered commercial bank (the “Employer”), and W. KENDALL CHALK (the “Employee”).

R E C I T A L S:

          BB&T, the Employer and its Affiliates (as defined in Section 2a) are engaged in the banking and financial services business. The Employee is experienced in, and knowledgeable concerning, the material aspects of such business. The Employee heretofore has been employed as a Senior Executive Vice President of both BB&T and the Employer pursuant to the terms of an Employment Agreement dated April 15, 1996, as subsequently amended (the “Predecessor Agreement”). BB&T and the Employer desire to continue to employ the Employee as a Senior Executive Vice President of both BB&T and the Employer, and the Employee desires to continue to be employed by each of BB&T and the Employer in each such capacity. Furthermore, BB&T and the Employer desire to continue to provide the Employee certain disability, death, severance and supplemental retirement benefits in addition to those provided by the employee benefit plans of BB&T and the Employer. BB&T, the Employer and the Employee desire to amend and restate the Predecessor Agreement in order to: (i) incorporate all amendments made to the Predecessor Agreement; and (ii) clarify and more clearly state the terms of their existing understanding.

          NOW, THEREFORE, in consideration of the mutual covenants and obligations contained herein and the compensation BB&T and the Employer agree herein to pay the Employee, and of other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, BB&T, the Employer and the Employee agree as follows:

          1.      Effect of Prior Agreements. This Agreement expresses the whole and entire agreement between the parties with reference to the employment and service of the Employee and supersedes and replaces any prior employment agreements (including, without limitation, the Predecessor Agreement), understandings or arrangements (whether written or oral) among BB&T, the Employer and the Employee. Without limiting the foregoing, the Employee agrees that this Agreement satisfies any rights he may have had under any prior agreement or understanding (including, without limitation, the Predecessor Agreement) with the Employer and BB&T with respect to his employment by the Employer and BB&T.

          2.      Definitions. Wherever used in this Agreement, including, but not limited to, the Recitals, Sections 1 and 2, the following terms shall have the meanings set forth below (unless otherwise indicated by the context):

               a.      "Affiliate" means a Person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, another Person.

               b. "Change of Control"means the earliest of the following dates:

     (i)      the date any person or group of persons (as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934) together with its Affiliates, excluding employee benefit plans of the Employer or BB&T, is or becomes, directly or indirectly, the “beneficial owner”(as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934) of securities of the Employer or BB&T representing twenty percent (20%) or more of the combined voting power of the Employer’s or BB&T’s then outstanding securities (excluding the acquisition of securities of the Employer by an entity at least eighty percent (80%) of the outstanding voting securities of which are, directly or indirectly, beneficially owned by BB&T); or

     (ii)      the date, when as a result of a tender offer or exchange offer for the purchase of securities of BB&T (other than such an offer by BB&T for its own securities), or as a result of a proxy contest, merger, share exchange, consolidation or sale of assets, or as a result of any combination of the foregoing, individuals who at the beginning of any two-year period during the Term constitute BB&T’s Board of Directors, plus new directors whose election or nomination for election by BB&T’s shareholders is approved by a vote of at least two-thirds of the directors still in office who were directors at the beginning of such two-year period (“Continuing Directors”), cease for any reason during such two-year period to constitute at least two-thirds (2/3) of the members of such Board of Directors; or

     (iii)      the date the shareholders of BB&T approve a merger, share exchange or consolidation of BB&T with any other corporation or entity regardless of which entity is the survivor, other than a merger, share exchange or consolidation which would result in the voting securities of BB&T outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving or acquiring entity) at least sixty percent (60%) of the combined voting power of the voting securities of BB&T or such surviving or acquiring entity outstanding immediately after such merger or consolidation; or

(iv) the date the shareholders of BB&T approve a plan of complete liquidation or winding-up of BB&T or an agreement for the sale or disposition by BB&T of all or substantially all of BB&T’s assets; or

(v) the date of any event (other than a “merger of equals”as described in this subparagraph b) which BB&T’s Board of Directors determines should constitute a Change of Control.

Notwithstanding the foregoing, the term “Change in Control” shall not include any event which the Board of Directors of BB&T (or, if the event described in clause (ii) above has occurred, a majority of the Continuing Directors), prior to the occurrence of such event, specifically determines, for the purpose of this Agreement or employment agreements with other executives that contain substantially similar provisions, is a “merger of equals” (regardless of the form of the transaction), unless a majority of the Continuing Directors revokes such specific determination within one year after occurrence of the event that otherwise would constitute a Change in Control (a “MOE Revocation”). The parties to this Agreement agree that any determination concerning whether a transaction is a “merger of equals” shall be solely within the discretion of the Board of Directors of BB&T or a majority of the Continuing Directors, as the case may be.

               c.      "Code" means the Internal Revenue Code of 1986, as amended, and rules and regulations issued thereunder.

               d.      "Commencement Month" means the first day of the calendar month next following the month in which falls the Employee's Termination Date.

               e.      "Compensation Continuance Period" means the period of time over which the Employee is receiving Termination Compensation pursuant to the provisions of Section 8.

               f.      "Computation Period" means the twelve (12) consecutive month period beginning with the Commencement Month and each anniversary of the Commencement Month.

               g.      "Confidential Information" means all non-public information that has been created, discovered, developed or otherwise become known to the Employer, BB&T or their Affiliates other than through public sources, including, but not limited to, all inventions, processes, data, computer programs, marketing plans, customer lists, depositor lists, budgets, projections, new products, information covered by the Trade Secrets Protection Act, N.C. Gen. Stat., Chapter 66, §§152 to 162, and other information owned by the Employer, BB&T or their Affiliates which is not public information.

               h.      "Excise Tax" means the excise tax on excess parachute payments under Section 4999 of the Code (or any successor or similar provision thereof), including any interest or penalties with respect to such excise tax.

               i.      "Good Reason"means the occurrence of any of the following events without the Employee's express written consent:

(i) the assignment to the Employee of duties inconsistent with the position and status of the offices and positions of the Employer and/or BB&T held by the Employee as of January 1, 2002; or

(ii) a reduction by the Employer or BB&T in the Employee's pay grade or annual base salary as then in effect; or

     (iii)      the exclusion of the Employee from participation in the Employer’s or BB&T’s employee benefit plans in effect as of, or adopted or implemented on or after, January 1, 2002, as the same may be improved or enhanced from time to time during the Term; or

(iv) any purported termination of the employment of the Employee by the Employer or BB&T which is not effected in accordance with this Agreement.

               j.      "Just Cause" means one or more of the following: the Employee's personal dishonesty; gross incompetence; willful misconduct; breach of a fiduciary duty involving personal profit; intentional failure to perform stated duties; willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order; conviction of a felony or of a misdemeanor involving moral turpitude; unethical business practices in connection with the Employer’s or BB&T’s business; misappropriation of the Employer’s or BB&T’s assets (determined on a reasonable basis) or those of their Affiliates; or material breach of any other provision of this Agreement; provided, that the Employee has received written notice from the Employer or BB&T of such material breach and such breach remains uncured for a period of thirty (30) days after the delivery of such notice. For purposes of this provision, no act or failure to act, on the part of the Employee, shall be considered “willful”unless it is done, or omitted to be done, by the Employee in bad faith or without a reasonable belief that the Employee’s action or omission was in the best interests of the Employer and BB&T.

               k.      "Pension Plan" means the BB&T Corporation Pension Plan, a tax qualified defined benefit pension plan, as the same may be amended from time to time.

               l.      "Person" means any individual, person, partnership, limited liability company, joint venture, corporation, company, firm, group or other entity.

               m.      "Term" means the term of the Employee's employment under this Agreement as provided in Section 4.

               n.      "Termination Compensation" means a monthly amount equal to one-twelfth (1/12th) of the highest amount of the annual cash compensation (including cash bonuses and other cash-based benefits, including for these purposes amounts earned or payable whether or not deferred) received by the Employee during any one of the five (5) calendar years immediately preceding the calendar year in which falls his Termination Date; provided, that if the cash compensation received by the Employee during the Termination Year exceeds the highest amount of the annual cash compensation received by him during any one of the immediately preceding five (5) calendar years, the cash compensation received by the Employee during the Termination Year shall be deemed to be his highest amount of annual cash compensation.

               o.      "Termination Date" means the date the Employee's employment is terminated.

               p.      "Termination Year" means the calendar year in which falls the Employee's Termination Date.

          3.     Employment. During the Term (as defined in subparagraph m of Section 2 and Section 4), the Employee shall be employed as a Senior Executive Vice President of both BB&T and the Employer. The Employee shall have such duties and responsibilities as are commensurate with each such position. The Employee shall also serve on such committees and task forces of BB&T and the Employer, including, without limitation, the Executive Management Committee of BB&T, as he may be appointed from time to time by BB&T, the Employer or their Boards of Directors. Notwithstanding the foregoing, in no event shall the failure to appoint or reappoint the Employee to any committee or task force of BB&T or the Employer be treated as a breach of this Agreement by BB&T or the Employer, or as a termination of the employment of the Employee. The Employee hereby accepts and agrees to such employment, subject to the general supervision and pursuant to the orders, advice, and direction of the Employer, BB&T and their Boards of Directors. The Employee shall perform such duties as are customarily performed by one holding such positions in other same or similar businesses or enterprises as that engaged in by the Employer and BB&T, and shall also additionally render such other services and duties as may be reasonably assigned to him from time to time by the Employer or BB&T, consistent with his positions.

          4.     Term of Employment. The Term shall commence as of January 1, 2002, and shall terminate on December 31, 2006, unless extended or shortened as provided in this Agreement. As of the first day of each calendar month commencing February 1, 2002, the Term shall be automatically extended, without any further action by BB&T, the Employer or the Employee, for an additional calendar month; provided, however, that on any one month anniversary date BB&T, the Employer or the Employee may serve notice to the other parties to fix the Term to a definite five-year period from the date of such notice and no further automatic extensions shall occur. Notwithstanding the foregoing, the Term shall not be extended beyond the first day of the calendar month next following the date on which the Employee attains age sixty-five (65). The Term, as it may be extended pursuant to this Section 4, or, as it may be shortened in accordance with Section 7 or 8, is hereinafter referred to as the “Term.”

          5.      Compensation.

               a.      For all services rendered by the Employee to the Employer and BB&T under this Agreement, the Employer or BB&T shall pay  to the Employee, during the Term, a minimum annual base salary at a rate not less than $313,708.56, payable in accordance with the standard payroll practices and procedures of the Employer or BB&T applicable to all officers. Any salary increase payable to the Employee shall be determined in accordance with the Employer’s or BB&T’s annual salary plan, and shall be based on the Employer’s and/or BB&T’s performance and the performance of the Employee.

               b.      The Employee shall continue to participate in any bonus or incentive plans, whether any such plan provides for awards in cash or securities, made available to officers similarly situated to the Employee, as such plan or plans may be modified from time to time, or such other similar plans for which the Employee may become eligible and designated a participant.

               c.      Except as otherwise specifically provided in this Agreement, for as long as the Employee is employed by the Employer and BB&T, the Employee also shall be entitled to receive, on the same basis as other similarly situated officers of the Employer or BB&T, employee pension and welfare benefits and group employee benefits such as sick leave, vacation, group disability and health, life, and accident insurance and similar indirect compensation which the Employer or BB&T may from time to time extend to its officers.

               d.      If, during the Term, the Employee becomes eligible for benefits under the Pension Plan and retires, the Employee shall be eligible to participate in the same retiree health care program provided to other retiring employees at the time. During the Compensation Continuance Period, the Employee shall be deemed to be an “active employee”of the Employer for purposes of participating in the Employer’s or BB&T’s health care plan and for purposes of satisfying any age and service requirements under the Employer’s or BB&T’s retiree health care program. Thus, if the Employee has not satisfied either the age or service requirement (or both) under the Employer’s or BB&T’s retiree health care program at the time payment of his Termination Compensation begins, but satisfies the age or service requirement (or both) at the time such Termination Compensation payments end, he shall be deemed to have satisfied the age or service requirement (or both) for purposes of the Employer’s or BB&T’s retiree health care program as of the date his Termination Compensation payments end. For purposes of satisfying any service requirement under the Employer’s or BB&T’s retiree health care program, the Employee shall be credited with one year of service for each Computation Period which begins and ends during the Compensation Continuance Period.

          6. Covenants of the Employee.

               a.      To the extent and subject to the limitations provided in the following subsections of this Section 6 (whichever subsection may be applicable), upon termination of the Employee’s employment prior to the expiration of the Term, the Employee shall not directly or indirectly, either as a principal, agent, employee, employer, stockholder, co-partner or in any other individual or representative capacity whatsoever, engage in the banking and financial services business, which includes, but it is not limited to, consumer, savings, commercial banking and the insurance and trust businesses, or the savings and loan or mortgage banking business, or any other business in which the Employer, BB&T or their Affiliates are engaged, anywhere in the States of North Carolina and South Carolina and in any county outside of North Carolina and South Carolina contiguous to North Carolina or South Carolina, nor shall the Employee solicit, or assist any other Person in so soliciting, any depositors or customers of the Employer, BB&T or their Affiliates, or induce any then or former employees to terminate their employment with the Employer, BB&T or their Affiliates, except that this Section 6a shall not be read to prohibit the investment described in the last sentence of Section 9.

               b.      If the Employee terminates his employment with the Employer or BB&T for Good Reason at any time, the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of his breach of the non-competition or non-solicitation provisions of Section 6a. However, if the Employee terminates his employment with the Employer or BB&T for Good Reason within twelve (12) months after a Change of Control or, if later, within ninety (90) days after a MOE Revocation (as defined in Section 2b), subparagraph c below shall apply, not this subparagraph b.

               c.      If the Employee terminates his employment with the Employer or BB&T for any reason within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               d.      If the Employee terminates his employment with the Employer or BB&T for any reason other than Good Reason at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shallbe subject to the non-competition and non-solicitation provisions of Section 6a.

               e.      If the employment of the Employee is terminated by the Employer or BB&T at any time for Just Cause, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               f.      If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shallbe subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of his breach of the non-competition or non-solicitation provisions of Section 6a. If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall notbe subject to the non-competition and non-solicitation provisions of Section 6a.

               g.      During the Term and thereafter, and except as required by any court, supervisory authority or administrative agency or as may be otherwise required by applicable law, the Employee shall not, without the written consent of the Boards of Directors of the Employer and BB&T, or a person authorized thereby, disclose to any person, other than an employee of the Employer, BB&T or an Affiliate thereof, or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Employee of his duties as an employee of the Employer or BB&T, any Confidential Information obtained by him while in the employ of the Employer or BB&T, unless such information has become a matter of public knowledge at the time of such disclosure.

               h.      The covenants contained in this Section 6 shall be construed and interpreted in any judicial proceeding to permit their enforcement to the maximum extent permitted by law. The Employee agrees that the restraints imposed in this Section 6 are necessary for the reasonable and proper protection of the Employer, BB&T and their Affiliates and that each and every one of the restraints is reasonable in respect to such matter, length of time and the area. The Employee further acknowledges that damages at law would not be a measurable or adequate remedy for breach of the covenants contained in this Section 6 and, accordingly, the Employee agrees to submit to the equitable jurisdiction of any court of competent jurisdiction in connection with any action to enjoin the Employee from violating any such covenants.

          7.     Disability. If, by reason of a physical or mental disability during the Term, the Employee is unable to carry out the essential functions of his employment pursuant to this Agreement for twelve (12) consecutive months, his employment hereunder may be terminated by action of the Board of Directors of the Employer or BB&T determining to do so upon one month’s notice to be given to the Employee at any time after the period of twelve (12) consecutive months of disability and while such disability continues. If, prior to the expiration of the one-month period after the giving of such notice, the Employee shall recover from such disability and return to the full-time active discharge of his duties hereunder, then such notice shall be of no further force and effect and the Employee’s employment shall continue as if the same had been uninterrupted. If the Employee shall not so recover from his disability and return to his duties, then his employment shall terminate on the date which coincides with the expiration of such one month’s notice. During the first twelve (12) consecutive months of the period of the Employee’s disability, the Employee shall continue to earn all compensation (including bonuses and incentive compensation) to which the Employee would have been entitled as if he had not been disabled, such compensation to be paid at the time, in the amounts, and in the manner provided in Section 5a, inclusive of any compensation received pursuant to any applicable disability insurance plan of the Employer or BB&T. Thereafter, the Employee shall receive compensation to which he is entitled under any applicable disability insurance plan of the Employer or BB&T. In the event a dispute arises between the Employee and the Employer or BB&T concerning the Employee’s physical or mental disability or ability to continue or return to the performance of his duties as aforesaid, the Employee shall submit, at the expense of the Employer and BB&T, to examination by a competent physician mutually agreeable to the parties, and his opinion as to the Employee’s capability to so perform shall be final and binding. Upon termination of the Employee’s employment by reason of disability, the Term shall end.

          8.      Termination; Termination Compensation and Other Post Termination Benefits.

               a.      If the Employee shall die during the Term, this Agreement and the employment relationship hereunder shall automatically terminate on the date of death, which date shall be his Termination Date, and, thus, the last day of the Term.

               b.      The Employer or BB&T shall have the right to terminate the Employee's employment under this Agreement at any time for Just Cause upon written notice to the Employee as provided in subparagraph i below. In the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause, the Employee shall have no right to receive compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

               c.      The Employer or BB&T may terminate the Employee's employment under this Agreement other than for Just Cause at any time upon written notice to the Employee as provided in subparagraph i below. In the event the Employer or BB&T terminates the employment of the Employee under this Agreement pursuant to this subparagraph c, the Employee shall be entitled to the following compensation and benefits:

     (i)      The Employee shall receive Termination Compensation each month during the period described in subparagraph (ii) below, subject, however, to the Employee’s compliance with the non-competition and non-solicitation provisions of Section 6a for a one-year period following the Employee’s Termination Date.

     (ii)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time compensation would have been paid to the Employee in accordance with Section 5a.

     (iii)      The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

     (iv)      The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

     (v)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, on the same terms as were in effect prior to the Employee’s Termination Date, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period.

(vi) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph c shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of his Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8c from and after the date of such breach.

               d.      If (i) the employment of the Employee is terminated for any reason other than Just Cause or on account of the Employee’s death, regardless of whether the Employer or BB&T or the Employee initiates such termination, within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), or (ii) the Employee terminates his employment at any time for Good Reason, the Employee shall be entitled to the following compensation and benefits:

     (i)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time such compensation would have been paid to the Employee in accordance with Section 5a.

     (ii)      The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

     (iii)      The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

     (iv)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period, on the same terms as were in effect either (A) at his Termination Date, or (B) if such plans and programs in effect prior to the Change of Control or prior to the MOE Revocation were, considered together as a whole, materially more generous to the officers of the Employer, than at the date of the Change of Control or at the date of the MOE Revocation, as the case may be.

(v) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph d shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date, a Change of Control or MOE Revocation, as appropriate. In accordance with Section 6b, if the Employee terminates his employment at any time for Good Reason (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a for the one-year period following his Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of his Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8d from and after the date of such breach.

Should the circumstances of the termination of the employment of the Employee result in application of both subparagraphs c and d, subparagraph d shall be deemed to apply and control.

               e.      If the Employee terminates his employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), he shall not be entitled to compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

               f.      The Employee is a participant in the BB&T Corporation Non-Qualified Defined Benefit Plan (the "SERP"). The SERP was formerly known as the Branch Banking and Trust Company Supplemental Executive Retirement Plan. The SERP is a non-qualified, unfunded supplemental retirement plan which provides benefits to or on behalf of selected key management employees. The benefits provided under the SERP supplement the retirement and survivor benefits payable from the Pension Plan. Except in the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause and except in the event the Employee terminates his employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), the following special provisions shall apply for purposes of this Agreement:

     (i)      The provisions of the SERP shall be and hereby are incorporated in this Agreement. The SERP, as applied to the Employee, may not be terminated, modified or amended without the express written consent of the Employee. Thus, any amendment or modification to the SERP or the termination of the SERP shall be ineffective as to the Employee unless the Employee consents in writing to such termination, modification or amendment. The Supplemental Pension Benefit (as defined in the SERP) of the Employee shall not be adversely affected because of any modification, amendment or termination of the SERP. In the event of any conflict between the terms of this subparagraph f and the SERP, the provisions of this subparagraph f shall prevail.

(ii) The SERP, as applied to the Employee, shall be and hereby is amended by the following special provisions:

          (A)      In determining the Employee’s Years of Service (as defined in the Pension Plan), the Compensation Continuance Period shall be taken into account. The Employee shall be credited with one Year of Service for each Computation Period which begins and ends during the Compensation Continuance Period. The 35 Years of Service limitation specified in the Pension Plan shall, however, apply.

          (B)      The Average Compensation (as defined in the Pension Plan) of the Employee shall be the greater of (1) or (2), where (1) is his Average Compensation as determined under the Pension Plan as of his Termination Date and (2) is the annual amount of his Termination Compensation.

Attached to this Agreement as Exhibit A are several SERP calculations. The purpose of these calculations is to illustrate the application and effect of this subparagraph f.

               g.      In receiving any payments pursuant to this Section 8, the Employee shall not be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Employee hereunder and such amounts shall not be reduced or terminated whether or not the Employee attains other employment.

               h.      In the event that any amount paid or distributed to the Employee pursuant to this Agreement shall constitute a parachute payment within the meaning of Section 280G of the Code, and the aggregate of such parachute payments and any other amounts paid or distributed to the Employee from any other plans or arrangements maintained by the Employer, BB&T, or their Affiliates shall cause the Employee to be subject to the Excise Tax, the Employer shall pay to the Employee an additional amount (the “Gross-Up Payment”) such that the net amount the Employee shall receive after the payment of any Excise Tax shall equal the amount which he would have received if the Excise Tax had not been imposed. The Gross-Up Payment shall be determined by BB&T’s regular independent auditors and shall equal the sum of the following:

(1) The rate of the Excise Tax multiplied by the amount of the excess parachute payments;

(2) Any federal income tax, social security tax, unemployment tax or Excise Tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.; and

(3) Any state income or other tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.

For purposes of determining the amount of the Gross-Up Payment, the Employee shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation for individuals in the calendar year in which the Excise Tax is required to be paid. In addition, the Employee shall be deemed to pay state income taxes at a rate determined in accordance with the following formula:

          ( 1 —(highest marginal rate of federal income taxation for individuals)) x (highest marginal rate of North Carolina income taxes for individuals in the calendar year in which the Excise Tax is required to be paid).

In the event the Employee is subject to the provisions of Section 68 of the Code, the combined federal and state income tax rate determined above shall be adjusted to reflect any loss in the federal deduction for state income taxes on the Gross-Up Payment.

The Gross-Up Payment shall be paid to the Employee by the Employer or BB&T on or before the date that the Employee is required to pay the Excise Tax; provided, however, that if the amount of such payment cannot be finally determined on or before such day, the Employer or BB&T shall pay to the Employee on such day an estimate, as determined in good faith by BB&T’s regular independent auditors, of the minimum amount of such payment and shall pay the remainder of such payment (together with interest at the rate provided under Section 1274(b)(2)(B) of the Code) as soon as the amount can be determined but no later than the thirtieth (30th) day after the date the Employee becomes subject to the payment of the Excise Tax. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time the Gross-Up Payment is made, the Employee shall repay to the Employer or BB&T, as applicable, at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax, federal and state taxes imposed on the Gross-Up Payment being repaid by the Employee, if such repayment results in a reduction in Excise Tax and/or a federal or state tax deduction) plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time the Gross-Up Payment is made (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Employer or BB&T shall make an additional Gross-Up Payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined. The parties agree that the intent of this subparagraph h is that the Employee shall be reimbursed for the Excise Tax on his excess parachute payments and all taxes on that reimbursement. The intended goal is to place the Employee in the same economic position as if no Excise Tax had been imposed.

               i.      A termination of the Employee's employment by BB&T,the Employer or the Employee for any reason other than death shall be communicated by Notice of Termination to the other parties hereto. For this purpose, a Notice of Termination means a written notice which specifies the effective date of termination.

          9.     Other Employment. The Employee shall devote all of his business time, attention, knowledge and skills solely to the business and interests of the Employer, BB&T and their Affiliates. The Employer, BB&T and their Affiliates shall be entitled to all of the benefits, profits and other emoluments arising from or incident to all work, services and advice of the Employee, and the Employee shall not, during the Term, become interested, directly or indirectly, in any manner, as a partner, officer, director, stockholder, advisor, employee or in any other capacity in any other business similar to the business of the Employer, BB&T and their Affiliates. Nothing contained in this Section 9 shall be deemed, however, to prevent or limit the right of the Employee to invest in a business similar to the business of the Employer, BB&T and their Affiliates if such investment is limited to less than one (1) percent of the capital stock or other securities of any corporation or similar organization whose stock or securities are publicly owned or are regularly traded on any public exchange.

          10.      Severability. All agreements and covenants contained in this Agreement are severable, and in the event any of them shall be held to be invalid by any competent court, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

          11.     Assignment Prohibited.  This Agreement is personal to each of the parties hereto, and none of the parties may assign or delegate any of his or its rights or obligations hereunder without first obtaining the written consent of the other parties; provided, however, that nothing in this Section 11 shall preclude the Employee from designating a beneficiary to receive any benefit payable under this Agreement upon his death.

          12.     No Attachment.  Except as otherwise provided in this Agreement or required by applicable law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge or hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

          13.      Headings. The headings of paragraphs and sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

          14.     Governing Law.  The parties intend that this Agreement and the performance hereunder and all suits and special proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of North Carolina without regard to conflicts of law principles thereof and that in any action, special proceeding or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of North Carolina shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any action or special proceeding may be instituted.

          15.      Binding Effect. This Agreement shall be binding upon, and inure to the benefit of, the Employee and his heirs, executors, administrators and legal representatives and BB&T, the Employer and their permitted successors and assigns.

          16.      Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

          17.     Notices.  All notices, requests, demands and other communications to any party under this Agreement shall be in writing (including telefacsimile transmission or similar writing) and shall be given to such party at his or its address or telefacsimile number set forth below or such other address or telefacsimile number as such party may hereafter specify for the purpose by notice to the other party:

(a)	If to the Employee:

W. Kendall Chalk

(b)	If to BB&T or the Employer:

BB&T Corporation
200 West Second Street
Winston-Salem, NC 27101
Fax: (336) 733-2058
Attention: Chief Operating Officer

Each such notice, request, demand or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this Section 17. Delivery of any notice, request, demand or other communication by telefacsimile shall be effective when received if received during normal business hours on a business day. If received after normal business hours, the notice, request, demand or other communication will be effective at 10:00 a.m. on the next business day.

          18.     Modification Of Agreement.  No waiver or modification of this Agreement or of any covenant, condition, or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. No evidence of any waiver or modification shall be offered or received in evidence at any proceeding, arbitration, or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such waiver or modification is in writing, duly executed as aforesaid. The parties further agree that the provisions of this Section 18 may not be waived except as herein set forth.

          19.      Taxes. To the extent required by applicable law, the Employer or BB&T shall deduct and withhold all necessary federal, state, local and employment taxes and any other similar sums required by law to be withheld from any payments made pursuant to the terms of this Agreement.

          20.     Attorneys’Fees.  In the event any dispute shall arise between the Employee, the Employer and BB&T as to the terms or interpretations of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by the Employee to enforce the terms of this Agreement or in defending against any action taken by the Employer or BB&T, the Employer or BB&T shall reimburse the Employee for all reasonable costs and expenses, including reasonable attorneys’fees, arising from such dispute, proceeding or action, if the Employee shall prevail in any action initiated by the Employee or shall have acted reasonably and in good faith in defending against any action initiated by the Employer or BB&T. Such reimbursement shall be paid within ten (10) days of the Employee furnishing to the Employer written evidence, which may be in the form, among other things, of a cancelled check or receipt, of any costs or expenses incurred by the Employee. Any such request for reimbursement by the Employee shall be made no more frequently than at 60-day intervals.

          21.      Joint and Several Obligations. To the extent permitted by applicable law, all obligations of the Employer or BB&T under this Agreement shall be joint and several.

          22.      Recitals. The recitals to this Agreement shall form a part of this Agreement.

BB&T CORPORATION

/s/ John A. Allison, IV
By:

Name: John A. Allison, IV
Title: Chairman and Chief Executive Officer

BRANCH BANKING AND TRUST COMPANY

/s/ John A. Allison, IV
By:
Name: John A. Allison, IV
Title: Chairman and Chief Executive Officer

EMPLOYEE:

/s/ W. Kendall Chalk

W. Kendall Chalk

                                 EXHIBIT A

                 Amended and Restated Employment Agreement
                                     of
                              W. Kendall Chalk
                         Effective January 1, 2002

                       Illustrative SERP Calculations

                                                    Example 1a

Name:                                                     W Ken Chalk
Date of Hire:                                             March 3, 1975
Assumed Date of Termination:                              December 31, 2001*
Benefit Commencement Date:                                January 1, 2007 **
Age as of payment date:                                   61.19

Qualified Plan Calculation (as of January 1, 2007):

1. Average Compensation                                            $200,000.00

2. Times 1%                                                              x .01

3. Equals                                                             2,000.00

4. Average Compensation over $57,312                                142,688.00

5. Times .5%                                                            x .005

6. Equals                                                               713.44

7. Subtotal (3) + (6)                                                 2,713.44

8. Times Years of Service                                                27.00
    (not to exceed 35 years)

9. Equals                                                            73,262.88

10. Times Early Payment Reduction Factor                              x .92333

11. Equals Early Reduced benefit                                     67,645.81
       beginning 1/1/2007

12. Not less than benefit accrued as of                              67,645.81
     December 31 preceding DOT

13. Equals                                                           67,645.81

14. Not less than Prior Accrued Benefit                              35,921.36
      as of 12/31/1995

15. Equals                                                           67,645.81

16. Divided by 12                                                          /12

17. Equals monthly benefit                                           $5,637.15
      beginning 1/1/2007 (based on life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006.

**Assumes the Employee elects to begin receiving his benefits under the qualified plan as of the first day of the month next following the month in which he receives his last monthly payment of
  Termination Compensation under his Employment Agreement.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                Year                      Total W-2 Wages                     Compensation Under Š .2.14

                1997                           423,499.96                                    200,000.00
                1998                           227,000.01                                    200,000.00
                1999                           543,838.12                                    200,000.00
                2000                           620,500.01                                    200,000.00
                2001                           676,439.08                                    200,000.00

Average                                        498,255.44                                    200,000.00

Note: In 1998, executive incentive compensation of $165,213 was deferred. This had no effect on the calculations.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the projected average Wage Base is $57,312 as follows:

                                            Year                            Wage Base

                                            1977                               16,500
                                            1978                               17,700
                                            1979                               22,900
                                            1980                               25,900
                                            1981                               29,700
                                            1982                               32,400
                                            1983                               35,700
                                            1984                               37,800
                                            1985                               39,600
                                            1986                               42,000
                                            1987                               43,800
                                            1988                               45,000
                                            1989                               48,000

                                                           20

                                            1990                               51,300
                                            1991                               53,400
                                            1992                               55,500
                                            1993                               57,600
                                            1994                               60,600
                                            1995                               61,200
                                            1996                               62,700
                                            1997                               65,400
                                            1998                               68,400
                                            1999                               72,600
                                            2000                               76,200
                                            2001                               80,400
                                            2002                               80,400
                                            2003                               80,400
                                            2004                               80,400
                                            2005                               80,400
                                            2006                               80,400
                                            2007                               80,400
                                            2008                               80,400
                                            2009                               80,400
                                            2010                               80,400
                                            2011                               80,400

Average Wage Base                                                              57,312

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

           Age at Payment Commencement Date                     Reduction Factor
                                         64                                0.980
                                         63                                0.960
                                         62                                0.940
                                         61                                0.920
                                         60                                0.860
                                         59                                0.800
                                         58                                0.725
                                         57                                0.650
                                         56                                0.575
                                         55                                0.500

14.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of January 1, 2007)

1. Average Compensation                                                $676,439.08

2. Times 1%                                                                  x .01

3. Equals                                                                 6,764.39

4. Average Compensation over $61,668                                    614,771.08

5. Times .5%                                                                x .005

6. Equals                                                                 3,073.86

7. Subtotal (3) + (6)                                                     9,838.25

8. Times Years of Service                                                    32.00
    (not to exceed 35 years)

9. Equals                                                               314,823.88

10. Times Early Payment Reduction Factor                                  x .92333

11. Equals Early Reduced benefit                                        290,686.33
       beginning 1/1/2007

12. Less Qualified Plan Benefit                                         -67,645.81

13. Non-Qualified Plan Benefit                                          223,040.52

14. Divided by 12                                                              /12

15. Equals monthly Non-qualified benefit                                $18,586.71
      beginning 1/1/2007 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $61,668 as follows:

                             Year                            Wage Base
                             1977                               16,500
                             1978                               17,700
                             1979                               22,900

                                                           22

                             1980                               25,900
                             1981                               29,700
                             1982                               32,400
                             1983                               35,700
                             1984                               37,800
                             1985                               39,600
                             1986                               42,000
                             1987                               43,800
                             1988                               45,000
                             1989                               48,000
                             1990                               51,300
                             1991                               53,400
                             1992                               55,500
                             1993                               57,600
                             1994                               60,600
                             1995                               61,200
                             1996                               62,700
                             1997                               65,400
                             1998                               68,400
                             1999                               72,600
                             2000                               76,200
                             2001                               80,400
                             2002                               83,700
                             2003                               87,000
                             2004                               90,600
                             2005                               94,200
                             2006                               98,100
                             2007                               98,100
                             2008                               98,100
                             2009                               98,100
                             2010                               98,100
                             2011                               98,100

Average Wage Base                                               61,668

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 32 years of service (27 Years of Service as of the Employee's actual date of termination plus 5 Years of
   Service in the compensation continuance period).

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

        Age at Payment Commencement Date                     Reduction Factor
                                      64                                0.980
                                      63                                0.960
                                      62                                0.940
                                      61                                0.920
                                      60                                0.860
                                      59                                0.800

                                                           23

                                      58                                0.725
                                      57                                0.650
                                      56                                0.575
                                      55                                0.500

                                            Example 1b

Name:                                                   W Ken Chalk
Date of Hire:                                           March 3, 1975
Assumed Date of Termination:                            December 31, 2001*
Benefit Commencement Date:                              November 1, 2010 **
Age as of payment date:                                 65.02

Qualified Plan Calculation (as of November 1, 2010):

1. Average Compensation                                            $200,000.00

2. Times 1%                                                              x .01

3. Equals                                                             2,000.00

4. Average Compensation over $57,312                                142,688.00

5. Times .5%                                                            x .005

6. Equals                                                               713.44

7. Subtotal (3) + (6)                                                 2,713.44

8. Times Years of Service                                                27.00
    (not to exceed 35 years)

9. Equals                                                            73,262.88

10. Not less than benefit accrued as of                              73,262.88
     December 31 preceding DOT

11. Equals                                                           73,262.88

12. Not less than Prior Accrued Benefit                              38,904.00
      as of 12/31/1995

13. Equals                                                           73,262.88

14. Divided by 12                                                          /12

15. Equals monthly benefit                                           $6,105.24
      beginning 11/1/2010 (based on life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006.

**Assumes the Employee elects to begin receiving his benefits under the qualified plan as of the first day of the month next following attaining Normal Retirement Age

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                 Year                           Total W-2 Wages                   Compensation Under Š .2.14

                 1997                                423,499.96                                  200,000.00
                 1998                                227,000.01                                  200,000.00
                 1999                                543,838.12                                  200,000.00
                 2000                                620,500.01                                  200,000.00
                 2001                                676,439.08                                  200,000.00

Average                                              498,255.44                                  200,000.00

Note: In 1998, executive incentive compensation of $165,213 was deferred. This had no effect on the calculations.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the projected average Wage Base is $57,312 as follows:

                                    Year                                 Wage Base
                                    1977                                    16,500
                                    1978                                    17,700
                                    1979                                    22,900
                                    1980                                    25,900
                                    1981                                    29,700
                                    1982                                    32,400
                                    1983                                    35,700
                                    1984                                    37,800
                                    1985                                    39,600
                                    1986                                    42,000
                                    1987                                    43,800
                                    1988                                    45,000
                                    1989                                    48,000
                                    1990                                    51,300
                                    1991                                    53,400
                                    1992                                    55,500
                                    1993                                    57,600
                                    1994                                    60,600

                                                           26

                                    1995                                    61,200
                                    1996                                    62,700
                                    1997                                    65,400
                                    1998                                    68,400
                                    1999                                    72,600
                                    2000                                    76,200
                                    2001                                    80,400
                                    2002                                    80,400
                                    2003                                    80,400
                                    2004                                    80,400
                                    2005                                    80,400
                                    2006                                    80,400
                                    2007                                    80,400
                                    2008                                    80,400
                                    2009                                    80,400
                                    2010                                    80,400
                                    2011                                    80,400

Average Wage Base                                                           57,312

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of November 1, 2010)

1. Average Compensation                                        $676,439.08

2. Times 1%                                                          x .01

3. Equals                                                         6,764.39

4. Average Compensation over $61,668                            614,771.08

5. Times .5%                                                        x .005

6. Equals                                                         3,073.86

7. Subtotal (3) + (6)                                             9,838.25

8. Times Years of Service                                            32.00
    (not to exceed 35 years)

9. Equals                                                       314,823.88

10. Less Qualified Plan Benefit                                 -73,262.88

13. Non-Qualified Plan Benefit                                  241,561.00

14. Divided by 12                                                      /12

15. Equals monthly Non-qualified benefit                        $20,130.08
      beginning 11/1/2010 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $61,668 as follows:

                                     Year                                 Wage Base
                                     1977                                    16,500
                                     1978                                    17,700
                                     1979                                    22,900
                                     1980                                    25,900
                                     1981                                    29,700
                                     1982                                    32,400
                                     1983                                    35,700
                                     1984                                    37,800
                                     1985                                    39,600
                                     1986                                    42,000
                                     1987                                    43,800
                                     1988                                    45,000
                                     1989                                    48,000
                                     1990                                    51,300
                                     1991                                    53,400
                                     1992                                    55,500
                                     1993                                    57,600
                                     1994                                    60,600
                                     1995                                    61,200
                                     1996                                    62,700
                                     1997                                    65,400
                                     1998                                    68,400
                                     1999                                    72,600
                                     2000                                    76,200
                                     2001                                    80,400
                                     2002                                    83,700
                                     2003                                    87,000

                                                           28

                                     2004                                    90,600
                                     2005                                    94,200
                                     2006                                    98,100
                                     2007                                    98,100
                                     2008                                    98,100
                                     2009                                    98,100
                                     2010                                    98,100
                                     2011                                    98,100

Average Wage Base                                                            61,668

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 32 years of service (27 Years of Service as of the Employee's actual date of termination plus 5 Years of
   Service in the compensation continuance period).

                                                                        Example 2

Name:                                                                                  W Ken Chalk
Date of Hire:                                                                          March 3, 1975
Assumed Date of Termination:                                                           October 31, 2010*
Benefit Commencement Date:                                                             November 1, 2010 *
Age as of payment date:                                                                65

Qualified Plan Calculation (as of November 1, 2010):

1. Average Compensation                                      230,000.00

2. Times 1%                                                       x .01

3. Equals                                                      2,300.00

4. Average Compensation over $63,312                         166,688.00

5. Times .5%                                                     x .005

6. Equals                                                        833.44

7. Subtotal (3) + (6)                                          3,133.44

8. Times Years of Service                                         35.00
    (not to exceed 35 years)

9. Equals                                                    109,670.40

10. Not less than benefit accrued as of                      107,089.50
     December 31 preceding DOT

11. Equals                                                   109,670.40

12. Not less than Prior Accrued Benefit                       38,904.00
      as of 12/31/1995

13. Equals                                                   109,670.40

14. Divided by 12                                                   /12

15. Equals monthly benefit                                    $9,139.20
      beginning 11/1/2010 (based on life annuity)

*Assumes the Employee retires at his Normal Retirement Age (age 65).  Thus, no Termination
 Compensation is paid under his Employment Agreement.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows assuming an annual 4% increase in compensation:

             Year                   Total W-2 Wages                     Compensation Under Š 2.14 *

             2005                        791,338.05
             2006                        822,991.57                                      220,000.00
             2007                        855,911.23                                      225,000.00
             2008                        890,147.68                                      230,000.00
             2009                        925,753.59                                      235,000.00
             2010                        802,319.78                                      240,000.00

Average                                  859,424.13                                      230,000.00

* Projected Compensation Limits

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $63,312 as follows:

                                     Year                         Wage Base
                                     1977                            16,500
                                     1978                            17,700
                                     1979                            22,900
                                     1980                            25,900
                                     1981                            29,700
                                     1982                            32,400
                                     1983                            35,700
                                     1984                            37,800
                                     1985                            39,600
                                     1986                            42,000
                                     1987                            43,800
                                     1988                            45,000
                                     1989                            48,000
                                     1990                            51,300
                                     1991                            53,400
                                     1992                            55,500
                                     1993                            57,600
                                     1994                            60,600
                                     1995                            61,200
                                     1996                            62,700
                                     1997                            65,400
                                     1998                            68,400
                                     1999                            72,600

                                                           31

                                     2000                            76,200
                                     2001                            80,400
                                     2002                            83,700
                                     2003                            87,000
                                     2004                            90,600
                                     2005                            94,200
                                     2006                            98,100
                                     2007                           102,000
                                     2008                           106,200
                                     2009                           110,400
                                     2010                           114,900
                                     2011                           119,400

Average Wage Base                                                    63,312

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of November 1, 2010)

1. Average Compensation                                          $859,424.13

2. Times 1%                                                            x .01

3. Equals                                                           8,594.24

4. Average Compensation over $63,312                              796,112.13

5. Times .5%                                                          x .005

6. Equals                                                           3,980.56

7. Subtotal (3) + (6)                                              12,574.80

8. Times Years of Service                                              35.00
    (not to exceed 35 years)

9. Equals                                                         440,118.07

10. Not less than benefit accrued as of December 31               439,009.42
     preceding the Date of Termination

11. Equals                                                        440,118.07

12. Less Qualified Plan Benefit                                  -109,670.40

13. Non-Qualified Plan Benefit                                    330,447.67

14. Divided by 12                                                        /12

15. Equals monthly Non-qualified benefit                          $27,537.31
      beginning 11/1/2010 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is as follows:

                             Year                         Wage Base
                             1977                            16,500
                             1978                            17,700
                             1979                            22,900
                             1980                            25,900
                             1981                            29,700
                             1982                            32,400
                             1983                            35,700
                             1984                            37,800
                             1985                            39,600
                             1986                            42,000
                             1987                            43,800
                             1988                            45,000
                             1989                            48,000
                             1990                            51,300
                             1991                            53,400
                             1992                            55,500
                             1993                            57,600
                             1994                            60,600
                             1995                            61,200
                             1996                            62,700
                             1997                            65,400
                             1998                            68,400
                             1999                            72,600
                             2000                            76,200
                             2001                            80,400
                             2002                            83,700
                             2003                            87,000

                                                           33

                             2004                            90,600
                             2005                            94,200
                             2006                            98,100
                             2007                           102,000
                             2008                           106,200
                             2009                           110,400
                             2010                           114,900
                             2011                           119,400

Average Wage Base                                            63,312

Exhibit 10(ab)

AMENDED AND RESTATED EMPLOYMENT AGREEMENT

          THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the or this “Agreement”), dated as of the 25th day of April, 2002, to be effective as of the 1st day of January, 2002, by and among BB&T CORPORATION, a North Carolina corporation (“BB&T”), BRANCH BANKING AND TRUST COMPANY, a North Carolina chartered commercial bank (the “Employer”), and ROBERT E. GREENE (the “Employee”).

R E C I T A L S:

          BB&T, the Employer and its Affiliates (as defined in Section 2a) are engaged in the banking and financial services business. The Employee is experienced in, and knowledgeable concerning, the material aspects of such business. The Employee heretofore has been employed as a Senior Executive Vice President of BB&T and as the President of the Employer pursuant to the terms of an Employment Agreement dated April 15, 1996, as subsequently amended (the “Predecessor Agreement”). BB&T desires to continue to employ the Employee as a Senior Executive Vice President and the Employer desires to continue to employ the Employee as the President of the Employer, and the Employee desires to continue to be employed by BB&T and the Employer in such capacities. Furthermore, BB&T and the Employer desire to continue to provide the Employee certain disability, death, severance and supplemental retirement benefits in addition to those provided by the employee benefit plans of BB&T and the Employer. BB&T, the Employer and the Employee desire to amend and restate the Predecessor Agreement in order to: (i) incorporate all amendments made to the Predecessor Agreement; and (ii) clarify and more clearly state the terms of their existing understanding.

          NOW, THEREFORE, in consideration of the mutual covenants and obligations contained herein and the compensation BB&T and the Employer agree herein to pay the Employee, and of other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, BB&T, the Employer and the Employee agree as follows:

          1.     Effect of Prior Agreements.  This Agreement expresses the whole and entire agreement between the parties with reference to the employment and service of the Employee and supersedes and replaces any prior employment agreements (including, without limitation, the Predecessor Agreement), understandings or arrangements (whether written or oral) among BB&T, the Employer and the Employee. Without limiting the foregoing, the Employee agrees that this Agreement satisfies any rights he may have had under any prior agreement or understanding (including, without limitation, the Predecessor Agreement) with the Employer and BB&T with respect to his employment by the Employer and BB&T.

          2.      Definitions. Wherever used in this Agreement, including, but not limited to, the Recitals, Sections 1 and 2, the following terms shall have the meanings set forth below (unless otherwise indicated by the context):

               a.      "Affiliate" means a Person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, another Person.

               b.      "Change of Control" means the earliest of the following dates:

     (i) the date any person or group of persons (as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934) together with its Affiliates, excluding employee benefit plans of the Employer or BB&T, is or becomes, directly or indirectly, the “beneficial owner”(as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934) of securities of the Employer or BB&T representing twenty percent (20%) or more of the combined voting power of the Employer’s or BB&T’s then outstanding securities (excluding the acquisition of securities of the Employer by an entity at least eighty percent (80%) of the outstanding voting securities of which are, directly or indirectly, beneficially owned by BB&T); or

     (ii) the date, when as a result of a tender offer or exchange offer for the purchase of securities of BB&T (other than such an offer by BB&T for its own securities), or as a result of a proxy contest, merger, share exchange, consolidation or sale of assets, or as a result of any combination of the foregoing, individuals who at the beginning of any two-year period during the Term constitute BB&T’s Board of Directors, plus new directors whose election or nomination for election by BB&T’s shareholders is approved by a vote of at least two-thirds of the directors still in office who were directors at the beginning of such two-year period (“Continuing Directors”), cease for any reason during such two-year period to constitute at least two-thirds (2/3) of the members of such Board of Directors; or

     (iii) the date the shareholders of BB&T approve a merger, share exchange or consolidation of BB&T with any other corporation or entity regardless of which entity is the survivor, other than a merger, share exchange or consolidation which would result in the voting securities of BB&T outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving or acquiring entity) at least sixty percent (60%) of the combined voting power of the voting securities of BB&T or such surviving or acquiring entity outstanding immediately after such merger or consolidation; or

(iv) the date the shareholders of BB&T approve a plan of complete liquidation or winding-up of BB&T or an agreement for the sale or disposition by BB&T of all or substantially all of BB&T’s assets; or

(v) the date of any event (other than a “merger of equals”as described in this subparagraph b) which BB&T’s Board of Directors determines should constitute a Change of Control.

Notwithstanding the foregoing, the term “Change in Control” shall not include any event which the Board of Directors of BB&T (or, if the event described in clause (ii) above has occurred, a majority of the Continuing Directors), prior to the occurrence of such event, specifically determines, for the purpose of this Agreement or employment agreements with other executives that contain substantially similar provisions, is a “merger of equals” (regardless of the form of the transaction), unless a majority of the Continuing Directors revokes such specific determination within one year after occurrence of the event that otherwise would constitute a Change in Control (a “MOE Revocation”). The parties to this Agreement agree that any determination concerning whether a transaction is a “merger of equals” shall be solely within the discretion of the Board of Directors of BB&T or a majority of the Continuing Directors, as the case may be.

               c.     "Code"means the Internal Revenue Code of 1986, as amended, and rules and regulations issued thereunder.

               d.     "Commencement Month"means the first day of the calendar month next following the month in which falls the Employee's Termination Date.

               e.     "Compensation Continuance Period"means the period of time over which the Employee is receiving Termination Compensation pursuant to the provisions of Section 8.

               f.     "Computation Period"means the twelve (12) consecutive month period beginning with the Commencement Month and each anniversary of the Commencement Month.

               g.     "Confidential Information"means all non-public information that has been created, discovered, developed or otherwise become known to the Employer, BB&T or their Affiliates other than through public sources, including, but not limited to, all inventions, processes, data, computer programs, marketing plans, customer lists, depositor lists, budgets, projections, new products, information covered by the Trade Secrets Protection Act, N.C. Gen. Stat., Chapter 66, §§152 to 162, and other information owned by the Employer, BB&T or their Affiliates which is not public information.

               h.     "Excise Tax"means the excise tax on excess parachute payments under Section 4999 of the Code (or any successor or similar provision thereof), including any interest or penalties with respect to such excise tax.

               i.     "Good Reason"means the occurrence of any of the following events without the Employee's express written consent:

(i) the assignment to the Employee of duties inconsistent with the position and status of the offices and positions of the Employer and/or BB&T held by the Employee as of January 1, 2002; or

(ii) a reduction by the Employer or BB&T in the Employee's pay grade or annual base salary as then in effect; or

     (iii) the exclusion of the Employee from participation in the Employer’s or BB&T’s employee benefit plans in effect as of, or adopted or implemented on or after, January 1, 2002, as the same may be improved or enhanced from time to time during the Term; or

(iv) any purported termination of the employment of the Employee by the Employer or BB&T which is not effected in accordance with this Agreement.

               j.      "Just Cause" means one or more of the following: the Employee's personal dishonesty; gross incompetence; willful misconduct; breach of a fiduciary duty involving personal profit; intentional failure to perform stated duties; willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order; conviction of a felony or of a misdemeanor involving moral turpitude; unethical business practices in connection with the Employer’s or BB&T’s business; misappropriation of the Employer’s or BB&T’s assets (determined on a reasonable basis) or those of their Affiliates; or material breach of any other provision of this Agreement; provided, that the Employee has received written notice from the Employer or BB&T of such material breach and such breach remains uncured for a period of thirty (30) days after the delivery of such notice. For purposes of this provision, no act or failure to act, on the part of the Employee, shall be considered “willful”unless it is done, or omitted to be done, by the Employee in bad faith or without a reasonable belief that the Employee’s action or omission was in the best interests of the Employer and BB&T.

               k.      "Pension Plan" means the BB&T Corporation Pension Plan, a tax qualified defined benefit pension plan, as the same may be amended from time to time.

               l.      "Person" means any individual, person, partnership, limited liability company, joint venture, corporation, company, firm, group or other entity.

               m.      "Term" means the term of the Employee's employment under this Agreement as provided in Section 4.

               n.      "Termination Compensation" means a monthly amount equal to one-twelfth (1/12th) of the highest amount of the annual cash compensation (including cash bonuses and other cash-based benefits, including for these purposes amounts earned or payable whether or not deferred) received by the Employee during any one of the five (5) calendar years immediately preceding the calendar year in which falls his Termination Date; provided, that if the cash compensation received by the Employee during the Termination Year exceeds the highest amount of the annual cash compensation received by him during any one of the immediately preceding five (5) calendar years, the cash compensation received by the Employee during the Termination Year shall be deemed to be his highest amount of annual cash compensation.

               o.      "Termination Date" means the date the Employee's employment is terminated.

               p.      "Termination Year"means the calendar year in which falls the Employee's Termination Date.

          3.     Employment.  During the Term (as defined in subparagraph m of Section 2 and Section 4), the Employee shall be employed as a Senior Executive Vice President of BB&T and as the President of the Employer. The Employee shall have such duties and responsibilities as are commensurate with such positions. The Employee shall also serve on such committees and task forces of BB&T and the Employer, including, without limitation, the Executive Management Committee of BB&T, as he may be appointed from time to time by BB&T, the Employer or their Boards of Directors. Notwithstanding the foregoing, in no event shall the failure to appoint or reappoint the Employee to any committee or task force of BB&T or the Employer be treated as a breach of this Agreement by BB&T or the Employer, or as a termination of the employment of the Employee. The Employee hereby accepts and agrees to such employment, subject to the general supervision and pursuant to the orders, advice, and direction of the Employer, BB&T and their Boards of Directors. The Employee shall perform such duties as are customarily performed by one holding such positions in other same or similar businesses or enterprises as that engaged in by the Employer and BB&T, and shall also additionally render such other services and duties as may be reasonably assigned to him from time to time by the Employer or BB&T, consistent with his positions.

          4.     Term of Employment.  The Term shall commence as of January 1, 2002, and shall terminate on December 31, 2006, unless extended or shortened as provided in this Agreement. As of the first day of each calendar month commencing February 1, 2002, the Term shall be automatically extended, without any further action by BB&T, the Employer or the Employee, for an additional calendar month; provided, however, that on any one month anniversary date BB&T, the Employer or the Employee may serve notice to the other parties to fix the Term to a definite five-year period from the date of such notice and no further automatic extensions shall occur. Notwithstanding the foregoing, the Term shall not be extended beyond the first day of the calendar month next following the date on which the Employee attains age sixty-five (65). The Term, as it may be extended pursuant to this Section 4, or, as it may be shortened in accordance with Section 7 or 8, is hereinafter referred to as the “Term.”

          5.      Compensation.

               a.      For all services rendered by the Employee to the Employer and BB&T under this Agreement, the Employer or BB&T shall pay  to the Employee, during the Term, a minimum annual base salary at a rate not less than $312,000, payable in accordance with the standard payroll practices and procedures of the Employer or BB&T applicable to all officers. Any salary increase payable to the Employee shall be determined in accordance with the Employer’s or BB&T’s annual salary plan, and shall be based on the Employer’s and/or BB&T’s performance and the performance of the Employee.

               b.      The Employee shall continue to participate in any bonus or incentive plans, whether any such plan provides for awards in cash or securities, made available to officers similarly situated to the Employee, as such plan or plans may be modified from time to time, or such other similar plans for which the Employee may become eligible and designated a participant.

               c.      Except as otherwise specifically provided in this Agreement, for as long as the Employee is employed by the Employer and BB&T, the Employee also shall be entitled to receive, on the same basis as other similarly situated officers of the Employer or BB&T, employee pension and welfare benefits and group employee benefits such as sick leave, vacation, group disability and health, life, and accident insurance and similar indirect compensation which the Employer or BB&T may from time to time extend to its officers.

               d.      If, during the Term, the Employee becomes eligible for benefits under the Pension Plan and retires, the Employee shall be eligible to participate in the same retiree health care program provided to other retiring employees at the time. During the Compensation Continuance Period, the Employee shall be deemed to be an “active employee”of the Employer for purposes of participating in the Employer’s or BB&T’s health care plan and for purposes of satisfying any age and service requirements under the Employer’s or BB&T’s retiree health care program. Thus, if the Employee has not satisfied either the age or service requirement (or both) under the Employer’s or BB&T’s retiree health care program at the time payment of his Termination Compensation begins, but satisfies the age or service requirement (or both) at the time such Termination Compensation payments end, he shall be deemed to have satisfied the age or service requirement (or both) for purposes of the Employer’s or BB&T’s retiree health care program as of the date his Termination Compensation payments end. For purposes of satisfying any service requirement under the Employer’s or BB&T’s retiree health care program, the Employee shall be credited with one year of service for each Computation Period which begins and ends during the Compensation Continuance Period.

          6.      Covenants of the Employee.

               a.      To the extent and subject to the limitations provided in the following subsections of this Section 6 (whichever subsection may be applicable), upon termination of the Employee’s employment prior to the expiration of the Term, the Employee shall not directly or indirectly, either as a principal, agent, employee, employer, stockholder, co-partner or in any other individual or representative capacity whatsoever, engage in the banking and financial services business, which includes, but it is not limited to, consumer, savings, commercial banking and the insurance and trust businesses, or the savings and loan or mortgage banking business, or any other business in which the Employer, BB&T or their Affiliates are engaged, anywhere in the States of North Carolina and South Carolina and in any county outside of North Carolina and South Carolina contiguous to North Carolina or South Carolina, nor shall the Employee solicit, or assist any other Person in so soliciting, any depositors or customers of the Employer, BB&T or their Affiliates, or induce any then or former employees to terminate their employment with the Employer, BB&T or their Affiliates, except that this Section 6a shall not be read to prohibit the investment described in the last sentence of Section 9.

               b.      If the Employee terminates his employment with the Employer or BB&T for Good Reason at any time, the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of his breach of the non-competition or non-solicitation provisions of Section 6a. However, if the Employee terminates his employment with the Employer or BB&T for Good Reason within twelve (12) months after a Change of Control or, if later, within ninety (90) days after a MOE Revocation (as defined in Section 2b), subparagraph c below shall apply, not this subparagraph b.

               c.      If the Employee terminates his employment with the Employer or BB&T for any reason within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               d.      If the Employee terminates his employment with the Employer or BB&T for any reason other than Good Reason at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a.

               e.      If the employment of the Employee is terminated by the Employer or BB&T at any time for Just Cause, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               f.      If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shallbe subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of his breach of the non-competition or non-solicitation provisions of Section 6a. If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall notbe subject to the non-competition and non-solicitation provisions of Section 6a.

               g.      During the Term and thereafter, and except as required by any court, supervisory authority or administrative agency or as may be otherwise required by applicable law, the Employee shall not, without the written consent of the Boards of Directors of the Employer and BB&T, or a person authorized thereby, disclose to any person, other than an employee of the Employer, BB&T or an Affiliate thereof, or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Employee of his duties as an employee of the Employer or BB&T, any Confidential Information obtained by him while in the employ of the Employer or BB&T, unless such information has become a matter of public knowledge at the time of such disclosure.

               h.      The covenants contained in this Section 6 shall be construed and interpreted in any judicial proceeding to permit their enforcement to the maximum extent permitted by law. The Employee agrees that the restraints imposed in this Section 6 are necessary for the reasonable and proper protection of the Employer, BB&T and their Affiliates and that each and every one of the restraints is reasonable in respect to such matter, length of time and the area. The Employee further acknowledges that damages at law would not be a measurable or adequate remedy for breach of the covenants contained in this Section 6 and, accordingly, the Employee agrees to submit to the equitable jurisdiction of any court of competent jurisdiction in connection with any action to enjoin the Employee from violating any such covenants.

          7.     Disability.  If, by reason of a physical or mental disability during the Term, the Employee is unable to carry out the essential functions of his employment pursuant to this Agreement for twelve (12) consecutive months, his employment hereunder may be terminated by action of the Board of Directors of the Employer or BB&T determining to do so upon one month’s notice to be given to the Employee at any time after the period of twelve (12) consecutive months of disability and while such disability continues. If, prior to the expiration of the one-month period after the giving of such notice, the Employee shall recover from such disability and return to the full-time active discharge of his duties hereunder, then such notice shall be of no further force and effect and the Employee’s employment shall continue as if the same had been uninterrupted. If the Employee shall not so recover from his disability and return to his duties, then his employment shall terminate on the date which coincides with the expiration of such one month’s notice. During the first twelve (12) consecutive months of the period of the Employee’s disability, the Employee shall continue to earn all compensation (including bonuses and incentive compensation) to which the Employee would have been entitled as if he had not been disabled, such compensation to be paid at the time, in the amounts, and in the manner provided in Section 5a, inclusive of any compensation received pursuant to any applicable disability insurance plan of the Employer or BB&T. Thereafter, the Employee shall receive compensation to which he is entitled under any applicable disability insurance plan of the Employer or BB&T. In the event a dispute arises between the Employee and the Employer or BB&T concerning the Employee’s physical or mental disability or ability to continue or return to the performance of his duties as aforesaid, the Employee shall submit, at the expense of the Employer and BB&T, to examination by a competent physician mutually agreeable to the parties, and his opinion as to the Employee’s capability to so perform shall be final and binding. Upon termination of the Employee’s employment by reason of disability, the Term shall end.

          8.      Termination; Termination Compensation and Other Post Termination Benefits.

               a.      If the Employee shall die during the Term, this Agreement and the employment relationship hereunder shall automatically terminate on the date of death, which date shall be his Termination Date, and, thus, the last day of the Term.

               b.      The Employer or BB&T shall have the right to terminate the Employee's employment under this Agreement at any time for Just Cause upon written notice to the Employee as provided in subparagraph i below. In the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause, the Employee shall have no right to receive compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

               c.      The Employer or BB&T may terminate the Employee's employment under this Agreement other than for Just Cause at any time upon written notice to the Employee as provided in subparagraph i below. In the event the Employer or BB&T terminates the employment of the Employee under this Agreement pursuant to this subparagraph c, the Employee shall be entitled to the following compensation and benefits:

     (i)      The Employee shall receive Termination Compensation each month during the period described in subparagraph (ii) below, subject, however, to the Employee’s compliance with the non-competition and non-solicitation provisions of Section 6a for a one-year period following the Employee’s Termination Date.

     (ii)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time compensation would have been paid to the Employee in accordance with Section 5a.

     (iii)      The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

     (iv)      The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

     (v)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, on the same terms as were in effect prior to the Employee’s Termination Date, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period.

(vi) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph c shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of his Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8c from and after the date of such breach.

               d.      If (i) the employment of the Employee is terminated for any reason other than Just Cause or on account of the Employee’s death, regardless of whether the Employer or BB&T or the Employee initiates such termination, within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), or (ii) the Employee terminates his employment at any time for Good Reason, the Employee shall be entitled to the following compensation and benefits:

     (i)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time such compensation would have been paid to the Employee in accordance with Section 5a.

     (ii)     The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

     (iii)      The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

     (iv)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period, on the same terms as were in effect either (A) at his Termination Date, or (B) if such plans and programs in effect prior to the Change of Control or prior to the MOE Revocation were, considered together as a whole, materially more generous to the officers of the Employer, than at the date of the Change of Control or at the date of the MOE Revocation, as the case may be.

(v) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph d shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date, a Change of Control or MOE Revocation, as appropriate. In accordance with Section 6b, if the Employee terminates his employment at any time for Good Reason (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a for the one-year period following his Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of his Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8d from and after the date of such breach.

Should the circumstances of the termination of the employment of the Employee result in application of both subparagraphs c and d, subparagraph d shall be deemed to apply and control.

               e.      If the Employee terminates his employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), he shall not be entitled to compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

               f.      The Employee is a participant in the BB&T Corporation Target Pension Plan (the "SERP"). The SERP was formerly known as the Southern National Supplemental Executive Retirement Plan. The SERP is a non-qualified, unfunded supplemental retirement plan which provides benefits to or on behalf of selected key management employees. The benefits provided under the SERP supplement the retirement and survivor benefits payable from the Pension Plan. Except in the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause and except in the event the Employee terminates his employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), the following special provisions shall apply for purposes of this Agreement:

     (i)      The provisions of the SERP shall be and hereby are incorporated in this Agreement. The SERP, as applied to the Employee, may not be terminated, modified or amended without the express written consent of the Employee. Thus, any amendment or modification to the SERP or the termination of the SERP shall be ineffective as to the Employee unless the Employee consents in writing to such termination, modification or amendment. The SERP Retirement Benefit (as defined in the SERP) of the Employee shall not be adversely affected because of any modification, amendment or termination of the SERP. In the event of any conflict between the terms of this subparagraph f and the SERP, the provisions of this subparagraph f shall prevail.

(ii) The SERP, as applied to the Employee, shall be and hereby is amended by the following special provisions:

          (A)      In determining the Employee’s Credited Service (as defined in the SERP) for purposes of the SERP, including for purposes of determining his rights to elect early retirement under the SERP, the Compensation Continuance Period shall be deemed to be Credited Service for purposes of the SERP. The Employee shall be credited with one year of service for Credited Service purposes for each Computation Period which begins and ends during the Compensation Continuance Period. If the Employee has not satisfied as of the beginning of the Compensation Continuance Period any service requirement for purposes of determining his eligibility for benefits under the SERP, he will be deemed to have satisfied such service requirement as of that day during the Compensation Continuance Period on which he meets the service requirement, including the additional Credited Service earned during the Compensation Continuance Period.

          (B)      The Early Retirement Date of the Employee for purposes of the SERP shall be the date as of which the Employee is credited with his fifteenth year of Credited Service (including the additional Credited Service earned during the Compensation Continuance Period). The Employee need not satisfy any age requirement to be eligible to receive a SERP Retirement Benefit.

          (C)      Payment of the SERP Retirement Benefit to the Employee may not commence earlier than the first day of the month next following the later of (i) the date the Employee terminates his employment or (ii) the date the Employee attains his fifty-fifth birthday. For purposes of (i) above, the Employee, if receiving Termination Compensation, shall be deemed to terminate his employment as of the last day of the Compensation Continuance Period.

          (D)      In determining the SERP Retirement Benefit of the Employee under the SERP, the Monthly Earnings (as described in the SERP) of the Employee shall be the greater of (1) or (2), where (1) is his Monthly Earnings as determined under the SERP as of the date of his termination of employment and (2) is the monthly amount of his Termination Compensation (if any).

          (E)      If the Employee’s employment is terminated by the Employee for Good Reason or by the Employer or BB&T or by the Employee for any reason other than Just Cause within the twelve-month period next following a Change of Control of the Employer or BB&T or, if later, the ninety (90) day period next following a MOE Revocation, the Employee will notbe subject to the non-competition provisions of the SERP.

Attached to this Agreement as Exhibit A are several SERP calculations. The purpose of these calculations is to illustrate the application and effect of this subparagraph f.

               g.      In receiving any payments pursuant to this Section 8, the Employee shall not be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Employee hereunder and such amounts shall not be reduced or terminated whether or not the Employee attains other employment.

               h.      In the event that any amount paid or distributed to the Employee pursuant to this Agreement shall constitute a parachute payment within the meaning of Section 280G of the Code, and the aggregate of such parachute payments and any other amounts paid or distributed to the Employee from any other plans or arrangements maintained by the Employer, BB&T, or their Affiliates shall cause the Employee to be subject to the Excise Tax, the Employer shall pay to the Employee an additional amount (the “Gross-Up Payment”) such that the net amount the Employee shall receive after the payment of any Excise Tax shall equal the amount which he would have received if the Excise Tax had not been imposed. The Gross-Up Payment shall be determined by BB&T’s regular independent auditors and shall equal the sum of the following:

(1) The rate of the Excise Tax multiplied by the amount of the excess parachute payments;

(2) Any federal income tax, social security tax, unemployment tax or Excise Tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.; and

(3) Any state income or other tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.

For purposes of determining the amount of the Gross-Up Payment, the Employee shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation for individuals in the calendar year in which the Excise Tax is required to be paid. In addition, the Employee shall be deemed to pay state income taxes at a rate determined in accordance with the following formula:

          ( 1 —(highest marginal rate of federal income taxation for individuals)) x (highest marginal rate of North Carolina income taxes for individuals in the calendar year in which the Excise Tax is required to be paid).

In the event the Employee is subject to the provisions of Section 68 of the Code, the combined federal and state income tax rate determined above shall be adjusted to reflect any loss in the federal deduction for state income taxes on the Gross-Up Payment.

The Gross-Up Payment shall be paid to the Employee by the Employer or BB&T on or before the date that the Employee is required to pay the Excise Tax; provided, however, that if the amount of such payment cannot be finally determined on or before such day, the Employer or BB&T shall pay to the Employee on such day an estimate, as determined in good faith by BB&T’s regular independent auditors, of the minimum amount of such payment and shall pay the remainder of such payment (together with interest at the rate provided under Section 1274(b)(2)(B) of the Code) as soon as the amount can be determined but no later than the thirtieth (30th) day after the date the Employee becomes subject to the payment of the Excise Tax. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time the Gross-Up Payment is made, the Employee shall repay to the Employer or BB&T, as applicable, at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax, federal and state taxes imposed on the Gross-Up Payment being repaid by the Employee, if such repayment results in a reduction in Excise Tax and/or a federal or state tax deduction) plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time the Gross-Up Payment is made (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Employer or BB&T shall make an additional Gross-Up Payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined. The parties agree that the intent of this subparagraph h is that the Employee shall be reimbursed for the Excise Tax on his excess parachute payments and all taxes on that reimbursement. The intended goal is to place the Employee in the same economic position as if no Excise Tax had been imposed.

               i.      A termination of the Employee's employment by BB&T, the Employer or the Employee for any reason other than death shall be communicated by Notice of Termination to the other parties hereto. For this purpose, a Notice of Termination means a written notice which specifies the effective date of termination.

          9.     Other Employment.  The Employee shall devote all of his business time, attention, knowledge and skills solely to the business and interests of the Employer, BB&T and their Affiliates. The Employer, BB&T and their Affiliates shall be entitled to all of the benefits, profits and other emoluments arising from or incident to all work, services and advice of the Employee, and the Employee shall not, during the Term, become interested, directly or indirectly, in any manner, as a partner, officer, director, stockholder, advisor, employee or in any other capacity in any other business similar to the business of the Employer, BB&T and their Affiliates. Nothing contained in this Section 9 shall be deemed, however, to prevent or limit the right of the Employee to invest in a business similar to the business of the Employer, BB&T and their Affiliates if such investment is limited to less than one (1) percent of the capital stock or other securities of any corporation or similar organization whose stock or securities are publicly owned or are regularly traded on any public exchange.

          10.      Severability. All agreements and covenants contained in this Agreement are severable, and in the event any of them shall be held to be invalid by any competent court, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

          11.      Assignment Prohibited.  This Agreement is personal to each of the parties hereto, and none of the parties may assign or delegate any of his or its rights or obligations hereunder without first obtaining the written consent of the other parties; provided, however, that nothing in this Section 11 shall preclude the Employee from designating a beneficiary to receive any benefit payable under this Agreement upon his death.

          12.     No Attachment.  Except as otherwise provided in this Agreement or required by applicable law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge or hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

          13.      Headings. The headings of paragraphs and sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

          14.     Governing Law.  The parties intend that this Agreement and the performance hereunder and all suits and special proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of North Carolina without regard to conflicts of law principles thereof and that in any action, special proceeding or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of North Carolina shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any action or special proceeding may be instituted.

          15.      Binding Effect. This Agreement shall be binding upon, and inure to the benefit of, the Employee and his heirs, executors, administrators and legal representatives and BB&T, the Employer and their permitted successors and assigns.

          16.      Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

          17.     Notices.  All notices, requests, demands and other communications to any party under this Agreement shall be in writing (including telefacsimile transmission or similar writing) and shall be given to such party at his or its address or telefacsimile number set forth below or such other address or telefacsimile number as such party may hereafter specify for the purpose by notice to the other party:

(a)	If to the Employee:

Robert E. Greene

(b)	If to BB&T or the Employer:

BB&T Corporation
200 West Second Street
Winston-Salem, NC 27101
Fax: (336) 733-2058
Attention: Chief Operating Officer

Each such notice, request, demand or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this Section 17. Delivery of any notice, request, demand or other communication by telefacsimile shall be effective when received if received during normal business hours on a business day. If received after normal business hours, the notice, request, demand or other communication will be effective at 10:00 a.m. on the next business day.

          18.     Modification Of Agreement.  No waiver or modification of this Agreement or of any covenant, condition, or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. No evidence of any waiver or modification shall be offered or received in evidence at any proceeding, arbitration, or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such waiver or modification is in writing, duly executed as aforesaid. The parties further agree that the provisions of this Section 18 may not be waived except as herein set forth.

          19.      Taxes. To the extent required by applicable law, the Employer or BB&T shall deduct and withhold all necessary federal, state, local and employment taxes and any other similar sums required by law to be withheld from any payments made pursuant to the terms of this Agreement.

          20.     Attorneys’Fees.  In the event any dispute shall arise between the Employee, the Employer and BB&T as to the terms or interpretations of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by the Employee to enforce the terms of this Agreement or in defending against any action taken by the Employer or BB&T, the Employer or BB&T shall reimburse the Employee for all reasonable costs and expenses, including reasonable attorneys’fees, arising from such dispute, proceeding or action, if the Employee shall prevail in any action initiated by the Employee or shall have acted reasonably and in good faith in defending against any action initiated by the Employer or BB&T. Such reimbursement shall be paid within ten (10) days of the Employee furnishing to the Employer written evidence, which may be in the form, among other things, of a cancelled check or receipt, of any costs or expenses incurred by the Employee. Any such request for reimbursement by the Employee shall be made no more frequently than at 60-day intervals.

          21.      Joint and Several Obligations. To the extent permitted by applicable law, all obligations of the Employer or BB&T under this Agreement shall be joint and several.

          22.      Recitals. The recitals to this Agreement shall form a part of this Agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written.

BB&T CORPORATION

/s/ John A. Allison, IV
By:

Name: John A. Allison, IV
Title: Chairman and Chief Executive Officer

BRANCH BANKING AND TRUST COMPANY

/s/ John A. Allison, IV
By:
Name: John A. Allison, IV
Title: Chairman and Chief Executive Officer

EMPLOYEE:

/s/ Robert E. Greene

Robert E. Greene

                                        EXHIBIT A

                        Amended and Restated Employment Agreement
                                            of
                                     Robert E. Greene
                                Effective January 1, 2002

                              Illustrative SERP Calculations

                                                           19

                                           Example 1a

Name:                                              Rob Greene
Date of Hire:                                      November 20, 1972
Assumed Date of Termination:                       December 31, 2001*
Benefit Commencement Date:                         January 1, 2007
Age as of payment date                             57

Qualified Plan Calculation (as of January 1, 2007)

1. Average Compensation                                                                              $200,000.00

2. Times 1%                                                                                                x .01

3. Equals                                                                                               2,000.00

4. Average Compensation over $65,580                                                                  134,420.00

5. Times .5%                                                                                              x .005

6. Equals                                                                                                 672.10

7. Subtotal (3) + (6)                                                                                   2,672.10

8. Times Years of Service                                                                                  29.00
    (not to exceed 35 years)

9. Equals                                                                                              77,490.90

10. Times Early Payment Reduction Factor                                                                x .64375

11. Equals Early Reduced benefit                                                                       49,884.77
       beginning 1/1/2007

12. Not less than benefit accrued as of                                                                49,884.77
     December 31 preceding DOT

13. Equals                                                                                             49,884.77

14. Not less than Prior Accrued Benefit                                                                33,978.06
      as of 12/31/1995

15. Equals                                                                                             49,884.77

16. Divided by 12                                                                                            /12

17. Equals monthly benefit                                                                             $4,157.06
      beginning 1/1/2007 (based on a life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to receive termination compensation under his employment agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                   Year                 Total W-2 Wages                      Compensation Under Š .2.14

                   1997                      426,374.97                                     200,000.00
                   1998                      393,400.65                                     200,000.00
                   1999                      543,352.59                                     200,000.00
                   2000                      620,905.02                                     200,000.00
                   2001                      676,564.08                                     200,000.00

Average                                      532,119.46                                     200,000.00

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the projected average Wage Base is $65,580 as follows:

                                    Year                       Wage Base

                                    1982                          32,400
                                    1983                          35,700
                                    1984                          37,800
                                    1985                          39,600
                                    1986                          42,000
                                    1987                          43,800
                                    1988                          45,000
                                    1989                          48,000
                                    1990                          51,300
                                    1991                          53,400
                                    1992                          55,500
                                    1993                          57,600
                                    1994                          60,600
                                    1995                          61,200
                                    1996                          62,700
                                    1997                          65,400
                                    1998                          68,400
                                    1999                          72,600
                                    2000                          76,200
                                    2001                          80,400
                                    2002                          80,400

                                                           21

                                    2003                          80,400
                                    2004                          80,400
                                    2005                          80,400
                                    2006                          80,400
                                    2007                          80,400
                                    2008                          80,400
                                    2009                          80,400
                                    2010                          80,400
                                    2011                          80,400
                                    2012                          80,400
                                    2013                          80,400
                                    2014                          80,400
                                    2015                          80,400
                                    2016                          80,400

Average Wage Base                                                 65,580

8. The 29 Years of Service equals  23 years of service under the Southern National Pension
     Plan and 6 years of service under the BB&T Pension Plan.

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

                Age at Payment Commencement Date                Reduction Factor
                                              64                           0.980
                                              63                           0.960
                                              62                           0.940
                                              61                           0.920
                                              60                           0.860
                                              59                           0.800
                                              58                           0.725
                                              57                           0.650
                                              56                           0.575
                                              55                           0.500

14.  The Prior Southern National Plan merged with the BB&T Plan as of December 31, 1995.  All persons who were participants on that date have a frozen benefit equal to the Accrued Benefit as of
      December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Calculation (As of January 1, 2007)

1. Final Average Earnings                                       $676,564.08

2. Times 55%                                                          x .55

3. Equals                                                       $372,110.24

4. Qualified Joint and 75% Survivor Annuity                    ($45,245.48)

5. 50% times Social Security Benefit                           ($11,898.00)

6. SERP before reduction [(3) - (4) - (5)]                      $314,966.76

7. Times Early Payment Reduction Factor                               x.715

8. SERP Annual Benefit                                          $225,201.23 (or $18,766.77 per month)

Footnotes

1. Equals the participant's average Monthly Earnings for the 60 calendar months during which his
    Monthly Earnings were the highest within the 120 months immediately preceding his termination date per Section 2.13 of the BB&T Corporation Target Pension Plan (BB&T Target Plan), as modified by Section 8f of the Employee's Employment Agreement, as follows:

                                             Year                    Compensation

                                             1997                      426,374.97
                                             1998                      393,400.65
                                             1999                      543,352.59
                                             2000                      620,905.02
                                             2001                      676,564.08
                                             2002                      676,564.08
                                             2003                      676,564.08
                                             2004                      676,564.08
                                             2005                      676,564.08
                                             2006                      676,564.08

Final Average Earnings                                                 676,564.08

   As per the Employment Agreement, annual "Termination Compensation" is the highest amount of the annual cash compensation (including cash bonuses and other cash based benefits) received during any one of the five calendar years immediately preceding the calendar year in which the
   Employee terminates his employment.  Termination Compensation is taken into account in determining "Monthly Earnings."  Under the Employment Agreement, December 31, 2006 is deemed to be the Employee's termination date for the purposes of the SERP calculation.

2. Per Section 2.25 of the BB&T Target Plan

4. Per Section 2.19 of the BB&T Target Plan, the Target benefit is reduced by the Qualified Plan benefit actuarially valued as a Joint and 75% Survivor Annuity

5. Per Section 2.24 of the BB&T Target Plan, the Target benefit is reduced by the Primary Old Age
   Insurance benefit the participant would receive at Normal Retirement Age under Social Security.

7. Per Section 2.08 of the BB&T Target Plan, the Target benefit is reduced for Early Retirement by
    .1667% times the number of months prior to Normal Retirement Date the participant terminated employment (up to 60).  If a participant terminates more than 60 months prior to NRD, the reduction factor is .5% times the number of months over 60.

    Date of Termination for SERP                                                               December 31, 2006
    Normal Retirement Date                                                                      January 31, 2015

    Number of Months prior to NRD                                                                             97

    Reduction Factor per month (first 60 months)                                                         0.1667%

    (A) Reduction Factor                                                                                   0.100

    Reduction Factor per month (second 60 months)                                                          0.50%

    (B) Reduction Factor                                                                                   0.185

    Total Reduction Factor (A) + (B)                                                                       0.285

   It has been actuarially determined by Aon Consulting that the alternative benefit referenced in Section
   2.12 of the Target plan would never exceed the calculation shown above.

                                                 Example 1b

Name:                                                            Rob Greene
Date of Hire:                                                    November 20, 1972
Assumed Date of Termination:                                     December 31, 2001*
Benefit Commencement Date:                                       February 1, 2015
Age as of payment date                                           65

Qualified Plan Calculation (as of February 1, 2015)

1. Average Compensation                                                $200,000.00

2. Times 1%                                                                  x .01

3. Equals                                                                 2,000.00

4. Average Compensation over $65,580                                    134,420.00

5. Times .5%                                                                x .005

6. Equals                                                                   672.10

7. Subtotal (3) + (6)                                                     2,672.10

8. Times Years of Service                                                    29.00
    (not to exceed 35 years)

9. Equals                                                                77,490.90

10. Not less than benefit accrued as of                                  77,490.90
     December 31 preceding DOT

11. Equals                                                               77,490.90

12. Not less than Prior Accrued Benefit                                  52,781.46
      as of 12/31/1995

13. Equals                                                               77,490.90

14. Divided by 12                                                              /12

15. Equals monthly benefit                                               $6,457.58
      beginning 2/1/2015 (based on a life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to receive termination compensation under his employment agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                        Year                   Total W-2 Wages                   Compensation Under Š 2.14

                        1997                        426,374.97                                  200,000.00
                        1998                        393,400.65                                  200,000.00
                        1999                        543,352.59                                  200,000.00
                        2000                        620,905.02                                  200,000.00
                        2001                        676,564.08                                  200,000.00

Average                                             532,119.46                                  200,000.00

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the projected average Wage Base is $65,580 as follows:

                                             Year                         Wage Base

                                             1982                            32,400
                                             1983                            35,700
                                             1984                            37,800
                                             1985                            39,600
                                             1986                            42,000
                                             1987                            43,800
                                             1988                            45,000
                                             1989                            48,000
                                             1990                            51,300
                                             1991                            53,400
                                             1992                            55,500
                                             1993                            57,600
                                             1994                            60,600
                                             1995                            61,200
                                             1996                            62,700
                                             1997                            65,400
                                             1998                            68,400
                                             1999                            72,600
                                             2000                            76,200
                                             2001                            80,400
                                             2002                            80,400
                                             2003                            80,400
                                             2004                            80,400
                                             2005                            80,400
                                             2006                            80,400

                                                           26

                                             2007                            80,400
                                             2008                            80,400
                                             2009                            80,400
                                             2010                            80,400
                                             2011                            80,400
                                             2012                            80,400
                                             2013                            80,400
                                             2014                            80,400
                                             2015                            80,400
                                             2016                            80,400

Average Wage Base                                                            65,580

8. The 29 Years of Service equals  23 years of service under the Southern National Pension
     Plan and 6 years of service under the BB&T Pension Plan.

12.  The Prior Southern National Plan merged with the BB&T Plan as of December 31, 1995.  All persons who were participants on that date have a frozen benefit equal to the Accrued Benefit as of
      December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Calculation (As of January 1, 2007)

1. Final Average Earnings                                      $676,564.08

2. Times 55%                                                         x .55

3. Equals                                                      $372,110.24

4. Qualified Joint and 75% Survivor Annuity                   ($66,642.17)

5. 50% times Social Security Benefit                          ($11,898.00)

6. SERP before reduction [(3) - (4) - (5)]                     $293,570.07

7. SERP Annual Benefit                                         $293,570.07 (or $24,464.17 per month)

Footnotes

1. Equals the participant's average Monthly Earnings for the 60 calendar months during which his
    Monthly Earnings were the highest within the 120 months immediately preceding his termination date per Section 2.13 of the BB&T Corporation Target Pension Plan (BB&T Target Plan), as modified by Section 8f of the Employee's Employment Agreement, as follows:

                                               Year                      Compensation

                                               1997                        426,374.97
                                               1998                        393,400.65
                                               1999                        543,352.59
                                               2000                        620,905.02
                                               2001                        676,564.08
                                               2002                        676,564.08

                                                           27

                                               2003                        676,564.08
                                               2004                        676,564.08
                                               2005                        676,564.08
                                               2006                        676,564.08

Final Average Earnings                                                     676,564.08

   As per the Employment Agreement, annual "Termination Compensation" is the highest amount of the annual cash compensation (including cash bonuses and other cash based benefits) received during any one of the five calendar years immediately preceding the calendar year in which the
   Employee terminates his employment.  Termination Compensation is taken into account in determining "Monthly Earnings."  Under the Employment Agreement, December 31, 2006 is deemed to be the Employee's termination date for the purposes of the SERP calculation.

2. Per Section 2.25 of the BB&T Target Plan

4. Per Section 2.19 of the BB&T Target Plan, the Target benefit is reduced by the Qualified Plan benefit actuarially valued as a Joint and 75% Survivor Annuity

5. Per Section 2.24 of the BB&T Target Plan, the Target benefit is reduced by the Primary Old Age
   Insurance benefit the participant would receive at Normal Retirement Age under Social Security.

   It has been actuarially determined by Aon Consulting that the alternative benefit referenced in Section
   2.12 of the Target plan would never exceed the calculation shown above.

                                          Example 2a

Name:                                                    Rob Greene
Date of Hire:                                            November 20, 1972
Assumed Date of Termination                              January 31, 2005*
Benefit Commencement Date                                February 1, 2010
Age as of payment date                                   60

Qualified Plan Calculation (as of February 1, 2010)

1. Average Compensation                                          $203,000.00

2. Times 1%                                                            x .01

3. Equals                                                           2,030.00

4. Average Compensation over $71,400                              131,600.00

5. Times .5%                                                          x .005

6. Equals                                                             658.00

7. Subtotal (3) + (6)                                               2,688.00

8. Times Years of Service                                              32.00
    (not to exceed 35 years)

9. Equals                                                          86,016.00

10. Times Early Payment Reduction Factor                               x .86

11. Equals Early Reduced benefit                                   73,973.76
       beginning 2/1/2010

12. Not less than benefit accrued as of                            74,143.83
      December 31 preceding DOT

13. Equals                                                         74,143.83

14. Not less than Prior Accrued Benefit                            45,392.06
      as of 12/31/1995

15. Equals                                                         74,143.83

16. Divided by 12                                                        /12

17. Equals monthly benefit                                         $6,178.65
      beginning 2/1/2010 (based on life annuity)

*Assumes the employment of the Employee is terminated on January 31, 2005 for a reason entitling the Employee to receive termination compensation under his employment agreement for the 60 month period beginning February 1, 2005 and ending January 31, 2010.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows
   (assumes a 4% annual increase in compensation):

Year                                  Total W-2 Wages                 Compensation Under Š 2.14 *

                                 2000                      620,905.02                                    200,000.00
                                 2001                      676,564.08                                    200,000.00
                                 2002                      703,626.64                                    200,000.00
                                 2003                      731,771.71                                    205,000.00
                                 2004                      768,360.29                                    210,000.00

Average                                                    700,245.55                                    203,000.00

* Projected Compensation Limit

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $71,400 as follows:

                          Year                       Wage Base

                          1982                          32,400
                          1983                          35,700
                          1984                          37,800
                          1985                          39,600
                          1986                          42,000
                          1987                          43,800
                          1988                          45,000
                          1989                          48,000
                          1990                          51,300
                          1991                          53,400
                          1992                          55,500
                          1993                          57,600
                          1994                          60,600
                          1995                          61,200
                          1996                          62,700
                          1997                          65,400
                          1998                          68,400
                          1999                          72,600
                          2000                          76,200

                                                           30

                          2001                          80,400
                          2002                          83,700
                          2003                          87,000
                          2004                          90,600
                          2005                          94,200
                          2006                          94,200
                          2007                          94,200
                          2008                          94,200
                          2009                          94,200
                          2010                          94,200
                          2011                          94,200
                          2012                          94,200
                          2013                          94,200
                          2014                          94,200
                          2015                          94,200
                          2016                          94,200

Average Wage Base                                       71,400

8. The 32 Years of Service equals  23 years of service under the Southern National Pension
     Plan and 9 years of service under the BB&T Pension Plan.

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

        Age at Payment Commencement Date                Reduction Factor
                                      64                           0.980
                                      63                           0.960
                                      62                           0.940
                                      61                           0.920
                                      60                           0.860
                                      59                           0.800
                                      58                           0.725
                                      57                           0.650
                                      56                           0.575
                                      55                           0.500

14.  The Prior Southern National Plan merged with the BB&T Plan as of December 31, 1995.  All persons who were participants on that date have a frozen benefit equal to the Accrued Benefit as of
      December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Calculation (as of February 1, 2010)

1. Final Average Earnings                                               $761,042.58

2. Times 55%                                                                  x .55

3. Equals                                                               $418,573.42

4. Qualified Joint and 75% Survivor Annuity                            ($65,617.29)

5. 50% times Social Security Benefit                                   ($14,154.00)

6. SERP before reduction [(3) - (4) - (5)]                              $338,802.13

7. Times Early Payment Reduction Factor                                        x.90

8. SERP Annual Benefit                                                  $304,921.92 (or $25,410.16 per month)

Footnotes

1. Equals the participant's average Monthly Earnings for the 60 calendar months during which his
    Monthly Earnings were the highest within the 120 months immediately preceding his termination date per Section 2.13 of the BB&T Corporation Target Pension Plan (BB&T Target Plan), as modified by Section 8f of the Employee's Employment Agreement, as follows:

                                                Year                    Compensation

                                                2000                      620,905.02
                                                2001                      676,564.08
                                                2002                      703,626.64
                                                2003                      731,771.71
                                                2004                      761,042.58
                                                2005                      761,042.58
                                                2006                      761,042.58
                                                2007                      761,042.58
                                                2008                      761,042.58
                                                2009                      761,042.58

Final Average Earnings                                                    761,042.58

   As per the Employment Agreement, annual "Termination Compensation" is the highest amount of the annual cash compensation (including cash bonuses and other cash based benefits) received during any one of the five calendar years immediately preceding the calendar year in which the
   Employee terminates his employment.  Termination Compensation is taken into account in determining "Monthly Earnings."  Under the Employment Agreement, January 31, 2010 is deemed to be the Employee's termination date for the purposes of the SERP calculation.

2. Per Section 2.25 of the BB&T Target Plan

4. Per Section 2.19 of the BB&T Target Plan, the Target benefit is reduced by the Qualified Plan benefit actuarially valued as a Joint and 75% Survivor Annuity

5. Per Section 2.24 of the BB&T Target Plan, the Target benefit is reduced by the Primary Old Age
   Insurance benefit the participant would received at Normal Retirement Age under Social Security.

7. Per Section 2.08 of the BB&T Target Plan, the Target benefit is reduced for Early Retirement by
    .1667% times the number of months prior to Normal Retirement Date the participant terminated employment (up to 60).  If a participant terminates more than 60 months prior to NRD, the reduction factor is .5% times the number of months over 60.

    Date of Termination for SERP                                    January 31, 2010
    Normal Retirement Date                                          January 31, 2015

    Number of Months prior to NRD                                                 60

    Reduction Factor per month (first 60 months)                             0.1667%

    (A) Reduction Factor                                                        0.10

    Reduction Factor per month (second 60 months)                              0.50%

    (B) Reduction Factor                                                        0.00

    Total Reduction Factor (A) + (B)                                            0.10

   It has been actuarially determined by Aon Consulting that the alternative benefit referenced in Section
   2.12 of the Target plan would never exceed the calculation shown above.

                                                                         Example 2b

Name:                                                                               Rob Greene
Date of Hire:                                                                       November 20, 1972
Assumed Date of Termination                                                         January 31, 2005*
Benefit Commencement Date                                                           February 1, 2015
Age as of payment date                                                              65

Qualified Plan Calculation (as of February 1, 2015)

1. Average Compensation                                                                                  $203,000.00

2. Times 1%                                                                                                    x .01

3. Equals                                                                                                   2,030.00

4. Average Compensation over $71,400                                                                      131,600.00

5. Times .5%                                                                                                  x .005

6. Equals                                                                                                     658.00

7. Subtotal (3) + (6)                                                                                       2,688.00

8. Times Years of Service                                                                                      32.00
    (not to exceed 35 years)

9. Equals                                                                                                  86,016.00

10. Not less than benefit accrued as of                                                                    86,213.76
     December 31 preceding DOT

11. Not less than Prior Accrued Benefit                                                                    52,781.46
      as of 12/31/1995

12. Equals                                                                                                 86,213.76

13. Divided by 12                                                                                                /12

14. Equals monthly benefit                                                                                 $7,184.48
      beginning 2/1/2015 (based on life annuity)

*Assumes the employment of the Employee is terminated on January 31, 2005 for a reason entitling the Employee to receive termination compensation under his employment agreement for the 60 month period beginning February 1, 2005 and ending January 31, 2010.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows
   (assumes a 4% annual increase in compensation):

                        Year                  Total W-2 Wages Compensation Under Š 2.14 *

                        2000                       620,905.02                    200,000.00
                        2001                       676,564.08                    200,000.00
                        2002                       703,626.64                    200,000.00
                        2003                       731,771.71                    205,000.00
                        2004                       768,360.29                    210,000.00

Average                                            700,245.55                    203,000.00

* Projected Compensation Limit

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $71,400 as follows:

                                   Year                        Wage Base

                                   1982                           32,400
                                   1983                           35,700
                                   1984                           37,800
                                   1985                           39,600
                                   1986                           42,000
                                   1987                           43,800
                                   1988                           45,000
                                   1989                           48,000
                                   1990                           51,300
                                   1991                           53,400
                                   1992                           55,500
                                   1993                           57,600
                                   1994                           60,600
                                   1995                           61,200
                                   1996                           62,700
                                   1997                           65,400
                                   1998                           68,400
                                   1999                           72,600
                                   2000                           76,200
                                   2001                           80,400
                                   2002                           83,700
                                   2003                           87,000
                                   2004                           90,600
                                   2005                           94,200
                                   2006                           94,200
                                   2007                           94,200

                                                           35

                                   2008                           94,200
                                   2009                           94,200
                                   2010                           94,200
                                   2011                           94,200
                                   2012                           94,200
                                   2013                           94,200
                                   2014                           94,200
                                   2015                           94,200
                                   2016                           94,200

Average Wage Base                                                 71,400

8. The 32 Years of Service equals  23 years of service under the Southern National Pension
     Plan and 9 years of service under the BB&T Pension Plan.

11.  The Prior Southern National Plan merged with the BB&T Plan as of December 31, 1995.  All persons who were participants on that date have a frozen benefit equal to the Accrued Benefit as of
      December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Calculation (as of February 1, 2010)

1. Final Average Earnings                                   $761,042.58

2. Times 55%                                                      x .55

3. Equals                                                   $418,573.42

4. Qualified Joint and 75% Survivor Annuity                ($74,143.83)

5. 50% times Social Security Benefit                       ($14,154.00)

6. SERP before reduction [(3) - (4) - (5)]                  $330,275.59

7. SERP Annual Benefit                                      $330,275.59 (or $27,522.97 per month)

Footnotes

1. Equals the participant's average Monthly Earnings for the 60 calendar months during which his
    Monthly Earnings were the highest within the 120 months immediately preceding his termination date per Section 2.13 of the BB&T Corporation Target Pension Plan (BB&T Target Plan), as modified by Section 8f of the Employee's Employment Agreement, as follows:

                                     Year                     Compensation

                                     2000                       620,905.02
                                     2001                       676,564.08
                                     2002                       703,626.64
                                     2003                       731,771.71
                                     2004                       761,042.58
                                     2005                       761,042.58
                                     2006                       761,042.58

                                                           36

                                     2007                       761,042.58
                                     2008                       761,042.58
                                     2009                       761,042.58

Final Average Earnings                                          761,042.58

   As per the Employment Agreement, annual "Termination Compensation" is the highest amount of the annual cash compensation (including cash bonuses and other cash based benefits) received during any one of the five calendar years immediately preceding the calendar year in which the
   Employee terminates his employment.  Termination Compensation is taken into account in determining "Monthly Earnings."  Under the Employment Agreement, January 31, 2010 is deemed to be the Employee's termination date for the purposes of the SERP calculation.

2. Per Section 2.25 of the BB&T Target Plan

4. Per Section 2.19 of the BB&T Target Plan, the Target benefit is reduced by the Qualified Plan benefit actuarially valued as a Joint and 75% Survivor Annuity

5. Per Section 2.24 of the BB&T Target Plan, the Target benefit is reduced by the Primary Old Age
   Insurance benefit the participant would received at Normal Retirement Age under Social Security.

   It has been actuarially determined by Aon Consulting that the alternative benefit referenced in Section
   2.12 of the Target plan would never exceed the calculation shown above.

                                                           37

                                                                         Example 3

Name:                                                                              Rob Greene
Date of Hire:                                                                      November 20, 1972
Assumed Date of Termination:                                                       January 31, 2015*
Benefit Commencement Date:                                                         February 1, 2015
Age as of payment date:                                                            65

Qualified Plan Calculation (as of February 1, 2015):

1. Average Compensation                                          $253,000.00

2. Times 1%                                                            x .01

3. Equals                                                           2,530.00

4. Average Compensation over $79,464                              173,536.00

5. Times .5%                                                          x .005

6. Equals                                                             867.68

7. Subtotal (3) + (6)                                               3,397.68

8. Times Years of Service                                              35.00
    (not to exceed 35 years)

9. Equals                                                         118,918.80

10. Not less than benefit accrued as of                           118,971.30
     December 31 preceding DOT

11. Equals                                                        118,971.30

12. Not less than Prior Accrued Benefit                            52,781.46
      as of 12/31/1995

13. Equals                                                        118,971.30

14. Divided by 12                                                        /12

15. Equals monthly benefit                                         $9,914.28
      beginning 2/1/2015 (based on life annuity)

*Assumes the Employees retires at his normal retirement age (i.e., 65).
 Thus, no Termination Compensation is paid under his Employment Agreement.

                                                           38

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows
   (assumes a 4% annual increase in compensation):

                     Year                Total W-2 Wages                      Compensation Under Š 2.14 *

                     2010                     962,961.69                                       240,000.00
                     2011                   1,001,480.16                                       245,000.00
                     2012                   1,041,539.36                                       255,000.00
                     2013                   1,083,200.94                                       260,000.00
                     2014                   1,126,528.97                                       265,000.00

Average                                     1,043,142.22                                       253,000.00

* Projected Compensation Limit

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase)  is $79,464 as follows:

                                            Year                      Wage Base

                                            1982                         32,400
                                            1983                         35,700
                                            1984                         37,800
                                            1985                         39,600
                                            1986                         42,000
                                            1987                         43,800
                                            1988                         45,000
                                            1989                         48,000
                                            1990                         51,300
                                            1991                         53,400
                                            1992                         55,500
                                            1993                         57,600
                                            1994                         60,600
                                            1995                         61,200
                                            1996                         62,700
                                            1997                         65,400
                                            1998                         68,400
                                            1999                         72,600
                                            2000                         76,200
                                            2001                         80,400
                                            2002                         83,600
                                            2003                         87,000

                                                           39

                                            2004                         90,600
                                            2005                         94,200
                                            2006                         97,968
                                            2007                        102,000
                                            2008                        106,200
                                            2009                        110,400
                                            2010                        114,900
                                            2011                        119,400
                                            2012                        124,200
                                            2013                        129,300
                                            2014                        134,400
                                            2015                        139,800
                                            2016                        145,500

Average Wage Base                                                        79,464

8. The 35 Years of Service equals  23 years of service under the Southern National Pension
     Plan and 12 years of service under the BB&T Pension Plan.  No more than 35 years of service can be credited under the BB&T Pension Plan.

12.  The Prior Southern National Plan merged with the BB&T Plan as of December 31, 1995.  All persons who were participants on that date have a frozen benefit equal to the Accrued Benefit as of
      December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Calculation (as of February 1, 2015)

1. Final Average Earnings                                                                           $1,046,619.18

2. Times 55%                                                                                                x .55

3. Equals                                                                                             $575,640.55

4. Qualified Joint and 75% Survivor Annuity                                                         ($102,315.32)

5. 50% times Social Security Benefit                                                                 ($17,184.00)

6. SERP Annual Benefit [(3) - (4) - (5)]                                                              $456,141.23 (or $35,011.77 per month)

Footnotes

1. Equals the participant's average Monthly Earnings for the 60 calendar months during which his
    Monthly Earnings were the highest within the 120 months immediately preceding his termination date per Section 2.13 of the BB&T Corporation Target Pension Plan (BB&T Target Plan), as follows:

                                                 Year                   Compensation

                                                 2005                     791,484.30
                                                 2006                     823,143.67
                                                 2007                     856,069.42
                                                 2008                     890,312.20
                                                 2009                     925,924.68
                                                 2010                     962,961.67

                                                           40

                                                 2011                   1,001,480.14
                                                 2012                   1,041,539.34
                                                 2013                   1,083,200.92
                                                 2014                   1,126,528.95

Final Average Earnings                                                  1,046,619.18

2. Per Section 2.25 of the BB&T Target Plan

4. Per Section 2.19 of the BB&T Target Plan, the Target benefit is reduced by the Qualified Plan benefit actuarially valued as a Joint and 75% Survivor Annuity

5. Per Section 2.24 of the BB&T Target Plan, the Target benefit is reduced by the Primary Old Age
   Insurance benefit the participant would received at Normal Retirement Age under Social Security.

   It has been actuarially determined by Aon Consulting that the alternative benefit referenced in Section
   2.12 of the Target plan would never exceed the calculation shown above.

                                                           41

Exhibit 10(ac)

AMENDED AND RESTATED EMPLOYMENT AGREEMENT

          THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the or this “Agreement”), dated as of the 25th day of April, 2002, to be effective as of the 1st day of January, 2002, by and among BB&T CORPORATION, a North Carolina corporation (“BB&T”), BRANCH BANKING AND TRUST COMPANY, a North Carolina chartered commercial bank (the “Employer”), and SHERRY A. KELLETT (the “Employee”).

R E C I T A L S:

          BB&T, the Employer and its Affiliates (as defined in Section 2a) are engaged in the banking and financial services business. The Employee is experienced in, and knowledgeable concerning, the material aspects of such business. The Employee heretofore has been employed as a Senior Executive Vice President of both BB&T and the Employer pursuant to the terms of an Employment Agreement dated April 15, 1996, as subsequently amended (the “Predecessor Agreement”). BB&T and the Employer desire to continue to employ the Employee as a Senior Executive Vice President of both BB&T and the Employer, and the Employee desires to continue to be employed by BB&T and the Employer in each such capacity. Furthermore, BB&T and the Employer desire to continue to provide the Employee certain disability, death, severance and supplemental retirement benefits in addition to those provided by the employee benefit plans of BB&T and the Employer. BB&T, the Employer and the Employee desire to amend and restate the Predecessor Agreement in order to: (i) incorporate all amendments made to the Predecessor Agreement; and (ii) clarify and more clearly state the terms of their existing understanding.

          NOW, THEREFORE, in consideration of the mutual covenants and obligations contained herein and the compensation BB&T and the Employer agree herein to pay the Employee, and of other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, BB&T, the Employer and the Employee agree as follows:

          1.     Effect of Prior Agreements.This Agreement expresses the whole and entire agreement between the parties with reference to the employment and service of the Employee and supersedes and replaces any prior employment agreements (including, without limitation, the Predecessor Agreement), understandings or arrangements (whether written or oral) among BB&T, the Employer and the Employee. Without limiting the foregoing, the Employee agrees that this Agreement satisfies any rights she may have had under any prior agreement or understanding (including, without limitation, the Predecessor Agreement) with the Employer and BB&T with respect to her employment by the Employer and BB&T.

          2.      Definitions. Wherever used in this Agreement, including, but not limited to, the Recitals, Sections 1 and 2, the following terms shall have the meanings set forth below (unless otherwise indicated by the context):

               a.      "Affiliate" means a Person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, another Person.

               b.      "Change of Control" means the earliest of the following dates:

     (i)      the date any person or group of persons (as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934) together with its Affiliates, excluding employee benefit plans of the Employer or BB&T, is or becomes, directly or indirectly, the “beneficial owner”(as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934) of securities of the Employer or BB&T representing twenty percent (20%) or more of the combined voting power of the Employer’s or BB&T’s then outstanding securities (excluding the acquisition of securities of the Employer by an entity at least eighty percent (80%) of the outstanding voting securities of which are, directly or indirectly, beneficially owned by BB&T); or

     (ii)      the date, when as a result of a tender offer or exchange offer for the purchase of securities of BB&T (other than such an offer by BB&T for its own securities), or as a result of a proxy contest, merger, share exchange, consolidation or sale of assets, or as a result of any combination of the foregoing, individuals who at the beginning of any two-year period during the Term constitute BB&T’s Board of Directors, plus new directors whose election or nomination for election by BB&T’s shareholders is approved by a vote of at least two-thirds of the directors still in office who were directors at the beginning of such two-year period (“Continuing Directors”), cease for any reason during such two-year period to constitute at least two-thirds (2/3) of the members of such Board of Directors; or

     (iii)      the date the shareholders of BB&T approve a merger, share exchange or consolidation of BB&T with any other corporation or entity regardless of which entity is the survivor, other than a merger, share exchange or consolidation which would result in the voting securities of BB&T outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving or acquiring entity) at least sixty percent (60%) of the combined voting power of the voting securities of BB&T or such surviving or acquiring entity outstanding immediately after such merger or consolidation; or

(iv) the date the shareholders of BB&T approve a plan of complete liquidation or winding-up of BB&T or an agreement for the sale or disposition by BB&T of all or substantially all of BB&T’s assets; or

(v) the date of any event (other than a “merger of equals”as described in this subparagraph b) which BB&T’s Board of Directors determines should constitute a Change of Control.

Notwithstanding the foregoing, the term “Change in Control” shall not include any event which the Board of Directors of BB&T (or, if the event described in clause (ii) above has occurred, a majority of the Continuing Directors), prior to the occurrence of such event, specifically determines, for the purpose of this Agreement or employment agreements with other executives that contain substantially similar provisions, is a “merger of equals” (regardless of the form of the transaction), unless a majority of the Continuing Directors revokes such specific determination within one year after occurrence of the event that otherwise would constitute a Change in Control (a “MOE Revocation”). The parties to this Agreement agree that any determination concerning whether a transaction is a “merger of equals” shall be solely within the discretion of the Board of Directors of BB&T or a majority of the Continuing Directors, as the case may be.

               c.      "Code" means the Internal Revenue Code of 1986, as amended, and rules and regulations issued thereunder.

               d.      "Commencement Month" means the first day of the calendar month next following the month in which falls the Employee's Termination Date.

               e.      "Compensation Continuance Period" means the period of time over which the Employee is receiving Termination Compensation pursuant to the provisions of Section 8.

               f.      "Computation Period" means the twelve (12) consecutive month period beginning with the Commencement Month and each anniversary of the Commencement Month.

               g.      "Confidential Information" means all non-public information that has been created, discovered, developed or otherwise become known to the Employer, BB&T or their Affiliates other than through public sources, including, but not limited to, all inventions, processes, data, computer programs, marketing plans, customer lists, depositor lists, budgets, projections, new products, information covered by the Trade Secrets Protection Act, N.C. Gen. Stat., Chapter 66, §§152 to 162, and other information owned by the Employer, BB&T or their Affiliates which is not public information.

               h.      "Excise Tax" means the excise tax on excess parachute payments under Section 4999 of the Code (or any successor or similar provision thereof), including any interest or penalties with respect to such excise tax.

               i.      "Good Reason" means the occurrence of any of the following events without the Employee's express written consent:

(i) the assignment to the Employee of duties inconsistent with the position and status of the offices and positions of the Employer and/or BB&T held by the Employee as of January 1, 2002; or

(ii) a reduction by the Employer or BB&T in the Employee's pay grade or annual base salary as then in effect; or

     (iii)      the exclusion of the Employee from participation in the Employer’s or BB&T’s employee benefit plans in effect as of, or adopted or implemented on or after, January 1, 2002, as the same may be improved or enhanced from time to time during the Term; or

(iv) any purported termination of the employment of the Employee by the Employer or BB&T which is not effected in accordance with this Agreement.

               j.      "Just Cause" means one or more of the following: the Employee's personal dishonesty; gross incompetence; willful misconduct; breach of a fiduciary duty involving personal profit; intentional failure to perform stated duties; willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order; conviction of a felony or of a misdemeanor involving moral turpitude; unethical business practices in connection with the Employer’s or BB&T’s business; misappropriation of the Employer’s or BB&T’s assets (determined on a reasonable basis) or those of their Affiliates; or material breach of any other provision of this Agreement; provided, that the Employee has received written notice from the Employer or BB&T of such material breach and such breach remains uncured for a period of thirty (30) days after the delivery of such notice. For purposes of this provision, no act or failure to act, on the part of the Employee, shall be considered “willful”unless it is done, or omitted to be done, by the Employee in bad faith or without a reasonable belief that the Employee’s action or omission was in the best interests of the Employer and BB&T.

               k.      "Pension Plan" means the BB&T Corporation Pension Plan, a tax qualified defined benefit pension plan, as the same may be amended from time to time.

               l.      "Person" means any individual, person, partnership, limited liability company, joint venture, corporation, company, firm, group or other entity.

               m.      "Term" means the term of the Employee's employment under this Agreement as provided in Section 4.

               n.      "Termination Compensation" means a monthly amount equal to one-twelfth (1/12th) of the highest amount of the annual cash compensation (including cash bonuses and other cash-based benefits, including for these purposes amounts earned or payable whether or not deferred) received by the Employee during any one of the five (5) calendar years immediately preceding the calendar year in which falls her Termination Date; provided, that if the cash compensation received by the Employee during the Termination Year exceeds the highest amount of the annual cash compensation received by her during any one of the immediately preceding five (5) calendar years, the cash compensation received by the Employee during the Termination Year shall be deemed to be her highest amount of annual cash compensation.

               o.      "Termination Date" means the date the Employee's employment is terminated.

               p.      "Termination Year" means the calendar year in which falls the Employee's Termination Date.

          3.     Employment.  During the Term (as defined in subparagraph m of Section 2 and Section 4), the Employee shall be employed as a Senior Executive Vice President of both BB&T and the Employer. The Employee shall have such duties and responsibilities as are commensurate with each such position. The Employee shall also serve on such committees and task forces of BB&T and the Employer, including, without limitation, the Executive Management Committee of BB&T, as she may be appointed from time to time by BB&T, the Employer or their Boards of Directors. Notwithstanding the foregoing, in no event shall the failure to appoint or reappoint the Employee to any committee or task force of BB&T or the Employer be treated as a breach of this Agreement by BB&T or the Employer, or as a termination of the employment of the Employee. The Employee hereby accepts and agrees to such employment, subject to the general supervision and pursuant to the orders, advice, and direction of the Employer, BB&T and their Boards of Directors. The Employee shall perform such duties as are customarily performed by one holding such positions in other same or similar businesses or enterprises as that engaged in by the Employer and BB&T, and shall also additionally render such other services and duties as may be reasonably assigned to her from time to time by the Employer or BB&T, consistent with her positions.

          4.     Term of Employment.  The Term shall commence as of January 1, 2002, and shall terminate on December 31, 2006, unless extended or shortened as provided in this Agreement. As of the first day of each calendar month commencing February 1, 2002, the Term shall be automatically extended, without any further action by BB&T, the Employer or the Employee, for an additional calendar month; provided, however, that on any one month anniversary date BB&T, the Employer or the Employee may serve notice to the other parties to fix the Term to a definite five-year period from the date of such notice and no further automatic extensions shall occur. Notwithstanding the foregoing, the Term shall not be extended beyond the first day of the calendar month next following the date on which the Employee attains age sixty-five (65). The Term, as it may be extended pursuant to this Section 4, or, as it may be shortened in accordance with Section 7 or 8, is hereinafter referred to as the “Term.”

          5.      Compensation.

               a.      For all services rendered by the Employee to the Employer and BB&T under this Agreement, the Employer or BB&T shall pay to the Employee, during the Term, a minimum annual base salary at a rate not less than $246,000, payable in accordance with the standard payroll practices and procedures of the Employer or BB&T applicable to all officers. Any salary increase payable to the Employee shall be determined in accordance with the Employer’s or BB&T’s annual salary plan, and shall be based on the Employer’s and/or BB&T’s performance and the performance of the Employee.

               b.      The Employee shall continue to participate in any bonus or incentive plans, whether any such plan provides for awards in cash or securities, made available to officers similarly situated to the Employee, as such plan or plans may be modified from time to time, or such other similar plans for which the Employee may become eligible and designated a participant.

               c.      Except as otherwise specifically provided in this Agreement, for as long as the Employee is employed by the Employer and BB&T, the Employee also shall be entitled to receive, on the same basis as other similarly situated officers of the Employer or BB&T, employee pension and welfare benefits and group employee benefits such as sick leave, vacation, group disability and health, life, and accident insurance and similar indirect compensation which the Employer or BB&T may from time to time extend to its officers.

               d.      If, during the Term, the Employee becomes eligible for benefits under the Pension Plan and retires, the Employee shall be eligible to participate in the same retiree health care program provided to other retiring employees at the time. During the Compensation Continuance Period, the Employee shall be deemed to be an “active employee”of the Employer for purposes of participating in the Employer’s or BB&T’s health care plan and for purposes of satisfying any age and service requirements under the Employer’s or BB&T’s retiree health care program. Thus, if the Employee has not satisfied either the age or service requirement (or both) under the Employer’s or BB&T’s retiree health care program at the time payment of her Termination Compensation begins, but satisfies the age or service requirement (or both) at the time such Termination Compensation payments end, she shall be deemed to have satisfied the age or service requirement (or both) for purposes of the Employer’s or BB&T’s retiree health care program as of the date her Termination Compensation payments end. For purposes of satisfying any service requirement under the Employer’s or BB&T’s retiree health care program, the Employee shall be credited with one year of service for each Computation Period which begins and ends during the Compensation Continuance Period.

          6. Covenants of the Employee.

               a.      To the extent and subject to the limitations provided in the following subsections of this Section 6 (whichever subsection may be applicable), upon termination of the Employee’s employment prior to the expiration of the Term, the Employee shall not directly or indirectly, either as a principal, agent, employee, employer, stockholder, co-partner or in any other individual or representative capacity whatsoever, engage in the banking and financial services business, which includes, but it is not limited to, consumer, savings, commercial banking and the insurance and trust businesses, or the savings and loan or mortgage banking business, or any other business in which the Employer, BB&T or their Affiliates are engaged, anywhere in the States of North Carolina and South Carolina and in any county outside of North Carolina and South Carolina contiguous to North Carolina or South Carolina, nor shall the Employee solicit, or assist any other Person in so soliciting, any depositors or customers of the Employer, BB&T or their Affiliates, or induce any then or former employees to terminate their employment with the Employer, BB&T or their Affiliates, except that this Section 6a shall not be read to prohibit the investment described in the last sentence of Section 9.

               b.      If the Employee terminates her employment with the Employer or BB&T for Good Reason at any time, the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of her breach of the non-competition or non-solicitation provisions of Section 6a. However, if the Employee terminates her employment with the Employer or BB&T for Good Reason within twelve (12) months after a Change of Control or, if later, within ninety (90) days after a MOE Revocation (as defined in Section 2b), subparagraph c below shall apply, not this subparagraph b.

               c.      If the Employee terminates her employment with the Employer or BB&T for any reason within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               d.      If the Employee terminates her employment with the Employer or BB&T for any reason other than Good Reason at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a.

               e.      If the employment of the Employee is terminated by the Employer or BB&T at any time for Just Cause, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               f.      If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of her breach of the non-competition or non-solicitation provisions of Section 6a. If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               g.     During the Term and thereafter, and except as required by any court, supervisory authority or administrative agency or as may be otherwise required by applicable law, the Employee shall not, without the written consent of the Boards of Directors of the Employer and BB&T, or a person authorized thereby, disclose to any person, other than an employee of the Employer, BB&T or an Affiliate thereof, or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Employee of her duties as an employee of the Employer or BB&T, any Confidential Information obtained by her while in the employ of the Employer or BB&T, unless such information has become a matter of public knowledge at the time of such disclosure.

               h.      The covenants contained in this Section 6 shall be construed and interpreted in any judicial proceeding to permit their enforcement to the maximum extent permitted by law. The Employee agrees that the restraints imposed in this Section 6 are necessary for the reasonable and proper protection of the Employer, BB&T and their Affiliates and that each and every one of the restraints is reasonable in respect to such matter, length of time and the area. The Employee further acknowledges that damages at law would not be a measurable or adequate remedy for breach of the covenants contained in this Section 6 and, accordingly, the Employee agrees to submit to the equitable jurisdiction of any court of competent jurisdiction in connection with any action to enjoin the Employee from violating any such covenants.

          7.     Disability.  If, by reason of a physical or mental disability during the Term, the Employee is unable to carry out the essential functions of her employment pursuant to this Agreement for twelve (12) consecutive months, her employment hereunder may be terminated by action of the Board of Directors of the Employer or BB&T determining to do so upon one month’s notice to be given to the Employee at any time after the period of twelve (12) consecutive months of disability and while such disability continues. If, prior to the expiration of the one-month period after the giving of such notice, the Employee shall recover from such disability and return to the full-time active discharge of her duties hereunder, then such notice shall be of no further force and effect and the Employee’s employment shall continue as if the same had been uninterrupted. If the Employee shall not so recover from her disability and return to her duties, then her employment shall terminate on the date which coincides with the expiration of such one month’s notice. During the first twelve (12) consecutive months of the period of the Employee’s disability, the Employee shall continue to earn all compensation (including bonuses and incentive compensation) to which the Employee would have been entitled as if she had not been disabled, such compensation to be paid at the time, in the amounts, and in the manner provided in Section 5a, inclusive of any compensation received pursuant to any applicable disability insurance plan of the Employer or BB&T. Thereafter, the Employee shall receive compensation to which she is entitled under any applicable disability insurance plan of the Employer or BB&T. In the event a dispute arises between the Employee and the Employer or BB&T concerning the Employee’s physical or mental disability or ability to continue or return to the performance of her duties as aforesaid, the Employee shall submit, at the expense of the Employer and BB&T, to examination by a competent physician mutually agreeable to the parties, and her opinion as to the Employee’s capability to so perform shall be final and binding. Upon termination of the Employee’s employment by reason of disability, the Term shall end.

          8.      Termination; Termination Compensation and Other Post Termination Benefits.

               a.      If the Employee shall die during the Term, this Agreement and the employment relationship hereunder shall automatically terminate on the date of death, which date shall be her Termination Date, and, thus, the last day of the Term.

               b.      The Employer or BB&T shall have the right to terminate the Employee's employment under this Agreement at any time for Just Cause upon written notice to the Employee as provided in subparagraph i below. In the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause, the Employee shall have no right to receive compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

               c.      The Employer or BB&T may terminate the Employee's employment under this Agreement other than for Just Cause at any time upon written notice to the Employee as provided in subparagraph i below. In the event the Employer or BB&T terminates the employment of the Employee under this Agreement pursuant to this subparagraph c, the Employee shall be entitled to the following compensation and benefits:

     (i)      The Employee shall receive Termination Compensation each month during the period described in subparagraph (ii) below, subject, however, to the Employee’s compliance with the non-competition and non-solicitation provisions of Section 6a for a one-year period following the Employee’s Termination Date.

     (ii)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time compensation would have been paid to the Employee in accordance with Section 5a.

     (iii)      The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

     (iv)      The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

     (v)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, on the same terms as were in effect prior to the Employee’s Termination Date, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period.

(vi) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph c shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of her Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8c from and after the date of such breach.

               d.      If (i) the employment of the Employee is terminated for any reason other than Just Cause or on account of the Employee’s death, regardless of whether the Employer or BB&T or the Employee initiates such termination, within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), or (ii) the Employee terminates her employment at any time for Good Reason, the Employee shall be entitled to the following compensation and benefits:

     (i)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time such compensation would have been paid to the Employee in accordance with Section 5a.

     (ii)      The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

     (iii)      The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

     (iv)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period, on the same terms as were in effect either (A) at her Termination Date, or (B) if such plans and programs in effect prior to the Change of Control or prior to the MOE Revocation were, considered together as a whole, materially more generous to the officers of the Employer, than at the date of the Change of Control or at the date of the MOE Revocation, as the case may be.

(v) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph d shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date, a Change of Control or MOE Revocation, as appropriate. In accordance with Section 6b, if the Employee terminates her employment at any time for Good Reason (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a for the one-year period following her Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of her Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8d from and after the date of such breach.

Should the circumstances of the termination of the employment of the Employee result in application of both subparagraphs c and d, subparagraph d shall be deemed to apply and control.

               e.      If the Employee terminates her employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), she shall not be entitled to compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

               f.      The Employee is a participant in the BB&T Corporation Target Pension Plan (the "SERP"). The SERP was formerly known as the Southern National Supplemental Executive Retirement Plan. The SERP is a non-qualified, unfunded supplemental retirement plan which provides benefits to or on behalf of selected key management employees. The benefits provided under the SERP supplement the retirement and survivor benefits payable from the Pension Plan. Except in the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause and except in the event the Employee terminates her employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), the following special provisions shall apply for purposes of this Agreement:

     (i)      The provisions of the SERP shall be and hereby are incorporated in this Agreement. The SERP, as applied to the Employee, may not be terminated, modified or amended without the express written consent of the Employee. Thus, any amendment or modification to the SERP or the termination of the SERP shall be ineffective as to the Employee unless the Employee consents in writing to such termination, modification or amendment. The SERP Retirement Benefit (as defined in the SERP) of the Employee shall not be adversely affected because of any modification, amendment or termination of the SERP. In the event of any conflict between the terms of this subparagraph f and the SERP, the provisions of this subparagraph f shall prevail.

(ii) The SERP, as applied to the Employee, shall be and hereby is amended by the following special provisions:

          (A)      In determining the Employee’s Credited Service (as defined in the SERP) for purposes of the SERP, including for purposes of determining her rights to elect early retirement under the SERP, the Compensation Continuance Period shall be deemed to be Credited Service for purposes of the SERP. The Employee shall be credited with one year of service for Credited Service purposes for each Computation Period which begins and ends during the Compensation Continuance Period. If the Employee has not satisfied as of the beginning of the Compensation Continuance Period any service requirement for purposes of determining her eligibility for benefits under the SERP, she will be deemed to have satisfied such service requirement as of that day during the Compensation Continuance Period on which she meets the service requirement, including the additional Credited Service earned during the Compensation Continuance Period.

          (B)      The Early Retirement Date of the Employee for purposes of the SERP shall be the date as of which the Employee is credited with her fifteenth year of Credited Service (including the additional Credited Service earned during the Compensation Continuance Period). The Employee need not satisfy any age requirement to be eligible to receive a SERP Retirement Benefit.

          (C)      Payment of the SERP Retirement Benefit to the Employee may not commence earlier than the first day of the month next following the later of (i) the date the Employee terminates her employment or (ii) the date the Employee attains her fifty-fifth birthday. For purposes of (i) above, the Employee, if receiving Termination Compensation, shall be deemed to terminate her employment as of the last day of the Compensation Continuance Period.

          (D)      In determining the SERP Retirement Benefit of the Employee under the SERP, the Monthly Earnings (as described in the SERP) of the Employee shall be the greater of (1) or (2), where (1) is her Monthly Earnings as determined under the SERP as of the date of her termination of employment and (2) is the monthly amount of her Termination Compensation (if any).

          (E)      If the Employee’s employment is terminated by the Employee for Good Reason or by the Employer or BB&T or by the Employee for any reason other than Just Cause within the twelve-month period next following a Change of Control of the Employer or BB&T or, if later, the ninety (90) day period next following a MOE Revocation, the Employee will notbe subject to the non-competition provisions of the SERP.

Attached to this Agreement as Exhibit A are several SERP calculations. The purpose of these calculations is to illustrate the application and effect of this subparagraph f.

               g.      In receiving any payments pursuant to this Section 8, the Employee shall not be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Employee hereunder and such amounts shall not be reduced or terminated whether or not the Employee attains other employment.

               h.      In the event that any amount paid or distributed to the Employee pursuant to this Agreement shall constitute a parachute payment within the meaning of Section 280G of the Code, and the aggregate of such parachute payments and any other amounts paid or distributed to the Employee from any other plans or arrangements maintained by the Employer, BB&T, or their Affiliates shall cause the Employee to be subject to the Excise Tax, the Employer shall pay to the Employee an additional amount (the “Gross-Up Payment”) such that the net amount the Employee shall receive after the payment of any Excise Tax shall equal the amount which she would have received if the Excise Tax had not been imposed. The Gross-Up Payment shall be determined by BB&T’s regular independent auditors and shall equal the sum of the following:

(1) The rate of the Excise Tax multiplied by the amount of the excess parachute payments;

(2) Any federal income tax, social security tax, unemployment tax or Excise Tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.; and

(3) Any state income or other tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.

For purposes of determining the amount of the Gross-Up Payment, the Employee shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation for individuals in the calendar year in which the Excise Tax is required to be paid. In addition, the Employee shall be deemed to pay state income taxes at a rate determined in accordance with the following formula:

          ( 1 —(highest marginal rate of federal income taxation for individuals)) x (highest marginal rate of North Carolina income taxes for individuals in the calendar year in which the Excise Tax is required to be paid).

In the event the Employee is subject to the provisions of Section 68 of the Code, the combined federal and state income tax rate determined above shall be adjusted to reflect any loss in the federal deduction for state income taxes on the Gross-Up Payment.

The Gross-Up Payment shall be paid to the Employee by the Employer or BB&T on or before the date that the Employee is required to pay the Excise Tax; provided, however, that if the amount of such payment cannot be finally determined on or before such day, the Employer or BB&T shall pay to the Employee on such day an estimate, as determined in good faith by BB&T’s regular independent auditors, of the minimum amount of such payment and shall pay the remainder of such payment (together with interest at the rate provided under Section 1274(b)(2)(B) of the Code) as soon as the amount can be determined but no later than the thirtieth (30th) day after the date the Employee becomes subject to the payment of the Excise Tax. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time the Gross-Up Payment is made, the Employee shall repay to the Employer or BB&T, as applicable, at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax, federal and state taxes imposed on the Gross-Up Payment being repaid by the Employee, if such repayment results in a reduction in Excise Tax and/or a federal or state tax deduction) plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time the Gross-Up Payment is made (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Employer or BB&T shall make an additional Gross-Up Payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined. The parties agree that the intent of this subparagraph h is that the Employee shall be reimbursed for the Excise Tax on her excess parachute payments and all taxes on that reimbursement. The intended goal is to place the Employee in the same economic position as if no Excise Tax had been imposed.

               i.      A termination of the Employee's employment by BB&T,the Employer or the Employee for any reason other than death shall be communicated by Notice of Termination to the other parties hereto. For this purpose, a Notice of Termination means a written notice which specifies the effective date of termination.

          9.     Other Employment.  The Employee shall devote all of her business time, attention, knowledge and skills solely to the business and interests of the Employer, BB&T and their Affiliates. The Employer, BB&T and their Affiliates shall be entitled to all of the benefits, profits and other emoluments arising from or incident to all work, services and advice of the Employee, and the Employee shall not, during the Term, become interested, directly or indirectly, in any manner, as a partner, officer, director, stockholder, advisor, employee or in any other capacity in any other business similar to the business of the Employer, BB&T and their Affiliates. Nothing contained in this Section 9 shall be deemed, however, to prevent or limit the right of the Employee to invest in a business similar to the business of the Employer, BB&T and their Affiliates if such investment is limited to less than one (1) percent of the capital stock or other securities of any corporation or similar organization whose stock or securities are publicly owned or are regularly traded on any public exchange.

          10. Severability. All agreements and covenants contained in this Agreement are severable, and in the event any of them shall be held to be invalid by any competent court, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

          11.     Assignment Prohibited.  This Agreement is personal to each of the parties hereto, and none of the parties may assign or delegate any of her or its rights or obligations hereunder without first obtaining the written consent of the other parties; provided, however, that nothing in this Section 11 shall preclude the Employee from designating a beneficiary to receive any benefit payable under this Agreement upon her death.

          12.     No Attachment.  Except as otherwise provided in this Agreement or required by applicable law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge or hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

          13.      Headings. The headings of paragraphs and sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

          14.     Governing Law.  The parties intend that this Agreement and the performance hereunder and all suits and special proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of North Carolina without regard to conflicts of law principles thereof and that in any action, special proceeding or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of North Carolina shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any action or special proceeding may be instituted.

          15.      Binding Effect. This Agreement shall be binding upon, and inure to the benefit of, the Employee and her heirs, executors, administrators and legal representatives and BB&T,the Employer and their permitted successors and assigns.

          16.      Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

          17.     Notices.  All notices, requests, demands and other communications to any party under this Agreement shall be in writing (including telefacsimile transmission or similar writing) and shall be given to such party at her or its address or telefacsimile number set forth below or such other address or telefacsimile number as such party may hereafter specify for the purpose by notice to the other party:

(a)	If to the Employee:

Sherry A. Kellett

(b)	If to BB&T or the Employer:

BB&T Corporation
200 West Second Street
Winston-Salem, NC 27101
Fax: (336) 733-2058
Attention: Chief Operating Officer

Each such notice, request, demand or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this Section 17. Delivery of any notice, request, demand or other communication by telefacsimile shall be effective when received if received during normal business hours on a business day. If received after normal business hours, the notice, request, demand or other communication will be effective at 10:00 a.m. on the next business day.

          18.     Modification Of Agreement.  No waiver or modification of this Agreement or of any covenant, condition, or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. No evidence of any waiver or modification shall be offered or received in evidence at any proceeding, arbitration, or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such waiver or modification is in writing, duly executed as aforesaid. The parties further agree that the provisions of this Section 18 may not be waived except as herein set forth.

          19. Taxes. To the extent required by applicable law, the Employer or BB&T shall deduct and withhold all necessary federal, state, local and employment taxes and any other similar sums required by law to be withheld from any payments made pursuant to the terms of this Agreement.

          20.     Attorneys’Fees.  In the event any dispute shall arise between the Employee, the Employer and BB&T as to the terms or interpretations of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by the Employee to enforce the terms of this Agreement or in defending against any action taken by the Employer or BB&T, the Employer or BB&T shall reimburse the Employee for all reasonable costs and expenses, including reasonable attorneys’fees, arising from such dispute, proceeding or action, if the Employee shall prevail in any action initiated by the Employee or shall have acted reasonably and in good faith in defending against any action initiated by the Employer or BB&T. Such reimbursement shall be paid within ten (10) days of the Employee furnishing to the Employer written evidence, which may be in the form, among other things, of a cancelled check or receipt, of any costs or expenses incurred by the Employee. Any such request for reimbursement by the Employee shall be made no more frequently than at 60-day intervals.

          21.      Joint and Several Obligations. To the extent permitted by applicable law, all obligations of the Employer or BB&T under this Agreement shall be joint and several.

          22.      Recitals. The recitals to this Agreement shall form a part of this Agreement.

               IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written.

BB&T CORPORATION

/s/ John A. Allison, IV
By:

Name: John A. Allison, IV
Title: Chairman and Chief Executive Officer

BRANCH BANKING AND TRUST COMPANY

/s/ John A. Allison, IV
By:
Name: John A. Allison, IV
Title: Chairman and Chief Executive Officer

EMPLOYEE:

/s/ Sherry A. Kellett

Sherry A. Kellett

                                                EXHIBIT A

                                Amended and Restated Employment Agreement
                                                    of
                                            Sherry A. Kellett
                                        Effective January 1, 2002

                                      Illustrative SERP Calculations

                                                                        Example 1

Name:                                                                            Sherry Kellett
Date of Hire:                                                                    July 2, 1984
Assumed Date of Termination:                                                     December 31, 2001*
Benefit Commencement Date:                                                       January 1, 2007
Age as of payment date                                                           62.34

Qualified Plan Calculation (as of January 1, 2007)

1. Average Compensation                                          $189,475.02

2. Times 1%                                                            x .01

3. Equals                                                           1,894.75

4. Average Compensation over $55,452.00                           134,023.02

5. Times .5%                                                          x .005

6. Equals                                                             670.12

7. Subtotal (3) + (6)                                               2,564.87

8. Times Years of Service                                              18.00
    (not to exceed 35 years)

9. Equals                                                          46,167.58

10. Times Early Payment Reduction Factor                             0.94667

11. Equals Early Reduced benefit                                   43,705.46
       beginning 1/1/2007

12. Not less than benefit accrued as of                            43,705.46
     December 31 preceding DOT

13. Equals                                                         43,705.46

14. Not less than Prior Accrued Benefit                            22,110.16
      as of 12/31/1995

15. Equals                                                         43,705.46

16. Divided by 12                                                        /12

17. Equals monthly benefit                                         $3,642.12
      beginning 1/1/2007 (based on a life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to receive termination compensation under her employment agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                  Year                 Total W-2 Wages                      Compensation Under Š 2.14

                  1997                      208,273.96                                     200,000.00
                  1998                      167,125.05                                     167,125.05
                  1999                      180,250.05                                     180,250.05
                  2000                      214,250.01                                     200,000.00
                  2001                      240,750.00                                     200,000.00

Average                                     202,129.81                                     189,475.02

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains her Social Security
    Retirement Age.

    For the calculation, the projected average Wage Base is $55,452 as follows:

                                           Year                       Wage Base

                                           1976                           15300
                                           1977                           16500
                                           1978                           17700
                                           1979                           22900
                                           1980                           25900
                                           1981                           29700
                                           1982                           32400
                                           1983                           35700
                                           1984                           37800
                                           1985                           39600
                                           1986                           42000
                                           1987                           43800
                                           1988                           45000
                                           1989                           48000
                                           1990                           51300
                                           1991                           53400
                                           1992                           55500
                                           1993                           57600
                                           1994                           60600
                                           1995                           61200
                                           1996                           62700

                                                           21

                                           1997                           65400
                                           1998                           68400
                                           1999                           72600
                                           2000                           76200
                                           2001                           80400
                                           2002                           80400
                                           2003                           80400
                                           2004                           80400
                                           2005                           80400
                                           2006                           80400
                                           2007                           80400
                                           2008                           80400
                                           2009                           80400
                                           2010                           80400

Average Wage Base                                                         55452

8. The 18 Years of Service equals  12 years of service under the Southern National Pension
     Plan and 6 years of service under the BB&T Pension Plan.

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

               Age at Payment Commencement Date                Reduction Factor
                                             64                           0.980
                                             63                           0.960
                                             62                           0.940
                                             61                           0.920
                                             60                           0.860
                                             59                           0.800
                                             58                           0.725
                                             57                           0.650
                                             56                           0.575
                                             55                           0.500

14.  The Prior Southern National Plan merged with the BB&T Plan as of December 31, 1995.  All persons who were participants on that date have a frozen benefit equal to the Accrued Benefit as of
      December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Calculation (As of January 1, 2007)

1. Final Average Earnings                                                                            $366,546.89

2. Times 55%                                                                                               x .55

3. Equals                                                                                            $201,600.79

4. Qualified Joint and 75% Survivor Annuity                                                         ($42,349.28)

5. 50% times Social Security Benefit                                                                ($12,258.00)

6. SERP before reduction [(3) - (4) - (5)]                                                           $146,993.51

7. Times Early Payment Reduction Factor                                                                  x.94667

8. SERP Annual Benefit                                                                               $139,154.35 (or $11,596.20 per month)

Footnotes

1. Equals the participant's average Monthly Earnings for the 60 calendar months during which her
    Monthly Earnings were the highest within the 120 months immediately preceding her termination date per Section 2.13 of the BB&T Corporation Target Pension Plan (BB&T Target Plan), as modified by Section 8f of the Employee's Employment Agreement, as follows:

                                      Year                    Compensation

                                      1998                      167,125.05
                                      1999                      244,396.43
                                      2000                      365,660.05
                                      2001                      366,546.89
                                      2002                      366,546.89
                                      2003                      366,546.89
                                      2004                      366,546.89
                                      2005                      366,546.89
                                      2006                      366,546.89

Final Average Earnings                                          366,546.89

   As per the Employment Agreement, annual "Termination Compensation" is the highest amount of the annual cash compensation (including cash bonuses and other cash based benefits) received during any one of the five calendar years immediately preceding the calendar year in which the
   Employee terminates her employment.  Termination Compensation is taken into account in determining "Monthly Earnings."  Under the Employment Agreement, December 31, 2006 is deemed to be the Employee's termination date for the purposes of the SERP calculation.

2. Per Section 2.25 of the BB&T Target Plan

4. Per Section 2.19 of the BB&T Target Plan, the Target benefit is reduced by the Qualified Plan benefit actuarially valued as a Joint and 75% Survivor Annuity

5. Per Section 2.24 of the BB&T Target Plan, the Target benefit is reduced by the Primary Old Age
   Insurance benefit the participant would receive at Normal Retirement Age under Social Security.

7. Per Section 2.08 of the BB&T Target Plan, the Target benefit is reduced for Early Retirement by
    .1667% times the number of months prior to Normal Retirement Date the participant terminated employment (up to 60).  If a participant terminates more than 60 months prior to NRD, the reduction factor is .5% times the number of months over 60.

    Date of Termination for SERP                                                               December 31, 2006
    Normal Retirement Date                                                                       August 31, 2009

    Number of Months prior to NRD                                                                             32

    Reduction Factor per month (first 60 months)                                                         0.1667%

    (A) Reduction Factor                                                                                 0.05334

    Reduction Factor per month (second 60 months)                                                          0.50%

    (B) Reduction Factor                                                                                    0.00

    Total Reduction Factor (A) + (B)                                                                     0.05334

   It has been actuarially determined by Aon Consulting that the alternative benefit referenced in Section
   2.12 of the Target plan would never exceed the calculation shown above.

                                              Example 2

Name:                                                         Sherry Kellett
Date of Hire:                                                 July 2, 1984
Assumed Date of Termination                                   December 31, 2001*
Benefit Commencement Date                                     September 1, 2009
Age as of payment date                                        65

Qualified Plan Calculation (as of September 1, 2009)

1. Average Compensation                                          $189,475.02

2. Times 1%                                                            x .01

3. Equals                                                           1,894.75

4. Average Compensation over $55,452                              134,023.02

5. Times .5%                                                          x .005

6. Equals                                                             670.12

7. Subtotal (3) + (6)                                               2,564.87

8. Times Years of Service                                              18.00
    (not to exceed 35 years)

9. Equals                                                          46,167.58

10. Not less than benefit accrued as of                            46,167.58
     December 31 preceding Date of Termination

11. Equals                                                         46,167.58

12. Not less than Prior Accrued Benefit                            23,355.72
      as of 12/31/1995

13. Equals                                                         46,167.58

14. Divided by 12                                                        /12

15. Equals monthly benefit                                         $3,847.30
      beginning 9/1/2009 (based on life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to receive termination compensation under her employment agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows

           Year Total W-2 Wages                 Compensation Under Š 2.14

           1997                      208,273.96                                    200,000.00
           1998                      167,125.05                                    167,125.05
           1999                      180,250.05                                    180,250.05
           2000                      214,250.01                                    200,000.00
           2001                      240,750.00                                    200,000.00

        Average                      202,129.81                                    189,475.02

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains her Social Security
    Retirement Age.

    For the calculation, the average Wage Base (assuming an annual 4% increase) is $55,452 as follows:

                                           Year                       Wage Base

                                           1976                          15,300
                                           1977                          16,500
                                           1978                          17,770
                                           1979                          22,900
                                           1980                          25,900
                                           1981                          29,700
                                           1982                          32,400
                                           1983                          35,700
                                           1984                          37,800
                                           1985                          39,600
                                           1986                          42,000
                                           1987                          43,800
                                           1988                          45,000
                                           1989                          48,000
                                           1990                          51,300
                                           1991                          53,400
                                           1992                          55,500
                                           1993                          57,600
                                           1994                          60,600
                                           1995                          61,200
                                           1996                          62,700
                                           1997                          65,400
                                           1998                          68,400
                                           1999                          72,600

                                                           26

                                           2000                          76,200
                                           2001                          80,400
                                           2002                          80,400
                                           2003                          80,400
                                           2004                          80,400
                                           2005                          80,400
                                           2006                          80,400
                                           2007                          80,400
                                           2008                          80,400
                                           2009                          80,400
                                           2010                          80,400

Average Wage Base                                                        55,452

8. The 18 Years of Service equals 12 years of service under the Southern National Pension
     Plan and 6 years of service under the BB&T Pension Plan.

12.  The Prior Southern National Plan merged with the BB&T Plan as of December 31, 1995.  All persons who were participants on that date have a frozen benefit equal to the Accrued Benefit as of
      December 31, 1995 per Section 5.1 of the BB&T Plan
SERP Calculation (as of September 1, 2009)

1. Final Average Earnings                                  $366,546.89

2. Times 55%                                                     x .55

3. Equals                                                  $201,600.79

4. Qualified Joint and 75% Survivor Annuity               ($44,069.26)

5. 50% times Social Security Benefit                      ($12,258.00)

6. SERP before reduction [(3) - (4) - (5)]                 $145,273.53

7. SERP Annual Benefit                                     $145,273.53 (or $12,106.13 per month)

Footnotes

1. Equals the participant's average Monthly Earnings for the 60 calendar months during which her
    Monthly Earnings were the highest within the 120 months immediately preceding her termination date per Section 2.13 of the BB&T Corporation Target Pension Plan (BB&T Target Plan), as modified by Section 8f of the Employee's Employment Agreement, as follows:

                                          Year                    Compensation

                                          1998                      167,125.05
                                          1999                      244,396.43
                                          2000                      365,660.05
                                          2001                      366,546.89
                                          2002                      366,546.89
                                          2003                      366,546.89

                                                           27

                                          2004                      366,546.89
                                          2005                      366,546.89
                                          2006                      366,546.89

Final Average Earnings                                              366,546.89

   As per the Employment Agreement, annual "Termination Compensation" is the highest amount of the annual cash compensation (including cash bonuses and other cash based benefits) received during any one of the five calendar years immediately preceding the calendar year in which the
   Employee terminates her employment.  Termination Compensation is taken into account in determining "Monthly Earnings."  Under the Employment Agreement, December 31, 2006 is deemed to be the Employee's termination date for the purposes of the SERP calculation.

2. Per Section 2.25 of the BB&T Target Plan

4. Per Section 2.19 of the BB&T Target Plan, the Target benefit is reduced by the Qualified Plan benefit actuarially valued as a Joint and 75% Survivor Annuity

5. Per Section 2.24 of the BB&T Target Plan, the Target benefit is reduced by the Primary Old Age
   Insurance benefit the participant would received at Normal Retirement Age under Social Security.

   It has been actuarially determined by Aon Consulting that the alternative benefit referenced in Section
   2.12 of the Target plan would never exceed the calculation shown above.

                                                           28

                                                                        Example 3

Name:                                                                              Sherry Kellett
Date of Hire:                                                                      July 2, 1984
Assumed Date of Termination:                                                       August 31, 2009*
Benefit Commencement Date:                                                         September 1, 2009
Age as of payment date:                                                            65

Qualified Plan Calculation (as of September 1, 2009):

1. Average Compensation                                        $221,931.29

2. Times 1%                                                          x .01

3. Equals                                                         2,219.31

4. Average Compensation over $60,312                            161,619.29

5. Times .5%                                                        x .005

6. Equals                                                           808.10

7. Subtotal (3) + (6)                                             3,027.41

8. Times Years of Service                                            26.00
    (not to exceed 35 years)

9. Equals                                                        78,712.64

10. Not less than benefit accrued as of                          74,991.00
     December 31 preceding DOT

11. Equals                                                       78,712.64

12. Not less than Prior Accrued Benefit                          23,355.72
      as of 12/31/1995

13. Equals                                                       78,712.64

14. Divided by 12                                                      /12

15. Equals monthly benefit                                       $6,559.39
      beginning 9/1/2009 (based on life annuity)

*Assumes the Employees retires at her normal retirement age (i.e., 65).
 Thus, no Termination Compensation is paid under her Employment Agreement.

                                                           29

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows
   (assumes a 4% annual increase in compensation):

            Year                Total W-2 Wages                      Compensation Under Š 2.14 *

            2004                     270,811.01                                       210,000.00
            2005                     281,643.45                                       215,000.00
            2006                     292,909.19                                       220,000.00
            2007                     304,625.55                                       225,000.00
            2008                     316,810.58                                       230,000.00
            2009                     219,655.33                                       219,655.33

Average                              301,182.89                                       221,931.29

* Projected Compensation Limit

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains her Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase)  is $60,312 as follows:

                                             Year                      Wage Base

                                             1976                         15,300
                                             1977                         16,500
                                             1978                         17,770
                                             1979                         22,900
                                             1980                         25,900
                                             1981                         29,700
                                             1982                         32,400
                                             1983                         35,700
                                             1984                         37,800
                                             1985                         39,600
                                             1986                         42,000
                                             1987                         43,800
                                             1988                         45,000
                                             1989                         48,000
                                             1990                         51,300
                                             1991                         53,400
                                             1992                         55,500
                                             1993                         57,600
                                             1994                         60,600
                                             1995                         61,200

                                                           30

                                             1996                         62,700
                                             1997                         65,400
                                             1998                         68,400
                                             1999                         72,600
                                             2000                         76,200
                                             2001                         80,400
                                             2002                         83,600
                                             2003                         87,000
                                             2004                         90,600
                                             2005                         94,200
                                             2006                         98,100
                                             2007                        102,000
                                             2008                        106,200
                                             2009                        110,400
                                             2010                        114,900

Average Wage Base                                                         60,312

8. The 26 Years of Service equals  12 years of service under the Southern National Pension
     Plan and 14 years of service under the BB&T Pension Plan.  No more than 35 years of service can be credited under the BB&T Pension Plan.

12.  The Prior Southern National Plan merged with the BB&T Plan as of December 31, 1995.  All persons who were participants on that date have a frozen benefit equal to the Accrued Benefit as of
      December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Calculation (as of September 1, 2009)

1. Final Average Earnings                                          $458,557.28

2. Times 55%                                                             x .55

3. Equals                                                          $252,206.50

4. Qualified Joint and 75% Survivor Annuity                       ($75,135.15)

5. 50% times Social Security Benefit                              ($13,224.00)

6. SERP Annual Benefit [(3) - (4) - (5)]                           $163,847.35 (or $13,653.95 per month)

Footnotes

1. Equals the participant's average Monthly Earnings for the 60 calendar months during which her
    Monthly Earnings were the highest within the 120 months immediately preceding her termination date per Section 2.13 of the BB&T Corporation Target Pension Plan (BB&T Target Plan), as follows:

                                             Year                   Compensation

                                             2000                     365,660.05
                                             2001                     366,546.89
                                             2002                     381,208.77
                                             2003                     396,457.12

                                                           31

                                             2004                     412,315.40
                                             2005                     428,808.02
                                             2006                     445,960.34
                                             2007                     463,798.75
                                             2008                     482,350.70
                                             2009                     334,429.82

Final Average Earnings                                                458,557.28

2. Per Section 2.25 of the BB&T Target Plan

4. Per Section 2.19 of the BB&T Target Plan, the Target benefit is reduced by the Qualified Plan benefit actuarially valued as a Joint and 75% Survivor Annuity

5. Per Section 2.24 of the BB&T Target Plan, the Target benefit is reduced by the Primary Old Age
   Insurance benefit the participant would received at Normal Retirement Age under Social Security.

   It has been actuarially determined by Aon Consulting that the alternative benefit referenced in Section
   2.12 of the Target plan would never exceed the calculation shown above.

                                                           32

Exhibit 10(ad)

AMENDED AND RESTATED EMPLOYMENT AGREEMENT

          THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the or this “Agreement”), dated as of the 25th day of April, 2002, to be effective as of the 1st day of January, 2002, by and among BB&T CORPORATION, a North Carolina corporation (“BB&T”), BRANCH BANKING AND TRUST COMPANY, a North Carolina chartered commercial bank (the “Employer”), and KELLY S. KING (the “Employee”).

R E C I T A L S:

          BB&T, the Employer and its Affiliates (as defined in Section 2a) are engaged in the banking and financial services business. The Employee is experienced in, and knowledgeable concerning, the material aspects of such business. The Employee heretofore has been employed as the President of BB&T and as a Senior Executive Vice President of the Employer pursuant to the terms of an Employment Agreement dated April 15, 1996, as subsequently amended (the “Predecessor Agreement”). BB&T desires to continue to employ the Employee as its President and the Employer desires to continue to employ the Employee as a Senior Executive Vice President, and the Employee desires to continue to be employed by BB&T and the Employer in such capacities. Furthermore, BB&T and the Employer desire to continue to provide the Employee certain disability, death, severance and supplemental retirement benefits in addition to those provided by the employee benefit plans of BB&T and the Employer. BB&T, the Employer and the Employee desire to amend and restate the Predecessor Agreement in order to: (i) incorporate all amendments made to the Predecessor Agreement; and (ii) clarify and more clearly state the terms of their existing understanding.

          NOW, THEREFORE, in consideration of the mutual covenants and obligations contained herein and the compensation BB&T and the Employer agree herein to pay the Employee, and of other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, BB&T, the Employer and the Employee agree as follows:

          1.     Effect of Prior Agreements.  This Agreement expresses the whole and entire agreement between the parties with reference to the employment and service of the Employee and supersedes and replaces any prior employment agreements (including, without limitation, the Predecessor Agreement), understandings or arrangements (whether written or oral) among BB&T, the Employer and the Employee. Without limiting the foregoing, the Employee agrees that this Agreement satisfies any rights he may have had under any prior agreement or understanding (including, without limitation, the Predecessor Agreement) with the Employer and BB&T with respect to his employment by the Employer and BB&T.

          2.      Definitions. Wherever used in this Agreement, including, but not limited to, the Recitals, Sections 1 and 2, the following terms shall have the meanings set forth below (unless otherwise indicated by the context):

               a.      "Affiliate" means a Person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, another Person.

               b.      "Change of Control"means the earliest of the following dates:

     (i)      the date any person or group of persons (as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934) together with its Affiliates, excluding employee benefit plans of the Employer or BB&T, is or becomes, directly or indirectly, the “beneficial owner”(as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934) of securities of the Employer or BB&T representing twenty percent (20%) or more of the combined voting power of the Employer’s or BB&T’s then outstanding securities (excluding the acquisition of securities of the Employer by an entity at least eighty percent (80%) of the outstanding voting securities of which are, directly or indirectly, beneficially owned by BB&T); or

     (ii)      the date, when as a result of a tender offer or exchange offer for the purchase of securities of BB&T (other than such an offer by BB&T for its own securities), or as a result of a proxy contest, merger, share exchange, consolidation or sale of assets, or as a result of any combination of the foregoing, individuals who at the beginning of any two-year period during the Term constitute BB&T’s Board of Directors, plus new directors whose election or nomination for election by BB&T’s shareholders is approved by a vote of at least two-thirds of the directors still in office who were directors at the beginning of such two-year period (“Continuing Directors”), cease for any reason during such two-year period to constitute at least two-thirds (2/3) of the members of such Board of Directors; or

     (iii)      the date the shareholders of BB&T approve a merger, share exchange or consolidation of BB&T with any other corporation or entity regardless of which entity is the survivor, other than a merger, share exchange or consolidation which would result in the voting securities of BB&T outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving or acquiring entity) at least sixty percent (60%) of the combined voting power of the voting securities of BB&T or such surviving or acquiring entity outstanding immediately after such merger or consolidation; or

(iv) the date the shareholders of BB&T approve a plan of complete liquidation or winding-up of BB&T or an agreement for the sale or disposition by BB&T of all or substantially all of BB&T’s assets; or

(v) the date of any event (other than a “merger of equals”as described in this subparagraph b) which BB&T’s Board of Directors determines should constitute a Change of Control.

Notwithstanding the foregoing, the term “Change in Control” shall not include any event which the Board of Directors of BB&T (or, if the event described in clause (ii) above has occurred, a majority of the Continuing Directors), prior to the occurrence of such event, specifically determines, for the purpose of this Agreement or employment agreements with other executives that contain substantially similar provisions, is a “merger of equals” (regardless of the form of the transaction), unless a majority of the Continuing Directors revokes such specific determination within one year after occurrence of the event that otherwise would constitute a Change in Control (a “MOE Revocation”). The parties to this Agreement agree that any determination concerning whether a transaction is a “merger of equals” shall be solely within the discretion of the Board of Directors of BB&T or a majority of the Continuing Directors, as the case may be.

               c.      "Code" means the Internal Revenue Code of 1986, as amended, and rules and regulations issued thereunder.

               d.      "Commencement Month" means the first day of the calendar month next following the month in which falls the Employee's Termination Date.

               e.     "Compensation Continuance Period"means the period of time over which the Employee is receiving Termination Compensation pursuant to the provisions of Section 8.

               f.      "Computation Period" means the twelve (12) consecutive month period beginning with the Commencement Month and each anniversary of the Commencement Month.

               g.     "Confidential Information" means all non-public information that has been created, discovered, developed or otherwise become known to the Employer, BB&T or their Affiliates other than through public sources, including, but not limited to, all inventions, processes, data, computer programs, marketing plans, customer lists, depositor lists, budgets, projections, new products, information covered by the Trade Secrets Protection Act, N.C. Gen. Stat., Chapter 66, §§152 to 162, and other information owned by the Employer, BB&T or their Affiliates which is not public information.

               h.     "Excise Tax" means the excise tax on excess parachute payments under Section 4999 of the Code (or any successor or similar provision thereof), including any interest or penalties with respect to such excise tax.

               i.     "Good Reason" means the occurrence of any of the following events without the Employee's express written consent:

(i) the assignment to the Employee of duties inconsistent with the position and status of the offices and positions of the Employer and/or BB&T held by the Employee as of January 1, 2002; or

(ii) a reduction by the Employer or BB&T in the Employee's pay grade or annual base salary as then in effect; or

     (iii)     the exclusion of the Employee from participation in the Employer’s or BB&T’s employee benefit plans in effect as of, or adopted or implemented on or after, January 1, 2002, as the same may be improved or enhanced from time to time during the Term; or

(iv) any purported termination of the employment of the Employee by the Employer or BB&T which is not effected in accordance with this Agreement.

               j.      "Just Cause" means one or more of the following: the Employee's personal dishonesty; gross incompetence; willful misconduct; breach of a fiduciary duty involving personal profit; intentional failure to perform stated duties; willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order; conviction of a felony or of a misdemeanor involving moral turpitude; unethical business practices in connection with the Employer’s or BB&T’s business; misappropriation of the Employer’s or BB&T’s assets (determined on a reasonable basis) or those of their Affiliates; or material breach of any other provision of this Agreement; provided, that the Employee has received written notice from the Employer or BB&T of such material breach and such breach remains uncured for a period of thirty (30) days after the delivery of such notice. For purposes of this provision, no act or failure to act, on the part of the Employee, shall be considered “willful”unless it is done, or omitted to be done, by the Employee in bad faith or without a reasonable belief that the Employee’s action or omission was in the best interests of the Employer and BB&T.

               k.      "Pension Plan" means the BB&T Corporation Pension Plan, a tax qualified defined benefit pension plan, as the same may be amended from time to time.

               l.     "Person"means any individual, person, partnership, limited liability company, joint venture, corporation, company, firm, group or other entity.

               m.     "Term"means the term of the Employee's employment under this Agreement as provided in Section 4.

               n.     "Termination Compensation"means a monthly amount equal to one-twelfth (1/12th) of the highest amount of the annual cash compensation (including cash bonuses and other cash-based benefits, including for these purposes amounts earned or payable whether or not deferred) received by the Employee during any one of the five (5) calendar years immediately preceding the calendar year in which falls his Termination Date; provided, that if the cash compensation received by the Employee during the Termination Year exceeds the highest amount of the annual cash compensation received by him during any one of the immediately preceding five (5) calendar years, the cash compensation received by the Employee during the Termination Year shall be deemed to be his highest amount of annual cash compensation.

               o.     "Termination Date"means the date the Employee's employment is terminated.

               p.     "Termination Year"means the calendar year in which falls the Employee's Termination Date.

          3.     Employment.  During the Term (as defined in subparagraph m of Section 2 and Section 4), the Employee shall be employed as President of BB&T and as a Senior Executive Vice President of the Employer. The Employee shall have such duties and responsibilities as are commensurate with such positions. The Employee shall also serve on such committees and task forces of BB&T and the Employer, including, without limitation, the Executive Management Committee of BB&T, as he may be appointed from time to time by BB&T, the Employer or their Boards of Directors. Notwithstanding the foregoing, in no event shall the failure to appoint or reappoint the Employee to any committee or task force of BB&T or the Employer be treated as a breach of this Agreement by BB&T or the Employer, or as a termination of the employment of the Employee. The Employee hereby accepts and agrees to such employment, subject to the general supervision and pursuant to the orders, advice, and direction of the Employer, BB&T and their Boards of Directors. The Employee shall perform such duties as are customarily performed by one holding such positions in other same or similar businesses or enterprises as that engaged in by the Employer and BB&T, and shall also additionally render such other services and duties as may be reasonably assigned to him from time to time by the Employer or BB&T, consistent with his positions.

          4.     Term of Employment.  The Term shall commence as of January 1, 2002, and shall terminate on December 31, 2006, unless extended or shortened as provided in this Agreement. As of the first day of each calendar month commencing February 1, 2002, the Term shall be automatically extended, without any further action by BB&T, the Employer or the Employee, for an additional calendar month; provided, however, that on any one month anniversary date BB&T, the Employer or the Employee may serve notice to the other parties to fix the Term to a definite five-year period from the date of such notice and no further automatic extensions shall occur. Notwithstanding the foregoing, the Term shall not be extended beyond the first day of the calendar month next following the date on which the Employee attains age sixty-five (65). The Term, as it may be extended pursuant to this Section 4, or, as it may be shortened in accordance with Section 7 or 8, is hereinafter referred to as the “Term.”

          5.      Compensation.

               a.      For all services rendered by the Employee to the Employer and BB&T under this Agreement, the Employer or BB&T shall pay  to the Employee, during the Term, a minimum annual base salary at a rate not less than $418,297.92, payable in accordance with the standard payroll practices and procedures of the Employer or BB&T applicable to all officers. Any salary increase payable to the Employee shall be determined in accordance with the Employer’s or BB&T’s annual salary plan, and shall be based on the Employer’s and/or BB&T’s performance and the performance of the Employee.

               b.      The Employee shall continue to participate in any bonus or incentive plans, whether any such plan provides for awards in cash or securities, made available to officers similarly situated to the Employee, as such plan or plans may be modified from time to time, or such other similar plans for which the Employee may become eligible and designated a participant.

               c.      Except as otherwise specifically provided in this Agreement, for as long as the Employee is employed by the Employer and BB&T, the Employee also shall be entitled to receive, on the same basis as other similarly situated officers of the Employer or BB&T, employee pension and welfare benefits and group employee benefits such as sick leave, vacation, group disability and health, life, and accident insurance and similar indirect compensation which the Employer or BB&T may from time to time extend to its officers.

               d.      If, during the Term, the Employee becomes eligible for benefits under the Pension Plan and retires, the Employee shall be eligible to participate in the same retiree health care program provided to other retiring employees at the time. During the Compensation Continuance Period, the Employee shall be deemed to be an “active employee”of the Employer for purposes of participating in the Employer’s or BB&T’s health care plan and for purposes of satisfying any age and service requirements under the Employer’s or BB&T’s retiree health care program. Thus, if the Employee has not satisfied either the age or service requirement (or both) under the Employer’s or BB&T’s retiree health care program at the time payment of his Termination Compensation begins, but satisfies the age or service requirement (or both) at the time such Termination Compensation payments end, he shall be deemed to have satisfied the age or service requirement (or both) for purposes of the Employer’s or BB&T’s retiree health care program as of the date his Termination Compensation payments end. For purposes of satisfying any service requirement under the Employer’s or BB&T’s retiree health care program, the Employee shall be credited with one year of service for each Computation Period which begins and ends during the Compensation Continuance Period.

          6. Covenants of the Employee.

               a.      To the extent and subject to the limitations provided in the following subsections of this Section 6 (whichever subsection may be applicable), upon termination of the Employee’s employment prior to the expiration of the Term, the Employee shall not directly or indirectly, either as a principal, agent, employee, employer, stockholder, co-partner or in any other individual or representative capacity whatsoever, engage in the banking and financial services business, which includes, but it is not limited to, consumer, savings, commercial banking and the insurance and trust businesses, or the savings and loan or mortgage banking business, or any other business in which the Employer, BB&T or their Affiliates are engaged, anywhere in the States of North Carolina and South Carolina and in any county outside of North Carolina and South Carolina contiguous to North Carolina or South Carolina, nor shall the Employee solicit, or assist any other Person in so soliciting, any depositors or customers of the Employer, BB&T or their Affiliates, or induce any then or former employees to terminate their employment with the Employer, BB&T or their Affiliates, except that this Section 6a shall not be read to prohibit the investment described in the last sentence of Section 9.

               b.      If the Employee terminates his employment with the Employer or BB&T for Good Reason at any time, the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of his breach of the non-competition or non-solicitation provisions of Section 6a. However, if the Employee terminates his employment with the Employer or BB&T for Good Reason within twelve (12) months after a Change of Control or, if later, within ninety (90) days after a MOE Revocation (as defined in Section 2b), subparagraph c below shall apply, not this subparagraph b.

               c.      If the Employee terminates his employment with the Employer or BB&T for any reason within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               d.      If the Employee terminates his employment with the Employer or BB&T for any reason other than Good Reason at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a.

               e.      If the employment of the Employee is terminated by the Employer or BB&T at any time for Just Cause, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               f.      If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shallbe subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of his breach of the non-competition or non-solicitation provisions of Section 6a. If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               g.      During the Term and thereafter, and except as required by any court, supervisory authority or administrative agency or as may be otherwise required by applicable law, the Employee shall not, without the written consent of the Boards of Directors of the Employer and BB&T, or a person authorized thereby, disclose to any person, other than an employee of the Employer, BB&T or an Affiliate thereof, or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Employee of his duties as an employee of the Employer or BB&T, any Confidential Information obtained by him while in the employ of the Employer or BB&T, unless such information has become a matter of public knowledge at the time of such disclosure.

               h.      The covenants contained in this Section 6 shall be construed and interpreted in any judicial proceeding to permit their enforcement to the maximum extent permitted by law. The Employee agrees that the restraints imposed in this Section 6 are necessary for the reasonable and proper protection of the Employer, BB&T and their Affiliates and that each and every one of the restraints is reasonable in respect to such matter, length of time and the area. The Employee further acknowledges that damages at law would not be a measurable or adequate remedy for breach of the covenants contained in this Section 6 and, accordingly, the Employee agrees to submit to the equitable jurisdiction of any court of competent jurisdiction in connection with any action to enjoin the Employee from violating any such covenants.

          7.     Disability.  If, by reason of a physical or mental disability during the Term, the Employee is unable to carry out the essential functions of his employment pursuant to this Agreement for twelve (12) consecutive months, his employment hereunder may be terminated by action of the Board of Directors of the Employer or BB&T determining to do so upon one month’s notice to be given to the Employee at any time after the period of twelve (12) consecutive months of disability and while such disability continues. If, prior to the expiration of the one-month period after the giving of such notice, the Employee shall recover from such disability and return to the full-time active discharge of his duties hereunder, then such notice shall be of no further force and effect and the Employee’s employment shall continue as if the same had been uninterrupted. If the Employee shall not so recover from his disability and return to his duties, then his employment shall terminate on the date which coincides with the expiration of such one month’s notice. During the first twelve (12) consecutive months of the period of the Employee’s disability, the Employee shall continue to earn all compensation (including bonuses and incentive compensation) to which the Employee would have been entitled as if he had not been disabled, such compensation to be paid at the time, in the amounts, and in the manner provided in Section 5a, inclusive of any compensation received pursuant to any applicable disability insurance plan of the Employer or BB&T. Thereafter, the Employee shall receive compensation to which he is entitled under any applicable disability insurance plan of the Employer or BB&T. In the event a dispute arises between the Employee and the Employer or BB&T concerning the Employee’s physical or mental disability or ability to continue or return to the performance of his duties as aforesaid, the Employee shall submit, at the expense of the Employer and BB&T, to examination by a competent physician mutually agreeable to the parties, and his opinion as to the Employee’s capability to so perform shall be final and binding. Upon termination of the Employee’s employment by reason of disability, the Term shall end.

          8. Termination; Termination Compensation and Other Post Termination Benefits.

               a.      If the Employee shall die during the Term, this Agreement and the employment relationship hereunder shall automatically terminate on the date of death, which date shall be his Termination Date, and, thus, the last day of the Term.

               b.      The Employer or BB&T shall have the right to terminate the Employee's employment under this Agreement at any time for Just Cause upon written notice to the Employee as provided in subparagraph i below. In the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause, the Employee shall have no right to receive compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

               c.      The Employer or BB&T may terminate the Employee's employment under this Agreement other than for Just Cause at any time upon written notice to the Employee as provided in subparagraph i below. In the event the Employer or BB&T terminates the employment of the Employee under this Agreement pursuant to this subparagraph c, the Employee shall be entitled to the following compensation and benefits:

     (i)      The Employee shall receive Termination Compensation each month during the period described in subparagraph (ii) below, subject, however, to the Employee’s compliance with the non-competition and non-solicitation provisions of Section 6a for a one-year period following the Employee’s Termination Date.

     (ii)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time compensation would have been paid to the Employee in accordance with Section 5a.

     (iii)      The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

     (iv)      The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

     (v)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, on the same terms as were in effect prior to the Employee’s Termination Date, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period.

(vi) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph c shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of his Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8c from and after the date of such breach.

               d.      If (i) the employment of the Employee is terminated for any reason other than Just Cause or on account of the Employee’s death, regardless of whether the Employer or BB&T or the Employee initiates such termination, within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), or (ii) the Employee terminates his employment at any time for Good Reason, the Employee shall be entitled to the following compensation and benefits:

     (i)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time such compensation would have been paid to the Employee in accordance with Section 5a.

     (ii)      The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

     (iii)      The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

     (iv)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period, on the same terms as were in effect either (A) at his Termination Date, or (B) if such plans and programs in effect prior to the Change of Control or prior to the MOE Revocation were, considered together as a whole, materially more generous to the officers of the Employer, than at the date of the Change of Control or at the date of the MOE Revocation, as the case may be.

(v) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph d shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date, a Change of Control or MOE Revocation, as appropriate. In accordance with Section 6b, if the Employee terminates his employment at any time for Good Reason (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a for the one-year period following his Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of his Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8d from and after the date of such breach.

Should the circumstances of the termination of the employment of the Employee result in application of both subparagraphs c and d, subparagraph d shall be deemed to apply and control.

               e.      If the Employee terminates his employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), he shall not be entitled to compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

               f.      The Employee is a participant in the BB&T Corporation Non-Qualified Defined Benefit Plan (the "SERP"). The SERP was formerly known as the Branch Banking and Trust Company Supplemental Executive Retirement Plan. The SERP is a non-qualified, unfunded supplemental retirement plan which provides benefits to or on behalf of selected key management employees. The benefits provided under the SERP supplement the retirement and survivor benefits payable from the Pension Plan. Except in the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause and except in the event the Employee terminates his employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), the following special provisions shall apply for purposes of this Agreement:

     (i)      The provisions of the SERP shall be and hereby are incorporated in this Agreement. The SERP, as applied to the Employee, may not be terminated, modified or amended without the express written consent of the Employee. Thus, any amendment or modification to the SERP or the termination of the SERP shall be ineffective as to the Employee unless the Employee consents in writing to such termination, modification or amendment. The Supplemental Pension Benefit (as defined in the SERP) of the Employee shall not be adversely affected because of any modification, amendment or termination of the SERP. In the event of any conflict between the terms of this subparagraph f and the SERP, the provisions of this subparagraph f shall prevail.

(ii) The SERP, as applied to the Employee, shall be and hereby is amended by the following special provisions:

          (A)      In determining the Employee’s Years of Service (as defined in the Pension Plan), the Compensation Continuance Period shall be taken into account. The Employee shall be credited with one Year of Service for each Computation Period which begins and ends during the Compensation Continuance Period. The 35 Years of Service limitation specified in the Pension Plan shall, however, apply.

          (B)      The Average Compensation (as defined in the Pension Plan) of the Employee shall be the greater of (1) or (2), where (1) is his Average Compensation as determined under the Pension Plan as of his Termination Date and (2) is the annual amount of his Termination Compensation.

Attached to this Agreement as Exhibit A are several SERP calculations. The purpose of these calculations is to illustrate the application and effect of this subparagraph f.

               g.      In receiving any payments pursuant to this Section 8, the Employee shall not be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Employee hereunder and such amounts shall not be reduced or terminated whether or not the Employee attains other employment.

               h.      In the event that any amount paid or distributed to the Employee pursuant to this Agreement shall constitute a parachute payment within the meaning of Section 280G of the Code, and the aggregate of such parachute payments and any other amounts paid or distributed to the Employee from any other plans or arrangements maintained by the Employer, BB&T, or their Affiliates shall cause the Employee to be subject to the Excise Tax, the Employer shall pay to the Employee an additional amount (the “Gross-Up Payment”) such that the net amount the Employee shall receive after the payment of any Excise Tax shall equal the amount which he would have received if the Excise Tax had not been imposed. The Gross-Up Payment shall be determined by BB&T’s regular independent auditors and shall equal the sum of the following:

(1) The rate of the Excise Tax multiplied by the amount of the excess parachute payments;

(2) Any federal income tax, social security tax, unemployment tax or Excise Tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.; and

(3) Any state income or other tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.

For purposes of determining the amount of the Gross-Up Payment, the Employee shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation for individuals in the calendar year in which the Excise Tax is required to be paid. In addition, the Employee shall be deemed to pay state income taxes at a rate determined in accordance with the following formula:

          ( 1 —(highest marginal rate of federal income taxation for individuals)) x (highest marginal rate of North Carolina income taxes for individuals in the calendar year in which the Excise Tax is required to be paid).

In the event the Employee is subject to the provisions of Section 68 of the Code, the combined federal and state income tax rate determined above shall be adjusted to reflect any loss in the federal deduction for state income taxes on the Gross-Up Payment.

The Gross-Up Payment shall be paid to the Employee by the Employer or BB&T on or before the date that the Employee is required to pay the Excise Tax; provided, however, that if the amount of such payment cannot be finally determined on or before such day, the Employer or BB&T shall pay to the Employee on such day an estimate, as determined in good faith by BB&T’s regular independent auditors, of the minimum amount of such payment and shall pay the remainder of such payment (together with interest at the rate provided under Section 1274(b)(2)(B) of the Code) as soon as the amount can be determined but no later than the thirtieth (30th) day after the date the Employee becomes subject to the payment of the Excise Tax. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time the Gross-Up Payment is made, the Employee shall repay to the Employer or BB&T, as applicable, at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax, federal and state taxes imposed on the Gross-Up Payment being repaid by the Employee, if such repayment results in a reduction in Excise Tax and/or a federal or state tax deduction) plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time the Gross-Up Payment is made (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Employer or BB&T shall make an additional Gross-Up Payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined. The parties agree that the intent of this subparagraph h is that the Employee shall be reimbursed for the Excise Tax on his excess parachute payments and all taxes on that reimbursement. The intended goal is to place the Employee in the same economic position as if no Excise Tax had been imposed.

               i.      A termination of the Employee's employment by BB&T,the Employer or the Employee for any reason other than death shall be communicated by Notice of Termination to the other parties hereto. For this purpose, a Notice of Termination means a written notice which specifies the effective date of termination.

          9.     Other Employment.  The Employee shall devote all of his business time, attention, knowledge and skills solely to the business and interests of the Employer, BB&T and their Affiliates. The Employer, BB&T and their Affiliates shall be entitled to all of the benefits, profits and other emoluments arising from or incident to all work, services and advice of the Employee, and the Employee shall not, during the Term, become interested, directly or indirectly, in any manner, as a partner, officer, director, stockholder, advisor, employee or in any other capacity in any other business similar to the business of the Employer, BB&T and their Affiliates. Nothing contained in this Section 9 shall be deemed, however, to prevent or limit the right of the Employee to invest in a business similar to the business of the Employer, BB&T and their Affiliates if such investment is limited to less than one (1) percent of the capital stock or other securities of any corporation or similar organization whose stock or securities are publicly owned or are regularly traded on any public exchange.

          10.      Severability. All agreements and covenants contained in this Agreement are severable, and in the event any of them shall be held to be invalid by any competent court, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

          11.     Assignment Prohibited.  This Agreement is personal to each of the parties hereto, and none of the parties may assign or delegate any of his or its rights or obligations hereunder without first obtaining the written consent of the other parties; provided, however, that nothing in this Section 11 shall preclude the Employee from designating a beneficiary to receive any benefit payable under this Agreement upon his death.

          12.     No Attachment.  Except as otherwise provided in this Agreement or required by applicable law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge or hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

          13.      Headings. The headings of paragraphs and sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

          14.     Governing Law.  The parties intend that this Agreement and the performance hereunder and all suits and special proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of North Carolina without regard to conflicts of law principles thereof and that in any action, special proceeding or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of North Carolina shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any action or special proceeding may be instituted.

          15. Binding Effect. This Agreement shall be binding upon, and inure to the benefit of, the Employee and his heirs, executors, administrators and legal representatives and BB&T, the Employer and their permitted successors and assigns.

          16. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

          17.     Notices.  All notices, requests, demands and other communications to any party under this Agreement shall be in writing (including telefacsimile transmission or similar writing) and shall be given to such party at its or his or address or telefacsimile number set forth below or such other address or telefacsimile number as such party may hereafter specify for the purpose by notice to the other party:

(a)	If to the Employee:

Kelly S. King

(b)	If to BB&T or the Employer:

BB&T Corporation
200 West Second Street
Winston-Salem, NC 27101
Fax: (336) 733-2058
Attention: Chief Operating Officer

Each such notice, request, demand or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this Section 17. Delivery of any notice, request, demand or other communication by telefacsimile shall be effective when received if received during normal business hours on a business day. If received after normal business hours, the notice, request, demand or other communication will be effective at 10:00 a.m. on the next business day.

          18.     Modification Of Agreement.  No waiver or modification of this Agreement or of any covenant, condition, or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. No evidence of any waiver or modification shall be offered or received in evidence at any proceeding, arbitration, or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such waiver or modification is in writing, duly executed as aforesaid. The parties further agree that the provisions of this Section 18 may not be waived except as herein set forth.

          19. Taxes. To the extent required by applicable law, the Employer or BB&T shall deduct and withhold all necessary federal, state, local and employment taxes and any other similar sums required by law to be withheld from any payments made pursuant to the terms of this Agreement.

          20.     Attorneys’Fees.  In the event any dispute shall arise between the Employee, the Employer and BB&T as to the terms or interpretations of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by the Employee to enforce the terms of this Agreement or in defending against any action taken by the Employer or BB&T, the Employer or BB&T shall reimburse the Employee for all reasonable costs and expenses, including reasonable attorneys’fees, arising from such dispute, proceeding or action, if the Employee shall prevail in any action initiated by the Employee or shall have acted reasonably and in good faith in defending against any action initiated by the Employer or BB&T. Such reimbursement shall be paid within ten (10) days of the Employee furnishing to the Employer written evidence, which may be in the form, among other things, of a cancelled check or receipt, of any costs or expenses incurred by the Employee. Any such request for reimbursement by the Employee shall be made no more frequently than at 60-day intervals.

          21.      Joint and Several Obligations. To the extent permitted by applicable law, all obligations of the Employer or BB&T under this Agreement shall be joint and several.

          22.      Recitals. The recitals to this Agreement shall form a part of this Agreement.

               IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written.

BB&T CORPORATION

/s/ John A. Allison, IV
By:

Name: John A. Allison, IV
Title: Chairman and Chief Executive Officer

BRANCH BANKING AND TRUST COMPANY

/s/ John A. Allison, IV
By:
Name: John A. Allison, IV
Title: Chairman and Chief Executive Officer

EMPLOYEE:

/s/ Kelly S. King

Kelly S. King

                                  EXHIBIT A

                  Amended and Restated Employment Agreement
                                      of
                                Kelly S. King
                          Effective January 1, 2002

                        Illustrative SERP Calculations

                                              Example 1a

Name:                                               Kelly King
Date of Hire:                                       June 12, 1972
Assumed Date of Termination:                        December 31, 2001*
Benefit Commencement Date:                          January 1, 2007 **
Age as of payment date:                             58.30

Qualified Plan Calculation (as of January 1, 2007):

1. Average Compensation                                               $200,000.00

2. Times 1%                                                                 x .01

3. Equals                                                                2,000.00

4. Average Compensation over $62,580                                   137,420.00

5. Times .5%                                                               x .005

6. Equals                                                                  687.10

7. Subtotal (3) + (6)                                                    2,687.10

8. Times Years of Service                                                   30.00
    (not to exceed 35 years)

9. Equals                                                               80,613.00

10. Times Early Payment Reduction Factor                                 x .51875

11. Equals Early Reduced benefit                                        41,817.99
       beginning 1/1/2007

12. Not less than benefit accrued as of                                 41,817.99
     December 31 preceding DOT

13. Equals                                                              41,817.99

14. Not less than Prior Accrued Benefit                                 24,358.43
      as of 12/31/1995

15. Equals                                                              41,817.99

16. Divided by 12                                                             /12

17. Equals monthly benefit                                              $3,484.83
      beginning 1/1/2007 (based on life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006.

**Assumes the Employee elects to begin receiving his benefits under the qualified plan as of the first day of the month next following the month in which he receives his last monthly payment of
  Termination Compensation under his Employment Agreement.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                Year                      Total W-2 Wages                     Compensation Under Š 2.14

                1997                           499,499.94                                    200,000.00
                1998                           519,495.54                                    200,000.00
                1999                           753,934.79                                    200,000.00
                2000                           861,500.22                                    200,000.00
                2001                           984,783.05                                    200,000.00

Average                                        723,842.71                                    200,000.00

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the projected average Wage Base is $62,580 as follows:

                               Year                            Wage Base

                               1980                               25,900
                               1981                               29,700
                               1982                               32,400
                               1983                               35,700
                               1984                               37,800
                               1985                               39,600
                               1986                               42,000
                               1987                               43,800
                               1988                               45,000
                               1989                               48,000
                               1990                               51,300
                               1991                               53,400
                               1992                               55,500
                               1993                               57,600
                               1994                               60,600

                                                           20

                               1995                               61,200
                               1996                               62,700
                               1997                               65,400
                               1998                               68,400
                               1999                               72,600
                               2000                               76,200
                               2001                               80,400
                               2002                               80,400
                               2003                               80,400
                               2004                               80,400
                               2005                               80,400
                               2006                               80,400
                               2007                               80,400
                               2008                               80,400
                               2009                               80,400
                               2010                               80,400
                               2011                               80,400
                               2012                               80,400
                               2013                               80,400
                               2014                               80,400

Average Wage Base                                                 62,580

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

           Age at Payment Commencement Date                     Reduction Factor
                                         64                                0.980
                                         63                                0.960
                                         62                                0.940
                                         61                                0.920
                                         60                                0.860
                                         59                                0.800
                                         58                                0.725
                                         57                                0.650
                                         56                                0.575
                                         55                                0.500

14.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of January 1, 2007)

1. Average Compensation                                                 $984,783.05

2. Times 1%                                                                   x .01

3. Equals                                                                  9,847.83

4. Average Compensation over $68,544                                     916,239.05

5. Times .5%                                                                 x .005

6. Equals                                                                  4,581.20

7. Subtotal (3) + (6)                                                     14,429.03

8. Times Years of Service                                                     35.00
    (not to exceed 35 years)

9. Equals                                                                505,015.90

10. Times Early Payment Reduction Factor                                   x .51875

11. Equals Early Reduced benefit                                         261,977.00
       beginning 1/1/2007

12. Less Qualified Plan Benefit                                          -41,817.99

13. Non-Qualified Plan Benefit                                           220,159.01

14. Divided by 12                                                               /12

15. Equals monthly Non-qualified benefit                                 $18,346.58
      beginning 1/1/2007 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $68,544 as follows:

                                   Year                            Wage Base

                                   1980                               25,900
                                   1981                               29,700
                                   1982                               32,400
                                   1983                               35,700

                                                           22

                                   1984                               37,800
                                   1985                               39,600
                                   1986                               42,000
                                   1987                               43,800
                                   1988                               45,000
                                   1989                               48,000
                                   1990                               51,300
                                   1991                               53,400
                                   1992                               55,500
                                   1993                               57,600
                                   1994                               60,600
                                   1995                               61,200
                                   1996                               62,700
                                   1997                               65,400
                                   1998                               68,400
                                   1999                               72,600
                                   2000                               76,200
                                   2001                               80,400
                                   2002                               83,700
                                   2003                               87,000
                                   2004                               90,600
                                   2005                               94,200
                                   2006                               98,100
                                   2007                               98,100
                                   2008                               98,100
                                   2009                               98,100
                                   2010                               98,100
                                   2011                               98,100
                                   2012                               98,100
                                   2013                               98,100
                                   2014                               98,100

Average Wage Base                                                     68,544

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (30 Years of Service as of the Employee's actual date of termination plus 5 Years of
   Service in the compensation continuance period).

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

           Age at Payment Commencement Date                     Reduction Factor
                                         64                                0.980
                                         63                                0.960
                                         62                                0.940
                                         61                                0.920
                                         60                                0.860
                                         59                                0.800
                                         58                                0.725

                                                           23

                                         57                                0.650
                                         56                                0.575
                                         55                                0.500

                                               Example 1b

Name:                                                     Kelly King
Date of Hire:                                             June 12, 1972
Assumed Date of Termination:                              December 31, 2001 *
Benefit Commencement Date:                                October 1, 2013 **
Age as of payment date:                                   65

Qualified Plan Calculation (as of October 1, 2013):

1. Average Compensation                                                 $200,000.00

2. Times 1%                                                                   x .01

3. Equals                                                                  2,000.00

4. Average Compensation over $62,580                                     137,420.00

5. Times .5%                                                                 x .005

6. Equals                                                                    687.10

7. Subtotal (3) + (6)                                                      2,687.10

8. Times Years of Service                                                     30.00
    (not to exceed 35 years)

9. Equals                                                                 80,613.00

10. Not less than benefit accrued as of                                   80,613.00
     December 31 preceding DOT

11. Equals                                                                80,613.00

12. Not less than Prior Accrued Benefit                                   49,956.00
      as of 12/31/1995

13. Equals                                                                80,613.00

14. Divided by 12                                                               /12

15. Equals monthly benefit                                                $6,717.75
      beginning 10/1/2013 (based on life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006.

**Assumes the Employee elects to begin receiving his benefit under the qualified plan as of his Normal
  Retirement Date.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                   Year                     Total W-2 Wages                    Compensation Under Š 2.14

                   1997                          499,499.94                                   200,000.00
                   1998                          519,495.54                                   200,000.00
                   1999                          753,934.79                                   200,000.00
                   2000                          861,500.22                                   200,000.00
                   2001                          984,783.05                                   200,000.00

Average                                          723,842.71                                   200,000.00

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the projected average Wage Base is $62,580 as follows:

                                Year                           Wage Base

                                1980                              25,900
                                1981                              29,700
                                1982                              32,400
                                1983                              35,700
                                1984                              37,800
                                1985                              39,600
                                1986                              42,000
                                1987                              43,800
                                1988                              45,000
                                1989                              48,000
                                1990                              51,300
                                1991                              53,400
                                1992                              55,500
                                1993                              57,600
                                1994                              60,600
                                1995                              61,200
                                1996                              62,700
                                1997                              65,400
                                1998                              68,400
                                1999                              72,600
                                2000                              76,200
                                2001                              80,400

                                                           26

                                2002                              80,400
                                2003                              80,400
                                2004                              80,400
                                2005                              80,400
                                2006                              80,400
                                2007                              80,400
                                2008                              80,400
                                2009                              80,400
                                2010                              80,400
                                2011                              80,400
                                2012                              80,400
                                2013                              80,400
                                2014                              80,400

Average Wage Base                                                 62,580

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of October 1, 2013)

1. Average Compensation                                            984,783.05

2. Times 1%                                                             x .01

3. Equals                                                            9,847.83

4. Average Compensation over $68,544                               916,239.05

5. Times .5%                                                           x .005

6. Equals                                                            4,581.20

7. Subtotal (3) + (6)                                               14,429.03

8. Times Years of Creditable Service                                    35.00
    (not to exceed 35 years)

9. Equals                                                          505,015.90

10. Less Qualified Plan Benefit                                    -80,613.00

11. Non-Qualified Plan Benefit                                     424,402.90

12. Divided by 12                                                         /12

13. Equals monthly Non-qualified benefit                            35,366.91
      beginning 10/1/2013 (based on life annuity)

Footnotes

1. Under the revised formula, "Termination Compensation" can be included in calculation of
    Average Compensation under the BB&T Corporation Non-Qualified Defined Benefit Plan.
    Termination Compensation equals the highest annual compensation in the final 5 years of employment.  This Plan does not use the various limits on compensation that the Qualified
    Plan is subject to.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $68,544 as follows:

                                         Year                           Wage Base

                                         1980                              25,900
                                         1981                              29,700
                                         1982                              32,400
                                         1983                              35,700
                                         1984                              37,800
                                         1985                              39,600
                                         1986                              42,000
                                         1987                              43,800
                                         1988                              45,000
                                         1989                              48,000
                                         1990                              51,300
                                         1991                              53,400
                                         1992                              55,500
                                         1993                              57,600
                                         1994                              60,600
                                         1995                              61,200
                                         1996                              62,700
                                         1997                              65,400
                                         1998                              68,400
                                         1999                              72,600
                                         2000                              76,200
                                         2001                              80,400
                                         2002                              83,700
                                         2003                              87,000
                                         2004                              90,600
                                         2005                              94,200
                                         2006                              98,100
                                         2007                              98,100
                                         2008                              98,100
                                         2009                              98,100
                                         2010                              98,100

                                                           28

                                         2011                              98,100
                                         2012                              98,100
                                         2013                              98,100
                                         2014                              98,100

Average Wage Base                                                          68,544

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (30 Years of Service as of the Employee's actual date of termination plus 5 Years of
   Service in the compensation continuance period).

                                                                        Example 2a

Name:                                                  Kelly King
Date of Hire:                                          June 12, 1972
Assumed Date of Termination:                           September 30, 2003 *
Benefit Commencement Date:                             October 1, 2008 **
Age as of payment date:                                60

Qualified Plan Calculation (as of October 1, 2008):

1. Average Compensation                                      $201,000.00

2. Times 1%                                                        x .01

3. Equals                                                       2,010.00

4. Average Compensation over $65,376                          135,624.00

5. Times .5%                                                      x .005

6. Equals                                                         678.12

7. Subtotal (3) + (6)                                           2,688.12

8. Times Years of Service                                          32.00
    (not to exceed 35 years)

9. Equals                                                      86,019.84

10. Times Early Payment Reduction Factor                           x .86

11. Equals Early Reduced benefit                               73,977.06
       beginning 10/1/2008

12. Not less than benefit accrued as of                        71,415.74
     December 31 preceding DOT

13. Equals                                                     73,977.06

14. Not less than Prior Accrued Benefit                        40,382.16
      as of 12/31/1995

15. Equals                                                     73,977.06

16. Divided by 12                                                    /12

17. Equals monthly benefit                                     $6,164.76
      beginning 10/1/2008 (based on life annuity)

*Assumes the employment of the Employee is terminated on September 30, 2003 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning October 1, 2003 and ending September 30, 2008.

**Assumes the Employee elects to begin receiving his benefits under the qualified plan as of the first day of the month next following the month in which he receives his last monthly payment of
  Termination Compensation under his Employment Agreement.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows assuming an annual 4% increase in compensation:

                    Year                  Total W-2 Wages                   Compensation Under Š 2.14

                    1998                       519,495.54
                    1999                       753,934.79                                  200,000.00
                    2000                       861,500.22                                  200,000.00
                    2001                       984,783.05                                  200,000.00
                    2002                     1,024,174.37                                  200,000.00
                    2003                       798,856.01                                 205,000.00*

Average                                        884,649.69                                  201,000.00

* Projected Compensation Limit

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $65,376 as follows:

                                                   Year                        Wage Base

                                                   1980                           25,900
                                                   1981                           29,700
                                                   1982                           32,400
                                                   1983                           35,700
                                                   1984                           37,800
                                                   1985                           39,600
                                                   1986                           42,000
                                                   1987                           43,800
                                                   1988                           45,000
                                                   1989                           48,000
                                                   1990                           51,300
                                                   1991                           53,400
                                                   1992                           55,500
                                                   1993                           57,600
                                                   1994                           60,600

                                                           31

                                                   1995                           61,200
                                                   1996                           62,700
                                                   1997                           65,400
                                                   1998                           68,400
                                                   1999                           72,600
                                                   2000                           76,200
                                                   2001                           80,400
                                                   2002                           83,700
                                                   2003                           87,000
                                                   2004                           87,000
                                                   2005                           87,000
                                                   2006                           87,000
                                                   2007                           87,000
                                                   2008                           87,000
                                                   2009                           87,000
                                                   2010                           87,000
                                                   2011                           87,000
                                                   2012                           87,000
                                                   2013                           87,000
                                                   2014                           87,000

Average Wage Base                                                                 65,376

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

                    Age at Payment Commencement Date                 Reduction Factor
                                                  64                            0.980
                                                  63                            0.960
                                                  62                            0.940
                                                  61                            0.920
                                                  60                            0.860
                                                  59                            0.800
                                                  58                            0.725
                                                  57                            0.650
                                                  56                            0.575
                                                  55                            0.500

14.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of October 1, 2008)

1. Average Compensation                                               $1,024,174.37

2. Times 1%                                                                   x .01

3. Equals                                                                 10,241.74

4. Average Compensation over $70,272                                     953,902.37

5. Times .5%                                                                 x .005

6. Equals                                                                  4,769.51

7. Subtotal (3) + (6)                                                     15,011.26

8. Times Years of Service                                                     35.00
    (not to exceed 35 years)

9. Equals                                                                525,393.94

10. Times Early Payment Reduction Factor                                      x .86

11. Equals Early Reduced benefit                                         451,838.79
       beginning 10/1/2008

12. Not less than benefit accrued as of December 31                      451,965.21
     preceding the Date of Termination

13. Equals                                                               451,965.21

14. Less Qualified Plan Benefit                                          -73,977.06

15. Non-Qualified Plan Benefit                                           377,988.15

16. Divided by 12                                                               /12

17. Equals monthly Non-qualified benefit                                 $31,499.01
      beginning 10/1/2008 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $70,272 as follows:

                                     Year                        Wage Base

                                     1980                           25,900

                                                           33

                                     1981                           29,700
                                     1982                           32,400
                                     1983                           35,700
                                     1984                           37,800
                                     1985                           39,600
                                     1986                           42,000
                                     1987                           43,800
                                     1988                           45,000
                                     1989                           48,000
                                     1990                           51,300
                                     1991                           53,400
                                     1992                           55,500
                                     1993                           57,600
                                     1994                           60,600
                                     1995                           61,200
                                     1996                           62,700
                                     1997                           65,400
                                     1998                           68,400
                                     1999                           72,600
                                     2000                           76,200
                                     2001                           80,400
                                     2002                           83,700
                                     2003                           87,000
                                     2004                           90,600
                                     2005                           94,200
                                     2006                           98,100
                                     2007                          102,000
                                     2008                          106,200
                                     2009                          106,200
                                     2010                          106,200
                                     2011                          106,200
                                     2012                          106,200
                                     2013                          106,200
                                     2014                          106,200

Average Wage Base                                                   70,272

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (32 Years of Service as of the Employee's actual date of termination plus 3 Years of
   Service in the compensation continuance period).

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

                  Age at Payment Commencement Date                 Reduction Factor
                                                64                            0.980
                                                63                            0.960
                                                62                            0.940
                                                61                            0.920

                                                           34

                                                60                            0.860
                                                59                            0.800
                                                58                            0.725
                                                57                            0.650
                                                56                            0.575
                                                55                            0.500

                                             Example 2b

Name:                                                              Kelly King
Date of Hire:                                                      June 12, 1972
Assumed Date of Termination:                                       September 30, 2003 *
Benefit Commencement Date:                                         October 1, 2013 **
Age as of payment date:                                            65

Qualified Plan Calculation (as of October 1, 2013):

1. Average Compensation                                           $201,000.00

2. Times 1%                                                             x .01

3. Equals                                                            2,010.00

4. Average Compensation over $65,376                               135,624.00

5. Times .5%                                                           x .005

6. Equals                                                              678.12

7. Subtotal (3) + (6)                                                2,688.12

8. Times Years of Service                                               32.00
    (not to exceed 35 years)

9. Equals                                                           86,019.84

10. Not less than benefit accrued as of                             83,041.56
     December 31 preceding DOT

11. Equals                                                          86,019.84

12. Not less than Prior Accrued Benefit                             46,956.00
      as of 12/31/1995

13. Equals                                                          86,019.84

14. Divided by 12                                                         /12

15. Equals monthly benefit                                          $7,168.32
      beginning 10/1/2013 (based on life annuity)

*Assumes the employment of the Employee is terminated on September 30, 2003 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning October 1, 2003 and ending September 30, 2008.

**Assumes the Employee elects to begin receiving his benefit under the qualified plan as of his Normal
  Retirement Date.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows assuming an annual 4% increase in compensation:

                       Year                  Total W-2 Wages                 Compensation Under Š 2.14

                       1998                       519,495.54
                       1999                       753,934.79                                200,000.00
                       2000                       861,500.22                                200,000.00
                       2001                       984,783.05                                200,000.00
                       2002                     1,024,174.37                                200,000.00
                       2003                       798,856.01                               205,000.00*

Average                                           884,649.69                                201,000.00

* Projected Compensation Limit

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $65,376 as follows:

                                           Year                        Wage Base

                                           1980                           25,900
                                           1981                           29,700
                                           1982                           32,400
                                           1983                           35,700
                                           1984                           37,800
                                           1985                           39,600
                                           1986                           42,000
                                           1987                           43,800
                                           1988                           45,000
                                           1989                           48,000
                                           1990                           51,300
                                           1991                           53,400
                                           1992                           55,500
                                           1993                           57,600
                                           1994                           60,600
                                           1995                           61,200
                                           1996                           62,700
                                           1997                           65,400

                                                           37

                                           1998                           68,400
                                           1999                           72,600
                                           2000                           76,200
                                           2001                           80,400
                                           2002                           83,700
                                           2003                           87,000
                                           2004                           87,000
                                           2005                           87,000
                                           2006                           87,000
                                           2007                           87,000
                                           2008                           87,000
                                           2009                           87,000
                                           2010                           87,000
                                           2011                           87,000
                                           2012                           87,000
                                           2013                           87,000
                                           2014                           87,000

Average Wage Base                                                         65,376

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of October 1, 2013)

1. Average Compensation                                                  $1,024,174.37

2. Times 1%                                                                      x .01

3. Equals                                                                    10,241.74

4. Average Compensation over $70,272                                        953,902.37

5. Times .5%                                                                    x .005

6. Equals                                                                     4,769.51

7. Subtotal (3) + (6)                                                        15,011.26

8. Times Years of Service                                                        35.00
    (not to exceed 35 years)

9. Equals                                                                   525,393.94

10. Not less than benefit accrued as of December 31                         525,540.95
     preceding the Date of Termination

11. Equals                                                                  525,540.95

12. Less Qualified Plan Benefit                                             -86,019.84

13. Non-Qualified Plan Benefit                                              439,521.11

14. Divided by 12                                                                  /12

15. Equals monthly Non-qualified benefit                                    $36,626.76
      beginning 10/1/2013 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $70,272 as follows:

                                         Year                        Wage Base

                                         1980                           25,900
                                         1981                           29,700
                                         1982                           32,400
                                         1983                           35,700
                                         1984                           37,800
                                         1985                           39,600
                                         1986                           42,000
                                         1987                           43,800
                                         1988                           45,000
                                         1989                           48,000
                                         1990                           51,300
                                         1991                           53,400
                                         1992                           55,500
                                         1993                           57,600
                                         1994                           60,600
                                         1995                           61,200
                                         1996                           62,700
                                         1997                           65,400
                                         1998                           68,400
                                         1999                           72,600
                                         2000                           76,200
                                         2001                           80,400

                                                           39

                                         2002                           83,700
                                         2003                           87,000
                                         2004                           90,600
                                         2005                           94,200
                                         2006                           98,100
                                         2007                          102,000
                                         2008                          106,200
                                         2009                          106,200
                                         2010                          106,200
                                         2011                          106,200
                                         2012                          106,200
                                         2013                          106,200
                                         2014                          106,200

Average Wage Base                                                       70,272

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (32 Years of Service as of the Employee's actual date of termination plus 3 Years of
   Service in the compensation continuance period).

                                           Example 3

Name:                                                     Kelly King
Date of Hire:                                             June 12, 1972
Assumed Date of Termination:                              September 30, 2013*
Benefit Commencement Date:                                October 1, 2013 *
Age as of payment date:                                   65

Qualified Plan Calculation (as of October 1, 2013):

1. Average Compensation                                               247,000.00

2. Times 1%                                                                x .01

3. Equals                                                               2,470.00

4. Average Compensation over $72,852                                  174,148.00

5. Times .5%                                                              x .005

6. Equals                                                                 870.74

7. Subtotal (3) + (6)                                                   3,340.74

8. Times Years of Service                                                  35.00
    (not to exceed 35 years)

9. Equals                                                             116,925.90

10. Not less than benefit accrued as of                               113,826.30
     December 31 preceding DOT

11. Equals                                                            116,925.90

12. Not less than Prior Accrued Benefit                                46,956.00
      as of 12/31/1995

13. Equals                                                            116,925.90

14. Divided by 12                                                            /12

15. Equals monthly benefit                                             $9,743.83
      beginning 10/1/2013 (based on life annuity)

*Assumes the Employee retires at his Normal Retirement Age (age 65).  Thus, no Termination
 Compensation is paid under his Employment Agreement.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows assuming an annual 4% increase in compensation:

               Year                   Total W-2 Wages                     Compensation Under Š 2.14 *

               2008                      1,295,907.00
               2009                      1,347,743.28                                      235,000.00
               2010                      1,401,653.01                                      240,000.00
               2011                      1,457,719.13                                      245,000.00
               2012                      1,516,027.90                                      255,000.00
               2013                      1,182,501.76                                      260,000.00

Average                                  1,403,810.40                                      247,000.00

* Projected Compensation Limits

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $72,852 as follows:

                                         Year                         Wage Base

                                         1980                            25,900
                                         1981                            29,700
                                         1982                            32,400
                                         1983                            35,700
                                         1984                            37,800
                                         1985                            39,600
                                         1986                            42,000
                                         1987                            43,800
                                         1988                            45,000
                                         1989                            48,000
                                         1990                            51,300
                                         1991                            53,400
                                         1992                            55,500
                                         1993                            57,600
                                         1994                            60,600
                                         1995                            61,200
                                         1996                            62,700
                                         1997                            65,400
                                         1998                            68,400
                                         1999                            72,600
                                         2000                            76,200
                                         2001                            80,400
                                         2002                            83,700

                                                           42

                                         2003                            87,000
                                         2004                            90,600
                                         2005                            94,200
                                         2006                            98,100
                                         2007                           102,000
                                         2008                           106,200
                                         2009                           110,400
                                         2010                           114,900
                                         2011                           119,400
                                         2012                           124,200
                                         2013                           129,300
                                         2014                           134,400

Average Wage Base                                                        72,852

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of October 1, 20k13)

1. Average Compensation                                     $1,403,810.40

2. Times 1%                                                         x .01

3. Equals                                                       14,038.10

4. Average Compensation over $72,852                         1,330,958.40

5. Times .5%                                                       x .005

6. Equals                                                        6,654.79

7. Subtotal (3) + (6)                                           20,692.90

8. Times Years of Service                                           35.00
    (not to exceed 35 years)

9. Equals                                                      724,251.36

10. Not less than benefit accrued as of December 31            724,301.76
     preceding the Date of Termination

11. Equals                                                     724,301.76

12. Less Qualified Plan Benefit                               -116,925.90

13. Non-Qualified Plan Benefit                                 607,375.86

14. Divided by 12                                                     /12

15. Equals monthly Non-qualified benefit                       $50,614.66
      beginning 10/1/2013 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $72,852 as follows:

                                            Year                         Wage Base

                                            1980                            25,900
                                            1981                            29,700
                                            1982                            32,400
                                            1983                            35,700
                                            1984                            37,800
                                            1985                            39,600
                                            1986                            42,000
                                            1987                            43,800
                                            1988                            45,000
                                            1989                            48,000
                                            1990                            51,300
                                            1991                            53,400
                                            1992                            55,500
                                            1993                            57,600
                                            1994                            60,600
                                            1995                            61,200
                                            1996                            62,700
                                            1997                            65,400
                                            1998                            68,400
                                            1999                            72,600
                                            2000                            76,200
                                            2001                            80,400
                                            2002                            83,700
                                            2003                            87,000
                                            2004                            90,600
                                            2005                            94,200
                                            2006                            98,100

                                                           44

                                            2007                           102,000
                                            2008                           106,200
                                            2009                           110,400
                                            2010                           114,900
                                            2011                           119,400
                                            2012                           124,200
                                            2013                           129,300
                                            2014                           134,400

Average Wage Base                                                           72,852

Exhibit 10(ae)

AMENDED AND RESTATED EMPLOYMENT AGREEMENT

          THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the or this “Agreement”), dated as of the 25th day of April, 2002, to be effective as of the 1st day of January, 2002, by and among BB&T CORPORATION, a North Carolina corporation (“BB&T”), BRANCH BANKING AND TRUST COMPANY, a North Carolina chartered commercial bank (the “Employer”), and SCOTT E. REED (the “Employee”).

R E C I T A L S:

          BB&T, the Employer and its Affiliates (as defined in Section 2a) are engaged in the banking and financial services business. The Employee is experienced in, and knowledgeable concerning, the material aspects of such business. The Employee heretofore has been employed as a Senior Executive Vice President and Chief Financial Officer of both BB&T and the Employer pursuant to the terms of an Employment Agreement dated April 15, 1996, as subsequently amended (the “Predecessor Agreement”). BB&T and the Employer desire to continue to employ the Employee as a Senior Executive Vice President and Chief Financial Officer of both BB&T and the Employer, and the Employee desires to continue to be employed by BB&T and the Employer in such capacities. Furthermore, BB&T and the Employer desire to continue to provide the Employee certain disability, death, severance and supplemental retirement benefits in addition to those provided by the employee benefit plans of BB&T and the Employer. BB&T, the Employer and the Employee desire to amend and restate the Predecessor Agreement in order to: (i) incorporate all amendments made to the Predecessor Agreement; and (ii) clarify and more clearly state the terms of their existing understanding.

          NOW, THEREFORE, in consideration of the mutual covenants and obligations contained herein and the compensation BB&T and the Employer agree herein to pay the Employee, and of other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, BB&T, the Employer and the Employee agree as follows:

          1.     Effect of Prior Agreements.  This Agreement expresses the whole and entire agreement between the parties with reference to the employment and service of the Employee and supersedes and replaces any prior employment agreements (including, without limitation, the Predecessor Agreement), understandings or arrangements (whether written or oral) among BB&T, the Employer and the Employee. Without limiting the foregoing, the Employee agrees that this Agreement satisfies any rights he may have had under any prior agreement or understanding (including, without limitation, the Predecessor Agreement) with the Employer and BB&T with respect to his employment by the Employer and BB&T.

          2.      Definitions. Wherever used in this Agreement, including, but not limited to, the Recitals, Sections 1 and 2, the following terms shall have the meanings set forth below (unless otherwise indicated by the context):

               a.      "Affiliate" means a Person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, another Person.

               b.      "Change of Control" means the earliest of the following dates:

     (i)      the date any person or group of persons (as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934) together with its Affiliates, excluding employee benefit plans of the Employer or BB&T, is or becomes, directly or indirectly, the “beneficial owner”(as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934) of securities of the Employer or BB&T representing twenty percent (20%) or more of the combined voting power of the Employer’s or BB&T’s then outstanding securities (excluding the acquisition of securities of the Employer by an entity at least eighty percent (80%) of the outstanding voting securities of which are, directly or indirectly, beneficially owned by BB&T); or

     (ii)      the date, when as a result of a tender offer or exchange offer for the purchase of securities of BB&T (other than such an offer by BB&T for its own securities), or as a result of a proxy contest, merger, share exchange, consolidation or sale of assets, or as a result of any combination of the foregoing, individuals who at the beginning of any two-year period during the Term constitute BB&T’s Board of Directors, plus new directors whose election or nomination for election by BB&T’s shareholders is approved by a vote of at least two-thirds of the directors still in office who were directors at the beginning of such two-year period (“Continuing Directors”), cease for any reason during such two-year period to constitute at least two-thirds (2/3) of the members of such Board of Directors; or

     (iii)      the date the shareholders of BB&T approve a merger, share exchange or consolidation of BB&T with any other corporation or entity regardless of which entity is the survivor, other than a merger, share exchange or consolidation which would result in the voting securities of BB&T outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving or acquiring entity) at least sixty percent (60%) of the combined voting power of the voting securities of BB&T or such surviving or acquiring entity outstanding immediately after such merger or consolidation; or

(iv) the date the shareholders of BB&T approve a plan of complete liquidation or winding-up of BB&T or an agreement for the sale or disposition by BB&T of all or substantially all of BB&T’s assets; or

(v) the date of any event (other than a “merger of equals”as described in this subparagraph b) which BB&T’s Board of Directors determines should constitute a Change of Control.

Notwithstanding the foregoing, the term “Change in Control” shall not include any event which the Board of Directors of BB&T (or, if the event described in clause (ii) above has occurred, a majority of the Continuing Directors), prior to the occurrence of such event, specifically determines, for the purpose of this Agreement or employment agreements with other executives that contain substantially similar provisions, is a “merger of equals” (regardless of the form of the transaction), unless a majority of the Continuing Directors revokes such specific determination within one year after occurrence of the event that otherwise would constitute a Change in Control (a “MOE Revocation”). The parties to this Agreement agree that any determination concerning whether a transaction is a “merger of equals” shall be solely within the discretion of the Board of Directors of BB&T or a majority of the Continuing Directors, as the case may be.

               c.      "Code" means the Internal Revenue Code of 1986, as amended, and rules and regulations issued thereunder.

               d.      "Commencement Month" means the first day of the calendar month next following the month in which falls the Employee's Termination Date.

               e.      "Compensation Continuance Period" means the period of time over which the Employee is receiving Termination Compensation pursuant to the provisions of Section 8.

               f.      "Computation Period" means the twelve (12) consecutive month period beginning with the Commencement Month and each anniversary of the Commencement Month.

               g.      "Confidential Information" means all non-public information that has been created, discovered, developed or otherwise become known to the Employer, BB&T or their Affiliates other than through public sources, including, but not limited to, all inventions, processes, data, computer programs, marketing plans, customer lists, depositor lists, budgets, projections, new products, information covered by the Trade Secrets Protection Act, N.C. Gen. Stat., Chapter 66, §§152 to 162, and other information owned by the Employer, BB&T or their Affiliates which is not public information.

               h.      "Excise Tax" means the excise tax on excess parachute payments under Section 4999 of the Code (or any successor or similar provision thereof), including any interest or penalties with respect to such excise tax.

               i.      "Good Reason" means the occurrence of any of the following events without the Employee's express written consent:

(i) the assignment to the Employee of duties inconsistent with the position and status of the offices and positions of the Employer and/or BB&T held by the Employee as of January 1, 2002; or

(ii) a reduction by the Employer or BB&T in the Employee's pay grade or annual base salary as then in effect; or

     (iii)      the exclusion of the Employee from participation in the Employer’s or BB&T’s employee benefit plans in effect as of, or adopted or implemented on or after, January 1, 2002, as the same may be improved or enhanced from time to time during the Term; or

(iv) any purported termination of the employment of the Employee by the Employer or BB&T which is not effected in accordance with this Agreement.

               j.      "Just Cause" means one or more of the following: the Employee's personal dishonesty; gross incompetence; willful misconduct; breach of a fiduciary duty involving personal profit; intentional failure to perform stated duties; willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order; conviction of a felony or of a misdemeanor involving moral turpitude; unethical business practices in connection with the Employer’s or BB&T’s business; misappropriation of the Employer’s or BB&T’s assets (determined on a reasonable basis) or those of their Affiliates; or material breach of any other provision of this Agreement; provided, that the Employee has received written notice from the Employer or BB&T of such material breach and such breach remains uncured for a period of thirty (30) days after the delivery of such notice. For purposes of this provision, no act or failure to act, on the part of the Employee, shall be considered “willful”unless it is done, or omitted to be done, by the Employee in bad faith or without a reasonable belief that the Employee’s action or omission was in the best interests of the Employer and BB&T.

               k.      "Pension Plan" means the BB&T Corporation Pension Plan, a tax qualified defined benefit pension plan, as the same may be amended from time to time.

               l.      "Person" means any individual, person, partnership, limited liability company, joint venture, corporation, company, firm, group or other entity.

               m.      "Term" means the term of the Employee's employment under this Agreement as provided in Section 4.

               n.      "Termination Compensation" means a monthly amount equal to one-twelfth (1/12th) of the highest amount of the annual cash compensation (including cash bonuses and other cash-based benefits, including for these purposes amounts earned or payable whether or not deferred) received by the Employee during any one of the five (5) calendar years immediately preceding the calendar year in which falls his Termination Date; provided, that if the cash compensation received by the Employee during the Termination Year exceeds the highest amount of the annual cash compensation received by him during any one of the immediately preceding five (5) calendar years, the cash compensation received by the Employee during the Termination Year shall be deemed to be his highest amount of annual cash compensation.

               o.      "Termination Date" means the date the Employee's employment is terminated.

               p.      "Termination Year" means the calendar year in which falls the Employee's Termination Date.

          3.     Employment.  During the Term (as defined in subparagraph m of Section 2 and Section 4), the Employee shall be employed as a Senior Executive Vice President and Chief Financial Officer of both BB&T and the Employer. The Employee shall have such duties and responsibilities as are commensurate with such positions. The Employee shall also serve on such committees and task forces of BB&T and the Employer, including, without limitation, the Executive Management Committee of BB&T, as he may be appointed from time to time by BB&T, the Employer or their Boards of Directors. Notwithstanding the foregoing, in no event shall the failure to appoint or reappoint the Employee to any committee or task force of BB&T or the Employer be treated as a breach of this Agreement by BB&T or the Employer, or as a termination of the employment of the Employee. The Employee hereby accepts and agrees to such employment, subject to the general supervision and pursuant to the orders, advice, and direction of the Employer, BB&T and their Boards of Directors. The Employee shall perform such duties as are customarily performed by one holding such positions in other same or similar businesses or enterprises as that engaged in by the Employer and BB&T, and shall also additionally render such other services and duties as may be reasonably assigned to him from time to time by the Employer or BB&T, consistent with his positions.

          4.     Term of Employment.  The Term shall commence as of January 1, 2002, and shall terminate on December 31, 2006, unless extended or shortened as provided in this Agreement. As of the first day of each calendar month commencing February 1, 2002, the Term shall be automatically extended, without any further action by BB&T, the Employer or the Employee, for an additional calendar month; provided, however, that on any one month anniversary date BB&T, the Employer or the Employee may serve notice to the other parties to fix the Term to a definite five-year period from the date of such notice and no further automatic extensions shall occur. Notwithstanding the foregoing, the Term shall not be extended beyond the first day of the calendar month next following the date on which the Employee attains age sixty-five (65). The Term, as it may be extended pursuant to this Section 4, or, as it may be shortened in accordance with Section 7 or 8, is hereinafter referred to as the “Term.”

          5.      Compensation.

               a.      For all services rendered by the Employee to the Employer and BB&T under this Agreement, the Employer or BB&T shall pay  to the Employee, during the Term, a minimum annual base salary at a rate not less than $313,680.48, payable in accordance with the standard payroll practices and procedures of the Employer or BB&T applicable to all officers. Any salary increase payable to the Employee shall be determined in accordance with the Employer’s or BB&T’s annual salary plan, and shall be based on the Employer’s and/or BB&T’s performance and the performance of the Employee.

               b.      The Employee shall continue to participate in any bonus or incentive plans, whether any such plan provides for awards in cash or securities, made available to officers similarly situated to the Employee, as such plan or plans may be modified from time to time, or such other similar plans for which the Employee may become eligible and designated a participant.

               c.      Except as otherwise specifically provided in this Agreement, for as long as the Employee is employed by the Employer and BB&T, the Employee also shall be entitled to receive, on the same basis as other similarly situated officers of the Employer or BB&T, employee pension and welfare benefits and group employee benefits such as sick leave, vacation, group disability and health, life, and accident insurance and similar indirect compensation which the Employer or BB&T may from time to time extend to its officers.

               d.      If, during the Term, the Employee becomes eligible for benefits under the Pension Plan and retires, the Employee shall be eligible to participate in the same retiree health care program provided to other retiring employees at the time. During the Compensation Continuance Period, the Employee shall be deemed to be an “active employee”of the Employer for purposes of participating in the Employer’s or BB&T’s health care plan and for purposes of satisfying any age and service requirements under the Employer’s or BB&T’s retiree health care program. Thus, if the Employee has not satisfied either the age or service requirement (or both) under the Employer’s or BB&T’s retiree health care program at the time payment of his Termination Compensation begins, but satisfies the age or service requirement (or both) at the time such Termination Compensation payments end, he shall be deemed to have satisfied the age or service requirement (or both) for purposes of the Employer’s or BB&T’s retiree health care program as of the date his Termination Compensation payments end. For purposes of satisfying any service requirement under the Employer’s or BB&T’s retiree health care program, the Employee shall be credited with one year of service for each Computation Period which begins and ends during the Compensation Continuance Period.

          6.      Covenants of the Employee.

               a.      To the extent and subject to the limitations provided in the following subsections of this Section 6 (whichever subsection may be applicable), upon termination of the Employee’s employment prior to the expiration of the Term, the Employee shall not directly or indirectly, either as a principal, agent, employee, employer, stockholder, co-partner or in any other individual or representative capacity whatsoever, engage in the banking and financial services business, which includes, but it is not limited to, consumer, savings, commercial banking and the insurance and trust businesses, or the savings and loan or mortgage banking business, or any other business in which the Employer, BB&T or their Affiliates are engaged, anywhere in the States of North Carolina and South Carolina and in any county outside of North Carolina and South Carolina contiguous to North Carolina or South Carolina, nor shall the Employee solicit, or assist any other Person in so soliciting, any depositors or customers of the Employer, BB&T or their Affiliates, or induce any then or former employees to terminate their employment with the Employer, BB&T or their Affiliates, except that this Section 6a shall not be read to prohibit the investment described in the last sentence of Section 9.

               b.      If the Employee terminates his employment with the Employer or BB&T for Good Reason at any time, the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of his breach of the non-competition or non-solicitation provisions of Section 6a. However, if the Employee terminates his employment with the Employer or BB&T for Good Reason within twelve (12) months after a Change of Control or, if later, within ninety (90) days after a MOE Revocation (as defined in Section 2b), subparagraph c below shall apply, not this subparagraph b.

               c.      If the Employee terminates his employment with the Employer or BB&T for any reason within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               d.      If the Employee terminates his employment with the Employer or BB&T for any reason other than Good Reason at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a.

               e.      If the employment of the Employee is terminated by the Employer or BB&T at any time for Just Cause, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               f.      If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of his breach of the non-competition or non-solicitation provisions of Section 6a. If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               g.      During the Term and thereafter, and except as required by any court, supervisory authority or administrative agency or as may be otherwise required by applicable law, the Employee shall not, without the written consent of the Boards of Directors of the Employer and BB&T, or a person authorized thereby, disclose to any person, other than an employee of the Employer, BB&T or an Affiliate thereof, or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Employee of his duties as an employee of the Employer or BB&T, any Confidential Information obtained by him while in the employ of the Employer or BB&T, unless such information has become a matter of public knowledge at the time of such disclosure.

               h.      The covenants contained in this Section 6 shall be construed and interpreted in any judicial proceeding to permit their enforcement to the maximum extent permitted by law. The Employee agrees that the restraints imposed in this Section 6 are necessary for the reasonable and proper protection of the Employer, BB&T and their Affiliates and that each and every one of the restraints is reasonable in respect to such matter, length of time and the area. The Employee further acknowledges that damages at law would not be a measurable or adequate remedy for breach of the covenants contained in this Section 6 and, accordingly, the Employee agrees to submit to the equitable jurisdiction of any court of competent jurisdiction in connection with any action to enjoin the Employee from violating any such covenants.

          7.     Disability.  If, by reason of a physical or mental disability during the Term, the Employee is unable to carry out the essential functions of his employment pursuant to this Agreement for twelve (12) consecutive months, his employment hereunder may be terminated by action of the Board of Directors of the Employer or BB&T determining to do so upon one month’s notice to be given to the Employee at any time after the period of twelve (12) consecutive months of disability and while such disability continues. If, prior to the expiration of the one-month period after the giving of such notice, the Employee shall recover from such disability and return to the full-time active discharge of his duties hereunder, then such notice shall be of no further force and effect and the Employee’s employment shall continue as if the same had been uninterrupted. If the Employee shall not so recover from his disability and return to his duties, then his employment shall terminate on the date which coincides with the expiration of such one month’s notice. During the first twelve (12) consecutive months of the period of the Employee’s disability, the Employee shall continue to earn all compensation (including bonuses and incentive compensation) to which the Employee would have been entitled as if he had not been disabled, such compensation to be paid at the time, in the amounts, and in the manner provided in Section 5a, inclusive of any compensation received pursuant to any applicable disability insurance plan of the Employer or BB&T. Thereafter, the Employee shall receive compensation to which he is entitled under any applicable disability insurance plan of the Employer or BB&T. In the event a dispute arises between the Employee and the Employer or BB&T concerning the Employee’s physical or mental disability or ability to continue or return to the performance of his duties as aforesaid, the Employee shall submit, at the expense of the Employer and BB&T, to examination by a competent physician mutually agreeable to the parties, and his opinion as to the Employee’s capability to so perform shall be final and binding. Upon termination of the Employee’s employment by reason of disability, the Term shall end.

          8.      Termination; Termination Compensation and Other Post Termination Benefits.

               a.      If the Employee shall die during the Term, this Agreement and the employment relationship hereunder shall automatically terminate on the date of death, which date shall be his Termination Date, and, thus, the last day of the Term.

               b.      The Employer or BB&T shall have the right to terminate the Employee's employment under this Agreement at any time for Just Cause upon written notice to the Employee as provided in subparagraph i below. In the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause, the Employee shall have no right to receive compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

               c.      The Employer or BB&T may terminate the Employee's employment under this Agreement other than for Just Cause at any time upon written notice to the Employee as provided in subparagraph i below. In the event the Employer or BB&T terminates the employment of the Employee under this Agreement pursuant to this subparagraph c, the Employee shall be entitled to the following compensation and benefits:

     (i)      The Employee shall receive Termination Compensation each month during the period described in subparagraph (ii) below, subject, however, to the Employee’s compliance with the non-competition and non-solicitation provisions of Section 6a for a one-year period following the Employee’s Termination Date.

     (ii)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time compensation would have been paid to the Employee in accordance with Section 5a.

     (iii)      The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

     (iv)      The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

     (v)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, on the same terms as were in effect prior to the Employee’s Termination Date, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period.

(vi) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph c shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of his Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8c from and after the date of such breach.

               d.      If (i) the employment of the Employee is terminated for any reason other than Just Cause or on account of the Employee’s death, regardless of whether the Employer or BB&T or the Employee initiates such termination, within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), or (ii) the Employee terminates his employment at any time for Good Reason, the Employee shall be entitled to the following compensation and benefits:

     (i)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time such compensation would have been paid to the Employee in accordance with Section 5a.

     (ii)      The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

     (iii)      The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

     (iv)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period, on the same terms as were in effect either (A) at his Termination Date, or (B) if such plans and programs in effect prior to the Change of Control or prior to the MOE Revocation were, considered together as a whole, materially more generous to the officers of the Employer, than at the date of the Change of Control or at the date of the MOE Revocation, as the case may be.

(v) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph d shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date, a Change of Control or MOE Revocation, as appropriate. In accordance with Section 6b, if the Employee terminates his employment at any time for Good Reason (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a for the one-year period following his Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of his Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8d from and after the date of such breach.

Should the circumstances of the termination of the employment of the Employee result in application of both subparagraphs c and d, subparagraph d shall be deemed to apply and control.

               e.      If the Employee terminates his employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), he shall not be entitled to compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

               f.      The Employee is a participant in the BB&T Corporation Non-Qualified Defined Benefit Plan (the "SERP"). The SERP was formerly known as the Branch Banking and Trust Company Supplemental Executive Retirement Plan. The SERP is a non-qualified, unfunded supplemental retirement plan which provides benefits to or on behalf of selected key management employees. The benefits provided under the SERP supplement the retirement and survivor benefits payable from the Pension Plan. Except in the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause and except in the event the Employee terminates his employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), the following special provisions shall apply for purposes of this Agreement:

     (i)      The provisions of the SERP shall be and hereby are incorporated in this Agreement. The SERP, as applied to the Employee, may not be terminated, modified or amended without the express written consent of the Employee. Thus, any amendment or modification to the SERP or the termination of the SERP shall be ineffective as to the Employee unless the Employee consents in writing to such termination, modification or amendment. The Supplemental Pension Benefit (as defined in the SERP) of the Employee shall not be adversely affected because of any modification, amendment or termination of the SERP. In the event of any conflict between the terms of this subparagraph f and the SERP, the provisions of this subparagraph f shall prevail.

(ii) The SERP, as applied to the Employee, shall be and hereby is amended by the following special provisions:

          (A)      In determining the Employee’s Years of Service (as defined in the Pension Plan), the Compensation Continuance Period shall be taken into account. The Employee shall be credited with one Year of Service for each Computation Period which begins and ends during the Compensation Continuance Period. The 35 Years of Service limitation specified in the Pension Plan shall, however, apply.

          (B)      The Average Compensation (as defined in the Pension Plan) of the Employee shall be the greater of (1) or (2), where (1) is his Average Compensation as determined under the Pension Plan as of his Termination Date and (2) is the annual amount of his Termination Compensation.

Attached to this Agreement as Exhibit A are several SERP calculations. The purpose of these calculations is to illustrate the application and effect of this subparagraph f.

               g.       In receiving any payments pursuant to this Section 8, the Employee shall not be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Employee hereunder and such amounts shall not be reduced or terminated whether or not the Employee attains other employment.

               h.      In the event that any amount paid or distributed to the Employee pursuant to this Agreement shall constitute a parachute payment within the meaning of Section 280G of the Code, and the aggregate of such parachute payments and any other amounts paid or distributed to the Employee from any other plans or arrangements maintained by the Employer, BB&T, or their Affiliates shall cause the Employee to be subject to the Excise Tax, the Employer shall pay to the Employee an additional amount (the “Gross-Up Payment”) such that the net amount the Employee shall receive after the payment of any Excise Tax shall equal the amount which he would have received if the Excise Tax had not been imposed. The Gross-Up Payment shall be determined by BB&T’s regular independent auditors and shall equal the sum of the following:

(1) The rate of the Excise Tax multiplied by the amount of the excess parachute payments;

(2) Any federal income tax, social security tax, unemployment tax or Excise Tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.; and

(3) Any state income or other tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.

For purposes of determining the amount of the Gross-Up Payment, the Employee shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation for individuals in the calendar year in which the Excise Tax is required to be paid. In addition, the Employee shall be deemed to pay state income taxes at a rate determined in accordance with the following formula:

          ( 1 —(highest marginal rate of federal income taxation for individuals)) x (highest marginal rate of North Carolina income taxes for individuals in the calendar year in which the Excise Tax is required to be paid).

In the event the Employee is subject to the provisions of Section 68 of the Code, the combined federal and state income tax rate determined above shall be adjusted to reflect any loss in the federal deduction for state income taxes on the Gross-Up Payment.

The Gross-Up Payment shall be paid to the Employee by the Employer or BB&T on or before the date that the Employee is required to pay the Excise Tax; provided, however, that if the amount of such payment cannot be finally determined on or before such day, the Employer or BB&T shall pay to the Employee on such day an estimate, as determined in good faith by BB&T’s regular independent auditors, of the minimum amount of such payment and shall pay the remainder of such payment (together with interest at the rate provided under Section 1274(b)(2)(B) of the Code) as soon as the amount can be determined but no later than the thirtieth (30th) day after the date the Employee becomes subject to the payment of the Excise Tax. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time the Gross-Up Payment is made, the Employee shall repay to the Employer or BB&T, as applicable, at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax, federal and state taxes imposed on the Gross-Up Payment being repaid by the Employee, if such repayment results in a reduction in Excise Tax and/or a federal or state tax deduction) plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time the Gross-Up Payment is made (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Employer or BB&T shall make an additional Gross-Up Payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined. The parties agree that the intent of this subparagraph h is that the Employee shall be reimbursed for the Excise Tax on his excess parachute payments and all taxes on that reimbursement. The intended goal is to place the Employee in the same economic position as if no Excise Tax had been imposed.

               i.      A termination of the Employee's employment by BB&T, the Employer or the Employee for any reason other than death shall be communicated by Notice of Termination to the other parties hereto. For this purpose, a Notice of Termination means a written notice which specifies the effective date of termination.

          9.     Other Employment.  The Employee shall devote all of his business time, attention, knowledge and skills solely to the business and interests of the Employer, BB&T and their Affiliates. The Employer, BB&T and their Affiliates shall be entitled to all of the benefits, profits and other emoluments arising from or incident to all work, services and advice of the Employee, and the Employee shall not, during the Term, become interested, directly or indirectly, in any manner, as a partner, officer, director, stockholder, advisor, employee or in any other capacity in any other business similar to the business of the Employer, BB&T and their Affiliates. Nothing contained in this Section 9 shall be deemed, however, to prevent or limit the right of the Employee to invest in a business similar to the business of the Employer, BB&T and their Affiliates if such investment is limited to less than one (1) percent of the capital stock or other securities of any corporation or similar organization whose stock or securities are publicly owned or are regularly traded on any public exchange.

          10.      Severability. All agreements and covenants contained in this Agreement are severable, and in the event any of them shall be held to be invalid by any competent court, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

          11.     Assignment Prohibited.  This Agreement is personal to each of the parties hereto, and none of the parties may assign or delegate any of his or its rights or obligations hereunder without first obtaining the written consent of the other parties; provided, however, that nothing in this Section 11 shall preclude the Employee from designating a beneficiary to receive any benefit payable under this Agreement upon his death.

          12.    No Attachment.  Except as otherwise provided in this Agreement or required by applicable law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge or hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

          13.      Headings. The headings of paragraphs and sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

          14.     Governing Law.  The parties intend that this Agreement and the performance hereunder and all suits and special proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of North Carolina without regard to conflicts of law principles thereof and that in any action, special proceeding or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of North Carolina shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any action or special proceeding may be instituted.

          15.      Binding Effect. This Agreement shall be binding upon, and inure to the benefit of, the Employee and his heirs, executors, administrators and legal representatives and BB&T, the Employer and their permitted successors and assigns.

          16.      Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

          17.     Notices.  All notices, requests, demands and other communications to any party under this Agreement shall be in writing (including telefacsimile transmission or similar writing) and shall be given to such party at his or its address or telefacsimile number set forth below or such other address or telefacsimile number as such party may hereafter specify for the purpose by notice to the other party:

(a)	If to the Employee:

Scott E. Reed

(b)	If to BB&T or the Employer:

BB&T Corporation
200 West Second Street
Winston-Salem, NC 27101
Fax: (336) 733-2058
Attention: Chief Operating Officer

Each such notice, request, demand or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this Section 17. Delivery of any notice, request, demand or other communication by telefacsimile shall be effective when received if received during normal business hours on a business day. If received after normal business hours, the notice, request, demand or other communication will be effective at 10:00 a.m. on the next business day.

          18.     Modification Of Agreement.  No waiver or modification of this Agreement or of any covenant, condition, or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. No evidence of any waiver or modification shall be offered or received in evidence at any proceeding, arbitration, or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such waiver or modification is in writing, duly executed as aforesaid. The parties further agree that the provisions of this Section 18 may not be waived except as herein set forth.

          19.      Taxes. To the extent required by applicable law, the Employer or BB&T shall deduct and withhold all necessary federal, state, local and employment taxes and any other similar sums required by law to be withheld from any payments made pursuant to the terms of this Agreement.

          20.     Attorneys’Fees.  In the event any dispute shall arise between the Employee, the Employer and BB&T as to the terms or interpretations of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by the Employee to enforce the terms of this Agreement or in defending against any action taken by the Employer or BB&T, the Employer or BB&T shall reimburse the Employee for all reasonable costs and expenses, including reasonable attorneys’fees, arising from such dispute, proceeding or action, if the Employee shall prevail in any action initiated by the Employee or shall have acted reasonably and in good faith in defending against any action initiated by the Employer or BB&T. Such reimbursement shall be paid within ten (10) days of the Employee furnishing to the Employer written evidence, which may be in the form, among other things, of a cancelled check or receipt, of any costs or expenses incurred by the Employee. Any such request for reimbursement by the Employee shall be made no more frequently than at 60-day intervals.

          21.      Joint and Several Obligations. To the extent permitted by applicable law, all obligations of the Employer or BB&T under this Agreement shall be joint and several.

          22.      Recitals. The recitals to this Agreement shall form a part of this Agreement.

               IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written.

BB&T CORPORATION

/s/ John A. Allison, IV
By:

Name: John A. Allison, IV
Title: Chairman and Chief Executive Officer

BRANCH BANKING AND TRUST COMPANY

/s/ John A. Allison, IV
By:
Name: John A. Allison, IV
Title: Chairman and Chief Executive Officer

EMPLOYEE:

/s/ Scott E. Reed

Scott E. Reed

                                                EXHIBIT A

                                Amended and Restated Employment Agreement
                                                    of
                                              Scott E. Reed
                                        Effective January 1, 2002

                                      Illustrative SERP Calculations

                                                 Example 1a

Name:                                                  Scott Reed
Date of Hire:                                          May 8, 1972
Assumed Date of Termination:                           December 31, 2001*
Benefit Commencement Date:                             January 1, 2007 **
Age as of payment date:                                58.58

Qualified Plan Calculation (as of January 1, 2007):

1. Average Compensation                                                  $200,000.00

2. Times 1%                                                                    x .01

3. Equals                                                                   2,000.00

4. Average Compensation over $62,580                                      137,420.00

5. Times .5%                                                                  x .005

6. Equals                                                                     687.10

7. Subtotal (3) + (6)                                                       2,687.10

8. Times Years of Service                                                      30.00
    (not to exceed 35 years)

9. Equals                                                                  80,613.00

10. Times Early Payment Reduction Factor                                     x .7625

11. Equals Early Reduced benefit                                           61,467.41
       beginning 1/1/2007

12. Not less than benefit accrued as of                                    61,467.41
     December 31 preceding DOT

13. Equals                                                                 61,467.41

14. Not less than Prior Accrued Benefit                                    33,662.85
      as of 12/31/1995

15. Equals                                                                 61,467.41

16. Divided by 12                                                                /12

17. Equals monthly benefit                                                 $5,122.28
      beginning 1/1/2007 (based on life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006.

**Assumes the Employee elects to begin receiving his benefits under the qualified plan as of the first day of the month next following the month in which he receives his last monthly payment of
  Termination Compensation under his Employment Agreement.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                    Year                      Total W-2 Wages                     Compensation Under Š 2.14

                    1997                           417,498.93                                    200,000.00
                    1998                           386,163.14                                    200,000.00
                    1999                           405,585.11                                    200,000.00
                    2000                           479,259.98                                    200,000.00
                    2001                           673,534.95                                    200,000.00

Average                                            472,408.42                                    200,000.00

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the projected average Wage Base is $62,580 as follows:

                                         Year                            Wage Base

                                         1980                               25,900
                                         1981                               29,700
                                         1982                               32,400
                                         1983                               35,700
                                         1984                               37,800
                                         1985                               39,600
                                         1986                               42,000
                                         1987                               43,800
                                         1988                               45,000
                                         1989                               48,000
                                         1990                               51,300
                                         1991                               53,400
                                         1992                               55,500
                                         1993                               57,600
                                         1994                               60,600

                                                           20

                                         1995                               61,200
                                         1996                               62,700
                                         1997                               65,400
                                         1998                               68,400
                                         1999                               72,600
                                         2000                               76,200
                                         2001                               80,400
                                         2002                               80,400
                                         2003                               80,400
                                         2004                               80,400
                                         2005                               80,400
                                         2006                               80,400
                                         2007                               80,400
                                         2008                               80,400
                                         2009                               80,400
                                         2010                               80,400
                                         2011                               80,400
                                         2012                               80,400
                                         2013                               80,400
                                         2014                               80,400

Average Wage Base                                                           62,580

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

               Age at Payment Commencement Date                     Reduction Factor
                                             64                                0.980
                                             63                                0.960
                                             62                                0.940
                                             61                                0.920
                                             60                                0.860
                                             59                                0.800
                                             58                                0.725
                                             57                                0.650
                                             56                                0.575
                                             55                                0.500

14.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of January 1, 2007)

1. Average Compensation                                                 $673,534.95

2. Times 1%                                                                   x .01

3. Equals                                                                  6,735.35

4. Average Compensation over $68,544                                     604,990.95

5. Times .5%                                                                 x .005

6. Equals                                                                  3,024.95

7. Subtotal (3) + (6)                                                      9,760.30

8. Times Years of Service                                                     35.00
    (not to exceed 35 years)

9. Equals                                                                341,610.65

10. Times Early Payment Reduction Factor                                    x .7625

11. Equals Early Reduced benefit                                         260,478.12
       beginning 1/1/2007

12. Less Qualified Plan Benefit                                          -61,467.41

13. Non-Qualified Plan Benefit                                           199,010.71

14. Divided by 12                                                               /12

15. Equals monthly Non-qualified benefit                                 $16,584.23
      beginning 1/1/2007 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $68,544 as follows:

                                    Year                            Wage Base

                                    1980                               25,900
                                    1981                               29,700
                                    1982                               32,400
                                    1983                               35,700

                                                           22

                                    1984                               37,800
                                    1985                               39,600
                                    1986                               42,000
                                    1987                               43,800
                                    1988                               45,000
                                    1989                               48,000
                                    1990                               51,300
                                    1991                               53,400
                                    1992                               55,500
                                    1993                               57,600
                                    1994                               60,600
                                    1995                               61,200
                                    1996                               62,700
                                    1997                               65,400
                                    1998                               68,400
                                    1999                               72,600
                                    2000                               76,200
                                    2001                               80,400
                                    2002                               83,700
                                    2003                               87,000
                                    2004                               90,600
                                    2005                               94,200
                                    2006                               98,100
                                    2007                               98,100
                                    2008                               98,100
                                    2009                               98,100
                                    2010                               98,100
                                    2011                               98,100
                                    2012                               98,100
                                    2013                               98,100
                                    2014                               98,100

Average Wage Base                                                      68,544

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (30 Years of Service as of the Employee's actual date of termination plus 5 Years of
   Service in the compensation continuance period).

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

                                             Age at Payment Commencement Date                     Reduction Factor
                                                                           64                                0.980
                                                                           63                                0.960
                                                                           62                                0.940
                                                                           61                                0.920
                                                                           60                                0.860
                                                                           59                                0.800
                                                                           58                                0.725

                                                           23

                                                                           57                                0.650
                                                                           56                                0.575
                                                                           55                                0.500

                                               Example 1b

Name:                                                     Scott Reed
Date of Hire:                                             May 8, 1972
Assumed Date of Termination:                              December 31, 2001 *
Benefit Commencement Date:                                July 1, 2013 **
Age as of payment date:                                   65

Qualified Plan Calculation (as of July 1, 2013):

1. Average Compensation                                              $200,000.00

2. Times 1%                                                                x .01

3. Equals                                                               2,000.00

4. Average Compensation over $62,580                                  137,420.00

5. Times .5%                                                              x .005

6. Equals                                                                 687.10

7. Subtotal (3) + (6)                                                   2,687.10

8. Times Years of Service                                                  30.00
    (not to exceed 35 years)

9. Equals                                                              80,613.00

10. Not less than benefit accrued as of                                80,613.00
     December 31 preceding DOT

11. Equals                                                             80,613.00

12. Not less than Prior Accrued Benefit                                44,148.00
      as of 12/31/1995

13. Equals                                                             80,613.00

14. Divided by 12                                                            /12

15. Equals monthly benefit                                             $6,717.75
      beginning 7/1/2013 (based on life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006.

**Assumes the Employee elects to begin receiving his benefit under the qualified plan as of his Normal
  Retirement Date.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                   Year                     Total W-2 Wages                    Compensation Under Š 2.14

                   1997                          417,498.93                                   200,000.00
                   1998                          386,163.14                                   200,000.00
                   1999                          405,585.11                                   200,000.00
                   2000                          479,259.98                                   200,000.00
                   2001                          673,534.95                                   200,000.00

Average                                          472,408.42                                   200,000.00

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the projected average Wage Base is $62,580 as follows:

                                    Year                           Wage Base

                                    1980                              25,900
                                    1981                              29,700
                                    1982                              32,400
                                    1983                              35,700
                                    1984                              37,800
                                    1985                              39,600
                                    1986                              42,000
                                    1987                              43,800
                                    1988                              45,000
                                    1989                              48,000
                                    1990                              51,300
                                    1991                              53,400
                                    1992                              55,500
                                    1993                              57,600
                                    1994                              60,600
                                    1995                              61,200
                                    1996                              62,700
                                    1997                              65,400
                                    1998                              68,400
                                    1999                              72,600
                                    2000                              76,200
                                    2001                              80,400

                                                           26

                                    2002                              80,400
                                    2003                              80,400
                                    2004                              80,400
                                    2005                              80,400
                                    2006                              80,400
                                    2007                              80,400
                                    2008                              80,400
                                    2009                              80,400
                                    2010                              80,400
                                    2011                              80,400
                                    2012                              80,400
                                    2013                              80,400
                                    2014                              80,400

Average Wage Base                                                     62,580

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of July 1, 2013)

1. Average Compensation                                             673,534.95

2. Times 1%                                                              x .01

3. Equals                                                             6,735.35

4. Average Compensation over $68,544                                604,990.95

5. Times .5%                                                            x .005

6. Equals                                                             3,024.95

7. Subtotal (3) + (6)                                                 9,760.30

8. Times Years of Creditable Service                                     35.00
    (not to exceed 35 years)

9. Equals                                                           341,610.65

10. Less Qualified Plan Benefit                                     -80,613.00

11. Non-Qualified Plan Benefit                                      260,997.65

12. Divided by 12                                                          /12

13. Equals monthly Non-qualified benefit                             21,749.80
      beginning 7/1/2013 (based on life annuity)

Footnotes

1. Under the revised formula, "Termination Compensation" can be included in calculation of
    Average Compensation under the BB&T Corporation Non-Qualified Defined Benefit Plan.
    Termination Compensation equals the highest annual compensation in the final 5 years of employment.  This Plan does not use the various limits on compensation that the Qualified
    Plan is subject to.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $68,544 as follows:

                                          Year                           Wage Base

                                          1980                              25,900
                                          1981                              29,700
                                          1982                              32,400
                                          1983                              35,700
                                          1984                              37,800
                                          1985                              39,600
                                          1986                              42,000
                                          1987                              43,800
                                          1988                              45,000
                                          1989                              48,000
                                          1990                              51,300
                                          1991                              53,400
                                          1992                              55,500
                                          1993                              57,600
                                          1994                              60,600
                                          1995                              61,200
                                          1996                              62,700
                                          1997                              65,400
                                          1998                              68,400
                                          1999                              72,600
                                          2000                              76,200
                                          2001                              80,400
                                          2002                              83,700
                                          2003                              87,000
                                          2004                              90,600
                                          2005                              94,200
                                          2006                              98,100
                                          2007                              98,100
                                          2008                              98,100
                                          2009                              98,100
                                          2010                              98,100

                                                           28

                                          2011                              98,100
                                          2012                              98,100
                                          2013                              98,100
                                          2014                              98,100

Average Wage Base                                                           68,544

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (30 Years of Service as of the Employee's actual date of termination plus 5 Years of
   Service in the compensation continuance period).

                                         Example 2a

Name:                                                        Scott Reed
Date of Hire:                                                May 8, 1972
Assumed Date of Termination:                                 June 30, 2003 *
Benefit Commencement Date:                                   July 1, 2008 **
Age as of payment date:                                      60

Qualified Plan Calculation (as of July 1, 2008):

1. Average Compensation                                             $201,000.00

2. Times 1%                                                               x .01

3. Equals                                                              2,010.00

4. Average Compensation over $65,376                                 135,624.00

5. Times .5%                                                             x .005

6. Equals                                                                678.12

7. Subtotal (3) + (6)                                                  2,688.12

8. Times Years of Service                                                 32.00
    (not to exceed 35 years)

9. Equals                                                             86,019.84

10. Times Early Payment Reduction Factor                                  x .86

11. Equals Early Reduced benefit                                      73,977.06
       beginning 7/1/2008

12. Not less than benefit accrued as of                               71,415.74
     December 31 preceding DOT

13. Equals                                                            73,977.06

14. Not less than Prior Accrued Benefit                               37,967.28
      as of 12/31/1995

15. Equals                                                            73,977.06

16. Divided by 12                                                           /12

17. Equals monthly benefit                                            $6,164.76
      beginning 7/1/2008 (based on life annuity)

*Assumes the employment of the Employee is terminated on June 30, 2003 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning July 1, 2003 and ending June 30, 2008.

**Assumes the Employee elects to begin receiving his benefits under the qualified plan as of the first day of the month next following the month in which he receives his last monthly payment of
  Termination Compensation under his Employment Agreement.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows assuming an annual 4% increase in compensation:

                 Year                  Total W-2 Wages                   Compensation Under Š 2.14

                 1998                       386,163.14
                 1999                       405,585.11                                  200,000.00
                 2000                       479,259.98                                  200,000.00
                 2001                       673,534.95                                  200,000.00
                 2002                       700,476.35                                  200,000.00
                 2003                       364,247.70                                 205,000.00*

Average                                     529,003.91                                  201,000.00

* Projected Compensation Limit

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $65,376 as follows:

                                           Year                        Wage Base

                                           1980                           25,900
                                           1981                           29,700
                                           1982                           32,400
                                           1983                           35,700
                                           1984                           37,800
                                           1985                           39,600
                                           1986                           42,000
                                           1987                           43,800
                                           1988                           45,000
                                           1989                           48,000
                                           1990                           51,300
                                           1991                           53,400
                                           1992                           55,500
                                           1993                           57,600
                                           1994                           60,600

                                                           31

                                           1995                           61,200
                                           1996                           62,700
                                           1997                           65,400
                                           1998                           68,400
                                           1999                           72,600
                                           2000                           76,200
                                           2001                           80,400
                                           2002                           83,700
                                           2003                           87,000
                                           2004                           87,000
                                           2005                           87,000
                                           2006                           87,000
                                           2007                           87,000
                                           2008                           87,000
                                           2009                           87,000
                                           2010                           87,000
                                           2011                           87,000
                                           2012                           87,000
                                           2013                           87,000
                                           2014                           87,000

Average Wage Base                                                         65,376

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

               Age at Payment Commencement Date                 Reduction Factor
                                             64                            0.980
                                             63                            0.960
                                             62                            0.940
                                             61                            0.920
                                             60                            0.860
                                             59                            0.800
                                             58                            0.725
                                             57                            0.650
                                             56                            0.575
                                             55                            0.500

14.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of July 1, 2008)

1. Average Compensation                                                   $700,476.35

2. Times 1%                                                                     x .01

3. Equals                                                                    7,004.76

4. Average Compensation over $70,272                                       630,204.35

5. Times .5%                                                                   x .005

6. Equals                                                                    3,151.02

7. Subtotal (3) + (6)                                                       10,155.79

8. Times Years of Service                                                       35.00
    (not to exceed 35 years)

9. Equals                                                                  355,452.48

10. Times Early Payment Reduction Factor                                        x .86

11. Equals Early Reduced benefit                                           305,689.14
       beginning 7/1/2008

12. Not less than benefit accrued as of December 31                        305,815.56
     preceding the Date of Termination

13. Equals                                                                 305,815.56

14. Less Qualified Plan Benefit                                            -73,977.06

15. Non-Qualified Plan Benefit                                             231,838.50

16. Divided by 12                                                                 /12

17. Equals monthly Non-qualified benefit                                   $19,319.88
      beginning 7/1/2008 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $70,272 as follows:

                                             Year                        Wage Base

                                             1980                           25,900

                                                           33

                                             1981                           29,700
                                             1982                           32,400
                                             1983                           35,700
                                             1984                           37,800
                                             1985                           39,600
                                             1986                           42,000
                                             1987                           43,800
                                             1988                           45,000
                                             1989                           48,000
                                             1990                           51,300
                                             1991                           53,400
                                             1992                           55,500
                                             1993                           57,600
                                             1994                           60,600
                                             1995                           61,200
                                             1996                           62,700
                                             1997                           65,400
                                             1998                           68,400
                                             1999                           72,600
                                             2000                           76,200
                                             2001                           80,400
                                             2002                           83,700
                                             2003                           87,000
                                             2004                           90,600
                                             2005                           94,200
                                             2006                           98,100
                                             2007                          102,000
                                             2008                          106,200
                                             2009                          106,200
                                             2010                          106,200
                                             2011                          106,200
                                             2012                          106,200
                                             2013                          106,200
                                             2014                          106,200

Average Wage Base                                                           70,272

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (32 Years of Service as of the Employee's actual date of termination plus 3 Years of
   Service in the compensation continuance period).

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

            Age at Payment Commencement Date                 Reduction Factor
                                          64                            0.980
                                          63                            0.960
                                          62                            0.940

                                                           34

                                          61                            0.920
                                          60                            0.860
                                          59                            0.800
                                          58                            0.725
                                          57                            0.650
                                          56                            0.575
                                          55                            0.500

                                               Example 2b

Name:                                                                Scott Reed
Date of Hire:                                                        May 8, 1975
Assumed Date of Termination:                                         June 30, 2003 *
Benefit Commencement Date:                                           July 1, 2013 **
Age as of payment date:                                              65

Qualified Plan Calculation (as of July 1, 2013):

1. Average Compensation                                                    $201,000.00

2. Times 1%                                                                      x .01

3. Equals                                                                     2,010.00

4. Average Compensation over $65,376                                        135,624.00

5. Times .5%                                                                    x .005

6. Equals                                                                       678.12

7. Subtotal (3) + (6)                                                         2,688.12

8. Times Years of Service                                                        32.00
    (not to exceed 35 years)

9. Equals                                                                    86,019.84

10. Not less than benefit accrued as of                                      83,041.56
     December 31 preceding DOT

11. Equals                                                                   86,019.84

12. Not less than Prior Accrued Benefit                                      44,148.00
      as of 12/31/1995

13. Equals                                                                   86,019.84

14. Divided by 12                                                                  /12

15. Equals monthly benefit                                                   $7,168.32
      beginning 7/1/2013 (based on life annuity)

*Assumes the employment of the Employee is terminated on June 30, 2003 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning July 1, 2003 and ending June 30, 2008.

**Assumes the Employee elects to begin receiving his benefit under the qualified plan as of his Normal
  Retirement Date.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows assuming an annual 4% increase in compensation:

                          Year                  Total W-2 Wages                   Compensation Under Š 2.14

                          1998                       386,163.14                                  200,000.00
                          1999                       405,585.11                                  200,000.00
                          2000                       479,259.98                                  200,000.00
                          2001                       673,534.95                                  200,000.00
                          2002                       700,476.35                                 205,000.00*
                          2003                       364,247.70

Average                                              529,003.91                                  201,000.00

* Projected Compensation Limit

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $65,376 as follows:

                                   Year                        Wage Base

                                   1980                           25,900
                                   1981                           29,700
                                   1982                           32,400
                                   1983                           35,700
                                   1984                           37,800
                                   1985                           39,600
                                   1986                           42,000
                                   1987                           43,800
                                   1988                           45,000
                                   1989                           48,000
                                   1990                           51,300
                                   1991                           53,400
                                   1992                           55,500
                                   1993                           57,600
                                   1994                           60,600
                                   1995                           61,200
                                   1996                           62,700
                                   1997                           65,400

                                                           37

                                   1998                           68,400
                                   1999                           72,600
                                   2000                           76,200
                                   2001                           80,400
                                   2002                           83,700
                                   2003                           87,000
                                   2004                           87,000
                                   2005                           87,000
                                   2006                           87,000
                                   2007                           87,000
                                   2008                           87,000
                                   2009                           87,000
                                   2010                           87,000
                                   2011                           87,000
                                   2012                           87,000
                                   2013                           87,000
                                   2014                           87,000

Average Wage Base                                                 65,376

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of July 1, 2013)

1. Average Compensation                                                 $700,476.35

2. Times 1%                                                                   x .01

3. Equals                                                                  7,004.76

4. Average Compensation over $70,272                                     630,204.35

5. Times .5%                                                                 x .005

6. Equals                                                                  3,151.02

7. Subtotal (3) + (6)                                                     10,155.79

8. Times Years of Service                                                     35.00
    (not to exceed 35 years)

9. Equals                                                                355,452.48

10. Not less than benefit accrued as of December 31                      355,599.48
     preceding the Date of Termination

11. Equals                                                               355,599.48

12. Less Qualified Plan Benefit                                          -86,019.84

13. Non-Qualified Plan Benefit                                           269,579.64

14. Divided by 12                                                               /12

15. Equals monthly Non-qualified benefit                                 $22,464.97
      beginning 7/1/2013 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $70,272 as follows:

                                                   Year                        Wage Base

                                                   1980                           25,900
                                                   1981                           29,700
                                                   1982                           32,400
                                                   1983                           35,700
                                                   1984                           37,800
                                                   1985                           39,600
                                                   1986                           42,000
                                                   1987                           43,800
                                                   1988                           45,000
                                                   1989                           48,000
                                                   1990                           51,300
                                                   1991                           53,400
                                                   1992                           55,500
                                                   1993                           57,600
                                                   1994                           60,600
                                                   1995                           61,200
                                                   1996                           62,700
                                                   1997                           65,400
                                                   1998                           68,400
                                                   1999                           72,600
                                                   2000                           76,200
                                                   2001                           80,400

                                                           39

                                                   2002                           83,700
                                                   2003                           87,000
                                                   2004                           90,600
                                                   2005                           94,200
                                                   2006                           98,100
                                                   2007                          102,000
                                                   2008                          106,200
                                                   2009                          106,200
                                                   2010                          106,200
                                                   2011                          106,200
                                                   2012                          106,200
                                                   2013                          106,200
                                                   2014                          106,200

Average Wage Base                                                                 70,272

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (32 Years of Service as of the Employee's actual date of termination plus 3 Years of
   Service in the compensation continuance period).

                                           Example 3

Name:                                                     Scott Reed
Date of Hire:                                             May 8, 1972
Assumed Date of Termination:                              June  30, 2013*
Benefit Commencement Date:                                July 1, 2013 *
Age as of payment date:                                   65

Qualified Plan Calculation (as of July 1, 2013):

1. Average Compensation                                                   247,000.00

2. Times 1%                                                                    x .01

3. Equals                                                                   2,470.00

4. Average Compensation over $72,852                                      174,148.00

5. Times .5%                                                                  x .005

6. Equals                                                                     870.74

7. Subtotal (3) + (6)                                                       3,340.74

8. Times Years of Service                                                      35.00
    (not to exceed 35 years)

9. Equals                                                                 116,925.90

10. Not less than benefit accrued as of                                   113,826.30
     December 31 preceding DOT

11. Equals                                                                116,925.90

12. Not less than Prior Accrued Benefit                                    44,148.00
      as of 12/31/1995

13. Equals                                                                116,925.90

14. Divided by 12                                                                /12

15. Equals monthly benefit                                                 $9,743.83
      beginning 7/1/2013 (based on life annuity)

*Assumes the Employee retires at his Normal Retirement Age (age 65).  Thus, no Termination
 Compensation is paid under his Employment Agreement.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows assuming an annual 4% increase in compensation:

              Year                   Total W-2 Wages                     Compensation Under Š 2.14 *

              2008                        886,326.05
              2009                        921,779.09                                      235,000.00
              2010                        958,650.26                                      240,000.00
              2011                        996,996.27                                      245,000.00
              2012                      1,036,876.12                                      255,000.00
              2013                        539,175.58                                      260,000.00

Average                                   960,125.56                                      247,000.00

* Projected Compensation Limits

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $72,852 as follows:

                                             Year                         Wage Base

                                             1980                            25,900
                                             1981                            29,700
                                             1982                            32,400
                                             1983                            35,700
                                             1984                            37,800
                                             1985                            39,600
                                             1986                            42,000
                                             1987                            43,800
                                             1988                            45,000
                                             1989                            48,000
                                             1990                            51,300
                                             1991                            53,400
                                             1992                            55,500
                                             1993                            57,600
                                             1994                            60,600
                                             1995                            61,200
                                             1996                            62,700
                                             1997                            65,400
                                             1998                            68,400
                                             1999                            72,600
                                             2000                            76,200
                                             2001                            80,400
                                             2002                            83,700

                                                           42

                                             2003                            87,000
                                             2004                            90,600
                                             2005                            94,200
                                             2006                            98,100
                                             2007                           102,000
                                             2008                           106,200
                                             2009                           110,400
                                             2010                           114,900
                                             2011                           119,400
                                             2012                           124,200
                                             2013                           129,300
                                             2014                           134,400

Average Wage Base                                                            72,852

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of July 1, 2013)

1. Average Compensation                                              $960,125.55

2. Times 1%                                                                x .01

3. Equals                                                               9,601.26

4. Average Compensation over $72,852                                  887,273.55

5. Times .5%                                                              x .005

6. Equals                                                               4,436.37

7. Subtotal (3) + (6)                                                  14,037.62

8. Times Years of Service                                                  35.00
    (not to exceed 35 years)

9. Equals                                                             491,316.81

10. Not less than benefit accrued as of December 31                   491,367.22
     preceding the Date of Termination

11. Equals                                                            491,367.22

12. Less Qualified Plan Benefit                                      -116,925.90

13. Non-Qualified Plan Benefit                                        374,441.32

14. Divided by 12                                                            /12

15. Equals monthly Non-qualified benefit                              $31,203.44
      beginning 7/1/2013 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $72,852 as follows:

                                              Year                         Wage Base

                                              1980                            25,900
                                              1981                            29,700
                                              1982                            32,400
                                              1983                            35,700
                                              1984                            37,800
                                              1985                            39,600
                                              1986                            42,000
                                              1987                            43,800
                                              1988                            45,000
                                              1989                            48,000
                                              1990                            51,300
                                              1991                            53,400
                                              1992                            55,500
                                              1993                            57,600
                                              1994                            60,600
                                              1995                            61,200
                                              1996                            62,700
                                              1997                            65,400
                                              1998                            68,400
                                              1999                            72,600
                                              2000                            76,200
                                              2001                            80,400
                                              2002                            83,700
                                              2003                            87,000
                                              2004                            90,600
                                              2005                            94,200
                                              2006                            98,100

                                                           44

                                              2007                           102,000
                                              2008                           106,200
                                              2009                           110,400
                                              2010                           114,900
                                              2011                           119,400
                                              2012                           124,200
                                              2013                           129,300
                                              2014                           134,400

Average Wage Base                                                             72,852

Exhibit 10(af)

AMENDED AND RESTATED EMPLOYMENT AGREEMENT

          THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the or this “Agreement”), dated as of the 25th day of April, 2002, to be effective as of the 1st day of January, 2002, by and among BB&T CORPORATION, a North Carolina corporation (“BB&T”), BRANCH BANKING AND TRUST COMPANY, a North Carolina chartered commercial bank (the “Employer”), and HENRY G. WILLIAMSON, JR. (the “Employee”).

R E C I T A L S:

          BB&T, the Employer and its Affiliates (as defined in Section 2a) are engaged in the banking and financial services business. The Employee is experienced in, and knowledgeable concerning, the material aspects of such business. The Employee heretofore has been employed as the Chief Operating Officer of both BB&T and the Employer pursuant to the terms of an Employment Agreement dated April 15, 1996, as subsequently amended (the “Predecessor Agreement”). BB&T and the Employer desire to continue to employ the Employee as Chief Operating Officer of both BB&T and the Employer, and the Employee desires to continue to be employed by BB&T and the Employer in such capacities. Furthermore, BB&T and the Employer desire to continue to provide the Employee certain disability, death, severance and supplemental retirement benefits in addition to those provided by the employee benefit plans of BB&T and the Employer. BB&T, the Employer and the Employee desire to amend and restate the Predecessor Agreement in order to: (i) incorporate all amendments made to the Predecessor Agreement; and (ii) clarify and more clearly state the terms of their existing understanding.

          NOW, THEREFORE, in consideration of the mutual covenants and obligations contained herein and the compensation BB&T and the Employer agree herein to pay the Employee, and of other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, BB&T, the Employer and the Employee agree as follows:

          1.     Effect of Prior Agreements.  This Agreement expresses the whole and entire agreement between the parties with reference to the employment and service of the Employee and supersedes and replaces any prior employment agreements (including, without limitation, the Predecessor Agreement), understandings or arrangements (whether written or oral) among BB&T, the Employer and the Employee. Without limiting the foregoing, the Employee agrees that this Agreement satisfies any rights he may have had under any prior agreement or understanding (including, without limitation, the Predecessor Agreement) with the Employer and BB&T with respect to his employment by the Employer and BB&T.

          2.      Definitions. Wherever used in this Agreement, including, but not limited to, the Recitals, Sections 1 and 2, the following terms shall have the meanings set forth below (unless otherwise indicated by the context):

               a.      "Affiliate" means a Person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, another Person.

               b.      "Change of Control" means the earliest of the following dates:

     (i)      the date any person or group of persons (as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934) together with its Affiliates, excluding employee benefit plans of the Employer or BB&T, is or becomes, directly or indirectly, the “beneficial owner”(as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934) of securities of the Employer or BB&T representing twenty percent (20%) or more of the combined voting power of the Employer’s or BB&T’s then outstanding securities (excluding the acquisition of securities of the Employer by an entity at least eighty percent (80%) of the outstanding voting securities of which are, directly or indirectly, beneficially owned by BB&T); or

     (ii)      the date, when as a result of a tender offer or exchange offer for the purchase of securities of BB&T (other than such an offer by BB&T for its own securities), or as a result of a proxy contest, merger, share exchange, consolidation or sale of assets, or as a result of any combination of the foregoing, individuals who at the beginning of any two-year period during the Term constitute BB&T’s Board of Directors, plus new directors whose election or nomination for election by BB&T’s shareholders is approved by a vote of at least two-thirds of the directors still in office who were directors at the beginning of such two-year period (“Continuing Directors”), cease for any reason during such two-year period to constitute at least two-thirds (2/3) of the members of such Board of Directors; or

     (iii)      the date the shareholders of BB&T approve a merger, share exchange or consolidation of BB&T with any other corporation or entity regardless of which entity is the survivor, other than a merger, share exchange or consolidation which would result in the voting securities of BB&T outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving or acquiring entity) at least sixty percent (60%) of the combined voting power of the voting securities of BB&T or such surviving or acquiring entity outstanding immediately after such merger or consolidation; or

(iv) the date the shareholders of BB&T approve a plan of complete liquidation or winding-up of BB&T or an agreement for the sale or disposition by BB&T of all or substantially all of BB&T’s assets; or

(v) the date of any event (other than a “merger of equals”as described in this subparagraph b) which BB&T’s Board of Directors determines should constitute a Change of Control.

Notwithstanding the foregoing, the term “Change in Control” shall not include any event which the Board of Directors of BB&T (or, if the event described in clause (ii) above has occurred, a majority of the Continuing Directors), prior to the occurrence of such event, specifically determines, for the purpose of this Agreement or employment agreements with other executives that contain substantially similar provisions, is a “merger of equals” (regardless of the form of the transaction), unless a majority of the Continuing Directors revokes such specific determination within one year after occurrence of the event that otherwise would constitute a Change in Control (a “MOE Revocation”). The parties to this Agreement agree that any determination concerning whether a transaction is a “merger of equals” shall be solely within the discretion of the Board of Directors of BB&T or a majority of the Continuing Directors, as the case may be.

               c.      "Code" means the Internal Revenue Code of 1986, as amended, and rules and regulations issued thereunder.

               d.      "Commencement Month" means the first day of the calendar month next following the month in which falls the Employee's Termination Date.

               e.      "Compensation Continuance Period" means the period of time over which the Employee is receiving Termination Compensation pursuant to the provisions of Section 8.

               f.      "Computation Period" means the twelve (12) consecutive month period beginning with the Commencement Month and each anniversary of the Commencement Month.

               g.      "Confidential Information" means all non-public information that has been created, discovered, developed or otherwise become known to the Employer, BB&T or their Affiliates other than through public sources, including, but not limited to, all inventions, processes, data, computer programs, marketing plans, customer lists, depositor lists, budgets, projections, new products, information covered by the Trade Secrets Protection Act, N.C. Gen. Stat., Chapter 66, §§152 to 162, and other information owned by the Employer, BB&T or their Affiliates which is not public information.

               h.      "Excise Tax" means the excise tax on excess parachute payments under Section 4999 of the Code (or any successor or similar provision thereof), including any interest or penalties with respect to such excise tax.

               i.      "Good Reason" means the occurrence of any of the following events without the Employee's express written consent:

(i) the assignment to the Employee of duties inconsistent with the position and status of the offices and positions of the Employer and/or BB&T held by the Employee as of January 1, 2002; or

(ii) a reduction by the Employer or BB&T in the Employee's pay grade or annual base salary as then in effect; or

     (iii)      the exclusion of the Employee from participation in the Employer’s or BB&T’s employee benefit plans in effect as of, or adopted or implemented on or after, January 1, 2002, as the same may be improved or enhanced from time to time during the Term; or

(iv) any purported termination of the employment of the Employee by the Employer or BB&T which is not effected in accordance with this Agreement.

               j.      "Just Cause" means one or more of the following: the Employee's personal dishonesty; gross incompetence; willful misconduct; breach of a fiduciary duty involving personal profit; intentional failure to perform stated duties; willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order; conviction of a felony or of a misdemeanor involving moral turpitude; unethical business practices in connection with the Employer’s or BB&T’s business; misappropriation of the Employer’s or BB&T’s assets (determined on a reasonable basis) or those of their Affiliates; or material breach of any other provision of this Agreement; provided, that the Employee has received written notice from the Employer or BB&T of such material breach and such breach remains uncured for a period of thirty (30) days after the delivery of such notice. For purposes of this provision, no act or failure to act, on the part of the Employee, shall be considered “willful”unless it is done, or omitted to be done, by the Employee in bad faith or without a reasonable belief that the Employee’s action or omission was in the best interests of the Employer and BB&T.

               k.      "Pension Plan" means the BB&T Corporation Pension Plan, a tax qualified defined benefit pension plan, as the same may be amended from time to time.

               l.      "Person" means any individual, person, partnership, limited liability company, joint venture, corporation, company, firm, group or other entity.

               m.      "Term" means the term of the Employee's employment under this Agreement as provided in Section 4.

               n.      "Termination Compensation" means a monthly amount equal to one-twelfth (1/12th) of the highest amount of the annual cash compensation (including cash bonuses and other cash-based benefits, including for these purposes amounts earned or payable whether or not deferred) received by the Employee during any one of the five (5) calendar years immediately preceding the calendar year in which falls his Termination Date; provided, that if the cash compensation received by the Employee during the Termination Year exceeds the highest amount of the annual cash compensation received by him during any one of the immediately preceding five (5) calendar years, the cash compensation received by the Employee during the Termination Year shall be deemed to be his highest amount of annual cash compensation.

               o.      "Termination Date" means the date the Employee's employment is terminated.

               p.      "Termination Year" means the calendar year in which falls the Employee's Termination Date.

          3.     Employment.  During the Term (as defined in subparagraph m of Section 2 and Section 4), the Employee shall be employed as the Chief Operating Officer of both BB&T and the Employer. The Employee shall have such duties and responsibilities as are commensurate with such positions. The Employee shall also serve on such committees and task forces of BB&T and the Employer, including, without limitation, the Executive Management Committee of BB&T, as he may be appointed from time to time by BB&T, the Employer or their Boards of Directors. Notwithstanding the foregoing, in no event shall the failure to appoint or reappoint the Employee to any committee or task force of BB&T or the Employer be treated as a breach of this Agreement by BB&T or the Employer, or as a termination of the employment of the Employee. The Employee hereby accepts and agrees to such employment, subject to the general supervision and pursuant to the orders, advice, and direction of the Employer, BB&T and their Boards of Directors. The Employee shall perform such duties as are customarily performed by one holding such positions in other same or similar businesses or enterprises as that engaged in by the Employer and BB&T, and shall also additionally render such other services and duties as may be reasonably assigned to him from time to time by the Employer or BB&T, consistent with his positions.

          4.     Term of Employment.  The Term shall commence as of January 1, 2002, and shall terminate on December 31, 2006, unless extended or shortened as provided in this Agreement. As of the first day of each calendar month commencing February 1, 2002, the Term shall be automatically extended, without any further action by BB&T, the Employer or the Employee, for an additional calendar month; provided, however, that on any one month anniversary date BB&T, the Employer or the Employee may serve notice to the other parties to fix the Term to a definite five-year period from the date of such notice and no further automatic extensions shall occur. Notwithstanding the foregoing, the Term shall not be extended beyond the first day of the calendar month next following the date on which the Employee attains age sixty-five (65). The Term, as it may be extended pursuant to this Section 4, or, as it may be shortened in accordance with Section 7 or 8, is hereinafter referred to as the “Term.”

          5.      Compensation.

               a.      For all services rendered by the Employee to the Employer and BB&T under this Agreement, the Employer or BB&T shall pay  to the Employee, during the Term, a minimum annual base salary at a rate not less than $627,294, payable in accordance with the standard payroll practices and procedures of the Employer or BB&T applicable to all officers. Any salary increase payable to the Employee shall be determined in accordance with the Employer’s or BB&T’s annual salary plan, and shall be based on the Employer’s and/or BB&T’s performance and the performance of the Employee.

               b.      The Employee shall continue to participate in any bonus or incentive plans, whether any such plan provides for awards in cash or securities, made available to officers similarly situated to the Employee, as such plan or plans may be modified from time to time, or such other similar plans for which the Employee may become eligible and designated a participant.

               c.      Except as otherwise specifically provided in this Agreement, for as long as the Employee is employed by the Employer and BB&T, the Employee also shall be entitled to receive, on the same basis as other similarly situated officers of the Employer or BB&T, employee pension and welfare benefits and group employee benefits such as sick leave, vacation, group disability and health, life, and accident insurance and similar indirect compensation which the Employer or BB&T may from time to time extend to its officers.

               d.      If, during the Term, the Employee becomes eligible for benefits under the Pension Plan and retires, the Employee shall be eligible to participate in the same retiree health care program provided to other retiring employees at the time. During the Compensation Continuance Period, the Employee shall be deemed to be an “active employee”of the Employer for purposes of participating in the Employer’s or BB&T’s health care plan and for purposes of satisfying any age and service requirements under the Employer’s or BB&T’s retiree health care program. Thus, if the Employee has not satisfied either the age or service requirement (or both) under the Employer’s or BB&T’s retiree health care program at the time payment of his Termination Compensation begins, but satisfies the age or service requirement (or both) at the time such Termination Compensation payments end, he shall be deemed to have satisfied the age or service requirement (or both) for purposes of the Employer’s or BB&T’s retiree health care program as of the date his Termination Compensation payments end. For purposes of satisfying any service requirement under the Employer’s or BB&T’s retiree health care program, the Employee shall be credited with one year of service for each Computation Period which begins and ends during the Compensation Continuance Period.

          6.      Covenants of the Employee.

               a.      To the extent and subject to the limitations provided in the following subsections of this Section 6 (whichever subsection may be applicable), upon termination of the Employee’s employment prior to the expiration of the Term, the Employee shall not directly or indirectly, either as a principal, agent, employee, employer, stockholder, co-partner or in any other individual or representative capacity whatsoever, engage in the banking and financial services business, which includes, but it is not limited to, consumer, savings, commercial banking and the insurance and trust businesses, or the savings and loan or mortgage banking business, or any other business in which the Employer, BB&T or their Affiliates are engaged, anywhere in the States of North Carolina and South Carolina and in any county outside of North Carolina and South Carolina contiguous to North Carolina or South Carolina, nor shall the Employee solicit, or assist any other Person in so soliciting, any depositors or customers of the Employer, BB&T or their Affiliates, or induce any then or former employees to terminate their employment with the Employer, BB&T or their Affiliates, except that this Section 6a shall not be read to prohibit the investment described in the last sentence of Section 9.

               b.      If the Employee terminates his employment with the Employer or BB&T for Good Reason at any time, the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of his breach of the non-competition or non-solicitation provisions of Section 6a. However, if the Employee terminates his employment with the Employer or BB&T for Good Reason within twelve (12) months after a Change of Control or, if later, within ninety (90) days after a MOE Revocation (as defined in Section 2b), subparagraph c below shall apply, not this subparagraph b.

               c.      If the Employee terminates his employment with the Employer or BB&T for any reason within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               d.      If the Employee terminates his employment with the Employer or BB&T for any reason other than Good Reason at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a.

               e.      If the employment of the Employee is terminated by the Employer or BB&T at any time for Just Cause, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               f.      If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of his breach of the non-competition or non-solicitation provisions of Section 6a. If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               g.      During the Term and thereafter, and except as required by any court, supervisory authority or administrative agency or as may be otherwise required by applicable law, the Employee shall not, without the written consent of the Boards of Directors of the Employer and BB&T, or a person authorized thereby, disclose to any person, other than an employee of the Employer, BB&T or an Affiliate thereof, or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Employee of his duties as an employee of the Employer or BB&T, any Confidential Information obtained by him while in the employ of the Employer or BB&T, unless such information has become a matter of public knowledge at the time of such disclosure.

               h.      The covenants contained in this Section 6 shall be construed and interpreted in any judicial proceeding to permit their enforcement to the maximum extent permitted by law. The Employee agrees that the restraints imposed in this Section 6 are necessary for the reasonable and proper protection of the Employer, BB&T and their Affiliates and that each and every one of the restraints is reasonable in respect to such matter, length of time and the area. The Employee further acknowledges that damages at law would not be a measurable or adequate remedy for breach of the covenants contained in this Section 6 and, accordingly, the Employee agrees to submit to the equitable jurisdiction of any court of competent jurisdiction in connection with any action to enjoin the Employee from violating any such covenants.

          7.     Disability.  If, by reason of a physical or mental disability during the Term, the Employee is unable to carry out the essential functions of his employment pursuant to this Agreement for twelve (12) consecutive months, his employment hereunder may be terminated by action of the Board of Directors of the Employer or BB&T determining to do so upon one month’s notice to be given to the Employee at any time after the period of twelve (12) consecutive months of disability and while such disability continues. If, prior to the expiration of the one-month period after the giving of such notice, the Employee shall recover from such disability and return to the full-time active discharge of his duties hereunder, then such notice shall be of no further force and effect and the Employee’s employment shall continue as if the same had been uninterrupted. If the Employee shall not so recover from his disability and return to his duties, then his employment shall terminate on the date which coincides with the expiration of such one month’s notice. During the first twelve (12) consecutive months of the period of the Employee’s disability, the Employee shall continue to earn all compensation (including bonuses and incentive compensation) to which the Employee would have been entitled as if he had not been disabled, such compensation to be paid at the time, in the amounts, and in the manner provided in Section 5a, inclusive of any compensation received pursuant to any applicable disability insurance plan of the Employer or BB&T. Thereafter, the Employee shall receive compensation to which he is entitled under any applicable disability insurance plan of the Employer or BB&T. In the event a dispute arises between the Employee and the Employer or BB&T concerning the Employee’s physical or mental disability or ability to continue or return to the performance of his duties as aforesaid, the Employee shall submit, at the expense of the Employer and BB&T, to examination by a competent physician mutually agreeable to the parties, and his opinion as to the Employee’s capability to so perform shall be final and binding. Upon termination of the Employee’s employment by reason of disability, the Term shall end.

          8.      Termination; Termination Compensation and Other Post Termination Benefits.

               a.      If the Employee shall die during the Term, this Agreement and the employment relationship hereunder shall automatically terminate on the date of death, which date shall be his Termination Date, and, thus, the last day of the Term.

               b.      The Employer or BB&T shall have the right to terminate the Employee's employment under this Agreement at any time for Just Cause upon written notice to the Employee as provided in subparagraph i below. In the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause, the Employee shall have no right to receive compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

               c.      The Employer or BB&T may terminate the Employee's employment under this Agreement other than for Just Cause at any time upon written notice to the Employee as provided in subparagraph i below. In the event the Employer or BB&T terminates the employment of the Employee under this Agreement pursuant to this subparagraph c, the Employee shall be entitled to the following compensation and benefits:

     (i)      The Employee shall receive Termination Compensation each month during the period described in subparagraph (ii) below, subject, however, to the Employee’s compliance with the non-competition and non-solicitation provisions of Section 6a for a one-year period following the Employee’s Termination Date.

     (ii)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time compensation would have been paid to the Employee in accordance with Section 5a.

     (iii)      The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

     (iv)      The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

     (v)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, on the same terms as were in effect prior to the Employee’s Termination Date, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period.

(vi) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph c shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of his Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8c from and after the date of such breach.

               d.      If (i) the employment of the Employee is terminated for any reason other than Just Cause or on account of the Employee’s death, regardless of whether the Employer or BB&T or the Employee initiates such termination, within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), or (ii) the Employee terminates his employment at any time for Good Reason, the Employee shall be entitled to the following compensation and benefits:

     (i)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time such compensation would have been paid to the Employee in accordance with Section 5a.

     (ii)      The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

     (iii)      The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

     (iv)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period, on the same terms as were in effect either (A) at his Termination Date, or (B) if such plans and programs in effect prior to the Change of Control or prior to the MOE Revocation were, considered together as a whole, materially more generous to the officers of the Employer, than at the date of the Change of Control or at the date of the MOE Revocation, as the case may be.

(v) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph d shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date, a Change of Control or MOE Revocation, as appropriate. In accordance with Section 6b, if the Employee terminates his employment at any time for Good Reason (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a for the one-year period following his Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of his Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8d from and after the date of such breach.

Should the circumstances of the termination of the employment of the Employee result in application of both subparagraphs c and d, subparagraph d shall be deemed to apply and control.

               e.      If the Employee terminates his employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), he shall not be entitled to compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

               f.      The Employee is a participant in the BB&T Corporation Non-Qualified Defined Benefit Plan (the "SERP"). The SERP was formerly known as the Branch Banking and Trust Company Supplemental Executive Retirement Plan. The SERP is a non-qualified, unfunded supplemental retirement plan which provides benefits to or on behalf of selected key management employees. The benefits provided under the SERP supplement the retirement and survivor benefits payable from the Pension Plan. Except in the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause and except in the event the Employee terminates his employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), the following special provisions shall apply for purposes of this Agreement:

     (i)      The provisions of the SERP shall be and hereby are incorporated in this Agreement. The SERP, as applied to the Employee, may not be terminated, modified or amended without the express written consent of the Employee. Thus, any amendment or modification to the SERP or the termination of the SERP shall be ineffective as to the Employee unless the Employee consents in writing to such termination, modification or amendment. The Supplemental Pension Benefit (as defined in the SERP) of the Employee shall not be adversely affected because of any modification, amendment or termination of the SERP. In the event of any conflict between the terms of this subparagraph f and the SERP, the provisions of this subparagraph f shall prevail.

(ii) The SERP, as applied to the Employee, shall be and hereby is amended by the following special provisions:

          (A)      In determining the Employee’s Years of Service (as defined in the Pension Plan), the Compensation Continuance Period shall be taken into account. The Employee shall be credited with one Year of Service for each Computation Period which begins and ends during the Compensation Continuance Period. The 35 Years of Service limitation specified in the Pension Plan shall, however, apply.

          (B)      The Average Compensation (as defined in the Pension Plan) of the Employee shall be the greater of (1) or (2), where (1) is his Average Compensation as determined under the Pension Plan as of his Termination Date and (2) is the annual amount of his Termination Compensation.

Attached to this Agreement as Exhibit A are several SERP calculations. The purpose of these calculations is to illustrate the application and effect of this subparagraph f.

               g.      In receiving any payments pursuant to this Section 8, the Employee shall not be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Employee hereunder and such amounts shall not be reduced or terminated whether or not the Employee attains other employment.

               h.      In the event that any amount paid or distributed to the Employee pursuant to this Agreement shall constitute a parachute payment within the meaning of Section 280G of the Code, and the aggregate of such parachute payments and any other amounts paid or distributed to the Employee from any other plans or arrangements maintained by the Employer, BB&T, or their Affiliates shall cause the Employee to be subject to the Excise Tax, the Employer shall pay to the Employee an additional amount (the “Gross-Up Payment”) such that the net amount the Employee shall receive after the payment of any Excise Tax shall equal the amount which he would have received if the Excise Tax had not been imposed. The Gross-Up Payment shall be determined by BB&T’s regular independent auditors and shall equal the sum of the following:

(1) The rate of the Excise Tax multiplied by the amount of the excess parachute payments;

(2) Any federal income tax, social security tax, unemployment tax or Excise Tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.; and

(3) Any state income or other tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.

For purposes of determining the amount of the Gross-Up Payment, the Employee shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation for individuals in the calendar year in which the Excise Tax is required to be paid. In addition, the Employee shall be deemed to pay state income taxes at a rate determined in accordance with the following formula:

          ( 1 —(highest marginal rate of federal income taxation for individuals)) x (highest marginal rate of North Carolina income taxes for individuals in the calendar year in which the Excise Tax is required to be paid).

In the event the Employee is subject to the provisions of Section 68 of the Code, the combined federal and state income tax rate determined above shall be adjusted to reflect any loss in the federal deduction for state income taxes on the Gross-Up Payment.

The Gross-Up Payment shall be paid to the Employee by the Employer or BB&T on or before the date that the Employee is required to pay the Excise Tax; provided, however, that if the amount of such payment cannot be finally determined on or before such day, the Employer or BB&T shall pay to the Employee on such day an estimate, as determined in good faith by BB&T’s regular independent auditors, of the minimum amount of such payment and shall pay the remainder of such payment (together with interest at the rate provided under Section 1274(b)(2)(B) of the Code) as soon as the amount can be determined but no later than the thirtieth (30th) day after the date the Employee becomes subject to the payment of the Excise Tax. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time the Gross-Up Payment is made, the Employee shall repay to the Employer or BB&T, as applicable, at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax, federal and state taxes imposed on the Gross-Up Payment being repaid by the Employee, if such repayment results in a reduction in Excise Tax and/or a federal or state tax deduction) plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time the Gross-Up Payment is made (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Employer or BB&T shall make an additional Gross-Up Payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined. The parties agree that the intent of this subparagraph h is that the Employee shall be reimbursed for the Excise Tax on his excess parachute payments and all taxes on that reimbursement. The intended goal is to place the Employee in the same economic position as if no Excise Tax had been imposed.

               i.      A termination of the Employee's employment by BB&T, the Employer or the Employee for any reason other than death shall be communicated by Notice of Termination to the other parties hereto. For this purpose, a Notice of Termination means a written notice which specifies the effective date of termination.

          9.     Other Employment.  The Employee shall devote all of his business time, attention, knowledge and skills solely to the business and interests of the Employer, BB&T and their Affiliates. The Employer, BB&T and their Affiliates shall be entitled to all of the benefits, profits and other emoluments arising from or incident to all work, services and advice of the Employee, and the Employee shall not, during the Term, become interested, directly or indirectly, in any manner, as a partner, officer, director, stockholder, advisor, employee or in any other capacity in any other business similar to the business of the Employer, BB&T and their Affiliates. Nothing contained in this Section 9 shall be deemed, however, to prevent or limit the right of the Employee to invest in a business similar to the business of the Employer, BB&T and their Affiliates if such investment is limited to less than one (1) percent of the capital stock or other securities of any corporation or similar organization whose stock or securities are publicly owned or are regularly traded on any public exchange.

          10.      Severability. All agreements and covenants contained in this Agreement are severable, and in the event any of them shall be held to be invalid by any competent court, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

          11.     Assignment Prohibited.  This Agreement is personal to each of the parties hereto, and none of the parties may assign or delegate any of his or its rights or obligations hereunder without first obtaining the written consent of the other parties; provided, however, that nothing in this Section 11 shall preclude the Employee from designating a beneficiary to receive any benefit payable under this Agreement upon his death.

          12.     No Attachment.  Except as otherwise provided in this Agreement or required by applicable law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge or hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

          13.      Headings. The headings of paragraphs and sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

          14.     Governing Law.  The parties intend that this Agreement and the performance hereunder and all suits and special proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of North Carolina without regard to conflicts of law principles thereof and that in any action, special proceeding or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of North Carolina shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any action or special proceeding may be instituted.

          15.      Binding Effect. This Agreement shall be binding upon, and inure to the benefit of, the Employee and his heirs, executors, administrators and legal representatives and BB&T, the Employer and their permitted successors and assigns.

          16.      Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

     17.      Notices.   All notices, requests, demands and other communications to any party under this Agreement shall be in writing (including telefacsimile transmission or similar writing) and shall be given to such party at his or its address or telefacsimile number set forth below or such other address or telefacsimile number as such party may hereafter specify for the purpose by notice to the other party:

(a)	If to the Employee:

Henry G. Williamson, Jr.

(b)	If to BB&T or the Employer:

BB&T Corporation
200 West Second Street
Winston-Salem, NC 27101
Fax: (336) 733-2058
Attention: Chief Operating Officer

Each such notice, request, demand or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this Section 17. Delivery of any notice, request, demand or other communication by telefacsimile shall be effective when received if received during normal business hours on a business day. If received after normal business hours, the notice, request, demand or other communication will be effective at 10:00 a.m. on the next business day.

          18.     Modification Of Agreement.  No waiver or modification of this Agreement or of any covenant, condition, or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. No evidence of any waiver or modification shall be offered or received in evidence at any proceeding, arbitration, or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such waiver or modification is in writing, duly executed as aforesaid. The parties further agree that the provisions of this Section 18 may not be waived except as herein set forth.

          19.      Taxes. To the extent required by applicable law, the Employer or BB&T shall deduct and withhold all necessary federal, state, local and employment taxes and any other similar sums required by law to be withheld from any payments made pursuant to the terms of this Agreement.

          20.     Attorneys’Fees.  In the event any dispute shall arise between the Employee, the Employer and BB&T as to the terms or interpretations of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by the Employee to enforce the terms of this Agreement or in defending against any action taken by the Employer or BB&T, the Employer or BB&T shall reimburse the Employee for all reasonable costs and expenses, including reasonable attorneys’fees, arising from such dispute, proceeding or action, if the Employee shall prevail in any action initiated by the Employee or shall have acted reasonably and in good faith in defending against any action initiated by the Employer or BB&T. Such reimbursement shall be paid within ten (10) days of the Employee furnishing to the Employer written evidence, which may be in the form, among other things, of a cancelled check or receipt, of any costs or expenses incurred by the Employee. Any such request for reimbursement by the Employee shall be made no more frequently than at 60-day intervals.

          21.      Joint and Several Obligations. To the extent permitted by applicable law, all obligations of the Employer or BB&T under this Agreement shall be joint and several.

          22.      Recitals. The recitals to this Agreement shall form a part of this Agreement.

               IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written.

BB&T CORPORATION

/s/ John A. Allison, IV
By:

Name: John A. Allison, IV
Title: Chairman and Chief Executive Officer

BRANCH BANKING AND TRUST COMPANY

/s/ John A. Allison, IV
By:
Name: John A. Allison, IV
Title: Chairman and Chief Executive Officer

EMPLOYEE:

/s/ Henry G. Williamson, Jr.

Henry G. Williamson, Jr.

                                            EXHIBIT A

                            Amended and Restated Employment Agreement
                                                of
                                     Henry G. Williamson, Jr.
                                    Effective January 1, 2002

                                  Illustrative SERP Calculations

                                                 Example 1a

Name:                                                  Henry Williamson
Date of Hire:                                          May 8, 1972
Assumed Date of Termination:                           December 31, 2001*
Benefit Commencement Date:                             January 1, 2007 **
Age as of payment date:                                59.37

Qualified Plan Calculation (as of January 1, 2007):

1. Average Compensation                                               $200,000.00

2. Times 1%                                                                 x .01

3. Equals                                                                2,000.00

4. Average Compensation over $60,936                                   139,064.00

5. Times .5%                                                               x .005

6. Equals                                                                  695.32

7. Subtotal (3) + (6)                                                    2,695.32

8. Times Years of Service                                                   30.00
    (not to exceed 35 years)

9. Equals                                                               80,859.60

10. Times Early Payment Reduction Factor                                    x .82

11. Equals Early Reduced benefit                                        66,304.87
       beginning 1/1/2007

12. Not less than benefit accrued as of                                 66,304.87
     December 31 preceding DOT

13. Equals                                                              66,304.87

14. Not less than Prior Accrued Benefit                                 49,013.04
      as of 12/31/1995

15. Equals                                                              66,304.87

16. Divided by 12                                                             /12

17. Equals monthly benefit                                              $5,525.41
      beginning 1/1/2007 (based on life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to received Termination Compensation under his Employment Agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006.

**Assumes the Employee elects to begin receiving his benefits under the qualified plan as of the first day of the month next following the month in which he receives his last monthly payment of
  Termination Compensation under his Employment Agreement.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                 Year                      Total W-2 Wages                     Compensation Under Š 2.14

                 1997                           777,500.05                                    200,000.00
                 1998                           754,909.90                                    200,000.00
                 1999                         1,108,646.08                                    200,000.00
                 2000                         1,257,974.00                                    200,000.00
                 2001                         1,511,845.29                                    200,000.00

Average                                       1,082,175.06                                    200,000.00

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the projected average Wage Base is $60,936 as follows:

                                   Year                            Wage Base

                                   1979                               22,900
                                   1980                               25,900
                                   1981                               29,700
                                   1982                               32,400
                                   1983                               35,700
                                   1984                               37,800
                                   1985                               39,600
                                   1986                               42,000
                                   1987                               43,800
                                   1988                               45,000
                                   1989                               48,000
                                   1990                               51,300
                                   1991                               53,400
                                   1992                               55,500
                                   1993                               57,600

                                                           20

                                   1994                               60,600
                                   1995                               61,200
                                   1996                               62,700
                                   1997                               65,400
                                   1998                               68,400
                                   1999                               72,600
                                   2000                               76,200
                                   2001                               80,400
                                   2002                               80,400
                                   2003                               80,400
                                   2004                               80,400
                                   2005                               80,400
                                   2006                               80,400
                                   2007                               80,400
                                   2008                               80,400
                                   2009                               80,400
                                   2010                               80,400
                                   2011                               80,400
                                   2012                               80,400
                                   2013                               80,400

Average Wage Base                                                     60,936

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

     Age at Payment Commencement Date                     Reduction Factor
                                   64                                0.980
                                   63                                0.960
                                   62                                0.940
                                   61                                0.920
                                   60                                0.860
                                   59                                0.800
                                   58                                0.725
                                   57                                0.650
                                   56                                0.575
                                   55                                0.500

14.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of January 1, 2007)

1. Average Compensation                                                $1,511,845.29

2. Times 1%                                                                    x .01

3. Equals                                                                  15,118.45

4. Average Compensation over $66,360                                    1,445,485.29

5. Times .5%                                                                  x .005

6. Equals                                                                   7,227.43

7. Subtotal (3) + (6)                                                      22,345.88

8. Times Years of Service                                                      35.00
    (not to exceed 35 years)

9. Equals                                                                 782,105.78

10. Times Early Payment Reduction Factor                                       x .82

11. Equals Early Reduces benefit                                          641,326.74
       beginning 1/1/2007

12. Less Qualified Plan Benefit                                           -66,304.87

13. Non-Qualified Plan Benefit                                            575,021.87

14. Divided by 12                                                                /12

15. Equals monthly Non-qualified benefit                                  $47,918.49
      beginning 1/1/2007 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $66,360 as follows:

                                         Year                            Wage Base

                                         1979                               22,900
                                         1980                               25,900
                                         1981                               29,700
                                         1982                               32,400

                                                           22

                                         1983                               35,700
                                         1984                               37,800
                                         1985                               39,600
                                         1986                               42,000
                                         1987                               43,800
                                         1988                               45,000
                                         1989                               48,000
                                         1990                               51,300
                                         1991                               53,400
                                         1992                               55,500
                                         1993                               57,600
                                         1994                               60,600
                                         1995                               61,200
                                         1996                               62,700
                                         1997                               65,400
                                         1998                               68,400
                                         1999                               72,600
                                         2000                               78,200
                                         2001                               80,400
                                         2002                               83,600
                                         2003                               87,000
                                         2004                               90,600
                                         2005                               94,200
                                         2006                               98,100
                                         2007                               98,100
                                         2008                               98,100
                                         2009                               98,100
                                         2010                               98,100
                                         2011                               98,100
                                         2012                               98,100
                                         2013                               98,100

Average Wage Base                                                           66,360

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (30 Years of Service as of the Employee's actual date of termination plus 5 Years of
   Service in the compensation continuance period).

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

     Age at Payment Commencement Date                     Reduction Factor
                                   64                                0.980
                                   63                                0.960
                                   62                                0.940
                                   61                                0.920
                                   60                                0.860
                                   59                                0.800
                                   58                                0.725

                                                           23

                                   57                                0.650
                                   56                                0.575
                                   55                                0.500

                                            Example 1b

Name:                                                  Henry Williamson
Date of Hire:                                          May 8, 1972
Assumed Date of Termination:                           December 31, 2001 *
Benefit Commencement Date:                             September 1, 2012 **
Age as of payment date:                                65

Qualified Plan Calculation (as of September 1, 2012):

1. Average Compensation                                            $200,000.00

2. Times 1%                                                              x .01

3. Equals                                                             2,000.00

4. Average Compensation over $60,936                                139,064.00

5. Times .5%                                                            x .005

6. Equals                                                               695.32

7. Subtotal (3) + (6)                                                 2,695.32

8. Times Years of Service                                                30.00
    (not to exceed 35 years)

9. Equals                                                            80,859.60

10. Not less than benefit accrued as of                              80,859.60
     December 31 preceding DOT

11. Equals                                                           80,859.60

12. Not less than Prior Accrued Benefit                              59,772.00
      as of 12/31/1995

13. Equals                                                           80,859.60

14. Divided by 12                                                          /12

15. Equals monthly benefit                                           $6,738.30
      beginning 9/1/2012 (based on life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to received Termination Compensation under his Employment Agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006.

**Assumes the Employee elects to begin receiving his benefit under the qualified plan as of his Normal
  Retirement Date.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                   Year                     Total W-2 Wages                    Compensation Under Š 2.14

                   1997                          777,500.05                                   200,000.00
                   1998                          754,909.90                                   200,000.00
                   1999                        1,108,646.08                                   200,000.00
                   2000                        1,257,974.00                                   200,000.00
                   2001                        1,511,845.29                                   200,000.00

Average                                        1,082,175.06                                   200,000.00

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the projected average Wage Base is $60,936 as follows:

                                          Year                           Wage Base

                                          1979                              22,900
                                          1980                              25,900
                                          1981                              29,700
                                          1982                              32,400
                                          1983                              35,700
                                          1984                              37,800
                                          1985                              39,600
                                          1986                              42,000
                                          1987                              43,800
                                          1988                              45,000
                                          1989                              48,000
                                          1990                              51,300
                                          1991                              53,400
                                          1992                              55,500
                                          1993                              57,600
                                          1994                              60,600
                                          1995                              61,200
                                          1996                              62,700
                                          1997                              65,400
                                          1998                              68,400
                                          1999                              72,600

                                                           26

                                          2000                              76,200
                                          2001                              80,400
                                          2002                              80,400
                                          2003                              80,400
                                          2004                              80,400
                                          2005                              80,400
                                          2006                              80,400
                                          2007                              80,400
                                          2008                              80,400
                                          2009                              80,400
                                          2010                              80,400
                                          2011                              80,400
                                          2012                              80,400
                                          2013                              80,400

Average Wage Base                                                           60,936

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of September 1, 2012)

1. Average Compensation                                                   $1,511,845.29

2. Times 1%                                                                       x .01

3. Equals                                                                     15,118.45

4. Average Compensation over $66,360                                       1,445,485.29

5. Times .5%                                                                     x .005

6. Equals                                                                      7,227.43

7. Subtotal (3) + (6)                                                         22,345.88

8. Times Years of Creditable Service                                              35.00
    (not to exceed 35 years)

9. Equals                                                                    782,105.78

10. Less Qualified Plan Benefit                                              -80,859.60

11. Non-Qualified Plan Benefit                                               701,246.18

12. Divided by 12                                                                   /12

13. Equals monthly Non-qualified benefit                                     $58,437.18
      beginning 9/1/2012 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $66,360 as follows:

                                           Year                           Wage Base

                                           1979                              22,900
                                           1980                              25,900
                                           1981                              29,700
                                           1982                              32,400
                                           1983                              35,700
                                           1984                              37,800
                                           1985                              39,600
                                           1986                              42,000
                                           1987                              43,800
                                           1988                              45,000
                                           1989                              48,000
                                           1990                              51,300
                                           1991                              53,400
                                           1992                              55,500
                                           1993                              57,600
                                           1994                              60,600
                                           1995                              61,200
                                           1996                              62,700
                                           1997                              65,400
                                           1998                              68,400
                                           1999                              72,600
                                           2000                              78,200
                                           2001                              80,400
                                           2002                              83,600
                                           2003                              87,000
                                           2004                              90,600
                                           2005                              94,200
                                           2006                              98,100
                                           2007                              98,100

                                                           28

                                           2008                              98,100
                                           2009                              98,100
                                           2010                              98,100
                                           2011                              98,100
                                           2012                              98,100
                                           2013                              98,100

Average Wage Base                                                            66,360

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (30 Years of Service as of the Employee's actual date of termination plus 5 Years of
   Service in the compensation continuance period).

                                               Example 2a

Name:                                                               Henry Williamson
Date of Hire:                                                       May 8, 1972
Assumed Date of Termination:                                        July 31, 2002 *
Benefit Commencement Date:                                          August 1, 2007 **
Age as of payment date:                                             59.95

Qualified Plan Calculation (as of August 1, 2007):

1. Average Compensation                                                   $200,000.00

2. Times 1%                                                                     x .01

3. Equals                                                                    2,000.00

4. Average Compensation over $62,472                                       137,528.00

5. Times .5%                                                                   x .005

6. Equals                                                                      687.64

7. Subtotal (3) + (6)                                                        2,687.64

8. Times Years of Service                                                       31.00
    (not to exceed 35 years)

9. Equals                                                                   83,316.84

10. Times Early Payment Reduction Factor                                       x .855

11. Equals Early Reduced benefit                                            71,235.90
       beginning 8/1/2007

12. Not less than benefit accrued as of                                     69,134.96
     December 31 preceding DOT

13. Equals                                                                  71,235.90

14. Not less than Prior Accrued Benefit                                     51,105.06
      as of 12/31/1995

15. Equals                                                                  71,235.90

16. Divided by 12                                                                 /12

17. Equals monthly benefit                                                  $5,936.32
      beginning 8/1/2007 (based on life annuity)

*Assumes the employment of the Employee is terminated on July 31, 2002 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning August 1, 2002 and ending July 31, 2007.

**Assumes the Employee elects to begin receiving his benefits under the qualified plan as of the first day of the month next following the month in which he receives his last monthly payment of
  Termination Compensation under his Employment Agreement.
Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                Year                 Total W-2 Wages                   Compensation Under Š 2.14

                1997                      777,500.05
                1998                      754,909.90                                  200,000.00
                1999                    1,108,646.08                                  200,000.00
                2000                    1,257,974.00                                  200,000.00
                2001                    1,511,845.29                                  200,000.00
                2002                                                                  200,000.00

Average                                 1,082,175.06                                  200,000.00

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $62,472 as follows:

                                       Year                       Wage Base

                                       1979                          22,900
                                       1980                          25,900
                                       1981                          29,700
                                       1982                          32,400
                                       1983                          35,700
                                       1984                          37,800
                                       1985                          39,600
                                       1986                          42,000
                                       1987                          43,800
                                       1988                          45,000
                                       1989                          48,000
                                       1990                          51,300
                                       1991                          53,400
                                       1992                          55,500

                                                           31

                                       1993                          57,600
                                       1994                          60,600
                                       1995                          61,200
                                       1996                          62,700
                                       1997                          65,400
                                       1998                          68,400
                                       1999                          72,600
                                       2000                          76,200
                                       2001                          80,400
                                       2002                          83,600
                                       2003                          83,600
                                       2004                          83,600
                                       2005                          83,600
                                       2006                          83,600
                                       2007                          83,600
                                       2008                          83,600
                                       2009                          83,600
                                       2010                          83,600
                                       2011                          83,600
                                       2012                          83,600
                                       2013                          83,600

Average Wage Base                                                    62,472

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

        Age at Payment Commencement Date                Reduction Factor
                                      64                           0.980
                                      63                           0.960
                                      62                           0.940
                                      61                           0.920
                                      60                           0.860
                                      59                           0.800
                                      58                           0.725
                                      57                           0.650
                                      56                           0.575
                                      55                           0.500

14.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of August 1, 2007)

1. Average Compensation                                                    $1,511,845.29

2. Times 1%                                                                        x .01

3. Equals                                                                      15,118.45

4. Average Compensation over $67,140                                        1,444,705.29

5. Times .5%                                                                      x .005

6. Equals                                                                       7,223.53

7. Subtotal (3) + (6)                                                          22,341.98

8. Times Years of Service                                                          35.00
    (not to exceed 35 years)

9. Equals                                                                     781,969.28

10. Times Early Payment Reduction Factor                                          x .855

11. Equals Early Reduced benefit                                              668,583.73
       beginning 8/1/2007

12. Not less than benefit accrued as of                                       668,700.44
      December 31 preceding DOT

13. Equals                                                                    668,700.44

14. Less Qualified Plan Benefit                                               -71,235.90

15. Non-Qualified Plan Benefit                                                597,464.54

16. Divided by 12                                                                    /12

17. Equals monthly Non-qualified benefit                                      $49,788.71
      beginning 8/1/2007 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $67,140 as follows:

                                             Year                       Wage Base

                                             1979                          22,900
                                             1980                          25,900
                                             1981                          29,700
                                             1982                          32,400
                                             1983                          35,700
                                             1984                          37,800
                                             1985                          39,600
                                             1986                          42,000
                                             1987                          43,800
                                             1988                          45,000
                                             1989                          48,000
                                             1990                          51,300
                                             1991                          53,400
                                             1992                          55,500
                                             1993                          57,600
                                             1994                          60,600
                                             1995                          61,200
                                             1996                          62,700
                                             1997                          65,400
                                             1998                          68,400
                                             1999                          72,600
                                             2000                          78,200
                                             2001                          80,400
                                             2002                          83,600
                                             2003                          87,000
                                             2004                          90,600
                                             2005                          94,200
                                             2006                          98,100
                                             2007                         102,000
                                             2008                         102,000
                                             2009                         102,000
                                             2010                         102,000
                                             2011                         102,000
                                             2012                         102,000
                                             2013                         102,000

Average Wage Base                                                          67,140

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (31 Years of Service as of the Employee's actual date of termination plus 4 Years of
   Service in the compensation continuance period).

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

              Age at Payment Commencement Date                Reduction Factor
                                            64                           0.980
                                            63                           0.960

                                                           34

                                            62                           0.940
                                            61                           0.920
                                            60                           0.860
                                            59                           0.800
                                            58                           0.725
                                            57                           0.650
                                            56                           0.575
                                            55                           0.500

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

                                                Example 2b

Name:                                                                 Henry Williamson
Date of Hire:                                                         May 8, 1972
Assumed Date of Termination:                                          July 31, 2002 *
Benefit Commencement Date:                                            September 1, 2012 **
Age as of payment date:                                               65

Qualified Plan Calculation:

1. Average Compensation                                                $200,000.00

2. Times 1%                                                                  x .01

3. Equals                                                                 2,000.00

4. Average Compensation over $62,472                                    137,528.00

5. Times .5%                                                                x .005

6. Equals                                                                   687.64

7. Subtotal (3) + (6)                                                     2,687.64

8. Times Years of Service                                                    31.00
    (not to exceed 35 years)

9. Equals                                                                83,316.84

10. Not less than benefit accrued as of                                  80,859.60
     December 31 preceding DOT

11. Equals                                                               83,316.84

12. Not less than Prior Accrued Benefit                                  59,772.00
      as of 12/31/1995

13. Equals                                                               83,316.84

14. Divided by 12                                                              /12

15. Equals monthly benefit                                               $6,943.07
      beginning 9/1/2012 (based on life annuity)

*Assumes the employment of the Employee is terminated on July 31, 2002 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning August 1, 2002 and ending July 31, 2007.

**Assumes the Employee elects to begin receiving his benefit under the qualified plan as of his Normal
  Retirement Date.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                    Year                 Total W-2 Wages                   Compensation Under & 2.14

                    1997                      777,500.05
                    1998                      754,909.90                                  200,000.00
                    1999                    1,108,646.08                                  200,000.00
                    2000                    1,257,974.00                                  200,000.00
                    2001                    1,511,845.29                                  200,000.00
                    2002                                                                  200,000.00

Average                                     1,082,175.06                                  200,000.00

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $62,472 as follows:

                                              Year                       Wage Base

                                              1979                          22,900
                                              1980                          25,900
                                              1981                          29,700
                                              1982                          32,400
                                              1983                          35,700
                                              1984                          37,800
                                              1985                          39,600
                                              1986                          42,000
                                              1987                          43,800
                                              1988                          45,000
                                              1989                          48,000
                                              1990                          51,300
                                              1991                          53,400
                                              1992                          55,500
                                              1993                          57,600
                                              1994                          60,600
                                              1995                          61,200
                                              1996                          62,700

                                                           37

                                              1997                          65,400
                                              1998                          68,400
                                              1999                          72,600
                                              2000                          78,200
                                              2001                          80,400
                                              2002                          83,600
                                              2003                          87,000
                                              2004                          90,600
                                              2005                          94,200
                                              2006                          98,100
                                              2007                         102,000
                                              2008                         102,000
                                              2009                         102,000
                                              2010                         102,000
                                              2011                         102,000
                                              2012                         102,000
                                              2013                         102,000

Average Wage Base                                                           67,140

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of September 1, 2012)

1. Average Compensation                                            $1,511,845.29

2. Times 1%                                                                x .01

3. Equals                                                              15,118.45

4. Average Compensation over $67,140                                1,444,705.29

5. Times .5%                                                              x .005

6. Equals                                                               7,223.53

7. Subtotal (3) + (6)                                                  22,341.98

8. Times Years of Service                                                  35.00
    (not to exceed 35 years)

9. Equals                                                             781,969.28

10. Not less than Prior Accrued Benefit as of                         782,105.78
     December 31 preceding DOT

11. Equals                                                            782,105.78

12. Less Qualified Plan Benefit                                       -83,316.84

13. Non-Qualified Plan Benefit                                        698,788.94

14. Divided by 12                                                            /12

15. Equals monthly Non-qualified benefit                              $58,232.41
      beginning 9/1/2012 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $67,140 as follows:

                                          Year                       Wage Base

                                          1979                          22,900
                                          1980                          25,900
                                          1981                          29,700
                                          1982                          32,400
                                          1983                          35,700
                                          1984                          37,800
                                          1985                          39,600
                                          1986                          42,000
                                          1987                          43,800
                                          1988                          45,000
                                          1989                          48,000
                                          1990                          51,300
                                          1991                          53,400
                                          1992                          55,500
                                          1993                          57,600
                                          1994                          60,600
                                          1995                          61,200
                                          1996                          62,700
                                          1997                          65,400
                                          1998                          68,400
                                          1999                          72,600
                                          2000                          78,200

                                                           39

                                          2001                          80,400
                                          2002                          83,600
                                          2003                          87,000
                                          2004                          90,600
                                          2005                          94,200
                                          2006                          98,100
                                          2007                         102,000
                                          2008                         102,000
                                          2009                         102,000
                                          2010                         102,000
                                          2011                         102,000
                                          2012                         102,000
                                          2013                         102,000

Average Wage Base                                                       67,140

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (31 Years of Service as of the Employee's actual date of termination plus 4 Years of
   Service in the compensation continuance period).

10.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

                                         Example 3

Name:                                                   Henry Williamson
Date of Hire:                                           May 8, 1972
Assumed Date of Termination:                            August 31, 2012*
Benefit Commencement Date:                              September 1, 2012 *
Age as of payment date:                                 65

Qualified Plan Calculation (as of September 1, 2012):

1. Average Compensation                                        $241,000.00

2. Times 1%                                                          x .01

3. Equals                                                         2,410.00

4. Average Compensation over $69,636                            171,364.00

5. Times .5%                                                        x .005

6. Equals                                                           856.82

7. Subtotal (3) + (6)                                             3,266.82

8. Times Years of Service                                            35.00
    (not to exceed 35 years)

9. Equals                                                       114,338.70

10. Not less than benefit accrued as of                         111,237.00
     December 31 preceding DOT

11. Equals                                                      114,338.70

12. Not less than Prior Accrued Benefit                          59,772.00
      as of 12/31/1995

13. Equals                                                      114,338.70

14. Divided by 12                                                      /12

15. Equals monthly benefit                                       $9,528.23
      beginning 9/1/2012 (based on life annuity)

*Assumes the Employee retires at his Normal Retirement Age (age 65).  Thus, no Termination
Compensation is paid under his Employment Agreement.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows assuming an annual 4% increase in compensation:

             Year                Total W-2 Wages                     Compensation Under Š 2.14 *

             2007                   1,912,966.60
             2008                   1,989,485.26                                      230,000.00
             2009                   2,069,064.67                                      235,000.00
             2010                   2,151,827.26                                      240,000.00
             2011                   2,237,900.35                                      245,000.00
             2012                                                                     255,000.00

          Average                   2,072,248.83                                      241,000.00

* Projected Compensation Limits

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $69,636 as follows:

                                           Year                      Wage Base

                                           1979                         22,900
                                           1980                         25,900
                                           1981                         29,700
                                           1982                         32,400
                                           1983                         35,700
                                           1984                         37,800
                                           1985                         39,600
                                           1986                         42,000
                                           1987                         43,800
                                           1988                         45,000
                                           1989                         48,000
                                           1990                         51,300
                                           1991                         53,400
                                           1992                         55,500
                                           1993                         57,600
                                           1994                         60,600
                                           1995                         61,200
                                           1996                         62,700
                                           1997                         65,400
                                           1998                         68,400
                                           1999                         72,600
                                           2000                         78,200
                                           2001                         80,400

                                                           42

                                           2002                         83,600
                                           2003                         87,000
                                           2004                         90,600
                                           2005                         94,200
                                           2006                         98,100
                                           2007                        102,000
                                           2008                        106,200
                                           2009                        110,400
                                           2010                        114,900
                                           2011                        119,400
                                           2012                        124,200
                                           2013                        129,300

Average Wage Base                                                       69,636

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of September 1, 2012)

1. Average Compensation                                                                                 $2,072,248.83

2. Times 1%                                                                                                     x .01

3. Equals                                                                                                   20,722.49

4. Average Compensation over $69,636                                                                     2,002,612.83

5. Times .5%                                                                                                   x .005

6. Equals                                                                                                   10,013.06

7. Subtotal (3) + (6)                                                                                       30,735.55

8. Times Years of Service                                                                                       35.00
    (not to exceed 35 years)

9. Equals                                                                                                1,075,744.34

10. Not less than benefit accrued as of December 31                                                      1,075,792.64
     preceding the Date of Termination

11. Equals                                                                                               1,075,792.64

12. Less Qualified Plan Benefit                                                                           -114,338.70

13. Non-Qualified Plan Benefit                                                                             961,453.94

14. Divided by 12                                                                                                 /12

15. Equals monthly Non-qualified benefit                                                                   $80,121.16
      beginning 9/1/2012 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $69,636 as follows:

                                               Year                      Wage Base

                                               1979                         22,900
                                               1980                         25,900
                                               1981                         29,700
                                               1982                         32,400
                                               1983                         35,700
                                               1984                         37,800
                                               1985                         39,600
                                               1986                         42,000
                                               1987                         43,800
                                               1988                         45,000
                                               1989                         48,000
                                               1990                         51,300
                                               1991                         53,400
                                               1992                         55,500
                                               1993                         57,600
                                               1994                         60,600
                                               1995                         61,200
                                               1996                         62,700
                                               1997                         65,400
                                               1998                         68,400
                                               1999                         72,600
                                               2000                         78,200
                                               2001                         80,400
                                               2002                         83,600
                                               2003                         87,000
                                               2004                         90,600
                                               2005                         94,200

                                                           44

                                               2006                         98,100
                                               2007                        102,000
                                               2008                        106,200
                                               2009                        110,400
                                               2010                        114,900
                                               2011                        119,400
                                               2012                        124,200
                                               2013                        129,300

Average Wage Base                                                           69,636

10.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

Exhibit 10(ag)

AMENDED AND RESTATED EMPLOYMENT AGREEMENT

          THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT (the or this “Agreement”), dated as of the 25th day of April, 2002, to be effective as of the 1st day of January, 2002, by and among BB&T CORPORATION, a North Carolina corporation (“BB&T”), BRANCH BANKING AND TRUST COMPANY, a North Carolina chartered commercial bank (the “Employer”), and C. LEON WILSON, III (the “Employee”).

R E C I T A L S:

          BB&T, the Employer and its Affiliates (as defined in Section 2a) are engaged in the banking and financial services business. The Employee is experienced in, and knowledgeable concerning, the material aspects of such business. The Employee heretofore has been employed as a Senior Executive Vice President of both BB&T and the Employer pursuant to the terms of an Employment Agreement dated April 15, 1996, as subsequently amended (the “Predecessor Agreement”). BB&T and the Employer desire to continue to employ the Employee as a Senior Executive Vice President, and the Employee desires to continue to be employed by BB&T and the Employer in each such capacity. Furthermore, BB&T and the Employer desire to continue to provide the Employee certain disability, death, severance and supplemental retirement benefits in addition to those provided by the employee benefit plans of BB&T and the Employer. BB&T, the Employer and the Employee desire to amend and restate the Predecessor Agreement in order to: (i) incorporate all amendments made to the Predecessor Agreement; and (ii) clarify and more clearly state the terms of their existing understanding.

          NOW, THEREFORE, in consideration of the mutual covenants and obligations contained herein and the compensation BB&T and the Employer agree herein to pay the Employee, and of other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, BB&T, the Employer and the Employee agree as follows:

          1.     Effect of Prior Agreements.  This Agreement expresses the whole and entire agreement between the parties with reference to the employment and service of the Employee and supersedes and replaces any prior employment agreements (including, without limitation, the Predecessor Agreement), understandings or arrangements (whether written or oral) among BB&T, the Employer and the Employee. Without limiting the foregoing, the Employee agrees that this Agreement satisfies any rights he may have had under any prior agreement or understanding (including, without limitation, the Predecessor Agreement) with the Employer and BB&T with respect to his employment by the Employer and BB&T.

          2.      Definitions. Wherever used in this Agreement, including, but not limited to, the Recitals, Sections 1 and 2, the following terms shall have the meanings set forth below (unless otherwise indicated by the context):

               a.      "Affiliate" means a Person that directly or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, another Person.

               b.      "Change of Control" means the earliest of the following dates:

     (i)      the date any person or group of persons (as defined in Section 13(d) and 14(d) of the Securities Exchange Act of 1934) together with its Affiliates, excluding employee benefit plans of the Employer or BB&T, is or becomes, directly or indirectly, the “beneficial owner”(as defined in Rule 13d-3 promulgated under the Securities Exchange Act of 1934) of securities of the Employer or BB&T representing twenty percent (20%) or more of the combined voting power of the Employer’s or BB&T’s then outstanding securities (excluding the acquisition of securities of the Employer by an entity at least eighty percent (80%) of the outstanding voting securities of which are, directly or indirectly, beneficially owned by BB&T); or

     (ii)      the date, when as a result of a tender offer or exchange offer for the purchase of securities of BB&T (other than such an offer by BB&T for its own securities), or as a result of a proxy contest, merger, share exchange, consolidation or sale of assets, or as a result of any combination of the foregoing, individuals who at the beginning of any two-year period during the Term constitute BB&T’s Board of Directors, plus new directors whose election or nomination for election by BB&T’s shareholders is approved by a vote of at least two-thirds of the directors still in office who were directors at the beginning of such two-year period (“Continuing Directors”), cease for any reason during such two-year period to constitute at least two-thirds (2/3) of the members of such Board of Directors; or

     (iii)      the date the shareholders of BB&T approve a merger, share exchange or consolidation of BB&T with any other corporation or entity regardless of which entity is the survivor, other than a merger, share exchange or consolidation which would result in the voting securities of BB&T outstanding immediately prior thereto continuing to represent (either by remaining outstanding or being converted into voting securities of the surviving or acquiring entity) at least sixty percent (60%) of the combined voting power of the voting securities of BB&T or such surviving or acquiring entity outstanding immediately after such merger or consolidation; or

(iv) the date the shareholders of BB&T approve a plan of complete liquidation or winding-up of BB&T or an agreement for the sale or disposition by BB&T of all or substantially all of BB&T’s assets; or

(v) the date of any event (other than a “merger of equals”as described in this subparagraph b) which BB&T’s Board of Directors determines should constitute a Change of Control.

Notwithstanding the foregoing, the term “Change in Control” shall not include any event which the Board of Directors of BB&T (or, if the event described in clause (ii) above has occurred, a majority of the Continuing Directors), prior to the occurrence of such event, specifically determines, for the purpose of this Agreement or employment agreements with other executives that contain substantially similar provisions, is a “merger of equals” (regardless of the form of the transaction), unless a majority of the Continuing Directors revokes such specific determination within one year after occurrence of the event that otherwise would constitute a Change in Control (a “MOE Revocation”). The parties to this Agreement agree that any determination concerning whether a transaction is a “merger of equals” shall be solely within the discretion of the Board of Directors of BB&T or a majority of the Continuing Directors, as the case may be.

               c.      "Code" means the Internal Revenue Code of 1986, as amended, and rules and regulations issued thereunder.

               d.      "Commencement Month" means the first day of the calendar month next following the month in which falls the Employee's Termination Date.

               e.      "Compensation Continuance Period" means the period of time over which the Employee is receiving Termination Compensation pursuant to the provisions of Section 8.

               f.      "Computation Period" means the twelve (12) consecutive month period beginning with the Commencement Month and each anniversary of the Commencement Month.

               g.      "Confidential Information" means all non-public information that has been created, discovered, developed or otherwise become known to the Employer, BB&T or their Affiliates other than through public sources, including, but not limited to, all inventions, processes, data, computer programs, marketing plans, customer lists, depositor lists, budgets, projections, new products, information covered by the Trade Secrets Protection Act, N.C. Gen. Stat., Chapter 66, §§152 to 162, and other information owned by the Employer, BB&T or their Affiliates which is not public information.

               h.      "Excise Tax" means the excise tax on excess parachute payments under Section 4999 of the Code (or any successor or similar provision thereof), including any interest or penalties with respect to such excise tax.

               i.      "Good Reason" means the occurrence of any of the following events without the Employee's express written consent:

(i) the assignment to the Employee of duties inconsistent with the position and status of the offices and positions of the Employer and/or BB&T held by the Employee as of January 1, 2002; or

(ii) a reduction by the Employer or BB&T in the Employee's pay grade or annual base salary as then in effect; or

     (iii)      the exclusion of the Employee from participation in the Employer’s or BB&T’s employee benefit plans in effect as of, or adopted or implemented on or after, January 1, 2002, as the same may be improved or enhanced from time to time during the Term; or

(iv) any purported termination of the employment of the Employee by the Employer or BB&T which is not effected in accordance with this Agreement.

               j.      "Just Cause" means one or more of the following: the Employee's personal dishonesty; gross incompetence; willful misconduct; breach of a fiduciary duty involving personal profit; intentional failure to perform stated duties; willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order; conviction of a felony or of a misdemeanor involving moral turpitude; unethical business practices in connection with the Employer’s or BB&T’s business; misappropriation of the Employer’s or BB&T’s assets (determined on a reasonable basis) or those of their Affiliates; or material breach of any other provision of this Agreement; provided, that the Employee has received written notice from the Employer or BB&T of such material breach and such breach remains uncured for a period of thirty (30) days after the delivery of such notice. For purposes of this provision, no act or failure to act, on the part of the Employee, shall be considered “willful”unless it is done, or omitted to be done, by the Employee in bad faith or without a reasonable belief that the Employee’s action or omission was in the best interests of the Employer and BB&T.

               k.      "Pension Plan" means the BB&T Corporation Pension Plan, a tax qualified defined benefit pension plan, as the same may be amended from time to time.

               l.      "Person" means any individual, person, partnership, limited liability company, joint venture, corporation, company, firm, group or other entity.

               m.      "Term" means the term of the Employee's employment under this Agreement as provided in Section 4.

               n.      "Termination Compensation" means a monthly amount equal to one-twelfth (1/12th) of the highest amount of the annual cash compensation (including cash bonuses and other cash-based benefits, including for these purposes amounts earned or payable whether or not deferred) received by the Employee during any one of the five (5) calendar years immediately preceding the calendar year in which falls his Termination Date; provided, that if the cash compensation received by the Employee during the Termination Year exceeds the highest amount of the annual cash compensation received by him during any one of the immediately preceding five (5) calendar years, the cash compensation received by the Employee during the Termination Year shall be deemed to be his highest amount of annual cash compensation.

               o.      "Termination Date" means the date the Employee's employment is terminated.

               p.      "Termination Year" means the calendar year in which falls the Employee's Termination Date.

          3.     Employment.  During the Term (as defined in subparagraph m of Section 2 and Section 4), the Employee shall be employed as a Senior Executive Vice President of both BB&T and the Employer. The Employee shall have such duties and responsibilities as are commensurate with each such position. The Employee shall also serve on such committees and task forces of BB&T and the Employer, including, without limitation, the Executive Management Committee of BB&T, as he may be appointed from time to time by BB&T, the Employer or their Boards of Directors. Notwithstanding the foregoing, in no event shall the failure to appoint or reappoint the Employee to any committee or task force of BB&T or the Employer be treated as a breach of this Agreement by BB&T or the Employer, or as a termination of the employment of the Employee. The Employee hereby accepts and agrees to such employment, subject to the general supervision and pursuant to the orders, advice, and direction of the Employer, BB&T and their Boards of Directors. The Employee shall perform such duties as are customarily performed by one holding such positions in other same or similar businesses or enterprises as that engaged in by the Employer and BB&T, and shall also additionally render such other services and duties as may be reasonably assigned to him from time to time by the Employer or BB&T, consistent with his positions.

          4.     Term of Employment.  The Term shall commence as of January 1, 2002, and shall terminate on December 31, 2006, unless extended or shortened as provided in this Agreement. As of the first day of each calendar month commencing February 1, 2002, the Term shall be automatically extended, without any further action by BB&T, the Employer or the Employee, for an additional calendar month; provided, however, that on any one month anniversary date BB&T, the Employer or the Employee may serve notice to the other parties to fix the Term to a definite five-year period from the date of such notice and no further automatic extensions shall occur. Notwithstanding the foregoing, the Term shall not be extended beyond the first day of the calendar month next following the date on which the Employee attains age sixty-five (65). The Term, as it may be extended pursuant to this Section 4, or, as it may be shortened in accordance with Section 7 or 8, is hereinafter referred to as the “Term.”

          5.      Compensation.

               a.      For all services rendered by the Employee to the Employer and BB&T under this Agreement, the Employer or BB&T shall pay  to the Employee, during the Term, a minimum annual base salary at a rate not less than $246,000, payable in accordance with the standard payroll practices and procedures of the Employer or BB&T applicable to all officers. Any salary increase payable to the Employee shall be determined in accordance with the Employer’s or BB&T’s annual salary plan, and shall be based on the Employer’s and/or BB&T’s performance and the performance of the Employee.

               b.      The Employee shall continue to participate in any bonus or incentive plans, whether any such plan provides for awards in cash or securities, made available to officers similarly situated to the Employee, as such plan or plans may be modified from time to time, or such other similar plans for which the Employee may become eligible and designated a participant.

               c.      Except as otherwise specifically provided in this Agreement, for as long as the Employee is employed by the Employer and BB&T, the Employee also shall be entitled to receive, on the same basis as other similarly situated officers of the Employer or BB&T, employee pension and welfare benefits and group employee benefits such as sick leave, vacation, group disability and health, life, and accident insurance and similar indirect compensation which the Employer or BB&T may from time to time extend to its officers.

               d.      If, during the Term, the Employee becomes eligible for benefits under the Pension Plan and retires, the Employee shall be eligible to participate in the same retiree health care program provided to other retiring employees at the time. During the Compensation Continuance Period, the Employee shall be deemed to be an “active employee”of the Employer for purposes of participating in the Employer’s or BB&T’s health care plan and for purposes of satisfying any age and service requirements under the Employer’s or BB&T’s retiree health care program. Thus, if the Employee has not satisfied either the age or service requirement (or both) under the Employer’s or BB&T’s retiree health care program at the time payment of his Termination Compensation begins, but satisfies the age or service requirement (or both) at the time such Termination Compensation payments end, he shall be deemed to have satisfied the age or service requirement (or both) for purposes of the Employer’s or BB&T’s retiree health care program as of the date his Termination Compensation payments end. For purposes of satisfying any service requirement under the Employer’s or BB&T’s retiree health care program, the Employee shall be credited with one year of service for each Computation Period which begins and ends during the Compensation Continuance Period.

          6.      Covenants of the Employee.

               a.      To the extent and subject to the limitations provided in the following subsections of this Section 6 (whichever subsection may be applicable), upon termination of the Employee’s employment prior to the expiration of the Term, the Employee shall not directly or indirectly, either as a principal, agent, employee, employer, stockholder, co-partner or in any other individual or representative capacity whatsoever, engage in the banking and financial services business, which includes, but it is not limited to, consumer, savings, commercial banking and the insurance and trust businesses, or the savings and loan or mortgage banking business, or any other business in which the Employer, BB&T or their Affiliates are engaged, anywhere in the States of North Carolina and South Carolina and in any county outside of North Carolina and South Carolina contiguous to North Carolina or South Carolina, nor shall the Employee solicit, or assist any other Person in so soliciting, any depositors or customers of the Employer, BB&T or their Affiliates, or induce any then or former employees to terminate their employment with the Employer, BB&T or their Affiliates, except that this Section 6a shall not be read to prohibit the investment described in the last sentence of Section 9.

               b.      If the Employee terminates his employment with the Employer or BB&T for Good Reason at any time, the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of his breach of the non-competition or non-solicitation provisions of Section 6a. However, if the Employee terminates his employment with the Employer or BB&T for Good Reason within twelve (12) months after a Change of Control or, if later, within ninety (90) days after a MOE Revocation (as defined in Section 2b), subparagraph c below shall apply, not this subparagraph b.

               c.      If the Employee terminates his employment with the Employer or BB&T for any reason within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               d.      If the Employee terminates his employment with the Employer or BB&T for any reason other than Good Reason at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a.

               e.      If the employment of the Employee is terminated by the Employer or BB&T at any time for Just Cause, the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               f.      If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause at any time (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a until the earlier of: (i) the first anniversary of the Employee’s Termination Date; or (ii) the date as of which the Employee ceases to receive any further Termination Compensation because of his breach of the non-competition or non-solicitation provisions of Section 6a. If the employment of the Employee is terminated by the Employer or BB&T for any reason other than Just Cause within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall not be subject to the non-competition and non-solicitation provisions of Section 6a.

               g.      During the Term and thereafter, and except as required by any court, supervisory authority or administrative agency or as may be otherwise required by applicable law, the Employee shall not, without the written consent of the Boards of Directors of the Employer and BB&T, or a person authorized thereby, disclose to any person, other than an employee of the Employer, BB&T or an Affiliate thereof, or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Employee of his duties as an employee of the Employer or BB&T, any Confidential Information obtained by him while in the employ of the Employer or BB&T, unless such information has become a matter of public knowledge at the time of such disclosure.

               h.      The covenants contained in this Section 6 shall be construed and interpreted in any judicial proceeding to permit their enforcement to the maximum extent permitted by law. The Employee agrees that the restraints imposed in this Section 6 are necessary for the reasonable and proper protection of the Employer, BB&T and their Affiliates and that each and every one of the restraints is reasonable in respect to such matter, length of time and the area. The Employee further acknowledges that damages at law would not be a measurable or adequate remedy for breach of the covenants contained in this Section 6 and, accordingly, the Employee agrees to submit to the equitable jurisdiction of any court of competent jurisdiction in connection with any action to enjoin the Employee from violating any such covenants.

          7.     Disability.  If, by reason of a physical or mental disability during the Term, the Employee is unable to carry out the essential functions of his employment pursuant to this Agreement for twelve (12) consecutive months, his employment hereunder may be terminated by action of the Board of Directors of the Employer or BB&T determining to do so upon one month’s notice to be given to the Employee at any time after the period of twelve (12) consecutive months of disability and while such disability continues. If, prior to the expiration of the one-month period after the giving of such notice, the Employee shall recover from such disability and return to the full-time active discharge of his duties hereunder, then such notice shall be of no further force and effect and the Employee’s employment shall continue as if the same had been uninterrupted. If the Employee shall not so recover from his disability and return to his duties, then his employment shall terminate on the date which coincides with the expiration of such one month’s notice. During the first twelve (12) consecutive months of the period of the Employee’s disability, the Employee shall continue to earn all compensation (including bonuses and incentive compensation) to which the Employee would have been entitled as if he had not been disabled, such compensation to be paid at the time, in the amounts, and in the manner provided in Section 5a, inclusive of any compensation received pursuant to any applicable disability insurance plan of the Employer or BB&T. Thereafter, the Employee shall receive compensation to which he is entitled under any applicable disability insurance plan of the Employer or BB&T. In the event a dispute arises between the Employee and the Employer or BB&T concerning the Employee’s physical or mental disability or ability to continue or return to the performance of his duties as aforesaid, the Employee shall submit, at the expense of the Employer and BB&T, to examination by a competent physician mutually agreeable to the parties, and his opinion as to the Employee’s capability to so perform shall be final and binding. Upon termination of the Employee’s employment by reason of disability, the Term shall end.

          8.      Termination; Termination Compensation and Other Post Termination Benefits.

               a.      If the Employee shall die during the Term, this Agreement and the employment relationship hereunder shall automatically terminate on the date of death, which date shall be his Termination Date, and, thus, the last day of the Term.

               b.      The Employer or BB&T shall have the right to terminate the Employee's employment under this Agreement at any time for Just Cause upon written notice to the Employee as provided in subparagraph i below. In the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause, the Employee shall have no right to receive compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

               c.      The Employer or BB&T may terminate the Employee's employment under this Agreement other than for Just Cause at any time upon written notice to the Employee as provided in subparagraph i below. In the event the Employer or BB&T terminates the employment of the Employee under this Agreement pursuant to this subparagraph c, the Employee shall be entitled to the following compensation and benefits:

     (i)      The Employee shall receive Termination Compensation each month during the period described in subparagraph (ii) below, subject, however, to the Employee’s compliance with the non-competition and non-solicitation provisions of Section 6a for a one-year period following the Employee’s Termination Date.

     (ii)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time compensation would have been paid to the Employee in accordance with Section 5a.

     (iii)      The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

     (iv)      The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

     (v)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, on the same terms as were in effect prior to the Employee’s Termination Date, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period.

(vi) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph c shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of his Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8c from and after the date of such breach.

               d.      If (i) the employment of the Employee is terminated for any reason other than Just Cause or on account of the Employee’s death, regardless of whether the Employer or BB&T or the Employee initiates such termination, within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), or (ii) the Employee terminates his employment at any time for Good Reason, the Employee shall be entitled to the following compensation and benefits:

     (i)      Termination Compensation shall be paid to the Employee each month until the end of the Term [that is, Termination Compensation shall be paid to the Employee each month during the period commencing with the Commencement Month and ending on the earlier of (1) or (2), where (1) is the first day of the month next following the month in which the Employee attains age sixty-five (65), and (2) is the date that coincides with the expiration of the sixty-month period which began with the Commencement Month], such Termination Compensation to be payable at the time such compensation would have been paid to the Employee in accordance with Section 5a.

     (ii)      The Employer and BB&T shall use their best efforts to accelerate vesting of any unvested benefits of the Employee under any employee stock-based or other benefit plan or arrangement to the extent permitted by the terms of such plan or arrangement.

     (iii)      The Employer shall make available to the Employee, at the Employer’s cost, outplacement services by such entity or person as shall be designated by the Employer, with the cost to the Employer of such outplacement services not to exceed $20,000.

     (iv)      The Employee shall continue to participate (treating the Employee as an “active employee”of the Employer for this purpose) in the same group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, and any other present or future similar group employee benefit plan or program for which officers of the Employer generally are eligible, either under the Employer’s or BB&T’s plans or comparable plans or coverage, for the Compensation Continuance Period, on the same terms as were in effect either (A) at his Termination Date, or (B) if such plans and programs in effect prior to the Change of Control or prior to the MOE Revocation were, considered together as a whole, materially more generous to the officers of the Employer, than at the date of the Change of Control or at the date of the MOE Revocation, as the case may be.

(v) The Employee shall be entitled to the special enhanced SERP benefits described in subparagraph f below.

The Termination Compensation and other benefits provided for in this subparagraph d shall be paid by the Employer or BB&T in accordance with the standard payroll practices and procedures in effect prior to the Employee’s Termination Date, a Change of Control or MOE Revocation, as appropriate. In accordance with Section 6b, if the Employee terminates his employment at any time for Good Reason (except within twelve (12) months after a Change of Control, or, if later, within ninety (90) days after a MOE Revocation), the Employee shall be subject to the non-competition and non-solicitation provisions of Section 6a for the one-year period following his Termination Date. If the Employee breaches Section 6a of this Agreement prior to the first anniversary of his Termination Date, the Employee shall not be entitled to receive any further Termination Compensation or benefits pursuant to this Section 8d from and after the date of such breach.

Should the circumstances of the termination of the employment of the Employee result in application of both subparagraphs c and d, subparagraph d shall be deemed to apply and control.

               e.      If the Employee terminates his employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), he shall not be entitled to compensation (such as Termination Compensation) or other benefits (including the special SERP enhancement benefits described in Section 8f) under this Agreement for any period after such termination.

               f.      The Employee is a participant in the BB&T Corporation Non-Qualified Defined Benefit Plan (the "SERP"). The SERP was formerly known as the Branch Banking and Trust Company Supplemental Executive Retirement Plan. The SERP is a non-qualified, unfunded supplemental retirement plan which provides benefits to or on behalf of selected key management employees. The benefits provided under the SERP supplement the retirement and survivor benefits payable from the Pension Plan. Except in the event the employment of the Employee is terminated by the Employer or BB&T for Just Cause and except in the event the Employee terminates his employment for any reason other than Good Reason and such termination does not occur within twelve (12) months after a Change of Control (or, if later, within ninety (90) days after a MOE Revocation), the following special provisions shall apply for purposes of this Agreement:

     (i)      The provisions of the SERP shall be and hereby are incorporated in this Agreement. The SERP, as applied to the Employee, may not be terminated, modified or amended without the express written consent of the Employee. Thus, any amendment or modification to the SERP or the termination of the SERP shall be ineffective as to the Employee unless the Employee consents in writing to such termination, modification or amendment. The Supplemental Pension Benefit (as defined in the SERP) of the Employee shall not be adversely affected because of any modification, amendment or termination of the SERP. In the event of any conflict between the terms of this subparagraph f and the SERP, the provisions of this subparagraph f shall prevail.

(ii) The SERP, as applied to the Employee, shall be and hereby is amended by the following special provisions:

          (A)      In determining the Employee’s Years of Service (as defined in the Pension Plan), the Compensation Continuance Period shall be taken into account. The Employee shall be credited with one Year of Service for each Computation Period which begins and ends during the Compensation Continuance Period. The 35 Years of Service limitation specified in the Pension Plan shall, however, apply.

          (B)      The Average Compensation (as defined in the Pension Plan) of the Employee shall be the greater of (1) or (2), where (1) is his Average Compensation as determined under the Pension Plan as of his Termination Date and (2) is the annual amount of his Termination Compensation.

Attached to this Agreement as Exhibit A are several SERP calculations. The purpose of these calculations is to illustrate the application and effect of this subparagraph f.

               g. In receiving any payments pursuant to this Section 8, the Employee shall not be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Employee hereunder and such amounts shall not be reduced or terminated whether or not the Employee attains other employment.

               h. In the event that any amount paid or distributed to the Employee pursuant to this Agreement shall constitute a parachute payment within the meaning of Section 280G of the Code, and the aggregate of such parachute payments and any other amounts paid or distributed to the Employee from any other plans or arrangements maintained by the Employer, BB&T, or their Affiliates shall cause the Employee to be subject to the Excise Tax, the Employer shall pay to the Employee an additional amount (the “Gross-Up Payment”) such that the net amount the Employee shall receive after the payment of any Excise Tax shall equal the amount which he would have received if the Excise Tax had not been imposed. The Gross-Up Payment shall be determined by BB&T’s regular independent auditors and shall equal the sum of the following:

(1) The rate of the Excise Tax multiplied by the amount of the excess parachute payments;

(2) Any federal income tax, social security tax, unemployment tax or Excise Tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.; and

(3) Any state income or other tax imposed upon the Employee as a result of the Gross-Up Payment required to be made under this subparagraph h.

For purposes of determining the amount of the Gross-Up Payment, the Employee shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation for individuals in the calendar year in which the Excise Tax is required to be paid. In addition, the Employee shall be deemed to pay state income taxes at a rate determined in accordance with the following formula:

          ( 1 —(highest marginal rate of federal income taxation for individuals)) x (highest marginal rate of North Carolina income taxes for individuals in the calendar year in which the Excise Tax is required to be paid).

In the event the Employee is subject to the provisions of Section 68 of the Code, the combined federal and state income tax rate determined above shall be adjusted to reflect any loss in the federal deduction for state income taxes on the Gross-Up Payment.

The Gross-Up Payment shall be paid to the Employee by the Employer or BB&T on or before the date that the Employee is required to pay the Excise Tax; provided, however, that if the amount of such payment cannot be finally determined on or before such day, the Employer or BB&T shall pay to the Employee on such day an estimate, as determined in good faith by BB&T’s regular independent auditors, of the minimum amount of such payment and shall pay the remainder of such payment (together with interest at the rate provided under Section 1274(b)(2)(B) of the Code) as soon as the amount can be determined but no later than the thirtieth (30th) day after the date the Employee becomes subject to the payment of the Excise Tax. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time the Gross-Up Payment is made, the Employee shall repay to the Employer or BB&T, as applicable, at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax, federal and state taxes imposed on the Gross-Up Payment being repaid by the Employee, if such repayment results in a reduction in Excise Tax and/or a federal or state tax deduction) plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time the Gross-Up Payment is made (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Employer or BB&T shall make an additional Gross-Up Payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined. The parties agree that the intent of this subparagraph h is that the Employee shall be reimbursed for the Excise Tax on his excess parachute payments and all taxes on that reimbursement. The intended goal is to place the Employee in the same economic position as if no Excise Tax had been imposed.

               i.      A termination of the Employee's employment by BB&T ,the Employer or the Employee for any reason other than death shall be communicated by Notice of Termination to the other parties hereto. For this purpose, a Notice of Termination means a written notice which specifies the effective date of termination.

          9.     Other Employment.  The Employee shall devote all of his business time, attention, knowledge and skills solely to the business and interests of the Employer, BB&T and their Affiliates. The Employer, BB&T and their Affiliates shall be entitled to all of the benefits, profits and other emoluments arising from or incident to all work, services and advice of the Employee, and the Employee shall not, during the Term, become interested, directly or indirectly, in any manner, as a partner, officer, director, stockholder, advisor, employee or in any other capacity in any other business similar to the business of the Employer, BB&T and their Affiliates. Nothing contained in this Section 9 shall be deemed, however, to prevent or limit the right of the Employee to invest in a business similar to the business of the Employer, BB&T and their Affiliates if such investment is limited to less than one (1) percent of the capital stock or other securities of any corporation or similar organization whose stock or securities are publicly owned or are regularly traded on any public exchange.

          10.      Severability. All agreements and covenants contained in this Agreement are severable, and in the event any of them shall be held to be invalid by any competent court, this Agreement shall be interpreted as if such invalid agreements or covenants were not contained herein.

          11.     Assignment Prohibited.  This Agreement is personal to each of the parties hereto, and none of the parties may assign or delegate any of his or its rights or obligations hereunder without first obtaining the written consent of the other parties; provided, however, that nothing in this Section 11 shall preclude the Employee from designating a beneficiary to receive any benefit payable under this Agreement upon his death.

          12.     No Attachment.  Except as otherwise provided in this Agreement or required by applicable law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge or hypothecation or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

          13.      Headings. The headings of paragraphs and sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

          14.     Governing Law.  The parties intend that this Agreement and the performance hereunder and all suits and special proceedings hereunder shall be construed in accordance with and under and pursuant to the laws of the State of North Carolina without regard to conflicts of law principles thereof and that in any action, special proceeding or other proceeding that may be brought arising out of, in connection with, or by reason of this Agreement, the laws of the State of North Carolina shall be applicable and shall govern to the exclusion of the law of any other forum, without regard to the jurisdiction in which any action or special proceeding may be instituted.

          15.      Binding Effect. This Agreement shall be binding upon, and inure to the benefit of, the Employee and his heirs, executors, administrators and legal representatives and BB&T, the Employer and their permitted successors and assigns.

          16.      Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.

          17.     Notices.  All notices, requests, demands and other communications to any party under this Agreement shall be in writing (including telefacsimile transmission or similar writing) and shall be given to such party at his or its address or telefacsimile number set forth below or such other address or telefacsimile number as such party may hereafter specify for the purpose by notice to the other party:

(a)	If to the Employee:

C. Leon Wilson, III

(b)	If to BB&T or the Employer:

BB&T Corporation
200 West Second Street
Winston-Salem, NC 27101
Fax: (336) 733-2058
Attention: Chief Operating Officer

Each such notice, request, demand or other communication shall be effective (i) if given by mail, 72 hours after such communication is deposited in the mails with first class postage prepaid, addressed as aforesaid or (ii) if given by any other means, when delivered at the address specified in this Section 17. Delivery of any notice, request, demand or other communication by telefacsimile shall be effective when received if received during normal business hours on a business day. If received after normal business hours, the notice, request, demand or other communication will be effective at 10:00 a.m. on the next business day.

          18.     Modification Of Agreement.  No waiver or modification of this Agreement or of any covenant, condition, or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith. No evidence of any waiver or modification shall be offered or received in evidence at any proceeding, arbitration, or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such waiver or modification is in writing, duly executed as aforesaid. The parties further agree that the provisions of this Section 18 may not be waived except as herein set forth.

          19.      Taxes. To the extent required by applicable law, the Employer or BB&T shall deduct and withhold all necessary federal, state, local and employment taxes and any other similar sums required by law to be withheld from any payments made pursuant to the terms of this Agreement.

          20.     Attorneys’Fees.  In the event any dispute shall arise between the Employee, the Employer and BB&T as to the terms or interpretations of this Agreement, whether instituted by formal legal proceedings or otherwise, including any action taken by the Employee to enforce the terms of this Agreement or in defending against any action taken by the Employer or BB&T, the Employer or BB&T shall reimburse the Employee for all reasonable costs and expenses, including reasonable attorneys’fees, arising from such dispute, proceeding or action, if the Employee shall prevail in any action initiated by the Employee or shall have acted reasonably and in good faith in defending against any action initiated by the Employer or BB&T. Such reimbursement shall be paid within ten (10) days of the Employee furnishing to the Employer written evidence, which may be in the form, among other things, of a cancelled check or receipt, of any costs or expenses incurred by the Employee. Any such request for reimbursement by the Employee shall be made no more frequently than at 60-day intervals.

          21.      Joint and Several Obligations. To the extent permitted by applicable law, all obligations of the Employer or BB&T under this Agreement shall be joint and several.

          22.      Recitals. The recitals to this Agreement shall form a part of this Agreement.

               IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written.

BB&T CORPORATION

/s/ John A. Allison, IV
By:

Name: John A. Allison, IV
Title: Chairman and Chief Executive Officer

BRANCH BANKING AND TRUST COMPANY

/s/ John A. Allison, IV
By:
Name: John A. Allison, IV
Title: Chairman and Chief Executive Officer

EMPLOYEE:

/s/ C. Leon Wilson, III

C. Leon Wilson, III

                                             EXHIBIT A

                             Amended and Restated Employment Agreement
                                                 of
                                         C. Leon Wilson, II
                                     Effective January 1, 2002

                                   Illustrative SERP Calculations

                                                   Example 1a

Name:                                                        Leon Wilson
Date of Hire:                                                June 6, 1977
Assumed Date of Termination:                                 December 31, 2001 *
Benefit Commencement Date:                                   February 1, 2010 **
Age as of payment date:                                      55.01

Qualified Plan Calculation (as of February 1, 2010):

1. Average Compensation                                           $200,000.00

2. Times 1%                                                             x .01

3. Equals                                                            2,000.00

4. Average Compensation over $72,756                               127,244.00

5. Times .5%                                                           x .005

6. Equals                                                              636.22

7. Subtotal (3) + (6)                                                2,636.22

8. Times Years of Service                                               25.00
    (not to exceed 35 years)

9. Equals                                                           65,905.50

10. Times Early Payment Reduction Factor                                  x.5

11. Equals Early Reduced benefit                                    32,952.75
     beginning 2/1/2010

12. Not less than benefit accrued as of                             32,952.75
     December 31 preceding DOT

13. Equals                                                          32,952.75

14. Not less than Prior Accrued Benefit                             14,730.00
      as of 12/31/1995

15. Equals                                                          32,952.75

16. Divided by 12                                                         /12

17. Equals monthly benefit                                          $2,746.06
      beginning 2/1/2010 (based on life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to received Termination Compensation under his Employment Agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006.

**Assumes the Employee elects to receive his benefits at the earliest date available

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                   Year                     Total W-2 Wages                   Compensation Under Š 2.14

                   1997                          241,742.00                                  200,000.00
                   1998                          247,179.70                                  200,000.00
                   1999                          252,765.65                                  200,000.00
                   2000                          294,547.50                                  200,000.00
                   2001                          368,014.76                                  200,000.00

Average                                          280,849.92                                  200,000.00

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the projected average Wage Base is $72,756 as follows:

                                       Year                           Wage Base

                                       1988                              45,000
                                       1989                              48,000
                                       1990                              51,300
                                       1991                              53,400
                                       1992                              55,500
                                       1993                              57,600
                                       1994                              60,600
                                       1995                              61,200
                                       1996                              62,700
                                       1997                              65,400
                                       1998                              68,400
                                       1999                              72,600
                                       2000                              76,200
                                       2001                              80,400
                                       2002                              80,400
                                       2003                              80,400
                                       2004                              80,400
                                       2005                              80,400
                                       2006                              80,400

                                                           20

                                       2007                              80,400
                                       2008                              80,400
                                       2009                              80,400
                                       2010                              80,400
                                       2011                              80,400
                                       2012                              80,400
                                       2013                              80,400
                                       2014                              80,400
                                       2015                              80,400
                                       2016                              80,400
                                       2017                              80,400
                                       2018                              80,400
                                       2019                              80,400
                                       2020                              80,400
                                       2021                              80,400
                                       2022                              80,400

Average Wage Base                                                        72,756

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

       Age at Payment Commencement Date                    Reduction Factor
                                     64                               0.980
                                     63                               0.960
                                     62                               0.940
                                     61                               0.920
                                     60                               0.860
                                     59                               0.800
                                     58                               0.725
                                     57                               0.650
                                     56                               0.575
                                     55                               0.500

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of February 1, 2010)

1. Average Compensation                                                       $368,014.76

2. Times 1%                                                                         x .01

3. Equals                                                                        3,680.15

4. Average Compensation over $83,040                                           284,974.76

5. Times .5%                                                                       x .005

6. Equals                                                                        1,424.87

7. Subtotal (3) + (6)                                                            5,105.02

8. Times Years of Creditable Service                                                30.00
    (not to exceed 35 years)

9. Equals                                                                      153,150.64

10. Times Early Payment Reduction Factor                                              x.5

11. Equals Early Reduced Benefit                                                76,575.32
      beginning 02/01/2010

12. Not less than Prior Accrued Benefit                                         14,730.00
      as of 12/31/1995

13. Equals                                                                      76,575.32

14. Less Qualified Plan Benefit                                                -32,952.75

15. Non-Qualified Plan Benefit                                                  43,622.57

16. Divided by 12                                                                     /12

17. Equals monthly Non-qualified benefit                                        $3,635.21
      beginning 2/1/2010 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $83,040 as follows:

                                        Year                           Wage Base

                                        1988                              45,000
                                        1989                              48,000
                                        1990                              51,300
                                        1991                              53,400
                                        1992                              55,500
                                        1993                              57,600

                                                           22

                                        1994                              60,600
                                        1995                              61,200
                                        1996                              62,700
                                        1997                              65,400
                                        1998                              68,400
                                        1999                              72,600
                                        2000                              76,200
                                        2001                              80,400
                                        2002                              83,700
                                        2003                              87,000
                                        2004                              90,600
                                        2005                              94,200
                                        2006                              98,100
                                        2007                              98,100
                                        2008                              98,100
                                        2009                              98,100
                                        2010                              98,100
                                        2011                              98,100
                                        2012                              98,100
                                        2013                              98,100
                                        2014                              98,100
                                        2015                              98,100
                                        2016                              98,100
                                        2017                              98,100
                                        2018                              98,100
                                        2019                              98,100
                                        2020                              98,100
                                        2021                              98,100
                                        2022                              98,100

Average Wage Base                                                         83,040

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 30 years of service (25 Years of Service as of the Employee's actual date of termination plus 5 Years of
   Service in the compensation continuance period).

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

         Age at Payment Commencement Date                    Reduction Factor
                                       64                               0.980
                                       63                               0.960
                                       62                               0.940
                                       61                               0.920
                                       60                               0.860
                                       59                               0.800
                                       58                               0.725
                                       57                               0.650
                                       56                               0.575
                                       55                               0.500

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

                                                           24

                                             Example 1b

Name:                                             Leon Wilson
Date of Hire:                                     June 6, 1977
Assumed Date of Termination:                      December 31, 2001 *
Benefit Commencement Date:                        February 1, 2020 **
Age as of payment date:                           65

Qualified Plan Calculation (as of February 1, 2020):

1. Average Compensation                                       $200,000.00

2. Times 1%                                                         x .01

3. Equals                                                        2,000.00

4. Average Compensation over $72,756                           127,244.00

5. Times .5%                                                       x .005

6. Equals                                                          636.22

7. Subtotal (3) + (6)                                            2,636.22

8. Times Years of Service                                           25.00
    (not to exceed 35 years)

9. Equals                                                       65,905.50

10. Not less than benefit accrued as of                         65,905.50
     December 31 preceding DOT

11. Equals                                                      65,905.50

12. Not less than Prior Accrued Benefit                         29,460.00
      as of 12/31/1995

13. Equals                                                      65,905.50

14. Divided by 12                                                     /12

15. Equals monthly benefit                                      $5,492.13
      beginning 2/1/2020 (based on life annuity)

*Assumes the employment of the Employee is terminated on December 31, 2001 for a reason entitling the Employee to received Termination Compensation under his Employment Agreement for the 60 month period beginning January 1, 2002 and ending December 31, 2006.

**Assumes the Employee elects to begin receiving his benefit under the qualified plan as of his Normal
  Retirement Date.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows:

                    Year                    Total W-2 Wages Compensation Under Š 2.14

                    1997                         241,742.00                   200,000.00
                    1998                         247,179.70                   200,000.00
                    1999                         252,765.65                   200,000.00
                    2000                         294,547.50                   200,000.00
                    2001                         368,014.76                   200,000.00

Average                                          280,849.92                   200,000.00

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the projected average Wage Base is $72,756 as follows:

                                  Year                          Wage Base

                                  1988                             45,000
                                  1989                             48,000
                                  1990                             51,300
                                  1991                             53,400
                                  1992                             55,500
                                  1993                             57,600
                                  1994                             60,600
                                  1995                             61,200
                                  1996                             62,700
                                  1997                             65,400
                                  1998                             68,400
                                  1999                             72,600
                                  2000                             76,200
                                  2001                             80,400

                                                           26

                                  2002                             80,400
                                  2003                             80,400
                                  2004                             80,400
                                  2005                             80,400
                                  2006                             80,400
                                  2007                             80,400
                                  2008                             80,400
                                  2009                             80,400
                                  2010                             80,400
                                  2011                             80,400
                                  2012                             80,400
                                  2013                             80,400
                                  2014                             80,400
                                  2015                             80,400
                                  2016                             80,400
                                  2017                             80,400
                                  2018                             80,400
                                  2019                             80,400
                                  2020                             80,400
                                  2021                             80,400
                                  2022                             80,400

Average Wage Base                                                  72,756

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of February 1, 2020)

1. Average Compensation                                      $368,014.76

2. Times 1%                                                        x .01

3. Equals                                                       3,680.15

4. Average Compensation over $83,040                          284,974.76

5. Times .5%                                                      x .005

6. Equals                                                       1,424.87

7. Subtotal (3) + (6)                                           5,105.02

8. Times Years of Creditable Service                               30.00
    (not to exceed 35 years)

9. Equals                                                     153,150.64

10. Not less than benefit accrued as of                       153,150.64
     December 31 preceding DOT

11. Equals                                                    153,150.64

12. Not less than Prior Accrued Benefit                        29,460.00
      as of 12/31/1995

13. Equals                                                    153,150.64

14. Less Qualified Plan Benefit                               -65,905.50

15. Non-Qualified Plan Benefit                                 87,245.14

16. Divided by 12                                                    /12

17. Equals monthly Non-qualified benefit                       $7,270.43
      beginning 2/1/2020 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $83,040 as follows:

                             Year                          Wage Base

                             1988                             45,000
                             1989                             48,000

                                                           28

                             1990                             51,300
                             1991                             53,400
                             1992                             55,500
                             1993                             57,600
                             1994                             60,600
                             1995                             61,200
                             1996                             62,700
                             1997                             65,400
                             1998                             68,400
                             1999                             72,600
                             2000                             76,200
                             2001                             80,400
                             2002                             83,700
                             2003                             87,000
                             2004                             90,600
                             2005                             94,200
                             2006                             98,100
                             2007                             98,100
                             2008                             98,100
                             2009                             98,100
                             2010                             98,100
                             2011                             98,100
                             2012                             98,100
                             2013                             98,100
                             2014                             98,100
                             2015                             98,100
                             2016                             98,100
                             2017                             98,100
                             2018                             98,100
                             2019                             98,100
                             2020                             98,100
                             2021                             98,100
                             2022                             98,100

Average Wage Base                                             83,040

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 30 years of service (25 Years of Service as of the Employee's actual date of termination plus 5 Years of
   Service in the compensation continuance period).

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

                                           Example 2a

Name:                                                          Leon Wilson
Date of Hire:                                                  June 6, 1977
Assumed Date of Termination:                                   January 31, 2010*
Benefit Commencement Date:                                     February 1, 2015**
Age as of payment date:                                        60

Qualified Plan Calculation (as of February 1, 2015):

1. Average Compensation                                             $225,000.00

2. Times 1%                                                               x .01

3. Equals                                                              2,250.00

4. Average Compensation over $89,976                                 135,024.00

5. Times .5%                                                             x .005

6. Equals                                                                675.12

7. Subtotal (3) + (6)                                                  2,925.12

8. Times Years of Service                                                 33.00
    (not to exceed 35 years)

9. Equals                                                             96,528.96

10. Times Early Payment Reduction Factor                                  x .86

11. Equals Early Reduced benefit                                      83,014.91
       beginning 2/1/2015

12. Not less than benefit accrued as of                               83,251.59
     December 31 preceding DOT

13. Equals                                                            83,251.59

14. Not less than Prior Accrued Benefit                               25,335.60
      as of 12/31/1995

15. Equals                                                            83,251.59

16. Divided by 12                                                           /12

17. Equals monthly benefit                                            $6,937.63
      beginning 2/1/2015 (based on life annuity)

*Assumes the employment of the Employee is terminated on January 31, 2010 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning February 1, 2010 and ending January 31, 2015.

**Assumes the Employee elects to begin receiving his benefits under the qualified plan as of the first day of the month next following the month in which he receives his last monthly payment of
  Termination Compensation under his Employment Agreement.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows assuming an annual 4% increase in compensation:

               Year                Total W-2 Wages Compensation Under & 2.14 *

               2005                     430,525.22                                   215,000.00
               2006                     447,746.23                                   220,000.00
               2007                     465,656.08                                   225,000.00
               2008                     484,282.32                                   230,000.00
               2009                     503,653.61                                   235,000.00
               2010                                                                  240,000.00

Average                                 466,372.69                                   225,000.00

* Projected Compensation Limit

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $89,976 as follows:

                                            Year                      Wage Base

                                            1988                         45,000
                                            1989                         48,000
                                            1990                         51,300
                                            1991                         53,400
                                            1992                         55,500
                                            1993                         57,600
                                            1994                         60,600
                                            1995                         61,200
                                            1996                         62,700
                                            1997                         65,400
                                            1998                         68,400
                                            1999                         72,600
                                            2000                         76,200
                                            2001                         80,400
                                            2002                         83,700
                                            2003                         87,000

                                                           31

                                            2004                         90,600
                                            2005                         94,200
                                            2006                         98,100
                                            2007                        102,000
                                            2008                        106,200
                                            2009                        110,400
                                            2010                        114,900
                                            2011                        114,900
                                            2012                        114,900
                                            2013                        114,900
                                            2014                        114,900
                                            2015                        114,900
                                            2016                        114,900
                                            2017                        114,900
                                            2018                        114,900
                                            2019                        114,900
                                            2020                        114,900
                                            2021                        114,900
                                            2022                        114,900

Average Wage Base                                                        89,976

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

        Age at Payment Commencement Date               Reduction Factor
                                      64                          0.980
                                      63                          0.960
                                      62                          0.940
                                      61                          0.920
                                      60                          0.860
                                      59                          0.800
                                      58                          0.725
                                      57                          0.650
                                      56                          0.575
                                      55                          0.500

14.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of February 1, 2015)

1. Average Compensation                                              $503,653.61

2. Times 1%                                                                x .01

3. Equals                                                               5,036.54

4. Average Compensation over $97,032                                  406,621.61

5. Times .5%                                                              x .005

6. Equals                                                               2,033.11

7. Subtotal (3) + (6)                                                   7,069.64

8. Times Years of Service                                                  35.00
    (not to exceed 35 years)

9. Equals                                                             247,437.55

10. Times Early Payment Reduction Factor                                   x .86

11. Equals Early Reduced benefit                                      212,796.29
       beginning 2/1/2015

10. Not less than benefit accrued as of                               212,982.31
     December 31 preceding DOT

11. Equals                                                            212,982.31

12. Not less than Prior Accrued Benefit                                25,335.60
      as of 12/31/1995

13. Equals                                                            212,982.31

14. Less Qualified Plan Benefit                                       -83,251.59

13. Equals                                                            129,730.72

14. Divided by 12                                                            /12

15. Equals monthly Non-qualified benefit                              $10,810.89
      beginning 2/1/2015 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $97,032 as follows:

                                                   Year                      Wage Base

                                                   1988                         45,000
                                                   1989                         48,000
                                                   1990                         51,300
                                                   1991                         53,400
                                                   1992                         55,500
                                                   1993                         57,600
                                                   1994                         60,600
                                                   1995                         61,200
                                                   1996                         62,700
                                                   1997                         65,400
                                                   1998                         68,400
                                                   1999                         72,600
                                                   2000                         76,200
                                                   2001                         80,400
                                                   2002                         83,700
                                                   2003                         87,000
                                                   2004                         90,600
                                                   2005                         94,200
                                                   2006                         98,100
                                                   2007                        102,000
                                                   2008                        106,200
                                                   2009                        110,400
                                                   2010                        114,900
                                                   2011                        119,400
                                                   2012                        124,200
                                                   2013                        129,300
                                                   2014                        134,400
                                                   2015                        139,800
                                                   2016                        139,800
                                                   2017                        139,800
                                                   2018                        139,800
                                                   2019                        139,800
                                                   2020                        139,800
                                                   2021                        139,800
                                                   2022                        139,800

Average Wage Base                                                               97,032

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (33 Years of Service as of the Employee's actual date of termination plus 2 Years of
   Service in the compensation continuance period).

10.  Plan benefits are reduced if paid prior to Normal Retirement Date per Section 5.2 of the BB&T Plan
      as follows:

        Age at Payment Commencement Date               Reduction Factor
                                      64                          0.980
                                      63                          0.960
                                      62                          0.940

                                                           34

                                      61                          0.920
                                      60                          0.860
                                      59                          0.800
                                      58                          0.725
                                      57                          0.650
                                      56                          0.575
                                      55                          0.500

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

                                            Example 2b

Name:                                                            Leon Wilson
Date of Hire:                                                    June 6, 1977
Assumed Date of Termination:                                     January 31, 2010*
Benefit Commencement Date:                                       February 1, 2020**
Age as of payment date:                                          65

Qualified Plan Calculation:

1. Average Compensation                                             $225,000.00

2. Times 1%                                                               x .01

3. Equals                                                              2,250.00

4. Average Compensation over $89,976                                 135,024.00

5. Times .5%                                                             x .005

6. Equals                                                                675.12

7. Subtotal (3) + (6)                                                  2,925.12

8. Times Years of Service                                                 33.00
    (not to exceed 35 years)

9. Equals                                                             96,528.96

10. Not less than benefit accrued as of                               96,804.18
     December 31 preceding DOT

11. Equals                                                            96,804.18

12. Not less than Prior Accrued Benefit                               29,460.00
      as of 12/31/1995

13. Equals                                                            96,804.18

14. Divided by 12                                                           /12

15. Equals monthly benefit                                            $8,067.02
      beginning 2/1/2020 (based on life annuity)

*Assumes the employment of the Employee is terminated on January 31, 2010 for a reason entitling the Employee to receive Termination Compensation under his Employment Agreement for the 60 month period beginning February 1, 2010 and ending January 31, 2015.

**Assumes the Employee elects to begin receiving his benefit under the qualified plan as of his Normal
  Retirement Date.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows assuming an annual 4% increase in compensation:

               Year                Total W-2 Wages                  Compensation Under Š 2.14*

               2005                     430,525.22                                  215,000.00
               2006                     447,746.23                                  220,000.00
               2007                     465,656.08                                  225,000.00
               2008                     484,282.32                                  230,000.00
               2009                     503,653.61                                  235,000.00
               2010                                                                 240,000.00

Average                                 466,372.69                                  225,000.00

* Projected Compensation Limit

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $89,976 as follows:

                                           Year                      Wage Base

                                           1988                         45,000
                                           1989                         48,000
                                           1990                         51,300
                                           1991                         53,400
                                           1992                         55,500
                                           1993                         57,600
                                           1994                         60,600
                                           1995                         61,200
                                           1996                         62,700
                                           1997                         65,400
                                           1998                         68,400
                                           1999                         72,600
                                           2000                         76,200
                                           2001                         80,400
                                           2002                         83,700
                                           2003                         87,000
                                           2004                         90,600
                                           2005                         94,200
                                           2006                         98,100
                                           2007                        102,000
                                           2008                        106,200
                                           2009                        110,400

                                                           37

                                           2010                        114,900
                                           2011                        114,900
                                           2012                        114,900
                                           2013                        114,900
                                           2014                        114,900
                                           2015                        114,900
                                           2016                        114,900
                                           2017                        114,900
                                           2018                        114,900
                                           2019                        114,900
                                           2020                        114,900
                                           2021                        114,900
                                           2022                        114,900

Average Wage Base                                                       89,976

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of February 1, 2020)

1. Average Compensation                                        $503,653.61

2. Times 1%                                                          x .01

3. Equals                                                         5,036.54

4. Average Compensation over $97,032                            406,621.61

5. Times .5%                                                        x .005

6. Equals                                                         2,033.11

7. Subtotal (3) + (6)                                             7,069.64

8. Times Years of Service                                            35.00
    (not to exceed 35 years)

9. Equals                                                       247,437.55

10. Not less than benefit accrued as of                         247,653.85
     December 31 preceding DOT

11. Equals                                                      247,653.85

12. Not less than Prior Accrued Benefit                          29,460.00
      as of 12/31/1995

13. Equals                                                      247,653.85

14. Less Qualified Plan Benefit                                 -96,804.18

15. Non-Qualified Plan Benefit                                  150,849.67

16. Divided by 12                                                      /12

17. Equals monthly Non-qualified benefit                        $12,570.81
      beginning 2/1/2020 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming a 4% annual increase) is $97,032 as follows:

                                          Year                      Wage Base

                                          1988                         45,000
                                          1989                         48,000
                                          1990                         51,300
                                          1991                         53,400
                                          1992                         55,500
                                          1993                         57,600
                                          1994                         60,600
                                          1995                         61,200
                                          1996                         62,700
                                          1997                         65,400
                                          1998                         68,400
                                          1999                         72,600
                                          2000                         76,200
                                          2001                         80,400
                                          2002                         83,700
                                          2003                         87,000
                                          2004                         90,600
                                          2005                         94,200
                                          2006                         98,100
                                          2007                        102,000
                                          2008                        106,200
                                          2009                        110,400
                                          2010                        114,900
                                          2011                        119,400
                                          2012                        124,200

                                                           39

                                          2013                        129,300
                                          2014                        134,400
                                          2015                        139,800
                                          2016                        139,800
                                          2017                        139,800
                                          2018                        139,800
                                          2019                        139,800
                                          2020                        139,800
                                          2021                        139,800
                                          2022                        139,800

Average Wage Base                                                      97,032

8. As per Section 8f of the Employee's Employment Agreement, in determining the Employee's Years of Service, the period of time over which the Employee receives Termination Compensation is taken into account (not to exceed a total of 35 years).  In this example, the Employee is credited with 35 years of service (33 Years of Service as of the Employee's actual date of termination plus 2 Years of
   Service in the compensation continuance period).

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

                                               Example 3

Name:                                                        Leon Wilson
Date of Hire:                                                June 6, 1977
Assumed Date of Termination:                                 January 31, 2020
Benefit Commencement Date:                                   February 1, 2020
Age as of payment date:                                      65

Qualified Plan Calculation (as of February 1, 2020):

1. Average Compensation                                         $287,000.00

2. Times 1%                                                           x .01

3. Equals                                                          2,870.00

4. Average Compensation over $101,340                            185,660.00

5. Times .5%                                                         x .005

6. Equals                                                            928.30

7. Subtotal (3) + (6)                                              3,798.30

8. Times Years of Service                                             35.00
    (not to exceed 35 years)

9. Equals                                                        132,940.50

10. Not less than benefit accrued as of                          133,039.20
     December 31 preceding DOT

11. Equals                                                       133,039.20

12. Not less than Prior Accrued Benefit                           29,460.00
      as of 12/31/1995

13. Equals                                                       133,039.20

14. Divided by 12                                                       /12

15. Equals monthly benefit                                       $11,086.60
      beginning 2/1/2020 (based on life annuity)

*Assumes the Employee retires at his Normal Retirement Age (age 65).  Thus, no Termination
Compensation is paid under his Employment Agreement.

Footnotes

1. Average Compensation equals highest 5 years compensation out of the last ten years worked as defined in Section 2.14 of the BB&T Corporation Pension Plan (BB&T Plan). Calculated as follows assuming an annual 4% increase in compensation:

                 Year                Total W-2 Wages                     Compensation Under Š 2.14 *

                 2015                     637,282.49                                      275,000.00
                 2016                     662,773.79                                      280,000.00
                 2017                     689,284.74                                      285,000.00
                 2018                     716,856.13                                      290,000.00
                 2019                     745,530.38                                      295,000.00
                 2020                                                                     300,000.00

              Average                     690,345.51                                      287,000.00

* Projected Compensation Limits

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $101,340 as follows:

                                          Year                      Wage Base

                                          1988                         45,000
                                          1989                         48,000
                                          1990                         51,300
                                          1991                         53,400
                                          1992                         55,500
                                          1993                         57,600
                                          1994                         60,600
                                          1995                         61,200
                                          1996                         62,700
                                          1997                         65,400
                                          1998                         68,400
                                          1999                         72,600
                                          2000                         76,200
                                          2001                         80,400
                                          2002                         83,700
                                          2003                         87,000
                                          2004                         90,600
                                          2005                         94,200
                                          2006                         98,100
                                          2007                        102,000
                                          2008                        106,200
                                          2009                        110,400
                                          2010                        114,900
                                          2011                        119,400
                                          2012                        124,200
                                          2013                        129,300

                                                           42

                                          2014                        134,400
                                          2015                        139,800
                                          2016                        145,500
                                          2017                        151,200
                                          2018                        157,200
                                          2019                        163,500
                                          2020                        170,100
                                          2021                        177,000
                                          2022                        184,200

Average Wage Base                                                     101,340

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

SERP Benefit (as of February 1, 2020)

1. Average Compensation                                              $690,345.51

2. Times 1%                                                                x .01

3. Equals                                                               6,903.46

4. Average Compensation over $101,340                                 589,005.51

5. Times .5%                                                              x .005

6. Equals                                                               2,945.03

7. Subtotal (3) + (6)                                                   9,848.48

8. Times Years of Service                                                  35.00
    (not to exceed 35 years)

9. Equals                                                             344,696.89

10. Not less than benefit accrued as of December 31                   344,795.59
     preceding the Date of Termination

11. Equals                                                            344,795.59

12. Not less than Prior Accrued Benefit                                29,460.00
      as of December 31, 1995

13. Equals                                                            344,795.59

14. Less Qualified Plan Benefit                                      -133,039.20

15. Non-Qualified Plan Benefit                                        211,756.39

16. Divided by 12                                                            /12

17. Equals monthly Non-qualified benefit                              $17,646.37
      beginning 2/1/2020 (based on life annuity)

Footnotes

1. As per section 8f of the Employee's Employment Agreement, "Termination Compensation" will be included in calculation of Average Compensation under the BB&T Corporation Non-Qualified
    Defined Benefit Plan. As modified by the Employment Agreement, Average Compensation will be the greater of (i) the Employee's Average Compensation as determined under the Qualified Plan as of his actual date of termination or (ii) the amount of his Termination Compensation.  The Non-Qualified
    Plan (i.e., the SERP) does not use the various limits on compensation imposed on the Qualified Plan.

2. Per Section 5.1 of the BB&T Plan

4. The BB&T Plan benefit formula in Section  5.1 for a benefit based on "Average Compensation in
    excess of Covered Compensation."   The Covered Compensation is calculated by taking an average of the Social Security wage base as defined in Section 230 of the Social Security Act for each year during the 35 year period ending with the year in which the Participant attains his Social Security
    Retirement Age.

    For this calculation, the average Wage Base (assuming an annual 4% increase) is $101,340 as follows:

                                          Year                      Wage Base

                                          1988                         45,000
                                          1989                         48,000
                                          1990                         51,300
                                          1991                         53,400
                                          1992                         55,500
                                          1993                         57,600
                                          1994                         60,600
                                          1995                         61,200
                                          1996                         62,700
                                          1997                         65,400
                                          1998                         68,400
                                          1999                         72,600
                                          2000                         76,200
                                          2001                         80,400
                                          2002                         83,700
                                          2003                         87,000
                                          2004                         90,600
                                          2005                         94,200
                                          2006                         98,100
                                          2007                        102,000
                                          2008                        106,200
                                          2009                        110,400
                                          2010                        114,900
                                          2011                        119,400
                                          2012                        124,200
                                          2013                        129,300
                                          2014                        134,400
                                          2015                        139,800
                                          2016                        145,500
                                          2017                        151,200

                                                           44

                                          2018                        157,200
                                          2019                        163,500
                                          2020                        170,100
                                          2021                        177,000
                                          2022                        184,200

Average Wage Base                                                     101,340

12.  When the Southern National Plan merged with the BB&T Plan as of December 31, 1995 all persons who were participants on that date had a frozen benefit calculated equal to the Accrued
      Benefit as of December 31, 1995 per Section 5.1 of the BB&T Plan

