Form 10-K
period 2002-12-31
BB&T CORP
filed 2003-03-07
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒  NO ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 30, 2002, was approximately $18.2 billion. The number of shares of the Registrant's Common Stock outstanding on January 31, 2003, was 470,949,530. No shares of preferred stock were outstanding at January 31, 2003.

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 22, 2003, are incorporated by reference in Part III of this report.

The Exhibit Index begins on page 114.

CROSS REFERENCE INDEX

			Page
PART I	Item 1	Business	4

	Item 2	Properties	16, 74

	Item 3	Legal Proceedings	92

	Item 4	Submission of Matters to a Vote of Shareholders None.

PART II	Item 5	Market for the Registrant’s Common Stock and Related Shareholder Matters	48

	Item 6	Selected Financial Data	51

	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	40

	Item 8	Financial Statements and Supplementary Data

		Consolidated Balance Sheets at December 31, 2002 and 2001	56

		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2002	57

		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2002	58

		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002	59

		Notes to Consolidated Financial Statements	60

		Reports of Independent Public Accountants	54, 55

		Quarterly Financial Summary for 2002 and 2001	50

	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures. None.

PART III	Item 10	Directors and Executive Officers of the Registrant	*, 16

	Item 11	Executive Compensation	*

	Item 12	Security Ownership of Certain Beneficial Owners and Management	*

	Item 13	Certain Relationships and Related Transactions	*

	Item 14	Controls and Procedures	108

PART IV	Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	114

		Signatures	109

		Certification of Chief Executive Officer	112

		Certification of Chief Financial Officer	113

(a)	See Item 8

(b)	Current Reports on Form 8-K filed during the fourth quarter of 2002.

Type	Date Filed	Reporting Purpose
Item 9.	October 3, 2002	To announce the signing of a definitive agreement to acquire FloridaFirst Bancorp, Inc. of Lakeland, Florida

Item 9.	October 11, 2002	To announce BB&T’s third quarter earnings.

Item 5.	October 31, 2002	To announce that the merger agreement between BB&T and FloridaFirst Bancorp had been terminated.

(c)	Exhibits—See Item 15

(d)	Financial Statement Schedules—See Item 15

*	The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation of Executive Officers”, “Retirement Plans” and “Compensation Committee Report on Executive Compensation” in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Security Ownership” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Compensation Committee Interlocks and Insider Participation” and “Transactions with Executive Officers and Directors” in the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders.

DESCRIPTION OF BUSINESS

General

BB&T Corporation (“BB&T” or “the Corporation”) is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its banking subsidiaries, which have offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Indiana and the metropolitan Washington, D.C. area.

Forward-Looking Statements

This report contains forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce net interest margins and/or the volumes and values of loans made or held as well as the value of other financial assets held; (3) general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit or other services; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged; (5) costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected; (6) expected cost savings associated with pending or recently completed mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following pending or recently completed mergers may be greater than expected; (8) competitors of BB&T may have greater financial resources and develop products that enable such competitors to compete more successfully than BB&T; and (9) adverse changes may occur in the securities markets.

Significant Subsidiaries

At December 31, 2002, the principal assets of BB&T included all of the outstanding shares of common stock of:

•	Branch Banking and Trust Company, Winston-Salem, North Carolina;

•	Branch Banking and Trust Company of South Carolina, Greenville, South Carolina;

•	Branch Banking and Trust Company of Virginia, Richmond, Virginia;

•	Regional Acceptance Corporation, Greenville, North Carolina;

•	Scott & Stringfellow, Inc., Richmond, Virginia;

•	MidAmerica Gift Certificate Company, Louisville, Kentucky;

•	Sheffield Financial LLC, Clemmons, North Carolina; and

•	BB&T Factors Corporation, High Point, North Carolina.

Branch Banking and Trust Company (“Branch Bank”), BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. The following table reflects BB&T’s deposit market share and branch locations by state at December 31, 2002.

Table 1

BB&T Deposit Market Share and Branch Locations by State

December 31, 2002

	% of BB&T’s Deposits	Deposit Market Share Rank	Number of Branches
North Carolina *	32%	2nd	335
Virginia	19	4th	241
Georgia	11	6th	117
Kentucky	8	3rd	105
South Carolina	10	3rd	94
West Virginia	9	1st	88
Maryland	7	6th	76
Tennessee	2	12th	38
Florida	1	33rd	18
Washington, D.C.	1	6th	7

*	Excludes home office deposits
Source:	SNL Financial

In addition to the markets described in the table above, BB&T operated two branches in Alabama and one branch in Indiana. After the completion of pending acquisitions with Equitable Bank and First Virginia Banks, Inc., BB&T will operate 539 branches in Virginia, 136 branches in Maryland and 49 branches in Tennessee, and increase its deposits market share rank to 2nd, 10th, and 4th in Virginia, Tennessee and the Washington D.C. area, respectively. BB&T’s presence and deposit market share in other states listed in the table above will not change as a result of these pending acquisitions.

Branch Bank’s principal subsidiaries include BB&T Leasing Corp., based in Charlotte, North Carolina, which provides lease financing to commercial businesses; BB&T Investment Services, Inc., located in Charlotte, North Carolina, which offers nondeposit investment alternatives, including fixed-rate and variable-rate annuities, mutual funds and discount brokerage services; BB&T Insurance Services, Inc., headquartered in Raleigh, North Carolina, which was the 10th largest retail insurance broker in the country at December 31, 2002, and offers property and casualty, life, employee benefits, surety, title, and other insurance products through its 71 agencies in 8 states; and Stanley, Hunt, DuPree & Rhine Inc., with dual headquarters in Greensboro, North Carolina and Greenville, South Carolina, which offers group medical plans, insurance and investment consulting, and actuarial services.

Branch Bank has a number of additional subsidiaries including but not limited to the following: Prime Rate Premium Finance Corporation, Inc. (“Prime Rate”), located in Florence, South Carolina, which provides insurance premium financing primarily to clients in BB&T’s principal market area; Laureate Capital Corp. (“Laureate”), located in Charlotte, North Carolina, which principally specializes in arranging and servicing commercial mortgage loans; Lendmark Financial Services, Inc. (“Lendmark”), located in Conyers, Georgia, which offers alternative consumer and mortgage loans to clients unable to meet BB&T’s normal consumer and mortgage loan guidelines; and Cooney Rikard & Curtin Inc. (“CRC”), based in Birmingham, Alabama, which was the 4th largest wholesale insurance broker in the country with 14 offices and representation in 47 states at December 31, 2002.

Branch Banking and Trust Company of South Carolina (“BB&T-SC”) operated 94 banking offices at December 31, 2002. BB&T-SC is the third largest bank in South Carolina in terms of deposit market share.

Branch Banking and Trust Company of Virginia (“BB&T-VA”) operated 241 banking offices in Virginia at December 31, 2002. BB&T-VA is the fourth largest bank in Virginia in terms of deposit market share.

Scott & Stringfellow, Inc. (“Scott & Stringfellow”) is an investment banking and full-service brokerage firm located in Richmond, Virginia. At December 31, 2002, Scott & Stringfellow operated 23 full-service retail brokerage offices in Virginia, 12 in North Carolina, and 7 in South Carolina. Scott & Stringfellow specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking, financial advisory services, and debt underwriting services to a variety of regional tax-exempt issuers.

The primary services offered by BB&T’s subsidiaries include:

•	small business lending

•	commercial middle market lending

•	real estate lending

•	retail lending

•	home equity lending

•	sales finance

•	mortgage lending

•	leasing

•	asset management

•	trust services

•	agency insurance

•	wholesale insurance brokerage

•	treasury services

•	investment brokerage services

•	capital markets services

•	factoring

•	asset-based lending

•	international banking services

•	cash management

•	electronic payment services

•	credit and debit card services

•	consumer finance

•	payroll processing

•	gift certificate services

The following table discloses selected financial information related to BB&T’s significant banking subsidiaries. Additionally, please see Note 20 in the “Notes to Consolidated Financial Statements” for further discussion relating to BB&T’s reportable business segments.

Table 2

Selected Financial Data of Significant Banking Subsidiaries

(Dollars in thousands)

	As of / For the Year Ended December 31, 2002
	Branch Bank	BB&T-SC	BB&T-VA
Total assets	$65,629,555	$6,279,959	$11,797,675
Securities	13,679,859	127,567	3,287,671
Loans and leases, net of unearned income (1)	43,659,450	5,303,769	7,394,505
Deposits	39,486,381	4,372,746	9,053,880
Shareholder’s equity	6,462,209	542,184	1,017,837

Net interest income	2,151,764	191,355	329,163
Provision for loan and lease losses	173,322	34,925	9,463
Noninterest income	1,446,179	93,646	139,253
Noninterest expense	1,925,328	147,560	291,387
Net income	1,107,470	65,874	110,831

	As of / For the Year Ended December 31, 2001
	Branch Bank	BB&T-SC	BB&T-VA
Total assets	$54,887,883	$6,294,110	$10,945,076
Securities	13,226,304	232,304	2,711,756
Loans and leases, net of unearned income (1)	36,384,003	4,723,568	6,165,161
Deposits	32,900,901	4,569,321	8,297,098
Shareholder’s equity	4,939,604	504,439	1,009,316

Net interest income	1,821,086	211,839	335,451
Provision for loan and lease losses	138,533	21,666	33,933
Noninterest income	1,164,030	81,792	147,343
Noninterest expense	1,691,672	151,143	370,451
Net income	811,182	80,759	48,889

	As of / For the Year Ended December 31, 2000
	Branch Bank	BB&T-SC	BB&T-VA
Total assets	$50,094,076	$5,249,100	$9,785,950
Securities	13,132,843	389,331	1,696,508
Loans and leases, net of unearned income (1)	32,603,764	4,008,789	6,018,130
Deposits	30,966,539	3,952,819	7,827,976
Shareholder’s equity	4,033,970	378,740	913,019

Net interest income	1,515,718	230,877	369,419
Provision for loan and lease losses	85,852	12,554	16,414
Noninterest income	653,004	55,306	73,968
Noninterest expense	1,391,964	125,123	288,042
Net income	484,347	95,175	88,844

(1)	Includes loans held for sale.

Merger Strategy

BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BB&T’s acquisition strategy is focused on three primary objectives:

•	to pursue acquisitions of banks and thrifts in the Carolinas, Virginia, Maryland, Washington D.C., Georgia, West Virginia, Tennessee, Kentucky, Ohio and Florida, generally with assets in the $250 million to $10 billion range,

•	to acquire companies in niche markets that provide products or services that can be offered through the existing distribution system to BB&T’s current customer base, and

•	to consider strategic acquisitions in new markets that are economically feasible and provide positive long-term benefits.

BB&T has consummated acquisitions of 56 community banks and thrifts, 60 insurance agencies and 21 non-bank financial services providers over the last fifteen years. BB&T expects, in the long-term, to continue to take advantage of the consolidation in the financial services industry and expand and enhance its franchise through mergers and acquisitions. The consideration paid for these acquisitions may be in the form of cash, debt or BB&T stock. The amount of consideration paid to complete these transactions may be in excess of the book value of the underlying net assets acquired, which could have a dilutive effect on BB&T’s earnings per share or book value. In addition, acquisitions often result in significant front-end charges against earnings; however, cost savings and revenue enhancements, especially incident to in-market bank and thrift acquisitions, are also typically anticipated.

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

Market Area

BB&T’s primary market area consists of North and South Carolina, Virginia, Maryland, Georgia, eastern Tennessee, West Virginia, Kentucky, northern Florida and Washington, D.C. The area’s employment base is diverse and primarily consists of manufacturing, general services, agricultural, wholesale/retail trade, technology and financial services. BB&T believes its current market area is economically stable and will support consistent growth in assets and deposits in the future. Even so, management intends to continue expanding and diversifying the BB&T franchise. Management strongly believes that BB&T’s community bank approach to providing client service is a competitive advantage, which strengthens the Corporation’s ability to enter new markets and effectively provide financial products and services to businesses and individuals in these markets.

Lending Activities

The primary goal of the BB&T lending function is to help clients achieve their financial goals by providing quality loans that are fair to the clients and profitable to the Corporation. This purpose can best be accomplished by building strong, profitable client relationships over time, with BB&T becoming an important contributor to the prosperity and well being of its clients. BB&T’s philosophy of lending is to attempt to meet the business and consumer credit needs within defined market segments where standards of profitability, client relationships and credit quality can be met. Based on internal analyses, this philosophy has resulted in BB&T’s loan portfolio consistently outperforming the average of a group of BB&T’s peer banks in terms of asset quality, portfolio yield and rate of growth.

BB&T focuses lending efforts on small to intermediate commercial and industrial loans, one-to-four family residential mortgage loans and consumer loans. Typically, fixed-rate conforming residential mortgage loans are sold in the secondary mortgage market and adjustable-rate residential mortgages are generally retained in the portfolio. Servicing rights on mortgage loans sold are typically retained by BB&T. As of December 31, 2002, BB&T’s total residential mortgage servicing portfolio was approximately $34.8 billion. BB&T conducts the majority of its lending activities in the context of the Corporation’s community bank operating model, with lending decisions made as close to the client as practicable.

The following table summarizes BB&T’s loan portfolio based on the underlying collateral, rather than the primary purpose of the loan.

Table 3

Composition of Loan and Lease Portfolio

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Commercial, financial and agricultural loans	$7,061,493	$6,551,073	$6,555,578	$6,025,337	$5,675,978
Lease receivables	5,156,307	5,012,110	4,453,598	2,606,002	1,620,326
Real estate—construction and land development loans	5,291,719	5,334,108	4,264,275	4,227,146	3,288,411
Real estate—mortgage loans	30,023,470	25,542,288	25,239,698	22,712,509	20,574,669
Consumer loans	6,412,563	5,965,010	5,891,059	5,091,840	4,505,704

Total loans and leases held for investment	53,945,552	48,404,589	46,404,208	40,662,834	35,665,088
Loans held for sale	2,377,707	1,907,416	906,244	390,338	1,375,135

Total loans and leases	56,323,259	50,312,005	47,310,452	41,053,172	37,040,223
Less: unearned income	(2,805,246)	(2,868,832)	(2,483,377)	(1,250,129)	(746,031)

Net loans and leases	$53,518,013	$47,443,173	$44,827,075	$39,803,043	$36,294,192

Mortgage Banking

Branch Bank is a large originator of residential mortgage loans, with originations in 2002 of $14.1 billion. Branch Bank offers various types of fixed- and adjustable-rate loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. Risks associated with the residential lending function include interest rate risk, which is mitigated through the sale of substantially all conforming fixed-rate loans, and default risk by the borrower, which is lessened through underwriting procedures and mortgage insurance. Branch Bank also purchases residential mortgage loans from more than 100 correspondent originators. The loans purchased from third-party originators are subject to the same underwriting and risk management criteria as loans originated internally.

Laureate Capital, a wholly owned subsidiary of Branch Bank, provides commercial mortgage banking services that include arranging and servicing permanent commercial mortgage loans for third party investors.

Commercial Lending

BB&T’s commercial lending program is generally targeted to serve small-to-middle market businesses with sales of $200 million or less. The bank also makes loans to larger corporate customers where requirements of quality, profitability and relationship are met. Commercial lending includes commercial, financial, agricultural, industrial and real estate loans. Pricing on commercial loans is usually tied to market indexes, such as the prime rate and the London Interbank Offered Rate (“LIBOR”). For the fifth consecutive year, BB&T received recognition from the U.S. Small Business Administration as one of the top two “small business friendly” banks in the United States. Management believes that commercial lending to small and mid-sized businesses is among BB&T’s strongest markets.

Construction Lending

Real estate construction loans include construction / permanent loans, which are intended to convert to permanent one-to-four family residential mortgage loans upon completion of the construction and loans to builders and developers of residential properties. BB&T is also a commercial construction lender. Loans for commercial construction are usually granted to in-market developers, businesses, individuals or real estate investors for the construction of commercial structures in BB&T’s market area. They are made for purposes including, but not limited to, the construction of industrial facilities, apartments, shopping centers, office buildings, hotels and warehouses. The properties may be constructed for sale, lease or owner-occupancy.

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

Leasing

BB&T provides commercial leasing services through BB&T Leasing Corp. (“Leasing”), a subsidiary of Branch Bank. Leasing provides three primary products: finance or capital leases, true leases (as defined under the Internal Revenue Code) and other operating leases for vehicles, rolling stock and tangible personal property. Leasing also provides lease-related services for small to medium-sized commercial customers. In addition to the services offered by Leasing, other BB&T subsidiaries provide leases to municipalities and invest in various types of leveraged lease transactions.

The following table presents BB&T’s total loan portfolio based on the primary purpose of the loan, rather than the underlying collateral:

Table 4

Composition of Loan and Lease Portfolio Based on Loan Purpose

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Loans and leases, net of unearned income
Business loans	$26,441,309	$23,640,081	$21,885,646	$18,884,501	$16,308,568
Lease receivables	2,527,173	2,319,061	2,100,965	1,508,396	992,684

Total commercial loans and leases	28,968,482	25,959,142	23,986,611	20,392,897	17,301,252

Sales Finance	3,374,419	2,940,364	2,844,970	2,565,439	2,254,190
Revolving Credit	1,050,738	951,319	863,089	713,585	602,521
Direct Retail	9,522,451	8,273,829	8,336,368	7,526,163	6,466,926

Total consumer loans	13,947,608	12,165,512	12,044,427	10,805,187	9,323,637

Residential mortgage loans	10,601,923	9,318,519	8,796,037	8,604,959	9,669,303

Total loans and leases (1)	$53,518,013	$47,443,173	$44,827,075	$39,803,043	$36,294,192

(1)	Includes loans held for sale.

The following table reflects the scheduled maturities of commercial, financial and agricultural loans, as well as construction loans:

Table 5

Selected Loan Maturities and Interest Sensitivity (1)

	December 31, 2002
	Commercial, Financial and Agricultural	Real Estate: Construction	Total
	(Dollars in thousands)
Fixed rate:
1 year or less (2)	$406,565	$145,528	$552,093
1-5 years	692,026	249,139	941,165
After 5 years	137,169	76,296	213,465

Total	1,235,760	470,963	1,706,723

Variable rate:
1 year or less (2)	3,227,456	2,781,576	6,009,032
1-5 years	2,184,650	1,721,010	3,905,660
After 5 years	413,627	318,170	731,797

Total	5,825,733	4,820,756	10,646,489

Total loans and leases (3)	$7,061,493	$5,291,719	$12,353,212

(1)	Balances include unearned income.
(2)	Includes loans due on demand.

(Dollars in thousands)
(3) The above table excludes:
(i) consumer loans to individuals for household, family and other personal expenditures	$6,412,563
(ii) real estate mortgage loans	30,023,470
(iii) loans held for sale	2,377,707
(iv) lease receivables	5,156,307

Total	$43,970,047

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is management’s estimate of probable inherent credit losses in the loan and lease portfolios at the balance sheet date. The Company determines the allowance based on an ongoing evaluation of the loan and lease portfolios. This evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. Increases to the allowance are made by charges to the provision for loan and lease losses, which is reflected in the Consolidated Statements of Income. Loans or leases deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance.

The allowance is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent estimates performed pursuant to either SFAS  No. 5, “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” Management’s estimate of each SFAS No. 5 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry loan concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments and results from external bank regulatory examinations. Reserves for commercial loans are determined by applying loss percentages to the portfolio based on management’s evaluation and “risk grading” of the commercial loan portfolio adjusted to give effect to current economic trends. Reserves are provided for noncommercial loan categories based on a four-year weighted average of actual loss experience adjusted to give effect to current economic trends, which is applied to the total outstanding loan balance of each loan category. Specific reserves are typically provided on all impaired commercial loans in excess of a defined threshold that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of BB&T’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided under SFAS No. 114 are excluded from the reserves calculated in accordance with SFAS No. 5 to prevent duplicate reserves. BB&T’s objective is to maintain a loan portfolio that is diverse in terms of loan type, industry concentration, geographic distribution and borrower concentration in order to manage overall credit risk by minimizing the adverse impact of any single event or combination of related events.

A portion of the Corporation’s allowance for loan and lease losses is not allocated to any specific category of loans. This unallocated portion of the allowance reflects the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the unallocated portion, the portion of the allowance considered unallocated may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the allowance, including historical loss experience, current economic conditions, industry or borrower concentrations and the status of merged institutions. While the unallocated allowance is available to absorb losses in excess of the amounts allocated to specific loan categories, allocated portions of the allowance are also available to absorb losses in any loan or lease category. Management evaluates the adequacy of the allowance for loan and lease losses based on the combined total of the allocated and unallocated components.

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

The following table presents an allocation of the allowance for loan and lease losses at the end of each of the past five years. The allowance has been allocated by applying the methodologies described above to the loan portfolios based on the underlying collateral of the loans. Amounts applicable to years prior to 2002 have been restated for acquisitions accounted for as poolings of interests. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 6

Allocation of Allowance for Loan and Lease Losses by Category

	December 31,
	2002		2001		2000		1999		1998
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Balances at end of period applicable to:
Commercial, financial and agricultural	$150,700	12.5%	$133,238	13.0%	$120,486	13.9%	$99,424	14.7%	$81,641	15.3%
Real estate:
Construction and land development	85,525	9.4	79,443	10.6	55,874	9.0	42,041	10.3	30,484	8.9
Mortgage	332,490	57.5	234,872	54.6	199,864	55.3	173,862	56.3	170,578	59.3

Total real estate	418,015	66.9	314,315	65.2	255,738	64.3	215,903	66.6	201,062	68.2

Consumer	64,209	11.4	54,668	11.9	49,575	12.5	60,255	12.4	58,939	12.2
Lease receivables	45,173	9.2	38,098	9.9	30,702	9.3	18,193	6.3	6,726	4.3
Unallocated	45,588	—	104,099	—	121,606	—	135,461	—	142,251	—

Total	$723,685	100.0%	$644,418	100.0%	$578,107	100.0%	$529,236	100.0%	$490,619	100.0%

Information relevant to BB&T’s allowance for loan and lease losses for the last five years is presented in the following table.

Table 7

Analysis of Allowance for Loan and Lease Losses

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance, beginning of period	$644,418	$578,107	$529,236	$490,619	$435,693

Charge-offs:
Commercial, financial and agricultural	(84,967)	(63,387)	(33,214)	(34,693)	(23,605)
Real estate	(61,608)	(41,035)	(20,759)	(19,239)	(16,165)
Consumer	(144,609)	(124,359)	(93,040)	(79,075)	(85,505)
Lease receivables	(5,965)	(2,448)	(3,502)	(993)	(1,167)

Total charge-offs	(297,149)	(231,229)	(150,515)	(134,000)	(126,442)

Recoveries:
Commercial, financial and agricultural	18,029	14,985	12,358	13,087	9,649
Real estate	6,345	4,824	3,788	4,823	4,787
Consumer	24,890	23,955	21,430	17,344	15,645
Lease receivables	1,353	375	312	107	425

Total recoveries	50,617	44,139	37,888	35,361	30,506

Net charge-offs	(246,532)	(187,090)	(112,627)	(98,639)	(95,936)

Provision charged to expense	263,700	224,318	147,187	126,559	126,269

Allowance of loans acquired in purchase transactions, net	62,099	29,083	14,311	10,697	24,593

Balance, end of period	$723,685	$644,418	$578,107	$529,236	$490,619

Average loans and leases (1)	$50,851,417	$46,587,780	$41,933,641	$37,819,870	$34,216,258

Net charge-offs as a percentage of average loans and leases	.48%	.40%	.27%	.26%	.28%

(1)	Loans and leases are net of unearned income and include loans held for sale.

Nonperforming Assets and Classified Assets

Nonperforming assets include nonaccrual loans and leases, foreclosed real estate and other repossessed collateral. BB&T generally places loans and leases on nonaccrual status when any portion of principal or interest becomes 90 days past due, or earlier if full collection of principal and interest become doubtful. Loans past due 90 days or more may remain on accrual status if management determines that concern over the collectibility of principal and interest is not significant. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as the ultimate collection of the principal remains in doubt. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when the collectibility of principal or interest is no longer doubtful.

Investment Activities

Investment securities represent a sizeable portion of BB&T’s assets. BB&T’s subsidiary banks invest in securities as allowable under bank regulations. These securities include all obligations of the U.S. Treasury, agencies of the U.S. government, including mortgage-backed securities and certain derivatives, bank eligible obligations of any state or political subdivision, bank eligible corporate obligations, including commercial paper, negotiable certificates of deposit, bankers acceptances, mutual funds and limited types of equity securities. BB&T’s bank subsidiaries may also deal in securities subject to the provisions of the GLB Act. Scott & Stringfellow, Inc., BB&T’s full-service brokerage and investment banking subsidiary, engages in the underwriting, trading and sales of equity and debt securities subject to the risk management policies of the Corporation.

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

The following table provides information regarding the composition of BB&T’s securities portfolio at the end of each of the past three years. The trading securities reflected in the accompanying table represent positions held primarily by Scott & Stringfellow, Inc.

Table 8

Composition of Securities Portfolio

	December 31,
	2002	2001	2000
	(Dollars in thousands)
Trading Securities (at estimated fair value):	$148,488	$97,675	$96,719

Securities held to maturity (at amortized cost):
U.S. Treasury and U.S. government agency obligations	55,523	40,496	536,863
States and political subdivisions	—	—	80,479
Mortgage-backed securities	—	—	1,739
Other securities	—	—	3,021

Total securities held to maturity	55,523	40,496	622,102

Securities available for sale (at estimated fair value):
U.S. Treasury and U.S. government agency obligations	11,560,414	10,918,219	9,727,118
States and political subdivisions	912,598	1,008,973	1,038,555
Mortgage-backed securities	3,869,037	3,425,288	2,805,607
Other securities	1,257,428	1,269,204	1,659,843

Total securities available for sale	17,599,477	16,621,684	15,231,123

Total securities	$17,803,488	$16,759,855	$15,949,944

Sources of Funds

Deposits are the primary source of funds for lending and investing activities. Scheduled payments, as well as prepayments, loan sales and maturities from portfolios of loans and investment securities also provide a stable source of funds. Federal Home Loan Bank (“FHLB”) advances, other secured borrowings, Federal funds purchased and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources.

Deposits

Deposits are attracted principally from clients within BB&T’s market area through the offering of a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money rate savings, investor deposit accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability of and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. Client deposits are attractive sources of liquidity because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other BB&T services.

The following table provides information regarding the scheduled maturities of time deposits that are $100,000 and greater at December 31, 2002.

Table 9

Scheduled Maturities of Time Deposits $100,000 and Greater

December 31, 2002

(Dollars in thousands)

Maturity Schedule
Less than three months	$2,138,248
Three through six months	1,156,286
Seven through twelve months	926,910
Over twelve months	2,092,191

Total	$6,313,635

Borrowed Funds

BB&T’s ability to borrow funds from nondeposit sources provides additional flexibility in meeting the liquidity needs of customers. Short-term borrowed funds include master notes, securities sold under repurchase agreements, short-term FHLB advances, Federal funds purchased and U.S. Treasury tax and loan depository note accounts. See Note 9. in the “Notes to Consolidated Financial Statements” for additional disclosures related to short-term borrowed funds. The following table summarizes certain pertinent information for the past three years with respect to BB&T’s short-term borrowed funds:

Table 10

Short-Term Borrowed Funds

	As of / For the Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Securities Sold Under Agreements to Repurchase
Maximum outstanding at any month-end during the year	$2,568,897	$2,532,813	$2,401,223
Balance outstanding at end of year	2,511,530	2,175,510	2,371,054
Average outstanding during the year	2,479,185	2,162,917	2,220,242
Average interest rate during the year	2.02%	3.76%	5.74%
Average interest rate at end of year	1.64	2.07	5.76

Other Short-term Borrowed Funds
Maximum outstanding at any month-end during the year	$4,542,536	$4,866,565	$6,421,042
Balance outstanding at end of year	2,885,429	4,473,590	4,938,924
Average outstanding during the year	2,914,294	4,101,183	4,690,607
Average interest rate during the year	1.58%	3.82%	6.05%
Average interest rate at end of year	1.00	4.39	6.22

BB&T also utilizes longer-term borrowings when management determines that the pricing and maturity options available through these sources create cost-effective options for funding asset growth and satisfying capital needs. BB&T’s long-term borrowings include capitalized leases, medium-term bank notes, long-term FHLB advances, and other secured borrowings, subordinated debt issued by BB&T Corporation or the subsidiary banks and trust preferred securities. See Note 10. in the “Notes to Consolidated Financial Statements” for additional disclosures related to long-term borrowings.

Employees

At December 31, 2002, BB&T had approximately 22,500 full-time equivalent employees compared to approximately 20,400 full-time equivalent employees at December 31, 2001.

Properties

BB&T and its significant subsidiaries occupy headquarters offices that are either owned or operated under long-term leases, and also own free-standing operations centers, with its primary operations and information technology center located in Wilson, North Carolina. BB&T also owns or leases significant office space used as the Corporation’s headquarters in Winston-Salem, North Carolina. At December 31, 2002, BB&T’s subsidiary banks operated 1,122 branch offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Indiana and Washington, D.C. BB&T also operates numerous insurance agencies and other facilities. Office locations are owned or leased. Management believes that the premises occupied by BB&T and its subsidiaries are well-located and suitably equipped to serve as financial services facilities. See Note 6. “Premises and Equipment” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to BB&T’s properties and other fixed assets.

Executive Officers of BB&T

BB&T’s Chairman and Chief Executive Officer is John A. Allison, IV. As of December 31, 2002, Mr. Allison is 54 and has 32 years of service with the Corporation. Henry G. Williamson, Jr., is BB&T’s Chief Operating Officer. Mr. Williamson is 55 and has 31 years of service with the Corporation. Kelly S. King is the President of BB&T Corporation and is the Senior Executive Vice President for the Branch Network. Mr. King is 54 and has 31 years of service with the Corporation. W. Kendall Chalk is a Senior Executive Vice President and the Corporation’s Chief Credit Officer. Mr. Chalk is 57 and has served the Corporation for 28 years. Scott E. Reed is a Senior Executive Vice President and the Corporation’s Chief Financial Officer. Mr. Reed is 54 and has 31 years of service with the Corporation. Robert E. Greene is the President of Branch Banking and Trust Company and is the Senior Executive Vice President for Administrative Services for the Corporation. Mr. Greene is 52 and has served the Corporation for 30 years. Sherry A. Kellett is a Senior Executive Vice President and the Corporation’s Controller. Ms. Kellett is 58 and has 18 years of service with the Corporation. C. Leon Wilson III is a Senior Executive Vice President and is the Corporation’s Operations Division Manager. Mr. Wilson is 47 and has served BB&T for 26 years.

Web Site Access to BB&T’s Filings with the Securities and Exchange Commission

All of BB&T’s electronic filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are made available at no cost on the Corporation’s web site, www.bbandt.com, through the Investor Relations link as soon as reasonably practicable after BB&T files such material with, or furnishes it to, the SEC. BB&T’s SEC filings are also available through the SEC’s web site at www.sec.gov.

REGULATORY CONSIDERATIONS

General

As a financial holding company under the Gramm-Leach-Bliley Act of 1999, BB&T is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the “BHCA”) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As state-chartered commercial banks, Branch Bank, BB&T-SC and BB&T-VA (collectively, the “Banks”) are subject to regulation, supervision and examination by state bank regulatory authorities in their respective home states. These authorities include the North Carolina Commissioner of Banks, in the case of Branch Bank, the South Carolina Commissioner of Banking, in the case of BB&T-SC, and the Virginia State Corporation Commission’s Bureau of Financial Institutions, in the case of BB&T-VA. Each of the State-Chartered Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). State and Federal law also govern the activities in which the Banks engage, the investments they make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Banks’ operations.

In addition to banking laws, regulations and regulatory agencies, BB&T and certain of its subsidiaries and affiliates are subject to various other laws and regulations, and supervision and examination by other state and federal regulatory agencies. These include the regulation, examination and supervision of BB&T’s subsidiaries and affiliates engaged in securities underwriting, dealing, brokerage, investment advisory activities and insurance activities.

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

The Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 (the “GLB Act” or the “Act”), signed into law on November 12, 1999, amended a number of Federal banking laws that affect BB&T and its subsidiary banks, and the provisions of the Act that are believed to be of most significance to BB&T are discussed below. In particular, the GLB Act permits a bank holding company to elect to become a financial holding company. In order to become and maintain its status as a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating. BB&T filed an election and on June 14, 2000, became a financial holding company.

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

The GLB Act contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The Act provides that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The Act also provides that the states may adopt customer privacy protections that are stricter than those contained in the Act. The Act also makes a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means. The Act also contains requirements for the posting of notices by operators of automated teller machines regarding fees charged for the use of such machines.

Many of the GLB Act’s provisions, including the customer privacy protection provisions, require the Federal bank regulatory agencies and other regulatory bodies to adopt regulations to implement those respective provisions, and the required implementing regulations have been adopted by the bank regulatory agencies. Neither the provisions of the GLB Act nor the Act’s implementing regulations, as proposed or adopted, have had a material impact on BB&T’s or the Banks’ regulatory capital ratios or well capitalized status (as discussed below) or ability to continue to operate in a safe and sound manner.

Payment of Dividends

BB&T is a legal entity separate and distinct from its subsidiaries. The majority of BB&T’s revenue is from dividends paid to BB&T by its banking subsidiaries. BB&T’s banking subsidiaries are subject to laws and regulations that limit the amount of dividends they can pay. In addition, both BB&T and its Subsidiary Banks are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums. Banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. BB&T does not expect that any of these laws, regulations or policies will materially affect the ability of the Banks to pay dividends. During the year ended December 31, 2002, the Banks declared $974.5 million in dividends payable to

BB&T. Subject to restrictions imposed by state laws and federal regulations, the Boards of Directors of the Subsidiary Banks could have declared dividends from their retained earnings up to $2.8 billion at December 31, 2002.

Capital

The Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency (the “OCC”) have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise. Additionally, as noted above under the GLB Act, a bank holding company that elects to become a financial holding company must be well-managed, have at least a satisfactory Community Reinvestment Act rating, and be well-capitalized. Under the risk-based capital requirements, BB&T and the Banks are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangibles (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance (“Tier 2 capital” which, together with Tier 1 capital, composes “total capital”). To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total risk-weighted capital ratio of at least 10% and a Tier 1 risk-weighted ratio of 6% or greater. The ratios of Tier 1 capital and total capital to risk-adjusted assets for BB&T and the Subsidiary Banks as of December 31, 2002, are shown in the following table.

In addition, each of the Federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Pursuant to these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. The leverage ratios of BB&T and the Subsidiary Banks as of December 31, 2002, also are reflected in the following table.

Table 11

Capital Adequacy Ratios of BB&T Corporation and Principal Banking Subsidiaries

December 31, 2002

	Regulatory Minimums	Regulatory Minimums to be Well-Capitalized	BB&T	Branch Bank	BB&T- SC	BB&T- VA
Risk-based capital ratios:
Tier 1 capital (1)	4.0%	6.0%	9.2%	10.2%	10.3%	10.8%
Total risk-based capital (2)	8.0	10.0	13.4	11.9	11.6	12.1
Tier 1 leverage ratio (3)	3.0	5.0	6.9	7.4	7.8	7.0

(1)	Shareholders’ equity plus corporation-obligated mandatorily redeemable capital securities, less unrealized gains (losses) on debt securities available for sale, net of deferred income taxes, less nonqualifying intangible assets; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(2)	Tier 1 capital plus qualifying loan loss allowance and subordinated debt; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(3)	Tier 1 capital computed as a percentage of fourth quarter average assets less nonqualifying intangibles.

The Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. BB&T and each of the Banks are classified as “well-capitalized”. FDICIA also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within these five categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements can also cause an institution to be directed to raise additional capital. FDICIA also mandates that the agencies adopt safety and soundness standards relating generally to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

In addition, the Federal Reserve Board, the FDIC and the OCC each by regulation has adopted risk-based capital standards that explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by each agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy. The agencies also jointly adopted a regulation, effective January 1, 2002, amending their regulatory capital standards to change the treatment of certain recourse obligations, direct credit subsidies, residual interest and other positions in securitized transactions that expose banking organizations to credit risk. The regulation amends the agencies’ regulatory capital standards to align more closely the risk-based capital treatment of recourse obligations and direct credit subsidies, to vary the capital requirements for positions in securitized transactions (and certain other credit exposures) according to their relative risk, and to require capital commensurate with the risks associated with residual interests.

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

The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1998. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Legislation was enacted in 1997 requiring both SAIF-insured and BIF-insured deposits to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”). At December 31, 2002, the FDIC assessed BIF-insured and SAIF-insured deposits an additional 1.70 basis points per $100 of deposits to cover those obligations. At December 31, 2002, BB&T’s assessment is limited to this 1.70 basis points.

Other Safety and Soundness Regulations

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the SAIF or the BIF as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the SAIF or the BIF or both. The FDIC’s claim for reimbursement under the cross-guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001

On October 26, 2001, the USA Patriot Act of 2001 was signed into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. BB&T does not expect that compliance with the IMLAFA will have a material impact on BB&T’s or the Banks’ results of operations or financial condition.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although BB&T anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, BB&T does not expect that such compliance will have a material impact on BB&T’s or the Banks’ results of operations or financial condition.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and consolidated results of operations of BB&T Corporation and subsidiaries (“BB&T” or the “Corporation”) for each of the three years in the period ended December 31, 2002, and related financial information, are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of BB&T’s 2002 performance.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the 2002 presentation.

Mergers and Acquisitions Completed during 2002

During 2002, BB&T completed the following mergers and acquisitions, all of which were accounted for as purchases as required by current accounting regulations.

On January 1, 2002, BB&T completed its acquisition of Cooney, Rickard & Curtin, Inc. (“CRC”), the largest independently owned wholesale insurance broker in the nation based in Birmingham, Alabama. In connection with the transaction, BB&T issued 2.5 million shares of common stock valued at $85.6 million. CRC’s assets totaled $108.6 million at time of acquisition. BB&T recorded $59.4 million in goodwill and $42.7 million in other intangible assets in connection with the acquisition.

On March 8, 2002, BB&T completed its acquisition of Louisville, Kentucky-based MidAmerica Bancorp (“MidAmerica”). To complete the acquisition, BB&T paid $94.9 million in cash and issued 8.2 million shares of common stock valued at $284.9 million in exchange for all of the outstanding common shares of MidAmerica. MidAmerica’s assets totaled $2.0 billion at the time of acquisition and BB&T recorded $230.4 million in goodwill and other intangible assets in connection with the acquisition.

On March 20, 2002, BB&T completed its acquisition of AREA Bancshares Corporation (“AREA”) of Owensboro, Kentucky. BB&T issued 13.2 million shares of common stock valued at $448.9 million in exchange for all of the outstanding common shares of AREA. AREA’s assets totaled $2.9 billion at the time of acquisition and BB&T recorded $279.2 million in goodwill and other intangible assets in connection with the acquisition.

On September 13, 2002, BB&T completed its acquisition of Regional Financial Corp. (“Regional”), the parent company for First South Bank based in Tallahassee, Florida. BB&T issued 7.3 million shares of common stock valued at $276.3 million in exchange for all of the outstanding common shares of Regional. Regional’s assets totaled $1.6 billion at the time of acquisition and BB&T recorded $235.7 million in goodwill and other intangible assets in connection with the acquisition.

BB&T also acquired the following nonbank financial services companies during 2002, all of which were immaterial in relation to BB&T: Ryan, Lee & Co. Inc., an investment banking and brokerage firm based in McLean, Virginia; The Pfefferkorn Company (“Pfefferkorn”), a mortgage banking company based in Winston-Salem, North Carolina; Virginia Investment Counselors, Inc. (“VIC”), an investment advisory firm based in Norfolk, Virginia; Hunt, DuPree, Rhine & Associates, Inc., an employee benefits and investment advisory firm based in Greenville, South Carolina; and American Marketing Center, Inc., a New York City-based wholesale insurance broker specializing in real estate products.

In addition to the mergers and acquisitions noted above, BB&T acquired a number of insurance agencies during 2002. See Note 2. in the “Notes to Consolidated Financial Statements” for further information regarding mergers and acquisitions.

Pending Mergers and Acquisitions

On September 27, 2002, BB&T announced plans to acquire Equitable Bank (“Equitable”), based in Wheaton, Maryland. At the time of the announcement, Equitable had $477 million in assets and operated five full-service banking offices in Montgomery and Prince George’s counties. Shareholders of Equitable will receive one share of BB&T common stock in exchange for each share of Equitable. The transaction is expected to be completed in the first quarter of 2003. BB&T expects to issue $1.4 million shares of common stock to consummate the transaction.

On December 4, 2002, BB&T announced plans to acquire Southeastern Fidelity Corporation (“SEFCO”), an insurance premium finance company based in Tallahassee, Florida. Pending regulatory approval, the transaction is planned to be completed in the first quarter of 2003.

On January 21, 2003, BB&T announced plans to acquire First Virginia Banks, Inc. (“First Virginia”), a bank holding company headquartered in Falls Church, Virginia. First Virginia was the parent company to eight community banks and operated 364 branches in Virginia, Maryland, and northeast Tennessee at the time of the announcement. At December 31, 2002, First Virginia had $11.2 billion in assets, including $6.4 billion in loans and $4.0 billion in investment securities, and $9.2 billion of deposits. Shareholders of First Virginia will receive 1.26 BB&T shares in exchange for each share of First Virginia. The merger, which is subject to regulatory and shareholder approval, is expected to be completed in the second quarter of 2003. BB&T expects to issue $89.3 million shares of common stock to consummate the transaction.

Critical Accounting Policies

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses, valuation of mortgage servicing rights, mergers and acquisitions, and income taxes. BB&T’s accounting policies are fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements”.

The following is a summary of BB&T’s significant accounting policies that are highly dependent on estimates, assumptions and judgments.

The allowance for loan and lease losses is established and maintained at levels management deems adequate to cover probable losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration, the opinions of our regulators, changes in the size, composition and risk assessment of the loan portfolio. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which is uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business.

BB&T has a significant mortgage loan-servicing portfolio and has capitalized the associated servicing rights. Mortgage servicing rights represent the present value of the future servicing fees from the right to service loans in the portfolio. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, including anticipated loan principal amortization and prepayments of principal. The value of capitalized mortgage servicing rights is significantly affected by interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. BB&T amortizes mortgage servicing rights over the estimated period that servicing income is expected to be received based on projections of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted periodically based on actual results and updated projections. Please refer to Note 8 in the “Notes to Consolidated Financial Statements” for quantitative disclosures reflecting the effect that changes in management’s assumptions would have on the fair value of capitalized mortgage servicing rights.

BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. Prior to 2002, BB&T’s acquisitions were accounted for using the pooling-of-interests and purchase business combination methods of accounting. Effective July 1, 2001, BB&T adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting. For purchase acquisitions, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill.

The calculation of BB&T’s income tax provision is complex and requires the use of estimates and judgments in its determination. As part of the Company’s overall business strategy, management must consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes evaluating the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments in order to evaluate the effect they may have on the Company’s overall tax position.

BB&T offers various pension plans and postretirement benefit plans to employees. The calculation of obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial valuations and the determination of future market values of plan assets are subject to management judgment and may differ significantly if different assumptions are used. Please refer to Note 13 in the “Notes to Consolidated Financial Statements” for disclosures related to BB&T’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

Analysis of Financial Condition

For the year ended December 31, 2002, BB&T’s average assets totaled $75.8 billion, an increase of $7.0 billion, or 10.1%, compared to the 2001 average of $68.8 billion. The major balance sheet categories with increases in average balances were loans and leases, up $4.3 billion, or 9.2%, and securities, which increased $1.1 billion, or 6.6%. The primary components of growth in average loans and leases were commercial loans and leases, which increased $2.7 billion, or 10.7%; mortgage loans, which increased $325.1 million, or 3.5%; revolving credit loans, which increased $97.7 million, or 11.0%; and consumer loans, which increased $1.1 billion, or 10.1%. Total earning assets averaged $68.2 billion in 2002, an increase of $5.3 billion, or 8.5%, compared to 2001.

BB&T’s average deposits totaled $49.1 billion, reflecting growth of $4.9 billion, or 11.0%, compared to 2001. The categories of deposits with the highest growth rates were: money rate savings, which increased $2.3 billion, or 18.6%, noninterest-bearing deposits, which increased $995.4 million, or 16.0%, and certificates of deposit and other time deposits, which increased $1.6 billion, or 7.0%.

Short-term borrowed fund include Federal funds purchased, securities sold under repurchase agreements, master notes, short-term bank notes and Federal Home Loan Bank (“FHLB”) advances. Average short-term borrowed funds totaled $5.4 billion for the year ended December 31, 2002, a decrease of $870.6 million, or 13.9%, from the 2001 average. BB&T has also utilized long-term debt based on the flexibility and cost-effectiveness of the alternatives available. Long-term debt includes FHLB advances, other secured borrowings by subsidiary banks and subordinated debt issued by the Corporation and Branch Bank. Average long-term debt totaled $12.1 billion for the year ended December 31, 2002, up $1.1 billion, or 10.0%, compared to 2001.

The compound annual rate of growth in average total assets for the five-year period ended December 31, 2002, was 10.6%. Over the same five-year period, average loans and leases increased at a compound annual rate of 10.7%, average securities increased at a compound annual rate of 7.5%, and average deposits grew at a compound annual rate of 7.9%. All balance sheet growth rates referred to include the effect of acquisitions accounted for as purchases, as well as internal growth.

Securities

The securities portfolios provide earnings and liquidity, as well as an effective tool in managing interest rate risk. Management has historically emphasized investments with a duration of five years or less to provide greater flexibility in managing the balance sheet in changing interest rate environments. U.S. Treasury securities and U.S. government agency obligations, excluding mortgage-backed securities, comprised 65.2% of the portfolio at December 31, 2002. The combined duration of the U.S. Treasury and U.S. government agency portfolios was 1.61 years at December 31, 2002. Mortgage-backed securities composed 21.7% of the total investment portfolio at year-end 2002. The effective duration of the mortgage-backed securities was 1.46 years at December 31, 2002. Total securities increased 6.2% in 2002, to a total of $17.8 billion at the end of the year. The duration of the total portfolio at December 31, 2002 was 1.74 years.

BB&T’s full-service brokerage subsidiary holds trading securities as a normal part of its operations. At December 31, 2002, trading securities reflected on BB&T’s consolidated balance sheet totaled $148.5 million. Market valuation gains and losses in the trading portfolio are reflected in current earnings.

Securities held to maturity are composed of investments in U.S. Treasury securities and made up less than 1% of the total portfolio at December 31, 2002. Securities held to maturity are carried at amortized cost and totaled $55.5 million at December 31, 2002, compared to $40.5 million outstanding at the end of 2001. During 2001, substantially all the securities in the held-to-maturity portfolio were transferred to the available-for-sale portfolio in connection with the implementation of SFAS No. 133. This was done to provide greater flexibility in the management of the overall securities portfolio. Unrealized market valuation gains and losses on securities in the Corporation’s held-to-maturity category affect neither earnings nor shareholders’ equity.

Securities available for sale totaled $17.6 billion at year-end 2002 and are carried at estimated fair value. Securities available for sale at year-end 2001 totaled $16.6 billion. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity, net of deferred income taxes. The available-for-sale portfolio is primarily composed of investments in U.S. Treasury securities, government agency obligations and mortgage-backed securities. This portfolio also contains investments in obligations of states and municipalities, which composed 5.2% of the available-for-sale portfolio, and equity and other securities, which comprised 7.1% of the available-for-sale portfolio.

During the year ended December 31, 2002, BB&T sold $2.6 billion of available-for-sale securities and realized net gains totaling $170.1 million. The majority of these gains were taken to economically offset increases in the valuation allowance necessary to reduce the carrying value of BB&T’s capitalized mortgage servicing rights.

During the first quarter of 2001, BB&T sold its ownership interest in an electronic transaction processing company to Concord EFS, Inc. (“Concord”), exchanging nonmarketable equity securities for unregistered Concord common stock. The Concord common shares were subsequently registered by Concord, and BB&T sold its holdings of Concord, which were included in securities available for sale. As a result of the transaction, BB&T recognized gains of $82.4 million that are reflected in securities gains (losses), net, in the Consolidated Statements of Income.

During the second and third quarters of 2000, BB&T restructured the available-for-sale securities portfolio. The restructuring was undertaken to improve the overall yield and liquidity of the portfolio, and reduce the overall duration of the portfolio. BB&T sold $5.9 billion of U.S. Treasuries, obligations of U.S. government agencies and mortgage-backed securities, and incurred approximately $222 million in pretax losses as a result of these sales. The proceeds from these sales were reinvested in higher yielding securities, primarily obligations of U.S. government agencies.

The following table presents BB&T’s securities portfolio at December 31, 2002, segregated by major category with ranges of maturities and average yields disclosed.

Table 12

Securities

	December 31, 2002
	Carrying Value	Weighted Average Yield (3)
	(Dollars in thousands)
U.S. Treasury and U.S. government agency obligations (1):
Within one year	$2,131,005	4.93%
One to five years	8,174,216	4.84
Five to ten years	1,439,088	5.20
After ten years	3,740,665	5.39

Total	15,484,974	5.02

Obligations of states and political subdivisions:
Within one year	66,919	7.42
One to five years	209,955	6.93
Five to ten years	454,581	6.67
After ten years	181,143	7.43

Total	912,598	6.94

Other securities:
Within one year	91,953	1.43
One to five years	617	6.32
Five to ten years	50,000	5.01
After ten years	52,204	5.58

Total	194,774	3.48

Securities with no stated maturity (2)	1,211,142	4.72

Total securities (4)	$17,803,488	5.08%

(1)	Included in U.S. Treasury and U.S. government agency obligations are mortgage-backed securities totaling $3.9 billion classified as available for sale and carried at fair value. These securities are included in each of the maturity categories based upon final stated maturity dates. The original contractual lives of these securities range from five to 30 years; however, a more realistic average maturity would be substantially shorter because of the monthly return of principal on certain securities.
(2)	Securities with no stated maturity includes equity investments which totalled $1.1 billion and trading securities which totalled $148.5 million.
(3)	Yields on tax-exempt securities are calculated on a taxable-equivalent basis.
(4)	Includes securities held to maturity of $55.5 million carried at amortized cost and securities available for sale and trading securities carried at estimated fair values of $17.6 billion and $148.5 million, respectively.

The available-for-sale portfolio composed 98.9% of total securities at December 31, 2002. Management believes that the high concentration of securities in the available-for-sale portfolio allows greater flexibility in the day-to-day management of the overall investment portfolio.

The market value of the available-for-sale portfolio at year-end 2002 was $536.1 million greater than the amortized cost of these securities. At December 31, 2002, BB&T’s available-for-sale portfolio had net unrealized appreciation, net of deferred income taxes, of $329.1 million, which is reported as a separate component of shareholders’ equity. At December 31, 2001, the available-for-sale portfolio had net unrealized appreciation of $288.1 million, net of deferred income taxes.

The fully taxable equivalent (“FTE”) yield on the total securities portfolio was 6.22% for the year ended December 31, 2002, compared to 7.06% for the prior year. The decrease in FTE yield was caused by the lower interest rate environment, which resulted in cash flows from the payments, prepayments, sales, calls and maturities of higher yielding securities being reinvested at lower interest rates during 2002. The yield on U.S. Treasury and government agency obligations decreased from 7.09% in 2001 to 6.12% in 2002, while the yield on mortgage-backed securities decreased from 6.97% to 6.49% and the FTE yield on state and municipal securities increased from 7.37% last year to 7.47% in the current year.

Loans and Leases

BB&T’s loan growth was negatively affected by the continued weakness in general economic conditions during 2002. End of period loans, excluding loans held for sale, increased $5.6 billion, or 12.3%, as compared to 2001. Average total loans and leases for 2002 increased $4.3 billion, or 9.2%, compared to 2001.

BB&T is a full-service lender with approximately one-half of its loan portfolio composed of business loans and one-half composed of loans to individual consumers. BB&T’s management emphasizes loans to small business, commercial middle market, direct retail and residential mortgage borrowers. Average commercial loans, including lease receivables, increased $2.7 billion, or 10.7%, in 2002 as compared to 2001, and now compose 55.0% of the loan portfolio, compared to 54.0% in 2001. Average consumer loans, which include sales finance, revolving credit and direct retail, increased $1.2 billion, or 10.2%, for the year ended December 31, 2002 as compared to the same period in 2001, and compose 26.1% of average loans, compared to 25.8% in 2001. Average mortgage loans increased $325.1 million, or 3.5%, in 2002 as compared to 2001, and represented the remaining 18.9% of average total loans for 2002, compared to 20.2% a year ago. BB&T is a large originator of residential mortgage loans, with 2002 originations of $14.1 billion. To improve the overall yield of the loan portfolio and to mitigate interest rate risk, BB&T sells most of its fixed-rate mortgage loans in the secondary market or securitizes the loans and transfers them to the securities portfolio. At December 31, 2002, BB&T was servicing $34.8 billion in residential mortgages. The mix of the consolidated loan portfolio in 2002 was very similar to that of one year ago.

The growth rates of average loans in the current year were affected by loan portfolios held by companies that were acquired during 2002. Also, the securitization of $377.4 million in loans during 2001 affected the reported growth in average mortgage loans. During 2002, loans totaling $1.2 billion, $1.9 billion and $1.2 billion were acquired through the purchases of Regional, AREA and MidAmerica, respectively. Excluding the effect of these purchase accounting transactions and the mortgage loan securitizations, average “internal” loan growth for the year ended December 31, 2002, was 2.0% compared to 2001. Excluding the effects of purchase accounting transactions and loan securitizations, average mortgage loans, including loans held for sale, decreased 3.6%, commercial loans and leases grew 3.1%, and consumer loans increased 4.5% in 2002 as compared to 2001.

The average annualized fully taxable equivalent (“FTE”) yields on commercial, consumer and mortgage loans for 2002 were 6.17%, 8.49% and 6.97%, respectively, resulting in a yield for the total loan portfolio of 6.93%, compared to 8.37% for the total portfolio in 2001. The 144 basis point decrease in the average yield on loans resulted from a lower average prime rate during late 2001 and throughout 2002, which was the product of continued aggressive actions taken by the Federal Reserve Board to stimulate the economy. During 2001, the Federal Reserve reduced the target Federal Funds Rate from 6.50% to 1.75%. During 2002, the Federal Reserve further reduced the intended Federal Funds Rate to 1.25% late in the year. As a result of the Federal Reserve Board’s actions, the average prime rate, which is the basis for pricing many commerical and consumer loans, averaged 4.68% in 2002, compared to 6.92% for 2001.

Asset Quality

While the slowdown in the economy has resulted in higher levels of nonperforming assets and net charge-offs, BB&T’s lending strategy, which focuses on relationship-based lending within our markets and smaller individual loan balances, continues to produce strong credit quality. BB&T’s asset quality, as measured by relative levels of nonperforming assets and net charge-offs, has remained approximately one-half that of published industry averages.

Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and leases and restructured loans, totaled $451.7 million at December 31, 2002, as compared to $373.6 million at year-end 2001, an increase of 20.9%. As a percentage of total assets, nonperforming assets were .56% at December 31, 2002, compared to .53% at the end of 2001. As a percentage of loans and leases plus foreclosed property, nonperforming assets totaled .84% at December 31, 2002, compared to .79% at the end of 2001. The allowance for loan and lease losses, as a percentage of loans and leases, was 1.35% at December 31, 2002, compared to 1.36% at year-end 2001. Excluding loans held for sale, the ratio of the allowance for loan and lease losses to total loans and leases was 1.42% at both December 31, 2002 and 2001. Loans 90 days or more past due and still accruing interest increased to $115.0 million at year-end 2002 compared to $101.8 million at December 31, 2001. Net charge-offs as a percentage of average loans and leases increased to .48% for the year ended December 31, 2002, from .40% in 2001. As a result of the increase in net charge-offs, the ratio of the allowance for loan and lease losses to net charge-offs decreased from a multiple of 3.44 at the end of 2001 to a multiple of 2.94 as of December 31, 2002.

The following table summarizes asset quality information for BB&T for the past five years.

Table 13

Asset Quality

	December 31,
	2002		2001		2000		1999		1998
	(Dollars in thousands)
Nonaccrual loans and leases (1)	$374,842		$316,607		$180,638		$144,247		$145,599
Restructured loans	175		—		492		1,681		3,744
Foreclosed property	76,647		56,964		55,199		47,143		60,030

Nonperforming assets	$451,664		$373,571		$236,329		$193,071		$209,373

Loans 90 days or more past due and still accruing	$115,047		$101,778		$81,629		$66,241		$68,360

Asset Quality Ratios: (2)
Nonaccrual and restructured loans and leases as a percentage of loans and leases	.70%		.67%		.40%		.37%		.41%
Nonperforming assets as a percentage of:
Total assets	.56		.53		.36		.33		.39
Loans and leases plus foreclosed property	.84		.79		.53		.48		.58
Net charge-offs as a percentage of average loans and leases	.48		.40		.27		.26		.28
Net charge-offs excluding specialized lending as a percentage of average loans and leases (3)	.39		.34		.22		.22		.25
Allowance for losses as a percentage of loans and leases	1.35		1.36		1.29		1.33		1.35
Allowance for losses as a percentage of loans and leases held for investment	1.42		1.42		1.32		1.34		1.40
Ratio of allowance for losses to:
Net charge-offs	2.94	x	3.44	x	5.13	x	5.37	x	5.11	x
Nonaccrual and restructured loans and leases	1.93		2.04		3.19		3.63		3.29

NOTE: (1)	Includes $144.8 million, $130.7 million, $73.4 million, $68.4 million and $77.5 million of impaired loans at December 31, 2002, 2001, 2000, 1999 and 1998, respectively. See Note 4 in the “Notes to Consolidated Financial Statements.”
(2)	Items referring to loans and leases are net of unearned income and include loans held for sale.
(3)	Excludes net charge-offs and average loans from BB&T’s sub-prime indirect automobile lending operations, insurance premium finance business and direct consumer finance operations.

Allowance for Loan and Lease Losses

BB&T’s allowance for loan and lease losses totaled $723.7 million at December 31, 2002, compared to $644.4 million at the end of 2001, an increase of 12.3%. As a percentage of loans and leases outstanding, the allowance decreased slightly from 1.36% at December 31, 2001, to 1.35% at the end of 2002. Excluding loans held for sale, the percentage was 1.42% at both period ends. The relatively steady ratio of the allowance as a percentage of loans and leases was a result of continued strong asset quality, including relatively stable levels of nonperforming assets as a percentage of total assets.

There were no significant changes in the estimation methods or fundamental assumptions used in the calculation of the allowance for loan losses at December 31, 2002 compared to 2001. See “Asset Quality” for disclosures regarding changes in the trends of credit quality.

Please refer to “Allowance for Loan and Lease Losses” in the “Description of Business” section, which describes BB&T’s allowance policy and methodologies and provides disclosures with respect to allowance allocations.

Deposits and Other Borrowings

Client deposits generated through the BB&T branch network are the largest source of funds used to support asset growth. While core deposits are BB&T’s primary source of funding, growth rates of core deposits have generally not kept pace with asset growth and, therefore, nondeposit funding sources have increasingly been used to support balance sheet growth.

Total deposits at December 31, 2002, were $51.3 billion, an increase of $6.5 billion, or 14.6%, compared to year-end 2001. The increase in deposits was driven by a $3.3 billion, or 23.6% increase in money rate savings accounts, a $924.7 million, or 13.3% increase in noninterest-bearing deposits, and a $2.3 billion, or 10.9% increase in certificates of deposits and other time deposits. For the year ended December 31, 2002, total deposits averaged $49.1 billion, an increase of $4.9 billion, or 11.0%, compared to 2001. The increase was the result of a $2.3 billion, or 18.6%, increase in average money rate savings, an increase of $1.6 billion, or 7%, in other time deposits, and a $995.4 million, or 16.0%, increase in noninterest-bearing deposits. During the same time periods, average savings and interest checking accounts remained flat at $3.4 billion. Other time deposits, including individual retirement accounts and certificates of deposit, remain BB&T’s largest category of deposits, comprising 48.3% of average total deposits for the year.

The average rates paid on interest-bearing deposits decreased to 2.39% during 2002, from 4.12% in 2001. The declining interest rate in 2002 was caused by the general slowdown in economic activity and aggressive actions by the Federal Reserve to lower short-term interest rates. The average rate paid on other time deposits, including individual retirement accounts and certificates of deposit, decreased to 3.42% in the current year from 5.45% in 2001. The average cost of money rate savings accounts decreased to 1.13% in the current year from 2.48% in 2001; interest checking decreased from 1.47% in 2001 to .67% in the current year; and the average cost of savings deposits decreased to .80% in 2002 from 1.42% in 2001.

During 2000, BB&T contracted with an independent third party for the disbursement of official checks. Under the terms of the agreement, BB&T acts as an agent for the third party in the issuance of official checks. Funds received from the buyers of official checks are transferred to the third party issuer to cover the checks when they are ultimately presented for payment. But for this arrangement with the third party, these funds would have remained at BB&T in the form of noninterest-bearing deposits. The official check program is contractually arranged to substantially limit BB&T’s exposure to loss, as the third party is required to invest the funds received and maintain a 1:1 relationship between outstanding checks and the balances available to cover the checks. BB&T monitors this relationship through a reconciliation process. The third party provided a letter of credit from another bank in favor of BB&T and has access to a revolving line of credit to further mitigate any risk that there would be inadequate funds to cover the outstanding balance of official checks sold. However, in the event that the third party failed to honor official checks BB&T had sold as its agent, it is likely that BB&T would choose to reimburse the purchasers, though not contractually obligated to do so. At December 31, 2002, the third party issuer had outstanding official checks that had been sold by BB&T totaling $580.1 million.

BB&T also uses various types of short-term borrowed funds to supplement deposits in order to fulfill funding needs. See Note 9. “Short-Term Borrowed Funds” in the “Notes to Consolidated Financial Statements” herein for further disclosure. The types of short-term borrowings utilized by the Corporation include Federal funds purchased, which composed 29.6% of total short-term borrowed funds, and securities sold under repurchase agreements, which comprised 46.5% of short-term borrowed funds at year-end 2002. Master notes, U.S. Treasury tax and loan deposit notes, short-term bank notes and short-term Federal Home Loan Bank (“FHLB”) advances are also utilized to meet short-term funding needs. Average short-term borrowed funds totaled $5.4 billion during 2002, a decrease of $870.6 million, or 13.9%, from 2001, while short-term borrowed funds at year-end 2002 were $5.4 billion, a decrease of $1.3 billion, or 18.8%, compared to year-end 2001. The rates paid on average short-term borrowed funds decreased from 3.80% in 2001 to 1.78% during 2002. The decrease in the cost of short-term borrowed funds resulted from the lower interest rate environment during 2002, including a 222 basis point decrease in the average Federal funds rate for 2002 compared to 2001.

BB&T also utilizes long-term debt to provide both funding and, to a lesser extent, regulatory capital. See Note 10. “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for further disclosure. Long-term debt at December 31, 2002 totaled $13.6 billion, an increase of $1.9 billion, or 15.9%, from year-end 2001. The substantial increase in long-term borrowing during 2002 reflects BB&T’s efforts to take advantage of historically low interest rates. For the year ended December 31, 2002, average long-term debt increased $1.1 billion, or 10.0%, compared to the average for 2001. BB&T’s long-term debt consists primarily of FHLB advances to the Subsidiary Banks, which composed 70.5% of total outstanding long-term debt at December 31, 2002, and subordinated notes, which composed 17.3% of the year-end balance. FHLB advances are cost-effective long-term funding sources that provide BB&T with the flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity. The remaining long-term debt consists of secured borrowings by Branch Bank, redeemable capital securities issued by the Corporation, mortgage indebtedness and capital leases. The average rate paid on long-term debt decreased from 5.53% during 2001 to 4.84% during 2002 because of the overall declining interest rate environment previously discussed.

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

Analysis of Results of Operations

Consolidated net income for 2002 totaled $1.3 billion, which generated basic earnings per share of $2.75 and diluted earnings per share of $2.72. Net income for 2001 was $973.6 million and net income for 2000 totaled $698.5 million. Basic earnings per share were $2.15 in 2001 and $1.55 in 2000, while diluted earnings per share were $2.12 and $1.53 for 2001 and 2000, respectively.

Two important and commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets) and return on average shareholders’ equity (net income as a percentage of average common shareholders’ equity). BB&T’s returns on average assets were 1.72%, 1.41% and 1.13% for the years ended December 31, 2002, 2001 and 2000, respectively. The returns on average common shareholders’ equity were 18.32%, 16.78% and 14.22% for the last three years.

Mergers and acquisitions have played an important role in the development of BB&T’s franchise. BB&T has been an active acquirer of financial institutions, insurance agencies and other nonbank fee income producing businesses. Refer to Note 2. in the “Notes to Consolidated Financial Statements” for a summary of mergers and acquisitions consummated during the three years ended December 31, 2002. As a result of this activity, the consolidated results of operations for the three year period covered by this discussion include the effects of merger-related and restructuring charges, expenses and certain gains related to the consummation of the transactions.

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

Merger-Related and Restructuring Charges

During 2002, BB&T recorded merger-related and restructuring charges of $39.3 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. These expenses were recorded in connection with the first quarter systems conversion of F&M National Corporation, the second quarter systems conversion of Community First Banking Company, and the mergers with MidAmerica, AREA, and Regional.

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

During 2000, the Company recorded merger-related and restructuring charges totaling $143.2 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. In addition, $29.9 million of provision for loan and lease losses was recorded associated with BB&T’s mergers with Premier Bancshares, Inc., Hardwick Holding Company, First Banking Company of Southeast Georgia and One Valley Bancorp, Inc. These provisions were recorded to conform the merged entities’ credit policies to those of BB&T, including underwriting and risk rating standards, charge-offs, past due and nonaccrual loans, as well as to reflect impending changes in the management of problem loans.

The following table presents the components of merger-related and restructuring charges included in noninterest expenses. This table includes increases to previously recorded merger-related accruals and period expenses for merger-related items that must be expensed as incurred. Items that are required to be expensed as incurred include certain expenses associated with systems conversions, data processing, training, travel and other costs.

Summary of Merger-Related and Restructuring Charges

(Dollars in thousands)

	For the Year Ended December 31,
	2002	2001	2000
Severance and personnel-related costs	$4,527	$46,497	$32,536
Occupancy and equipment charges	9,510	50,065	35,084
Systems conversions and related charges	11,700	35,025	31,880
Marketing and public relations	6,446	15,311	18,713
Asset write-offs, conforming policies and other merger-related charges	7,097	52,090	24,972

Total	$39,280	$198,988	$143,185

Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination, which typically occurs in corporate support and data processing functions. During 2002, BB&T estimated that 372 positions would be eliminated and 370 employees were, in fact, terminated prior to December 31, 2002. Approximately 90 of these employees will continue to receive severance payments during 2003. During 2001, BB&T estimated that approximately 400 positions would be eliminated and approximately 350 employees were terminated and received severance by the end of 2001. During 2000, BB&T estimated that 450 positions would be eliminated in connection with mergers and approximately 430 employees were terminated and received severance.

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

	One Valley Bancorp, Inc.
	(Dollars in thousands)
	Balance December 31, 2000	Utilized in 2001	Balance December 31, 2001	Utilized in 2002	Balance December 31, 2002
Severance and personnel-related charges	$3,719	$3,719	$—	$—	$—
Occupancy and equipment charges	4,737	97	4,640	3,912	728
Systems conversions and related charges	128	117	11	11	—
Other merger-related charges	10,009	10,009	—	—	—

Total	$18,593	$13,942	$4,651	$3,923	$728

	F&M National Corporation
	(Dollars in thousands)
	Expensed in 2001	Utilized in 2001	Balance December 31, 2001	Expensed in 2002	Utilized in 2002	Balance December 31, 2002
Severance and personnel-related charges	$15,830	$4,775	$11,055	$1,417	$11,592	$880
Occupancy and equipment charges	20,455	9,463	10,992	—	797	10,195
Systems conversions and related charges	5,165	790	4,375	2,825	7,200	—
Other merger-related charges	11,099	7,989	3,110	—	2,113	997

Total	$52,549	$23,017	$29,532	$4,242	$21,702	$12,072

The remaining accruals at December 31, 2002 for One Valley Bancorp, Inc. and F&M National Corporation are related primarily to costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future upon termination of the various leases and sale of duplicate property. These accruals are expected to be utilized in 2003 unless they relate to specific contracts expiring in later years.

Activity with respect to the merger and restructuring accruals for all other mergers, which are discussed above, is presented in the accompanying table:

	All Other Merger Accrual Activity
	(Dollars in thousands)
	Balance December 31, 2000	Additions in 2001	Utilized in 2001	Balance December 31, 2001	Additions in 2002	Utilized in 2002	Balance December 31, 2002
Severance and personnel-related charges	$9,317	$33,956	$22,957	$20,316	$38,597	$42,964	$15,949
Occupancy and equipment charges	16,602	18,514	13,685	21,431	31,668	22,269	30,830
Systems conversions and related charges	3,601	11,935	8,583	6,953	9,453	14,668	1,738
Other merger-related charges	7,711	16,237	11,948	12,000	21,438	23,154	10,284

Total	$37,231	$80,642	$57,173	$60,700	$101,156	$103,055	$58,801

The liabilities for severance and personnel-related costs relate to severance liabilities that will be paid out based on such factors as expected termination dates, the provisions of employment contracts and the terms of BB&T’s severance plans. The remaining occupancy and equipment accruals relate to costs to exit certain leases and to dispose of excess facilities and equipment. This liability will be utilized upon termination of the various leases and sale of duplicate property. The liabilities associated with systems conversions relate to termination penalties on contracts with information technology service providers. These liabilities will be utilized as the contracts are paid out and expire. The other merger-related liabilities relate to litigation accruals, accruals to conform the accounting policies of acquired institutions to those of BB&T, and other similar charges.

Because BB&T often has multiple merger integrations in process, and, due to limited resources, must schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals may cover an extended period of time. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. Most of the remaining accruals at December 31, 2002 are expected to be utilized during 2003, unless they relate to specific contracts that expire in later years.

The accruals utilized during 2002 in the table entitled “All Other Merger Accrual Activity” above include $10.5 million of accrual reversals resulting from revisions to BB&T’s initial estimates of merger accruals for facilities and personnel-related costs. There were no other material adjustments to merger-related accruals for any of the periods presented.

Net Interest Income

Net interest income is BB&T’s primary source of revenue. Net interest income is influenced by a number of factors, including the volume of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid thereon. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the “FTE” adjustment) and the cost of the supporting funds is measured by the net interest margin. The accompanying table presents the dollar amount of changes in interest income and interest expense, and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionately.

Table 14

FTE Net Interest Income and Rate Volume Analysis

For the Years Ended December 31, 2002, 2001 and 2000

										2002 vs. 2001			2001 vs. 2000
	Average Balances			Yield / Rate			Income / Expense			Increase (Decrease)	Change due to		Increase (Decrease)	Change due to
	2002	2001	2000	2002	2001	2000	2002	2001	2000		Rate	Volume		Rate	Volume
Assets	(Dollars in thousands)
Securities (1):
U.S. Treasury, U.S. government agency and other (5)	$16,005,557	$14,830,331	$14,144,391	6.15%	7.04%	6.90%	$983,967	$1,043,583	$976,057	$(59,616)	$(138,287)	$78,671	$67,526	$19,528	$47,998
States and political subdivisions	933,532	1,056,401	1,096,852	7.47	7.37	7.49	69,743	77,868	82,143	(8,125)	1,042	(9,167)	(4,275)	(1,279)	(2,996)

Total securities (5)	16,939,089	15,886,732	15,241,243	6.22	7.06	6.94	1,053,710	1,121,451	1,058,200	(67,741)	(137,245)	69,504	63,251	18,249	45,002
Other earning assets (2)	439,097	430,912	440,804	1.79	3.99	6.67	7,848	17,185	29,384	(9,337)	(9,657)	320	(12,199)	(11,554)	(645)
Loans and leases, net of unearned income (1)(3)(4)(5)	50,851,417	46,587,780	41,933,641	6.93	8.37	9.36	3,523,050	3,900,844	3,924,491	(377,794)	(713,443)	335,649	(23,647)	(435,680)	412,033

Total earning assets	68,229,603	62,905,424	57,615,688	6.72	8.01	8.70	4,584,608	5,039,480	5,012,075	(454,872)	(860,345)	405,473	27,405	(428,985)	456,390

Non-earning assets	7,549,430	5,917,605	4,197,727

Total assets	$75,779,033	$68,823,029	$61,813,415

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest checking	$3,363,118	$3,361,694	$3,888,958	0.75	1.44	1.89	25,062	48,408	73,470	(23,346)	(23,366)	20	(25,062)	(15,961)	(9,101)
Money rate savings	14,824,396	12,502,120	10,494,588	1.13	2.48	3.68	167,329	310,196	386,635	(142,867)	(192,504)	49,637	(76,439)	(141,478)	65,039
Other time deposits	23,728,465	22,171,321	21,135,213	3.42	5.45	5.80	810,667	1,207,665	1,225,143	(396,998)	(476,803)	79,805	(17,478)	(75,914)	58,436

Total interest-bearing deposits	41,915,979	38,035,135	35,518,759	2.39	4.12	4.74	1,003,058	1,566,269	1,685,248	(563,211)	(692,673)	129,462	(118,979)	(233,353)	114,374
Short-term borrowed funds	5,393,479	6,264,100	6,910,849	1.78	3.80	5.95	95,823	238,315	411,528	(142,492)	(113,021)	(29,471)	(173,213)	(137,563)	(35,650)
Long-term debt	12,134,712	11,030,312	7,705,449	4.84	5.53	6.06	587,703	610,352	467,136	(22,649)	(80,366)	57,717	143,216	(43,721)	186,937

Total interest-bearing liabilities	59,444,170	55,329,547	50,135,057	2.84	4.36	5.11	1,686,584	2,414,936	2,563,912	(728,352)	(886,060)	157,708	(148,976)	(414,637)	265,661

Noninterest-bearing deposits	7,202,129	6,206,746	5,897,181
Other liabilities	2,019,244	1,484,547	869,742
Shareholders' equity	7,113,490	5,802,189	4,911,435

Total liabilities and shareholders' equity	$75,779,033	$68,823,029	$61,813,415

Average interest rate spread				3.88	3.65	3.59
Net interest margin				4.25%	4.17%	4.25%	$2,898,024	$2,624,544	$2,448,163	$273,480	$25,715	$247,765	$176,381	$(14,348)	$190,729

Taxable equivalent adjustment							$150,564	$190,865	$133,666

(1)	Yields related to securities based on amortized cost, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented which approximate 39% in total.
(2)	Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.

For 2002, net interest income on an FTE-adjusted basis totaled $2.9 billion, compared with $2.6 billion in 2001 and $2.4 billion in 2000. The increase in net interest income during 2002 resulted primarily from a decrease in total interest expense, which was caused by substantially lower interest rates during 2002 as compared to 2001. The lower average cost of funds resulted in a decrease of $728.4 million in total interest expense. Interest income from loans decreased $377.8 million, and interest income from investment securities decreased $67.7 million.

The FTE-adjusted net interest margin is the primary measure used in evaluating the effectiveness of the management of earning assets and the liabilities funding those assets. The FTE-adjusted net interest margin was 4.25% in 2002, 4.17% in 2001 and 4.25% in 2000. In addition to changes in the composition of BB&T’s earning assets and interest bearing liabilities, the primary reason for the fluctuations in the net interest margin was the rapidly declining interest rate environment prevailing during 2002 and 2001 as the Federal Reserve reduced short-term interest rates due to a weakening economy. Throughout 2001, the Federal Reserve took aggressive actions to lower the level of interest rates by reducing the benchmark federal funds rate by 475 basis points from 6.50% at the beginning of the year to 1.75% at year-end where it remained through the first eleven months of 2002. As a result, the prime rate, which is the basis for pricing many commercial and consumer loans, also declined by 475 basis points from 9.50% at the beginning of 2001 to 5.00% at year-end and remained at 4.75% during most of 2002. During the fourth quarter of 2002, the Federal Reserve further reduced the federal funds rate by 50 basis points to 1.25%, which in turn lowered the prime rate to 4.25% at the end of 2002. Such actions initially contributed to BB&T’s interest sensitive assets repricing more quickly overall than its interest-bearing liabilities during 2001, which resulted in an eight basis points decrease in the FTE-adjusted net interest margin during 2001 compared to 2000. During 2002, as interest rates stabilized, BB&T’s interest-bearing liabilities also repriced at the lower interest rates, which, together with a shift in the composition of deposits toward lower cost transaction accounts, resulted in an eight basis points increase in the FTE-adjusted net interest margin during 2002 compared to 2001.

Provision for Loan and Lease Losses

A provision for loan and lease losses is charged against earnings in order to maintain the allowance for loan and lease losses at a level that reflects management’s evaluation of the incurred losses inherent in the portfolio. The amount of the provision is based on continuing assessments of nonperforming and “watch list” loans, analytical reviews of loan loss experience in relation to outstanding loans, loan charge-offs, nonperforming asset trends and management’s judgment with respect to current and expected economic conditions and their impact on the existing loan portfolio. The provision for loan and lease losses recorded by BB&T in 2002 was $263.7 million, compared with $224.3 million in 2001 and $147.2 million in 2000.

The 17.6% increase in the current year provision for loan and lease losses resulted from a combination of factors, including a 31.8% increase in net charge-offs during the year and growth in the loan portfolio. Net charge-offs were .48% of average loans and leases for 2002 compared to .40% of average loans during 2001. The allowance for loan and lease losses was 1.35% of loans and leases outstanding and was 1.93x total nonaccrual and restructured loans and leases at year-end 2002, compared to 1.36% and 2.04x, respectively, at December 31, 2001.

Noninterest Income

Noninterest income includes service charges on deposit accounts, trust revenue, mortgage banking income, investment banking and brokerage fees, insurance commissions, gains and losses on securities transactions and other commissions and fees derived from bank-related activities.

Noninterest income for 2002 totaled $1.7 billion, compared with $1.4 billion in 2001 and $846.8 million in 2000. The 2002 noninterest income reflects an increase of $312.1 million, or 22.6%, compared to 2001. Noninterest income for 2001 was $533.6 million, or 63.0%, higher than 2000. The increase in noninterest income for 2002 is primarily the result of substantial growth in insurance commissions from BB&T’s agency network and gains from sales of securities available for sale as well as increased service charges on deposits, increased mortgage banking income, and higher levels of investment banking and brokerage fees and commissions. The 2000 results include the effect of the restructuring of the securities portfolio during the second and third quarters of the year (as further discussed in the “Securities” section), which reduced total noninterest income by $222 million. The major categories of noninterest income and their fluctuations are discussed in the following paragraphs.

Service charges on deposit accounts represent BB&T’s largest category of noninterest revenue. Such revenues totaled $402.5 million in 2002, an increase of $53.0 million, or 15.2%, compared to 2001. Service charges during 2001 totaled $349.5 million, which represented an increase of $57.0 million, or 19.5% compared to 2000. The primary factors contributing to the 2002 increase were NSF and overdraft charges on personal accounts, which were $34.9 million more than in 2001, and commercial account analysis fees, which grew $20.9 million. Increases in these same categories composed the bulk of the growth in this category of revenue in 2001 compared to 2000.

Income from mortgage banking activities (which includes revenues from originating, marketing and servicing mortgage loans and valuation adjustments related to capitalized mortgage servicing rights) totaled $172.8 million in 2002, $148.9 million in 2001 and $104.6 million in 2000. In 2002, mortgage banking income increased $23.9 million, or 16.0%, compared to 2001. The increase in mortgage banking income in 2002 resulted from substantially higher mortgage loan originations as a result of the continued low interest rate environment, which brought about increases in origination fees, underwriting fees and servicing fees, which rose $7.8 million, $8.2 million and $24.5 million, respectively, compared to 2001. BB&T originated a record $14.1 billion in mortgage loans in 2002 compared to $10.5 billion in 2001 and $4.7 billion in 2000. Accordingly, gains from the sale of mortgage loans increased by $62.9 million compared to 2001. While lower interest rates in 2002 produced record originations volume, they also led to increased prepayment rates which lowered the value of existing mortgage servicing rights. As a result, BB&T recorded net impairment charges of $152.4 million during 2002, compared to net impairment charges of $61.6 million in 2001. Mortgage revenues for 2002 included a $14.5 million gain due to a new accounting requirement to record interest rate lock commitments at fair value with related changes recorded in earnings. In 2001, mortgage banking income increased $44.4 million, or 42.4%, compared to 2000 as a result of factors caused by the 123% increase in mortgage loan origination volume.

BB&T has an extensive insurance agency network, which is the 10th largest in the nation. Commission income from BB&T’s insurance operations totaled $313.4 million in 2002, an increase of $123.0 million, or 64.6%, compared to 2001. Commission income for 2001 totaled $190.4 million, an increase of $28.4 million, or 17.5% compared to 2000. During 2002 and 2001, BB&T continued to expand its insurance operations through acquisitions of additional agencies in the Company’s market area. These acquisitions, all of which were accounted for as purchases, were responsible for $96.9 million of the increase in agency insurance commissions during 2002 and $24.6 million in 2001. Including growth from acquired agencies, BB&T’s property and casualty commissions increased $96.4 million. Similar growth in these product lines also drove the 2001 increase.

Revenue from corporate and personal trust services totaled $94.5 million in 2002, $90.9 million in 2001 and $80.0 million in 2000. The 2002 revenue reflects an increase of $3.6 million, or 3.9% over 2001, which was $10.9 million, or 13.6%, more than 2000. Managed assets totaled $20.9 billion at the end of 2002 compared to $16.7 billion at December 31, 2001. The revenue increase in 2002 was driven by higher general trust services income and revenues from the management of estates. The majority of the growth in trust revenue and managed assets in 2002 resulted from the acquisitions of AREA and MidAmerica. Growth in revenues and managed assets have been depressed during the last two years by declining equity markets. The revenue increase in 2001 was primarily the result of internal growth driven by increased general trust services income and mutual fund management fees.

Net gains on sales of securities totaled $170.1 million in 2002 and $122.1 million in 2001 compared to net losses of $219.4 million in 2000. Excluding the effect of gains realized during 2002 and 2001 to economically offset increases in the valuation allowance of mortgage servicing rights, the gain realized from the sale of BB&T’s investment in an electronic transaction processing company in 2001, and losses incurred as a result of the restructuring of the available-for-sale securities portfolio during 2000, all previously discussed in the “Securities” section, net gains on sales of securities were $13.7 million, $10.8 million, and $2.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Investment banking and brokerage fees and commissions totaled $210.6 million in 2002, $175.3 million in 2001 and $163.5 million in 2000. The 2002 revenue reflects an increase of $35.3 million, or 20.1% over 2001, which was $11.8 million, or 7.2% greater than 2000. The large increase in 2002 over 2001 was due to higher fixed income securities underwriting fees, retail brokerage fees and investment banking income at BB&T’s full-service brokerage and investment banking subsidiary, Scott & Stringfellow. The increase in 2001 over 2000 resulted in part from the purchase of Edgar M. Norris & Co., which added $4.8 million in revenues, as well as internal growth in fees and commissions from brokerage and underwriting services.

Other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $208.5 million in 2002, an increase of $21.0 million, or 11.2%, compared with $187.5 million earned in 2001, which represented an increase of $21.0 million, or 12.6%, over the $166.5 million in 2000 revenue. Major sources of the increase in 2002 revenue include bankcard fees and merchant discounts, which increased $6.0 million, or 9.8%, check card interchange fees, which increased $8.4 million, or 31.7%, and gift card income, which increased $5.1 million. The increase in other nondeposit fees and commissions in 2001 compared to 2000 was primarily the result of higher bankcard fees and merchant discounts, increased ATM and point of sale fees, and income from the official check outsourcing program, which began mid-year 2000.

Other income totaled $120.1 million in 2002, an increase of $4.5 million, or 3.9%, compared with $115.6 million earned in 2001, which represented an increase of $18.6 million, or 19.1%, over the $97.0 million earned in 2000. The primary components of the increase in 2002 were higher income from life insurance, which increased $22.7 million, or 34.5%, and higher income from check sales, which grew by $3.3 million. These increases were partially offset by a write-down in the value of investments in limited partnerships totaling $11.1 million, a decrease in amortization of negative goodwill in the amount of $4.8 million compared to 2001, and a loss on non-hedging derivatives in the amount of $5.6 million. The primary component of the increase in 2001 was income from life insurance, which increased $26.2 million, or 66.2%. This increase was partially offset a decrease in amortization of negative goodwill in the amount of $3.7 million, or 34.0%, compared to 2000.

The ability to generate significant amounts of noninterest revenues in the future will be very important to the continued success of BB&T. Through its subsidiaries, BB&T will continue to focus on asset management, mortgage banking, trust, insurance, investment and brokerage services, as well as other fee-producing products and services. BB&T plans to continue to pursue acquisitions of additional insurance agencies and asset management companies, as well as explore strategic acquisitions of other nonbank entities as a means of expanding fee-based revenues. Also, among BB&T’s principal strategies following the acquisition of a financial institution is the cross-sell of noninterest income generating products and services to the acquired institution’s client base.

The following table provides a breakdown of BB&T’s noninterest income:

Table 15

Noninterest Income

				% Change
	Years Ended December 31,			2002 v. 2001	2001 v. 2000
	2002	2001	2000
	(Dollars in thousands)
Service charges on deposits	$402,476	$349,522	$292,492	15.2%	19.5%
Mortgage banking income	172,829	148,936	104,579	16.0	42.4
Trust income	94,463	90,898	80,039	3.9	13.6
Insurance commissions	313,436	190,446	162,054	64.6	17.5
Securities gains (losses), net	170,100	122,126	(219,366)	39.3	NM
Bankcard fees and merchant discounts	66,848	60,859	57,851	9.8	5.2
Investment banking and brokerage fees and commissions	210,586	175,296	163,480	20.1	7.2
Other bank service fees and commissions	132,945	118,832	101,284	11.9	17.3
International income	8,709	7,806	7,337	11.6	6.4
Other noninterest income	120,083	115,618	97,037	3.9	19.1

Total noninterest income	$1,692,475	$1,380,339	$846,787	22.6%	63.0%

NM—not meaningful

Noninterest Expense

Noninterest expense totaled $2.4 billion in 2002, $2.2 billion in 2001 and $2.0 billion in 2000. Certain significant items principally stemming from mergers and acquisitions were recorded as charges to noninterest expense during 2002, 2001 and 2000. In 2002, $39.3 million in pretax merger-related charges were recorded, while 2001 included $199.0 million in merger-related charges and $143.2 million were recognized in 2000. Additional disclosures related to these merger-related charges are presented above in “Merger-Related and Restructuring Charges.” Total noninterest expense increased $156.3 million, or 7.0%, from 2001 to 2002 and $228.2 million, or 11.4%, from 2000 to 2001. The 2002 growth rate includes the effects of acquisitions accounted for as purchases during 2002, including Regional, AREA, MidAmerica, CRC, and several nonbank financial services companies and insurance agencies, which added costs of $67.9 million. Excluding the effects of the timing of such purchase acquisitions, noninterest expense increased by 4.4% compared to 2001. The growth in 2001 was similarly affected by acquisitions accounted for as purchases during 2001, including Community First Banking Company, Virginia Capital Bancshares, Inc., FirstSpartan Financial Corp., BankFirst Corporation, Edgar M. Norris & Co., Laureate Capital Corp., and several insurance agencies. The categories of noninterest expense creating these increases are further explained below.

Total personnel expense, the largest component of noninterest expense, totaled $1.3 billion in 2002, an increase of 15.2%, compared to the $1.1 billion in personnel expense incurred in 2001. The 2001 expense reflected an increase of $111.1 million, or 10.9%, compared to the $1.0 billion recorded in 2000. Total personnel expense includes salaries and wages, as well as pension and other employee benefit costs. The 2002 increase in personnel expenses was primarily caused by the effect of acquisitions, which accounted for $137.2 million of the increase, as well as higher mortgage loan production incentive compensation and investment banking incentive compensation, which grew $15.1 million and $14.8 million, respectively. In addition, pension plan expense more than doubled, increasing $15.8 million, or 117%, compared to 2001. The increase in 2001 compared to 2000 was primarily due to the same factors that caused the 2002 increase.

Net occupancy and equipment expense totaled $341.1 million in 2002, $303.4 million in 2001 and $282.5 million in 2000. The net occupancy and equipment expense for 2002 reflects an increase of $37.7 million, or 12.4% compared to 2001, which was $20.9 million, or 7.4% greater than the expense incurred in 2000. The increase during 2002 was due to higher rent on buildings and premises, information technology equipment expenses, maintenance and utility expenses and real estate taxes, which increased $11.3 million, $8.3 million, $4.5 million, and $4.0 million, respectively, from 2001. The increase in 2001 compared to 2000 was generally due to the same factors that caused the 2002 increase.

Amortization expense associated with intangible assets totaled $20.9 million in 2002, $72.7 million in 2001 and $64.6 million in 2000. The decrease in 2002 is due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, which ended the amortization of goodwill effective January 1, 2002. Amortization of capitalized mortgage servicing rights totaled $100.1 million, $46.0 million and $18.8 million during 2002, 2001 and 2000, respectively. These increases were caused by significant growth in the balance of capitalized mortgage servicing rights as a result of substantially higher mortgage loan originations during 2002 and 2001 as a result of favorable historically low interest rates.

Professional services expenses totaled $73.5 million, an increase of $14.2 million, or 24.0%, compared to the $59.3 million incurred in 2001. This increase was primarily driven by higher legal expenses and accounting fees. The 2001 professional services expenses reflect a $9.2 million, or 18.4%, increase over 2000. The increase was caused by the same factors that affected the 2002 increase.

Other noninterest expense totaled $512.9 million for 2002, an increase of $90.8 million, or 21.5%, compared to 2001, which reflected an increase of $4.1 million, or 1.0% compared to the $426.2 million incurred in 2000. The majority of the 2002 increase resulted from higher software expenses, deposit related expenses, employee travel, courier and postage expenses. The 2001 increase was caused by increases in the same categories that affected the 2002 expenses.

The following table presents a breakdown of BB&T’s noninterest expenses for the past three years:

Table 16

Noninterest Expense

				% Change
	Years Ended December 31,			2002 v. 2001	2001 v. 2000
	2002	2001	2000
	(Dollars in thousands)
Salaries and wages	$1,063,261	$932,635	$840,263	14.0%	11.0%
Pension and other employee benefits	234,586	194,223	175,512	20.8	10.7
Net occupancy expense on bank premises	156,670	133,768	125,402	17.1	6.7
Furniture and equipment expense	184,402	169,618	157,105	8.7	8.0
Regulatory charges	11,807	11,684	11,311	1.1	3.3
Foreclosed property expense	7,321	2,745	5,489	166.7	(50.0)
Amortization of intangibles	20,885	72,693	64,634	(71.3)	12.5
Software	36,608	28,415	21,956	28.8	29.4
Telephone	44,005	43,010	45,308	2.3	(5.1)
Advertising and public relations	27,537	26,134	28,517	5.4	(8.4)
Travel and transportation	24,012	23,555	20,149	1.9	16.9
Professional services	73,496	59,255	50,039	24.0	18.4
Supplies	32,464	32,484	30,559	(0.1)	6.3
Loan and lease expense	64,225	52,007	41,295	23.5	25.9
Deposit related expense	25,750	20,492	17,950	25.7	14.2
Merger-related and restructuring charges	39,280	198,988	143,185	(80.3)	39.0
Amortization of mortgage servicing rights	100,080	46,032	18,767	117.4	145.3
Other noninterest expenses	239,149	181,534	203,650	31.7	(10.9)

Total noninterest expense	$2,385,538	$2,229,272	$2,001,091	7.0%	11.4%

Provision for Income Taxes

BB&T’s provision for income taxes totaled $497.5 million for 2002, an increase of $110.7 million, or 28.6%, compared to 2001. The provision for income taxes totaled $386.8 million in 2001 and $314.5 million in 2000. BB&T’s effective tax rates for the years ended 2002, 2001 and 2000 were 27.8%, 28.4% and 31.0%, respectively. The decline in the effective rates reflected the elimination of nondeductible goodwill amortization in connection with the adoption of SFAS No. 142 in 2002 and the implementation of certain business and investment strategies that resulted in a reduction in the consolidated income tax provision. The increase in the provisions for both 2002 and 2001 compared to prior years results from higher pretax income, offset in part by lower effective tax rates.

During the last three years, BB&T entered into option contracts which legally transferred part of the responsibility for the management of future residuals of certain leveraged lease investments including the future remarketing or re-leasing of these assets to a wholly-owned subsidiary in a foreign jurisdiction having a lower income tax rate, thereby lowering the effective income tax rate applicable to these lease investments. These option contracts provide that the foreign subsidiary may purchase the lease investments at expiration of the existing leveraged leases for a fixed price. As a result, a portion of the residual value included in the consolidated leveraged lease analysis should be taxed at a lower tax rate than originally anticipated, resulting in a change in the total net income from the lease. The net income from the affected leases was recalculated from inception based on the new effective income tax rate. The recalculation had the effect of reducing net interest income for the years ended December 31, 2002, 2001, and 2000, by $9.7 million, $40.6 million and $14.3 million, respectively, and reducing the income tax provisions for the last three years by $20.2 million, $56.6 million and $19.8 million, respectively. BB&T intends to permanently reinvest the earnings of this subsidiary and, therefore, deferred income taxes associated with the foreign subsidiary arising from these transactions have not been provided.

During 2001, Branch Bank transferred certain securities and real estate secured loans to a subsidiary in exchange for additional common equity in the subsidiary. The transaction resulted in a difference between Branch Bank’s tax basis in the equity investment in the subsidiary and the assets transferred to the subsidiary. This difference in basis resulted in a net reduction in the provision for income taxes of $34.8 million for the year ended December 31, 2002.

The Internal Revenue Service (“IRS”) is conducting an examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. In connection with this examination the IRS has issued Notices of Proposed Adjustment with respect to BB&T’s income tax treatment of certain leveraged lease investments that were entered into during the years under examination. Management believes that BB&T’s treatment of these leveraged leases was appropriate and in compliance with existing tax laws and regulations, and intends to vigorously defend this position. In addition, inasmuch as the proposed adjustments relate primarily to the timing of taxable revenue recognition and amortization expense, deferred taxes have been provided. Management does not expect that BB&T’s consolidated financial position or consolidated results of operations will be materially adversely affected as a result of the IRS examination.

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

BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, collars, financial forward and futures contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to hedge business loans, forecasted sales of mortgage loans, federal funds purchased, long-term debt and certificates of deposit. These hedges resulted in an increase in net interest income of $44.8 million and $.9 million in 2002 and 2001, respectively, and a decrease in net interest income of $8.1 million in 2000.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. On December 31, 2002, BB&T had derivative financial instruments outstanding with notional amounts totaling $11.7 billion. The estimated fair value of open contracts used for risk management purposes at December 31, 2002 had net unrealized gains of $149.5 million.

See Note 18. “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements for additional disclosures.

Liquidity, Inflation and Changing Interest Rates

The majority of BB&T’s assets and liabilities are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System (“FRB”) to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the ALCO, BB&T is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

BB&T’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions at December 31, 2002, and is not necessarily indicative of positions on other dates. The carrying amounts of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The table does not reflect the impact of hedging strategies.

Table 17

Interest Rate Sensitivity Gap Analysis

December 31, 2002

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Assets	(Dollars in thousands)
Securities and other interest-earning assets (1)	$3,983,311	$6,775,206	$4,916,390	$1,740,561	$17,415,468
Federal funds sold and securities purchased under resale agreements or similar arrangements	294,448	—	—	—	294,448
Loans and leases (2)	38,819,351	8,282,776	3,180,609	3,235,277	53,518,013

Total interest-earning assets	43,097,110	15,057,982	8,096,999	4,975,838	71,227,929

Liabilities
Savings and interest checking (3)	—	1,842,931	614,310	614,310	3,071,551
Money rate savings (3)	8,594,471	8,594,471	—	—	17,188,942
Other time deposits	15,699,224	5,876,269	1,527,405	52,287	23,155,185
Federal funds purchased and securities sold under repurchase agreements or similar arrangements	4,107,170	—	—	—	4,107,170
Long-term debt and other borrowings	1,585,987	248,840	2,426,456	10,616,347	14,877,630

Total interest-bearing liabilities	29,986,852	16,562,511	4,568,171	11,282,944	62,400,478

Asset-liability gap	13,110,258	(1,504,529)	3,528,828	(6,307,106)

Cumulative interest rate sensitivity gap	$13,110,258	$11,605,729	$15,134,557	$8,827,451

(1)	Securities based on amortized cost.
(2)	Loans and leases include loans held for sale and are net of unearned income.
(3)	Projected runoff of deposits that do not have a contractual maturity date was computed based upon decay rate assumptions developed by bank regulators to assist banks in addressing FDICIA rule 305.

Management uses Interest Sensitivity Simulation Analysis (“Simulation”) to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the current contractual agreements that BB&T has made with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T’s interest sensitivity by means of a computer model that incorporates current volumes, average rates earned and paid, and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios of projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap.

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

Table 18

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear	Prime Rate
	December 31,		December 31,
	2002	2001	2002	2001
3.00%	7.25%	7.75%	0.52%	2.83%
1.50	5.75	6.25	0.52	2.45
No Change	4.25	4.75	—	—
(1.50)	2.75	3.25	-2.99	-2.80
(3.00)	1.25	1.75	-3.99	-4.27

Management has established parameters for asset/liability management, which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over six months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management’s ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings.

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

BB&T Corporation (“Parent Company”) uses dividends and returns of investments in its subsidiaries, funds from master note agreements with commercial clients of subsidiary banks and access to the capital markets as its major sources of funding to meet liquidity needs.

The primary source of funds used for parent company cash requirements has been dividends from the subsidiary banks, which totaled $974.5 million during 2002, and proceeds from the issuance of subordinated notes, which totaled $493 million in 2002. Funds raised through master note agreements with commercial clients also support the short-term cash needs of the parent company and bank as well as nonbank subsidiaries. At December 31, 2002 and 2001, master note balances totaled $721.1 million and $763.7 million, respectively.

The Parent Company has a $250 million revolving credit agreement with a group of unaffiliated banks, which serves as a backup liquidity facility for the master note program referred to above. This agreement has historically been negotiated annually with the current agreement scheduled to expire April 4, 2003, with a provision to extend the expiration date under certain circumstances. No borrowings have occurred under this backup facility.

The Parent Company has five issues of subordinated notes outstanding, which collectively totaled $2.0 billion at December 31, 2002, and $1.5 billion at December 31, 2001. Please refer to Note 10 in the “Notes to Consolidated Financial Statements” for additional information with respect to these subordinated notes.

BB&T’s subsidiary banks have several major sources of funding to meet their liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional certificates of deposit, availability to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, participation in the Treasury, Tax and Loan and Special Direct Investment programs with the Federal Reserve, availability to the overnight and term Federal funds markets, use of the Cayman branch facility for access to European deposits, access to retail brokered certificates of deposit and a borrower in custody program with the Federal Reserve for availability to the discount window.

Management believes current sources of liquidity are adequate to meet BB&T’s current requirements and plans for continued growth. See Note 6 “Premises and Equipment”, Note 10 “Long-Term Debt” and Note 14 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” for additional information regarding outstanding balances on sources of liquidity and contractual commitments and obligations.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

BB&T’s significant off-balance sheet arrangements include certain investments in low-income housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to its investments. At December 31, 2002, BB&T’s investments in such projects totaled $14.2 million. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. Outstanding commitments to fund low income housing investments totaled $168.9 million at December 31, 2002. BB&T’s risk exposure relating to such off-balance sheet arrangements is generally limited to the amount of investments and commitments made. Please refer to Note 1 in the “Notes to Consolidated Financial Statements” for further discussion of these investments in limited partnerships.

A summary of BB&T’s significant fixed and determinable contractual obligations by payment date is presented in Table 19 in the “Liquidity, Inflation and Changing Interest Rates” section herein.

In the normal course of business, BB&T is also a party to financial instruments to meet the financing needs of clients and to mitigate exposure to interest rate risk. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements. Further discussion of these commitments is included in Note 14 in the “Notes to Consolidated Financial Statements”.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2002 do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in Notes 1 and 18 in the “Notes to Consolidated Financial Statements”.

BB&T’s contractual obligations are summarized in the accompanying table. Other commitments includes commitments to lend. Not all of these commitments will be drawn upon, thus the actual cash requirements are likely to be significantly less than the amounts reported for “Other Commitments” in the accompanying table.

Table 19

Contractual Obligations and Other Commitments

December 31, 2002

	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Contractual Cash Obligations
Long-term debt	$13,586,037	$296,158	$248,807	$2,426,134	$10,614,938
Capital lease obligations	3,276	372	598	514	1,792
Operating Leases	364,585	55,217	97,702	61,413	150,253
Commitments to fund low income housing developments	168,879	19,415	74,454	65,476	9,534

Total contractual cash obligations	$14,122,777	$371,162	$421,561	$2,553,537	$10,776,517

Other Commitments
Lines of credit	$7,096,743	$7,093,447	$69	$—	$3,227
Commercial letters of credit	36,742	36,742	—	—	—
Standby letters of credit	1,156,516	1,148,338	6,623	102	1,453
Other commitments (1)	9,721,955	6,422,772	2,307,842	567,347	423,994

Total other commitments	$18,011,956	$14,701,299	$2,314,534	$567,449	$428,674

(1)	Other commitments include unfunded business loan commitments, unfunded overdraft protection on demand deposit accounts and other unfunded commitments to lend.

Related Party Transactions

BB&T has no material related party transactions. The Corporation may extend credit to certain officers and directors in the ordinary course of business. These loans are made under substantially the same terms as comparable third-party lending arrangements and are in compliance with applicable banking regulations.

Capital Adequacy and Resources

The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T’s principal goals related to capital are to provide an adequate return to shareholders while retaining a sufficient base from which to support future growth and to comply with all regulatory standards.

Shareholders’ equity totaled $7.4 billion at December 31, 2002, an increase of $1.2 billion, or 20.1%, from year-end 2001. During 2002, BB&T issued 36.6 million shares in connection with acquisitions accounted for as purchases, the exercise of stock options and other stock-based incentive plans, which increased shareholders’ equity by $1.2 billion. This growth was partially offset by the repurchase of 21.8 million shares of common stock at a cost, including commissions of $801.2 million. Growth of $763.8 million in shareholders’ equity resulted from BB&T’s earnings retained after dividends to shareholders. Additionally, shareholders’ equity was increased by unrealized gains on securities available for sale, which increased $41.0 million during 2002, net of deferred income taxes.

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

Tier 1 capital (common shareholders’ equity, excluding unrealized gains or losses on debt securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes, plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets) is required to be at least 4% of risk-weighted assets, and total capital (the sum of Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier 1 capital. The Tier 1 capital ratio for BB&T at the end of 2002 was 9.2%, and the total capital ratio was 13.4%. At the end of 2001, these ratios were 9.8% and 13.3%, respectively.

In addition to the risk-based capital measures described above, regulators have also established minimum leverage capital requirements for banking organizations. This is the primary measure of capital adequacy used by management and is calculated by dividing period-end Tier 1 capital by average tangible assets for the most recent quarter. BB&T’s Tier 1 leverage ratio at year-end 2002 was 6.9%, compared to 7.2% at year-end 2001. The minimum required Tier 1 leverage ratio ranges from 3% to 5% depending upon Federal bank regulatory agency evaluation of an organization’s overall safety and soundness. BB&T’s regulatory capital and ratios are set forth in the following table.

Table 20

Capital—Components and Ratios

	December 31,
	2002	2001
	(Dollars in thousands)
Tier 1 capital	$5,290,310	$5,002,896
Tier 2 capital	2,450,738	1,794,062

Total regulatory capital	$7,741,048	$6,796,958

Risk-based capital ratios:
Tier 1 capital	9.2%	9.8%
Total regulatory capital	13.4	13.3
Tier 1 leverage ratio	6.9	7.2

Segment Results

BB&T’s operations are divided into six reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Agency Insurance, Investment Banking and Brokerage, and Treasury. These operating segments have been identified based primarily on BB&T’s existing organizational structure. See Note 20. “Operating Segments”, in the “Notes to Consolidated Financial Statements” herein, for a full discussion of the segments, the internal accounting and reporting practices utilized by BB&T to manage these segments and financial disclosures by segment as required by SFAS No. 131. Fluctuations in noninterest income and expense earned and incurred related to external customers are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis. Expenses that are considered to be merger-related or restructuring charges and a gain from the sale of an equity investment in an electronic transaction processing company during 2001, as previously discussed, are retained in the Corporate Office and are excluded from these segments.

Banking Network

The Banking Network grew internally during 2002 as well as through mergers of three banking companies. The total Banking Network was composed of 1,122 banking offices at the end of 2002, up from 1,081 banking offices at December 31, 2001. Net interest income for the Banking Network totaled $2.2 billion, an increase of

$167.1 million, or 8.3%, compared to 2001. The 2001 balance represented an increase of $87.6 million, or 4.5%, compared to 2000. The increase in net interest income in 2002 is composed of a 6.5% increase from external customers and a 12.7% increase in the net credit generated by the internal funds transfer pricing (“FTP”) system. The increase in net intersegment interest income reflects the addition of FTP adjustments associated with the loan and deposit balances of the institutions acquired during 2002 and strong internal growth in deposits during 2002 resulting in an increase in the credit for funds received through the FTP system.

The provision for loan and lease losses increased $1.8 million, or .9%, from 2001 to 2002. This slight increase reflects the relatively stable levels of nonperforming assets as a percentage of total assets during 2002. The 2001 provision reflected an increase of $65.0 million, or 43.7%, compared to 2000. This increase resulted from added provisions from acquired institutions, and higher provision necessary to cover significant net charge-off growth in 2001 compared to 2000.

Noninterest income produced from external customers through the Banking Network increased $158.0 million, or 29.0% during 2001 due primarily to growth in service charges on deposits, while noninterest income allocated from other segments increased $106.5 million, or 44.4% due to intersegment revenue received as a result of substantially higher mortgage loan originations. Comparing 2001 to 2000, noninterest income from external customers increased $88.6 million, or 19.4%, and intersegment noninterest income increased $119.2 million, or 99.0%. Noninterest expenses incurred within the Banking Network increased $38.4 million, or 3.7%, because of increased employee related expenses, while noninterest expenses allocated from the other operating segments increased $74.9 million, or 14.9%, over the same time frame, because of financial institutions acquired during the year and a substantial increase in full time equivalent employees in the Banking Network, upon which certain expense allocations are based. Comparing 2001 to 2000, noninterest expense increased $87.1 million, or 9.2%, and noninterest expenses allocated to the Banking Network from intercompany sources increased $178.9 million, or 55.0%.

The provision for income taxes allocated to the Banking Network increased $63.4 million, or 20.9%, because of a 30.1% increase in pretax income, which was partially offset by lower effective tax rates, which reflect lower consolidated effective tax rates. Effective tax rates declined from 28.8% in 2001 to 26.8% in 2002 due to the elimination of nondeductible goodwill amortization in connection with the adoption of SFAS No. 142 in 2002 and the implementation of various business strategies, as discussed in the “Provision for Income Taxes” section herein. The 2001 provision for income taxes decreased $49.9 million, or 14.1%, compared to 2000 because of decreases in pretax income and the effective tax rate.

Total identifiable assets for the Banking Network increased $9.7 billion, or 25.4%, to a total of $47.8 billion, compared to 2001, which reflected an increase of $577.3 million, or 1.5%, compared to 2000. These increases were largely due to acquisitions.

Mortgage Banking

BB&T’s Mortgage Banking segment further expanded during 2002 compared to 2001 because of the continued favorable low interest rate environment. BB&T’s mortgage originations totaled $14.1 billion for 2002, up 34.3% compared to 2001. BB&T’s residential mortgage servicing portfolio totaled $34.8 billion at year-end 2002 compared with $29.0 billion in 2001.

Net interest income for the Mortgage Banking segment totaled $309.3 million, up $150.6 million, or 94.9%, compared to 2001. The 2001 amount reflected an increase of 37.8% compared with 2000. These increases reflect the continued growth in mortgage originations as a result of historically low interest rates. The continued strong credit quality of the mortgage portfolio has resulted in the Mortgage Banking segment’s provision for loan and lease losses being relatively stable during the years ended December 31, 2002, 2001, and 2000.

Noninterest income produced from external customers increased $30.9 million, or 24.2% compared to 2001, which in turn reflected an increase of $42.2 million, or 49.5%, from 2000. The increases were the result of record origination volume in 2001 and 2002. Noninterest expenses incurred within the Mortgage Banking segment increased $78.7 million, or 97.1%, as a result of higher amortization of mortgage servicing rights while noninterest expenses allocated from the other operating segments increased $3.2 million, or 12.0%. The increase in expenses allocated to the Mortgage Banking segment during 2002 reflects the results of acquired institutions. Comparing 2001 and 2000, noninterest expenses from external sources increased $22.3 million, or 37.9%, and intersegment noninterest expenses increased $3.4 million, or 14.8%.

The provision for income taxes allocated to the Mortgage Banking segment increased $22.9 million, or 42.4%, principally due to higher pretax income. For 2001, the provision for income taxes increased $21.9 million, or 68.2%, compared to 2000 due to the same reasons that caused the 2002 increase.

Total identifiable assets for the Mortgage Banking segment increased $1.7 billion, or 19.2%, from 2001 to 2002, and $686.4 million, or 8.3%, from 2001 to 2000, due to acquisitions and mortgage origination volumes during the last two years.

Trust Services

Net interest income for the Trust Services segment totaled $27.5 million, an increase of $15.1 million, or 122.1%, compared to 2001. This increase is composed of a 43.8% decrease in net interest expense paid to external customers and a 1.7% decrease in the net credit for funds as calculated by BB&T’s internal FTP system. This decrease is due to lower average carrying values of assets under administration compared to 2001, which resulted from the depressed markets. The net interest income in 2001, which totaled $12.4 million, was $1.4 million, or 10.3% less than the balance for 2000. This decrease is due to lower average carrying values of assets under administration compared to 2000, which resulted from the lower interest rate environment.

Noninterest income produced from external customers increased $5.7 million, or 6.2% during 2002, while noninterest income for 2001 reflected an increase of $11.9 million, or 14.9%, compared to 2000. Noninterest expenses incurred within the Trust Services segment increased $19.8 million, or 33.0%, while noninterest expenses allocated from the other operating segments increased $5.4 million. For 2001, noninterest expense increased $8.1 million, or 15.6%, while expenses allocated to the Trust Services segment decreased $.6 million, or 15.1%.

The provision for income taxes allocated to Trust Services decreased $1.0 million, or 9.1%, primarily due to lower pretax income. Comparing 2001 and 2000, the provision for income taxes increased $.9 million, or 8.7%. Total identifiable segment assets for Trust Services increased 25.4% to a total of $78.7 million at December 31, 2002 compared to 2001, and increased 58.8% from 2000 to 2001 primarily due to acquisitions of financial institutions during 2002 and 2001.

Agency Insurance

Noninterest income produced from external sources increased $118.7 million, or 69.8% during 2002 primarily due to the acquisitions of CRC and eight other insurance agencies during the year along with internally-generated growth. For 2001, noninterest income increased $47.8 million, or 39.1%, compared to 2000 due to these same factors. Noninterest expenses incurred within the Agency Insurance segment increased $97.7 million, or 79.2%, while noninterest expenses allocated from other operating segments grew to $23.7 million. The increase in expenses allocated to Agency Insurance primarily resulted from the purchased agencies discussed above. For 2001, noninterest expenses increased $36.1 million, or 41.4%, and intersegment noninterest expenses increased 3.1%.

The provision for income taxes allocated to Agency Insurance increased $1.1 million in 2002 and $4.8 million in 2001 consistent with the growth in pretax income. Total identifiable segment assets for Agency Insurance more than tripled to a total of $551.7 million, primarily due to the acquisition of CRC, which is the 4th largest wholesale insurance broker in the country. In 2001, total identifiable segment assets increased 25.7%.

Investment Banking and Brokerage

Net interest income for the Investment Banking and Brokerage segment totaled $7.5 million, a decrease of $1.3 million compared to 2001, which was $2.9 million lower than 2000 due to lower interest rates. Noninterest income produced from external customers increased $34.8 million, or 19.2% during 2002. For 2001, noninterest income increased $17.0 million compared to 2000. This increase resulted from higher fixed income securities underwriting fees, retail brokerage fees and investment banking income. Noninterest expenses incurred within the Investment Banking and Brokerage segment increased $10.9 million, while noninterest expenses allocated from the other operating segments increased $13.2 million primarily due to the acquisition of Ryan Lee and the corresponding increase in full time equivalent employees in the Investment Banking and Brokerage segment, upon which certain expense allocations are based. Comparing 2001 and 2000, noninterest expenses increased $21.1 million due to higher compensation expense, and intersegment noninterest expenses increased 6.3%.

The provision for income taxes allocated to Investment Banking and Brokerage increased $3.9 million, due to substantially higher pretax income from 2001. For 2001, the provision for income taxes decreased $.7 million compared to 2000. Total identifiable assets for the Investment Banking and Brokerage segment increased 40.0% to a total of $982.8 million primarily due to the acquisition previously discussed. For 2001, total identifiable segment assets decreased $49.7 million.

Treasury

Net interest income for the Treasury segment totaled $222.1 million, a decrease of $52.2 million, or 19.0%, compared to 2001. This significant decrease is comprised of a $32.4 million decrease in net interest income from external customers and a $19.8 million decrease in the net charge for funds allocated to the Treasury segment as calculated by BB&T’s internal FTP system. This large decrease is principally due to changes in the mix and profitability of securities held by the Treasury segment. For 2001, net interest income increased $35.1 million compared to 2000. Noninterest income from external customers increased $201.6 million during 2002, principally due to securities gains taken during 2002 to economically offset writedowns in the carrying value of BB&T’s capitalized mortgage servicing rights. For 2001, noninterest income increased $237.4 million compared to 2000 principally because of a restructuring of the securities portfolio, which resulted in securities losses of approximately $222.2 million in 2000. Noninterest expenses incurred within the Treasury segment increased $7.4 million, while noninterest expenses allocated from the other operating segments decreased $.3 million. For 2001, noninterest expenses increased $1.5 million and intersegment noninterest expenses increased $1.4 million.

The provision for income taxes allocated to the Treasury segment increased $45.5 million and $78.5 million in 2002 and 2001, respectively, due to increases in pretax income. Total identifiable assets for the Treasury segment increased 26.4% during 2002 to a total of $20.5 billion. For 2001, total identifiable segment assets for the Treasury segment decreased $875.3 million, or 5.1%.

Common Stock and Dividends

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of the Subsidiary Banks to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments. The Corporation’s policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. BB&T’s common dividend payout ratio, computed by dividing dividends paid per common share by basic earnings per common share, was 40.00% in 2002 as compared to 45.58% in 2001. BB&T’s annual cash dividends paid per common share increased 12.2% during 2002 to $1.10 per common share for the year, as compared to $.98 per common share in 2001. This increase marked the 31st consecutive year that the Corporation’s annual cash dividend paid to shareholders has been increased. A discussion of dividend restrictions is included in Note 15.—“Regulatory Requirements and Other Restrictions,” in the “Notes to Consolidated Financial Statements” and “Regulatory Considerations.”

BB&T’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BBT”. BB&T’s common stock was held by 145,174 shareholders of record at December 31, 2002 compared to 114,464 at December 31, 2001. The accompanying table, “Quarterly Summary of Market Prices and Dividends Paid on Common Stock,” sets forth the quarterly high, low and last sales prices for BB&T’s common stock based on the daily closing price and the dividends paid per share of common stock for each of the last eight quarters.

Table 21

Quarterly Summary of Market Prices and Cash Dividends Paid on Common Stock

	2002				2001
	Closing Sales Prices			Cash Dividends Paid	Closing Sales Prices			Cash Dividends Paid
	High	Low	Last		High	Low	Last
Quarter Ended:
March 31	$39.11	$34.47	$38.11	$.26	$37.88	$31.42	$35.17	$.23
June 30	39.23	36.60	38.60	.26	37.01	34.25	36.70	.23
September 30	38.40	32.18	35.04	.29	38.48	33.57	36.45	.26
December 31	38.23	31.26	36.99	.29	36.96	32.10	36.11	.26

Year	$39.23	$31.26	$36.99	$1.10	$38.48	$31.42	$36.11	$.98

Fourth Quarter Results

Net income for the fourth quarter of 2002 was $337.3 million, compared to $277.9 million for the comparable period of 2001. On a per share basis, diluted net income for the fourth quarter of 2002 was $.70 compared to $.61 for the same period a year ago. Annualized returns on average assets and average shareholders’ equity were 1.71% and 17.97%, respectively, for the fourth quarter of 2002, compared to 1.56% and 17.93%, respectively, for the fourth quarter of 2001.

Net interest income on an FTE basis amounted to $742.9 million for the fourth quarter of 2002, an increase of 10.1% compared to $675.0 million for the same period of 2001. Noninterest income totaled $491.4 million for the fourth quarter of 2002, up 34.4% from $365.7 million earned during the fourth quarter of 2001. BB&T’s noninterest expense for the fourth quarter of 2002 totaled $654.3 million, up 20.1% from the $545.0 million recorded in the fourth quarter of 2001.

Due to an increased level of charge-offs, nonperforming assets and other factors considered by management, the fourth quarter 2002 provision for loan and lease losses increased 30.3% to $84.7 million, compared to $65.0 million for the fourth quarter of 2001.

The fourth quarter 2002 provision for income taxes totaled $123.2 million compared to $109.8 million for the fourth quarter of 2001, an increase of 12.2%.

The accompanying table, “Quarterly Financial Summary—Unaudited,” presents condensed information relating to quarterly periods in the years ended December 31, 2002 and 2001.

Table 22

Quarterly Financial Summary—Unaudited

	2002				2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Consolidated Summary of Operations:
Net interest income FTE	$742,872	$742,655	$727,241	$685,256	$675,005	$667,263	$647,871	$634,405
FTE adjustment	34,801	40,563	37,210	37,990	42,938	45,572	53,404	48,951
Provision for loan and lease losses	84,700	64,000	58,500	56,500	65,000	68,500	48,798	42,020
Securities (losses) gains, net	1,508	135,519	19,666	13,407	30,375	2,423	16,644	72,684
Other noninterest income	489,862	286,728	384,466	371,099	335,304	333,559	330,023	259,327
Noninterest expense	654,315	606,061	576,852	548,310	545,021	581,911	563,842	538,498
Provision for income taxes	123,171	126,121	130,859	117,317	109,782	85,296	91,265	100,447

Net income	$337,255	$328,157	$327,952	$309,645	$277,943	$221,966	$237,229	$236,500

Basic earnings per share	$.71	$.69	$.69	$.67	$.61	$.49	$.53	$.52

Diluted earnings per share	$.70	$.68	$.68	$.66	$.61	$.48	$.52	$.51

Selected Average Balances:
Assets	$78,428,911	$77,571,231	$75,538,200	$71,481,754	$70,610,330	$69,590,582	$68,087,219	$66,955,391
Securities, at amortized cost	16,103,478	17,574,918	17,593,605	16,481,523	16,239,595	16,015,660	15,542,138	15,742,659
Loans and leases (1)	53,606,266	51,628,276	50,265,837	47,833,312	47,422,232	47,183,864	46,415,430	45,299,720
Total earning assets	70,198,735	69,659,668	68,214,187	64,770,455	64,016,441	63,637,483	62,410,954	61,521,357
Deposits	50,798,562	50,553,087	49,350,903	45,698,065	44,874,398	44,524,669	44,517,413	43,027,642
Short-term borrowed funds	4,626,091	5,245,126	5,788,023	5,930,643	6,427,523	6,451,865	5,572,755	6,604,135
Long-term debt	13,344,191	12,313,297	11,287,626	11,572,300	11,492,851	11,174,903	10,975,583	10,465,027
Total interest-bearing liabilities	61,015,807	60,728,200	59,268,830	56,702,333	56,234,141	55,831,654	54,946,227	54,279,165
Shareholders' equity	7,444,431	7,370,304	7,156,600	6,469,084	6,150,335	5,903,303	5,659,565	5,487,154

(1)	Loans and leases are net of unearned income and include loans held for sale.

SIX YEAR FINANCIAL SUMMARY AND SELECTED RATIOS

(Dollars in thousands, except per share data)

	As of / For the Years Ended December 31,						Five Year Compound Growth Rate
	2002	2001	2000	1999	1998	1997
Summary of Operations
Interest income	$4,434,044	$4,848,615	$4,878,409	$4,233,162	$3,936,661	$3,576,789	4.4%
Interest expense	1,686,584	2,414,936	2,563,912	2,038,453	1,928,441	1,720,647	(0.4)

Net interest income	2,747,460	2,433,679	2,314,497	2,194,709	2,008,220	1,856,142	8.2
Provision for loan and lease losses	263,700	224,318	147,187	126,559	126,269	136,863	14.0

Net interest income after provision for loan and lease losses	2,483,760	2,209,361	2,167,310	2,068,150	1,881,951	1,719,279	7.6
Noninterest income	1,692,475	1,380,339	846,787	957,428	765,712	645,572	21.3
Noninterest expense	2,385,538	2,229,272	2,001,091	1,869,668	1,582,845	1,510,803	9.6

Income before income taxes and cumulative effect of change in accounting principle	1,790,697	1,360,428	1,013,006	1,155,910	1,064,818	854,048	16.0
Provision for income taxes	497,468	386,790	314,518	377,185	343,854	288,945	11.5

Income before cumulative effect of change in accounting principle	1,293,229	973,638	698,488	778,725	720,964	565,103	18.0
Add: cumulative effect of change in accounting principle	9,780	—	—	—	—	—	NM

Net income	$1,303,009	$973,638	$698,488	$778,725	$720,964	$565,103	18.2

Per Common Share
Average shares outstanding (000's):
Basic	473,304	453,188	450,789	447,569	442,423	438,808	1.5
Diluted	478,793	459,269	456,214	454,771	451,001	446,846	1.4
Basic earnings per share
Income before cumulative effect of change in accounting principle	$2.73	$2.15	$1.55	$1.74	$1.63	$1.29	16.2
Cumulative effect of change in accounting principle	.02	—	—	—	—	—	NM

Net income	$2.75	$2.15	$1.55	$1.74	$1.63	$1.29	16.3

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$2.70	$2.12	$1.53	$1.71	$1.60	$1.26	16.5
Cumulative effect of change in accounting principle	.02	—	—	—	—	—	NM

Net income	$2.72	$2.12	$1.53	$1.71	$1.60	$1.26	16.6

Cash dividends paid	$1.10	$.98	$.86	$.75	$.66	$.58	13.7
Book value per share	15.70	13.50	11.96	10.30	10.33	9.38	10.9

SIX YEAR FINANCIAL SUMMARY AND SELECTED RATIOS—Continued

(Dollars in thousands, except per share data)

	As of / For the Years Ended December 31,						Five Year Compound Growth Rate
	2002	2001	2000	1999	1998	1997

Average Balances
Securities, at amortized cost	$16,939,089	$15,886,732	$15,241,243	$14,820,477	$12,936,731	$11,791,115	7.5%
Loans and leases (1)	50,851,417	46,587,780	41,933,641	37,819,870	34,216,258	30,534,941	10.7
Other assets	7,988,527	6,348,517	4,638,531	4,410,712	4,137,790	3,423,680	18.5

Total assets	$75,779,033	$68,823,029	$61,813,415	$57,051,059	$51,290,779	$45,749,736	10.6

Deposits	$49,118,108	$44,241,881	$41,415,940	$38,741,240	$35,977,426	$33,658,603	7.9
Other liabilities	7,412,723	7,748,647	7,780,591	7,469,542	6,300,849	4,855,886	8.8
Long-term debt	12,134,712	11,030,312	7,705,449	6,207,966	4,694,418	3,329,176	29.5
Common shareholders' equity	7,113,490	5,802,189	4,911,435	4,632,311	4,318,086	3,902,299	12.8
Preferred shareholders' equity	—	—	—	—	—	3,772	NM

Total liabilities and shareholders' equity	$75,779,033	$68,823,029	$61,813,415	$57,051,059	$51,290,779	$45,749,736	10.6

Period End Balances
Total assets	$80,216,816	$70,869,945	$66,552,823	$59,380,433	$54,373,105	$49,240,765	10.3
Deposits	51,280,016	44,733,275	43,877,319	39,319,012	38,204,833	35,268,689	7.8
Long-term debt	13,587,841	11,721,076	8,646,018	6,222,561	5,561,216	4,202,137	26.5
Shareholders' equity	7,387,914	6,150,209	5,419,809	4,640,189	4,621,543	4,095,395	12.5

Selected Ratios
Rate of return on:
Average total assets	1.72%	1.41%	1.13%	1.36%	1.41%	1.24%
Average common shareholders' equity	18.32	16.78	14.22	16.81	16.70	14.48
Dividend payout	40.00	45.58	55.48	43.10	40.49	44.96
Average equity to average assets	9.39	8.43	7.95	8.12	8.42	8.54

(1)	Loans and leases are net of unearned income and include loans held for sale.

NM—not meaningful.

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

The management of BB&T is responsible for the preparation of the financial statements, related financial data and other information in this Annual Report on Form 10-K. The financial statements are prepared in accordance with accounting principles generally accepted in the United States and include amounts based on management’s estimates and judgment where appropriate. Financial information appearing throughout this Annual Report on Form 10-K is consistent with the financial statements.

BB&T’s accounting system, which records, summarizes and reports financial transactions, is supported by an internal control structure that provides reasonable assurance that assets are safeguarded and transactions are recorded in accordance with BB&T’s policies and established accounting procedures. As an integral part of the internal control structure, BB&T maintains a professional staff of internal auditors who monitor compliance with and assess the effectiveness of the internal control structure. Any system of internal control has inherent limitations and, because of the dynamic nature of other systems within the Corporation, the effectiveness of BB&T’s internal control systems may vary over time.

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

The financial statements as of and for the period ended December 31, 2002 have been audited by PricewaterhouseCoopers LLP, independent accountants, who render an independent opinion on management’s financial statements. Their appointment was recommended by the Audit Committee, approved by the Board of Directors and ratified by the shareholders. Their examination provides an objective assessment of the degree to which BB&T’s management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include reviewing the internal control structure to determine the timing and scope of audit procedures and performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide a reasonable level of assurance that the financial statements are fairly presented in all material respects.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2002. Based on the results of that assessment, management believes that BB&T’s system of internal controls provides reasonable assurance that assets are safeguarded and transactions are recorded in accordance with BB&T’s policies and established accounting procedures.

John A. Allison	Scott E. Reed	Sherry A. Kellett
Chairman and Chief Executive Officer	Chief Financial Officer	Controller

Report of Independent Accountants

To the Board of Directors and Shareholders of BB&T Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of income, of changes in shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of BB&T Corporation and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of BB&T Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, prior to the revisions described in Note 7, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 28, 2002.

As discussed in Note 1 to the consolidated financial statements, upon adoption of new accounting pronouncements effective during 2002 the Company changed its method of accounting for goodwill and intangible assets, and its method of accounting for loan commitments to be accounted for as derivatives.

As discussed above, the financial statements of BB&T Corporation as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 7, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002, and Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, which was adopted by the Company as of October 1, 2002. We audited the transitional disclosures described in Note 7. In our opinion, the transitional disclosures for 2001 and 2000 in Note 7 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

PRICEWATERHOUSECOOPERS LLP

Greensboro, North Carolina

January 28, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP (Andersen). This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the Company’s registration statements.

As discussed in Note 7, the Company has revised its financial statements for the years ended December 31, 2001 and 2000 to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets, and Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. The Andersen report does not extend to these changes. The revisions to the 2001 and 2000 financial statements related to these transitional disclosures were reported on by PricewaterhouseCoopers LLP, as stated in their report appearing herein.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To BB&T Corporation:

We have audited the accompanying consolidated balance sheets of BB&T Corporation (a North Carolina corporation), and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders equity and cash flows for each of the three years in the period ended December 31, 2001.* These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BB&T Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001* in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Charlotte, North Carolina

January 28, 2002

*	The 1999 consolidated financial statements are not required to be presented in the 2002 Annual Report on Form 10-K.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

(Dollars in thousands, except per share data)

	2002	2001
Assets
Cash and due from banks	$1,929,650	$1,871,437
Interest-bearing deposits with banks	148,122	114,749
Federal funds sold and securities purchased under resale agreements or similar arrangements	294,448	246,040
Trading securities at fair value	148,488	97,675
Securities available for sale at fair value	17,599,477	16,621,684
Securities held to maturity at amortized cost (fair value: $55,512 at December 31, 2002 and $40,488 at December 31, 2001)	55,523	40,496
Loans held for sale	2,377,707	1,907,416
Loans and leases, net of unearned income	51,140,306	45,535,757
Allowance for loan and lease losses	(723,685)	(644,418)

Loans and leases, net	50,416,621	44,891,339

Premises and equipment, net of accumulated depreciation	1,072,101	989,611
Goodwill	1,723,379	879,903
Other assets	4,451,300	3,209,595

Total assets	$80,216,816	$70,869,945

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$7,864,338	$6,939,640
Savings and interest checking	3,071,551	3,013,702
Money rate savings	17,188,942	13,902,088
Certificates of deposit and other time deposits	23,155,185	20,877,845

Total deposits	51,280,016	44,733,275

Short-term borrowed funds	5,396,959	6,649,100
Long-term debt	13,587,841	11,721,076
Accounts payable and other liabilities	2,564,086	1,616,285

Total liabilities	72,828,902	64,719,736

Commitments and contigencies (Note 14)

Shareholders’ equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or outstanding at December 31, 2002 or at December 31, 2001	—	—
Common stock, $5 par, 1,000,000,000 shares authorized; 470,452,260 issued and outstanding at December 31, 2002 and 455,682,560 issued and outstanding at December 31, 2001	2,352,261	2,278,413
Additional paid-in capital	793,123	418,565
Retained earnings	3,912,320	3,148,501
Unvested restricted stock	(499)	(2,669)
Accumulated other comprehensive income, net of deferred income taxes of $208,008 at December 31, 2002 and $201,207 at December 31, 2001	330,709	307,399

Total shareholders’ equity	7,387,914	6,150,209

Total liabilities and shareholders’ equity	$80,216,816	$70,869,945

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands, except per share data)

	2002	2001	2000
Interest Income
Interest and fees on loans and leases	$3,468,386	$3,806,924	$3,876,263
Interest and dividends on securities	957,810	1,024,506	972,762
Interest on short-term investments	7,848	17,185	29,384

Total interest income	4,434,044	4,848,615	4,878,409

Interest Expense
Interest on deposits	1,003,058	1,566,269	1,685,248
Interest on short-term borrowed funds	95,823	238,315	411,528
Interest on long-term debt	587,703	610,352	467,136

Total interest expense	1,686,584	2,414,936	2,563,912

Net Interest Income	2,747,460	2,433,679	2,314,497
Provision for loan and lease losses	263,700	224,318	147,187

Net Interest Income After Provision for Loan and Lease Losses	2,483,760	2,209,361	2,167,310
Noninterest Income
Service charges on deposits	402,476	349,522	292,492
Mortgage banking income	172,829	148,936	104,579
Trust income	94,463	90,898	80,039
Investment banking and brokerage fees and commissions	210,586	175,296	163,480
Insurance commissions	313,436	190,446	162,054
Bankcard fees and merchant discounts	66,848	60,859	57,851
Other nondeposit fees and commissions	141,654	126,638	108,621
Securities gains (losses), net	170,100	122,126	(219,366)
Other income	120,083	115,618	97,037

Total noninterest income	1,692,475	1,380,339	846,787

Noninterest Expense
Personnel expense	1,297,847	1,126,858	1,015,775
Occupancy and equipment expense	341,072	303,386	282,507
Amortization of intangibles	20,885	72,693	64,634
Professional services	73,496	59,255	50,039
Merger-related and restructuring charges	39,280	198,988	143,185
Amortization of mortgage servicing rights	100,080	46,032	18,767
Other expense	512,878	422,060	426,184

Total noninterest expense	2,385,538	2,229,272	2,001,091

Earnings
Income before income taxes and cumulative effect of change in accounting principle	1,790,697	1,360,428	1,013,006
Provision for income taxes	497,468	386,790	314,518

Income before cumulative effect of change in accounting principle	1,293,229	973,638	698,488
Cumulative effect of change in accounting principle	9,780	—	—

Net income	$1,303,009	$973,638	$698,488

Per Common Share
Basic Earnings:
Income before cumulative effect of change in accounting principle	$2.73	$2.15	$1.55
Cumulative effect of change in accounting principle	0.02	—	—

Net income	$2.75	$2.15	$1.55

Diluted Earnings:
Income before cumulative effect of change in accounting principle	$2.70	$2.12	$1.53
Cumulative effect of change in accounting principle	0.02	—	—

Net income	$2.72	$2.12	$1.53

Cash dividends paid	$1.10	$0.98	$0.86

Average Shares Outstanding
Basic	473,303,770	453,188,403	450,789,079

Diluted	478,792,558	459,269,330	456,213,609

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings and Other(1)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 1999	450,349,937	$2,251,750	$400,215	$2,323,297	$(335,073)	$4,640,189
Add (Deduct):
Comprehensive income:
Net income	—	—	—	698,488	—	698,488
Unrealized holding gains (losses) arising during the period, net of tax of $120,023	—	—	—	—	307,750	307,750
Less: reclassification adjustment, net of tax of $87,747	—	—	—	—	(131,620)	(131,620)

Total comprehensive income	—	—	—	698,488	439,370	1,137,858

Common stock issued	10,053,342	50,264	199,202	(154)	—	249,312
Redemption of common stock	(7,095,900)	(35,477)	(182,065)	—	—	(217,542)
Cash dividends declared on common stock	—	—	—	(400,757)	—	(400,757)
Other, net	—	—	6,052	4,697	—	10,749

Balance, December 31, 2000	453,307,379	2,266,537	423,404	2,625,571	104,297	5,419,809

Add (Deduct):
Comprehensive income:
Net income	—	—	—	973,638	—	973,638
Unrealized holding gains (losses) arising during the period, net of tax of $100,760	—	—	—	—	258,360	258,360
Less: reclassification adjustment, net of tax of $47,663	—	—	—	—	74,550	74,550

Net unrealized gains (losses) on securities	—	—	—	—	183,810	183,810
Unrecognized gain on cash flow hedge, net of tax of $12,586	—	—	—	—	19,292	19,292

Total comprehensive income	—	—	—	973,638	203,102	1,176,740

Common stock issued	16,381,881	81,910	412,379	—	—	494,289
Redemption of common stock	(14,006,700)	(70,034)	(440,271)	—	—	(510,305)
Cash dividends declared on common stock	—	—	—	(457,780)	—	(457,780)
Other, net	—	—	23,053	4,403	—	27,456

Balance, December 31, 2001	455,682,560	2,278,413	418,565	3,145,832	307,399	6,150,209

Add (Deduct):
Comprehensive income:
Net income	—	—	—	1,303,009	—	1,303,009
Unrealized holding gains (losses) arising during the period, net of tax of $56,473	—	—	—	—	144,803	144,803
Less: reclassification adjustment, net of tax of $66,339	—	—	—	—	103,761	103,761

Net unrealized gains (losses) on securities	—	—	—	—	41,042	41,042
Unrecognized gain (loss) on cash flow hedge, net of tax of $(11,570)	—	—	—	—	(17,732)	(17,732)

Total comprehensive income	—	—	—	1,303,009	23,310	1,326,319

Common stock issued	36,580,900	182,904	1,049,723	—	—	1,232,627
Redemption of common stock	(21,811,200)	(109,056)	(691,611)	—	—	(800,667)
Cash dividends declared on common stock	—	—	—	(539,190)	—	(539,190)
Other, net	—	—	16,446	2,170	—	18,616

Balance, December 31, 2002	470,452,260	$2,352,261	$793,123	$3,911,821	$330,709	$7,387,914

(1)	Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

(Dollars in thousands)

	2002	2001	2000
Cash Flows From Operating Activities:
Net income	$1,303,009	$973,638	$698,488
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	263,700	224,318	147,187
Depreciation of premises and equipment	143,960	122,190	116,247
Amortization of intangibles and mortgage servicing rights	120,965	118,725	83,401
Adjustment/accretion of negative goodwill	(9,780)	(4,484)	(6,243)
Amortization of unearned stock compensation	2,052	4,402	4,605
Discount accretion and premium amortization on securities, net	5,030	(7,432)	(5,779)
Net decrease (increase) in trading account securities	(50,813)	(956)	(1,200)
Loss (gain) on sales of securities, net	(170,100)	(122,126)	219,366
Loss (gain) on sales of loans held for sale	(146,092)	(75,040)	(14,622)
Loss (gain) on disposals of premises and equipment, net	(6,604)	9,973	5,832
Proceeds from sales of loans held for sale	10,965,120	8,707,395	2,692,522
Purchases of loans held for sale	(2,079,875)	(2,135,494)	(1,014,372)
Origination of loans held for sale, net of principal collected	(9,209,444)	(7,498,033)	(2,179,434)
Tax benefit from exercise of stock options	16,446	19,612	6,170
Decrease (increase) in:
Accrued interest receivable	57,031	44,410	(134,931)
Other assets	(925,552)	(472,886)	(631,249)
Increase (decrease) in:
Accrued interest payable	(5,356)	(56,411)	38,826
Accounts payable and other liabilities	560,493	242,113	283,447
Other, net	(17,732)	9	(8,442)

Net cash provided by operating activities	816,458	93,923	299,819

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	3,570,905	2,969,929	5,222,899
Proceeds from maturities, calls and paydowns of securities available for sale	5,347,939	1,895,041	1,533,606
Purchases of securities available for sale	(9,097,256)	(4,805,145)	(6,584,173)
Proceeds from maturities, calls and paydowns of securities held to maturity	10	1,100	97,570
Purchases of securities held to maturity	(15,037)	(6,757)	(136,791)
Leases made to customers	(177,732)	(140,681)	(119,017)
Principal collected on leases	149,148	107,394	91,791
Loan originations, net of principal collected	(1,354,857)	(641,512)	(4,510,575)
Purchases of loans	(234,406)	(219,076)	(381,219)
Net cash acquired in business combinations accounted for under the purchase method	827,682	140,730	239,620
Purchases and originations of mortgage servicing rights	(203,376)	(228,753)	(69,404)
Proceeds from disposals of premises and equipment	33,199	10,214	10,992
Purchases of premises and equipment	(183,961)	(189,964)	(170,465)
Proceeds from sales of foreclosed property	46,475	44,231	39,375
Proceeds from sales of other real estate held for development or sale	12,769	7,425	5,565
Other, net	—	4,033	13,549

Net cash used in investing activities	(1,278,498)	(1,051,791)	(4,716,677)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	2,290,333	(390,141)	3,411,190
Net increase (decrease) in short-term borrowed funds	(1,984,723)	(662,406)	(1,004,349)
Proceeds from long-term debt	2,953,291	3,742,059	6,650,026
Repayments of long-term debt	(1,394,400)	(722,332)	(4,358,813)
Net proceeds from common stock issued	60,078	61,359	44,821
Redemption of common stock	(800,667)	(510,305)	(217,542)
Cash dividends paid on common stock	(521,878)	(433,570)	(374,596)
Other, net	—	(1,197)	(19)

Net cash provided by financing activities	602,034	1,083,467	4,150,718

Net Increase (Decrease) in Cash and Cash Equivalents	139,994	125,599	(266,140)
Cash and Cash Equivalents at Beginning of Year	2,232,226	2,106,627	2,372,767

Cash and Cash Equivalents at End of Year	$2,372,220	$2,232,226	$2,106,627

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,686,880	$2,383,951	$2,479,389
Income taxes	235,124	147,984	90,109
Noncash investing and financing activities:
Transfer of securities from held to maturity to available for sale	—	587,263	324,734
Transfer of loans to foreclosed property	66,634	46,064	44,574
Transfer of fixed assets to other real estate owned	17,780	9,465	4,307
Transfer of other real estate owned to fixed assets	242	182	3,675
Securitization of mortgage loans	—	377,429	984,518

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

BB&T Corporation (“BB&T” or “Parent Company”) is a financial holding company organized under the laws of North Carolina. Branch Banking and Trust Company (“Branch Bank”); Branch Banking and Trust Company of South Carolina (“BB&T-SC”); Branch Banking and Trust Company of Virginia (“BB&T-VA”), (collectively, the “Banks” or “Subsidiary Banks”), Regional Acceptance Corporation (“Regional Acceptance”), and Scott & Stringfellow, Inc., (“Scott & Stringfellow”) comprise BB&T’s principal direct subsidiaries.

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The following is a summary of the more significant policies.

NOTE 1.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority-owned by BB&T and over which BB&T exercises control. In consolidation, all significant intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in transactions accounted for as purchases are included only from the dates of acquisition. (See Note 2). All majority-owned subsidiaries are consolidated unless control is temporary or does not rest with BB&T. At December 31, 2002, there were no majority-owned subsidiaries that were not consolidated.

BB&T has certain investments in low-income housing and historic building rehabilitation projects that totaled $14.2 million at December 31, 2002. BB&T also has investments in limited partnerships and limited liability corporations, including a small business investment company, venture capital funds and an electronic check processing consortium. These investments totaled $61.1 million at December 31, 2002. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T accounts for its investments in these entities using the equity method.

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to statement presentations for 2002. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Nature of Operations

BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its Subsidiary Banks, which have branches in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana and Washington, D.C. and, to a lesser extent, through its other subsidiaries. BB&T’s Subsidiary Banks provide a wide range of banking services to individuals and businesses. BB&T’s Subsidiary Banks offer a variety of loans to businesses and consumers, including an array of mortgage loan products. BB&T’s loans are primarily to individuals residing in the market areas described above or to businesses located in this geographic area. BB&T’s Subsidiary Banks also market a wide range of deposit services to individuals and businesses. BB&T’s Subsidiary Banks either directly or through their subsidiaries offer lease financing to businesses and municipal governments; discount brokerage services and sales of annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis; insurance premium financing; arranging permanent financing for commercial real estate and providing loan servicing for third party investors; direct consumer finance loans to individuals; and asset management. The direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, and capital markets services.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, valuation of mortgage servicing rights, valuation of goodwill and other intangibles and related impairment analyses, benefit plan obligations and expenses, and deferred tax assets or liabilities.

Business Combinations

Following the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” BB&T has accounted for all business combinations using the purchase method of accounting as required by the Statement. Under this method of accounting, the accounts of an acquired institution are included with the acquirer’s accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets recorded as goodwill. BB&T typically provides an allocation period, not to exceed one year, to identify and determine the fair values of the assets acquired and liabilities assumed in business combinations accounted for as purchases. Management currently does not anticipate any material adjustments to the assigned values of the assets and liabilities of acquired companies.

To consummate an acquisition, BB&T typically issues common stock or pays cash, depending on the terms of the merger agreement, in exchange for all of the outstanding shares of acquired entities. The value of shares issued in connection with purchase business combinations is determined based on the market price of the securities issued over a reasonable period of time, not to exceed three days before and three days after the terms of the acquisition are agreed to and announced.

For acquisitions in years prior to 2002 accounted for as poolings of interests, the financial information contained herein has been restated to include the accounts of the merged institutions for all periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, Federal funds sold and securities purchased under resale agreements or similar arrangements. Both cash and cash equivalents have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value.

Securities

BB&T classifies investment securities as held to maturity, available for sale or trading. Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost.

Debt securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions, are classified as available for sale. In addition, all investments in equity securities are classified as available for sale. Equity securities are primarily comprised of investments in stock issued by the FHLB of Atlanta, and preferred stocks issued by the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”). Securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as accumulated other comprehensive income, net of deferred income taxes, in the shareholders’ equity section of the consolidated balance sheets. Gains or losses realized from the sale of securities

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available for sale are determined by specific identification and are included in noninterest income. Premiums and discounts associated with securities are amortized using the interest method.

Trading account securities are primarily held by Scott & Stringfellow, BB&T’s investment banking and full-service brokerage subsidiary. Trading account securities are reported at fair value. Market value adjustments, fees, and gains or losses from trading account activities are included in noninterest income. Interest income on trading account securities is included in interest and dividends from securities. Gains or losses realized from the sale of trading securities are determined by specific identification and are included in noninterest income.

During 2001 and 2000, BB&T transferred securities with amortized costs of $587.3 million and $324.7 million, respectively, from the held-to-maturity portfolio to the available-for-sale portfolio. These securities were previously classified as held-to-maturity either by BB&T or by entities which merged into BB&T. BB&T transferred these amounts pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in 2001, which permitted such transfers in conjunction with the adoption of the statement, and pursuant to the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” in 2000 to conform the combined investment portfolios of acquired entities to BB&T’s existing policies. The unrealized gains or losses on these transferred securities were reflected as a component of shareholders’ equity.

Loans Held for Sale

Loans held for sale are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability retained. Gains and losses on sales of loans are included in other noninterest income.

Loans and Leases

Loans and leases that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any unearned income, charge-offs, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. The net amount of nonrefundable loan origination fees, commitment fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods which approximate the interest method. Discounts and premiums are amortized to interest income over the estimated life of the loans using methods that approximate the interest method. Commercial loans and substantially all installment loans accrue interest on the unpaid balance of the loans. Lease receivables consist primarily of direct financing leases on rolling stock, equipment and real property, leases to municipalities and investments in leveraged lease transactions. Lease receivables are stated at the total amount of lease payments receivable plus guaranteed residual values, less unearned income. Leveraged leases are carried net of nonrecourse debt. Recognition of income over the lives of the lease contracts approximates the interest method.

A loan is impaired when, based on current information and events, it is probable that BB&T will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. When the fair value of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a specific reserve allocation which is a component of the allowance for loan and lease losses.

Nonperforming Assets

Nonperforming assets include loans and leases on which interest is not being accrued and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of customers’ loan

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defaults. Loans and leases are generally placed on nonaccrual status when concern exists that principal or interest is not fully collectible, or when any portion of principal or interest becomes 90 days past due, whichever occurs first. Loans past due 90 days or more may remain on accrual status if management determines that concern over the collectibility of principal and interest is not significant. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectibility of principal or interest.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is management’s estimate of probable inherent credit losses in the loan and lease portfolios at the balance sheet date. The Company determines the allowance based on an ongoing evaluation. This evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. Increases to the allowance are made by charges to the provision for loan and lease losses, which is reflected in the Consolidated Statements of Income. Loans or leases deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance.

The allowance is the accumulation of various components that are calculated based on independent methodologies. All components of the allowance represent an estimation performed pursuant to either SFAS No. 5 or SFAS No. 114. Management’s estimate of each SFAS No. 5 component is based on certain observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation includes credit quality trends; collateral values; loan volumes; geographic, borrower and industry concentrations; seasoning of the loan portfolio; the findings of internal credit quality assessments and results from external bank regulatory examinations. Reserves for commercial loans are determined by applying loss percentages to the portfolio based on management’s evaluation and “risk grading” of the commercial loan portfolio. Reserves are provided for noncommercial loan categories based on a four-year weighted average of actual loss experience, which is applied to the total outstanding loan balance of each loan category. Specific reserves are typically provided on all impaired commercial loans in excess of a defined threshold that are classified in the Special Mention, Substandard or Doubtful risk grades. The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of BB&T’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.

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

Premises and Equipment

Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation or amortization. Land is stated at cost. In addition, purchased software and costs of computer

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software developed for internal use are capitalized provided certain criteria are met. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements. Capitalized leases are amortized by the same methods as premises and equipment over the estimated useful lives or the lease term, whichever is less. Obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense.

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

Derivative Financial Instruments

BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, collars, financial forwards and futures contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to hedge business loans, forecasted sales of mortgage loans, federal funds purchased, long-term debt and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients.

BB&T accounts for derivatives in accordance with SFAS No. 133, as amended, which was implemented January 1, 2001, and requires all derivative instruments to be carried at fair value on the balance sheet. On the date of adoption, BB&T reassessed and designated derivative instruments used for risk management as fair value hedges, cash flow hedges and derivatives not qualifying for hedge accounting treatment, as appropriate. On January 1, 2001, BB&T had derivatives with a notional value of $2.3 billion. In conjunction with the adoption of SFAS No. 133, BB&T recorded a transition adjustment of $7.9 million, after taxes, to accumulated other comprehensive income. There was no material impact on net income at the date of adoption. The transition adjustment and BB&T’s accounting policies with regard to derivatives have been determined based on the interpretive guidance issued thus far by the FASB. However, the FASB continues to issue guidance that could affect BB&T’s application of the Statement and require adjustments in the future.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. As required by SFAS No. 133, BB&T classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), (3) a hedge of a foreign currency exposure (“foreign currency hedge”), or (4) derivatives not designated as hedges. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the effective portion of changes in the value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. For either fair value hedges or cash flow hedges, net income may be affected to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. See Note 18 for additional disclosures related to derivative financial instruments.

During 2002, BB&T adopted Derivatives Implementation Group (“DIG”) Issue C-13 “When a Loan Commitment is included in the Scope of Statement 133,” which required that residential mortgage loan commitments for loans to be sold be accounted for as derivatives, and these derivatives were accounted for as non-hedging instruments. The impact upon adoption was a $14.5 million increase to mortgage banking income.

Per Share Data

Basic net income per common share has been computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the years presented. Diluted net income per common share has been computed by dividing net income, by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding. Restricted stock grants are considered as issued for purposes of calculating net income per share. See Note 19 for the calculation of basic and diluted earnings per share.

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired in transactions accounted for as purchases. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets. Such assets are included in other assets in the Consolidated Balance Sheets. Effective January 1, 2002, BB&T adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill no longer be amortized over an estimated useful life, but rather be tested at least annually for impairment. Intangible assets other than goodwill, which are determined to have finite lives, continue to be amortized on straight-line or accelerated bases over periods ranging from one to nine years. SFAS No. 142 required the reversal of $9.8 million of remaining negative goodwill, which was recorded as a cumulative effect of change in accounting principle in the Consolidated Statements of Income. Please refer to Note 7 for additional information with respect to BB&T’s goodwill and other intangible assets.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 147 also amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship and credit cardholder intangible assets, and requires companies to cease amortization of unidentifiable intangible assets associated with certain branch acquisitions. The provisions of this Statement were effective beginning October 1, 2002. The implementation of this Statement resulted in a reversal of $3.7 million of pre-tax goodwill amortization during 2002. The provisions of the statement will not have a materially adverse impact on either BB&T’s consolidated financial position or consolidated results of operations in the future.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan Securitizations

BB&T periodically securitizes mortgage loans and transfers them to securities available for sale. This is accomplished by exchanging the loans for mortgage-backed securities issued primarily by Freddie Mac. Following the transfers, the securities are reported at estimated fair value based on quoted market prices, with unrealized gains and losses in accumulated other comprehensive income, net of deferred income taxes. Since the transfers are not considered a sale, no gain or loss is recorded in conjunction with these transactions. BB&T also securitizes and sells loans to third party investors. BB&T retains the mortgage servicing on the loans sold and loans exchanged for securities which are recorded based on the allocation of the carrying amounts of the assets sold between the assets sold and the servicing rights retained based on the relative fair value of the assets sold and the rights retained. Gains or losses incurred on the loans sold to third party investors are included in mortgage banking income on the Consolidated Statements of Income.

Mortgage Servicing Rights

The carrying value of mortgage servicing rights are included as other assets in the Consolidated Balance Sheets. The mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing revenue. The amortization is adjusted prospectively in response to changes in estimated projections of future cash flows. BB&T periodically assesses mortgage servicing rights for impairment based on the fair value of those rights. Impairment is evaluated by strata, which are based on predominant risk characteristics, such as interest rates, loan term and type. The fair value is significantly affected by interest rates, prepayment speeds, expected losses and other terms. To the extent the carrying value of the servicing rights exceed the fair value by strata, impairment is recognized through a valuation allowance established through a charge to mortgage banking income. The valuation allowance may be adjusted in the future as the value of the mortgage servicing rights increases or decreases. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in mortgage banking income on the Consolidated Statements of Income. See Note 8 for additional disclosures related to mortgage servicing rights.

Supplemental Disclosures of Cash Flow Information

The following table presents data with respect to the fair values of assets acquired and liabilities assumed in purchase transactions:

	December 31,
	2002	2001	2000
	(Dollars in thousands)

Purchase Price	$1,281,701	$427,577	$223,047
Fair Value of Net Assets Acquired	(330,504)	(256,286)	(117,790)

Excess of Purchase Price over Net Assets Acquired	$951,197	$171,291	$105,257

The estimated fair values of the significant asset balances acquired and significant liabilities assumed at the dates of acquisition for the institutions acquired during 2002 are as follows: cash and cash equivalents totaling $952.7 million; investment securities of $574.9 million; loans and leases of $4.3 billion; deposits totaling $4.3 billion; short-term borrowed funds totaling $732.6 million; and long-term debt of $307.9 million.

Stock-Based Compensation

BB&T maintains various stock-based compensation plans. These plans provide for the granting of stock options to BB&T’s employees and directors. All of BB&T’s stock-based compensation plans have been presented to and approved by BB&T’s shareholders. BB&T accounts for its stock option plans based on the intrinsic value method set forth in APB Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized for any of the periods presented, except with respect to restricted stock plans as disclosed in the accompanying table. The following table presents BB&T’s net income, basic and diluted earnings per share as reported and pro forma net income and pro forma earnings per share assuming compensation cost for BB&T’s stock options plans had been determined based on the fair value at the grant dates for awards under those plans

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted after December 31, 1994, consistent with the method described by SFAS No. 123 “Accounting for Stock-Based Compensation”:

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Net income:
Net income as reported	$1,303,009	$973,638	$698,488
Add: Stock-based compensation expense included in reported net income, net of tax	1,231	2,198	2,359
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(31,117)	(22,893)	(23,409)

Pro forma net income	$1,273,123	$952,943	$677,438

Basic EPS:
As reported	$2.75	$2.15	$1.55
Pro forma	2.69	2.10	1.50
Diluted EPS:
As reported	2.72	2.12	1.53
Pro forma	2.66	2.08	1.49

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 3.0% in 2002 and 2.5% in 2001 and 2000; expected volatility of 27% in 2002, 28% in 2001 and 29% in 2000; risk free interest rates of 4.7%, 4.9% and 6.6% for 2002, 2001 and 2000, respectively; and expected lives of 6.0 years, 6.0 years and 6.1 years for 2002, 2001 and 2000, respectively.

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement, which were adopted January 1, 2003, did not have a material impact on either BB&T’s consolidated financial position or consolidated results of operations.

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

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement,

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. BB&T adopted the provisions of this Statement effective January 1, 2003. This implementation did not initially have a material impact on either BB&T’s consolidated financial position or consolidated results of operations, and management does not expect any such impact in the future.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This Statement nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. BB&T adopted the provisions of this Statement effective January 1, 2003. The initial adoption of the statement did not materially affect BB&T, and management does not anticipate that provisions of the Statement will have a materially adverse impact on either BB&T’s consolidated financial position or consolidated results of operations in the future although its provisions will affect the timing of the recognition of merger-related costs.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on BB&T’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of the Interpretation are effective and were adopted by BB&T as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. Please refer to Note 14 for disclosures with respect to BB&T’s guarantees. The recognition requirements of the Interpretation were effective beginning January 1, 2003. Management does not anticipate that the implementation of the recognition requirements of the Interpretation will have a significant effect on BB&T’s consolidated financial position or consolidated results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligation to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. BB&T’s management is currently assessing the impact that the Interpretation will have on BB&T’s consolidated financial position and consolidated results of operations. In particular, BB&T is a limited partner in low income housing developments throughout its market area, which as previously discussed, are not included in BB&T’s consolidated financial statements. Based on an initial assessment, management believes BB&T may be required to consolidate a portion of these investments effective July 1, 2003 to comply with Interpretation No. 46. As of December 31, 2002, BB&T’s maximum potential exposure to loss with respect to these partnerships was $15.7 million.

NOTE 2.    Business Combinations

The following table presents summary information with respect to mergers and acquisitions of financial institutions and other significant financial services companies completed during the last three years:

Summary of Completed Mergers and Acquisitions

Date of Acquisition	Acquired Institution	Headquarters	Total Assets	Accounting Method	Intangibles Recorded	Total Purchase Price		BB&T Common Shares Issued to Complete Transaction
September 13, 2002	Regional Financial Corp.	Tallahassee, Fla.	$1.5 billion	Purchase	$235.7 million	$276.3 million		7.3 million
March 20, 2002	Area Bancshares Corporation	Owensboro, Ky.	2.6 billion	Purchase	279.2 million	448.9 million		13.2 million
March 8, 2002	MidAmerica Bancorp	Louisville, Ky.	1.8 billion	Purchase	230.4 million	379.8 million	(1)	8.2 million
January 1, 2002	Cooney, Rikard & Curtin, Inc.	Birmingham, Al.	110.5 million	Purchase	102.1 million	85.6 million		2.5 million

December 12, 2001	Community First Banking Company	Carrollton, Ga.	$548.1 million	Purchase	$102.1 million	$132.2 million		3.5 million
August 9, 2001	F&M National Corporation	Winchester, Va.	4.0 billion	Pooling	N/A	N/A		31.1 million
June 27, 2001	Virginia Capital Bancshares, Inc.	Fredericksburg, Va.	532.7 million	Purchase	15.2 million	172.8 million		4.7 million
June 7, 2001	Century South Banks, Inc.	Alpharetta, Ga.	1.7 billion	Pooling	N/A	N/A		12.7 million
March 2, 2001	FirstSpartan Financial Corp.	Spartanburg, S.C.	591.0 million	Purchase	42.0 million	107.6 million		3.8 million
January 8, 2001	FCNB Corp.	Frederick, Md.	1.6 billion	Pooling	N/A	N/A		8.7 million

December 27, 2000	BankFirst Corporation	Knoxville, Tenn.	$929.5 million	Purchase	$71.0 million	$147.3 million		5.3 million
November 15, 2000	Edgar M. Norris & Co.	Greenville, S.C.	3.7 million	Purchase	N/A	N/A		N/A
September 29, 2000	Laureate Capital Corp.	Charlotte, N.C.	13.8 million	Purchase	N/A	N/A		N/A
July 6, 2000	One Valley Bancorp, Inc.	Charleston, W.Va.	6.4 billion	Pooling	N/A	N/A		43.1 million
June 15, 2000	First Banking Company of Southeast Georgia	Statesboro, Ga.	420.0 million	Pooling	N/A	N/A		4.1 million
June 13, 2000	Hardwick Holding Company	Dalton, Ga.	507.2 million	Pooling	N/A	N/A		3.9 million
January 13, 2000	Premier Bancshares, Inc.	Atlanta, Ga.	2.0 billion	Pooling	N/A	N/A		16.8 million

N/A—Not applicable or undisclosed terms.

(1)	Includes cash totaling $94.9 million to complete this acquisition.

The intangibles in the above table include $89.5 million of core deposit and other intangibles for the 2002 acquisitions with an estimated life of seven years. The table above does not include mergers and acquisitions made by any acquired company.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Insurance Acquisitions

In addition to the mergers and acquisitions summarized in the above table, BB&T acquired eight insurance agencies during 2002, which were accounted for as purchases. In conjunction with these transactions, BB&T issued approximately 1.7 million shares of common stock and paid $1.9 million in cash, and recorded $43.7 million in goodwill and $30.4 million of other intangible assets with an average life of 10 years. During 2001, BB&T acquired seven insurance agencies that were accounted for as purchases. In conjunction with these transactions, BB&T issued approximately 325 thousand shares of common stock and recorded $16.5 million in goodwill and other intangible assets. During 2000, BB&T acquired six insurance agencies, which were accounted for as purchases. In conjunction with these transactions, BB&T issued 1.4 million shares of common stock and recorded $38.9 million in goodwill. These insurance acquisitions did not materially affect BB&T’s consolidated financial position or consolidated results of operations.

BB&T also acquired four nonbank financial services companies during 2002, all accounted for as purchases. In connection with these acquisitions, BB&T issued approximately 500 thousand shares of common stock and paid $10.3 million in cash. Goodwill totaling $20.7 million and other intangibles totaling $9.0 million with a life of 10 years were initially recorded in connection with the transactions.

The following unaudited presentation reflects selected information from the Consolidated Income Statements on a Pro Forma basis as if the purchase transactions had been completed as of the beginning of the years presented:

	For the Years Ended
	2002	2001
	(Dollars in thousands, except per share data)

Total revenues	$4,554,504	$4,243,600

Income before cumulative effect of change in accounting principle	$1,317,272	$1,063,631

Net income	$1,327,052	$1,063,631

Basic EPS	$2.74	$2.19

Diluted EPS	$2.71	$2.16

Merger-Related and Restructuring Charges

In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The following table presents costs reflected as expenses and accruals recorded through purchase accounting adjustments.

	Merger Accrual Activity
	(Dollars in thousands)

	Balance December 31, 2000	Additions in 2001	Utilized in 2001	Balance December 31, 2001	Additions in 2002	Utilized in 2002	Balance December 31, 2002
Severance and personnel-related charges	$13,036	$49,786	$31,451	$31,371	$40,014	$54,556	$16,829
Occupancy and equipment charges	21,339	38,969	23,245	37,063	31,668	26,978	41,753
Systems conversions and related charges	3,729	17,100	9,490	11,339	12,278	21,879	1,738
Other merger-related charges	17,720	27,336	29,946	15,110	21,438	25,267	11,281

Total	$55,824	$133,191	$94,132	$94,883	$105,398	$128,680	$71,601

The liabilities for severance and personnel-related costs relate to severance liabilities that will be paid out based on such factors as termination dates, the provisions of employment contracts and the terms of BB&T’s

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

severance plans. The occupancy and equipment accruals relate to costs to exit certain leases and to dispose of excess facilities and equipment. This liability will be utilized upon termination of the various leases and sale of redundant property. The liabilities associated with systems conversions relate to termination penalties on contracts with information technology service providers. These liabilities will be utilized as the contracts are paid out and expire. The other merger-related liabilities relate to litigation accruals, accruals to conform the accounting policies of acquired institutions to those of BB&T, and other similar charges. The merger-related accruals presented above are expected to be utilized in 2003 unless they relate to specific contracts that expire in later years.

During 2002, BB&T estimated that 372 positions would be eliminated and 370 employees were terminated prior to December 31, 2002. Approximately 90 of these employees will continue to receive severance payments during 2003. During 2001, BB&T estimated that approximately 400 positions would be eliminated and approximately 350 employees were terminated and received severance by the end of 2001. During 2000, BB&T estimated that 450 positions would be eliminated in connection with mergers and approximately 430 employees were terminated and received severance.

Because BB&T often has multiple merger integrations in process, and, due to limited resources, must schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals may cover an extended period of time. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated regularly and adjusted as necessary.

Since BB&T is a frequent acquirer of financial institutions, the Company has a number of employees who have among their primary responsibilities the analysis of mergers and acquisitions, the acquisition approval process and/or converting the systems of acquired entities to BB&T’s automation platform. Substantially all of the expenses associated with these employees are on-going and are not classified as merger-related.

The accruals utilized during 2002 in the table above include $10.5 million of accrual reversals resulting from revisions to BB&T’s initial estimates of merger accruals for facilities and personnel-related costs. There were no other material adjustments to merger-related accruals for any of the periods presented.

Pending Mergers (unaudited)

On September 27, 2002, BB&T announced plans to acquire Equitable Bank (“Equitable”), based in Wheaton, Maryland. At the time of the announcement, Equitable had $477 million in assets and operated five full-service banking offices in Montgomery and Prince George’s counties. Shareholders of Equitable will receive one share of BB&T common stock in exchange for each share of Equitable. The transaction will be accounted for as a purchase, and is expected to be completed in the first quarter of 2003.

On December 4, 2002, BB&T announced plans to acquire Southeastern Fidelity Corporation (“SEFCO”), an insurance premium finance company based in Tallahassee, Florida. The transaction will be accounted for as a purchase, and, pending regulatory approval, is planned to be completed in the first quarter of 2003.

On January 21, 2003, BB&T announced plans to acquire First Virginia Banks, Inc. (“First Virginia”), a bank holding company headquartered in Falls Church, Virginia. First Virginia is the parent company to eight community banks and operated 364 branches in Virginia, Maryland, and northeast Tennessee at the time of the announcement. At December 31, 2002, First Virginia had $11.2 billion in assets, including $6.4 billion in loans and $4.0 billion in investment securities, and total deposits of $9.2 billion. Shareholders of First Virginia will receive 1.26 BB&T shares in exchange for each share of First Virginia. The merger, which is subject to regulatory and shareholder approval, is expected to be completed in the second quarter of 2003.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Securities

The amortized costs and approximate fair values of securities held to maturity and available for sale were as follows:

	December 31, 2002				December 31, 2001
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
	(Dollars in thousands)
Securities held to maturity:
U.S. Treasury and U.S. government agency obligations	$55,523	$1	$12	$55,512	$40,496	$—	$8	$40,488

Total securities held to maturity	55,523	1	12	55,512	40,496	—	8	40,488

Securities available for sale:
U.S. Treasury and U.S. government agency obligations	11,154,231	406,183	—	11,560,414	10,413,895	505,162	838	10,918,219
Mortgage-backed securities	3,749,977	119,062	2	3,869,037	3,360,729	67,786	3,227	3,425,288
States and political subdivisions	868,011	44,752	165	912,598	1,003,621	10,178	4,826	1,008,973
Equity and other securities	1,291,116	3,827	37,515	1,257,428	1,366,711	2,228	99,735	1,269,204

Total securities available for sale	17,063,335	573,824	37,682	17,599,477	16,144,956	585,354	108,626	16,621,684

Total securities	$17,118,858	$573,825	$37,694	$17,654,989	$16,185,452	$585,354	$108,634	$16,662,172

Securities with book values of approximately $9.2 billion and $7.6 billion at December 31, 2002 and 2001, respectively, were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

Excluding securities issued by the U.S. Government and its agencies and corporations, there were no investments in securities from one issuer that exceeded 10% of shareholders’ equity at December 31, 2002 or 2001. Trading securities totaling $148.5 million at December 31, 2002 and $97.7 million at December 31, 2001 are excluded from the accompanying tables. Equity securities are primarily composed of investments in stock issued by the FHLB of Atlanta and preferred stocks issued by FHLMC and FNMA.

Proceeds from sales of securities available for sale during 2002, 2001 and 2000 were $3.6 billion, $3.0 billion and $5.2 billion, respectively. Gross gains of $181.1 million, $130.6 million and $7.2 million and gross losses of $11.0 million, $8.4 million and $226.6 million were realized on those sales in 2002, 2001 and 2000, respectively.

The amortized cost and estimated fair value of the debt securities portfolio at December 31, 2002, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.

	December 31, 2002
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt Securities:
Due in one year or less	$55,523	$55,512	$2,193,847	$2,234,354
Due after one year through five years	—	—	8,022,015	8,384,788
Due after five years through ten years	—	—	1,893,359	1,943,669
Due after ten years	—	—	3,858,798	3,974,012

Total debt securities	$55,523	$55,512	$15,968,019	$16,536,823

Total equity securities	—	—	1,095,316	1,062,654

Total securities	$55,523	$55,512	$17,063,335	$17,599,477

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    Loans and Leases

The following is a breakdown of the loan and lease portfolio at year-end by major category:

	December 31,
	2002	2001
	(Dollars in thousands)
Loans:
Commercial, financial and agricultural	$7,061,493	$6,551,073
Lease receivables	5,156,307	5,012,110
Real estate—construction and land development	5,291,719	5,334,108
Real estate—mortgage	30,023,470	25,542,288
Consumer	6,412,563	5,965,010
Less: unearned income	(2,805,246)	(2,868,832)

Loans and leases held for investment	51,140,306	45,535,757
Loans held for sale	2,377,707	1,907,416

Total loans and leases	$53,518,013	$47,443,173

The net investment in lease receivables was $2.5 billion and $2.3 billion at December 31, 2002 and 2001, respectively.

At December 31, 2002 and 2001, BB&T had investments of approximately $14.2 million and $11.4 million, respectively in multi-family low income housing developments throughout its market area as a means of supporting its communities. BB&T’s subsidiary banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project.

BB&T had $37.7 billion in loans secured by real estate at December 31, 2002. However, these loans were not concentrated in any specific industry, market or geographic area other than the Banks' primary markets.

The following table sets forth certain information regarding BB&T's impaired loans:

	December 31,
	2002	2001
	(Dollars in thousands)

Total recorded investment—impaired loans	$144,808	$130,680

Total recorded investment with related valuation allowance	144,808	130,680
Allowance for loan and lease losses assigned to impaired loans	(24,096)	(24,180)

Net carrying value—impaired loans	$120,712	$106,500

Average balance of impaired loans	$126,708	$99,218

Cash basis interest income recognized on impaired loans	$—	$—

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses for each of the past three years is presented in the following table:

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Beginning Balance	$644,418	$578,107	$529,236
Allowances of purchased companies	62,099	29,083	14,311
Provision for losses charged to expense	263,700	224,318	147,187

Loans and leases charged-off	(297,149)	(231,229)	(150,515)
Recoveries of previous charge-offs	50,617	44,139	37,888

Net loans and leases charged-off	(246,532)	(187,090)	(112,627)

Ending Balance	$723,685	$644,418	$578,107

At December 31, 2002, 2001 and 2000, loans and leases not currently accruing interest totaled $374.8 million, $316.6 million and $180.6 million, respectively. Loans 90 days or more past due and still accruing interest totaled $115.0 million, $101.8 million and $81.6 million at December 31, 2002, 2001 and 2000, respectively. The gross interest income that would have been earned during 2002, 2001 and 2000 if the loans and leases then classified as nonaccrual had been current in accordance with the original terms was approximately $22.0 million, $23.9 million and $14.2 million, respectively. Foreclosed property totaled $76.6 million, $57.0 million and $55.2 million at December 31, 2002, 2001 and 2000, respectively.

NOTE 6.    Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	December 31,
	2002	2001
	(Dollars in thousands)
Land and land improvements	$224,691	$197,877
Buildings and building improvements	862,640	818,951
Furniture and equipment	723,606	662,891
Capitalized leases on premises and equipment	2,885	2,885

	1,813,822	1,682,604
Less—accumulated depreciation and amortization	(741,721)	(692,993)

Net premises and equipment	$1,072,101	$989,611

Premises and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Useful lives for premises and equipment are as follows: buildings and building improvements—40 years; furniture and equipment—5 to 10 years; and capitalized leases on premises and equipment—estimated useful life or remaining term of tenant lease, whichever is less.

Depreciation expense, which is included in occupancy and equipment expense, was $144.0 million, $122.2 million and $116.2 million in 2002, 2001 and 2000, respectively. BB&T has noncancelable leases covering certain premises and equipment. Total rent expense applicable to operating leases was $77.8 million, $68.0 million and $66.4 million for 2002, 2001 and 2000, respectively. Future minimum lease payments for operating and capitalized leases for years subsequent to 2002 are as follows:

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Leases
	Operating	Capitalized
	(Dollars in thousands)
Years ended December 31:
2003	$55,217	$372
2004	51,600	328
2005	46,102	270
2006	34,291	269
2007	27,122	245
2008 and later	150,253	1,792

Total minimum lease payments	$364,585	3,276

Less—amount representing interest		(1,472)

Present value of net minimum payments on capitalized leases (Note 10)		$1,804

NOTE 7.    Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the years ended December 31, 2002 and 2001 are as follows:

	Goodwill Activity by Operating Segment
	Banking Network	Mortgage Banking	Trust Services	Agency Insurance	Investment Banking and Brokerage	All Other Segments	Total
	(Dollars in thousands)
Balance, January 1, 2001	$536,681	$1,039	$8,691	$115,916	$70,974	$30,576	$763,877
Acquired goodwill	156,875	764	5,105	15,099	5,063	—	182,906
Amortization expense	(48,122)	(35)	(691)	(9,292)	(5,443)	(3,297)	(66,880)

Balance, December 31, 2001	645,434	1,768	13,105	121,723	70,594	27,279	879,903
Acquired goodwill	713,938	6,438	14,225	106,000	311	2,564	843,476

Balance, December 31, 2002	$1,359,372	$8,206	$27,330	$227,723	$70,905	$29,843	$1,723,379

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s intangible assets subject to amortization at the dates presented:

	Acquired Intangible Assets
	As of December 31, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortizing intangible assets
Core deposit intangibles	$99,893	$(41,601)	$69,574	$(31,021)
Other(1)	100,853	(10,321)	18,963	(3,060)

Totals	$200,746	$(51,922)	$88,537	$(34,081)

(1)	Other amortizing intangibles are primarily composed of customer relationship intangibles.

During the years ended December 31, 2002 and 2001, BB&T incurred $20.9 million and $72.7 million, respectively, in pretax amortization expenses associated with goodwill, core deposit intangibles and other intangible assets.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents estimated amortization expense for each of the next five years:

Estimated Amortization Expense
(Dollars in thousands)
For the Year Ended December 31:
2003	$25,898
2004	23,256
2005	21,158
2006	19,375
2007	15,675

The following tables present actual results for the year ended December 31, 2002 and adjusted net income and earnings per share for the years ended December 31, 2001 and 2000, respectively, assuming the nonamortization provisions of SFAS No. 142 were effective at the beginning of the periods presented:

	For the Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Reported net income	$1,303,009	$973,638	$698,488
Add back:
Goodwill amortization, net of tax	—	60,121	53,883
Cumulative effect of change in accounting principle	(9,780)	—	—

Adjusted net income	$1,293,229	$1,033,759	$752,371

Basic earnings per share:
Reported net income	$2.75	$2.15	$1.55
Goodwill amortization, net of tax	—	0.13	0.12
Cumulative effect of change in accounting principle	(.02)	—	—

Adjusted net income	$2.73	$2.28	$1.67

Diluted earnings per share:
Reported net income	$2.72	$2.12	$1.53
Goodwill amortization, net of tax	—	0.13	0.12
Cumulative effect of change in accounting principle	(.02)	—	—

Adjusted net income	$2.70	$2.25	$1.65

NOTE 8.    Loan Servicing

The following is an analysis of BB&T’s mortgage servicing rights included in other assets in the Consolidated Balance Sheets:

	Mortgage Servicing Rights For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Balance, January 1,	$359,037	$239,251	$189,809
Amount capitalized	203,376	228,753	57,251
Acquired in purchase transactions	9,270	—	12,153
Amortization expense	(100,080)	(46,032)	(18,767)
Change in valuation allowance	(152,764)	(62,935)	(1,195)

Balance, December 31,	$318,839	$359,037	$239,251

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table above includes mortgage servicing rights arising from BB&T’s residential mortgage operations and commercial mortgage banking activities. Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights in 2002, 2001 and 2000:

	Valuation Allowance for Mortgage Servicing Rights For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Balance, January 1,	$65,222	$2,287	$1,092
Additions	156,756	67,500	1,301
Reductions	(3,992)	(4,565)	(106)

Balance, December 31,	$217,986	$65,222	$2,287

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $34.8 billion, $29.0 billion and $23.6 billion at December 31, 2002, 2001 and 2000, respectively. The unpaid principal balances of mortgage loans serviced for others were $24.2 billion, $20.4 billion and $15.8 billion at December 31, 2002, 2001, and 2000, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets.

During 2002 and 2001, BB&T securitized and sold $10.8 billion and $8.7 billion, respectively of principally fixed rate residential mortgage loans and recognized pretax gains of $48.8 million and $5.2 million, respectively, which was recorded in noninterest income. BB&T retained the related mortgage servicing rights and receives annual servicing fees. At December 31, 2002 and 2001, the approximate weighted average servicing fee was .39% and .41%, respectively, of the outstanding balance of the residential mortgage loans.

At December 31, 2002, BB&T had $1.1 billion of mortgage loans sold with limited recourse liability. In the event of nonperformance by the borrower, BB&T has exposure of approximately $448.1 million on these mortgage loans.

BB&T also arranges and services commercial real estate mortgages through Laureate Capital, the commercial mortgage banking subsidiary of Branch Bank. During the years ended December 31, 2002 and 2001, Laureate Capital originated $1.4 billion and $1.1 billion, respectively, of commercial real estate mortgages, all of which are arranged for third party investors and serviced by Laureate Capital. Laureate Capital’s exposure to credit risk or interest rate risk as a result of these loans is minimal. As of December 31, 2002 and 2001, Laureate Capital’s portfolio of commercial real estate mortgages serviced for others totaled $6.4 billion and $5.5 billion, respectively. Commercial mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets.

BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds, net charge-off experience and discount rates commensurate with the risks involved.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

Key Assumptions in the Valuation of Residential Mortgage Servicing Rights December 31, 2002
(Dollars in thousands)
Fair Value of Residential Mortgage Servicing Rights	$305,849

Weighted Average Life	3.6 yrs

Prepayment Speed	26.8%
Effect on fair value of a 10% increase	$(19,514)
Effect on fair value of a 20% increase	(36,623)

Expected Credit Losses	0.4%
Effect on fair value of a 10% increase	$(324)
Effect on fair value of a 20% increase	(647)

Weighted Average Discount Rate	9.10%
Effect on fair value of a 10% increase	$(5,850)
Effect on fair value of a 20% increase	(11,488)

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

In 2001 and prior, the Company also has securitized residential mortgage loans and retained the resulting securities in securities available for sale. As of December 31, 2002, the remaining unpaid principle balance of the underlying loans totalled $501.0 million. Based on the performance of the underlying loans and general liquidity of the securities, the Company’s recovery of the cost basis in the securities has not been significantly impacted by changes in interest rates, prepayment speeds or credit losses.

The following table includes a summary of mortgage loans managed or securitized and related delinquencies and net charge-offs.

	As of/For the Years Ended December 31,
	2002	2001
	(Dollars in thousands)
Mortgage Loans Managed or Securitized (1)	$12,157,868	$12,081,689

Less: Loans Securitized and Transferred to Securities Available for Sale	501,000	1,003,061
Less: Loans Held for Sale	2,377,707	1,907,416
Less: Mortgage Loans Sold with Recourse	1,054,945	1,760,109

Mortgage Loans Held for Investment	$8,224,216	$7,411,103

Mortgage Loans on Nonaccrual Status	$75,658	$72,587

Mortgage Loans Past Due 90 Days and Still Accruing	$38,386	$29,453

Mortgage Loan Net Charge-offs	$1,888	$5,761

(1)	Balances exclude loans serviced for others, with no other continuing involvement.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    Short-Term Borrowed Funds

Short-term borrowed funds are summarized as follows:

	December 31,
	2002	2001
	(Dollars in thousands)
Federal funds purchased	$1,595,640	$1,956,284
Securities sold under agreements to repurchase	2,511,530	2,175,510
Master notes	721,073	763,655
U.S. Treasury tax and loan deposit notes payable	213,341	1,091,018
Short-term Federal Home Loan Bank advances	—	17,699
Short-term bank notes	—	500,000
Other short-term borrowed funds	355,375	144,934

Total short-term borrowed funds	$5,396,959	$6,649,100

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under agreements to repurchase are borrowings collateralized by securities of the U.S. government or its agencies and have maturities ranging from one to ninety days. U.S. Treasury tax and loan deposit notes payable are payable upon demand to the U.S. Treasury. Master notes are unsecured, non-negotiable obligations of BB&T Corporation (variable rate commercial paper) that mature in less than one year. Short-term Federal Home Loan Bank advances generally mature daily. Short-term bank notes are unsecured borrowings issued by the Banking Subsidiaries that mature in less than one year.

A summary of selected data related to short-term borrowed funds follows:

	As of / For the Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Maximum outstanding at any month-end	$7,111,433	$7,399,378	$8,822,265
Balance outstanding at end of year	5,396,959	6,649,100	7,309,978
Average outstanding during the year	5,393,479	6,264,100	6,910,849
Average interest rate during the year	1.78%	3.80%	5.95%
Average interest rate at end of year	1.30	3.67	6.07

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Long-Term Debt

Long-term debt is summarized as follows:

	December 31,
	2002	2001
	(Dollars in thousands)

Advances from Federal Home Loan Bank to Subsidiary Banks, varying maturities to 2019 with rates from .99% to 8.50%, callable at various dates beginning in 2003 subject to a premium	$9,578,317	$9,292,986

Medium-term bank notes issued by Branch Bank, unsecured, matured in 2002 with variable rates from 1.85% to 2.111%	—	767,000

Subordinated Notes[2] issued by Branch Bank, unsecured, dated December 23, 2002, maturing January 15, 2013 with an interest rate of 4.875%	250,000	—

Borrowings by Branch Bank, secured primarily by automobile loans, maturing August 15, 2007 with interest at variable rates based on LIBOR	1,500,000	—

Subordinated Notes[2] issued by BB&T, unsecured, dated May 21, 1996, June 3, 1997, June 30,1998[1], July 25, 2001 and September 24, 2002; maturing May 23, 2003, June 15, 2007, June 30, 2025, July 25, 2011 and October 1, 2012 with interest rates of 7.05%,7.25%, 6.375%, 6.50% and 4.75%, respectively	2,094,442	1,499,360

Corporation-obligated mandatorily redeemable capital securities[3], dated July 16, 1997, maturing June 15, 2027, with interest at 10.07%; November 19, 1997, maturing December 1, 2027, with interest at 8.90%; November 13, 1997, maturing December 31, 2027, with interest at 9.00%; April 22, 1998, maturing June 30, 2028, with interest at 8.40%; and July 13, 1998, maturing July 31, 2028, with interest at 8.25%	155,000	155,000

Capitalized leases, varying maturities to 2028 with fixed rates from 4.75% to 12.65%, represents the unamortized amounts due on leases of various facilities	1,804	2,000

Other mortgage indebtedness	8,278	4,730

Total long-term debt	$13,587,841	$11,721,076

Excluding the capitalized leases set forth in Note 6; future debt maturities are $296.2 million, $72.9 million, $175.9 million, $123.4 million and $2.3 billion for the next five years. The maturities for 2008 and later years total $10.6 billion.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mandatorily Redeemable Capital Securities

In July, 1997, Mason-Dixon Capital Trust (“MDCT”) issued $20 million of 10.07% Preferred Securities. MDCT, a statutory business trust created under the laws of the State of Delaware, was formed by Mason-Dixon Bancshares, Inc., (“Mason-Dixon”) for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in 10.07% Junior Subordinated Debentures issued by Mason-Dixon. Mason Dixon, which merged into BB&T on July 14, 1999, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MDCT’s obligations under the Preferred Securities. MDCT’s sole asset is the Junior Subordinated Debentures issued by Mason-Dixon and assumed by BB&T, which mature June 15, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after June 15, 2007. The Preferred Securities of MDCT, are subject to mandatory redemption in whole on June 15, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In November, 1997, MainStreet Capital Trust I (“MSCT I”) issued $50 million of 8.90% Trust Securities. MSCT I, a statutory business trust created under the laws of the State of Delaware, was formed by MainStreet Financial Corporation, (“MainStreet”) for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 8.90% Junior Subordinated Debentures issued by MainStreet. MainStreet, which merged into BB&T on March 5, 1999, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MSCT I’s obligations under the Trust Securities. MSCT I’s sole asset is the Junior Subordinated Debentures issued by MainStreet and assumed by BB&T, which mature December 1, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after December 1, 2007. The Trust Securities of MSCT I, are subject to mandatory redemption in whole on December 1, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions. One Valley Bancorp, Inc., which merged into BB&T Corporation on July 6, 2000 and a subsidiary of Mason-Dixon Bancshares, Inc, which merged into BB&T on July 14, 1999, each owned $2 million of the Trust Securities issued by MSCT I. As a result of these mergers, the outstanding balance of the MSCT I Trust Securities included in the consolidated balance sheets was $46 million.

In November, 1997, Premier Capital Trust I (“PCT I”) issued $28.75 million of 9.00% Preferred Securities. PCT I, a statutory business trust created under the laws of the State of Delaware, was formed by Premier Bancshares, Inc., (“Premier”) for the purpose of issuing the Preferred Securities and investing the proceeds thereof in 9.00% Junior Subordinated Debentures issued by Premier. Premier, which merged into BB&T on January 13, 2000, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of PCT I’s obligations under the Preferred Securities. PCT I’s sole asset is the Junior Subordinated Debentures issued by Premier and assumed by BB&T, which mature December 31, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after December 31, 2007. The Preferred Securities of PCT I, are subject to mandatory redemption in whole on December 31, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In April, 1998, Mason-Dixon Capital Trust II (“MDCT II”) issued $20 million of 8.40% Preferred Securities. MDCT II, a Delaware statutory business trust, was formed by Mason-Dixon Bancshares, Inc., (“Mason-Dixon”) for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in 8.40% Junior Subordinated Debentures issued by Mason-Dixon. Mason Dixon, which merged into BB&T on July 14, 1999, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MDCT II’s obligations under the Preferred Securities. MDCT II’s sole asset is the Junior Subordinated Debentures issued by Mason-Dixon and assumed by BB&T, which mature June 30, 2028, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or part anytime after June 30, 2003. The Preferred Securities of MDCT II, are subject to mandatory redemption in whole on June 30, 2028, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In July, 1998, FCNB Capital Trust (“FCNBCT”) issued $40.25 million of 8.25% Trust Preferred Securities. FCNBCT, a statutory business trust created under the laws of the State of Delaware, was formed by FCNB Corp, (“FCNB”) for the purpose of issuing the Trust Preferred Securities and investing the proceeds thereof in 8.25% Subordinated Debentures issued by FCNB. FCNB, which merged into BB&T on January 7, 2001, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of FCNBCT’s obligations under the Trust Preferred Securities. FCNBCT’s sole asset is the Subordinated Debentures issued by FCNB and assumed by BB&T, which mature July 31, 2028, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after July 31, 2003. The Trust Preferred Securities of FCNBCT, are subject to mandatory redemption in whole on July 31, 2028, or such earlier date in the event the Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

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

NOTE 11.    Shareholders’ Equity

The authorized capital stock of BB&T consists of 1,000,000,000 shares of common stock, $5 par value, and 5,000,000 shares of preferred stock, $5 par value. At December 31, 2002, 470,452,260 shares of common stock and no shares of preferred stock were issued and outstanding.

Stock Option Plans

At December 31, 2002, BB&T had the following stock-based compensation plans: the 1994 and 1995 Omnibus Stock Incentive Plans (“Omnibus Plans”), the Incentive Stock Option Plan (“ISOP”), the Non-Qualified Stock Option Plan (“NQSOP”) and the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), which are described below.

BB&T issues options to purchase shares of its common stock in exchange for options outstanding at acquired entities at the time the merger is completed. To the extent vested, the options are considered to be part of the purchase price paid. There is no change in the aggregate intrinsic value of the options issued compared to the intrinsic value of the options held immediately before the exchange, nor does the ratio of the exercise price per option to the market value per share change.

The shareholders have previously approved the Omnibus Plans which cover the award of incentive stock options, non-qualified stock options, shares of restricted stock, performance shares and stock appreciation rights.

The provisions of the 1995 Omnibus Plan also provide for an automatic increase in the authorized number of shares issuable, equal to 3% of any increase in the Corporation’s outstanding common shares. Including options authorized under these provisions and various shareholder amendments to the plan, the maximum number of shares issuable under the 1995 Omnibus Plan was 37.6 million at December 31, 2002. The combined shares issuable under both Omnibus Plans is 45.6 million at December 31, 2002. The Omnibus Plans are intended to allow BB&T to recruit and retain employees with ability and initiative and to associate the employees’ interests with

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those of BB&T and its shareholders. At December 31, 2002, 13.9 million qualified stock options at prices ranging from $6.86 to $51.41 and 7.7 million non-qualified stock options at prices ranging from no cost to $53.10 were outstanding. The stock options generally vest over 3 years and have a 10-year term.

The ISOP and the NQSOP were established to retain key officers and key management employees and to offer them the incentive to use their best efforts on behalf of BB&T. The plans further provided for up to 2.2 million shares of common stock to be reserved for the granting of options, which have a four year vesting schedule and must be exercised within ten years from the date granted. These plans expired on December 19, 2000; however, any options previously granted under the plans will be available to be exercised for ten years. No additional grants will be made pursuant to these plans. Incentive stock options granted had an exercise price equal to at least 100% of the fair market value of common stock on the date granted, and the non-qualified stock options were required to have an exercise price equal to at least 85% of the fair market value on the date granted. At December 31, 2002, options to purchase 28,554 shares of common stock at an exercise price of $9.1875 were outstanding pursuant to the NQSOP. At December 31, 2002, options to purchase 51,098 shares of common stock at an exercise price of $9.8885 were outstanding pursuant to the ISOP.

The Directors’ Stock Option Plan is intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. The plan creates a deferred compensation system for participating non-employee directors. Each non-employee director may elect to defer 0%, 50% or 100% of the annual retainer fee for each calendar year and apply that percentage toward the grant of options to purchase BB&T common stock. Such elections are required to be in writing and are irrevocable for each calendar year. The exercise price at which shares of BB&T common stock may be purchased shall be equal to 75% of the market value of the common stock as of the date of grant. Options are vested after six months and may be exercised anytime thereafter until the expiration date, which is ten years from the date of grant. The Directors’ Plan provides for the reservation of up to 1.8 million shares of BB&T common stock. At December 31, 2002, options to purchase 895,116 shares of common stock at prices ranging from $6.9156 to $28.8719 were outstanding pursuant to the Directors’ Plan.

BB&T also has options outstanding that were granted by certain acquired companies. These options, which have not been included in the plans described above, totaled 77,094 as of December 31, 2002, with option prices ranging from $8.083 to $10.53.

A summary of the status of the Company’s stock option plans at December 31, 2002, 2001 and 2000 and changes during the years then ended is presented below:

	2002		2001		2000
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	20,679,803	$24.75	18,683,370	$20.80	16,505,624	$19.33
Issued in purchase transactions	1,103,089	24.55	1,374,493	24.75	645,342	13.95
Granted	4,732,504	36.71	4,196,006	36.10	4,753,707	23.79
Exercised	(3,408,760)	18.31	(3,160,288)	14.90	(2,689,869)	12.49
Forfeited or Expired	(428,258)	34.92	(413,778)	34.31	(531,434)	34.25

Outstanding at end of year	22,678,378	$28.00	20,679,803	$24.75	18,683,370	$20.80

Options exercisable at year-end	14,518,667	$24.24	15,005,927	$21.87	14,303,728	$18.92

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of options granted was $9.07, $10.00 and $7.78 per option for the years ended December 31, 2002, 2001 and 2000, respectively.

The following table summarizes information about the options outstanding at December 31, 2002:

			Options Outstanding				Options Exercisable
Range of Exercise Prices			Number Outstanding 12/31/02	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number Exercisable 12/31/02	Weighted-Average Exercise Price
$ —	to	$ 4.75	7,872	3.9	yrs	$0.81	7,872	$0.81
4.76	to	7.25	117,995	1.6		6.33	117,995	6.33
7.26	to	10.75	1,377,343	1.7		9.34	1,377,343	9.34
10.76	to	16.00	2,468,728	3.0		12.97	2,468,728	12.97
16.01	to	24.00	5,385,337	5.9		22.51	4,148,144	22.08
24.01	to	36.00	3,240,460	6.0		30.02	3,138,132	30.10
36.01	to	56.98	10,080,643	8.2		36.78	3,260,453	36.85

			22,678,378	6.4	yrs	$28.00	14,518,667	$24.24

Share Repurchase Activity

BB&T has periodically repurchased shares of its own common stock. Prior to the adoption of SFAS No. 141, principally all repurchased shares were reissued in business combinations accounted for as purchases. During the years ended December 31, 2002, 2001 and 2000, BB&T repurchased 21.8 million shares, 14.0 million shares and 7.1 million shares of common stock, respectively. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

Shareholder Rights Plan

On January 17, 1997, pursuant to the Rights Agreement approved by the Board of Directors, BB&T distributed to shareholders one preferred stock purchase right for each share of BB&T’s common stock then outstanding. Subsequent to this date, all shares issued are accompanied by a stock purchase right. Initially, the rights, which expire in 10 years, are not exercisable and are not transferable apart from the common stock. The rights will become exercisable only if a person or group acquires 20% or more of BB&T’s common stock, or BB&T’s Board of Directors determines, pursuant to the terms of the Rights Agreement, that any person or group that has acquired 10% or more of BB&T’s common stock is an “Adverse Person.” Each right would then enable the holder to purchase 1/100th of a share of a new series of BB&T preferred stock at an initial exercise price of $145.00. The Board of Directors will be entitled to redeem the rights at $.01 per right under certain circumstances specified in the Rights Agreement.

Under the terms of the Rights Agreement, if any person or group becomes the beneficial owner of 25% or more of BB&T’s common stock, with certain exceptions, or if the Board of Directors determines that any 10% or more stockholder is an “Adverse Person,” each right will entitle its holder (other than the person triggering exercisability of the rights) to purchase, at the right’s then-current exercise price, shares of BB&T’s common stock having a value of twice the right’s exercise price. In addition, if after any person or group has become a 20% or more stockholder, BB&T is involved in a merger or other business combination transaction with another person in which its common stock is changed or converted, or sells 50% or more of its assets or earning power to another person, each right will entitle its holder to purchase, at the right’s then-current exercise price, shares of common stock of such other person having a value of twice the right’s exercise price.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.    Income Taxes

The provision for income taxes was composed of the following:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Current expense:
Federal	$192,843	$185,455	$124,378
State	13,814	11,805	12,635
Foreign	38,699	—	—

Total current income tax expense	245,356	197,260	137,013
Deferred income tax expense	252,112	189,530	177,505

Provision for income taxes	$497,468	$386,790	$314,518

The income tax provisions in the above table do not include the effects of income tax deductions resulting from exercises of stock options, which amounted to $16.4 million, $19.6 million and $6.2 million in 2002, 2001 and 2000, respectively and were recorded as increases in shareholders' equity. The foreign income tax expense included in the 2002 provision for income taxes is related to income generated on assets controlled by a foreign subsidiary of Branch Bank.

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)

Federal income taxes at statutory rate of 35%	$626,744	$476,150	$354,204
Increase (decrease) in provision for income taxes as a result of:
Tax-exempt income from securities, loans and leases, net of related non-deductible interest expense	(53,585)	(82,696)	(56,724)
Tax-exempt life insurance income	(31,696)	(22,736)	(14,404)
Basis difference in subsidiary stock	(34,751)	—	—
Amortization of goodwill	—	19,672	16,642
State income taxes, net of Federal tax benefit	13,859	12,416	9,482
Other, net	(23,103)	(16,016)	5,318

Provision for income taxes	$497,468	$386,790	$314,518

Effective income tax rate	27.8%	28.4%	31.0%

During the last three years, BB&T entered into option contracts which legally transferred responsibility for the management of future residuals of certain leveraged lease investments including the future remarketing or re-leasing of these assets to a wholly-owned subsidiary in a foreign jurisdiction having a lower income tax rate, thereby lowering the effective income tax rate applicable to these lease investments. These option contracts provide that the foreign subsidiary may purchase the lease investments at expiration of the existing leveraged leases for a fixed price. As a result, a portion of the residual value included in the consolidated leverage lease analysis should be taxed at a lower tax rate than originally anticipated, resulting in a change in the total net income from the lease. The net income from the affected leases was recalculated from inception based on the new

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective income tax rate. The recalculation had the effect of reducing net interest income for the years ended December 31, 2002, 2001 and 2000, by $9.7 million, $40.6 million and $14.3 million, respectively, and reducing the income tax provisions for the last three years by $20.2 million, $56.6 million and $19.8 million, respectively. BB&T intends to permanently reinvest the earnings of this subsidiary and, therefore, deferred income taxes associated with the foreign subsidiary arising from these transactions have not been provided.

During 2001, Branch Bank transferred certain securities and real estate secured loans to a subsidiary in exchange for additional common equity in the subsidiary. The transaction resulted in a difference between Branch Bank’s tax basis in the equity investment in the subsidiary and the assets transferred to the subsidiary. This difference in basis resulted in a net reduction in the provision for income taxes of $34.8 million for the year ended December 31, 2002.

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets (liabilities) included in other liabilities in the "Consolidated Balance Sheets" were:

	December 31,
	2002	2001
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$269,762	$242,126
Deferred compensation	71,149	51,754
Other	117,945	87,835

Total tax deferred assets	458,856	381,715

Deferred tax liabilities:
Net unrealized appreciation on securities available for sale	(207,046)	(188,622)
Lease financing	(788,220)	(615,218)
Mortgage servicing rights	(35,195)	(64,649)
Other	(178,428)	(86,292)

Total tax deferred liabilities	(1,208,889)	(954,781)

Net deferred tax asset (liability)	$(750,033)	$(573,066)

Securities transactions resulted in income tax expense (benefits) of $65.3 million, $46.5 million and ($76.8 million) related to securities gains (losses) for the years ended December 31, 2002, 2001 and 2000, respectively.

The Internal Revenue Service (“IRS”) is conducting an examination of BB&T’s Federal income tax returns for the years ended December 31, 1996, 1997 and 1998. In connection with this examination the IRS has issued Notices of Proposed Adjustment with respect to BB&T’s income tax treatment of certain leveraged lease investments that were entered into during the years under examination. Management believes that BB&T’s treatment of these leveraged leases was appropriate and in compliance with existing tax laws and regulations, and intends to vigorously defend this position. In addition, inasmuch as the proposed adjustments relate primarily to the timing of taxable revenue recognition and amortization expense, deferred taxes have been provided. Management does not expect that BB&T’s consolidated financial position or consolidated results of operations will be materially adversely affected as a result of the IRS examination.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    Benefit Plans

BB&T provides various benefit plans to all employees, including employees of acquired entities. Employees of acquired entities generally participate in existing BB&T plans upon consummation of the business combinations. The plans of acquired institutions are typically merged into the BB&T plans upon consummation of the mergers, and, under these circumstances, credit is usually given to these employees for years of service at the acquired institution for vesting and eligibility purposes.

The following table summarizes expenses relating to employee retirement plans.

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Defined benefit plans	$36,486	$19,847	$13,176
Defined contribution and ESOP plans	37,743	31,508	23,824
Postretirement benefit plans	7,463	8,635	7,200
Other	4,168	(280)	1,938

Total expense related to benefit plans	$85,860	$59,710	$46,138

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

Financial data relative to the defined benefit pension plans is summarized in the following tables for the years indicated:

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Net Periodic Pension Cost
Service cost	$34,509	$24,619	$19,391
Interest cost	36,567	30,713	28,176
Estimated return on plan assets	(35,416)	(31,612)	(31,728)
Net amortization and other	826	(3,873)	(2,663)

Net periodic pension cost	$36,486	$19,847	$13,176

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Qualified Pension Plans		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2002	2001	2002	2001
	(Dollars in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, January 1,	$425,601	$362,888	$49,511	$40,395
Service cost	32,391	22,790	2,117	1,829
Interest cost	32,778	27,310	3,789	3,403
Actuarial (gain) loss	16,359	26,343	1,051	6,056
Benefits paid	(23,962)	(15,881)	(1,027)	(802)
Change in plan provisions	(7,909)	2,151	(1,602)	(1,370)
Plans of acquired entities	33,722	—	2,651	—

Projected benefit obligation, December 31,	$508,980	$425,601	$56,490	$49,511

	Years Ended December 31,		Years Ended December 31,
	2002	2001	2002	2001
	(Dollars in thousands)
Change in Plan Assets
Fair value of plan assets, January 1,	$379,881	$403,211	$—	$—
Actual return on plan assets	(44,776)	(19,790)	—	—
Employer contributions	132,661	12,341	1,027	802
Benefits paid	(23,962)	(15,881)	(1,027)	(802)
Plans of acquired entities	27,459	—	—	—

Fair value of plan assets, December 31,	$471,263	$379,881	$—	$—

	Years Ended December 31,		Years Ended December 31,
	2002	2001	2002	2001
	(Dollars in thousands)
Net Amount Recognized
Funded status	$(37,717)	$(45,720)	$(56,490)	$(49,511)
Unrecognized transition (asset) obligation	(1,445)	(2,891)	152	245
Unrecognized prior service cost	(31,526)	(27,809)	(1,216)	394
Unrecognized net loss (gain)	179,533	87,994	11,893	12,195

Net amount recognized	$108,845	$11,574	$(45,661)	$(36,677)

	Years Ended December 31,		Years Ended December 31,
	2002	2001	2002	2001
	(Dollars in thousands)
Reconciliation of Net Pension Asset (Liability)
Prepaid pension cost, January 1,	$11,574	$11,968	$(36,677)	$(30,368)
Contributions	132,661	12,341	1,027	802
Net periodic pension cost	(29,126)	(12,735)	(7,360)	(7,111)
Purchase accounting recognition	(6,264)	—	(2,651)	—

Prepaid (accrued) pension cost, December 31,	$108,845	$11,574	$(45,661)	$(36,677)

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
Weighted Average Assumptions	2002	2001
Weighted average assumed discount rate	6.75%	7.25%
Weighted average expected long-term rate of return on plan assets	8.00	8.00
Assumed rate of annual compensation increases	4.00	5.50

Pension plan assets consist primarily of investments in mutual funds consisting of equity investments, corporate bonds, obligations of the U.S. Treasury and U.S. government agencies. Plan assets included $31.8 million and $28.3 million of BB&T common stock at December 31, 2002 and 2001, respectively.

Postretirement Benefits Other than Pension

BB&T provides certain postretirement benefits that cover employees retiring after December 31, 1995, who are eligible for participation in the BB&T pension plan and have at least ten years of service. The plan requires retiree contributions, with a subsidy by BB&T based upon years of service of the employee at the time of retirement. The subsidy may be reviewed for adjustment. The plan provides health care and life insurance benefits to retirees or their dependents.

The following tables set forth the components of the retiree benefit plan and the amounts recognized in the consolidated financial statements at December 31, 2002, 2001 and 2000.

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Net Periodic Postretirement Benefit Cost:
Service cost	$2,482	$2,885	$2,141
Interest cost	4,530	5,001	4,426
Amortization and other	451	749	633

Total expense	$7,463	$8,635	$7,200

	Years Ended December 31,
	2002	2001
	(Dollars in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, January 1,	$73,239	$65,492
Service cost	2,482	2,885
Interest cost	4,530	5,001
Plan participants’ contributions	1,787	1,033
Actuarial loss (gain)	(4,424)	3,015
Benefits paid	(3,700)	(4,187)

Projected benefit obligation, December 31,	$73,914	$73,239

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2002	2001
	(Dollars in thousands)
Change in Plan Assets
Fair value of plan assets, January 1,	$—	$—
Actual return on plan assets	—	—
Employer contributions	1,913	3,154
Plan participants’ contributions	1,787	1,033
Benefits paid	(3,700)	(4,187)

Fair value of plan assets, December 31,	$—	$—

	Years Ended December 31,
	2002	2001
	(Dollars in thousands)
Net Amount Recognized
Funded status	$(73,914)	$(73,239)
Unrecognized prior service cost	4,285	4,816
Unrecognized net actuarial (gain) loss	(5,455)	(1,330)
Unrecognized transition obligation	2,185	2,404

Net amount recognized	$(72,899)	$(67,349)

	Years Ended December 31,
	2002	2001
	(Dollars in thousands)
Reconciliation of Postretirement Benefit
Prepaid (accrued) postretirement benefit, January 1,	$(67,349)	$(61,868)
Contributions	1,913	3,154
Net periodic postretirement benefit cost	(7,463)	(8,635)

Prepaid (accrued) postretirement benefit cost, December 31,	$(72,899)	$(67,349)

	December 31,
	2002	2001
Weighted Average Assumptions
Weighted average assumed discount rate	6.75%	7.25%
Medical trend rate—initial year	5.00	6.00
Medical trend rate—ultimate	5.00	5.00
Select period	N/A	1yr

	December 31, 2002
	1% Increase	1% Decrease
Impact of a 1% change in assumed health care cost on:
Service and interest costs	1.9%	(1.8	) %
Accumulated postretirement benefit obligation	1.8	(1.6)

N/A- not applicable

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Savings Plan

BB&T offers a 401(k) Savings Plan that permits employees with more than 90 days service to contribute from 1% to 25% of their compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee’s compensation. BB&T’s contribution to the 401(k) Savings Plan totaled $37.0 million, $31.2 million and $20.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Other

There are various other employment contracts, deferred compensation arrangements and covenants not to compete with selected members of management and certain retirees.

Note 14.    Commitments and Contingencies

BB&T utilizes a variety of financial instruments to meet the financing needs of clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and financial guarantees, interest rate caps and floors written, interest rate swaps and forward and futures contracts. The following table presents the contractual or notional amount of these instruments:

	Contract or Notional Amount at December 31,
	2002	2001
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend, originate or purchase credit	$16,818,698	$18,533,864
Standby letters of credit and financial guarantees written	1,156,516	874,829
Commercial letters of credit	36,742	37,091
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Derivative financial instruments	11,697,739	5,654,502
Commitments to fund low income housing investments	168,879	169,249
Mortgage loans sold with recourse	1,054,945	1,760,109

Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. As of December 31, 2002, BB&T had issued $1.2 billion in such guarantees predominantly for terms of one year or less. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in issuance of these guarantees is essentially the same as that involved in extending loan facilities to customers and as such, are collateralized when necessary.

In the ordinary course of business, BB&T enters into indemnification agreements for legal proceedings against its directors and officers and those of acquired entities. BB&T also issues standard representation warranties in underwriting agreements, merger and acquisition agreements, loan sales (See Note 8), brokerage activities and other similar arrangements. Counterparties in many of these indemnifications provide similar indemnifications to BB&T. Although these agreements often do not specify limitations, BB&T has not been required to act on the guarantees and does not believe that any payments pursuant to them would materially change the financial condition or results of operations as presented herein.

Merger and acquisition agreements of businesses other than financial institutions occasionally include additional incentives to the acquired entities to offset the loss of future cash flows previously received through

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ownership positions. Typically, these incentives are based on the acquired entity’s contribution to BB&T’s earnings compared to agreed-upon amounts. When offered, these incentives are issued for terms of three to eight years. In the aggregate, the maximum potential contingent consideration included in these agreements is $14.2 million over the next five years.

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

BB&T invests in certain low income housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund low income housing investments totaled $168.9 million and $169.2 million at December 31, 2002 and 2001, respectively.

Legal Proceedings

The nature of the business of BB&T’s banking and other subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of BB&T are involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that the liabilities, if any, arising from these proceedings will not have a materially adverse effect on the consolidated financial position or consolidated results of operations of BB&T.

NOTE 15.    Regulatory Requirements and Other Restrictions

BB&T’s subsidiary banks are required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2002, the net reserve requirement amounted to $508.2 million.

BB&T’s subsidiary banks are prohibited from paying dividends from their capital stock and additional paid-in capital accounts and are required by regulatory authorities to maintain minimum capital levels. Subject to restrictions imposed by state laws and federal regulations, the Boards of Directors of the subsidiary banks could have declared dividends to the parent company from their retained earnings up to $2.8 billion at December 31, 2002.

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on BB&T’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of BB&T’s assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. BB&T and each of the Subsidiary Banks are classified as “well-capitalized”.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets.

The following table provides summary information regarding regulatory capital for BB&T and its significant banking subsidiaries as of December 31, 2002 and 2001:

	December 31, 2002			December 31, 2001
	Actual Capital		Minimum Capital Requirement	Actual Capital		Minimum Capital Requirement
	Ratio	Amount		Ratio	Amount
	(Dollars in thousands)
Tier 1 Capital
BB&T	9.2%	$5,290,310	$2,308,052	9.8%	$5,002,896	$2,038,663
Branch Bank	10.2	4,605,285	1,812,952	10.2	4,000,251	1,565,735
BB&T—SC	10.3	488,599	188,914	9.7	447,956	185,279
BB&T—VA	10.8	781,546	288,180	11.5	799,513	277,730
Total Capital
BB&T	13.4	7,741,048	4,616,105	13.3	6,796,958	4,077,325
Branch Bank	11.9	5,385,759	3,625,904	11.3	4,438,611	3,131,470
BB&T—SC	11.6	547,882	377,827	10.9	505,988	370,559
BB&T—VA	12.1	871,821	576,360	12.7	882,483	555,460
Leverage Capital
BB&T	6.9	5,290,310	2,286,287	7.2	5,002,896	2,077,887
Branch Bank	7.4	4,605,285	1,863,808	7.3	4,000,251	1,637,063
BB&T—SC	7.8	488,599	188,000	7.3	447,956	184,333
BB&T—VA	7.0	781,546	335,829	7.8	799,513	307,601

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    Parent Company Financial Statements

Parent Company

Condensed Balance Sheets

December 31, 2002 and 2001

	2002	2001
	(Dollars in thousands)
Assets
Cash and due from banks	$12,104	$23,380
Interest-bearing bank balances	721,202	651,054
Securities available for sale at fair value	13,706	3,825

Investment in banking subsidiaries	8,041,583	6,466,134
Investment in other subsidiaries	1,166,072	932,882

Total investments in subsidiaries	9,207,655	7,399,016

Advances to banking subsidiaries	100,500	—
Advances to other subsidiaries	356,000	336,250
Premises and equipment	4,707	4,871
Other assets	159,755	329,804

Total assets	$10,575,629	$8,748,200

Liabilities and Shareholders’ Equity
Short-term borrowed funds	$786,273	$763,655
Dividends payable	136,473	119,119
Accounts payable and accrued liabilities	12,869	50,377
Long-term debt	2,252,100	1,664,840

Total liabilities	3,187,715	2,597,991

Total shareholders’ equity	7,387,914	6,150,209

Total liabilities and shareholders' equity	$10,575,629	$8,748,200

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company

Condensed Income Statements

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(Dollars in thousands)
Income
Dividends from subsidiaries	$1,162,709	$701,762	$632,628
Interest and other income from subsidiaries	66,179	118,373	110,045
Other income	1,094	5,484	20,094

Total income	1,229,982	825,619	762,767

Expenses
Interest expense	98,019	103,562	105,120
Other expenses	20,391	43,503	62,780

Total expenses	118,410	147,065	167,900

Income before income taxes and equity in undistributed earnings of subsidiaries	1,111,572	678,554	594,867
Income tax benefit	16,906	6,435	9,373

Income before equity in undistributed earnings of subsidiaries	1,128,478	684,989	604,240
Equity in undistributed earnings of subsidiaries	174,531	288,649	94,248

Net income	$1,303,009	$973,638	$698,488

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company

Condensed Statements of Cash Flows

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$1,303,009	$973,638	$698,488
Adjustments to reconcile net income to net cash provided by operating activities:
Net income of subsidiaries less than (in excess of) dividends from
subsidiaries	(174,531)	(288,649)	(94,248)
Depreciation of premises and equipment	164	417	1,195
Amortization of unearned compensation	2,052	4,402	4,605
Discount accretion and premium amortization	(707)	(845)	—
Loss (gain) on sales of securities	(74)	(2,944)	872
Decrease (increase) in other assets	217,997	(21,734)	52,105
Increase (decrease) in accounts payable and accrued liabilities	(35,142)	(7,483)	(13,845)
Other, net	2,395	—	—

Net cash provided by operating activities	1,315,163	656,802	649,172

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	582	37,583	40,168
Proceeds from maturities, calls and paydowns of securities available for sale	—	—	12,619
Purchases of securities available for sale	(37)	(185)	(33,325)
Investment in subsidiaries	(231,600)	(503,216)	(153,359)
Advances to subsidiaries	(1,372,630)	(1,703,339)	(393,061)
Proceeds from repayment of advances to subsidiaries	1,257,895	1,696,839	465,311
Net cash (paid) received in purchase accounting transactions	(101,151)	42,123	(6,950)
Other, net	2,189	—	2,169

Net cash used in investing activities	(444,752)	(430,195)	(66,428)

Cash Flows From Financing Activities:
Net increase (decrease) in long-term debt	493,510	644,298	(342)
Net increase (decrease) in short-term borrowed funds	(42,582)	29,724	4,645
Net proceeds from common stock issued	60,078	61,359	44,821
Redemption of common stock	(800,667)	(510,305)	(217,542)
Cash dividends paid on common stock	(521,878)	(433,570)	(374,596)
Other, net	—	—	3,228

Net cash (used in) provided by financing activities	(811,539)	(208,494)	(539,786)

Net Increase (Decrease) in Cash and Cash Equivalents	58,872	18,113	42,958
Cash and Cash Equivalents at Beginning of Year	674,434	656,321	613,363

Cash and Cash Equivalents at End of Year	$733,306	$674,434	$656,321

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    Disclosures about Fair Value of Financial Instruments

A financial instrument is defined by SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms.

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

Loans receivable: The fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and credit quality. The carrying amounts of accrued interest approximate fair values. The fair values of loans held for sale approximate their carrying values.

Deposit liabilities: The fair values for demand deposits, interest-checking accounts, savings accounts and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for certificates of deposit and other time deposits are estimated using a discounted cash flow calculation that applies current interest rates to aggregate expected maturities.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rates. The fair values of guarantees and letters of credit are estimated based on fees currently charged for similar agreements.

The following is a summary of the carrying amounts and fair values of BB&T’s financial assets and liabilities:

	December 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$2,372,220	$2,372,220	$2,232,226	$2,232,226
Trading securities	148,488	148,488	97,675	97,675
Securities available for sale	17,599,477	17,599,477	16,621,684	16,621,684
Securities held to maturity	55,523	55,512	40,496	40,488
Derivative assets	216,221	216,221	47,502	47,502
Loans and leases, net of unearned income:
Loans	50,990,840	51,453,640	45,124,112	44,760,100
Leases	2,527,173	N/A	2,319,061	N/A
Allowance for losses	(723,685)	N/A	(644,418)	N/A

Net loans and leases	$52,794,328		$46,798,755

Financial liabilities:
Deposits	$51,280,016	51,642,234	$44,733,275	45,069,012
Short-term borrowed funds	5,396,959	5,396,959	6,649,100	6,649,100
Derivative liabilities	66,723	66,723	3,529	3,529
Long-term debt	13,586,037	15,033,010	11,719,076	11,202,549
Capitalized leases	1,804	N/A	2,000	N/A

N/A—not available.

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments:

	December 31,
	2002		2001
	Notional/Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in thousands)
Off-balance sheet contractual commitments
Commitments to extend, originate or purchase credit	$16,818,698	$(21,274)	$18,533,864	$(38,650)
Standby and commercial letters of credit and financial guarantees written	1,193,258	(2,983)	911,920	(13,679)

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    Derivative Financial Instruments

The following table sets forth certain information concerning BB&T’s derivative financial instruments at December 31, 2002:

Derivative Financial Instruments

December 31, 2002

(Dollars in thousands)

Type	Notional Amount	Average Receive Rate	Average Pay Rate	Estimated Fair Value
Receive fixed swaps	$4,878,146	4.45%	2.10%	$187,309
Pay fixed swaps	351,413	1.55	4.48	(14,946)
Caps, floors & collars	1,364,550	—	—	8,395
Foreign exchange contracts	118,852	—	—	49
Futures contracts	10,024	—	—	229
Interest rate lock commitments	747,054	—	—	14,458
Forward mortgage loan contracts	3,777,700	—	—	(43,248)
Options on contracts purchased	450,000	—	—	(2,748)

Total	$11,697,739			$149,498

The following table discloses data with respect to BB&T’s derivative financial instruments:

Derivative Classifications and Hedging Relationships

December 31, 2002

(Dollars in thousands)

	Notional Amount	Fair Value
		Gain	Loss
Derivatives Designated as Cash Flow Hedges:
Hedging Business Loans	$3,150,000	$71,098	$—
Hedging Short-term Borrowed Funds	1,250,000	8,395	—
Hedging Forecasted Sales of Mortgage Loans	4,227,700	—	45,996

Derivatives Designated as Fair Value Hedges:
Hedging Business Loans	23,266		924
Hedging Long-term Debt	1,400,000	102,189	—

Derivatives Not Designated as Hedges	1,646,773	34,539	19,803

Total	$11,697,739	$216,221	$66,723

At December 31, 2002, BB&T had designated $1.4 billion in notional value of derivatives as fair value hedges. These instruments had a net unrealized gain of approximately $101.3 million at December 31, 2002. Derivatives in a gain position with a fair value of $102.2 million are recorded in other assets and derivatives in a loss position with a fair value of $0.9 million are recorded in other liabilities. There was no impact on earnings during the period resulting from fair value hedge ineffectiveness since all BB&T’s fair value hedges qualify for the “short cut method” assumption of no ineffectiveness under the provisions of SFAS No. 133.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T had also designated $8.6 billion in notional value of derivatives as cash flow hedges at December 31, 2002. These instruments had a net estimated fair value of $33.5 million at the end of the year. The effect on earnings resulting from the ineffectiveness of cash flow hedges was not material.

Accumulated other comprehensive income includes $1.6 million of net after-tax unrecognized gains attributable to cash flow hedges. A total of $7.3 million of unrecognized losses is expected to be reclassified into earnings within the next 12 months. Unrecognized losses on mandatory forward commitments and long put options hedging the cash flows of forecasted sales of mortgage loans totaled $27.8 million after-tax. BB&T typically sells fixed-rate mortgage loans shortly after origination. BB&T is exposed to variability in cash flows from the forecasted sale due to interest rate risk. The risk management objective is to hedge the price at which the loans will ultimately be sold. This objective is met by entering into mandatory forward commitments and long put options that establish the proceeds from the sale of mortgage loans at inception. The ultimate sale of the related loans will result in reclassification of these amounts into earnings. If the cash flow hedge is discontinued because the forecasted sales of mortgage loans will not occur, this amount would be immediately reclassified into earnings.

Accumulated other comprehensive income included $43.0 million in after-tax unrecognized gains on interest rate swaps hedging variable interest payments on business loans and $13.6 million in unrecognized losses on interest rate caps hedging variable interest payments on overnight borrowings. BB&T has substantial business loans and overnight borrowings that expose it to variability in cash flows for interest payments. The risk management objective is to hedge the variability in these interest payments. This objective is met by entering into interest swaps that fix the interest payments and interest rate caps that fix the interest payments when interest rates on the hedged item exceed the predetermined rate. These gains or losses will be reclassified from accumulated other comprehensive income to earnings as the interest payments on the hedged item affect earnings. Immediate reclassification would only be required if it becomes probable the hedged transactions will not occur.

BB&T also held $1.6 billion in notional value of derivatives not designated as hedges at December 31, 2002. These instruments were in a net gain position with a net estimated fair value of $14.7 million. In connection with the adoption of DIG Issue C-13, income from interest rate lock commitments for residential mortgage loans to be sold accounted for $14.5 million of this gain. Changes in the fair value of these derivatives are reflected in current period earnings. Substantially all derivatives not designated as a hedge have been entered into to facilitate transactions on behalf of BB&T’s clients. Excluding the interest rate lock commitments, BB&T typically also simultaneously enters into a derivative financial instrument with substantially similar offsetting terms with an unrelated third party. Therefore, these other derivatives have minimal impact on earnings.

The maximum length of time over which BB&T is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is less than one year and is 4.9 years including those forecasted transactions related to the payment of variable interest on existing financial instruments.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivatives contracts at December 31, 2002, was not material.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19.    Computation of Earnings Per Share

The basic and diluted earnings per share calculations are presented in the following table:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Income before cumulative effect of change in accounting principle	$1,293,229	$973,638	$698,488
Cumulative effect of change in accounting principle	9,780	—	—

Net income	$1,303,009	$973,638	$698,488

Weighted average number of common shares outstanding during the period	473,303,770	453,188,403	450,789,079

Basic earnings per share
Income before cumulative effect of change in accounting principle	$2.73	$2.15	$1.55
Cumulative effect of change in accounting principle	.02	—	—

Net income	$2.75	$2.15	$1.55

Diluted Earnings Per Share:
Income before cumulative effect of change in accounting principle	$1,293,229	$973,638	$698,488
Cumulative effect of change in accounting principle	9,780	—	—

Net income	$1,303,009	$973,638	$698,488

Weighted average number of common shares	473,303,770	453,188,403	450,789,079
Add:
Dilutive effect of outstanding options (as determined by application of treasury stock method)	5,488,788	6,080,927	5,424,530

Weighted average number of common shares, as adjusted	478,792,558	459,269,330	456,213,609

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$2.70	$2.12	$1.53
Cumulative effect of change in accounting principle	.02	—	—

Net income	$2.72	$2.12	$1.53

NOTE 20.    Operating Segments

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T utilizes a funds transfer pricing (“FTP”) system to eliminate the effect of interest rate risk from the segments’ net interest income because such risk is centrally managed within the Treasury segment. The FTP system credits or charges the segments with the estimated value or cost of the funds the segments create or use. The FTP system provides a funds credit for sources of funds and a funds charge for the use of funds by each segment. The net FTP credit or charge is reflected as net intersegment interest income (expense) in the accompanying tables.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Agency Insurance

BB&T operates the 10th largest independent insurance agency network in the nation. BB&T Insurance Services provides property and casualty, life and health insurance to businesses and individuals. It also provides small business and corporate products, such as workers compensation and professional liability, as well as provides surety coverage and title insurance. The Banking Network receives credit for insurance commissions on referred accounts, with the corresponding charge retained in the Corporate Office. These revenues and expenses are reflected in the accompanying tables as intersegment noninterest income and expense.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury

BB&T’s Treasury segment is responsible for the management of the securities portfolios, overall balance sheet funding and liquidity, and overall management of interest rate risk.

The following tables present selected financial information for BB&T’s reportable business segments for the years ended December 31, 2002, 2001 and 2000:

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Banking Network			Mortgage Banking			Trust Services			Agency Insurance
	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2,000
	(Dollars in thousands)
Net interest income (expense) from external customers	$1,521,868	$1,429,954	$1,441,523	$636,479	$613,636	$484,070	$(20,445)	$(36,357)	$(39,785)	$1,763	$825	$(16)
Net intersegment interest income (expense)	660,390	585,737	486,591	(327,161)	(454,908)	(368,873)	47,908	48,723	53,566	—	—	—

Net interest income	2,182,258	2,015,691	1,928,114	309,318	158,728	115,197	27,463	12,366	13,781	1,763	825	(16)

Provision for loan and lease losses	215,769	213,924	148,913	3,271	3,158	3,183	—	—	—	—	—	—
Noninterest income from external customers	702,427	544,381	455,755	158,395	127,534	85,310	97,914	92,172	80,232	288,658	170,006	122,241
Intersegment noninterest income	346,111	239,608	120,410	—	—	—	—	—	—	—	—	—
Noninterest expense	1,068,163	1,029,806	942,662	159,726	81,018	58,742	79,896	60,068	51,960	221,051	123,385	87,249
Intersegment noninterest expense	579,017	504,080	325,185	29,550	26,390	22,983	8,565	3,165	3,730	23,732	4,236	4,107

Income before income taxes	1,367,847	1,051,870	1,087,519	275,166	175,696	115,599	36,916	41,305	38,323	45,638	43,210	30,869
Provision for income taxes	366,204	302,801	352,660	76,949	54,020	32,124	10,428	11,476	10,559	18,175	17,105	12,315

Net income	$1,001,643	$749,069	$734,859	$198,217	$121,676	$83,475	$26,488	$29,829	$27,764	$27,463	$26,105	$18,554

Identifiable segment assets	$47,796,060	$38,122,329	$37,544,996	$10,732,898	$9,005,182	$8,318,744	$78,673	$62,723	$39,508	$551,659	$126,803	$100,852

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Investment Banking and Brokerage			Treasury			All Other Segments (1)			Total Segments
	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(Dollars in thousands)
Net interest income (expense) from external customers	$7,474	$8,789	$11,659	$205,301	$237,725	$160,043	$359,033	$304,110	$257,133	$2,711,473	$2,558,682	$2,314,627
Net intersegment interest income (expense)	—	—	—	16,848	36,591	79,197	—	50	—	397,985	216,193	250,481

Net interest income	7,474	8,789	11,659	222,149	274,316	239,240	359,033	304,160	257,133	3,109,458	2,774,875	2,565,108

Provision for loan and lease losses	—	—	—	142	133	121	94,155	64,724	46,657	313,337	281,939	198,874
Noninterest income (expense) from external customers	215,747	180,976	164,023	250,179	48,588	(188,841)	162,011	136,799	117,012	1,875,331	1,300,456	835,732
Intersegment noninterest income	—	—	—	—	—	—	—	—	—	346,111	239,608	120,410
Noninterest expense	191,638	180,730	159,598	15,054	7,606	6,154	130,569	106,875	88,169	1,866,097	1,589,488	1,394,534
Intersegment noninterest expense	14,771	1,591	1,497	1,691	1,945	555	24,110	11,744	8,917	681,436	553,151	366,974

Income before income taxes	16,812	7,444	14,587	455,441	313,220	43,569	272,210	257,616	230,402	2,470,030	1,890,361	1,560,868
Provision for income taxes	6,474	2,527	3,195	124,764	79,250	733	70,287	40,343	59,030	673,281	507,522	470,616

Net income	$10,338	$4,917	$11,392	$330,677	$233,970	$42,836	$201,923	$217,273	$171,372	$1,796,749	$1,382,839	$1,090,252

Identifiable segment assets	$982,755	$702,050	$751,722	$20,482,087	$16,209,134	$17,084,443	$7,524,205	$4,681,399	$3,990,321	$88,148,337	$68,909,620	$67,830,586

(1)	Financial data from segments below the quantitative thresholds requiring disclosure are attributable to nonbank consumer finance operations, factoring, commercial lawn care equipment financing, leasing and other smaller subsidiaries.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of segment results to consolidated results:

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Net Interest Income
Net interest income from segments	$3,109,458	$2,774,875	$2,565,108
Other net interest income (expense) (1)	(366,980)	(545,679)	153,649
Elimination of net intersegment interest income (2)	4,982	204,483	(404,260)

Consolidated net interest income	$2,747,460	$2,433,679	$2,314,497

Net income
Net income from segments	$1,796,749	$1,382,839	$1,090,252
Other net income (loss) (1)	857,575	245,514	2,721
Elimination of intersegment net income (2)	(1,351,315)	(654,715)	(394,485)

Consolidated net income	$1,303,009	$973,638	$698,488

	December 31,
	2002	2001	2000
	(Dollars in thousands)
Total Assets
Total assets from segments	$88,148,337	$68,909,620	$67,830,586
Other assets (1)	27,674,337	14,280,339	4,232,050
Elimination of intersegment assets (2)	(35,605,858)	(12,320,014)	(5,509,813)

Consolidated total assets	$80,216,816	$70,869,945	$66,552,823

(1)	Other net interest income, other net income (loss) and other assets include amounts incurred by or applicable to BB&T’s support functions that are not allocated to the various segments.

(2)	BB&T’s reconciliation of total segment results to consolidated results requires the elimination of the internal management accounting practices. These adjustments include the elimination of the funds transfer pricing credits and charges and the elimination of intersegment noninterest income and noninterest expense described above. These amounts are allocated to the various segments using BB&T’s internal accounting methods.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 7, 2003:

BB&T CORPORATION (Registrant)

By:	/S/ JOHN A. ALLISON, IV
John A. Allison, IV Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 7, 2003.

By:	/S/ JOHN A. ALLISON, IV
John A. Allison, IV Chairman of the Board and Chief Executive Officer

By:	/S/ SCOTT E. REED
Scott E. Reed Senior Executive Vice President and Chief Financial Officer

By:	/S/ SHERRY A. KELLETT
Sherry A. Kellett Senior Executive Vice President and Controller

A Majority of the Directors of the Registrant are included.

By:	/S/ NELLE RATRIE CHILTON
Nelle Ratrie Chilton Director

By:	/S/ ALFRED E. CLEVELAND
Alfred E. Cleveland Director

By:
Ronald E. Deal Director

By:	/S/ TOM D. EFIRD
Tom D. Efird Director

By:	/s/ PAUL S. GOLDSMITH
Paul S. Goldsmith Director

By:	/S/ LLOYD VINCENT HACKLEY
Lloyd Vincent Hackley Director

By:	/S/ JANE P. HELM
Jane P. Helm Director

By:	/S/ RICHARD JANEWAY, M.D.
Richard Janeway, M.D. Director

By:	/S/ J. ERNEST LATHEM, M.D.
J. Ernest Lathem, M.D. Director

By:	/S/ JAMES H. MAYNARD
James H. Maynard Director

By:	/S/ ALBERT O. MCCAULEY
Albert O. McCauley Director

By:	/S/ J. HOLMES MORRISON
J. Holmes Morrison Director

By:	/S/ RICHARD L. PLAYER, JR.
Richard L. Player, Jr. Director

By:	/S/ NIDO R. QUBEIN
Nido R. Qubein Director

By:	/s/ E. RHONE SASSER
E. Rhone Sasser Director

By:	/S/ JACK E. SHAW
Jack E. Shaw Director

CERTIFICATIONS

I, John A. Allison, certify that:

1.    I have reviewed this annual report on Form 10-K of BB&T Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

By:	/S/ JOHN A. ALLISON, IV
John A. Allison, IV Chairman and Chief Executive Officer

CERTIFICATIONS

I, Scott E. Reed, certify that:

1     I have reviewed this annual report on Form 10-K of BB&T Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

By:	/S/ SCOTT E. REED
Scott E. Reed Senior Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location

2(a)	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(b)	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(c)	Agreement and Plan of Reorganization dated as of November 1, 1996 between the Registrant and United Carolina Bancshares Corporation, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

2(d)	Agreement of Plan of Reorganization dated as of October 29, 1997 between the Registrant and Life Bancorp, Inc.	Incorporated herein by reference to Registration No. 33-44183.

2(e)	Agreement and Plan of Reorganization dated as of February 6, 2000 between the Registrant and One Valley Bancorp, Inc.	Incorporated herein by reference to Exhibit 99.1 filed in the Current Report on Form 8-K, dated February 9, 2000.

3(a)(i)	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

3(a)(ii)	Articles of Amendment of Articles of Incorporation.	Incorporated herein by reference to Exhibit 3(a)(ii) filed in the Annual Report on Form 10-K, filed March 18, 1998.

3(b)(i)	Bylaws of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(b) filed in the Annual Report on Form 10-K, filed March 18, 1998.

3(b)(ii)	Articles of Amendment of the Bylaws of the Registrant.	Incorporated herein by reference to Exhibit 3(b)(ii) filed in the Quarterly Report on Form 10-Q, filed May 13, 2002.

4(a)	Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant related to Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

4(b)	Rights Agreement dated as of December 17, 1996 between the Registrant and Branch Banking and Trust Company, Rights Agent.	Incorporated herein by reference to Exhibit 1 filed under Form 8-A, filed January 10, 1997.

4(c)	Subordinated Indenture (including Form of Subordinated Debt Security) between the Registrant and State Street Bank and Trust Company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Registration No. 333-02899.

4(d)	Senior Indenture (including Form of Senior Debt Security) between the Registrant and State Street Bank and Trust company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Registration No. 333-02899.

10(a)*	Death Benefit Only Plan, Dated April 23, 1990, by and between Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration No. 33-33984.

Exhibit No.	Description	Location

10(b)*	BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K, filed March 17, 1997.

10(c)*	BB&T Corporation 1994 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Registration No. 33-57865.

10(d)*	Settlement and Non-Compete Agreement, dated February 28, 1995, by and between the Registrant and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration No. 33-56437.

10(e)*

Settlement Agreement, Waiver and General Release dated September 19, 1994, by and between the Registrant, Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and Gary E. Carlton.

Incorporated herein by reference to Registration No. 33-56437.

10(f)	BB&T Corporation 401(k) Savings Plan (restated effective January 1, 2000, and subsequently amended).	Incorporated herein by reference to Exhibit 10(f) filed in the Annual Report on Form 10-K, filed March 16, 2001.

10(g)*	BB&T Corporation 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10(g) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10(h)*	Branch Banking and Trust Company Long-Term Incentive Plan.	Incorporated by reference to the identified exhibit under the Quarterly Report on Form 10-Q, filed May 14, 1991.

10(i)*	Branch Banking and Trust Company Executive Incentive Compensation Plan.	Incorporated by reference to the identified exhibit under the Annual Report on Form 10-K, filed February 22, 1985.

10(j)*	Southern National Deferred Compensation Plan for Key Executives.	Incorporated herein by reference to Exhibit 10(j) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10(k)*	BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10(k) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10(l)*	BB&T Corporation Supplemental Executive Retirement Plan.	Incorporated herein by reference to Exhibit 10(l) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10(m)*	Settlement and Noncompetition Agreement, dated July 1, 1997, by and between the Registrant and E. Rhone Sasser.	Incorporated herein by reference to Exhibit 10(m) filed in the Annual Report on Form 10-K, filed March 18, 1998.

10(n)*	BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees (amended and restated effective November 1, 2001).	Incorporated herein by Reference to Exhibit 10(n) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10(o)	Scott & Stringfellow, Inc. Executive and Employee Retention Plan.	Incorporated herein by reference to Registration No. 333-81471.

10(p)*	BB&T Corporation Non-Qualified Defined Contribution Plan (amended and restated November 1, 2001).	Incorporated herein by reference to Exhibit 10(p) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10(q)*	BB&T Corporation Amended and Restated 1996 Short-term Incentive Plan.	Incorporated herein by reference to Exhibit 10(q) of the Annual Report on Form 10-K, filed on March 16, 2001.

Exhibit No.	Description	Location

10(r)*	Amendment to 1995 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Registration No. 333-36540.

10(s)*	Employment Agreement, dated February 6, 2000, by and between the Registrant and J. Holmes Morrison.	Incorporated herein by reference to Exhibit 10(s) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(t)	BB&T Corporation Pension Plan (restated effective January 1, 2000, and subsequently amended).	Incorporated herein by reference to Exhibit 10(t) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(u)*	Amendment to BB&T Corporation Nonqualified Defined Contribution Plan.	Incorporated herein by reference to Exhibit 10(u) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(v)*	BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan (amended and restated effective November 1, 2001).	Incorporated herein by reference to Exhibit 10(v) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10(w)*	Amendment to the BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees.	Incorporated herein by reference to Exhibit 10(w) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(x)*	BB&T Corporation Non-Qualified Deferred Compensation Trust (amended and restated effective November 1, 2001).	Incorporated herein by reference to Exhibit 10(x) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10(y)*	2001 Declaration of Amendment to BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan	Incorporated herein by reference to Exhibit 10(y) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10(z)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and John A. Allison IV	Incorporated by reference to Exhibit 10 (z) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(aa)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and W. Kendall Chalk	Incorporated by reference to Exhibit 10 (aa) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(ab)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Robert E. Greene	Incorporated by reference to Exhibit 10 (ab) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(ac)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Sherry A. Kellett	Incorporated by reference to Exhibit 10 (ac) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(ad)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Kelly S. King	Incorporated by reference to Exhibit 10 (ad) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(ae)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Scott E. Reed	Incorporated by reference to Exhibit 10 (ae) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(af)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Henry G. Williamson, Jr.	Incorporated by reference to Exhibit 10 (af) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(ag)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and C. Leon Wilson, III	Incorporated by reference to Exhibit 10 (ag) in the Quarterly Report on Form 10-Q filed May 13, 2002.

Exhibit No.	Description	Location

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note 19.

21	Subsidiaries of the Registrant	Filed herewith.

22	Proxy Statement for the 2003 Annual Meeting of Shareholders.	Future filing incorporated by reference pursuant to General Instruction G(3).

23(a)	Consent of PricewaterhouseCoopers LLP	Filed herewith.

23(b)	Consent of Arthur Andersen LLP	Filed herewith.

23(c)	Opinion of PricewaterhouseCoopers LLP	Filed herewith.

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.3	Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP	Filed herewith.

*	Management compensatory plan or arrangement.