Form 10-Q
period 2003-03-31
BB&T CORP
filed 2003-05-15
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2003

Commission file number: 1-10853

BB&T CORPORATION
(exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street	27101
Winston-Salem, North Carolina	(Zip Code)
(Address of Principal Executive Offices)

(336) 733-2000
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]   No  [__]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  [ X ]   No  [__]

At April 30, 2003, 471,289,163 shares of the registrant's common stock, $5 par value, were outstanding.

This Form 10-Q has 52 pages. The Exhibit Index begins on page 42.

BB&T CORPORATION

FORM 10-Q

March 31, 2003

BB&T Corporation          Page 1          First Quarter 2003 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (Dollars in thousands, except per share data)

	March 31,	December 31,
	2003	2002

Assets
Cash and due from banks	$1,931,702	$1,929,650
Interest-bearing deposits with banks	172,494	148,122
Federal funds sold and securities purchased under resale agreements or
similar arrangements	262,572	294,448
Trading securities at fair value	172,789	148,488
Securities available for sale at fair value	16,721,662	17,599,477
Securities held to maturity (approximate fair values of $57,490 at
March 31, 2003, and $55,512 at December 31, 2002)	57,489	55,523
Loans held for sale	2,090,022	2,377,707
Loans and leases, net of unearned income	51,686,865	51,140,306
Allowance for loan and lease losses	(716,276)	(723,685)

Loans and leases, net	50,970,589	50,416,621

Premises and equipment, net of accumulated depreciation	1,071,721	1,072,101
Goodwill	1,737,617	1,723,379
Other assets	4,459,233	4,451,300

Total assets	$79,647,890	$80,216,816

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$8,614,360	$7,864,338
Savings and interest checking	3,076,491	3,071,551
Money rate savings	16,388,917	17,188,942
Certificates of deposit and other time deposits	23,161,261	23,155,185

Total deposits	51,241,029	51,280,016

Short-term borrowed funds	4,229,003	5,396,959
Long-term debt	13,565,934	13,587,841
Accounts payable and other liabilities	3,050,846	2,564,086

Total liabilities	72,086,812	72,828,902

Shareholders' equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or
outstanding at March 31, 2003 or at December 31, 2002	--	--
Common stock, $5 par, 1,000,000,000 shares authorized;
471,218,625 issued and outstanding at March 31, 2003, and
470,452,260 issued and outstanding at December 31, 2002	2,356,093	2,352,261
Additional paid-in capital	792,958	793,123
Retained earnings	4,103,670	3,912,320
Unvested restricted stock	(447)	(499)
Accumulated other comprehensive income, net of deferred income
taxes of $193,095 at March 31, 2003, and $208,008 at December 31, 2002	308,804	330,709

Total shareholders' equity	7,561,078	7,387,914

Total liabilities and shareholders' equity	$79,647,890	$80,216,816

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 2          First Quarter 2003 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,

	2003	2002

Interest Income
Interest and fees on loans and leases	$846,671	$831,445
Interest and dividends on securities	206,408	247,689
Interest on short-term investments	1,801	2,493

Total interest income	1,054,880	1,081,627

Interest Expense
Interest on deposits	207,624	259,602
Interest on short-term borrowed funds	13,664	26,449
Interest on long-term debt	141,414	148,310

Total interest expense	362,702	434,361

Net Interest Income	692,178	647,266
Provision for loan and lease losses	63,000	56,500

Net Interest Income After Provision for Loan and Lease Losses	629,178	590,766

Noninterest Income
Service charges on deposit accounts	96,778	90,162
Mortgage banking income	59,972	33,387
Trust income	26,009	23,128
Investment banking and brokerage fees and commissions	51,909	52,893
Insurance commissions	88,658	67,368
Bankcard fees and merchant discounts	16,720	14,237
Other nondeposit fees and commissions	39,552	29,885
Securities gains, net	34,234	13,407
Other income	31,089	33,084

Total noninterest income	444,921	357,551

Noninterest Expense
Personnel expense	352,701	304,893
Occupancy and equipment expense	87,727	83,451
Amortization of intangibles	6,754	4,351
Professional services	16,046	14,424
Merger-related and restructuring charges	4,729	14,619
Other expense	136,131	109,397

Total noninterest expense	604,088	531,135

Earnings
Income before income taxes and cumulative effect of
change in accounting principle	470,011	417,182
Provision for income taxes	142,263	117,317

Income before cumulative effect of change in accounting principle	327,748	299,865
Cumulative effect of change in accounting principle	--	9,780

Net income	$327,748	$309,645

Per Common Share
Basic Earnings:
Income before cumulative effect of change in accounting principle	$.70	$.65
Cumulative effect of change in accounting principle	--	.02

Net income	$.70	$.67

Diluted Earnings:
Income before cumulative effect of change in accounting principle	$.69	$.64
Cumulative effect of change in accounting principle	--	.02

Net income	$.69	$.66

Cash dividends paid	$.29	$.26

Weighted Average Shares Outstanding
Basic	470,529,359	462,902,144

Diluted	474,348,203	468,604,312

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 3          First Quarter 2003 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
(Dollars in thousands)

					Accumulated
	Shares of		Additional	Retained	Other	Total
	Common	Common	Paid-In	Earnings	Comprehensive	Shareholders'
	Stock	Stock	Capital	and Other*	Income	Equity

Balance, December 31, 2001	455,682,560	$2,278,413	$418,565	$3,145,832	$307,399	$6,150,209
Add (Deduct)
Comprehensive income:
Net income	--	--	--	309,645	--	309,645
Unrealized holding gains (losses) arising during
the period	--	--	--	--	(118,993)	(118,993)
Less: reclassification adjustment, net of tax
of $4,692	--	--	--	--	8,715	8,715

Net unrealized gains (losses) on securities	--	--	--	--	(127,708)	(127,708)
Unrecognized loss on cash flow hedge, net of
tax of $5,559	--	--	--	--	(8,522)	(8,522)

Total comprehensive income	--	--	--	309,645	(136,230)	173,415

Common stock issued:	--
Stock issued in purchase acquisitions	24,035,704	120,179	706,860	--	--	827,039
Stock options exercised and other benefits	1,477,410	7,386	18,393	--	--	25,779
Cash dividends declared on common stock	--	--	--	(123,960)	--	(123,960)
Other, net	--	--	2,060	876	--	2,936

Balance, March 31, 2002	481,195,674	$2,405,978	$1,145,878	$3,332,393	$171,169	$7,055,418

Balance, December 31, 2002	470,452,260	$2,352,261	$793,123	$3,911,821	$330,709	$7,387,914
Add (Deduct)
Comprehensive income:
Net income	--	--	--	327,748	--	327,748
Unrealized holding gains (losses) arising during
the period	--	--	--	--	(27,957)	(27,957)
Less: reclassification adjustment, net of tax
of $13,351	--	--	--	--	20,883	20,883

Net unrealized gains (losses) on securities	--	--	--	--	(48,840)	(48,840)
Unrecognized gain on cash flow hedge, net of
tax of $17,576	--	--	--	--	26,935	26,935

Total comprehensive income	--	--	--	327,748	(21,905)	305,843

Common stock issued:
Stock issued in purchase acquisitions	1,582,968	7,915	45,596	--	--	53,511
Stock options exercised and other benefits	775,197	3,876	8,296	--	--	12,172
Redemption of common stock	(1,591,800)	(7,959)	(57,504)	--	--	(65,463)
Cash dividends declared on common stock	--	--	--	(136,398)	--	(136,398)
Other, net	--	--	3,447	52	--	3,499

Balance, March 31, 2003	471,218,625	$2,356,093	$792,958	$4,103,223	$308,804	$7,561,078

*    Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 4          First Quarter 2003 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2003	2002

Cash Flows From Operating Activities:
Net income	$327,748	$309,645
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	63,000	56,500
Depreciation of premises and equipment	35,917	33,542
Amortization of intangibles	6,754	4,351
Adjustment/accretion of negative goodwill	--	(9,780)
Amortization of unearned stock compensation	52	876
Discount accretion and premium amortization on securities, net	5,221	(1,605)
Net decrease (increase) in trading account securities	(24,301)	(46,301)
Loss (gain) on sales of securities, net	(34,234)	(13,407)
Loss (gain) on sales of loans held for sale	(76,274)	(24,386)
Loss (gain) on disposals of premises and equipment, net	337	(4,943)
Proceeds from sales of loans held for sale	4,463,247	2,513,788
Purchases of loans held for sale	(726,519)	(446,395)
Origination of loans held for sale, net of principal collected	(3,372,769)	(1,469,508)
Tax benefit from exercise of stock options	3,447	2,060
Decrease (increase) in:
Accrued interest receivable	33,760	2,329
Other assets	71,460	(28,352)
Increase (decrease) in:
Accrued interest payable	9,445	406
Accounts payable and other liabilities	496,118	122,441
Other, net	2,395	(9,358)

Net cash provided by (used in) operating activities	1,284,804	991,903

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	2,708,239	478,908
Proceeds from maturities, calls and paydowns of securities available for sale	2,463,341	659,694
Purchases of securities available for sale	(4,223,774)	(1,653,829)
Purchases of securities held to maturity	(1,966)	(3,693)
Leases made to customers	(24,420)	(32,046)
Principal collected on leases	34,998	28,926
Loan originations, net of principal collected	(295,404)	(213,298)
Purchases of loans	(29,516)	(87,368)
Net cash acquired in business combinations accounted for under the purchase method	6,444	610,520
Purchases and originations of mortgage servicing rights	(73,799)	(54,237)
Proceeds from disposals of premises and equipment	17,775	31,958
Purchases of premises and equipment	(54,465)	(53,000)
Proceeds from sales of foreclosed property	10,089	9,821
Proceeds from sales of other real estate held for development or sale	6,725	563

Net cash provided by (used in) investing activities	544,267	(277,081)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(339,292)	534,740
Net increase (decrease) in short-term borrowed funds	(1,282,487)	(1,308,612)
Proceeds from issuance of long-term debt	700	18,561
Repayment of long-term debt	(24,607)	(295,546)
Net proceeds from common stock issued	12,172	26,267
Redemption of common stock	(65,463)	--
Cash dividends paid on common stock	(135,546)	(118,296)

Net cash provided by (used in) financing activities	(1,834,523)	(1,142,886)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,452)	(428,064)
Cash and Cash Equivalents at Beginning of Period	2,372,220	2,232,226

Cash and Cash Equivalents at End of Period	$2,366,768	$1,804,162

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$353,257	$428,895
Income taxes	(2,383)	1,093
Noncash financing and investing activities:
Transfer of loans to foreclosed property	18,565	17,405
Transfer of fixed assets to other real estate owned	1,795	--
Transfer of other real estate owned to fixed assets	33	--
Common stock issued in purchase accounting transactions	53,511	827,039

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation          Page 5          First Quarter 2003 10-Q

BB&T CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

A. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”) as of March 31, 2003, and December 31, 2002; the consolidated statements of income for the three months ended March 31, 2003 and 2002; the consolidated statements of changes in shareholders’ equity for the three months ended March 31, 2003 and 2002; and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature.

          The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T’s 2002 Annual Report on Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2002 financial statements were reclassified to conform to the 2003 financial statement presentation. These reclassifications have no material effect on the Company’s reported consolidated financial position or results of operations.

          The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority-owned by BB&T and over which BB&T exercises control. In consolidation, all significant intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in transactions accounted for as purchases are included only from the dates of acquisition. All majority-owned subsidiaries are consolidated unless control is temporary or does not rest with BB&T. At March 31, 2003, there were no majority-owned subsidiaries that were not consolidated.

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

BB&T Corporation          Page 6          First Quarter 2003 10-Q

B. Nature of Operations

          BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its commercial banking subsidiaries, which have branches in North Carolina, South Carolina, Virginia, Maryland, West Virginia, Kentucky, Tennessee, Georgia, Florida, Alabama, Indiana and Washington, D.C. BB&T’s principal banking subsidiaries, Branch Banking and Trust Company (“Branch Bank”), Branch Banking and Trust Company of South Carolina (“BB&T-SC”) and Branch Banking and Trust Company of Virginia (“BB&T-VA”), provide a wide range of banking services to individuals and businesses. BB&T’s subsidiary banks offer a variety of loans to businesses and consumers, including an array of mortgage loan products. BB&T’s loans are primarily to individuals residing in the market areas described above or to businesses that are located in this geographic area. BB&T’s banking subsidiaries also market a wide range of deposit services to individuals and businesses. BB&T’s commercial banking units or their subsidiaries offer lease financing to businesses and municipal governments; discount brokerage services and sales of annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis; insurance premium financing; arranging permanent financing for commercial real estate and providing loan servicing for third-party investors; direct consumer finance loans to individuals; and asset management. Direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage and capital markets services.

C. New Accounting Pronouncements

          In May 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002". This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. BB&T adopted the provisions of this Statement effective January 1, 2003. This implementation did not initially have a material impact on either BB&T’s consolidated financial position or consolidated results of operations, and management does not expect any such impact in the future.

BB&T Corporation          Page 7          First Quarter 2003 10-Q

          In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This Statement nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. BB&T adopted the provisions of this Statement effective January 1, 2003. The initial adoption of the statement did not materially affect BB&T, and management does not currently anticipate that the provisions of this Statement will have a materially adverse impact on either BB&T’s consolidated financial position or consolidated results of operations in the future although its provisions will affect the timing of the recognition of certain merger-related costs.

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

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on BB&T’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

BB&T Corporation          Page 8          First Quarter 2003 10-Q

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of the Interpretation are effective and were adopted by BB&T as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. Please refer to Note H. herein for disclosures with respect to BB&T’s guarantees. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect BB&T, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either BB&T’s consolidated financial position or consolidated results of operations in the future.

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligation to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. BB&T’s management is currently assessing the impact that the Interpretation will have on BB&T’s consolidated financial position and consolidated results of operations. In particular, BB&T is a limited partner in low income housing developments throughout its market area, which are not included in BB&T’s consolidated financial statements. Based on an initial assessment, management believes BB&T may be required to consolidate a portion of these investments effective July 1, 2003 to comply with Interpretation No. 46. As of March 31, 2003, BB&T’s current investment in such partnerships was $14.5 million and its future funding commitments total $189.7 million.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of the statement, with certain exceptions, are required to be applied prospectively. Management does not believe that the implementation of the statement will have a material affect on BB&T consolidated financial position or consolidated results of operations.

D. Mergers and Acquisitions

          The following table presents summary information with respect to significant mergers and acquisitions of financial institutions and other significant financial services companies completed by BB&T Corporation during 2002 and thus far during 2003:

BB&T Corporation          Page 9          First Quarter 2003 10-Q

Summary of Completed Mergers and Acquisitions

BB&T Common
					Total	Shares Issued
Date of			Total	Intangibles	Purchase	to Complete
Acquisition	Acquired Company	Headquarters	Assets	Recorded	Price	Transaction

March 14, 2003	Equitable Bank	Wheaton, Md.	$446.9 million	$30.3 million	$53.8 million	1.5 million

September 13, 2002	Regional Financial Corp.	Tallahassee, Fla.	$1.5 billion	$240.2 million	$276.3 million	7.3 million
March 20, 2002	Area Bancshares Corporation	Owensboro, Ky.	2.6 billion	264.9 million	446.2 million	13.2 million
March 8, 2002	MidAmerica Bancorp	Louisville, Ky.	1.8 billion	221.1 million	378.5 million (1)	8.2 million
January 1, 2002	Cooney, Rikard & Curtin, Inc.	Birmingham, Al.	110.5 million	102.1 million	85.8 million	2.5 million

(1) Includes cash totaling $94.9 million.

          The intangibles in the above table include $2.3 million and $89.5 million of core deposit and other identified intangibles for the 2003 and 2002 acquisitions, respectively, which are being amortized over seven years. The table above does not include mergers and acquisitions made by any acquired company prior to their acquisition by BB&T.

Insurance and Other Non-Bank Acquisitions

          In addition to the transactions summarized in the table above, during the three months ended March 31, 2003, BB&T acquired one insurance agency that was accounted for as a purchase. In conjunction with this transaction, BB&T issued approximately 43 thousand shares of common stock, recording approximately $2.8 million in goodwill and intangible assets. The total purchase price of the insurance agency was approximately $1.6 million. BB&T acquired eight insurance agencies during 2002, which were accounted for as purchases. In conjunction with these transactions, BB&T issued approximately 1.7 million shares of common stock and paid $1.9 million in cash, recording $43.7 million in goodwill and $30.4 million of other intangible assets with an average life of 10 years.

          On April 1, 2003, BB&T acquired Southeastern Fidelity Corporation (“SEFCO”) of Tallahassee, Florida. SEFCO provides insurance premium financing for consumers and businesses in Florida, Georgia, North Carolina and Virginia.

          The acquisitions described above do not exceed the disclosure thresholds prescribed by the pro forma disclosure requirements of SFAS No. 141. BB&T typically provides an allocation period to identify and quantify the fair value of the assets acquired and liabilities assumed in business combinations accounted for as purchases. Management currently does not anticipate any material adjustments to the assigned values of the assets and liabilities of acquired companies.

BB&T Corporation          Page 10          First Quarter 2003 10-Q

Pending Mergers and Acquisitions

          On January 21, 2003, BB&T announced plans to acquire First Virginia Banks Inc. (“First Virginia”), a bank holding company headquartered in Falls Church, Virginia. First Virginia is the parent company of eight community banks and operated 364 branches in Virginia, Maryland and Northeast Tennessee at the time of the announcement. At March 31, 2003, First Virginia had $11.2 billion in assets, including $6.3 billion in loans and $3.9 billion in investment securities, and total deposits of $9.3 billion. Shareholders of First Virginia will receive 1.26 BB&T shares in exchange for each share of First Virginia. The merger, which is subject to regulatory and shareholder approval, is expected to be completed by the third quarter of 2003.

E. Calculation of Earnings Per Common Share

          BB&T’s basic and diluted earnings per common share amounts were calculated as follows:

BB&T Corporation          Page 11          First Quarter 2003 10-Q

BB&T CORPORATION AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
For the Periods as Indicated

	For the Three Months
	Ended March 31,

	2003	2002

	(Dollars in thousands,
	except per share data)
Basic Earnings Per Share:
Weighted average number of common shares outstanding during the period	470,529,359	462,902,144

Income before cumulative effect of change in accounting principle	$327,748	$299,865
Cumulative effect of change in accounting principle	--	9,780

Net income	$327,748	$309,645

Basic earnings per share
Income before cumulative effect of change in accounting principle	$.70	$.65
Cumulative effect of change in accounting principle	--	.02

Net income	$.70	$.67

Diluted Earnings Per Share:
Weighted average number of common shares	470,529,359	462,902,144
Add:
Dilutive effect of outstanding options (as determined by application of
treasury stock method)	3,818,844	5,702,168

Weighted average number of common shares, as adjusted	474,348,203	468,604,312

Income before cumulative effect of change in accounting principle	$327,748	$299,865
Cumulative effect of change in accounting principle	--	9,780

Net income	$327,748	$309,645

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$.69	$.64
Cumulative effect of change in accounting principle	--	.02

Net income	$.69	$.66

F. Segment Disclosures

          BB&T’s operations are divided into seven reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Agency Insurance, Specialized Lending, Investment Banking and Brokerage, and Treasury. These operating segments have been identified based primarily on BB&T’s existing organizational structure. The segments require unique technology and marketing strategies and offer different products and services. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of the business segments that report to them.

BB&T Corporation          Page 12          First Quarter 2003 10-Q

          BB&T’s strategies for revenue growth are focused on developing and expanding client relationships through quality service delivery and an effective sales culture. The segment results presented herein are based on internal management accounting policies that are designed to measure segment performance in relation to these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Therefore, the performance of the individual segments is not comparable with BB&T’s consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not necessarily indicative of the segments’ financial performance if they operated as independent entities.

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2002, for a description of internal accounting policies and the basis of segmentation, including a description of the segments (other than the Specialized Lending segment described below) presented in the accompanying tables.

          During the current quarter, management began disclosing Specialized Lending as a separate segment. BB&T’s Specialized Lending segment consists of seven wholly-owned subsidiaries that primarily provide specialty finance alternatives to both consumers and businesses that include: commercial factoring services, dealer-based financing of small ticket equipment for both small businesses and consumers, commercial fleet vehicle and equipment leasing, direct consumer finance, insurance premium finance, nonconforming mortgage lending, indirect sub-prime auto finance, and full service commercial mortgage banking. Bank clients as well as non-bank clients within and outside BB&T’s primary geographic market area are served by these companies. The Banking Network receives credit for referrals to these companies with the corresponding charge retained in the Corporate Office. These revenues and expenses are reflected in the accompanying tables as intersegment noninterest income and expense.

          The following tables disclose selected financial information for BB&T’s reportable business segments for the periods as indicated:

BB&T Corporation          Page 13          First Quarter 2003 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended March 31, 2003 and 2002

	Banking Network		Mortgage Banking		Trust Services		Agency Insurance		Specialized Lending

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

	(Dollars in thousands)

Net interest income (expense)	$397,287	$345,124	$168,107	$155,277	$(3,867)	$(4,981)	$456	$363	$50,656	$41,926
Net intersegment interest income (expense)	173,859	148,668	(67,670)	(99,780)	11,868	11,196	--	--	--	--

Net interest income	571,146	493,792	100,437	55,497	8,001	6,215	456	363	50,656	41,926

Provision for loan and lease losses	53,982	50,295	921	776	--	--	--	--	19,394	16,250
Noninterest income	219,094	129,285	58,277	31,437	27,344	25,098	82,492	61,358	11,635	12,137
Intersegment noninterest income	107,305	68,114	--	--	--	--	--	--	--	--
Noninterest expense	280,675	237,525	13,283	10,644	22,660	18,752	68,209	51,491	26,732	24,946
Intersegment noninterest expense	120,626	136,541	2,947	7,434	1,953	2,112	3,732	3,208	2,242	2,965

Income before income taxes	442,262	266,830	141,563	68,080	10,732	10,449	11,007	7,022	13,923	9,902
Income tax provision (benefit)	122,175	75,848	43,720	19,308	3,286	2,836	4,760	2,859	4,958	3,658

Net income (loss)	$320,087	$190,982	$97,843	$48,772	$7,446	$7,613	$6,247	$4,163	$8,965	$6,244

Identifiable segment assets	$48,517,485	$40,902,046	$10,443,670	$8,904,003	$82,973	$77,022	$561,575	$473,940	$1,839,273	$1,573,110

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Total Segments

	2003	2002	2003	2002	2003	2002	2003	2002

Net interest income (expense)	$1,381	$1,888	$45,537	$52,677	$38,897	$43,077	$698,454	$635,351
Net intersegment interest income (expense)	--	--	2,365	6,403	--	--	120,422	66,487

Net interest income	1,381	1,888	47,902	59,080	38,897	43,077	818,876	701,838

Provision for loan and lease losses	--	--	39	35	8,300	6,146	82,636	73,502
Noninterest income	54,061	53,977	52,037	27,082	21,068	30,243	526,008	370,617
Intersegment noninterest income	--	--	--	--	--	--	107,305	68,114
Noninterest expense	47,468	47,445	3,889	3,482	9,548	7,532	472,464	401,817
Intersegment noninterest expense	3,382	3,695	246	423	3,424	2,868	138,552	159,246

Income before income taxes	4,592	4,725	95,765	82,222	38,693	56,774	758,537	506,004
Income tax provision (benefit)	1,825	1,792	23,493	22,394	11,105	11,931	215,322	140,626

Net income (loss)	$2,767	$2,933	$72,272	$59,828	$27,588	$44,843	$543,215	$365,378

Identifiable segment assets	$832,012	$775,406	$19,632,968	$18,421,415	$5,882,171	$6,090,146	$87,792,127	$77,217,088

          (1)      Includes financial data from subsidiaries below the quantitative thresholds requiring disclosure.

BB&T Corporation          Page 14          First Quarter 2003 10-Q

          The following table presents a reconciliation of total segment results to consolidated results:

	For the Three Months Ended
	March 31,
	2003	2002

Net Interest Income
Net interest income from segments	$818,876	$701,838
Other net interest income (expense) (1)	83,612	(119,569)
Elimination of net intersegment interest income (2)	(210,310)	64,997

Consolidated net interest income	$692,178	$647,266

Net income
Net income from segments	$543,215	$365,378
Other net income (loss) (1)	71,300	140,111
Elimination of intersegment net income (2)	(286,767)	(195,844)

Consolidated net income	$327,748	$309,645

	March 31,	March 31,
	2003	2002

Total Assets
Total assets from segments	$87,792,127	$77,217,088
Other assets (1)	16,651,300	16,898,539
Elimination of intersegment assets (2)	(24,795,537)	(19,165,907)

Consolidated total assets	$79,647,890	$74,949,720

(1)	Other net interest income (expense), other net income (loss) and other assets include amounts associated with BB&T’s support functions not allocated to the various reportable segments.

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

BB&T Corporation          Page 15          First Quarter 2003 10-Q

G. Stock-Based Compensation

          BB&T maintains various stock-based compensation plans. These plans provide for the granting of stock options to BB&T’s employees and directors. All of BB&T’s stock-based compensation plans have been presented to and approved by BB&T’s shareholders. BB&T accounts for its stock option plans based on the intrinsic value method set forth in APB Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized for any of the periods presented, except with respect to restricted stock plans as disclosed in the accompanying table. The following table presents BB&T’s net income, basic and diluted earnings per share as reported and pro forma net income and pro forma earnings per share assuming compensation cost for BB&T’s stock options plans had been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation”:

	For the Three Months Ended
	March 31,

	2003	2002

	(Dollars in thousands, except per
	share data)
Net income:
Net income as reported	$327,748	$309,645
Add: Stock-based compensation expense
included in reported net income, net of tax	154	526
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(9,664)	(9,485)

Pro forma net income	$318,238	$300,686

Basic EPS:
As reported	$0.70	$0.67
Pro Forma	0.68	0.65
Diluted EPS:
As reported	0.69	0.66
Pro Forma	0.67	0.64

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 3.0% in 2003 and 2002; expected volatility of 27% in 2003 and 2002; risk free interest rates of 3.6% for 2003 and 4.7% for 2002; and expected lives of 6.0 years for both 2003 and 2002.

          Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

BB&T Corporation          Page 16          First Quarter 2003 10-Q

H. Off-Balance Sheet Arrangements and Guarantees

          BB&T’s off-balance sheet arrangements include certain investments in low-income housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities, and recognizes tax credits related to these investments. At March 31, 2003, and December 31, 2002, BB&T’s investments in such projects totaled $14.5 million and $14.2 million, respectively. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary banks may provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund low income housing investments totaled $189.7 million and $166.5 million at March 31, 2003 and 2002, respectively.

Guarantees

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in issuing these guarantees is essentially the same as that involved in extending loans to clients and as such, is collateralized when necessary. As of March 31, 2003, BB&T had issued $1.2 billion in such guarantees predominately for terms of one year or less. Of these commitments, $323 million have been issued or renewed since December 31, 2002, and, in accordance with FIN 45, BB&T recognized an insignificant liability on the balance sheet relating to these commitments.

          In the ordinary course of business, BB&T enters into indemnification agreements for legal proceedings against its directors and officers and those of acquired entities. BB&T also issues standard representation warranties in underwriting agreements, mergers and acquisition agreements, loan sales, brokerage activities and other, similar arrangements. Counterparties in many of these indemnifications provide similar indemnifications or representation warranties to BB&T. Although these agreements often do not specify limitations, BB&T has not been required to act on the guarantees and does not believe that any payments pursuant to them would materially change the results of operations as contained herein.

          Merger and acquisition agreements of businesses other than financial institutions occasionally include additional incentives to the acquired entities to offset the loss of future cash flows previously received through ownership positions. Typically, these incentives are based on the acquired entity’s contribution to BB&T’s earnings compared to agreed-upon amounts. When offered, these incentives are issued for terms of three to eight years. In the aggregate, the maximum potential contingent consideration included in these agreements is $15.9 million over the next five years.

BB&T Corporation          Page 17          First Quarter 2003 10-Q

I. Goodwill and Other Intangibles

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the three months ended March 31, 2003, and the year ended December 31, 2002, are as follows:

Goodwill Activity by Operating Segment
(Dollars in thousands)

					Investment
	Banking	Mortgage	Trust	Agency	Banking and	Specialized	All Other
	Network	Banking	Services	Insurance	Brokerage	Lending	Segments	Total

Balance, January 1, 2002	$645,434	$1,021	$13,105	$121,723	$70,594	$27,974	$52	$879,903
Acquired goodwill	713,938	6,438	14,225	106,000	311	--	2,564	843,476

Balance, December 31, 2002	1,359,372	7,459	27,330	227,723	70,905	27,974	2,616	1,723,379
Acquired goodwill	10,687	--	--	2,000	--	1,551	--	14,238

Balance, March 31, 2003	$1,370,059	$7,459	$27,330	$229,723	$70,905	$29,525	$2,616	$1,737,617

          The following table presents the gross carrying amounts and accumulated amortization for BB&T’s intangible assets subject to amortization at the dates presented:

Acquired Intangible Assets
(Dollars in thousands)

	As of March 31, 2003		As of December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizing intangible assets
Core deposit intangibles	$102,151	$(45,831)	$99,893	$(41,601)
Other (1)	102,665	(12,840)	100,853	(10,321)

Totals	$204,816	$(58,671)	$200,746	$(51,922)

(1) Other amortizing intangibles are primarily composed of customer relationship intangibles.

          During the quarters ended March 31, 2003 and 2002, BB&T incurred $6.8 million and $4.4 million, respectively, in pretax amortization expenses associated with core deposit intangibles and other intangible assets.

          The following table presents estimated amortization expense for each of the next five years:

Back to Index

BB&T Corporation          Page 18          First Quarter 2003 10-Q

Estimated Amortization Expense
(Dollars in thousands)

For the Year Ended December 31:
2003	$27,024
2004	23,455
2005	21,222
2006	19,369
2007	15,738

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results ofOperations

Forward-Looking Statements

          This report contains forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve certain risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce net interest margins and/or the values of loans made or held as well as the value of other financial assets held; (3) general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit or other services; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged; (5) costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected; (6) expected cost savings associated with pending or recently completed mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following pending or recently completed mergers may be greater than expected; (8) competitors of BB&T may have greater financial resources and develop products that enable such competitors to compete more successfully than BB&T; and (9) adverse changes may occur in the securities markets.

BB&T Corporation          Page 19          First Quarter 2003 10-Q

Critical Accounting Policies

          The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses, valuation of mortgage servicing rights, mergers and acquisitions, and income taxes. BB&T’s accounting policies are fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies are discussed in detail in BB&T’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          The following is a summary of BB&T’s more significant accounting policies that are highly dependent on estimates, assumptions and judgements.

          The allowance for loan and lease losses is established and maintained at levels management deems adequate to cover probable losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration, the opinions of our regulators, and changes in the size, composition and risk assessment of the loan portfolio. Also included in management’s estimates for loan losses are considerations with respect to economic uncertainties. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business.

          BB&T has a significant mortgage loan-servicing portfolio and related mortgage servicing rights. Mortgage servicing rights represent the present value of the future servicing fees from the right to service loans in the portfolio. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of estimates, including anticipated loan principal amortization and prepayments of principal. The value of capitalized mortgage servicing rights is significantly affected by interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. BB&T amortizes mortgage servicing rights over the estimated period that servicing income is expected to be received based on projections of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted periodically based on actual results and updated projections.

BB&T Corporation          Page 20          First Quarter 2003 10-Q

          BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. Prior to 2002, BB&T’s mergers and acquisitions were accounted for using the pooling-of-interests and purchase business combination methods of accounting. Effective July 1, 2001, BB&T adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting. For purchase acquisitions, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill.

          The calculation of BB&T’s income tax provision is complex and requires the use of estimates and judgements in its determination. As part of the Company’s overall business strategy, management must consider tax laws and regulations that apply to the specific facts and circumstances under consideration. This analysis includes evaluating the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments in order to evaluate the effect they may have on the Company’s overall tax position.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

          BB&T's total assets at March 31, 2003, were $79.6 billion, a decrease of $568.9 million, or ..7%, from December 31, 2002. The asset category with the largest decrease was securities available for sale, which declined $887.8 million, or 5.0%. This decrease was partially offset by loans and leases, including loans held for sale, which increased $258.9 million, or .5%, from December 31, 2002.

          Total deposits at March 31, 2003, decreased $39.0 million, or .1%, from December 31, 2002. Short-term borrowed funds declined $1.2 billion, or 21.6%, and long-term debt decreased $21.9 million, or .2%, during the first three months of 2003. Total shareholders’ equity increased $173.2 million, or 2.3%, during the same time frame.

          The factors causing the fluctuations in the major balance sheet categories are further discussed in the following sections.

BB&T Corporation          Page 21          First Quarter 2003 10-Q

Loans and Leases

          Management emphasizes commercial lending to small and medium-sized businesses, consumer lending and mortgage lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. For the first three months of 2003, average total loans were $53.7 billion, an increase of $5.9 billion, or 12.3%, compared to the same period in 2002. Average commercial loans and leases, which increased 10.2% during the first three months of 2003, composed 54.2% of the loan and lease portfolio compared to 55.2% for the first three months of 2002. Average mortgage loans totaled $10.8 billion and composed 20.1% of the loan and lease portfolio compared to 19.1% for the first three months of 2002. Average consumer loans, which include sales finance, revolving credit and direct retail, totaled $13.8 billion, an increase of $1.5 billion, or 12.6%, compared to the same period in 2002. Consumer loans composed the remaining 25.8% of the loan and lease portfolio for both the first three months of 2003 and 2002. To improve the overall yield and profitability of the loan portfolio and to mitigate interest rate risk, BB&T may sell a portion of its conforming fixed-rate mortgage loans in the secondary market. However, due to the continued low interest rate environment and resulting high volumes of mortgage loan originations and refinance activity, the mix of the consolidated loan portfolio in the 2003 period was very similar to that of one year ago.

          The growth rates of the average loans described above were affected by loan portfolios held by companies that were acquired in purchase transactions during the last nine months of 2002 and the first three months of 2003. On September 13, 2002, loans totaling $1.2 billion were acquired through the purchase of Regional Financial Corp. (“Regional”). On March 14, 2003, loans totaling $320.5 million were acquired through the purchase of Equitable Bank (“Equitable”). Excluding the effect of purchase accounting transactions completed during 2002 and 2003, the average “internal” loan growth for the three months ended March 31, 2003, was 3.4% compared to the first quarter of 2002. By category, excluding the effects of purchase accounting transactions, average mortgage loans, including loans held for sale, increased 1.2%, average commercial loans and leases grew 2.6%, and average consumer loans increased 7.0% in the first quarter of 2003 compared to the same period of 2002. These rates are significantly less than BB&T’s historical internal rates for loan growth. The overall weak economy and poor weather conditions during the first quarter substantially reduced loan demand in BB&T’s markets.

          The annualized fully taxable equivalent ("FTE") yields on commercial, consumer and mortgage loans for the first three months of 2003 were 5.72%, 7.99%, and 6.48%, respectively, resulting in an annualized yield on the total loan portfolio of 6.46%. The FTE yields on commercial, consumer and mortgage loans for the first three months of 2002 were 6.33%, 8.79%, and 7.26%, respectively, resulting in an annualized yield on the total loan portfolio of 7.14%. This reflects a decrease of 68 basis points in the annualized yield on the total loan portfolio during the first three months of 2003 in comparison to 2002. The decrease in yield resulted from a lower average prime rate during the first quarter of 2003 compared to the same period in 2002, as well as the overall lower interest rate environment. At the beginning of 2002, after a series of interest rate reductions by the Federal Reserve during 2001, the federal funds rate was 1.75%. During the fourth quarter of 2002, the Federal Reserve further reduced the targeted federal funds rate to 1.25% where it remained during the first quarter of 2003. As a result of the Federal Reserve Board’s actions, the prime rate, which is the basis for pricing many commercial and consumer loans, averaged 4.25% in the first quarter of 2003 compared to 4.75% in the first quarter of 2002. The slower internal growth in the overall loan portfolio and the decrease in the yield of the portfolio were offset by growth from purchase acquisitions completed during 2002, which resulted in an increase of 1.6% in FTE interest income from loans and leases in the current quarter compared to the first quarter of 2002.

BB&T Corporation          Page 22          First Quarter 2003 10-Q

Securities

          Securities available for sale totaled $16.7 billion at March 31, 2003, a decrease of $877.8 million, or 5.0%, compared with December 31, 2002. Securities available for sale had net unrealized gains, net of deferred income taxes, of $280.3 million at March 31, 2003, compared to net unrealized gains, net of deferred income taxes, of $329.1 million at December 31, 2002. Securities held to maturity totaled $57.5 million, an increase of $2.0 million, or 3.5% from year-end 2002. Trading securities totaled $172.8 million, an increase of $24.3 million, or 16.4%, compared to the balance at December 31, 2002.

          Average total securities for the first three months amounted to $16.4 billion, down .3% from the average during the first three months of 2002.

          The annualized FTE yield on the average total securities portfolio for the first three months of 2003 was 5.48%, a decrease of 113 basis points from the annualized yield earned in the first three months of 2002. This decrease in yield resulted principally from the lower interest rate environment. As BB&T’s higher yielding securities matured and cash flows were received from callable bonds and prepayments of mortgage backed securities during 2002 and 2003, funds were reinvested in securities paying lower interest rates.

          The decrease in securities available for sale was the result of sales of securities with amortized costs totaling $1.5 billion and $418 million in the first quarter of 2003 and 2002, respectively, which created net gains totaling $34.2 million and $12.7 million, respectively. The gains were taken principally to economically offset increases in the valuation allowance recorded to reduce the carrying value of BB&T’s mortgage servicing rights to estimated fair value.

Other Interest Earning Assets

          Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $262.6 million at March 31, 2003, a decrease of $31.9 million, or 10.8%, compared to December 31, 2002. Interest-bearing deposits with banks increased $24.4 million, or 16.5% compared to year-end 2002. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets for the first three months of 2003 was 1.60%, a decrease of 62 basis points from the 2.22% earned on these assets during the first three months of 2002. The decrease in the yield on other interest-earning assets is principally the result of the decline in the average federal funds rate as previously discussed.

Goodwill and Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $22.2 million from December 31, 2002, to March 31, 2003. The increase resulted primarily from goodwill, which increased $14.2 million due to the acquisition of Equitable.

BB&T Corporation          Page 23          First Quarter 2003 10-Q

Deposits

          Total end of period deposits decreased $39.0 million, or .1%, from December 31, 2002 to March 31, 2003. Average deposits for the first three months of 2003 increased $5.9 billion, or 12.9%, compared to the first three months of 2002. All major deposit categories grew in the first quarter of 2003 compared to the first quarter of 2002. The categories of deposits with the highest average rates of growth were: money rate savings accounts, including investor deposit accounts, which increased $2.5 billion, or 18.3%, noninterest-bearing deposits, which increased $1.2 billion, or 18.3%, and certificates of deposit and other time deposits, which increased $2.0 billion, or 9.2%.

          The growth in average deposits during the first quarter of 2003 compared to the corresponding period of 2002 includes the effect of deposits acquired in purchase accounting transactions completed during the last nine months of 2002 and the first three months of 2003. The purchase of Equitable in the first quarter of 2003 resulted in the addition of $292.9 million in deposits. During the last nine months of 2002, the purchase of Regional added $1.1 billion in deposits. Excluding the effects of purchase accounting transactions, average deposits for the three months ended March 31, 2003, would have increased 3.8% compared to the same time period of 2002. Excluding the effects of purchase accounting, transaction account deposits increased 11.6% compared to the three months ended March 31, 2002, and core deposits increased 3.0%.

          The annualized average rate paid on total interest-bearing deposits during the first three months of 2003 was 1.92%, a decrease of 77 basis points compared to 2002. The decrease in the average rate paid resulted from the lower interest rate environment that existed during 2003 compared to 2002, which included the previously discussed 50 basis point decrease in the average federal funds rate.

Other Borrowings

          At March 31, 2003, short-term borrowed funds totaled $4.2 billion, a decrease of $1.2 billion, or 21.6%, compared to December 31, 2002. For the first quarter of 2003, average short-term borrowed funds totaled $4.0 billion, a decrease of $1.9 billion, or 32.2%, from the comparable period of 2002. The decrease in short-term borrowed funds resulted from a shift in the Company’s funding mix to funds with longer maturities. The average annualized rate paid on short-term borrowed funds was 1.36% for the first three months of 2003, a decrease of 45 basis points from the average rate of 1.81% paid in the comparable period of 2002. This decrease in the cost of short-term borrowed funds resulted from the lower interest rate environment that has existed during 2003 compared to 2002, which included a 50 basis point decrease in the average federal funds rate.

          Long-term debt consists primarily of Federal Home Loan Bank advances to BB&T’s banking subsidiaries and corporate subordinated notes. Long-term debt has been utilized for a variety of funding needs, including the repurchase of common stock. Long-term debt totaled $13.6 billion at March 31, 2003, down $21.9 million, or .2%, from the balance at December 31, 2002. For the first quarter of 2003, average long-term debt totaled $13.6 billion, an increase of $2.0 billion, or 17.4%, compared to the first quarter of 2002. The average annualized rate paid on long-term borrowed funds was 4.16% for the first three months of 2003, a decrease of 103 basis points from the average rate of 5.19% paid for the first three months of 2002.

BB&T Corporation          Page 24          First Quarter 2003 10-Q

Asset Quality

          Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $474.7 million at March 31, 2003, compared to $451.7 million at December 31, 2002. As a percentage of loans and leases plus foreclosed property, nonperforming assets were .88% at March 31, 2003, up slightly from .84% at December 31, 2002. Loans 90 days or more past due and still accruing interest totaled $93.6 million at March 31, 2003, compared to $115.0 million at year-end 2002.

          BB&T’s net charge-offs totaled $62.7 million for the first quarter and amounted to .47% of average loans and leases, on an annualized basis, compared to $56.2 million, or .48% of average loans and leases, on an annualized basis, in the corresponding period in 2002.

          While the slowdown in the economy has resulted in increases in nonperforming assets and net charge-offs, BB&T’s lending strategy, which focuses on relationship-based lending within our markets and smaller individual loan balances, continues to produce strong credit quality compared to the banking industry.

          The allowance for loan and lease losses totaled $716.3 million at March 31, 2003, compared to $723.7 million at December 31, 2002, a decrease of 1.0%. As a percentage of loans and leases outstanding, the allowance decreased slightly from 1.35% at year-end 2002 to 1.33% at March 31, 2003. Excluding loans held for sale, the allowance for loan and lease losses was 1.39% and 1.42% of loans and leases at March 31, 2003 and December 31, 2002, respectively.

          During the first quarter of 2003, BB&T transferred $9.0 million, or 1.3%, of the allowance for loan and lease losses to other liabilities. The amount transferred related to BB&T’s unfunded commitments. The transfer had no affect on consolidated results of operations.

          Asset quality statistics for the last five calendar quarters are presented in the accompanying table.

BB&T Corporation          Page 25          First Quarter 2003 10-Q

ASSET QUALITY ANALYSIS
(Dollars in thousands)

	For the Three Months Ended

	3/31/03		12/31/02		9/30/02		6/30/02		3/31/02

Allowance For Loan & Lease Losses
Beginning balance	$723,685		$723,688		$706,446		$705,905		$644,418
Allowance for acquired loans, net	1,267		(16,075)		16,861		136		61,177
Reclassification of allowance related
to unfunded commitments	(8,986)		--		--		--		--
Provision for loan and lease losses	63,000		84,700		64,000		58,500		56,500
Net charge-offs	(62,690)		(68,628)		(63,619)		(58,095)		(56,190)

Ending balance	$716,276		$723,685		$723,688		$706,446		$705,905

Risk Assets
Nonaccrual loans and leases	$392,701		$374,842		$358,823		$335,287		$354,916
Foreclosed real estate	60,110		55,448		46,378		49,009		46,687
Other foreclosed property	21,714		21,199		17,712		15,803		20,734
Restructured loans	175		175		2,358		--		--

Total nonperforming assets	$474,700		$451,664		$425,271		$400,099		$422,337

Loans 90 days or more past due
and still accruing	$93,609		$115,047		$100,147		$98,143		$100,962

Asset Quality Ratios
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases*	.73%		.70%		.68%		.66%		.71%
Total nonperforming assets as a percentage of:
Total assets	.60		.56		.54		.52		.56
Loans and leases plus foreclosed property*	.88		.84		.80		.79		.84
Net charge-offs as a percentage of
average loans and leases*	.47		.51		.49		.46		.48
Net charge-offs excluding specialized
lending as a percentage of average
loans and leases**	.35		.40		.39		.37		.37
Allowance for loan and lease losses as a
percentage of loans and leases*	1.33		1.35		1.36		1.40		1.41
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.39		1.42		1.42		1.43		1.45
Ratio of allowance for loan and lease losses to:
Annualized net charge-offs	2.82	x	2.66	x	2.87	x	3.03	x	3.10	x
Nonaccrual and restructured loans and leases	1.82		1.93		2.00		2.11		1.99

*	All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.
**	Excludes net charge-offs and average loans from BB&T's specialized lending operations.

Back to Index

BB&T Corporation          Page 26          First Quarter 2003 10-Q

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

          The majority of BB&T’s assets and liabilities are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets and inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System (“FRB”) to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the ALCO, BB&T is positioned to respond to changing needs for liquidity, changing interest rates and inflationary trends.

          Management uses Interest Sensitivity Simulation Analysis (“Simulation”) to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the current contractual agreements that BB&T has with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T’s interest sensitivity by means of a computer model that incorporates the current volumes, average rates earned and paid, and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios of projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap.

BB&T Corporation          Page 27          First Quarter 2003 10-Q

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

          The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months under the “most likely” interest rate scenario incorporated into the Interest Sensitivity Simulation computer model. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets, cash flows and maturities of derivative financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, customer preferences, and capital plans. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical
			Percentage Change in
Linear	Prime Rate		Net Interest Income
Change in	March 31,		March 31,
Prime Rate	2003	2002	2003	2002
3.00%	7.25%	7.75%	0.84%	2.29%
1.50	5.75	6.25	0.79	1.20
(1.50)	2.75	3.25	-2.99	-2.97
(3.00)	1.25	1.75	-4.02	-3.97

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

BB&T Corporation          Page 28          First Quarter 2003 10-Q

Derivative Financial Instruments

          BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, collars, financial forwards and futures contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to hedge business loans, forecasted sales of mortgage loans, federal funds purchased, long-term debt and certificates of deposit. BB&T also used derivatives to facilitate transactions on behalf of its clients.

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements and, in certain instances, collateral agreements, with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure at March 31, 2003 was not material.

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. On March 31, 2003, BB&T had derivative financial instruments outstanding with notional amounts totaling $13.2 billion. The estimated fair value of open contracts reflected net unrealized gains of $179.5 million at March 31, 2003.

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at March 31, 2003:

BB&T Corporation          Page 29          First Quarter 2003 10-Q

Derivative Financial Instruments
March 31, 2003
(Dollars in thousands)

		Average	Average	Estimated
	Notional	Receive	Pay	Fair
Type	Amount	Rate	Rate	Value
Receive fixed swaps	$4,996,737	4.41%	1.94%	$184,864
Pay fixed swaps	469,653	1.44%	4.00%	(15,572)
Caps, floors & collars	1,366,133	--	--	7,818
Foreign exchange contracts	169,069	--	--	66
Futures contracts	11,352	--	--	(151)
Interest rate lock commitments	1,230,606	--	--	21,986
Forward mortgage loan contracts	4,391,500	--	--	(17,484)
Options on contracts purchased	560,000	--	--	(2,053)

Total	$13,195,050			$179,474

Derivative Classifications and Hedging Relationships
March 31, 2003
(Dollars in thousands)

	Notional	Fair Value
	Amount	Gain	Loss
Derivatives Designated as Cash Flow Hedges:
Hedging Business Loans	3,150,000	$69,742	$--
Hedging Short-term Borrowed Funds	1,250,000	7,818	--
Derivatives Designated as Fair Value Hedges:
Hedging Business Loans	22,917	--	739
Hedging Long-term Debt	1,400,000	96,355	--
Derivatives Not Designated as Hedges	7,372,133	46,258	39,960

Total	$13,195,050	$220,173	$40,699

BB&T Corporation          Page 30          First Quarter 2003 10-Q

Contractual Obligations, Contingent Liabilities and Other Commitments

          BB&T utilizes a variety of financial instruments to meet the financial needs of its clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and financial guarantees, interest rate caps and floors written, interest rate swaps and forward and futures contracts. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2002 for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. A discussion of BB&T’s derivative financial instruments is included in the “Derivative Financial Instruments” section herein.

Back to Index

CAPITAL ADEQUACY AND RESOURCES

          The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T’s principal goals related to capital management are to provide an adequate return to shareholders while retaining a sufficient base from which to support future growth and to comply with all regulatory standards.

          Total shareholders’ equity was $7.6 billion at March 31, 2003, and $7.4 billion at December 31, 2002. BB&T’s book value per common share at March 31, 2003 was $16.05 compared to $15.70 at December 31, 2002.

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

          Tier 1 capital (common shareholders’ equity excluding unrealized gains or losses on debt securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes, plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets) is required to be at least 4% of risk-weighted assets, and total capital (the sum of Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier 1 capital.

          In addition to the risk-based capital measures described above, bank regulators have also established minimum leverage capital requirements for banking organizations. This is the primary measure of capital adequacy used by management and is calculated by dividing period-end Tier 1 capital by average tangible assets for the most recent quarter. The minimum required Tier 1 leverage ratio ranges from 3% to 5% depending upon Federal bank regulatory agency evaluation of an organization’s overall safety and soundness. BB&T’s regulatory capital and ratios are set forth in the following table:

BB&T Corporation          Page 31          First Quarter 2003 10-Q

CAPITAL RATIOS

	2003	2002

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Risk-based capital ratios:
Tier 1 capital	9.5%	9.2%	9.7%	9.7%	9.9%
Total capital	13.8	13.4	13.5	12.8	13.3
Tier 1 leverage ratio	7.2	6.9	7.3	7.3	7.7

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the first quarter of 2003 totaled $327.7 million, an increase of 5.8% compared to the $309.6 million earned during the comparable quarter of 2002. On a diluted per share basis, earnings for the three months ended March 31, 2003, were $.69, compared to $.66 for the same period in 2002, an increase of 4.5%. BB&T’s operating results for the first quarter of 2003 produced an annualized return on average assets of 1.68% and an annualized return on average shareholders’ equity of 17.78% compared to prior year ratios of 1.76% and 19.41%, respectively.

          The following table sets forth selected financial ratios for the last five calendar quarters:

ANNUALIZED
PROFITABILITY MEASURES

	2003	2002

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Return on average assets	1.68%	1.71%	1.68%	1.74%	1.76%
Return on average shareholders' equity	17.78	17.97	17.66	18.38	19.41
Net interest margin (taxable equivalent)	4.13	4.22	4.25	4.27	4.26

          BB&T recorded certain merger-related and restructuring costs during both 2003 and 2002. For the first quarter of 2003, BB&T recorded $3.1 million in net after-tax charges primarily associated with the proposed merger with First Virginia and the acquisitions and systems conversions of Regional and Equitable. During the first quarter of 2002, BB&T incurred $9.4 million in net after-tax charges primarily associated with the acquisitions of Community First Banking Company, Area Bancshares Corporation (“AREA”) and MidAmerica Bancorp (“MidAmerica”), as well as systems conversion costs related to other mergers. Additionally, during the first quarter of 2002, BB&T recorded a $9.8 million gain resulting from the implementation of SFAS No. 141, which required any existing negative goodwill to be recognized as income effective January 1, 2002. This gain was classified as a cumulative effect of change in accounting principle and shown separately in BB&T’s Consolidated Statement of Income for the first quarter of 2002. Merger-related and restructuring charges typically include, but are not limited to, personnel-related expenses such as staff relocation, severance benefits, early retirement packages and contract settlements; occupancy, furniture and equipment expenses including branch consolidation; and may include other costs, such as asset write-offs, professional fees, etc.

BB&T Corporation          Page 32          First Quarter 2003 10-Q

Merger-Related and Restructuring Charges

          During the first quarter of 2003, BB&T recorded pre-tax merger-related and restructuring charges of $4.7 million, which are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expenses. These expenses were recorded in connection with the first quarter acquisition of Equitable and the proposed acquisition of First Virginia, as well as the 2002 mergers and systems conversions of Regional, AREA and MidAmerica.

          During the first quarter of 2002, BB&T recorded merger-related and restructuring charges of $14.6 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. These expenses were recorded in connection with the systems conversion of F&M National Corporation, as well as the first quarter acquisitions of AREA and MidAmerica.

          The following table presents the components of merger-related and restructuring charges included in noninterest expenses. This table includes increases to previously recorded merger-related accruals as well as period expenses for merger-related items that must be expensed as incurred. Items that are required to be expensed as incurred include certain expenses associated with systems conversions, data processing, training, travel and other costs.

Summary of Merger-Related and Restructuring Charges
(Dollars in thousands)

	For the Three Months Ended March 31,

	2003	2002

Severance and personnel-related costs	$878	$729
Occupancy and equipment charges	1,272	2,794
Marketing and public relations	691	2,358
Systems conversions, asset write-offs,
conforming policies and other	1,888	8,738

Total	$4,729	$14,619

          Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination, which typically occurs in corporate support and data processing functions.

BB&T Corporation          Page 33          First Quarter 2003 10-Q

          Occupancy and equipment charges represent merger-related costs associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment. Systems conversions and related charges include expenses necessary to convert and combine the acquired branches and operations of merged companies. Marketing and public relations costs represent direct media advertising related to the acquisitions. The other merger-related charges are composed of asset and supply inventory write-offs, which are primarily composed of unreconciled differences in an acquired institution’s accounts or unreconciled differences identified during systems conversions, litigation accruals, costs to conform an acquired institution’s accounting policies to those of BB&T and other similar charges.

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

	One Valley Bancorp, Inc.

	(Dollars in thousands)

	Balance		Balance		Balance
	December 31,	Utilized in	December 31,	Utilized in	March 31,
	2001	2002	2002	2003	2003

Severance and personnel-related charges	$--	$--	$--	$--	$--
Occupancy and equipment charges	4,640	3,912	728	703	25
Systems conversions and related charges	11	11	--	--	--
Other merger-related charges	--	--	--	--	--

Total	$4,651	$3,923	$728	$703	$25

BB&T Corporation          Page 34          First Quarter 2003 10-Q

	F&M National Corporation

	(Dollars in thousands)

	Balance			Balance		Balance
	December 31,	Expensed in	Utilized in	December 31,	Utilized in	March 31,
	2001	2002	2002	2002	2003	2003

Severance and personnel-related charges	$11,055	$1,417	$11,592	$880	$234	$646
Occupancy and equipment charges	10,992	--	797	10,195	2,545	7,650
Systems conversions and related charges	4,375	2,825	7,200	--	--	--
Other merger-related charges	3,110	--	2,113	997	9	988

Total	$29,532	$4,242	$21,702	$12,072	$2,788	$9,284

          The remaining accruals at March 31, 2003 for One Valley Bancorp, Inc. and F&M National Corporation are related primarily to costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future upon termination of the various leases and sale of duplicate property. These accruals are expected to be utilized in 2003 unless they relate to specific contracts expiring in later years.

          Activity with respect to the merger and restructuring accruals for all other mergers, which are discussed above, is presented in the accompanying table:

	All Other Merger Activity

	(Dollars in thousands)

	Balance			Balance			Balance
	December 31,	Additions in	Utilized in	December 31,	Additions in	Utilized in	March 31,
	2001	2002	2002	2002	2003	2003	2003

Severance and personnel-related charges	$20,316	$38,597	$42,964	$15,949	$3,707	$5,867	$13,789
Occupancy and equipment charges	21,431	31,668	22,269	30,830	3,013	17,250	16,593
Systems conversions and related charges	6,953	9,453	14,668	1,738	940	2,005	673
Other merger-related charges	12,000	21,438	23,154	10,284	12,211	15,585	6,910

Total	$60,700	$101,156	$103,055	$58,801	$19,871	$40,707	$37,965

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

BB&T Corporation          Page 35          First Quarter 2003 10-Q

          Because BB&T often has multiple merger integrations in process, and, due to limited resources, must schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals may cover an extended period of time. In general, the majority of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate employment positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. Most of the remaining accruals at March 31, 2003, are expected to be utilized during 2003, unless they relate to specific contracts that expire in later years.

          The accruals utilized during 2003 in the table entitled “All Other Merger Accrual Activity” above include reversals of $19.2 million of previously recorded merger-related and restructuring accruals principally related to the finalization of estimates for employee terminations, contract cancellations and occupancy costs in connection with the AREA and MidAmerica acquisitions. In accordance with the requirements of the purchase method of accounting, such reversals were treated as adjustments to goodwill and had no effect on BB&T’s consolidated results of operations.

Net Interest Income and Net Interest Margin

          Net interest income on a fully taxable equivalent (“FTE”) basis was $722.2 million for the first quarter of 2003 compared to $685.3 million for the same period in 2002, an increase of $36.9 million, or 5.4%. For the three months ended March 31, 2003, average earning assets increased $5.8 billion, or 9.0%, compared to the same period of 2002, while average interest-bearing liabilities increased by $4.8 billion, or 8.5%, and the net interest margin decreased from 4.26% in the first quarter of 2002 to 4.13% in the current quarter. The thirteen basis point decrease in the net interest margin was a result of several factors. During November 2002, the Federal Reserve reduced the targeted federal funds rate by 50 basis points to 1.25% where it remained during the first quarter of 2003. As a result of the Federal Reserve actions and the continued weakness in the economy, interest rates continued to trend downward. These factors, in combination with the reinvestment of the proceeds from the sales, maturities and prepayments of securities and loans, caused the average yield on interest earning assets to decline 77 basis points during the first quarter of 2003 while the average cost of funds decreased 72 basis points compared to the first quarter of 2002. The net interest margin was also adversely affected by the additional interest expense incurred in connection with BB&T’s stock buy-back program.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the first quarter of 2003 compared to the same period in 2002, and the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation          Page 36          First Quarter 2003 10-Q

FTE Net Interest Income and Rate / Volume Analysis
For the Three Months Ended March 31, 2003 and 2002

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to
	2003	2002	2003	2002	2003	2002	(Decrease)	Rate (6)	Volume (6)

		(Dollars in thousands)
Assets
Securities (1):
U.S. Treasury, U.S. government and other (5)	$15,577,015	$15,494,982	5.37%	6.55%	$209,201	$253,824	$(44,623)	$(46,338)	$1,715
States and political subdivisions	851,306	986,541	7.40	7.50	15,739	18,502	(2,763)	(239)	(2,524)

Total securities (5)	16,428,321	16,481,523	5.48	6.61	224,940	272,326	(47,386)	(46,576)	(810)
Other earning assets (2)	452,010	455,620	1.60	2.22	1,801	2,493	(692)	(707)	15
Loans and leases, net
of unearned income (1)(3)(4)(5)	53,709,137	47,833,312	6.46	7.14	858,137	844,798	13,339	(86,383)	99,722

Total earning assets	70,589,468	64,770,455	6.20	6.97	1,084,878	1,119,617	(34,739)	(133,666)	98,927

Non-earning assets	8,564,836	6,711,299

Total assets	$79,154,304	$71,481,754

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$3,375,038	$3,201,268	0.46	0.79	3,914	6,383	(2,469)	(2,799)	330
Money rate savings	16,228,100	13,721,226	0.95	1.14	38,200	38,469	(269)	(7,144)	6,875
Certificates of deposit and other time deposits	24,322,564	22,276,896	2.76	3.91	165,510	214,750	(49,240)	(69,091)	19,851

Total interest-bearing deposits	43,925,702	39,199,390	1.92	2.69	207,624	259,602	(51,978)	(79,034)	27,056
Short-term borrowed funds	4,019,301	5,930,643	1.36	1.81	13,664	26,449	(12,785)	(5,289)	(7,496)
Long-term debt	13,582,346	11,572,300	4.16	5.19	141,414	148,310	(6,896)	(32,826)	25,930

Total interest-bearing liabilities	61,527,349	56,702,333	2.38	3.10	362,702	434,361	(71,659)	(117,149)	45,490

Noninterest-bearing deposits	7,687,410	6,498,675
Other liabilities	2,462,396	1,811,662
Shareholders' equity	7,477,149	6,469,084

Total liabilities and
shareholders' equity	$79,154,304	$71,481,754

Average interest rate spread			3.82	3.87
Net interest margin			4.13%	4.26%	$722,176	$685,256	$36,920	$(16,517)	$53,437

Taxable equivalent adjustment					$29,998	$37,990

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Changes in interest income and expense attributable to both changes in interest rates and changes in volumes are allocated proportionately.

BB&T Corporation          Page 37          First Quarter 2003 10-Q

Noninterest Income

          Noninterest income for the three months ended March 31, 2003, was $444.9 million compared to $357.6 million for the same period in 2002, an increase of $87.4 million, or 24.4%. This increase was driven primarily by growth in mortgage banking income, insurance commissions from BB&T’s agency network and income from nondeposit services.

          Service charges on deposits totaled $96.8 million for the first quarter of 2003, an increase of $6.6 million, or 7.3%, compared to the first quarter of 2002. The largest contributors to the growth within service charges on deposits in the first quarter of 2003 compared to 2002 were service charges on demand deposits and account analysis fees on commercial accounts, which contributed $3.8 million and $2.4 million, respectively.

          Trust income totaled $26.0 million for the current quarter, an increase of $2.9 million, or 12.5%, compared to the same period a year ago. The increase in trust income was due primarily to an increase in the value of trust assets under management, which totaled $20.7 billion at March 31, 2003, up from $20.1 billion at March 31, 2002, along with increases in mutual fund and estate management fees. Significant portions of the increases in both assets under management and trust income resulted from purchase accounting transactions completed during the last two years.

          Investment banking and brokerage fees and commissions totaled $51.9 million during the first quarter of 2003, relatively unchanged compared to the first quarter of 2002. The slight decrease in this category of revenue for the first quarter of 2003 resulted primarily from decline in trading revenue and retail brokerage commissions, which was partially offset by growth in fixed income underwriting fees at Scott & Stringfellow, BB&T’s wholly-owned investment banking and brokerage subsidiary.

          Insurance commissions totaled $88.7 million for the first quarter of 2003, an increase of $21.3 million, or 31.6%, compared to the same three-month period of 2002. The primary drivers of this growth were increased sales of insurance products to BB&T’s client base and additional revenues from insurance agencies acquired during 2003 and 2002. Revenues from CRC Insurance Services (“CRC”), BB&T’s wholly-owned wholesale insurance broker, contributed $10.2 million in revenue growth for the current quarter compared to the same period in 2002. In addition, property and casualty insurance commissions increased $5.2 million and group health insurance commissions increased $1.7 million compared with the first quarter of 2002.

          Income from mortgage banking activities totaled $60.0 million for the first quarter of 2003, an increase of $26.6 million, or 79.6%, compared to the same period of 2002. This significant increase reflects the continued growth in mortgage originations as a result of the low interest rate environment. During the current quarter, BB&T originated $5.2 billion of mortgage loans compared to $2.8 billion during the same period in 2002. As a result of the elevated mortgage banking volume, gains from sales of mortgage loans increased $49.0 million and origination fees, underwriting fees, and servicing fees increased $1.6 million, $4.7 million and $6.4 million, respectively, compared to the same period of 2002. While lower interest rates in 2003 contributed to high mortgage origination and refinance volume, they also led to increased prepayment rates which lowered the value of existing mortgage servicing rights. Consequently, BB&T recorded a $36.9 million valuation allowance to reduce the carrying value of BB&T’s mortgage servicing rights during the current quarter compared to $9.8 million recorded during the first quarter of 2002. The reductions in the carrying value of the mortgage servicing rights as a result of the additions to the valuation allowance were substantially economically offset by gains from sales of securities available for sale. In addition, BB&T reclassified the expense associated with the amortization of mortgage servicing rights during the current quarter to be reflected as a reduction in mortgage banking income. The amortization was previously reported as part of noninterest expenses. As a result, $42.0 million and $17.2 million of mortgage servicing rights amortization expenses were reclassified in the income statements for the quarters ending March 31, 2003 and 2002, respectively.

BB&T Corporation          Page 38          First Quarter 2003 10-Q

          Other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $56.3 million for the first quarter of 2003, an increase of $12.2 million, or 27.5%, compared to the three months ended March 31, 2002. The principal drivers of the first quarter increase were check card interchange fees, gift card income and bankcard income, which increased $2.6 million, $1.3 million and $2.5 million, respectively, compared to the same period in 2002.

          Net securities gains increased $20.8 million during the current quarter compared with net securities gains realized during the same period one year ago. In the first quarter of 2003, BB&T sold available-for-sale securities totaling $1.5 billion and realized net gains totaling $34.2 million. The gains were taken to economically offset increases in the valuation allowance necessary to reduce the carrying value of BB&T’s mortgage servicing rights.

          Other income totaled $31.1 million for the first quarter of 2003, a decrease of $2.0 million, or 6.0%, compared with the same period one year ago. The most significant components of this decrease were a one-time gain of $5.8 million recorded in the first quarter of 2002 in connection with the demutualization of Principal Financial Group (“PFG”), which resulted in BB&T receiving stock in exchange for investments in bank owned life insurance with PFG, and a reduction in income from limited partnerships of $2.7 million. These decreases were offset by income from bank owned life insurance, which increased $6.2 million compared to the first quarter of 2002.

Noninterest Expense

          Noninterest expenses totaled $604.1 million for the first quarter of 2003 compared to $531.1 million for the same period a year ago, an increase of $73.0 million, or 13.7%. Noninterest expense for the first quarter of 2003 includes $4.7 million of pretax merger-related and restructuring expenses principally associated with the merger with First Virginia and the acquisitions and systems conversions of Regional and Equitable. In the first quarter of 2002, BB&T recorded $14.6 million of pretax merger-related and restructuring expenses.

          Personnel expense, the largest component of noninterest expense, was $352.7 million for the first quarter of 2003 compared to $304.9 million for the same period in 2002, an increase of $47.8 million, or 15.7%. This increase was primarily attributable to the purchase acquisitions of MidAmerica, AREA and Regional during 2002, and Equitable during the first quarter of 2003, which added costs of approximately $22.4 million. Additionally, during the 2003 quarter, employee incentive and performance compensation expenses increased $15.9 million, pension plan expense increased $2.0 million and social security taxes increased $2.8 million.

BB&T Corporation          Page 39          First Quarter 2003 10-Q

          Occupancy and equipment expense for the three months ended March 31, 2003, totaled $87.7 million, an increase of $4.3 million, or 5.1%, compared to the same period in 2002. The increase resulted primarily from higher building maintenance expenses of $1.2 million and rent on buildings and premises, which increased $1.1 million. Additionally, utility expenses and depreciation expenses increased by $.9 million and $.5 million, respectively.

          The amortization of intangible assets totaled $6.8 million for the three months ended March 31, 2003, an increase of $2.4 million, or 55.2%, from the amount incurred in the first quarter of 2002. This increase is due to acquisitions completed during 2002 and the first quarter of 2003. See Note D to the Consolidated Financial Statements herein for a summary of completed mergers and acquisitions.

          Other noninterest expenses for the first quarter of 2003 totaled $152.2 million, an increase of $28.4 million, or 22.9%, compared to the same period of 2002. The principal drivers of the increase were data processing software expense, general insurance expense, and professional services expense, which increased $2.1 million, $1.9 million and $1.6 million, respectively. In addition, advertising and marketing expenses and taxes and license expenses increased $1.7 million and $1.4 million, respectively, while gains from sales of fixed assets decreased $5.6 million.

Provision for Income Taxes

          The provision for income taxes totaled $142.3 million for the first quarter of 2003, an increase of $24.9 million, or 21.3%, compared to the first quarter of 2002. BB&T’s effective income tax rates were 30.3% and 28.1% for the three months ended March 31, 2003 and 2002, respectively.

          During the last three years, BB&T entered into option contracts which legally transferred part of the responsibility for the management of future residuals of certain leveraged lease investments including the future remarketing or re-leasing of these assets to a wholly-owned subsidiary in a foreign jurisdiction having a lower income tax rate, thereby lowering the effective income tax rate applicable to these lease investments. These option contracts provide that the foreign subsidiary may purchase the lease investments at expiration of the existing leveraged leases for a fixed price. As a result, a portion of the residual value included in the consolidated leveraged lease analysis should be taxed at a lower tax rate than originally anticipated, resulting in a change in the total net income from the lease. The net income from the affected leases was recalculated from inception based on the new effective income tax rate. The recalculation had the effect of reducing net interest income by $.8 million and $3.1 million, and the income tax provision by $3.2 million and $5.8 million for the first three months of 2003 and 2002, respectively. BB&T intends to permanently reinvest the earnings of this subsidiary and, therefore, deferred income taxes associated with the foreign subsidiary arising from these transactions have not been provided.

BB&T Corporation          Page 40          First Quarter 2003 10-Q

          During 2001, BB&T transferred certain securities and real estate secured loans to a subsidiary in exchange for additional common equity in the subsidiary. The transaction resulted in a difference between BB&T’s tax basis in the equity investment in the subsidiary and the assets transferred to the subsidiary. This difference in basis resulted in a net reduction in the provision for income taxes of $1.0 million and $8.7 million for the first three months of 2003 and 2002, respectively.

          The Internal Revenue Service (“IRS”) is conducting an examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. In connection with this examination, the IRS has issued Notices of Proposed Adjustment with respect to BB&T’s income tax treatment of certain leveraged lease investments that were entered into during the years under examination. Management believes that BB&T’s treatment of these leveraged leases was appropriate and in compliance with existing tax laws and regulations, and intends to vigorously defend this position. In addition, inasmuch as the proposed adjustments relate primarily to the timing of revenue recognition and amortization expense, deferred taxes have been provided. Management does not expect that BB&T’s consolidated financial position or consolidated results of operations will be materially adversely affected as a result of the IRS examination.

Back to Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Please refer to “Market Risk Management” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein. Back to "Market Risk Management"

Back to Index

Item 4. Controls and Procedures

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

Back to Index

BB&T Corporation          Page 41          First Quarter 2003 10-Q

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

Back to Index

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description	Location

2(a)	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(b)	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(c)	Agreement and Plan of Reorganization dated as of November 1, 1996 between the Registrant and United Carolina Bancshares Corporation, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

2(d)	Agreement of Plan of Reorganization dated as of October 29, 1997 between the Registrant and Life Bancorp, Inc.	Incorporated herein by reference to Registration No. 33-44183.

BB&T Corporation          Page 42          First Quarter 2003 10-Q

2(e)	Agreement and Plan of Reorganization dated as of February 6, 2000 between the Registrant and One Valley Bancorp, Inc.	Incorporated herein by reference to Exhibit 99.1 filed in the Current Report on Form 8-K, dated February 9, 2000

3(a)(i)	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

3(a)(ii)	Articles of Amendment of Articles of Incorporation.	Incorporated herein by reference to Exhibit 3(a)(ii) filed in the Annual Report on Form 10-K, filed March 18, 1998

3(b)(i)	Bylaws of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(b) filed in the Annual Report on Form 10-K, filed March 18, 1998

3(c)	Articles of Amendment dated May 1, 1998 to the Articles of Incorporation of the Company.	Filed herewith.

3(d)	Articles of Amendment dated April 30, 2001 to the Articles of Incorporation of the Company.	Filed herewith.

3(b)(ii)	Articles of Amendment of the Bylaws of the Registrant.	Incorporated herein by reference to Exhibit 3(b)(ii) filed in the Quarterly Report on Form 10-Q, filed May 13, 2002.

4(a)	Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant related to Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

BB&T Corporation          Page 43          First Quarter 2003 10-Q

4(b)	Rights Agreement dated as of December 17, 1996 between the Registrant and Branch Banking and Trust Company, Rights Agent.	Incorporated herein by reference to Exhibit 1 filed under Form 8-A, filed January 10, 1997.

4(c)	Subordinated Indenture (including Form of Subordinated Debt Security) between the Registrant and State Street Bank and Trust Company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Registration No. 333-02899.

4(d)	Senior Indenture (including Form of Senior Debt Security) between the Registrant and State Street Bank and Trust company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Registration No. 333-02899.

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note E.

22	Proxy Statement for the 2003 Annual Meeting of Shareholders.	Incorporated herein by reference to BB&T's Definitive Proxy Statement filed on Schedule 14A on March 17, 2003.

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

* Management compensatory plan or arrangement.

BB&T Corporation          Page 44          First Quarter 2003 10-Q

(b)      Current Reports on Form 8-K during and following the quarter ended March 31, 2003.

          On January 13, 2003, BB&T filed a Current Report on Form 8-K under Item 5 to report the results of operations for the fourth quarter of 2002. On February 11, 2003, BB&T furnished a Current Report on Form 8-K under Item 9 to announce an investor and analyst conference webcast held on February 13, 2003. On April 14, 2003, BB&T furnished a Current Report on Form 8-K under Item 9 pursuant to Item 12 to report the results of operations for the first quarter of 2003.

Back to Index

BB&T Corporation          Page 45          First Quarter 2003 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date: May 15, 2003	By: /s/ Scott E. Reed
Scott E. Reed, Senior Executive Vice President and
Chief Financial Officer

Date: May 15, 2003	By: /s/ Sherry A. Kellett
Sherry A. Kellett, Senior Executive Vice
President and Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation          Page 46          First Quarter 2003 10-Q

CERTIFICATIONS

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 15, 2003

/s/ John A. Allison, IV
John A. Allison, IV
Chairman and Chief Executive Officer

BB&T Corporation          Page 47          First Quarter 2003 10-Q

CERTIFICATIONS

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 15, 2003

/s/ Scott E. Reed
Scott E. Reed
Senior Executive Vice President and
Chief Financial Officer

Back to Index

BB&T Corporation          Page 48          First Quarter 2003 10-Q

EXHIBIT 3(c)

ARTICLES OF AMENDMENT
OF BB&T CORPORATION

          The undersigned corporation hereby submits these Articles of Amendment for the purpose of amending its Articles of Incorporation:

          1.      The name of the corporation is BB&T Corporation.

          2.      The following amendment to the Articles of Incorporation of the corporation was adopted by its shareholders on the 28th day of April, 1998, in the manner prescribed by law:

                    Delete the first sentence of Article IV and substitute therefore the following:

                    "The Corporation shall have authority to issue 500,000,000 shares of Common Stock, par value $5 each, and 5,000,000 shares of Preferred Stock, par value $5 each."

          3.      The above amendment is effective upon filing.

          This the 1st day of May, 1998.

BB&T CORPORATION

By: /s/ Jerone C. Herring
Jerone C. Herring, Secretary

Back to Exhibits

BB&T Corporation          Page 49          First Quarter 2003 10-Q

EXHIBIT 3(d)

ARTICLES OF AMENDMENT
OF BB&T CORPORATION

          The undersigned corporation hereby submits these Articles of Amendment for the purpose of amending its Articles of Incorporation:

          1.      The following amendment to the Articles of Incorporation of the corporation was adopted by its shareholders on the 24th day of April, 2001, in the manner prescribed by law:

                    Delete the first sentence of Article IV and substitute therefore the following:

                    "The Corporation shall have authority to issue 1,000,000,000 shares of Common Stock, par value $5 each, and 5,000,000 shares of Preferred Stock, par value $5 each."

          2.      The above amendment is effective upon filing.

          This the 30th day of April, 2001.

BB&T CORPORATION

By: /s/ Jerone C. Herring
Jerone C. Herring, Secretary

Back to Exhibits

BB&T Corporation          Page 50          First Quarter 2003 10-Q

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, John A. Allison, IV, state and attest that:

(1)      I am the Chairman and Chief Executive Officer of BB&T Corporation (the “issuer”).

(2)      Accompanying this certification is BB&T Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, a periodic report (the “periodic report”) filed by the issuer with the Securities Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”), which contains financial statements.

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

/s/ John A. Allison, IV

John A. Allison, IV
Chairman and Chief Executive Officer
May 15, 2003

A signed original of this written statement required by Section 906 has been provided to BB&T
Corporation and will be retained by BB&T Corporation and furnished to the Securities and Exchange
Commission or its staff upon request.

Back to Exhibits

BB&T Corporation          Page 51          First Quarter 2003 10-Q

Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Scott E. Reed, state and attest that:

(1)      I am the Chief Financial Officer of BB&T Corporation (the “issuer”).

(2)       Accompanying this certification is BB&T Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, a periodic report (the “periodic report”) filed by the issuer with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), which contains financial statements.

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

/s/ Scott E. Reed

Scott E. Reed
Senior Executive Vice President and
Chief Financial Officer
May 15, 2003

A signed original of this written statement required by Section 906 has been provided to BB&T
Corporation and will be retained by BB&T Corporation and furnished to the Securities and Exchange
Commission or its staff upon request.

Back to Exhibits

Back to Index

BB&T Corporation          Page 52          First Quarter 2003 10-Q