Form 10-Q
period 2003-06-30
BB&T CORP
filed 2003-08-13
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2003

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

At July 31, 2003, 548,013,359 shares of the registrant's common stock, $5 par value, were outstanding.

This Form 10-Q has 57 pages. The Exhibit Index begins on page 49.

BB&T CORPORATION
FORM 10-Q
June 30, 2003

BB&T Corporation          Page 1          Second Quarter 2003 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (Dollars in thousands, except per share data)

	June 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$2,063,487	$1,929,650
Interest-bearing deposits with banks	326,835	148,122
Federal funds sold and securities purchased under resale agreements or
similar arrangements	206,643	294,448
Trading securities at fair value	180,711	148,488
Securities available for sale at fair value	16,030,474	17,599,477
Securities held to maturity at amortized cost (fair value:$55,104 at June 30, 2003
and $55,512 at December 31, 2002)	55,099	55,523
Loans held for sale	3,024,928	2,377,707
Loans and leases, net of unearned income	51,919,269	51,140,306
Allowance for loan and lease losses	(719,576)	(723,685)

Loans and leases, net	51,199,693	50,416,621

Premises and equipment, net of accumulated depreciation	1,068,808	1,072,101
Goodwill	1,714,938	1,723,379
Other assets	4,573,190	4,451,300

Total assets	$80,444,806	$80,216,816

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$9,238,605	$7,864,338
Savings and interest checking	2,946,606	3,071,551
Money rate savings	16,608,916	17,188,942
Certificates of deposit and other time deposits	23,561,639	23,155,185

Total deposits	52,355,766	51,280,016

Short-term borrowed funds	4,627,801	5,396,959
Long-term debt	12,831,350	13,587,841
Accounts payable and other liabilities	2,926,465	2,564,086

Total liabilities	72,741,382	72,828,902

Shareholders' equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or
outstanding at June 30, 2003 or at December 31, 2002	--	--
Common stock, $5 par, 1,000,000,000 shares authorized;
472,118,220 issued and outstanding at June 30, 2003, and
470,452,260 issued and outstanding at December 31, 2002	2,360,591	2,352,261
Additional paid-in capital	815,585	793,123
Retained earnings	4,240,597	3,912,320
Unvested restricted stock	(398)	(499)
Accumulated other comprehensive income, net of deferred income
taxes of $182,245 at June 30, 2003, and $208,008 at December 31, 2002	287,049	330,709

Total shareholders' equity	7,703,424	7,387,914

Total liabilities and shareholders' equity	$80,444,806	$80,216,816

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 2          Second Quarter 2003 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest Income
Interest and fees on loans and leases	$841,961	$869,051	$1,688,632	$1,700,496
Interest and dividends on securities	201,826	251,595	408,234	499,284
Interest on short-term investments	1,744	1,554	3,545	4,047

Total interest income	1,045,531	1,122,200	2,100,411	2,203,827

Interest Expense
Interest on deposits	192,505	258,187	400,129	517,789
Interest on short-term borrowed funds	15,494	26,464	29,158	52,913
Interest on long-term debt	134,112	147,518	275,526	295,828

Total interest expense	342,111	432,169	704,813	866,530

Net Interest Income	703,420	690,031	1,395,598	1,337,297
Provision for loan and lease losses	61,500	58,500	124,500	115,000

Net Interest Income After Provision for Loan and Lease Losses	641,920	631,531	1,271,098	1,222,297

Noninterest Income
Service charges on deposits	96,645	101,874	193,423	192,036
Mortgage banking income (loss)	(32,711)	24,695	27,261	58,082
Trust income	26,248	24,197	52,257	47,325
Investment banking and brokerage fees and commissions	60,094	56,039	112,003	108,932
Insurance commissions	101,500	78,049	190,158	145,417
Bankcard fees and merchant discounts	18,828	16,579	35,548	30,816
Other nondeposit fees and commissions	41,942	35,521	81,494	65,406
Securities gains, net	109,500	19,666	143,734	33,073
Other income	39,050	28,244	70,139	61,328

Total noninterest income	461,096	384,864	906,017	742,415

Noninterest Expense
Personnel expense	367,497	319,622	720,198	624,515
Occupancy and equipment expense	85,625	84,688	173,352	168,139
Amortization of intangibles	6,806	6,258	13,560	10,609
Professional services	17,566	18,134	33,612	32,558
Merger-related and restructuring charges	10,775	1,554	15,504	16,173
Other expense	162,651	127,328	298,782	236,725

Total noninterest expense	650,920	557,584	1,255,008	1,088,719

Earnings
Income before income taxes and cumulative effect of
change in accounting principle	452,096	458,811	922,107	875,993
Provision for income taxes	135,859	130,859	278,122	248,176

Income before cumulative effect of change in accounting principle	316,237	327,952	643,985	627,817
Cumulative effect of change in accounting principle	--	--	--	9,780

Net income	$316,237	$327,952	$643,985	$637,597

Per Common Share
Basic Earnings:
Income before cumulative effect of change in accounting principle	$.67	$.69	$1.37	$1.33
Cumulative effect of change in accounting principle	--	--	--	.02

Net income	$.67	$.69	$1.37	$1.35

Diluted Earnings:
Income before cumulative effect of change in accounting principle	$.67	$.68	$1.36	$1.32
Cumulative effect of change in accounting principle	--	--	--	.02

Net income	$.67	$.68	$1.36	$1.34

Cash dividends paid	$.29	$.26	$.58	$.52

Weighted Average Shares Outstanding
Basic	471,713,450	478,121,878	471,124,675	470,554,054

Diluted	475,293,564	484,009,961	474,823,495	476,349,694

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 3          Second Quarter 2003 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)
(Dollars in thousands)

					Accumulated
	Shares of		Additional	Retained	Other	Total
	Common	Common	Paid-In	Earnings	Comprehensive	Shareholders'
	Stock	Stock	Capital	and Other*	Income	Equity

Balance, December 31, 2001	455,682,560	$2,278,413	$418,565	$3,145,832	$307,399	$6,150,209
Add (Deduct)
Comprehensive income:
Net income	--	--	--	637,597	--	637,597
Unrealized holding gains (losses) arising during the
period on securities available for sale, net of tax	--	--	--	--	24,491	24,491
Less: reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of taxes of $11,576	--	--	--	--	(21,497)	(21,497)

Change in unrealized gains on securities, net of tax	--	--	--	--	2,994	2,994
Change in unrecognized gain (loss) on cash flow hedge,
net of tax of $22,979	--	--	--	--	(35,221)	(35,221)

Total comprehensive income	--	--	--	637,597	(32,227)	605,370

Common stock issued:
Stock issued in purchase acquisitions	24,617,048	123,085	724,808	--	--	847,893
Stock options exercised and other benefits	2,221,155	11,106	30,417	--	--	41,523
Redemption of common stock	(6,984,900)	(34,925)	(230,345)			(265,270)
Cash dividends declared on common stock	--	--	--	(263,371)	--	(263,371)
Other, net	--	--	10,225	1,777	--	12,002

Balance, June 30, 2002	475,535,863	$2,377,679	$953,670	$3,521,835	$275,172	$7,128,356

Balance, December 31, 2002	470,452,260	$2,352,261	$793,123	$3,911,821	$330,709	$7,387,914
Add (Deduct)
Comprehensive income:
Net income	--	--	--	643,985	--	643,985
Unrealized holding gains (losses) arising during the
period on securities available for sale, net of tax	--	--	--	--	(997)	(997)
Less: reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of taxes of $56,056	--	--	--	--	(87,678)	(87,678)

Change in unrealized gains on securities, net of tax	--	--	--	--	(88,675)	(88,675)
Change in unrecognized gain (loss) on cash flow hedge,
net of tax of $29,374	--	--	--	--	45,015	45,015

Total comprehensive income	--	--	--	643,985	(43,660)	600,325

Common stock issued:
Stock issued in purchase acquisitions	2,117,334	10,587	60,097	--	--	70,684
Stock options exercised and other benefits	1,140,426	5,702	12,149	--	--	17,851
Redemption of common stock	(1,591,800)	(7,959)	(57,504)	--	--	(65,463)
Cash dividends declared on common stock	--	--	--	(315,708)	--	(315,708)
Other, net	--	--	7,720	101	--	7,821

Balance, June 30, 2003	472,118,220	$2,360,591	$815,585	$4,240,199	$287,049	$7,703,424

* Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 4          Second Quarter 2003 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2003	2002

Cash Flows From Operating Activities:
Net income	$643,985	$637,597
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	124,500	115,000
Depreciation of premises and equipment	71,578	68,033
Amortization of intangibles	13,560	10,609
Adjustment / accretion of negative goodwill	--	(9,780)
Amortization of unearned stock compensation	101	1,777
Discount accretion and premium amortization on securities, net	14,299	(1,153)
Net decrease (increase) in trading account securities	(32,223)	(34,630)
Loss (gain) on sales of securities, net	(143,734)	(33,073)
Loss (gain) on sales of loans held for sale	(142,825)	(46,523)
Loss (gain) on disposals of premises and equipment, net	(350)	(6,853)
Proceeds from sales of loans held for sale	8,646,408	4,446,990
Purchases of loans held for sale	(1,580,365)	(832,266)
Origination of loans held for sale, net of principal collected	(7,570,439)	(2,623,449)
Tax benefit from exercise of stock options	7,720	10,225
Decrease (increase) in:
Accrued interest receivable	52,507	220
Other assets	60,392	(285,269)
Increase (decrease) in:
Accrued interest payable	(21,650)	(11,243)
Accounts payable and other liabilities	376,315	499,700
Other, net	4,661	36

Net cash provided by (used in) operating activities	524,440	1,905,948

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	8,340,562	913,004
Proceeds from maturities, calls and paydowns of securities available for sale	3,891,881	1,485,569
Purchases of securities available for sale	(10,555,519)	(3,233,986)
Proceeds from maturities, calls and paydowns of securities held to maturity	4,447	10
Purchases of securities held to maturity	(4,023)	(6,880)
Leases made to customers	(54,282)	(103,573)
Principal collected on leases	68,539	71,962
Loan originations, net of principal collected	(548,694)	(935,344)
Purchases of loans	(74,935)	(139,787)
Net cash acquired in business combinations accounted for under the purchase method	3,782	611,545
Originations of mortgage servicing rights	(139,347)	(98,856)
Proceeds from disposals of premises and equipment	25,422	20,769
Purchases of premises and equipment	(97,148)	(69,716)
Proceeds from sales of foreclosed property	27,290	22,316
Proceeds from sales of other real estate held for development or sale	11,348	4,964

Net cash provided by (used in) investing activities	899,323	(1,458,003)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	775,445	2,972,690
Net increase (decrease) in short-term borrowed funds	(886,189)	(2,424,045)
Proceeds from issuance of long-term debt	3,200,700	43,697
Repayment of long-term debt	(3,967,591)	(798,355)
Net proceeds from common stock issued	17,851	41,523
Redemption of common stock	(65,463)	(265,270)
Cash dividends paid on common stock	(273,771)	(244,372)

Net cash provided by (used in) financing activities	(1,199,018)	(674,132)

Net Increase (Decrease) in Cash and Cash Equivalents	224,745	(226,187)
Cash and Cash Equivalents at Beginning of Period	2,372,220	2,232,226

Cash and Cash Equivalents at End of Period	$2,596,965	$2,006,039

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$726,463	$872,713
Income taxes	66,723	98,642
Noncash financing and investing activities:
Transfer of loans to foreclosed property	38,963	28,136
Transfer of fixed assets to other real estate owned	5,035	10,847
Transfer of other real estate owned to fixed assets	33	--
Common stock issued in purchase accounting transactions	70,684	847,893

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation          Page 5          Second Quarter 2003 10-Q

BB&T CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

A. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”) as of June 30, 2003 and December 31, 2002; the consolidated statements of income for the three and six months ended June 30, 2003 and 2002; the consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2003 and 2002; and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature.

          The consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T’s 2002 Annual Report on Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2002 financial statements were reclassified to conform to the 2003 financial statement presentation. Any such reclassifications have had no material effect on the Company’s reported consolidated financial position or consolidated results of operations.

          The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority-owned by BB&T and over which BB&T exercises control. In consolidation, all significant intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in transactions accounted for as purchases are included only from the dates of acquisition. All majority-owned subsidiaries are consolidated unless control is temporary or does not rest with BB&T. At June 30, 2003, there were no significant majority-owned subsidiaries that were not consolidated.

Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, valuation of mortgage servicing rights, valuation of goodwill, other intangibles and other purchase accounting adjustments, and related goodwill impairment analyses, benefit plan obligations and expenses, and deferred tax assets or liabilities.

BB&T Corporation          Page 6          Second Quarter 2003 10-Q

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

C. New Accounting Pronouncements

          In May 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. BB&T adopted the provisions of this Statement effective January 1, 2003. This implementation did not initially have a material impact on either BB&T’s consolidated financial position or consolidated results of operations, and management does not expect any such impact in the future.

          In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. This Statement nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the Board acknowledges that an entity’s commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. BB&T adopted the provisions of this Statement effective January 1, 2003. The initial adoption of the statement did not materially affect BB&T, and management does not currently anticipate that the provisions of this Statement will have a materially adverse impact on either BB&T’s consolidated financial position or consolidated results of operations in the future although its provisions will affect the timing of the recognition of certain merger-related costs.

BB&T Corporation          Page 7          Second Quarter 2003 10-Q

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

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on BB&T’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of the Interpretation are effective and were adopted by BB&T as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. Please refer to Note H herein for disclosures with respect to BB&T’s guarantees. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial adoption of the Interpretation did not materially affect BB&T, and management does not anticipate that the recognition requirements of this Interpretation will have a materially adverse impact on either BB&T’s consolidated financial position or consolidated results of operations in the future.

BB&T Corporation          Page 8          Second Quarter 2003 10-Q

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and applies to previously existing entities in quarters beginning after June 15, 2003. Management is currently evaluating BB&T’s involvement with such entities or transactions, particularly with limited liability partnerships in low-income housing developments, certain equity investments, subordinated debt, trust preferred securities structures and trust relationships. Depending on the ultimate applicability of the Interpretation on these entities or transactions, the most significant effect of the Interpretation is expected to be on BB&T’s balance sheet, as the potential consolidation of additional entities would increase BB&T’s consolidated assets and liabilities and affect BB&T’s capital ratios. Consolidation of these vehicles would not have a significant impact on BB&T’s results of operations. Any consolidation of previously unconsolidated entities as a result of FIN 46 would represent an accounting change; however, it would not affect BB&T’s legal rights or obligations with respect to these entities. Interpretive guidance relating to FIN 46 is continuing to evolve and BB&T’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of the statement, with certain exceptions, are required to be applied prospectively. The initial implementation of the statement did not have a material affect on BB&T’s consolidated financial position or consolidated results of operations.

BB&T Corporation          Page 9          Second Quarter 2003 10-Q

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at July 1, 2003. The implementation of the statement did not have a material affect on BB&T’s consolidated financial position or consolidated results of operations.

D. Mergers and Acquisitions

          The following table presents summary information with respect to significant mergers and acquisitions of financial institutions and other significant financial services companies completed by BB&T Corporation during 2002 and through the end of the second quarter of 2003:

Summary of Completed Mergers and Acquisitions

BB&T Common
					Total	Shares Issued
Date of			Total	Intangibles	Purchase	to Complete
Acquisition	Acquired Company	Headquarters	Assets	Recorded	Price	Transaction

March 14, 2003	Equitable Bank	Wheaton, Md.	$446.9 million	$32.4 million	$53.8 million	1.5 million

September 13, 2002	Regional Financial Corp.	Tallahassee, Fla.	$1.5 billion	$237.6 million	$294.3 million	7.3 million
March 20, 2002	Area Bancshares Corporation	Owensboro, Ky.	2.6 billion	244.7 million	446.2 million	13.2 million
March 8, 2002	MidAmerica Bancorp	Louisville, Ky.	1.8 billion	216.0 million	378.5 million (1)	8.2 million
January 1, 2002	Cooney, Rikard & Curtin, Inc.	Birmingham, Al.	110.5 million	102.5 million	85.8 million	2.5 million

(1) Includes cash totaling $94.9 million.

          The intangibles in the above table include $2.3 million and $89.5 million of core deposit and other identifiable intangibles for the 2003 and 2002 acquisitions, respectively, which are being amortized on an accelerated basis over seven years.

Insurance and Other Non-Bank Acquisitions

          In addition to the transactions summarized in the table above, during the six months ended June 30, 2003, BB&T acquired two insurance agencies that were accounted for as purchases. In conjunction with these transactions, BB&T issued approximately 577.1 thousand shares of common stock, recording approximately $24.0 million in goodwill and intangible assets with an average life of ten years. The total purchase price of these insurance agencies was approximately $18.8 million. BB&T acquired eight insurance agencies during 2002, which were accounted for as purchases. In conjunction with these transactions, BB&T issued approximately 1.7 million shares of common stock and paid $1.9 million in cash, recording $43.7 million in goodwill and $30.4 million of other intangible assets with an average life of 10 years.

BB&T Corporation          Page 10          Second Quarter 2003 10-Q

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

          On July 1, 2003, BB&T consummated its merger with First Virginia Banks Inc. (“First Virginia”), a bank holding company headquartered in Falls Church, Virginia. First Virginia was the parent company of eight community banks and operated more than 360 branches in Virginia, Maryland and northeast Tennessee. BB&T issued 87.0 million common shares to consummate the transaction. The aggregate purchase price was $3.1 billion. The value of the common shares issued was determined based on the average market price of BB&T’s common stock over the five-day period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

          On July 1, 2003, BB&T acquired Jackson, Miss.-based Southern Cross Underwriters ("SCU") and Kingsport Development Company Insurance Inc., Moore & Walker, Inc. and STHARCO, Inc. of Kingsport, Tenn., collectively referred to as "KDC". SCU's specialty lines include commercial transportation, property and casualty liability, marine liability and liability coverage for directors and officers. KDC is a full-service independent insurance agency specializing in coverage for hotels, restaurants and municipalities.

          On August 1, 2003, BB&T Insurance Services announced plans to acquire Cooper, Love & Jackson of Nashville, Tennessee. Cooper, Love & Jackson specializes in the insurance of commercial risk, employee benefits and personal lines in the economically attractive metropolitan Nashville area.

E. Calculation of Earnings Per Common Share

          BB&T’s basic and diluted earnings per common share amounts were calculated as follows:

BB&T Corporation          Page 11          Second Quarter 2003 10-Q

BB&T CORPORATION AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
For the Periods as Indicated

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Weighted average number of common shares	471,713,450	478,121,878	471,124,675	470,554,054
Income before cumulative effect of change in accounting principle	$316,237	$327,952	$643,985	$627,817

Cumulative effect of change in accounting principle	--	--	--	9,780
Net income	$316,237	$327,952	$643,985	$637,597

Basic earnings per share
Income before cumulative effect of change in accounting principle	$.67	$.69	$1.37	$1.33

Cumulative effect of change in accounting principle	--	--	--	.02
Net income	$.67	$.69	$1.37	$1.35

Diluted Earnings Per Share:
Weighted average number of common shares	471,713,450	478,121,878	471,124,675	470,554,054

Add:
Dilutive effect of outstanding options (as determined by application of
treasury stock method)	3,580,114	5,888,083	3,698,820	5,795,640

Weighted average number of common shares, as adjusted	475,293,564	484,009,961	474,823,495	476,349,694

Income before cumulative effect of change in accounting principle	$316,237	$327,952	$643,985	$627,817
Cumulative effect of change in accounting principle	--	--	--	9,780

Net income	$316,237	$327,952	$643,985	$637,597

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$.67	$.68	$1.36	$1.32
Cumulative effect of change in accounting principle	--	--	--	.02

Net income	$.67	$.68	$1.36	$1.34

F. Segment Disclosures

          BB&T’s operations are divided into seven reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Insurance Services, Specialized Lending, Investment Banking and Brokerage, and Treasury. These operating segments have been identified based primarily on BB&T’s existing organizational structure. The segments require unique technology and marketing strategies and offer different products and services. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of the business segments that report to them.

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

BB&T Corporation          Page 12          Second Quarter 2003 10-Q

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2002, for a description of internal accounting policies and the basis of segmentation, including a description of the segments (other than the Specialized Lending segment described below) presented in the accompanying tables.

          During the first quarter of 2003, management began disclosing Specialized Lending as a separate segment. BB&T’s Specialized Lending segment consists of seven wholly-owned subsidiaries that provide specialty finance alternatives to consumers and businesses including: commercial factoring services, dealer-based financing of small ticket equipment for both small businesses and consumers, commercial fleet vehicle and equipment leasing, direct consumer finance, insurance premium finance, nonconforming mortgage lending, indirect sub-prime automobile finance, and full service commercial mortgage banking. Bank clients as well as non-bank clients within and outside BB&T’s primary geographic market area are served by these companies. The Banking Network receives credit for referrals to these companies with the corresponding charge retained in the Corporate Office. These revenues and expenses are reflected in the accompanying tables as intersegment noninterest income and expense.

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods as indicated:

BB&T Corporation          Page 13          Second Quarter 2003 10-Q

Reportable Segments
For the Three Months Ended June 30, 2003 and 2002

	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

	(Dollars in thousands)

Net interest income (expense)	$414,836	$388,107	$158,843	$152,971	$(3,943)	$(5,068)	$283	$278	$56,104	$45,292
Net intersegment interest income (expense)	163,449	155,759	(66,358)	(87,557)	11,300	11,753	--	--	--	--

Net interest income	578,285	543,866	92,485	65,414	7,357	6,685	283	278	56,104	45,292

Provision for loan and lease losses	54,568	52,987	1,897	712	--	--	--	--	22,217	13,559
Noninterest income	235,805	152,631	(29,194)	21,639	28,733	27,242	95,612	71,528	12,602	14,527
Intersegment noninterest income	131,014	68,749	--	--	--	--	--	--	--	--
Noninterest expense	279,954	285,231	14,757	9,553	21,856	20,147	67,035	49,368	28,365	26,274
Intersegment noninterest expense	123,798	140,368	2,920	7,397	2,078	2,314	3,724	3,200	2,246	3,411

Income before income taxes	486,784	286,660	43,717	69,391	12,156	11,466	25,136	19,238	15,878	16,575

Income tax provision (benefit)	136,118	82,770	14,089	19,844	3,754	3,758	9,562	7,582	4,715	5,668

Net income (loss)	$350,666	$203,890	$29,628	$49,547	$8,402	$7,708	$15,574	$11,656	$11,163	$10,907

Identifiable segment assets	$48,767,421	$41,002,922	$11,068,743	$8,742,769	$87,539	$76,287	$686,404	$592,677	$1,926,210	$1,582,516

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Total Segments

	2003	2002	2003	2002	2003	2002	2003	2002

Net interest income (expense)	$1,643	$1,834	$37,004	$53,687	$40,845	$44,989	$705,615	$682,090
Net intersegment interest income (expense)	--	--	4,878	8,204	--	--	113,269	88,159

Net interest income	1,643	1,834	41,882	61,891	40,845	44,989	818,884	770,249

Provision for loan and lease losses	--	--	38	36	9,813	7,773	88,533	75,067
Noninterest income	60,486	57,248	127,447	37,812	81,988	30,298	613,479	412,925
Intersegment noninterest income	--	--	--	--	--	--	131,014	68,749
Noninterest expense	51,394	50,144	3,846	3,762	40,183	7,998	507,390	452,477
Intersegment noninterest expense	3,384	3,691	249	424	3,433	2,870	141,832	163,675

Income before income taxes	7,351	5,247	165,196	95,481	69,404	56,646	825,622	560,704

Income tax provision (benefit)	2,731	2,016	44,869	26,422	21,847	13,399	237,685	161,459

Net income (loss)	$4,620	$3,231	$120,327	$69,059	$47,557	$43,247	$587,937	$399,245

Identifiable segment assets	$1,021,428	$777,583	$21,517,943	$21,310,220	$5,864,294	$6,157,946	$90,939,982	$80,242,920

(1) Includes financial data from subsidiaries below the qualitative and quantitative thresholds requiring disclosure.

BB&T Corporation          Page 14          Second Quarter 2003 10-Q

BB&T Corporation
Reportable Segments
For the Six Months Ended June 30, 2003 and 2002

	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

	(Dollars in thousands)

Net interest income (expense)	$812,123	$733,231	$326,950	$308,248	$(7,810)	$(10,049)	$739	$641	$106,760	$87,218
Net intersegment interest income (expense)	337,308	304,427	(134,028)	(187,337)	23,168	22,949	--	--	--	--

Net interest income	1,149,431	1,037,658	192,922	120,911	15,358	12,900	739	641	106,760	87,218

Provision for loan and lease losses	108,550	103,282	2,818	1,488	--	--	--	--	41,611	29,809
Noninterest income	454,899	281,916	29,083	53,076	56,077	52,340	178,104	132,886	24,237	26,664
Intersegment noninterest income	238,319	136,863	--	--	--	--	--	--	--	--
Noninterest expense	560,629	522,756	28,040	20,197	44,516	38,899	135,244	100,859	55,097	51,220
Intersegment noninterest expense	244,424	276,909	5,867	14,831	4,031	4,426	7,456	6,408	4,488	6,376

Income before income taxes	929,046	553,490	185,280	137,471	22,888	21,915	36,143	26,260	29,801	26,477

Income tax provision (benefit)	258,293	158,618	57,809	39,152	7,040	6,594	14,322	10,441	9,673	9,326

Net income (loss)	$670,753	$394,872	$127,471	$98,319	$15,848	$15,321	$21,821	$15,819	$20,128	$17,151

Identifiable segment assets	$48,767,421	$41,002,922	$11,068,743	$8,742,769	$87,539	$76,287	$686,404	$592,677	$1,926,210	$1,582,516

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Total Segments

	2003	2002	2003	2002	2003	2002	2003	2002

Net interest income (expense)	$3,024	$3,722	$82,541	$106,364	$79,742	$88,066	$1,404,069	$1,317,441
Net intersegment interest income (expense)	--	--	7,243	14,607	--	--	233,691	154,646

Net interest income	3,024	3,722	89,784	120,971	79,742	88,066	1,637,760	1,472,087

Provision for loan and lease losses	--	--	77	71	18,113	13,919	171,169	148,569
Noninterest income	114,547	111,225	179,484	64,894	103,056	60,541	1,139,487	783,542
Intersegment noninterest income	--	--	--	--	--	--	238,319	136,863
Noninterest expense	98,862	97,589	7,735	7,244	49,731	15,530	979,854	854,294
Intersegment noninterest expense	6,766	7,386	495	847	6,857	5,738	280,384	322,921

Income before income taxes	11,943	9,972	260,961	177,703	108,097	113,420	1,584,159	1,066,708

Income tax provision (benefit)	4,556	3,808	68,362	48,816	32,952	25,330	453,007	302,085

Net income (loss)	$7,387	$6,164	$192,599	$128,887	$75,145	$88,090	$1,131,152	$764,623

Identifiable segment assets	$1,021,428	$777,583	$21,517,943	$21,310,220	$5,864,294	$6,157,946	$90,939,982	$80,242,920

(1)    Includes financial data from subsidiaries below the qualitative and quantitative thresholds requiring disclosure.

BB&T Corporation          Page 15          Second Quarter 2003 10-Q

The following table presents a reconciliation of total segment results to consolidated results:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net Interest Income
Net interest income from segments	$1,637,760	$1,472,087	$818,884	$770,249
Other net interest income (expense) (1)	178,760	(243,293)	95,148	(123,724)
Elimination of net intersegment interest income (2)	(420,922)	108,503	(210,612)	43,506

Consolidated net interest income	$1,395,598	$1,337,297	$703,420	$690,031

Net income
Net income from segments	$1,131,152	$764,623	$587,937	$399,245
Other net income (loss) (1)	172,874	297,706	101,574	157,595
Elimination of intersegment net income (2)	(660,041)	(424,732)	(373,274)	(228,888)

Consolidated net income	$643,985	$637,597	$316,237	$327,952

			June 30,	June 30,
			2003	2002

Total Assets
Total assets from segments			$90,939,982	$80,242,920
Other assets (1)			14,605,272	18,949,037
Elimination of intersegment assets (2)			(25,100,448)	(22,858,516)

Consolidated total assets			$80,444,806	$76,333,441

(1)	Other net interest income (expense), other net income (loss) and other assets include amounts associated with BB&T’s support functions not allocated to the various reportable segments.

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

G. Stock-Based Compensation

          BB&T maintains various stock-based compensation plans. These plans provide for the granting of stock options (incentive and nonqualified), stock appreciation rights, restricted stock, performance units and performance shares to selected BB&T employees and directors. All of BB&T’s stock-based compensation plans have been presented to and approved by BB&T’s shareholders. BB&T accounts for its stock option plans based on the intrinsic value method set forth in APB Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized for any of the periods presented, except with respect to restricted stock plans as disclosed in the accompanying table. The following table presents BB&T’s net income, basic earnings per share and diluted earnings per share as reported, and pro forma net income and pro forma earnings per share assuming compensation cost for BB&T’s stock option plans had been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation.”

BB&T Corporation          Page 16          Second Quarter 2003 10-Q

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share data)
Net income:
Net income as reported	$316,237	$327,952	$643,985	$637,597
Add: Stock-based compensation expense
included in reported net income, net of tax	154	485	308	1,011
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(6,281)	(7,335)	(15,945)	(16,820)

Pro forma net income	$310,110	$321,102	$628,348	$621,788

Basic EPS:
As reported	$0.67	$0.69	$1.37	$1.35
Pro forma	0.66	0.67	1.33	1.32

Diluted EPS:
As reported	0.67	0.68	1.36	1.34
Pro forma	0.65	0.66	1.32	1.31

          The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 3.0% in 2003 and 2002; expected volatility of 27% in 2003 and 2002; risk free interest rates of 3.0% and 3.1% for the second quarter and first six months of 2003, respectively; risk free interest rates of 4.8% and 4.7% for the second quarter and first six months of 2002, respectively; and expected lives of 6.0 years for options granted in both 2003 and 2002.

          Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

BB&T Corporation          Page 17          Second Quarter 2003 10-Q

H. Off-Balance Sheet Arrangements and Guarantees

          BB&T’s off-balance sheet arrangements include certain investments in low-income housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities, and recognizes tax credits related to these investments. At June 30, 2003, and December 31, 2002, BB&T’s investments in such projects totaled $15.3 million and $14.2 million, respectively. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary banks may provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund low income housing investments totaled $227.5 million and $184.7 million at June 30, 2003 and 2002, respectively.

Guarantees

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in issuing these guarantees is essentially the same as that involved in extending loans to clients and as such, is collateralized when necessary. As of June 30, 2003, BB&T had issued $1.3 billion in such guarantees predominately for terms of one year or less. Of these commitments, $518.5 million have been issued or renewed since December 31, 2002, and, in accordance with FIN 45, BB&T recorded an immaterial liability on its balance sheet relating to these commitments.

          In the ordinary course of business, BB&T enters into indemnification agreements with respect to legal proceedings against its directors and officers and those of acquired entities. BB&T also issues standard representations and warranties in underwriting agreements, merger and acquisition agreements, loan sales, brokerage activities and other similar arrangements. Counterparties in many of these indemnifications provide similar indemnifications or representations and warranties to BB&T. Although these agreements often do not specify limitations, BB&T has not been required to act on the guarantees and it is not considered likely that any payments pursuant to them would materially change BB&T’s results of operations.

          Agreements related to BB&T’s acquisitions of businesses other than financial institutions may include additional incentives to the acquired entities to offset the loss of future cash flows previously received through ownership positions. Typically, these incentives are based on the acquired entity’s contribution to BB&T’s earnings compared to agreed-upon amounts. When offered, these incentives are issued for terms of three to eight years. In the aggregate, the maximum potential contingent consideration included in these agreements is $15.9 million over the next five years.

BB&T Corporation          Page 18          Second Quarter 2003 10-Q

I. Goodwill and Other Intangibles

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the six months ended June 30, 2003, and the year ended December 31, 2002, are as follows:

Goodwill Activity by Operating Segment
(Dollars in thousands)

					Investment
	Banking	Mortgage	Trust	Insurance	Banking and	Specialized	All Other
	Network	Banking	Services	Services	Brokerage	Lending	Segments	Total

Balance, January 1, 2002	$645,434	$1,021	$13,105	$121,723	$70,594	$27,974	$52	$879,903
Acquired goodwill, net	713,938	6,438	14,225	106,000	311	--	2,564	843,476

Balance, December 31, 2002	1,359,372	7,459	27,330	227,723	70,905	27,974	2,616	1,723,379
Acquired goodwill, net	10,230	--	--	14,745	--	1,619	--	26,594
Adjustments to goodwill	(34,385)	--	--	--	(650)	--	--	(35,035)

Balance, June 30, 2003	$1,335,217	$7,459	$27,330	$242,468	$70,255	$29,593	$2,616	$1,714,938

          The following table presents the gross carrying amounts and accumulated amortization for BB&T’s intangible assets subject to amortization at the dates presented:

Acquired Intangible Assets
(Dollars in thousands)

	As of June 30, 2003		As of December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizing intangible assets
Core deposit intangibles	$102,151	$(49,961)	$99,893	$(41,601)
Other (1)	115,374	(15,510)	100,853	(10,321)

Totals	$217,525	$(65,471)	$200,746	$(51,922)

(1) Other amortizing intangibles are primarily composed of insurance customer relationship intangibles.

          During the six months ended June 30, 2003 and 2002, BB&T recorded $13.6 million and $10.6 million, respectively, in pretax amortization expenses associated with identifiable intangible assets.

Back to Index

BB&T Corporation          Page 19          Second Quarter 2003 10-Q

          The following table presents estimated amortization expense for each of the next five years:

Estimated Amortization Expense
(Dollars in thousands)

For the Year Ended December 31:
2003	$27,139
2004	24,591
2005	22,359
2006	20,506
2007	16,909

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

BB&T Corporation          Page 20          Second Quarter 2003 10-Q

Critical Accounting Policies

          The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses, valuation of mortgage servicing rights, intangible assets associated with mergers and acquisitions, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. BB&T’s significant accounting policies are discussed in detail in BB&T’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          The following is a summary of BB&T’s more significant accounting policies that are highly dependent on estimates, assumptions and judgments.

          The allowance for loan and lease losses is established and maintained at levels management deems adequate to cover probable losses inherent in the portfolio as of the balance sheet date, and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates of loan losses are determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration, the opinions of our regulators, and changes in the size, composition and risk assessment of the loan portfolio. Also included in management’s estimates of loan losses are considerations with respect to economic uncertainties. These events may include, but are not limited to, fluctuations in interest rates, political conditions, legislation that adversely affects lenders and economic conditions affecting specific geographical areas and industries in which BB&T conducts business.

          BB&T has a significant mortgage loan servicing portfolio and related mortgage servicing rights. Mortgage servicing rights represent the present value of the future net servicing fees from the right to service loans acquired or originated by BB&T. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of assumptions, including anticipated loan principal amortization and prepayments of principal. The value of capitalized mortgage servicing rights is significantly affected by interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. BB&T amortizes mortgage servicing rights over the estimated period that servicing income is expected to be received based on projections of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted periodically based on actual results and updated projections.

BB&T Corporation          Page 21          Second Quarter 2003 10-Q

          BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. Prior to 2002, BB&T’s mergers and acquisitions were accounted for using the pooling-of-interests and purchase business combination methods of accounting. Effective July 1, 2001, BB&T adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting. For purchase acquisitions, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed, at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill.

          The calculation of BB&T’s income tax provision is complex and requires the use of estimates and judgments in its determination. As part of the Company’s evaluation and implementation of business strategies, consideration is given to the tax laws and regulations that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments in order to evaluate the effect they may have on the Company’s overall tax position.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

          BB&T's total assets at June 30, 2003, were $80.4 billion, an increase of $228.0 million, or .3%, from December 31, 2002. The asset categories that produced the largest increases were loans and leases, including loans held for sale, and cash and interest bearing deposits with banks, which grew $1.4 billion and $312.6 million, or 2.7% and 15.0%, respectively. These increases were largely offset by declines of $1.6 billion in securities available for sale compared to December 31, 2002.

          Total deposits at June 30, 2003, increased $1.1 billion, or 2.1%, from December 31, 2002. Short-term borrowed funds declined $769.2 million, or 14.3%, and long-term debt decreased $756.5 million, or 5.6%, during the first six months of 2003. Total shareholders’ equity increased $315.5 million, or 4.3%, during the same time frame.

The factors causing the fluctuations in the major balance sheet categories are further discussed in the following sections.

BB&T Corporation          Page 22          Second Quarter 2003 10-Q

          During the third quarter of 2003, management announced plans to restructure the balance sheet in order to enhance future earnings, reduce interest rate risk and exposure to market volatility, improve the net interest margin, and re-align the securities portfolio. The restructuring includes transactions that affect mortgage loans, securities, long-term debt and the common stock repurchase program. These transactions are discussed more fully in the sections that follow.

Loans and Leases

          Management emphasizes commercial lending to small and medium-sized businesses, consumer lending and mortgage lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. For the first six months of 2003, average total loans were $54.0 billion, an increase of $5.0 billion, or 10.2%, compared to the same period in 2002. During the first six months of 2003, average commercial loans and leases totaled $29.2 billion, an increase of $1.9 billion, or 6.8%, compared to the same period in 2002 and composed 54.1% of the loan and lease portfolio compared to 55.7% for the first six months of 2002. Average mortgage loans totaled $10.9 billion and composed 20.2% of the loan and lease portfolio compared to 18.3% for the first six months of 2002. Average consumer loans, which include sales finance, revolving credit and direct retail, totaled $13.9 billion, an increase of $1.2 billion, or 9.3%, compared to the same period in 2002. Consumer loans composed the remaining 25.7% of the loan and lease portfolio compared to 26.0% for the first six months of 2002. Aided by the very low interest rate environment and resulting high volumes of mortgage loan originations and refinance activity, BB&T originated a record $11.2 billion of mortgage loans during the first six months of 2003 compared to $5.1 billion during the same period of 2002. Consequently, mortgage loans comprised a slightly higher percentage of BB&T’s total loan portfolio compared to 2002 while commercial loans and leases decreased slightly due to lower commercial loan demand.

          For the second quarter of 2003, average total loans were $54.4 billion, an increase of $4.1 billion, or 8.2%, compared to the same period in 2002. Average commercial loans and leases for the second quarter of 2003 totaled $29.3 billion, an increase of $1.1 billion, or 3.7% compared to the same period in 2002 and composed 53.9% of the loan and lease portfolio compared to 56.3% for the second quarter of 2002. Average mortgage loans totaled $11.0 billion and composed 20.3% of the loan and lease portfolio compared to 17.5% for the second quarter of 2002. Average consumer loans totaled $14.0 billion, an increase of $838.6 million, or 6.4%, compared to the same period in 2002 and composed the remaining 25.8% of the loan and lease portfolio compared to 26.2% for the second quarter of 2002.

          The growth rates of the average loans described above were affected by loan portfolios held by companies that were acquired in purchase transactions during the last six months of 2002 and the first six months of 2003. On September 13, 2002, loans totaling $1.2 billion were acquired through the purchase of Regional Financial Corp. (“Regional”). On March 14, 2003, loans totaling $320.5 million were acquired through the purchase of Equitable Bank (“Equitable”). Excluding the effect of purchase accounting transactions completed during 2002 and 2003, the average “internal” loan growth for the three months ended June 30, 2003, was 4.9% compared to the second quarter of 2002. By category, excluding the effects of purchase accounting transactions, average mortgage loans, including loans held for sale, increased 10.0%, average commercial loans and leases grew 2.6%, and average consumer loans increased 6.2% in the second quarter of 2003 compared to the same period of 2002. These rates are lower than BB&T’s historical internal rates for loan growth reflecting the effects of the prolonged economic slowdown.

BB&T Corporation          Page 23          Second Quarter 2003 10-Q

          The annualized fully taxable equivalent ("FTE") yields on commercial, consumer and mortgage loans for the first six months of 2003 were 5.68%, 7.92%, and 6.26%, respectively, resulting in an annualized yield on the total loan portfolio of 6.37%. The FTE yields on commercial, consumer and mortgage loans for the first six months of 2002 were 6.26%, 8.71%, and 7.29%, respectively, resulting in an annualized yield on the total loan portfolio of 7.08%. This reflects a decrease of 71 basis points in the annualized yield on the total loan portfolio during the first six months of 2003 in comparison to 2002. The decrease in yield resulted from a lower average prime rate during the first six months of 2003 compared to the same period in 2002, as well as the overall lower interest rate environment. At the beginning of 2002, after a series of interest rate reductions by the Federal Reserve during 2001, the federal funds rate was 1.75%. During the fourth quarter of 2002 and immediately preceding the end of the second quarter of 2003, the Federal Reserve further reduced the targeted federal funds rate to 1.25% and 1.00%, respectively. As a result of the Federal Reserve Board’s actions, the prime rate, which is the basis for pricing many commercial and consumer loans, averaged 4.25% during both the second quarter and first six months of 2003 compared to 4.75% during the comparable periods of 2002. The slower internal growth in the overall loan portfolio, combined with the decrease in the yield of the loan portfolio from 7.03% in the second quarter and 7.08% in the first six months of 2002 to 6.29% in the second quarter and 6.37% in the first six months of 2003, resulted in a decrease of 3.2% in interest income from loans and leases in the current quarter and a decrease of .8% in interest income from loans and leases during the first six months of 2003 compared to the 2002 periods.

          As part of the balance sheet restructuring discussed above, management intends to retain, rather than sell, up to $2.0 billion of mortgage loans from originations during the remainder of 2003. BB&T plans to retain these mortgage loans, in addition to the mortgage loans BB&T normally holds in the portfolio, in an effort to improve net interest income.

Securities

          Securities available for sale totaled $16.0 billion at June 30, 2003, a decrease of $1.6 billion, or 8.9%, compared with December 31, 2002. Securities available for sale had net unrealized gains, net of deferred income taxes, of $240.5 million at June 30, 2003, compared to net unrealized gains, net of deferred income taxes, of $329.1 million at December 31, 2002. Securities held to maturity totaled $55.1 million, a decrease of $424 thousand, or .8%, from year-end 2002. Trading securities totaled $180.7 million, an increase of $32.2 million, or 21.7%, compared to the balance at December 31, 2002.

          Average total securities for the first six months amounted to $16.9 billion, down .6% from the average during the first six months of 2002. For the second quarter of 2003, average securities totaled $17.4 billion, or .9% lower than the average balance for the second quarter of 2002.

BB&T Corporation          Page 24          Second Quarter 2003 10-Q

          The annualized FTE yield on the average total securities portfolio for the first six months of 2003 was 5.24%, a decrease of 121 basis points from the annualized yield earned in the first six months of 2002. This decrease in yield resulted principally from the prolonged low interest rate environment and purchases of lower-yielding securities. As BB&T’s higher yielding securities matured or were sold to realize gains to offset impairment writedowns on mortgage servicing rights, the resulting cash flows were reinvested in securities paying lower interest rates.

          The decrease in securities available for sale resulted from the sale of securities having a total par value of $5.0 billion and $165 million in the second quarters of 2003 and 2002, respectively, which created net gains totaling $109.5 million and $19.7 million, respectively. The gains were taken principally to economically offset increases in the valuation allowance recorded to reduce the carrying value of BB&T’s mortgage servicing rights to estimated fair value.

          As part of the balance sheet restructuring undertaken in the second and third quarters of 2003, management reduced investments in securities by approximately $4.0 billion, instead utilizing these and other funds to retain up to $2.0 billion in additional mortgage loans over the remainder of 2003, as previously discussed, and to prepay $2.9 billion in long-term debt.

Other Interest Earning Assets

          Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $206.6 million at June 30, 2003, a decrease of $87.8 million, or 29.8%, compared to December 31, 2002. Interest-bearing deposits with banks increased $178.7 million, or 120.7%, compared to year-end 2002. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets for the first six months of 2003 was 1.47%, a decrease of 55 basis points from the 2.02% earned on these assets during the first six months of 2002. The decrease in the yield on other interest-earning assets is principally the result of the decline in the average federal funds rate as previously discussed.

Goodwill and Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $113.4 million from December 31, 2002, to June 30, 2003. The increase resulted primarily from higher prepaid expenses and bank owned life insurance, which increased $102.7 million and $49.4 million, respectively. These increases were partially offset by a decrease in the value of mortgage servicing rights of $98.5 million.

BB&T Corporation          Page 25          Second Quarter 2003 10-Q

          Other assets include $220.3 million of net mortgage servicing rights. These assets are reflected net of an allowance for impairment, which totaled $364.0 million at June 30, 2003. Management is currently evaluating BB&T’s mortgage servicing rights and the related valuation allowance to determine whether any portion of the valuation allowance is unrecoverable. If such a determination is made, BB&T will reduce mortgage servicing rights and the associated allowance for impairment by the amount that is determined to be unrecoverable. Any such reduction in mortgage servicing rights will result in a reduction in the future amortization of mortgage servicing rights.

Deposits

          Deposits at June 30, 2003, totaled $52.4 billion, an increase of $1.1 billion, or 2.1%, from December 31, 2002. Average deposits for the first six months of 2003 increased $4.7 billion, or 9.9%, compared to the first six months of 2002. The categories of deposits with the highest average rates of growth were money rate savings accounts, including investor deposit accounts, which increased $2.1 billion, or 15.1%, noninterest-bearing deposits, which increased $1.2 billion, or 17.3%, and CD’s and other time deposits, which increased $1.4 billion, or 6.2%. The growth realized in these deposit categories was slightly offset by a decline of $46.6 million, or 1.4%, in average savings and interest checking accounts.

          For the second quarter, average deposits increased $3.5 billion, or 7.1%. Average total transactions accounts, which include noninterest-bearing deposits, savings, interest checking and money rate savings, totaled $28.0 billion for the second quarter, an increase of $2.7 billion, or 10.6%, compared to the second quarter of 2002. Average time deposits for the second quarter totaled $24.8 billion, which represents an increase of $817.2 million, or 3.4%, compared to the second quarter of 2002.

          The growth in average deposits during the first half of 2003 compared to the corresponding period of 2002 includes the effect of deposits acquired in purchase accounting transactions completed during the last six months of 2002 and the first six months of 2003. The purchase of Equitable in the first quarter of 2003 resulted in the addition of $292.9 million in deposits. During the last six months of 2002, the purchase of Regional added $1.1 billion in deposits. If the effects of purchase accounting transactions were excluded, average deposits for the six months ended June 30, 2003, increased 4.0% compared to the same time period of 2002. For the second quarter of 2003, total average deposits, excluding the effects of purchase accounting transactions, increased 4.2% compared to the second quarter of 2002.

          The annualized average rate paid on total interest-bearing deposits during the first six months of 2003 was 1.82%, a decrease of 75 basis points compared to 2002. The decrease in the average rate paid resulted from the lower interest rate environment that existed during 2003 compared to 2002, which included the previously discussed 75 basis point decrease in the average federal funds rate.

BB&T Corporation          Page 26          Second Quarter 2003 10-Q

Borrowings

          At June 30, 2003, short-term borrowed funds totaled $4.6 billion, a decrease of $769.2 million, or 14.3%, compared to December 31, 2002. For the second quarter of 2003, average short-term borrowed funds totaled $4.7 billion, a decrease of $1.0 billion, or 18.0%, from the comparable period of 2002. For the six months ended June 30, 2003, average short-term borrowed funds totaled $4.4 billion, a decrease of $1.5 billion, or 25.2%, compared to the first six months of 2002. The decrease in short-term borrowed funds resulted from a shift in the Company’s funding mix to borrowings with longer maturities, given the low interest rate environment. The average annualized rate paid on short-term borrowed funds was 1.32% for the first six months of 2003, a decrease of 50 basis points from the average rate of 1.82% paid in the comparable period of 2002. This decrease in the cost of short-term borrowed funds resulted from the lower interest rate environment that has existed during 2003 compared to 2002, which included a 75 basis point decrease in the average federal funds rate.

          Long-term debt consists primarily of Federal Home Loan Bank (“FHLB”) advances to BB&T’s banking subsidiaries and corporate subordinated notes. Long-term debt has been utilized for a variety of funding needs, including the repurchase of common stock. Long-term debt totaled $12.8 billion at June 30, 2003, down $756.5 million, or 5.6%, from the balance at December 31, 2002. For the second quarter of 2003, average long-term debt totaled $13.2 billion, an increase of $1.9 billion, or 16.7%, compared to the second quarter of 2002. For the six months ended June 30, 2003, average long-term borrowed funds were $13.4 billion, up $1.9 billion, or 17.0%, compared to the first six months of 2002. The average annualized rate paid on long-term borrowed funds was 4.10% for the first six months of 2003, a decrease of 111 basis points from the average rate of 5.21% paid for the first six months of 2002.

          In connection with the aforementioned balance sheet restructuring, BB&T refinanced $3.0 billion of FHLB advances during the second quarter of 2003, lowering the current annual interest rate paid on these advances during the next five years, after which the FHLB has the option to increase the interest rate paid on such advances. Because the refinancing gave rise to substantially similar debt, the transaction resulted in no immediate gain or loss. During the third quarter of 2003, BB&T prepaid $2.9 billion in FHLB advances using funds from reducing the size of the securities portfolio. The transaction resulted in prepayment penalties that will reduce third quarter after-tax earnings by $250.1 million. The reduction in higher-cost long-term debt is intended to improve future net interest income and net interest margins.

Asset Quality

          Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $445.6 million at June 30, 2003, compared to $451.7 million at December 31, 2002. As a percentage of loans and leases plus foreclosed property, nonperforming assets were .81% at June 30, 2003, down from ..84% at December 31, 2002. Loans 90 days or more past due and still accruing interest totaled $97.5 million at June 30, 2003, compared to $115.0 million at year-end 2002.

BB&T Corporation          Page 27          Second Quarter 2003 10-Q

          BB&T’s net charge-offs totaled $58.2 million for the second quarter and amounted to ..43% of average loans and leases, on an annualized basis, compared to $58.1 million, or .46% of average loans and leases, on an annualized basis, in the corresponding period in 2002. For the six months ended June 30, 2003 and 2002, net charge-offs totaled $120.9 million and $114.3 million, respectively, and represented .45% and .47%, respectively, of average loans and leases on an annualized basis.

          The allowance for loan and lease losses totaled $719.6 million at June 30, 2003, compared to $723.7 million at December 31, 2002, a decrease of .6%. The allowance amounted to 1.31% of loans and leases outstanding at June 30, 2003, compared to 1.35% at year-end 2002. Excluding loans held for sale, the allowance for loan and lease losses was 1.39% and 1.42% of loans and leases at June 30, 2003 and December 31, 2002, respectively. During the first quarter of 2003, BB&T transferred $9.0 million, or 1.2%, of the allowance for loan and lease losses to other liabilities. The amount transferred related to BB&T’s unfunded commitments. The transfer had no affect on consolidated results of operations.

          The provision for loan and lease losses for the second quarter of 2003 was $61.5 million, compared to $58.5 million during the same period in 2002. For the six months ended June 30, 2003, the provision for loan and lease losses totaled $124.5 million compared to $115.0 million in 2002.

          Asset quality statistics for the last five calendar quarters are presented in the accompanying table.

BB&T Corporation          Page 28          Second Quarter 2003 10-Q

ASSET QUALITY ANALYSIS
(Dollars in thousands)

	For the Three Months Ended

	6/30/03	3/31/03	12/31/02	9/30/02	6/30/02

Allowance For Loan & Lease Losses
Beginning balance	$716,276	$723,685	$723,688	$706,446	$705,905
Allowance for acquired loans, net	–	1,267	(16,075)	16,861	136
Reclassification of allowance related
to unfunded commitments	–	(8,986)	–	–	–
Provision for loan and lease losses	61,500	63,000	84,700	64,000	58,500
Net charge-offs	(58,200)	(62,690)	(68,628)	(63,619)	(58,095)

Ending balance	$719,576	$716,276	$723,685	$723,688	$706,446

Risk Assets
Nonaccrual loans and leases	$363,524	$392,701	$374,842	$358,823	$335,287
Foreclosed real estate	64,347	60,110	55,448	46,378	49,009
Other foreclosed property	17,575	21,714	21,199	17,712	15,803
Restructured loans	145	175	175	2,358	–

Total nonperforming assets	$445,591	$474,700	$451,664	$425,271	$400,099

Loans 90 days or more past due
and still accruing	$97,479	$93,609	$115,047	$100,147	$98,143

Asset Quality Ratios
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases*	.66%		.73%		.70%		.68%		.66%
Total nonperforming assets as a percentage of:
Total assets	.55		.60		.56		.54		.52
Loans and leases plus foreclosed property*	.81		.88		.84		.80		.79
Net charge-offs as a percentage of
average loans and leases*	.43		.47		.51		.49		.46
Net charge-offs excluding specialized
lending as a percentage of average
loans and leases**	.31		.35		.40		.39		.37
Allowance for loan and lease losses as a
percentage of loans and leases*	1.31		1.33		1.35		1.36		1.40
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.39		1.39		1.42		1.42		1.43
Ratio of allowance for loan and lease losses to:
Net charge-offs	3.08	x	2.82	x	2.66	x	2.87	x	3.03	x
Nonaccrual and restructured loans and leases	1.98		1.82		1.93		2.00		2.11

* All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.
** Excludes net charge-offs and average loans from BB&T's specialized lending operations.

Back to Index

BB&T Corporation          Page 29          Second Quarter 2003 10-Q

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

BB&T Corporation          Page 30          Second Quarter 2003 10-Q

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

          The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months under the “most likely” interest rate scenario incorporated into the Interest Sensitivity Simulation computer model. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets, cash flows and maturities of derivative financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, customer preferences, and capital plans. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates. The interest sensitivity simulation analysis as of June 30, 2003 includes the impact of the First Virginia acquisition, which was consummated July 1, 2003.

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical

			Percentage Change in
Linear	Prime Rate		Net Interest Income

Change in	June 30,		June 30,

Prime Rate	2003	2002	2003		2002

3.00	7.00%	7.75%	(0.18	) %	2.92%
1.50	5.50	6.25	0.12		1.39
(1.00)	3.00	NA	(2.00)		NA
(1.50)	NA	3.25	NA		(2.98)
(3.00)	NA	1.75	NA		(3.99)

NA = Not Applicable

          Management has established parameters for asset/liability management which prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over six months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management’s ongoing objective to effectively manage the impact of changes in interest rates and minimize any resulting negative effect on earnings.

BB&T Corporation          Page 31          Second Quarter 2003 10-Q

Derivative Financial Instruments

          BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, collars, financial forwards and futures contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to hedge business loans, mortgage loan origination activities, federal funds purchased, long-term debt and certificates of deposit. BB&T also used derivatives to facilitate transactions on behalf of its clients.

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. On June 30, 2003, BB&T had derivative financial instruments outstanding with notional amounts totaling $12.4 billion. The estimated fair value of open contracts reflected net unrealized gains of $274.7 million at June 30, 2003.

          Credit risk related to derivatives arises when notional amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals with national market makers with strong credit ratings and its clients in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements and, in certain instances, collateral agreements, with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure at June 30, 2003 was not material.

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at June 30, 2003:

BB&T Corporation          Page 32          Second Quarter 2003 10-Q

Derivative Financial Instruments
June 30, 2003
(Dollars in thousands)

		Average	Average	Estimated
	Notional	Receive	Pay	Fair
	Amount	Rate	Rate	Value

Receive fixed swaps	$5,010,303	4.37%	1.91%	$279,284
Pay fixed swaps	482,870	1.40%	3.73%	(23,562)
Caps, floors & collars	1,373,467	--	--	3,939
Foreign exchange contracts	201,666	--	--	438
Futures contracts	9,139	--	--	117
Interest rate lock commitments	1,117,780	--	--	14,990
Forward mortgage loan contracts	3,821,900	--	--	(2,089)
Options on contracts purchased	360,000	--	--	1,632

Total	$12,377,125			$274,749

Derivative Classifications and Hedging Relationships
(Dollars in thousands)

	June 30, 2003

	Notional	Fair Value

	Amount	Gain	Loss

Derivatives Designated as Cash Flow Hedges:
Hedging Business Loans	$3,150,000	$103,040	$--
Hedging Short-term Borrowed Funds	1,250,000	3,939	--

Derivatives Designated as Fair Value Hedges:
Hedging Business Loans	22,567	--	630
Hedging Long-term Debt	1,400,000	153,312	--

Derivatives Not Designated as Hedges	6,554,558	40,390	25,302

Total	$12,377,125	$300,681	$25,932

Contractual Obligations, Contingent Liabilities and Other Commitments

BB&T utilizes a variety of financial instruments to meet the financial needs of its clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and financial guarantees, interest rate caps and floors written, interest rate swaps and forward and futures contracts. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2002, for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. A discussion of BB&T’s derivative financial instruments is included in the “Derivative Financial Instruments” section herein.

Back to Index

BB&T Corporation          Page 33          Second Quarter 2003 10-Q

CAPITAL ADEQUACY AND RESOURCES

          The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T’s principal goals related to capital management are to provide an adequate return to shareholders while retaining a sufficient base from which to support future growth and to comply with all regulatory standards.

          Total shareholders’ equity was $7.7 billion at June 30, 2003, and $7.4 billion at December 31, 2002. BB&T’s book value per common share at June 30, 2003 was $16.32 compared to $15.70 at December 31, 2002.

          Bank holding companies and their subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Risk-based capital ratios measure capital as a percentage of a combination of risk-weighted balance sheet and off-balance sheet risks. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by Federal bank regulatory pronouncements.

          Tier 1 capital (common shareholders’ equity excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale, and unrealized gains or losses on cash flow hedges, net of deferred income taxes, plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets and certain nonfinancial equity investments) is required to be at least 4% of risk-weighted assets, and total regulatory capital (the sum of Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier 1 capital.

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

BB&T Corporation          Page 34          Second Quarter 2003 10-Q

CAPITAL RATIOS

	2003		2002

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Risk-based capital ratios:
Tier 1 capital	9.7%	9.5%	9.2%	9.7%	9.7%
Total capital	13.8	13.8	13.4	13.5	12.8
Tier 1 leverage ratio	7.2	7.2	6.9	7.3	7.3

          During the first six months of 2003 and 2002, BB&T repurchased 1.6 million and 7.0 million shares at a cost, of $65.5 million and $265.3 million, respectively. Also, on July 22, 2003, BB&T repurchased an additional 12.0 million shares of common stock pursuant to an accelerated share repurchase program. The accelerated share repurchase agreement provides for the final settlement of the contract in either cash or additional shares of BB&T’s common stock at BB&T’s sole discretion.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the second quarter of 2003 totaled $316.2 million, a decrease of 3.6% compared to the $328.0 million earned during the comparable quarter of 2002. On a diluted per share basis, earnings for the three months ended June 30, 2003, were $.67, compared to $.68 for the same period in 2002, a decrease of 1.5%. BB&T’s results of operations for the second quarter of 2003 produced an annualized return on average assets of 1.57% and an annualized return on average shareholders’ equity of 16.38% compared to prior year ratios of 1.74% and 18.38%, respectively.

          Net income for the six months ended June 30, 2003, totaled $644.0 million, an increase of $6.4 million, or 1.0%, compared to the $637.6 million earned during the comparable period of 2002. On a diluted per share basis, earnings for the first six months of 2003 and 2002 were $1.36 and $1.34, respectively, which represents a 1.5% increase. BB&T’s results of operations for the first six months of 2003 produced an annualized return on average assets of 1.62% and an annualized return on average shareholders’ equity of 17.06% compared to prior year ratios of 1.75% and 18.87%, respectively.

          The following table sets forth selected financial ratios for the last five calendar quarters:

BB&T Corporation          Page 35          Second Quarter 2003 10-Q

ANNUALIZED
PROFITABILITY MEASURES

	2003		2002

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Return on average assets	1.57%	1.68%	1.71%	1.68%	1.74%
Return on average shareholders' equity	16.38	17.78	17.97	17.66	18.38
Net interest margin (taxable equivalent)	4.06	4.13	4.22	4.25	4.27

Merger-Related and Restructuring Charges

          BB&T recorded certain merger-related and restructuring costs during both 2003 and 2002. For the second quarter of 2003, BB&T recorded $7.0 million in net after-tax charges primarily associated with the acquisition of First Virginia and the acquisitions and systems conversions of Regional and Equitable. During the second quarter of 2002, BB&T incurred $1.1 million in net after-tax charges primarily associated with the acquisitions of Community First Banking Company (“CFBC”), Area Bancshares Corporation (“AREA”) and MidAmerica Bancorp (“MidAmerica”), as well as systems conversion costs related to other mergers. Merger-related and restructuring charges typically include, but are not limited to, personnel-related expenses such as staff relocation, severance benefits, early retirement packages and contract settlements; occupancy, furniture and equipment expenses including branch consolidation; and other costs, such as asset write-offs, professional fees, etc. For the six months ended June 30, 2003 and 2002, BB&T incurred $10.0 million and $10.4 million, respectively, in net after-tax charges primarily associated with the same purchase acquisitions that affected the respective second quarters of 2003 and 2002.

          During the second quarter of 2003, BB&T recorded pre-tax merger-related and restructuring charges of $10.8 million, which are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expenses. These expenses were recorded in connection with the first quarter acquisition of Equitable and the acquisition of First Virginia, as well as the 2002 merger and systems conversion of Regional. For the six months ended June 30, 2003, BB&T recorded pre-tax merger-related and restructuring charges of $15.5 million, which are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expenses.

          During the second quarter of 2002, BB&T recorded pre-tax merger-related and restructuring charges of $1.6 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. These expenses were recorded in connection with the systems conversion of CFBC, as well as the first quarter acquisitions of AREA and MidAmerica. For the six months ended June 30, 2002, BB&T recorded pre-tax merger-related and restructuring charges of $16.2 million, which are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expenses.

BB&T Corporation          Page 36          Second Quarter 2003 10-Q

          The following table presents the components of merger-related and restructuring charges included in noninterest expenses. This table includes increases and decreases to previously recorded merger-related accruals as well as period expenses for merger-related items that must be expensed as incurred. Items that are required to be expensed as incurred include certain expenses associated with systems conversions, data processing, training, travel and other costs.

Summary of Merger-Related and Restructuring Charges

(Dollars in thousands)

	For the Six Months Ended June 30,

	2003	2002

Severance and personnel-related costs	$1,630	$860
Occupancy and equipment charges	4,231	5,379
Marketing and public relations	5,712	5,716
Systems conversions, asset write-offs,
conforming policies and other	3,931	4,218

Total	$15,504	$16,173

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

BB&T Corporation          Page 37          Second Quarter 2003 10-Q

	One Valley Bancorp, Inc.

	(Dollars in thousands)

	Balance		Balance		Balance
	December 31,	Utilized in	December 31,	Utilized in	June 30,
	2001	2002	2002	2003	2003

Severance and personnel-related charges	$--	$--	$--	$--	$--
Occupancy and equipment charges	4,640	3,912	728	728	--
Systems conversions and related charges	11	11	--	--	--
Other merger-related charges	--	--	--	--	--

Total	$4,651	$3,923	$728	$728	$--

	F&M National Corporation

	(Dollars in thousands)

	Balance			Balance		Balance
	December 31,	Additions in	Utilized in	December 31,	Utilized in	June 30,
	2001	2002	2002	2002	2003	2003

Severance and personnel-related charges	$11,055	$1,417	$11,592	$880	$445	$435
Occupancy and equipment charges	10,992	--	797	10,195	3,309	6,886
Systems conversions and related charges	4,375	2,825	7,200	--	--	--
Other merger-related charges	3,110	--	2,113	997	10	987

Total	$29,532	$4,242	$21,702	$12,072	$3,764	$8,308

          The remaining accruals at June 30, 2003, for F&M National Corporation are related primarily to costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future upon termination of the various leases and sale of duplicate property. These accruals are expected to be utilized in 2003 unless they relate to specific contracts expiring in later years.

          Activity with respect to the merger and restructuring accruals for all other mergers, which are discussed above, is presented in the accompanying table:

BB&T Corporation          Page 38          Second Quarter 2003 10-Q

	All Other Merger Activity

	(Dollars in thousands)

	Balance			Balance			Balance
	December 31,	Additions in	Utilized in	December 31,	Additions in	Utilized in	June 30,
	2001	2002	2002	2002	2003	2003	2003

Severance and personnel-related charges	$20,316	$38,597	$42,964	$15,949	$3,707	$9,208	$10,448
Occupancy and equipment charges	21,431	31,668	22,269	30,830	3,437	20,947	13,320
Systems conversions and related charges	6,953	9,453	14,668	1,738	940	2,678	--
Other merger-related charges	12,000	21,438	23,154	10,284	12,714	16,472	6,526

Total	$60,700	$101,156	$103,055	$58,801	$20,798	$49,305	$30,294

          Liabilities for severance and personnel-related costs relate to severance liabilities that will be paid out based on such factors as expected termination dates, the provisions of employment contracts and the terms of BB&T’s severance plans. Occupancy and equipment accruals relate to costs to exit certain leases and to dispose of excess facilities and equipment. Such liabilities will be utilized upon termination of the various leases and sale of duplicate property. Liabilities associated with systems conversions relate to termination penalties on contracts with information technology service providers. Such liabilities will be utilized as the contracts are paid out and expire. Other merger-related liabilities typically relate to other miscellaneous accruals such as litigation, accruals to conform accounting policies, and other similar charges.

          Because BB&T often has multiple merger integrations in process, and, due to limited resources, must schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals may cover an extended period of time. In general, the majority of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate employment positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. Most of the remaining accruals at June 30, 2003, are expected to be utilized during 2003, unless they relate to specific contracts that expire in later years.

          The accruals utilized during 2003 in the table entitled “All Other Merger Accrual Activity” above include reversals of $24.2 million of previously recorded merger-related and restructuring accruals principally related to the finalization of estimates for employee terminations, contract cancellations and occupancy costs primarily in connection with the AREA and MidAmerica acquisitions. Of the above reversals, $21.4 million reflect adjustments to goodwill and had no effect on BB&T’s consolidated results of operations and the remaining $2.8 million are reflected as a reduction of merger-related and restructuring charges.

BB&T Corporation          Page 39          Second Quarter 2003 10-Q

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $731.6 million for the second quarter of 2003 compared to $727.2 million for the same period in 2002, an increase of $4.4 million, or .6%. For the three months ended June 30, 2003, average earning assets increased $4.1 billion, or 6.0%, compared to the same period of 2002, while average interest-bearing liabilities increased by $3.2 billion, or 5.4%, and the net interest margin decreased from 4.27% in the second quarter of 2002 to 4.06% in the current quarter. The 21 basis point decrease in the net interest margin was a result of several factors. During November 2002, the Federal Reserve reduced the targeted federal funds rate by 50 basis points to 1.25% where it remained until mid-June 2003 when it was further reduced by an additional 25 basis points to 1.00%. As a result of the Federal Reserve actions and the prolonged weakness in the economy, interest rates continued to trend downward. These factors, in combination with the reinvestment of the proceeds from the sales, maturities and prepayments of securities and loans, resulted in the average yield on interest earning assets for the second quarter of 2003 declining 86 basis points from the comparable yield in the second quarter of 2002, while the average cost of funds for the 2003 quarter decreased 73 basis points compared to the second quarter of 2002. The net interest margin was also adversely affected by the additional interest expense incurred in connection with BB&T’s stock buy-back program.

          For the six months ended June 30, 2003, net interest income on an FTE basis was $1.5 billion compared to $1.4 billion for the same period in 2002, an increase of $41.3 million, or 2.9%. Average earning assets for the first six months of 2003 increased $5.0 billion, or 7.5%, while average interest-bearing liabilities increased $4.0 billion, or 6.9%, compared to the first six months of 2002. The net interest margin for six months ended June 30, 2003, was 4.09%, down from 4.26% for the first six months of 2002. The decrease resulted from the same factors that affected the quarterly comparison described above.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the second quarter and first six months of 2003 compared to the same periods in 2002, and the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation          Page 40          Second Quarter 2003 10-Q

Net Interest Income and Rate / Volume Analysis
For the Three Months Ended June 30, 2003 and 2002

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

Fully Taxable Equivalent - (Dollars in thousands)	2003	2002	2003	2002	2003	2002	(Decrease)	Rate (6)	Volume (6)

Assets
Securities (1):
U.S. Treasury, government and other (5)	$16,615,559	$16,622,342	4.90%	6.23%	$203,478	$258,759	$(55,281)	$(55,024)	$(257)
States and political subdivisions	817,364	971,263	7.53	7.45	15,394	18,078	(2,684)	204	(2,888)

Total securities (5)	17,432,923	17,593,605	5.02	6.29	218,872	276,837	(57,965)	(54,820)	(3,145)
Other earning assets (2)	514,879	354,745	1.36	1.76	1,744	1,554	190	(406)	596
Loans and leases, net
of unearned income (1)(3)(4)(5)	54,380,475	50,265,837	6.29	7.03	853,094	881,019	(27,925)	(96,726)	68,801

Total earning assets	72,328,277	68,214,187	5.95	6.81	1,073,710	1,159,410	(85,700)	(151,952)	66,252

Non-earning assets	8,684,685	7,324,013

Total assets	$81,012,962	$75,538,200

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$3,303,608	$3,568,247	0.38	0.76	3,167	6,746	(3,579)	(3,111)	(468)
Money rate savings	16,406,576	14,617,809	0.86	1.13	35,064	41,191	(6,127)	(10,758)	4,631
Certificates of deposit and other time deposits	24,824,328	24,007,125	2.49	3.51	154,274	210,250	(55,976)	(62,915)	6,939

Total interest-bearing deposits	44,534,512	42,193,181	1.73	2.45	192,505	258,187	(65,682)	(76,784)	11,102

Short-term borrowed funds	4,744,761	5,788,023	1.29	1.83	15,494	26,464	(10,970)	(6,971)	(3,999)
Long-term debt	13,173,214	11,287,626	4.04	5.24	134,112	147,518	(13,406)	(36,984)	23,578

Total interest-bearing liabilities	62,452,487	59,268,830	2.19	2.92	342,111	432,169	(90,058)	(120,739)	30,681

Noninterest-bearing deposits	8,326,827	7,157,722
Other liabilities	2,488,253	1,955,048
Shareholders' equity	7,745,395	7,156,600

Total liabilities and
shareholders' equity	$81,012,962	$75,538,200

Average interest rate spread			3.76	3.89
Net yield on earning assets			4.06%	4.27%	$731,599	$727,241	$4,358	$(31,213)	$35,571

Taxable equivalent adjustment					$28,179	$37,210

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Changes in interest income and expense attributable to both changes in interest rates and changes in volumes are allocated proportionately.

BB&T Corporation          Page 41          Second Quarter 2003 10-Q

Net Interest Income and Rate / Volume Analysis
For the Six Months Ended June 30, 2003 and 2002

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

Fully Taxable Equivalent - (Dollars in thousands)	2003	2002	2003	2002	2003	2002	(Decrease)	Rate (6)	Volume (6)

Assets
Securities (1):
U.S. Treasury, government and other (5)	$16,099,156	$16,061,776	5.13%	6.38%	$412,679	$512,583	$(99,904)	$(100,263)	$359
States and political subdivisions	834,241	978,860	7.46	7.47	31,133	36,580	(5,447)	(94)	(5,353)

Total securities (5)	16,933,397	17,040,636	5.24	6.45	443,812	549,163	(105,351)	(100,357)	(4,994)
Other earning assets (2)	483,618	404,904	1.47	2.02	3,545	4,047	(502)	(1,224)	722
Loans and leases, net
of unearned income (1)(3)(4)(5)	54,046,660	49,056,294	6.37	7.08	1,711,231	1,725,817	(14,586)	(181,301)	166,715

Total earning assets	71,463,675	66,501,834	6.07	6.89	2,158,588	2,279,027	(120,439)	(282,882)	162,443

Non-earning assets	8,625,092	7,019,349

Total assets	$80,088,767	$73,521,183

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$3,339,126	$3,385,771	0.43	0.78	7,081	13,129	(6,048)	(5,870)	(178)
Money rate savings	16,317,831	14,171,994	0.91	1.13	73,264	79,660	(6,396)	(17,415)	11,019
Certificates of deposit and other time deposits	24,574,832	23,146,790	2.62	3.70	319,784	425,000	(105,216)	(130,101)	24,885

Total interest-bearing deposits	44,231,789	40,704,555	1.82	2.57	400,129	517,789	(117,660)	(153,386)	35,726

Short-term borrowed funds	4,384,035	5,858,939	1.32	1.82	29,158	52,913	(23,755)	(12,619)	(11,136)
Long-term debt	13,376,650	11,429,177	4.10	5.21	275,526	295,828	(20,302)	(68,607)	48,305

Total interest-bearing liabilities	61,992,474	57,992,671	2.28	3.01	704,813	866,530	(161,717)	(234,612)	72,895

Noninterest-bearing deposits	8,008,885	6,830,019
Other liabilities	2,475,395	1,883,752
Shareholders' equity	7,612,013	6,814,741

Total liabilities and
shareholders' equity	$80,088,767	$73,521,183

Average interest rate spread			3.79	3.88
Net yield on earning assets			4.09%	4.26%	$1,453,775	$1,412,497	$41,278	$(48,270)	$89,548

Taxable equivalent adjustment					$58,177	$75,200

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Changes in interest income and expense attributable to both changes in interest rates and changes in volumes are allocated proportionately.

BB&T Corporation          Page 42          Second Quarter 2003 10-Q

Noninterest Income

          Noninterest income for the three months ended June 30, 2003, was $461.1 million compared to $384.9 million for the same period in 2002, an increase of $76.2 million, or 19.8%. Noninterest income increased primarily due to substantial growth in gains from sales of securities available for sale and growth in insurance commissions from BB&T’s agency network as well as higher revenue generated from other nondeposit fees and commissions. These increases were partially offset by a loss from mortgage banking. For the six months ended June 30, 2003, noninterest income totaled $906.0 million, an increase of $163.6 million, or 22.0%, compared to the same period in 2002. The increase in noninterest income for the period ended June 30, 2003, was primarily driven by the same factors that affected quarterly growth.

          Service charges on deposits totaled $96.6 million for the second quarter of 2003, down $5.2 million, or 5.1%, compared to the second quarter of 2002. For the first six months of 2003, service charges on deposits totaled $193.4 million, an increase of $1.4 million, or .7%, compared to the same period in 2002. Due to the low interest rate environment, many commercial customers have intentionally opted for no fee deposit accounts instead of traditional higher fee interest bearing commercial deposit accounts. In addition, reduction in the pricing of certain deposit-related services and the introduction of new lower-fee deposit products in response to market conditions and competition within BB&T’s footprint were the major reasons for the decrease in service charges on deposits in the second quarter of 2003 compared to 2002. The slight increase in service charges on deposits for the first six months of 2003 was the result of increased NSF and overdraft charges, which contributed $8.0 million and more than offset the decrease of $6.6 million caused by the pricing changes and the introduction of new deposit products discussed above.

          Trust income totaled $26.2 million for the current quarter, an increase of $2.1 million, or 8.5%, compared to the same period a year ago. For the first six months of 2003, trust income totaled $52.3 million, up $4.9 million, or 10.4%, compared to the same period in 2002. The increase in trust income was due primarily to an increase in the value of trust assets under management, including custodial accounts, which totaled $25.8 billion at June 30, 2003, up from $23.0 billion at June 30, 2002, along with similar increases in mutual fund and estate management fees. The increases in trust assets and fees resulted from assets and income attributable to purchase acquisitions completed during the last two years as well as internal growth and the recent strength in the stock market.

          Investment banking and brokerage fees and commissions totaled $60.1 million during the second quarter of 2003, an increase of $4.1 million, or 7.2%, compared to the second quarter of 2002. For the six months, investment banking and brokerage fees and commissions totaled $112.0 million, an increase of $3.1 million, or 2.8%, compared to the same period in 2002. The increase in this category of revenue for the second quarter and the first six months of 2003 resulted primarily from growth in fee income and trading income at Scott & Stringfellow, BB&T’s wholly-owned investment banking and brokerage subsidiary, which contributed $4.5 million and $3.5 million of the increase for each period, respectively. These were partially offset by a decline in retail brokerage commissions.

BB&T Corporation          Page 43          Second Quarter 2003 10-Q

          Insurance commissions totaled $101.5 million for the second quarter of 2003, an increase of $23.5 million, or 30.0%, compared to the same three-month period of 2002. For the first six months of 2003, insurance commissions totaled $190.2 million, up $44.7 million, or 30.8%, compared to the same period last year. Internal growth combined with the expansion of BB&T’s insurance network through acquisitions of insurance agencies during 2003 and 2002, the largest of which was CRC Insurance Services (“CRC”), generated this strong growth. Revenues from CRC, a wholesale insurance broker, contributed $15.7 million in revenue growth for the current quarter and $32.3 million for the first six months of 2003. Furthermore, property and casualty insurance commissions increased $3.1 million and credit insurance commissions increased $2.8 million compared with the second quarter of 2002. In addition to the factors that influenced second quarter growth, the 30.8% increase in insurance commissions during for the first six months of 2003 was driven by growth in employee benefits commissions, insurance fees and charges and accident and health insurance premium income, which increased $3.6 million, $2.5 million, and $3.8 million, respectively compared to the same period of 2002.

          BB&T recorded a net loss from mortgage banking activities totaling $32.7 million for the second quarter of 2003, a decrease of $57.4 million, compared to mortgage banking revenue of $24.7 million for the second quarter of 2002. For the current quarter, servicing fee income increased $2.5 million, origination fees on loans sold increased $4.1 million, and gains from loans sold increased $43.5 million from the 2002 quarter. Such increases reflect the continued momentum in mortgage originations as a result of the low interest rate environment. During the current quarter, BB&T originated a record $6.0 billion of mortgage loans compared to $2.3 billion during the 2002 quarter. While lower interest rates in 2003 contributed to high mortgage origination and refinance volume, they also resulted in higher prepayment speed assumptions for existing serviced loans, which lowered the value of BB&T’s mortgage servicing rights and resulted in the second quarter loss from mortgage banking activities. BB&T recorded a $109.3 million writedown to reduce the carrying value of BB&T’s capitalized mortgage servicing rights during the current quarter compared to $15.8 million recorded during the second quarter of 2002. The reductions in the carrying value of the mortgage servicing rights as a result of the additions to the valuation allowance were substantially economically offset by gains from sales of securities available for sale. For the first six months of 2003, income from mortgage banking activities totaled $27.3 million, down $30.8 million, or 53.1%, compared to the same period in 2002. The decrease in year-to-date mortgage banking income also resulted from writedowns in the carrying value of BB&T’s mortgage servicing rights, which more than offset increases in servicing fee income of $8.6 million, gains from sales of loans of $92.5 million, and underwriting fees of $11.5 million over the comparable period of 2002. For the six months ended June 30, 2003, BB&T recorded $146.2 million in impairment charges of mortgage servicing rights compared to $25.5 million recorded during the same period of 2002. In addition, beginning in the first quarter of 2003, BB&T reclassified the expense associated with the amortization of mortgage servicing rights to be reflected as a reduction of mortgage banking income. The amortization was previously reported as part of noninterest expenses. As a result, $49.8 million and $19.3 million of mortgage servicing rights amortization expenses were included in noninterest income for the quarters ending June 30, 2003 and 2002, respectively.

BB&T Corporation          Page 44          Second Quarter 2003 10-Q

          Other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $60.8 million for the second quarter of 2003, an increase of $8.7 million, or 16.6%, compared to the three months ended June 30, 2002. For the six months ended June 30, 2003, other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $117.0 million, an increase of $20.8 million, or 21.6%, compared to the same period in 2002. The principal drivers of the second quarter increase were check card interchange fees and bankcard income, which increased $2.0 million and $2.2 million, respectively, compared to the same period in 2002. The 21.6% increase in other nondeposit fees and commissions, including bankcard fees and merchant discounts, for the first six months of 2003 was also primarily driven by growth in check card interchange fees and bankcard income, which increased $4.6 million and $4.7 million, respectively, compared to the same period of 2002. In addition, debit card network interchange income, money orders fees, and official check outsourcing fees each increased $1.5 million each over the same time period.

          Net securities gains increased $89.8 million during the current quarter to $109.5 million compared with net securities gains realized during the same period one year ago. For the six months ended June 30, 2003 and 2002, securities gains totaled $143.7 million and $33.1 million, respectively. During the current quarter, BB&T sold available-for-sale securities with total par value of $5.0 billion. These sales and the resulting gains were taken to economically offset increases in the valuation allowance necessary to reduce the carrying value of BB&T’s mortgage servicing rights.

          Other income totaled $39.1 million for the second quarter of 2003, an increase of $10.8 million, or 38.3%, compared with the same period one year ago. The more significant components of this increase were income from bank-owned life insurance and limited partnership investments in low income housing, which contributed $4.7 million and $2.0 million of the increase, respectively. For the six months ended June 30, 2003 and 2002, other income totaled $70.1 million and $61.3 million, respectively, with the increase resulting principally due to higher income from bank-owned life insurance, which increased $10.9 million.

Noninterest Expense

          Noninterest expenses totaled $650.9 million for the second quarter of 2003 compared to $557.6 million for the same period a year ago, an increase of $93.3 million, or 16.7%. Noninterest expenses for the second quarter include $10.8 million of pretax merger-related and restructuring expenses principally associated with the merger with First Virginia and the acquisitions and systems conversions of Regional and Equitable. For the six months ended June 30, 2003, noninterest expenses totaled $1.3 billion, an increase of $166.3 million, or 15.3%, over the same period a year ago. Noninterest expenses for the first six months of 2003 include $15.5 million of pretax merger-related and restructuring expenses.

BB&T Corporation          Page 45          Second Quarter 2003 10-Q

          Personnel expense, the largest component of noninterest expense, was $367.5 million for the second quarter of 2003 compared to $319.6 million for the same period in 2002, an increase of $47.9 million, or 15.0%. This increase was primarily attributable to purchase acquisitions during 2002, and the acquisition of Equitable during the first quarter of 2003, as well as the acquisition of several insurance agencies during 2003 and 2002, which contributed approximately $14.4 million of the increase in personnel expenses. Additionally, during the current quarter, employee incentive and performance compensation expenses increased $20.8 million, pension plan expense increased $3.4 million and fringe benefit expense increased $4.0 million. For the six months ended June 30, 2003, personnel expense totaled $720.2 million, up $95.7 million, or 15.3%, compared to 2002. The increase resulted primarily from the same factors that produced the quarterly increase.

          Occupancy and equipment expense for the three months ended June 30, 2003, totaled $85.6 million, relatively unchanged compared to the second quarter of 2002. For the first six months of 2003, occupancy and equipment expense totaled $173.4 million, an increase of $5.2 million, or 3.1%, compared to the same period last year. The increase resulted primarily from higher building maintenance expenses of $1.5 million and rent on buildings and premises, which increased $2.0 million. Additionally, real estate taxes increased by $1.0 million.

          The amortization of intangible assets totaled $6.8 million for the current quarter, an increase of $.5 million, or 8.8%, from the amount incurred in the second quarter of 2002. For the six months ended June 30, 2003, amortization of intangible assets totaled $13.6 million, an increase of $3.0 million, or 27.8%, compared to the same period in 2002. These increases were due to acquisitions completed during 2002 and the first quarter of 2003. See Note D to the Consolidated Financial Statements herein for a summary of completed mergers and acquisitions.

          Other noninterest expenses for the second quarter of 2003 totaled $180.2 million, an increase of $34.8 million, or 23.9%, compared to the same period of 2002. The principal reason for the increase was charitable contributions totaling $21.1 million. For the first six months of 2003, other noninterest expenses totaled $332.4 million, an increase of $63.1 million, or 23.4%, compared to the same period in 2002. In addition to the factors contributing to the quarterly increase, year-to-date other noninterest expenses were also affected by data processing software expense, general insurance expense, professional services expense, and a decline in gains from sales of fixed assets, which resulted in increases of $1.4 million, $4.2 million, $1.1 million, and $4.1 million, respectively, in other noninterest expense.

BB&T Corporation          Page 46          Second Quarter 2003 10-Q

Provision for Income Taxes

          The provision for income taxes totaled $135.9 million for the second quarter of 2003, an increase of $5.0 million, or 3.8%, compared to the second quarter of 2002. For the six months ended June 30, 2003, the provision for income taxes totaled $278.1 million, an increase of $29.9 million, or 12.1%, compared to 2002. BB&T’s effective income tax rates were 30.1% and 28.5% for the three months ended June 30, 2003 and 2002, respectively, and 30.2% and 28.3% for the first six months of 2003 and 2002, respectively.

          BB&T has entered into option contracts which legally transferred part of the responsibility for the management of future residuals of certain leveraged lease investments including the future remarketing or re-leasing of these assets to a wholly-owned subsidiary in a foreign jurisdiction having a lower income tax rate, thereby lowering the effective income tax rate applicable to these lease investments. These option contracts provide that the foreign subsidiary may purchase the lease investments at expiration of the existing leveraged leases for a fixed price. As a result, a portion of the residual value included in the consolidated leveraged lease analysis should be taxed at a lower tax rate than originally anticipated, resulting in a change in the total net income from the lease. The net income from the affected leases was recalculated from inception based on the new effective income tax rate. The recalculation had the effect of reducing net interest income by $1.6 million and $4.9 million, and the income tax provision by $6.4 million and $9.7 million for the first six months of 2003 and 2002, respectively. BB&T intends to permanently reinvest the earnings of this subsidiary and, therefore, deferred income taxes associated with the foreign subsidiary arising from these transactions have not been provided.

          During 2001, BB&T transferred certain securities and real estate secured loans to a subsidiary in exchange for additional common equity in the subsidiary. The transaction resulted in a difference between BB&T’s tax basis in the equity investment in the subsidiary and the assets transferred to the subsidiary. This difference in basis resulted in a net reduction in the provision for income taxes of $1.9 million and $17.4 million for the first six months of 2003 and 2002, respectively.

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

Back to Index

BB&T Corporation          Page 47          Second Quarter 2003 10-Q

Item 3. Quantitative and Qualitative Disclosures About Market Risk

           Please refer to “Market Risk Management” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Back to Index

Item 4. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this report, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

          Changes in Internal Control over Financial Reporting

          There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Back to Index

Item 4. Submission of Matters to a Vote of Security Holders

          BB&T held its annual meeting of the shareholders on April 22, 2003, to consider and vote upon the following matters:

(1)	To elect six Directors for three-year terms expiring in 2006. Of shares represented by proxy, votes in favor were 340,905,024; and votes withheld were 7,349,976.

BB&T Corporation          Page 48          Second Quarter 2003 10-Q

(2)

To approve the amendments to the BB&T Corporation 1995 Omnibus Stock Incentive Plan. Of shares represented by proxy, votes in favor were 299,626,275; votes opposed were 45,383,858; and abstentions were 3,281,101.

(3)

To ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s Independent Auditors for 2003. Of shares represented by proxy, votes in favor were 341,110,262; votes opposed were 5,122,272; and abstentions were 2,016,137.

Back to Index

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description	Location

2(a)	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(b)	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(c)	Agreement and Plan of Reorganization dated as of November 1, 1996 between the Registrant and United Carolina Bancshares Corporation, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

2(d)	Agreement of Plan of Reorganization dated as of October 29, 1997 between the Registrant and Life Bancorp, Inc.	Incorporated herein by reference to Registration No. 33-44183.

2(e)	Agreement and Plan of Reorganization dated as of February 6, 2000 between the Registrant and One Valley Bancorp, Inc.	Incorporated herein by reference to Exhibit 99.1 filed in the Current Report on Form 8-K, dated February 9, 2000

BB&T Corporation          Page 49          Second Quarter 2003 10-Q

3(a)(i)	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

3(a)(ii)	Articles of Amendment of Articles of Incorporation.	Incorporated herein by reference to Exhibit 3(a)(ii) filed in the Annual Report on Form 10-K, filed March 18, 1998

3(b)(i)	Bylaws of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(b) filed in the Annual Report on Form 10-K, filed March 18, 1998

3(b)(ii)	Articles of Amendment of the Bylaws of the Registrant.	Incorporated herein by reference to Exhibit 3(b)(ii) filed in the Quarterly Report on Form 10-Q, filed May 13, 2002.

3(c)	Articles of Amendment dated May 1, 1998 to the Articles of Incorporation of the Company.	Incorporated herein by reference to Exhibit 3(c) filed in the Quarterly Report on Form 10-Q, filed May 15, 2003.

3(d)	Articles of Amendment dated April 30, 2001 to the Articles of Incorporation of the Company.	Incorporated herein by reference to Exhibit 3(d) filed in the Quarterly Report on Form 10-Q, filed May 15, 2003.

4(a)	Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant related to Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

BB&T Corporation          Page 50          Second Quarter 2003 10-Q

4(b)	Rights Agreement dated as of December 17, 1996 between the Registrant and Branch Banking and Trust Company, Rights Agent.	Incorporated herein by reference to Exhibit 1 filed under Form 8-A, filed January 10, 1997.

4(c)	Subordinated Indenture (including Form of Subordinated Debt Security) between the Registrant and State Street Bank and Trust Company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Registration No. 333-02899.

4(d)	Senior Indenture (including Form of Senior Debt Security) between the Registrant and State Street Bank and Trust company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Registration No. 333-02899.

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note E.

22	Proxy Statement for the 2003 Annual Meeting of Shareholders.	Incorporated herein by reference to BB&T's Definitive Proxy Statement filed on Schedule 14A on March 17, 2003.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Back to Index

BB&T Corporation          Page 51          Second Quarter 2003 10-Q

(b)	Current Reports on Form 8-K filed or furnished during and following the quarter ended June 30, 2003.

On April 14, 2003, BB&T furnished a Current Report on Form 8-K under Item 9 pursuant to Item 12 to report the results of operations for the first quarter of 2003. On July 2, 2003, BB&T filed a Current Report on Form 8-K under Item 5 to announce BB&T’s completion of the acquisition of First Virginia Banks, Inc. On July 8, 2003, BB&T filed a Current Report on Form 8-K under Item 5 to announce the retirement of Sherry A. Kellett, BB&T’s Corporate Controller and a member of BB&T’s Executive Management team, and to announce the appointment of Edward D. Vest as Corporate Controller effective with Ms. Kellett’s retirement. On July 15, 2003, BB&T furnished a Current Report on Form 8-K under Item 9 pursuant to Item 12 to report the results of operations for the second quarter of 2003.

BB&T Corporation          Page 52          Second Quarter 2003 10-Q

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date: August 13, 2003	By: /s/ Scott E. Reed
Scott E. Reed, Senior Executive Vice
President and Chief Financial Officer

Date: August 13, 2003	By: /s/ Edward D. Vest
Edward D. Vest, Corporate Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation          Page 53          Second Quarter 2003 10-Q