Form 10-Q
period 2003-09-30
BB&T CORP
filed 2003-11-13
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2003

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

At October 31, 2003, 546,606,886 shares of the registrant's common stock, $5 par value, were outstanding.

This Form 10-Q has 58 pages. The Exhibit Index begins on page 50.

BB&T CORPORATION

FORM 10-Q

September 30, 2003

BB&T Corporation          Page 1          Third Quarter 2003 Form 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2003	2002

Assets
Cash and due from banks	$2,113,640	$1,929,650
Interest-bearing deposits with banks	281,439	148,122
Federal funds sold and securities purchased under resale agreements or
similar arrangements	321,986	294,448
Trading securities at fair value	710,387	148,488
Securities available for sale at fair value	16,032,688	17,599,477
Securities held to maturity at amortized cost (fair value:$57,074 at September 30, 2003
and $55,512 at December 31, 2002)	57,076	55,523
Loans held for sale	1,419,173	2,377,707
Loans and leases, net of unearned income	59,753,304	51,140,306
Allowance for loan and lease losses	(791,527)	(723,685)

Loans and leases, net	58,961,777	50,416,621

Premises and equipment, net of accumulated depreciation	1,221,089	1,072,101
Goodwill	3,642,068	1,723,379
Core deposit and other intangible assets	422,716	148,824
Other assets	5,171,092	4,302,476

Total assets	$90,355,131	$80,216,816

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$10,909,953	$7,864,338
Savings and interest checking	4,217,404	3,071,551
Money rate savings	20,231,596	17,188,942
Certificates of deposit and other time deposits	25,936,345	23,155,185

Total deposits	61,295,298	51,280,016

Short-term borrowed funds	6,294,995	5,396,959
Long-term debt	9,837,910	13,587,841
Accounts payable and other liabilities	2,712,096	2,564,086

Total liabilities	80,140,299	72,828,902

Shareholders' equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or
outstanding at September 30, 2003 or at December 31, 2002	--	--
Common stock, $5 par, 1,000,000,000 shares authorized;
548,886,598 issued and outstanding at September 30, 2003, and
470,452,260 issued and outstanding at December 31, 2002	2,744,433	2,352,261
Additional paid-in capital	3,152,668	793,123
Retained earnings	4,180,674	3,912,320
Unvested restricted stock	(355)	(499)
Accumulated other comprehensive income, net of deferred income
taxes of $92,510 at September 30, 2003, and $208,008 at December 31, 2002	137,412	330,709

Total shareholders' equity	10,214,832	7,387,914

Total liabilities and shareholders' equity	$90,355,131	$80,216,816

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 2          Third Quarter 2003 Form 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest Income
Interest and fees on loans and leases	$920,451	$881,761	$2,609,083	$2,582,257
Interest and dividends on securities	176,319	243,312	584,553	742,596
Interest on short-term investments	1,798	1,922	5,343	5,969

Total interest income	1,098,568	1,126,995	3,198,979	3,330,822

Interest Expense
Interest on deposits	184,168	254,248	584,297	772,037
Interest on short-term borrowed funds	14,651	24,140	43,809	77,053
Interest on long-term debt	93,291	146,515	368,817	442,343

Total interest expense	292,110	424,903	996,923	1,291,433

Net Interest Income	806,458	702,092	2,202,056	2,039,389
Provision for loan and lease losses	65,000	64,000	189,500	179,000

Net Interest Income After Provision for Loan and Lease Losses	741,458	638,092	2,012,556	1,860,389

Noninterest Income
Service charges on deposits	121,981	104,754	315,404	296,790
Mortgage banking income (loss)	117,463	(88,343)	144,724	(30,261)
Trust income	31,871	27,388	84,128	74,713
Investment banking and brokerage fees and commissions	65,306	47,912	177,309	156,844
Insurance commissions	103,592	80,401	293,750	225,818
Bankcard fees and merchant discounts	23,348	17,584	58,896	48,400
Other nondeposit fees and commissions	49,964	36,561	131,458	101,967
Securities gains (losses), net	(29,127)	135,519	114,607	168,592
Other income	27,705	31,583	97,844	92,911

Total noninterest income	512,103	393,359	1,418,120	1,135,774

Noninterest Expense
Personnel expense	412,350	323,119	1,132,548	947,634
Occupancy and equipment expense	97,352	85,550	270,704	253,689
Amortization of intangibles	20,990	7,073	34,550	17,682
Professional services	17,309	17,958	50,921	50,516
Merger-related and restructuring charges	22,820	12,694	38,324	28,867
Loss on early extinguishment of debt	384,898	--	384,898	--
Other expense	161,247	130,779	460,029	367,504

Total noninterest expense	1,116,966	577,173	2,371,974	1,665,892

Earnings
Income before income taxes and cumulative effect of
change in accounting principle	136,595	454,278	1,058,702	1,330,271
Provision for income taxes	20,704	126,121	298,826	374,297

Income before cumulative effect of change in accounting principle	115,891	328,157	759,876	955,974
Cumulative effect of change in accounting principle	--	--	--	9,780

Net income	$115,891	$328,157	$759,876	$965,754

Per Common Share
Basic Earnings:
Income before cumulative effect of change in accounting principle	$.21	$.69	$1.53	$2.02
Cumulative effect of change in accounting principle	--	--	--	.02

Net income	$.21	$.69	$1.53	$2.04

Diluted Earnings:
Income before cumulative effect of change in accounting principle	$.21	$.68	$1.51	$2.00
Cumulative effect of change in accounting principle	--	--	--	.02

Net income	$.21	$.68	$1.51	$2.02

Cash dividends paid	$.32	$.29	$.90	$.81

Weighted Average Shares Outstanding
Basic	551,018,984	477,112,074	498,048,765	472,764,083

Diluted	555,543,993	482,325,535	502,026,007	478,363,530

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 3          Third Quarter 2003 Form 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)
(Dollars in thousands)

					Accumulated
	Shares of		Additional	Retained	Other	Total
	Common	Common	Paid-In	Earnings	Comprehensive	Shareholders'
	Stock	Stock	Capital	and Other*	Income	Equity

Balance, December 31, 2001	455,682,560	$2,278,413	$418,565	$3,145,832	$307,399	$6,150,209
Add (Deduct)
Comprehensive income:
Net income	--	--	--	965,754	--	965,754
Unrealized holding gains (losses) arising during the
period on securities available for sale, net of tax	--	--	--	--	154,954	154,954
Less: reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $59,007	--	--	--	--	(109,585)	(109,585)

Change in unrealized gains (losses) on securities, net of tax	--	--	--	--	45,369	45,369
Change in unrecognized gain (loss) on cash flow hedge,
net of tax of ($25,670)	--	--	--	--	(39,344)	(39,344)

Total comprehensive income	--	--	--	965,754	6,025	971,779

Common stock issued:
In purchase acquisitions	32,481,207	162,406	985,485	--	--	1,147,891
In connection with stock option
exercises and other employee benefits	2,769,934	13,850	35,609	--	--	49,459
Redemption of common stock	(10,493,900)	(52,470)	(344,740)	--	--	(397,210)
Cash dividends declared on common stock	--	--	--	(403,167)	--	(403,167)
Other, net	--	--	13,732	2,124	--	15,856

Balance, September 30, 2002	480,439,801	$2,402,199	$1,108,651	$3,710,543	$313,424	$7,534,817

Balance, December 31, 2002	470,452,260	$2,352,261	$793,123	$3,911,821	$330,709	$7,387,914
Add (Deduct)
Comprehensive income:
Net income	--	--	--	759,876	--	759,876
Unrealized holding gains (losses) arising during the
period on securities available for sale, net of tax	--	--	--	--	(161,046)	(161,046)
Less: reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $44,697	--	--	--	--	(69,910)	(69,910)

Change in unrealized gains (losses) on securities, net of tax	--	--	--	--	(230,956)	(230,956)
Change in unrecognized gain (loss) on cash flow hedge,
net of tax of $24,572	--	--	--	--	37,659	37,659

Total comprehensive income	--	--	--	759,876	(193,297)	566,579

Common stock issued:
In purchase acquisitions	90,191,640	450,959	2,754,336	--	--	3,205,295
In connection with stock option
exercises and other employee benefits	1,834,498	9,172	21,884	--	--	31,056
Redemption of common stock	(13,591,800)	(67,959)	(426,607)	--	--	(494,566)
Cash dividends declared on common stock	--	--	--	(491,522)	--	(491,522)
Other, net	--	--	9,932	144	--	10,076

Balance, September 30, 2003	548,886,598	$2,744,433	$3,152,668	$4,180,319	$137,412	$10,214,832

*  Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 4          Third Quarter 2003 Form 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2003	2002

Cash Flows From Operating Activities:
Net income	$759,876	$965,754
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	189,500	179,000
Depreciation of premises and equipment	107,677	106,352
Amortization of intangibles	34,550	17,682
Adjustment / accretion of negative goodwill	--	(9,780)
Amortization of unearned stock compensation	144	2,124
Discount accretion and premium amortization on securities, net	22,746	1,441
Net decrease (increase) in trading account securities	(29,706)	(23,850)
Loss (gain) on sales of securities, net	(114,607)	(168,592)
Loss (gain) on sales of loans held for sale	(208,633)	(74,863)
Loss (gain) on disposals of premises and equipment, net	(185)	(6,905)
Proceeds from sales of loans held for sale	12,411,725	6,848,650
Purchases of loans held for sale	(2,374,351)	(1,326,306)
Origination of loans held for sale, net of principal collected	(8,870,207)	(5,498,356)
Tax benefit from exercise of stock options	9,932	13,732
Decrease (increase) in:
Accrued interest receivable	3,605	44,324
Other assets	(357,226)	(506,463)
Increase (decrease) in:
Accrued interest payable	(58,649)	(1,388)
Accounts payable and other liabilities	81,753	513,049
Other, net	2,972	27,904

Net cash provided by (used in) operating activities	1,610,916	1,103,509

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	13,138,964	3,297,501
Proceeds from maturities, calls and paydowns of securities available for sale	4,722,736	3,011,933
Purchases of securities available for sale	(13,229,791)	(5,162,206)
Proceeds from maturities, calls and paydowns of securities held to maturity	4,447	10
Purchases of securities held to maturity	(6,000)	(10,915)
Leases made to customers	(81,631)	(139,637)
Principal collected on leases	103,751	110,001
Loan originations, net of principal collected	(2,251,577)	(1,250,928)
Purchases of loans	(119,871)	(193,155)
Acquisitions, net of cash and cash equivalents acquired	920,783	765,694
Originations of mortgage servicing rights	(192,336)	(143,935)
Proceeds from disposals of premises and equipment	27,193	27,061
Purchases of premises and equipment	(145,203)	(122,480)
Proceeds from sales of foreclosed property	40,193	35,965
Proceeds from sales of other real estate held for development or sale	17,350	8,494

Net cash provided by (used in) investing activities	2,949,008	233,403

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	289,280	821,788
Net increase (decrease) in short-term borrowed funds	199,738	(2,581,487)
Proceeds from issuance of long-term debt	3,200,700	2,402,327
Repayment of long-term debt	(6,988,096)	(1,046,451)
Net proceeds from common stock issued	31,056	49,459
Redemption of common stock	(494,566)	(397,210)
Cash dividends paid on common stock	(453,191)	(382,468)

Net cash provided by (used in) financing activities	(4,215,079)	(1,134,042)

Net Increase (Decrease) in Cash and Cash Equivalents	344,845	202,870
Cash and Cash Equivalents at Beginning of Period	2,372,220	2,232,226

Cash and Cash Equivalents at End of Period	$2,717,065	$2,435,096

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$1,055,572	$1,287,761
Income taxes	136,658	171,325
Noncash financing and investing activities:
Transfer of loans to foreclosed property	62,712	41,285
Transfer of fixed assets to other real estate owned	7,470	14,778
Transfer of other real estate owned to fixed assets	33	--
Transfer of securities available for sale to trading securities	532,193	--
Common stock issued in purchase accounting transactions	3,205,295	1,146,381

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation          Page 5          Third Quarter 2003 Form 10-Q

BB&T CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

A. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated financial statements present fairly the consolidated balance sheets of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”) as of September 30, 2003 and December 31, 2002; the consolidated statements of income for the three and nine months ended September 30, 2003 and 2002; the consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2003 and 2002; and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature.

          The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T’s 2002 Annual Report on Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2002 financial statements were reclassified to conform to the 2003 financial statement presentation. Such reclassifications had no material effect on the Company’s reported consolidated financial position or consolidated results of operations.

          The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are wholly owned or majority-owned by BB&T and over which BB&T exercises control. In consolidation, all significant intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in transactions accounted for as purchases are included only from the dates of acquisition. All wholly owned and majority-owned subsidiaries are consolidated unless control is temporary or does not rest with BB&T. At September 30, 2003, there were no significant wholly owned or majority-owned subsidiaries that were not consolidated.

Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses, valuation of mortgage servicing rights, valuation of goodwill, valuation of other intangible assets, purchase accounting adjustments, benefit plan obligations and expenses, and deferred tax assets and liabilities.

BB&T Corporation          Page 6          Third Quarter 2003 Form 10-Q

B. Nature of Operations

          BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its commercial banking subsidiaries, which have branches in North Carolina, South Carolina, Virginia, Maryland, West Virginia, Kentucky, Tennessee, Georgia, Florida, Alabama, Indiana and Washington, D.C. BB&T’s principal banking subsidiaries, Branch Banking and Trust Company (“Branch Bank”), Branch Banking and Trust Company of South Carolina (“BB&T-SC”) and Branch Banking and Trust Company of Virginia (“BB&T-VA”), provide a wide range of banking services to individuals and businesses. BB&T’s subsidiary banks offer a variety of loans to businesses and consumers, including an array of mortgage loan products. BB&T’s loans are primarily to individuals residing in the market areas described above or to businesses that are located in this geographic area. BB&T’s banking subsidiaries also market a wide range of deposit services to individuals and businesses. BB&T’s commercial banking units or their subsidiaries offer lease financing to businesses and municipal governments; discount brokerage services and sales of annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis; insurance premium financing; arranging permanent financing for commercial real estate and providing loan servicing for third-party investors; direct consumer finance loans to individuals; and asset management. Direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile financing, equipment financing, factoring, leasing, full-service securities brokerage and capital markets services.

C. New Accounting Pronouncements

          In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion 25 and related interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on BB&T’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

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

BB&T Corporation          Page 7          Third Quarter 2003 Form 10-Q

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. On October 9, 2003, the FASB issued Staff Position FIN 46-6, which effectively deferred the implementation of the provisions of FIN 46 to existing variable interest entities created before February 1, 2003 until the fourth quarter of 2003, if certain conditions are met. Management has determined that BB&T meets such conditions and will defer the adoption of FIN 46 until December 31, 2003. Management is currently evaluating BB&T’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development and trust preferred securities structures. Depending on the ultimate applicability of the Interpretation to these entities or transactions, the most significant effect of the Interpretation is expected to be on BB&T’s balance sheet, as the potential consolidation of additional entities would increase BB&T’s consolidated assets and liabilities and thereby affect BB&T’s capital ratios. BB&T’s primary FIN 46 exposure relates to its investments in limited liability partnerships involved in low-income housing development. The consolidation of these limited partnerships during the current quarter would have affected BB&T’s financial position and results of operations by increasing total assets and liabilities by $209.0 million and $217.0 million, respectively, and reducing third quarter pre-tax income by $1.2 million. Management believes that the ultimate implementation of FIN 46 will not have a significant impact on either BB&T’s consolidated financial position or consolidated results of operations. Any consolidation of previously unconsolidated entities as a result of FIN 46 would represent an accounting change; however, it would not affect BB&T’s legal rights or obligations with respect to these entities. Interpretive guidance relating to FIN 46 is continuing to evolve and BB&T’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

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

BB&T Corporation          Page 8          Third Quarter 2003 Form 10-Q

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) 150-3, “Effective Date and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities.” FSP 150-3 defers the effective date of certain provisions of SFAS No. 150, specifically the provisions that apply to mandatorily redeemable noncontrolling interests. This deferral is expected to remain in effect indefinitely until the accounting for these interests is addressed in later guidance. The remaining provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective and adopted by BB&T on July 1, 2003. The implementation of these portions of the Statement did not have a material effect on BB&T”s consolidated financial position or consolidated results of operations. Management is currently evaluating the potential impact of the deferred portion of the Statement.

D. Mergers and Acquisitions

          The following table presents summary information with respect to significant mergers and acquisitions of financial institutions and other significant financial services companies completed by BB&T Corporation during 2002 and through the end of the third quarter of 2003:

Summary of Completed Mergers and Acquisitions

BB&T Common
					Total	Shares Issued
Date of			Total	Intangibles	Purchase	to Complete
Acquisition	Acquired Company	Headquarters	Assets	Recorded	Price	Transaction

July 1, 2003	First Virginia Banks, Inc.	Falls Church, Va.	$11.3 billion	$2.2 billion	$3.1 billion	87.0 million
March 14, 2003	Equitable Bank	Wheaton, Md.	446.9 million	32.4 million	53.8 million	1.5 million

September 13, 2002	Regional Financial Corp.	Tallahassee, Fla.	$1.5 billion	$237.6 million	$294.3 million	7.3 million
March 20, 2002	Area Bancshares Corporation	Owensboro, Ky.	2.6 billion	244.7 million	446.2 million	13.2 million
March 8, 2002	MidAmerica Bancorp	Louisville, Ky.	1.8 billion	216.0 million	378.5 million (1)	8.2 million
January 1, 2002	Cooney, Rikard & Curtin, Inc.	Birmingham, Al.	110.5 million	102.5 million	85.8 million	2.5 million

(1) Includes cash totaling $94.9 million.

          The intangibles in the above table include $222.0 million of core deposit intangibles and $140.4 million of other identifiable intangibles, which are being amortized on an accelerated basis over their estimated useful lives.

BB&T Corporation          Page 9          Third Quarter 2003 Form 10-Q

Acquisition of First Virginia Banks, Inc.

          On July 1, 2003, BB&T completed its acquisition of First Virginia Banks, Inc. (“First Virginia”), a bank holding company headquartered in Falls Church, Virginia. The merger enabled the Company to substantially increase its market share and branch presence in Virginia, Maryland and Tennessee. BB&T issued 87.0 million common shares to consummate the transaction. The total purchase price of $3.1 billion was determined based on the average market price of BB&T’s common stock over the five-day period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced. As required by purchase accounting rules, the balance sheet accounts and results of operations of First Virginia were included in BB&T’s Consolidated Financial Statements beginning on July 1, 2003. The estimated fair values of the significant asset balances acquired and significant liabilities assumed in connection with the acquisition of First Virginia are as follows: $859.2 million of cash and cash equivalents, $3.8 billion of securities, $6.3 billion of loans, $9.5 billion of deposits and $581.3 million of short-term borrowings.

          The following unaudited pro forma financial information for the three and nine months ended September 30, 2003 and 2002 assumes that the First Virginia acquisition occurred as of January 1, 2002. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the First Virginia acquisition been consummated on the date indicated.

BB&T Corporation
First Virginia Banks, Inc.
Pro Forma Financial Information

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	(dollars in thousands, except per share data)

Total Revenues*	$1,318,561	$1,246,107	$3,915,250	$3,620,753

Income before cumulative effect of change in
accounting principle	$115,891	$362,498	$820,317	$1,053,179

Net Income	$115,891	$362,498	$820,317	$1,062,959

Basic EPS	$.21	$.64	$1.47	$1.89

Diluted EPS	$.21	$.63	$1.46	$1.87

* Total revenues is composed of net interest income and noninterest income.

Insurance and Other Non-Bank Acquisitions

          In addition to the financial institutions and other significant financial services companies acquired in the last two years, BB&T acquired six insurance agencies during the first nine months of 2003. In conjunction with these transactions, BB&T issued approximately 1.7 million shares of common stock and paid approximately $1.0 million in cash, recording approximately $28.4 million in goodwill and $20.8 million in other intangible assets with an average life of 10 years. The total purchase price of these insurance agencies was approximately $59.0 million. During 2002, BB&T acquired eight insurance agencies. In conjunction with these transactions, BB&T issued approximately 1.7 million shares of common stock and paid $1.9 million in cash, recording $43.7 million in goodwill and $30.4 million of other intangible assets with an average life of 10 years.

BB&T Corporation          Page 10          Third Quarter 2003 Form 10-Q

          On July 1, 2003, BB&T acquired Jackson, Mississippi-based Southern Cross Underwriters (“SCU”) and BB&T also acquired Kingsport Development Company Insurance Inc., Moore & Walker, Inc. and STHARCO, Inc., all of Kingsport, Tennessee, collectively referred to as “KDC”. SCU specializes in arranging insurance coverage on commercial transportation, property and casualty liability, marine liability and liability coverage for directors and officers. KDC is a full-service independent insurance agency specializing in coverage for hotels, restaurants and municipalities.

          On September 2, 2003, BB&T Insurance Services acquired Cooper, Love & Jackson (“CLJ”) of Nashville, Tennessee, and Surety Land Title based in Raleigh, N.C. CLJ specializes in the insurance of commercial risk, employee benefits and personal lines in the metropolitan Nashville area.

          On November 11, 2003, BB&T announced plans to acquire McGriff, Seibels & Williams, Inc., of Birmingham, Alabama (“McGriff”). McGriff is a privately held commercial insurance broker with projected 2003 premiums of $1.8 billion, making it the 13th largest insurance broker in the nation. Its specialty areas include energy, marine, financial services, commercial, construction, surety, employee benefits, healthcare and public entity. BB&T will issue $304 million of its common stock and $50 million in cash to complete the acquisition. The transaction also allows for an additional payment to McGriff’s shareholders of up to $102 million in cash over a five-year period if McGriff exceeds certain performance targets. The merger will create the sixth largest insurance broker in the nation and is expected to be completed in the first quarter of 2004.

          The insurance acquisitions described above do not exceed the disclosure thresholds prescribed by the pro forma disclosure requirements of SFAS No. 141.

          BB&T typically provides an allocation period for all purchase acquisitions to identify and quantify the fair value of the assets acquired and liabilities assumed in business combinations accounted for as purchases.

BB&T Corporation          Page 11          Third Quarter 2003 Form 10-Q

Merger-Related and Restructuring Charges

          In connection with the consummation of acquisitions and the completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisitions. The following table summarizes BB&T’s merger-related accruals for the periods as indicated:

	Merger Accrual Activity

	(Dollars in thousands)

	Balance			Balance
	December 31,	Additions in	Utilized in	December 31,	Additions in	Utilized in	September 30,
	2001	2002	2002	2002	2003	2003	2003

Severance and personnel-related charges	$31,371	$40,014	$54,556	$16,829	$31,305	$14,072	$34,062
Occupancy and equipment charges	37,063	31,668	26,978	41,753	33,522	31,619	43,656
Systems conversions and related charges	11,339	12,278	21,879	1,738	21,534	2,678	20,594
Other merger-related charges	15,110	21,438	25,267	11,281	18,289	16,875	12,695

Total	$94,883	$105,398	$128,680	$71,601	$104,650	$65,244	$111,007

BB&T Corporation          Page 12          Third Quarter 2003 Form 10-Q

E. Calculation of Earnings per Common Share

          BB&T’s basic and diluted earnings per common share amounts were calculated as follows:

BB&T CORPORATION AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
For the Periods as Indicated

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Weighted average number of common shares	551,018,984	477,112,074	498,048,765	472,764,083

Income before cumulative effect of change in accounting principle	$115,891	$328,157	$759,876	$955,974
Cumulative effect of change in accounting principle	--	--	--	9,780

Net income	$115,891	$328,157	$759,876	$965,754

Basic earnings per share
Income before cumulative effect of change in accounting principle	$.21	$.69	$1.53	$2.02
Cumulative effect of change in accounting principle	--	--	--	.02

Net income	$.21	$.69	$1.53	$2.04

Diluted Earnings Per Share:
Weighted average number of common shares	551,018,984	477,112,074	498,048,765	472,764,083

Add:
Dilutive effect of outstanding options (as determined by
application of treasury stock method)	4,525,009	5,213,461	3,977,242	5,599,447

Weighted average number of diluted common shares	555,543,993	482,325,535	502,026,007	478,363,530

Income before cumulative effect of change in accounting principle	$115,891	$328,157	$759,876	$955,974
Cumulative effect of change in accounting principle	--	--	--	9,780

Net income	$115,891	$328,157	$759,876	$965,754

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$.21	$.68	$1.51	$2.00
Cumulative effect of change in accounting principle	--	--	--	.02

Net income	$.21	$.68	$1.51	$2.02

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

BB&T Corporation          Page 13          Third Quarter 2003 Form 10-Q

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2002, for a description of internal accounting policies and the basis of segmentation, including a description of the segments (other than the Specialized Lending segment described below) presented in the accompanying tables.

          During the first quarter of 2003, management began disclosing Specialized Lending as a separate segment. BB&T’s Specialized Lending segment consists of seven wholly-owned subsidiaries that provide specialty finance alternatives to consumers and businesses including: commercial factoring services, indirect financing of equipment for both small businesses and consumers, commercial fleet vehicle and equipment leasing, direct consumer finance, insurance premium finance, nonconforming mortgage lending, indirect sub-prime automobile finance, and full service commercial mortgage banking. Bank clients as well as non-bank clients within and outside BB&T’s primary geographic market area are served by these companies. The Banking Network receives credit for referrals to these companies with the corresponding charge retained in the Corporate Office. These revenues and expenses are reflected in the accompanying tables as intersegment noninterest income and expense.

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods as indicated:

BB&T Corporation          Page 14          Third Quarter 2003 Form 10-Q

Reportable Segments
For the Three Months Ended September 30, 2003 and 2002
(Dollars in thousands)

	Banking Network		Mortgage Banking			Trust Services				Insurance Services		Specialized Lending

	2003	2002	2003	2002		2003		2002		2003	2002	2003	2002

Net interest income (expense)	$506,790	$405,535	$174,073	$158,023		$(3,848	) $	(5,235	) $	368	$469	$58,646	$48,152
Net intersegment interest income (expense)	177,019	180,569	(78,370)	(69,062)		10,276		12,328		--	--	--	--

Net interest income	683,809	586,104	95,703	88,961		6,428		7,093		368	469	58,646	48,152

Provision for loan and lease losses	57,071	57,356	2,068	841		--		--		--	--	20,408	15,525
Noninterest income	272,038	213,916	95,446	(90,618)		29,104		24,237		98,964	75,548	13,592	13,235
Intersegment noninterest income	130,314	88,349	--	--		--		--		--	--	--	--
Noninterest expense	373,650	265,080	14,967	10,798		21,074		17,707		69,967	56,944	29,823	27,618
Intersegment noninterest expense	123,966	154,601	2,906	7,339		2,039		1,958		3,724	3,197	2,256	2,731

Income before income taxes	531,474	411,332	171,208	(20,635)		12,419		11,665		25,641	15,876	19,751	15,513

Income tax provision (benefit)	149,528	109,696	52,638	(7,127)		3,750		3,322		10,687	6,301	5,839	5,933

Net income (loss)	$381,946	$301,636	$118,570	$(13,508	) $	8,669		$8,343		$14,954	$9,575	$13,912	$9,580

Identifiable segment assets	$62,150,117	$48,720,890	$11,679,332	$9,864,161		$80,035		$75,265		$642,527	$664,379	$2,012,796	$1,720,986

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Total Segments

	2003	2002	2003	2002	2003	2002	2003	2002

Net interest income (expense)	$1,957	$1,772	$42,617	$54,852	$40,179	$44,264	$820,782	$707,832
Net intersegment interest income (expense)	--	--	1,107	2,218	--	--	110,032	126,053

Net interest income	1,957	1,772	43,724	57,070	40,179	44,264	930,814	833,885

Provision for loan and lease losses	--	--	39	35	10,587	8,132	90,173	81,889
Noninterest income	66,824	49,563	9,307	166,023	32,872	37,501	618,147	489,405
Intersegment noninterest income	--	--	--	--	--	--	130,314	88,349
Noninterest expense	56,195	46,530	4,024	3,625	15,204	12,772	584,904	441,074
Intersegment noninterest expense	3,383	3,692	247	422	3,433	3,432	141,954	177,372

Income before income taxes	9,203	1,113	48,721	219,011	43,827	57,429	862,244	711,304

Income tax provision (benefit)	3,555	539	10,079	61,080	11,041	11,387	247,117	191,131

Net income (loss)	$5,648	$574	$38,642	$157,931	$32,786	$46,042	$615,127	$520,173

Identifiable segment assets	$1,084,749	$931,953	$16,386,171	$20,030,487	$4,078,667	$6,633,813	$98,114,394	$88,641,934

(1)   Includes financial data from subsidiaries below the qualitative and quantitative thresholds requiring disclosure.

BB&T Corporation          Page 15          Third Quarter 2003 Form 10-Q

BB&T Corporation
Reportable Segments
For the Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands)

	Banking Network		Mortgage Banking		Trust Services				Insurance Services		Specialized Lending

	2003	2002	2003	2002	2003		2002		2003	2002	2003	2002

Net interest income (expense)	$1,318,913	$1,138,766	$501,023	$466,271	$(11,658	) $	(15,284	) $	1,107	$1,110	$165,406	$135,370
Net intersegment interest income (expense)	514,327	484,996	(212,398)	(256,399)	33,444		35,277		--	--	--	--

Net interest income	1,833,240	1,623,762	288,625	209,872	21,786		19,993		1,107	1,110	165,406	135,370

Provision for loan and lease losses	165,621	160,638	4,886	2,329	--		--		--	--	62,019	45,334
Noninterest income	726,937	495,832	124,529	(37,542)	85,181		76,577		277,068	208,434	37,829	39,899
Intersegment noninterest income	368,633	225,212	--	--	--		--		--	--	--	--
Noninterest expense	934,279	787,836	43,007	30,995	65,590		56,606		205,211	157,803	84,920	78,838
Intersegment noninterest expense	368,390	431,510	8,773	22,170	6,070		6,384		11,180	9,605	6,744	9,107

Income before income taxes	1,460,520	964,822	356,488	116,836	35,307		33,580		61,784	42,136	49,552	41,990

Income tax provision (benefit)	407,821	268,314	110,447	32,025	10,790		9,916		25,009	16,742	15,512	15,259

Net income (loss)	$1,052,699	$696,508	$246,041	$84,811	$24,517		$23,664		$36,775	$25,394	$34,040	$26,731

Identifiable segment assets	$62,150,117	$48,720,890	$11,679,332	$9,864,161	$80,035		$75,265		$642,527	$664,379	$2,012,796	$1,720,986

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Total Segments

	2003	2002	2003	2002	2003	2002	2003	2002

Net interest income (expense)	$4,981	$5,494	$125,158	$161,216	$119,921	$132,330	$2,224,851	$2,025,273
Net intersegment interest income (expense)	--	--	8,350	16,825	--	--	343,723	280,699

Net interest income	4,981	5,494	133,508	178,041	119,921	132,330	2,568,574	2,305,972

Provision for loan and lease losses	--	--	116	106	28,700	22,051	261,342	230,458
Noninterest income	181,371	160,788	188,791	230,917	135,928	98,042	1,757,634	1,272,947
Intersegment noninterest income	--	--	--	--	--	--	368,633	225,212
Noninterest expense	155,057	144,119	11,759	10,869	64,935	28,302	1,564,758	1,295,368
Intersegment noninterest expense	10,149	11,078	742	1,269	10,290	9,170	422,338	500,293

Income before income taxes	21,146	11,085	309,682	396,714	151,924	170,849	2,446,403	1,778,012

Income tax provision (benefit)	8,111	4,347	78,441	109,896	43,993	36,717	700,124	493,216

Net income (loss)	$13,035	$6,738	$231,241	$286,818	$107,931	$134,132	$1,746,279	$1,284,796

Identifiable segment assets	$1,084,749	$931,953	$16,386,171	$20,030,487	$4,078,667	$6,633,813	$98,114,394	$88,641,934

(1)   Includes financial data from subsidiaries below the qualitative and quantitative thresholds requiring disclosure.

BB&T Corporation          Page 16          Third Quarter 2003 Form 10-Q

          The following table presents a reconciliation of total segment results to consolidated results:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands)
Net Interest Income
Net interest income from segments	$930,814	$833,885	$2,568,574	$2,305,972
Other net interest income (expense) (1)	23,330	(80,766)	202,090	(324,059)
Elimination of net intersegment interest income (2)	(147,686)	(51,027)	(568,608)	57,476

Consolidated net interest income	$806,458	$702,092	$2,202,056	$2,039,389

Net income
Net income from segments	$615,127	$520,173	$1,746,279	$1,284,796
Other net income (loss) (1)	(13,545)	278,842	159,329	576,548
Elimination of intersegment net income (2)	(485,691)	(470,858)	(1,145,732)	(895,590)

Consolidated net income	$115,891	$328,157	$759,876	$965,754

			September 30,	September 30,
			2003	2002

Total Assets
Total assets from segments			$98,114,394	$88,641,934
Other assets (1)			11,520,784	28,653,295
Elimination of intersegment assets (2)			(19,280,047)	(39,108,398)

Consolidated total assets			$90,355,131	$78,186,831

(1)	Other net interest income (expense), other net income (loss) and other assets include amounts associated with BB&T’s support functions not allocated to the various reportable segments.

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

BB&T Corporation          Page 17          Third Quarter 2003 Form 10-Q

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Dollars in thousands, except per share data)
Net income:
Net income as reported	$115,891	$328,157	$759,876	$965,754
Add: Stock-based compensation expense
included in reported net income, net of tax	133	193	441	1,204
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(6,540)	(7,230)	(22,485)	(24,051)

Pro forma net income	$109,484	$321,120	$737,832	$942,907

Basic EPS:
As reported	$.21	$.69	$1.53	$2.04
Pro Forma	.20	.67	1.48	1.99

Diluted EPS:
As reported	.21	.68	1.51	2.02
Pro Forma	.20	.67	1.47	1.98

          The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: dividend yield of 3.0% in 2003 and 2002; expected volatility of 27% in 2003 and 2002; risk free interest rates of 3.7% and 3.1% for the third quarter and first nine months of 2003, respectively; risk free interest rates of 4.6% and 4.7% for the third quarter and first nine months of 2002, respectively; and expected lives of 6.8 years for options granted in both the third quarter of 2003 and the third quarter of 2002 and 6.0 years for options granted in the first nine months of both 2003 and 2002.

          Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

H. Off-Balance Sheet Arrangements and Guarantees

          BB&T’s off-balance sheet arrangements include certain investments in low-income housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities, and recognizes tax credits related to these investments. At September 30, 2003, and December 31, 2002, BB&T’s investments in such projects totaled $5.0 million and $14.2 million, respectively. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary banks may provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund low income housing investments totaled $214.8 million and $172.6 million at September 30, 2003 and 2002, respectively. Certain of these off-balance-sheet investments are currently being evaluated based on the consolidation provisions of FIN 46 as discussed in Note C.

BB&T Corporation          Page 18          Third Quarter 2003 Form 10-Q

Guarantees

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in issuing these guarantees is essentially the same as that involved in extending loans to clients and as such, is collateralized when necessary. As of September 30, 2003, BB&T had issued $1.4 billion in such guarantees predominately for terms of one year or less. Of these commitments, $767.5 million have been issued or renewed since December 31, 2002, and, in accordance with FIN 45, BB&T has recorded an immaterial liability on its balance sheet relating to these commitments.

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

BB&T Corporation          Page 19          Third Quarter 2003 Form 10-Q

I. Goodwill and Other Intangibles

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the nine months ended September 30, 2003, and the year ended December 31, 2002, are as follows:

Goodwill Activity by Operating Segment
(Dollars in thousands)

					Investment
	Banking	Mortgage	Trust	Insurance	Banking and	Specialized	All Other
	Network	Banking	Services	Services	Brokerage	Lending	Segments	Total

Balance, January 1, 2002	$645,434	$1,021	$13,105	$121,723	$70,594	$27,974	$52	$879,903
Acquired goodwill, net	713,938	6,438	14,225	106,000	311	--	2,564	843,476

Balance, December 31, 2002	1,359,372	7,459	27,330	227,723	70,905	27,974	2,616	1,723,379
Acquired goodwill, net	1,913,615	--	--	40,905	--	1,739	--	1,956,259
Adjustments to goodwill	(36,920)	--	--	--	(650)	--	--	(37,570)

Balance, September 30, 2003	$3,236,067	$7,459	$27,330	$268,628	$70,255	$29,713	$2,616	$3,642,068

          The following table presents the gross carrying amounts and accumulated amortization for BB&T’s intangible assets subject to amortization at the dates presented:

Acquired Intangible Assets
(Dollars in thousands)

	As of September 30, 2003		As of December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizing intangible assets
Core deposit intangibles	$321,851	$(63,792)	$99,893	$(41,601)
Other (1)	187,321	(22,664)	100,853	(10,321)

Totals	$509,172	$(86,456)	$200,746	$(51,922)

(1) Other amortizing intangibles are primarily composed of insurance customer relationship intangibles.

           During the nine months ended September 30, 2003 and 2002, BB&T recorded $34.6 million and $17.7 million, respectively, in pretax amortization expenses associated with identifiable intangible assets.

BB&T Corporation          Page 20          Third Quarter 2003 Form 10-Q

          The following table presents estimated amortization expense for each of the next five years:

Estimated Amortization Expense
(Dollars in thousands)

For the Year Ended December 31:
2003	$58,478
2004	76,207
2005	67,962
2006	60,197
2007	51,499

Back to Index

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

BB&T Corporation          Page 21          Third Quarter 2003 Form 10-Q

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

          BB&T has a significant mortgage loan servicing portfolio and related mortgage servicing rights. Mortgage servicing rights represent the present value of the future net servicing fees from the right to service loans acquired or originated by BB&T. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of capitalized mortgage servicing rights, which requires the development of a number of assumptions, including anticipated loan principal amortization and prepayments of principal. The value of capitalized mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. BB&T amortizes mortgage servicing rights over the estimated period that servicing income is expected to be received based on projections of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted periodically based on actual results and updated projections.

BB&T Corporation          Page 22          Third Quarter 2003 Form 10-Q

          BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. Prior to 2002, BB&T’s mergers and acquisitions were accounted for using either the pooling-of-interests or purchase business combination methods of accounting. Effective July 1, 2001, BB&T adopted SFAS No. 141, “Business Combinations,” which allows only the use of the purchase method of accounting. For purchase acquisitions, BB&T is required to record the assets acquired, including identified intangible assets, and liabilities assumed, at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill.

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

Back to Index

ANALYSIS OF FINANCIAL CONDITION

          BB&T's total assets at September 30, 2003, were $90.4 billion, an increase of $10.1 billion, or 12.6%, from December 31, 2002. The asset categories that produced the largest increases were loans and leases, including loans held for sale, goodwill, and other assets, which grew $7.7 billion, or 14.3%, $1.9 billion, or 111.3%, and $1.1 billion, or 25.7%, respectively. These increases were partially offset by a decline of $1.6 billion in securities available for sale compared to December 31, 2002.

          Total deposits at September 30, 2003, increased $10.0 billion, or 19.5%, from December 31, 2002. Short-term borrowed funds increased $898.0 million, or 16.6%, and long-term debt decreased $3.7 billion, or 27.6%, during the first nine months of 2003. Total shareholders’ equity increased $2.8 billion, or 38.3%, during the same time frame.

          The factors causing the fluctuations in the major balance sheet categories are further discussed in the following sections.

BB&T Corporation          Page 23          Third Quarter 2003 Form 10-Q

          During the third quarter of 2003, management largely completed a balance sheet restructuring designed to enhance future earnings, reduce interest rate risk and exposure to market volatility, improve the net interest margin, and re-align the securities portfolio. The restructuring included transactions that affected mortgage loans, securities, long-term debt and repurchases of BB&T’s common stock. These transactions are discussed more fully in the sections that follow.

Loans and Leases

          Management emphasizes commercial lending to small and medium-sized businesses, consumer lending and mortgage lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. For the first nine months of 2003, average total loans were $56.6 billion, an increase of $6.6 billion, or 13.3%, compared to the same period in 2002. During the first nine months of 2003, average commercial loans and leases totaled $29.8 billion, an increase of $2.0 billion, or 7.3%, compared to the same period in 2002 and composed 52.6% of the loan and lease portfolio compared to 55.6% for the first nine months of 2002. Average mortgage loans totaled $11.2 billion and composed 19.8% of the loan and lease portfolio compared to 18.3% for the first nine months of 2002. Average consumer loans, which include sales finance, revolving credit and direct retail, totaled $15.6 billion, an increase of $2.6 billion, or 19.9%, compared to the same period in 2002. Consumer loans composed the remaining 27.6% of the loan and lease portfolio compared to 26.1% for the first nine months of 2002. Aided by the very low interest rate environment and strong housing market, BB&T originated a record $17.1 billion of mortgage loans during the first nine months of 2003 compared to $8.6 billion during the same period of 2002. Consequently, mortgage loans comprised a slightly higher percentage of BB&T’s total loan portfolio compared to 2002 while commercial loans and leases decreased slightly due to lower commercial loan demand.

          For the third quarter of 2003, average total loans were $61.5 billion, an increase of $9.9 billion, or 19.2%, compared to the same period in 2002. Average commercial loans and leases for the third quarter of 2003 totaled $30.8 billion, an increase of $2.3 billion, or 8.0% compared to the same period in 2002 and composed 50.1% of the loan and lease portfolio compared to 55.3% for the third quarter of 2002. Average mortgage loans totaled $11.8 billion and composed 19.1% of the loan and lease portfolio compared to 18.4% for the third quarter of 2002. Average consumer loans totaled $18.9 billion, an increase of $5.3 billion, or 39.4%, compared to the same period in 2002 and composed the remaining 30.8% of the loan and lease portfolio compared to 26.3% for the third quarter of 2002.

          The growth rates of the average loans described above were affected by loan portfolios held by companies that were acquired in purchase transactions during 2002 and 2003.In particular, on July 1, 2003, loans totaling $6.2 billion were acquired through the purchase of First Virginia. Excluding the effect of purchase accounting transactions, the average “internal” loan growth for the three months ended September 30, 2003, was 3.8% compared to the third quarter of 2002. By category, excluding the effects of purchase accounting transactions, average mortgage loans, including loans held for sale, increased 11.4%, average commercial loans and leases grew 1.8%, and average consumer loans increased 2.7% in the third quarter of 2003 compared to the same period of 2002. These rates are lower than BB&T’s historical internal rates for loan growth reflecting the effects of weaker loan demand in BB&T’s core markets.

BB&T Corporation          Page 24          Third Quarter 2003 Form 10-Q

          The annualized fully taxable equivalent ("FTE") yields on commercial, consumer and mortgage loans for the first nine months of 2003 were 5.60%, 7.57%, and 6.11%, respectively, resulting in an annualized yield on the total loan portfolio of 6.24%. The FTE yields on commercial, consumer and mortgage loans for the first nine months of 2002 were 6.23%, 8.63%, and 7.16%, respectively, resulting in an annualized yield on the total loan portfolio of 7.02%. This reflects a decrease of 78 basis points in the annualized yield on the total loan portfolio during the first nine months of 2003 in comparison to 2002. The decrease in yield resulted from a lower average prime rate during the first nine months of 2003 compared to the same period in 2002, as well as the overall lower interest rate environment. At the beginning of 2002, after a series of interest rate reductions by the Federal Reserve during 2001, the federal funds target rate was 1.75%. During the fourth quarter of 2002 and immediately preceding the end of the second quarter of 2003, the Federal Reserve further reduced the targeted federal funds rate to 1.25% and 1.00%, respectively. As a result of the Federal Reserve Board’s actions, the prime rate, which is the basis for pricing many commercial and consumer loans, averaged 4.00% and 4.16% during the third quarter and first nine months of 2003, respectively, compared to 4.75% during the comparable periods of 2002. The slower internal growth in the overall loan portfolio, combined with the decrease in the yield of the loan portfolio from 6.91% in the third quarter and 7.02% in the first nine months of 2002 to 6.02% in the third quarter and 6.24% in the first nine months of 2003, was more than offset by the substantial increase in the overall loan portfolio as a result of the acquisition of First Virginia. As a result, interest income from loans and leases on an FTE basis in the current quarter and the first nine months of 2003 increased 3.8% and .7%, respectively, compared to the 2002 periods.

          As part of the balance sheet restructuring discussed above, management plans to retain, rather than sell, $2.0 billion to $3.0 billion of mortgage loans from originations during 2003. BB&T plans to retain these mortgage loans, in addition to the mortgage loans BB&T normally holds in the portfolio, in an effort to improve net interest income. Through the end of the third quarter, BB&T had retained approximately $1.7 billion of mortgages in the loan portfolio pursuant to this strategy.

Securities

          Securities available for sale totaled $16.0 billion at September 30, 2003, a decrease of $1.6 billion, or 8.9%, compared with December 31, 2002. Securities available for sale had net unrealized gains, net of deferred income taxes, of $98.2 million at September 30, 2003, compared to net unrealized gains, net of deferred income taxes, of $329.1 million at December 31, 2002. Securities held to maturity totaled $57.1 million, an increase of $1.6 million, or 2.8%, from year-end 2002. Trading securities totaled $710.4 million, up $561.9 million compared to the balance at December 31, 2002.

          Average total securities for the first nine months amounted to $17.1 billion, down .7% from the average during the first nine months of 2002. For the third quarter of 2003, average securities totaled $17.4 billion, or .9% lower than the average balance for the third quarter of 2002.

BB&T Corporation          Page 25          Third Quarter 2003 Form 10-Q

          The decrease in securities available for sale and the increase in trading securities resulted from the sale of securities having a total par value of $453.0 million and the transfer of securities available for sale having a total par value of $522.5 million to the trading securities portfolio. These two transactions resulted in the recognition of $29.1 million of net securities losses, which were used to partially offset a recapture of the impairment of mortgage servicing rights during the third quarter of 2003. The transfer of securities available for sale to the trading portfolio was made pursuant to a change in management’s intent related to those securities, including more frequent trading activity as part of an economic hedging strategy related to mortgage servicing rights. During the third quarter of 2002, BB&T sold securities available for sale having a total par value of $2.0 billion, which created net gains totaling $135.9 million. These gains were taken principally to economically offset increases in the valuation allowance recorded to reduce the carrying value of BB&T’s mortgage servicing rights to estimated fair value during the third quarter of 2002.

          The annualized FTE yield on the average total securities portfolio for the first nine months of 2003 was 4.95%, a decrease of 137 basis points from the annualized yield earned in the first nine months of 2002. This decrease in yield resulted principally from the prolonged low interest rate environment and purchases of lower-yielding securities. As BB&T’s higher yielding securities matured, sold, or were called, the resulting cash flows were reinvested in securities paying lower interest rates.

          As part of the balance sheet restructuring undertaken in the second and third quarters of 2003, management used the proceeds from the second quarter sale or maturity of securities available for sale having a total par value of $4.0 billion and certain other funds to prepay $2.9 billion in FHLB long-term advances bearing high interest rates and to retain $2.0 billion to $3.0 billion in additional mortgage loans.

Other Interest Earning Assets

Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $322.0 million at September 30, 2003, an increase of $27.5 million, or 9.4%, compared to December 31, 2002. Interest-bearing deposits with banks increased $133.3 million, or 90.0%, compared to year-end 2002. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds and also reflect growth from the purchase of First Virginia. The average yield on other interest-earning assets for the first nine months of 2003 was 1.33%, a decrease of 56 basis points from the 1.89% earned on these assets during the first nine months of 2002. The decrease in the yield of other interest-earning assets is principally the result of the decline in the average federal funds rate as previously discussed.

BB&T Corporation          Page 26          Third Quarter 2003 Form 10-Q

Goodwill and Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $3.1 billion from December 31, 2002, to September 30, 2003. The increase was due primarily to additional goodwill and other intangibles resulting from the acquisition of First Virginia in the amount of $1.9 billion and $270.6 million, as well as increased bank owned life insurance and other assets, which grew $72.0 million and $287.3 million, respectively.

          Other assets include mortgage servicing rights totaling $327.4 million, net of an allowance for impairment, which totaled $172.6 million at September 30, 2003. During the third quarter management evaluated BB&T’s mortgage servicing rights and the related valuation allowance to determine whether any portion of the valuation allowance was unrecoverable. As a result of this evaluation, mortgage servicing rights and an associated allowance in the amount of $102.5 million were determined to be unrecoverable and were written off. This reduction had no impact on BB&T’s consolidated results of operation other than a reduction of future amortization of mortgage servicing rights.

Deposits

          Deposits at September 30, 2003, totaled $61.3 billion, an increase of $10.0 billion, or 19.5%, from December 31, 2002. Average deposits for the first nine months of 2003 increased $6.9 billion, or 14.3%, compared to the first nine months of 2002. The categories of deposits with the highest average rates of growth were money rate savings accounts, including investor deposit accounts, which increased $3.1 billion, or 21.3%, noninterest-bearing deposits, which increased $2.0 billion, or 28.4%, and CDs and other time deposits, which increased $1.5 billion, or 6.3%.

          For the third quarter, average deposits increased $11.3 billion, or 22.4%. Average total transaction accounts, which include noninterest-bearing deposits, savings, interest checking and money rate savings, totaled $35.5 billion for the third quarter, an increase of $9.7 billion, or 37.5%, compared to the third quarter of 2002. Average time deposits for the third quarter totaled $26.4 billion, which represents an increase of $1.6 billion, or 6.6%, compared to the third quarter of 2002.

          The growth in average deposits during the first nine months of 2003 compared to the corresponding period of 2002 includes the effect of deposits acquired in purchase accounting transactions completed during 2003 and 2002. In particular, the purchase of First Virginia at the beginning of the third quarter of 2003 added $9.4 billion in deposits. If the effects of purchase accounting transactions were excluded, average deposits for the nine months ended September 30, 2003, increased 3.6% compared to the same time period of 2002. For the third quarter of 2003, total average deposits, excluding the effects of purchase accounting transactions, increased 2.2% compared to the third quarter of 2002.

BB&T Corporation          Page 27          Third Quarter 2003 Form 10-Q

          The annualized average rate paid on total interest-bearing deposits during the first nine months of 2003 was 1.68%, a decrease of 81 basis points compared to 2002. The decrease in the average rate paid resulted from the lower interest rate environment that existed during 2003 compared to 2002, which included the previously discussed 75 basis point decrease in the average federal funds rate.

Borrowings

          At September 30, 2003, short-term borrowed funds totaled $6.3 billion, an increase of $898.0 million, or 16.6%, compared to December 31, 2002. For the third quarter of 2003, average short-term borrowed funds totaled $5.8 billion, an increase of $518.9 million, or 9.9%, from the comparable period of 2002. For the nine months ended September 30, 2003, average short-term borrowed funds totaled $4.8 billion, a decrease of $803.0 million, or 14.2%, compared to the first nine months of 2002. The increase in short-term borrowed funds was primarily caused by the purchase of First Virginia at the beginning of the third quarter, which had $581.3 million in short-term borrowings at the time of the acquisition. The average annualized rate paid on short-term borrowed funds was 1.19% for the first nine months of 2003, a decrease of 63 basis points from the average rate of 1.82% paid in the comparable period of 2002. This decrease in the cost of short-term borrowed funds resulted from the lower interest rate environment that has existed during 2003 compared to 2002, which included a 75 basis point decrease in the average federal funds rate.

          Long-term debt consists primarily of Federal Home Loan Bank (“FHLB”) advances to BB&T’s banking subsidiaries and corporate subordinated notes. Long-term debt has been utilized for a variety of funding needs, including the repurchase of common stock. Long-term debt totaled $9.8 billion at September 30, 2003, down $3.7 billion, or 27.6%, from the balance at December 31, 2002. For the third quarter of 2003, average long-term debt totaled $10.2 billion, a decrease of $2.1 billion, or 17.1%, compared to the third quarter of 2002. For the nine months ended September 30, 2003, average long-term borrowed funds were $12.3 billion, up $580.9 million, or 5.0%, compared to the first nine months of 2002. The average annualized rate paid on long-term borrowed funds was 3.96% for the first nine months of 2003, a decrease of 108 basis points from the average rate of 5.04% paid for the first nine months of 2002.

          In connection with the aforementioned balance sheet restructuring, BB&T refinanced $3.0 billion of FHLB advances during the second quarter of 2003, lowering the current annual interest rate paid on these advances during the next five years, after which the FHLB has the option to increase the interest rate paid on such advances. Because the refinancing gave rise to substantially similar debt, the transaction resulted in no immediate gain or loss. During the third quarter of 2003, BB&T prepaid $2.9 billion in FHLB advances using funds from reducing the size of the securities portfolio. The transaction resulted in prepayment penalties totaling $384.9 million that reduced third quarter after-tax earnings by $248.5 million. The prepayment penalties are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expenses. The reduction in higher-cost long-term debt is intended to improve net interest income and net interest margins. In the third quarter of 2003, the long-term debt transactions contributed approximately 20 basis points to the net interest margin.

BB&T Corporation          Page 28          Third Quarter 2003 Form 10-Q

Asset Quality

          Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $447.1 million at September 30, 2003, compared to $451.7 million at December 31, 2002. As a percentage of loans and leases plus foreclosed property, nonperforming assets were .73% at September 30, 2003, down from .84% at December 31, 2002. Loans 90 days or more past due and still accruing interest totaled $121.9 million at September 30, 2003, compared to $115.0 million at year-end 2002.

          BB&T’s net charge-offs totaled $61.8 million for the third quarter and amounted to .40% of average loans and leases, on an annualized basis, compared to $63.6 million, or .49% of average loans and leases, on an annualized basis, in the corresponding period in 2002. For the nine months ended September 30, 2003 and 2002, net charge-offs totaled $182.7 million and $177.9 million, respectively, and represented .43% and .48%, respectively, of average loans and leases on an annualized basis.

          The allowance for loan and lease losses totaled $791.5 million at September 30, 2003, compared to $723.7 million at December 31, 2002, an increase of 9.4%. The allowance amounted to 1.29% of loans and leases outstanding at September 30, 2003, compared to 1.35% at year-end 2002. Excluding loans held for sale, the allowance for loan and lease losses was 1.32% and 1.42% of loans and leases at September 30, 2003 and December 31, 2002, respectively. The overall trends in the allowance for loan and lease losses were partially aided by the acquisition of First Virginia, which had strong credit quality including lower net charge-offs and lower nonperforming assets in recent quarters compared to BB&T. This strong credit history, combined with a post-acquisition loan portfolio mix with a lower risk profile and improvements in BB&T’s net charge-off ratio and ratio of nonperforming assets to total assets, led to the reduction in the allowance as a percentage of outstanding loans and leases.

          During the first quarter of 2003, BB&T transferred $9.0 million, or 1.2% of the March 31, 2003 allowance for loan and lease losses to other liabilities. The amount transferred related to BB&T’s unfunded commitments. The transfer had no affect on BB&T’s consolidated results of operations.

          The provision for loan and lease losses for the third quarter of 2003 was $65.0 million, compared to $64.0 million during the same period in 2002. For the nine months ended September 30, 2003, the provision for loan and lease losses totaled $189.5 million compared to $179.0 million in 2002.

          Asset quality statistics for the last five calendar quarters are presented in the accompanying table.

BB&T Corporation          Page 29          Third Quarter 2003 Form 10-Q

ASSET QUALITY ANALYSIS
(Dollars in thousands)

	For the Three Months Ended

	9/30/03		6/30/03		3/31/03		12/31/02		9/30/02

Allowance For Loan & Lease Losses
Beginning balance	$719,576		$716,276		$723,685		$723,688		$706,446
Allowance for acquired loans, net	68,768		--		1,267		(16,075)		16,861
Reclassification of allowance related
to unfunded commitments	--		--		(8,986)		--		--
Provision for loan and lease losses	65,000		61,500		63,000		84,700		64,000
Net charge-offs	(61,817)		(58,200)		(62,690)		(68,628)		(63,619)

Ending balance	$791,527		$719,576		$716,276		$723,685		$723,688

Risk Assets
Nonaccrual loans and leases	$355,420		$363,524		$392,701		$374,842		$358,823
Foreclosed real estate	70,178		64,347		60,110		55,448		46,378
Other foreclosed property	20,902		17,575		21,714		21,199		17,712
Restructured loans	613		145		175		175		2,358

Total nonperforming assets	$447,113		$445,591		$474,700		$451,664		$425,271

Loans 90 days or more past due
and still accruing	$121,907		$97,479		$93,609		$115,047		$100,147

Asset Quality Ratios
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases*	.58%		.66%		.73%		.70%		.68%
Total nonperforming assets as a percentage of:
Total assets	.49		.55		.60		.56		.54
Loans and leases plus foreclosed property*	.73		.81		.88		.84		.80
Net charge-offs as a percentage of
average loans and leases*	.40		.43		.47		.51		.49
Net charge-offs excluding specialized
lending as a percentage of average
loans and leases**	.30		.31		.35		.40		.39
Allowance for loan and lease losses as a
percentage of loans and leases*	1.29		1.31		1.33		1.35		1.36
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.32		1.39		1.39		1.42		1.42
Ratio of allowance for loan and lease losses to:
Net charge-offs	3.23	x	3.08	x	2.82	x	2.66	x	2.87	x
Nonaccrual and restructured loans and leases	2.22		1.98		1.82		1.93		2.00

* Includes loans held for sale and is net of unearned income. Applicable ratios are annualized.
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

BB&T Corporation          Page 30          Third Quarter 2003 Form 10-Q

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

BB&T Corporation          Page 31          Third Quarter 2003 Form 10-Q

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

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical

			Percentage Change in
Linear	Prime Rate		Net Interest Income

Change in	September 30,		September 30,

Prime Rate	2003	2002	2003		2002

3.00	7.00%	7.75	(1.65	) %	1.51
1.50	5.50	6.25	(1.12)		0.83
(1.00)	3.00	NA	(1.16)		NA
(1.50)	NA	3.25	NA		(2.99)
(3.00)	NA	1.75	NA		(3.47)

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

Derivative Financial Instruments

          BB&T utilizes a variety of financial instruments to manage various financial and market risks. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, collars, financial forwards and futures contracts, interest rate lock commitments, and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to hedge business loans, mortgage loan origination activities, federal funds purchased, long-term debt and certificates of deposit. BB&T also used derivatives to facilitate transactions on behalf of its clients.

BB&T Corporation          Page 32          Third Quarter 2003 Form 10-Q

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. On September 30, 2003, BB&T had derivative financial instruments outstanding with notional amounts totaling $9.6 billion. The estimated fair value of open contracts was $184.5 million at September 30, 2003.

          Credit risk related to derivatives arises when notional amounts receivable from a counterparty exceed those payable. The risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals with national market makers with strong credit ratings and its clients in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements and, in certain instances, collateral agreements, with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure at September 30, 2003 was not material.

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at September 30, 2003:

Derivative Classifications and Hedging Relationships
(Dollars in thousands)

	September 30, 2003

	Notional	Fair Value
	Amount	Gain	Loss

Derivatives Designated as Cash Flow Hedges:
Hedging Business Loans	$4,150,000	$89,089	$--
Hedging Short-term Borrowed Funds	1,250,000	5,270	--

Derivatives Designated as Fair Value Hedges:
Hedging Business Loans	22,216	--	437
Hedging Long-term Debt	1,400,000	98,777	--

Derivatives Not Designated as Hedges	2,802,819	28,188	36,420

Total	$9,625,035	$221,324	$36,857

BB&T Corporation          Page 33          Third Quarter 2003 Form 10-Q

Derivative Financial Instruments
September 30, 2003
(Dollars in thousands)

		Average	Average	Estimated
	Notional	Receive	Pay	Fair
	Amount	Rate	Rate	Value

Receive fixed swaps	$6,122,938	4.54%	1.83%	$207,885
Pay fixed swaps	595,155	1.19%	3.72%	(20,456)
Caps, floors & collars	1,250,000	N/A	N/A	5,270
Foreign exchange contracts	174,832	N/A	N/A	706
Futures contracts	2,762	N/A	N/A	(40)
Interest rate lock commitments	186,982	N/A	N/A	3,337
Forward mortgage loan contracts	1,145,900	N/A	N/A	(12,289)
Options on contracts purchased	146,466	N/A	N/A	54

Total	$9,625,035			$184,467

N/A - not applicable.

Contractual Obligations, Contingent Liabilities and Other Commitments

BB&T utilizes a variety of financial instruments to meet the financial needs of its clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and financial guarantees, interest rate caps and floors written, interest rate swaps and forward and futures contracts. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2002, for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K, with the exception of short and long-term debt, have not materially changed since that report was filed. BB&T’s total borrowings were affected by the acquisition of First Virginia on July 1, which resulted in the assumption of additional $581.3 million of short-term borrowings and $8.5 million in long-term debt, principally FHLB advances. In addition, as part of a balance sheet restructuring during the current quarter, BB&T prepaid and modified the terms of a portion of its outstanding long-term debt. Detailed discussion of the effects of the balance sheet restructuring on BB&T’s outstanding debt is included in the “Borrowings” section herein. A discussion of BB&T’s derivative financial instruments is included in the “Derivative Financial Instruments” section herein.

Back to Index

BB&T Corporation          Page 34          Third Quarter 2003 Form 10-Q

CAPITAL ADEQUACY AND RESOURCES

          The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T’s principal goals related to capital management are to provide an adequate return to shareholders while retaining a sufficient base from which to support future growth and to comply with all regulatory standards.

          Total shareholders’ equity was $10.2 billion at September 30, 2003, and $7.4 billion at December 31, 2002. BB&T’s book value per common share at September 30, 2003 was $18.61 compared to $15.70 at December 31, 2002.

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

          Tier 1 capital is calculated as common shareholders’ equity excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments. Tier 1 capital is required to be at least 4% of risk-weighted assets, and total regulatory capital (the sum of Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier 1 capital.

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

BB&T Corporation          Page 35          Third Quarter 2003 Form 10-Q

CAPITAL RATIOS

	2003			2002

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

Risk-based capital ratios:
Tier 1 capital	9.6%	9.7%	9.5%	9.2%	9.7%
Total capital	13.3	13.8	13.8	13.4	13.5
Tier 1 leverage ratio	7.2	7.2	7.2	6.9	7.3

          During the first nine months of 2003 and 2002, BB&T repurchased 13.6 million and 10.5 million shares of BB&T common stock at a cost of $494.6 million and $397.6 million, respectively.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the third quarter of 2003 totaled $115.9 million, a decrease of 64.7% compared to the $328.2 million earned during the comparable quarter of 2002. On a diluted per share basis, earnings for the three months ended September 30, 2003, were $.21, compared to $.68 for the same period in 2002, a decrease of 69.1%. BB&T’s results of operations for the third quarter of 2003 produced an annualized return on average assets of .51% and an annualized return on average shareholders’ equity of 4.50% compared to prior year ratios of 1.68% and 17.66%, respectively.

          Net income for the nine months ended September 30, 2003, totaled $759.9 million, a decrease of $205.9 million, or 21.3%, compared to the $965.8 million earned during the comparable period of 2002. On a diluted per share basis, earnings for the first nine months of 2003 and 2002 were $1.51 and $2.02, respectively, which represents a 25.2% decrease. BB&T’s results of operations for the first nine months of 2003 produced an annualized return on average assets of 1.21% and an annualized return on average shareholders’ equity of 11.97% compared to prior year ratios of 1.72% and 18.44%, respectively.

          The decreases in net income and diluted earnings per share during the three and nine month periods ending September 30, 2003 compared to the same periods in 2002 were primarily caused by prepayment penalties in the amount of $248.5 million, on an after-tax basis, resulting from an early extinguishment of debt completed in connection with the previously discussed balance sheet restructuring during the third quarter of 2003.

BB&T Corporation          Page 36          Third Quarter 2003 Form 10-Q

          The following table sets forth selected financial ratios for the last five calendar quarters:

ANNUALIZED
PROFITABILITY MEASURES

	2003			2002

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

Return on average assets	.51%	1.57%	1.68%	1.71%	1.68%
Return on average shareholders' equity	4.50	16.38	17.78	17.97	17.66
Net interest margin (taxable equivalent)	4.17	4.06	4.13	4.22	4.25

Merger-Related and Restructuring Charges

          BB&T recorded certain merger-related and restructuring costs during both 2003 and 2002. For the third quarter of 2003, BB&T recorded $14.8 million in net after-tax charges primarily associated with the acquisition of First Virginia. During the third quarter of 2002, BB&T incurred $7.8 million in net after-tax charges primarily associated with the acquisitions of Regional Financial Corp. (“Regional”), Area Bancshares Corporation (“AREA”) and MidAmerica Bancorp (“MidAmerica”), as well as systems conversion costs related to other mergers. Merger-related and restructuring charges typically include, but are not limited to, personnel-related expenses such as staff relocation, severance benefits, early retirement packages and contract settlements; occupancy, furniture and equipment expenses including branch consolidation; and other costs, such as asset write-offs, professional fees, etc. For the nine months ended September 30, 2003 and 2002, BB&T incurred $24.9 million and $18.2 million, respectively, in net after-tax charges primarily associated with the same purchase acquisitions that affected the respective third quarters of 2003 and 2002.

          During the third quarter of 2003, BB&T recorded pre-tax merger-related and restructuring charges of $22.8 million. These expenses were recorded in connection with the third quarter acquisition of First Virginia. For the nine months ended September 30, 2003, BB&T recorded pre-tax merger-related and restructuring charges of $38.3 million in connection with the first quarter acquisition and systems conversion of Equitable and the third quarter acquisition of First Virginia. The above expenses are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expenses.

          During the third quarter of 2002, BB&T recorded pre-tax merger-related and restructuring charges of $12.7 million. These expenses were recorded in connection with the third quarter acquisition of Regional, as well as the third quarter systems conversions of AREA and MidAmerica. For the nine months ended September 30, 2002, BB&T recorded pre-tax merger-related and restructuring charges of $28.9 million. The above expenses are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expenses.

BB&T Corporation          Page 37          Third Quarter 2003 Form 10-Q

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

Summary of Merger-Related and Restructuring Charges
(Dollars in thousands)

	For the Nine Months Ended September 30,

	2003	2002

Severance and personnel-related costs	$11,385	$2,326
Occupancy and equipment charges	9,291	8,475
Marketing and public relations expenses	7,565	7,834
Systems conversions costs, asset write-offs,
charges to conform policies of an acquired
entity and other costs	10,083	10,232

Total	$38,324	$28,867

          Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination, which typically occurs in corporate support and data processing functions.

          Occupancy and equipment charges represent merger-related costs associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment. Marketing and public relations costs represent direct media advertising related to the acquisitions. Systems conversions and related charges include expenses necessary to convert and combine the acquired branches and operations of merged companies. The other merger-related charges are composed of asset and supply inventory write-offs, which are primarily composed of unreconciled differences in an acquired institution’s accounts or unreconciled differences identified during systems conversions, litigation accruals, charges to conform an acquired institution’s accounting policies to those of BB&T and other similar charges.

          In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The following tables present a summary of activity with respect to BB&T’s merger and restructuring accruals related to the mergers listed above, with the more significant mergers (F&M National Corporation and First Virginia) presented separately. These tables include costs reflected as expenses, as presented in the table above, and accruals recorded through purchase accounting adjustments.

BB&T Corporation          Page 38          Third Quarter 2003 Form 10-Q

	F&M National Corporation

	(Dollars in thousands)

	Balance			Balance		Balance
	December 31,	Additions in	Utilized in	December 31,	Utilized in	September 30,
	2001	2002	2002	2002	2003	2003

Severance and personnel-related charges	$11,055	$1,417	$11,592	$880	$633	$247
Occupancy and equipment charges	10,992	--	797	10,195	3,590	6,605
Systems conversions and related charges	4,375	2,825	7,200	--	--	--
Other merger-related charges	3,110	--	2,113	997	10	987

Total	$29,532	$4,242	$21,702	$12,072	$4,233	$7,839

           The remaining accruals at September 30, 2003, for F&M National Corporation are related primarily to costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future upon termination of the various leases and sale of duplicate property. These accruals are expected to be substantially utilized in 2003 unless they relate to specific contracts expiring in later years.

	First Virginia Banks, Inc.

	(Dollars in thousands)

			Balance
	Additions in	Utilized in	September 30,
	2003	2003	2003

Severance and personnel-related charges	$26,723	$2,605	$24,118
Occupancy and equipment charges	29,579	5,516	24,063
Systems conversions and related charges	20,594	--	20,594
Other merger-related charges	4,245	--	4,245

Total	$81,141	$8,121	$73,020

           Merger-related and restructuring accruals related to First Virginia are generally expected to be utilized over the next 12 months, unless they relate to specific contracts or legal obligations that expire in later years, or they relate to the disposal of duplicate facilities and equipment, which may take longer than 12 months to complete.

BB&T Corporation          Page 39          Third Quarter 2003 Form 10-Q

           Activity with respect to the merger and restructuring accruals for all other mergers, which are discussed above, is presented in the accompanying table:

	All Other Merger Activity

	(Dollars in thousands)

	Balance			Balance			Balance
	December 31,	Additions in	Utilized in	December 31,	Additions in	Utilized in	September 30,
	2001	2002	2002	2002	2003	2003	2003

Severance and personnel-related charges	$20,316	$38,597	$42,964	$15,949	$4,582	$10,834	$9,697
Occupancy and equipment charges	21,431	31,668	22,269	30,830	3,943	21,785	12,988
Systems conversions and related charges	6,953	9,453	14,668	1,738	940	2,678	--
Other merger-related charges	12,000	21,438	23,154	10,284	14,044	16,865	7,463

Total	$60,700	$101,156	$103,055	$58,801	$23,509	$52,162	$30,148

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

          Because BB&T often has multiple merger integrations in process, and, due to limited resources, must schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals may cover an extended period of time. In general, the majority of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate staff positions are eliminated and the terminated employees begin to receive severance payments. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary.

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

BB&T Corporation          Page 40          Third Quarter 2003 Form 10-Q

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $832.9 million for the third quarter of 2003 compared to $742.7 million for the same period in 2002, an increase of $90.3 million, or 12.2%. For the three months ended September 30, 2003, average earning assets increased $9.9 billion, or 14.2%, compared to the same period of 2002, while average interest-bearing liabilities increased by $6.2 billion, or 10.1%, and the net interest margin decreased from 4.25% in the third quarter of 2002 to 4.17% in the current quarter. This decrease in the net interest margin resulted primarily because of two factors. The reinvestment of proceeds from the sales, maturities and prepayments of securities, particularly sales of securities in previous quarters that produced gains to economically offset writedowns in mortgage servicing rights, and the additional interest expense incurred in connection with BB&T’s stock buy-back program negatively affected the net interest margin for the third quarter of 2003 by 6 basis points and 2 basis points, respectively.

          For the nine months ended September 30, 2003, net interest income on an FTE basis was $2.3 billion compared to $2.2 billion for the same period in 2002, an increase of $131.6 million, or 6.1%. Average earning assets for the first nine months of 2003 increased $6.6 billion, or 9.8%, while average interest-bearing liabilities increased $4.7 billion, or 8.0%, compared to the first nine months of 2002. The net interest margin for the first nine months of 2002 compared to the same period in 2003 decreased 14 basis points from 4.26% to 4.12%. This decrease in margin was the result of several factors. During November 2002, the Federal Reserve reduced the targeted federal funds rate by 50 basis points to 1.25% where it remained until mid-June 2003, when it was further reduced by an additional 25 basis points to 1.00%. In the declining interest rate environment, the average yield on interest earning assets declined 90 basis points, while the average cost of funds over the same time frame declined 85 basis points, causing a reduction in the margin. In addition, the reinvestment of proceeds from the sales, maturities and prepayments of securities, particularly sales of securities taken to produce gains to economically offset writedowns in mortgage servicing rights, and the additional interest expense incurred in connection with BB&T’s stock buy-back program negatively affected the net interest margin for the first nine months of 2003 by 6 basis points and 3 basis points, respectively.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the third quarter and first nine months of 2003 compared to the same periods in 2002, and the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation          Page 41          Third Quarter 2003 Form 10-Q

Net Interest Income and Rate / Volume Analysis
For the Three Months Ended September 30, 2003 and 2002

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

Fully Taxable Equivalent - (Dollars in thousands)	2003	2002	2003	2002	2003	2002	(Decrease)	Rate (6)	Volume (6)

Assets
Securities (1):
U.S. Treasury, government and other (5)	$16,425,338	$16,675,988	4.28%	6.02%	$175,594	$250,917	$(75,323)	$(72,194)	$(3,129)
States and political subdivisions	997,878	898,930	6.28	7.45	15,667	16,750	(1,083)	(2,830)	1,747

Total securities (5)	17,423,216	17,574,918	4.39	6.09	191,261	267,667	(76,406)	(75,024)	(1,382)
Other earning assets (2)	633,744	456,474	1.13	1.67	1,798	1,922	(124)	(738)	614
Loans and leases, net
of unearned income (1)(3)(4)(5)	61,519,643	51,628,276	6.02	6.91	931,997	897,969	34,028	(124,743)	158,771

Total earning assets	79,576,603	69,659,668	5.62	6.67	1,125,056	1,167,558	(42,502)	(200,505)	158,003

Non-earning assets	11,269,213	7,911,563

Total assets	$90,845,816	$77,571,231

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$4,535,667	$3,350,476	0.26	0.77	3,000	6,518	(3,518)	(5,293)	1,775
Money rate savings	20,029,818	15,110,502	0.65	1.17	32,643	44,545	(11,902)	(23,672)	11,770
Certificates of deposit and other time deposits	26,350,439	24,708,799	2.24	3.26	148,525	203,185	(54,660)	(67,419)	12,759

Total interest-bearing deposits	50,915,924	43,169,777	1.43	2.34	184,168	254,248	(70,080)	(96,383)	26,303
Short-term borrowed funds	5,763,994	5,245,126	0.99	1.83	14,651	24,140	(9,489)	(11,973)	2,484
Long-term debt	10,205,592	12,313,297	3.60	4.73	93,291	146,515	(53,224)	(31,683)	(21,541)

Total interest-bearing liabilities	66,885,510	60,728,200	1.73	2.78	292,110	424,903	(132,793)	(140,040)	7,247

Noninterest-bearing deposits	10,973,849	7,383,310
Other liabilities	2,771,315	2,089,417
Shareholders' equity	10,215,142	7,370,304

Total liabilities and
shareholders' equity	$90,845,816	$77,571,231

Interest rate spread			3.89	3.89
Net yield on earning assets			4.17%	4.25%	$832,946	$742,655	$90,291	$(60,465)	$150,756

Taxable equivalent adjustment					$26,488	$40,563

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Changes in interest income and expense attributable to both changes in interest rates and changes in volumes are allocated proportionately.

BB&T Corporation          Page 42          Third Quarter 2003 Form 10-Q

Net Interest Income and Rate / Volume Analysis
For the Nine Months Ended September 30, 2003 and 2002

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

Fully Taxable Equivalent - (Dollars in thousands)	2003	2002	2003	2002	2003	2002	(Decrease)	Rate (6)	Volume (6)

Assets
Securities (1):
U.S. Treasury, government and other (5)	$16,209,078	$16,268,763	4.84%	6.26%	$588,273	$763,500	$(175,227)	$(171,964)	$(3,263)
States and political subdivisions	889,386	951,924	7.02	7.47	46,800	53,330	(6,530)	(3,146)	(3,384)

Total securities (5)	17,098,464	17,220,687	4.95	6.32	635,073	816,830	(181,757)	(175,110)	(6,647)
Other earning assets (2)	534,210	422,283	1.33	1.89	5,343	5,969	(626)	(2,026)	1,400
Loans and leases, net
of unearned income (1)(3)(4)(5)	56,565,028	49,923,043	6.24	7.02	2,643,228	2,623,786	19,442	(308,540)	327,982

Total earning assets	74,197,702	67,566,013	5.91	6.81	3,283,644	3,446,585	(162,941)	(485,676)	322,735

Non-earning assets	9,516,151	7,320,021

Total assets	$83,713,853	$74,886,034

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$3,742,356	$3,373,876	0.36	0.78	10,081	19,647	(9,566)	(11,517)	1,951
Money rate savings	17,568,757	14,488,268	0.81	1.15	105,907	124,205	(18,298)	(41,435)	23,137
Certificates of deposit and other time deposits	25,173,205	23,673,182	2.49	3.55	468,309	628,185	(159,876)	(197,599)	37,723

Total interest-bearing deposits	46,484,318	41,535,326	1.68	2.49	584,297	772,037	(187,740)	(250,551)	62,811
Short-term borrowed funds	4,849,076	5,652,086	1.19	1.82	43,809	77,053	(33,244)	(24,127)	(9,117)
Long-term debt	12,308,015	11,727,122	3.96	5.04	368,817	442,343	(73,526)	(99,157)	25,631

Total interest-bearing liabilities	63,641,409	58,914,534	2.08	2.93	996,923	1,291,433	(294,510)	(373,835)	79,325

Noninterest-bearing deposits	9,008,067	7,016,475
Other liabilities	2,575,119	1,953,061
Shareholders' equity	8,489,258	7,001,964

Total liabilities and
shareholders' equity	$83,713,853	$74,886,034

Interest rate spread			3.83	3.88
Net yield on earning assets			4.12%	4.26%	$2,286,721	$2,155,152	$131,569	$(111,841)	$243,410

Taxable equivalent adjustment					$84,665	$115,763

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Changes in interest income and expense attributable to both changes in interest rates and changes in volumes are allocated proportionately.

BB&T Corporation          Page 43          Third Quarter 2003 Form 10-Q

Noninterest Income

          Noninterest income for the three months ended September 30, 2003, was $512.1 million compared to $393.4 million for the same period in 2002, an increase of $118.7 million, or 30.2%. Noninterest income increased primarily due to substantial growth in mortgage banking income, growth in investment banking and brokerage fees and commissions, and in commissions generated by BB&T’s insurance agency network and insurance brokerage operations. These increases were partially offset by net losses on securities recognized in the third quarter of 2003 compared to gains from sales of securities recognized in the third quarter of 2002. For the nine months ended September 30, 2003, noninterest income totaled $1.4 billion, an increase of $272.6 million, or 23.8%, compared to the same period in 2002. The increase in noninterest income for the period ended September 30, 2003, was primarily driven by the same factors that affected quarterly growth.

          Service charges on deposits totaled $122.0 million for the third quarter of 2003, up $17.2 million, or 16.4%, compared to the third quarter of 2002. For the first nine months of 2003, service charges on deposits totaled $315.4 million, an increase of $18.6 million, or 6.3%, compared to the same period in 2002. Both the quarterly and year-to-date growth resulted from the purchase of First Virginia at the beginning of the third quarter of 2003, which contributed $18.9 million in additional service charges on deposits in the current quarter. Excluding the effect of this acquisition, service charges on deposits decreased 1.1% and 1.2% for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002. The decrease in service charges on deposits, excluding the effect of First Virginia, was the result of changes in deposit mix and competitive pricing pressure. In light of the low interest rate environment, many commercial customers are concentrating their deposit balances in transaction accounts instead of in traditional higher fee interest bearing commercial deposit accounts, which allows them to minimize commercial account analysis fees. In terms of retail deposits, pricing reductions of certain deposit-related services and new lower-fee deposit products were introduced during 2003 in response to market conditions and competition within BB&T’s footprint.

          Trust income totaled $31.9 million for the current quarter, an increase of $4.5 million, or 16.4%, compared to the same period a year ago. For the first nine months of 2003, trust income totaled $84.1 million, up $9.4 million, or 12.6%, compared to the same period in 2002. The increase in trust income was partially due to the acquisition of First Virginia, which contributed $3.4 million of trust income during the current quarter, and to increases in mutual fund and estate management fees. Also, the value of trust assets under management, including custodial accounts, increased from $23.0 billion at September 30, 2002 to $25.8 billion at September 30, 2003. Total trust assets under management at September 30, 2003 includes $2.2 billion in trust assets from the acquisition of First Virginia and reflects a reduction of $2.4 billion in trust assets from the North Carolina state employees’ 401-K plan, which transferred to a successor trustee. The increase in trust income for the first nine months of 2003 compared to the same period in 2002 was primarily attributable to the same factors that affected the quarterly growth.

BB&T Corporation          Page 44          Third Quarter 2003 Form 10-Q

          Investment banking and brokerage fees and commissions totaled $65.3 million during the third quarter of 2003, an increase of $17.4 million, or 36.3%, compared to the third quarter of 2002. For the nine months, investment banking and brokerage fees and commissions totaled $177.3 million, an increase of $20.5 million, or 13.0%, compared to the same period in 2002. The increase in this category of revenue for the third quarter and the first nine months of 2003 resulted primarily from growth in brokerage commissions and other trading income at Scott & Stringfellow, BB&T’s wholly-owned investment banking and brokerage subsidiary, and commissions from sales of annuities, which contributed $17.0 million of the increase for the third quarter and $20.5 million of the increase for the nine months, respectively.

          Insurance commissions totaled $103.6 million for the third quarter of 2003, an increase of $23.2 million, or 28.8%, compared to the same three-month period of 2002. For the first nine months of 2003, insurance commissions totaled $293.8 million, up $67.9 million, or 30.1%, compared to the same period last year. Internal growth combined with the expansion of BB&T’s insurance agency network and insurance brokerage operations generated this strong growth. Revenues from BB&T’s insurance brokerage operations contributed $8.5 million in revenue growth for the current quarter and $30.5 million for the first nine months of 2003. Furthermore, property and casualty insurance commissions increased $8.4 million and credit insurance commissions increased $2.0 million compared with the third quarter of 2002. In addition to the factors that influenced third quarter growth, the 30.1% increase in insurance commissions during for the first nine months of 2003 was driven by growth in employee benefits commissions, insurance fees and charges and accident and health insurance premium income, which increased $4.4 million, $4.2 million, and $6.0 million, respectively, compared to the same period of 2002.

          Income from mortgage banking activities totaled $117.5 million for the third quarter of 2003, an increase of $205.8 million compared to a net loss of $88.3 million for the third quarter of 2002. The significant fluctuations in net mortgage banking revenues are primarily a function of high interest rate volatility that has affected the value of BB&T’s mortgage servicing rights. While the low interest rate environment during the last two years contributed to high mortgage origination volume, it also resulted in higher prepayment speed assumptions for existing serviced loans, which lowered the value of BB&T’s mortgage servicing rights causing writedowns in their value. During the third quarter of 2003, mortgage rates increased, producing an $88.9 million recapture of previous writedowns, which was recognized through a reduction of the impairment allowance. This recapture income compares to a writedown of the carrying value of BB&T’s mortgage servicing rights totaling $130.8 million during the third quarter of 2002. The recapture of the carrying value of mortgage servicing rights during the current quarter was substantially offset by losses from sales and transfers of securities available for sale, losses on mortgage banking-related derivatives, and a reduction in secondary marketing activities versus prior quarters. The mortgage servicing rights impairment recorded in the third quarter of 2002 was substantially offset by gains from sales of securities available for sale. During the current quarter, BB&T originated $5.9 billion of mortgage loans compared to $3.5 billion during the third quarter of 2002. Despite the increase in mortgage origination volume, mortgage production income declined by $10.9 million to $25.2 million during the third quarter of 2003 compared to $36.1 million for the same quarter of 2002. This decline was primarily attributable to a reduction in secondary marketing activities driven by a higher percentage of retained mortgage production. For the first nine months of 2003, income from mortgage banking activities totaled $144.7 million, up $175.0 million compared to the losses in the same period in 2002. The increase in year-to-date mortgage banking income primarily resulted from an increase in mortgage production income, a reduction in impairment of mortgage servicing rights offset in part by an increase in amortization expense. Mortgage production volume for the nine months ended September 30, 2003 was $17.1 billion versus $8.6 billion for the nine months ended September 30, 2002. This two-fold increase in mortgage production volume resulted in an increase of $112.5 million in mortgage production income to $207.6 million for the nine months ended September 30, 2003 as compared to $95.1 million for the first nine months of 2002. For the nine months ended September 30, 2003, BB&T recorded $57.3 million in net mortgage servicing rights impairment charges compared to $156.4 million of impairment charges recorded during the same period of 2002. Amortization expense associated with mortgage servicing rights increased by $61.4 million to $126.7 million for the nine months ended September 30, 2003 versus $65.3 million for the first nine months of 2002.

BB&T Corporation          Page 45          Third Quarter 2003 Form 10-Q

          Other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $73.3 million for the third quarter of 2003, an increase of $19.2 million, or 35.4%, compared to the three months ended September 30, 2002. For the nine months ended September 30, 2003, other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $190.4 million, an increase of $40.0 million, or 26.6%, compared to the same period in 2002. The principal drivers of the third quarter increase were check card interchange fees, ATM fees and bankcard income, which increased $1.2 million, $1.7 million and $5.8 million, respectively, compared to the same period in 2002. Furthermore, the July 1, 2003 acquisition of First Virginia contributed an additional $6.9 million in other nondeposit fees and commissions during the third quarter and first nine months of 2003. The 26.6% increase in other nondeposit fees and commissions, including bankcard fees and merchant discounts, for the first nine months of 2003 was also primarily driven by growth in check card interchange fees and bankcard income, which increased $9.1 million and $10.5 million, respectively, compared to the same period of 2002. In addition, fees from money orders, and official check outsourcing fees increased $2.9 million and $2.3 million, respectively, over the same time period.

          BB&T recorded a net loss from sales and transfers of securities totaling $29.1 million during the current quarter compared with $135.5 million of net securities gains realized during the same period one year ago. For the nine months ended September 30, 2003 and 2002, securities gains totaled $114.6 million and $168.6 million, respectively. The net loss in the third quarter of 2003 resulted from the sale of securities available for sale and the transfer of securities available for sale to the trading securities portfolio. These losses economically offset the recapture of the impairment of BB&T’s mortgage servicing rights during the third quarter of 2003.

          Other income totaled $27.7 million for the third quarter of 2003, a decrease of $3.9 million, or 12.3%, compared with the same period one year ago. This decrease was primarily caused by lower income from limited partnership investments, which declined $17.4 million compared to the third quarter of 2002, which was partially offset by gains from the sale of other miscellaneous investments, which increased $6.6 million. For the nine months ended September 30, 2003 and 2002, other income totaled $97.8 million and $102.7 million, respectively, with the decrease resulting principally from the same factors that affected the quarterly results.

BB&T Corporation          Page 46          Third Quarter 2003 Form 10-Q

Noninterest Expense

          Noninterest expenses totaled $1.1 billion for the third quarter of 2003 compared to $577.2 million for the same period a year ago, an increase of $539.8 million, or 93.5%. Noninterest expenses for the third quarter include $22.8 million of pretax merger-related and restructuring expenses principally associated with the acquisition of First Virginia and a loss from the early termination of FHLB advances totaling $384.9 million. For the nine months ended September 30, 2003, noninterest expenses totaled $2.4 billion, an increase of $696.3 million, or 41.6%, over the same period a year ago. Noninterest expenses for the first nine months of 2003 include $38.3 million of pretax merger-related and restructuring expenses, as well as the $384.9 million loss from the early extinguishment of debt.

          Personnel expense, the largest component of noninterest expense, was $412.4 million for the third quarter of 2003 compared to $323.1 million for the same period in 2002, an increase of $89.2 million, or 27.6%. This increase was primarily attributable to the acquisition of First Virginia during the third quarter of 2003, which contributed approximately $48.0 million of the increase in personnel expenses. Additionally, during the current quarter, employee incentive and performance compensation expenses and employee benefit expenses increased $27.0 million and $14.1 million, respectively. For the nine months ended September 30, 2003, personnel expense totaled $1.1 billion, up $184.9 million, or 19.5%, compared to 2002. The increase resulted primarily from the same factors that produced the quarterly growth.

          Occupancy and equipment expense for the three months ended September 30, 2003, totaled $97.4 million compared to $85.6 million for the third quarter of 2002. For the first nine months of 2003, occupancy and equipment expense totaled $270.7 million, an increase of $17.0 million, or 6.7%, compared to the same period last year. Both increases resulted primarily from the acquisition of First Virginia, which added $11.6 million in occupancy and equipment expenses during the third quarter of 2003. In addition, during the nine months ended September 30, 2003, building maintenance expenses and rent expenses increased $1.6 million and $3.5 million, respectively, which were substantially offset by a decrease in communication and information technology equipment expenses of $3.3 million.

          The amortization of intangible assets totaled $21.0 million for the current quarter, an increase of $13.9 million, or 196.8%, from the amount incurred in the third quarter of 2002. For the nine months ended September 30, 2003, amortization of intangible assets totaled $34.6 million, an increase of $16.9 million, or 95.4%, compared to the same period in 2002. These increases were primarily due to acquisitions completed during the last quarter of 2002 and the first three quarters of 2003, the largest of which was the purchase of First Virginia, which contributed $13.9 million in amortization expenses during the third quarter of 2003. See Note D to the Consolidated Financial Statements herein for a summary of completed mergers and acquisitions.

BB&T Corporation          Page 47          Third Quarter 2003 Form 10-Q

          Other noninterest expenses, including professional services, totaled $178.6 million for the third quarter of 2003, an increase of $29.8 million, or 20.0%, compared to the same period of 2002. The principal reason for the increase was the purchase of First Virginia, which added other noninterest expenses totaling $16.3 million during the current quarter. For the first nine months of 2003, other noninterest expenses totaled $511.0 million, an increase of $83.2 million, or 19.4%, compared to the same period in 2002. In addition to the impact of the First Virginia acquisition, year-to-date other noninterest expenses were also affected by additional noninterest expenses from advertising and public relations expenses and loan and lease expenses, which resulted in increases of $4.7 million and $13.0 million, respectively.

Provision for Income Taxes

          The provision for income taxes totaled $20.7 million for the third quarter of 2003, a decrease of $105.4 million, or 83.6%, compared to the third quarter of 2002 due to the substantial decrease in pretax income. For the nine months ended September 30, 2003, the provision for income taxes totaled $298.8 million, a decrease of $75.5 million, or 20.2%, compared to 2002. BB&T’s effective income tax rates were 15.2% and 27.8% for the three months ended September 30, 2003 and 2002, respectively, and 28.2% and 28.1% for the first nine months of 2003 and 2002, respectively.

          BB&T has entered into option contracts which legally transferred part of the responsibility for the management of future residuals of certain leveraged lease investments including the future remarketing or re-leasing of these assets to a wholly-owned subsidiary in a foreign jurisdiction having a lower income tax rate, thereby lowering the effective income tax rate applicable to these lease investments. These option contracts provide that the foreign subsidiary may purchase the lease investments at expiration of the existing leveraged leases for a fixed price. As a result, a portion of the residual value included in the consolidated leveraged lease analysis should be taxed at a lower tax rate than originally anticipated, resulting in a change in the total net income from the lease. The net income from the affected leases was recalculated from inception based on the new effective income tax rate. The recalculation had the effect of reducing net interest income by $2.4 million and $8.4 million, and the income tax provision by $9.6 million and $16.5 million for the first nine months of 2003 and 2002, respectively. BB&T intends to permanently reinvest the earnings of this subsidiary and, therefore, deferred income taxes associated with the foreign subsidiary arising from these transactions have not been provided.

          During 2001, BB&T transferred certain securities and real estate secured loans to a subsidiary in exchange for additional common equity in the subsidiary. The transaction resulted in a difference between BB&T’s tax basis in the equity investment in the subsidiary and the assets transferred to the subsidiary. This difference in basis resulted in a net reduction in the provision for income taxes of $2.9 million and $26.0 million for the first nine months of 2003 and 2002, respectively.

BB&T Corporation          Page 48          Third Quarter 2003 Form 10-Q

          During the third quarter, the Internal Revenue Service (“IRS”) concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. The examination related primarily to BB&T’s income tax treatment of certain leveraged lease investments, which were entered into during the years under examination. Following their examination, the IRS issued a Revenue Agent Report assessing BB&T taxes and interest in the amount of $59.3 million, which was paid by BB&T during the third quarter. The payment did not affect BB&T’s consolidated results of operations as the proposed adjustments related primarily to the timing of revenue recognition and amortization expense for which deferred taxes had been provided. Management continues to believe that BB&T’s treatment of these leveraged leases was appropriate and in compliance with existing tax laws and regulations for the years examined, and is currently evaluating its options regarding filing for a refund of this assessment.

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

Back to Index

BB&T Corporation          Page 49          Third Quarter 2003 Form 10-Q

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

BB&T Corporation          Page 50          Third Quarter 2003 Form 10-Q

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

BB&T Corporation          Page 51          Third Quarter 2003 Form 10-Q

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

BB&T Corporation          Page 52          Third Quarter 2003 Form 10-Q

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(b)           Current Reports on Form 8-K filed or furnished during and following the quarter ended September 30, 2003.

          On July 2, 2003, BB&T filed a Current Report on Form 8-K under Item 5 to announce BB&T’s completion of the acquisition of First Virginia Banks, Inc. On July 8, 2003, BB&T filed a Current Report on Form 8-K under Item 5 to announce the retirement of Sherry A. Kellett, BB&T’s Corporate Controller and a member of BB&T’s Executive Management team, and to announce the appointment of Edward D. Vest as Corporate Controller effective with Ms. Kellett’s retirement. On July 15, 2003, BB&T furnished a Current Report on Form 8-K under Item 9 pursuant to Item 12 to report the results of operations for the second quarter of 2003. On August 27, 2003, BB&T filed a Current Report on Form 8-K under Item 5 to announce the approval of a new share repurchase program. On September 15, 2003, BB&T filed a Current Report on Form 8-K under Item 5 to reflect additional information with respect to BB&T’s operating segments that appeared in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2002. On October 14, 2003, BB&T furnished a Current Report on Form 8-K under Item 12 to report the results of operations for the third quarter of 2003. On November 12, 2003, BB&T furnished a Current Report on Form 8-K under Item 9 to announce plans to acquire McGriff, Seibels & Williams, Inc., a commercial insurance broker based in Birmingham, Alabama.

Back to Index

BB&T Corporation          Page 53          Third Quarter 2003 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date: November 13, 2003	By: /s/ Scott E. Reed
Scott E. Reed, Senior Executive Vice
President and Chief Financial Officer

Date: November 13, 2003	By: /s/ Edward D. Vest
Edward D. Vest, Senior Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation          Page 54          Third Quarter 2003 Form 10-Q