Form 10-K
period 2003-12-31
BB&T CORP
filed 2004-03-08
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2003

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

At December 31, 2003, the Corporation had 541,942,987 shares of its Common Stock, $5 par value, outstanding. The aggregate market value of voting stock held by nonaffiliates of the Corporation at December 31, 2003, was approximately $18.4 billion (based on the closing price of such stock as of the last trading day of the registrant’s most recently completed second fiscal quarter).

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 27, 2004, are incorporated by reference in Part III of this report.

CROSS REFERENCE INDEX

			Page
PART I	Item 1	Business	4

	Item 2	Properties	16, 81

	Item 3	Legal Proceedings	99

	Item 4	Submission of Matters to a Vote of Shareholders

		None.

PART II	Item 5	Market for the Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities	51

	Item 6	Selected Financial Data	55

	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	45

	Item 8	Financial Statements and Supplementary Data

		Consolidated Balance Sheets at December 31, 2003 and 2002	60

		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2003	61

		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2003	62

		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003	63

		Notes to Consolidated Financial Statements	64

		Report of Independent Auditors	58

		Quarterly Financial Summary for 2003 and 2002	54

	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.	16

	Item 9A	Controls and Procedures	114

PART III	Item 10	Directors and Executive Officers of the Registrant	*, 16

	Item 11	Executive Compensation	*

	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	*

	Item 13	Certain Relationships and Related Transactions	*

	Item 14	Principal Accountant Fees and Services	*

PART IV	Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	122

(a)	Financial Statements—See Listing in Item 8 above.

(b)	Current Reports on Form 8-K filed during the fourth quarter of 2003.

Type	Date Filed	Reporting Purpose

Item 12	October 14, 2003	To announce BB&T’s third quarter 2003 earnings.

Item 9	November 12, 2003	To announce the signing of a definitive agreement to acquire McGriff, Seibels & Williams, Inc., of Birmingham, Alabama.

Item 5	November 19, 2003	To file BB&T’s calculation of earnings to fixed charges.

Item 9	December 2, 2003	To announce the signing of a definitive agreement to acquire Republic Bancshares, Inc., of St. Petersburg, Florida.

Item 5	December 11, 2003	To file certain information with respect to BB&T’s operating segments and Tier 2 regulatory capital, including financial statements.

Item 5	December 23, 2003	To file an underwriting agreement and Indenture Regarding Subordinated Securities.

(c)	Exhibits	122

(d)	Financial Statement Schedules—None required.

*	The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors”, “Corporate Governance Matters” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation of Executive Officers”, “Retirement Plans” and “Compensation Committee Report on Executive Compensation” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Security Ownership” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Compensation Committee Interlocks and Insider Participation” and “Transactions with Executive Officers and Directors” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the heading “Fees to Auditors” in the Registrant’s Proxy Statement for the 2004 Annual Meeting of Shareholders.

OVERVIEW AND DESCRIPTION OF BUSINESS

General

BB&T Corporation (“BB&T”, “the Company” or “the Corporation”), headquartered in Winston-Salem, North Carolina, is a financial holding company providing a wide variety of banking and financial services. BB&T conducts its business operations primarily through its commercial banking subsidiaries, which have offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Indiana and Washington, D.C. In addition, BB&T offers various lending products, insurance and other financial services products nationwide through other subsidiaries.

BB&T’s principal commercial bank subsidiaries are Branch Banking and Trust Company (“Branch Bank”), Branch Banking and Trust Company of South Carolina (“BB&T-SC”) and Branch Banking and Trust Company of Virginia (“BB&T-VA”) collectively, the “Subsidiary Banks”. Branch Bank, BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina.

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

Principal Subsidiaries of BB&T Corporation

At December 31, 2003, the principal assets of BB&T included all of the issued and outstanding shares of common stock of:

•	Branch Banking and Trust Company, Winston-Salem, North Carolina;

•	Branch Banking and Trust Company of South Carolina, Greenville, South Carolina;

•	Branch Banking and Trust Company of Virginia, Richmond, Virginia;

•	Regional Acceptance Corporation, Greenville, North Carolina;

•	Scott & Stringfellow, Inc., Richmond, Virginia;

•	MidAmerica Gift Certificate Company, Louisville, Kentucky;

•	Sheffield Financial Corporation, Clemmons, North Carolina;

•	BB&T Factors Corporation, High Point, North Carolina; and

•	BB&T Bankcard Corporation, Columbus, Georgia

Branch Bank’s principal operating subsidiaries include:

•	BB&T Leasing Corporation, based in Charlotte, North Carolina, which provides lease financing to commercial businesses and municipal governments;

•	BB&T Investment Services, Inc., located in Charlotte, North Carolina, which offers customers nondeposit investment alternatives, including discount brokerage services, fixed-rate and variable-rate annuities, mutual funds, and government and municipal bonds;

•	BB&T Insurance Services, Inc., headquartered in Raleigh, North Carolina, which was the 8th largest retail insurance broker in the country at December 31, 2003, and offers property and casualty, life, health, employee benefits, commercial general liability, surety, title, and other insurance products through its agency network;

•	Stanley, Hunt, DuPree & Rhine Inc., with dual headquarters in Greensboro, North Carolina and Greenville, South Carolina, which offers group medical plans, insurance and investment consulting, and actuarial services;

•	Prime Rate Premium Finance Corporation, Inc., located in Florence, South Carolina, which provides insurance premium financing primarily to customers in BB&T’s principal market area;

•	Laureate Capital, LLC, located in Charlotte, North Carolina, which specializes in arranging and servicing commercial mortgage loans;

•	Lendmark Financial Services, Inc., located in Conyers, Georgia, which offers alternative consumer and mortgage loans to clients unable to meet BB&T’s normal consumer and mortgage loan underwriting guidelines; and

•	CRC Insurance Services, Inc., based in Birmingham, Alabama, which is authorized to do business nationwide and was the 4th largest wholesale insurance broker in the country with 21 offices in 15 states at December 31, 2003.

BB&T-SC operated 94 banking offices at December 31, 2003 and is the third largest bank in South Carolina in terms of deposit market share.

BB&T-VA operated 427 banking offices at December 31, 2003 and is the second largest bank in Virginia in terms of deposit market share.

Scott & Stringfellow, Inc. (“Scott & Stringfellow”) is an investment banking and full-service brokerage firm located in Richmond, Virginia. At December 31, 2003, Scott & Stringfellow operated 23 full-service retail brokerage offices in Virginia, 12 in North Carolina, and 7 in South Carolina. Scott & Stringfellow specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking, financial advisory services and debt underwriting services to a variety of regional tax-exempt issuers. Scott & Stringfellow’s investment banking and corporate and public finance areas do business as BB&T Capital Markets.

The primary services offered by BB&T’s subsidiaries include:

•	small business lending

•	commercial middle market lending

•	real estate lending

•	retail lending

•	home equity lending

•	sales finance

•	mortgage lending

•	commercial mortgage

•	leasing

•	asset management

•	agency insurance

•	wholesale insurance brokerage

•	institutional trust services

•	wealth management

•	investment brokerage services

•	capital markets services

•	factoring

•	asset-based lending

•	international banking services

•	cash management

•	electronic payment services

•	credit and debit card services

•	consumer finance

•	payroll processing

The following table reflects BB&T’s deposit market share and branch locations by state at December 31, 2003.

Table 1

BB&T Deposit Market Share and Branch Locations by State

December 31, 2003

	% of BB&T’s Deposits	Deposit Market Share Rank (2)	Number of Branches
North Carolina (1)	27%	2nd	333
Virginia	30	2nd	427
Georgia	9	7th	114
Kentucky	7	2nd	103
South Carolina	7	3rd	94
West Virginia	6	1st	84
Maryland	8	6th	127
Tennessee	2	9th	49
Florida	2	23rd	18
Washington, D.C.	2	5th	7

(1)	Excludes home office deposits
(2)	Source: SNL Financial

In addition to the markets described in the table above, BB&T operated two branches in Alabama and one branch in Indiana at December 31, 2003. After the completion of the pending acquisition of Republic Bancshares, Inc., BB&T will operate 89 branches in Florida. BB&T’s presence and deposit market share in other states listed in the table above will not change as a result of this pending acquisition.

Executive Overview

Significant accomplishments

In the opinion of BB&T’s management, the Corporation’s most significant accomplishments during 2003 were as follows (amounts include the impact of acquisitions where applicable):

•	Average commercial loans and leases increased 7.3%

•	Average consumer loans increased 25.0%

•	Noninterest-bearing deposits increased 32.1%

•	Fee income increased 18.6%

•	Mortgage banking income increased 172.9%

•	Total mortgage originations reached a record $19.4 billion

•	Asset quality improved during the year

•	Households subscribing to 5 or more BB&T services grew to 26.5%

•	The number of customers using online banking services increased 60.7%

•	The merger with First Virginia, which was the largest acquisition in BB&T’s history, was announced, consummated and successfully converted to BB&T’s operating systems

•	The acquisition and systems conversion of Equitable Bank were successfully completed and the planned merger with Republic Bancshares, Inc., was announced

•	Several insurance agencies and a premium finance company were acquired during 2003

Challenges

BB&T has grown at a rapid pace since the merger of equals with Southern National Corporation in 1995, and BB&T’s business has become more dynamic and complex in recent years. Consequently, management has annually evaluated and, as necessary, adjusted the Corporation’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the bank and its expectations for future economic activity, both on a national and local market scale. The achievement of the bank’s strategic initiatives and established long-term financial goals is subject to many uncertainties and challenges. The challenges, which in the opinion of management, are most relevant and most likely to have a near-term effect on operations, are presented below:

•	Building revenue momentum

•	Improving efficiency

•	The economic environment in BB&T’s core markets

•	Costs associated with the current heightened regulatory environment

•	Dilution in earnings as a result of acquisitions

•	Volatility in the mortgage banking business

•	Improving competition from bank and nonbank providers

•	Intense price competition

Competition

The financial services industry is highly competitive and dramatic change continues to occur. BB&T’s subsidiaries compete actively with national, regional and local financial services providers, including banks, thrifts, securities dealers, mortgage bankers, finance companies and insurance companies. Competition among providers of financial products and services continues to increase with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to rapidly consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchise of acquirers. For additional information concerning markets, BB&T’s competitive position and business strategies, see “Market Area” and “General Business Development” below.

Market Area

BB&T’s primary market area consists of North and South Carolina, Virginia, Maryland, Georgia, eastern Tennessee, West Virginia, Kentucky, Florida and Washington, D.C. The area’s employment base is diverse and primarily consists of manufacturing, general services, agricultural, wholesale/retail trade, technology and financial services. BB&T believes its current market area is economically strong and will support consistent growth in assets and deposits in the future. Even so, management intends to continue expanding and diversifying the BB&T franchise, although at a slower pace than in recent years. Management strongly believes that BB&T’s community bank approach to providing client service is a competitive advantage, which strengthens the Corporation’s ability to enter new markets and effectively provide financial products and services to businesses and individuals in these markets.

General Business Development

BB&T is a regional financial holding company. The core of its business and franchise was created by the merger-of-equals between BB&T and Southern National Corporation in 1995 and the acquisition of United Carolina Bancshares in 1997. BB&T has maintained a long-term focus on a strategy that includes expanding and diversifying the BB&T franchise both in terms of revenues, profitability and asset size. Tangible evidence of this focus is the growth in average total assets, loans and deposits, which have increased at compound annual rates of 10.7%, 11.1%, and 9.6%, respectively, over the last 5 years. A significant part of that growth has been the result of mergers and acquisitions.

Merger Strategy

BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BB&T’s current acquisition strategy is focused on the following primary objectives:

•	to pursue acquisitions of banks and thrifts in the Carolinas, Virginia, Maryland, Washington D.C., Georgia, West Virginia, Tennessee, Kentucky, and Florida with assets of $250 million or more, while limiting annual asset growth from acquisitions to approximately 5% of BB&T’s consolidated total assets,

•	to acquire companies in niche markets that provide products or services that can be offered through the existing distribution system to BB&T’s current customer base, and

•	to consider strategic nonbank acquisitions in new markets that are economically feasible and provide positive long-term benefits.

BB&T has consummated acquisitions of 58 community banks and thrifts, 66 insurance agencies and 22 non-bank financial services providers over the last fifteen years. BB&T expects, in the long-term, to continue to take advantage of the consolidation in the financial services industry and expand and enhance its franchise through mergers and acquisitions. The consideration paid for these acquisitions may be in the form of cash, debt or BB&T stock. The amount of consideration paid to complete these transactions may be in excess of the fair value of the underlying net assets acquired, which could have a dilutive effect on BB&T’s earnings and / or book value per share. In addition, acquisitions often result in significant front-end charges against earnings; however, cost savings and revenue enhancements, especially incident to in-market bank and thrift acquisitions, are also typically anticipated.

Lending Activities

The primary goal of the BB&T lending function is to help clients achieve their financial goals by providing quality loan products that are fair to the customer and profitable to the Corporation. This purpose can best be accomplished by building strong, profitable client relationships over time, with BB&T becoming an important contributor to the prosperity and well being of its clients. In addition to the importance placed on customer knowledge and continuous involvement with clients, BB&T’s lending process incorporates the standards of a consistent company-wide credit culture and an in-depth local market knowledge. Furthermore, the Company employs strict underwriting criteria governing the degree of assumed risk and the diversity of the loan portfolio in terms of type, industry and geographic concentration. In this context, BB&T strives to meet the credit needs of businesses and consumers in its markets while pursuing balanced strategy of loan profitability, loan growth and loan quality.

BB&T conducts the majority of its lending activities within the framework of the Corporation’s community bank operating model, with lending decisions made as close to the client as practicable. Based on internal analyses, this approach has resulted in BB&T’s loan portfolio consistently outperforming the average of a group of BB&T’s peer banks in terms of asset quality, portfolio yield and rate of growth over the long term.

The following table summarizes BB&T’s loan portfolio based on the underlying collateral, rather than the primary purpose of the loan.

Table 2

Composition of Loan and Lease Portfolio

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Commercial, financial and agricultural loans	$7,299,605	$7,061,493	$6,551,073	$6,555,578	$6,025,337
Lease receivables	5,129,488	5,156,307	5,012,110	4,453,598	2,606,002
Real estate—construction and land development loans	6,477,313	5,291,719	5,334,108	4,264,275	4,227,146
Real estate—mortgage loans	36,251,269	30,023,470	25,542,288	25,239,698	22,712,509
Consumer loans	9,049,916	6,412,563	5,965,010	5,891,059	5,091,840

Total loans and leases held for investment	64,207,591	53,945,552	48,404,589	46,404,208	40,662,834
Loans held for sale	725,459	2,377,707	1,907,416	906,244	390,338

Total loans and leases	64,933,050	56,323,259	50,312,005	47,310,452	41,053,172
Less: unearned income	(2,627,664)	(2,805,246)	(2,868,832)	(2,483,377)	(1,250,129)

Net loans and leases	$62,305,386	$53,518,013	$47,443,173	$44,827,075	$39,803,043

BB&T’s loan portfolio is approximately 50% business and 50% retail, and is divided into three major categories—business, consumer and mortgage. Loans from BB&T’s specialized lending segment, as discussed in Note 20 of the “Notes to Consolidated Financial Statements” are included in the applicable categories. BB&T lends to a diverse customer base that is substantially located within the Company’s primary market area. At the same time, the loan portfolio is geographically dispersed throughout BB&T’s branch network to mitigate concentration risk arising from regional economic downturns.

The following discussion presents the principal types of lending conducted by BB&T and describes the underwriting procedures and overall risk management of BB&T’s lending function. The relative risk of each loan portfolio is presented in the “Asset Quality” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Underwriting Approach

Recognizing that the loan portfolio is a primary source of profitability, proper loan underwriting is critical to long-term financial success. BB&T’s underwriting approach is designed to define acceptable combinations of specific risk-mitigating features that ensure credit relationships conform to BB&T’s risk philosophy. Provided below is a summary of the most significant underwriting criteria used to evaluate new loans and loan renewals:

•	Cash flow and debt service coverage—cash flow adequacy is a necessary condition of creditworthiness, meaning that loans not clearly supported by a borrower’s cash flow must be justified by secondary repayment sources.

•	Secondary sources of repayment—alternative repayment funds are a significant risk mitigating factor as long as they are liquid, can be easily accessed and provide adequate resources to supplement the primary cash flow source.

•	Value of any underlying collateral—loans are generally secured by the asset being financed. Because an analysis of the primary source of repayment is the most important factor, collateral, unless it is liquid, does not justify loans that cannot be serviced by the borrower’s normal cash flows.

•	Overall creditworthiness of the customer, taking into account the customer’s relationships, both past and current, with other lenders—our success depends on building lasting and mutually beneficial relationships with clients, which involves assessing their financial position and background.

•	Level of equity invested in the transaction—in general, borrowers are required to contribute or invest a portion of their own funds prior to any loan advances. Management believes that cash equity “commits” and makes a borrower a “risk taker”, and keeps the bank in a position of a lender rather than joint venture partner.

Business Loan and Lease Portfolio

The business loan and lease portfolio represents the largest category of the Company’s total loan portfolio and is segmented into three distinct components—commercial loans, defined as client relationships with total credit exposure above $500,000, small business loans, and leases. BB&T’s commercial lending program is generally targeted to serve small-to-middle market businesses with sales of $200 million or less. The bank does not extend credit to large national or out-of-market corporate customers unless they have a strong in-market presence or an existing relationship with BB&T and the requirements of loan quality and profitability can be met. Traditionally, lending to small and mid-sized businesses has been among BB&T’s strongest markets. For the sixth consecutive year, BB&T received recognition from the U.S. Small Business Administration as one of the top two “small business friendly” banks in the United States. Approximately 95% of the commercial loans are secured by real estate, business equipment, inventories, or other types of collateral.

Business loans are primarily originated through BB&T’s banking network. In accordance with the Corporation’s lending policy, each loan undergoes a detailed underwriting process, which incorporates BB&T’s underwriting approach, procedures and evaluations described above. In addition, BB&T has adopted an internal maximum credit exposure lending limit of $200 million for a “best grade” credit, which is considerably below the maximum legal lending limit of the Corporation. Commercial loans are typically priced with an interest rate tied to market indexes, such as the prime rate and the London Interbank Offered Rate (“LIBOR”). Business loans are individually monitored and reviewed for any possible deterioration in the ability of the client to repay the loan.

BB&T provides commercial leasing services through BB&T Leasing Corp. (“Leasing”), a subsidiary of Branch Bank. Leasing provides three primary products: finance or capital leases, true leases (as defined under the Internal Revenue Code) and other operating leases for vehicles, rolling stock and tangible personal property. Leasing also provides lease-related services for small to medium-sized commercial customers. In addition to the services offered by Leasing, other BB&T subsidiaries provide leases to municipalities and invest in various types of leveraged lease transactions. Approximately 100% of leases are secured.

Consumer Loan Portfolio

BB&T offers a wide variety of consumer loan products. Various types of secured and unsecured loans are marketed to qualifying, existing clients and to other creditworthy candidates in BB&T’s market area. These loans are relatively homogenous and no single loan is individually significant in terms of its size and potential risk of loss. Consumer loans are subject to the same rigorous lending policies and procedures as described above for commercial loans and are underwritten with note amounts and credit limits that ensure consistency with the Corporation’s policies. In addition to its normal underwriting due diligence, BB&T uses automated “scoring systems” to help underwrite the credit risk in its consumer portfolio.

The consumer loan portfolio consists of three primary sub-portfolios – direct retail, revolving credit and sales finance. The direct retail category consists mainly of home equity loans and lines of credit, which are secured by residential real estate. It also includes installment loans and some unsecured lines of credit other than credit cards. The revolving credit category is comprised of the outstanding balances on credit cards accounts and BB&T’s checking account overdraft protection product, Constant Credit. Such balances are generally unsecured and actively managed by BB&T Bankcard Corporation. Finally, the sales finance category includes primarily secured indirect installment loans to consumers for the purchase of automobiles. Such loans are originated through approved franchised and independent automobile dealers throughout the BB&T market area and limited adjoining states. On a very limited basis, sales finance loans are also originated through qualified non-automotive dealers for the purchase of boats, recreational vehicles and other consumer equipment. Approximately 96% of consumer loans are secured.

Mortgage Loan Portfolio

BB&T is a large originator of residential mortgage loans, with originations in 2003 totaling $19.4 billion. The bank offers various types of fixed- and adjustable-rate loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. BB&T primarily originates conforming mortgage loans. These are loans that are underwritten in accordance with the underwriting standards set forth by the government-sponsored entities, Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). They are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing.

Risks associated with the mortgage lending function include interest rate risk, which is mitigated through the sale of substantially all conforming fixed-rate loans in the secondary mortgage market, and default risk by the borrower, which is lessened through underwriting procedures and mortgage insurance. The right to service the loans and receive servicing income is generally retained when conforming loans are sold. Management believes that the retention of mortgage servicing is a primary relationship driver in retail banking and a vital part of management’s strategy to establish profitable long-term customer relationships and offer high quality client service. Branch Bank also purchases residential mortgage loans from more than 100 correspondent originators. The loans purchased from third-party originators are subject to the same underwriting and risk management criteria as loans originated internally.

The following table presents BB&T’s total loan portfolio based on the primary purpose of the loan, as discussed herein, rather than the underlying collateral:

Table 3

Composition of Loan and Lease Portfolio Based on Loan Purpose

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Loans and leases, net of unearned income:
Business loans	$28,656,274	$26,527,059	$23,640,081	$21,885,646	$18,884,501
Lease receivables	2,679,478	2,527,173	2,319,061	2,100,965	1,508,396

Total business loans and leases	31,335,752	29,054,232	25,959,142	23,986,611	20,392,897

Sales finance	6,035,662	3,410,890	2,940,364	2,844,970	2,565,439
Revolving credit	1,180,480	1,050,738	951,319	863,089	713,585
Direct retail	12,130,101	9,400,230	8,273,829	8,336,368	7,526,163

Total consumer loans	19,346,243	13,861,858	12,165,512	12,044,427	10,805,187

Residential mortgage loans (1)	11,623,391	10,601,923	9,318,519	8,796,037	8,604,959

Total loans and leases (1)	$62,305,386	$53,518,013	$47,443,173	$44,827,075	$39,803,043

(1)	Includes loans held for sale.

The following table reflects the scheduled maturities of commercial, financial and agricultural loans, as well as construction loans:

Table 4

Selected Loan Maturities and Interest Sensitivity (1)

	December 31, 2003
	Commercial, Financial and Agricultural	Real Estate: Construction	Total
	(Dollars in thousands)
Fixed rate:
1 year or less (2)	$236,033	$272,539	$508,572
1-5 years	678,462	468,698	1,147,160
After 5 years	143,948	126,723	270,671

Total	1,058,443	867,960	1,926,403

Variable rate:
1 year or less (2)	3,626,115	3,012,223	6,638,338
1-5 years	2,234,336	2,120,335	4,354,671
After 5 years	380,711	476,795	857,506

Total	6,241,162	5,609,353	11,850,515

Total loans and leases (3)	$7,299,605	$6,477,313	$13,776,918

(1)	Balances include unearned income.
(2)	Includes loans due on demand.

(Dollars in thousands)
(3) The above table excludes:
(i) consumer loans to individuals for household, family and other personal expenditures	$9,049,916
(ii) real estate mortgage loans	36,251,269
(iii) loans held for sale	725,459
(iv) lease receivables	5,129,488

Total	$51,156,132

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

Allowance for Loan and Lease Losses

The allowance is determined based on management’s best estimate of probable losses that are inherent in the portfolio at the balance sheet date. BB&T’s allowance is driven by existing conditions and observations and reflects losses already incurred, even if not yet identifiable.

The Company determines the allowance based on an ongoing evaluation of the loan and lease portfolios. This evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. Increases to the allowance are made by charges to the provision for loan and lease losses, which is reflected on the Consolidated Statements of Income. Loans or leases deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance.

Reserve Policy and Methodology

The allowance consists of (1) a component for individual loan impairment recognized and measured pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and (2) components of collective loan impairment recognized pursuant to SFAS No. 5, “Accounting for Contingencies,” including a small component that is unallocated. BB&T maintains specific reserves for individually impaired loans pursuant to SFAS No. 114. A loan is impaired when, based on current information and events, it is probable that BB&T will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. On a quarterly basis, BB&T reviews all commercial lending relationships with outstanding debt of $2 million or more that have been classified as substandard or doubtful. Loans are considered impaired when the borrower does not have the capacity (cash flow) or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume that the borrower will continue to pay according to contractual agreement. The amount of impairment is based on the present value of expected cash flows discounted at the loan’s effective interest rate, and the value of collateral adjusted for any origination costs and nonrefundable fees that existed at the time of origination.

Reserves established pursuant to the provisions of SFAS No. 5 for collective loan impairment are primarily based on historical charge-off experience using a rolling twelve quarter annualized net charge-off rate. However, historical charge-off experience may be adjusted to reflect the effects of current conditions. BB&T considers information derived from its loan ratings and models systems; internal observable data related to trends within the loan and lease portfolios, including credit quality, concentrations, aging of the portfolio, growth and acquisitions; external observable data related to industry and general economic trends; and any significant, relevant changes to BB&T’s policies and procedures. Any adjustments to historical loss experience are based on one or more sets of observable data as described above and are directionally consistent with changes in the data from period to period, taking into account the interaction of components over time. The adjusted historical loss information is applied to pools of loans grouped according to similar risk characteristics to calculate components of the allowance. In the commercial lending portfolio, each loan receives a “risk grade” at origination by the account officer and the assigned risk grade is subsequently reviewed and finalized through BB&T’s established loan review committee process. Loans are assigned risk grades based on an assessment of conditions that affect the borrower’s ability to meet contractual obligations under the loan agreement. That process includes reviewing borrowers’ financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. The established risk management regimen includes a review of all credit relationships with total credit exposure of $500,000 or more on an annual basis or at any point management becomes aware of information affecting the borrower’s ability to fulfill their obligations. In addition, for small business and commercial clients where total credit exposure is less than $1 million, BB&T has developed an automated loan review system to identify and proactively manage accounts with a higher risk of loss. The “score” produced by this automated system is updated monthly. All of the loan portfolios grouped in the retail lending and specialized lending categories typically employ scoring models to segment credits into groups with homogenous risk characteristics. Scoring models are validated on a periodic basis in order to ensure reliable default rate information. This information is employed to evaluate the levels of risk associated with new production as well as to understand any risk migration in the existing portfolio.

A portion of the Corporation’s allowance for loan and lease losses is not allocated to any specific category of loans. This unallocated portion of the allowance reflects management’s best estimate of the elements of imprecision and estimation risk inherent in the calculation of the overall allowance. Due to the subjectivity involved in determining the overall allowance, including the unallocated portion, the portion considered unallocated may fluctuate from period to period based on management’s evaluation of the factors affecting the assumptions used in calculating the allowance, including historical loss experience, current economic conditions, industry or borrower concentrations and the status of merged institutions. The allocated and unallocated portions of the allowance are available to absorb losses in any loan or lease category. Management evaluates the adequacy of the allowance for loan and lease losses based on the combined total of the allocated and unallocated components.

While management uses the best information available to establish the allowance for loan and lease losses, future adjustments to the allowance or to the reserving methodology may be necessary if economic conditions differ substantially from the assumptions used in making the valuations. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

The following table presents an allocation of the allowance for loan and lease losses at the end of each of the past five years. The allowance has been allocated by applying the methodologies described above to the loan portfolios based on the underlying collateral of the loans. Amounts applicable to years prior to 2002 reflect acquisitions accounted for as poolings of interests. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 5

Allocation of Allowance for Loan and Lease Losses by Category

	December 31,
	2003		2002		2001		2000		1999
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Balances at end of period applicable to:
Commercial, financial and agricultural	$142,293	11.2%	$150,700	12.5%	$133,238	13.0%	$120,486	13.9%	$99,424	14.7%
Real estate:
Construction and land development	93,924	10.0	85,525	9.4	79,443	10.6	55,874	9.0	42,041	10.3
Mortgage	381,678	56.9	332,490	57.5	234,872	54.6	199,864	55.3	173,862	56.3

Total real estate	475,602	66.9	418,015	66.9	314,315	65.2	255,738	64.3	215,903	66.6

Consumer	79,765	13.9	64,209	11.4	54,668	11.9	49,575	12.5	60,255	12.4
Lease receivables	42,440	8.0	45,173	9.2	38,098	9.9	30,702	9.3	18,193	6.3
Unallocated	44,837	—	45,588	—	104,099	—	121,606	—	135,461	—

Total	$784,937	100.0%	$723,685	100.0%	$644,418	100.0%	$578,107	100.0%	$529,236	100.0%

Investment Activities

Investment securities represent a significant portion of BB&T’s assets. BB&T’s subsidiary banks invest in securities as allowable under bank regulations. These securities include obligations of the U.S. Treasury, agencies of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, bank eligible corporate obligations, including commercial paper, negotiable certificates of deposit, bankers acceptances, mutual funds and limited types of equity securities. BB&T’s bank subsidiaries may also deal in securities subject to the provisions of the Gramm-Leach-Bliley Act. Scott & Stringfellow, Inc., BB&T’s full-service brokerage and investment banking subsidiary, engages in the underwriting, trading and sales of equity and debt securities subject to the risk management policies of the Corporation.

BB&T’s investment activities are governed internally by a written, board-approved policy. Investment policy is carried out by the Corporation’s Asset / Liability Management Committee (“ALCO”), which meets regularly to review the economic environment and establish investment strategies. The ALCO also has much broader responsibilities, which are discussed in “Market Risk Management”, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Funding Activities

Deposits are the primary source of funds for lending and investing activities, and their cost is the largest category of interest expense. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. Federal Home Loan Bank (“FHLB”) advances, other secured borrowings, Federal funds purchased and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. BB&T’s funding activities are monitored and governed through BB&T’s overall asset/liability management process, which is further discussed in the “Market Risk Management” section in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” herein. BB&T conducts its funding activities in compliance with all applicable laws and regulations. Following is a brief description of the various sources of funds used by BB&T. For further discussion relating to outstanding balances and balance fluctuations, refer to the “Deposits and Other Borrowings” section in the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” herein.

Deposits

Deposits are attracted principally from clients within BB&T’s branch network through the offering of a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money rate savings, investor deposit accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) anticipated amount and timing of funding needs, (iii) availability of and cost of alternative sources of funding, and (iv) anticipated future economic conditions and interest rates. Client deposits are attractive sources of liquidity because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other BB&T services.

The following table provides information regarding the scheduled maturities of time deposits that are $100,000 and greater at December 31, 2003:

Table 6

Scheduled Maturities of Time Deposits $100,000 and Greater

December 31, 2003

(Dollars in thousands)

Maturity Schedule
Less than three months	$2,143,359
Three through six months	1,142,521
Seven through twelve months	1,137,122
Over twelve months	2,211,037

Total	$6,634,039

Borrowed Funds

BB&T’s ability to borrow funds from nondeposit sources provides additional flexibility in meeting the liquidity needs of customers and the bank. Short-term borrowed funds include Federal funds purchased, securities sold under repurchase agreements, master notes, short-term FHLB advances, and U.S. Treasury tax and loan depository note accounts. See Note 9 in the “Notes to Consolidated Financial Statements”, herein, for additional disclosures related to short-term borrowed funds.

BB&T also utilizes longer-term borrowings when management determines that the pricing and maturity options available through these sources create cost-effective options for funding asset growth and satisfying capital needs. BB&T’s long-term borrowings include long-term FHLB advances to the Subsidiary Banks, subordinated debt issued by BB&T Corporation and Branch Bank, junior subordinated debt underlying trust preferred securities, mortgage indebtedness and capital leases. See Note 10 in the “Notes to Consolidated Financial Statements”, herein, for additional disclosures related to long-term borrowings.

Employees

At December 31, 2003, BB&T had approximately 26,300 full-time equivalent employees compared to approximately 23,000 full-time equivalent employees at December 31, 2002.

Properties

BB&T and its significant subsidiaries occupy headquarters offices that are either owned or operated under long-term leases, and also own free-standing operations centers, with its primary operations and information technology center located in Wilson, North Carolina. BB&T also owns or leases significant office space used as the Corporation’s headquarters in Winston-Salem, North Carolina. At December 31, 2003, BB&T’s subsidiary banks operated 1,359 branch offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Indiana and Washington, D.C. BB&T also operates numerous insurance agencies and other businesses which occupy facilities. Office locations are variously owned or leased. Management believes that the premises occupied by BB&T and its subsidiaries are well-located and suitably equipped to serve as financial services facilities. See Note 6 “Premises and Equipment” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to BB&T’s properties and other fixed assets.

Executive Officers of BB&T

BB&T’s Chairman and Chief Executive Officer is John A. Allison, IV. As of December 31, 2003, Mr. Allison is 55 and has 33 years of service with the Corporation. Henry G. Williamson, Jr., is BB&T’s Chief Operating Officer. Mr. Williamson is 56 and has 32 years of service with the Corporation. Kelly S. King is the President of BB&T Corporation and is the Senior Executive Vice President overseeing the Branch Network. Mr. King is 55 and has 32 years of service with the Corporation. W. Kendall Chalk is a Senior Executive Vice President and the Corporation’s Chief Credit Officer. Mr. Chalk is 58 and has served the Corporation for 29 years. Scott E. Reed is a Senior Executive Vice President and the Corporation’s Chief Financial Officer. Mr. Reed is 55 and has 32 years of service with the Corporation. Robert E. Greene is the President of Branch Banking and Trust Company and is the Senior Executive Vice President for Administrative Services for the Corporation. Mr. Greene is 53 and has served the Corporation for 31 years. C. Leon Wilson III is a Senior Executive Vice President and is the Corporation’s Operations Division Manager. Mr. Wilson is 48 and has served BB&T for 27 years. Barbara F. Duck is a Senior Executive Vice President and is the Manager of BB&T’s Production and Risk Management Group. Ms. Duck is 37 years old and has served BB&T for 16 years. Steven B. Wiggs is a Senior Executive Vice President and is the Director of BB&T’s Wealth Management Group. Mr. Wiggs is 45 years old and has served BB&T for 24 years.

Change in Independent Auditors

On March 19, 2002, the Corporation terminated the engagement of Arthur Andersen LLP as its independent auditors. Arthur Andersen LLP had served as the Corporation’s independent auditors for the fiscal year ended December 31, 2001. The decision to terminate the engagement of Arthur Andersen LLP was recommended by the Corporation’s Audit Committee and approved by its Board of Directors.

PricewaterhouseCoopers LLP has served as independent auditors for BB&T since March 19, 2002. BB&T has had no disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with PricewaterhouseCoopers LLP.

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

REGULATORY CONSIDERATIONS

General

As a bank holding company and a financial holding company under federal law, BB&T is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the “BHCA”) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As state-chartered commercial banks, Branch Bank, BB&T-SC and BB&T-VA are subject to regulation, supervision and examination by state bank regulatory authorities in their respective home states. These authorities include the North Carolina Commissioner of Banks, in the case of Branch Bank, the South Carolina Commissioner of Banking, in the case of BB&T-SC, and the Virginia State Corporation Commission’s Bureau of Financial Institutions, in the case of BB&T-VA. In addition, BB&T Bankcard Corporation is a special purpose Georgia bank, subject to regulation, supervision and examination by the Georgia Department of Banking and Finance. Branch Bank, BB&T-SC, BB&T-VA and BB&T Bankcard Corporation are collectively referred to as the “Banks.” Each of the Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). State and Federal law also govern the activities in which the Banks engage, the investments they make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Banks’ operations.

In addition to federal and state banking laws and regulations, BB&T and certain of its subsidiaries and affiliates, including those that engage in securities underwriting, dealing, brokerage, investment advisory activities and insurance activities, are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies, including the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and various state insurance and securities regulators.

The earnings of BB&T’s subsidiaries, and therefore the earnings of BB&T, are affected by general economic conditions, management policies, changes in state and federal laws and regulations and actions of various regulatory authorities, including those referred to above. Proposals to change the laws and regulations to which BB&T is subject are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes, and the impact such changes might have on BB&T and its subsidiaries, are impossible to determine with any certainty. The following description summarizes the significant state and Federal laws to which BB&T and the Banks currently are subject. To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Financial Holding Company Regulation

Under current federal law, as amended by the Gramm-Leach-Bliley Act of 1999 (“GLBA”), a bank holding company, such as BB&T, may elect to become a financial holding company, which allows the holding company to offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related thereto, securities underwriting, insurance (both underwriting and agency) and merchant banking. In order to become and maintain its status as a financial holding company, the company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act of 1977 (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time to come into compliance, but during the period of noncompliance, the Federal Reserve can place any limitations on the financial holding company that it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained a satisfactory rating under the CRA test, the company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities. BB&T became a financial holding company on June 14, 2000 and currently satisfies the requirements to maintain its status as a financial holding company.

Most of the financial activities that are permissible for financial holding companies also are permissible for a “financial subsidiary” of one or more of the Banks, except for insurance underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, which must be conducted in a financial holding company. In order for these financial activities to be engaged in by a financial subsidiary of a bank, federal law requires the parent bank (and its sister-bank affiliates) to be well capitalized and well-managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion, the bank must have at least a satisfactory CRA rating, and if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

Current federal law also establishes a system of functional regulation under which the Federal Reserve Board is the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. Certain specific activities, including traditional bank trust and fiduciary activities, may be conducted in the bank without the bank being deemed a “broker” or a “dealer” in securities for purposes of function regulation. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain identifiable areas.

Acquisitions

As an active acquirer, BB&T complies with numerous laws related to its acquisition activity. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states has opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years; and subject to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law.

Other Safety and Soundness Regulations

The Federal Reserve Board has enforcement powers over bank holding companies and their non-banking subsidiaries. The Federal Reserve Board has authority to prohibit activities that represent unsafe or unsound practices or constitute violations of law, rule, regulation, administrative order or written agreement with a federal regulator. These powers may be exercised through the issuance of cease and desist orders, civil money penalties or other actions.

There also are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit financial resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund (“SAIF”) or the Bank Insurance Fund (“BIF”) as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the SAIF or the BIF or both. The FDIC’s claim for reimbursement under the cross-guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

State banking regulators also have broad enforcement powers over the Banks, including the power to impose fines and other civil and criminal penalties, and to appoint a conservator (with the approval of the Governor in the case of a North Carolina state bank) in order to conserve the assets of any such institution for the benefit of depositors and other creditors. The North Carolina Commissioner of Banks also has the authority to take possession of a North Carolina state bank in certain circumstances, including, among other things, when it appears that such bank has violated its charter or any applicable laws, is conducting its business in an unauthorized or unsafe manner, is in an unsafe or unsound condition to transact its business or has an impairment of its capital stock.

Payment of Dividends

BB&T is a legal entity separate and distinct from its subsidiaries. The majority of BB&T’s revenue is from dividends paid to BB&T by the Banks. The Banks are subject to laws and regulations that limit the amount of dividends they can pay. In addition, both BB&T and its Banks are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well capitalized” under the prompt corrective action regulations summarized elsewhere in this section. Federal banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. North Carolina and Virginia laws state that, subject to certain capital requirements, the board of directors of a bank chartered under their laws may declare a dividend of as much of that bank’s undivided profits as the directors deem expedient. South Carolina allows for the payment of dividends by a state-chartered bank with the prior approval of the Commissioner of Banking. BB&T does not expect that any of these laws, regulations or policies will materially affect the ability of the Banks to pay dividends. During the year ended December 31, 2003, the Banks declared $1.5 billion in dividends payable to BB&T. At December 31, 2003, subject to restrictions imposed by state law, the Boards of Directors of the Banks could have declared dividends from their retained earnings up to $2.3 billion; however, to remain well-capitalized under federal guidelines, the Banks would have limited total additional dividends to $990.0 million.

Capital

Each of the federal banking agencies, including the Federal Reserve Board and the FDIC, have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise, including bank holding companies and banks. Under the risk-based capital requirements, BB&T and the Banks are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common shareholders’ equity excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments. This is called “Tier 1 capital.” The remainder may consist of qualifying subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss allowance. This is called “Tier 2 capital.” Tier 1 capital and Tier 2 capital combined are referred to as total regulatory capital.

The Federal Reserve requires bank holding companies that engage in trading activities to adjust their risk-based capital ratios to take into consideration market risks that may result from movements in market prices of covered trading positions in trading accounts, or from foreign exchange or commodity positions, whether or not in trading accounts, including changes in interest rates, equity prices, foreign exchange rates or commodity prices. Any capital required to be maintained under these provisions may consist of a new “Tier 3 capital”, consisting of forms of short-term subordinated debt.

Each of the federal bank regulatory agencies, including the Federal Reserve, also has established minimum leverage capital requirements for banking organizations. These requirements provide that banking organizations that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, are expected to maintain a minimum Tier 1 capital to total adjusted average assets ratio equal to 100 to 200 basis points above that stated minimum. Holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve also continues to consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activity.

In addition, the Federal Reserve Board and the FDIC each by regulation has adopted risk-based capital standards that explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by each agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy. The agencies also require banks and bank holding companies to adjust their regulatory capital to take into consideration the risk associated with certain recourse obligations, direct credit subsidies, residual interest and other positions in securitized transactions that expose banking organizations to credit risk.

The ratios of Tier 1 capital, total capital to risk-adjusted assets, and the leverage capital ratios of BB&T and the Banks as of December 31, 2003, are shown in the following table.

Table 7

Capital Adequacy Ratios of BB&T Corporation and Principal Banking Subsidiaries

December 31, 2003

	Regulatory Minimums	Regulatory Minimums to be Well- Capitalized	BB&T	Branch Bank	BB&T- SC	BB&T- VA
Risk-based capital ratios:
Tier 1 capital (1)	4.0%	6.0%	9.4%	9.5%	9.7%	12.3%
Total risk-based capital (2)	8.0	10.0	12.5	11.2	11.0	13.3
Tier 1 leverage ratio (3)	3.0	5.0	7.2	7.1	7.9	7.5

(1)	Common shareholders’ equity excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(2)	The sum of Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(3)	Tier 1 capital computed as a percentage of fourth quarter average assets less nonqualifying intangibles.

BB&T’s Tier 2 and total regulatory capital have included subordinated notes outstanding under BB&T’s Indenture Regarding Subordinated Securities, dated as of May 24, 1996. In December 2003, BB&T determined that this Indenture included certain provisions that did not comply with the Federal Reserve’s Tier 2 capital guidelines. BB&T has been instructed by the Federal Reserve staff to exclude approximately $1.4 billion of such notes from its calculation of Tier 2 capital and total regulatory capital for purposes of BB&T’s Federal Reserve filings beginning December 31, 2003. The exclusion of these notes from BB&T’s regulatory capital does not affect the rights of the note holders in any way and BB&T remains in full compliance with the terms of all notes outstanding under the Subordinated Indenture. On December 23, 2003, BB&T amended the Subordinated Indenture in a manner that made the provisions referred to above inapplicable to future issuances of subordinated debt. On December 23, 2003, BB&T issued $1.0 billion of subordinated notes under the amended Subordinated Indenture. As of December 31, 2003, BB&T’s consolidated Tier 2 capital included approximately $1.3 billion of subordinated debt issued by BB&T and Branch Bank.

The federal banking agencies, including the Federal Reserve Board and the FDIC, are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. The law establishes five capital categories for insured depository institutions for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well-capitalized” under these standards, an institution must maintain a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 6% or greater; a leverage capital ratio of 5% or greater; and is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. BB&T and each of the Banks are classified as “well-capitalized”. Federal law also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements can also cause an institution to be directed to raise additional capital. Federal law also mandates that the agencies adopt safety and soundness standards relating generally to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines can subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC, and under certain conditions the appointment of a conservator or receiver.

Deposit Insurance Assessments

The deposits of the Banks are insured by the FDIC up to the limits set forth under applicable law. A majority of the deposits of the Banks are subject to the deposit insurance assessments of the BIF of the FDIC. However, a portion of the Banks’ deposits (relating to the acquisitions of various savings associations) are subject to assessments imposed by the SAIF of the FDIC. The assessments imposed in BIF-insured and SAIF-insured deposits have been equalized.

The FDIC imposes a risk-based deposit premium assessment system, based in part on an insured institution’s capital classification under the prompt corrective action provisions, and whether that institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The assessments are set forth in schedules issued by the FDIC that specify, at semi-annual intervals, target reserve ratios designed to maintain the reserve ratio of each of the funds at 1.25% of their estimated insured deposits. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. In addition, both SAIF-insured and BIF-insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2003, the FDIC assessed BIF-insured and SAIF-insured deposits 1.52 basis points per $100 of deposits to cover those obligations. At December 31, 2003, BB&T’s assessment was limited to that 1.52 basis point obligation.

Consumer Protection Laws

In connection with its lending and leasing activities, the Banks are each subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and state law counterparts.

Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

The CRA requires the Banks’ primary federal bank regulatory agency, in this case the FDIC, to assess the bank’s record in meeting the credit needs of the communities served by each Bank, including low- and moderate-

income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed by any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. The CRA record of each subsidiary bank of a financial holding company, such as BB&T, also is assessed by the Federal Reserve in connection with any acquisition or merger application.

USA Patriot Act

The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act requires such financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions. Compliance with the Patriot Act by BB&T has not had a material impact on BB&T’s or the Banks’ results of operations or financial condition.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as BB&T, with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws.

Corporate Governance

Information with respect to BB&T’s corporate governance policies and principles is presented on BB&T’s web site, www.BBandT.com, and includes:

•	BB&T’s Corporate Governance Guidelines

•	Committees of the Corporate Board of Directors and Committee Charters

•	BB&T’s Code of Ethics for Employees

•	BB&T’s Code of Ethics for Directors

•	BB&T’s Code of Ethics for Senior Financial Officers

•	Chief Executive Officer and Chief Financial Officer Certifications

•	BB&T’s Policy and Procedures for Accounting and Legal Complaints

BB&T intends to disclose any substantive amendments or waivers to the Codes of Ethics for Directors or Senior Financial Officers on our web site at www.BBandT.com/Investor.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis of the consolidated financial condition and consolidated results of operations of BB&T Corporation and subsidiaries (“BB&T” or the “Corporation”) for each of the three years in the period ended December 31, 2003, and related financial information, are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of BB&T’s 2003 performance.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the 2003 presentation.

Mergers and Acquisitions Completed During and Subsequent to 2003

During and subsequent to 2003, BB&T completed the following mergers and acquisitions, all of which were accounted for as purchases.

On March 14, 2003, BB&T completed its acquisition of Equitable Bank (“Equitable”), based in Wheaton, Maryland. BB&T issued 1.5 million shares of common stock valued at $53.8 million in exchange for all of the outstanding common shares of Equitable. Equitable’s assets totaled $446.9 million at the time of acquisition and BB&T recorded $32.4 million in goodwill and other intangible assets in connection with the acquisition.

On July 1, 2003, BB&T completed its acquisition of First Virginia Banks, Inc. (“First Virginia”), a bank holding company headquartered in Falls Church, Virginia. To complete the acquisition, BB&T issued 87.0 million shares of common stock valued at $3.1 billion in exchange for all of the outstanding common shares of First Virginia. First Virginia’s assets totaled $11.3 billion at the time of acquisition and BB&T recorded $2.2 billion in goodwill and other intangible assets in connection with the acquisition.

BB&T also acquired Southeast Fidelity Corporation (“SEFCO”) on March 31, 2003, an insurance premium finance company based in Tallahassee, Florida. The size of this acquisition was not material in relation to BB&T.

On February 1, 2004, BB&T Insurance Services completed its acquisition of McGriff, Seibels & Williams, Inc., of Birmingham, Alabama (“McGriff”). McGriff is the 13th largest insurance broker in the nation. Its specialty areas include energy, marine, financial services, commercial, construction, surety, employee benefits, healthcare and public entities. BB&T issued $300 million of its common stock and paid $50 million in cash to complete the acquisition. The transaction also allows for an additional payment to McGriff’s shareholders of up to $102 million in cash over a five-year period if McGriff exceeds certain performance targets. Following the completion of this acquisition, BB&T Insurance Services became the sixth largest insurance broker in the nation.

In addition to the mergers and acquisitions noted above, BB&T acquired a number of insurance agencies during 2003. See Note 2 in the “Notes to Consolidated Financial Statements” for further information regarding mergers and acquisitions.

Pending Mergers and Acquisitions

On December 2, 2003, BB&T announced plans to acquire Republic Bancshares Inc. (“Republic”), headquartered in St. Petersburg, Florida. At the time of the announcement, Republic had $2.8 billion in assets and operated 71 banking offices along the Gulf Coast and in central and southern Florida, including the Tampa, Clearwater, Orlando, West Palm Beach, Boca Raton and Fort Lauderdale markets. Shareholders of Republic will receive a combination of stock and cash totaling $31.79 per share. Assuming an all stock election by Republic shareholders, the maximum number of common stock shares BB&T could issue to consummate the transaction is 11.0 million. The merger, which is subject to regulatory and shareholder approval, is expected to be competed in the second quarter of 2004.

On January 28, 2004, BB&T announced plans to acquire Capitol Premium Plan Inc., an insurance premium finance company based in Charlotte, North Carolina. Pending regulatory approval, the transaction is expected to be completed in the second quarter of 2004.

Critical Accounting Policies

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses, valuation of mortgage servicing rights, intangible assets associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements”.

The following is a summary of BB&T’s critical accounting policies that are highly dependent on estimates, assumptions and judgments.

It is the policy of BB&T to maintain an allowance for loan and lease losses that equals management’s best estimate of probable losses that are inherent in the portfolio at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, plans for problem loan and lease administration, the results of regulatory examinations, and changes in the size, composition and risk assessment of the loan and lease portfolio. Also included in management’s estimates for loan and lease losses are considerations with respect to the impact of economic events, the outcome of which is uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business.

BB&T has a significant mortgage loan servicing portfolio and related mortgage servicing rights. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans acquired or originated by BB&T. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of mortgage servicing rights, which requires the development of a number of assumptions, including anticipated loan principal amortization and prepayments of principal. The value of mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. BB&T amortizes mortgage servicing rights over the estimated period that servicing income is expected to be received based on projections of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted quarterly based on actual results and updated projections. Please refer to Note 8 in the “Notes to Consolidated Financial Statements” for quantitative disclosures reflecting the effect that changes in management’s assumptions would have on the fair value of mortgage servicing rights.

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

The calculation of BB&T’s income tax provision is complex and requires the use of estimates and judgments in its determination. As part of the Company’s analysis and implementation of business strategies, consideration is given to the tax laws and regulations that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments utilized in determining the income tax provision and records adjustments as necessary.

BB&T offers various pension plans and postretirement benefit plans to employees. The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. Please refer to Note 13 in the “Notes to Consolidated Financial Statements” for disclosures related to BB&T’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

Analysis of Financial Condition

For the year ended December 31, 2003, BB&T’s average assets totaled $85.3 billion, an increase of $9.5 billion, or 12.6%, compared to the 2002 average of $75.8 billion, primarily reflecting growth in average loans and leases. Average loans and leases for 2003 were up $7.0 billion, or 13.8%, from 2002. The primary components of the growth in average loans and leases were consumer loans, which increased $3.3 billion, or 25.0%; commercial loans and leases, which increased $2.0 billion, or 7.3%; and mortgage loans, which increased $1.7 billion, or 17.3%. Total earning assets averaged $75.5 billion in 2003, an increase of $7.2 billion, or 10.6%, compared to 2002. These averages and growth rates include the effects of acquisitions.

BB&T’s average deposits totaled $56.9 billion, reflecting growth of $7.8 billion, or 15.9%, compared to 2002. The categories of deposits with the highest growth rates were: money rate savings, which increased $2.9 billion, or 19.8%; noninterest-bearing deposits, which increased $2.3 billion, or 32.1%, and savings and interest checking, which increased $1.0 billion, or 29.8%.

Short-term borrowed funds include Federal funds purchased, securities sold under repurchase agreements, master notes, short-term bank notes and Federal Home Loan Bank (“FHLB”) advances. Average short-term borrowed funds totaled $5.1 billion for the year ended December 31, 2003, a decrease of $252.6 million, or 4.7%, from the 2002 average. BB&T has also utilized long-term debt for a significant portion of its funding needs. Long-term debt includes FHLB advances, other secured borrowings by subsidiary banks and subordinated debt issued by the Corporation and Branch Bank. Average long-term debt totaled $11.7 billion for the year ended December 31, 2003, down $424.4 million, or 3.5%, compared to 2002.

The compound annual rate of growth in average total assets for the five-year period ended December 31, 2003, was 10.7%. Over the same five-year period, average loans and leases increased at a compound annual rate of 11.1%, average securities increased at a compound annual rate of 5.7%, and average deposits grew at a compound annual rate of 9.6%. All balance sheet growth rates include the effect of acquisitions accounted for as purchases, as well as internal growth.

During 2003, management completed a balance sheet restructuring designed to enhance future earnings per share, reduce interest rate risk and exposure to market volatility, improve the net interest margin, and re-align the securities portfolio. The restructuring included transactions that affected mortgage loans, securities, long-term debt and repurchases of BB&T’s common stock. These transactions, as well as other factors that caused the fluctuations in the major balance sheet categories, are discussed more fully in the sections that follow.

Securities

The securities portfolios provide earnings and liquidity, and are an effective tool in managing interest rate risk. Management has historically emphasized investments with a duration of five years or less to provide flexibility in managing the balance sheet in changing interest rate environments. Primarily as a result of the balance sheet restructuring referred to above total securities decreased 8.4% in 2003, to a total of $16.3 billion at the end of the year. The quality of the investment portfolio continues to be strong with 75.5% of the total portfolio’s fair market value at December 31, 2003 comprised of U.S. Treasury securities and U.S. government agency obligations, excluding mortgage-backed securities. The combined duration of the U.S. Treasury and U.S. government agency portfolios was 3.19 years and 1.61 years at December 31, 2003 and 2002, respectively. Mortgage-backed securities composed 9.5% of the total investment portfolio at year-end 2003. The duration of the mortgage-backed securities was 2.71 years at December 31, 2003 compared to 1.46 years at December 31, 2002. The duration of the total portfolio at December 31, 2003 was 3.19 years and 1.74 years at December 31, 2002.

The following table provides information regarding the composition of BB&T’s securities portfolio for the years presented:

Table 8

Composition of Securities Portfolio

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Trading Securities (at estimated fair value):	$693,819	$148,488	$97,675

Securities held to maturity (at amortized cost):
U.S. Treasury and U.S. government agency obligations	60,122	55,523	40,496

Total securities held to maturity	60,122	55,523	40,496

Securities available for sale (at estimated fair value):
U.S. Treasury and U.S. government agency obligations	12,251,230	11,560,414	10,918,219
States and political subdivisions	945,988	912,598	1,008,973
Mortgage-backed securities	1,549,524	3,869,037	3,425,288
Equity and other securities	816,212	1,257,428	1,269,204

Total securities available for sale	15,562,954	17,599,477	16,621,684

Total securities	$16,316,895	$17,803,488	$16,759,855

At December 31, 2003, trading securities reflected on BB&T’s consolidated balance sheet totaled $693.8 million compared to $148.5 million at December 31, 2002. This increase primarily resulted from the transfer by Branch Bank of securities available for sale having a value of $532.2 million to the trading securities portfolio. The transfer was made pursuant to a change in management’s intent related to those securities, including more frequent trading activity as part of an economic risk management strategy related to mortgage servicing rights. In addition, BB&T’s full-service brokerage subsidiary holds trading securities as a normal part of its operations. Market valuation gains and losses in the trading portfolio are reflected in current earnings.

Securities held to maturity are composed of investments in U.S. Treasury securities and made up less than 1% of the total portfolio at December 31, 2003. Securities held to maturity are carried at amortized cost and totaled $60.1 million at December 31, 2003, compared to $55.5 million outstanding at the end of 2002. Unrealized market valuation gains and losses on securities in the Corporation’s held-to-maturity category affect neither earnings nor shareholders’ equity.

Securities available for sale totaled $15.6 billion at year-end 2003 and are carried at estimated fair value. Securities available for sale at year-end 2002 totaled $17.6 billion. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity, net of deferred income taxes. The available-for-sale portfolio is primarily composed of investments in U.S. government agency obligations and mortgage-backed securities, which composed 88.7% of the portfolio. This portfolio also contains investments in U.S. Treasury securities, which composed less than 1% of the December 31, 2003 balance, obligations of states and municipalities, which composed 6.1% of the available-for-sale portfolio, and equity and other securities, which comprised 5.2% of the available-for-sale portfolio.

The $2.0 billion decrease in securities available for sale was primarily a consequence of the balance sheet restructuring completed during 2003. In connection with the re-alignment of the securities portfolio, management did not reinvest approximately $4.0 billion from the sale or maturity of securities during the year. These proceeds and certain other funds were instead utilized to prepay approximately $2.9 billion in FHLB long-term advances bearing relatively high interest rates and to retain, rather than sell, $2.8 billion in additional conventional mortgage loans. Late in the year, the securities available for sale portfolio grew, partially offsetting the decrease caused by the restructuring, as excess funds from strong deposit growth and slower loan demand were invested in securities.

During the year ended December 31, 2003, BB&T sold $12.3 billion of available-for-sale securities and realized net gains totaling $107.1 million. A portion of these gains was taken to economically offset increases in the valuation allowance necessary to reduce the carrying value of BB&T’s mortgage servicing rights.

During 2001, BB&T sold its ownership interest in an electronic transaction processing company to Concord EFS, Inc. (“Concord”), exchanging nonmarketable equity securities for unregistered Concord common stock. The Concord common shares were subsequently registered by Concord, and BB&T sold its holdings of Concord, which were included in securities available for sale. As a result of the transaction, BB&T recognized gains of $82.4 million that are reflected in securities gains (losses), net, in the Consolidated Statements of Income.

The following table presents BB&T’s securities portfolio at December 31, 2003, segregated by major category with ranges of maturities and average yields disclosed.

Table 9

Securities

	December 31, 2003
	Carrying Value	Weighted Average Yield (3)
	(Dollars in thousands)
U.S. Treasury and U.S. government agency obligations (1):
Within one year	$2,286,195	5.59%
One to five years	6,605,942	3.30
Five to ten years	3,496,924	4.03
After ten years	1,471,815	4.80

Total	13,860,876	4.02

Obligations of states and political subdivisions:
Within one year	114,566	4.68
One to five years	345,501	5.31
Five to ten years	350,632	6.93
After ten years	135,289	7.02

Total	945,988	6.06

Other securities:
Within one year	162,902	1.88
One to five years	2,525	10.57
Five to ten years	156,476	4.83
After ten years	42,337	4.63

Total	364,240	3.55

Trading securities and securities with no stated maturity (2)	1,145,791	2.90

Total securities (4)	$16,316,895	4.04%

(1)	Included in U.S. Treasury and U.S. government agency obligations are mortgage-backed securities totaling $1.5 billion classified as available for sale and carried at estimated fair value. These securities are included in each of the maturity categories based upon final stated maturity dates. The original contractual lives of these securities range from five to 30 years; however, the weighted average maturity is substantially shorter because of the monthly return of principal on certain securities.

(2)	Trading securities and securities with no stated maturity include equity investments which totaled $452.0 million and trading securities which totaled $693.8 million.
(3)	Yields on tax-exempt securities are calculated on a taxable-equivalent basis using the statutory federal income tax rate of 35%.
(4)	Includes securities held to maturity of $60.1 million carried at amortized cost and securities available for sale and trading securities carried at estimated fair values of $15.6 billion and $693.8 million, respectively.

The available-for-sale portfolio comprised 95.4% of total securities at December 31, 2003. Management believes that the high concentration of securities in the available-for-sale portfolio allows flexibility in the day-to-day management of the overall investment portfolio, consistent with the objective of optimizing profitability and mitigating interest rate risk.

The market value of the available-for-sale portfolio at year-end 2003 was $17.7 million greater than the amortized cost of these securities. At December 31, 2003, BB&T’s available-for-sale portfolio had net unrealized appreciation, net of deferred income taxes, of $11.5 million, which is reported as a component of shareholders’ equity. At December 31, 2002, the available-for-sale portfolio had net unrealized appreciation of $329.1 million, net of deferred income taxes.

The fully taxable equivalent (“FTE”) yield on the total securities portfolio was 4.81% for the year ended December 31, 2003, compared to 6.22% for the prior year. The decrease in FTE yield was caused by the lower interest rate environment, which resulted in cash flows from the payments, prepayments, sales, calls and maturities of higher yielding securities being reinvested at lower interest rates during 2003. The yield on U.S. Treasuries and government agency obligations decreased from 6.12% in 2002 to 4.65% in 2003, while the yield on mortgage-backed securities decreased from 6.49% to 5.09% and the FTE yield on state and municipal securities decreased from 7.47% last year to 6.83% in the current year.

Loans and Leases

Management emphasizes commercial lending to small and medium-sized businesses, consumer lending and mortgage lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. The various categories of loan products offered by BB&T are discussed under “Lending Activities” in the “Description of Business” section herein. BB&T is a full-service lender with approximately one-half of its loan portfolio composed of loans to businesses and one-half composed of loans to individual consumers. Average commercial loans, including lease receivables, increased $2.0 billion, or 7.3%, in 2003 as compared to 2002, and now compose 52.0% of the loan portfolio, compared to 55.1% in 2002. Average consumer loans, which include sales finance, revolving credit and direct retail, increased $3.3 billion, or 25.0%, for the year ended December 31, 2003 as compared to the same period in 2002, and compose 28.5% of average loans, compared to 26.0% in 2002. Average mortgage loans increased $1.7 billion, or 17.3%, in 2003 as compared to 2002, and represented the remaining 19.5% of average total loans for 2003, compared to 18.9% a year ago. BB&T is a large originator of residential mortgage loans, with 2003 originations of $19.4 billion. To improve the overall yield of the loan portfolio and to mitigate interest rate risk, BB&T sells most of its conforming fixed-rate mortgage loans in the secondary market. In 2003, BB&T retained a portion of the conforming originated mortgage loans as part of the balance sheet restructuring previously discussed. At December 31, 2003, BB&T was servicing $24.9 billion in residential mortgages owned by third parties and $11.6 billion of mortgage loans owned by BB&T.

BB&T’s loan portfolio, excluding loans held for sale, increased $10.4 billion, or 20.4%, as compared to 2002. Average total loans and leases for 2003 increased $7.0 billion, or 13.8%, compared to 2002. These increases were aided by the addition of $6.6 billion of loans held by companies that were acquired during 2003. These acquired loans consisted of $6.3 billion and $320.5 million that were acquired through the purchases of First Virginia and Equitable, respectively, during 2003. Excluding the effect of these purchase accounting transactions and reflecting the soft commercial loan demand in BB&T’s core markets, average “internal” loan growth for the year ended December 31, 2003, was 3.1% compared to 2002. By category, excluding the impact of purchase accounting transactions, average mortgage loans, including loans held for sale, increased 6.2% because of lower mortgage rates during 2003, commercial loans and leases grew 2.0% because of sluggish growth in BB&T’s core markets, and consumer loans increased 3.3% in 2003 compared to 2002.

While the mix of the consolidated loan portfolio in 2003 was very similar to that of one year ago, the fluctuation reflects certain trends in the composition of the loan portfolio caused by the general economic conditions across BB&T’s footprint, the merger with First Virginia and the balance sheet restructuring mentioned earlier. During 2003, core BB&T markets in the Carolinas, southwest Virginia and parts of Georgia experienced slow economic growth due primarily to declines in the textile, furniture and tobacco industries. As a result, commercial loan demand in markets served by BB&T was slower than historically experienced.

The slower pace of commercial loan growth during 2003 was partially offset by positive trends in the consumer and mortgage loan portfolios. During the past two years, the low interest rate environment combined with appreciating home values and the purchase of First Virginia has led to more advances under home equity and revolving lines of credit, and the resulting increase in average direct retail loans, which were up $1.7 billion, or 19.1%, compared to the average balance in 2002. Average sales finance loans increased $1.5 billion, or 45.6%, from the prior year primarily as a result of the purchase of First Virginia, which had a loan portfolio concentrated in sales finance. Following the merger, BB&T began to reposition the sales finance portfolio, in particular the segment with very high quality but low-priced loans, which management views as having a lower risk-adjusted return than the existing BB&T portfolio. Based on current market conditions, historical results and projected portfolio liquidation, BB&T expects to profitably grow the sales finance loan portfolio at a 3% to 5% long-term annual rate, while maintaining its overall percentage of total loans and profitability.

As part of the balance sheet restructuring discussed earlier, management planned to retain, rather than sell $3.0 billion to $3.5 billion of fixed rate conventional mortgage loans from originations to improve net interest income and to reduce runoff of the mortgage portfolio from refinance activity. As of December 31, 2003, loans totaling approximately $2.8 billion have been retained pursuant to this strategy. Mortgage loans comprised 18.7% of the loan portfolio at December 31, 2003 compared to 19.8% at the end of 2002 and 19.6% at December 31, 2001. Management views mortgage loans as excellent long-term investments due to their lower credit risk, liquidity characteristics and current favorable spreads versus U.S. Treasury securities, and believes origination and servicing mortgage loans is integral with BB&T’s relationship-based credit culture.

The average annualized FTE yields on commercial, consumer and mortgage loans for 2003 were 5.34%, 7.35% and 6.07%, respectively, resulting in a yield for the total loan portfolio of 6.06%, compared to 6.93% for the total portfolio in 2002. The 87 basis point decrease in the average yield on loans resulted from a lower average prime rate during 2003 compared to 2002, which was the product of continued aggressive actions taken by the Federal Reserve Board to stimulate the economy. During the last quarter of 2002, the Federal Reserve Board reduced the intended Federal Funds Rate from 1.75%, the level at which it had been through most of 2002, to 1.25%. In the middle of 2003, the Federal Reserve Board further reduced the intended Federal Funds Rate to 1.00%. As a result of the Federal Reserve Board’s actions, the average prime rate, which is the basis for pricing many commercial and consumer loans, averaged 4.12% in 2003, compared to 4.67% for 2002.

Asset Quality and Credit Risk Management

BB&T utilizes the following general practices to manage credit risk:

•	limiting the amount of credit which individual lenders can extend

•	establishing a process for credit approval accountability

•	careful initial underwriting and analysis of borrower, transaction, market and collateral risks

•	ongoing servicing of individual loans and lending relationships

•	continuous monitoring of the portfolio, market dynamics and the economy; and

•	periodically reevaluating the bank’s strategy and overall exposure as economic, market and other relevant conditions change

BB&T’s lending strategy, which focuses on relationship-based lending within our markets and smaller individual loan balances, continues to produce strong credit quality. As measured by relative levels of nonperforming assets and net charge-offs, BB&T’s asset quality has remained significantly below published industry averages throughout the economic slowdown.

Asset Quality

The following table summarizes asset quality information for BB&T for the past five years.

Table 10

Asset Quality

	December 31,
	2003		2002		2001		2000		1999
	(Dollars in thousands)
Nonaccrual loans and leases (1)	$350,440		$374,842		$316,607		$180,638		$144,247
Restructured loans	592		175		—		492		1,681
Foreclosed property	96,070		76,647		56,964		55,199		47,143

Nonperforming assets	$447,102		$451,664		$373,571		$236,329		$193,071

Loans 90 days or more past due and still accruing	$116,758		$115,047		$101,778		$81,629		$66,241

Asset Quality Ratios: (2)
Nonaccrual and restructured loans and leases as a percentage of loans and leases	.56%		.70%		.67%		.40%		.37%
Nonperforming assets as a percentage of:
Total assets	.49		.56		.53		.36		.33
Loans and leases plus foreclosed property	.72		.84		.79		.53		.48
Net charge-offs as a percentage of average loans and leases	.43		.48		.40		.27		.26
Net charge-offs excluding specialized lending as a percentage of average loans and leases (3)	.32		.38		.34		.22		.22
Allowance for losses as a percentage of loans and leases	1.26		1.35		1.36		1.29		1.33
Allowance for losses as a percentage of loans and leases held for investment	1.27		1.42		1.42		1.32		1.34
Ratio of allowance for losses to:
Net charge-offs	3.17	x	2.94	x	3.44	x	5.13	x	5.37	x
Nonaccrual and restructured loans and leases	2.24		1.93		2.04		3.19		3.63

NOTE:	(1)	Includes $135.2 million, $144.8 million, $130.7 million, $73.4 million and $68.4 million of of impaired loans at December 31, 2003, 2002, 2001, 2000 and 1999, respectively.
	(2)	Items referring to loans and leases are net of unearned income and, except for loans and leases held for investment, include loans held for sale.
	(3)	Excludes net charge-offs and average loans from BB&T’s specialized lending subsidiaries.

During 2003, BB&T’s credit quality continued to improve. The improving economic conditions combined with BB&T’s careful loan underwriting process and active monitoring of past due loans resulted in a reduction of nonperforming assets compared to December 31, 2002.

The following table summarizes nonperforming assets and past due loans by loan type for the past three years.

Table 11

Summary of Nonperforming Assets and Past Due Loans

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans and leases
Commercial loans and leases	$219,558	$251,428	$208,940
Direct retail	50,425	39,565	29,742
Sales finance	12,742	7,948	4,948
Revolving credit	342	243	390
Mortgage	67,373	75,658	72,587

Total nonaccrual loans and leases	$350,440	$374,842	$316,607

Foreclosed real estate	$78,964	$55,448	$39,106
Other foreclosed assets	17,106	21,199	17,858
Restructured loans	592	175	—

Total nonperforming assets	$447,102	$451,664	$373,571

Nonaccrual loans and leases as a percentage of total loans and leases
Commercial loans and leases	.35%	.47%	.44%
Direct retail	.08	.07	.06
Sales finance	.02	.01	.01
Revolving credit	—	—	—
Mortgage	.11	.15	.16

Total nonaccrual loans and leases as a percentage of loans and leases	.56%	.70%	.67%

Loans 90 days or more past due and still accruing interest
Commercial loans and leases	$17,759	$20,386	$20,193
Direct retail	25,695	34,386	27,626
Sales finance	27,863	15,800	17,793
Revolving credit	5,601	6,089	6,713
Mortgage	39,840	38,386	29,453

Total loans 90 days or more past due and still accruing interest	$116,758	$115,047	$101,778

Total loans 90 days or more past due and still accruing interest as a percentage of total loans and leases
Commercial loans and leases	.04%	.04%	.04%
Direct retail	.04	.06	.06
Sales finance	.04	.03	.04
Revolving credit	.01	.01	.01
Mortgage	.06	.07	.06

Total loans 90 days or more past due and still accruing interest as a percentage of total loans and leases	.19%	.21%	.21%

Allowance for Loan and Lease Losses

BB&T’s allowance for loan and lease losses totaled $784.9 million at December 31, 2003, compared to $723.7 million at the end of 2002, an increase of 8.5%. The allowance for loan and lease losses, as a percentage of loans and leases, was 1.26% at December 31, 2003, compared to 1.35% at year-end 2002. Excluding loans held for sale, the ratio of the allowance for loan and lease losses to total loans and leases was 1.27% at December 31, 2003 compared to 1.42% at the end of last year.

The decline in the allowance for loan and lease losses relative to loans and leases outstanding resulted partially from the acquisition of First Virginia, which had strong credit quality including lower net charge-offs and lower nonperforming assets in recent quarters compared to BB&T. This strong credit history, combined with a post-acquisition loan portfolio mix with a lower risk profile and improvements in BB&T’s overall asset quality, including lower relative levels of net charge-offs and nonperforming assets, led to the reduction in the allowance as a percentage of outstanding loans and leases.

During the first quarter of 2003, BB&T transferred $9.0 million, or 1.2% of the December 31, 2002 allowance for loan and lease losses, to other liabilities. The amount transferred related to BB&T’s unfunded commitments. The transfer had no effect on BB&T’s consolidated results of operations.

Information relevant to BB&T’s allowance for loan and lease losses for the last five years is presented in the following table.

Table 12

Analysis of Allowance for Loan and Lease Losses

	December 31,
	2003	2002	2001	2000	1999
Balance, beginning of period	$723,685	$644,418	$578,107	$529,236	$490,619

Charge-offs:
Commercial, financial and agricultural	(71,874)	(84,967)	(63,387)	(33,214)	(34,693)
Real estate	(77,547)	(61,608)	(41,035)	(20,759)	(19,239)
Consumer	(161,424)	(144,609)	(124,359)	(93,040)	(79,075)
Lease receivables	(4,430)	(5,965)	(2,448)	(3,502)	(993)

Total charge-offs	(315,275)	(297,149)	(231,229)	(150,515)	(134,000)

Recoveries:
Commercial, financial and agricultural	25,380	18,029	14,985	12,358	13,087
Real estate	10,808	6,345	4,824	3,788	4,823
Consumer	30,251	24,890	23,955	21,430	17,344
Lease receivables	1,039	1,353	375	312	107

Total recoveries	67,478	50,617	44,139	37,888	35,361

Net charge-offs	(247,797)	(246,532)	(187,090)	(112,627)	(98,639)

Provision charged to expense	248,000	263,700	224,318	147,187	126,559

Allowance for loans acquired in purchase transactions, net	70,035	62,099	29,083	14,311	10,697
Reclassification of allowance related to unfunded commitments	(8,986)	—	—	—	—

Balance, end of period	$784,937	$723,685	$644,418	$578,107	$529,236

Average loans and leases (1)	$57,857,069	$50,851,417	$46,587,780	$41,933,641	$37,819,870

Net charge-offs as a percentage of average loans and leases (1)	.43%	.48%	.40%	.27%	.26%

(1)	Loans and leases are net of unearned income and include loans held for sale.

Deposits and Other Borrowings

Client deposits generated through the BB&T branch network are the largest source of funds used to support asset growth. Total deposits at December 31, 2003, were $59.3 billion, an increase of $8.1 billion, or 15.7%, compared to year-end 2002. The increase in deposits was driven by a $3.2 billion, or 41.1%, increase in noninterest-bearing deposits, a $3.2 billion, or 18.4%, increase in money rate savings accounts, and a $1.2 billion, or 40.2%, increase in savings and interest checking accounts. For the year ended December 31, 2003, total deposits averaged $56.9 billion, an increase of $7.8 billion, or 15.9%, compared to 2002. The increase was the result of a $2.3 billion, or 32.1%, increase in average noninterest-bearing deposits, a $1.0 billion, or 29.8%, increase in average savings and interest checking accounts, and a $2.9 billion, or 19.8%, increase in average money rate savings accounts. During the same time periods, other time deposits increased $1.6 billion, or 6.7%. Other time deposits, including individual retirement accounts and certificates of deposit, remain BB&T’s largest category of deposits, comprising 44.4% of average total deposits for the year, down from 48.3% last year. The primary driver of that growth was the purchase of First Virginia on July 1, 2003, which added $9.5 billion in deposits.

Together with the positive growth trend in client deposits over the last two years, there has been a noticeable shift in the overall deposit mix from CDs and other time deposits to lower-cost transaction accounts such as noninterest-bearing deposits and money rate savings accounts. This shift reflects the reduced attractiveness of time deposits and client preferences for highly liquid investments in a low interest rate environment. Another contributing factor, in light of the low interest environment, has been the tendency by many commercial customers to concentrate their deposit balances in noninterest-bearing accounts, which allowed them to minimize commercial account service charges. Furthermore, the low interest rate environment during the past two years has led to a reduction in certificates of deposit exclusive of growth from acquisitions.

The average rates paid on interest-bearing deposits decreased to 1.59% during 2003, from 2.39% in 2002. The declining interest rate in 2003 resulted from the actions by the Federal Reserve Board to maintain short-term interest rates at historically low levels. The average rate paid on other time deposits, including individual retirement accounts and certificates of deposit, decreased to 2.39% in the current year from 3.42% in 2002. The average cost of money rate savings accounts decreased to .77% in the current year from 1.13% in 2002; interest checking decreased from ..67% in 2002 to .39% in the current year; and the average cost of savings deposits decreased to .28% in 2003 from .80% in 2002.

During 2000, BB&T contracted with an independent third party for the disbursement of official checks. Under the terms of the agreement, BB&T acts as an agent for the third party in the issuance of official checks. Funds received from the buyers of official checks are transferred to the third party issuer to cover the checks when they are ultimately presented for payment. But for this arrangement with the third party, these funds would have remained at BB&T in the form of noninterest-bearing deposits. The official check program is contractually arranged to substantially limit BB&T’s exposure to loss, as the third party is required to invest the funds received and maintain a 1:1 relationship between outstanding checks and the balances available to cover the checks. BB&T monitors this relationship through a reconciliation process. The third party provided a letter of credit from another bank in favor of BB&T and has access to a revolving line of credit to further mitigate any risk that there would be inadequate funds to cover the outstanding balance of official checks sold. However, in the event that the third party failed to honor official checks BB&T had sold as its agent, it is likely that BB&T would choose to reimburse the purchasers, though not contractually obligated to do so. At December 31, 2003, the third party issuer had outstanding official checks that had been sold by BB&T totaling $440.2 million.

BB&T also uses various types of short-term borrowed funds in meeting funding needs. While client deposits remain the primary source for funding loan originations, management uses short-term borrowings as a supplementary funding source for loan growth. Short-term borrowings comprised 6.0% of total funding needs on average in 2003 and 7.1% in 2002. See Note 9 “Short-Term Borrowed Funds” in the “Notes to Consolidated Financial Statements” herein for further disclosure. The types of short-term borrowings utilized by the Corporation include Federal funds purchased, which composed 27.8% of total short-term borrowed funds, and securities sold under repurchase agreements, which comprised 38.6% of short-term borrowed funds at year-end 2003. Master notes, U.S. Treasury tax and loan deposit notes, short-term bank notes and short-term Federal Home Loan Bank (“FHLB”) advances are also utilized to meet short-term funding needs. Average short-term borrowed funds totaled $5.1 billion during 2003, a decrease of $252.6 million, or 4.7%, from 2002. The decrease in average short-term borrowed funds was a result of the reduced need for supplementary funding of loan originations, which were slowed by a sluggish economy in BB&T’s core markets and healthy deposit growth during 2003, which provided sufficient resources for loan growth. Short-term borrowed funds at the end of 2003 were $7.3 billion, up $1.9 billion, or 35.9%, compared to year-end 2002. The rates paid on average short-term borrowed funds decreased from 1.78% in 2002 to 1.13% during 2003. The decrease in the cost of short-term borrowed funds resulted from the lower interest rate environment during 2003, including a 55 basis point decrease in the average Federal funds rate for 2003 compared to 2002. The following table summarizes certain pertinent information for the past three years with respect to BB&T’s short-term borrowed funds:

Table 13

Short-Term Borrowed Funds

	As of / For the Year Ended Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Securities Sold Under Agreements to Repurchase
Maximum outstanding at any month-end during the year	$3,177,747	$2,568,897	$2,532,813
Balance outstanding at end of year	2,831,068	2,511,530	2,175,510
Average outstanding during the year	2,603,343	2,479,185	2,162,917
Average interest rate during the year	1.29%	2.02%	3.76%
Average interest rate at end of year	1.11	1.64	2.07

Other Short-term Borrowed Funds
Maximum outstanding at any month-end during the year	$4,157,153	$4,542,536	$4,866,565
Balance outstanding at end of year	4,503,832	2,885,429	4,473,590
Average outstanding during the year	2,537,500	2,914,294	4,101,183
Average interest rate during the year	0.97%	1.58%	3.82%
Average interest rate at end of year	0.91	1.00	4.45

BB&T also utilizes long-term debt to provide both funding and, to a lesser extent, regulatory capital. Long-term debt comprised 13.7% of total funding needs on average during 2003 and 16.0% in 2002. See Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for further disclosure. Long-term debt at December 31, 2003 totaled $10.8 billion, a decrease of $2.8 billion, or 20.5%, from year-end 2002. For the year ended December 31, 2003, average long-term debt decreased $424.4 million, or 3.5%, compared to the average for 2002. BB&T’s long-term debt consists primarily of FHLB advances, which composed 56.3% of total outstanding long-term debt at December 31, 2003, and subordinated notes, which composed 28.2% of the year-end balance. FHLB advances are cost-effective long-term funding sources that provide BB&T with the flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity. The remaining long-term debt consists of secured borrowings by Branch Bank, redeemable capital securities issued by the Corporation, mortgage indebtedness and capital leases. The average rate paid on long-term debt decreased from 4.84% during 2002 to 3.87% during 2003 because of the overall declining interest rate environment previously discussed and the balance sheet restructuring completed during 2003.

The substantial decrease in long-term debt in 2003 is partially due to the effects of a balance sheet restructuring completed during the year. In connection with the restructuring, BB&T refinanced $3.0 billion of FHLB advances during the second quarter of 2003, lowering the current annual interest rate paid on these advances during the next five years, after which the FHLB has the option to increase the interest rate paid on such advances. Because the refinancing gave rise to substantially similar debt, the transaction resulted in no immediate gain or loss. BB&T also prepaid $2.9 billion in FHLB advances using funds from reducing the size of the securities portfolio. The transaction resulted in prepayment penalties totaling $384.9 million that reduced 2003 after-tax earnings by $248.5 million. The prepayment penalties are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expenses. The reduction in higher-cost long-term debt is intended to improve net interest income and net interest margins. These FHLB-related transactions contributed approximately 12 basis points to the net interest margin during 2003. In December 2003, BB&T issued $1.0 billion of subordinated notes. The proceeds from the offering will be used to fund repurchases of BB&T’s common stock, acquisitions of other companies or their assets, extending credit to or funding investments in BB&T’s subsidiaries and for other general corporate purposes.

Liquidity needs are a primary consideration in evaluating funding sources. BB&T’s strategy is to maintain funding flexibility, in order that the Corporation may react rapidly to opportunities that may become available in the marketplace. BB&T will continue to focus on traditional core funding strategies, supplemented by short-term and long-term borrowings. See “Liquidity” herein for additional discussion.

Analysis of Results of Operations

Consolidated net income for 2003 totaled $1.1 billion, which generated basic earnings per share of $2.09 and diluted earnings per share of $2.07. Net income for 2002 was $1.3 billion and net income for 2001 totaled $973.6 million. Basic earnings per share were $2.75 in 2002 and $2.15 in 2001, while diluted earnings per share were $2.72 and $2.12 for 2002 and 2001, respectively.

Two important and commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets) and return on average shareholders’ equity (net income as a percentage of average common shareholders’ equity). BB&T’s returns on average assets were 1.25%, 1.72% and 1.41% for the years ended December 31, 2003, 2002 and 2001, respectively. The returns on average common shareholders’ equity were 11.97%, 18.32% and 16.78% for the last three years.

Merger-Related and Restructuring Charges

Mergers and acquisitions have played an important role in the development of BB&T’s franchise. BB&T has been an active acquirer of financial institutions, insurance agencies and other nonbank fee income producing businesses. Refer to Note 2 in the “Notes to Consolidated Financial Statements” for a summary of mergers and acquisitions consummated during the three years ended December 31, 2003. As a result of this activity, the consolidated results of operations for the three year period covered by this discussion include the effects of merger-related and restructuring charges, expenses and certain gains related to the consummation of the transactions.

Merger-related charges and expenses include personnel-related items such as staff relocation costs, severance benefits, early retirement packages and contract settlements. They also include furniture, equipment and occupancy costs related to department and branch consolidations as well as costs related to converting the data processing systems of the acquired companies to BB&T’s automation platform. Merger-related charges also include professional fees, advertising, and asset write-offs incurred in connection with the mergers.

During 2003, BB&T recorded merger-related and restructuring charges of $89.8 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. These expenses were recorded primarily in connection with the acquisitions and systems conversions of Equitable and First Virginia.

During 2002, BB&T recorded merger-related and restructuring charges of $39.3 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. These expenses were recorded in connection with the first quarter systems conversion of F&M National Corporation, the second quarter systems conversion of Community First Banking Company, and the mergers with MidAmerica Bancorp (“MidAmerica”), Area Bancshares (“AREA”), and Regional Financial Corp. (“Regional”).

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

Table 14

Summary of Merger-Related and Restructuring Charges

(Dollars in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Severance and personnel-related charges	$20,834	$4,527	$46,497
Occupancy and equipment charges	22,290	9,510	50,065
Systems conversions and related charges	5,271	11,700	35,025
Marketing and public relations	7,565	6,446	15,311
Asset write-offs, conforming policies and other merger-related charges	33,815	7,097	52,090

Total	$89,775	$39,280	$198,988

Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination, which typically occur in corporate support and data processing functions. During 2003, BB&T estimated that 1,918 positions would be eliminated and 980 employees had, in fact, been terminated prior to December 31, 2003. Additional positions are expected to be eliminated pursuant to this estimate in 2004. Approximately 551 of these employees will continue to receive severance payments during 2004. During 2002, BB&T estimated that 372 positions would be eliminated and 370 employees were, in fact, terminated prior to December 31, 2002. Approximately 90 of these employees continued to receive severance payments during 2003. During 2001, BB&T estimated that 400 positions would be eliminated and approximately 350 employees were terminated and received severance by the end of 2001.

Occupancy and equipment charges represent merger-related costs associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment. Systems conversions and related charges include expenses necessary to convert and combine the acquired branches and operations of merged companies. Marketing and public relations costs represent direct media advertising related to the acquisitions. The other merger-related charges are composed of asset and supply inventory write-offs, litigation accruals, costs to conform an acquired institution’s accounting policies to those of BB&T and other similar charges.

In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The following tables present a summary of activity with respect to BB&T’s merger and restructuring accruals related to the mergers listed above, with the more significant mergers (First Virginia and F&M National Corporation) presented separately. These tables include costs reflected as expenses, as presented in the table above, and accruals recorded through purchase accounting adjustments.

	First Virginia Banks, Inc.
	(Dollars in thousands)

	Additions in 2003	Utilized in 2003	Balance December 31, 2003
Severance and personnel-related charges	$26,723	$7,828	$18,895
Occupancy and equipment charges	46,989	23,300	23,689
Systems conversions and related charges	22,397	1,662	20,735
Other merger-related charges	6,920	4,245	2,675

Total	$103,029	$37,035	$65,994

Merger-related and restructuring accruals related to First Virginia are generally expected to be utilized during 2004, unless they relate to specific contracts or legal obligations that expire in later years, or they relate to the disposal of duplicate facilities and equipment, which may take longer to complete.

	F&M National Corporation
	(Dollars in thousands)

	Balance December 31, 2001	Additions in 2002	Utilized in 2002	Balance December 31, 2002	Additions in 2003	Utilized in 2003	Balance December 31, 2003
Severance and personnel-related charges	$11,055	$1,417	$11,592	$880	$—	$817	$63
Occupancy and equipment charges	10,992	—	797	10,195	1,307	4,405	7,097
Systems conversions and related charges	4,375	2,825	7,200	—	—	—	—
Other merger-related charges	3,110	—	2,113	997	—	10	987

Total	$29,532	$4,242	$21,702	$12,072	$1,307	$5,232	$8,147

The remaining accruals at December 31, 2003 for F&M National Corporation are related primarily to costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future upon termination of the various leases and sale of duplicate property. These accruals are expected to be utilized in 2004 unless they relate to specific contracts expiring in later years.

Activity with respect to the merger and restructuring accruals for all other mergers, which are discussed above, is presented in the accompanying table:

	All Other Merger Accrual Activity
	(Dollars in thousands)

	Balance December 31, 2001	Additions in 2002	Utilized in 2002	Balance December 31, 2002	Additions in 2003	Utilized in 2003	Balance December 31, 2003
Severance and personnel-related charges	$20,316	$38,597	$42,964	$15,949	$4,842	$11,899	$8,892
Occupancy and equipment charges	26,071	31,668	26,181	31,558	13,759	27,407	17,910
Systems conversions and related charges	6,964	9,453	14,679	1,738	940	2,678	—
Other merger-related charges	12,000	21,438	23,154	10,284	16,676	19,552	7,408

Total	$65,351	$101,156	$106,978	$59,529	$36,217	$61,536	$34,210

The liabilities for severance and personnel-related costs relate to severance liabilities that will be paid out based on such factors as expected termination dates, the provisions of employment contracts and the terms of BB&T’s severance plans. The remaining occupancy and equipment accruals relate to costs to exit certain leases and to dispose of excess facilities and equipment. Such liabilities will be utilized upon termination of the various leases and sale of duplicate property. Liabilities associated with systems conversions relate to termination penalties on contracts with information technology service providers. These liabilities will be utilized as the contracts are paid out and expire. The other merger-related liabilities relate to litigation, accruals to conform the accounting policies of acquired institutions to those of BB&T, and other similar charges.

Because BB&T often has multiple merger integrations in process, and, due to limited resources, must schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals may cover an extended period of time. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2003 are expected to be utilized during 2004, unless they relate to specific contracts that expire in later years.

The accruals utilized during 2003 in the tables above include reversals of $40.1 million of previously recorded merger-related and restructuring accruals principally related to the finalization of estimates for employee terminations, contract cancellations and occupancy costs primarily in connection with the AREA, MidAmerica and First Virginia acquisitions. The above reversals include $30 million of pretax adjustments to goodwill and had no effect on BB&T’s consolidated results of operations. The remaining $10.1 million were included as reductions of merger-related and restructuring charges during 2003 in the Consolidated Statements of Income.

Net Interest Income

Net interest income is BB&T’s primary source of revenue. Net interest income is influenced by a number of factors, including the volume, mix and maturity of interest-earning assets and interest-bearing liabilities and the interest rates earned and paid thereon. The difference between rates earned on interest-earning assets (with an adjustment made to tax-exempt income to provide comparability with taxable income, i.e. the “FTE” adjustment) and the cost of the supporting funds is measured by the net interest margin. The accompanying table presents the dollar amount of changes in interest income and interest expense, and distinguishes between the changes related to increases or decreases in average outstanding balances of interest-earning assets and interest-bearing liabilities (volume), and the changes related to increases or decreases in average interest rates on such assets and liabilities (rate). Changes attributable to both volume and rate have been allocated proportionately.

Table 15

FTE Net Interest Income and Rate/Volume Analysis

For the Years Ended December 31, 2003, 2002 and 2001

										2003 vs. 2002			2002 vs. 2001
	Average Balances			Yield/Rate			Income/Expense			Increase (Decrease)	Change due to		Increase (Decrease)	Change due to
	2003	2002	2001	2003	2002	2001	2003	2002	2001		Rate	Volume		Rate	Volume
	(Dollars in thousands)
Assets
Securities (1):
U.S. Treasury, U.S. government agency and other (5)	$16,156,301	$16,005,557	$14,830,331	4.70%	6.15%	7.04%	$759,712	$983,967	$1,043,583	$(224,255)	$(233,438)	$9,183	$(59,616)	$(138,287)	$78,671
States and political subdivisions	901,579	933,532	1,056,401	6.83	7.47	7.37	61,571	69,743	77,868	(8,172)	(5,843)	(2,329)	(8,125)	1,042	(9,167)

Total securities (5)	17,057,880	16,939,089	15,886,732	4.81	6.22	7.06	821,283	1,053,710	1,121,451	(232,427)	(239,281)	6,854	(67,741)	(137,245)	69,504
Other earning assets (2)	548,403	439,097	430,912	1.39	1.79	3.99	7,659	7,848	17,185	(189)	(1,967)	1,778	(9,337)	(9,657)	320
Loans and leases, net of unearned income (1)(3)(4)(5)	57,857,069	50,851,417	46,587,780	6.06	6.93	8.37	3,504,656	3,523,050	3,900,844	(18,394)	(471,856)	453,462	(377,794)	(713,443)	335,649

Total earning assets	75,463,352	68,229,603	62,905,424	5.74	6.72	8.01	4,333,598	4,584,608	5,039,480	(251,010)	(713,104)	462,094	(454,872)	(860,345)	405,473

Non-earning assets	9,864,376	7,549,430	5,917,605

Total assets	$85,327,728	$75,779,033	$68,823,029

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Savings and interest checking	$4,364,473	$3,363,118	$3,361,694	0.32	0.75	1.44	14,179	25,062	48,408	(10,883)	(16,891)	6,008	(23,346)	(23,366)	20
Money rate savings	17,760,127	14,824,396	12,502,120	0.77	1.13	2.48	136,399	167,329	310,196	(30,930)	(60,015)	29,085	(142,867)	(192,504)	49,637
Other time deposits	25,309,123	23,728,465	22,171,321	2.39	3.42	5.45	605,099	810,667	1,207,665	(205,568)	(256,626)	51,058	(396,998)	(476,803)	79,805

Total interest-bearing deposits	47,433,723	41,915,979	38,035,135	1.59	2.39	4.12	755,677	1,003,058	1,566,269	(247,381)	(333,532)	86,151	(563,211)	(692,673)	129,462
Short-term borrowed funds	5,140,843	5,393,479	6,264,100	1.13	1.78	3.80	58,842	95,823	238,315	(36,981)	(33,193)	(3,788)	(142,492)	(113,021)	(29,471)
Long-term debt	11,710,281	12,134,712	11,030,312	3.87	4.84	5.53	458,268	587,703	610,352	(129,435)	(114,175)	(15,260)	(22,649)	(80,366)	57,717

Total interest-bearing liabilities	64,284,847	59,444,170	55,329,547	1.97	2.84	4.36	1,272,787	1,686,584	2,414,936	(413,797)	(480,900)	67,103	(728,352)	(886,060)	157,708

Noninterest-bearing deposits	9,514,435	7,202,129	6,206,746
Other liabilities	2,633,214	2,019,244	1,484,547
Shareholders’ equity	8,895,232	7,113,490	5,802,189

Total liabilities and shareholders’ equity	$85,327,728	$75,779,033	$68,823,029

Average interest rate spread				3.77%	3.88%	3.65%

Net interest margin				4.06%	4.25%	4.17%	$3,060,811	$2,898,024	$2,624,544	$162,787	$(232,204)	$394,991	$273,480	$25,715	$247,765

(1)	Interest income from securities, loans and leases includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of approximately 35% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $(21.2 million), $150.6 million and $190.9 million in the three years ended December 31, 2003, 2002 and 2001, respectively.
(2)	Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at fair value.

For 2003, net interest income on an FTE-adjusted basis totaled $3.1 billion, compared with $2.9 billion in 2002 and $2.6 billion in 2001. The increase in net interest income during 2003 resulted primarily from a decrease of $413.8 million in total interest expense, which was caused by the decline in interest rates during 2003 as compared to 2002. On an FTE-adjusted basis, interest income from loans decreased $18.4 million, and interest income from investment securities decreased $232.4 million.

In the declining interest rate environment of 2003, the average yield on interest earning assets fell 98 basis points compared to the average yield during 2002, while the average cost of funds over the same time period fell 87 basis points, causing a reduction in the net interest margin. In addition to the effect of changes in yields on earning assets compared to the cost of funds, the margin was also negatively affected by the reinvestment of proceeds from the sales, maturities and prepayments of securities in lower yielding securities, the additional net loan and deposit premium amortization related to the purchase of First Virginia, and the additional interest expense incurred in connection with BB&T’s stock buy-back program. Several factors had a positive effect on the margin. The most significant among them was the balance sheet restructuring completed during the year.

The FTE-adjusted net interest margin is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The FTE-adjusted net interest margin was 4.06% in 2003, 4.25% in 2002 and 4.17% in 2001. In addition to changes in the composition of BB&T’s earning assets and interest bearing liabilities, the primary driver of the fluctuations in the net interest margin was the rapidly declining interest rate environment prevailing during the last two years as the Federal Reserve reduced short-term interest rates to stimulate the weak economy. Over the past three years, the Federal Reserve has taken aggressive actions to lower the level of interest rates by reducing the benchmark federal funds rate from 6.50% at the beginning of 2001 to 1.00% at the end of 2003. As a result, the prime lending rate, which is the basis for pricing many commercial and consumer loans, also declined from 9.50% at the beginning of 2001 to 4.00% at the end of 2003. The majority of the decline occurred during 2001 when the prime rate declined to 4.75% and averaged 6.91% for the year. In 2002 the rate declined to 4.25% and averaged 4.67% for the year and, in 2003, the prime rate declined to 4.00% and averaged 4.12% for the full year. This sharp decline in short-term rates initially contributed to BB&T’s interest sensitive assets repricing more quickly overall than its interest-bearing liabilities during 2001. During 2002, as interest rates stabilized, BB&T’s interest-bearing liabilities also repriced at the lower interest rates, which, together with a shift in the composition of deposits toward lower cost transaction accounts, resulted in an eight basis points increase in the FTE-adjusted net interest margin during 2002 compared to 2001.

Provision for Loan and Lease Losses

A provision for loan and lease losses is charged against earnings in order to maintain an allowance for credit losses that reflects management’s best estimate of probable losses inherent in the portfolio at the balance sheet date. The amount of the provision is based on continuing assessments of nonperforming and “watch list” loans, analytical reviews of loan loss experience in relation to outstanding loans, loan charge-offs, nonperforming asset trends and management’s judgment with respect to current and expected economic conditions and their impact on the loan portfolio. The methodology used is described in the “Description of Business” section under the heading “Allowance for Loan and Lease Losses.” The provision for loan and lease losses recorded by BB&T in 2003 was $248.0 million, compared with $263.7 million in 2002 and $224.3 million in 2001.

The $15.7 million, or 6.0% decrease in the provision during 2003 reflects BB&T’s continued efforts to monitor and address problem loans, improving credit quality trends, as evidenced by the decrease in relative levels of nonperforming assets and net charge-offs, and changes in the composition and relative risk of the overall portfolio following the acquisition of First Virginia. Management expects these positive internal trends to continue into 2004 if the economic environment improves. Net charge-offs were .43% of average loans and leases for 2003 compared to .48% of average loans during 2002. The allowance for loan and lease losses was 1.26% of loans and leases outstanding and was 2.24x total nonaccrual and restructured loans and leases at year-end 2003, compared to 1.35% and 1.93x, respectively, at December 31, 2002.

Noninterest Income

Noninterest income includes service charges on deposit accounts, trust revenue, mortgage banking income, investment banking and brokerage fees, insurance commissions, gains and losses on securities transactions and other commissions and fees derived from other activities.

Noninterest income for 2003 totaled $1.9 billion, compared with $1.6 billion in 2002 and $1.3 billion in 2001. The 2003 noninterest income reflects an increase of $296.7 million, or 18.6%, compared to 2002. Noninterest income for 2002 was $258.1 million, or 19.3%, higher than 2001. The increase in noninterest income for 2003 is primarily the result of substantial growth in mortgage banking income, increased insurance commissions from BB&T’s agency network and higher levels of investment banking and brokerage fees and commissions as well as increased service charges on deposits and trust income. The major categories of noninterest income and their fluctuations are discussed in the following paragraphs.

The following table provides a breakdown of BB&T’s noninterest income:

Table 16

Noninterest Income

	Years Ended December 31,			% Change
				2003 v. 2002	2002 v. 2001
	2003	2002	2001
	(Dollars in thousands)
Service charges on deposits	$437,524	$402,476	$349,522	8.7%	15.2%
Mortgage banking income	198,510	72,749	102,904	172.9	(29.3)
Trust income	113,227	94,463	90,898	19.9	3.9
Insurance commissions	395,820	313,436	190,446	26.3	64.6
Securities gains (losses), net	107,078	170,100	122,126	(37.0)	39.3
Bankcard fees and merchant discounts	83,927	66,848	60,859	25.5	9.8
Investment banking and brokerage fees and commissions	245,361	210,586	175,296	16.5	20.1
Other bank service fees and commissions	180,045	141,654	126,638	27.1	11.9
Income from bank-owned life insurance	98,700	88,613	65,872	11.4	34.5
Other noninterest income	28,943	31,470	49,746	(8.0)	(36.7)

Total noninterest income	$1,889,135	$1,592,395	$1,334,307	18.6%	19.3%

Service charges on deposit accounts represent BB&T’s largest category of noninterest revenue. Such revenues totaled $437.5 million in 2003, an increase of $35.0 million, or 8.7%, compared to 2002. Service charges during 2002 totaled $402.5 million, which represented an increase of $53.0 million, or 15.2% compared to 2001. The current year growth in service charges was attributable to the acquisition of First Virginia at the beginning of the third quarter. Excluding the effect of this acquisition, service charges on deposits would have decreased 1.6% compared to 2002. The decrease in service charges on deposits was the result of changes in deposit mix and competitive pricing pressure. In light of the low interest rate environment, many commercial customers concentrated a large portion of their deposit balances in transaction accounts rather than interest-bearing accounts, which allowed them to minimize commercial account analysis fees. Price reductions on certain retail deposit-related services and new lower-fee deposit products were introduced during 2003 in response to market conditions and competition within BB&T’s market area. The primary factors contributing to the 2002 increase in service charges on deposits compared to 2001 were NSF and overdraft charges on personal accounts, which were $34.9 million more than in 2001, and commercial account analysis fees, which grew $20.9 million.

Income from mortgage banking activities (which includes revenues from originating, marketing and servicing mortgage loans, and valuation adjustments and amortization related to mortgage servicing rights) totaled $198.5 million in 2003, $72.7 million in 2002 and $102.9 million in 2001. The significant fluctuations in net mortgage banking revenues are primarily a function of high interest rate volatility that has affected the value of BB&T’s mortgage servicing rights. While the low interest rate environment during the last two years contributed to high mortgage origination volume, it also resulted in higher prepayment speed assumptions for existing serviced loans, which lowered the value of BB&T’s mortgage servicing rights causing writedowns in their value. During the latter half of 2003, as mortgage rates rose from the historically low levels to which they had declined during 2002 and early 2003, BB&T recaptured some of the previous writedowns in the value of mortgage servicing rights. As a result, mortgage banking income during 2003 included a net writedown of $36.8 million compared with a net charge of $152.4 million in 2002. These charges were substantially offset by gains from sales of securities available for sale. BB&T originated a record $19.4 billion in mortgage loans in 2003 compared to $14.1 billion in 2002 and $10.5 billion in 2001. The 26.6% increase in mortgage production volume resulted in an increase of $55.1 million in mortgage production income to $262.2 million in the current year compared to $207.1 million during 2002. The increase in the current year mortgage banking income that resulted from higher mortgage production income and a reduction in the writedowns of mortgage servicing rights was offset in part by an increase in the amortization expense of mortgage servicing rights. Amortization is recorded based on the proportion of current period net servicing to total expected future net servicing revenues over the expected life of the loans serviced. Consequently, a shorter expected life, as a result of faster prepayment speed assumptions, results in higher amortization expense. Amortization expense associated with mortgage servicing rights increased by $54.8 million to $154.9 million for the year ended December 31, 2003 compared to $100.1 million for the year ended December 31, 2002. In 2002, mortgage banking income decreased $30.2 million, or 29.3%, compared to 2001 primarily as a result of increases in the provision for the valuation of mortgage servicing rights and higher amortization expense recorded during 2002 compared to 2001.

BB&T has an extensive insurance agency network, which at December 31, 2003 ranked as the 8th largest in the nation. Commission income from BB&T’s insurance operations totaled $395.8 million in 2003, an increase of $82.4 million, or 26.3%, compared to 2002. Commission income for 2002 totaled $313.4 million, an increase of $123.0 million, or 64.6% compared to 2001. Internal growth combined with the expansion of BB&T’s insurance agency network and insurance brokerage operations through acquisitions during the last two years were primarily responsible for this strong growth. Excluding the effect of these acquisitions, insurance commissions would have increased 12.8%. Revenues from BB&T’s insurance brokerage operations contributed $42.8 million in revenue growth for the current year, while property and casualty insurance commissions, employee benefits commissions, and accident and health insurance commissions increased $23.0 million, $4.7 million, and $3.8 million, respectively, compared to 2002. Similar growth in these product lines and revenues from purchased insurance agencies also drove the 2001 increase.

Revenue from corporate and personal trust services totaled $113.2 million in 2003, $94.5 million in 2002 and $90.9 million in 2001. The 2003 revenue reflects an increase of $18.7 million, or 19.9% compared to 2002, which was $3.6 million, or 3.9%, more than 2001. The revenue increase in 2003 was partially due to the acquisition of First Virginia and to increases in mutual fund and estate management fees. The value of trust assets under management, including custodial accounts, increased from $24.2 billion at December 31, 2002 to $27.2 billion at December 31, 2003. Total trust assets under management at December 31, 2003 include $2.2 billion in trust assets from the acquisition of First Virginia and reflect a reduction of $2.4 billion in trust assets from the North Carolina state employees’ 401-K plan, which transferred to a successor trustee. The majority of the growth in trust revenue in 2002 resulted from the acquisitions of AREA and MidAmerica, which had significant trust operations. The overall growth in trust revenues was depressed during 2002 and 2001 by declining equity markets, which affected the value of managed assets.

Net gains on sales of securities totaled $107.1 million in 2003, $170.1 million in 2002 and $122.1 million in 2001. The current year gains resulted primarily from the sale of securities available for sale. A portion of such gains was used to offset the net writedown in the value of mortgage servicing rights of $36.8 million during 2003. Securities gains realized during 2002 and 2001 were taken primarily to economically offset increases in the valuation allowance of mortgage servicing rights. Net security gains in 2001 results also include the gain realized from the sale of BB&T’s investment in an electronic transaction processing company, which totaled $78.9 million.

Investment banking and brokerage fees and commissions totaled $245.4 million in 2003, $210.6 million in 2002 and $175.3 million in 2001. The 2003 revenue reflects an increase of $34.8 million, or 16.5% over 2002, which was $35.3 million, or 20.1% greater than 2001. The increase in this category of revenue in 2003 compared to 2002 and in 2002 compared to 2001 resulted primarily from growth in retail brokerage commissions and growth in investment banking income at BB&T’s full-service brokerage and investment banking subsidiary, Scott & Stringfellow.

Other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $264.0 million in 2003, an increase of $55.5 million, or 26.6%, compared with $208.5 million earned in 2002, which represented an increase of $21.0 million, or 11.2%, over the $187.5 million in 2001 revenue. The principal drivers of the increase were bankcard fees and merchant discounts, check card interchange fees, business check card interchange fees, and check card foreign ATM fees, which increased $17.1 million, $8.7 million, $2.7 million, and $5.3 million, respectively, compared to 2002. In addition, fees from money orders and official checks, commercial standby letters of credit fees, and other ATM fees, increased $4.2 million, $2.8 million, and $3.6 million, respectively, compared to 2002. Furthermore, the acquisition of First Virginia contributed to the revenue growth during the current year. Excluding the effects of this and other acquisitions completed during 2003 and 2002, other nondeposit fees and commissions, would have increased 16.0% for the year ended December 31, 2003, compared to the year ended December 31, 2002. Major sources of the increase in 2002 revenue include bankcard fees and merchant discounts, which increased $6.0 million, or 9.8%, check card interchange fees, which increased $8.4 million, or 31.7%, and gift card income, which increased $5.1 million compared to 2001.

BB&T has purchased life insurance coverage on certain of its officers for whom it has an insurable interest. Income from bank-owned life insurance totaled $98.7 million in 2003, an increase of $10.1 million, or 11.4%, compared with $88.6 million earned in 2002, which represented an increase of $22.7 million, or 34.5%, over the $65.9 million earned in 2001. The growth in income was driven by additional purchases of bank-owned life insurance made in mid-year 2002.

Other income totaled $28.9 million in 2003, a decrease of $2.5 million, or 8.0%, compared with $31.5 million earned in 2002, which represented a decrease of $18.3 million, or 36.7%, compared with $49.7 million earned in 2001. The decreases were primarily caused by lower income from limited partnership investments, which declined $14.7 million and $11.1 million during 2003 and 2002, respectively. The current year decrease was largely offset by non-taxable income from the increase in the value of various financial assets isolated for the purpose of providing post-employment benefits. The 2002 decrease was also caused by a decrease in amortization of negative goodwill in the amount of $4.8 million compared to 2001, and a loss on non-hedging derivatives in the amount of $5.6 million.

The ability to generate significant amounts of noninterest revenues in the future will be very important to the continued success of BB&T. Through its subsidiaries, BB&T will continue to focus on asset management, mortgage banking, trust, insurance, investment banking and brokerage services, as well as other fee-producing products and services. BB&T plans to continue to pursue acquisitions of additional insurance agencies and asset management companies, as well as explore strategic acquisitions of other nonbank entities as a means of expanding fee-based revenues. Also, among BB&T’s principal strategies following the acquisition of a financial institution is the cross-sell of noninterest income generating products and services to the acquired institution’s client base.

Noninterest Expense

Noninterest expense totaled $3.1 billion in 2003, $2.3 billion in 2002 and $2.2 billion in 2001. Certain significant items principally stemming from mergers and acquisitions were recorded as noninterest expenses during 2003, 2002 and 2001. In 2003, $89.8 million in pretax merger-related charges were recorded, while 2002 included $39.3 million in merger-related charges and $199.0 million were recognized in 2001. Additional disclosures related to these merger-related charges are presented above in “Merger-Related and Restructuring Charges.” In addition, noninterest expense for the current year includes a loss from the early termination of FHLB advances in the amount of $384.9 million. See “Deposits and Other Borrowings” section above for further discussion of this loss.

Total noninterest expense increased $820.7 million, or 35.9%, from 2002 to 2003 and $102.2 million, or 4.7%, from 2001 to 2002. The 2003 growth rate includes the effects of acquisitions accounted for as purchases during 2003, including First Virginia, Equitable and several insurance companies. Excluding the effects of the timing of such purchase acquisitions and penalties arising from FHLB terminations, noninterest expense would have increased by 5.6% compared to 2002. The growth in 2002 was similarly affected by acquisitions accounted for as purchases during 2002, including Regional, AREA, MidAmerica, CRC, and several nonbank financial services companies and insurance agencies, which added costs of $67.9 million. Excluding the effects of the timing of such purchase acquisitions, noninterest expense would have decreased by 3.2% compared to 2001. The table below shows the components of noninterest expense and the discussion that follows explains the composition of certain categories and the factors that caused them to change in 2003 and 2002.

Table 17

Noninterest Expense

	Years Ended December 31,			% Change
				2003 v. 2002	2002 v. 2001
	2003	2002	2001
	(Dollars in thousands)
Salaries and wages	$1,226,648	$1,063,261	$932,635	15.4%	14.0%
Pension and other employee benefits	280,688	234,586	194,223	19.7	20.8

Total personnel expenses	1,507,336	1,297,847	1,126,858	16.1	15.2

Net occupancy expense on bank premises	180,029	156,670	133,768	14.9	17.1
Furniture and equipment expense	191,138	184,402	169,618	3.7	8.7

Total occupancy and equipment expenses	371,167	341,072	303,386	8.8	12.4

Regulatory charges	13,348	11,807	11,684	13.1	1.1
Foreclosed property expense	19,329	7,321	2,745	164.0	166.7
Amortization of intangibles	55,650	20,885	72,693	166.5	(71.3)
Software	43,966	36,608	28,415	20.1	28.8
Telephone	45,118	44,005	43,010	2.5	2.3
Advertising and public relations	31,110	27,537	26,134	13.0	5.4
Travel and transportation	27,607	24,012	23,555	15.0	1.9
Professional services	70,518	73,496	59,255	(4.1)	24.0
Supplies	36,792	32,464	32,484	13.3	(0.1)
Loan processing expenses	78,887	64,225	52,007	22.8	23.5
Deposit related expense	28,571	25,750	20,492	11.0	25.7
Merger-related and restructuring charges	89,775	39,280	198,988	128.6	(80.3)
Loss on early extinguishment of debt	384,898	—	—	NM	—
Other noninterest expenses	302,038	239,149	181,534	26.3	31.7

Total noninterest expense	$3,106,110	$2,285,458	$2,183,240	35.9%	4.7%

NM—not meaningful

Total personnel expense, the largest component of noninterest expense, totaled $1.5 billion in 2003, an increase of 16.1%, compared to the $1.3 billion in personnel expense incurred in 2002. The 2002 expense reflected an increase of $171.0 million, or 15.2%, compared to the $1.1 billion recorded in 2001. Total personnel expense includes salaries and wages, as well as pension and other employee benefit costs. The increase in 2003 personnel expenses was primarily attributable to the acquisition of First Virginia, as well as higher mortgage loan production incentive compensation, investment banking incentive compensation, and other annual performance compensation, which grew $20.3 million, $20.4 million, and $23.3 million, respectively, compared to last year. In addition, pension plan expenses and flexible benefit expenses increased $12.9 million and $12.0 million, respectively, compared to 2002. Excluding the effect of acquisitions completed during 2003, personnel expenses in the current year increased 3.8% compared to 2002. The 2002 increase in personnel expenses was primarily caused by the effect of acquisitions, which accounted for $137.2 million of the increase, as well as higher mortgage loan production incentive compensation and investment banking incentive compensation, which grew $15.1 million and $14.8 million, respectively.

Net occupancy and equipment expense totaled $371.2 million in 2003, $341.1 million in 2002 and $303.4 million in 2001. The net occupancy and equipment expense for 2003 reflects an increase of $30.1 million, or 8.8% compared to 2002, which was $37.7 million, or 12.4% greater than the expense incurred in 2001. The increase during 2003 was largely due to the acquisition of First Virginia, which resulted in higher rent on buildings and premises, information technology equipment expenses, and building maintenance expenses, which increased $9.9 million, $2.6 million, and $4.3 million, respectively, compared to 2002. Additionally, utility expenses and other miscellaneous furniture and equipment expenses increased $2.7 million and $3.3 million, respectively. The increase in 2002 compared to 2001 was affected by acquisitions completed during 2002 and was generally due to the same factors that caused the 2003 increase.

Amortization expense associated with intangible assets totaled $55.7 million in 2003, $20.9 million in 2002 and $72.7 million in 2001. The increase in the current year was primarily due to acquisitions completed during 2003, the largest of which was the purchase of First Virginia, which was responsible for most of the increase. See Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for a summary of completed mergers and acquisitions during the three year period ending December 31, 2003. The decrease in 2002 is due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”, which ended the amortization of goodwill effective January 1, 2002.

Loan processing expenses totaled $78.9 million, an increase of $14.7 million, or 22.8%, compared to the $64.2 million incurred in 2002. This increase was primarily driven by higher mortgage, sales finance, home equity lines of credit and retail loans origination expenses, which increased $2.5 million, $1.5 million, $1.4 million and $3.2 million, respectively, compared to 2002, as a result of the increase in volume of such loans due to the favorable interest rate environment. The 2002 loan processing expenses reflect a $12.2 million, or 23.5%, increase over 2001. The increase was caused by similar factors that affected the 2003 increase.

Other noninterest expenses, including professional services, totaled $618.4 million for 2003, an increase of $96.2 million, or 18.4%, compared to 2002, which reflected an increase of $92.8 million, or 21.6% compared to the $429.3 million incurred in 2001. In addition to the effect of purchasing First Virginia, the majority of the 2003 increase resulted from higher advertising and public relations expenses, charitable contributions, employee travel, supplies expenses, and net losses from the disposition of fixed assets. The 2002 increase was caused by increases in substantially the same categories that affected the 2003 expenses.

Provision for Income Taxes

BB&T’s provision for income taxes totaled $552.1 million for 2003, an increase of $54.7 million, or 11.0%, compared to 2002. The provision for income taxes totaled $497.5 million in 2002 and $386.8 million in 2001. BB&T’s effective tax rates for the years ended 2003, 2002 and 2001 were 34.1%, 27.8% and 28.4%, respectively. The higher provision in 2003 was a result of the increase in the effective tax rate compared to 2002 including the effects of adjustments related to deferred income taxes associated with BB&T’s leasing operations, which are discussed below. The increase in the provision in 2002 compared to 2001 resulted from a higher level of pretax income, offset in part by a lower effective tax rate.

BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies. The income generated from these investments together with certain other transactions that have favorable tax treatment have reduced BB&T’s overall effective tax rate from the statutory rate in 2003, 2002 and 2001. These transactions include investments in leveraged leases, entering into option contracts transferring the future management of residual interests of certain leverage leases to a wholly-owned foreign subsidiary for which BB&T intends to permanently reinvest the earnings, and the transfer of securities and real estate secured loans to a subsidiary that resulted in a difference between BB&T’s tax basis and financial statement basis in the equity of the subsidiary.

BB&T continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions and, accordingly, BB&T’s effective tax rate may fluctuate in the future. On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current Internal Revenue Service (“IRS”) examinations of BB&T’s tax returns, recent positions taken by the IRS on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. In 2003, BB&T determined that it was appropriate to defer recognition of benefits from the option contracts described above until such benefits were realized for income tax purposes and recorded adjustments to reflect that determination.

In the normal course of business, BB&T is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. During 2003, the IRS concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. Following their examination, the IRS issued a Revenue Agent Report assessing taxes and interest in the amount of $59.3 million related to BB&T’s income tax treatment of certain leveraged lease transactions which were entered into during the years under examination. The assessment, which was paid by BB&T during 2003, did not affect BB&T’s consolidated results of operations in the current year as it related primarily to differences in the timing of recognizing income and deductions for income tax purposes for which deferred taxes had been previously provided. Management continues to believe that BB&T’s treatment of these leveraged leases was appropriate and in compliance with existing tax laws and regulations for the years examined, and is currently evaluating its options regarding obtaining a refund of this assessment.

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

BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to hedge business loans, federal funds purchased, long-term debt, mortgage servicing rights, mortgage banking operations, and certificates of deposit. These derivatives resulted in an increase in net interest income of $124.2 million, $45.0 million and $8.8 million in 2003, 2002 and 2001, respectively.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. On December 31, 2003, BB&T had derivative financial instruments outstanding with notional amounts totaling $14.6 billion. The estimated fair value of open contracts used for risk management purposes at December 31, 2003 had net unrealized gains of $136.0 million.

See Note 18 “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements for additional disclosures.

Impact of Inflation and Changing Interest Rates

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

BB&T’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions at December 31, 2003, and is not necessarily indicative of positions on other dates. The carrying amounts of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The table does not reflect the impact of hedging strategies.

Table 18

Interest Rate Sensitivity Gap Analysis

December 31, 2003

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Assets
Securities and other interest-earning assets (1)	$4,338,708	$3,852,631	$3,932,465	$4,446,539	$16,570,343
Federal funds sold and securities purchased under resale agreements or similar arrangements	332,849	—	—	—	332,849
Loans and leases (2)	41,512,379	8,783,269	5,887,368	6,122,370	62,305,386

Total interest-earning assets	46,183,936	12,635,900	9,819,833	10,568,909	79,208,578

Liabilities
Savings and interest checking (3)	—	2,584,241	861,414	861,414	4,307,069
Money rate savings (3)	10,174,485	10,174,484	—	—	20,348,969
Time deposits	16,437,541	4,750,305	2,403,324	4,326	23,595,496
Federal funds purchased and securities sold under repurchase agreements or similar arrangements	4,866,960	—	—	—	4,866,960
Long-term debt and other borrowings	2,495,783	272,998	2,313,132	8,193,727	13,275,640

Total interest-bearing liabilities	33,974,769	17,782,028	5,577,870	9,059,467	66,394,134

Asset-liability gap	12,209,167	(5,146,128)	4,241,963	1,509,442

Cumulative interest rate sensitivity gap	$12,209,167	$7,063,039	$11,305,002	$12,814,444

(1)	Securities based on amortized cost.
(2)	Loans and leases include loans held for sale and are net of unearned income.
(3)	Projected runoff of deposits that do not have a contractual maturity date was computed based upon decay rate assumptions developed by bank regulators to assist banks in addressing FDICIA rule 305.

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

The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next twelve months under the “most likely” interest rate scenario incorporated into the Interest Sensitivity Simulation computer model. Key assumptions in the preparation of the table include prepayment speeds on mortgage-related assets, cash flows and maturities of derivative financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, customer preferences, and capital plans. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

Table 19

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	December 31,		December 31,
	2003	2002	2003	2002
3.00%	7.00%	7.25%	(1.37)%	0.52%
1.50	5.50	5.75	(1.10)	0.52
No Change	4.00	4.25	—	—
(1.00)	3.00	NA(2)	(1.17)	NA(2)
(1.50)	NA(1)	2.75	NA(1)	(2.99)
(3.00)	NA(1)	1.25	NA(1)	(3.99)

(1) BB&T’s model assumes a 300 basis point difference between the federal funds target rate and the prime rate and does not calculate a scenario where the federal funds rate would fall below zero.

(2) BB&T’s model did not calculate a 1% decrease in 2002.

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

The main purpose of BB&T (the “Parent Company”) is to serve as the primary capital financing vehicle for its operating subsidiaries. The assets of the Parent Company consist primarily of cash on deposit with subsidiary banks, equity investments in subsidiaries, advances to subsidiaries, accounts receivable from subsidiaries, and other miscellaneous assets. The primary obligations of the Parent Company are principal and interest on master notes, long-term debt, and redeemable capital securities. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from issuance of long-term debt and master notes. The primary uses of funds by the Parent Company are for the retirement of common stock, investments in subsidiaries, advances to subsidiaries, dividend payments to shareholders, and interest and principal payments due on long-term debt and master notes.

The primary source of funds used for Parent Company cash requirements has been dividends from the subsidiary banks, which totaled $1.5 billion during 2003, and proceeds from the issuance of subordinated notes, which totaled $991.3 million in 2003. Funds raised through master note agreements with commercial clients are placed on deposit with bank subsidiaries primarily for their use in meeting short-term funding needs and, to a limited extent, to support temporary cash needs of the Parent Company. At December 31, 2003 and 2002, master note balances totaled $1.0 billion and $721.1 million, respectively.

The Parent Company has a $250 million revolving credit agreement with a group of unaffiliated banks, which serves as a backup liquidity facility for the master note program referred to above. This agreement has historically been negotiated annually. The current agreement is scheduled to expire April 2, 2004. Management will evaluate whether to renew the facility. No borrowings have occurred under this backup facility.

During 2003, BB&T filed a shelf registration with the Securities and Exchange Commission to provide for the issuance of up to $2.0 billion of securities, which could include unsecured debt securities, shares of common stock, shares of preferred stock, stock purchase contracts, stock purchase units, warrants to purchase debt securities, preferred stock or common stock, or units consisting of a combination of these. On December 23, 2003, BB&T issued $1.0 billion of subordinated notes leaving $1.0 billion available for issuance under this universal shelf registration.

The Parent Company has five issues of subordinated notes outstanding, which collectively totaled $2.8 billion at December 31, 2003, and $2.0 billion at December 31, 2002. Please refer to Note 10 in the “Notes to Consolidated Financial Statements” for additional information with respect to these subordinated notes.

BB&T’s subsidiary banks have several major sources of funding to meet their liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional certificates of deposit, availability to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, participation in the Treasury, Tax and Loan and Special Direct Investment programs with the Federal Reserve Board, availability to the overnight and term Federal funds markets, use of the Cayman branch facility, access to retail brokered certificates of deposit and a borrower in custody program with the Federal Reserve Board for availability to the discount window.

Management believes current sources of liquidity are adequate to meet BB&T’s current requirements and plans for continued growth. See Note 6 “Premises and Equipment”, Note 10 “Long-Term Debt” and Note 14 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

The following table presents, as of December 31, 2003, BB&T’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. Further discussion of the nature of each obligation is included in the “Notes to Consolidated Financial Statements.”

Table 20

Contractual Obligations and Other Commitments

December 31, 2003

	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(dollars in thousands)
Contractual Cash Obligations
Long-term debt	$10,805,585	$28,891	$272,401	$2,312,607	$8,191,686
Capital lease obligations	3,494	331	597	525	2,041
Operating leases	476,891	69,985	118,036	85,510	203,360
Commitments to fund low income housing developments	214,961	66,034	110,976	32,589	5,362
Time deposits	23,595,496	16,437,541	4,750,305	2,403,324	4,326

Total contractual cash obligations	$35,096,427	$16,602,782	$5,252,315	$4,834,555	$8,406,775

BB&T’s significant off-balance sheet arrangements include certain investments in low-income housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to its investments. At December 31, 2003, BB&T’s investments in such projects totaled $12.7 million. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. Outstanding commitments to fund low income housing investments totaled $215.0 million at December 31, 2003. BB&T’s risk exposure relating to such off-balance sheet arrangements is generally limited to the amount of investments and commitments made. Please refer to Note 1 in the “Notes to Consolidated Financial Statements” for further discussion of these investments in limited partnerships.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2003 do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in Notes 1 and 18 in the “Notes to Consolidated Financial Statements”.

In the normal course of business, BB&T is also a party to financial instruments to meet the financing needs of clients and to mitigate exposure to interest rate risk. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements. Further discussion of these commitments is included in Note 14 in the “Notes to Consolidated Financial Statements.”

BB&T’s significant commitments obligations are summarized in the accompanying table. Not all of the commitments presented in the table will be drawn upon, thus the actual cash requirements are likely to be significantly less than the amounts reported.

Table 21

Summary of Significant Commitments

December 31, 2003

(Dollars in thousands)

Lines of credit	$9,391,339
Commercial letters of credit	36,733
Standby letters of credit	1,564,187
Other commitments(1)	11,805,421

Total other commitments	$22,797,680

(1)	Other commitments include unfunded business loan commitments, unfunded overdraft protection on demand deposit accounts and other unfunded commitments to lend.

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

The capital of the subsidiaries is regularly monitored to determine if the levels that management believes are the most beneficial and efficient for their operations are maintained. Management intends to maintain capital at BB&T’s subsidiary banks at levels that will result in the banks being classified as “well-capitalized” for regulatory purposes. Further, it is management’s policy to maintain capital levels at the subsidiary banks that result in regulatory risk-based capital ratios that are in line with peers and target a Tier 1 leverage ratio of 7.0%. If the capital levels of the banking subsidiaries increase above these guidelines and target, excess capital may be transferred to the Parent Company, subject to regulatory and other operating considerations, in the form of special dividend payments.

As is the case with the subsidiary banks, management also regularly monitors the capital position of BB&T on a consolidated basis. In this regard, management’s policy is to maintain capital at levels that will result in BB&T being classified as “well-capitalized” for regulatory purposes. Further, it is management’s intention to maintain consolidated capital levels that result in regulatory risk-based capital ratios that are in line with peers and to maintain a Tier 1 leverage ratio in the range of 7.0% to 8.0%. Payments of cash dividends to BB&T’s shareholders, generally in the range of 30.0% to 40.0% of earnings and repurchases of common shares are the methods used to manage any excess capital generated. In addition, management closely monitors the Parent Company’s double leverage ratio (investments in subsidiaries as a percentage of stockholders’ equity) with the intention of maintaining the ratio below 125.0%. The active management of the subsidiaries’ equity capital, as described above, is the process utilized to manage this important driver of Parent Company liquidity and is a key element in the management of BB&T’s capital position.

Shareholders’ Equity

Shareholders’ equity totaled $9.9 billion at December 31, 2003, an increase of $2.5 billion, or 34.5%, from year-end 2002. During 2003, BB&T issued 93.0 million shares in connection with business combinations, the exercise of stock options and other stock-based incentive plans, which increased shareholders’ equity by $3.2 billion. Additionally, growth of $397.3 million in shareholders’ equity resulted from BB&T’s earnings retained after dividends to shareholders. This growth was partially offset by a decrease in unrealized holding gains on securities available for sale of $317.7 million during 2003, net of deferred income taxes, and by the repurchase of 21.5 million shares of common stock at a cost of $797.9 million. For additional information regarding BB&T’s share repurchase program refer to Note 11 in the “Notes to Consolidated Financial Statements” herein.

Capital Adequacy and Resources

Bank holding companies and their subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Risk-based capital ratios measure capital as a percentage of a combination of risk-weighted balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by Federal bank regulatory pronouncements.

Tier 1 capital is calculated as common shareholders’ equity, excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sales and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets, net of applicable deferred income taxes, and certain nonfinancial equity investments. Tier 1 capital is required to be at least 4% of risk-weighted assets, and total capital (the sum of Tier 1 capital, a qualifying portion of the allowance for loan and lease losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier 1 capital.

BB&T’s Tier 2 and total regulatory capital have included subordinated notes outstanding under BB&T’s Indenture Regarding Subordinated Securities, dated as of May 24, 1996. In December 2003, BB&T determined that certain provisions of the Subordinated Indenture did not comply with the Federal Reserve’s Tier 2 Capital guidelines. BB&T was instructed by the Federal Reserve staff to exclude approximately $1.4 billion of such notes from its calculation of Tier 2 capital and total regulatory capital for purposes of BB&T’s Federal Reserve filings beginning December 31, 2003. The exclusion of these notes from BB&T’s regulatory capital does not affect the rights of the note holders in any way and BB&T remains in full compliance with the terms of all notes outstanding under the Subordinated Indenture. On December 23, 2003, BB&T amended the Subordinated Indenture in a manner that made the provisions referred to above inapplicable to future issuances of subordinated debt. On December 23, 2003, BB&T issued $1.0 billion of subordinated notes under the amended Subordinated Indenture. As of December 31, 2003, BB&T’s consolidated Tier 2 capital included approximately $1.3 billion of subordinated debt issued by BB&T and Branch Bank.

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

Table 22

Capital—Components and Ratios

	December 31,
	2003	2002
	(Dollars in thousands)
Tier 1 capital	$6,166,160	$5,290,310
Tier 2 capital	2,045,514	2,450,738

Total regulatory capital	$8,211,674	$7,741,048

Risk-based capital ratios:
Tier 1 capital	9.4%	9.2%
Total regulatory capital	12.5	13.4
Tier 1 leverage ratio	7.2	6.9

Common Stock and Dividends

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of the Subsidiary Banks to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments. The Corporation’s policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. BB&T’s common dividend payout ratio, computed by dividing dividends paid per common share by basic earnings per common share, was 58.37% in 2003 as compared to 40.00% in 2002. BB&T’s annual cash dividends paid per common share increased 10.9% during 2003 to $1.22 per common share for the year, as compared to $1.10 per common share in 2002. This increase marked the 32nd consecutive year that the Corporation’s annual cash dividend paid to shareholders has been increased. A discussion of dividend restrictions is included in Note 15 “Regulatory Requirements and Other Restrictions” in the “Notes to Consolidated Financial Statements” and in the “Regulatory Considerations” section.

BB&T’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BBT”. BB&T’s common stock was held by approximately 274,000 shareholders at December 31, 2003 compared to 228,000 at December 31, 2002. The accompanying table, “Quarterly Summary of Market Prices and Dividends Paid on Common Stock,” sets forth the quarterly high and low trading prices and closing sales prices for BB&T’s common stock and the dividends paid per share of common stock for each of the last eight quarters.

Table 23

Quarterly Summary of Market Prices and Cash Dividends Paid on Common Stock

	2003				2002
	Sales Prices			Cash Dividends Paid	Sales Prices			Cash Dividends Paid
	High	Low	Last		High	Low	Last
Quarter Ended:
March 31	$38.80	$30.66	$31.43	$.29	$39.40	$34.06	$38.11	$.26
June 30	35.93	31.42	34.30	.29	39.47	36.32	38.60	.26
September 30	38.19	33.72	35.91	.32	38.68	31.46	35.04	.29
December 31	39.69	35.98	38.64	.32	38.39	31.03	36.99	.29

Year	$39.69	$30.66	$38.64	$1.22	$39.47	$31.03	$36.99	$1.10

Share Repurchase Activity

BB&T has periodically repurchased shares of its own common stock. Prior to the adoption of SFAS No. 141, substantially all repurchased shares were reissued in business combinations accounted for as purchases. During the years ended December 31, 2003, 2002 and 2001, BB&T repurchased 21.5 million shares, 21.8 million shares and 14.0 million shares of common stock, respectively. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

On August 26, 2003, BB&T’s Board of Directors granted authority for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors. The 2003 authorization was in addition to a plan approved by the Board of Directors in February 2002, which authorized the repurchase of up to 40 million shares of BB&T’s common stock. As of August 26, 2003, BB&T had repurchased 35.4 million shares pursuant to the February 2002 authorization. The August 26, 2003 authorization also ratified the repurchase of the 4.6 million shares remaining under the February 2002 authorization. As of December 31, 2003, all of the shares authorized in connection with the February 2002 authorization had been repurchased.

The following table presents all repurchases made by BB&T during the fourth quarter of 2003.

	2003
	Total Shares Repurchased	Average Price Paid Per Share	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
October	3,442,600	$37.50	3,442,600	51,154,400
November	4,457,100	39.09	4,457,100	46,697,300
December	—	—	—	46,697,300

Total	7,899,700	$38.40	7,899,700	46,697,300

Segment Results

BB&T’s operations are divided into seven reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Insurance Services, Investment Banking and Brokerage, Specialized Lending, and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 20 “Operating Segments”, in the “Notes to Consolidated Financial Statements” herein, for a full discussion of the segments, the internal accounting and reporting practices utilized to manage these segments and financial disclosures for these segments as required by SFAS No. 131. Fluctuations in noninterest income from external customers and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis. During 2003, BB&T refined the methodologies used to allocate corporate expenses to the segments as further discussed herein. Also, merger-related expenses in 2003, 2002 and 2001, the loss on early extinguishment of debt incurred in 2003 and a gain from the sale of an equity investment in an electronic transaction processing company during 2001, as previously discussed, are retained in the Corporate Office and are excluded from segment results as presented herein.

Banking Network

The Banking Network grew internally during 2003 as well as through mergers with Equitable and First Virginia. The total Banking Network was composed of 1,359 banking offices at the end of 2003, up from 1,122 banking offices at December 31, 2002. Net interest income for the Banking Network totaled $2.4 billion in 2003, an increase of $267.1 million, or 12.4%, compared to 2002. Net interest income for 2002 amounted to $2.2 billion, an increase of $137.1 million, or 6.8%, compared to 2001. The increase in net interest income in 2003 is composed of a 13.2% increase in net interest income from external customers and a 10.6% increase in the net credit generated by the internal funds transfer pricing (“FTP”) system. The increase in net intersegment interest income reflects additional FTP credits allocated to the segment because of deposit balances exceeding loan balances at the institutions acquired during 2003 and internal growth. The increase in net interest income from external customers was primarily the result of the acquisitions of Equitable and First Virginia.

The provision for loan and lease losses increased $9.7 million, or 4.5%, from 2002 to 2003. The increase was primarily due to added provisions as a result of the acquired institutions. The 2002 provision reflected a smaller increase of $1.8 million, or .9%, compared to 2001. This slight increase reflects the relatively stable levels of nonperforming assets as a percentage of total assets during 2002 compared with 2001.

Noninterest income produced from external customers in the Banking Network increased $117.4 million, or 20.0% during 2003, due primarily to growth in service charges on deposits and other nondeposit fees and commissions caused primarily by the acquisitions of Equitable and First Virginia, while noninterest income allocated from other segments increased $105.5 million, or 30.5%, due to intersegment revenue received as a result of substantially higher mortgage loan originations. Comparing 2002 to 2001, noninterest income from external customers increased $43.3 million, or 8.0%, and intersegment noninterest income increased $106.5 million, or 44.4%. Noninterest expenses incurred within the Banking Network increased $195.5 million, or 18.3%, in 2003 compared with 2002 because of increased employee related expenses and additional expenses resulting from acquired institutions, while corporate expenses allocated to the Banking Network decreased $82.9 million, or 14.3%, over the same time frame, because of a refinement in BB&T’s expense allocation methodologies during 2003 to allocate expenses based on loan and deposit volumes and total segment assets or full-time equivalent employees assigned to the segment, as applicable. The change resulted in a reduction in the amount of expenses allocated to certain segments. Comparing 2002 to 2001, noninterest expense incurred within the Banking Network increased $37.6 million, or 3.6%, and corporate expenses allocated to the Banking Network increased $74.9 million, or 14.9%.

The provision for income taxes allocated to the Banking Network increased $141.3 million, or 41.2%, because of a 30.0% increase in pretax income, as well as an increase in the effective tax rate compared to 2002. The 2002 provision for income taxes increased $39.8 million, or 13.1%, compared to 2001, also due to an increase in pretax income.

Total identifiable assets at December 31, 2003 for the Banking Network totaled $47.5 billion, an increase of $7.5 billion, or 18.8%, compared to 2002. Total identifiable assets at December 31, 2002 totaled $39.9 billion, an increase of $1.8 billion, or 4.7%, compared to 2001. These increases were largely due to acquisitions completed during the past two years.

Mortgage Banking

The low interest rate environment was the most significant factor in the substantial growth in BB&T’s Mortgage Banking segment during 2003 and 2002. BB&T’s mortgage originations totaled $19.4 billion for 2003, up 37.9% compared to 2002. In 2002, mortgage originations totaled $14.1 billion, an increase of 34.3% compared to 2001. BB&T’s residential mortgage servicing portfolio totaled $36.6 billion at year-end 2003 compared with $34.8 billion in 2002.

Net interest income for the Mortgage Banking segment totaled $383.6 million, up $74.5 million, or 24.1%, compared to 2002. Net interest income for 2002 amounted to $309.1 million, an increase of $150.1 million, or 94.4%, compared with 2001. These increases reflect the continued growth in mortgage originations as a result of historically low interest rates. The provision for loan and lease losses increased $3.6 million from 2002 to 2003. This increase resulted primarily from BB&T’s decision to retain, rather than sell, an additional $2.8 billion of mortgage loans during 2003 and, in so doing, BB&T recorded additional provision for loan losses related to these retained mortgage loans. The provision for loan and lease losses remained relatively stable during 2001 and 2002 reflecting the strong credit quality of the mortgage portfolio.

Noninterest income produced from external customers increased $118.4 million compared to 2002 due to a substantial decrease in the net provision for the valuation of mortgage servicing rights in 2003 compared with 2002. From 2001 to 2002, noninterest income from external customers decreased $24.4 million, or 35.2%, primarily as a result of additional provisions recorded to reduce the value of mortgage servicing rights in a declining interest rate environment. Noninterest expenses incurred within the Mortgage Banking segment increased $8.2 million, or 17.2%, primarily as a result of higher mortgage-related incentive compensation costs, while noninterest expenses allocated to Mortgage Banking decreased $17.9 million, or 60.5%. The decrease in expenses allocated to the Mortgage Banking segment during 2003 was due to the refinement of BB&T’s expense allocation methodologies as discussed above. Comparing 2002 and 2001, noninterest expenses incurred by the Mortgage Banking segment increased $23.2 million, or 93.3% due to higher mortgage loan incentive compensation, while allocated corporate expenses increased $3.1 million, or 11.9%.

The provision for income taxes allocated to the Mortgage Banking segment increased $68.7 million, or 89.2%, due to higher pretax income compared to 2002. For 2002, the provision for income taxes increased $22.9 million, or 42.4%, compared to 2001 also because of growth in pretax income.

Total identifiable assets for the Mortgage Banking segment were $12.2 billion at December 31, 2003, an increase of $1.5 billion, or 14.4%, from 2002. During 2002, total Mortgage Banking assets grew $1.7 billion, or 19.2%, from 2001. These increases were due to record mortgage origination volumes during the last two years.

Trust Services

Net interest income for the Trust Services segment totaled $23.0 million, a decrease of $4.4 million, or 16.2%, compared to 2002. This decrease is composed of a 35.5% decrease in net interest expense paid to external customers and a 24.4% decrease in the net credit for funds as calculated by BB&T’s internal FTP system. Net interest income in 2002, which totaled $27.5 million, was $15.1 million, or 122.1% greater than the income recorded in 2001. These changes were caused by the declining interest rate environment and the level of funds on deposit generated by trust activities during the past two years.

Noninterest income from external customers totaled $116.0 million, an increase of $18.1 million, or 18.5% during 2003. Noninterest income from external customers amounted to $97.9 million in 2002, an increase of $5.7 million, or 6.2%, compared to 2001. The revenue increase in 2003 was primarily due to the acquisition of First Virginia and increases in mutual fund and estate management revenues. Noninterest expenses incurred by Trust Services increased $10.9 million, or 13.6%, while corporate expenses allocated to Trust Services decreased $.3 million, or 3.4%. For 2002, noninterest expense incurred by Trust Services increased $19.8 million, or 33.0%, while corporate expenses allocated to the Trust Services segment increased $5.4 million.

The provision for income taxes allocated to Trust Services increased $1.8 million, or 17.0%, due to higher pretax income and a slightly higher effective tax rate compared to 2002. Comparing 2002 and 2001, the provision for income taxes decreased $1.0 million, or 9.1%, due to a decrease in pretax income compared to 2001. Total identifiable segment assets for Trust Services increased 6.3% to a total of $83.6 million at December 31, 2003, compared to 2002, and increased 25.4% from 2001 to 2002, primarily due to acquisitions of financial institutions during 2003 and 2002.

Insurance Services

Noninterest income produced from external customers by the Insurance Services segment totaled $373.0 million during 2003, an increase of $84.3 million, or 29.2%, compared to 2002. During 2002, noninterest income from external customers amounted to $288.7 million, an increase of $118.7 million, or 69.8%, compared to 2001. Internal growth combined with the expansion of BB&T’s insurance agency network and insurance brokerage operations through acquisitions during the last two years were primarily responsible for this strong growth. For 2003, noninterest expenses incurred within the Insurance Services segment increased $56.8 million, or 25.7% from 2002, while corporate expenses allocated to the segment in 2003 declined $8.8 million, or 37.0%. For 2002, noninterest expenses incurred within Insurance Services increased $97.7 million, or 79.2% from 2001, while allocated corporate expenses increased $19.5 million from 2001. The increase in noninterest expenses within the Insurance Services segment principally resulted from the continued expansion of the BB&T insurance agency network.

The provision for income taxes allocated to Insurance Services increased $13.5 million, or 74.4%, in 2003 compared to 2002 and $1.1 million, or 6.3%, in 2002 compared to 2001, consistent with the growth in pretax income during the past two years. Total identifiable segment assets for Insurance Services increased 26.8% to a total of $699.7 million in 2003 primarily due to the acquisition of insurance agencies. During 2002, total identifiable segment assets more than tripled to $551.7 million primarily due to the acquisition of CRC Insurance Services, which was the 4th largest wholesale insurance broker in the country at the time of the acquisition.

Specialized Lending

BB&T’s Specialized Lending segment continued to expand during 2003 compared to 2002 and 2001. Net interest income from external customers totaled $224.7 million, up $38.8 million, or 20.9%, compared to 2002. Net interest income from external customers in 2002 amounted to $185.9 million, an increase of $42.9 million, or 30.0%, compared with 2001. These increases were caused by internal growth and broader diversification among the specialty finance alternatives offered to clients by the business units comprising the Specialized Lending segment. In addition, as a result of the declining interest rate environment during 2002 and 2003, the net interest margin for this segment widened, which further contributed to the increase in net interest income.

The provision for loan and lease losses totaled $87.7 million in 2003, an increase of $24.8 million, or 39.4%, from 2002. The provision for loan and lease losses amounted to $62.9 million for 2002, an increase of $20.1 million, or 46.9%, compared to 2001. Due to the generally higher credit risk profiles of the clients of Specialized Lending, loss rates are expected to be higher than conventional bank lending. Loss rates are also affected by shifts in the portfolio mix of the underlying subsidiaries. As a result of the prolonged economic slowdown during the past three years and loan growth in this segment, BB&T increased the provision for loan and leases losses allocated to Specialized Lending.

Noninterest income produced from external customers totaled $54.7 million in 2003, a decrease $3.4 million, or 5.8% compared to 2002, which reflected an increase of $6.0 million, or 11.6%, from 2001. The 2003 decrease was primarily due to changes in the mix of product offerings and associated fees. For 2003, noninterest expenses incurred within the Specialized Lending segment increased $8.3 million, or 7.7% compared to 2002, while allocated corporate expenses decreased $3.4 million, or 26.4% from 2002 to 2003. Comparing 2002 and 2001, noninterest expenses incurred within the Specialized Lending segment increased $3.4 million, or 3.2%, and allocated corporate expenses increased $10.4 million. The increases in noninterest expenses incurred within the Specialized Lending segment primarily resulted from increased performance compensation commissions and personnel expenses.

The provision for income taxes allocated to the Specialized Lending segment decreased by $1.1 million, or 5.1%, due to lower effective tax rate in 2003. For 2002, the provision for income taxes increased $5.4 million, or 34.1%, compared to 2001 due to higher pretax income.

Total identifiable assets for the Specialized Lending segment totaled $2.1 billion, an increase of $301.8 million, or 17.0%, from 2002. At December 31, 2002, Specialized Lending assets totaled $1.8 billion, an increase of $365.5 million, or 25.8%, compared to 2001, due to internal growth and branch expansion during the last two years.

Investment Banking and Brokerage

Net interest income for the Investment Banking and Brokerage segment totaled $6.7 million, a decrease of $.7 million compared to 2002. Net interest income in 2002 amounted to $7.5 million, a decrease of $1.3 million compared to 2001 due to the decline in interest rates over the last three years. Noninterest income produced from external customers during 2003 totaled $252.9 million, an increase of $37.1 million, or 17.2% compared to 2002. For 2002, noninterest income from external customers amounted to $215.7 million, an increase of $34.8 million, or 19.2% compared to 2001. These increases primarily resulted from higher fixed income securities underwriting fees, retail brokerage fees and investment banking income. Noninterest expenses incurred within the Investment Banking and Brokerage segment totaled $215.9 million in 2003, an increase of $24.3 million, primarily as a result of higher incentive compensation, while allocated corporate expenses decreased $5.8 million because of the refinement in BB&T’s expense allocation methodologies during 2003. Comparing 2002 and 2001, noninterest expenses incurred by the Investment Banking and Brokerage segment increased $10.9 million, and allocated corporate expenses increased $13.2 million.

The provision for income taxes allocated to Investment Banking and Brokerage increased $6.9 million during 2003 compared to 2002, which in turn was $3.9 million higher than 2001. These increases were due to higher pretax income in both 2003 and 2002. Total identifiable assets for the Investment Banking and Brokerage segment decreased slightly to a total of $947.5 million. For 2002, total identifiable segment assets increased $280.7 million.

Treasury

Net interest income for the Treasury segment totaled $267.1 million in 2003, an increase of $45.0 million, or 20.2%, compared to 2002. For 2002, net interest income amounted to $222.1 million, a decrease of $52.2 million or 19.0% compared with 2001. These fluctuations were principally due to the declining interest rate environment and its effect on the rates of return on securities held by the Treasury segment. Noninterest income produced from external customers decreased $41.9 million during 2003, primarily due to lower gains on sales of securities realized compared to 2002. For 2002, noninterest income from external customers increased $201.6 million principally due to gains on sales of securities which economically offset writedowns in the carrying value of BB&T’s capitalized mortgage servicing rights. Noninterest expenses incurred within the Treasury segment increased $.9 million, or 6.2%, while allocated corporate expenses decreased $.7 million. For 2002, noninterest expenses within the Treasury segment increased $7.4 million, and allocated corporate expenses decreased $.3 million.

The provision for income taxes allocated to the Treasury segment decreased $6.9 million due to a slightly lower effective tax rate compared to 2002. In 2002, the provision for income taxes increased $45.5 million, consistent with an increase in pretax income. Total identifiable assets for the Treasury segment decreased $185.2 million, or .9% during 2003 to a total of $20.3 billion. For 2002, total identifiable segment assets for the Treasury segment increased $4.3 billion, or 26.4%.

Fourth Quarter Results

Net income for the fourth quarter of 2003 was $305.0 million, compared to $337.3 million for the comparable period of 2002. On a per share basis, diluted net income for the fourth quarter of 2003 was $.55 compared to $.70 for the same period a year ago. Annualized returns on average assets and average shareholders’ equity were 1.34% and 11.98%, respectively, for the fourth quarter of 2003, compared to 1.71% and 17.97%, respectively, for the fourth quarter of 2002.

Net interest income amounted to $879.9 million for the fourth quarter of 2003, an increase of 24.3% compared to $708.1 million for the same period of 2002. Noninterest income totaled $471.0 million for the fourth quarter of 2003, up 3.2% from $456.6 million earned during the fourth quarter of 2002. BB&T’s noninterest expense for the fourth quarter of 2003 totaled $734.1 million, up 18.5% from the $619.6 million recorded in the fourth quarter of 2002.

Due to a decrease in the level of charge-offs and nonperforming assets and a loan portfolio with a lower risk profile following the acquisition of First Virginia, the fourth quarter 2003 provision for loan and lease losses decreased 30.9% to $58.5 million, compared to $84.7 million for the fourth quarter of 2002.

The fourth quarter 2003 provision for income taxes totaled $253.3 million compared to $123.2 million for the fourth quarter of 2002, an increase of 105.6%.

The accompanying table, “Quarterly Financial Summary—Unaudited,” presents condensed information relating to quarterly periods in the years ended December 31, 2003 and 2002.

Table 24

Quarterly Financial Summary—Unaudited

	2003				2002
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Consolidated Summary of Operations:
Net interest income	$879,949	$806,458	$703,420	$692,178	$708,071	$702,092	$690,031	$647,266
Provision for loan and lease losses	58,500	65,000	61,500	63,000	84,700	64,000	58,500	56,500
Securities (losses) gains, net	(7,529)	(29,127)	109,500	34,234	1,508	135,519	19,666	13,407
Other noninterest income	478,544	541,230	351,596	410,687	455,113	257,840	365,198	353,924
Noninterest expense	734,136	1,116,966	650,920	604,088	619,566	577,173	557,584	531,135
Provision for income taxes	253,301	20,704	135,859	142,263	123,171	126,121	130,859	117,317

Net income	$305,027	$115,891	$316,237	$327,748	$337,255	$328,157	$327,952	$309,645

Basic earnings per share	$.56	$.21	$.67	$.70	$.71	$.69	$.69	$.67

Diluted net income per share	$.55	$.21	$.67	$.69	$.70	$.68	$.68	$.66

Selected Average Balances:
Assets	$90,116,726	$90,845,816	$81,012,962	$79,154,304	$78,428,911	$77,571,231	$75,538,200	$71,481,754
Securities, at amortized cost	16,937,451	17,423,216	17,432,923	16,428,321	16,103,478	17,574,918	17,593,605	16,481,523
Loans and leases (1)	61,691,059	61,519,643	54,380,475	53,709,137	53,606,266	51,628,276	50,265,837	47,833,312
Total earning assets	79,219,029	79,576,603	72,328,277	70,589,468	70,198,735	69,659,668	68,214,187	64,770,455
Deposits	61,268,006	61,889,773	52,861,339	51,613,112	50,798,562	50,553,087	49,350,903	45,698,065
Short-term borrowed funds	6,006,630	5,763,994	4,744,761	4,019,301	4,626,091	5,245,126	5,788,023	5,930,643
Long-term debt	9,936,570	10,205,592	13,173,214	13,582,346	13,344,191	12,313,297	11,287,626	11,572,300
Total interest-bearing liabilities	66,243,726	66,835,963	62,452,487	61,527,349	61,015,807	60,728,200	59,268,830	56,702,333
Shareholders’ equity	10,099,916	10,215,142	7,745,395	7,477,149	7,444,431	7,370,304	7,156,600	6,469,084

(1)	Loans and leases are net of unearned income and include loans held for sale.

SIX YEAR FINANCIAL SUMMARY AND SELECTED RATIOS

(Dollars in thousands, except per share data)

	As of / For the Years Ended December 31,						Five Year Compound Growth Rate
	2003	2002	2001	2000	1999	1998
Summary of Operations
Interest income	$4,354,792	$4,434,044	$4,848,615	$4,878,409	$4,233,162	$3,936,661	2.0%
Interest expense	1,272,787	1,686,584	2,414,936	2,563,912	2,038,453	1,928,441	(8.0)

Net interest income	3,082,005	2,747,460	2,433,679	2,314,497	2,194,709	2,008,220	8.9
Provision for loan and lease losses	248,000	263,700	224,318	147,187	126,559	126,269	14.5

Net interest income after provision for loan and lease losses	2,834,005	2,483,760	2,209,361	2,167,310	2,068,150	1,881,951	8.5
Noninterest income	1,889,135	1,592,395	1,334,307	828,020	928,516	740,352	20.6
Noninterest expense	3,106,110	2,285,458	2,183,240	1,982,324	1,840,756	1,557,485	14.8

Income before income taxes and cumulative effect of change in accounting principle	1,617,030	1,790,697	1,360,428	1,013,006	1,155,910	1,064,818	8.7
Provision for income taxes	552,127	497,468	386,790	314,518	377,185	343,854	9.9

Income before cumulative effect of change in accounting principle	1,064,903	1,293,229	973,638	698,488	778,725	720,964	8.1
Add: cumulative effect of change in accounting principle	—	9,780	—	—	—	—	NM

Net income	$1,064,903	$1,303,009	$973,638	$698,488	$778,725	$720,964	8.1

Per Common Share
Average shares outstanding (000’s):
Basic	509,851	473,304	453,188	450,789	447,569	442,423	2.9
Diluted	514,082	478,793	459,269	456,214	454,771	451,001	2.7
Basic earnings per share
Income before cumulative effect of change in accounting principle	$2.09	$2.73	$2.15	$1.55	$1.74	$1.63	5.1
Cumulative effect of change in accounting principle	—	.02	—	—	—	—	NM

Net income	$2.09	$2.75	$2.15	$1.55	$1.74	$1.63	5.1

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$2.07	$2.70	$2.12	$1.53	$1.71	$1.60	5.3
Cumulative effect of change in accounting principle	—	.02	—	—	—	—	NM

Net income	$2.07	$2.72	$2.12	$1.53	$1.71	$1.60	5.3

Cash dividends paid	$1.22	$1.10	$.98	$.86	$.75	$.66	13.1

Book value per share	$18.33	$15.70	$13.50	$11.96	$10.30	$10.33	12.2

NM-Not meaningful.

SIX YEAR FINANCIAL SUMMARY AND SELECTED RATIOS—Continued

(Dollars in thousands, except per share data)

	As of / For the Years Ended December 31,						Five Year Compound Growth Rate
	2003	2002	2001	2000	1999	1998
Average Balances
Securities, at amortized cost	$17,057,880	$16,939,089	$15,886,732	$15,241,243	$14,820,477	$12,936,731	5.7
Loans and leases (1)	57,857,069	50,851,417	46,587,780	41,933,641	37,819,870	34,216,258	11.1
Other assets	10,412,779	7,988,527	6,348,517	4,638,531	4,410,712	4,137,790	20.3

Total assets	$85,327,728	$75,779,033	$68,823,029	$61,813,415	$57,051,059	$51,290,779	10.7

Deposits	$56,948,158	$49,118,108	$44,241,881	$41,415,940	$38,741,240	$35,977,426	9.6
Long-term debt	11,710,281	12,134,712	11,030,312	7,705,449	6,207,966	4,694,418	20.1
Other liabilities	7,774,057	7,412,723	7,748,647	7,780,591	7,469,542	6,300,849	4.3
Common shareholders’ equity	8,895,232	7,113,490	5,802,189	4,911,435	4,632,311	4,318,086	15.6

Total liabilities and shareholders’ equity	$85,327,728	$75,779,033	$68,823,029	$61,813,415	$57,051,059	$51,290,779	10.7

Period End Balances
Total assets	$90,466,613	$80,216,816	$70,869,945	$66,552,823	$59,380,433	$54,373,105	10.7
Deposits	59,349,785	51,280,016	44,733,275	43,877,319	39,319,012	38,204,833	9.2
Long-term debt	10,807,700	13,587,841	11,721,076	8,646,018	6,222,561	5,561,216	14.2
Shareholders’ equity	9,934,731	7,387,914	6,150,209	5,419,809	4,640,189	4,621,543	16.5
Selected Ratios
Rate of return on:
Average total assets	1.25%	1.72%	1.41%	1.13%	1.36%	1.41%
Average common shareholders’ equity	11.97	18.32	16.78	14.22	16.81	16.70
Dividend payout	58.37	40.00	45.58	55.48	43.10	40.49
Average equity to average assets	10.42	9.39	8.43	7.95	8.12	8.42

(1)	Loans and leases are net of unearned income and include loans held for sale.

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

The Audit Committee of BB&T’s Board of Directors, composed solely of outside directors, meets regularly with BB&T’s management, internal auditors and independent auditors to review matters relating to financial reporting, internal control structure and the nature, extent and results of the audit effort. The independent auditors and the internal auditors have access to the Audit Committee with or without management present.

The financial statements as of and for the period ended December 31, 2003 have been audited by PricewaterhouseCoopers LLP, independent auditors, who render an independent opinion on management’s financial statements. Their appointment was recommended by the Audit Committee, approved by the Board of Directors and ratified by the shareholders. Their examination provides an objective assessment of the degree to which BB&T’s management meets its responsibility for financial reporting. Their opinion on the financial statements is based on auditing procedures, which include considering the internal control structure to determine the nature, timing and extent of audit procedures and performing selected tests of transactions and records as they deem appropriate. These auditing procedures are designed to provide a reasonable level of assurance that the financial statements are fairly presented in all material respects.

JOHN A. ALLISON	SCOTT E. REED	EDWARD D. VEST
John A. Allison	Scott E. Reed	Edward D. Vest
Chairman and Chief Executive Officer	Chief Financial Officer	Corporate Controller

Report of Independent Auditors

To the Board of Directors and Shareholders of BB&T Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders’ equity, and of cash flows present fairly, in all material respects, the financial position of BB&T Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of BB&T Corporation as of and for the year ended December 31, 2001, prior to the revisions described in Note 7 and Note 20, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated January 28, 2002.

As discussed in Note 1 to the consolidated financial statements, upon adoption of new accounting pronouncements effective during 2002 the Company changed its method of accounting for goodwill and intangible assets, and its method of accounting for loan commitments to be accounted for as derivatives.

As discussed above, the financial statements of BB&T Corporation as of December 31, 2001, and for the year then ended, were audited by other independent accountants who have ceased operations. As described in Note 7 and Note 20, respectively, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002, and Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9, which was adopted by the Company as of October 1, 2002; and revised to reflect the current composition of the Company’s reportable segments under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. We audited the transitional disclosures described in Note 7 and the adjustments that were applied to the segment disclosures in Note 7 and Note 20. In our opinion, the transitional disclosures for 2001 in Note 7 and the adjustments that were applied to the segment disclosures in Note 7 and Note 20 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/    PRICEWATERHOUSECOOPERS LLP

Greensboro, North Carolina

February 4, 2004

The following report is a copy of a report previously issued by Arthur Andersen LLP (Arthur Andersen). This report has not been reissued by Arthur Andersen and Arthur Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K) into any of the Company’s registration statements.

As discussed in Note 7 and Note 20, respectively, the Company has revised its financial statements for the years ended December 31, 2001 and 2000 to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets, and Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9; and to reflect the current composition of the Company’s reportable segments under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Arthur Andersen report does not extend to these changes. The revisions to the 2001 and 2000 financial statements related to these transitional disclosures and the adjustments that were applied to the segment disclosures were reported on by PricewaterhouseCoopers LLP, as stated in their report appearing herein.

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

ARTHUR ANDERSEN LLP

Charlotte, North Carolina

January 28, 2002

* The 2000 and 1999 consolidated financial statements and the 2001 Consolidated Balance Sheet are not required to be presented in the 2003 Annual Report on Form 10-K.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(Dollars in thousands, except per share data)

	2003	2002
Assets
Cash and due from banks	$2,217,961	$1,929,650
Interest-bearing deposits with banks	271,157	148,122
Federal funds sold and securities purchased under resale agreements or similar arrangements	332,849	294,448
Trading securities at fair value	693,819	148,488
Securities available for sale at fair value	15,562,954	17,599,477
Securities held to maturity at amortized cost (fair value: $60,125 at December 31, 2003 and $55,512 at December 31, 2002)	60,122	55,523
Loans held for sale	725,459	2,377,707
Loans and leases, net of unearned income	61,579,927	51,140,306
Allowance for loan and lease losses	(784,937)	(723,685)

Loans and leases, net	60,794,990	50,416,621

Premises and equipment, net of accumulated depreciation	1,201,342	1,072,101
Goodwill	3,616,526	1,723,379
Core deposit and other intangible assets	401,944	148,824
Other assets	4,587,490	4,302,476

Total assets	$90,466,613	$80,216,816

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$11,098,251	$7,864,338
Savings and interest checking	4,307,069	3,071,551
Money rate savings	20,348,969	17,188,942
Certificates of deposit and other time deposits	23,595,496	23,155,185

Total deposits	59,349,785	51,280,016

Short-term borrowed funds	7,334,900	5,396,959
Long-term debt	10,807,700	13,587,841
Accounts payable and other liabilities	3,039,497	2,564,086

Total liabilities	80,531,882	72,828,902

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or outstanding at December 31, 2003 or at December 31, 2002	—	—
Common stock, $5 par, 1,000,000,000 shares authorized; 541,942,987 issued and outstanding at December 31, 2003 and 470,452,260 issued and outstanding at December 31, 2002	2,709,715	2,352,261
Additional paid-in capital	2,893,812	793,123
Retained earnings	4,309,635	3,912,320
Unvested restricted stock	(310)	(499)
Accumulated other comprehensive income, net of deferred income taxes of $13,010 at December 31, 2003 and $208,008 at December 31, 2002	21,879	330,709

Total shareholders’ equity	9,934,731	7,387,914

Total liabilities and shareholders’ equity	$90,466,613	$80,216,816

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share data)

	2003	2002	2001
Interest Income
Interest and fees on loans and leases	$3,591,402	$3,468,386	$3,806,924
Interest and dividends on securities:
Taxable interest income	682,479	850,467	894,077
Tax-exempt interest income	35,930	40,121	47,164
Dividends	37,322	67,222	83,265
Interest on short-term investments	7,659	7,848	17,185

Total interest income	4,354,792	4,434,044	4,848,615

Interest Expense
Interest on deposits	755,677	1,003,058	1,566,269
Interest on short-term borrowed funds	58,842	95,823	238,315
Interest on long-term debt	458,268	587,703	610,352

Total interest expense	1,272,787	1,686,584	2,414,936

Net Interest Income	3,082,005	2,747,460	2,433,679
Provision for loan and lease losses	248,000	263,700	224,318

Net Interest Income After Provision for Loan and Lease Losses	2,834,005	2,483,760	2,209,361

Noninterest Income
Service charges on deposits	437,524	402,476	349,522
Mortgage banking income	198,510	72,749	102,904
Trust income	113,227	94,463	90,898
Investment banking and brokerage fees and commissions	245,361	210,586	175,296
Insurance commissions	395,820	313,436	190,446
Bankcard fees and merchant discounts	83,927	66,848	60,859
Other nondeposit fees and commissions	180,045	141,654	126,638
Securities gains (losses), net	107,078	170,100	122,126
Income from bank-owned life insurance	98,700	88,613	65,872
Other income	28,943	31,470	49,746

Total noninterest income	1,889,135	1,592,395	1,334,307

Noninterest Expense
Personnel expense	1,507,336	1,297,847	1,126,858
Occupancy and equipment expense	371,167	341,072	303,386
Amortization of intangibles	55,650	20,885	72,693
Professional services	70,518	73,496	59,255
Merger-related and restructuring charges	89,775	39,280	198,988
Loss on early extinguishment of debt	384,898	—	—
Loan processing expenses	78,887	64,225	52,007
Other expenses	547,879	448,653	370,053

Total noninterest expense	3,106,110	2,285,458	2,183,240

Earnings
Income before income taxes and cumulative effect of change in accounting principle	1,617,030	1,790,697	1,360,428
Provision for income taxes	552,127	497,468	386,790

Income before cumulative effect of change in accounting principle	1,064,903	1,293,229	973,638
Cumulative effect of change in accounting principle	—	9,780	—

Net income	$1,064,903	$1,303,009	$973,638

Per Common Share
Basic Earnings:
Income before cumulative effect of change in accounting principle	$2.09	$2.73	$2.15
Cumulative effect of change in accounting principle	—	0.02	—

Net income	$2.09	$2.75	$2.15

Diluted Earnings:
Income before cumulative effect of change in accounting principle	$2.07	$2.70	$2.12
Cumulative effect of change in accounting principle	—	0.02	—

Net income	$2.07	$2.72	$2.12

Cash dividends paid	$1.22	$1.10	$0.98

Average Shares Outstanding
Basic	509,850,763	473,303,770	453,188,403

Diluted	514,082,392	478,792,558	459,269,330

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings and Other (1)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance, December 31, 2000	453,307,379	$2,266,537	$423,404	$2,625,571	$104,297	$5,419,809
Add (Deduct):
Comprehensive income:
Net income	—	—	—	973,638	—	973,638
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $100,760	—	—	—	—	258,360	258,360
Less: reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $47,663	—	—	—	—	(74,550)	(74,550)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	183,810	183,810
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $12,586	—	—	—	—	19,292	19,292

Total comprehensive income	—	—	—	973,638	203,102	1,176,740

Common stock issued:
In purchase acquisitions	12,682,132	63,411	370,101	—	—	433,512
In connection with stock option exercises and other employee benefits, net of cancellations	3,699,749	18,499	42,278	—	—	60,777
Redemption of common stock	(14,006,700)	(70,034)	(440,271)	—	—	(510,305)
Cash dividends declared on common stock	—	—	—	(457,780)	—	(457,780)
Other, net	—	—	23,053	4,403	—	27,456

Balance, December 31, 2001	455,682,560	2,278,413	418,565	3,145,832	307,399	6,150,209

Add (Deduct):
Comprehensive income:
Net income	—	—	—	1,303,009	—	1,303,009
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $56,473	—	—	—	—	144,803	144,803
Less: reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $66,339	—	—	—	—	(103,761)	(103,761)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	41,042	41,042
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $(11,570)	—	—	—	—	(17,732)	(17,732)

Total comprehensive income	—	—	—	1,303,009	23,310	1,326,319

Common stock issued:
In purchase acquisitions	33,249,184	166,245	1,006,304	—	—	1,172,549
In connection with stock option exercises and other employee benefits, net of cancellations	3,331,716	16,659	43,419	—	—	60,078
Redemption of common stock	(21,811,200)	(109,056)	(691,611)	—	—	(800,667)
Cash dividends declared on common stock	—	—	—	(539,190)	—	(539,190)
Other, net	—	—	16,446	2,170	—	18,616

Balance, December 31, 2002	470,452,260	2,352,261	793,123	3,911,821	330,709	7,387,914

Add (Deduct):
Comprehensive income:
Net income	—	—	—	1,064,903	—	1,064,903
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $159,080	—	—	—	—	(252,381)	(252,381)
Less: reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $41,760	—	—	—	-—	(65,318)	(65,318)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	(317,699)	(317,699)
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $5,788	—	—	—	—	8,869	8,869

Total comprehensive income	—	—	—	1,064,903	(308,830)	756,073

Common stock issued:
In purchase acquisitions	90,208,500	451,043	2,742,748	—	—	3,193,791
In connection with stock option exercises and other employee benefits, net of cancellations	2,773,727	13,869	35,396	—	—	49,265
Redemption of common stock	(21,491,500)	(107,458)	(690,453)	—	—	(797,911)
Cash dividends declared on common stock	—	—	—	(667,588)	—	(667,588)
Other, net	—	—	12,998	189	—	13,187

Balance, December 31, 2003	541,942,987	$2,709,715	$2,893,812	$4,309,325	$21,879	$9,934,731

(1)	Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$1,064,903	$1,303,009	$973,638
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	248,000	263,700	224,318
Depreciation of premises and equipment	151,947	143,960	122,190
Amortization of intangibles	55,650	20,885	72,693
Adjustment or accretion of negative goodwill	—	(9,780)	(4,484)
Amortization of unearned stock compensation	189	2,052	4,402
Discount accretion and premium amortization on securities, net	34,540	5,030	(7,432)
Net decrease (increase) in trading account securities	(13,138)	(50,813)	(956)
Loss (gain) on sales of securities, net	(107,078)	(170,100)	(122,126)
Loss (gain) on sales of loans held for sale	(223,048)	(146,092)	(75,040)
Loss (gain) on disposals of premises and equipment, net	10,134	(6,604)	9,973
Proceeds from sales of loans held for sale	13,323,429	10,965,120	8,707,395
Purchases of loans held for sale	(2,600,955)	(2,079,875)	(2,135,494)
Origination of loans held for sale, net of principal collected	(8,847,178)	(9,209,444)	(7,498,033)
Tax benefit from exercise of stock options	12,998	16,446	19,612
Decrease (increase) in:
Accrued interest receivable	32,266	57,031	44,410
Other assets	228,721	(825,472)	(426,854)
Increase (decrease) in:
Accrued interest payable	(42,976)	(5,356)	(56,411)
Accounts payable and other liabilities	473,434	560,493	242,113
Other, net	4,858	(17,732)	9

Net cash provided by operating activities	3,806,696	816,458	93,923

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	12,344,360	3,570,905	2,969,929
Proceeds from maturities, calls and paydowns of securities available for sale	5,415,647	5,347,939	1,895,041
Purchases of securities available for sale	(12,825,159)	(9,097,256)	(4,805,145)
Proceeds from maturities, calls and paydowns of securities held to maturity	55,410	10	1,100
Purchases of securities held to maturity	(60,009)	(15,037)	(6,757)
Leases made to customers	(122,994)	(177,732)	(140,681)
Principal collected on leases	137,205	149,148	107,394
Loan originations, net of principal collected	(4,107,666)	(1,354,857)	(641,512)
Purchases of loans	(173,193)	(234,406)	(219,076)
Net cash acquired in business combinations accounted for under the purchase method	914,646	827,682	140,730
Purchases and originations of mortgage servicing rights	(207,716)	(203,376)	(228,753)
Proceeds from disposals of premises and equipment	22,499	33,199	10,214
Purchases of premises and equipment	(213,225)	(183,961)	(189,964)
Proceeds from sales of foreclosed property	56,352	46,475	44,231
Proceeds from sales of other real estate held for development or sale	33,861	12,769	7,425
Other, net	1,359	—	4,033

Net cash provided by (used in) investing activities	1,271,377	(1,278,498)	(1,051,791)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(1,656,233)	2,290,333	(390,141)
Net increase (decrease) in short-term borrowed funds	1,239,643	(1,984,723)	(662,406)
Proceeds from issuance of long-term debt	4,200,741	2,953,291	3,742,059
Repayments of long-term debt	(7,036,070)	(1,394,400)	(722,332)
Net proceeds from common stock issued	49,182	60,078	61,359
Redemption of common stock	(797,911)	(800,667)	(510,305)
Cash dividends paid on common stock	(628,118)	(521,878)	(433,570)
Other, net	440	—	(1,197)

Net cash provided by (used in) financing activities	(4,628,326)	602,034	1,083,467

Net Increase (Decrease) in Cash and Cash Equivalents	449,747	139,994	125,599
Cash and Cash Equivalents at Beginning of Year	2,372,220	2,232,226	2,106,627

Cash and Cash Equivalents at End of Year	$2,821,967	$2,372,220	$2,232,226

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,332,108	$1,686,880	$2,383,951
Income taxes	107,318	235,124	147,984
Noncash investing and financing activities:
Transfer of securities from held to maturity to available for sale	—	—	587,263
Transfer of securities available for sale to trading securities	532,193	—	—
Transfer of loans to foreclosed property	88,319	66,634	46,064
Transfer of fixed assets to other real estate owned	45,344	17,780	9,465
Transfer of other real estate owned to fixed assets	33	242	182
Securitization of mortgage loans	—	—	377,429
Common stock issued in purchase accounting transactions	3,193,791	1,172,549	433,512

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

NOTE 1.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority-owned by BB&T or over which BB&T otherwise exercises control. In consolidation, all significant intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in transactions accounted for as purchases are included only from the dates of acquisition. All material wholly owned and majority-owned subsidiaries are consolidated unless control is temporary, does not rest with BB&T or deconsolidation is required by generally accepted accounting principles. The Company has investments in certain entities for which BB&T does not have a controlling interest. For these investments, the Company records its interest using the equity method with its portion of income or loss being recorded in other noninterest income on the Consolidated Statements of Income. The Company periodically evaluates these investments for impairment.

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to presentations for 2003. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Nature of Operations

BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its Subsidiary Banks, which have branches in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana and Washington, D.C. BB&T’s Subsidiary Banks provide a wide range of banking services to individuals and businesses and offer a variety of loans to businesses and consumers, including mortgage loans. BB&T’s loans are primarily to individuals residing in the market areas described above or to businesses located in this geographic area. BB&T’s Subsidiary Banks also market a wide range of deposit services to individuals and businesses. BB&T’s Subsidiary Banks either directly, or through their subsidiaries, offer lease financing to businesses and municipal governments; discount brokerage services and annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis; insurance premium financing; arranging permanent financing for commercial real estate and providing loan servicing for third party investors; direct consumer finance loans to individuals; payroll processing; and asset management. The direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, and capital markets services.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, valuation of mortgage servicing rights, valuation of goodwill, intangible assets and other purchase accounting related adjustments, benefit plan obligations and expenses, and tax assets and liabilities.

Business Combinations

Following the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” BB&T has accounted for all business combinations using the purchase method of accounting as required by the Statement. Under this method of accounting, the accounts of an acquired institution are included with the acquirer’s accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired (including identifiable intangibles) capitalized as goodwill. BB&T typically provides an allocation period to identify and determine the fair values of the assets acquired and liabilities assumed in business combinations accounted for as purchases. Management currently does not anticipate any material adjustments to the assigned values of the assets and liabilities of acquired companies.

To consummate an acquisition, BB&T typically issues common stock and / or pays cash, depending on the terms of the merger agreement, in exchange for all of the outstanding shares of acquired entities. The value of common shares issued in connection with purchase business combinations is determined based on the market price of the securities issued over a reasonable period of time, not to exceed three days before and three days after the measurement date.

For acquisitions in years prior to 2002 accounted for as poolings of interests, the 2001 and prior financial information contained herein has been restated to include the accounts of the merged institutions.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, Federal funds sold and securities purchased under resale agreements or similar arrangements. Cash and cash equivalents have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value.

Securities

BB&T classifies investment securities as held to maturity, available for sale or trading at date of purchase. Debt securities acquired with both the intent and ability to be held to maturity are classified as held to maturity and reported at amortized cost.

Debt securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions, are classified as available for sale. In addition, all investments in equity securities are classified as available for sale. Equity securities are primarily comprised of stock issued by the FHLB of Atlanta, which are carried at cost. All other securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as accumulated other comprehensive income, net of deferred income taxes, in the shareholders’ equity section of the consolidated balance sheets. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in noninterest income. Premiums and discounts associated with securities are accreted or amortized using the interest method.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2003, BB&T transferred $532.2 million of securities available for sale to the trading portfolio and recognized gross losses totaling $19.1 million upon transfer. The transfer was made pursuant to a change in management’s intent with respect to these securities, including more frequent trading activity as part of an economic risk management strategy related to mortgage servicing rights.

During 2001, BB&T transferred securities with an amortized cost of $587.3 million from the held-to-maturity portfolio to the available-for-sale portfolio. These securities were previously classified as held-to-maturity either by BB&T or by entities which merged into BB&T. BB&T transferred these amounts pursuant to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which provided a limited period of time during which such transfers were permitted in conjunction with the adoption of the Statement.

Loans Held for Sale

Loans held for sale are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold including any deferred origination fees and costs, adjusted for any servicing asset or liability retained. Gains and losses on sales of loans are included in mortgage banking income.

Loans and Leases

Loans and leases that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any unearned income, charge-offs, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. The net amount of nonrefundable loan origination fees, commitment fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods which approximate the interest method. Discounts and premiums are amortized or accreted to interest income over the estimated life of the loans using methods that approximate the interest method. Commercial loans and substantially all installment loans accrue interest on the unpaid balance of the loans. Lease receivables consist primarily of direct financing leases on rolling stock, equipment and real property, leases to municipalities and investments in leveraged lease transactions. Lease receivables are stated at the total amount of lease payments receivable plus guaranteed residual values, less unearned income. Leveraged leases are carried net of nonrecourse debt. Recognition of income over the lives of the lease contracts approximates the interest method.

Nonperforming Assets

Nonperforming assets include loans and leases on which interest is not being accrued and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of customers’ loan defaults. Loans and leases are generally placed on nonaccrual status when concern exists that principal or interest is not fully collectible, or when any portion of principal or interest becomes 90 days past due, whichever occurs first. Loans past due 90 days or more may remain on accrual status if management determines that concern over the collectibility of principal and interest is not significant. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and when concern no longer exists as to the collectibility of principal or interest.

Assets acquired as a result of foreclosure are carried at the lower of cost or fair value less estimated selling costs. Cost is determined based on the sum of unpaid principal, accrued but unpaid interest and acquisition costs associated with the loan. Any excess of unpaid principal over fair value at the time of foreclosure is charged to the allowance for loan and lease losses. Generally, such properties are appraised annually and the carrying value, if greater than the fair value, less selling costs, is adjusted with a charge to noninterest expense. Routine maintenance costs, and net losses on disposal are included in other noninterest expense.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is management’s best estimate of probable credit losses that are inherent in the loan and lease portfolios at the balance sheet date. The Company determines the allowance based on an ongoing evaluation. This evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. Increases to the allowance are made by charges to the provision for loan and lease losses, which is reflected in the Consolidated Statements of Income. Loans or lease balances deemed to be uncollectible are charged off against the allowance. Recoveries of previously charged-off amounts are credited to the allowance.

The allowance is the accumulation of various components that are calculated based on various methodologies. BB&T’s allowance consists of (1) a component for individual loan impairment recognized and measured pursuant to SFAS No. 114 and (2) components of collective loan impairment recognized pursuant to SFAS No. 5.

BB&T maintains specific reserves for individually impaired loans pursuant to SFAS No. 114. A loan is impaired when, based on current information and events, it is probable that BB&T will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. The specific reserves are determined on a loan by loan basis based on management’s best estimate of BB&T’s exposure, given the current payment status of the loan, the present value of expected payments and the value of any underlying collateral.

Management’s estimate of the SFAS No. 5 component of the allowance is based on one or more sets of observable data that management believes are most reflective of the underlying credit losses being estimated. This evaluation is principally based on historical charge-off experience, but also includes information derived from BB&T’s credit ratings systems and models systems; internal observable data related to trends within the loan and lease portfolios, including credit quality; geographic, borrower and industry concentrations; aging of the portfolio; growth and loan portfolios of acquired companies; external observable data related to industry and general economic trends; and any significant, relevant changes to policies or procedures.

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

Premises and Equipment

Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation or amortization. Land is stated at cost. In addition, purchased software and costs of computer software developed for internal use are capitalized provided certain criteria are met. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms or the estimated useful lives of the improvements. Capitalized leases are amortized by the same methods as premises and equipment over the estimated useful lives of the leased assets or the lease term, whichever is less. Obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as secured short-term borrowed funds, generally mature less than one year from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the borrowing. The terms of the repurchase agreement may require BB&T to provide additional collateral if the fair value of the securities underlying the borrowings declines during the term of the agreement.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Financial Instruments

BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, collars, financial forwards and futures contracts, swaptions, when-issued securities, and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to manage economic risk related to business loans, mortgage servicing rights, mortgage banking operations, Federal funds purchased, long-term debt and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients.

BB&T classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), (3) a hedge of a foreign currency exposure (“foreign currency hedge”), or (4) derivatives not designated as hedges. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the effective portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item attributable to the risk being hedged are recognized in earnings. For either fair value hedges or cash flow hedges, net income may be affected to the extent that changes in the fair value of the derivative instruments do not perfectly offset changes in the fair value of the hedged items. Changes in fair value of derivatives not designated as hedges are recognized in current period earnings.

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

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. Other intangible assets represent premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets. Effective January 1, 2002, BB&T adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires that goodwill no longer be amortized over an estimated useful life, but rather be tested at least annually for impairment. Intangible assets other than goodwill, which are determined to have finite lives, continue to be amortized on straight-line or accelerated bases over periods ranging from one to fifteen years. Upon adoption SFAS No. 142 required the reversal of $9.8 million of remaining negative goodwill, which was recorded as a cumulative effect of change in accounting principle in the Consolidated Statements of Income.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 147 also amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship and credit cardholder intangible assets, and requires companies to cease amortization of unidentifiable intangible assets associated with certain branch acquisitions. The provisions of this Statement were effective beginning October 1, 2002. The implementation of this Statement resulted in a reversal of $3.7 million of pre-tax goodwill amortization during 2002. The provisions of the Statement will not have a materially adverse impact on either BB&T’s consolidated financial position or consolidated results of operations in the future.

Loan Securitizations

BB&T periodically securitizes mortgage loans and transfers them to securities available for sale. This is accomplished by exchanging the loans for mortgage-backed securities issued primarily by Freddie Mac. Following the transfers, the securities are reported at estimated fair value based on quoted market prices, with unrealized gains and losses reflected in accumulated other comprehensive income, net of deferred income taxes. Since the transfers are not considered a sale, no gain or loss is recorded in conjunction with these transactions. BB&T also securitizes and sells loans to third party investors. BB&T retains the mortgage servicing on the loans sold and loans exchanged for securities, recording assets based on the allocation of the carrying amounts of the assets sold between the assets sold and the servicing rights retained based on the relative fair value of the assets sold and the rights retained. Gains or losses incurred on the loans sold to third party investors are included in mortgage banking income on the Consolidated Statements of Income.

Mortgage Servicing Rights

The carrying value of mortgage servicing rights is included as other assets in the Consolidated Balance Sheets. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing revenue. The amortization is adjusted prospectively in response to changes in estimated projections of future cash flows. BB&T periodically assesses mortgage servicing rights for impairment based on the fair value of those rights. Impairment is evaluated by strata, which are based on predominant risk characteristics, such as expected losses and other terms. To the extent the carrying value of the servicing rights exceeds the fair value by strata, impairment is recognized through a valuation allowance established through a charge to mortgage banking income. The valuation allowance may be adjusted in the future as the value of the mortgage servicing rights increases or decreases. The mortgage servicing rights and any related valuation allowance are also periodically evaluated to determine whether any portion of the valuation allowance represents an other than temporary impairment. Any reduction of mortgage servicing rights and related valuation allowance pursuant to this evaluation have no impact on the results of operations other than a reduction of future amortization of mortgage servicing rights. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in mortgage banking income on the Consolidated Statements of Income.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Disclosures of Cash Flow Information

As referenced in the “Consolidated Statements of Cash Flows,” BB&T acquired assets and assumed liabilities in transactions accounted for as purchases. The fair values of these assets acquired and liabilities assumed, including subsequent adjustments to the allocation of purchase price were as follows:

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Purchase Price	$3,201,373	$1,281,701	$427,577
Fair Value of Net Assets Acquired (1)	(910,025)	(330,504)	(256,286)

Goodwill and Other Identifiable Intangibles	$2,291,348	$951,197	$171,291

(1)	Includes the effect of deferred taxes on identifiable intangible assets.

The estimated fair values of the significant categories of assets acquired and liabilities assumed for the entities acquired during 2003 are as follows: cash and cash equivalents totaling $914.6 million; investment securities totaling $3.9 billion; loans and leases totaling $6.6 billion; deposits totaling $9.7 billion and short-term borrowings of $698.3 million.

Stock-Based Compensation

BB&T maintains various stock-based compensation plans. These plans provide for the granting of stock options (incentive and nonqualified), stock appreciation rights, restricted stock, performance units and performance shares to selected BB&T employees and directors. All of BB&T’s stock-based compensation plans have been presented to and approved by BB&T’s shareholders. BB&T accounts for its stock option plans based on the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized for any of the periods presented, except with respect to restricted stock plans as disclosed in the accompanying table. The following table presents BB&T’s net income, basic earnings per share and diluted earnings per share as reported, and pro forma net income and pro forma earnings per share assuming compensation cost for BB&T’s stock option plans had been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Net income:
Net income as reported	$1,064,903	$1,303,009	$973,638
Add: Stock-based compensation expense included in reported net income, net of tax	595	1,625	5,318
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(28,957)	(31,511)	(26,013)

Pro forma net income	$1,036,541	$1,273,123	$952,943

Basic EPS:
As reported	2.09	2.75	2.15
Pro Forma	2.03	2.69	2.10
Diluted EPS:
As reported	2.07	2.72	2.12
Pro Forma	2.02	2.66	2.08

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of 3.0% in 2003 and 2002, and 2.5% in 2001; expected volatility of 27% in 2003 and 2002, and 28% in 2001; risk free interest rates of 3.1%, 4.7% and 4.9% for 2003, 2002 and 2001, respectively; and expected lives of 6.0 years for 2003, 2002 and 2001.

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”. This Statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. BB&T adopted the provisions of this Statement effective January 1, 2003. Management does not expect the provisions of this Statement to have a material impact on either BB&T’s consolidated financial position or consolidated results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The provisions of the Statement were effective December 31, 2002. Management currently intends to continue to account for stock-based compensation under the intrinsic value method set forth in APB Opinion 25 and related Interpretations. For this reason, the transition guidance of SFAS No. 148 does not have an impact on BB&T’s consolidated financial position or consolidated results of operations. The Statement does amend existing guidance with respect to required disclosures, regardless of the method of accounting used. The revised disclosure requirements are presented herein.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of the Interpretation were adopted by BB&T as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of the Interpretation were effective beginning January 1, 2003. The initial implementation of the Interpretation did not have a significant effect on BB&T’s consolidated financial position or consolidated results of operations and management does not anticipate any such impact in the future.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation concerns, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements are issued for periods ending after March 15, 2004. SPEs are subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated BB&T’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development (“LIHTC investments”) and trust preferred securities structures because these entities or transactions constitute BB&T’s primary FIN 46 and FIN 46R exposure. Under FIN 46, it was determined that BB&T is not the primary beneficiary of the trusts that issued trust preferred securities, thus BB&T’s trust preferred securities were deconsolidated as of September 30, 2003. As a result, other assets and long-term debt increased by 8.9 million, respectively. As of December 31, 2003, BB&T has adopted FIN 46R. Adoption of FIN 46 and FIN 46R did not have a material effect on BB&T’s consolidated financial position or consolidated results of operations beyond the impact of trust preferred securities because it was determined that BB&T is not the primary beneficiary of the LIHTC investments. BB&T’s involvement with variable interest entities is limited to $12.7 million in outstanding balances in LIHTC investments with an additional $215.0 million in future funding commitments. BB&T has utilized LIHTC investments to invest in areas serving low to moderate income communities since 1994. Because these investments generate tax credits which minimize the financial impact of a loss of capital, BB&T has chosen to utilize established syndicators to reduce this risk. Interpretive guidance relating to FIN 46R is continuing to evolve and BB&T’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of the Statement, with certain exceptions, were required to be applied prospectively. The initial implementation of the Statement did not have a material affect on BB&T’s consolidated financial position or consolidated results of operations and management does not anticipate any such impact in the future.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities. On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) 150-3, “Effective Date and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities.” FSP 150-3 defers the effective date of certain provisions of SFAS No. 150, specifically the provisions that apply to mandatorily redeemable noncontrolling interests. This deferral is expected to remain in effect indefinitely until the accounting for these interests is addressed in later guidance. The remaining provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective and adopted by BB&T on July 1, 2003. The implementation of these portions of the Statement did not have a material effect on BB&T’s consolidated financial position or consolidated results of operations. Management is currently evaluating the potential impact of the deferred portion of the Statement.

On December 11, 2003, the SEC Staff announced its intention to release a Staff Accounting Bulletin in order to clarify existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to Derivative Implementation Group Issue C-13, “When a Loan Commitment is included in the Scope of Statement 133.” BB&T had adopted the provisions of C-13 during 2002. The impact upon adoption was a $14.5 million increase to mortgage banking income in 2002. The new guidance is expected to require all registrants to begin accounting for these commitments subject to SFAS No. 133 as written options that would be reported as liabilities until they are exercised or expire. The provisions of this interim guidance are expected to be effective for loan commitments entered into after March 31, 2004. Management intends to adopt the provisions of this guidance effective April 1, 2004 and does not anticipate that the adoption will have a materially adverse effect on either BB&T’s consolidated financial position or consolidated results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Postretirement Benefits.” This Statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2003, BB&T has disclosed the required elements related to its pension plans in Note 13 of the “Notes to Consolidated Financial Statements.”

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations. The SOP does not apply to loans originated by BB&T. BB&T intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on BB&T’s consolidated financial position or consolidated results of operations. Management is currently assessing the long-term effect of the SOP.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    Business Combinations

The following table presents summary information with respect to mergers and acquisitions of financial institutions and other significant financial services companies completed during the last three years:

Summary of Completed Mergers and Acquisitions

Date of Acquisition	Acquired Institution	Headquarters	Total Assets	Accounting Method	Intangibles Recorded	Total Purchase Price		BB&T Common Shares Issued to Complete Transaction
July 1, 2003	First Virginia Banks, Inc.	Falls Church, Va.	$11.3 billion	Purchase	$2.2 billion	$3.1 billion		87.0 million
March 14, 2003	Equitable Bank	Wheaton, Md.	446.9 million	Purchase	32.4 million	53.8 million		1.5 million

September 13, 2002	Regional Financial Corp.	Tallahassee, Fla.	$1.5 billion	Purchase	$212.2 million	$294.3 million		7.3 million
March 20, 2002	Area Bancshares Corporation	Owensboro, Ky.	2.6 billion	Purchase	233.0 million	446.2 million		13.2 million
March 8, 2002	MidAmerica Bancorp	Louisville, Ky.	1.8 billion	Purchase	215.9 million	378.5 million	(1)	8.2 million
January 1, 2002	Cooney, Rikard & Curtin, Inc.	Birmingham, Al.	110.5 million	Purchase	102.5 million	85.8 million		2.5 million

December 12, 2001	Community First Banking Company	Carrollton, Ga.	$548.1 million	Purchase	$102.1 million	$132.2 million		3.5 million
August 9, 2001	F&M National Corporation	Winchester, Va.	4.0 billion	Pooling	N/A	N/A		31.1 million
June 27, 2001	Virginia Capital Bancshares, Inc.	Fredericksburg, Va.	532.7 million	Purchase	15.5 million	172.8 million		4.7 million
June 7, 2001	Century South Banks, Inc.	Alpharetta, Ga.	1.7 billion	Pooling	N/A	N/A		12.7 million
March 2, 2001	FirstSpartan Financial Corp.	Spartanburg, S.C.	591.0 million	Purchase	39.6 million	107.6 million		3.8 million
January 8, 2001	FCNB Corp.	Frederick, Md.	1.6 billion	Pooling	N/A	N/A		8.7 million

N/A—Not applicable or undisclosed terms.

(1)	Includes cash consideration totaling $94.9 million.

The intangibles presented for transactions completed in 2003 in the above table include $222.0 million of core deposit intangibles and $50.9 million of other identifiable intangibles, which are being amortized on an accelerated basis over their estimated useful lives. The table above does not include mergers and acquisitions made by any acquired company.

Acquisition of First Virginia Banks, Inc.

On July 1, 2003, BB&T completed its acquisition of First Virginia Banks, Inc. (“First Virginia”), a bank holding company headquartered in Falls Church, Virginia. The merger enabled BB&T to substantially increase its market share and branch presence in Virginia, Maryland and Tennessee. BB&T issued 87.0 million common shares to consummate the transaction. The total purchase price of $3.1 billion was determined based on the average market price of BB&T’s common stock over the five-day period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition including subsequent adjustments to the allocation of purchase price.

First Virginia Banks, Inc. Assets Acquired and Liabilities Assumed July 1, 2003
(Dollars in thousands)

Cash and cash equivalents	$859,211
Securities	3,813,829
Loans and leases, net	6,217,568
Property, plant and equipment	142,356
Other assets	256,938
Identifiable intangible Assets	270,600
Goodwill	1,912,836

Total assets acquired	$13,473,338

Deposits	$9,474,155
Short-term borrowed funds	581,266
Long-term debt	9,614
Other liabilities	322,100

Total liabilities assumed	$10,387,135

Net assets acquired	$3,086,203

Of the $270.6 million of acquired identifiable intangible assets, $219.7 million was assigned to core deposit intangibles and the remaining $50.9 million was assigned to acquired customer relationships and books of business. The acquired intangible assets have a weighted-average useful life of approximately 15 years and are being amortized using an accelerated method with the amortization expense included in noninterest expenses on the Consolidated Statement of Income.

Substantially all of the goodwill was assigned to the banking network segment and none of the amount is expected to be deductible for tax purposes.

Insurance Acquisitions

In addition to the acquisitions summarized in the above table, BB&T acquired six insurance agencies during 2003 which were accounted for as purchases. In conjunction with these transactions, BB&T issued approximately 1.7 million shares of common stock and paid approximately $1.0 million in cash. Approximately $42.3 million in goodwill and $30.9 million of identifiable intangible assets with an average life of 10 years was recorded in connection with these transactions. During 2002, BB&T acquired eight insurance agencies that were accounted for as purchases. In conjunction with these transactions, BB&T issued approximately 1.7 million shares of common stock and paid approximately $1.9 million in cash. Approximately $43.7 million in goodwill and $30.4 million of other intangible assets with an average life of 10 years was recorded in connection with these acquisitions. During 2001, BB&T acquired seven insurance agencies that were accounted for as purchases. In conjunction with these transactions, BB&T issued approximately 325.0 thousand shares of common stock and recorded $16.5 million in goodwill and other intangible assets. These insurance acquisitions did not materially affect BB&T’s consolidated financial position or consolidated results of operations.

BB&T also acquired Southeast Fidelity Corporation (“SEFCO”) on March 31, 2003, an insurance premium finance company based in Tallahassee, Florida. The size of this acquisition was not material in relation to BB&T.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following unaudited presentation reflects selected information from the “Consolidated Income Statements” on a Pro Forma basis as if the purchase transactions had been completed as of the beginning of the years presented:

	For the Years Ended
	2003	2002
	(Dollars in thousands, except per share data)

Total revenues	$5,291,877	$5,123,130

Income before cumulative effect of change in accounting principle	$1,126,441	$1,453,799

Net income	$1,126,441	$1,463,579

Basic EPS	$2.03	$2.55

Diluted EPS	$2.02	$2.53

Merger-Related and Restructuring Charges

In conjunction with the consummation of an acquisition and completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The following table presents costs reflected as expenses and accruals recorded through purchase accounting adjustments.

	All Merger Accrual Activity
	(Dollars in thousands)

	Balance December 31, 2001	Additions in 2002	Utilized in 2002	Balance December 31, 2002	Additions in 2003	Utilized in 2003	Balance December 31, 2003
Severance and personnel-related charges	$31,371	$40,014	$54,556	$16,829	$31,565	$20,544	$27,850
Occupancy and equipment charges	37,063	31,668	26,978	41,753	62,055	55,112	48,696
Systems conversions and related charges	11,339	12,278	21,879	1,738	23,337	4,340	20,735
Other merger-related charges	15,110	21,438	25,267	11,281	23,596	23,807	11,070

Total	$94,883	$105,398	$128,680	$71,601	$140,553	$103,803	$108,351

The liabilities for severance and personnel-related charges will be paid out based on such factors as expected termination dates, the provisions of employment contracts and the terms of BB&T’s severance plans. The remaining occupancy and equipment accruals relate to costs to exit certain leases and to dispose of excess facilities and equipment. Such liabilities will be utilized upon termination of the various leases and sale of duplicate property. Liabilities associated with systems conversions relate to termination penalties on contracts with information technology service providers. These liabilities will be utilized as the contracts are paid out and expire. The other merger-related liabilities relate to litigation, accruals to conform the accounting policies of acquired institutions to those of BB&T, and other similar charges.

During 2003, BB&T estimated that 1,918 positions would be eliminated and 980 employees had, in fact, been terminated prior to December 31, 2003. Additional positions are expected to be eliminated pursuant to this estimate in 2004. Approximately 551 of these employees will continue to receive severance payments during 2004. During 2002, BB&T estimated that 372 positions would be eliminated and 370 employees were terminated prior to December 31, 2002. Approximately 90 of these employees continued to receive severance payments during 2003. During 2001, BB&T estimated that 400 positions would be eliminated and approximately 350 employees were terminated and received severance by the end of 2001.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because BB&T often has multiple merger integrations in process, and, due to limited resources, must schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals may cover an extended period of time. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2003 are expected to be utilized during 2004, unless they relate to specific contracts that expire in later years.

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

The accruals utilized during 2003 in the table above include reversals of $40.1 million of previously recorded merger-related and restructuring accruals principally related to the finalization of estimates for employee terminations, contract cancellations and occupancy costs primarily in connection with the AREA, MidAmerica and First Virginia acquisitions. The above reversals include $30 million in pretax adjustments to goodwill and had no effect on BB&T’s consolidated results of operations. The remaining $10.1 million are reflected as a reduction of merger-related and restructuring charges.

Mergers Pending at December 31, 2003

On December 2, 2003, BB&T announced plans to acquire Republic Bancshares Inc. (“Republic”), headquartered in St. Petersburg, Florida. At the time of the announcement, Republic had $2.8 billion in assets and operated 71 banking offices along the Gulf Coast and in central and southern Florida, including the Tampa, Clearwater, Orlando, West Palm Beach, Boca Raton and Fort Lauderdale markets. Shareholders of Republic will receive a combination of stock and cash totaling $31.79 per share. Assuming an all stock election by Republic shareholders, BB&T expects to issue approximately 11.0 million shares of common stock to consummate the transaction. The merger, which is subject to regulatory and shareholder approval, is expected to be completed in the second quarter of 2004.

On January 28, 2004, BB&T announced plans to acquire Capitol Premium Plan Inc., an insurance premium finance company based in Charlotte, North Carolina. Pending regulatory approval, the transaction is expected to be completed in the first quarter of 2004.

On February 1, 2004, BB&T Insurance Services completed its acquisition of McGriff, Seibels & Williams, Inc., of Birmingham, Alabama (“McGriff”). McGriff is the 13th largest insurance broker in the nation. Its specialty areas include energy, marine, financial services, commercial, construction, surety, employee benefits, healthcare and public entities. BB&T issued $300 million of its common stock and paid $50 million in cash to complete the acquisition. The transaction also allows for an additional payment to McGriff’s shareholders of up to $102 million in cash over a five-year period if McGriff exceeds certain performance targets. Following the completion of this acquisition, BB&T Insurance Services became the sixth largest insurance broker in the nation.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Securities

The amortized costs and approximate fair values of securities held to maturity and available for sale were as follows:

	December 31, 2003				December 31, 2002
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
	(Dollars in thousands)
Securities held to maturity:
U.S. Treasury and U.S. government agency obligations	$60,122	$3	$—	$60,125	$55,523	$1	$12	$55,512

Total securities held to maturity	60,122	3	—	60,125	55,523	1	12	55,512

Securities available for sale:
U.S. Treasury and U.S. government agency obligations	12,297,196	131,829	177,795	12,251,230	11,154,231	406,183	—	11,560,414
Mortgage-backed securities	1,536,869	22,665	10,010	1,549,524	3,749,977	119,062	2	3,869,037
States and political subdivisions	904,250	42,488	750	945,988	868,011	44,752	165	912,598
Equity and other securities	806,929	18,136	8,853	816,212	1,291,116	3,827	37,515	1,257,428

Total securities available for sale	15,545,244	215,118	197,408	15,562,954	17,063,335	573,824	37,682	17,599,477

Total securities	$15,605,366	$215,121	$197,408	$15,623,079	$17,118,858	$573,825	$37,694	$17,654,989

At December 31, 2003 and 2002, securities with book value of approximately $9.2 billion were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

Excluding securities issued by the U.S. Government and its agencies and corporations, there were no investments in securities from one issuer that exceeded ten percent of shareholders’ equity at December 31, 2003 or 2002. Trading securities totaling $693.8 million at December 31, 2003 and $148.5 million at December 31, 2002 are excluded from the accompanying tables. Equity securities are primarily composed of investments in stock issued by the FHLB of Atlanta. At December 31, 2003 and 2002, BB&T held $391.0 million and $492.3 million, respectively, of investments in FHLB stock.

Proceeds from sales of securities available for sale during 2003, 2002 and 2001 were $12.3 billion, $3.6 billion and $3.0 billion, respectively. Gross gains of $180.4 million, $181.1 million and $130.6 million and gross losses of $73.3 million, $11.0 million and $8.4 million were realized on those sales in 2003, 2002 and 2001, respectively.

The amortized cost and estimated fair value of the debt securities portfolio at December 31, 2003, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.

	December 31, 2003
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt Securities:
Due in one year or less	$60,122	$60,125	$2,455,759	$2,503,541
Due after one year through five years	—	—	6,911,054	6,953,968
Due after five years through ten years	—	—	4,103,939	4,004,032
Due after ten years	—	—	1,637,130	1,649,441

Total debt securities	60,122	60,125	15,107,882	15,110,982
Total equity securities	—	—	437,362	451,972

Total securities	$60,122	$60,125	$15,545,244	$15,562,954

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reflects the gross unrealized losses and fair value of BB&T’s investments at December 31, 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities:
U.S. Treasury and U.S. government agency obligations	$6,400,476	$177,795	$—	$—	$6,400,476	$177,795
Mortgage-backed securities	881,890	10,010	—	—	881,890	10,010
States and political subdivisions	158,563	750	—	—	158,563	750
Equity and other securities	140,602	4,358	33,927	4,495	174,529	8,853

Total temporarily impaired securities	$7,581,531	$192,913	$33,927	$4,495	$7,615,458	$197,408

At December 31, 2003, BB&T held six investments in debt and equity securities having continuous unrealized loss positions for more than 12 months. The unrealized losses related to the debt securities were attributed to changes in interest rates. The unrealized losses applicable to the equity securities were related to the effect of the economic slowdown on the industries served by the business underlying these investments. The Corporation has both the intent and ability to hold these securities for the time necessary to recover the amortized cost. BB&T has not recognized any other-than-temporary impairment in connection with these securities.

NOTE 4.    Loans and Leases

The following is a breakdown of the loan and lease portfolio at year-end by major category:

	December 31,
	2003	2002
	(Dollars in thousands)
Loans:
Commercial, financial and agricultural	$7,299,605	$7,061,493
Lease receivables	5,129,488	5,156,307
Real estate—construction and land development	6,477,313	5,291,719
Real estate—mortgage	36,251,269	30,023,470
Consumer	9,049,916	6,412,563
Less: unearned income	(2,627,664)	(2,805,246)

Loans and leases held for investment	61,579,927	51,140,306
Loans held for sale	725,459	2,377,707

Total loans and leases	$62,305,386	$53,518,013

The investment in lease receivables, net of unearned income, was $2.7 billion and $2.5 billion at December 31, 2003 and 2002, respectively. These balances included $1.5 billion and $1.4 billion, respectively, of investments in leveraged leases. BB&T’s investment in leveraged leases was as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Rentals receivable (net of principal and interest on nonrecourse debt and head lease obligation)	$3,746,600	$3,746,600
Unearned income	(2,246,214)	(2,392,232)

Investment in leveraged leases, net of unearned income	$1,500,386	$1,354,368

Deferred taxes arising from leveraged leases	(935,396)	(729,478)

Net investment in leveraged leases	$564,990	$624,890

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T had $43.5 billion in loans secured by real estate at December 31, 2003. However, these loans were not concentrated in any specific market or geographic area other than the Banks’ primary markets.

The following table sets forth certain information regarding BB&T’s impaired loans:

	December 31,
	2003	2002
	(Dollars in thousands)
Total recorded investment—impaired loans	$135,224	$144,808

Total recorded investment with related valuation allowance	135,224	144,808
Allowance for loan and lease losses assigned to impaired loans	(38,395)	(24,096)

Net carrying value—impaired loans	$96,829	$120,712

Average impaired loans for the years ending December 31, 2003, 2002, and 2001 totaled $181.2 million, $126.7 million, and $99.2 million, respectively. Such loans are placed on nonaccrual status and no cash basis interest has been recognized over the last three years.

NOTE 5.    Allowance for Loan and Lease Losses

An analysis of the allowance for loan and lease losses for each of the past three years is presented in the following table:

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Beginning Balance	$723,685	$644,418	$578,107
Allowances of purchased companies, net	70,035	62,099	29,083
Reclassification of allowance related to unfunded commitments to other liabilities	(8,986)	—	—
Provision for loan and lease losses	248,000	263,700	224,318
Loans and leases charged-off	(315,275)	(297,149)	(231,229)
Recoveries of previous charge-offs	67,478	50,617	44,139

Net loans and leases charged-off	(247,797)	(246,532)	(187,090)

Ending Balance	$784,937	$723,685	$644,418

At December 31, 2003, 2002 and 2001, loans and leases not currently accruing interest totaled $350.4 million, $374.8 million and $316.6 million, respectively. Loans 90 days or more past due and still accruing interest totaled $116.8 million, $115.0 million and $101.8 million at December 31, 2003, 2002 and 2001, respectively. The gross additional interest income that would have been earned if the loans and leases classified as nonaccrual had performed in accordance with the original terms was approximately $19.5 million, $22.0 million and $23.9 million in 2003, 2002 and 2001, respectively. Foreclosed property totaled $96.1 million, $76.6 million and $57.0 million at December 31, 2003, 2002 and 2001, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	December 31,
	2003	2002
	(Dollars in thousands)
Land and land improvements	$268,287	$224,691
Buildings and building improvements	1,033,003	862,640
Furniture and equipment	802,359	723,606
Capitalized leases on premises and equipment	2,522	2,885

Total	2,106,171	1,813,822
Less—accumulated depreciation and amortization	(904,829)	(741,721)

Net premises and equipment	$1,201,342	$1,072,101

Premises and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Useful lives for premises and equipment are as follows: buildings and building improvements—40 years; furniture and equipment—5 to 10 years; and capitalized leases on premises and equipment—estimated useful life or remaining term of tenant lease, whichever is less. Certain properties are pledged to secure mortgage indebtedness totaling $3.0 million and $8.3 million at December 31, 2003 and 2002, respectively, as disclosed in Note 10.

Depreciation expense, which is included in occupancy and equipment expense, was $151.9 million, $144.0 million and $122.2 million in 2003, 2002 and 2001, respectively.

BB&T has noncancelable leases covering certain premises and equipment. Total rent expense applicable to operating leases was $98.8 million, $77.8 million and $68.0 million for 2003, 2002 and 2001, respectively. Future minimum lease payments for operating and capitalized leases for years subsequent to 2003 are as follows:

	Leases
	Operating	Capitalized
	(Dollars in thousands)
Years ended December 31:
2004	$69,985	$331
2005	64,107	306
2006	53,929	291
2007	45,697	279
2008	39,813	246
2009 and later	203,360	2,041

Total minimum lease payments	$476,891	3,494

Less—amount representing interest		(1,379)

Present value of net minimum payments on capitalized leases		$2,115

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the years ended December 31, 2003 and 2002 are as follows:

	Goodwill Activity by Operating Segment
	Banking Network	Mortgage Banking	Trust Services	Insurance Services	Investment Banking and Brokerage	Specialized Lending	Total
	(Dollars in thousands)

Balance, January 1, 2002	$645,486	$1,021	$13,105	$121,723	$70,594	$27,974	$879,903
Acquired goodwill, net	716,502	6,438	14,225	106,000	311	—	843,476

Balance, December 31, 2002	1,361,988	7,459	27,330	227,723	70,905	27,974	1,723,379

Acquired goodwill, net	1,913,358	—	—	41,529	—	1,739	1,956,626
Adjustments to goodwill(1)	(62,829)	—	—	—	(650)	—	(63,479)

Balance, December 31, 2003	$3,212,517	$7,459	$27,330	$269,252	$70,255	$29,713	$3,616,526

(1)	Adjustments reflect allocations of purchase price subsequent to the dates of acquisition.

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of December 31, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Identifiable intangible assets:
Core deposit intangibles	$321,851	$(77,447)	$99,893	$(41,601)
Other(1)	187,644	(30,104)	100,853	(10,321)

Totals	$509,495	$(107,551)	$200,746	$(51,922)

(1)	Other amortizing identifiable intangibles are primarily composed of customer relationship intangibles.

During the twelve month periods ended December 31, 2003, 2002 and 2001, BB&T incurred $55.7 million, $20.9 million and $72.7 million, respectively, in pretax amortization expenses associated with goodwill, core deposit intangibles and other intangible assets.

The following table presents estimated amortization expense for each of the next five years.

Estimated Amortization Expense
(Dollars in thousands)
For the Year Ended December 31:
2004	$76,467
2005	68,236
2006	60,118
2007	51,883
2008	42,159

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present actual results for the years ended December 31, 2003 and 2002 and adjusted net income and earnings per share for the year ended December 31, 2001, assuming the nonamortization provisions of SFAS No. 142 were effective at the beginning of 2001:

	For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

Reported net income	$1,064,903	$1,303,009	$973,638
Goodwill amortization, net of tax	—	—	60,121
Cumulative effect of change in accounting principle	—	(9,780)	—

Adjusted net income	$1,064,903	$1,293,229	$1,033,759

Basic earnings per share:
Reported net income	$2.09	$2.75	$2.15
Goodwill amortization, net of tax	—	—	0.13
Cumulative effect of change in accounting principle	—	(0.02)	—

Adjusted net income	$2.09	$2.73	$2.28

Diluted earnings per share:
Reported net income	$2.07	$2.72	$2.12
Goodwill amortization, net of tax	—	—	0.13
Cumulative effect of change in accounting principle	—	(0.02)	—

Adjusted net income	$2.07	$2.70	$2.25

NOTE 8.    Loan Servicing

The following is an analysis of BB&T’s mortgage servicing rights arising from BB&T’s residential mortgage operations and commercial mortgage banking activities included in other assets in the Consolidated Balance Sheets:

	Mortgage Servicing Rights For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

Balance, January 1,	$318,839	$359,037	$239,251
Amount capitalized	207,716	203,376	228,753
Acquired in purchase transactions	—	9,270	—
Amortization expense	(154,905)	(100,080)	(46,032)
Other than temporary impairment	(110,978)	—	—
Change in valuation allowance	74,259	(152,764)	(62,935)

Balance, December 31,	$334,931	$318,839	$359,037

Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights in 2003, 2002 and 2001:

	Valuation Allowance for Mortgage Servicing Rights For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

Balance, January 1,	$217,986	$65,222	$2,287
Provision for impairment	146,132	156,756	67,500
Other than temporary impairment	(110,978)	—	—
Other reductions	(109,413)	(3,992)	(4,565)

Balance, December 31,	$143,727	$217,986	$65,222

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $36.6 billion, $34.8 billion and $29.0 billion at December 31, 2003, 2002 and 2001, respectively. The unpaid principal balances of residential mortgage loans serviced for others were $24.9 billion, $24.2 billion and $20.4 billion at December 31, 2003, 2002 and 2001, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets.

During 2003 and 2002, BB&T sold residential mortgage loans with carrying values of $13.1 billion and $10.8 billion, respectively, and recognized pretax gains of $195.0 million and $152.5 million, respectively, which were recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives annual servicing fees. At December 31, 2003 and 2002, the approximate weighted average servicing fee was .35% and .39%, respectively, of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.95% and 6.62% at December 31, 2003 and 2002, respectively.

At December 31, 2003, BB&T had $383.3 million of residential mortgage loans sold with limited recourse liability. In the event of nonperformance by the borrower, BB&T has recourse exposure of approximately $65.0 million on these mortgage loans.

BB&T also arranges and services commercial real estate mortgages through Laureate Capital, the commercial mortgage banking subsidiary of Branch Bank. During the years ended December 31, 2003 and 2002, Laureate Capital originated $1.7 billion and $1.4 billion, respectively, of commercial real estate mortgages, all of which were arranged for third party investors and serviced by Laureate Capital. Laureate Capital’s exposure to credit risk or interest rate risk as a result of these loans is minimal. As of December 31, 2003 and 2002, Laureate Capital’s portfolio of commercial real estate mortgages serviced for others totaled $6.9 billion and $6.3 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. Mortgage servicing rights related to commercial mortgage loans totaled $14.8 million and $14.0 million at December 31, 2003 and 2002, respectively.

BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds, net charge-off experience and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At December 31, 2003, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

Key Assumptions in the Valuation of Residential Mortgage Servicing Rights December 31, 2003
(Dollars in thousands)

Fair Value of Residential Mortgage Servicing Rights	$328,878

Weighted Average Life	5.3 yrs

Prepayment Speed	20.8%
Effect on fair value of a 10% increase	$(23,735)
Effect on fair value of a 20% increase	(38,912)

Expected Credit Losses	.03%
Effect on fair value of a 10% increase	$(339)
Effect on fair value of a 20% increase	(679)

Weighted Average Discount Rate	9.30%
Effect on fair value of a 10% increase	$(6,943)
Effect on fair value of a 20% increase	(14,537)

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2001 and prior, the Company also has securitized residential mortgage loans and retained the resulting securities available for sale. As of December 31, 2003, the fair value of the securities available for sale still owned by BB&T was $152.7 million and the remaining unpaid principle balance of the underlying loans totaled $146.9 million. Based on the performance of the underlying loans and general liquidity of the securities, the Company’s recovery of the cost basis in the securities has not been significantly impacted by changes in interest rates, prepayment speeds or credit losses.

The following table includes a summary of mortgage loans managed or securitized and related delinquencies and net charge-offs.

	Years Ended December 31,
	2003	2002
	(Dollars in thousands)

Mortgage Loans Managed or Securitized (1)	$12,153,638	$12,157,868

Less: Loans Securitized and Transferred to Securities Available for Sale	146,935	501,000
Less: Loans Held for Sale	725,459	2,377,707
Less: Mortgage Loans Sold with Recourse	383,312	1,054,945

Mortgage Loans Held for Investment	$10,897,932	$8,224,216

Mortgage Loans on Nonaccrual Status	$67,373	$75,658

Mortgage Loans 90 Days Past Due and Still Accruing Interest	$39,840	$38,386

Mortgage Loan Net Charge-offs	$4,602	$1,888

(1)	Balances exclude loans serviced for others, with no other continuing involvement.

NOTE 9.    Short-Term Borrowed Funds

Short-term borrowed funds are summarized as follows:

	December 31,
	2003	2002
	(Dollars in thousands)

Federal funds purchased	$2,035,892	$1,595,640
Securities sold under agreements to repurchase	2,831,068	2,511,530
Master notes	941,100	721,073
U.S. Treasury tax and loan deposit notes payable	178,319	213,341
Other short-term borrowed funds	1,348,521	355,375

Total short-term borrowed funds	$7,334,900	$5,396,959

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under agreements to repurchase are borrowings collateralized by securities of the U.S. government or its agencies and have maturities ranging from one to ninety days. U.S. Treasury tax and loan

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deposit notes payable are payable upon demand to the U.S. Treasury. Master notes are unsecured, non-negotiable obligations of BB&T Corporation (variable rate commercial paper) that mature in less than one year.

A summary of selected data related to short-term borrowed funds follows:

	As of / For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

Maximum outstanding at any month-end during the year	$7,334,900	$7,111,433	$7,399,378
Balance outstanding at end of year	7,334,900	5,396,959	6,649,100
Average outstanding during the year	5,140,843	5,393,479	6,264,100
Average interest rate during the year	1.13%	1.78%	3.80%
Average interest rate at end of year	0.99	1.30	3.67

NOTE 10.    Long-Term Debt

Long-term debt is summarized as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Advances from Federal Home Loan Bank to Subsidiary Banks, varying maturities to 2023 with interest rates from 1.00% to 8.50%, callable at various dates beginning in 2004 subject to a premium payment	$6,086,782	$9,578,317

Subordinated Notes issued by Branch Bank, unsecured, dated December 23, 2002(2), maturing January 15, 2013(2) with an interest rate of 4.875%	250,000	250,000

Borrowings by Branch Bank, collateralized primarily by automobile loans, maturing August 15, 2007 with variable interest rates based on LIBOR.	1,500,000	1,500,000

Subordinated Notes, issued by BB&T, unsecured, dated June 3, 1997, June 30,1998(1), July 25, 2001, September 24, 2002 and December 23, 2003(2); maturing June 15, 2007, June 30, 2025, July 25, 2011, October 1, 2012 and December 23, 2015(2) with interest rates of 7.25%, 6.375%, 6.50%, 4.75% and 5.20% respectively.	2,801,906	2,094,442

Junior Subordinated Debt to Unconsolidated Trusts(3), dated July 16, 1997, maturing June 15, 2027, with interest at 10.07%; November 19, 1997, maturing December 1, 2027, with interest at 8.90%; November 13, 1997, maturing December 31, 2027, with interest at 9.00%; April 22, 1998, maturing June 30, 2028, with interest at 8.40%; and July 13, 1998, maturing July 31, 2028, with interest at 8.25%.	163,919	155,000

Capitalized leases, varying maturities to 2028 with interest rates from 4.75% to 12.65%, represents the unamortized amounts due on leases on various facilities.	2,115	1,804

Other mortgage indebtedness	2,978	8,278

Total long-term debt	$10,807,700	$13,587,841

Excluding the capitalized leases set forth in Note 6; future debt maturities are $28.9 million, $150.6 million, $121.8 million, $2.3 billion and $23.6 million for the next five years. The maturities for 2009 and later years total $8.2 billion.

(1)	The subordinated debt issued June 30, 1998, which has a principal balance of $350 million, is mandatorily puttable to BB&T on June 30, 2005, and contains a remarketing option that allows the debt to be reissued by the holder of the option to the stated maturity of June 30, 2025.
(2)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital.
(3)	Securities qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Junior Subordinated Debt to Unconsolidated Trusts

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 11.    Shareholders’ Equity

The authorized capital stock of BB&T consists of 1,000,000,000 shares of common stock, $5 par value, and 5,000,000 shares of preferred stock, $5 par value. At December 31, 2003, 541,942,987 shares of common stock and no shares of preferred stock were issued and outstanding.

Stock Option Plans

At December 31, 2003, BB&T had the following stock-based compensation plans: the 1994 and 1995 Omnibus Stock Incentive Plans (“Omnibus Plans”), the Incentive Stock Option Plan (“ISOP”), the Non-Qualified Stock Option Plan (“NQSOP”) and the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), which are described below. BB&T’s shareholders have approved all plans that award incentive stock options, non-qualified stock options, shares of restricted stock, performance shares and stock appreciation rights.

In connection with mergers and acquisitions, BB&T typically issues options to purchase shares of its common stock in exchange for options outstanding at the acquired entities at the time the merger is completed. To the extent vested, the options are considered to be part of the purchase price paid. There is no change in the aggregate intrinsic value of the options issued compared to the intrinsic value of the options held immediately before the exchange, nor does the ratio of the exercise price per option to the market value per share change.

BB&T’s Omnibus Plans are intended to allow BB&T to recruit and retain employees with ability and initiative and to associate the employees’ interests with those of BB&T and its shareholders. At December 31, 2003, 12.7 million qualified stock options at prices ranging from $6.86 to $51.41 and 14.3 million non-qualified stock options at prices ranging from $.01 to $53.10 were outstanding. The stock options generally vest over 3 years and have a 10-year term. The provisions of the 1995 Omnibus Plan provide for an automatic increase in the authorized number of shares issuable, equal to 3% of any increase in the Corporation’s outstanding common shares. Including options authorized under these provisions and various shareholder amendments to the plan, the maximum number of shares issuable under the 1995 Omnibus Plan was 48.7 million at December 31, 2003. The combined shares issuable under both Omnibus Plans was 56.7 million at December 31, 2003.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The ISOP and the NQSOP were established to retain key officers and key management employees and to offer them the incentive to use their best efforts on behalf of BB&T. The plans provided 2.2 million shares of common stock which were reserved for the granting of options. These plans expired on December 19, 2000; however, any options previously granted under the plans will be available to be exercised for ten years. No additional grants have been made or will be made pursuant to these plans. Incentive stock options granted had an exercise price equal to at least 100% of the fair market value of common stock on the date granted, and the non-qualified stock options were required to have an exercise price equal to at least 85% of the fair market value on the date granted. At December 31, 2003, options to purchase approximately 8,000 shares of common stock at an exercise price of $9.1875 were outstanding pursuant to the NQSOP. At December 31, 2003, there were no remaining options outstanding pursuant to the ISOP.

The Directors’ Stock Option Plan is intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. The plan creates a deferred compensation system for participating non-employee directors. Each non-employee director may elect to defer 0%, 50% or 100% of certain fees for each calendar year and apply that percentage toward the grant of options to purchase BB&T common stock. Such elections are required to be in writing and are irrevocable for each calendar year. The exercise price at which shares of BB&T common stock may be purchased shall be equal to 75% of the market value of the common stock as of the date of grant. Options are vested after six months and may be exercised anytime thereafter until the expiration date, which is ten years from the date of grant. The Directors’ Plan provides for the reservation of up to 1.8 million shares of BB&T common stock. At December 31, 2003, options to purchase approximately 885,000 shares of common stock at prices ranging from $6.9156 to $28.89 were outstanding pursuant to the Directors’ Plan.

BB&T also has options outstanding as the result of assuming the plans of certain acquired companies. These options, which have not been included in the plans described above, totaled approximately 26,500 as of December 31, 2003, with option prices ranging from $8.083 to $10.53.

A summary of the status of the Company’s stock option plans at December 31, 2003, 2002 and 2001 reflecting changes during the years then ended is presented below:

	2003		2002		2001
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	22,678,378	$28.00	20,679,803	$24.75	18,683,370	$20.80
Issued in purchase transactions	1,170,857	23.84	1,103,089	24.55	1,374,493	24.75
Granted	6,637,138	32.63	4,732,504	36.71	4,196,006	36.10
Exercised	(2,814,250)	17.84	(3,408,760)	18.31	(3,160,288)	14.90
Forfeited or Expired	(721,452)	34.42	(428,258)	34.92	(413,778)	34.31

Outstanding at end of year	26,950,671	$29.85	22,678,378	$28.00	20,679,803	$24.75

Options exercisable at year-end	16,611,373	$27.19	14,518,667	$24.24	15,005,927	$21.87

The weighted average fair value of options granted, as calculated using the Black-Scholes model, was $7.19, $9.07 and $10.00 per option at December 31, 2003, 2002 and 2001, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about the options outstanding at December 31, 2003:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding 12/31/03	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number Exercisable 12/31/03	Weighted-Average Exercise Price
$ .01 to $10.00	673,906	1.2	yrs	$8.76	673,906	$8.76
10.01 to 15.00	1,818,287	2.1		12.69	1,818,287	12.69
15.01 to 25.00	5,220,260	4.9		22.39	5,131,760	22.36
25.01 to 35.00	9,505,024	7.8		31.63	3,338,993	29.97
35.01 to 45.00	9,655,986	7.3		36.67	5,571,219	36.63
45.01 to 53.10	77,208	4.8		49.04	77,208	49.04

	26,950,671	6.5	yrs	$29.85	16,611,373	$27.19

Share Repurchases

During the years ended December 31, 2003, 2002 and 2001, respectively, BB&T repurchased 21.5 million, 21.8 million and 14.0 million shares of BB&T common stock. At December 31, 2003, BB&T had 46.7 million shares available for repurchase under the August 26, 2003, Board of Directors’ authorization.

Shareholder Rights Plan

On January 17, 1997, pursuant to a Rights Agreement approved by the Board of Directors, BB&T distributed to shareholders one preferred stock purchase right for each share of BB&T’s common stock then outstanding. Subsequent to this date, all shares issued were accompanied by a stock purchase right. The rights were designed to become exercisable only if a person or group acquired 20% or more of BB&T’s common stock, or BB&T’s Board of Directors determined, pursuant to the terms of the Rights Agreement, that any person or group that had acquired 10% or more of BB&T’s common stock was an “Adverse Person.” On March 1, 2004, the provisions of the Shareholder Rights Plan were terminated because the Board of Directors accelerated the final expiration date of the purchase rights issued under the plan to that date.

Note 12.    Income Taxes

The provision for income taxes was composed of the following:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Current expense (benefit):
Federal	$15,376	$192,843	$185,455
State	(12,836)	13,814	11,805
Foreign	97,616	38,699	—

Total current income tax expense	100,156	245,356	197,260
Deferred income tax expense	451,971	252,112	189,530

Provision for income taxes	$552,127	$497,468	$386,790

The income tax provisions in the above table do not include the effects of income tax deductions resulting from exercises of stock options, which amounted to $13.0 million, $16.4 million and $19.6 million in 2003, 2002 and 2001, respectively and were recorded as increases in shareholders’ equity. The foreign income tax expense included in the 2003 and 2002 provision for income taxes is related to income generated on assets controlled by a foreign subsidiary of Branch Bank.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

Federal income taxes at statutory rate of 35%	$565,961	$626,744	$476,150
Increase (decrease) in provision for income taxes as a result of:
Tax-exempt income from securities, loans and leases, net of related non-deductible interest expense	(30,540)	(36,767)	(39,921)
Tax-exempt life insurance income	(37,304)	(31,696)	(22,736)
Basis difference in subsidiary stock	(3,874)	(34,751)	—
Option contracts on leveraged leases	74,375	(16,818)	(42,775)
Amortization of goodwill	—	—	19,672
State income taxes, net of Federal tax benefit	9,921	13,859	12,416
Other, net	(26,412)	(23,103)	(16,016)

Provision for income taxes	$552,127	$497,468	$386,790

Effective income tax rate	34.1%	27.8%	28.4%

BB&T has entered into certain transactions that have favorable tax treatment. These transactions include investments in leveraged leases, entering into option contracts transferring responsibility for management of future residuals in certain leveraged lease investments to a foreign subsidiary, and the transfer of securities and real estate secured loans to a subsidiary. These transactions, together with other loans and investments that produce tax-exempt income, reduced BB&T’s effective tax rate from the statutory rate in 2003, 2002 and 2001. On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. In this regard, during 2003, BB&T determined that it was appropriate to defer recognition of benefits from the option contracts referred to above until such benefits were realized for income tax purposes and recorded adjustments to reflect that determination.

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets (liabilities) included in other liabilities in the “Consolidated Balance Sheets” were:

	December 31,
	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$295,779	$269,762
Deferred compensation	98,218	71,149
Other	125,744	117,945

Total tax deferred assets	519,741	458,856

Deferred tax liabilities:
Net unrealized appreciation on securities available for sale	(6,206)	(207,046)
Lease financing	(951,379)	(788,220)
Prepaid pension plan expense	(90,801)	(41,603)
Identifiable intangible assets	(101,874)	(37,534)
Unamortized FHLB loan prepayment fees	(195,181)	—
Other	(259,081)	(134,486)

Total tax deferred liabilities	(1,604,522)	(1,208,889)

Net deferred tax asset (liability)	$(1,084,781)	$(750,033)

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities transactions resulted in income tax expense of $37.5 million, $65.3 million and $46.5 million related to securities gains for the years ended December 31, 2003, 2002 and 2001, respectively.

In the normal course of business, BB&T is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. During 2003, the IRS concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. Following their examination, the IRS issued a Revenue Agent Report assessing taxes and interest in the amount of $59.3 million related to BB&T’s income tax treatment of certain leveraged lease transactions which were entered into during the years under examination. The assessment, which was paid by BB&T during 2003, did not affect BB&T’s consolidated results of operations in 2003 as it related primarily to differences in the timing of recognizing income and deductions for income tax purposes for which deferred taxes had been previously provided. Management continues to believe that BB&T’s treatment of these leveraged leases was appropriate and in compliance with existing tax laws and regulations for the years examined, and is currently evaluating its options regarding obtaining a refund of this assessment.

NOTE 13.    Benefit Plans

BB&T provides various benefit plans to substantially all employees, including employees of acquired entities. Employees of acquired entities generally participate in existing BB&T plans soon after consummation of the business combinations. The plans of acquired institutions are typically merged into the BB&T plans upon consummation of the mergers, and, under these circumstances, credit is usually given to these employees for years of service at the acquired institution for vesting and eligibility purposes.

The following table summarizes expenses relating to employee retirement plans.

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

Defined benefit plans	$40,559	$36,486	$19,847
Defined contribution and ESOP plans	45,822	37,743	31,508
Postretirement benefit plans	10,643	7,463	8,635
Other	14,080	4,168	(280)

Total expense related to benefit plans	$111,104	$85,860	$59,710

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

In addition, supplemental retirement benefits are provided to certain key officers under supplemental defined benefit executive retirement plans, which are not qualified under the Internal Revenue Code. Although technically unfunded plans, a Rabbi Trust and insurance policies on the lives of the certain covered employees partially fund future benefits.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following actuarial assumptions were used to determine net periodic pension costs:

	Year Ended December 31,
	2003	2002
Actuarial Assumptions
Weighted average assumed discount rate	6.75%	7.25%
Weighted average expected long-term rate of return on plan assets	8.00	8.00
Assumed rate of annual compensation increases	4.00	5.50

The weighted average expected long-term rate of return on plan assets represents the average rate of return expected to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In developing the expected rate of return, BB&T considers long-term compound annualized returns of historical market data for each asset category, as well as historical actual returns on the Company’s plan assets. Using this reference information, the Company develops forward-looking return expectations for each asset category and a weighted average expected long-term rate of return for the plan based on target asset allocations contained in BB&T’s Investment Policy Statement.

Financial data relative to the defined benefit pension plans is summarized in the following tables for the years indicated. The data is calculated using an actuarial measurement date of December 31.

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net Periodic Pension Cost
Service cost	$39,521	$34,509	$24,619
Interest cost	44,539	36,567	30,713
Estimated return on plan assets	(51,547)	(35,416)	(31,612)
Net amortization and other	8,046	826	(3,873)

Net periodic pension cost	$40,559	$36,486	$19,847

The following actuarial assumptions were used to determine benefit obligations:

	December 31,
	2003	2002
Actuarial Assumptions
Weighted average assumed discount rate	6.25%	6.75%
Assumed rate of annual compensation increases	4.00	4.00

	Qualified Pension Plans		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2003	2002	2003	2002
	(Dollars in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, January 1,	$508,980	$425,601	$56,490	$49,511
Service cost	36,821	32,391	2,700	2,118
Interest cost	39,791	32,778	4,748	3,789
Actuarial (gain) loss	63,046	16,359	5,592	1,051
Benefits paid	(28,340)	(23,962)	(2,921)	(1,027)
Change in plan provisions	—	(7,909)	1,265	(1,602)
Plans of acquired entities	183,072	33,722	17,668	2,650

Projected benefit obligation, December 31,	$803,370	$508,980	$85,542	$56,490

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Qualified Pension Plans		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2003	2002	2003	2002
	(Dollars in thousands)
Change in Plan Assets
Fair value of plan assets, January 1,	$471,263	$379,881	$—	$—
Actual return on plan assets	116,290	(44,776)	—	—
Employer contributions	170,000	132,661	2,921	1,027
Benefits paid	(28,340)	(23,962)	(2,921)	(1,027)
Plans of acquired entities	170,930	27,459	—	—

Fair value of plan assets, December 31,	$900,143	$471,263	$—	$—

	Years Ended December 31,		Years Ended December 31,
	2003	2002	2003	2002
	(Dollars in thousands)
Net Amount Recognized
Funded status	$96,773	$(37,717)	$(85,542)	$(56,490)
Unrecognized transition (asset) obligation	—	(1,445)	60	152
Unrecognized prior service cost	(26,934)	(31,526)	146	(1,216)
Unrecognized net loss (gain)	165,228	179,533	16,006	11,893

Net amount recognized	$235,067	$108,845	$(69,330)	$(45,661)

	Years Ended December 31,		Years Ended December 31,
	2003	2002	2003	2002
	(Dollars in thousands)
Reconciliation of Net Pension Asset (Liability)
Prepaid (accrued) pension cost, January 1,	$108,845	$11,574	$(45,661)	$(36,677)
Contributions	170,000	132,661	2,921	1,027
Net periodic pension cost	(31,637)	(29,126)	(8,922)	(7,360)
Purchase accounting recognition	(12,141)	(6,264)	(17,668)	(2,651)

Prepaid (accrued) pension cost, December 31,	$235,067	$108,845	$(69,330)	$(45,661)

The accumulated benefit obligation for the qualified plans totaled $710.9 million and $435.0 million at December 31, 2003 and 2002, respectively. For the nonqualified plans, the accumulated benefit obligation totaled $70.4 million and $43.1 million at December 31, 2003 and 2002, respectively.

Management currently does not anticipate making a contribution to the defined benefit pension plans during 2004 and is not required to make any contribution; however, management may make a discretionary contribution later in 2004 if determined appropriate.

The allocation of plan assets for the defined benefit pension plans, by asset category, is as follows:

	December 31,
	2003	2002
Allocation of Plan Assets
Equity securities	65.0%	64.8%
Debt securities	27.3	30.6
Cash equivalents	7.7	4.6

Total	100.0%	100.0%

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The plan assets included $35.1 million and $31.8 million of BB&T common stock at December 31, 2003 and 2002, respectively.

BB&T’s primary total return objective for plan assets is, over a full market cycle, to exceed the rate of inflation by at least 4% per year and to compare favorably to a universe of peer portfolios comprised of a similar group of investments. The plan assets have a long-term, indefinite time horizon that runs concurrent with the average life expectancy of the participants. As such, the Plan can assume a time horizon that extends well beyond a full market cycle, and can assume an above-average level of risk, as measured by the standard deviation of annual return. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help to generate a reasonable consistency of return. The investments are broadly diversified among economic sector, industry, quality and size in order to reduce risk and to produce incremental return. Within approved guidelines and restrictions, investment managers have wide discretion over the timing and selection of individual investments.

The target asset allocations for the plan assets include a range of 40% to 80% for equity securities, 20% to 60% for debt securities, with any remainder to be held in cash equivalents. Equities are expected to be maintained at a risk level approximately equivalent to that of the equity market as a whole, with investments generally restricted to high-quality, marketable securities of corporations with minimum market capitalization of $100 million that are actively traded. No single major industry may represent more than 25% of the total market value of the plan, and no single security may represent more than 10% of the total market value. Investments in debt securities are intended to provide both diversification and a predictable and dependent source of income, and may include appropriately liquid preferred stocks, corporate debt securities and obligations of the U.S. Government and its agencies or mutual funds investment in these types of securities. Investments in a single issuer, other than the U.S. Government, may not exceed 5% of the total market value of the plan assets. No more than 15% of the corporate debt securities in the debt securities portfolio may be rated below investment grade. Cash equivalent investments may include the highest quality commercial paper, repurchase agreements, Treasury Bills, certificates of deposit and money market funds to provide income and liquidity for expense payments.

Postretirement Benefits Other than Pension

BB&T provides certain postretirement benefits that cover employees retiring after December 31, 1995, who are eligible for participation in the BB&T pension plan and have at least ten years of service. The plan requires retiree contributions, with a subsidy by BB&T based upon years of service of the employee at the time of retirement. The subsidy may be reviewed for adjustment. The plan provides health care and life insurance benefits to retirees or their dependents. Management anticipates contributing $8.1 million to BB&T’s postretirement benefit plan during 2004.

The following actuarial assumptions were used to determine postretirement benefit plans other than pension costs and obligations:

	December 31,
	2003	2002
Actuarial Assumptions
Weighted average assumed discount rate	6.25%	6.75%
Medical trend rate—initial year	5.00	5.00
Medical trend rate—ultimate	5.00	5.00

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the components of the retiree benefit plan and the amounts recognized in the consolidated financial statements at December 31, 2003, 2002 and 2001 using a measurement date for actuarial calculations of December 31.

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net Periodic Postretirement Benefit Cost:
Service cost	$3,766	$2,482	$2,885
Interest cost	5,891	4,530	5,001
Amortization and other	986	451	749

Net periodic postretirement benefit cost	$10,643	$7,463	$8,635

		Years Ended December 31,
		2003	2002
		(Dollars in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, January 1,		$73,914	$73,239
Service cost		3,766	2,482
Interest cost		5,891	4,530
Plan participants’ contributions		3,447	1,787
Actuarial loss (gain)		17,234	(4,424)
Benefits paid		(10,383)	(3,700)
Plan amendments		2,459	—
Plans of acquired companies		25,898	—

Projected benefit obligation, December 31,		$122,226	$73,914

		Years Ended December 31,
		2003	2002
		(Dollars in thousands)
Change in Plan Assets
Fair value of plan assets, January 1,		$—	$—
Employer contributions		6,936	1,913
Plan participants’ contributions		3,447	1,787
Benefits paid		(10,383)	(3,700)

Fair value of plan assets, December 31,		$—	$—

		Years Ended December 31,
		2003	2002
		(Dollars in thousands)
Net Amount Recognized
Funded status		$(122,226)	$(73,914)
Unrecognized prior service cost		5,977	4,285
Unrecognized net actuarial (gain) loss		14,096	(5,455)
Unrecognized transition obligation		1,966	2,185

Net amount recognized		$(100,187)	$(72,899)

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2003	2002
	(Dollars in thousands)
Reconciliation of Postretirement Benefit
Prepaid (accrued) postretirement benefit, January 1,	$(72,899)	$(67,349)
Contributions	6,936	1,913
Net periodic postretirement benefit cost	(10,643)	(7,463)
Adjustment for additional claims	2,317	—
Adjustment for acquired companies	(25,898)	—

Prepaid (accrued) postretirement benefit cost, December 31,	$(100,187)	$(72,899)

	December 31, 2003
	1% Increase	1% Decrease
Impact of a 1% change in assumed health care cost on:
Service and interest costs	(0.3)%	2.4%
Accumulated postretirement benefit obligation	(1.3)	2.2

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to that provided under the Act. Due to the lack of authoritative guidance with respect to the accounting for the federal subsidy, BB&T has deferred accounting for the effect of this new legislation, and, therefore, the actuarial information in the accumulated postretirement benefit obligation or net periodic retirement benefit cost presented herein does not reflect any impact from this legislation. While accounting guidance may ultimately require changes to previously issued financial information, management currently does not anticipate that the Act will materially affect BB&T’s consolidated financial condition or consolidated results of operations.

401(k) Savings Plan

BB&T offers a 401(k) Savings Plan that permits employees with more than 90 days of service to contribute from 1% to 25% of their compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee’s compensation. BB&T’s contribution to the 401(k) Savings Plan totaled $45.7 million, $37.0 million and $31.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Other

There are various other employment contracts, deferred compensation arrangements and covenants not to compete with selected members of management and certain retirees.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Commitments and Contingencies

BB&T utilizes a variety of financial instruments to meet the financing needs of clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and financial guarantees, interest rate caps, floors and collars, interest rate swaps, swaptions, when-issued securities and forward and futures contracts. The following table presents the contractual or notional amount of these instruments:

	Contract or Notional Amount at December 31,
	2003	2002
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend, originate or purchase credit	$21,196,760	$16,818,698
Standby letters of credit and financial guarantees written	1,564,187	1,156,516
Commercial letters of credit	36,733	36,742
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Derivative financial instruments	14,608,690	11,697,739
Commitments to fund low-income housing investments	214,961	168,879
Mortgage loans sold with recourse	383,312	1,054,945

Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. As of December 31, 2003, BB&T had issued $1.6 billion in such guarantees predominantly for terms of one year or less. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in issuing these guarantees is essentially the same as that involved in extending loans to clients and as such, are collateralized when necessary. At December 31, 2003, BB&T’s estimated liability for losses on standby letters of credit and financial guarantees written was $0.7 million, which was included in other liabilities.

In the ordinary course of business, BB&T indemnifies its officers and directors to the fullest extent permitted by law against liabilities arising from pending or threatened litigation. BB&T also issues standard representation warranties in underwriting agreements, merger and acquisition agreements, loan sales (see Note 8), brokerage activities and other similar arrangements. Counterparties in many of these indemnifications provide similar indemnifications to BB&T. Although these agreements often do not specify limitations, BB&T has not been required to act on the guarantees and does not believe that any payments pursuant to them would materially change the financial condition or results of operations as presented herein.

Merger and acquisition agreements of businesses other than financial institutions occasionally include additional incentives to the acquired entities to offset the loss of future cash flows previously received through ownership positions. Typically, these incentives are based on the acquired entity’s contribution to BB&T’s earnings compared to agreed-upon amounts. When offered, these incentives are issued for terms of three to eight years. In the aggregate, the maximum potential contingent consideration included in such agreements is $15.9 million over the next five years.

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

BB&T invests in certain low income housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial policies of the partnerships. BB&T’s subsidiary banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund low income housing investments totaled $215.0 million and $168.9 million at December 31, 2003 and 2002, respectively.

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

NOTE 15.    Regulatory Requirements and Other Restrictions

BB&T’s subsidiary banks are required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2003, the net reserve requirement amounted to $89.7 million.

BB&T’s subsidiary banks are prohibited from paying dividends from their capital stock and additional paid-in capital accounts and are required by regulatory authorities to maintain minimum capital levels. Subject to restrictions imposed by state laws and federal regulations, the Boards of Directors of the subsidiary banks could have declared dividends to the parent company from their retained earnings up to $2.3 billion at December 31, 2003; however, to remain well-capitalized under federal guidelines, the Banks would have limited total additional dividends to $990.0 million.

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on BB&T’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of BB&T’s assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2003, BB&T and each of the Subsidiary Banks were classified as “well capitalized”.

Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides summary information regarding regulatory capital for BB&T and its significant banking subsidiaries as of December 31, 2003 and 2002:

	December 31, 2003			December 31, 2002
	Actual Capital		Minimum Capital Requirement	Actual Capital		Minimum Capital Requirement
	Ratio	Amount		Ratio	Amount
	(Dollars in thousands)
Tier 1 Capital
BB&T	9.4%	$6,166,160	$2,620,474	9.2%	$5,290,310	$2,308,052
Branch Bank	9.5	4,613,526	1,944,023	10.2	4,605,285	1,812,952
BB&T—SC	9.7	462,545	189,861	10.3	488,599	188,914
BB&T—VA	12.3	1,450,244	472,701	10.8	781,546	288,180
Total Capital
BB&T	12.5	8,211,674	5,240,948	13.4	7,741,048	4,616,105
Branch Bank	11.2	5,421,022	3,888,046	11.9	5,385,759	3,625,904
BB&T—SC	11.0	522,205	379,722	11.6	547,882	377,827
BB&T—VA	13.3	1,565,833	945,401	12.1	871,821	576,360
Leverage Capital
BB&T	7.2	6,166,160	2,584,715	6.9	5,290,310	2,286,287
Branch Bank	7.1	4,613,526	1,937,649	7.4	4,605,285	1,863,808
BB&T—SC	7.9	462,545	176,000	7.8	488,599	188,000
BB&T—VA	7.5	1,450,244	583,952	7.0	781,546	335,829

NOTE 16.    Parent Company Financial Statements

Parent Company

Condensed Balance Sheets

December 31, 2003 and 2002

	2003	2002
	(Dollars in thousands)
Assets
Cash and due from banks	$17,537	$12,104
Interest-bearing bank balances	1,871,734	721,202
Securities available for sale at fair value	17,246	13,706
Investment in banking subsidiaries	10,359,772	8,041,583
Investment in other subsidiaries	1,248,767	1,166,072

Total investments in subsidiaries	11,608,539	9,207,655

Advances to banking subsidiaries	—	100,500
Advances to other subsidiaries	405,500	356,000
Premises and equipment	4,542	4,707
Other assets	202,020	159,755

Total assets	$14,127,118	$10,575,629

Liabilities and Shareholders’ Equity
Short-term borrowed funds	$1,023,153	$786,273
Dividends payable	175,944	136,473
Accounts payable and accrued liabilities	27,630	12,869
Long-term debt	2,965,660	2,252,100

Total liabilities	4,192,387	3,187,715

Total shareholders’ equity	9,934,731	7,387,914

Total liabilities and shareholders’ equity	$14,127,118	$10,575,629

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company

Condensed Income Statements

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands)
Income
Dividends from bank subsidiaries	$1,478,907	$1,110,449	$619,719
Dividends from nonbank subsidiaries	24,836	52,260	82,043
Interest and other income from subsidiaries	30,316	66,179	118,373
Other income (loss)	(734)	1,094	5,484

Total income	1,533,325	1,229,982	825,619

Expenses
Interest expense	86,455	98,019	103,562
Other expenses	20,743	20,391	43,503

Total expenses	107,198	118,410	147,065

Income before income taxes and equity in undistributed earnings of subsidiaries	1,426,127	1,111,572	678,554
Income tax benefit	22,606	16,906	6,435

Income before equity in undistributed earnings of subsidiaries	1,448,733	1,128,478	684,989
Equity in earnings of subsidiaries (less than) in excess of dividends from subsidiaries	(383,830)	174,531	288,649

Net income	$1,064,903	$1,303,009	$973,638

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company

Condensed Statements of Cash Flows

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$1,064,903	$1,303,009	$973,638
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries less than (in excess of) dividends from subsidiaries	383,830	(174,531)	(288,649)
Depreciation of premises and equipment	522	164	417
Amortization of unearned compensation	180	2,052	4,402
Discount accretion and premium amortization	(585)	(707)	(845)
Loss (gain) on sales of securities	128	(74)	(2,944)
Decrease (increase) in other assets	(54,578)	217,997	(21,734)
Increase (decrease) in accounts payable and accrued liabilities	(21,138)	(35,142)	(7,483)
Other, net	—	2,395	—

Net cash provided by operating activities	1,373,262	1,315,163	656,802

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	2,034	582	37,583
Purchases of securities available for sale	(223)	(37)	(185)
Investment in subsidiaries	(54,666)	(231,600)	(503,216)
Advances to subsidiaries	(1,292,403)	(1,372,630)	(1,703,339)
Proceeds from repayment of advances to subsidiaries	1,584,532	1,257,895	1,696,839
Net cash (paid) received in purchase accounting transactions	(1,726)	(101,151)	42,123
Other, net	(2,966)	2,189	—

Net cash provided by (used in) investing activities	234,582	(444,752)	(430,195)

Cash Flows From Financing Activities:
Net increase (decrease) in long-term debt	746,030	493,510	644,298
Net increase (decrease) in short-term borrowed funds	178,938	(42,582)	29,724
Net proceeds from common stock issued	49,182	60,078	61,359
Redemption of common stock	(797,911)	(800,667)	(510,305)
Cash dividends paid on common stock	(628,118)	(521,878)	(433,570)

Net cash (used in) provided by financing activities	(451,879)	(811,539)	(208,494)

Net Increase (Decrease) in Cash and Cash Equivalents	1,155,965	58,872	18,113
Cash and Cash Equivalents at Beginning of Year	733,306	674,434	656,321

Cash and Cash Equivalents at End of Year	$1,889,271	$733,306	$674,434

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    Disclosures about Fair Value of Financial Instruments

A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity on potentially favorable or unfavorable terms.

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

Off-balance sheet contractual commitments: The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair values also consider the difference between current levels of interest rates and the committed rates. The fair values of guarantees and letters of credit are estimated based on the counterparties’ creditworthiness and average default rates for loan products with similar risks. The fair values of commitments to fund low-income housing investments are estimated using the net present value of future commitments.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the carrying amounts and fair values of BB&T’s financial assets and liabilities:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$2,821,967	$2,821,967	$2,372,220	$2,372,220
Trading securities	693,819	693,819	148,488	148,488
Securities available for sale	15,562,954	15,562,954	17,599,477	17,599,477
Securities held to maturity	60,122	60,125	55,523	55,512
Derivative assets	183,500	183,500	216,221	216,221
Loans and leases, net of unearned income:
Loans	59,625,908	60,033,308	50,990,840	51,453,640
Leases	2,679,478	N/A	2,527,173	N/A
Allowance for losses	(784,937)	N/A	(723,685)	N/A

Net loans and leases	$61,520,449		$52,794,328

Financial liabilities:
Deposits	$59,349,785	59,670,878	$51,280,016	51,642,234
Short-term borrowed funds	7,334,900	7,334,900	5,396,959	5,396,959
Derivative liabilities	47,475	47,475	66,723	66,723
Long-term debt	10,805,585	11,670,985	13,586,037	15,033,010
Capitalized leases	2,115	N/A	1,804	N/A

NA—not applicable.

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments:

	December 31,
	2003		2002
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in thousands)
Off-balance sheet contractual commitments
Commitments to extend, originate or purchase credit	$21,196,760	$(26,331)	$16,818,698	$(21,274)
Mortgage loans sold with recourse	383,312	(958)	1,054,945	(2,637)
Standby and commercial letters of credit and financial guarantees written	1,600,920	(1,386)	1,193,258	(2,983)
Commitments to fund low-income housing investments	214,961	195,337	168,879	146,716

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    Derivative Financial Instruments

The following table sets forth certain information concerning BB&T’s derivative financial instruments at December 31, 2003:

Derivative Financial Instruments

December 31, 2003

(Dollars in thousands)

	Notional Amount	Average Receive Rate	Average Pay Rate	Estimated Fair Value
Type
Receive fixed swaps	$7,165,164	4.57%	1.77%	$133,480
Pay fixed swaps	622,031	1.32	3.68	(16,425)
Forward starting receive fixed swaps	150,000	—	—	54
Forward starting pay fixed swaps	1,500,000	—	—	(6,285)
Caps, floors & collars	1,369,467	—	—	5,283
Foreign exchange contracts	191,858	—	—	40
Futures contracts	6,925	—	—	6
Interest rate lock commitments	82,913	—	—	910
Forward commitments	395,332	—	—	(1,941)
Receive fixed swaptions	800,000	—	—	22,697
Pay fixed swaptions	1,400,000	—	—	(11,521)
When-issued securities	900,000	—	—	9,641
Options on contracts purchased	25,000	—	—	86

Total	$14,608,690			$136,025

The following table discloses data with respect to BB&T’s derivative financial instruments:

Derivative Classifications and Hedging Relationships

December 31, 2003

(Dollars in thousands)

	Notional Amount	Fair Value
		Gain	Loss
Derivatives Designated as Cash Flow Hedges:
Hedging Business Loans	$4,150,000	$52,084	$74
Hedging Certificates of Deposits and Short-term Borrowed Funds	2,750,000	5,283	6,285

Derivatives Designated as Fair Value Hedges:
Hedging Business Loans	6,867	—	287
Hedging Long-term Debt	2,400,000	71,725	6,393

Derivatives Not Designated as Hedges	5,301,823	54,408	34,436

Total	$14,608,690	$183,500	$47,475

At December 31, 2003, BB&T had designated $2.4 billion in notional value of derivatives as fair value hedges. These derivatives had a net unrealized gain of approximately $65.0 million at December 31, 2003 with instruments in a gain position with a fair value of $71.7 million recorded in other assets and instruments in a loss position with a fair value of $6.7 million recorded in other liabilities. There was no impact on earnings during the period resulting from fair value hedge ineffectiveness since all BB&T’s fair value hedges qualify for the “short cut method” assumption of no ineffectiveness under the provisions of SFAS No. 133.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T had also designated $6.9 billion in notional value of derivatives as cash flow hedges at December 31, 2003. These instruments had a net estimated fair value of $51.0 million at the end of the year. The effect on earnings resulting from the ineffectiveness of cash flow hedges was not material.

At December 31, 2003, accumulated other comprehensive income included $10.4 million of net unrecognized gains attributable to cash flow hedges. A total of $39.2 million of unrecognized gains is expected to be reclassified into earnings with the next 12 months.

Accumulated other comprehensive income included $28.6 million in unrecognized gains on interest rate swaps hedging variable interest payments on business loans and $18.2 million in unrecognized losses on interest rate caps hedging variable interest payments on short-term borrowed funds. BB&T has substantial business loans and short-term borrowings that expose it to variability in cash flows for interest payments. The risk management objective is to hedge the variability in these interest payments. This objective is met by entering into interest swaps and interest rate caps that fix the interest payments when interest rates on the hedged item exceed the predetermined rate. These gains or losses will be reclassified from accumulated other comprehensive income to earnings as the interest payments on the hedged item affect earnings. Immediate reclassification would only be required if it becomes probable the hedged transactions will not occur.

BB&T also held $5.3 billion in notional value of derivatives not designated as hedges at December 31, 2003. These instruments were in a net gain position with a net estimated fair value of $20.0 million. Changes in the fair value of these derivatives are reflected in other noninterest income. Derivatives not designated as a hedge in the notional amount of $3.8 billion have been entered into as risk management instruments for mortgage servicing rights and mortgage banking operations, and in the notional amount of $1.5 billion have been entered into to facilitate transactions on behalf of BB&T’s clients. In order to reduce financial risk, BB&T typically also simultaneously enters into a derivative financial instrument with substantially similar offsetting terms to the derivative instrument entered into on behalf of clients with an unrelated third party.

All of BB&T’s cash flow hedges are hedging exposure to variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments. The maximum length of time over which BB&T is hedging its exposure to the variability in future cash flows for forecasted transactions related to variable interest payments on existing financial instruments is 6.8 years.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. As of December 31, 2003, BB&T had received cash collateral of approximately $62.3 million. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivatives contracts at December 31, 2003 was not material.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T CORPORATION AND SUBSIDIARIES

COMPUTATION OF EARNINGS PER SHARE

For the Periods as Indicated

Note 19.    Computation of Earnings Per Share

The basic and diluted earnings per share calculations are presented in the following table:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Income before cumulative effect of change in accounting principle	$1,064,903	$1,293,229	$973,638
Cumulative effect of change in accounting principle	—	9,780	—

Net income	$1,064,903	$1,303,009	$973,638

Weighted average number of common shares outstanding during period	509,850,763	473,303,770	453,188,403

Basic earnings per share
Income before cumulative effect of change in accounting principle	$2.09	$2.73	$2.15
Cumulative effect of change in accounting principle	—	.02	—

Net income	$2.09	$2.75	$2.15

Diluted Earnings Per Share:
Income before cumulative effect of change in accounting principle	$1,064,903	$1,293,229	$973,638
Cumulative effect of change in accounting principle	—	9,780	—

Net Income	$1,064,903	$1,303,009	$973,638

Weighted average number of common shares outstanding during period	509,850,763	473,303,770	453,188,403
Add:
Dilutive effect of outstanding options (as determined by application of the treasury stock method)	4,231,629	5,488,788	6,080,927

Weighted average number of common shares, as adjusted	514,082,392	478,792,558	459,269,330

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$2.07	$2.70	$2.12
Cumulative effect of change in accounting principle	—	.02	—

Net income	$2.07	$2.72	$2.12

At December 31, 2003, 2002 and 2001, BB&T had antidilutive stock options totaling 378,078; 35,388 and 171,450, respectively.

NOTE 20.    Operating Segments

BB&T’s operations are divided into seven reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Insurance Services, Specialized Lending, Investment Banking and Brokerage, and Treasury. These operating segments have been identified primarily based on BB&T’s organizational structure. The segments require unique technology and marketing strategies and offer different products and services. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T emphasizes revenue growth by focusing on client service, sales effectiveness and relationship management. The segment results contained herein are presented based on internal management accounting policies that were designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. Therefore, the performance of the segments is not comparable with BB&T’s consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

The management accounting process uses various estimates and expense allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, BB&T allocates capital, funding charges and credits, an economic provision for loan and lease losses, certain noninterest expenses and income tax provisions to each segment, as applicable. Also, to promote revenue growth and provide a basis for employee incentives, certain revenues of Mortgage Banking, Trust Services, Insurance Services, Specialized Lending, and the Investment Banking and Brokerage segments are reflected in the individual segment results and also allocated to the Banking Network. This double counting of revenue is reflected in intersegment noninterest revenues and eliminated to arrive at consolidated results. Expense allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

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

BB&T has implemented an extensive noninterest expense allocation process to support organizational profitability measurement. BB&T allocates expenses to the reportable segments based on various methodologies, including the volume and amount of loans and deposits, amount of total assets and liabilities and the full-time equivalent employees assigned to the segment. A portion of corporate overhead expense is not allocated, but is reflected as other expenses in the accompanying tables. Income taxes are allocated to the various segments using effective tax rates.

BB&T utilizes a funds transfer pricing (“FTP”) system to eliminate the effect of interest rate risk from the segments’ net interest income because such risk is centrally managed within the Treasury segment. The FTP

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

system credits or charges the segments with the true value or cost of the funds the segments create or use. The FTP system provides a funds credit for sources of funds and a funds charge for the use of funds by each segment. The net FTP credit or charge is reflected as net intersegment interest income (expense) in the accompanying tables.

Banking Network

BB&T’s Banking Network serves individual and business clients by offering a variety of loan and deposit products and other financial services. The Banking Network is primarily responsible for serving client relationships, and, therefore, is credited with revenue from the Mortgage Banking, Trust Services, Insurance Services, Investment Banking and Brokerage, and Specialized Lending segments, which is reflected in intersegment noninterest income.

Mortgage Banking

The Mortgage Banking segment retains and services mortgage loans originated by the Banking Network as well as those purchased from various correspondent originators. Mortgage loan products include fixed- and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. Fixed-rate mortgage loans are typically sold to government agencies with servicing rights retained by BB&T, while adjustable-rate loans are typically held in the portfolio. The Mortgage Banking segment earns interest on loans held in the warehouse and portfolio, fee income from the origination and servicing of mortgage loans and recognizes gains or losses from the sale of mortgage loans. The Banking Network receives an interoffice credit for the origination of loans and servicing rights which is reflected in the accompanying tables as intersegment noninterest income. The interoffice credit is offset with a corresponding charge to the Corporate Office, which is reflected as part of elimination of management accounting practices in the accompanying tables reconciling segment results to consolidated results.

Trust Services

BB&T’s Trust Services segment provides personal trust administration, estate planning, investment counseling, asset management, wealth management, employee benefits services, and corporate trust services to individuals, corporations, institutions, foundations and government entities. The Banking Network receives an interoffice credit for trust fees in the initial year the account is referred which is reflected in the accompanying tables as intersegment noninterest income. The interoffice credit is offset with a corresponding charge to the Corporate Office, which is reflected as part of elimination of management accounting practices in the accompanying tables reconciling segment results to consolidated results.

Insurance Services

BB&T operates the 8th largest independent insurance agency network in the nation. BB&T Insurance Services provides property and casualty, life and health insurance to businesses and individuals. It also provides small business and corporate products, such as workers compensation and professional liability, as well as surety coverage and title insurance. The Banking Network receives credit for insurance commissions on referred accounts which is reflected in the accompanying tables as intersegment noninterest income. The credit is offset with a corresponding charge to the Corporate Office which reflected as part of elimination of management accounting practices in the accompanying tables reconciling segment results to consolidated results.

Specialized Lending

BB&T’s Specialized Lending segment consists of seven wholly-owned subsidiaries that provide specialty finance alternatives to consumers and businesses including: commercial factoring services, dealer-based financing of equipment for both small businesses and consumers, commercial fleet vehicle and equipment leasing, direct

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consumer finance, insurance premium finance, nonconforming mortgage lending, indirect sub-prime automobile finance, and full service commercial mortgage banking. Bank clients as well as non-bank clients within and outside BB&T’s primary geographic market area are served by these companies. The Banking Network receives credit for referrals to these companies which is reflected in the accompanying tables as intersegment noninterest income. The credit is offset with a corresponding charge to the Corporate Office which is reflected as part of elimination of management accounting practices in the accompanying tables reconciling segment results to consolidated results.

Investment Banking and Brokerage

BB&T’s Investment Banking and Brokerage segment offers clients investment alternatives, including discount brokerage services, fixed-rate and variable-rate annuities, and mutual funds through BB&T Investment Services, Inc., a subsidiary of Branch Bank. The Investment Banking and Brokerage segment includes Scott & Stringfellow, Inc., a full-service brokerage and investment banking firm headquartered in Richmond, Virginia. Scott & Stringfellow specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. The Banking Network is credited for investment service revenues on referred accounts. This credit is offset with a corresponding charge to the Corporate Office, which is reflected as part of elimination of management accounting practices in the accompanying tables reconciling segment results to consolidated results.

Treasury

BB&T’s Treasury segment is responsible for the management of the securities portfolios, overall balance sheet funding and liquidity, and overall management of interest rate risk.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present selected financial information for BB&T’s reportable business segments for the years ended December 31, 2003, 2002 and 2001:

BB&T Corporation

Reportable Segments

For the Years Ended December 31, 2003, 2002 and 2001

	Banking Network			Mortgage Banking			Trust Services			Insurance Services			Specialized Lending
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(Dollars in thousands)
Net interest income (expense) from external customers	$1,689,466	$1,492,450	$1,429,954	$678,557	$636,212	$613,891	$(13,178)	$(20,445)	$(36,357)	$1,598	$1,763	$825	$224,687	$185,873	$142,948
Net intersegment interest income (expense)	730,444	660,390	585,737	(294,995)	(327,161)	(454,908)	36,202	47,908	48,723	—	—	—	—	—	—

Total net interest income	2,419,910	2,152,840	2,015,691	383,562	309,051	158,983	23,024	27,463	12,366	1,598	1,763	825	224,687	185,873	142,948
Provision for loan and lease losses	225,478	215,769	213,924	6,912	3,271	3,158	—	—	—	—	—	—	87,741	62,927	42,833
Noninterest income from external customers	705,114	587,700	544,381	163,328	44,939	69,341	116,021	97,914	92,172	373,002	288,658	170,006	54,717	58,083	52,066
Intersegment noninterest income	451,622	346,111	239,608	—	—	—	—	—	—	—	—	—	—	—	—
Noninterest expense	1,262,895	1,067,380	1,029,806	56,245	47,996	24,835	90,786	79,896	60,068	277,847	221,051	123,385	116,696	108,354	104,951
Allocated corporate expenses	496,131	579,017	504,080	11,665	29,525	26,390	8,273	8,565	3,165	14,956	23,732	4,236	9,356	12,716	2,346

Income before income taxes	1,592,142	1,224,485	1,051,870	472,068	273,198	173,941	39,986	36,916	41,305	81,797	45,638	43,210	65,611	59,959	44,884
Provision for income taxes	483,894	342,610	302,801	145,610	76,949	54,020	12,201	10,428	11,476	31,703	18,175	17,105	20,271	21,360	15,925

Segment net income	$1,108,248	$881,875	$749,069	$326,458	$196,249	$119,921	$27,785	$26,488	$29,829	$50,094	$27,463	$26,105	$45,340	$38,599	$28,959

Identifiable segment assets	$47,453,414	$39,927,325	$38,122,329	$12,246,128	$10,709,260	$8,985,056	$83,616	$78,673	$62,723	$699,679	$551,659	$126,803	$2,082,228	$1,780,414	$1,414,943

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T Corporation

Reportable Segments

For the Years Ended December 31, 2003, 2002 and 2001—continued

	Investment Banking and Brokerage			Treasury			All Other Segments (1)			Intersegment Eliminations			Total Segments
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(Dollars in thousands)
Net interest income (expense) from external customers	$6,748	$7,474	$8,789	$261,566	$205,301	$237,725	$221,824	$173,427	$160,907	$—	$—	—	$3,071,268	$2,682,055	$2,558,682
Net intersegment interest income (expense)	—	—	—	5,547	16,848	36,591	—	—	50	(477,198)	(397,985)	(216,193)	—	—	—

Total net interest income	6,748	7,474	8,789	267,113	222,149	274,316	221,824	173,427	160,957	(477,198)	(397,985)	(216,193)	3,071,268	2,682,055	2,558,682
Provision for loan and lease losses	—	—	—	154	142	133	39,995	31,228	21,891	—	—	—	360,280	313,337	281,939
Noninterest income from external customers	252,891	215,747	180,976	208,254	250,179	48,588	197,020	121,550	101,167	—	—	—	2,070,347	1,664,770	1,258,697
Intersegment noninterest income	—	—	—	—	—	—	—	—	—	(451,622)	(346,111)	(239,608)	—	—	—
Noninterest expense	215,925	191,638	180,730	15,984	15,054	7,606	105,063	38,111	16,348	—	—	—	2,141,441	1,769,480	1,547,729
Allocated corporate expenses	9,010	14,771	1,591	991	1,691	1,945	13,740	11,419	9,398	—	—	—	564,122	681,436	553,151

Income before income taxes	34,704	16,812	7,444	458,238	455,441	313,220	260,046	214,219	214,487	(928,820)	(744,096)	(455,801)	2,075,772	1,582,572	1,434,560
Provision for income taxes	13,390	6,474	2,527	117,831	124,764	79,250	158,762	48,927	24,418	(303,724)	(207,603)	(122,155)	679,938	442,084	385,367

Segment net income	$21,314	$10,338	$4,917	$340,407	$330,677	$233,970	$101,284	$165,292	$190,069	$(625,096)	$(536,493)	$(333,646)	$1,395,834	$1,140,488	$1,049,193

Identifiable segment assets	$947,479	$982,755	$702,050	$20,296,888	$20,482,087	$16,209,134	$4,414,341	$5,767,429	$3,286,582	$—	$—	$—	$88,223,773	$80,279,602	$68,909,620

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of segment results to consolidated results:

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net Interest Income
Net interest income from segments	$3,071,268	$2,682,055	$2,558,682
Other net interest income (expense) (1)	283,850	(366,980)	(545,679)
Elimination of management accounting practices (2)	(384,541)	(293,493)	(248,880)
Other, net (3)	111,428	725,878	669,556

Consolidated net interest income	$3,082,005	$2,747,460	$2,433,679

Net income
Net income from segments	$1,395,834	$1,140,488	$1,049,193
Other net income (loss) (1)	214,557	(478,722)	245,514
Elimination of management accounting practices (2)	(405,599)	(112,192)	(29,387)
Other, net (3)	(139,889)	753,435	(291,682)

Consolidated net income	$1,064,903	$1,303,009	$973,638

	December 31,
	2003	2002	2001
Total Assets
Total assets from segments	$88,223,773	$80,279,602	$68,909,620
Other, net (1,3)	2,242,840	(62,786)	1,960,325

Consolidated total assets	$90,466,613	$80,216,816	$70,869,945

(1)	Other net interest income (expense), other net income (loss) and other, net, include amounts applicable to BB&T’s support functions that are not allocated to the reported segments.

(2)	BB&T’s reconciliation of total segment results to consolidated results requires the elimination of the internal management accounting practices. These adjustments include the elimination of the funds transfer pricing credits and charges and the elimination of the estimates and allocated amounts which are described above.

(3)	Reflect intercompany eliminations to arrive at consolidated results.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 8, 2004:

BB&T CORPORATION
(Registrant)

By:	/s/ JOHN A. ALLISON, IV
John A. Allison, IV Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 8, 2004.

/s/ JOHN A. ALLISON, IV
John A. Allison, IV Chairman of the Board and Chief Executive Officer

/s/ SCOTT E. REED
Scott E. Reed Senior Executive Vice President and Chief Financial Officer

/s/ EDWARD D.VEST
Edward D.Vest Senior Vice President and Corporate Controller

A Majority of the Directors of the Registrant are included.

/s/ JENNIFER S. BANNER
Jennifer S. Banner Director
/s/ NELLE RATRIE CHILTON
Nelle Ratrie Chilton Director
/s/ ALFRED E. CLEVELAND
Alfred E. Cleveland Director
/s/ RONALD E. DEAL
Ronald E. Deal Director
/s/ TOM D. EFIRD
Tom D. Efird Director
/s/ BARRY J. FITZPATRICK
Barry J. Fitzpatrick Director
/s/ LLOYD VINCENT HACKLEY
Lloyd Vincent Hackley Director
/s/ JANE P. HELM
Jane P. Helm Director
/s/ J. ERNEST LATHEM, M.D.
J. Ernest Lathem, M.D. Director
/s/ JAMES H. MAYNARD
James H. Maynard Director
/s/ ALBERT O. MCCAULEY
Albert O. McCauley Director
/s/ J. HOLMES MORRISON
J. Holmes Morrison Director
/s/ RICHARD L. PLAYER, JR.
Richard L. Player, Jr. Director

/s/ NIDO R. QUBEIN
Nido R. Qubein Director

/s/ E. RHONE SASSER

E. Rhone Sasser Director

/s/ JACK E. SHAW

Jack E. Shaw Director

/s/ ALBERT F. ZETTLEMOYER

Albert F. Zettlemoyer Director

EXHIBIT INDEX

Exhibit No.	Description	Location

2(a)	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(b)	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(c)	Agreement and Plan of Reorganization dated as of November 1, 1996 between the Registrant and United Carolina Bancshares Corporation, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

2(d)	Agreement of Plan of Reorganization dated as of October 29, 1997 between the Registrant and Life Bancorp, Inc.	Incorporated herein by reference to Registration No. 33-44183.

2(e)	Agreement and Plan of Reorganization dated as of February 6, 2000 between the Registrant and One Valley Bancorp, Inc.	Incorporated herein by reference to Exhibit 99.1 filed in the Current Report on Form 8-K, dated February 9, 2000.

2(f)	Agreement and Plan of Reorganization dated as of January 20, 2003 between the Registrant and First Virginia Banks, Inc.	Incorporated herein by reference to Registration No. 333-103832.

3(a)(i)	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

3(a)(ii)	Articles of Amendment of Articles of Incorporation.	Incorporated herein by reference to Exhibit 3(a)(ii) filed in the Annual Report on Form 10-K, filed March 18, 1998.

3(b)(i)	Bylaws of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(b) filed in the Annual Report on Form 10-K, filed March 18, 1998.

3(b)(ii)	Articles of Amendment of the Bylaws of the Registrant.	Incorporated herein by reference to Exhibit 3(b)(ii) filed in the Quarterly Report on Form 10-Q, filed May 13, 2002.

4(a)	Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant related to Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

4(b)	Rights Agreement dated as of December 17, 1996 between the Registrant and Branch Banking and Trust Company, Rights Agent.	Incorporated herein by reference to Exhibit 1 filed under Form 8-A, filed January 10, 1997.

4(c)	Subordinated Indenture (including Form of Subordinated Debt Security) between the Registrant and State Street Bank and Trust Company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Registration No. 333-02899.

4(d)	Senior Indenture (including Form of Senior Debt Security) between the Registrant and State Street Bank and Trust Company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Registration No. 333-02899.

Exhibit No.	Description	Location

4(e)	First Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of December 23, 2003.	Incorporated herein by reference to Exhibit 4 of the Current Report on Form 8-K, filed December 23, 2003.

10(a)*	Death Benefit Only Plan, Dated April 23, 1990, by and between Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration No. 33-33984.

10(b)*	BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K, filed March 17, 1997.

10(c)*	BB&T Corporation 1994 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Registration No. 33-57865.

10(d)*	Settlement and Non-Compete Agreement, dated February 28, 1995, by and between the Registrant and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration No. 33-56437.

10(e)*	Settlement Agreement, Waiver and General Release dated September 19, 1994, by and between the Registrant, Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and Gary E. Carlton.	Incorporated herein by reference to Registration No. 33-56437.

10(f)*	BB&T Corporation 1995 Omnibus Stock Incentive Plan, as amended though February 25, 2003.	Incorporated herein by reference to Exhibit 99 of the Registration Statement on Form S-8, filed May 2, 2003.

10(g)*	Branch Banking and Trust Company Long-Term Incentive Plan.	Incorporated by reference to the identified exhibit under the Quarterly Report on Form 10-Q, filed May 14, 1991.

10(h)*	Branch Banking and Trust Company Executive Incentive Compensation Plan.	Incorporated by reference to the identified exhibit under the Annual Report on Form 10-K, filed February 22, 1985.

10(i)*	Southern National Deferred Compensation Plan for Key Executives.	Incorporated herein by reference to Exhibit 10(j) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10(j)*	BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10(k) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10(k)*	BB&T Corporation Supplemental Executive Retirement Plan.	Incorporated herein by reference to Exhibit 10(l) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10(l)*	Southern National Non-Qualified Defined Benefit Plan (amended October 28, 1997 and October 28, 2003).	Filed herewith.

10(m)*	Settlement and Noncompetition Agreement, dated July 1, 1997, by and between the Registrant and E. Rhone Sasser.	Incorporated herein by reference to Exhibit 10(m) filed in the Annual Report on Form 10-K, filed March 18, 1998.

10(n)*	BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees (amended and restated effective November 1, 2001).	Incorporated herein by Reference to Exhibit 10(n) filed in the Annual Report on Form 10-K, filed March 15, 2002.

Exhibit No.	Description	Location

10(o)	Scott & Stringfellow, Inc. Executive and Employee Retention Plan.	Incorporated herein by reference to Registration No. 333-81471.

10(p)*	BB&T Corporation Non-Qualified Defined Contribution Plan (amended and restated November 1, 2001).	Incorporated herein by reference to Exhibit 10(p) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10(q)*	BB&T Corporation Amended and Restated 1996 Short-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10(q) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(r)*	Employment Agreement, dated February 6, 2000, by and between the Registrant and J. Holmes Morrison.	Incorporated herein by reference to Exhibit 10(s) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(s)*	Amendment to BB&T Corporation Nonqualified Defined Contribution Plan.	Incorporated herein by reference to Exhibit 10(u) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(t)*	BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan (amended and restated effective November 1, 2001).	Incorporated herein by reference to Exhibit 10(v) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10(u)*	Amendment to the BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees.	Incorporated herein by reference to Exhibit 10(w) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(v)*	BB&T Corporation Non-Qualified Deferred Compensation Trust (amended and restated effective November 1, 2001).	Incorporated herein by reference to Exhibit 10(x) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10(w)*	2001 Declaration of Amendment to BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan	Incorporated herein by reference to Exhibit 10(y) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10(x)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and John A. Allison IV	Incorporated by reference to Exhibit 10 (z) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(y)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and W. Kendall Chalk	Incorporated by reference to Exhibit 10 (aa) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(z)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Robert E. Greene	Incorporated by reference to Exhibit 10 (ab) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(aa)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Kelly S. King	Incorporated by reference to Exhibit 10 (ad) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(ab)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Scott E. Reed	Incorporated by reference to Exhibit 10 (ae) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(ac)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Henry G. Williamson, Jr.	Incorporated by reference to Exhibit 10 (af) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(ad)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and C. Leon Wilson, III	Incorporated by reference to Exhibit 10 (ag) in the Quarterly Report on Form 10-Q filed May 13, 2002.

Exhibit No.	Description	Location

10(ae)*	Employment Agreement, dated January 20, 2003 by and between Branch Banking and Trust Co. of Virginia and Barry J. Fitzpatrick.	Filed herewith.

10(af)*	Employment Agreement, dated November 10, 2003 by and among the Registrant, Branch Banking and Trust Co. and Barbara F. Duck.	Filed herewith.

10(ag)*	Employment Agreement, dated November 10, 2003 by and among the Registrant, Branch Banking and Trust Co. and Steven B. Wiggs.	Filed herewith.

10(ah)*	Special Pay Agreement, dated January 20, 2003 by and between First Virginia Banks, Inc. and Barry J. Fitzpatrick.	Filed herewith.

10(ai)*	First Virginia Banks, Inc. 1983 Directors’ Deferred Compensation Plan; First Virginia Banks, Inc. 1986 Directors’ Deferred Compensation Plan (and amendments thereto).	Filed herewith.

10(aj)*	First Virginia Banks, Inc. Key Employee Salary Reduction Deferred Compensation Plan; First Virginia Banks, Inc. 1986 Key Employee Salary Reduction Deferred Compensation Plan.	Filed herewith.

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note 19.

21	Subsidiaries of the Registrant	Filed herewith.

22	Proxy Statement for the 2004 Annual Meeting of Shareholders.	Future filing incorporated by reference pursuant to General Instruction G(3).

23(a)	Consent of PricewaterhouseCoopers LLP	Filed herewith.

23(b)	Consent of Arthur Andersen LLP	Filed herewith.

23(c)	Opinion of PricewaterhouseCoopers LLP	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

99.1	Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP	Filed herewith.

*	Management compensatory plan or arrangement.