Form 10-Q
period 2004-03-31
BB&T CORP
filed 2004-05-07
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2004

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

At April 30, 2004, 554,684,884 shares of the registrant's common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

March 31, 2004

BB&T Corporation          Page 1          First Quarter 2004 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2004	2003

Assets
Cash and due from banks	$1,867,913	$2,217,961
Interest-bearing deposits with banks	250,179	271,157
Federal funds sold and securities purchased under resale agreements or
similar arrangements	260,113	332,849
Trading securities at fair value	364,481	693,819
Securities available for sale at fair value	17,584,687	15,562,954
Securities held to maturity at amortized cost (fair value:$125 at March 31, 2004
and $60,125 at December 31, 2003)	125	60,122
Loans held for sale	1,220,935	725,459
Loans and leases, net of unearned income	63,150,151	61,579,927
Allowance for loan and lease losses	(790,271)	(784,937)

Loans and leases, net	62,359,880	60,794,990

Premises and equipment, net of accumulated depreciation	1,227,251	1,201,342
Goodwill	3,837,956	3,616,526
Core deposit and other intangible assets	552,527	401,944
Other assets	4,755,456	4,587,490

Total assets	$94,281,503	$90,466,613

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$11,500,136	$11,098,251
Savings and interest checking	4,379,735	4,307,069
Money rate savings	20,569,144	20,348,969
Certificates of deposit and other time deposits	27,675,877	23,595,496

Total deposits	64,124,892	59,349,785

Short-term borrowed funds	5,748,572	7,334,900
Long-term debt	10,625,382	10,807,700
Accounts payable and other liabilities	3,355,829	3,039,497

Total liabilities	83,854,675	80,531,882

Shareholders' equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or
outstanding at March 31, 2004 or at December 31, 2003	--	--
Common stock, $5 par, 1,000,000,000 shares authorized;
548,022,164 issued and outstanding at March 31, 2004, and
541,942,987 issued and outstanding at December 31, 2003	2,740,111	2,709,715
Additional paid-in capital	3,072,975	2,893,812
Retained earnings	4,462,600	4,309,635
Unvested restricted stock	(264)	(310)
Accumulated other comprehensive income, net of deferred income
taxes of $82,613 at March 31, 2004, and $13,010 at December 31, 2003	151,406	21,879

Total shareholders' equity	10,426,828	9,934,731

Total liabilities and shareholders' equity	$94,281,503	$90,466,613

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 2          First Quarter 2004 10-Q

BB&T CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2004	2003

Interest Income
Interest and fees on loans and leases	$912,156	$846,671
Interest and dividends on securities	165,784	206,408
Interest on short-term investments	2,509	1,801

Total interest income	1,080,449	1,054,880

Interest Expense
Interest on deposits	166,777	207,624
Interest on short-term borrowed funds	17,395	13,664
Interest on long-term debt	89,454	141,414

Total interest expense	273,626	362,702

Net Interest Income	806,823	692,178
Provision for loan and lease losses	62,500	63,000

Net Interest Income After Provision for Loan and Lease Losses	744,323	629,178

Noninterest Income
Service charges on deposits	122,763	96,778
Mortgage banking income	7,110	59,972
Trust income	29,985	26,009
Investment banking and brokerage fees and commissions	76,598	52,325
Insurance commissions	123,706	88,658
Bankcard fees and merchant discounts	22,845	16,720
Other nondeposit fees and commissions	48,789	39,552
Securities gains (losses), net	(511)	34,234
Other income	46,893	30,673

Total noninterest income	478,178	444,921

Noninterest Expense
Personnel expense	422,966	352,701
Occupancy and equipment expense	100,147	87,727
Amortization of intangibles	24,056	6,754
Professional services	19,408	16,046
Merger-related and restructuring charges	9,650	4,729
Other expense	161,759	136,131

Total noninterest expense	737,986	604,088

Earnings
Income before income taxes	484,515	470,011
Provision for income taxes	156,015	142,263

Net income	$328,500	$327,748

Per Common Share
Net Income:
Basic	$.60	$.70

Diluted	$.60	$.69

Cash dividends paid	$.32	$.29

Weighted Average Shares Outstanding
Basic	546,576,484	470,529,359

Diluted	550,547,045	474,348,203

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 3          First Quarter 2004 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
(Dollars in thousands)

					Accumulated
	Shares of		Additional	Retained	Other	Total
	Common	Common	Paid-In	Earnings	Comprehensive	Shareholders'
	Stock	Stock	Capital	and Other (1)	Income	Equity

Balance, December 31, 2002	470,452,260	$2,352,261	$793,123	$3,911,821	$330,709	$7,387,914
Add (Deduct):
Comprehensive income:
Net income	--	--	--	327,748	--	327,748
Unrealized holding gains (losses) arising during the
period on securities available for sale, net of tax of
$17,874	--	--	--	--	(27,957)	(27,957)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $13,351	--	--	--	--	(20,883)	(20,883)

Change in unrealized gains (losses) on securities, net of tax	--	--	--	--	(48,840)	(48,840)
Change in unrecognized gain (loss) on cash flow hedge,
net of tax of $17,576	--	--	--	--	26,935	26,935

Total comprehensive income	--	--	--	327,748	(21,905)	305,843

Common stock issued:
In purchase acquisitions	1,582,968	7,915	45,596	--	--	53,511
In connection with stock option exercises
and other employee benefits, net of cancellations	775,197	3,876	8,296	--	--	12,172
Redemption of common stock	(1,591,800)	(7,959)	(57,504)	--	--	(65,463)
Cash dividends declared on common stock	--	--	--	(136,398)	--	(136,398)
Other, net	--	--	3,447	52	--	3,499

Balance, March 31, 2003	471,218,625	$2,356,093	$792,958	$4,103,223	$308,804	$7,561,078

Balance, December 31, 2003	541,942,987	$2,709,715	$2,893,812	$4,309,325	$21,879	$9,934,731
Add (Deduct):
Comprehensive income:
Net income	--	--	--	328,500	--	328,500
Unrealized holding gains (losses) arising during the
period on securities available for sale, net of tax of
$71,762	--	--	--	--	133,357	133,357
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $199	--	--	--	--	312	312

Change in unrealized gains (losses) on securities, net of tax	--	--	--	--	133,669	133,669
Change in unrecognized gain (loss) on cash flow hedge,
net of tax of $733	--	--	--	--	(1,123)	(1,123)
Change in minimum pension liability, net of tax of $1,625	--	--	--	--	(3,019)	(3,019)

Total comprehensive income	--	--	--	328,500	129,527	458,027

Common stock issued:
In purchase acquisitions	8,226,658	41,133	259,325	--	--	300,458
In connection with stock option exercises
and other employee benefits, net of cancellations	768,319	3,842	8,918	--	--	12,760
Redemption of common stock	(2,915,800)	(14,579)	(93,963)	--	--	(108,542)
Cash dividends declared on common stock	--	--	--	(175,535)	--	(175,535)
Other, net	--	--	4,883	46	--	4,929

Balance, March 31, 2004	548,022,164	$2,740,111	$3,072,975	$4,462,336	$151,406	$10,426,828

(1) Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 4          First Quarter 2004 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2004	2003

Cash Flows From Operating Activities:
Net income	$328,500	$327,748
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	62,500	63,000
Depreciation of premises and equipment	39,601	35,917
Amortization of intangibles	24,056	6,754
Discount accretion and premium amortization on securities, net	12,794	5,221
Net decrease (increase) in trading account securities	371,401	(24,301)
Loss (gain) on sales of securities, net	511	(34,234)
Loss (gain) on sales of loans held for sale	(10,223)	(76,274)
Loss (gain) on disposals of premises and equipment, net	248	337
Proceeds from sales of loans held for sale	579,732	4,463,247
Purchases of loans held for sale	(229,294)	(726,519)
Origination of loans held for sale, net of principal collected	(835,691)	(3,372,769)
Tax benefit from exercise of stock options	4,883	3,447
Decrease (increase) in:
Accrued interest receivable	(23,108)	33,760
Other assets	(27,357)	71,460
Increase (decrease) in:
Accrued interest payable	23,799	9,445
Accounts payable and other liabilities	(48,502)	496,118
Other, net	(88)	2,447

Net cash provided by (used in) operating activities	273,762	1,284,804

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	51,739	2,708,239
Proceeds from maturities, calls and paydowns of securities available for sale	990,109	2,463,341
Purchases of securities available for sale	(2,913,373)	(4,223,774)
Proceeds from maturities, calls and paydowns of securities held to maturity	59,997	--
Purchases of securities held to maturity	--	(1,966)
Leases made to customers	(67,402)	(24,420)
Principal collected on leases	35,327	34,998
Loan originations, net of principal collected	(1,578,497)	(295,404)
Purchases of loans	(38,488)	(29,516)
Net cash acquired in business combinations accounted for under the purchase method	75,082	6,444
Purchases and originations of mortgage servicing rights	(8,174)	(73,799)
Proceeds from disposals of premises and equipment	5,910	17,775
Purchases of premises and equipment	(68,565)	(54,465)
Proceeds from sales of foreclosed property	17,882	10,089
Proceeds from sales of other real estate held for development or sale	7,168	6,725

Net cash provided by (used in) investing activities	(3,431,285)	544,267

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	4,775,107	(339,292)
Net increase (decrease) in short-term borrowed funds	(1,586,328)	(1,282,487)
Proceeds from issuance of long-term debt	1,897,000	700
Repayment of long-term debt	(2,102,719)	(24,607)
Net proceeds from common stock issued	12,760	12,172
Redemption of common stock	(108,542)	(65,463)
Cash dividends paid on common stock	(173,517)	(135,546)

Net cash provided by (used in) financing activities	2,713,761	(1,834,523)

Net Increase (Decrease) in Cash and Cash Equivalents	(443,762)	(5,452)
Cash and Cash Equivalents at Beginning of Period	2,821,967	2,372,220

Cash and Cash Equivalents at End of Period	$2,378,205	$2,366,768

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$249,827	$353,257
Income taxes	63,812	(2,383)
Noncash investing and financing activities:
Transfer of securities available for sale to trading securities	42,063	--
Transfer of loans to foreclosed property	30,422	18,565
Transfer of fixed assets to other real estate owned	3,441	1,795
Transfer of other real estate owned to fixed assets	--	33
Common stock issued in purchase accounting transactions	300,458	53,511

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation          Page 5          First Quarter 2004 10-Q

BB&T CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

A. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated balance sheets of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows present fairly in all material respects BB&T’s financial position at March 31, 2004 and December 31, 2003; and BB&T’s results of operations and cash flows for the three months ended March 31, 2004 and 2003. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature.

          The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T’s 2003 Annual Report on Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements. In certain instances, amounts reported in the 2003 financial statements were reclassified to conform to the 2004 financial statement presentation. Such reclassifications had no material effect on the Company’s reported consolidated financial position or consolidated results of operations.

          The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority-owned by BB&T or over which BB&T otherwise exercises control. In consolidation, all significant intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in transactions accounted for as purchases are included only from the dates of acquisition. All material wholly owned and majority-owned subsidiaries are consolidated unless control does not rest with BB&T or deconsolidation is required by generally accepted accounting principles. The Company has investments in certain entities for which BB&T does not have a controlling interest. For these investments, the Company records its interest using the equity method with its portion of income or loss being recorded in other noninterest income on the Consolidated Statements of Income. The Company periodically evaluates these investments for impairment.

Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, valuation of mortgage servicing rights, valuation of goodwill, other intangible assets, other purchase accounting related adjustments, benefit plan obligations and expenses, and tax assets and liabilities.

BB&T Corporation           Page 6          First Quarter 2004 10-Q

B. Nature of Operations

          BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its subsidiary banks, which have branches in North Carolina, South Carolina, Virginia, Maryland, West Virginia, Kentucky, Tennessee, Georgia, Florida, Alabama, Indiana and Washington, D.C. BB&T’s subsidiary banks provide a wide range of banking services to individuals and businesses and offer a variety of loans to businesses and consumers, including mortgage loans. BB&T’s loans are primarily to individuals residing in the market areas described above or to businesses located in this geographic area. BB&T’s subsidiary banks also market a wide range of deposit services to individuals and businesses. BB&T’s subsidiary banks either directly, or through their subsidiaries, offer lease financing to businesses and municipal governments; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis; insurance premium financing; arranging permanent financing for commercial real estate and providing loan servicing for third-party investors; direct consumer finance loans to individuals; payroll processing; and asset management. The nonbank subsidiaries of BB&T Corporation provide a variety of financial services including automobile financing, equipment financing, factoring, full-service securities brokerage, and capital markets services.

C. Changes in Accounting Principles and Effects of New Accounting Pronouncements

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements are issued for periods ending after March 15, 2004. SPEs are subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated BB&T’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development (“LIHTC investments”) and trust preferred securities structures because these entities or transactions constitute BB&T’s primary FIN 46 and FIN 46R exposure. Under FIN 46, it was determined that BB&T is not the primary beneficiary of the trusts that issued trust preferred securities; thus BB&T’s trust preferred securities were deconsolidated as of September 30, 2003. As a result, other assets and long-term debt each increased by $8.9 million. As of December 31, 2003, BB&T has adopted FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material effect on BB&T’s consolidated financial position or consolidated results of operations beyond the impact on trust preferred securities because it was determined that BB&T is not the primary beneficiary of the LIHTC investments. BB&T’s involvement with variable interest entities at March 31, 2004, is primarily limited to $18.3 million in outstanding balances in LIHTC investments with an additional $203.6 million in future funding commitments. BB&T has utilized LIHTC investments to invest in areas serving low to moderate-income communities since 1994. Because these investments generate tax credits which minimize the financial impact of a loss of capital, BB&T has chosen to utilize established syndicators to reduce this risk. Interpretive guidance relating to FIN 46R is continuing to evolve and BB&T’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

BB&T Corporation           Page 7          First Quarter 2004 10-Q

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of the Statement, with certain exceptions, were required to be applied prospectively. The initial implementation of the Statement did not have a material effect on BB&T’s consolidated financial position or consolidated results of operations and management does not anticipate any such impact in the future.

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

          On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C-13, “When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. BB&T early adopted the provisions of SAB 105 effective January 1, 2004. The initial impact upon adoption was a $2.3 million reduction of mortgage banking income. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either BB&T’s consolidated financial position or consolidated results of operations.

BB&T Corporation           Page 8          First Quarter 2004 10-Q

          In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Postretirement Benefits.” This Statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. The revised disclosures, which are required to be provided on a quarterly basis, are presented herein.

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

D. Mergers and Acquisitions

          The following table presents summary information with respect to significant mergers and acquisitions of financial institutions and other significant financial services companies completed by BB&T Corporation during 2003 and thus far during 2004:

BB&T Corporation           Page 9          First Quarter 2004 10-Q

Summary of Completed Mergers and Acquisitions

BB&T Common
					Total	Shares Issued
Date of			Total	Intangibles	Purchase	to Complete
Acquisition	Acquired Company	Headquarters	Assets	Recorded	Price	Transaction

February 1, 2004	McGriff, Seibels & Williams Inc.	Birmingham, Ala.	$226.6 million	$413.6 million	$350.5 million (1)	8.2 million

July 1, 2003	First Virginia Banks, Inc.	Falls Church, Va.	$11.3 billion	$2.2 billion	$3.1 billion	87.0 million
March 14, 2003	Equitable Bank	Wheaton, Md.	446.9 million	32.4 million	53.8 million	1.5 million

(1) Includes cash consideration totaling $50.0 million

          The intangibles related to transactions completed in 2004 in the above table include $172.1 million of other identifiable intangibles, which are being amortized on an accelerated basis over their estimated useful lives. The table above does not include mergers and acquisitions made by any acquired company.

Insurance Acquisitions

          In addition to the financial institutions and other significant financial services companies acquired in the last two years, BB&T acquired six insurance agencies during 2003 which were accounted for as purchases. In conjunction with these transactions, BB&T issued approximately 1.7 million shares of common stock and paid approximately $1.0 million in cash. Approximately $42.3 million in goodwill and $30.9 million of identifiable intangible assets with an average life of 10 years were recorded in conjunction with these transactions. During the three months ended March 31, 2004, BB&T did not acquire any insurance agencies other than the one presented in the table above.

          The insurance and bank acquisitions described above do not exceed the pro forma disclosure thresholds prescribed by SFAS No. 141.

          BB&T typically provides an allocation period for all purchase acquisitions to identify and quantify the fair value of the assets acquired and liabilities assumed; therefore, the purchase accounting information presented herein may subsequently be adjusted to reflect current allocations of purchase price. Management does not currently anticipate significant adjustments to the amounts presented.

Mergers and Acquisitions Pending at March 31, 2004

          On April 1, 2004, BB&T Insurance Services acquired Iler Wall & Shonter (“IWS”) of St. Petersburg, Florida. IWS is a full-service agency specializing in commercial property and casualty insurance, personal property and liability, employee benefits, life insurance and financial planning.

BB&T Corporation           Page 10          First Quarter 2004 10-Q

          On April 14, 2004, BB&T consummated its merger with Republic Bancshares Inc. (“Republic”), headquartered in St. Petersburg, Florida. Republic operated 71 banking offices along the Gulf Coast and in central and southern Florida, including the Tampa, Clearwater, Orlando, West Palm Beach, Boca Raton and Fort Lauderdale markets. BB&T issued 6.5 million shares and paid $171.1 million to consummate the transaction. The aggregate purchase price was $433.4 million. The value of the common shares issued was determined based on the average market price of BB&T’s common stock over the seven day period beginning three days before and ending three days after the terms of the acquisition were agreed to and announced.

          On April 30, 2004, BB&T completed its acquisition of Capitol Premium Plan Inc., an insurance premium finance company based in Charlotte, North Carolina.

          On April 14, 2004, BB&T Asset Management announced plans to acquire investment advisory firm de Garmo & Kelleher of Washington D.C. With more than $630 million in assets under management, de Garmo & Kelleher provides investment counsel to individuals, families, professional corporations and charities in more than 25 states. Pending regulatory approval, the transaction is expected to be completed by the end of the second quarter of 2004.

Merger-Related and Restructuring Charges

          In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The following table presents costs reflected as expenses and accruals recorded through purchase accounting adjustments:

Merger Accrual Activity

	Balance			Balance
	December 31,	Additions in	Utilized in	March 31,
	2003	2004	2004	2004

	(Dollars in thousands)
Severance and personnel-related charges	$27,850	$460	$6,921	$21,389
Occupancy and equipment charges	48,696	548	11,966	37,278
Systems conversions and related charges	20,735	--	20,735	--
Other merger-related charges	11,070	2,673	3,604	10,139

Total	$108,351	$3,681	$43,226	$68,806

BB&T Corporation           Page 11          First Quarter 2004 10-Q

E. Calculation of Earnings per Common Share

          BB&T’s basic and diluted earnings per common share amounts were calculated as follows:

BB&T CORPORATION AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
For the Periods as Indicated

	For the Three Months
	Ended March 31,

	2004	2003

	(Dollars in thousands,
	except per share data)
Basic Earnings Per Share:
Weighted average number of common shares	546,576,484	470,529,359

Net income	$328,500	$327,748

Basic earnings per share	$.60	$.70

Diluted Earnings Per Share:
Weighted average number of common shares	546,576,484	470,529,359
Add:
Dilutive effect of outstanding options (as determined by
application of treasury stock method)	3,970,561	3,818,844

Weighted average number of diluted common shares	550,547,045	474,348,203

Net income	$328,500	$327,748

Diluted earnings per share	$.60	$.69

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

BB&T Corporation           Page 12          First Quarter 2004 10-Q

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2003, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables.

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation           Page 13          First Quarter 2004 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended March 31, 2004 and 2003

	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

	(Dollars in thousands)
Net interest income (expense)	$484,078	$387,444	$176,184	$168,107	$(1,075)	$(3,867)	$819	$456	$61,960	$50,656
Net intersegment interest income (expense)	220,774	173,859	(87,130)	(67,670)	2,201	11,868	--	--	--	--

Total net interest income	704,852	561,303	89,054	100,437	1,126	8,001	819	456	61,960	50,656

Provision for loan and lease losses	61,415	53,982	2,144	921	--	--	--	--	19,498	19,394
Noninterest income	187,359	147,641	5,168	58,277	35,607	27,344	118,248	82,492	11,254	11,635
Intersegment noninterest income	85,032	107,305	--	--	--	--	--	--	--	--
Noninterest expense	307,089	281,061	11,547	13,283	24,829	22,660	99,421	68,209	31,368	26,732
Allocated corporate expenses	130,101	120,626	4,842	2,947	4,184	1,953	4,783	3,732	2,996	2,242

Income before income taxes	478,638	360,580	75,689	141,563	7,720	10,732	14,863	11,007	19,352	13,923
Income tax provision (benefit)	154,504	109,328	24,521	43,720	2,526	3,286	5,884	4,760	5,697	4,958
Segment net income (loss)	$324,134	$251,252	$51,168	$97,843	$5,194	$7,446	$8,979	$6,247	$13,655	$8,965

Identifiable segment assets	$48,149,105	$40,602,406	$12,969,836	$10,443,670	$77,600	$82,973	$809,104	$561,575	$2,152,879	$1,839,273

	Investment
	Banking				All Other		Intersegment
	and Brokerage		Treasury		Segments (1)		Eliminations		Total Segments

	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Net interest income (expense)	$1,575	$1,381	$58,307	$45,537	$39,123	$38,897	$--	$--	$820,971	$688,611
Net intersegment interest income (expense)	--	--	(2,600)	2,365	--	--	(133,245)	(120,422)	--	--

Total net interest income	1,575	1,381	55,707	47,902	39,123	38,897	(133,245)	(120,422)	820,971	688,611

Provision for loan and lease losses	--	--	42	39	15,052	8,300	--	--	98,151	82,636
Noninterest income	78,041	54,061	16,819	52,037	38,999	21,068	--	--	491,495	454,555
Intersegment noninterest income	--	--	--	--	--	--	(85,032)	(107,305)	--	--
Noninterest expense	62,928	47,468	4,042	3,889	14,522	9,548	--	--	555,746	472,850
Allocated corporate expenses	3,501	3,382	185	246	3,933	3,424	--	--	154,525	138,552

Income before income taxes	13,187	4,592	68,257	95,765	44,615	38,693	(218,277)	(227,727)	504,044	449,128
Income tax provision (benefit)	5,127	1,825	17,325	23,493	12,198	11,105	(100,537)	(97,198)	127,245	105,277
Segment net income (loss)	$8,060	$2,767	$50,932	$72,272	$32,417	$27,588	$(117,740)	$(130,529)	$376,799	$343,851

Identifiable segment assets	$1,014,519	$832,012	$22,406,679	$19,632,968	$4,265,531	$5,882,171	$--	$--	$91,845,253	$79,877,048

______________________________________________
(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation           Page 14          First Quarter 2004 10-Q

          The following table presents a reconciliation of segment results to consolidated results:

	For the Three Months Ended
	March 31,
	2004	2003

Net Interest Income
Net interest income from segments	$820,971	$688,611
Other net interest income (expense) (1)	77,715	83,612
Elimination of management accounting practices (2)	(97,821)	(86,526)
Other, net (3)	5,958	6,481

Consolidated net interest income	$806,823	$692,178

Net income
Net income from segments	$376,799	$343,851
Other net income (loss) (1)	41,396	71,300
Elimination of management accounting practices (2)	12,610	20,026
Other, net (3)	(102,305)	(107,429)

Consolidated net income	$328,500	$327,748

	March 31,	March 31,
	2004	2003

Total Assets
Total assets from segments	$91,845,253	$79,877,048
Other, net (1,3)	2,436,250	(229,158)

Consolidated total assets	$94,281,503	$79,647,890

(1)	Other net interest income (expense), other net income (loss) and other, net, include amounts applicable to BB&T's support functions that are not allocated to the reported segments.

(2)

BB&T's reconciliation of total segment results to consolidated results requires the elimination of the internal management accounting practices. These adjustments include the elimination of the funds transfer pricing credits and charges and the elimination of allocated corporate expenses.

(3)	Reflect intercompany eliminations to arrive at consolidated results.

BB&T Corporation           Page 15          First Quarter 2004 10-Q

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

	For the Three Months Ended
	March 31,

	2004	2003

	(Dollars in thousands, except per share data)
Net income:
Net income as reported	$328,500	$327,748
Add: Stock-based compensation expense
included in reported net income, net of tax	127	154
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(8,787)	(9,664)

Pro forma net income	$319,840	$318,238

Basic EPS:
As reported	$.60	$.70
Pro forma	.59	.68
Diluted EPS:
As reported	.60	.69
Pro forma	.58	.67

          The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: dividend yield of 3.0% in 2004 and 2003; expected volatility of 27% in 2004 and 2003; risk free interest rates of 3.5% and 3.1% for the first quarters of 2004 and 2003, respectively; and expected lives of 6.0 years for both 2004 and 2003.

          Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

BB&T Corporation           Page 16          First Quarter 2004 10-Q

H. Off-Balance Sheet Arrangements and Guarantees

          BB&T’s significant off-balance sheet arrangements include certain investments in low-income housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities, and recognizes tax credits relating to its investments. At March 31, 2004, and December 31, 2003, BB&T’s investments in such projects totaled $18.3 million and $12.7 million, respectively. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. Outstanding commitments to fund low-income housing investments totaled $203.6 million and $189.7 million at March 31, 2004 and 2003, respectively.

Guarantees

           Standby letters of credit, which include performance and financial guarantees, are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in issuing these guarantees is essentially the same as that involved in extending loans to clients and as such, is collateralized when appropriate. As of March 31, 2004, BB&T had issued a total of $1.1 billion in standby letters of credit, which were entered into subsequent to December 31, 2002. As a result of BB&T’s adoption of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) at January 1, 2003, BB&T’s estimated liability for such guarantees was $.5 million at March 31, 2004, which was included in other liabilities.

          In the ordinary course of business, BB&T indemnifies its officers and directors to the fullest extent permitted by law against liabilities arising from pending or threatened litigation. BB&T also issues standard representation warranties in underwriting agreements, merger and acquisition agreements, loan sales, brokerage activities and other similar arrangements. Counterparties in many of these indemnifications provide similar indemnifications to BB&T. Although these agreements often do not specify limitations, BB&T has not been required to act on the guarantees and does not believe that any payments pursuant to them would materially change the financial condition or results of operations as presented herein.

          Merger and acquisition agreements for businesses other than financial institutions occasionally include additional incentives to the acquired entities to offset the loss of future cash flows previously received through ownership positions. Typically, these incentives are based on the acquired entity’s contribution to BB&T’s earnings compared to agreed-upon amounts. When offered, these incentives are issued for terms of three to eight years. In the aggregate, the maximum potential contingent consideration included in such agreements is $123.4 million over the next five years.

BB&T Corporation           Page 17          First Quarter 2004 10-Q

I. Goodwill and Other Intangibles

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the three months ended March 31, 2004, and the year ended December 31, 2003, are as follows:

Goodwill Activity by Operating Segment
(Dollars in thousands)

					Investment
	Banking	Mortgage	Trust	Insurance	Banking and	Specialized
	Network	Banking	Services	Services	Brokerage	Lending	Total

Balance, December 31, 2002	$1,361,988	$7,459	$27,330	$227,723	$70,905	$27,974	$1,723,379
Acquired goodwill, net	1,913,358	--	--	41,529	--	1,739	1,956,626
Adjustments to goodwill (1)	(62,829)	--	--	--	(650)	--	(63,479)

Balance, December 31, 2003	3,212,517	7,459	27,330	269,252	70,255	29,713	3,616,526
Acquired goodwill, net	--	--	--	241,514	--	--	241,514
Adjustments to goodwill (1)	(20,084)	--	--	--	--	--	(20,084)

Balance, March 31, 2004	$3,192,433	$7,459	$27,330	$510,766	$70,255	$29,713	$3,837,956

(1) Adjustments reflect allocations of purchase price subsequent to the dates of acquisition.

          The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

Identifiable Intangible Assets
(Dollars in thousands)

	As of March 31, 2004			As of December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Identifiable intangible assets:
Core deposit intangibles	$321,851	$(90,390)	$231,461	$321,851	$(77,447)	$244,404
Other (1)	362,283	(41,217)	321,066	187,644	(30,104)	157,540

Totals	$684,134	$(131,607)	$552,527	$509,495	$(107,551)	$401,944

(1) Other amortizing identifiable intangibles are primarily composed of customer relationship intangibles.

          During the quarters ended March 31, 2004 and 2003, BB&T recorded $24.1 million and $6.8 million, respectively, in pretax amortization expenses associated with identifiable intangible assets.

BB&T Corporation           Page 18          First Quarter 2004 10-Q

          The following table presents estimated amortization expense for each of the next five years:

Estimated Amortization Expense
of Identifiable Intangible Assets
(Dollars in thousands)

For the Year Ending December 31:
2004	$102,681
2005	93,387
2006	82,120
2007	71,520
2008	62,620

J. Benefit Plans

          BB&T provides various benefit plans to substantially all employees, including employees of acquired entities. Employees of acquired entities generally participate in existing BB&T plans soon after consummation of the business combinations. The plans of acquired institutions are typically merged into the BB&T plans upon consummation of the mergers, and, under these circumstances, credit is usually given to these employees for years of service at the acquired institution for vesting and eligibility purposes. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2003, for detailed descriptions and disclosures about the various benefit plans offered by BB&T.

          The following table summarizes the components of net periodic benefit cost recognized for the quarters ending March 31, 2004 and 2003:

	Pension Plans				Other Postretirement

	Qualified		Nonqualified		Benefit Plans

	2004	2003	2004	2003	2004	2003

	(Dollars in thousands)
Service cost	$13,529	$9,406	$772	$888	$992	$595
Interest cost	12,653	8,526	1,220	1,514	1,909	1,275
Estimated return on plan assets	(16,724)	(10,690)	--	--	--	--
Amortization of unrecognized
transition (asset) obligation	--	(361)	15	23	55	55
Amortization of prior service cost	(1,148)	(963)	2,483	2	192	192
Amortization of net (gain) loss	3,940	3,065	337	523	99	--

Net periodic benefit cost	$12,250	$8,983	$4,827	$2,950	$3,247	$2,117

BB&T Corporation           Page 19          First Quarter 2004 10-Q

          BB&T previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 that it did not anticipate making a contribution to the defined benefit pension plans during 2004 and is not required to make any contributions. While no contributions were made in the first quarter, management now intends to make a discretionary contribution in the amount of $25.0 million later in 2004.

Back to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This report contains forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce net interest margins and/or the volumes and values of loans made or held as well as the value of other financial assets held; (3) general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit or other services; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged; (5) costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected; (6) expected cost savings associated with pending or recently completed mergers may not be fully realized or realized within the expected time frames; (7) deposit attrition, customer loss or revenue loss following pending or recently completed mergers may be greater than expected; (8) competitors of BB&T may have greater financial resources and develop products that enable such competitors to compete more successfully than BB&T; and (9) adverse changes may occur in the securities markets.

Critical Accounting Policies

          The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses, valuation of mortgage servicing rights, valuing intangible assets associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in BB&T’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

BB&T Corporation           Page 20          First Quarter 2004 10-Q

          The following is a summary of BB&T’s critical accounting policies that are highly dependent on estimates, assumptions and judgments.

          It is the policy of BB&T to maintain an allowance for loan and lease losses that equals management’s best estimate of probable losses that are inherent in the portfolio at the balance sheet date. Estimates of loan and lease losses are determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, plans for problem loan and lease administration, the results of regulatory examinations, and changes in the size, composition and risk assessment of the loan and lease portfolio. Also included in management’s estimates of loan and lease losses are considerations with respect to the impact of economic events, the outcome of which is uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that directly or indirectly affects the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business.

          BB&T has a mortgage loan servicing portfolio and related mortgage servicing rights. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans acquired or originated by BB&T. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of mortgage servicing rights, which requires the development of a number of assumptions, including anticipated loan principal amortization and prepayments of principal. The value of mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace, which influence the speed of mortgage loan prepayments. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. BB&T amortizes mortgage servicing rights over the estimated period that servicing income is expected to be received based on projections of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted quarterly based on actual results and updated projections.

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

BB&T Corporation           Page 21          First Quarter 2004 10-Q

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

Back to Index

ANALYSIS OF FINANCIAL CONDITION

          BB&T’s total assets at March 31, 2004, were $94.3 billion, an increase of $3.8 billion, or 4.2%, from December 31, 2003. The asset categories that produced the largest increases were securities available for sale and loans and leases, including loans held for sale, which grew $2.0 billion, or 13.0%, and $2.1 billion, or 3.3%, respectively.

           Total deposits at March 31, 2004 were $64.1 billion, an increase of $4.8 billion, or 8.0%, from December 31, 2003. Short-term borrowed funds decreased $1.6 billion, or 21.6%, and long-term debt decreased $182.3 million, or 1.7%, during the first three months of 2004. Total shareholders’ equity increased $492.1 million, or 5.0%, during the same time frame.

          The factors causing the fluctuations in the major balance sheet categories are further discussed in the following sections.

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending and mortgage lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. For the first three months of 2004, average total loans were $63.2 billion, an increase of $9.5 billion, or 17.7%, compared to the same period in 2003. During the first quarter of 2004, average commercial loans, including lease receivables, increased $2.5 billion, or 8.5%, compared to the same period in 2003 and composed 49.8% of the loan portfolio compared to 54.0% for the first three months of 2003. Average consumer loans, which include sales finance, revolving credit and direct retail, totaled $19.6 billion, an increase of $5.7 billion, or 40.7%, compared to the same period in 2003. Consumer loans composed 31.0% of average loans compared to 25.9% for the first quarter of 2003. Average mortgage loans totaled $12.2 billion, which represents an increase of $1.4 billion, or 12.8%, from the 2003 average and composed the remaining 19.2% of the loan and lease portfolio compared to 20.1% for the same period of 2003.

BB&T Corporation           Page 22          First Quarter 2004 10-Q

          The growth rates of the average loans described above were affected by loan portfolios held by companies that were acquired in purchase transactions during 2003. In particular, on July 1, 2003, loans totaling $6.3 billion were acquired through the purchase of First Virginia. Excluding the effect of purchase accounting transactions, the average “internal” loan growth for the three months ended March 31, 2004, was approximately 5.0% compared to the first three months of 2003. By category, excluding the effects of purchase accounting transactions, average mortgage loans, including loans held for sale, increased 10.3%, average commercial loans and leases grew 3.0%, and average consumer loans increased 5.2% in the first quarter of 2004 compared to the same period of 2003.

          The fluctuation in the mix of the loan portfolio in the first quarter of 2004 compared to the first quarter of 2003 was caused by changes in general economic conditions across BB&T’s footprint, the merger with First Virginia, which had a loan portfolio concentrated in sales finance, and the balance sheet restructuring undertaken during the third quarter of 2003. During 2003, commercial loan demand in several of BB&T’s core markets was hampered by a sluggish economy. At the same time, the low interest rate environment, combined with appreciating home values, led to increased advances under home equity and revolving lines of credit, and the resulting increase in average direct retail loans. Combined with the acquisition of First Virginia, which more than doubled BB&T’s sales finance portfolio, the relative amount of consumer loans in the loan portfolio increased while that of commercial loans decreased. While recent fluctuations in interest rates resulted in BB&T originating $2.3 billion of mortgage loans during the current quarter compared to $5.2 billion during the same period of 2003, the portion of mortgage loans in the consolidated loan portfolio remained relatively unchanged as a result of management’s decision to retain, rather then sell, approximately $3.5 billion of mortgage loans as part of the balance sheet restructuring announced during the second quarter of 2003.

           Average loans and leases for the first quarter of 2004 increased $1.5 billion compared to the fourth quarter of 2003, which represents a 10.0% annualized growth rate. This reflects the strongest internal quarterly growth rate in three years. By category, commercial loans and leases grew 7%, consumer loans increased 11.4%, and mortgage loans, which exhibited the strongest growth, were up 25.7% compared to the fourth quarter of 2003. The growth in mortgage loans was driven, in part, by the retention of fixed rate mortgages in recent quarters as discussed above.

BB&T Corporation           Page 23          First Quarter 2004 10-Q

          The annualized fully taxable equivalent (“FTE”) yields on commercial, consumer and mortgage loans for the first three months of 2004 were 5.31%, 6.77%, and 5.72%, respectively, resulting in an annualized yield on the total loan portfolio of 5.84%. The FTE yields on commercial, consumer and mortgage loans for the first three months of 2003 were 5.73%, 7.96%, and 6.48%, respectively, resulting in an annualized yield on the total loan portfolio of 6.46%. This reflects a decrease of 62 basis points in the annualized yield on the total loan portfolio during the first quarter of 2004 in comparison to 2003. The decrease in yield was partially due to a lower average prime rate, which is used in the pricing of most loans. During the first three months of 2004, the prime rate averaged 4.00% compared to 4.25% during the same period in 2003. In addition to the decline in the prime rate, the runoff of higher-yielding fixed-rate loans and more competitive loan pricing produced the remainder of the decrease in loan yields. The impact on interest income from loans and leases from the decrease in the yield on the portfolio was more than offset by the acquisition of First Virginia and, as a result, interest income from loans and leases on an FTE basis increased 7.1% in the first quarter of 2004 compared to the first quarter of 2003.

Securities

          Average total securities for the first quarter of 2004 amounted to $17.2 billion, an increase of 4.6% compared to the average balance for the first quarter of 2003. Securities available for sale totaled $17.6 billion at March 31, 2004, an increase of $2.0 billion, or 13.0%, compared with December 31, 2003. Securities available for sale had net unrealized gains, net of deferred income taxes, of $145.1 million at March 31, 2004, compared to net unrealized gains, net of deferred income taxes, of $11.5 million at December 31, 2003. Trading securities totaled $364.5 million, down $329.3 million compared to the balance at December 31, 2003.

          The decrease in trading securities primarily resulted from management's decision to liquidate the portion of the trading portfolio being used as an economic risk management strategy in connection with BB&T’s mortgage servicing rights. The increase in securities available for sale was the result of a combination of factors including the reinvestment of sales proceeds from the trading securities portfolio, the investment of funds generated by strong deposit growth and the reinvestment of proceeds from sales, calls and maturities of securities during the first quarter of 2004.

          The annualized FTE yield on the average securities portfolio for the first three months of 2004 was 4.18%, a decrease of 130 basis points from the annualized yield earned in the first three months of 2003. This decrease in yield resulted principally from the prolonged low interest rate environment and the resulting purchases of lower-yielding securities. As BB&T’s higher yielding securities matured, sold, or were called, the resulting cash flows were reinvested in securities paying lower interest rates.

BB&T Corporation           Page 24          First Quarter 2004 10-Q

Other Interest Earning Assets

          Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $260.1 million at March 31, 2004, a decrease of $72.7 million, or 21.9%, compared to December 31, 2003. Interest-bearing deposits with banks decreased $21.0 million, or 7.7%, compared to year-end 2003. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets for the first three months of 2003 was 1.45%, a decrease of 15 basis points from the 1.60% earned on these assets during the first three months of 2003. The decrease in the yield on other interest-earning assets is principally the result of the decline in the average federal funds rate from 1.25% during the first three months of 2003 to 1.00% in the current quarter as a result of an interest rate reduction by the Federal Reserve in June 2003.

Goodwill and Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $540.0 million from December 31, 2003, to March 31, 2004. The increase was due primarily to additional goodwill and other intangibles resulting from the acquisition of McGriff, Seibels & Williams, which totaled $241.5 million and $172.1 million, as well as increases in bank owned life insurance and the carrying value of derivatives in a gain position, in the amount of $23.0 million and $104.9 million, respectively.

          Other noninterest earning assets also include commercial mortgage servicing rights totaling $14.8 million and residential mortgage servicing rights totaling $241.5 million, net of an allowance for impairment, which totaled $178.4 million at March 31, 2004. During the first quarter of 2004 management evaluated BB&T’s mortgage servicing rights and the related valuation allowance to determine whether any portion of the valuation allowance was unrecoverable. As a result of this evaluation, mortgage servicing rights and an associated allowance in the amount of $8.9 million were determined to be other-than-temporarily impaired and were written off.

Deposits

          Deposits totaled $64.1 billion at March 31, 2004, an increase of $4.8 billion, or 8.0%, from December 31, 2003. Average deposits for the first three months of 2004 increased $9.9 billion, or 19.2%, to $61.5 billion compared to the first three months of 2003. The categories of deposits with the highest average rates of growth were money rate savings accounts, including investor deposit accounts, which increased $4.0 billion, or 24.7%, noninterest-bearing deposits, which increased $3.1 billion, or 39.8%, and savings and interest checking accounts, which increased $1.2 billion, or 35.6%.

BB&T Corporation           Page 25          First Quarter 2004 10-Q

          The growth in average deposits during the first quarter of 2004 compared to the corresponding period of 2003 includes the effect of deposits acquired in purchase accounting transactions completed during 2004 and 2003. In particular, the purchase of First Virginia at the beginning of the third quarter of 2003 added $9.5 billion in deposits. If the effects of purchase accounting transactions are excluded, average deposits for the three months ended March 31, 2004, increased approximately 2.5% compared to the same time period in 2003.

          In addition to the positive growth in client deposits over the last two years, there has been a shift in the overall deposit mix from CDs and other time deposits to lower-cost transaction accounts such as noninterest-bearing deposits and money rate savings accounts. This shift reflects the reduced attractiveness of time deposits and client preferences for more liquid investments in a low interest rate environment as well as BB&T’s efforts to emphasize growth in noninterest-bearing accounts.

          The annualized average rate paid on total interest-bearing deposits during the first three months of 2004 was 1.32%, a decrease of 60 basis points compared to 2003. The decrease in the average rate paid resulted from the lower interest rate environment that existed during 2004 compared to 2003, which included the previously discussed 25 basis point decrease in the average federal funds rate, and the shift in deposit mix from certificates of deposit and higher-cost time deposits to lower-cost savings and transaction accounts.

Borrowings

          While client deposits remain the primary source for funding loan originations, management uses short-term borrowings as a supplementary funding source for loan growth. At March 31, 2004, short-term borrowed funds totaled $5.7 billion, a decrease of $1.6 billion, or 21.6%, compared to December 31, 2003. The decrease in short-term borrowed funds, mainly composed of federal funds purchased, compared to December 31, 2003 was primarily caused by the reduced need for supplementary funding of loan originations as a result of healthy deposit growth, which provided sufficient resources for funding loan growth. For the first quarter of 2004, average short-term borrowed funds were $6.6 billion, an increase of $2.6 billion, or 64.1%, from the comparable period of 2003.

          The average annualized rate paid on short-term borrowed funds was 1.06% for the first three months of 2004, a decrease of 30 basis points from the average rate of 1.36% paid in the comparable period of 2003. This decrease in the cost of short-term borrowed funds resulted from the lower interest rate environment that has existed during 2004 compared to 2003, which included a 25 basis point decrease in the average federal funds rate.

          Long-term debt consists primarily of Federal Home Loan Bank (“FHLB”) advances to BB&T’s banking subsidiaries and corporate subordinated notes. Long-term debt has been utilized for a variety of funding needs, including the repurchase of common stock. Long-term debt totaled $10.6 billion at March 31, 2004, down $182.3 million, or 1.7%, from the balance at December 31, 2003. For the first quarter of 2004, average long-term debt totaled $10.6 billion, a decrease of $3.0 billion, or 21.8%, compared to the first quarter of 2003. The average annualized rate paid on long-term borrowed funds was 3.38% for the first three months of 2004, a decrease of 78 basis points from the average rate of 4.16% paid for the first three months of 2003.

BB&T Corporation           Page 26          First Quarter 2004 10-Q

          The decrease in the average balance of long-term debt and average annualized interest rate paid compared to the first quarter of 2003 were primarily the result of a balance sheet restructuring completed during the second and third quarters of 2003, which was intended to improve net interest income and the net interest margin. As part of the restructuring, BB&T refinanced $3.0 billion of long-term FHLB advances, thus lowering the current annual interest rate paid on these advances during the next five years, after which the FHLB has an option to increase the interest rate paid on such advances depending on market rates then available. In addition, BB&T prepaid $2.9 billion in long-term FHLB advances as part of this restructuring in 2003 and restructured an additional $1.9 billion in the first quarter of 2004 because of the availability of more cost-effective funding sources.

Asset Quality

          Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $442.4 million at March 31, 2004, compared to $447.1 million at December 31, 2003. As a percentage of loans and leases plus foreclosed property, nonperforming assets were .69% at March 31, 2004, down from ..72% at December 31, 2003. Loans 90 days or more past due and still accruing interest totaled $103.9 million at March 31, 2004, compared to $116.8 million at year-end 2003.

          BB&T’s net charge-offs totaled $57.2 million for the first quarter and amounted to .36% of average loans and leases, on an annualized basis, compared to $62.7 million, or .47% of average loans and leases, on an annualized basis, in the corresponding period in 2003.

          The allowance for loan and lease losses totaled $790.3 million at March 31, 2004, compared to $784.9 million at December 31, 2003, an increase of .7%. The allowance amounted to 1.23% of loans and leases outstanding at March 31, 2004, compared to 1.26% at year-end 2003. Excluding loans held for sale, the allowance for loan and lease losses was 1.25% and 1.27% of loans and leases at March 31, 2004 and December 31, 2003, respectively. The overall trends in the allowance for loan and lease losses were partially aided by the retention of fixed rate mortgage loans, which normally have lower credit risk and, therefore, require a lower allowance in comparison to commercial and consumer loans, and the acquisition of First Virginia, which had strong credit quality including lower net charge-offs and lower nonperforming assets than BB&T. This strong credit history, combined with a post-acquisition loan portfolio mix with a lower risk profile and improvements in BB&T’s net charge-off ratio and ratio of nonperforming assets to total assets, led to the reduction in the allowance as a percentage of outstanding loans and leases.

          Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

BB&T Corporation           Page 27          First Quarter 2004 10-Q

ASSET QUALITY ANALYSIS
(Dollars in thousands)

	For the Three Months Ended

	3/31/04	12/31/03	9/30/03	6/30/03	3/31/03

Allowance For Loan & Lease Losses
Beginning balance	$784,937	$791,527	$719,576	$716,276	$723,685
Allowance for acquired loans, net	--	--	68,768	--	1,267
Reclassification of allowance related
to unfunded commitments	--	--	--	--	(8,986)
Provision for loan and lease losses	62,500	58,500	65,000	61,500	63,000
Charge-offs
Commercial loans and leases	(22,176)	(38,577)	(27,194)	(27,853)	(29,018)
Direct retail	(11,295)	(12,395)	(10,340)	(10,078)	(12,535)
Sales finance	(22,518)	(21,856)	(23,309)	(24,751)	(22,233)
Revolving credit	(14,286)	(12,279)	(12,387)	(12,955)	(12,423)
Mortgage	(1,375)	(1,733)	(1,523)	(1,178)	(658)

Total charge-offs	(71,650)	(86,840)	(74,753)	(76,815)	(76,867)

Recoveries
Commercial loans and leases	6,057	13,703	4,102	10,668	6,369
Direct retail	2,489	2,442	3,269	2,857	3,233
Sales finance	3,511	3,279	3,305	2,848	2,493
Revolving credit	2,178	2,205	2,155	2,159	1,901
Mortgage	249	121	105	83	181

Total recoveries	14,484	21,750	12,936	18,615	14,177

Net charge-offs	(57,166)	(65,090)	(61,817)	(58,200)	(62,690)

Ending balance	$790,271	$784,937	$791,527	$719,576	$716,276

Nonperforming Assets
Nonaccrual loans and leases:
Commercial loans and leases	$218,111	$219,558	$226,655	$233,938	$251,364
Direct retail	52,426	50,085	47,618	43,023	39,179
Sales finance	12,062	13,082	14,182	15,794	27,999
Revolving credit	367	342	354	278	266
Mortgage	62,756	67,373	66,611	70,491	73,893

Total nonaccrual loans and leases	345,722	350,440	355,420	363,524	392,701

Foreclosed real estate	74,832	78,964	70,178	64,347	60,110
Other foreclosed property	21,247	17,106	20,902	17,575	21,714
Restructured loans	573	592	613	145	175

Total nonperforming assets	$442,374	$447,102	$447,113	$445,591	$474,700

Loans 90 days or more past due
and still accruing:
Commercial loans and leases	$18,885	$17,759	$34,965	$19,925	$15,994
Direct retail	20,359	25,695	24,019	20,934	24,451
Sales finance	26,091	27,863	18,379	15,688	16,311
Revolving credit	4,644	5,601	4,626	4,466	4,651
Mortgage	33,917	39,840	39,918	36,466	32,202

Total loans 90 days or more past due
and still accruing	$103,896	$116,758	$121,907	$97,479	$93,609

BB&T Corporation           Page 28          First Quarter 2004 10-Q

Asset Quality Ratios

	For the Three Months Ended

	3/31/04		12/31/03		9/30/03		6/30/03		3/31/03

Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases*	.16%		.19%		.20%		.18%		.17%
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases*	.54		.56		.58		.66		.73
Total nonperforming assets as a percentage of:
Total assets	.47		.49		.49		.55		.60
Loans and leases plus foreclosed property*	.69		.72		.73		.81		.88
Net charge-offs as a percentage of
average loans and leases*	.36		.42		.40		.43		.47
Net charge-offs excluding specialized
lending as a percentage of average
loans and leases**	.25		.31		.30		.31		.35
Allowance for loan and lease losses as a
percentage of loans and leases*	1.23		1.26		1.29		1.31		1.33
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.25		1.27		1.32		1.39		1.39
Ratio of allowance for loan and lease losses to:
Net charge-offs	3.44	x	3.04	x	3.23	x	3.08	x	2.82	x
Nonaccrual and restructured loans and leases	2.28		2.24		2.22		1.98		1.82

______________________________________________
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

BB&T Corporation           Page 29          First Quarter 2004 10-Q

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

          The majority of BB&T’s assets and liabilities are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System (“FRB”) to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the ALCO, BB&T positions itself to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

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

BB&T Corporation           Page 30          First Quarter 2004 10-Q

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

Interest Sensitivity Simulation Analysis

Interest Rate Scenario					Annualized Hypothetical

					Percentage Change in
Linear	Prime Rate				Net Interest Income

Change in	March 31,				March 31,

Prime Rate	2004		2003		2004		2003

3.00%	7.00%		7.25%		(0.50	) %	0.84%
1.50	5.50		5.75		(0.58)		0.79
No Change	4.00		4.25		--		--
(1.00)	3.00		NA	(2)	(1.54)		NA (2)
(1.50)	NA	(1)	2.75		NA	(1)	(2.99)
(3.00)	NA	(1)	1.25		NA	(1)	(4.02)

(1)

BB&T's model assumes a 300 basis point difference between the federal funds target rate and the prime rate. In 2004, the model does not calculate a scenario where the federal funds rate would fall below zero.

(2)	BB&T's model did not calculate a 1% decrease in 2003.

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

Derivative Financial Instruments

          BB&T utilizes a variety of derivative financial instruments to manage various financial risks. These derivatives primarily consist of interest rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to hedge business loans, federal funds purchased, long-term debt, mortgage servicing rights, mortgage banking operations, and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients.

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties, do not represent amounts to be exchanged between parties and are not a measure of financial risk. On March 31, 2004, BB&T had derivative financial instruments outstanding with notional amounts totaling $20.2 billion. The estimated fair value of open contracts was $214.9 million at March 31, 2004.

BB&T Corporation           Page 31          First Quarter 2004 10-Q

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative contracts at March 31, 2004 was not material.

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at March 31, 2004:

Derivative Classifications and Hedging Relationships
March 31, 2004
(Dollars in thousands)

	Notional	Fair Value

	Amount	Gain	Loss

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$4,150,000	$65,892	$--
Hedging certificates of deposit and short-term borrowed funds	3,500,000	2,485	(19,096)
Derivatives Designated as Fair Value Hedges:
Hedging business loans	5,042	--	(300)
Hedging long-term debt	2,400,000	147,656	--
Derivatives not designated as hedges	10,164,540	73,026	(54,798)

Total	$20,219,582	$289,059	$(74,194)

BB&T Corporation           Page 32          First Quarter 2004 10-Q

Derivative Financial Instruments
March 31, 2004
(Dollars in thousands)

		Average	Average	Estimated
	Notional	Receive	Pay	Fair
	Amount	Rate	Rate	Value

Receive fixed swaps	$7,203,744	4.27%	1.45%	$235,551
Pay fixed swaps	658,786	1.20	3.75	(22,301)
Forward starting pay fixed swaps	2,250,000	N/A	N/A	(19,097)
Caps, floors and collars	1,367,467	N/A	N/A	2,485
Foreign exchange contracts	298,258	N/A	N/A	120
Futures contracts	7,238	N/A	N/A	36
Interest rate lock commitments	1,528,689	N/A	N/A	(2,038)
Forward commitments	2,032,400	N/A	N/A	(4,764)
Swaptions	3,440,000	N/A	N/A	18,007
When-issued securities	1,030,000	N/A	N/A	5,028
Options on contracts purchased	103,000	N/A	N/A	494
TBA Options	300,000	N/A	N/A	1,344

Total	$20,219,582			$214,865

N/A - not applicable.

Contractual Obligations, Contingent Liabilities and Other Commitments

          BB&T utilizes a variety of financial instruments to meet the financial needs of its clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and financial guarantees, interest rate caps, floors and collars, interest rate swaps, swaptions, when-issued securities and forward and futures contracts. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2003, for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K, with the exception of short-term debt, have not materially changed since that report was filed. A discussion of BB&T’s derivative financial instruments is included in the “Derivative Financial Instruments” section herein.

Back to Index

CAPITAL ADEQUACY AND RESOURCES

          The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T’s principal goals related to capital are to provide an adequate return to shareholders while retaining a sufficient base from which to support future growth and to comply with all regulatory standards.

BB&T Corporation           Page 33          First Quarter 2004 10-Q

          Total shareholders’ equity was $10.4 billion at March 31, 2004, and $9.9 billion at December 31, 2003. BB&T’s book value per common share at March 31, 2004 was $19.03 compared to $18.33 at December 31, 2003.

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

CAPITAL RATIOS

	2004	2003

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Risk-based capital ratios:
Tier 1 capital	9.2%	9.4%	9.6%	9.7%	9.5%
Total capital	12.3	12.5	13.3	13.8	13.8
Tier 1 leverage ratio	7.1	7.2	7.2	7.2	7.2

BB&T Corporation           Page 34          First Quarter 2004 10-Q

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

          The following table presents the common stock repurchases made by BB&T during the first quarter of 2004:

	2004

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased	Per Share	Publicly-Announced Plan	Publicly-Announced Plan

January	--	--	--	46,697,300
February	1,667,600	$37.32	1,667,600	45,029,700
March	1,248,200	37.10	1,248,200	43,781,500

Total	2,915,800	$37.23	2,915,800	43,781,500

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the first quarter of 2004 totaled $328.5 million, an increase of ..2% compared to the $327.7 million earned during the comparable quarter of 2003. On a diluted per share basis, earnings for the three months ended March 31, 2004, were $.60, compared to $.69 for the same period in 2003, a decrease of 13.0%. BB&T’s results of operations for the first quarter of 2004 produced an annualized return on average assets of 1.43% and an annualized return on average shareholders’ equity of 12.93% compared to prior year ratios of 1.68% and 17.78%, respectively.

          The following table sets forth selected financial ratios for the last five calendar quarters:

BB&T Corporation           Page 35          First Quarter 2004 10-Q

ANNUALIZED
PROFITABILITY MEASURES

	2004	2003

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Return on average assets	1.43%	1.34%	0.51	1.57%	1.68%
Return on average shareholders' equity	12.93	11.98	4.50	16.38	17.78
Net interest margin (taxable equivalent)	4.09	3.89	4.17	4.06	4.13

Merger-Related and Restructuring Charges

          Mergers and acquisitions have played an important role in the development of BB&T’s franchise. BB&T recorded certain merger-related and restructuring costs during both 2004 and 2003. During the first quarter of 2004, BB&T recorded $6.1 million in net after-tax charges primarily associated with the acquisitions of First Virginia and Republic. During the first quarter of 2003, BB&T incurred $3.1 million in net after-tax charges primarily associated with the acquisition of Equitable Bank as well as systems conversion costs related to other mergers. Merger-related charges and expenses include personnel-related expenses such as staff relocation costs, severance benefits, early retirement packages and contract settlements. They also include furniture, equipment and occupancy costs related to department and branch consolidations as well as costs related to converting the data processing systems of the acquired companies to BB&T’s automation platform. The above expenses are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expenses.

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

Summary of Merger-Related and Restructuring Charges
(Dollars in thousands)

	For the Three Months Ended March 31,

	2004	2003

Severance and personnel-related charges	$5,788	$878
Occupancy and equipment charges	1,753	1,272
Systems conversions and related charges	(213)	1,329
Marketing and public relations	622	691
Asset write-offs, comforming policies
and other merger-related charges	1,700	559

Total	$9,650	$4,729

BB&T Corporation           Page 36          First Quarter 2004 10-Q

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

	First Virginia Banks, Inc.

	(Dollars in thousands)

	Balance
	December 31,	Additions in	Utilized in	March 31,
	2003	2004	2004	2004

Severance and personnel-related charges	$18,895	$--	$6,330	$12,565
Occupancy and equipment charges	23,689	413	10,316	13,786
Systems conversions and related charges	20,735	--	20,735	--
Other merger-related charges	2,675	786	2,761	700

Total	$65,994	$1,199	$40,142	$27,051

          Merger-related and restructuring accruals related to First Virginia are generally expected to be utilized during 2004, unless they relate to specific contracts or legal obligations that expire in later years, or they relate to the disposal of duplicate facilities and equipment, which may take longer to complete.

BB&T Corporation           Page 37          First Quarter 2004 10-Q

	F&M National Corporation
	(Dollars in thousands)

	Balance		Balance
	December 31,	Utilized in	March 31,
	2003	2004	2004

Severance and personnel-related charges	$63	$22	$41
Occupancy and equipment charges	7,097	594	6,503
Systems conversions and related charges	--	--	--
Other merger-related charges	987	--	987

Total	$8,147	$616	$7,531

          The remaining accruals at March 31, 2004 for F&M National Corporation are related primarily to costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future upon termination of the various leases and sale of duplicate property. These accruals are expected to be substantially utilized in 2004 unless they relate to specific contracts expiring in later years.

          Activity with respect to the merger and restructuring accruals for all other mergers is presented in the accompanying table:

	All Other Merger Activity

	(Dollars in thousands)

	Balance			Balance
	December 31,	Additions in	Utilized in	March 31,
	2003	2004	2004	2004

Severance and personnel-related charges	$8,892	$460	$569	$8,783
Occupancy and equipment charges	17,910	135	1,056	16,989
Systems conversions and related charges	--	--	--	--
Other merger-related charges	7,408	1,887	843	8,452

Total	$34,210	$2,482	$2,468	$34,224

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

BB&T Corporation           Page 38          First Quarter 2004 10-Q

          Because BB&T often has multiple merger integrations in process, and, due to limited resources, must schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals may cover an extended period of time. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance payments. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at March 31, 2004 are expected to be utilized during 2004, unless they relate to specific contracts that expire in later years.

          The accruals utilized during 2004 in the tables above include reversals of $15.7 million of previously recorded merger-related and restructuring accruals principally related to the finalization of estimates for employee terminations, contract cancellations and occupancy costs primarily in connection with the First Virginia acquisition. The above reversals include $15.4 million of pre-tax adjustments to goodwill that had no effect on BB&T’s consolidated results of operations. The remaining $.3 million was included as a reduction of merger-related and restructuring charges during 2004 in the Consolidated Statements of Income.

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $827.6 million for the first quarter of 2004 compared to $722.2 million for the same period in 2003, an increase of $105.4 million, or 14.6%. For the three months ended March 31, 2004, average earning assets increased $10.5 billion, or 14.9%, compared to the same period of 2003, while average interest-bearing liabilities increased $6.5 billion, or 10.5%, and the net interest margin decreased from 4.13% in the first quarter of 2003 to 4.09% in the current quarter. The decrease in the net interest margin was caused by a combination of several factors. The reinvestment of proceeds from the sales, maturities and prepayments of securities in lower yielding securities, the additional interest expense incurred in connection with BB&T’s stock buy-back program, and the additional net loan and deposit premium amortization related to the purchase of First Virginia all adversely affected the net interest margin in the first quarter of 2004. At the same time, the margin was positively affected by the balance sheet restructuring completed during 2003, as part of which BB&T refinanced or prepaid approximately $5.9 billion of long-term FHLB advances and retained an additional $3.5 billion in fixed-rate mortgage loans from originations made during the last three quarters.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the first quarter of 2004 compared to the same period in 2003, and the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation           Page 39          First Quarter 2004 10-Q

Net Interest Income and Rate / Volume Analysis
For the Three Months Ended March 31, 2004 and 2003

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

Fully Taxable Equivalent - (Dollars in thousands)	2004	2003	2004	2003	2004	2003	(Decrease)	Rate (6)	Volume (6)

Assets
Securities (1):
U.S. Treasury, government and other (5)	$16,310,019	$15,577,015	4.06%	5.37%	$165,446	$209,201	$(43,755)	$(52,482)	$8,727
States and political subdivisions	878,262	851,306	6.46	7.40	14,193	15,739	(1,546)	(2,004)	458

Total securities (5)	17,188,281	16,428,321	4.18	5.48	179,639	224,940	(45,301)	(54,486)	9,185
Other earning assets (2)	697,659	452,010	1.45	1.60	2,509	1,801	708	(180)	888
Loans and leases, net
of unearned income (1)(3)(4)(5)	63,220,144	53,709,137	5.84	6.46	919,030	858,137	60,893	(87,660)	148,553

Total earning assets	81,106,084	70,589,468	5.45	6.20	1,101,178	1,084,878	16,300	(142,326)	158,626

Non-earning assets	11,006,275	8,564,836

Total assets	$92,112,359	$79,154,304

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$4,575,373	$3,375,038	0.21	0.46	2,429	3,914	(1,485)	(2,493)	1,008
Money rate savings	20,230,460	16,228,100	0.61	0.95	30,830	38,200	(7,370)	(15,671)	8,301
Certificates of deposit and other time deposits	25,993,720	24,322,564	2.07	2.76	133,518	165,510	(31,992)	(43,856)	11,864

Total interest-bearing deposits	50,799,553	43,925,702	1.32	1.92	166,777	207,624	(40,847)	(62,020)	21,173
Short-term borrowed funds	6,597,199	4,019,301	1.06	1.36	17,395	13,664	3,731	(3,439)	7,170
Long-term debt	10,621,546	13,582,346	3.38	4.16	89,454	141,414	(51,960)	(24,644)	(27,316)

Total interest-bearing liabilities	68,018,298	61,527,349	1.62	2.38	273,626	362,702	(89,076)	(90,103)	1,027

Noninterest-bearing deposits	10,744,997	7,687,410
Other liabilities	3,130,537	2,462,396
Shareholders' equity	10,218,527	7,477,149

Total liabilities and
shareholders' equity	$92,112,359	$79,154,304

Interest rate spread			3.83	3.82
Net yield on earning assets			4.09%	4.13%	$827,552	$722,176	$105,376	$(52,223)	$157,599

Taxable equivalent adjustment					$20,729	$29,998

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold and securities purchased under resale agreements or similar arrangements.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Changes in interest income and expense attributable to both changes in interest rates and changes in volumes are allocated proportionately.

BB&T Corporation           Page 40          First Quarter 2004 10-Q

Noninterest Income

          Noninterest income for the three months ended March 31, 2004, was $478.2 million compared to $444.9 million for the same period in 2003, an increase of $33.3 million, or 7.5%. Noninterest income increased primarily due to strong revenue growth from BB&T’s insurance operations as well as growth in income from investment banking and brokerage fees and commissions, service charges on deposit accounts and other nondeposit fees and commissions. These increases were partially offset by net losses on securities recognized in the first quarter of 2004 compared to gains from sales of securities recognized in the first quarter of 2003 and a substantial decrease in mortgage banking income. The growth also reflects the contributions of acquisitions purchased during 2004 and the last three quarters of 2003.

          Service charges on deposits totaled $122.8 million for the first quarter of 2004, up $26.0 million, or 26.9%, compared to the first quarter of 2003. The primary reasons for the increase were the purchase of First Virginia at the beginning of the third quarter of 2003, growth in commercial account analysis fees and a reduction in the amount of waived charges granted to customers. Excluding the effect of acquisitions, service charges on deposits increased approximately 6.6% for the three-month period ended March 31, 2004 compared to the same period in 2003.

          Trust income totaled $30.0 million for the current quarter, an increase of $4.0 million, or 15.3%, compared to the same period a year ago. The increase in trust income was primarily due to the acquisition of First Virginia and to increases in mutual fund and wealth management fees. In addition, the value of trust assets under management, including custodial accounts, increased from $24.1 billion at March 31, 2003 to $26.5 billion at March 31, 2004. Total trust assets under management at March 31, 2004 include $2.2 billion in trust assets from the acquisition of First Virginia and reflect a reduction of $2.4 billion in trust assets from the North Carolina state employees’ 401(k) plan, which transferred to a successor trustee.

           Investment banking and brokerage fees and commissions totaled $76.6 million during the first quarter of 2004, an increase of $24.3 million, or 46.4%, compared to the first quarter of 2003. The increase in this category of revenue resulted primarily from growth in brokerage commissions and investment banking income at Scott & Stringfellow, BB&T’s wholly owned investment banking and brokerage subsidiary, which contributed $21.9 million of the increase.

           Insurance commissions totaled $123.7 million for the first quarter of 2004, an increase of $35.0 million, or 39.5%, compared to the same three-month period of 2003. Solid internal growth combined with the expansion of BB&T’s insurance agency network through insurance agency acquisitions, the largest of which was the purchase of McGriff, Seibels and Williams Inc. (“McGriff”), generated the strong increase in insurance revenues. The acquisition of McGriff contributed $19.0 million in additional insurance revenues in the first quarter of 2004. In addition, higher revenues from BB&T’s wholesale insurance brokerage operations contributed $10.4 million in revenue growth for the current quarter compared to the same period in 2003.

BB&T Corporation           Page 41          First Quarter 2004 10-Q

          Income from commercial and residential mortgage banking activities totaled $7.1 million for the first quarter of 2004, down $52.9 million, or 88.1%, compared to the first quarter of 2003. The significant decline in net mortgage banking revenues is primarily a function of interest rate volatility and certain mortgage retention strategies that have affected the level of mortgage originations and sales of mortgage loans. Total residential mortgage originations for the first quarter of 2004 were $2.3 billion compared to $5.2 billion for the first quarter of 2003. BB&T’s mortgage retention strategies were undertaken in mid-2003 as part of a balance sheet restructuring, which involved an initiative to retain rather than sell approximately $3.5 billion of saleable fixed-rate mortgage loans. Due to these strategies, loan sales for the first quarter of 2004 were $569.4 million, down substantially from $4.4 billion sold in the first quarter last year. As a result, residential mortgage production revenue, which includes earnings from the origination and sale of mortgage loans, decreased $97.8 million, or 89%, compared to the first quarter of 2003. Residential mortgage servicing fees associated with loans serviced for investors were down slightly from $26.5 million in the first quarter of 2003 to $23.3 million in the current quarter as a result of a slight decline in the average portfolio of loans serviced for investors. Commercial mortgage loan revenues for the first quarter of 2004 totaled $2.9 million, compared to $2.7 million earned in the first quarter of 2003. During the first quarter of 2004, BB&T recognized net impairment of mortgage servicing rights (provision expense net of gains from derivatives and other risk management strategies) of $4.2 million compared to net impairment of $36.9 million for the first quarter of 2003. The net impairment of mortgage servicing rights for the current quarter included a provision to the mortgage servicing valuation allowance of $43.6 million, which was substantially offset by gains from derivatives and other risk management strategies of $39.4 million. Total amortization expense associated with commercial and residential mortgage servicing rights was $26.8 million for the first quarter of 2004 compared to $42.0 million in the comparable period last year. The decline in amortization expense was attributable to a slightly lower average mortgage servicing asset investment and a decline in average prepayment speeds in the first quarter of 2004 compared to 2003.

          Other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $71.6 million for the first quarter of 2004, an increase of $15.4 million, or 27.3%, compared to the three months ended March 31, 2003. The principal drivers of the first quarter increase were check card interchange fees, ATM fees, money orders, and bankcard income, which increased $2.7 million, $2.8 million, $1.6 million, and $6.1 million, respectively, compared to the same period in 2003. These increases included additional fees and commissions as a result of the July 1, 2003 acquisition of First Virginia.

BB&T Corporation           Page 42          First Quarter 2004 10-Q

          BB&T recorded a net loss from sales and transfers of securities totaling $.5 million during the current quarter compared with net securities gains totaling $34.2 million realized during the same period one year ago. The net gains in the first quarter of 2003 from the sale of securities available for sale were taken to economically offset increases in the valuation allowance necessary to reduce the carrying value of BB&T’s mortgage servicing rights as discussed above, while no such sales were taken during the current quarter. In recent quarters, BB&T has shifted to a risk management strategy for mortgage servicing rights and mortgage banking largely dependent on derivatives.

          Other income totaled $46.9 million for the first quarter of 2004, an increase of $16.2 million, or 52.9%, compared with the same period one year ago. The primary drivers of this increase were a fair value mark to market adjustment related to miscellaneous investments made by a small business investment company and an increase in the value of various financial assets isolated for the purpose of providing post-employment benefits totaling $12.7 million and $2.4 million, respectively. These increases were partially offset by lower income from investments in limited partnerships and other miscellaneous investments, which declined $1.7 million compared to the first quarter of 2003.

Noninterest Expense

          Noninterest expenses totaled $738.0 million for the first quarter of 2004 compared to $604.1 million for the same period a year ago, an increase of $133.9 million, or 22.2%. Noninterest expenses for the first quarter of 2004 include $9.7 million of pretax merger-related and restructuring expenses principally associated with the acquisitions of First Virginia and Republic Bank. In the first quarter of 2003, BB&T recorded $4.7 million of pretax merger-related and restructuring expenses.

          Personnel expense, the largest component of noninterest expense, was $423.0 million for the first quarter of 2004 compared to $352.7 million for the same period in 2003, an increase of $70.3 million, or 19.9%. This increase was primarily attributable to the acquisitions of First Virginia and McGriff, which contributed approximately $47.6 million of the increase in personnel expenses. Additionally, during the current quarter, incentive compensation expenses and employee benefit expenses increased $3.4 million and $19.3 million, respectively, compared to the first quarter of 2003.

          Occupancy and equipment expense for the three months ended March 31, 2004, totaled $100.1 million compared to $87.7 million for the first quarter of 2003, representing an increase of $12.4 million, or 14.2%. The increase resulted primarily from the acquisitions of First Virginia and McGriff, which collectively added approximately $7.8 million in occupancy and equipment expenses during the first quarter of 2004. In addition, during the three months ended March 31, 2004, building maintenance and repair expenses increased $1.3 million.

          The amortization of intangible assets totaled $24.1 million for the current quarter, an increase of $17.3 million, or 256.2%, from the amount incurred in the first quarter of 2003. The increase was due to acquisitions completed during the first quarter of 2004 and the last three quarters of 2003, the largest of which were the purchases of First Virginia and McGriff, which contributed the majority of additional amortization expenses during the first quarter of 2004. See Note D to the Consolidated Financial Statements herein for a summary of completed mergers and acquisitions.

BB&T Corporation           Page 43          First Quarter 2004 10-Q

          Other noninterest expenses, including professional services, totaled $181.2 million for the first quarter of 2004, an increase of $29.0 million, or 19.1%, compared to the same period of 2003. The principal drivers of the increase were professional services expense, miscellaneous processing expense and general insurance expense, which increased $3.4 million, $2.6 million and $3.7 million, respectively. In addition, advertising and marketing expenses, loan and lease expenses, and telephone expenses increased $1.4 million, $3.6 million, and $1.7 million, respectively. Further, charitable contributions, employee travel expenses, and deposit-related expenses increased $2.9 million, $1.8 million, and $1.8 million, respectively. These increases include the impact of the First Virginia and McGriff acquisitions.

Provision for Income Taxes

          The provision for income taxes totaled $156.0 million for the first quarter of 2004, an increase of $13.8 million, or 9.7%, compared to the first quarter of 2003 due to higher pretax income and an increase in the effective tax rate. BB&T’s effective income tax rates were 32.2% and 30.3% for the three months ended March 31, 2004 and 2003, respectively.

          BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies. The income generated from these investments together with certain other transactions that have favorable tax treatment have reduced BB&T’s overall effective tax rate from the statutory rate in 2004 and 2003.

          BB&T continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions and, accordingly, BB&T’s effective tax rate may fluctuate in the future. On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current Internal Revenue Service (“IRS”) examinations of BB&T’s tax returns, recent positions taken by the IRS on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. In 2003, BB&T determined that it was appropriate to defer recognition of benefits from the option contracts described above until such benefits were realized for income tax purposes and adjustments were recorded to reflect that determination.

BB&T Corporation           Page 44          First Quarter 2004 10-Q

          In the normal course of business, BB&T is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2003, the IRS concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. Following their examination, the IRS issued a Revenue Agent Report assessing taxes and interest in the amount of $59.3 million related to BB&T’s income tax treatment of certain leveraged lease transactions which were entered into during the years under examination. The assessment, which was paid by BB&T during 2003, did not affect BB&T’s consolidated results of operations in 2003 as it related primarily to differences in the timing of recognizing income and deductions for income tax purposes for which deferred taxes had been previously provided. Management continues to believe that BB&T’s treatment of these leveraged leases was appropriate and in compliance with existing tax laws and regulations for the years examined and is currently evaluating its options regarding obtaining a refund of this assessment.

Back to Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

           Please refer to “Market Risk Management” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Back to Index

Item 4. Control and Procedures

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

Back to Index

BB&T Corporation           Page 45          First Quarter 2004 10-Q

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          (a) During the period covered by this report, the Board of Directors of BB&T amended the Rights Agreement, dated December 17, 1996, between BB&T and Branch Banking and Trust Company, as Rights Agent, to cause the purchase rights under the Agreement to expire on March 1, 2004. The Rights Agreement terminated upon expiration of the purchase rights.

          (e) Please refer to “Share Repurchases” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Back to Index

Item 6. Exhibits and Reports on Form 8-K

(a)

EXHIBIT INDEX

Exhibit No.	Description	Location

2(a)	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(b)	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(c)	Agreement and Plan of Reorganization dated as of November 1, 1996 between the Registrant and United Carolina Bancshares Corporation, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

2(d)	Agreement of Plan of Reorganization dated as of October 29, 1997 between the Registrant and Life Bancorp, Inc.	Incorporated herein by reference to Registration No. 33-44183.

BB&T Corporation           Page 46          First Quarter 2004 10-Q

2(e)	Agreement and Plan of Reorganization dated as of February 6, 2000 between the Registrant and One Valley Bancorp, Inc.	Incorporated herein by reference to Exhibit 99.1 filed in the Current Report on Form 8-K, dated February 9, 2000.

2(f)	Agreement and Plan of Reorganization dated as of January 20, 2003 between the Registrant and First Virginia Banks, Inc.	Incorporated herein by reference to Registration No. 333-103832.

3(a)(i)	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

3(a)(ii)	Articles of Amendment of Articles of Incorporation.	Incorporated herein by reference to Exhibit 3(a)(ii) filed in the Annual Report on Form 10-K, filed March 18, 1998.

3(b)(i)	Bylaws of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(b) filed in the Annual Report on Form 10-K, filed March 18, 1998.

3(b)(ii)	Articles of Amendment of the Bylaws of the Registrant.	Incorporated herein by reference to Exhibit 3(b)(ii) filed in the Quarterly Report on Form 10-Q, filed May 13, 2002.

3(c)	Articles of Amendment dated May 1, 1998 to the Articles of Incorporation of the Company.	Incorporated herein by reference to Exhibit 3(c) filed in the Quarterly Report on Form 10-Q, filed May 15, 2003.

BB&T Corporation           Page 47          First Quarter 2004 10-Q

3(d)	Articles of Amendment dated April 30, 2001 to the Articles of Incorporation of the Company.	Incorporated herein by reference to Exhibit 3(d) filed in the Quarterly Report on Form 10-Q, filed May 15, 2003.

4(a)	Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant related to Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

4(c)	Subordinated Indenture (including Form of Subordinated Debt Security) between the Registrant and State Street Bank and Trust Company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Registration No. 333-02899.

4(d)	Senior Indenture (including Form of Senior Debt Security) between the Registrant and State Street Bank and Trust company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Registration No. 333-02899.

4(e)	First Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of December 23, 2003.	Incorporated herein by reference to Exhibit 4 of the Current Report on Form 8-K, filed December 23, 2003.

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note E.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

BB&T Corporation           Page 48          First Quarter 2004 10-Q

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

(b)             Current Reports on Form 8-K filed or furnished during and following the quarter ended March 31, 2004.

     On January 13, 2004, BB&T furnished a Current Report on Form 8-K under Item 12 to report the results of operations for the fourth quarter of 2003. On February 13, 2004, BB&T filed a Current Report on Form 8-K under Item 5 to announce the acceleration of the expiration date of BB&T’s shareholder rights plan. On February 18, 2004, BB&T furnished a Current Report on Form 8-K under Item 9 to announce an investor and analyst conference web cast held on February 19, 2004. On March 19, 2004, BB&T filed a Current Report on Form 8-K under Item 5 to announce revised 2004 earnings guidance. On April 13, 2004, BB&T furnished a Current Report on Form 8-K under Item 12 to report the results of operations for the first quarter of 2004.

Back to Index

BB&T Corporation           Page 49          First Quarter 2004 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date: May 7, 2004	By: /s/ Scott E. Reed
Scott E. Reed, Senior Executive Vice
President and Chief Financial Officer

Date: May 7, 2004	By: /s/ Edward D. Vest
Edward D. Vest, Senior Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation           Page 50          First Quarter 2004 10-Q