Form 10-Q
period 2004-06-30
BB&T CORP
filed 2004-08-06
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2004

Commission file number: 1-10853

BB&T CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street	27101
Winston-Salem, North Carolina	(Zip Code)
(Address of Principal Executive Offices)

(336) 733-2000
(Registrant's Telephone Number, Including Area Code)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ X ]   No  [__]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  [ X ]   No  [__]

At July 31, 2004, 554,433,468 shares of the registrant's common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

June 30, 2004

BB&T Corporation           Page 1          Second Quarter 2004 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2004	2003

Assets
Cash and due from banks	$1,967,249	$2,217,961
Interest-bearing deposits with banks	314,229	271,157
Federal funds sold and securities purchased under resale agreements or
similar arrangements	176,509	332,849
Trading securities at fair value	388,998	693,819
Securities available for sale at fair value	17,477,628	15,562,954
Securities held to maturity at amortized cost (fair value: $125 at June 30, 2004
and $60,125 at December 31, 2003)	125	60,122
Loans held for sale	813,760	725,459
Loans and leases, net of unearned income	66,222,891	61,579,927
Allowance for loan and lease losses	(816,330)	(784,937)

Loans and leases, net	65,406,561	60,794,990

Premises and equipment, net of accumulated depreciation	1,270,680	1,201,342
Goodwill	4,076,888	3,616,526
Core deposit and other intangible assets	586,199	401,944
Other assets	4,869,459	4,587,490

Total assets	$97,348,285	$90,466,613

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$12,017,270	$11,098,251
Savings and interest checking	4,506,042	4,307,069
Money rate savings	22,428,015	20,348,969
Certificates of deposit and other time deposits	27,711,563	23,595,496

Total deposits	66,662,890	59,349,785

Short-term borrowed funds	6,232,126	7,334,900
Long-term debt	10,524,646	10,807,700
Accounts payable and other liabilities	3,403,910	3,039,497

Total liabilities	86,823,572	80,531,882

Shareholders' equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or
outstanding at June 30, 2004 or at December 31, 2003	--	--
Common stock, $5 par, 1,000,000,000 shares authorized;
555,337,965 issued and outstanding at June 30, 2004, and
541,942,987 issued and outstanding at December 31, 2003	2,776,690	2,709,715
Additional paid-in capital	3,322,014	2,893,812
Retained earnings	4,668,657	4,309,635
Unvested restricted stock	(219)	(310)
Accumulated other comprehensive income, net of deferred income
taxes of $(131,865) at June 30, 2004, and $13,010 at December 31, 2003	(242,429)	21,879

Total shareholders' equity	10,524,713	9,934,731

Total liabilities and shareholders' equity	$97,348,285	$90,466,613

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 2          Second Quarter 2004 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Interest Income
Interest and fees on loans and leases	$945,561	$841,961	$1,857,717	$1,688,632
Interest and dividends on securities	171,826	201,826	337,610	408,234
Interest on short-term investments	2,067	1,744	4,576	3,545

Total interest income	1,119,454	1,045,531	2,199,903	2,100,411

Interest Expense
Interest on deposits	172,689	192,505	339,466	400,129
Interest on short-term borrowed funds	17,968	15,494	35,363	29,158
Interest on long-term debt	89,094	134,112	178,548	275,526

Total interest expense	279,751	342,111	553,377	704,813

Net Interest Income	839,703	703,420	1,646,526	1,395,598
Provision for loan and lease losses	64,000	61,500	126,500	124,500

Net Interest Income After Provision for Loan and Lease Losses	775,703	641,920	1,520,026	1,271,098

Noninterest Income
Service charges on deposits	131,445	96,645	254,208	193,423
Mortgage banking income (loss)	67,535	(32,711)	74,645	27,261
Trust income	31,519	26,248	61,504	52,257
Investment banking and brokerage fees and commissions	63,624	60,597	140,222	112,922
Insurance commissions	164,712	101,500	288,418	190,158
Bankcard fees and merchant discounts	25,285	18,828	48,130	35,548
Other nondeposit fees and commissions	54,180	41,942	102,969	81,494
Securities gains (losses), net	2	109,500	(509)	143,734
Other income	35,353	38,547	82,246	69,220

Total noninterest income	573,655	461,096	1,051,833	906,017

Noninterest Expense
Personnel expense	433,866	367,497	856,832	720,198
Occupancy and equipment expense	103,428	85,625	203,575	173,352
Amortization of intangibles	28,670	6,806	52,726	13,560
Professional services	19,348	17,566	38,756	33,612
Merger-related and restructuring charges	791	10,775	10,441	15,504
Other expense	164,548	162,651	326,307	298,782

Total noninterest expense	750,651	650,920	1,488,637	1,255,008

Earnings
Income before income taxes	598,707	452,096	1,083,222	922,107
Provision for income taxes	198,601	135,859	354,616	278,122

Net income	$400,106	$316,237	$728,606	$643,985

Per Common Share
Net Income:
Basic	$.72	$.67	$1.32	$1.37

Diluted	$.72	$.67	$1.32	$1.36

Cash dividends paid	$.32	$.29	$.64	$.58

Weighted Average Shares Outstanding
Basic	554,041,770	471,713,450	550,309,127	471,124,675

Diluted	557,485,680	475,293,564	554,016,363	474,823,495

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 3          Second Quarter 2004 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)
(Dollars in thousands)

					Accumulated
	Shares of		Additional	Retained	Other	Total
	Common	Common	Paid-In	Earnings	Comprehensive	Shareholders'
	Stock	Stock	Capital	and Other (1)	Income	Equity

Balance, December 31, 2002	470,452,260	$2,352,261	$793,123	$3,911,821	$330,709	$7,387,914
Add (Deduct):
Comprehensive income:
Net income	--	--	--	643,985	--	643,985
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $637	--	--	--	--	(997)	(997)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $56,056	--	--	--	--	(87,678)	(87,678)

Change in unrealized gains (losses) on securities, net of tax	--	--	--	--	(88,675)	(88,675)
Change in unrecognized gain (loss) on cash flow hedge,
net of tax of $29,374	--	--	--	--	45,015	45,015

Total comprehensive income	--	--	--	643,985	(43,660)	600,325

Common stock issued:
In purchase acquisitions	2,117,334	10,587	60,097	--	--	70,684
In connection with stock option exercises
and other employee benefits, net of cancellations	1,140,426	5,702	12,149	--	--	17,851
Redemption of common stock	(1,591,800)	(7,959)	(57,504)	--	--	(65,463)
Cash dividends declared on common stock	--	--	--	(315,708)	--	(315,708)
Other, net	--	--	7,720	101	--	7,821
Balance, June 30, 2003	472,118,220	$2,360,591	$815,585	$4,240,199	$287,049	$7,703,424

Balance, December 31, 2003	541,942,987	$2,709,715	$2,893,812	$4,309,325	$21,879	$9,934,731
Add (Deduct):
Comprehensive income:
Net income	--	--	--	728,606	--	728,606
Unrealized holding gains (losses) arising during the
period on securities available for sale, net of tax of
$129,284	--	--	--	--	(239,889)	(239,889)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $199	--	--	--	--	310	310

Change in unrealized gains (losses) on securities, net of tax	--	--	--	--	(239,579)	(239,579)
Change in unrecognized gain (loss) on cash flow hedge,
net of tax of $14,165	--	--	--	--	(21,711)	(21,711)
Change in minimum pension liability, net of tax of $1,625	--	--	--	--	(3,018)	(3,018)

Total comprehensive income	--	--	--	728,606	(264,308)	464,298

Common stock issued:
In purchase acquisitions	15,547,445	77,737	513,122	--	--	590,859
In connection with stock option exercises
and other employee benefits, net of cancellations	1,346,333	6,732	17,620	--	--	24,352
Redemption of common stock	(3,498,800)	(17,494)	(111,138)	--	--	(128,632)
Cash dividends declared on common stock	--	--	--	(369,584)	--	(369,584)
Other, net	--	--	8,598	91	--	8,689

Balance, June 30, 2004	555,337,965	$2,776,690	$3,322,014	$4,668,438	$(242,429)	$10,524,713

(1)   Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 4          Second Quarter 2004 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	June 30,

	2004	2003

Cash Flows From Operating Activities:
Net income	$728,606	$643,985
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	126,500	124,500
Depreciation of premises and equipment	79,877	71,578
Amortization of intangibles	52,726	13,560
Discount accretion and premium amortization on securities, net	26,360	14,299
Net decrease (increase) in trading account securities	346,884	(32,223)
Loss (gain) on sales of securities, net	509	(143,734)
Loss (gain) on sales of loans held for sale	(38,167)	(142,825)
Loss (gain) on disposals of premises and equipment, net	(339)	(350)
Proceeds from sales of loans held for sale	2,913,470	8,646,408
Purchases of loans held for sale	(611,749)	(1,580,365)
Origination of loans held for sale, net of principal collected	(2,351,855)	(7,570,439)
Tax benefit from exercise of stock options	8,598	7,720
Decrease (increase) in:
Accrued interest receivable	(224)	52,507
Other assets	(60,356)	60,392
Increase (decrease) in:
Accrued interest payable	2,030	(21,650)
Accounts payable and other liabilities	187,603	376,315
Other, net	2,398	4,762

Net cash provided by (used in) operating activities	1,412,871	524,440

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	143,700	8,340,562
Proceeds from maturities, calls and paydowns of securities available for sale	2,153,750	3,891,881
Purchases of securities available for sale	(3,667,689)	(10,555,519)
Proceeds from maturities, calls and paydowns of securities held to maturity	59,997	4,447
Purchases of securities held to maturity	--	(4,023)
Leases made to customers	(124,073)	(54,282)
Principal collected on leases	72,837	68,539
Loan originations, net of principal collected	(2,943,137)	(548,694)
Purchases of loans	(84,206)	(74,935)
Net cash acquired in business combinations accounted for under the purchase method	8,689	3,782
Purchases and originations of mortgage servicing rights	(52,869)	(139,347)
Proceeds from disposals of premises and equipment	18,633	25,422
Purchases of premises and equipment	(133,365)	(97,148)
Proceeds from sales of foreclosed property	37,280	27,290
Proceeds from sales of other real estate held for development or sale	10,995	11,348

Net cash provided by (used in) investing activities	(4,499,458)	899,323

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	4,763,862	775,445
Net increase (decrease) in short-term borrowed funds	(1,186,032)	(886,189)
Proceeds from issuance of long-term debt	1,897,000	3,200,700
Repayment of long-term debt	(2,296,816)	(3,967,591)
Net proceeds from common stock issued	24,352	17,851
Redemption of common stock	(128,632)	(65,463)
Cash dividends paid on common stock	(351,127)	(273,771)

Net cash provided by (used in) financing activities	2,722,607	(1,199,018)

Net Increase (Decrease) in Cash and Cash Equivalents	(363,980)	224,745
Cash and Cash Equivalents at Beginning of Period	2,821,967	2,372,220

Cash and Cash Equivalents at End of Period	$2,457,987	$2,596,965

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$551,347	$726,463
Income taxes	55,146	66,723
Noncash investing and financing activities:
Transfer of securities available for sale to trading securities	42,063	--
Transfer of loans to foreclosed property	43,758	38,963
Transfer of fixed assets to other real estate owned	4,718	5,035
Transfer of other real estate owned to fixed assets	--	33
Common stock issued in purchase accounting transactions	590,859	70,684

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation           Page 5          Second Quarter 2004 10-Q

BB&T CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

A. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), present fairly in all material respects BB&T’s financial position at June 30, 2004 and December 31, 2003; BB&T’s results of operations for the three months and six months ended June 30, 2004 and 2003; and BB&T’s cash flows for the six months ended June 30, 2004 and 2003. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature.

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

          The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority-owned by BB&T or over which BB&T otherwise exercises control. In consolidation, all significant intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in transactions accounted for as purchases are included only from the dates of acquisition. All material wholly owned and majority-owned subsidiaries are consolidated unless control does not rest with BB&T or deconsolidation is required by generally accepted accounting principles. The Company has investments in certain entities for which BB&T does not have a controlling interest. BB&T accounts for these investments using the equity method whereby its ownership interest in the entities’ income or loss is recorded in other noninterest income on the Consolidated Statements of Income. The Company periodically evaluates the carrying value of these investments for impairment.

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

BB&T Corporation           Page 6          Second Quarter 2004 10-Q

B. Nature of Operations

          BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its subsidiary banks, which have branches in North Carolina, South Carolina, Virginia, Maryland, West Virginia, Kentucky, Tennessee, Georgia, Florida, Alabama, Indiana and Washington, D.C. BB&T’s subsidiary banks provide a wide range of banking services to individuals and businesses and offer a variety of loans to businesses and consumers, including mortgage loans. BB&T’s loans are primarily to individuals residing in the market areas described above or to businesses located in this geographic area. BB&T’s subsidiary banks also market a wide range of deposit services to individuals and businesses. BB&T’s subsidiary banks either directly, or through their subsidiaries, offer lease financing to businesses and municipal governments; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis; insurance premium financing; permanent financing arrangements for commercial real estate and loan servicing for third-party investors; direct consumer finance loans to individuals; payroll processing; trust services and asset management. The nonbank subsidiaries of BB&T Corporation provide a variety of financial services including automobile financing, equipment financing, factoring, full-service securities brokerage and capital markets services.

C. Changes in Accounting Principles and Effects of New Accounting Pronouncements

           In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated BB&T’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development (“LIHTC investments”) and trust preferred securities structures because these entities or transactions constitute BB&T’s primary FIN 46 and FIN 46R exposure. Under FIN 46, it was determined that BB&T is not the primary beneficiary of the trusts that issued trust preferred securities; thus BB&T’s trust preferred securities were deconsolidated as of September 30, 2003. As a result, other assets and long-term debt each increased by $8.9 million. As of December 31, 2003, BB&T had adopted FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material effect on BB&T’s consolidated financial position or consolidated results of operations beyond the impact on trust preferred securities because it was determined that BB&T is not the primary beneficiary of the LIHTC investments. BB&T’s involvement with variable interest entities at June 30, 2004, is primarily limited to $26.9 million in outstanding balances in LIHTC investments, with an additional $191.1 million in future funding commitments. BB&T has utilized LIHTC investments to invest in areas serving low to moderate-income communities since 1994. Because these investments generate tax credits which minimize the financial impact of a loss of capital, BB&T has chosen to utilize established syndicators to reduce this risk. Interpretive guidance relating to FIN 46R is continuing to evolve and BB&T’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

BB&T Corporation           Page 7          Second Quarter 2004 10-Q

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement was effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of the Statement, with certain exceptions, were required to be applied prospectively. The initial implementation of the Statement did not have a material effect on BB&T’s consolidated financial position or consolidated results of operations and management does not anticipate any such impact in the future.

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

           In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement requires additional annual disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as quarterly and annual disclosures with respect to the expense recorded for such plans. The revised disclosures, which are required to be provided on a quarterly basis, are presented herein.

BB&T Corporation           Page 8          Second Quarter 2004 10-Q

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

          On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. BB&T early adopted the provisions of SAB 105 effective January 1, 2004. The initial impact upon adoption was a $2.3 million reduction of mortgage banking income. Since the provisions of SAB 105 affect only the timing of the recognition of mortgage banking income, management does not anticipate that this guidance will have a material adverse effect on either BB&T’s consolidated financial position or consolidated results of operations.

          In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). This Staff Position provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. Management currently does not anticipate that the implementation of the Staff Position will materially affect BB&T’s consolidated financial position or consolidated results of operations.

          In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On June 30, 2004, BB&T held certain investments having continuous unrealized loss positions for more than 12 months totaling $224.4 million. Substantially all of these investments were in U.S. Treasuries and U.S. government agency obligations, the cash flows of which are guaranteed by the U.S. government or its agencies and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because BB&T has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, BB&T has not recognized any other-than-temporary impairment in connection with these investments.

BB&T Corporation           Page 9          Second Quarter 2004 10-Q

D. Mergers and Acquisitions

          The following table presents summary information with respect to significant mergers and acquisitions of financial institutions and other significant financial services companies completed by BB&T Corporation during 2003 and thus far during 2004:

Summary of Completed Mergers and Acquisitions

BB&T Common
					Total	Shares Issued
Date of			Total	Intangibles	Purchase	to Complete
Acquisition	Acquired Company	Headquarters	Assets	Recorded	Price	Transaction

April 14, 2004	Republic Bancshares Inc.	St. Petersburg, Fla.	$2.9 billion	$260.3 million	$433.4 million (2)	6.5 million
February 1, 2004	McGriff, Seibels &
	Williams Inc.	Birmingham, Ala.	226.6 million	413.2 million	350.5 million (1)	8.2 million

July 1, 2003	First Virginia Banks, Inc.	Falls Church, Va.	$11.3 billion	$2.2 billion	$3.1 billion	87.0 million
March 14, 2003	Equitable Bank	Wheaton, Md.	446.9 million	32.4 million	53.8 million	1.5 million

(1)   Includes cash consideration totaling $50.0 million
(2)   Includes cash consideration totaling $171.1 million

          The intangibles related to transactions completed in 2004 in the above table include $218.4 million of other identifiable intangibles, which are being amortized on an accelerated basis over their estimated useful lives. The table above does not include mergers and acquisitions made by any acquired company.

Insurance and Other Non-Bank Acquisitions

          In addition to the financial institutions and other significant financial services companies presented in the table above, BB&T acquired three insurance agencies that were accounted for as purchases during the six months ended June 30, 2004. In conjunction with these transactions, BB&T issued approximately 396 thousand shares of common stock and paid approximately $4.1 million in cash, recording approximately $12.8 million in goodwill and $12.2 million in identifiable intangible assets with an average life of 10 years. BB&T acquired six insurance agencies during 2003 which were accounted for as purchases. In conjunction with these transactions, BB&T issued approximately 1.7 million shares of common stock and paid approximately $1.0 million in cash. Approximately $42.3 million in goodwill and $30.9 million of identifiable intangible assets with an average life of 10 years were recorded in conjunction with these transactions.

BB&T Corporation           Page 10          Second Quarter 2004 10-Q

          On June 10, 2004, BB&T Asset Management completed its acquisition of privately held investment advisory firm de Garmo & Kelleher of Washington D.C. With more than $630 million in assets under management, de Garmo & Kelleher provides investment counsel to individuals, families, professional corporations and charities in more than 25 states.

          On April 30, 2004, BB&T completed its acquisition of Capitol Premium Plan Inc., an insurance premium finance company based in Charlotte, North Carolina, which was combined with BB&T’s wholly owned insurance premium finance subsidiary, Prime Rate Premium Finance Corporation Inc.

          The acquisitions described above do not exceed the pro forma disclosure thresholds prescribed by SFAS No. 141, “Business Combinations.”

          BB&T typically provides an allocation period for all purchase acquisitions to identify and quantify the fair value of the assets acquired and liabilities assumed; therefore, the purchase accounting information presented herein may subsequently be adjusted to reflect changes in allocations of purchase price.

Merger-Related and Restructuring Charges

          In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The following table presents an analysis of accrued merger costs. This account includes amounts accrued that were reflected as expenses and amounts recorded through purchase accounting adjustments:

Merger Accrual Activity

	Balance			Balance
	December 31,	Additions in	Utilized in	June 30,
	2003	2004	2004	2004

	(Dollars in thousands)

Severance and personnel-related charges	$27,850	$5,342	$11,053	$22,139
Occupancy and equipment charges	48,696	3,397	23,417	28,676
Systems conversions and related charges	20,735	4,207	21,055	3,887
Other merger-related charges	11,070	2,960	7,106	6,924

Total	$108,351	$15,906	$62,631	$61,626

BB&T Corporation           Page 11          Second Quarter 2004 10-Q

E. Calculation of Earnings per Common Share

          BB&T’s basic and diluted earnings per common share amounts were calculated as follows:

BB&T CORPORATION AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER SHARE
For the Periods as Indicated

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Weighted average number of common shares	554,041,770	471,713,450	550,309,127	471,124,675

Net income	$400,106	$316,237	$728,606	$643,985

Basic earnings per share	$.72	$.67	$1.32	$1.37

Diluted Earnings Per Share:
Weighted average number of common shares	554,041,770	471,713,450	550,309,127	471,124,675
Add:
Dilutive effect of outstanding options (as determined by
application of treasury stock method)	3,443,910	3,580,114	3,707,236	3,698,820

Weighted average number of diluted common shares	557,485,680	475,293,564	554,016,363	474,823,495

Net income	$400,106	$316,237	$728,606	$643,985

Diluted earnings per share	$.72	$.67	$1.32	$1.36

          For the quarters ending June 30, 2004 and 2003, respectively, options to purchase an additional 16.6 million shares and 10.0 million shares of common stock were outstanding, but were not included in the computation of dilutes earnings per share because their inclusion would have had an antidilutive effect. For the first six months of 2004 and 2003, respectively, antidilutive options to purchase 14.4 million shares and 10.1 million shares of common stock were outstanding.

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

BB&T Corporation           Page 12          Second Quarter 2004 10-Q

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

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation           Page 13          Second Quarter 2004 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended June 30, 2004 and 2003

	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

	(Dollars in thousands)
Net interest income (expense)	$512,483	$404,570	$182,900	$158,843	$(529)	$(3,943)	$933	$283	$66,493	$56,104
Net intersegment interest income (expense)	265,109	163,449	(94,065)	(66,358)	2,271	11,300	--	--	--	--

Total net interest income	777,592	568,019	88,835	92,485	1,742	7,357	933	283	66,493	56,104

Provision for loan and lease losses	63,475	54,568	2,292	1,897	--	--	--	--	22,150	22,217
Noninterest income	207,080	153,731	65,191	(29,194)	38,019	28,733	159,827	95,612	13,624	12,602
Intersegment noninterest income	100,047	130,469	--	--	--	--	--	--	--	--
Noninterest expense	329,476	279,721	11,945	14,757	25,238	21,856	108,196	67,035	30,788	28,365
Allocated corporate expenses	138,496	123,798	4,836	2,920	7,450	2,078	4,787	3,724	4,236	2,246

Income before income taxes	553,272	394,132	134,953	43,717	7,073	12,156	47,777	25,136	22,943	15,878
Income tax provision (benefit)	183,859	119,727	44,749	14,089	2,406	3,754	18,768	9,562	6,869	4,715

Segment net income (loss)	$369,413	$274,405	$90,204	$29,628	$4,667	$8,402	$29,009	$15,574	$16,074	$11,163

Identifiable segment assets	$50,576,349	$40,773,040	$13,045,280	$11,068,743	$96,613	$87,539	$981,638	$686,404	$2,301,676	$1,926,210

	Investment Banking						Intersegment
	and Brokerage		Treasury		All Other Segments (1)		Eliminations		Total Segments

	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Net interest income (expense)	$1,760	$1,643	$66,367	$37,004	$41,088	$40,845	$--	$--	$871,495	$695,349
Net intersegment interest income (expense)	--	--	(1,542)	4,878	--	--	(171,773)	(113,269)	--	--

Total net interest income	1,760	1,643	64,825	41,882	41,088	40,845	(171,773)	(113,269)	871,495	695,349

Provision for loan and lease losses	--	--	41	38	14,608	9,813	--	--	102,566	88,533
Noninterest income	64,488	60,486	18,552	127,447	30,391	81,988	--	--	597,172	531,405
Intersegment noninterest income	--	--	--	--	--	--	(100,047)	(130,469)	--	--
Noninterest expense	56,938	51,394	4,075	3,846	16,588	40,183	--	--	583,244	507,157
Allocated corporate expenses	3,506	3,384	184	249	3,836	3,433	--	--	167,331	141,832

Income before income taxes	5,804	7,351	79,077	165,196	36,447	69,404	(271,820)	(243,738)	615,526	489,232
Income tax provision (benefit)	2,240	2,731	21,332	44,869	12,790	21,847	(58,030)	(44,516)	234,983	176,778

Segment net income (loss)	$3,564	$4,620	$57,745	$120,327	$23,657	$47,557	$(213,790)	$(199,222)	$380,543	$312,454

Identifiable segment assets	$951,954	$1,021,428	$24,466,367	$21,517,943	$4,328,363	$5,864,294	$--	$--	$96,748,240	$82,945,601

(1)   Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation           Page 14          Second Quarter 2004 10-Q

BB&T Corporation
Reportable Segments
For the Six Months Ended June 30, 2004 and 2003

	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

	(Dollars in thousands)
Net interest income (expense)	$996,561	$792,014	$359,084	$326,950	$(1,604)	$(7,810)	$1,752	$739	$128,453	$106,760
Net intersegment interest income (expense)	485,883	337,308	(181,195)	(134,028)	4,472	23,168	--	--	--	--

Total net interest income	1,482,444	1,129,322	177,889	192,922	2,868	15,358	1,752	739	128,453	106,760

Provision for loan and lease losses	124,890	108,550	4,436	2,818	--	--	--	--	41,648	41,611
Noninterest income	394,439	301,372	70,359	29,083	73,626	56,077	278,075	178,104	24,878	24,237
Intersegment noninterest income	185,079	237,774	--	--	--	--	--	--	--	--
Noninterest expense	636,565	560,782	23,492	28,040	50,067	44,516	207,617	135,244	62,156	55,097
Allocated corporate expenses	268,597	244,424	9,678	5,867	11,634	4,031	9,570	7,456	7,232	4,488

Income before income taxes	1,031,910	754,712	210,642	185,280	14,793	22,888	62,640	36,143	42,295	29,801
Income tax provision (benefit)	338,363	229,055	69,270	57,809	4,932	7,040	24,652	14,322	12,566	9,673

Segment net income (loss)	$693,547	$525,657	$141,372	$127,471	$9,861	$15,848	$37,988	$21,821	$29,729	$20,128

Identifiable segment assets	$50,576,349	$40,773,040	$13,045,280	$11,068,743	$96,613	$87,539	$981,638	$686,404	$2,301,676	$1,926,210

	Investment Banking						Intersegment
	and Brokerage		Treasury		All Other Segments (1)		Eliminations		Total Segments

	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Net interest income (expense)	$3,335	$3,024	$124,674	$82,541	$80,211	$79,742	$--	$--	$1,692,466	$1,383,960
Net intersegment interest income (expense)	--	--	(4,142)	7,243	--	--	(305,018)	(233,691)	--	--

Total net interest income	3,335	3,024	120,532	89,784	80,211	79,742	(305,018)	(233,691)	1,692,466	1,383,960

Provision for loan and lease losses	--	--	83	77	29,660	18,113	--	--	200,717	171,169
Noninterest income	142,529	114,547	35,371	179,484	69,390	103,056	--	--	1,088,667	985,960
Intersegment noninterest income	--	--	--	--	--	--	(185,079)	(237,774)	--	--
Noninterest expense	119,866	98,862	8,117	7,735	31,110	49,731	--	--	1,138,990	980,007
Allocated corporate expenses	7,007	6,766	369	495	7,769	6,857	--	--	321,856	280,384

Income before income taxes	18,991	11,943	147,334	260,961	81,062	108,097	(490,097)	(471,465)	1,119,570	938,360
Income tax provision (benefit)	7,367	4,556	38,657	68,362	24,988	32,952	(158,567)	(141,714)	362,228	282,055

Segment net income (loss)	$11,624	$7,387	$108,677	$192,599	$56,074	$75,145	$(331,530)	$(329,751)	$757,342	$656,305

Identifiable segment assets	$951,954	$1,021,428	$24,466,367	$21,517,943	$4,328,363	$5,864,294	$--	$--	$96,748,240	$82,945,601

(1)   Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation           Page 15          Second Quarter 2004 10-Q

          The following table presents a reconciliation of segment results to consolidated results:

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

	(Dollars in thousands)
Net Interest Income
Net interest income from segments	$1,692,466	$1,383,960	$871,495	$695,349
Other net interest income (expense) (1)	154,308	178,760	76,593	95,148
Elimination of management accounting practices (2)	(197,153)	(172,804)	(99,332)	(86,278)
Other, net (3)	(3,095)	5,682	(9,053)	(799)

Consolidated net interest income	$1,646,526	$1,395,598	$839,703	$703,420

Net income
Net income from segments	$757,342	$656,305	$380,543	$312,454
Other net income (loss) (1)	97,032	172,874	55,636	101,574
Elimination of management accounting practices (2)	50,415	37,731	37,805	17,705
Other, net (3)	(176,183)	(222,925)	(73,878)	(115,496)

Consolidated net income	$728,606	$643,985	$400,106	$316,237

			June 30,	June 30,
			2004	2003

Total Assets
Total assets from segments			$96,748,240	$82,945,601
Other, net (1,3)			600,045	(2,500,795)

Consolidated total assets			$97,348,285	$80,444,806

(1)	Other net interest income (expense), other net income (loss) and other, net, include amounts applicable to BB&T's support functions that are not allocated to the reported segments.
(2)	BB&T's reconciliation of total segment results to consolidated results requires the elimination of the internal management accounting practices. These adjustments include the elimination of the funds transfer pricing credits and charges and the elimination of allocated corporate expenses.

(3)	Reflect intercompany eliminations to arrive at consolidated results.

G. Stock-Based Compensation

          BB&T maintains various stock-based compensation plans. These plans provide for the granting of stock options, stock appreciation rights, restricted stock, performance units and performance shares to selected BB&T employees and directors. All of BB&T’s stock-based compensation plans have been presented to and approved by BB&T’s shareholders. BB&T accounts for its stock option plans based on the intrinsic value method set forth in APB Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized for any of the periods presented, except with respect to restricted stock plans as disclosed in the accompanying table. The following table presents BB&T’s net income, basic earnings per share and diluted earnings per share as reported, and pro forma net income and pro forma earnings per share assuming compensation cost for BB&T’s stock option plans had been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

BB&T Corporation           Page 16          Second Quarter 2004 10-Q

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share data)
Net income:
Net income as reported	$400,106	$316,237	$728,606	$643,985
Add: Stock-based compensation expense
included in reported net income, net of tax	115	154	242	308
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(5,106)	(6,281)	(13,894)	(15,945)

Pro forma net income	$395,115	$310,110	$714,954	$628,348

Basic EPS:
As reported	$.72	$.67	$1.32	$1.37
Pro forma	.71	.66	1.30	1.33
Diluted EPS:
As reported	.72	.67	1.32	1.36
Pro forma	.71	.65	1.29	1.32

          The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: dividend yield of 3.0% in 2004 and 2003; expected volatility of 27% in 2004 and 2003; risk free interest rates of 3.9% and 3.5% for the second quarter and first six months of 2004; risk free interest rates of 3.0% and 3.1% for the second quarter and first six months of 2003; and expected lives of 6.0 years for both 2004 and 2003.

          Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

H. Off-Balance Sheet Arrangements and Guarantees

           BB&T’s significant off-balance sheet arrangements include certain investments in low-income housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities, and recognizes tax credits relating to its investments. At June 30, 2004, and December 31, 2003, BB&T’s investments in such projects totaled $26.9 million and $12.7 million, respectively. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. Outstanding commitments to fund low-income housing investments totaled $191.1 million and $215.0 million at June 30, 2004 and December 31, 2003, respectively.

BB&T Corporation           Page 17          Second Quarter 2004 10-Q

Guarantees

          Standby letters of credit, which include performance and financial guarantees, are unconditional commitments issued by BB&T to guarantee the performance of customers to third parties. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in issuing these guarantees is essentially the same as that involved in extending loans to clients and as such, is collateralized when appropriate. As of June 30, 2004, BB&T had issued a total of $1.2 billion in standby letters of credit, which were entered into subsequent to December 31, 2002. As a result of BB&T’s adoption of FIN 45 at January 1, 2003, BB&T’s estimated liability for such guarantees was $.5 million at June 30, 2004, which was included in other liabilities.

          In the ordinary course of business, BB&T indemnifies its officers and directors to the fullest extent permitted by law against liabilities arising from pending or threatened litigation. BB&T also issues standard representations, warranties and indemnifications in underwriting agreements, merger and acquisition agreements, loan sales, brokerage activities and other similar arrangements. Counterparties in many of these indemnifications provide similar indemnifications to BB&T. Although these agreements often do not specify limitations, BB&T has not been required to act on the guarantees and does not believe that any payments pursuant to them would materially change the financial condition or results of operations as presented herein.

          Merger and acquisition agreements for businesses other than financial institutions occasionally include additional incentives to the acquired entities to offset the loss of future cash flows previously received through ownership positions. Typically, these incentives are based on the acquired entity’s contribution to BB&T’s earnings compared to agreed-upon amounts. When offered, these incentives are typically issued for terms of three to eight years. In the aggregate, the maximum potential contingent consideration payable under such agreements is $145.9 million over the next five years.

BB&T Corporation           Page 18          Second Quarter 2004 10-Q

I. Goodwill and Other Intangibles

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the six months ended June 30, 2004, and the year ended December 31, 2003, are as follows:

Goodwill Activity by Operating Segment
(Dollars in thousands)

					Investment
	Banking	Mortgage	Trust	Insurance	Banking and	Specialized
	Network	Banking	Services	Services	Brokerage	Lending	Total

Balance, December 31, 2002	$1,361,988	$7,459	$27,330	$227,723	$70,905	$27,974	$1,723,379
Acquired goodwill, net	1,913,358	--	--	41,529	--	1,739	1,956,626
Adjustments to goodwill (1)	(62,829)	--	--	--	(650)	--	(63,479)

Balance, December 31, 2003	3,212,517	7,459	27,330	269,252	70,255	29,713	3,616,526
Acquired goodwill, net	213,980	--	4,380	254,334	--	3,694	476,388
Adjustments to goodwill (1)	(16,475)	--	--	(799)	692	556	(16,026)

Balance, June 30, 2004	$3,410,022	$7,459	$31,710	$522,787	$70,947	$33,963	$4,076,888

(1)  Adjustments reflect allocations of purchase price subsequent to the dates of acquisition.

          The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

Identifiable Intangible Assets
(Dollars in thousands)

	As of June 30, 2004			As of December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Identifiable intangible assets:
Core deposit intangibles	$364,937	$(104,963)	$259,974	$321,851	$(77,447)	$244,404
Other (1)	381,538	(55,313)	326,225	187,644	(30,104)	157,540

Totals	$746,475	$(160,276)	$586,199	$509,495	$(107,551)	$401,944

(1)  Other amortizing identifiable intangibles are primarily composed of customer relationship intangibles.

          During the six months ended June 30, 2004, and 2003, BB&T recorded $52.7 million and $13.6 million, respectively, in amortization expenses associated with identifiable intangible assets.

BB&T Corporation           Page 19          Second Quarter 2004 10-Q

          The following table presents estimated amortization expense for each of the next five years:

Estimated Amortization Expense
of Identifiable Intangible Assets
(Dollars in thousands)

For the Year Ending December 31:
2004	$111,084
2005	103,055
2006	90,527
2007	78,869
2008	67,911

J. Benefit Plans

          BB&T provides various benefit plans to substantially all employees. Employees of acquired entities generally participate in existing BB&T plans soon after consummation of the business combinations. The plans of acquired institutions are typically merged into the BB&T plans upon consummation of the mergers, and, under these circumstances, credit is usually given to these employees for years of service at the acquired institution for vesting and eligibility purposes. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2003, for detailed descriptions and disclosures about the various benefit plans offered by BB&T.

          The following table summarizes the components of net periodic benefit cost recognized for the three-month and six-month periods ended June 30, 2004, and 2003, respectively:

Back to Index

BB&T Corporation           Page 20          Second Quarter 2004 10-Q

	Pension Plans				Other Postretirement

	Qualified		Nonqualified		Benefit Plans

	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003	2004	2003

	(Dollars in thousands)

Service cost	$27,058	$18,812	$1,544	$1,775	$1,985	$1,190
Interest cost	25,306	17,052	2,880	3,029	3,820	2,551
Estimated return on plan assets	(33,948)	(21,384)	--	--	--	--
Amortization of unrecognized
transition (asset) obligation	--	(722)	30	46	110	110
Amortization of prior service cost	(2,296)	(1,926)	2,466	4	384	384
Amortization of net (gain) loss	7,880	6,130	674	1,046	199	--

Net periodic benefit cost	$24,000	$17,962	$7,594	$5,900	$6,498	$4,235

	Pension Plans				Other Postretirement

	Qualified		Nonqualified		Benefit Plans

	Quarter ended June 30,		Quarter ended June 30,		Quarter ended June 30,

	2004	2003	2004	2003	2004	2003

	(Dollars in thousands)

Service cost	$13,529	$9,406	$772	$887	$993	$595
Interest cost	12,653	8,526	1,660	1,515	1,911	1,276
Estimated return on plan assets	(17,224)	(10,694)	--	--	--	--
Amortization of unrecognized
transition (asset) obligation	--	(361)	15	23	55	55
Amortization of prior service cost	(1,148)	(963)	(17)	2	192	192
Amortization of net (gain) loss	3,940	3,065	337	523	100	--

Net periodic benefit cost	$11,750	$8,979	$2,767	$2,950	$3,251	$2,118

          BB&T previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003, that it did not anticipate making a contribution to the defined benefit pension plans during 2004 and is not required to make any contributions. However, management elected to make a discretionary contribution of $25.0 million in the second quarter of 2004. Management currently has no firm plans to make additional discretionary contributions during the remainder of 2004.

          BB&T previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003, that it anticipated contributing $8.1 million to the postretirement benefit plan during 2004. Based on projections at June 30, 2004, the expected contributions to the plan total $5.3 million.

Back to Index

BB&T Corporation           Page 21          Second Quarter 2004 10-Q

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

BB&T Corporation           Page 22          Second Quarter 2004 10-Q

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

          BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. For purchase acquisitions, BB&T is required to record the assets acquired, including identified intangible assets and liabilities assumed, at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill.

BB&T Corporation           Page 23          Second Quarter 2004 10-Q

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

Back to Index

EXECUTIVE SUMMARY

          BB&T’s total assets at June 30, 2004, were $97.3 billion, an increase of $6.9 billion, or 7.6%, from December 31, 2003. The asset categories that experienced the largest increases were securities available for sale and loans and leases, including loans held for sale, which grew $1.9 billion, or 12.3%, and $4.7 billion, or 7.6%, respectively, during the first half of 2004.

          Total deposits at June 30, 2004 were $66.7 billion, an increase of $7.3 billion, or 12.3%, from December 31, 2003. Short-term borrowed funds decreased $1.1 billion, or 15.0%, and long-term debt decreased $283.1 million, or 2.6%, during the first six months of 2004. Total shareholders’ equity increased $590.0 million, or 5.9%, during the same time frame.

          Consolidated net income for the second quarter of 2004 totaled $400.1 million, an increase of 26.5% compared to the $316.2 million earned during the comparable quarter of 2003. On a diluted per share basis, earnings for the three months ended June 30, 2004, were $.72, compared to $.67 for the same period in 2003, an increase of 7.5%. BB&T’s results of operations for the second quarter of 2004 produced an annualized return on average assets of 1.65% and an annualized return on average shareholders’ equity of 15.17% compared to prior year ratios of 1.57% and 16.38%, respectively.

          Consolidated net income for the first six months of 2004 totaled $728.6 million, an increase of 13.1% compared to the $644.0 million earned during the same period in 2003. On a diluted per share basis, earnings for the first six months of 2004 and 2003 were $1.32 and $1.36, respectively, which represents a decrease of 2.9%. BB&T’s results of operations for the first six months of 2004 produced an annualized return on average assets of 1.55% and an annualized return on average shareholders’ equity of 14.07% compared to prior year ratios of 1.62% and 17.06%, respectively.

BB&T Corporation           Page 24          Second Quarter 2004 10-Q

          Results during the second quarter reflect improvements in several key drivers of BB&T's profitability. Among these were stronger loan growth, particularly in comparison with the first quarter of 2004, higher revenues from noninterest income generating businesses, continued improvement in asset quality and improving expense control. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2003, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the second quarter and first six months of 2004 are further discussed in the following sections.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending and mortgage lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. For the first six months of 2004, average total loans were $65.0 billion, an increase of $11.0 billion, or 20.3%, compared to the same period in 2003. During the first six months of 2004, average commercial loans, including lease receivables, increased $3.2 billion, or 10.8%, compared to the same period in 2003 and composed 49.6% of the loan portfolio compared to 53.9% for the first six months of 2003. Average consumer loans, which include sales finance, revolving credit and direct retail, totaled $20.1 billion during the second quarter of 2004, an increase of $6.0 billion, or 43.1%, compared to the same period in 2003. During the first half of 2004, consumer loans composed 30.9% of average loans compared to 26.0% for the first six months of 2003. Average mortgage loans totaled $12.7 billion for the first six months of 2004, which represents an increase of $1.8 billion, or 16.5%, from the 2003 average and composed the remaining 19.5% of the loan and lease portfolio compared to 20.1% for the same period of 2003.

          For the second quarter of 2004, average total loans were $66.9 billion, an increase of $12.5 billion, or 23.0%, compared to the same period in 2003. Average commercial loans and leases for the second quarter of 2004 totaled $33.1 billion, up $3.9 billion, or 13.2%, compared to the same period in 2003 and composed 49.5% of the loan and lease portfolio compared to 53.8% for the second quarter of 2003. Average consumer loans totaled $20.5 billion for the second quarter of 2004, an increase of $6.4 billion, or 45.4%, compared to the same period in 2003 and composed 30.7% of the loan and lease portfolio compared to 26.0% in 2003. Average mortgage loans totaled $13.2 billion for the current quarter, which represents an increase of $2.2 billion, or 20.1%, from the 2003 average and composed the remaining 19.8% of the loan and lease portfolio compared to 20.2% for the same period of 2003.

          The growth rates of the average loans described above were affected by loan portfolios held by companies that were acquired in purchase transactions during the second half of 2003 and first half of 2004. In particular, on July 1, 2003, loans totaling $6.3 billion were acquired through the purchase of First Virginia. On April 14, 2004, loans totaling $1.7 billion were acquired through the purchase of Republic Bancshares, Inc. (“Republic”). Excluding the effect of purchase accounting transactions, the average “internal” loan growth for the three months ended June 30, 2004, was approximately 7.6% compared to the same period in 2003. By category, excluding the effects of purchase accounting transactions, average mortgage loans, including loans held for sale, increased 15.1%, average commercial loans and leases grew 5.0%, and average consumer loans increased 7.4% in the second quarter of 2004 compared to the second quarter of 2003.

BB&T Corporation           Page 25          Second Quarter 2004 10-Q

           During the second quarter of 2004, BB&T’s average loan portfolio grew 23.2% on an annualized basis compared to the first quarter of 2004 because of a significant increase in loan demand across BB&T’s footprint. Excluding the impact of growth resulting from acquisitions, average loans and leases grew at an annualized growth rate of approximately 12.3% compared to the first quarter of 2004. This increase reflects the strongest internal quarterly growth rate since 2000. The acceleration in loan growth was spread across all major loan categories. Average commercial loans grew at approximately 9.1% on an annualized basis, excluding acquisitions, compared to the first quarter. Average direct retail loans grew approximately 13.5% on an annualized basis, excluding acquisitions. The internal growth rate in average mortgage loans, which was approximately 22.9% compared to the first quarter, was partially affected by the fluctuation in loans held for sale and the retention of mortgage loans in recent quarters. Average revolving credit loans increased at an annualized rate of approximately 5.4% compared to the first quarter, excluding acquisitions, which reflected expected seasonal fluctuations. Finally, average sales finance internal growth significantly improved compared to recent quarters, with average balances increasing at an annualized rate of 5.7% during the second quarter of 2004 compared to the first quarter.

          The annualized fully taxable equivalent (“FTE”) yields on commercial, consumer and mortgage loans for the first six months of 2004 were 5.26%, 6.71%, and 5.63%, respectively, resulting in an annualized yield on the total loan portfolio of 5.78%. The FTE yields on commercial, consumer and mortgage loans for the first six months of 2003 were 5.68%, 7.90%, and 6.26%, respectively, resulting in an annualized yield on the total loan portfolio of 6.37%. This reflects a decrease of 59 basis points in the annualized yield on the total loan portfolio during the first six months of 2004 in comparison to 2003. For the second quarter of 2004, the annualized yield on the total loan portfolio was 5.72%, reflecting a decrease of 57 basis points compared to the second quarter of 2003. The decreases in yields for both the six months and the second quarter were partially due to a lower average prime rate, which is used in the pricing of many loans. During the first six months of 2004, the prime rate averaged 4.00% compared to 4.25% during the same period in 2003. In addition to the decline in the prime rate, the runoff of higher-yielding fixed-rate loans and more competition in loan pricing produced the remainder of the decrease in loan yields. The impact on interest income from loans and leases from the decrease in the yield on the portfolio was more than offset by the acquisition of First Virginia and strong internal loan growth thus far during 2004 and, as a result, interest income from loans and leases on an FTE basis increased 11.6% and 9.4% in the second quarter and first six months of 2004, respectively, compared to the same periods of 2003.

BB&T Corporation           Page 26          Second Quarter 2004 10-Q

Securities

          Securities available for sale totaled $17.5 billion at June 30, 2004, an increase of $1.9 billion, or 12.3%, compared with December 31, 2003. Securities available for sale had net unrealized losses, net of deferred income taxes, of $228.1 million at June 30, 2004, compared to net unrealized gains, net of deferred income taxes, of $11.5 million at December 31, 2003. Average total securities for the first six months of 2004 amounted to $17.8 billion, an increase of 5.0% compared to the average balance during the first six months of 2003. Average total securities for the second quarter of 2004 amounted to $18.4 billion, an increase of 5.4% compared to the average balance for the second quarter of 2003. The increase in securities available for sale was the result of a combination of factors including the reinvestment of sales proceeds from the trading securities portfolio, the investment of funds generated by strong deposit growth and the reinvestment of proceeds from sales, calls and maturities of securities during the first six months of 2004.

          Trading securities totaled $389.0 million, down $304.8 million compared to the balance at December 31, 2003. The decrease in trading securities primarily resulted from management’s decision to liquidate the portion of the trading portfolio being used as an economic risk management strategy in connection with BB&T’s mortgage servicing rights.

          The annualized FTE yield on the average securities portfolio for the first six months of 2004 was 4.11%, a decrease of 113 basis points from the annualized yield earned in the first six months of 2003. During the second quarter of 2004, the annualized yield on the securities portfolio was 4.04%, a decrease of 98 basis points compared to the second quarter of 2003. These decreases in yield resulted principally from the prolonged low interest rate environment and purchases of lower-yielding securities. As BB&T’s higher yielding securities matured, sold, or were called, the resulting cash flows were reinvested in securities paying lower interest rates.

          On June 30, 2004, BB&T held certain investments having continuous unrealized loss positions for more than 12 months totaling $224.4 million. Substantially all of these investments were in U.S. Treasuries and U.S. government agency obligations, the cash flows of which are guaranteed by the U.S. government or its agencies and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because BB&T has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, BB&T has not recognized any other-than-temporary impairment in connection with these investments.

Other Interest Earning Assets

          Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $176.5 million at June 30, 2004, a decrease of $156.3 million, or 47.0%, compared to December 31, 2003. Interest-bearing deposits with banks increased $43.1 million, or 15.9%, compared to year-end 2003. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets for the first six months of 2004 was 1.47%, unchanged compared to the first six months of 2003. For the second quarter of 2004, the average yield on other interest-earning assets was 1.50%, up from 1.36% in the second quarter last year.

BB&T Corporation           Page 27          Second Quarter 2004 10-Q

Goodwill and Other Assets

           BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $926.6 million from December 31, 2003, to June 30, 2004. The increase was due primarily to additional goodwill and other intangibles resulting from the acquisitions of McGriff, Seibels & Williams, Inc. (“McGriff”) and Republic, which totaled $413.2 million and $260.3 million, respectively.

           Other noninterest-earning assets also include commercial mortgage servicing rights totaling $14.7 million and residential mortgage servicing rights totaling $356.4 million, net of an allowance for impairment, which totaled $85.1 million at June 30, 2004.

Deposits

          Deposits totaled $66.7 billion at June 30, 2004, an increase of $7.3 billion, or 12.3%, from December 31, 2003. Average deposits for the first six months of 2004 increased $11.5 billion, or 22.1%, to $63.8 billion compared to the first six months of 2003. The categories of deposits with the highest average rates of growth were money rate savings accounts, including investor deposit accounts, which increased $4.7 billion, or 28.8%, and noninterest-bearing deposits, which increased $3.2 billion, or 39.9%.

          For the second quarter of 2004, average deposits increased $13.1 billion, or 24.8%, compared to the second quarter of 2003. The categories of deposits with the highest average rates of growth were similar to the ones noted above for the six-month periods ending June 30, 2004 and 2003. Average money rate savings accounts, noninterest-bearing deposits, and savings and interest checking accounts increased $5.4 billion, $3.3 billion, and $1.7 billion, respectively, for the second quarter of 2004, which represent increases of 32.9%, 40.1%, and 52.4%, respectively, compared to the second quarter of 2003.

          The growth in average deposits during the first half of 2004 compared to the corresponding period of 2003 includes the effect of deposits acquired in purchase accounting transactions completed during 2004 and the second half of 2003. In particular, the purchase of First Virginia at the beginning of the third quarter of 2003 and the purchase of Republic during the second quarter of 2004 added $9.5 billion and $2.5 billion, respectively, in deposits. If the effects of purchase accounting transactions are excluded, average deposits for the six months ended June 30, 2004, increased approximately 3.5% compared to the same time period in 2003. For the second quarter of 2004, total average deposits, excluding the effects of purchase accounting transactions, increased approximately 4.1% compared to the same period last year.

          In addition to the positive growth in client deposits over the last two years, there has been a shift in the overall deposit mix from certificate accounts and other time deposits to lower-cost transaction accounts such as noninterest-bearing deposits and money rate savings accounts. This shift reflects the reduced attractiveness of time deposits and client preferences for more liquid investments in a low interest rate environment as well as BB&T’s efforts to emphasize growth in noninterest-bearing accounts.

BB&T Corporation           Page 28          Second Quarter 2004 10-Q

          The annualized average rate paid on total interest-bearing deposits during the first six months of 2004 was 1.30%, a decrease of 52 basis points compared to 2003. For the second quarter of 2004, the average rate paid on total interest-bearing deposits was 1.28%, a decrease of 45 basis points compared to the second quarter of 2003. These decreases in the average rates paid resulted from the lower interest rate environment that existed during 2004 compared to 2003, which included a 25 basis point decrease in the average federal funds rate, and the shift in deposit mix from certificates of deposit and higher-cost time deposits to lower-cost savings and transaction accounts.

Borrowings

          While client deposits remain the primary source for funding loan originations, management uses short-term borrowings as a supplementary funding source for loan growth. At June 30, 2004, short-term borrowed funds totaled $6.2 billion, a decrease of $1.1 billion, or 15.0%, compared to December 31, 2003. The decrease in short-term borrowed funds compared to December 31, 2003, which are mainly composed of federal funds purchased, was primarily a result of healthy deposit growth, which provided sufficient resources for funding loan growth. For the second quarter of 2004, average short-term borrowed funds were $6.7 billion, an increase of $1.9 billion, or 40.8%, from the comparable period of 2003. For the six months ended June 30, 2004, average short-term borrowed funds increased $2.3 billion, or 51.5%, compared to the same period in 2003.

          The average annualized rate paid on short-term borrowed funds was 1.07% for the first six months of 2004, a decrease of 25 basis points from the average rate of 1.32% paid in the comparable period of 2003. The average rate paid on short-term borrowed funds was 1.08% in the second quarter of 2004, a decrease of 21 basis points compared to the rate paid in the second quarter of 2003. These decreases in the cost of short-term borrowed funds resulted from the lower interest rate environment that has existed during 2004 compared to 2003, which included a 25 basis point decrease in the average federal funds rate.

          Long-term debt consists primarily of Federal Home Loan Bank (“FHLB”) advances to BB&T’s banking subsidiaries and corporate subordinated notes. Long-term debt has been utilized for a variety of funding needs, including the repurchase of common stock. Long-term debt totaled $10.5 billion at June 30, 2004, down $283.1 million, or 2.6%, from the balance at December 31, 2003. For the second quarter of 2004, average long-term debt totaled $10.7 billion, a decrease of $2.5 billion, or 19.0%, compared to the second quarter of 2003. For the six months ended June 30, 2004, average long-term borrowed funds were $10.6 billion, down $2.7 billion, or 20.4%, compared to the first six months of 2003. The average annualized rate paid on long-term borrowed funds was 3.37% for the first six months of 2004, a decrease of 73 basis points from the average rate of 4.10% paid during the first six months of 2003. The average annualized rate paid on long-term debt for the second quarter of 2004 was 3.36%, a decrease of 68 basis points compared to the second quarter of 2003.

BB&T Corporation           Page 29          Second Quarter 2004 10-Q

          The decrease in the average balance of long-term debt and average annualized interest rate paid compared to the first six months of 2003 were primarily the result of a balance sheet restructuring completed during the second and third quarters of 2003, which was intended to improve net interest income and the net interest margin. As part of the restructuring, BB&T refinanced $3.0 billion of long-term FHLB advances, thus lowering the current annual interest rate paid on these advances during the next five years, after which the FHLB has an option to increase the interest rate paid on such advances depending on market rates then available. In addition, BB&T prepaid $2.9 billion in long-term FHLB advances as part of the restructuring in 2003 and restructured an additional $1.9 billion in the first quarter of 2004 because of the availability of more cost-effective funding sources.

Asset Quality

          Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $412.9 million at June 30, 2004, compared to $447.1 million at December 31, 2003. As a percentage of loans and leases plus foreclosed property, nonperforming assets were .62% at June 30, 2004, down from ..72% at December 31, 2003. Loans 90 days or more past due and still accruing interest totaled $95.7 million at June 30, 2004, compared to $116.8 million at year-end 2003.

          BB&T’s net charge-offs totaled $57.2 million for the second quarter and amounted to ..34% of average loans and leases, on an annualized basis, compared to $58.2 million, or .43% of average loans and leases, on an annualized basis, in the corresponding period in 2003. For the six months ended June 30, 2004 and 2003, net charge-offs totaled $114.4 million and $120.9 million, respectively, and represented .35% and .45%, respectively, of average loans and leases on an annualized basis.

          The allowance for loan and lease losses totaled $816.3 million at June 30, 2004, compared to $784.9 million at December 31, 2003, an increase of 4.0%. The allowance amounted to 1.22% of loans and leases outstanding at June 30, 2004, compared to 1.26% at year-end 2003. Excluding loans held for sale, the allowance for loan and lease losses was 1.23% and 1.27% of loans and leases at June 30, 2004 and December 31, 2003, respectively.

          The above levels of nonperforming assets as a percentage of total assets and quarterly net charge-offs as a percentage of average loans are the lowest since 2000. During the last five quarters, BB&T’s credit quality has steadily improved as demonstrated by the successive quarterly declines in the levels of nonperforming assets and quarterly net charge-offs over that time period. These positive trends in asset quality are the primary factor that has resulted in a lower allowance for loan and lease losses as a percentage of total loans. Other factors include management’s decision to retain, rather than sell, $3.6 billion of fixed rate residential mortgage loans, which normally have lower credit risk and, therefore, require a lower relative allowance in comparison to commercial or consumer loans. Also, the acquisition of First Virginia, which had strong credit quality, including lower net charge-offs and lower nonperforming assets than BB&T, further improved the overall risk profile of BB&T’s loan portfolio, producing decreases in the allowance for loan and lease losses as a percentage of total loans and leases.

BB&T Corporation           Page 30          Second Quarter 2004 10-Q

          The provision for loan and lease losses for the second quarter of 2004 was $64.0 million compared to $61.5 million during the same period in 2003. For the six months ended June 30, 2004, the provision for loan and lease losses totaled $126.5 million compared to $124.5 million in 2003.

          Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

BB&T Corporation           Page 31          Second Quarter 2004 10-Q

ASSET QUALITY ANALYSIS
(Dollars in thousands)

For the Three Months Ended

6/30/04	3/31/04	12/31/03	9/30/03	6/30/03

Allowance For Loan & Lease Losses
Beginning balance	$790,271	$784,937	$791,527	$719,576	$716,276
Allowance for acquired loans, net	19,284	--	--	68,768	--
Provision for loan and lease losses	64,000	62,500	58,500	65,000	61,500
Charge-offs
Commercial loans and leases	(23,740)	(22,176)	(38,577)	(27,194)	(27,853)
Direct retail loans	(11,538)	(11,295)	(12,395)	(10,340)	(10,078)
Sales finance loans	(21,664)	(22,518)	(21,856)	(23,309)	(24,751)
Revolving credit loans	(12,531)	(14,286)	(12,279)	(12,387)	(12,955)
Mortgage loans	(1,916)	(1,375)	(1,733)	(1,523)	(1,178)

Total charge-offs	(71,389)	(71,650)	(86,840)	(74,753)	(76,815)

Recoveries
Commercial loans and leases	4,216	6,057	13,703	4,102	10,668
Direct retail loans	2,675	2,489	2,442	3,269	2,857
Sales finance loans	4,165	3,511	3,279	3,305	2,848
Revolving credit loans	2,557	2,178	2,205	2,155	2,159
Mortgage loans	551	249	121	105	83

Total recoveries	14,164	14,484	21,750	12,936	18,615

Net charge-offs	(57,225)	(57,166)	(65,090)	(61,817)	(58,200)

Ending balance	$816,330	$790,271	$784,937	$791,527	$719,576

Nonperforming Assets
Nonaccrual loans and leases:
Commercial loans and leases	$199,718	$218,111	$219,558	$226,655	$233,938
Direct retail loans	50,968	52,426	50,085	47,618	43,023
Sales finance loans	13,152	12,062	13,082	14,182	15,794
Revolving credit loans	369	367	342	354	278
Mortgage loans	61,132	62,756	67,373	66,611	70,491

Total nonaccrual loans and leases	325,339	345,722	350,440	355,420	363,524

Foreclosed real estate	68,035	74,832	78,964	70,178	64,347
Other foreclosed property	18,995	21,247	17,106	20,902	17,575
Restructured loans	566	573	592	613	145

Total nonperforming assets	$412,935	$442,374	$447,102	$447,113	$445,591

Loans 90 days or more past due
and still accruing:
Commercial loans and leases	$11,180	$18,885	$17,759	$34,965	$19,925
Direct retail loans	21,015	20,359	25,695	24,019	20,934
Sales finance loans	20,732	26,091	27,863	18,379	15,688
Revolving credit loans	4,116	4,644	5,601	4,626	4,466
Mortgage loans	38,698	33,917	39,840	39,918	36,466

Total loans 90 days or more past due
and still accruing	$95,741	$103,896	$116,758	$121,907	$97,479

ASSET QUALITY RATIOS
Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases*	.14%	.16%	.19%	.20%	.18%
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases*	.49	.54	.56	.58	.66
Total nonperforming assets as a percentage of:
Total assets	.42	.47	.49	.49	.55
Loans and leases plus foreclosed property*	.62	.69	.72	.73	.81
Net charge-offs as a percentage of
average loans and leases*	.34	.36	.42	.40	.43
Net charge-offs excluding specialized
lending as a percentage of average
loans and leases**	.24	.25	.31	.30	.31
Allowance for loan and lease losses as a
percentage of loans and leases*	1.22	1.23	1.26	1.29	1.31
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.23	1.25	1.27	1.32	1.39
Ratio of allowance for loan and lease losses to:
Net charge-offs*	3.55	x	3.44	x	3.04	x	3.23	x	3.08	x
Nonaccrual and restructured loans and leases	2.50	2.28	2.24	2.22	1.98

* Includes loans held for sale and is net of unearned income. Applicable ratios are annualized.
** Excludes net charge-offs and average loans from BB&T's specialized lending operations.

Back to Index

BB&T Corporation           Page 32          Second Quarter 2004 10-Q

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

BB&T Corporation           Page 33          Second Quarter 2004 10-Q

          The majority of BB&T’s assets and liabilities are monetary in nature, and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System (“FRB”) to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by ALCO, BB&T positions itself to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

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

          The asset/liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates by analyzing external factors, including published economic projections and data, the effects of likely monetary and fiscal policies, as well as any enacted or prospective regulatory changes. BB&T’s current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are also considered. This data is combined with various interest rate scenarios to provide management with information necessary to analyze interest sensitivity and to aid in the development of strategies to reach performance goals.

          The following table shows the effect that the indicated changes in interest rates would have on net interest income as projected for the next 12 months under the “most likely” interest rate scenario incorporated into the Interest Sensitivity Simulation computer model. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets, cash flows and maturities of derivative financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, customer preferences, and capital plans. The resulting change in net interest income reflects the level of sensitivity that net interest income has in relation to changing interest rates.

BB&T Corporation           Page 34          Second Quarter 2004 10-Q

Interest Sensitivity Simulation Analysis

.
Interest Rate Scenario					Annualized Hypothetical

					Percentage Change in
Linear	Prime Rate				Net Interest Income

Change in	June 30,				June 30,

Prime Rate	2004		2003		2004	2003

3.00%	7.25%		7.00%		0.75%	(0.18	) %
1.50	5.75		5.50		0.52	0.12
No Change	4.25		4.00		--	--
(1.00)	NA	(1)	3.00		NA (1)	(2.00)
(1.25)	3.00		NA	(1)	(2.29)	NA	(1)

(1) BB&T's model did not calculate a 1% decrease in 2004 or a 1.25% decrease in 2003.

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

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties. Notional amounts do not represent amounts to be exchanged between parties and are therefore not a measure of financial risk. On June 30, 2004, BB&T had derivative financial instruments outstanding with notional amounts totaling $20.0 billion. The estimated net fair value of open contracts was $23.3 million at June 30, 2004.

BB&T Corporation           Page 35          Second Quarter 2004 10-Q

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative contracts at June 30, 2004, was not material.

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at June 30, 2004:

Derivative Classifications and Hedging Relationships
June 30, 2004
(Dollars in thousands)

	Notional	Fair Value

	Amount	Gain	Loss

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$4,150,000	$22,197	$(21,836)
Hedging certificates of deposit and short-term borrowed funds	3,500,000	14,986	(1,270)

Derivatives Designated as Fair Value Hedges:
Hedging business loans	4,767	--	(159)
Hedging long-term debt	2,400,000	47,932	(54,899)

Derivatives not designated as hedges	9,926,106	45,177	(28,783)

Total	$19,980,873	$130,292	$(106,947)

BB&T Corporation           Page 36          Second Quarter 2004 10-Q

Derivative Financial Instruments
June 30, 2004
(Dollars in thousands)

		Average	Average	Estimated
	Notional	Receive	Pay	Fair
	Amount	Rate	Rate	Value

Receive fixed swaps	$7,235,645	4.27%	1.53%	$608
Pay fixed swaps	690,412	1.33	3.75	(7,373)
Forward starting pay fixed swaps	2,250,000	--	3.19	11,386
Caps, floors and collars	1,365,466	N/A	N/A	2,330
Foreign exchange contracts	235,304	N/A	N/A	489
Futures contracts	9,500	N/A	N/A	(103)
Interest rate lock commitments	659,746	N/A	N/A	3,608
Forward commitments	1,076,300	N/A	N/A	(5,277)
Forward starting swaps	550,000	N/A	N/A	(3,007)
Swaptions	4,400,000	N/A	N/A	9,653
When-issued securities	967,000	N/A	N/A	7,530
Options on contracts purchased	66,500	N/A	N/A	542
TBA Options	300,000	N/A	N/A	2,428
TRS Options	175,000	N/A	N/A	531

Total	$19,980,873			$23,345

N/A - not applicable.

Contractual Obligations, Contingent Liabilities and Other Commitments

          BB&T utilizes a variety of financial instruments to meet the financial needs of its clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and financial guarantees, interest rate caps, floors and collars, interest rate swaps, swaptions, when-issued securities, and forward and futures contracts. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2003, for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. A discussion of BB&T’s derivative financial instruments is included in the “Derivative Financial Instruments” section herein.

Back to Index

CAPITAL ADEQUACY AND RESOURCES

           The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T’s principal goals related to capital are to provide an adequate return to shareholders while retaining a sufficient base from which to support future growth and to comply with all regulatory standards.

BB&T Corporation           Page 37          Second Quarter 2004 10-Q

           Total shareholders’ equity was $10.5 billion at June 30, 2004, compared to $9.9 billion at December 31, 2003, an increase of 5.9%. BB&T’s book value per common share at June 30, 2004 was $18.95 compared to $18.33 at December 31, 2003. BB&T’s tangible shareholders’ equity was $5.86 billion at June 30, 2004, a slight decrease from $5.92 billion at December 31, 2003. BB&T’s tangible book value per common share at June 30, 2004 was $10.56 compared to $10.92 at December 31, 2003.

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

CAPITAL RATIOS

	2004		2003

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Risk-based capital ratios:
Tier 1 capital	9.2%	9.2%	9.4%	9.6%	9.8%
Total capital	12.1	12.3	12.5	13.3	13.8
Tier 1 leverage ratio	7.0	7.1	7.2	7.2	7.2

BB&T Corporation           Page 38          Second Quarter 2004 10-Q

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

          The following table presents the common stock repurchases made by BB&T during the second quarter of 2004:

Share Repurchase Activity

	2004

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased	Per Share	Publicly-Announced Plan	Publicly-Announced Plan

April	376,000	$34.31	376,000	43,405,500
May	207,000	$34.74	207,000	43,198,500
June (1)	9,989	$37.23	--	43,198,500

Total	592,989	$34.51	583,000	43,198,500

(1)   Repurchases reflect shares exchanged or surrendered in connection with the exercise of stock options under BB&T's stock option plans.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the second quarter of 2004 totaled $400.1 million, an increase of 26.5% compared to the $316.2 million earned during the comparable quarter of 2003. On a diluted per share basis, earnings for the three months ended June 30, 2004, were $.72, compared to $.67 for the same period in 2003, an increase of 7.5%. BB&T’s results of operations for the second quarter of 2004 produced an annualized return on average assets of 1.65% and an annualized return on average shareholders’ equity of 15.17% compared to prior year ratios of 1.57% and 16.38%, respectively.

BB&T Corporation           Page 39          Second Quarter 2004 10-Q

          Consolidated net income for the first six months of 2004 totaled $728.6 million, an increase of 13.1% compared to the $644.0 million earned during the same period in 2003. On a diluted per share basis, earnings for the first six months of 2004 and 2003 were $1.32 and $1.36, respectively, which represents a decrease of 2.9%. BB&T’s results of operations for the first six months of 2004 produced an annualized return on average assets of 1.55% and an annualized return on average shareholders’ equity of 14.07% compared to prior year ratios of 1.62% and 17.06%, respectively.

          The following table sets forth selected financial ratios for the last five calendar quarters:

ANNUALIZED
PROFITABILITY MEASURES

	2004		2003

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Return on average assets	1.65%	1.43%	1.34%	.51%	1.57%
Return on average shareholders' equity	15.17	12.93	11.98	4.50	16.38
Net interest margin (taxable equivalent)	4.02	4.09	3.89	4.17	4.06

   Merger-Related and Restructuring Charges

          Mergers and acquisitions have played an important role in the development of BB&T’s franchise. BB&T recorded certain merger-related and restructuring costs during both 2004 and 2003. During the second quarter of 2004, BB&T recorded $351 thousand in net after-tax charges primarily associated with the acquisition of Republic. During the second quarter of 2003, BB&T incurred $7.0 million in net after-tax charges primarily associated with the acquisition of First Virginia and the acquisitions and systems conversions of Equitable Bank and Regional Financial Corporation. Merger-related charges and expenses include personnel-related expenses such as staff relocation costs, severance benefits, early retirement packages and contract settlements. They also include furniture, equipment and occupancy costs related to department and branch consolidations as well as costs related to converting the data processing systems of the acquired companies to BB&T’s automation platform. For the six months ended June 30, 2004 and 2003, BB&T incurred $6.5 million and $10.0 million, respectively, in net after-tax charges primarily associated with the same purchase acquisitions that affected the respective second quarters of 2004 and 2003. The above expenses are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expenses.

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

BB&T Corporation           Page 40          Second Quarter 2004 10-Q

Summary of Merger-Related and Restructuring Charges
(Dollars in thousands)

	For the Six Months Ended June 30,

	2004	2003

Severance and personnel-related charges	$7,828	$1,630
Occupancy and equipment charges	(5,890)	4,231
Systems conversions and related charges	802	2,758
Marketing and public relations	3,711	5,712
Asset write-offs, comforming policies
and other merger-related charges	3,990	1,173

Total	$10,441	$15,504

          Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination, which typically occur in corporate support and data processing functions.

          Occupancy and equipment charges represent merger-related costs or credits associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment. Credits may result when obsolete properties or equipment are sold for more than originally estimated. Systems conversions and related charges include expenses necessary to convert and combine the acquired branches and operations of merged companies. Marketing and public relations costs represent direct media advertising related to the acquisitions. The other merger-related charges are comprised of asset and supply inventory write-offs, litigation accruals, costs to conform an acquired institution’s accounting policies to those of BB&T and other similar charges.

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

BB&T Corporation           Page 41          Second Quarter 2004 10-Q

	First Virginia Banks, Inc.

	(Dollars in thousands)

	Balance			Balance
	December 31,	Additions in	Utilized in	June 30,
	2003	2004	2004	2004

Severance and personnel-related charges	$18,895	$--	$8,944	$9,951
Occupancy and equipment charges	23,689	413	9,912	14,190
Systems conversions and related charges	20,735	8	20,743	--
Other merger-related charges	2,675	786	3,145	316

Total	$65,994	$1,207	$42,744	$24,457

           Merger-related and restructuring accruals related to First Virginia are generally expected to be utilized during 2004, unless they relate to specific contracts or legal obligations that expire in later years or they relate to the disposal of duplicate facilities and equipment, which may take longer to complete.

	F&M National Corporation

	(Dollars in thousands)

	Balance		Balance
	December 31,	Utilized in	June 30,
	2003	2004	2004

Severance and personnel-related charges	$63	$45	$18
Occupancy and equipment charges	7,097	5,385	1,712
Systems conversions and related charges	--	--	--
Other merger-related charges	987	--	987

Total	$8,147	$5,430	$2,717

          The remaining accruals at June 30, 2004, for F&M National Corporation are related primarily to costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future upon termination of the various leases and sale of duplicate property. These accruals are expected to be substantially utilized in 2004 unless they relate to specific contracts expiring in later years.

          Activity with respect to the merger and restructuring accruals for all other mergers is presented in the accompanying table:

BB&T Corporation           Page 42          Second Quarter 2004 10-Q

	All Other Merger Activity

	(Dollars in thousands)

	Balance			Balance
	December 31,	Additions in	Utilized in	June 30,
	2003	2004	2004	2004

Severance and personnel-related charges	$8,892	$5,342	$2,064	$12,170
Occupancy and equipment charges	17,910	2,984	8,120	12,774
Systems conversions and related charges	--	4,199	312	3,887
Other merger-related charges	7,408	2,174	3,961	5,621

Total	$34,210	$14,699	$14,457	$34,452

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

          Because BB&T often has multiple merger integrations in process, and due to limited resources must schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals may cover an extended period of time. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance payments. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2004, are expected to be utilized during 2004, unless they relate to specific contracts that expire in later years.

          The accruals utilized during 2004 in the tables above include reversals of $29.5 million of previously recorded merger-related and restructuring accruals principally related to the finalization of estimates for employee terminations, contract cancellations and occupancy costs. The above reversals include $16.6 million of pre-tax adjustments to goodwill that had no effect on BB&T’s consolidated results of operations. The remaining $12.8 million was included as a reduction of merger-related and restructuring charges during 2004 in the Consolidated Statements of Income.

BB&T Corporation           Page 43          Second Quarter 2004 10-Q

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $860.2 million for the second quarter of 2004 compared to $731.6 million for the same period in 2003, an increase of $128.6 million, or 17.6%. For the three months ended June 30, 2004, average earning assets increased $13.5 billion, or 18.6%, compared to the same period of 2003, while average interest-bearing liabilities increased $9.2 billion, or 14.8%, and the net interest margin decreased from 4.06% in the second quarter of 2003 to 4.02% in the current quarter. The decrease in the net interest margin was caused by a combination of several factors. The reinvestment of proceeds from the sales, maturities and prepayments of securities in lower yielding securities, additional interest expense incurred in connection with BB&T’s stock buy-back program, net loan and deposit premium amortization related to the purchase of First Virginia and Republic all adversely affected the net interest margin in the second quarter of 2004. At the same time, the margin was positively affected by the balance sheet restructuring completed during 2003, which consisted of BB&T refinancing or prepaying approximately $5.9 billion of long-term FHLB advances and retaining an additional $3.6 billion in fixed-rate mortgage loans from originations made during the second half of 2003 and the first quarter of 2004.

          For the six months ended June 30, 2004, net interest income on an FTE basis was $1.7 billion compared to $1.5 billion for the same period in 2003, an increase of $234.0 million, or 16.1%. Average earning assets for the first six months of 2004 increased $12.0 billion, or 16.8%, compared to the same period of 2003, while average interest-bearing liabilities increased $7.9 billion, or 12.7%. The net interest margin for the six months ended June 30, 2004 was 4.06%, down from 4.09% for the first six months of 2003. The decrease resulted largely from the same factors that affected the quarterly comparison described above.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the second quarter and first six months of 2004 compared to the same periods in 2003, and the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation           Page 44          Second Quarter 2004 10-Q

Net Interest Income and Rate / Volume Analysis
For the Three Months Ended June 30, 2004 and 2003

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

	2004	2003	2004	2003	2004	2003	(Decrease)	Rate (6)	Volume (6)

	(Dollars in thousands)
Assets
Securities (1):
U.S. Treasury, government and other (5)	$17,534,149	$16,615,559	3.91%	4.90%	$171,583	$203,478	$(31,895)	$(42,791)	$10,896
States and political subdivisions	844,356	817,364	6.58	7.53	13,893	15,394	(1,501)	(1,987)	486

Total securities (5)	18,378,505	17,432,923	4.04	5.02	185,476	218,872	(33,396)	(44,778)	11,382
Other earning assets (2)	554,295	514,879	1.50	1.36	2,067	1,744	323	183	140
Loans and leases, net
of unearned income (1)(3)(4)(5)	66,863,486	54,380,475	5.72	6.29	952,389	853,094	99,295	(82,301)	181,596

Total earning assets	85,796,286	72,328,277	5.33	5.95	1,139,932	1,073,710	66,222	(126,896)	193,118

Non-earning assets	11,490,119	8,684,685

Total assets	$97,286,405	$81,012,962

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$5,034,541	$3,303,608	0.20	0.38	2,515	3,167	(652)	(1,851)	1,199
Money rate savings	21,801,020	16,406,576	0.64	0.86	34,604	35,064	(460)	(10,294)	9,834
Certificates of deposit and other time deposits	27,497,580	24,824,328	1.98	2.49	135,570	154,274	(18,704)	(33,792)	15,088

Total interest-bearing deposits	54,333,141	44,534,512	1.28	1.73	172,689	192,505	(19,816)	(45,937)	26,121
Short-term borrowed funds	6,682,835	4,744,761	1.08	1.29	17,968	15,494	2,474	(2,773)	5,247
Long-term debt	10,668,414	13,173,214	3.36	4.04	89,094	134,112	(45,018)	(22,041)	(22,977)

Total interest-bearing liabilities	71,684,390	62,452,487	1.57	2.19	279,751	342,111	(62,360)	(70,751)	8,391

Noninterest-bearing deposits	11,663,685	8,326,827
Other liabilities	3,330,199	2,488,253
Shareholders' equity	10,608,131	7,745,395

Total liabilities and
shareholders' equity	$97,286,405	$81,012,962

Interest rate spread			3.76	3.76
Net yield on earning assets			4.02%	4.06%	$860,181	$731,599	$128,582	$(56,145)	$184,727

Taxable equivalent adjustment					$20,478	$28,179

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

BB&T Corporation           Page 45          Second Quarter 2004 10-Q

Net Interest Income and Rate / Volume Analysis
For the Six Months Ended June 30, 2004 and 2003

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

	2004	2003	2004	2003	2004	2003	(Decrease)	Rate (6)	Volume (6)

	(Dollars in thousands)
Assets
Securities (1):
U.S. Treasury, government and other (5)	$16,922,084	$16,099,156	3.98%	5.13%	$337,029	$412,679	$(75,650)	$(95,631)	$19,981
States and political subdivisions	861,309	834,241	6.52	7.46	28,086	31,133	(3,047)	(3,989)	942

Total securities (5)	17,783,393	16,933,397	4.11	5.24	365,115	443,812	(78,697)	(99,620)	20,923
Other earning assets (2)	625,977	483,618	1.47	1.47	4,576	3,545	1,031	--	1,031
Loans and leases, net
of unearned income (1)(3)(4)(5)	65,041,815	54,046,660	5.78	6.37	1,871,419	1,711,231	160,188	(168,191)	328,379

Total earning assets	83,451,185	71,463,675	5.39	6.07	2,241,110	2,158,588	82,522	(267,811)	350,333

Non-earning assets	11,248,197	8,625,092

Total assets	$94,699,382	$80,088,767

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$4,804,957	$3,339,126	0.21	0.43	4,944	7,081	(2,137)	(4,504)	2,367
Money rate savings	21,015,740	16,317,831	0.63	0.91	65,434	73,264	(7,830)	(26,027)	18,197
Certificates of deposit and other time deposits	26,745,650	24,574,832	2.02	2.62	269,088	319,784	(50,696)	(77,780)	27,084

Total interest-bearing deposits	52,566,347	44,231,789	1.30	1.82	339,466	400,129	(60,663)	(108,311)	47,648
Short-term borrowed funds	6,640,017	4,384,035	1.07	1.32	35,363	29,158	6,205	(6,187)	12,392
Long-term debt	10,644,980	13,376,650	3.37	4.10	178,548	275,526	(96,978)	(46,722)	(50,256)

Total interest-bearing liabilities	69,851,344	61,992,474	1.59	2.28	553,377	704,813	(151,436)	(161,220)	9,784

Noninterest-bearing deposits	11,204,341	8,008,885
Other liabilities	3,230,368	2,475,395
Shareholders' equity	10,413,329	7,612,013

Total liabilities and
shareholders' equity	$94,699,382	$80,088,767

Interest rate spread			3.80	3.79
Net yield on earning assets			4.06%	4.09%	$1,687,733	$1,453,775	$233,958	$(106,591)	$340,549

Taxable equivalent adjustment					$41,207	$58,177

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

BB&T Corporation           Page 46          Second Quarter 2004 10-Q

Noninterest Income

          Noninterest income for the three months ended June 30, 2004, was $573.7 million compared to $461.1 million for the same period in 2003, an increase of $112.6 million, or 24.4%. Excluding the effects of growth resulting from the timing of purchase acquisitions, noninterest income grew approximately 4.4% in the second quarter of 2004 compared to the same period in 2003. Noninterest income increased primarily due to strong revenue growth from BB&T’s insurance operations as well as growth in income from mortgage banking, service charges on deposit accounts and other nondeposit fees and commissions. These increases were partially offset by a decrease in the amount of securities gains recognized in the second quarter of 2004 compared to the second quarter of 2003. The growth also reflects the contributions of acquisitions.

          For the six months ended June 30, 2004, noninterest income totaled $1.1 billion, an increase of $145.8 million, or 16.1%, compared to the same period in 2003. Excluding the effects of growth resulting from the timing of purchase acquisitions, noninterest income decreased slightly in the first six months of 2004 compared to the same period in 2003 due to significant gains on securities recognized in the first six months last year.

          Service charges on deposits totaled $131.4 million for the second quarter of 2004, up $34.8 million, or 36.0%, compared to the second quarter of 2003. For the first six months of 2004, service charges on deposits totaled $254.2 million, an increase of $60.8 million, or 31.4%, compared to the same period in 2003. The primary reasons for the increases in both the quarter and six months were the purchases of First Virginia and Republic, improved collection of NSF and overdraft charges, and a reduction in the amount of waived customer fees. Excluding the effect of acquisitions, service charges on deposits increased approximately 12.6% and 9.6% for the three-month and six-month periods ended June 30, 2004, respectively, compared to the comparable periods in 2003.

          Trust income totaled $31.5 million for the current quarter, an increase of $5.3 million, or 20.1%, compared to the same period a year ago. For the first six months of 2004, trust income totaled $61.5 million, an increase of $9.2 million, or 17.7%, compared to the same period in 2003. The increases in trust income were primarily due to the acquisition of First Virginia and to increases in mutual fund and wealth management fees. In addition, the value of trust assets under management, including custodial accounts, increased from $25.8 billion at June 30, 2003, to $26.6 billion at June 30, 2004. Total trust assets under management at June 30, 2004, include $2.2 billion in trust assets from the acquisition of First Virginia and reflect a reduction compared to last year of $2.4 billion in trust assets from the North Carolina state employees’ 401(k) plan, which transferred to a successor trustee.

          Investment banking and brokerage fees and commissions totaled $63.6 million during the second quarter of 2004, an increase of $3.0 million, or 5.0%, compared to the second quarter of 2003. For the first six months of 2004, investment banking and brokerage fees and commissions totaled $140.2 million, an increase of $27.3 million, or 24.2%, compared to the same period in 2003. The increases in this category of revenue for the second quarter and first six months of 2004 resulted primarily from growth in investment banking services fees and commissions and the entry into the high yield market by Scott & Stringfellow, BB&T’s wholly owned investment banking and brokerage subsidiary, which contributed $2.3 million and $24.2 million of the increase for each period, respectively.

BB&T Corporation           Page 47          Second Quarter 2004 10-Q

          Insurance commissions totaled $164.7 million for the second quarter of 2004, an increase of $63.2 million, or 62.3%, compared to the same three-month period of 2003. For the first six months of 2004, insurance commissions totaled $288.4 million, up $98.3 million, or 51.7%, compared to the same period last year. Solid internal growth combined with the expansion of BB&T’s insurance agency network through insurance agency acquisitions, the largest of which was the purchase of McGriff, Seibels & Williams Inc. (“McGriff”), generated the strong increases in insurance revenues. The acquisition of McGriff contributed approximately $46.8 million in additional insurance revenues in the second quarter of 2004 and $77.1 million for the first six months of 2004. In addition, higher revenues from BB&T’s wholesale insurance brokerage operations contributed $13.8 million and $18.7 million in revenue growth for the current quarter and first six months of 2004 compared to the same periods in 2003. Excluding the effect of acquisitions, insurance commissions increased approximately 8.4% and 9.3% for the second quarter and first six months of 2004, respectively, compared to the same periods in 2003.

          Income from commercial and residential mortgage banking activities totaled $67.5 million for the second quarter of 2004, up $100.2 million, compared to a net loss of $32.7 million for the second quarter of 2003. The significant increase in net mortgage banking revenues is primarily a function of interest rate volatility, which affects the value of BB&T’s mortgage servicing rights. During the second quarter of 2004, higher mortgage interest rates, compared to the same period last year, reduced the volume of refinancing activities and resulted in lower prepayment speed assumptions for existing serviced loans which resulted in an increase in the value of BB&T’s mortgage servicing rights. This increase in value resulted in net revenue of $30.4 million, which is included in mortgage banking income in the second quarter of 2004. The $30.4 million in revenue was the net effect of recapturing $91.9 million in the previously established valuation allowance related to mortgage servicing rights and losses from derivatives and other risk management strategies totaling $61.5 million. In comparison, lower mortgage interest rates in the second quarter of 2003 required BB&T to record a $109.3 million increase in the allowance for mortgage servicing rights, which reduced mortgage banking income. Furthermore, the lower prepayment speed assumptions in the second quarter of 2004 caused a reduction in the amount of amortization expense associated with commercial and residential mortgage servicing rights, which totaled $21.8 million for the second quarter of 2004 compared to $49.8 million in the comparable period last year. Total residential mortgage originations for the second quarter of 2004 were $3.2 billion compared to $6.0 billion for the second quarter of 2003. In addition, BB&T undertook a mortgage retention strategy in mid-2003 as part of a balance sheet restructuring, which involved an initiative to retain rather than sell approximately $3.6 billion of fixed-rate mortgage loans. Due to this strategy and the lower residential mortgage originations, loan sales for the second quarter of 2004 were $2.3 billion, down from $4.2 billion sold in the second quarter last year. As a result, residential mortgage production revenue, which includes earnings from the origination and sale of mortgage loans, decreased $64.1 million, or 66.7%, compared to the second quarter of 2003. Residential mortgage servicing fees associated with loans serviced for investors were down from $26.5 million in the second quarter of 2003 to $22.8 million in the current quarter as a result of a slight decline in the average portfolio of loans serviced for investors. Commercial mortgage loan revenues for the second quarter of 2004 totaled $3.7 million, compared to $3.9 million earned in the second quarter of 2003.

BB&T Corporation           Page 48          Second Quarter 2004 10-Q

          For the first six months of 2004, income from commercial and residential mortgage banking activities totaled $74.6 million, an increase of $47.4 million, compared to $27.3 million for the comparable period in 2003. The increase in net mortgage revenues was primarily caused by the same factors that affected the quarterly growth, which included a $26.2 million net recapture of the valuation allowance for mortgage servicing rights in the first half of 2004, (which was composed of a $48.3 million recapture of the previously established valuation allowance related to mortgage servicing rights and losses from derivatives and other risk management strategies totaling $22.1 million), compared to a $146.2 million increase in the allowance in 2003, and a $43.3 million reduction in the amortization expense associated with commercial and residential mortgage servicing rights. These increases in mortgage banking income were substantially offset by lower residential mortgage production revenue, which decreased $161.9 million, or 78.7%, compared to the first six months of 2003.

          Other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $79.5 million for the second quarter of 2004, an increase of $18.7 million, or 30.8%, compared to the three months ended June 30, 2003. For the six months ended June 30, 2004, other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $151.1 million, an increase of $34.1 million, or 29.1%, compared to the same period in 2003. The principal drivers of the second quarter increase were check card interchange fees, ATM fees, money orders, and bankcard income, which increased $4.6 million, $2.8 million, $1.2 million, and $6.5 million, respectively, compared to the same period in 2003. The 29.1% increase in other nondeposit fees and commissions, including bankcard fees and merchant discounts, for the first six months of 2004 was also primarily driven by check card interchange fees and bankcard income, which increased $8.0 million and $12.6 million, respectively, compared to the same period in 2003. In addition, ATM fees, money orders, and safe deposit box fees increased $5.5 million, $2.8 million, and $2.0 million, respectively, over the same time period. All of these increases include additional fees and commissions as a result of the acquisitions of First Virginia and Republic.

          Net securities gains were immaterial during the second quarter of 2004 compared to net gains of $109.5 million realized during the same period last year. For the first six months of 2004, BB&T recorded a net loss from sales and transfers of securities totaling $.5 million compared with net securities gains totaling $143.7 million realized during the same period one year ago. The net securities gains in the second quarter and first half of 2003 from the sale of securities available for sale were taken to economically offset increases in the valuation allowance necessary to reduce the carrying value of BB&T’s mortgage servicing rights as discussed above. No such sales were taken during the same periods in 2004. In recent quarters, BB&T has shifted to a risk management strategy related to mortgage servicing rights and mortgage banking largely dependent on derivatives.

BB&T Corporation           Page 49          Second Quarter 2004 10-Q

          Other income totaled $35.4 million for the second quarter of 2004, a decrease of $3.2 million, or 8.3%, compared with the same period one year ago. The primary drivers of the decrease were a decline in the value of various financial assets isolated for the purpose of providing post-employment benefits and lower income from miscellaneous investments made by a small business investment company totaling $3.6 million and $3.9 million, respectively. These decreases were partially offset by other miscellaneous income, which increased $2.4 million compared to the second quarter of 2003. For the six months ended June 30, 2004, other income totaled $82.2 million, an increase of $13.0 million, or 18.8%, compared with the same period last year. The primary drivers of this increase were a fair value adjustment related to miscellaneous investments made by a small business investment company and an increase in other miscellaneous income totaling $12.7 million and $4.8 million, respectively. These increases were partially offset by lower income from investments in limited partnerships and other miscellaneous investments, which declined $7.3 million compared to the first six months of 2003.

Noninterest Expense

          Noninterest expenses totaled $750.7 million for the second quarter of 2004 compared to $650.9 million for the same period a year ago, an increase of $99.7 million, or 15.3%. For the first six months of 2004, noninterest expenses totaled $1.5 billion, an increase of $233.6 million, or 18.6%, over the same period a year ago. Noninterest expenses for the second quarter and first six months of 2004 include $.8 million and $10.4 million, respectively, of pretax merger-related and restructuring expenses principally associated with the acquisitions of First Virginia and Republic.

          Personnel expense, the largest component of noninterest expense, was $433.9 million for the current quarter, compared to $367.5 million for the same period in 2003, an increase of $66.4 million, or 18.1%. This increase was primarily attributable to the acquisitions of First Virginia, McGriff and Republic, which contributed approximately $52.7 million of the increase in personnel expenses. Additionally, during the current quarter, incentive compensation expenses and employee benefit expenses increased $9.6 million and $6.3 million, respectively, compared to the second quarter of 2003. For the six months ended June 30, 2004, personnel expense totaled $856.8 million, up $136.6 million, or 19.0%, compared to 2003. The increase resulted primarily from the same factors that produced the quarterly increase. Excluding the effect of acquisitions, personnel expenses decreased approximately 4.7% and 2.0% for the second quarter and first six months of 2004, respectively, compared to the same periods in 2003, as a result of improving expense control and the realization of efficiencies from recent mergers.

BB&T Corporation           Page 50          Second Quarter 2004 10-Q

          Occupancy and equipment expense for the three months ended June 30, 2004, totaled $103.4 million compared to $85.6 million for the second quarter of 2003, representing an increase of $17.8 million, or 20.8%. For the first six months of 2004, occupancy and equipment expense totaled $203.6 million, up $30.2 million, or 17.4%, compared to 2003. The increases resulted primarily from the acquisitions of First Virginia, McGriff and Republic, which collectively added approximately $9.9 million and $19.2 million, respectively, in occupancy and equipment expenses during the second quarter and first six months of 2004. In addition, building maintenance and real estate taxes increased $1.4 million and $1.1 million, respectively, during the second quarter of 2004 compared to 2003. For the first six months of 2004, building maintenance and real estate taxes increased $5.0 million and $1.6 million, respectively, compared to 2003.

          The amortization of intangible assets totaled $28.7 million for the current quarter, an increase of $21.9 million from the $6.8 million incurred in the second quarter of 2003. For the six months ended June 30, 2004, amortization of intangible assets totaled $52.7 million, an increase of $39.2 million compared to the same period last year. The increases were due to acquisitions completed during the second half of 2003 and the first six months of 2004, the largest of which were the purchases of First Virginia, McGriff, and Republic, which contributed the majority of additional amortization expenses during the above periods in 2004 compared to 2003. See Note D to the Consolidated Financial Statements herein for a summary of completed mergers and acquisitions.

          Other noninterest expenses, including professional services, totaled $183.9 million for the second quarter of 2004, an increase of $3.7 million, or 2.0%, compared to the same period of 2003. The principal drivers of the increase were higher professional services expense, miscellaneous processing expense and supplies expense, which increased $1.8 million, $1.9 million and $2.2 million, respectively, compared to the second quarter of 2003. In addition, deposit-related expenses, general insurance expenses, and telephone expenses increased $2.6 million, $2.6 million, and $1.4 million, respectively, over the same time period. For the six months ended June 30, 2004, other noninterest expenses, including professional services, totaled $365.1 million, an increase of $32.7 million, or 9.8%, compared to the same period in 2003. The principal reasons for the increase were similar to the factors that affected the quarterly growth. Other noninterest expenses for the 2004 periods include the impact of the First Virginia, McGriff, and Republic acquisitions.

Provision for Income Taxes

          The provision for income taxes totaled $198.6 million for the second quarter of 2004, an increase of $62.7 million, or 46.2%, compared to the second quarter of 2003. For the six months ended June 30, 2004, the provision for income taxes totaled $354.6 million, an increase of $76.5 million, or 27.5%, compared to the same period of 2003. The increased provision for income taxes was the combined result of higher pretax income and an increase in the effective tax rate. BB&T’s effective income tax rates were 33.2% and 30.1% for the three months ended June 30, 2004 and 2003, respectively, and 32.7% and 30.2% for the first six months of 2004 and 2003, respectively.

BB&T Corporation           Page 51          Second Quarter 2004 10-Q

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

          In the normal course of business, BB&T is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2003, the Internal Revenue Service (“IRS”) concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. Following their examination, the IRS issued a Revenue Agent Report assessing taxes and interest in the amount of $59.3 million related to BB&T’s income tax treatment of certain leveraged lease transactions which were entered into during the years under examination. The assessment, which was paid by BB&T during 2003, did not significantly affect BB&T’s consolidated results of operations in 2003 as it related primarily to differences in the timing of recognizing income and deductions for income tax purposes for which deferred taxes had been previously provided. Management continues to believe that BB&T’s treatment of these leveraged leases was appropriate and in compliance with existing tax laws and regulations for the years examined. BB&T filed a refund request for the taxes and interest related to this matter which was denied by the IRS during the second quarter of 2004. Management intends to continue pursuing a refund of the taxes and interest relative to the assessment and is currently evaluating other available options.

Back to Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Please refer to “Market Risk Management” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Back to Index

BB&T Corporation           Page 52          Second Quarter 2004 10-Q

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

Back to Index

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          (e) Please refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Back to Index

Item 4. Submission of Matters to a Vote of Security Holders

          BB&T held its Annual Meeting of Shareholders on April 27, 2004, to consider and vote on the matters listed below. A total of 427,848,085 of the Company’s shares were present or represented by proxy at the meeting. This represented approximately 78% of the Company’s outstanding shares.

BB&T Corporation           Page 53          Second Quarter 2004 10-Q

(1)

The proposal to approve an amendment to BB&T’s articles of incorporation to cause directors to be elected in accordance with the Bylaws (i.e. to eliminate staggered terms for directors) and to provide that directors can be removed with or without cause was approved, with 411,523,816 shares voting for, 10,722,817 shares voting against, and 5,657,297 shares abstaining.

(2)

The proposal to approve certain amendments to BB&T’s bylaws to (i) eliminate staggered terms for directors and make certain other revisions regarding the terms of directors; (ii) provide that directors can be removed with or without cause; (iii) enhance the Board’s ability to fill director vacancies; and (iv) make certain revisions to the bylaw provision governing bylaw amendments was defeated, with 240,160,801 shares voting for, 80,724,028 shares voting against, and 5,844,932 shares abstaining. Under the terms of BB&T’s current articles of incorporation and bylaws, these amendments required the affirmative vote of at least two-thirds of the outstanding shares of common stock entitled to vote at the Annual Meeting.

(3)	The individuals named below were re-elected to serve as directors of the Corporation for a three-year term expiring in 2007:

Name	Votes Received	Votes Withheld

John A. Allison IV	426,584,147	1,263,938
Ronald E. Deal	372,551,365	55,296,720
Tom D. Efird	424,584,281	3,263,804
Albert O. McCauley	425,175,930	2,672,155
Barry J. Fitzpatrick	424,650,024	3,198,061
J. Holmes Morrison	426,126,672	1,721,413

The individual named below was re-elected to a two-year term as a director expiring in 2006:

Name	Votes Received	Votes Withheld

Jennifer S. Banner	425,611,189	2,236,896

The individual named below was re-elected to a one-year term as a director expiring in 2005:

Name	Votes Received	Votes Withheld

Albert F. Zettlemoyer	383,101,985	44,746,100

(4)	The proposal to approve the Corporation's 2004 Stock Incentive Plan was approved, with 277,312,487 shares voting for, 41,594,324 shares voting against, and 7,846,602 shares abstaining.

(5)

The proposal to ratify the reappointment of PricewaterhouseCoopers LLP as the Corporation's independent auditors was approved, with 417,104,850 shares voting for, 6,981,292 shares voting against, and 3,819,499 shares abstaining.

BB&T Corporation           Page 54          Second Quarter 2004 10-Q

(6)	The shareholder proposal regarding executive compensation matters was defeated, with 90,163,737 shares voting for, 223,272,727 shares voting against, and 13,294,666 shares abstaining.

Back to Index

BB&T Corporation           Page 55          Second Quarter 2004 10-Q

Item 6. Exhibits and Reports on Form 8-K

(a)

EXHIBIT INDEX

Exhibit No.	Description	Location

2(a)	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(b)	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(c)	Amended and Restated Agreement and Plan of Reorganization dated as of November 1, 1996 between the Registrant and United Carolina Bancshares Corporation.	Incorporated herein by reference to Exhibit 2(c) filed in the Annual Report on Form 10-K, filed March 17, 1997.

2(d)	Agreement of Plan of Reorganization dated as of October 29, 1997 between the Registrant and Life Bancorp, Inc.	Incorporated herein by reference to Registration No. 333-44183.

2(e)	Agreement and Plan of Reorganization dated as of February 6, 2000 between the Registrant and One Valley Bancorp, Inc.	Incorporated herein by reference to Exhibit 99.1 filed in the Current Report on Form 8-K, dated February 9, 2000.

2(f)	Agreement and Plan of Reorganization dated as of January 20, 2003 between the Registrant and First Virginia Banks, Inc.	Incorporated herein by reference to Registration No. 333-103832.

BB&T Corporation           Page 56          Second Quarter 2004 10-Q

3(a)(i)	Amended and Restated Articles of Incorporation of the Registrant, dated January 14, 1997.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

3(a)(ii)	Articles of Amendment, dated May 6, 1997 to the Articles of Incorporation of the Registrant.	Incorporated herein by reference to Exhibit 3(a)(ii) filed in the Annual Report on Form 10-K, filed March 18, 1998.

3(b)	Amended and Restated Bylaws of the Registrant, effective April 28, 2004.	Incorporated herein by reference to Exhibit 4.6 of Registration Statement No. 333-116488.

3(c)	Articles of Amendment dated May 1, 1998 to the Articles of Incorporation of the Registrant.	Incorporated herein by reference to Exhibit 3(c) filed in the Quarterly Report on Form 10-Q, filed May 15, 2003.

3(d)	Articles of Amendment dated April 30, 2001 to the Articles of Incorporation of the Registrant.	Incorporated herein by reference to Exhibit 3(d) filed in the Quarterly Report on Form 10-Q, filed May 15, 2003.

3(e)	Articles of Amendment dated April 27, 2004, to the Articles of Incorporation of the Registrant.	Incorporated herein by reference to Exhibit 4.5 of Registration Statement No. 333-116488.

4(a)	Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant related to Junior Participating Preferred Stock, dated January 14, 1997.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

BB&T Corporation           Page 57          Second Quarter 2004 10-Q

4(c)	Subordinated Indenture (including Form of Subordinated Debt Security) between the Registrant and State Street Bank and Trust Company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Registration No. 333-02899.

4(d)	Senior Indenture (including Form of Senior Debt Security) between the Registrant and State Street Bank and Trust company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Registration No. 333-02899.

4(e)	First Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of December 23, 2003.	Incorporated herein by reference to Exhibit 4 of the Current Report on Form 8-K, filed December 23, 2003.

4(f)	Specimen Certificate of the Registrant’s Common Stock	Incorporated herein by reference to Exhibit 4.10 of Registration Statement No. 333-116488.

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note E.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

BB&T Corporation           Page 58          Second Quarter 2004 10-Q

(b)	Current Reports on Form 8-K filed or furnished during and following the quarter ended June 30, 2004.

          On April 13, 2004, BB&T furnished a Current Report on Form 8-K under Item 12 to report the results of operations for the first quarter of 2004. On May 3, 2004, BB&T filed a Current Report on Form 8-K under Item 5 to announce changes to BB&T’s Executive Management team. On July 13, 2004, BB&T furnished a Current Report on Form 8-K under Item 12 to report the results of operations for the second quarter of 2004.

BB&T Corporation           Page 59          Second Quarter 2004 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date: August 6, 2004	By: /s/ Scott E. Reed
Scott E. Reed, Senior Executive Vice
President and Chief Financial Officer

Date: August 6, 2004	By: /s/ Edward D. Vest
Edward D. Vest, Senior Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation           Page 60          Second Quarter 2004 10-Q