Form 10-K/A
BB&T CORP
filed 2004-10-19
CIK 92230

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

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders held on April 27, 2004, are incorporated by reference in Part III of this report.

Purpose for Amendment:

     The purpose of this amendment is solely to supplement Part IV, Item 15 of the Annual Report on Form 10-K for BB&T Corporation for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 8, 2004, to update Exhibit 23(a). This Form 10-K/A does not reflect events occuring after the filing of the original Form 10-K, or modify or update the disclosures therein.

PART IV	Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements—See Annual Report on Form 10-K filed March 8, 2004.

(b)	Current Reports on Form 8-K filed during the fourth quarter of 2003.

Type	Date Filed	Reporting Purpose

Item 12	October 14, 2003	To announce BB&T’s third quarter 2003 earnings.

Item 9	November 12, 2003	To announce the signing of a definitive agreement to acquire McGriff, Seibels & Williams, Inc., of Birmingham, Alabama.

Item 5	November 19, 2003	To file BB&T’s calculation of earnings to fixed charges.

Item 9	December 2, 2003	To announce the signing of a definitive agreement to acquire Republic Bancshares, Inc., of St. Petersburg, Florida.

Item 5	December 11, 2003	To file certain information with respect to BB&T’s operating segments and Tier 2 regulatory capital, including financial statements.

Item 5	December 23, 2003	To file an underwriting agreement and Indenture Regarding Subordinated Securities.

(c)	Exhibits

(d)	Financial Statement Schedules—None required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of October 19, 2004:

BB&T CORPORATION
(Registrant)

/s/ SCOTT E. REED
Scott E. Reed
Senior Executive Vice President and
Chief Financial Officer

/s/ EDWARD D. VEST
Edward D.Vest
Senior Vice President and
Corporate Controller

EXHIBIT INDEX

Exhibit No.	Description	Location

2(a)	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(b)	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Registration No. 33-56437.

2(c)	Agreement and Plan of Reorganization dated as of November 1, 1996 between the Registrant and United Carolina Bancshares Corporation, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

2(d)	Agreement of Plan of Reorganization dated as of October 29, 1997 between the Registrant and Life Bancorp, Inc.	Incorporated herein by reference to Registration No. 33-44183.

2(e)	Agreement and Plan of Reorganization dated as of February 6, 2000 between the Registrant and One Valley Bancorp, Inc.	Incorporated herein by reference to Exhibit 99.1 filed in the Current Report on Form 8-K, dated February 9, 2000.

2(f)	Agreement and Plan of Reorganization dated as of January 20, 2003 between the Registrant and First Virginia Banks, Inc.	Incorporated herein by reference to Registration No. 333-103832.

3(a)(i)	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

3(a)(ii)	Articles of Amendment of Articles of Incorporation.	Incorporated herein by reference to Exhibit 3(a)(ii) filed in the Annual Report on Form 10-K, filed March 18, 1998.

3(b)(i)	Bylaws of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(b) filed in the Annual Report on Form 10-K, filed March 18, 1998.

3(b)(ii)	Articles of Amendment of the Bylaws of the Registrant.	Incorporated herein by reference to Exhibit 3(b)(ii) filed in the Quarterly Report on Form 10-Q, filed May 13, 2002.

4(a)	Articles of Amendment to Amended and Restated Articles of Incorporation of the Registrant related to Junior Participating Preferred Stock.	Incorporated herein by reference to Exhibit 3(a) filed in the Annual Report on Form 10-K, filed March 17, 1997.

4(b)	Rights Agreement dated as of December 17, 1996 between the Registrant and Branch Banking and Trust Company, Rights Agent.	Incorporated herein by reference to Exhibit 1 filed under Form 8-A, filed January 10, 1997.

4(c)	Subordinated Indenture (including Form of Subordinated Debt Security) between the Registrant and State Street Bank and Trust Company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Registration No. 333-02899.

4(d)	Senior Indenture (including Form of Senior Debt Security) between the Registrant and State Street Bank and Trust Company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Registration No. 333-02899.

Exhibit No.	Description	Location

4(e)	First Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of December 23, 2003.	Incorporated herein by reference to Exhibit 4 of the Current Report on Form 8-K, filed December 23, 2003.

10(a)*	Death Benefit Only Plan, Dated April 23, 1990, by and between Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration No. 33-33984.

10(b)*	BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(b) of the Annual Report on Form 10-K, filed March 17, 1997.

10(c)*	BB&T Corporation 1994 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Registration No. 33-57865.

10(d)*	Settlement and Non-Compete Agreement, dated February 28, 1995, by and between the Registrant and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration No. 33-56437.

10(e)*	Settlement Agreement, Waiver and General Release dated September 19, 1994, by and between the Registrant, Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and Gary E. Carlton.	Incorporated herein by reference to Registration No. 33-56437.

10(f)*	BB&T Corporation 1995 Omnibus Stock Incentive Plan, as amended though February 25, 2003.	Incorporated herein by reference to Exhibit 99 of the Registration Statement on Form S-8, filed May 2, 2003.

10(g)*	Branch Banking and Trust Company Long-Term Incentive Plan.	Incorporated by reference to the identified exhibit under the Quarterly Report on Form 10-Q, filed May 14, 1991.

10(h)*	Branch Banking and Trust Company Executive Incentive Compensation Plan.	Incorporated by reference to the identified exhibit under the Annual Report on Form 10-K, filed February 22, 1985.

10(i)*	Southern National Deferred Compensation Plan for Key Executives.	Incorporated herein by reference to Exhibit 10(j) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10(j)*	BB&T Corporation Target Pension Plan.	Incorporated herein by reference to Exhibit 10(k) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10(k)*	BB&T Corporation Supplemental Executive Retirement Plan.	Incorporated herein by reference to Exhibit 10(l) filed in the Annual Report on Form 10-K, filed March 17, 1997.

10(l)*	Southern National Non-Qualified Defined Benefit Plan (amended October 28, 1997 and October 28, 2003).	Filed herewith.+

10(m)*	Settlement and Noncompetition Agreement, dated July 1, 1997, by and between the Registrant and E. Rhone Sasser.	Incorporated herein by reference to Exhibit 10(m) filed in the Annual Report on Form 10-K, filed March 18, 1998.

10(n)*	BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees (amended and restated effective November 1, 2001).	Incorporated herein by Reference to Exhibit 10(n) filed in the Annual Report on Form 10-K, filed March 15, 2002.

Exhibit No.	Description	Location

10(o)	Scott & Stringfellow, Inc. Executive and Employee Retention Plan.	Incorporated herein by reference to Registration No. 333-81471.

10(p)*	BB&T Corporation Non-Qualified Defined Contribution Plan (amended and restated November 1, 2001).	Incorporated herein by reference to Exhibit 10(p) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10(q)*	BB&T Corporation Amended and Restated 1996 Short-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10(q) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(r)*	Employment Agreement, dated February 6, 2000, by and between the Registrant and J. Holmes Morrison.	Incorporated herein by reference to Exhibit 10(s) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(s)*	Amendment to BB&T Corporation Nonqualified Defined Contribution Plan.	Incorporated herein by reference to Exhibit 10(u) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(t)*	BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan (amended and restated effective November 1, 2001).	Incorporated herein by reference to Exhibit 10(v) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10(u)*	Amendment to the BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees.	Incorporated herein by reference to Exhibit 10(w) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(v)*	BB&T Corporation Non-Qualified Deferred Compensation Trust (amended and restated effective November 1, 2001).	Incorporated herein by reference to Exhibit 10(x) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10(w)*	2001 Declaration of Amendment to BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan	Incorporated herein by reference to Exhibit 10(y) filed in the Annual Report on Form 10-K, filed March 15, 2002.

10(x)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and John A. Allison IV	Incorporated by reference to Exhibit 10 (z) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(y)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and W. Kendall Chalk	Incorporated by reference to Exhibit 10 (aa) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(z)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Robert E. Greene	Incorporated by reference to Exhibit 10 (ab) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(aa)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Kelly S. King	Incorporated by reference to Exhibit 10 (ad) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(ab)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Scott E. Reed	Incorporated by reference to Exhibit 10 (ae) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(ac)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Henry G. Williamson, Jr.	Incorporated by reference to Exhibit 10 (af) in the Quarterly Report on Form 10-Q filed May 13, 2002.

10(ad)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and C. Leon Wilson, III	Incorporated by reference to Exhibit 10 (ag) in the Quarterly Report on Form 10-Q filed May 13, 2002.

Exhibit No.	Description	Location

10(ae)*	Employment Agreement, dated January 20, 2003 by and between Branch Banking and Trust Co. of Virginia and Barry J. Fitzpatrick.	Filed herewith.+

10(af)*	Employment Agreement, dated November 10, 2003 by and among the Registrant, Branch Banking and Trust Co. and Barbara F. Duck.	Filed herewith.+

10(ag)*	Employment Agreement, dated November 10, 2003 by and among the Registrant, Branch Banking and Trust Co. and Steven B. Wiggs.	Filed herewith.+

10(ah)*	Special Pay Agreement, dated January 20, 2003 by and between First Virginia Banks, Inc. and Barry J. Fitzpatrick.	Filed herewith.+

10(ai)*	First Virginia Banks, Inc. 1983 Directors’ Deferred Compensation Plan; First Virginia Banks, Inc. 1986 Directors’ Deferred Compensation Plan (and amendments thereto).	Filed herewith.+

10(aj)*	First Virginia Banks, Inc. Key Employee Salary Reduction Deferred Compensation Plan; First Virginia Banks, Inc. 1986 Key Employee Salary Reduction Deferred Compensation Plan.	Filed herewith.+

11	Statement re Computation of Earnings Per Share.	Filed herewith.+

21	Subsidiaries of the Registrant	Filed herewith.+

22	Proxy Statement for the 2004 Annual Meeting of Shareholders.	Future filing incorporated by reference pursuant to General Instruction G(3).

23(a)	Consent of PricewaterhouseCoopers LLP	Filed herewith.

23(b)	Consent of Arthur Andersen LLP	Filed herewith.+

23(c)	Opinion of PricewaterhouseCoopers LLP	Filed herewith.+

31.1(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2(a)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.+

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.+

99.1	Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP	Filed herewith.+

+	Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.
*	Management compensatory plan or arrangement.