Form 10-Q
period 2004-09-30
BB&T CORP
filed 2004-11-08
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2004

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

At October 31, 2004, 552,367,599 shares of the registrant's common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

September 30, 2004

BB&T Corporation           Page 1          Third Quarter 2004 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (Dollars in thousands, except per share data)

	September 30,	December 31,
	2004	2003

Assets
Cash and due from banks	$1,800,195	$2,217,961
Interest-bearing deposits with banks	286,414	271,157
Federal funds sold and securities purchased under resale agreements or
similar arrangements	256,097	332,849
Trading securities at fair value	445,571	693,819
Securities available for sale at fair value	18,481,720	15,562,954
Securities held to maturity at amortized cost (fair value: $125 at September 30, 2004
and $60,125 at December 31, 2003)	125	60,122
Loans held for sale	577,162	725,459
Loans and leases, net of unearned income	66,215,768	61,579,927
Allowance for loan and lease losses	(816,588)	(784,937)

Loans and leases, net	65,399,180	60,794,990

Premises and equipment, net of accumulated depreciation	1,280,612	1,201,342
Goodwill	4,096,066	3,616,526
Core deposit and other intangible assets	526,106	401,944
Other assets	4,731,149	4,587,490

Total assets	$97,880,397	$90,466,613

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$12,217,201	$11,098,251
Savings and interest checking	4,344,138	4,307,069
Money rate savings	22,806,829	20,348,969
Certificates of deposit and other time deposits	26,385,428	23,595,496

Total deposits	65,753,596	59,349,785

Short-term borrowed funds	6,464,704	7,334,900
Long-term debt	11,145,504	10,807,700
Accounts payable and other liabilities	3,721,712	3,039,497

Total liabilities	87,085,516	80,531,882

Shareholders' equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or
outstanding at September 30, 2004 or at December 31, 2003	--	--
Common stock, $5 par, 1,000,000,000 shares authorized;
552,488,008 issued and outstanding at September 30, 2004, and
541,942,987 issued and outstanding at December 31, 2003	2,762,440	2,709,715
Additional paid-in capital	3,213,394	2,893,812
Retained earnings	4,888,070	4,309,635
Unvested restricted stock	(174)	(310)
Accumulated other comprehensive income (loss), net of deferred income
taxes of $(39,120) at September 30, 2004, and $13,010 at December 31, 2003	(68,849)	21,879

Total shareholders' equity	10,794,881	9,934,731

Total liabilities and shareholders' equity	$97,880,397	$90,466,613

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 2          Third Quarter 2004 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Interest Income
Interest and fees on loans and leases	$983,904	$920,451	$2,841,621	$2,609,083
Interest and dividends on securities	172,091	176,319	509,701	584,553
Interest on short-term investments	2,943	1,798	7,519	5,343

Total interest income	1,158,938	1,098,568	3,358,841	3,198,979

Interest Expense
Interest on deposits	181,790	184,168	521,256	584,297
Interest on short-term borrowed funds	25,948	14,651	61,311	43,809
Interest on long-term debt	95,544	93,291	274,092	368,817

Total interest expense	303,282	292,110	856,659	996,923

Net Interest Income	855,656	806,458	2,502,182	2,202,056
Provision for loan and lease losses	57,000	65,000	183,500	189,500

Net Interest Income After Provision for Loan and Lease Losses	798,656	741,458	2,318,682	2,012,556

Noninterest Income
Service charges on deposits	135,521	121,981	389,729	315,404
Mortgage banking income	28,095	98,330	102,740	125,591
Trust income	28,862	31,871	90,366	84,128
Investment banking and brokerage fees and commissions	59,834	65,805	200,056	178,727
Insurance commissions	163,359	103,592	451,777	293,750
Bankcard fees and merchant discounts	26,649	23,439	74,779	58,987
Other nondeposit fees and commissions	56,125	49,873	159,094	131,367
Securities gains (losses), net	6,590	(9,994)	6,081	133,740
Other income	33,828	27,206	116,074	96,426

Total noninterest income	538,863	512,103	1,590,696	1,418,120

Noninterest Expense
Personnel expense	411,033	412,350	1,267,865	1,132,548
Occupancy and equipment expense	104,469	97,352	308,044	270,704
Amortization of intangibles	24,280	20,990	77,006	34,550
Professional services	18,226	17,687	56,982	51,299
Merger-related and restructuring charges (gains)	(3,059)	22,820	7,382	38,324
Loss on early extinguishment of debt	--	384,898	--	384,898
Other expense	161,658	160,869	487,965	459,651

Total noninterest expense	716,607	1,116,966	2,205,244	2,371,974

Earnings
Income before income taxes	620,912	136,595	1,704,134	1,058,702
Provision for income taxes	208,027	20,704	562,643	298,826

Net income	$412,885	$115,891	$1,141,491	$759,876

Per Common Share
Net Income:
Basic	$.75	$.21	$2.07	$1.53

Diluted	$.74	$.21	$2.05	$1.51

Cash dividends paid	$.35	$.32	$.99	$.90

Weighted Average Shares Outstanding
Basic	553,944,042	551,018,984	551,529,609	498,048,765

Diluted	558,576,819	555,543,993	555,547,611	502,026,007

BB&T Corporation           Page 3          Third Quarter 2004 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
(Dollars in thousands)

					Accumulated
	Shares of		Additional	Retained	Other	Total
	Common	Common	Paid-In	Earnings	Comprehensive	Shareholders'
	Stock	Stock	Capital	and Other (1)	Income (loss)	Equity

Balance, December 31, 2002	470,452,260	$2,352,261	$793,123	$3,911,821	$330,709	$7,387,914
Add (Deduct):
Comprehensive income (loss):
Net income	--	--	--	759,876	--	759,876
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $95,502	--	--	--	--	(149,375)	(149,375)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $52,159	--	--	--	--	(81,581)	(81,581)

Change in unrealized gains (losses) on securities, net of tax	--	--	--	--	(230,956)	(230,956)
Change in unrecognized gain (loss) on cash flow hedge,
net of tax of $24,572	--	--	--	--	37,659	37,659

Total comprehensive income (loss)	--	--	--	759,876	(193,297)	566,579

Common stock issued:
In purchase acquisitions	90,191,640	450,959	2,754,336	--	--	3,205,295
In connection with stock option exercises
and other employee benefits, net of cancellations	1,834,498	9,172	21,884	--	--	31,056
Redemption of common stock	(13,591,800)	(67,959)	(426,607)	--	--	(494,566)
Cash dividends declared on common stock	--	--	--	(491,522)	--	(491,522)
Other, net	--	--	9,932	144	--	10,076

Balance, September 30, 2003	548,886,598	$2,744,433	$3,152,668	$4,180,319	$137,412	$10,214,832

Balance, December 31, 2003	541,942,987	$2,709,715	$2,893,812	$4,309,325	$21,879	$9,934,731
Add (Deduct):
Comprehensive income (loss):
Net income	--	--	--	1,141,491	--	1,141,491
Unrealized holding gains (losses) arising during the
period on securities available for sale, net of tax of
$29,733	--	--	--	--	(55,798)	(55,798)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $2,372	--	--	--	--	(3,709)	(3,709)

Change in unrealized gains (losses) on securities, net of tax	--	--	--	--	(59,507)	(59,507)
Change in unrecognized gain (loss) on cash flow hedge,
net of tax of $18,400	--	--	--	--	(28,202)	(28,202)
Change in minimum pension liability, net of tax of $1,625	--	--	--	--	(3,019)	(3,019)

Total comprehensive income (loss)	--	--	--	1,141,491	(90,728)	1,050,763

Common stock issued:
In purchase acquisitions	15,681,357	78,407	517,284	--	--	595,691
In connection with stock option exercises
and other employee benefits, net of cancellations	2,389,164	11,946	38,877	--	--	50,823
Redemption of common stock	(7,525,500)	(37,628)	(247,411)	--	--	(285,039)
Cash dividends declared on common stock	--	--	--	(563,056)	--	(563,056)
Other, net	--	--	10,832	136	--	10,968

Balance, September 30, 2004	552,488,008	$2,762,440	$3,213,394	$4,887,896	$(68,849)	$10,794,881

(1)   Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 4          Third Quarter 2004 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	September 30,

	2004	2003

Cash Flows From Operating Activities:
Net income	$1,141,491	$759,876
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	183,500	189,500
Depreciation of premises and equipment	120,789	107,677
Amortization of intangibles	77,006	34,550
Discount accretion and premium amortization on securities, net	39,939	22,746
Net decrease (increase) in trading account securities	360,699	(10,573)
Gain on sales of securities, net	(6,081)	(133,740)
Gain on sales of loans held for sale, net	(50,337)	(208,633)
Gain on disposals of premises and equipment, net	(1,233)	(185)
Proceeds from sales of loans held for sale	4,206,517	12,411,725
Purchases of loans held for sale	(831,753)	(2,374,351)
Origination of loans held for sale, net of principal collected	(3,176,130)	(8,870,207)
Tax benefit from exercise of stock options	10,832	9,932
Decrease (increase) in:
Accrued interest receivable	(16,929)	3,605
Other assets	66,666	(357,226)
Increase (decrease) in:
Accrued interest payable	21,059	(58,649)
Accounts payable and other liabilities	414,617	81,753
Other, net	(144)	3,116

Net cash provided by operating activities	2,560,508	1,610,916

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	1,173,586	13,138,964
Proceeds from maturities, calls and paydowns of securities available for sale	3,209,699	4,722,736
Purchases of securities available for sale	(5,503,104)	(13,229,791)
Proceeds from maturities, calls and paydowns of securities held to maturity	59,997	4,447
Purchases of securities held to maturity	--	(6,000)
Leases made to customers	(183,784)	(81,631)
Principal collected on leases	119,129	103,751
Loan originations, net of principal collected and excluding acquisitions	(3,961,049)	(2,251,577)
Purchases of loans	(127,064)	(119,871)
Net cash acquired in business combinations accounted for under the purchase method	10,680	920,783
Purchases and originations of mortgage servicing rights	(66,900)	(192,336)
Proceeds from disposals of premises and equipment	45,347	27,193
Purchases of premises and equipment	(211,486)	(145,203)
Proceeds from sales of foreclosed property	50,567	40,193
Proceeds from sales of other real estate held for development or sale	29,492	17,350

Net cash provided by (used in) investing activities	(5,354,890)	2,949,008

Cash Flows From Financing Activities:
Net increase in deposits	3,854,568	289,280
Net increase (decrease) in short-term borrowed funds	(953,454)	199,738
Proceeds from issuance of long-term debt	2,697,760	3,200,700
Repayment of long-term debt	(2,503,921)	(6,988,096)
Net proceeds from common stock issued	50,823	31,056
Redemption of common stock	(285,039)	(494,566)
Cash dividends paid on common stock	(545,616)	(453,191)

Net cash provided by (used in) financing activities	2,315,121	(4,215,079)

Net Increase (Decrease) in Cash and Cash Equivalents	(479,261)	344,845
Cash and Cash Equivalents at Beginning of Period	2,821,967	2,372,220

Cash and Cash Equivalents at End of Period	$2,342,706	$2,717,065

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$835,600	$1,055,572
Income taxes	154,190	136,658
Noncash investing and financing activities:
Transfer of securities available for sale to trading securities	--	532,193
Transfer of loans to foreclosed property	60,473	62,712
Transfer of fixed assets to other real estate owned	6,199	7,470
Transfer of other real estate owned to fixed assets	--	33
Securitization of mortgage loans	999,699	--
Common stock issued in purchase accounting transactions	595,691	3,205,295

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation           Page 5          Third Quarter 2004 10-Q

BB&T CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

A. Basis of Presentation

          In the opinion of management, the accompanying unaudited consolidated balance sheets, the consolidated statements of income, the consolidated statements of changes in shareholders’ equity, and the consolidated statements of cash flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), present fairly in all material respects BB&T’s financial position at September 30, 2004 and December 31, 2003; BB&T’s results of operations for the three months and nine months ended September 30, 2004 and 2003; and BB&T’s cash flows for the nine months ended September 30, 2004 and 2003. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature.

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

BB&T Corporation           Page 6          Third Quarter 2004 10-Q

B. Nature of Operations

          BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its subsidiary banks, which have branches in North Carolina, South Carolina, Virginia, Maryland, West Virginia, Kentucky, Tennessee, Georgia, Florida, Alabama, Indiana and Washington, D.C. BB&T’s subsidiary banks provide a wide range of banking services to individuals and businesses and offer a variety of loans to businesses and consumers, including mortgage loans. BB&T’s loans are primarily to individuals and businesses in the market areas described above. BB&T’s subsidiary banks also market a wide range of deposit services to individuals and businesses. BB&T’s subsidiary banks either directly, or through their subsidiaries, offer lease financing to businesses and municipal governments; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis; insurance premium financing; permanent financing arrangements for commercial real estate and loan servicing for third-party investors; direct consumer finance loans to individuals; payroll processing; trust services and asset management. The nonbank subsidiaries of BB&T Corporation provide a variety of financial services including automobile financing, equipment financing, factoring, full-service securities brokerage and capital markets services.

C. Changes in Accounting Principles and Effects of New Accounting Pronouncements

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This Interpretation provides guidance with respect to the identification of variable interest entities and when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity’s activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities (“SPEs”) until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. Management has evaluated BB&T’s investments in variable interest entities and potential variable interest entities or transactions, particularly in limited liability partnerships involved in low-income housing development (“LIHTC investments”) and trust preferred securities structures because these entities or transactions constitute BB&T’s primary FIN 46 and FIN 46R exposure. Under FIN 46, it was determined that BB&T is not the primary beneficiary of the trusts that issued trust preferred securities; thus BB&T’s trust preferred securities were deconsolidated as of September 30, 2003. As a result, other assets and long-term debt each increased by $8.9 million. As of December 31, 2003, BB&T had adopted FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material effect on BB&T’s consolidated financial position or consolidated results of operations beyond the impact on trust preferred securities because it was determined that BB&T is not the primary beneficiary of the LIHTC investments. BB&T’s involvement with variable interest entities at September 30, 2004, is primarily limited to $32.6 million in outstanding balances in LIHTC investments, with an additional $179.8 million in future funding commitments. BB&T has utilized LIHTC investments to invest in areas serving low to moderate-income communities since 1994. Because these investments generate tax credits which minimize the financial impact of a loss of capital, BB&T has chosen to utilize established syndicators to reduce this risk. BB&T’s management will continue to assess various aspects of consolidations and variable interest entity accounting as additional guidance becomes available.

BB&T Corporation           Page 7          Third Quarter 2004 10-Q

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. In addition, the provisions of the Statement, with certain exceptions, were required to be applied prospectively. The initial implementation of the Statement did not have a material effect on BB&T’s consolidated financial position or consolidated results of operations and management does not anticipate any such impact in the future.

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. On November 7, 2003, the FASB issued FASB Staff Position (“FSP”) 150-3, “Effective Date and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities.” FSP 150-3 defers the effective date of certain provisions of SFAS No. 150, specifically the provisions that apply to mandatorily redeemable noncontrolling interests. This deferral is expected to remain in effect indefinitely until the accounting for these interests is addressed in later guidance. The remaining provisions of SFAS No. 150 were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective and adopted by BB&T on July 1, 2003. The implementation of these portions of the Statement did not have a material effect on BB&T’s consolidated financial position or consolidated results of operations.

          In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement requires additional annual disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as quarterly and annual disclosures with respect to the components of net periodic benefit cost recorded for such plans. The revised disclosures, which are required to be provided on a quarterly basis, are presented herein.

BB&T Corporation           Page 8          Third Quarter 2004 10-Q

          In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by BB&T or acquired in business combinations. The SOP does not apply to loans originated by BB&T. BB&T intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a significant effect on BB&T’s consolidated financial position or consolidated results of operations. Management is currently assessing the long-term effect of the SOP.

          On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 affect only the timing of the recognition of mortgage banking income and were effective for loan commitments entered into after March 31, 2004. BB&T early adopted the provisions of SAB 105 effective January 1, 2004. The initial impact upon adoption was a $2.3 million reduction of mortgage banking income.

          In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). This Staff Position provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. Under this guidance, a sponsor would recognize the effects of the subsidy, if material, in the measurement of its benefit obligation as early as the third quarter of 2004. Management currently does not anticipate that the effects of the Act will materially affect BB&T’s consolidated financial position or consolidated results of operations.

          In the second quarter of 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. On September 30, 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraph 10-20 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Staff Position delayed certain measurement and recognition provisions of EITF 03-1. On September 30, 2004, BB&T held certain investments having continuous unrealized loss positions for more than 12 months totaling $130.8 million. Substantially all of these investments were in U.S. Treasuries and U.S. government agency obligations, the cash flows of which are guaranteed by the U.S. government or its agencies and, therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because BB&T has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, BB&T has not recognized any other-than-temporary impairment in connection with these investments.

BB&T Corporation           Page 9          Third Quarter 2004 10-Q

D. Mergers and Acquisitions

          The following table presents summary information with respect to significant mergers and acquisitions of financial institutions and other significant financial services companies completed by BB&T Corporation during 2003 and thus far during 2004:

Summary of Completed Mergers and Acquisitions

BB&T Common
					Total	Shares Issued
Date of			Total	Intangibles	Purchase	to Complete
Acquisition	Acquired Company	Headquarters	Assets	Recorded	Price	Transaction

April 14, 2004	Republic Bancshares, Inc.	St. Pertersburg, Fla.	$2.9 billion	$258.4 million	$433.4 million (2)	6.5 million
February 1, 2004	McGriff, Seibels &
	Williams Inc.	Birmingham, Ala.	226.6 million	396.0 million	350.5 million (1)	8.2 million

July 1, 2003	First Virginia Banks, Inc.	Falls Church, Va.	$11.3 billion	$2.2 billion	$3.1 billion	87.0 million
March 14, 2003	Equitable Bank	Wheaton, Md.	446.9 million	32.4 million	53.8 million	1.5 million

(1)   Includes cash consideration totaling $50.0 million
(2)   Includes cash consideration totaling $171.1 million

          The intangibles related to transactions completed in 2004 in the above table include $180.6 million of other identifiable intangibles, which are being amortized on an accelerated basis over their estimated useful lives. The table above does not include mergers and acquisitions made by any acquired company.

Insurance and Other Non-Bank Acquisitions

          In addition to the financial institutions and other significant financial services companies presented in the table above, BB&T acquired four insurance agencies and two non-bank financial service companies during the nine months ended September 30, 2004. In conjunction with these transactions, BB&T issued approximately 917 thousand shares of common stock and paid approximately $4.1 million in cash, recording approximately $24.8 million in goodwill and $19.0 million in identifiable intangible assets with an average life of 10 years. BB&T acquired six insurance agencies during 2003 which were accounted for as purchases. In conjunction with these transactions, BB&T issued approximately 1.7 million shares of common stock and paid approximately $1.0 million in cash. Approximately $42.3 million in goodwill and $30.9 million of identifiable intangible assets with an average life of 10 years were recorded in conjunction with these transactions.

BB&T Corporation           Page 10          Third Quarter 2004 10-Q

          The acquisitions described above do not exceed the pro forma disclosure thresholds prescribed by SFAS No. 141, "Business Combinations."

          BB&T typically provides an allocation period for all purchase acquisitions to identify and quantify the fair value of the assets acquired and liabilities assumed; therefore, the purchase accounting information presented herein may subsequently be adjusted to reflect changes in allocations of purchase price.

Merger-Related and Restructuring Charges

          In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The following table presents an analysis of accrued merger costs. This analysis includes amounts accrued that were reflected as merger-related and restructuring expenses and amounts recorded through purchase accounting adjustments:

Merger Accrual Activity

	Balance			Balance
	December 31,	Additions in	Utilized in	September 30,
	2003	2004	2004	2004

	(Dollars in thousands)

Severance and personnel-related charges	$27,850	$6,090	$17,281	$16,659
Occupancy and equipment charges	48,696	4,527	32,392	20,831
Systems conversions and related charges	20,735	4,207	23,520	1,422
Other merger-related charges	11,070	3,104	8,915	5,259

Total	$108,351	$17,928	$82,108	$44,171

          The accruals utilized during 2004 in the tables above include reversals of $36.1 million of previously recorded merger-related and restructuring accruals principally related to the finalization of estimates for employee terminations, contract cancellations and occupancy costs. The above reversals include $17.8 million of pre-tax adjustments to goodwill that had no effect on BB&T’s consolidated results of operations. The remaining $18.3 million was included as a reduction of merger-related and restructuring charges during 2004 in the Consolidated Statements of Income.

BB&T Corporation           Page 11          Third Quarter 2004 10-Q

E. Calculation of Earnings per Common Share

          BB&T’s basic and diluted earnings per common share amounts were calculated as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Weighted average number of common shares	553,944,042	551,018,984	551,529,609	498,048,765

Net income	$412,885	$115,891	$1,141,491	$759,876

Basic earnings per share	$.75	$.21	$2.07	$1.53

Diluted Earnings Per Share:
Weighted average number of common shares	553,944,042	551,018,984	551,529,609	498,048,765

Add:
Dilutive effect of outstanding options (as determined by
application of treasury stock method)	4,632,777	4,525,009	4,018,002	3,977,242

Weighted average number of diluted common shares	558,576,819	555,543,993	555,547,611	502,026,007

Net income	$412,885	$115,891	$1,141,491	$759,876

Diluted earnings per share	$.74	$.21	$2.05	$1.51

          For the quarters ended September 30, 2004 and 2003, respectively, options to purchase an additional 94 thousand shares and 9.9 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. For the first nine months of 2004 and 2003, respectively, antidilutive options to purchase 412 thousand shares and 10.0 million shares of common stock were outstanding.

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

BB&T Corporation           Page 12          Third Quarter 2004 10-Q

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

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation           Page 13          Third Quarter 2004 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended September 30, 2004 and 2003

	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

	(Dollars in thousands)

Net interest income (expense)	$530,374	$499,705	$174,620	$174,073	$(501)	$(3,848)	$1,257	$368	$80,391	$58,646
Net intersegment interest income (expense)	261,075	177,019	(93,609)	(78,370)	2,145	10,276	--	--	--	--

Total net interest income	791,449	676,724	81,011	95,703	1,644	6,428	1,257	368	80,391	58,646

Provision for loan and lease losses	60,898	57,071	2,228	2,068	--	--	--	--	27,404	20,408
Noninterest income	214,045	190,604	22,493	95,446	41,532	29,104	161,049	98,964	13,235	13,592
Intersegment noninterest income	87,504	130,859	--	--	--	--	--	--	--	--
Noninterest expense	314,680	373,434	11,521	14,967	24,490	21,074	109,197	69,967	35,022	29,823
Allocated corporate expenses	138,259	123,966	4,828	2,906	12,109	2,039	4,798	3,724	4,313	2,256

Income before income taxes	579,161	443,716	84,927	171,208	6,577	12,419	48,311	25,641	26,887	19,751
Income tax provision (benefit)	191,686	135,204	28,112	52,638	2,250	3,750	18,916	10,687	7,943	5,839

Segment net income (loss)	$387,475	$308,512	$56,815	$118,570	$4,327	$8,669	$29,395	$14,954	$18,944	$13,912

Identifiable segment assets (period end)	$51,236,515	$54,080,858	$12,103,231	$11,679,332	$102,234	$80,035	$1,034,391	$642,527	$2,460,591	$2,012,796

	Investment Banking and Brokerage		Treasury		All Other Segments (1)		Intersegment Eliminations		Total Segments

	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Net interest income (expense)	$2,270	$1,957	$53,959	$42,617	$44,178	$40,179	$--	$--	$886,548	$813,697
Net intersegment interest income (expense)	--	--	2,829	1,107	--	--	(172,440)	(110,032)	--	--

Total net interest income	2,270	1,957	56,788	43,724	44,178	40,179	(172,440)	(110,032)	886,548	813,697

Provision for loan and lease losses	--	--	42	39	10,255	10,587	--	--	100,827	90,173
Noninterest income	64,979	66,824	23,742	9,307	32,419	32,872	--	--	584,740	536,713
Intersegment noninterest income	--	--	--	--	--	--	(87,504)	(130,859)	--	--
Noninterest expense	56,539	56,195	3,772	4,024	17,962	15,204	--	--	573,183	584,688
Allocated corporate expenses	3,500	3,383	604	247	3,751	3,433	--	--	183,408	141,954

Income before income taxes	7,210	9,203	76,112	48,721	44,629	43,827	(259,944)	(240,891)	613,870	533,595
Income tax provision (benefit)	2,738	3,555	20,275	10,079	15,595	11,041	(85,552)	(72,407)	201,963	160,386

Segment net income (loss)	$4,472	$5,648	$55,837	$38,642	$29,034	$32,786	$(174,392)	$(168,484)	$411,907	$373,209

Identifiable segment assets (period end)	$951,513	$1,084,749	$23,600,906	$16,386,171	$4,354,605	$4,078,667	$--	$--	$95,843,986	$90,045,135

(1)   Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation           Page 14          Third Quarter 2004 10-Q

BB&T Corporation
Reportable Segments
For the Nine Months Ended September 30, 2004 and 2003

	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

	(Dollars in thousands)

Net interest income (expense)	$1,526,935	$1,291,719	$533,704	$501,023	$(2,105)	$(11,658)	$3,009	$1,107	$208,844	$165,406
Net intersegment interest income (expense)	746,958	514,327	(274,804)	(212,398)	6,617	33,444	--	--	--	--

Total net interest income	2,273,893	1,806,046	258,900	288,625	4,512	21,786	3,009	1,107	208,844	165,406

Provision for loan and lease losses	185,788	165,621	6,664	4,886	--	--	--	--	69,052	62,019
Noninterest income	608,484	491,976	92,852	124,529	126,404	85,181	439,124	277,068	38,113	37,829
Intersegment noninterest income	272,583	368,633	--	--	--	--	--	--	--	--
Noninterest expense	951,245	934,216	35,013	43,007	74,557	65,590	316,814	205,211	97,178	84,920
Allocated corporate expenses	406,856	368,390	14,506	8,773	34,989	6,070	14,368	11,180	11,545	6,744

Income before income taxes	1,611,071	1,198,428	295,569	356,488	21,370	35,307	110,951	61,784	69,182	49,552
Income tax provision (benefit)	530,049	364,259	97,382	110,447	7,182	10,790	43,568	25,009	20,509	15,512

Segment net income (loss)	$1,081,022	$834,169	$198,187	$246,041	$14,188	$24,517	$67,383	$36,775	$48,673	$34,040

Identifiable segment assets (period end)	$51,236,515	$54,080,858	$12,103,231	$11,679,332	$102,234	$80,035	$1,034,391	$642,527	$2,460,591	$2,012,796

	Investment Banking and Brokerage		Treasury		All Other Segments (1)		Intersegment Eliminations		Total Segments

	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Net interest income (expense)	$5,605	$4,981	$178,633	$125,158	$124,389	$119,921	$--	$--	$2,579,014	$2,197,657
Net intersegment interest income (expense)	--	--	(1,313)	8,350	--	--	(477,458)	(343,723)	--	--

Total net interest income	5,605	4,981	177,320	133,508	124,389	119,921	(477,458)	(343,723)	2,579,014	2,197,657

Provision for loan and lease losses	--	--	125	116	39,915	28,700	--	--	301,544	261,342
Noninterest income	207,508	181,371	59,113	188,791	101,809	135,928	--	--	1,673,407	1,522,673
Intersegment noninterest income	--	--	--	--	--	--	(272,583)	(368,633)	--	--
Noninterest expense	176,405	155,057	11,889	11,759	49,072	64,935	--	--	1,712,173	1,564,695
Allocated corporate expenses	10,507	10,149	973	742	11,520	10,290	--	--	505,264	422,338

Income before income taxes	26,201	21,146	223,446	309,682	125,691	151,924	(750,041)	(712,356)	1,733,440	1,471,955
Income tax provision (benefit)	10,105	8,111	58,932	78,441	40,583	43,993	(244,119)	(214,121)	564,191	442,441

Segment net income (loss)	$16,096	$13,035	$164,514	$231,241	$85,108	$107,931	$(505,922)	$(498,235)	$1,169,249	$1,029,514

Identifiable segment assets (period end)	$951,513	$1,084,749	$23,600,906	$16,386,171	$4,354,605	$4,078,667	$--	$--	$95,843,986	$90,045,135

(1)    Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation           Page 15          Third Quarter 2004 10-Q

          The following table presents a reconciliation of segment results to consolidated results:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

	(Dollars in thousands)
Net Interest Income
Net interest income from segments	$886,548	$813,697	$2,579,014	$2,197,657
Other net interest income (expense) (1)	71,058	23,330	225,366	202,090
Elimination of management accounting practices (2)	(104,237)	(100,954)	(301,390)	(273,758)
Other, net (3)	2,287	70,385	(808)	76,067

Consolidated net interest income	$855,656	$806,458	$2,502,182	$2,202,056

Net income
Net income from segments	$411,907	$373,209	$1,169,249	$1,029,514
Other net income (loss) (1)	56,494	(13,545)	153,526	159,329
Elimination of management accounting practices (2)	20,090	33,683	70,505	71,414
Other, net (3)	(75,606)	(277,456)	(251,789)	(500,381)

Consolidated net income	$412,885	$115,891	$1,141,491	$759,876

			September 30,	September 30,
			2004	2003

Total Assets
Total assets from segments			$95,843,986	$90,045,135
Other, net (1,3)			2,036,411	309,996

Consolidated total assets			$97,880,397	$90,355,131

(1)	Other net interest income (expense), other net income (loss) and other, net, include amounts applicable to BB&T's support functions that are not allocated to the reported segments.
(2)

BB&T's reconciliation of total segment results to consolidated results requires the elimination of the internal management accounting practices. These adjustments include the elimination of the funds transfer pricing credits and charges and the elimination of allocated corporate expenses.

(3)	Amounts reflect intercompany eliminations to arrive at consolidated results.

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

BB&T Corporation           Page 16          Third Quarter 2004 10-Q

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

	(Dollars in thousands, except per share data)
Net income:
Net income as reported	$412,885	$115,891	$1,141,491	$759,876
Add: Stock-based compensation expense
included in reported net income, net of tax	92	133	334	441
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(5,267)	(6,540)	(19,161)	(22,485)

Pro forma net income	$407,710	$109,484	$1,122,664	$737,832

Basic EPS:
As reported	$.75	$.21	$2.07	$1.53
Pro forma	.74	.20	2.04	1.48
Diluted EPS:
As reported	.74	.21	2.05	1.51
Pro forma	.73	.20	2.02	1.47

          The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: dividend yield of 3% in 2004 and 2003; expected volatility of 27% in 2004 and 2003; risk free interest rates of 4.0% and 3.5% for the third quarter and first nine months of 2004; risk free interest rates of 3.7% and 3.1% for the third quarter and first nine months of 2003; expected lives of 6.6 years and 6.8 years for the third quarters of 2004 and 2003; and expected lives of 6.0 years for the first nine months of both 2004 and 2003.

H. Off-Balance Sheet Arrangements and Guarantees

          BB&T’s significant off-balance sheet arrangements include certain investments in low-income housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities, and recognizes tax credits relating to its investments. At September 30, 2004, and December 31, 2003, BB&T’s investments in such projects totaled $32.6 million and $12.7 million, respectively. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. Outstanding commitments to fund low-income housing investments totaled $179.8 million and $215.0 million at September 30, 2004 and December 31, 2003, respectively.

BB&T Corporation           Page 17          Third Quarter 2004 10-Q

Guarantees

          Standby letters of credit, which include performance and financial guarantees, are unconditional commitments issued by BB&T to guarantee the performance of customers to third parties. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in issuing these guarantees is essentially the same as that involved in extending loans to clients and as such, is collateralized when appropriate. As of September 30, 2004, BB&T had issued a total of $1.3 billion in standby letters of credit. BB&T’s estimated liability for such guarantees at September 30, 2004, was $.5 million, which was included in other liabilities.

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

          Merger and acquisition agreements for businesses other than financial institutions occasionally include additional incentives to the acquired entities to offset the loss of future cash flows previously received through ownership positions. Typically, these incentives are based on the acquired entity’s contribution to BB&T’s earnings compared to agreed-upon amounts. When offered, these incentives are typically issued for terms of three to eight years. In the aggregate, the maximum potential contingent consideration payable under such agreements is $146.4 million over the next five years.

BB&T Corporation           Page 18          Third Quarter 2004 10-Q

I. Goodwill and Other Intangibles

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the nine months ended September 30, 2004, and the year ended December 31, 2003, are as follows:

Goodwill Activity by Operating Segment
(Dollars in thousands)

					Investment
	Banking	Mortgage	Trust	Insurance	Banking and	Specialized
	Network	Banking	Services	Services	Brokerage	Lending	Total

Balance, December 31, 2002	$1,361,988	$7,459	$27,330	$227,723	$70,905	$27,974	$1,723,379
Acquired goodwill, net	1,913,358	--	--	41,529	--	1,739	1,956,626
Adjustments to goodwill (1)	(62,829)	--	--	--	(650)	--	(63,479)

Balance, December 31, 2003	3,212,517	7,459	27,330	269,252	70,255	29,713	3,616,526
Acquired goodwill, net	213,980	--	4,380	257,845	--	3,694	479,899
Adjustments to goodwill (1)	(23,041)	--	331	20,847	847	657	(359)

Balance, September 30, 2004	$3,403,456	$7,459	$32,041	$547,944	$71,102	$34,064	$4,096,066

           (1)   Adjustments reflect allocations of purchase price subsequent to the dates of acquisition.

          The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

Identifiable Intangible Assets
(Dollars in thousands)

	As of September 30, 2004			As of December 31, 2003

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Identifiable intangible assets:
Core deposit intangibles	$364,937	$(119,629)	$245,308	$321,851	$(77,447)	$244,404
Other (1)	345,725	(64,927)	280,798	187,644	(30,104)	157,540

Totals	$710,662	$(184,556)	$526,106	$509,495	$(107,551)	$401,944

(1)  Other amortizing identifiable intangibles are primarily composed of customer relationship intangibles.

           During the nine months ended September 30, 2004, and 2003, BB&T recorded $77.0 million and $34.6 million, respectively, in amortization expenses associated with identifiable intangible assets.

BB&T Corporation           Page 19          Third Quarter 2004 10-Q

           The following table presents estimated amortization expense for each of the next five years:

Estimated Amortization Expense
of Identifiable Intangible Assets
(Dollars in thousands)

For the Year Ending December 31:
2004	$104,605
2005	96,698
2006	84,885
2007	73,907
2008	63,613

J. Benefit Plans

          BB&T provides various benefit plans to substantially all employees. Employees of acquired entities generally participate in existing BB&T plans soon after consummation of the business combinations. The plans of acquired institutions are typically merged into the BB&T plans upon consummation of the mergers, and, under these circumstances, credit is usually given to these employees for years of service at the acquired institution for vesting and eligibility purposes. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2003, for descriptions and disclosures about the various benefit plans offered by BB&T.

          In October 2004, BB&T amended its postretirement benefit plan to eliminate the health care subsidy effective January 1, 2005 for new retirees, and reduce the subsidy paid to existing retirees. The amendment is expected to reduce the projected benefit obligation by approximately $96 million and reduce benefit-related expenses in future periods.

          The following table summarizes the components of net periodic benefit cost recognized for the three-month and nine-month periods ended September 30, 2004, and 2003, respectively:

BB&T Corporation           Page 20          Third Quarter 2004 10-Q

	Pension Plans				Other Postretirement

	Qualified		Nonqualified		Benefit Plans

	For the		For the		For the
	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,

	2004	2003	2004	2003	2004	2003

	(Dollars in thousands)
Service cost	$38,094	$28,218	$2,460	$2,663	$2,809	$1,948
Interest cost	37,306	28,221	4,369	4,833	5,230	4,287
Estimated return on plan assets	(53,210)	(35,388)	--	--	--	--
Amortization of unrecognized
transition (asset) obligation	--	(1,083)	45	69	163	165
Amortization of prior service cost	(3,443)	(2,889)	1,320	6	575	575
Amortization of net (gain) loss	7,292	9,195	1,218	1,569	--	--

Net periodic benefit cost	$26,039	$26,274	$9,412	$9,140	$8,777	$6,975

	Pension Plans				Other Postretirement

	Qualified		Nonqualified		Benefit Plans

	For the		For the		For the
	Quarter ended		Quarter ended		Quarter ended
	September 30,		September 30,		September 30,

	2004	2003	2004	2003	2004	2003

	(Dollars in thousands)
Service cost	$11,036	$9,406	$916	$888	$824	$758
Interest cost	12,000	11,169	1,489	1,804	1,410	1,736
Estimated return on plan assets	(19,262)	(14,004)	--	--	--	--
Amortization of unrecognized
transition (asset) obligation	--	(361)	15	23	53	55
Amortization of prior service cost	(1,147)	(963)	(1,146)	2	191	191
Amortization of net (gain) loss	(588)	3,065	544	523	(199)	--

Net periodic benefit cost	$2,039	$8,312	$1,818	$3,240	$2,279	$2,740

          BB&T previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003, that it did not anticipate making a contribution to the defined benefit pension plans during 2004 and is not required to make any contributions. However, management elected to make a discretionary contribution of $25.0 million in the second quarter of 2004 and plans to make an additional discretionary contribution of $8.3 million during the fourth quarter of 2004.

          BB&T previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003, that it anticipated contributing $8.1 million to the postretirement benefit plan during 2004. Based on projections at September 30, 2004, the expected 2004 contributions to the plan total $5.3 million.

Back to Index

BB&T Corporation           Page 21          Third Quarter 2004 10-Q

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

BB&T Corporation           Page 22          Third Quarter 2004 10-Q

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

          BB&T has a mortgage loan-servicing portfolio and related mortgage servicing rights. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans acquired or originated by BB&T. The most critical accounting policy associated with mortgage servicing is the methodology used to determine the fair value of mortgage servicing rights, which requires the development of a number of assumptions, including anticipated loan principal amortization and prepayments of principal. The value of mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace, which influence the speed of mortgage loan prepayments. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. BB&T amortizes mortgage servicing rights over the estimated period that servicing income is expected to be received based on projections of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted quarterly based on actual results and updated projections.

          BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. For purchase acquisitions, BB&T is required to record the assets acquired, including identified intangible assets and liabilities assumed, at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals or internal valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill.

BB&T Corporation           Page 23          Third Quarter 2004 10-Q

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

Back to Index

EXECUTIVE SUMMARY

          BB&T’s total assets at September 30, 2004, were $97.9 billion, an increase of $7.4 billion, or 8.2%, from December 31, 2003. The asset categories that experienced the largest increases were securities available for sale and loans and leases, including loans held for sale, which grew $2.9 billion, or 18.8%, and $4.5 billion, or 7.2%, respectively, during the first nine months of 2004.

          Total deposits at September 30, 2004 were $65.8 billion, an increase of $6.4 billion, or 10.8%, from December 31, 2003. Short-term borrowed funds decreased $870.2 million, or 11.9%, and long-term debt increased $337.8 million, or 3.1%, during the first nine months of 2004. Total shareholders’ equity increased $860.2 million, or 8.7%, during the same time frame.

          Consolidated net income for the third quarter of 2004 totaled $412.9 million, an increase of 256.3% compared to the $115.9 million earned during the third quarter of 2003. On a diluted per share basis, earnings for the three months ended September 30, 2004, were $.74, compared to $.21 for the same period in 2003, an increase of 252.4%. BB&T’s results of operations for the third quarter of 2004 produced an annualized return on average assets of 1.69% and an annualized return on average shareholders’ equity of 15.42% compared to prior year ratios of .51% and 4.50%, respectively.

          Consolidated net income for the first nine months of 2004 totaled $1.1 billion, an increase of 50.2% compared to the $759.9 million earned during the same period in 2003. On a diluted per share basis, earnings for the first nine months of 2004 and 2003 were $2.05 and $1.51, respectively, which represents an increase of 35.8%. BB&T’s results of operations for the first nine months of 2004 produced an annualized return on average assets of 1.60% and an annualized return on average shareholders’ equity of 14.53% compared to prior year ratios of 1.21% and 11.97%, respectively. The results for the third quarter and first nine months of 2003 include $248.5 million in after-tax losses resulting from the early extinguishment of debt completed as part of the balance sheet restructuring described in the “Borrowings” section herein.

BB&T Corporation           Page 24          Third Quarter 2004 10-Q

          Results during the third quarter and first nine months of 2004 reflect improvements in several key drivers of BB&T’s profitability. Among these were continued improvement in asset quality and improving expense control as well as higher revenues from noninterest income generating businesses, with the exception of mortgage banking income. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2003, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the third quarter and first nine months of 2004 are further discussed in the following sections.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending and mortgage lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. For the first nine months of 2004, average total loans were $65.7 billion, an increase of $9.1 billion, or 16.1%, compared to the same period in 2003. During the first nine months of 2004, average commercial loans, including lease receivables, increased $3.0 billion, or 10.2%, compared to the same period in 2003 and composed 49.8% of the loan portfolio compared to 52.4% for the first nine months of 2003. Average consumer loans, which include sales finance, revolving credit and direct retail, totaled $20.4 billion during the third quarter of 2004, an increase of $4.7 billion, or 29.7%, compared to the same period in 2003. During the first nine months of 2004, consumer loans composed 31.0% of average loans compared to 27.8% for the first nine months of 2003. Average mortgage loans totaled $12.6 billion for the first nine months of 2004, which represents an increase of $1.4 billion, or 12.6%, from the 2003 average and composed the remaining 19.2% of the loan and lease portfolio compared to 19.8% for the same period of 2003.

          For the third quarter of 2004, average total loans were $66.9 billion, an increase of $5.4 billion, or 8.7%, compared to the same period in 2003. Average commercial loans and leases for the third quarter of 2004 totaled $33.5 billion, up $2.8 billion, or 9.1%, compared to the same period in 2003 and composed 50.1% of the loan and lease portfolio compared to 50.0% for the third quarter of 2003. Average consumer loans totaled $20.9 billion for the third quarter of 2004, an increase of $1.9 billion, or 10.2%, compared to the same period in 2003 and composed 31.3% of the loan and lease portfolio compared to 30.9% in 2003. Average mortgage loans totaled $12.4 billion for the current quarter, which represents an increase of $638.3 million, or 5.4%, from the 2003 average and composed the remaining 18.6% of the loan and lease portfolio compared to 19.1% for the same period of 2003.

BB&T Corporation           Page 25          Third Quarter 2004 10-Q

          During the third quarter of 2004, BB&T securitized $1.0 billion in residential mortgage loans and transferred the related mortgage-backed securities to the available for sale securities portfolio. The securitization was undertaken to rebalance the loan portfolio which had grown significantly as a result of strong mortgage loan originations over the last two years and the retention, rather than sale, of approximately $3.6 billion in fixed-rate mortgage loans as part of the balance sheet restructuring completed during 2003.

          The growth rates of the average loans described above were affected by the $1.0 billion securitization in the third quarter of 2004 and by loan portfolios held by companies that were acquired in purchase transactions during 2004 and 2003. In particular, on July 1, 2003, loans totaling $6.3 billion were acquired through the purchase of First Virginia Banks, Inc. (“First Virginia”). On April 14, 2004, loans totaling $1.7 billion were acquired through the purchase of Republic Bancshares, Inc. (“Republic”).

          The annualized fully taxable equivalent ("FTE") yields on commercial, consumer and mortgage loans for the first nine months of 2004 were 5.31%, 6.77%, and 5.61%, respectively, resulting in an annualized yield on the total loan portfolio of 5.82%. The FTE yields on commercial, consumer and mortgage loans for the first nine months of 2003 were 5.60%, 7.56%, and 6.11%, respectively, resulting in an annualized yield on the total loan portfolio of 6.24%. This reflects a decrease of 42 basis points in the annualized yield on the total loan portfolio during the first nine months of 2004 in comparison to 2003. For the third quarter of 2004, the annualized yield on the total loan portfolio was 5.90%, reflecting a decrease of 12 basis points compared to the third quarter of 2003. The decreases in yields for both the nine months and the third quarter resulted primarily from the runoff of higher-yielding fixed-rate loans and more competition in loan pricing. The impact on interest income from loans and leases from the decrease in the yield on the portfolio was more than offset by the acquisition of First Virginia and strong internal loan growth thus far during 2004 and, as a result, interest income from loans and leases on an FTE basis increased 6.3% and 8.3% in the third quarter and first nine months of 2004, respectively, compared to the same periods of 2003.

Securities

          Securities available for sale totaled $18.5 billion at September 30, 2004, an increase of $2.9 billion, or 18.8%, compared with December 31, 2003. Securities available for sale had net unrealized losses, net of deferred income taxes, of $48.1 million at September 30, 2004, compared to net unrealized gains, net of deferred income taxes, of $11.5 million at December 31, 2003. Average total securities for the first nine months of 2004 amounted to $18.0 billion, an increase of 5.2% compared to the average balance during the first nine months of 2003. Average total securities for the third quarter of 2004 amounted to $18.4 billion, an increase of 5.7% compared to the average balance for the third quarter of 2003. The increase in securities available for sale was the result of a combination of factors including the securitization of approximately $1.0 billion in mortgage loans during the third quarter of 2004 and the investment of funds generated by deposit growth.

          Trading securities totaled $445.6 million, down $248.2 million compared to the balance at December 31, 2003. The decrease in trading securities primarily resulted from management’s decision to liquidate the portion of the trading portfolio being used as an economic risk management strategy in connection with BB&T’s mortgage servicing rights.

BB&T Corporation           Page 26          Third Quarter 2004 10-Q

          The annualized FTE yield on the average securities portfolio for the first nine months of 2004 was 4.08%, a decrease of 87 basis points from the annualized yield earned in the first nine months of 2003. During the third quarter of 2004, the annualized yield on the securities portfolio was 3.96%, a decrease of 32 basis points compared to the third quarter of 2003. These decreases in yield resulted principally from the prolonged low interest rate environment and purchases of lower-yielding securities. As BB&T’s higher-yielding securities matured, sold, or were called, the resulting cash flows were reinvested in lower-yielding securities paying then-current market interest rates.

          On September 30, 2004, BB&T held certain investments having continuous unrealized loss positions for more than 12 months totaling $130.8 million. Substantially all of these investments were in U.S. Treasuries and U.S. government agency obligations, the cash flows of which are guaranteed by the U.S. government or its agencies; therefore, it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because BB&T has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, BB&T has not recognized any other-than-temporary impairment in connection with these investments.

Other Interest Earning Assets

           Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $256.1 million at September 30, 2004, a decrease of $76.8 million, or 23.1%, compared to December 31, 2003. Interest-bearing deposits with banks increased $15.3 million, or 5.6%, compared to year-end 2003. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets for the first nine months of 2004 was 1.65%, up 32 basis points compared to the first nine months of 2003. For the third quarter of 2004, the average yield on other interest-earning assets was 2.06%, up from 1.13% in the third quarter last year.

Goodwill and Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $747.4 million from December 31, 2003, to September 30, 2004. The increase was due primarily to additional goodwill and other intangibles resulting from the acquisitions of McGriff, Seibels & Williams Inc., (“McGriff”) and Republic, which totaled $396.0 million and $258.4 million, respectively, as well as an increase in the cash surrender value of bank-owned life insurance in the amount of $68.3 million.

          Other noninterest-earning assets also include commercial mortgage servicing rights totaling $13.2 million and residential mortgage servicing rights totaling $327.4 million, net of an allowance for impairment, which totaled $112.9 million at September 30, 2004.

BB&T Corporation           Page 27          Third Quarter 2004 10-Q

Deposits

          Deposits totaled $65.8 billion at September 30, 2004, an increase of $6.4 billion, or 10.8%, from December 31, 2003. Average deposits for the first nine months of 2004 increased $8.8 billion, or 15.8%, to $64.3 billion compared to the first nine months of 2003. The categories of deposits with the highest average rates of growth were money rate savings accounts, including investor deposit accounts, which increased $4.0 billion, or 22.7%, noninterest-bearing deposits, which increased $2.4 billion, or 26.7%, and savings and interest checking accounts, which increased $1.1 billion, or 28.9%.

          For the third quarter of 2004, average deposits increased $3.4 billion, or 5.4%, compared to the third quarter of 2003. The categories of deposits with the highest average rates of growth were average money rate savings accounts, noninterest-bearing deposits, and savings and interest checking accounts, which increased $2.6 billion, $852.7 million, and $316.4 million, respectively, for the third quarter of 2004, representing increases of 13.1%, 7.7%, and 7.0%, respectively, compared to the third quarter of 2003.

          The growth in average deposits during the first nine months of 2004 compared to the corresponding period of 2003 includes the effect of deposits acquired in purchase accounting transactions completed during 2004 and 2003. In particular, the purchase of First Virginia at the beginning of the third quarter of 2003 and the purchase of Republic during the second quarter of 2004 added $9.5 billion and $2.5 billion, respectively, in deposits.

          In addition to the positive growth in client deposits over the last two years, there has been a shift in the overall deposit mix from certificate accounts and other time deposits to lower-cost transaction accounts such as noninterest-bearing deposits and money rate savings accounts. This shift reflects the reduced attractiveness of time deposits and client preferences for more liquid investments in a low interest rate environment, as well as BB&T’s efforts to emphasize growth in noninterest-bearing accounts.

          The annualized average rate paid on total interest-bearing deposits during the first nine months of 2004 was 1.32%, a decrease of 36 basis points compared to 2003. For the third quarter of 2004, the average rate paid on total interest-bearing deposits was 1.36%, a decrease of 8 basis points compared to the third quarter of 2003. These decreases in the average rates paid resulted from the lower interest rate environment that existed during 2004 compared to 2003, and the shift in deposit mix from certificates of deposit and higher-cost time deposits to lower-cost savings and transaction accounts.

Borrowings

          While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses short-term borrowings as a supplementary funding source. At September 30, 2004, short-term borrowed funds totaled $6.5 billion, a decrease of $870.2 million, or 11.9%, compared to December 31, 2003. The decrease in short-term borrowed funds compared to December 31, 2003, which are mainly composed of federal funds purchased, was primarily a result of healthy deposit growth, which provided sufficient resources for funding loan and other balance sheet growth. For the third quarter of 2004, average short-term borrowed funds were $7.0 billion, an increase of $1.3 billion, or 22.0%, from the comparable period of 2003. For the nine months ended September 30, 2004, average short-term borrowed funds increased $1.9 billion, or 39.6%, compared to the same period in 2003.

BB&T Corporation           Page 28          Third Quarter 2004 10-Q

          The average annualized rate paid on short-term borrowed funds was 1.21% for the first nine months of 2004, an increase of 2 basis points from the average rate of 1.19% paid in the comparable period of 2003. The average rate paid on short-term borrowed funds was 1.47% in the third quarter of 2004, an increase of 48 basis points compared to the rate paid in the third quarter of 2003. These increases in the cost of short-term borrowed funds resulted from recent actions by the Federal Reserve Board, which increased the targeted federal funds rate by 75 basis points in the third quarter of 2004 to 1.75% from its lowest level of 1.00% set in June 2003.

          Long-term debt consists primarily of Federal Home Loan Bank (“FHLB”) advances to BB&T’s banking subsidiaries and corporate subordinated notes. Long-term debt has been utilized for a variety of funding needs, including the repurchase of common stock. Long-term debt totaled $11.1 billion at September 30, 2004, up $337.8 million, or 3.1%, from the balance at December 31, 2003. During the third quarter of 2004, Branch Bank issued $500 million of senior floating rate debt maturing in June 2007 and, on October 27, 2004; BB&T Corporation issued $600 million of subordinated global notes maturing in November 2019. For the third quarter of 2004, average long-term debt totaled $10.8 billion, an increase of $554.4 million, or 5.4%, compared to the third quarter of 2003. For the nine months ended September 30, 2004, average long-term borrowed funds were $10.7 billion, down $1.6 billion, or 13.2%, compared to the first nine months of 2003. The average annualized rate paid on long-term borrowed funds was 3.43% for the first nine months of 2004, a decrease of 53 basis points from the average rate of 3.96% paid during the first nine months of 2003. The average annualized rate paid on long-term debt for the third quarter of 2004 was 3.54%, a decrease of 6 basis points compared to the third quarter of 2003.

          The decrease in the average balance of long-term debt and average annualized interest rate paid compared to the first nine months of 2003 were primarily the result of a balance sheet restructuring completed during the second and third quarters of 2003, which was intended to improve net interest income and the net interest margin. As part of the restructuring, BB&T refinanced $3.0 billion of long-term FHLB advances, thus lowering the current annual interest rate paid on these advances during the next five years, after which the FHLB has an option to increase the interest rate paid on such advances depending on market rates then available. In addition, BB&T prepaid $2.9 billion in long-term FHLB advances as part of the restructuring in 2003 and restructured an additional $1.9 billion in the first quarter of 2004 because of the availability of more cost-effective funding sources.

BB&T Corporation           Page 29          Third Quarter 2004 10-Q

Asset Quality

          Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $389.5 million at September 30, 2004, compared to $447.1 million at December 31, 2003. As a percentage of loans and leases plus foreclosed property, nonperforming assets were .58% at September 30, 2004, down from .72% at December 31, 2003. Loans 90 days or more past due and still accruing interest totaled $99.8 million at September 30, 2004, compared to $116.8 million at year-end 2003.

           BB&T’s net charge-offs totaled $56.6 million for the third quarter and amounted to .34% of average loans and leases, on an annualized basis, compared to $61.8 million, or .40% of average loans and leases, on an annualized basis, in the corresponding period in 2003. For the nine months ended September 30, 2004 and 2003, net charge-offs totaled $171.0 million and $182.7 million, respectively, and represented .35% and .43%, respectively, of average loans and leases on an annualized basis.

          The allowance for loan and lease losses totaled $816.6 million at September 30, 2004, compared to $784.9 million at December 31, 2003, an increase of 4.0%. The allowance amounted to 1.22% of loans and leases outstanding at September 30, 2004, compared to 1.26% at year-end 2003. The allowance for loan and lease losses as a percentage of loans held for investment was 1.23% and 1.27% of loans and leases at September 30, 2004 and December 31, 2003, respectively.

          The above levels of nonperforming assets as a percentage of total assets and quarterly net charge-offs as a percentage of average loans are the lowest combined asset quality indicators experienced by BB&T in more than three years. During the last five quarters, BB&T’s credit quality has steadily improved as demonstrated by the successive quarterly declines in the level of nonperforming assets. In addition, net charge-offs for the third quarter and first nine months of 2004 declined compared to the same periods last year. These positive trends in asset quality are the primary factors that have resulted in a lower allowance for loan and lease losses as a percentage of total loans. In addition, management’s decision to retain, rather than sell, $3.6 billion of fixed rate residential mortgage loans affected the decrease in the allowance as a percentage of loans and leases because mortgage loans normally have lower credit risk and; therefore, require a lower relative allowance in comparison to commercial or consumer loans.

          The provision for loan and lease losses for the third quarter of 2004 was $57.0 million compared to $65.0 million during the same period in 2003. For the nine months ended September 30, 2004, the provision for loan and lease losses totaled $183.5 million compared to $189.5 million in 2003.

          Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

BB&T Corporation           Page 30          Third Quarter 2004 10-Q

ASSET QUALITY ANALYSIS
 (Dollars in thousands)

	For the Three Months Ended

	9/30/04	6/30/04	3/31/04	12/31/03	9/30/03

Allowance For Loan & Lease Losses
Beginning balance	$816,330	$790,271	$784,937	$791,527	$719,576
Allowance for acquired (sold) loans, net	(170)	19,284	--	--	68,768
Provision for loan and lease losses	57,000	64,000	62,500	58,500	65,000
Charge-offs
Commercial loans and leases	(23,858)	(23,740)	(22,176)	(38,577)	(27,194)
Direct retail loans	(12,170)	(11,538)	(11,295)	(12,395)	(10,340)
Sales finance loans	(22,225)	(21,664)	(22,518)	(21,856)	(23,309)
Revolving credit loans	(12,383)	(12,531)	(14,286)	(12,279)	(12,387)
Mortgage loans	(1,207)	(1,916)	(1,375)	(1,733)	(1,523)

Total charge-offs	(71,843)	(71,389)	(71,650)	(86,840)	(74,753)

Recoveries
Commercial loans and leases	6,210	4,216	6,057	13,703	4,102
Direct retail loans	2,090	2,675	2,489	2,442	3,269
Sales finance loans	4,317	4,165	3,511	3,279	3,305
Revolving credit loans	2,555	2,557	2,178	2,205	2,155
Mortgage loans	99	551	249	121	105

Total recoveries	15,271	14,164	14,484	21,750	12,936

Net charge-offs	(56,572)	(57,225)	(57,166)	(65,090)	(61,817)

Ending balance	$816,588	$816,330	$790,271	$784,937	$791,527

Nonperforming Assets
Nonaccrual loans and leases
Commercial loans and leases	$173,303	$199,718	$218,111	$219,558	$226,655
Direct retail loans	48,792	50,968	52,426	50,085	47,618
Sales finance loans	15,484	13,152	12,062	13,082	14,182
Revolving credit loans	374	369	367	342	354
Mortgage loans	62,871	61,132	62,756	67,373	66,611

Total nonaccrual loans and leases	300,824	325,339	345,722	350,440	355,420

Foreclosed real estate	67,329	68,035	74,832	78,964	70,178
Other foreclosed property	20,821	18,995	21,247	17,106	20,902
Restructured loans	563	566	573	592	613

Total nonperforming assets	$389,537	$412,935	$442,374	$447,102	$447,113

Loans 90 days or more past due
and still accruing
Commercial loans and leases	$11,463	$11,180	$18,885	$17,759	$34,965
Direct retail loans	22,382	21,015	20,359	25,695	24,019
Sales finance loans	20,766	20,732	26,091	27,863	18,379
Revolving credit loans	4,797	4,116	4,644	5,601	4,626
Mortgage loans	40,397	38,698	33,917	39,840	39,918

Total loans 90 days or more past due
and still accruing	$99,805	$95,741	$103,896	$116,758	$121,907

BB&T Corporation           Page 31          Third Quarter 2004 10-Q

ASSET QUALITY RATIOS

	For the Three Months Ended

	9/30/04		6/30/04		3/31/04		12/31/03		9/30/03

Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases*	.15%		.14%		.16%		.19%		.20%
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases*	.45		.49		.54		.56		.58
Total nonperforming assets as a percentage of:
Total assets	.40		.42		.47		.49		.49
Loans and leases plus foreclosed property*	.58		.62		.69		.72		.73
Net charge-offs as a percentage of
average loans and leases*	.34		.34		.36		.42		.40
Allowance for loan and lease losses as a
percentage of loans and leases*	1.22		1.22		1.23		1.26		1.29
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.23		1.23		1.25		1.27		1.32
Ratio of allowance for loan and lease losses to:
Net charge-offs*	3.63	x	3.55	x	3.44	x	3.04	x	3.23	x
Nonaccrual and restructured loans and leases	2.71		2.50		2.28		2.24		2.22

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

BB&T Corporation           Page 32          Third Quarter 2004 10-Q

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

          Management uses Interest Sensitivity Simulation Analysis (“Simulation”) to measure the sensitivity of projected earnings to changes in interest rates. Simulation takes into account the current contractual agreements that BB&T has with its customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions. Management monitors BB&T’s interest sensitivity by means of a computer model that incorporates the current volumes, average rates earned and paid, and scheduled maturities and payments of asset and liability portfolios, together with multiple scenarios of projected prepayments, repricing opportunities and anticipated volume growth. Using this information, the model projects earnings based on projected portfolio balances under multiple interest rate scenarios. This level of detail is needed to simulate the effect that changes in interest rates and portfolio balances may have on the earnings of BB&T. This method is subject to the accuracy of the assumptions that underlie the process, but management believes that it provides a better illustration of the sensitivity of earnings to changes in interest rates than other analyses such as static or dynamic gap.

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

BB&T Corporation           Page 33          Third Quarter 2004 10-Q

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical

			Percentage Change in
Linear	Prime Rate		Net Interest Income

Change in	September 30,		September 30,

Prime Rate	2004	2003	2004	2003

3.00%	7.75%	7.00%	1.79%	(1.65)%
1.50	6.25	5.50	1.30	(1.12)
No Change	4.75	4.00	--	--
(1.00)	NA	3.00	NA	(1.16)
(1.50)	3.25	NA	(1.93)	NA
(1.75)	3.00	NA	(2.35)	NA

NA = BB&T's model did not calculate results for these scenarios.

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

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties. Notional amounts do not represent amounts to be exchanged between parties and are therefore not a measure of financial risk. On September 30, 2004, BB&T had derivative financial instruments outstanding with notional amounts totaling $17.3 billion. The estimated net fair value of open contracts was $116.6 million at September 30, 2004.

BB&T Corporation           Page 34          Third Quarter 2004 10-Q

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative contracts at September 30, 2004, was not material.

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at September 30, 2004:

Derivative Classifications and Hedging Relationships
September 30, 2004
(Dollars in thousands)

	Notional	Fair Value

	Amount	Gain	Loss

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,750,000	$14,093	$(4,292)
Hedging certificates of deposit and short-term borrowed funds	4,250,000	3,412	(11,047)
Derivatives Designated as Fair Value Hedges:
Hedging business loans	4,492	--	(169)
Hedging long-term debt	2,400,000	88,544	--
Derivatives not designated as hedges	7,941,680	54,650	(28,592)

Total	$17,346,172	$160,699	$(44,100)

BB&T Corporation           Page 35          Third Quarter 2004 10-Q

Derivative Financial Instruments
September 30, 2004
(Dollars in thousands)

		Average	Average	Estimated
	Notional	Receive	Pay	Fair
	Amount	Rate	Rate	Value

Receive fixed swaps	$5,913,480	4.57%	2.11%	$111,068
Pay fixed swaps	767,972	1.73	3.76	(12,880)
Forward starting pay fixed swaps	3,000,000	--	2.73	(8,473)
Caps, floors and collars	1,383,254	N/A	N/A	838
Foreign exchange contracts	222,684	N/A	N/A	536
Futures contracts	14,400	N/A	N/A	(4)
Interest rate lock commitments	751,132	N/A	N/A	1,215
Forward commitments	989,250	N/A	N/A	(3,629)
Forward starting swaps	175,000	N/A	N/A	7,251
Swaptions	2,500,000	N/A	N/A	12,093
When-issued securities	1,080,000	N/A	N/A	2,817
Options on contracts purchased	149,000	N/A	N/A	307
TRS Options	400,000	N/A	N/A	5,460

Total	$17,346,172			$116,599

              N/A - not applicable.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

          BB&T utilizes a variety of financial instruments to meet the financial needs of its clients and to reduce >exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and financial guarantees, interest rate caps, floors and collars, interest rate swaps, swaptions, when-issued securities, and forward and futures contracts. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2003, for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. A discussion of BB&T’s derivative financial instruments is included in the “Derivative Financial Instruments” section herein.

Back to Index

CAPITAL ADEQUACY AND RESOURCES

          The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T’s principal goals related to capital are to provide an adequate return to shareholders while retaining a sufficient base from which to support future growth and to comply with all regulatory standards.

BB&T Corporation           Page 36          Third Quarter 2004 10-Q

          Total shareholders’ equity was $10.8 billion at September 30, 2004, compared to $9.9 billion at December 31, 2003, an increase of 8.7%. BB&T’s book value per common share at September 30, 2004 was $19.54 compared to $18.33 at December 31, 2003. BB&T’s tangible shareholders’ equity was $6.2 billion at September 30, 2004, up from $5.9 billion at December 31, 2003. BB&T’s tangible book value per common share at September 30, 2004 was $11.17 compared to $10.92 at December 31, 2003.

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

          During the third quarter of 2004, BB&T solicited and received the consent from holders of two outstanding issues of subordinated debt to remove certain provisions from the indenture under which the notes were issued that prevented the notes from qualifying as Tier 2 capital. BB&T filed a supplement to the indenture to requalify the notes as Tier 2 capital and included the additional $1.1 billion of debt in the calculation of its total capital ratio. This resulted in the total capital ratio increasing to 14.0% at September 30, 2004 compared to 12.1% at June 30, 2004.

          BB&T’s regulatory capital ratios for the last five calendar quarters are set forth in the following table:

CAPITAL RATIOS

	2004			2003

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

Risk-based capital ratios:
Tier 1 capital	9.3%	9.2%	9.2%	9.4%	9.6%
Total capital	14.0	12.1	12.3	12.5	13.3
Tier 1 leverage ratio	7.1	7.0	7.1	7.2	7.2

BB&T Corporation           Page 37          Third Quarter 2004 10-Q

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

          The following table presents the common stock repurchases made by BB&T during the third quarter of 2004:

Share Repurchase Activity

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share	Publicly-Announced Plan	Publicly-Announced Plan

July	1,453,429	$38.40	1,446,400	41,752,100
August	1,701,862	$38.55	1,697,800	40,054,300
September	890,761	$40.11	882,500	39,171,800

Total	4,046,052	$38.84	4,026,700	39,171,800

(1)   Repurchases reflect shares exchanged or surrendered in connection with the exercise of stock options under BB&T's stock option plans.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the third quarter of 2004 totaled $412.9 million, an increase of $297.0 million, or 256.3%, compared to the $115.9 million earned during the third quarter of 2003. On a diluted per share basis, earnings for the three months ended September 30, 2004, were $.74, compared to $.21 for the same period in 2003. BB&T’s results of operations for the third quarter of 2004 produced an annualized return on average assets of 1.69% and an annualized return on average shareholders’ equity of 15.42% compared to prior year ratios of .51% and 4.50%, respectively.

          Consolidated net income for the first nine months of 2004 totaled $1.1 billion, an increase of 50.2% compared to the $759.9 million earned during the same period in 2003. On a diluted per share basis, earnings for the first nine months of 2004 and 2003 were $2.05 and $1.51, respectively, which represents an increase of 35.8%. BB&T’s results of operations for the first nine months of 2004 produced an annualized return on average assets of 1.60% and an annualized return on average shareholders’ equity of 14.53% compared to prior year ratios of 1.21% and 11.97%, respectively. The results for the third quarter and first nine months of 2003 include $248.5 million in after-tax losses resulting from the early extinguishment of debt completed as part of a balance sheet restructuring described in the “Borrowings” section herein.

BB&T Corporation           Page 38          Third Quarter 2004 10-Q

          The following table sets forth selected financial ratios for the last five calendar quarters:

ANNUALIZED
PROFITABILITY MEASURES

	2004			2003

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

Return on average assets	1.69%	1.65%	1.43%	1.34%	.51%
Return on average shareholders' equity	15.42	15.17	12.93	11.98	4.50
Net interest margin (taxable equivalent)	4.07	4.02	4.09	3.89	4.17

   Merger-Related and Restructuring Charges

          Mergers and acquisitions have played an important role in the development of BB&T’s franchise. BB&T recorded certain merger-related items and restructuring costs during both 2004 and 2003. During the third quarter of 2004, BB&T recorded $2.0 million in net after-tax gains primarily associated with the sale of duplicate facilities, which were partially offset by charges primarily related to the acquisitions of First Virginia and Republic. During the third quarter of 2003, BB&T incurred $14.8 million in net after-tax charges primarily associated with the acquisition of First Virginia. Merger-related charges and expenses include personnel-related expenses such as staff relocation costs, severance benefits, early retirement packages and contract settlements. They also include furniture, equipment and occupancy costs related to department and branch consolidations as well as costs related to converting the data processing systems of the acquired companies to BB&T’s automation platform. For the nine months ended September 30, 2004 and 2003, BB&T incurred $4.5 million and $24.9 million, respectively, in net after-tax charges primarily associated with the same purchase acquisitions that affected the respective third quarters of 2004 and 2003. The above expenses are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expenses.

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

BB&T Corporation           Page 39          Third Quarter 2004 10-Q

Summary of Merger-Related and Restructuring Charges
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2004	2003

Severance and personnel-related charges	$7,591	$11,385
Occupancy and equipment charges	(9,667)	9,291
Systems conversions and related charges	524	5,270
Marketing and public relations	4,009	7,565
Asset write-offs, comforming policies
and other merger-related charges	4,925	4,813

Total	$7,382	$38,324

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

          In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The following tables present a summary of activity with respect to BB&T’s merger and restructuring accruals, with the more significant mergers (F&M National Corporation and First Virginia) presented separately. These tables include costs reflected as expenses, as presented in the table above, and accruals recorded through purchase accounting adjustments.

BB&T Corporation           Page 40          Third Quarter 2004 10-Q

	First Virginia Banks, Inc.

	(Dollars in thousands)

	Balance			Balance
	December 31,	Additions in	Utilized in	September 30,
	2003	2004	2004	2004

Severance and personnel-related charges	$18,895	$--	$10,404	$8,491
Occupancy and equipment charges	23,689	1,535	18,375	6,849
Systems conversions and related charges	20,735	8	20,743	--
Other merger-related charges	2,675	828	3,297	206

Total	$65,994	$2,371	$52,819	$15,546

           Merger-related and restructuring accruals related to First Virginia are generally expected to be utilized during 2004, unless they relate to specific contracts or legal obligations that expire in later years or they relate to the disposal of duplicate facilities and equipment, which may take longer to complete.

	F&M National Corporation

	(Dollars in thousands)

	Balance		Balance
	December 31,	Utilized in	September 30,
	2003	2004	2004

Severance and personnel-related charges	$63	$63	$--
Occupancy and equipment charges	7,097	5,519	1,578
Systems conversions and related charges	--	--	--
Other merger-related charges	987	--	987

Total	$8,147	$5,582	$2,565

          The remaining accruals at September 30, 2004, for F&M National Corporation are related primarily to costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future upon termination of the various leases and sale of duplicate property. These accruals are expected to be substantially utilized in 2004 unless they relate to specific contracts expiring in later years.

          Activity with respect to the merger and restructuring accruals for all other mergers is presented in the accompanying table:

BB&T Corporation           Page 41          Third Quarter 2004 10-Q

	All Other Merger Activity

	(Dollars in thousands)

	Balance			Balance
	December 31,	Additions in	Utilized in	September 30,
	2003	2004	2004	2004

Severance and personnel-related charges	$8,892	$6,090	$6,814	$8,168
Occupancy and equipment charges	17,910	2,992	8,498	12,404
Systems conversions and related charges	--	4,199	2,777	1,422
Other merger-related charges	7,408	2,276	5,618	4,066

Total	$34,210	$15,557	$23,707	$26,060

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

          Because BB&T often has multiple merger integrations in process, and due to limited resources must schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals may cover an extended period of time. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance payments. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at September 30, 2004, are expected to be utilized during 2004, unless they relate to specific contracts that expire in later years.

          The accruals utilized during 2004 in the tables above include reversals of $36.1 million of previously recorded merger-related and restructuring accruals principally related to the finalization of estimates for employee terminations, contract cancellations and occupancy costs. The above reversals include $17.8 million of pre-tax adjustments to goodwill that had no effect on BB&T’s consolidated results of operations. The remaining $18.3 million was included as a reduction of merger-related and restructuring charges during 2004 in the Consolidated Statements of Income.

BB&T Corporation           Page 42          Third Quarter 2004 10-Q

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $875.7 million for the third quarter of 2004 compared to $832.9 million for the same period in 2003, an increase of $42.8 million, or 5.1%. For the three months ended September 30, 2004, average earning assets increased $6.3 billion, or 7.9%, compared to the same period of 2003, while average interest-bearing liabilities increased $4.3 billion, or 6.5%, and the net interest margin decreased from 4.17% in the third quarter of 2003 to 4.07% in the current quarter. The decrease in the net interest margin was caused by a combination of several factors. The reinvestment of proceeds from the sales, maturities and prepayments of securities in lower yielding securities, additional interest expense incurred in connection with BB&T’s stock buy-back program and the runoff of higher-yielding fixed rate loans all adversely affected the net interest margin in the third quarter of 2004.

          For the nine months ended September 30, 2004, net interest income on an FTE basis was $2.6 billion compared to $2.3 billion for the same period in 2003, an increase of $276.7 million, or 12.1%. Average earning assets for the first nine months of 2004 increased $10.1 billion, or 13.6%, compared to the same period of 2003, while average interest-bearing liabilities increased $6.7 billion, or 10.5%. The net interest margin for the nine months ended September 30, 2004 was 4.06%, down from 4.12% for the first nine months of 2003. The decrease resulted largely from the same factors that affected the quarterly comparison described above. At the same time, the margin was positively affected by the balance sheet restructuring completed during 2003, which consisted of BB&T refinancing or prepaying approximately $5.9 billion of long-term FHLB advances and retaining an additional $3.6 billion in fixed-rate mortgage loans from originations made during the second half of 2003 and the first quarter of 2004.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the third quarter and first nine months of 2004 compared to the same periods in 2003, and the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation           Page 43          Third Quarter 2004 10-Q

Net Interest Income and Rate / Volume Analysis
For the Three Months Ended September 30, 2004 and 2003

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

	2004	2003	2004	2003	2004	2003	(Decrease)	Rate (6)	Volume (6)

	(Dollars in thousands)
Assets
Securities (1):
U.S. Treasury, government and other (5)	$17,609,877	$16,425,338	3.91%	4.28%	$172,268	$175,594	$(3,326)	$(15,921)	$12,595
States and political subdivisions	806,875	997,878	6.45	6.28	13,016	15,667	(2,651)	444	(3,095)

Total securities (5)	18,416,752	17,423,216	4.02	4.39	185,284	191,261	(5,977)	(15,477)	9,500
Other earning assets (2)	569,256	633,744	2.06	1.13	2,943	1,798	1,145	1,345	(200)
Loans and leases, net
of unearned income (1)(3)(4)(5)	66,878,307	61,519,643	5.90	6.02	990,783	931,997	58,786	(18,909)	77,695

Total earning assets	85,864,315	79,576,603	5.47	5.62	1,179,010	1,125,056	53,954	(33,041)	86,995

Non-earning assets	11,265,176	11,269,213

Total assets	$97,129,491	$90,845,816

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$4,813,519	$4,497,102	0.22	0.27	2,618	3,016	(398)	(596)	198
Money rate savings	22,636,090	20,018,836	0.75	0.65	42,679	32,627	10,052	5,461	4,591
Certificates of deposit and other time deposits	25,920,707	26,350,439	2.09	2.23	136,493	148,525	(12,032)	(9,178)	(2,854)

Total interest-bearing deposits	53,370,316	50,866,377	1.36	1.44	181,790	184,168	(2,378)	(4,313)	1,935
Short-term borrowed funds	7,029,258	5,763,994	1.47	0.99	25,948	14,651	11,297	7,663	3,634
Long-term debt	10,759,965	10,205,592	3.54	3.60	95,544	93,291	2,253	(1,563)	3,816

Total interest-bearing liabilities	71,159,539	66,835,963	1.70	1.73	303,282	292,110	11,172	1,787	9,385

Noninterest-bearing deposits	11,876,112	11,023,396
Other liabilities	3,444,972	2,771,315
Shareholders' equity	10,648,868	10,215,142

Total liabilities and
shareholders' equity	$97,129,491	$90,845,816

Interest rate spread			3.77	3.89
Net yield on earning assets			4.07%	4.17%	$875,728	$832,946	$42,782	$(34,828)	$77,610

Taxable equivalent adjustment					$20,072	$26,488

(1)   Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)   Includes Federal funds sold and securities purchased under resale agreements or similar arrangements, and interest-bearing deposits with banks.
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

BB&T Corporation           Page 44          Third Quarter 2004 10-Q

Net Interest Income and Rate / Volume Analysis
For the Nine Months Ended September 30, 2004 and 2003

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

	2004	2003	2004	2003	2004	2003	(Decrease)	Rate (6)	Volume (6)

	(Dollars in thousands)
Assets
Securities (1):
U.S. Treasury, government and other (5)	$17,153,022	$16,209,078	3.96%	4.84%	$509,297	$588,273	$(78,976)	$(111,393)	$32,417
States and political subdivisions	843,032	889,386	6.50	7.02	41,102	46,800	(5,698)	(3,353)	(2,345)

Total securities (5)	17,996,054	17,098,464	4.08	4.95	550,399	635,073	(84,674)	(114,746)	30,072
Other earning assets (2)	606,932	534,210	1.65	1.33	7,519	5,343	2,176	1,390	786
Loans and leases, net
of unearned income (1)(3)(4)(5)	65,658,447	56,565,028	5.82	6.24	2,862,202	2,643,228	218,974	(186,122)	405,096

Total earning assets	84,261,433	74,197,702	5.42	5.91	3,420,120	3,283,644	136,476	(299,478)	435,954
Non-earning assets	11,253,898	9,516,151

Total assets	$95,515,331	$83,713,853

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$4,807,832	$3,729,360	0.21	0.36	7,562	10,097	(2,535)	(4,898)	2,363
Money rate savings	21,559,799	17,565,056	0.67	0.81	108,113	105,891	2,222	(20,199)	22,421
Certificates of deposit and other time deposits	26,468,662	25,173,205	2.05	2.49	405,581	468,309	(62,728)	(86,146)	23,418

Total interest-bearing deposits	52,836,293	46,467,621	1.32	1.68	521,256	584,297	(63,041)	(111,243)	48,202
Short-term borrowed funds	6,770,711	4,849,076	1.21	1.19	61,311	43,809	17,502	737	16,765
Long-term debt	10,683,588	12,308,015	3.43	3.96	274,092	368,817	(94,725)	(45,548)	(49,177)

Total interest-bearing liabilities	70,290,592	63,624,712	1.63	2.09	856,659	996,923	(140,264)	(156,054)	15,790
Noninterest-bearing deposits	11,429,899	9,024,764
Other liabilities	3,302,425	2,575,119
Shareholders' equity	10,492,415	8,489,258

Total liabilities and
shareholders' equity	$95,515,331	$83,713,853

Interest rate spread			3.79	3.82
Net yield on earning assets			4.06%	4.12%	$2,563,461	$2,286,721	$276,740	$(143,424)	$420,164

Taxable equivalent adjustment					$61,279	$84,665

(1)   Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)   Includes Federal funds sold and securities purchased under resale agreements or similar arrangements, and interest-bearing deposits with banks.
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

BB&T Corporation           Page 45          Third Quarter 2004 10-Q

Noninterest Income

          Noninterest income for the three months ended September 30, 2004, was $538.9 million compared to $512.1 million for the same period in 2003, an increase of $26.8 million, or 5.2%. The growth in noninterest income was led by increased revenues from BB&T’s insurance operations as well as growth in income from service charges on deposit accounts and other nondeposit fees and commissions. These increases were partially offset by a significant decline in income from mortgage banking operations in the third quarter of 2004 compared to the third quarter of 2003. The overall growth in noninterest income also reflects the impact of acquisitions.

          For the nine months ended September 30, 2004, noninterest income totaled $1.6 billion, an increase of $172.6 million, or 12.2%, compared to the same period in 2003. The overall growth in noninterest income also reflects the impact of acquisitions.

          Service charges on deposits totaled $135.5 million for the third quarter of 2004, up $13.5 million, or 11.1%, compared to the third quarter of 2003. The primary reasons for the increase were the purchase of Republic, and improved collection of NSF and overdraft charges. For the first nine months of 2004, service charges on deposits totaled $389.7 million, an increase of $74.3 million, or 23.6%, compared to the same period in 2003. The increase resulted from the same factors that affected the third quarter increase, as well as the acquisition of First Virginia.

           Trust income totaled $28.9 million for the current quarter, a decrease of $3.0 million, or 9.4%, compared to the same period a year ago. For the first nine months of 2004, trust income totaled $90.4 million, an increase of $6.2 million, or 7.4%, compared to the same period in 2003. At the beginning of the third quarter of 2003, trust assets under management increased by $2.2 billion because of the acquisition of First Virginia, which was offset by the loss of $2.4 billion in trust assets from the North Carolina state employees’ 401(k) plan, which transferred to a successor trustee at the end of the quarter. The decrease in trust income in the current quarter compared to the same period a year ago was caused primarily by the timing of the resulting fluctuations in the value of trust assets under management during the third quarter of 2003. The timing of these transfers had a positive impact on income for the first nine months of 2004 compared to 2003. In addition, the increase in trust income for the first nine months of 2004 compared to 2003 was due to an increase in mutual fund management fees. Total trust assets under management, including custodial accounts, increased from $25.8 billion at September 30, 2003, to $26.7 billion at September 30, 2004.

          Investment banking and brokerage fees and commissions totaled $59.8 million during the third quarter of 2004, a decrease of $6.0 million, or 9.1%, compared to the third quarter of 2003. The decrease was primarily due to the lower level of bond market activity in the current quarter compared to the same period last year, which reduced the fees earned by Scott & Stringfellow, BB&T’s wholly owned investment banking and brokerage subsidiary, by $9.0 million compared to last year. This decrease was partially offset by higher investment services revenues from BB&T’s newer markets through the increase in the number of investment counselors in those markets. For the first nine months of 2004, investment banking and brokerage fees and commissions totaled $200.1 million, an increase of $21.3 million, or 11.9%, compared to the same period in 2003. The increase in this category of revenue for the first nine months of 2004 resulted primarily from growth in investment banking services fees and commissions in BB&T’s newer markets and the entry into the high yield market by Scott & Stringfellow, which contributed $7.3 million and $15.2 million of the increase, respectively.

BB&T Corporation           Page 46          Third Quarter 2004 10-Q

          Insurance commissions totaled $163.4 million for the third quarter of 2004, an increase of $59.8 million, or 57.7%, compared to the same three-month period of 2003. For the first nine months of 2004, insurance commissions totaled $451.8 million, up $158.0 million, or 53.8%, compared to the same period last year. Revenues from BB&T’s insurance operations were the largest source of noninterest income for both the three-month and nine-month periods ended September 30, 2004. Solid internal growth combined with the expansion of BB&T’s insurance agency network through insurance agency acquisitions, the largest of which was the purchase of McGriff, generated the strong increases in insurance revenues. The acquisition of McGriff contributed approximately $42.1 million in additional insurance revenues in the third quarter of 2004 and $102.1 million for the first nine months of 2004. In addition, higher revenues from BB&T’s wholesale insurance operations contributed $11.1 million and $38.7 million in revenue growth for the current quarter and first nine months of 2004 compared to the same periods in 2003.

          Income from commercial and residential mortgage banking activities totaled $28.1 million for the third quarter of 2004, down $70.2 million, compared to $98.3 million earned for the third quarter of 2003. The significant decrease in net mortgage banking revenues is primarily a function of interest rate volatility, which affects the value of BB&T’s mortgage servicing rights. During the third quarter of 2004, lower mortgage interest rates compared to the second quarter of 2004 resulted in higher prepayment speed assumptions for existing serviced loans which produced a decrease in the value of BB&T’s mortgage servicing rights. The opposite trend was true during the same period of 2003. The higher prepayment speed assumptions during the third quarter of 2004 resulted in a $5.0 million net write-down in the valuation allowance offsetting mortgage servicing rights, which reduced mortgage banking income for the current quarter. The $5.0 million write-down was the net effect of the provision for the impairment of mortgage servicing rights of $40.2 million offset by gains from mortgage banking-related derivatives totaling $35.2 million. In comparison, the lower prepayment speed assumptions during the third quarter of 2003 resulted in BB&T recording a net recapture of $69.8 million in the valuation allowance for mortgage servicing rights, which increased mortgage banking income. The decrease in net mortgage banking income in the third quarter of 2004 compared to 2003, as a result of the changes in the valuation of mortgage servicing rights, was partially offset by a lower amortization expense associated with commercial and residential mortgage servicing rights, which totaled $19.5 million for the third quarter of 2004 compared to $34.8 million in the comparable period last year. During the third quarter of 2004, residential mortgage production revenues, which include earnings from the origination and sale of mortgage loans, were negatively affected by lower mortgage originations compared to the third quarter of 2003. Residential mortgage production revenues for the third quarter of 2004 decreased $11.3 million, or 33.5% compared to the third quarter of 2003, because total residential mortgage originations for the third quarter of 2004 were $2.1 billion compared to $5.9 billion for the third quarter of 2003. Also, residential mortgage servicing fees associated with loans serviced for investors were down 5% from $24.6 million in the third quarter of 2003 to $23.4 million in the current quarter because of a decline in the average portfolio of loans serviced for investors. Commercial mortgage loan revenues for the third quarter of 2004 totaled $6.9 million compared to $4.7 million earned in the third quarter of 2003.

BB&T Corporation           Page 47          Third Quarter 2004 10-Q

          For the first nine months of 2004, income from commercial and residential mortgage banking activities totaled $102.7 million, a decrease of $22.9 million, compared to $125.6 million for the comparable period in 2003. The decrease in net mortgage revenues was primarily caused by the same factors that affected the quarterly growth. During the first nine months of 2004, residential mortgage production revenues, which include earnings from the origination and sale of mortgage loans, were lower by $173.2 million, or 72.3% compared to the first nine months of 2003, because total residential mortgage originations for the first nine months of 2004 decreased to $7.6 billion compared with $17.1 billion for the same period of 2003. This decrease was largely offset by lower amortization expense associated with commercial and residential mortgage servicing rights, which totaled $68.1 million for the first nine months of 2004 compared to $126.7 million in the comparable period last year. In addition, BB&T recorded a $21.1 million net recapture of the valuation allowance for mortgage servicing rights for the first nine months of 2004, compared to a $76.4 million net provision for impairment in 2003.

          Other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $82.8 million for the third quarter of 2004, an increase of $9.5 million, or 12.9%, compared to the three months ended September 30, 2003. For the nine months ended September 30, 2004, other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $233.9 million, an increase of $43.5 million, or 22.9%, compared to the same period in 2003. The principal drivers of the third quarter increase were check card and debit card interchange fees, ATM fees, and bankcard income, which increased $4.8 million, $905 thousand, and $3.2 million, respectively, compared to the same period in 2003. The 22.9% increase in other nondeposit fees and commissions, including bankcard fees and merchant discounts, for the first nine months of 2004 was also primarily driven by check card and debit card interchange fees and bankcard income, which increased $14.7 million and $15.8 million, respectively, compared to the same period in 2003. In addition, ATM fees, money orders, and safe deposit box fees increased $5.9 million, $3.2 million, and $2.2 million, respectively, over the same time period. Increases for the first nine months of 2004 were a result of the acquisitions of First Virginia and Republic, while the increases for the third quarter were only affected by the Republic acquisition.

          Net securities gains totaled $6.6 million for the third quarter of 2004 compared to net losses of $10.0 million during the same period last year. For the first nine months of 2004, BB&T recorded gains from sales and transfers of securities totaling $6.1 million compared with $133.7 million in net gains realized during the same period one year ago. The net securities gains for the first nine months of 2003 resulted from the sale of securities available for sale, which were taken to economically offset increases in the valuation allowance necessary to reduce the carrying value of BB&T’s mortgage servicing rights. No such sales were taken during 2004. In recent quarters, BB&T has shifted to a risk management strategy related to mortgage servicing rights and mortgage banking entirely dependent on derivatives.

BB&T Corporation           Page 48          Third Quarter 2004 10-Q

          Other income totaled $33.8 million for the third quarter of 2004, an increase of $6.6 million, or 24.3%, compared with the same period one year ago. The primary drivers of the increase were fluctuations in the income from investments in limited partnerships, which was $7.9 million lower in the third quarter of 2003 compared to the third quarter of 2004 and higher revenues from check sales, which increased $1.9 million compared to the third quarter last year. These increases were partially offset by a decline in income from bank-owned life insurance of $2.8 million compared to the third quarter of 2003. For the nine months ended September 30, 2004, other income totaled $116.1 million, an increase of $19.6 million, or 20.4%, compared with the same period last year. The primary drivers of the increase were a fair value adjustment related to miscellaneous investments made by a small business investment company totaling $12.7 million and higher income from investments in limited partnerships, which were up $6.4 million. In addition, other income for the first nine months of 2004 compared to 2003 was higher as the result of revenues from check sales, which increased $5.1 million, primarily due to the acquisition of First Virginia. These increases were partially offset by a decline of $5.5 million in income from bank-owned life insurance.

Noninterest Expense

          Noninterest expenses totaled $716.6 million for the third quarter of 2004 compared to $1.1 billion for the same period a year ago, a decrease of $400.4 million, or 35.8%. For the first nine months of 2004, noninterest expenses totaled $2.2 billion, a decrease of $166.7 million, or 7.0%, compared to the same period a year ago. Noninterest expenses include $3.1 million in net pre-tax merger-related gains for the third quarter of 2004 and $7.4 million of net pre-tax merger-related and restructuring expenses for the first nine months of 2004, principally associated with the acquisitions of First Virginia and Republic. Noninterest expenses for the third quarter and first nine months of 2003 include a loss from the early extinguishment of FHLB advances totaling $384.9 million.

          Early in the fourth quarter, management announced plans to implement cost savings and revenue enhancement initiatives with a goal to produce $175 million in combined annual cost savings and revenue enhancements. Implementation of the initiatives began in the fourth quarter of 2004, and it is expected that approximately 60% of the goal will be realized in 2005 and management anticipates that 100% will be achieved in 2006.

BB&T Corporation           Page 49          Third Quarter 2004 10-Q

          Personnel expense, the largest component of noninterest expense, was $411.0 million for the current quarter, slightly lower than the $412.4 million in expenses for the same period in 2003. Salaries expense increased $16.4 million in the current quarter compared to 2003, primarily as a result of the acquisitions of McGriff and Republic. Incentive compensation decreased $4.8 million, due to significantly lower mortgage loan production in the current quarter. In addition, employee benefit expenses decreased $13.9 million in the current quarter compared to last year, primarily due to a $9.1 million reduction in pension expense as a result of an updated actuarial valuation, and a $5.0 million decrease in funding for health care expenses. For the nine months ended September 30, 2004, personnel expense totaled $1.3 billion, up $135.3 million, or 11.9%, compared to 2003. The increase resulted primarily from additional personnel expenses associated with the First Virginia, McGriff and Republic mergers of $110.4 million. Furthermore, during the first nine months of 2004, incentive compensation expenses and employee benefit expenses increased $8.4 million and $11.7 million, respectively, compared to the same period in 2003.

          Occupancy and equipment expense for the three months ended September 30, 2004, totaled $104.5 million compared to $97.4 million for the third quarter of 2003, representing an increase of $7.1 million, or 7.3%. The increase for the third quarter of 2004 compared to 2003 resulted primarily from the acquisitions of McGriff and Republic, which collectively added approximately $6.1 million in occupancy and equipment expenses. For the first nine months of 2004, occupancy and equipment expense totaled $308.0 million, up $37.3 million, or 13.8%, compared to 2003. The acquisition of First Virginia, as well as the acquisitions that affected the third quarter, resulted in an increase of approximately $22.8 million in occupancy and equipment expenses during the first nine months of 2004. In addition, building maintenance, depreciation and real estate taxes increased $6.0 million, $3.2 million and $2.0 million, respectively, during the first nine months of 2004 compared to 2003.

          The amortization of intangible assets totaled $24.3 million for the current quarter, an increase of $3.3 million from the $21.0 million incurred in the third quarter of 2003. For the nine months ended September 30, 2004, amortization of intangible assets totaled $77.0 million, an increase of $42.5 million compared to the same period last year. The increases were due to the acquisitions of First Virginia, McGriff, and Republic, which contributed the majority of additional amortization expenses during the above periods in 2004 compared to 2003. See Note D to the Consolidated Financial Statements herein for a summary of completed mergers and acquisitions.

BB&T Corporation           Page 50          Third Quarter 2004 10-Q

          Other noninterest expenses, including professional services, totaled $179.9 million for the third quarter of 2004, an increase of $1.3 million, or .7%, compared to the same period of 2003. The slight increase was primarily due to the recent implementation of internal cost control initiatives and the realization of cost efficiencies from the integration of recent mergers, which were largely offset by an increase in other miscellaneous noninterest expenses. For the nine months ended September 30, 2004, other noninterest expenses, including professional services, totaled $544.9 million, an increase of $34.0 million, or 6.7%, compared to the same period in 2003. The increases were the result of higher professional services expense, miscellaneous processing expense and supplies expense, which increased $5.7 million, $4.2 million and $2.4 million, respectively, compared to the first nine months of 2003. In addition, deposit-related expenses, general insurance expenses, and telephone expenses increased $5.4 million, $6.4 million, and $2.5 million, respectively, over the same time period. Other noninterest expenses for the 2004 periods include the impact of the First Virginia, McGriff, and Republic acquisitions.

Provision for Income Taxes

          The provision for income taxes totaled $208.0 million for the third quarter of 2004, an increase of $187.3 million compared to the third quarter of 2003. For the nine months ended September 30, 2004, the provision for income taxes totaled $562.6 million, an increase of $263.8 million compared to the same period of 2003. The increased provision for income taxes was the combined result of higher pretax income and an increase in the effective tax rate. BB&T’s effective income tax rates were 33.5% and 15.2% for the three months ended September 30, 2004 and 2003, respectively, and 33.0% and 28.2% for the first nine months of 2004 and 2003, respectively. The significantly lower effective tax rate for the third quarter of 2003 resulted because the $248.5 million in prepayment penalties associated with the early extinguishment of debt substantially reduced pretax income, which caused BB&T’s tax-exempt income to have a more significant impact on the effective tax rate.

          In the normal course of business, BB&T has extended credit to and invested in the obligations of states and municipalities and their agencies. The income generated from these investments together with certain other transactions that have favorable tax treatment have reduced BB&T’s overall effective tax rate from the statutory rate in 2004 and 2003.

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

BB&T Corporation           Page 51          Third Quarter 2004 10-Q

          In the normal course of business, BB&T is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2003, the IRS concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. Following their examination, the IRS issued a Revenue Agent Report assessing taxes and interest in the amount of $59.3 million related to BB&T’s income tax treatment of certain leveraged lease transactions which were entered into during the years under examination. The assessment, which was paid by BB&T during 2003, did not significantly affect BB&T’s consolidated results of operations in 2003 as it related primarily to differences in the timing of recognizing income and deductions for income tax purposes for which deferred taxes had been previously provided. Management continues to believe that BB&T’s treatment of these leveraged leases was appropriate and in compliance with existing tax laws and regulations for the years examined. BB&T filed a refund request for the taxes and interest related to this matter which was denied by the IRS during the second quarter of 2004. Early in the fourth quarter of 2004, BB&T filed a lawsuit in the United States District Court for the Middle District of North Carolina to pursue a refund of $3.3 million in taxes plus interest assessed by the IRS related to one of these leveraged lease transactions entered into during 1997. While management expects that this litigation will not be resolved for two to three years, management believes that there will be no material impact on the results of operations or the financial condition of BB&T, regardless of the outcome of the litigation.

Back to Index

BB&T Corporation           Page 52          Third Quarter 2004 10-Q

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

Back to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          (c) Please refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Back to Index

BB&T Corporation           Page 53          Third Quarter 2004 10-Q

Item 6. Exhibits

3(ii)	Amended and Restated Bylaws of the Registrant, effective August 24, 2004.

4	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of September 24, 2004.

10(a)	Employment Agreement, dated October 29, 2004 by and among the Registrant, Branch Banking and Trust Co. and Christopher L. Henson.

10(b)	Employment Agreement, dated October 29, 2004 by and among the Registrant, Branch Banking and Trust Co. and Ricky K. Brown.

10(c)	2004 Amendments to Amended and Restated Employment Agreement, effective July 1, 2004 by and among the Registrant, Branch Banking and Trust Co. and Kelly S. King.

11	Statement re Computation of Earnings Per Share.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

BB&T Corporation           Page 54          Third Quarter 2004 10-Q

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date: November 8, 2004	By: /s/ Scott E. Reed
Scott E. Reed, Senior Executive Vice
President and Chief Financial Officer

Date: November 8, 2004	By: /s/ Edward D. Vest
Edward D. Vest, Senior Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation           Page 55          Third Quarter 2004 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Location

3(ii)	Amended and Restated Bylaws of the Registrant, effective August 24, 2004.	Filed herewith.

4	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of September 24, 2004.	Incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed September 27, 2004.

10(a)	Employment Agreement, dated October 29, 2004 by and among the Registrant, Branch Banking and Trust Co. and Christopher L. Henson.	Incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed November 1, 2004.

10(b)	Employment Agreement, dated October 29, 2004 by and among the Registrant, Branch Banking and Trust Co. and Ricky K. Brown.	Incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K, filed November 1, 2004.

10(c)	2004 Amendments to Amended and Restated Employment Agreement, effective July 1, 2004 by and among the Registrant, Branch Banking and Trust and Kelly S. King.	Incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K, filed November 1, 2004.

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note E.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

BB&T Corporation           Page 56          Third Quarter 2004 10-Q

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Back to Index

BB&T Corporation           Page 57          Third Quarter 2004 10-Q