Form 10-K
period 2004-12-31
BB&T CORP
filed 2005-03-07
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑    NO ☐

At February 28, 2005, the Corporation had 548,455,745 shares of its Common Stock, $5 par value, outstanding. The aggregate market value of voting stock held by nonaffiliates of the Corporation is approximately $20.2 billion (based on the closing price of such stock as of June 30, 2004.)

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 26, 2005, are incorporated by reference in Part III of this report.

CROSS REFERENCE INDEX

*	The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation of Executive Officers”, “Retirement Plans” and “Compensation Committee Report on Executive Compensation” in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Security Ownership” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Compensation Committee Interlocks and Insider Participation” and “Transactions with Executive Officers and Directors” in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings “Fees to Auditors” and “Corporate Governance Matters—Audit Committee Pre-Approval Policy” in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders.

OVERVIEW AND DESCRIPTION OF BUSINESS

General

BB&T Corporation (“BB&T”, “the Company” or “the Corporation”), headquartered in Winston-Salem, North Carolina, is a bank holding company and a financial holding company providing a wide variety of banking and financial services. BB&T conducts its business operations primarily through its commercial banking subsidiaries, which have offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Indiana and Washington, D.C. In addition, BB&T offers various lending products, insurance and other financial services products nationwide through other subsidiaries.

BB&T’s principal commercial bank subsidiaries are Branch Banking and Trust Company (“Branch Bank”), Branch Banking and Trust Company of South Carolina (“BB&T-SC”), Branch Banking and Trust Company of Virginia (“BB&T-VA”) collectively the (“Subsidiary Banks”), and BB&T Bankcard Corporation. Branch Bank, BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve certain risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce net interest margins and/or the volumes and values of loans made or held as well as the value of other financial assets held; (3) general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit or other services; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged; (5) costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected; (6) expected cost savings associated with recently completed mergers may not be fully realized or realized within the expected time frame; (7) deposit attrition, customer loss or revenue loss following recently completed mergers may be greater than expected; (8) competitors of BB&T may have greater financial resources and develop products that enable such competitors to compete more successfully than BB&T; and (9) adverse changes may occur in the securities markets.

Primary Subsidiaries of BB&T Corporation

At December 31, 2004, the principal operating subsidiaries of BB&T included the following:

•	Branch Banking and Trust Company, Winston-Salem, North Carolina;

•	Branch Banking and Trust Company of South Carolina, Greenville, South Carolina;

•	Branch Banking and Trust Company of Virginia, Richmond, Virginia;

•	Regional Acceptance Corporation, Greenville, North Carolina;

•	Scott & Stringfellow, Inc., Richmond, Virginia;

•	MidAmerica Gift Certificate Company, Louisville, Kentucky;

•	Sheffield Financial Corporation, Clemmons, North Carolina;

•	BB&T Factors Corporation, High Point, North Carolina; and

•	BB&T Bankcard Corporation, Columbus, Georgia.

Branch Bank, BB&T’s largest subsidiary, operated 905 banking offices at December 31, 2004, which were primarily located in North Carolina, Georgia, Kentucky, Maryland, Florida and West Virginia. Branch Bank is the largest bank in West Virginia and, excluding home office deposits, is the second largest bank in North Carolina in terms of deposit market share. Branch Bank’s principal operating subsidiaries include:

•	BB&T Leasing Corporation, based in Charlotte, North Carolina, which provides lease financing to commercial businesses and municipal governments;

•	BB&T Investment Services, Inc., located in Charlotte, North Carolina, which offers customers nondeposit investment alternatives, including discount brokerage services, fixed-rate and variable-rate annuities, mutual funds, and government and municipal bonds;

•	BB&T Insurance Services, Inc., headquartered in Raleigh, North Carolina, offers property and casualty, life, health, employee benefits, commercial general liability, surety, title, and other insurance products through its agency network;

•	Stanley, Hunt, DuPree & Rhine Inc., with dual headquarters in Greensboro, North Carolina and Greenville, South Carolina, which offers group medical plans, insurance and investment consulting, and actuarial services;

•	Prime Rate Premium Finance Corporation, Inc., located in Florence, South Carolina, which provides insurance premium financing primarily to customers in BB&T’s principal market area;

•	Laureate Capital, LLC, located in Charlotte, North Carolina, which specializes in arranging and servicing commercial mortgage loans;

•	Lendmark Financial Services, Inc., located in Conyers, Georgia, which offers alternative consumer and mortgage loans to clients unable to meet BB&T’s normal consumer and mortgage loan underwriting guidelines;

•	CRC Insurance Services, Inc., based in Birmingham, Alabama, which is authorized to do business nationwide and was the 2nd largest wholesale insurance broker in the country with 23 offices in 14 states at December 31, 2004; and

•	McGriff, Seibels & Williams, Inc., based in Birmingham, Alabama, which is authorized to do business nationwide and specializes in providing insurance products to large commercial and energy clients, including many Fortune 500 companies.

BB&T-SC operated 98 banking offices at December 31, 2004 and is the third largest bank in South Carolina in terms of deposit market share.

BB&T-VA operated 410 banking offices at December 31, 2004 and is the second largest bank in Virginia in terms of deposit market share.

Scott & Stringfellow, Inc. (“Scott & Stringfellow”) is an investment banking and full-service brokerage firm located in Richmond, Virginia. At December 31, 2004, Scott & Stringfellow operated 41 full-service retail brokerage offices; 21 in Virginia, 12 in North Carolina, 7 in South Carolina, and 1 office in West Virginia. Scott & Stringfellow specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking, financial advisory services and debt underwriting services to a variety of regional tax-exempt issuers. Scott & Stringfellow’s investment banking and corporate and public finance areas do business as BB&T Capital Markets.

The primary services offered by BB&T’s subsidiaries include:

•	small business lending

•	commercial middle market lending

•	real estate lending

•	retail lending

•	home equity lending

•	sales finance

•	home mortgage lending

•	commercial mortgage lending

•	leasing

•	asset management

•	retail and wholesale agency insurance

•	institutional trust services

•	wealth management / private banking

•	investment brokerage services

•	capital markets services

•	factoring

•	asset-based lending

•	international banking services

•	treasury services

•	electronic payment services

•	credit and debit card services

•	consumer finance

•	payroll processing

The following table reflects BB&T’s deposit market share and branch locations by state at December 31, 2004.

Table 1

BB&T Deposit Market Share and Branch Locations by State

December 31, 2004

	% of BB&T’s Deposits (2)	Deposit Market Share Rank (2)	Number of Branches
North Carolina (1)	26%	2nd	334
Virginia	28	2nd	410
Georgia	9	6th	119
Kentucky	6	3rd	98
South Carolina	7	3rd	98
West Virginia	6	1st	81
Maryland	8	6th	125
Tennessee	2	8th	46
Florida	6	10th	91
Washington, D.C.	2	5th	8

(1)	Excludes home office deposits.
(2)	Source: SNL Financial—data as of June 30, 2004 and updated for actual and pending mergers.

In addition to the markets described in the table above, BB&T operates two branches in Alabama and one branch in Indiana. Please refer to Note 20 “Operating Segments” in the “Notes to Consolidated Financial Statements” for additional disclosures.

Executive Overview

Significant accomplishments in 2004

In the opinion of BB&T’s management, the Corporation’s most significant accomplishments during 2004 were as follows (amounts include the impact of acquisitions where applicable):

•	Performance improved compared to 2003

•	Average noninterest-bearing deposits increased 22.8%

•	Efficiency improved and internal cost control initiatives were implemented

•	BB&T reached $100 billion in assets

•	Nonperforming assets and charge-offs substantially improved

•	Households utilizing 5 or more BB&T services grew to 26.6%

•	The number of customers using online banking services increased 37.8%

•	The integration of First Virginia Banks, Inc., was substantially completed

•	BB&T acquired and completed the systems conversion of Republic Bancshares, Inc.

•	Several insurance agencies, a premium finance company and an asset management company were acquired during 2004

•	BB&T completed a successful Executive Management transition

Challenges

BB&T has grown at a rapid pace since its merger of equals with Southern National Corporation in 1995, and BB&T’s business has become more dynamic and complex in recent years. Consequently, management has annually evaluated and, as necessary, adjusted the Corporation’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity, both on a national and local market scale. The achievement of BB&T’s key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. The challenges, which in the opinion of management, are most relevant and likely to have a near term impact on performance, are presented below:

•	Building revenue momentum

•	Further improving efficiency

•	Effectively managing in a rapidly changing economic environment in BB&T’s core markets

•	Costs and risks associated with the current heightened regulatory environment

•	Restoring relative superior performance

•	Intense price competition

•	Increased global event risk

•	Dilution from mergers

Competition

The financial services industry is highly competitive and dramatic change continues to occur in all aspects of the Company’s business. The ability of nonbank financial entities to provide services previously reserved for commercial banks has intensified competition. BB&T’s subsidiaries compete actively with national, regional and local financial services providers, including banks, thrifts, securities dealers, mortgage bankers, finance companies and insurance companies. Competition among providers of financial products and services continues to increase with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchises of acquirers. For additional information concerning markets, BB&T’s competitive position and business strategies, see “Market Area” and “General Business Development” below.

Market Area

BB&T’s primary market area consists of North and South Carolina, Virginia, Maryland, Georgia, eastern Tennessee, West Virginia, Kentucky, Florida and Washington, D.C. This area’s employment base is diverse and primarily consists of manufacturing, general services, agricultural, wholesale/retail trade, technology and financial services. BB&T believes its current market area is economically strong and will support consistent growth in assets and deposits in the future. Even so, management intends to continue expanding and diversifying the BB&T franchise, although at a slower pace than in recent years. Management strongly believes that BB&T’s community bank approach to providing client service is a competitive advantage which strengthens the Corporation’s ability to enter new markets and effectively provide financial products and services to businesses and individuals in these markets.

General Business Development

BB&T is a regional financial holding company. The core of its business and franchise was created by the merger-of-equals between BB&T and Southern National Corporation in 1995 and the acquisition of United Carolina Bancshares in 1997. BB&T has maintained a long-term focus on a strategy that includes expanding and diversifying the BB&T franchise both in terms of revenues, profitability and asset size. Tangible evidence of this focus is the growth in average total assets, loans and deposits, which have increased at compound annual rates of 11.0%, 11.8%, and 10.8%, respectively, over the last five years.

Merger Strategy

BB&T’s growth in business, profitability and market share over the past several years was enhanced significantly by mergers and acquisitions. Management made a strategic decision not to pursue any bank or thrift acquisitions during 2004 or 2005, instead focusing on fully integrating recent mergers. Management intends to resume strategic mergers and acquisitions, including bank and thrift acquisitions primarily within BB&T’s existing footprint in 2006. BB&T will continue to pursue economically advantageous acquisitions of insurance agencies, asset managers and other consumer and commercial finance companies to grow existing product lines and expand into related financial businesses. BB&T’s acquisition strategy is focused on three primary objectives:

•	to pursue acquisitions of banks and thrifts in the Carolinas, Virginia, Maryland, Washington D.C., Georgia, West Virginia, Tennessee, Kentucky, and Florida with assets of $500 million or more;

•	to acquire companies in niche markets that provide products or services that can be offered through the existing distribution system to BB&T’s current customer base; and

•	to consider strategic nonbank acquisitions in new markets that are economically feasible and provide positive long-term benefits.

BB&T consummated acquisitions of 58 community banks and thrifts, 73 insurance agencies and 24 nonbank financial services providers over the last fifteen years. BB&T expects, in the long-term, to continue to take advantage of the consolidation in the financial services industry and expand and enhance its franchise through mergers and acquisitions. The consideration paid for these acquisitions may be in the form of cash, debt or BB&T stock. The amount of consideration paid to complete these transactions may be in excess of the book value of the underlying net assets acquired, which could have a dilutive effect on BB&T’s earnings. In addition, acquisitions often result in significant front-end charges against earnings; however, cost savings and revenue enhancements, especially incident to in-market bank and thrift acquisitions, are also typically anticipated.

Lending Activities

The primary goal of the BB&T lending function is to help clients achieve their financial goals by providing quality loan products that are fair to the client and profitable to the Corporation. Management believes that this purpose can best be accomplished by building strong, profitable client relationships over time, with BB&T becoming an important contributor to the prosperity and well-being of its clients. In addition to the importance placed on client knowledge and continuous involvement with clients, BB&T’s lending process incorporates the standards of a consistent company-wide credit culture and an in-depth local market knowledge. Furthermore, the Company employs strict underwriting criteria governing the degree of assumed risk and the diversity of the loan portfolio in terms of type, industry and geographical concentration. In this context, BB&T strives to meet the credit needs of businesses and consumers in its markets while pursuing a balanced strategy of loan profitability, loan growth and loan quality.

BB&T conducts the majority of its lending activities within the framework of the Corporation’s community bank operating model, with lending decisions made as close to the client as practicable.

The following table summarizes BB&T’s loan portfolio based on the regulatory classification of the portfolio, which focuses on the underlying loan collateral, and differs from internal classifications presented herein which focus on the primary purpose of the loan.

Table 2

Composition of Loan and Lease Portfolio

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Commercial, financial and agricultural loans	$7,711,876	$7,143,759	$6,975,340	$6,551,604	$6,555,831
Lease receivables	5,281,076	5,127,068	5,153,192	5,011,579	4,453,345
Real estate—construction and land development loans	8,601,112	6,477,313	5,291,719	5,334,108	4,264,275
Real estate—mortgage loans	39,257,447	36,251,269	30,023,470	25,542,288	25,239,698
Consumer loans	9,237,815	9,208,182	6,501,831	5,965,010	5,891,059

Total loans and leases held for investment	70,089,326	64,207,591	53,945,552	48,404,589	46,404,208
Loans held for sale	613,476	725,459	2,377,707	1,907,416	906,244

Total loans and leases	70,702,802	64,933,050	56,323,259	50,312,005	47,310,452
Less: unearned income	(2,540,201)	(2,627,664)	(2,805,246)	(2,868,832)	(2,483,377)

Net loans and leases	$68,162,601	$62,305,386	$53,518,013	$47,443,173	$44,827,075

BB&T’s loan portfolio is approximately 50% business and 50% retail by design, and is divided into three major categories—business, consumer and mortgage. Loans from BB&T’s specialized lending segment, as discussed in Note 20, “Operating Segments” of the “Notes to Consolidated Financial Statements,” are included in the applicable categories. BB&T lends to a diverse customer base that is substantially located within the Company’s primary market area. At the same time, the loan portfolio is geographically dispersed throughout BB&T’s branch network to mitigate concentration risk arising from local and regional economic downturns.

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

Underwriting Approach

Recognizing that the loan portfolio is a primary source of profitability, proper loan underwriting is critical to long-term financial success. BB&T’s underwriting approach is designed to define acceptable combinations of specific risk-mitigating features that ensure credit relationships conform to BB&T’s risk philosophy. Provided below is a summary of the most significant underwriting criteria used to evaluate new loans and loan renewals:

•	Cash flow and debt service coverage—cash flow adequacy is a necessary condition of creditworthiness, meaning that loans not clearly supported by a borrower’s cash flow must be justified by secondary repayment sources.

•	Secondary sources of repayment—alternative repayment funds are a significant risk-mitigating factor as long as they are liquid, can be easily accessed and provide adequate resources to supplement the primary cash flow source.

•	Value of any underlying collateral—loans are generally secured by the asset being financed. Because an analysis of the primary and secondary sources of repayment is the most important factor, collateral, unless it is liquid, does not justify loans that cannot be serviced by the borrower’s normal cash flows.

•	Overall creditworthiness of the customer, taking into account the customer’s relationships, both past and current, with other lenders—our success depends on building lasting and mutually beneficial relationships with clients, which involves assessing their financial position and background.

•	Level of equity invested in the transaction—in general, borrowers are required to contribute or invest a portion of their own funds prior to any loan advances.

Business Loan and Lease Portfolio

The business loan and lease portfolio represents the largest category of the Company’s total loan portfolio and is segmented as follows—commercial loans, generally defined as client relationships with total credit exposure above $500,000, small business loans, and leases. BB&T’s commercial lending program is generally targeted to serve small-to-middle market businesses with sales of $200 million or less. Traditionally, lending to small and mid-sized businesses has been among BB&T’s strongest markets.

Business loans are primarily originated through BB&T’s banking network. In accordance with the Corporation’s lending policy, each loan undergoes a detailed underwriting process, which incorporates BB&T’s underwriting approach, procedures and evaluations described above. In addition, the bank has adopted an internal maximum credit exposure lending limit of $215 million for a “best grade” credit, which is considerably below the Banks’ maximum legal lending limit. Commercial loans are typically priced with an interest rate tied to market indexes, such as the prime rate and the London Interbank Offered Rate (“LIBOR”). Business loans are individually monitored and reviewed for any possible deterioration in the ability of the client to repay the loan. Approximately 95% of BB&T’s commercial loans are secured by real estate, business equipment, inventories, and other types of collateral.

BB&T provides commercial leasing services through BB&T Leasing Corp. (“Leasing”), a subsidiary of Branch Bank. Leasing provides three primary products: finance or capital leases, true leases (as defined under the Internal Revenue Code) and other operating leases for vehicles, rolling stock and tangible personal property. Leasing also provides lease-related services for small to medium-sized commercial customers. In addition to the services offered by Leasing, other BB&T subsidiaries provide leases to municipalities and invest in various types of leveraged lease transactions. Substantially all of BB&T’s leases are secured.

Consumer Loan Portfolio

BB&T offers a wide variety of consumer loan products. Various types of secured and unsecured loans are marketed to qualifying existing clients and to other creditworthy candidates in BB&T’s market area. These loans are relatively homogenous and no single loan is individually significant in terms of its size and potential risk of loss. Consumer loans are subject to the same rigorous lending policies and procedures as described above for commercial loans and are underwritten with note amounts and credit limits that ensure consistency with the Corporation’s risk philosophy. In addition to its normal underwriting due diligence, BB&T uses automated “scoring systems” to help underwrite the credit risk in its consumer portfolio.

The consumer loan portfolio consists of three primary sub-portfolios—direct retail, revolving credit and sales finance. The direct retail category consists mainly of home equity loans and lines of credit, which are secured by residential real estate. It also includes installment loans and some unsecured lines of credit other than credit cards. The revolving credit category is comprised of the outstanding balances on credit cards and BB&T’s checking account overdraft protection product, Constant Credit. Such balances are generally unsecured and actively managed by BB&T Bankcard Corporation. Finally, the sales finance category primarily includes secured indirect installment loans to consumers for the purchase of automobiles. Such loans are originated through approved franchised and independent automobile dealers throughout the BB&T market area and limited adjoining states. On a very limited basis, sales finance loans are also originated through qualified non-automotive dealers for the purchase of boats, recreational vehicles and other consumer equipment. Substantially all consumer loans, excluding the revolving credit portfolio, are secured.

Mortgage Loan Portfolio

BB&T is a large originator of residential mortgage loans, with originations in 2004 totaling $10.0 billion. The bank offers various types of fixed- and adjustable-rate loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. BB&T primarily originates conforming mortgage loans. These are loans that are underwritten in accordance with the underwriting standards set forth by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). They are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing.

Risks associated with the mortgage lending function include interest rate risk, which is mitigated through the sale of substantially all conforming fixed-rate loans in the secondary mortgage market, and default risk by the borrower, which is lessened through rigorous underwriting procedures and mortgage insurance. The right to service the loans and receive servicing income is generally retained when conforming loans are sold. Management believes that the retention of mortgage servicing is a primary relationship driver in retail banking and a vital part of management’s strategy to establish profitable long-term customer relationships and offer high quality client service. Branch Bank also purchases residential mortgage loans from correspondent originators. The loans purchased from third-party originators are subject to the same underwriting and risk-management criteria as loans originated internally.

The following table presents BB&T’s total loan portfolio based upon the primary purpose of the loan, as discussed herein, rather than upon regulatory reporting classifications:

Table 3

Composition of Loan and Lease Portfolio Based on Loan Purpose

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans and leases, net of unearned income:
Commercial loans	$31,433,304	$28,500,428	$26,440,906	$23,640,612	$21,885,899
Lease receivables	2,887,663	2,677,058	2,524,058	2,318,530	2,100,712

Total commercial loans and leases	34,320,967	31,177,486	28,964,964	25,959,142	23,986,611

Sales finance	6,362,990	6,193,928	3,500,158	2,940,364	2,844,970
Revolving credit	1,276,876	1,180,480	1,050,738	951,319	863,089
Direct retail	13,932,879	12,130,101	9,400,230	8,273,829	8,336,368

Total consumer loans	21,572,745	19,504,509	13,951,126	12,165,512	12,044,427

Residential mortgage loans	12,268,889	11,623,391	10,601,923	9,318,519	8,796,037

Total loans and leases (1)	$68,162,601	$62,305,386	$53,518,013	$47,443,173	$44,827,075

(1)	Includes loans held for sale.

The following table reflects the scheduled maturities of commercial, financial and agricultural loans, as well as real estate construction loans:

Table 4

Selected Loan Maturities and Interest Sensitivity (1)

	December 31, 2004
	Commercial, Financial and Agricultural	Real Estate: Construction	Total
	(Dollars in thousands)
Fixed rate:
1 year or less (2)	$372,992	$106,230	$479,222
1-5 years	721,615	960,322	1,681,937
After 5 years	140,701	187,606	328,307

Total	1,235,308	1,254,158	2,489,466

Variable rate:
1 year or less (2)	3,190,550	3,573,903	6,764,453
1-5 years	2,844,011	3,086,143	5,930,154
After 5 years	442,007	686,908	1,128,915

Total	6,476,568	7,346,954	13,823,522

Total loans and leases (3)	$7,711,876	$8,601,112	$16,312,988

(1)	Balances include unearned income.
(2)	Includes loans due on demand.

(Dollars in thousands)
(3) The above table excludes:
(i) consumer loans	$9,237,815
(ii) real estate mortgage loans	39,257,447
(iii) loans held for sale	613,476
(iv) lease receivables	5,281,076

Total	$54,389,814

Scheduled repayments are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms. BB&T’s credit policy typically does not permit automatic renewals of loans. At the scheduled maturity date (including balloon payment date), the customer generally must request a new loan to replace the matured loan and execute a new note with rate, terms and conditions negotiated at that time.

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

The allowance for loan and lease losses is determined based on management’s best estimate of probable losses that are inherent in the portfolio at the balance sheet date. BB&T’s allowance is driven by existing conditions and observations, and reflects losses already incurred, even if not yet identifiable.

The Company determines the allowance based on an ongoing evaluation of the loan and lease portfolios. This evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. Increases to the allowance are made by charges to the provision for credit losses, which is reflected on the Consolidated Statements of Income. Loans or leases deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance.

In addition to the allowance for loan and lease losses, BB&T also estimates probable losses related to binding unfunded lending commitments. The methodology to determine such losses is inherently similar to the methodology utilized in calculating the allowance for commercial loans, adjusted for factors specific to binding commitments, including the probability of funding and exposure at funding. The reserve for unfunded lending commitments is included in accounts payable and other liabilities on the Consolidated Balance Sheets. Changes to the reserve for unfunded lending commitments are made by changes to the provision for credit losses.

Reserve Policy and Methodology

The allowance for loan and lease losses consists of (1) a component for individual loan impairment recognized and measured pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and (2) components of collective loan impairment recognized pursuant to SFAS No. 5, “Accounting for Contingencies,” including a component that is unallocated. BB&T maintains specific reserves for individually impaired loans pursuant to SFAS No. 114. A loan is impaired when, based on current information and events, it is probable that BB&T will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. On a quarterly basis, BB&T reviews all commercial lending relationships with outstanding debt of $2 million or more that have been classified as substandard or doubtful. Loans are considered impaired when the borrower does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume that the borrower will continue to pay according to contractual agreement. The amount of impairment is based on the present value of expected cash flows discounted at the loan’s effective interest rate, and/or the value of collateral adjusted for any origination costs and nonrefundable fees that existed at the time of origination.

Reserves established pursuant to the provisions of SFAS No. 5 for collective loan impairment are primarily based on historical charge-off experience using a rolling twelve quarter annualized net charge-off rate. However, historical charge-off experience may be adjusted to reflect the effects of current conditions. BB&T considers information derived from its loan risk ratings; internal observable data related to trends within the loan and lease portfolios, including credit quality, concentrations, aging of the portfolio, growth and acquisitions; volatility adjustments to reflect changes in historical net charge-off rates and changes in probabilities of default; external observable data related to industry and general economic trends; and any significant, relevant changes to BB&T’s policies and procedures. Any adjustments to historical loss experience are based on one or more sets of observable data as described above and are directionally consistent with changes in the data from period to period, taking into account the interaction of components over time. The adjusted historical loss information is applied to pools of loans grouped according to similar risk characteristics to calculate components of the allowance. In the commercial lending portfolio, each loan is assigned a “risk grade” at origination by the account officer and the assigned risk grade is subsequently reviewed and finalized through BB&T’s established loan review committee process. Loans are assigned risk grades based on an assessment of conditions that affect the borrower’s ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers’ financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. The established risk management regimen includes a review of all credit relationships with total credit exposure of $500,000 or more on an annual basis or at any point management becomes aware of information affecting the borrower’s ability to fulfill their obligations. In addition, for small business and commercial clients where total credit exposure is less than $1 million, BB&T has developed an automated loan review system to identify and proactively manage accounts with a higher risk of loss. The “score” produced by this automated system is updated monthly. All of the loan portfolios grouped in the retail lending and specialized lending categories typically employ scoring models to segment credits into groups with homogenous risk characteristics. Scoring models are validated on a periodic basis in order to ensure reliable default rate information. This information is employed to evaluate the levels of risk associated with new production as well as to assess any risk migration in the existing portfolio.

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

The following table presents an estimated allocation of the allowance for loan and lease losses at the end of each of the past five years. This table is presented based on the regulatory reporting classifications of the loans. Amounts applicable to years prior to 2002 reflect acquisitions accounted for as poolings of interests. This allocation of the allowance for loan and lease losses is calculated on an approximate basis and is not necessarily indicative of future losses or allocations. The entire amount of the allowance is available to absorb losses occurring in any category of loans and leases.

Table 5

Allocation of Allowance for Loan and Lease Losses by Category

	December 31,
	2004		2003		2002		2001		2000
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Balances at end of period applicable to:
Commercial, financial and agricultural	$116,602	10.9%	$142,293	11.0%	$150,700	12.4%	$133,238	13.0%	$120,486	13.9%
Real estate:
Construction and land development	95,925	12.2	93,924	10.0	85,525	9.4	79,443	10.6	55,874	9.0
Mortgage	403,433	56.4	381,678	56.9	332,490	57.5	234,872	54.6	199,864	55.3

Total real estate	499,358	68.6	475,602	66.9	418,015	66.9	314,315	65.2	255,738	64.3

Consumer	111,356	13.1	79,765	14.2	64,209	11.5	54,668	11.9	49,575	12.5
Lease receivables	34,600	7.4	42,440	7.9	45,173	9.2	38,098	9.9	30,702	9.3
Unallocated	43,016	—	44,837	—	45,588	—	104,099	—	121,606	—

Total	$804,932	100.0%	$784,937	100.0%	$723,685	100.0%	$644,418	100.0%	$578,107	100.0%

Investment Activities

Investment securities represent a significant portion of BB&T’s assets. BB&T’s subsidiary banks invest in securities as allowable under bank regulations. These securities include obligations of the U.S. Treasury, agencies and corporations of the U.S. government, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, bank eligible corporate obligations, including commercial paper, negotiable certificates of deposit, bankers acceptances, mutual funds and limited types of equity securities. BB&T’s bank subsidiaries may also deal in securities subject to the provisions of the Gramm-Leach-Bliley Act. Scott & Stringfellow, Inc., BB&T’s full-service brokerage and investment banking subsidiary, engages in the underwriting, trading and sales of equity and debt securities subject to the risk management policies of the Corporation.

BB&T’s investment activities are governed internally by a written, board-approved policy. The investment policy is carried out by the Corporation’s Asset / Liability Management Committee (“ALCO”), which meets regularly to review the economic environment and establish investment strategies. The ALCO also has much broader responsibilities, which are discussed in the “Market Risk Management” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Investment strategies are established by ALCO in consideration of the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Corporation. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits as prescribed by law and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

Funding Activities

Deposits are the primary source of funds for lending and investing activities, and their cost is the largest category of interest expense. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. Federal Home Loan Bank (“FHLB”) advances, other secured borrowings, Federal funds purchased and other short-term borrowed funds, as well as longer-term debt issued through the capital markets, all provide supplemental liquidity sources. BB&T’s funding activities are monitored and governed through BB&T’s overall asset/liability management process, which is further discussed in the “Market Risk Management” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. BB&T conducts its funding activities in compliance with all applicable laws and regulations. Following is a brief description of the various sources of funds used by BB&T. For further discussion relating to outstanding balances and balance fluctuations, refer to the “Deposits and Other Borrowings” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Deposits

Deposits are attracted principally from clients within BB&T’s branch network through the offering of a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money rate savings accounts, investor deposit accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) the anticipated future economic conditions and interest rates. Client deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other BB&T services.

The following table provides information regarding the scheduled maturities of time deposits that are $100,000 and greater at December 31, 2004:

Table 6

Scheduled Maturities of Time Deposits $100,000 and Greater

December 31, 2004

(Dollars in thousands)

Maturity Schedule
Three months or less	$3,720,936
Over three through six months	1,254,801
Over six through twelve months	1,622,068
Over twelve months	3,483,934

Total	$10,081,739

Borrowed Funds

BB&T’s ability to borrow funds from nondeposit sources provides additional flexibility in meeting the liquidity needs of customers and the Company. Short-term borrowings include Federal funds purchased, securities sold under repurchase agreements, master notes, short-term FHLB advances, and U.S. Treasury tax and loan depository note accounts. See Note 9 “Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Short-Term Borrowed Funds” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to these types of borrowings.

BB&T also utilizes longer-term borrowings when management determines that the pricing and maturity options available through these sources create cost-effective options for funding asset growth and satisfying capital needs. BB&T’s long-term borrowings include long-term FHLB advances to the Subsidiary Banks, subordinated debt issued by BB&T Corporation and Branch Bank, junior subordinated debt underlying trust preferred securities and capital leases. See Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to long-term borrowings.

Employees

At December 31, 2004, BB&T had approximately 26,100 full-time equivalent employees compared to approximately 26,300 full-time equivalent employees at December 31, 2003.

Properties

BB&T and its significant subsidiaries occupy headquarters offices that are either owned or operated under long-term leases, and also own free-standing operations centers, with its primary operations and information technology center located in Wilson, North Carolina. BB&T also owns or leases significant office space used as the Corporation’s headquarters in Winston-Salem, North Carolina. At December 31, 2004, BB&T’s subsidiary banks operated 1,413 branch offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Indiana and Washington, D.C. BB&T also operates numerous insurance agencies and other businesses that occupy facilities. Office locations are variously owned or leased. Management believes that the premises occupied by BB&T and its subsidiaries are well-located and suitably equipped to serve as financial services facilities. See Note 6 “Premises and Equipment” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to BB&T’s properties and other fixed assets.

Executive Officers of BB&T

The following table lists the members of BB&T’s executive management team as of December 31, 2004:

Name of Executive Officer	Title	Years of Service	Age
John A. Allison, IV	Chairman and Chief Executive Officer	34	56
Ricky K. Brown	Senior Executive Vice President and Manager of Banking Network	27	49
W. Kendall Chalk	Senior Executive Vice President and Chief Credit Officer	30	59
Barbara F. Duck	Senior Executive Vice President and Production and Risk Manager	17	38
Robert E. Greene	President of Branch Banking and Trust Company and Senior Executive Vice President for Administrative Services	32	54
Christopher L. Henson	Senior Executive Vice President and Assistant Chief Financial Officer	20	43
Kelly S. King	Chief Operating Officer	33	56
Scott E. Reed	Senior Executive Vice President and Chief Financial Officer	33	56
Steven B. Wiggs	Senior Executive Vice President and Chief Marketing Officer	26	47
C. Leon Wilson	Senior Executive Vice President and Operations Division Manager	28	49

Web Site Access to BB&T’s Filings with the Securities and Exchange Commission

All BB&T’s electronic filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available at no cost on the Corporation’s web site, www.BBandT.com, through the Investor Relations link as soon as reasonably practicable after BB&T files such material with, or furnishes it to, the SEC. BB&T’s SEC filings are also available through the SEC’s web site at www.sec.gov.

REGULATORY CONSIDERATIONS

General

As a bank holding company and a financial holding company under federal law, BB&T is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the “BHCA”) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As state-chartered commercial banks, Branch Bank, BB&T-SC and BB&T-VA are subject to regulation, supervision and examination by state bank regulatory authorities in their respective home states. These authorities include the North Carolina Commissioner of Banks, in the case of Branch Bank, the South Carolina Commissioner of Banking, in the case of BB&T-SC, and the Virginia State Corporation Commission’s Bureau of Financial Institutions, in the case of BB&T-VA. In addition, BB&T Bankcard Corporation is a special-purpose Georgia bank, subject to regulation, supervision and examination by the Georgia Department of Banking and Finance. Branch Bank, BB&T-SC, BB&T-VA and BB&T Bankcard Corporation are collectively referred to as the “Banks.” Each of the Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). State and Federal law also govern the activities in which the Banks engage, the investments they make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Banks’ operations.

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

The earnings of BB&T’s subsidiaries, and therefore the earnings of BB&T, are affected by general economic conditions, management policies, changes in state and federal laws and regulations and actions of various regulatory authorities, including those referred to above. Proposals to change the laws and regulations to which BB&T is subject are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and the impact such changes might have on BB&T and its subsidiaries are impossible to determine with any certainty. The following description summarizes the significant state and federal laws to which BB&T and the Banks currently are subject. To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions.

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

Most of the financial activities that are permissible for financial holding companies are also permissible for a “financial subsidiary” of one or more of the Banks, except for insurance underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, which must be conducted in a financial holding company. In order for these financial activities to be engaged in by a financial subsidiary of a bank, federal law requires the parent bank (and its sister-bank affiliates) to be well- capitalized and well-managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

Current federal law also establishes a system of functional regulation under which the Federal Reserve Board is the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the Securities and Exchange Commission for securities affiliates and state insurance regulators for insurance affiliates. Certain specific activities, including traditional bank trust and fiduciary activities, may be conducted in the bank without the bank being deemed a “broker” or a “dealer” in securities for purposes of functional regulation. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain identifiable areas.

Acquisitions

As an active acquirer, BB&T complies with numerous laws related to its acquisition activity. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states have opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years; and subject to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law.

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

There also are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit financial resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of Federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund (“SAIF”) or the Bank Insurance Fund (“BIF”) as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the SAIF or the BIF or both. The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institution.

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

Payment of Dividends

BB&T is a legal entity separate and distinct from its subsidiaries. The majority of BB&T’s revenue is from dividends paid to BB&T by the Banks. The Banks are subject to laws and regulations that limit the amount of dividends they can pay. In addition, both BB&T and its Banks are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action regulations summarized elsewhere in this section. Federal banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. North Carolina and Virginia laws state that, subject to certain capital requirements, the board of directors of a bank chartered under their laws may declare a dividend of as much of that bank’s undivided profits as the directors deem expedient. South Carolina allows for the payment of dividends by a state-chartered bank with the prior approval of the Commissioner of Banking. BB&T does not expect that any of these laws, regulations or policies will materially affect the ability of the Banks to pay dividends. During the year ended December 31, 2004, the Banks declared $977.1 million in dividends payable to BB&T. At December 31, 2004, subject to restrictions imposed by state law, the Boards of Directors of the Banks could have declared dividends from their retained earnings up to $2.9 billion; however, to remain well-capitalized under federal guidelines, the Banks would have limited total additional dividends to $1.3 billion.

Capital

Each of the federal banking agencies, including the Federal Reserve Board and the FDIC, have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise, including bank holding companies and banks. Under the risk-based capital requirements, BB&T and the Banks are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common shareholders’ equity excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments. This is called “Tier 1 capital.” The remainder may consist of qualifying subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for credit losses. This is called “Tier 2 capital.” Tier 1 capital and Tier 2 capital combined are referred to as total regulatory capital.

The Federal Reserve requires bank holding companies that engage in trading activities to adjust their risk-based capital ratios to take into consideration market risks that may result from movements in market prices of covered trading positions in trading accounts, or from foreign exchange or commodity positions, whether or not in trading accounts, including changes in interest rates, equity prices, foreign exchange rates or commodity prices. Any capital required to be maintained under these provisions may consist of a new “Tier 3 capital” consisting of forms of short-term subordinated debt.

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

In addition, each of the Federal Reserve Board and the FDIC has adopted risk-based capital standards that explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by each agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy. The agencies also require banks and bank holding companies to adjust their regulatory capital to take into considerations the risk associated with certain recourse obligations, direct credit subsidies, residual interest and other positions in securitized transactions that expose banking organizations to credit risk.

The ratios of Tier 1 capital, total capital to risk-adjusted assets, and the leverage capital ratios of BB&T and the Subsidiary Banks as of December 31, 2004, are shown in the following table.

Table 7

Capital Adequacy Ratios of BB&T Corporation and Principal Banking Subsidiaries

December 31, 2004

	Regulatory Minimums	Regulatory Minimums to be Well- Capitalized	BB&T	Branch Bank	BB&T- SC	BB&T- VA
Risk-based capital ratios:
Tier 1 capital (1)	4.0%	6.0%	9.2%	10.0%	10.2%	12.2%
Total risk-based capital (2)	8.0	10.0	14.5	11.5	11.5	13.2
Tier 1 leverage ratio (3)	3.0	5.0	7.1	7.5	8.4	7.8

(1)	Common shareholders’ equity excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(2)	The sum of Tier 1 capital, a qualifying portion of the allowance for credit losses, qualifying subordinated debt and qualifying unrealized gains on available for sale equity securities; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(3)	Tier 1 capital computed as a percentage of fourth quarter average assets less nonqualifying intangibles and certain nonfinancial equity investments.

The federal banking agencies, including the Federal Reserve Board and the FDIC, are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. The law establishes five capital categories for insured depository institutions for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well-capitalized” under these standards, an institution must maintain a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 6% or greater; a leverage capital ratio of 5% or greater; and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. BB&T and each of the Banks are classified as “well-capitalized.” Federal law also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements can also cause an institution to be directed to raise additional capital. Federal law also mandates that the agencies adopt safety and soundness standards relating generally to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines can subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

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

The FDIC imposes a risk-based deposit premium assessment system, based in part on an insured institution’s capital classification under the prompt corrective action provisions, and whether that institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The assessments are set forth in schedules issued by the FDIC that specify, at semi-annual intervals, target reserve ratios designed to maintain the reserve ratio of each of the funds at 1.25% of their estimated insured deposits. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of assessable deposits, depending on the institution’s capital position and other supervisory factors. In addition, both SAIF-insured and BIF-insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2004, the FDIC assessed BIF-insured and SAIF-insured deposits 1.46 basis points per $100 of deposits to cover those obligations. At December 31, 2004, BB&T’s assessment was limited to that 1.46 basis point obligation.

Consumer Protection Laws

In connection with their lending and leasing activities, the Banks are each subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement Procedures Act, and state law counterparts.

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

The CRA requires the Banks’ primary federal bank regulatory agency, in this case the FDIC, to assess the bank’s record in meeting the credit needs of the communities served by each Bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. The CRA record of each subsidiary bank of a financial holding company, such as BB&T, also is assessed by the Federal Reserve in connection with any acquisition or merger application.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as BB&T, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws.

The American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (“the Act”) was signed into law by the President on October 22, 2004. The Act includes a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Under the provisions of the Act, BB&T would receive a tax deduction of 85% of certain foreign earnings if repatriated during 2005 pursuant to a domestic reinvestment plan. BB&T is currently evaluating the potential income tax effects of these provisions. Upon the completion of such evaluation, BB&T expects to make a determination concerning repatriation of these foreign earnings.

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

BB&T intends to disclose any substantive amendments or waivers to the Code of Ethics for Directors or Senior Financial Officers on our web site at www.BBandT.com/Investor.

NYSE Certification

The annual certification of BB&T’s Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was previously filed with the New York Stock Exchange on May 18, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and consolidated results of operations of BB&T Corporation and subsidiaries (“BB&T” or the “Corporation”) for each of the three years in the period ended December 31, 2004, and related financial information, are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of BB&T’s 2004 performance.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the 2004 presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Mergers and Acquisitions Completed During 2004

During 2004, BB&T completed the following mergers and acquisitions.

On February 1, 2004, BB&T Insurance Services completed its acquisition of McGriff, Seibels & Williams, Inc., of Birmingham, Alabama (“McGriff”). BB&T issued 8.2 million shares of common stock valued at $300.5 million and paid $50 million in cash to complete the acquisition. The transaction also allows for an additional payment to McGriff’s shareholders of up to $127.9 million in cash over a five-year period if McGriff’s performance exceeds certain targets. BB&T recorded $396.0 million in goodwill and other intangible assets in connection with the acquisition, including subsequent reallocations of purchase price.

On April 14, 2004, BB&T completed its acquisition of Republic Bancshares Inc. (“Republic”), headquartered in St. Petersburg, Florida. BB&T issued 6.5 million shares of common stock valued at $262.3 million and paid $171.1 million in cash in exchange for all of the outstanding common shares of Republic. Republic’s assets totaled $2.9 billion at the time of acquisition and BB&T recorded $260.5 million in goodwill and other intangible assets in connection with the acquisition, including subsequent reallocations of purchase price.

In addition to the mergers and acquisitions noted above, BB&T acquired a number of nonbank financial services companies and insurance agencies during 2004, all of which were immaterial in relation to the consolidated results of BB&T. See Note 2. “Business Combinations” in the “Notes to Consolidated Financial Statements” for further information regarding mergers and acquisitions.

Pending Mergers

On February 16, 2005, BB&T announced plans to acquire a 70% ownership interest in Charlotte, North Carolina-based Sterling Capital Management LLC, a provider of investment management services with more than $8.0 billion in assets under management. Pending regulatory approval, the transaction is expected to be completed in the second quarter of 2005.

Critical Accounting Policies

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses and reserve for unfunded lending commitments, valuation of mortgage servicing rights, intangible assets associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes.

Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements”.

The following is a summary of BB&T’s critical accounting policies that are highly dependent on estimates, assumptions and judgments. These critical accounting policies are reviewed with the Audit Committee of BB&T’s Corporate Board of Directors on a periodic basis.

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

It is the policy of BB&T to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that equals management’s best estimate of probable credit losses that are inherent in the portfolio at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, plans for problem loan and lease administration, the results of regulatory examinations, and changes in the size, composition and risk assessment of the loan and lease portfolio. Also included in management’s estimates for loan and lease losses are considerations with respect to the impact of current economic events, the outcome of which is uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology utilized in calculating the allowance for loans and leases adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. A detailed discussion of the methodology used in determining the allowance for loan and lease losses and the reserve for unfunded lending commitments is included in the “Overview and Description of Business—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”

Valuation of Mortgage Servicing Rights

BB&T has a significant mortgage loan servicing portfolio and related mortgage servicing rights. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans acquired or originated by BB&T. The methodology used to determine the fair value of mortgage servicing rights is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. The value of mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. BB&T amortizes mortgage servicing rights over the estimated period that servicing income is expected to be received based on projections of the amount and timing of estimated future cash flows. The amount and timing of servicing asset amortization is updated based on actual results and updated projections. Please refer to Note 8 “Loan Servicing” in the “Notes to Consolidated Financial Statements” for quantitative disclosures reflecting the effect that changes in management’s assumptions would have on the fair value of mortgage servicing rights.

Intangible Assets

BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BB&T’s mergers and acquisitions are accounted for using the purchase method of accounting. Under the purchase method, BB&T is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. These estimates also include the establishment of various accruals and allowances based on planned facility dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. Please refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for a description of our impairment testing process. The major assumptions used in the impairment testing process include the estimated future cash flows of each business unit and discount rates. Discount rates are unique to each business unit and based upon the cost of capital specific to the industry in which the business unit operates. Management has evaluated the effect of lowering the estimated future cash flows or increasing the discount rate for each business unit by 10% and determined that no impairment of goodwill would have been recognized under this evaluation.

Pension and Postretirement Benefit Obligations

BB&T offers various pension plans and postretirement benefit plans to employees. The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. Please refer to Note 13 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to BB&T’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

Income Taxes

The calculation of BB&T’s income tax provision is complex and requires the use of estimates and judgments. As part of the Company’s analysis and implementation of business strategies, consideration is given to the tax laws and regulations that apply to the specific facts and circumstances for any transaction under evaluation. This analysis includes the amount and timing of the realization of income tax liabilities or benefits. Management closely monitors tax developments in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments utilized in determining the income tax provision and records adjustments as necessary.

Analysis of Financial Condition

A summary of the more significant fluctuations in balance sheet accounts is presented below.

For the year ended December 31, 2004, BB&T’s average assets totaled $96.3 billion, an increase of $10.9 billion, or 12.8%, compared to the 2003 average primarily reflecting growth in average loans and leases. Average loans and leases for 2004 were up $8.3 billion, or 14.3%, from 2003. The primary components of the growth in average loans and leases were consumer loans, which increased $4.0 billion, or 23.8%; commercial loans and leases, which increased $3.1 billion, or 10.2%; and mortgage loans, which increased $1.2 billion, or 10.9%. Total earning assets averaged $84.9 billion in 2004, an increase of $9.5 billion, or 12.6%, compared to 2003. These averages and growth rates include the effects of acquisitions.

BB&T’s average deposits totaled $64.8 billion, reflecting growth of $7.9 billion, or 13.8%, compared to 2003. The categories of deposits with the highest growth rates were: money rate savings, which increased $3.7 billion, or 20.2%; noninterest-bearing deposits, which increased $2.2 billion, or 22.8%; and savings and interest checking, which increased $892.8 million, or 22.9%.

Shorter-term borrowings include Federal funds purchased, securities sold under repurchase agreements, master notes, short-term bank notes and short-term Federal Home Loan Bank (“FHLB”) advances. Average shorter-term borrowings totaled $6.6 billion for the year ended December 31, 2004, an increase of $1.4 billion, or 28.2%, from the 2003 average. BB&T has also utilized long-term debt for a significant portion of its funding needs. Long-term debt includes FHLB advances, other secured borrowings by Subsidiary Banks and subordinated debt issued by the Corporation and Branch Bank. Average long-term debt totaled $10.9 billion for the year ended December 31, 2004, down $824.1 million, or 7.0%, compared to 2003.

The compound annual rate of growth in average total assets for the five-year period ended December 31, 2004, was 11.0%. Over the same five-year period, average loans and leases increased at a compound annual rate of 11.8%, average securities increased at a compound annual rate of 4.2%, and average deposits grew at a compound annual rate of 10.8%. All balance sheet growth rates referred to include the effect of acquisitions accounted for as purchases, as well as internal growth.

For more detailed discussions concerning the causes of these fluctuations, please refer to the sections that follow.

Securities

The securities portfolios provide earnings and liquidity, and are managed as part of the overall asset and liability management process to optimize net interest income and reduce exposure to interest rate risk. Management has historically emphasized investments with durations of five years or less to provide flexibility in managing the balance sheet in changing interest rate environments. Total securities increased 17.5% in 2004, to a total of $19.2 billion at the end of the year. The quality of the investment portfolio continues to be strong with 66.6% of the total portfolio’s fair market value at December 31, 2004 comprised of U.S. Treasury securities and U.S. government entity securities, excluding mortgage-backed securities. The combined duration of the U.S. Treasury and U.S. government entity portfolios was 3.23 years and 3.19 years at December 31, 2004 and 2003, respectively. Mortgage-backed securities composed 23.6% of the total investment portfolio at year-end 2004. The duration of the mortgage-backed securities was 2.78 years at December 31, 2004 compared to 2.71 years at December 31, 2003. The duration of the total portfolio at December 31, 2004 was 3.13 years compared to 3.19 years at December 31, 2003.

The following table provides information regarding the composition of BB&T’s securities portfolio for the years presented:

Table 8

Composition of Securities Portfolio

	December 31, 2004
	2004	2003	2002
	(Dollars in thousands)
Trading securities (at estimated fair value):	$334,256	$693,819	$148,488

Securities held to maturity (at amortized cost):
U.S. Treasuries	125	60,122	51,088
U.S. government entities	—	—	4,435

Total securities held to maturity	125	60,122	55,523

Securities available for sale (at estimated fair value):
U.S. Treasuries	122,455	142,758	100,453
U.S. government entities	12,640,065	12,108,472	11,459,961
States and political subdivisions	784,379	945,988	912,598
Mortgage-backed securities	4,530,426	1,549,524	3,869,037
Equity and other securities	760,871	816,212	1,257,428

Total securities available for sale	18,838,196	15,562,954	17,599,477

Total securities	$19,172,577	$16,316,895	$17,803,488

At December 31, 2004, trading securities reflected on BB&T’s Consolidated Balance Sheets totaled $334.3 million compared to $693.8 million at December 31, 2003. The decrease in trading securities primarily resulted from management’s decision to liquidate a portion of the trading portfolio being used as an economic risk management strategy in connection with BB&T’s mortgage servicing rights. In addition, approximately half of the trading portfolio is held by BB&T’s full-service brokerage subsidiary as a normal part of its operations and, as a result, is subject to significant fluctuations. Market valuation gains and losses in the trading portfolio are reflected in current earnings.

Securities held to maturity are composed of investments in U.S. Treasury securities and made up less than 1% of the total portfolio at December 31, 2004. Securities held to maturity are carried at amortized cost and totaled $125 thousand at December 31, 2004, compared to $60.1 million outstanding at the end of 2003. This decrease resulted primarily from the maturity of these securities and the decision to classify the reinvestment of the proceeds as trading securities. Unrealized market valuation gains and losses on securities in the Corporation’s held-to-maturity category affect neither earnings nor shareholders’ equity.

Securities available for sale totaled $18.8 billion at year-end 2004 and are carried at estimated fair value. Securities available for sale at year-end 2003 totaled $15.6 billion. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity, net of deferred income taxes. The available-for-sale portfolio is primarily composed of investments in U.S. government entities and mortgage-backed securities, which composed 91.8% of the portfolio. This portfolio also contains investments in U.S. Treasury securities, which represented less than 1% of the December 31, 2004 balance, obligations of states and municipalities, which represented 4.2% of the available-for-sale portfolio, and equity and other securities, which made up 4.0% of the available-for-sale portfolio.

The $3.3 billion increase in securities available for sale was the result of a combination of factors including the securitization of approximately $1.0 billion in mortgage loans, the acquisition of Republic and the investment of funds generated by strong deposit growth. During the year ended December 31, 2004, BB&T sold $2.3 billion of available-for-sale securities and realized net gains totaling $6.1 million.

The following table presents BB&T’s securities portfolio at December 31, 2004, segregated by major category with ranges of maturities and average yields disclosed.

Table 9

Securities Maturities and Yields

	December 31, 2004
	Carrying Value	Weighted Average Yield (3)
	(Dollars in thousands)
U.S. Treasuries and U.S. government entities (1):
Within one year	$1,756,803	3.68%
One to five years	6,795,893	3.23
Five to ten years	4,601,552	4.03
After ten years	4,138,823	4.45

Total	17,293,071	3.78

Obligations of states and political subdivisions:
Within one year	76,304	5.17
One to five years	372,931	5.86
Five to ten years	219,060	6.96
After ten years	116,084	7.25

Total	784,379	6.30

Other securities:
Within one year	25	7.45
One to five years	7,653	3.48
Five to ten years	182,230	4.88
After ten years	16,396	5.69

Total	206,304	4.89

Trading securities and securities with no stated maturity (2)	888,823	2.53

Total securities (4)	$19,172,577	3.83%

(1)	Included in U.S. Treasuries and U.S. government entities are mortgage-backed securities totaling $4.5 billion classified as available for sale and carried at estimated fair value. These securities are included in each of the maturity categories based upon final stated maturity dates. The original contractual lives of these securities range from five to 30 years; however, the weighted average maturity is substantially shorter because of the monthly return of principal on certain securities.

(2)	Trading securities and securities with no stated maturity include equity investments which totaled $554.5 million and trading securities which totaled $334.3 million.
(3)	Yields on tax-exempt securities are calculated on a taxable-equivalent basis using the statutory federal income tax rate of 35%. Yields for available for sale securities are calculated based on the amortized cost of the securities.
(4)	Includes securities held to maturity of $125 thousand carried at amortized cost and securities available for sale and trading securities carried at estimated fair values of $18.8 billion and $334.3 million, respectively.

The available-for-sale portfolio comprised 98.3% of total securities at December 31, 2004. Management believes that the high concentration of securities in the available-for-sale portfolio allows flexibility in the day-to-day management of the overall investment portfolio, consistent with the objective of optimizing profitability and mitigating interest rate risk.

The market value of the available-for-sale portfolio at year-end 2004 was $139.5 million lower than the amortized cost of these securities. At December 31, 2004, BB&T’s available-for-sale portfolio had net unrealized depreciation, net of deferred income taxes, of $87.5 million, which is reported as a component of shareholders’ equity. At December 31, 2003, the available-for-sale portfolio had net unrealized appreciation of $11.4 million, net of deferred income taxes.

On December 31, 2004, BB&T held certain investments having continuous unrealized loss positions for more than 12 months totaling $131.0 million. The vast majority of these investments were in U.S. government entity securities and it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because BB&T has the ability to hold these investments until a recovery of fair value, which may be maturity, BB&T has not recognized any other-than-temporary impairment in connection with these investments.

The fully taxable equivalent (“FTE”) yield on the total securities portfolio was 4.05% for the year ended December 31, 2004, compared to 4.81% for the prior year. The decrease in FTE yield resulted principally from the prolonged historically low interest rate environment and purchases of lower-yielding securities. As BB&T’s higher-yielding securities matured or were called or were rapidly prepaid, in the case of mortgage-backed securities, the resulting cash flows were reinvested in lower-yielding securities paying then-current market interest rates. The yield on U.S. Treasuries and U.S. government entities decreased from 4.65% in 2003 to 3.88% in 2004, while the yield on mortgage-backed securities decreased from 5.09% to 4.52% and the FTE yield on state and municipal securities decreased from 6.83% last year to 6.51% in the current year.

Loans and Leases

Management emphasizes commercial lending to small and medium-sized businesses, consumer lending and mortgage lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. The various categories of loan products offered by BB&T are discussed under “Lending Activities” in the “Overview and Description of Business” section herein. BB&T is a full-service lender with approximately one-half of its loan portfolio composed of loans to businesses and one-half composed of loans to individual consumers. Average commercial loans, including lease receivables, increased $3.1 billion, or 10.2%, in 2004 as compared to 2003, and now compose 50.0% of the loan portfolio, compared to 51.8% in 2003. Average consumer loans, which include sales finance, revolving credit and direct retail, increased $4.0 billion, or 23.8%, for the year ended December 31, 2004 as compared to the same period in 2003, and compose 31.1% of average loans, compared to 28.7% in 2003. Average mortgage loans increased $1.2 billion, or 10.9%, in 2004 as compared to 2003, and represented the remaining 18.9% of average total loans for 2004, compared to 19.5% a year ago. BB&T is a large originator of residential mortgage loans, with 2004 originations of $10.0 billion. To improve the overall yield of the loan portfolio and to mitigate interest rate risk, BB&T sells most of its fixed-rate mortgage loans in the secondary market. However, in late 2003, BB&T began retaining a portion of the originated mortgage loans as part of a balance sheet restructuring initiative. The total amount of fixed-rate mortgage loans retained pursuant to this initiative was approximately $3.6 billion. At December 31, 2004, BB&T was servicing $24.5 billion in residential mortgages owned by third parties and $13.4 billion of mortgage loans owned by BB&T, including $1.1 billion classified as securities available for sale.

BB&T’s loan portfolio, excluding loans held for sale, increased $6.0 billion, or 9.7%, as compared to 2003. Average total loans and leases for 2004 increased $8.3 billion, or 14.3%, compared to 2003. In addition to strong internal loan growth, these increases were aided by the addition of loans held by Republic, which was acquired on April 14, 2004, and had loans of $1.7 billion. During the third quarter of 2004, BB&T securitized $1.0 billion in residential mortgage loans and transferred the related mortgage-backed securities to the available-for-sale securities portfolio. The securitization was undertaken to rebalance the loan portfolio which had grown significantly as a result of strong mortgage loan originations over the last two years and the retention of approximately $3.6 billion in fixed-rate mortgage loans.

While the mix of the consolidated loan portfolio in 2004 was very similar to that of one year ago, the fluctuation reflects certain trends in the composition of the loan portfolio caused by improving general economic conditions across BB&T’s footprint and the mortgage loan securitization mentioned earlier. During 2004, commercial loan activity in the markets served by BB&T improved. BB&T expects these positive trends to continue into 2005 as BB&T’s commercial customers utilize liquid assets accumulated in recent years and their needs for funds increase.

The pace of commercial loan growth during 2004 was complemented by stronger trends in the consumer loan portfolio. During the past two years, the low interest rate environment combined with appreciating home values and the purchase of First Virginia has led to more advances under home equity and revolving lines of credit, and the resulting increase in average direct retail loans, which were up $2.5 billion, or 23.5%, compared to the average balance in 2003. Average sales finance loans increased $1.3 billion, or 27.3%, from the prior year primarily as a result of the purchase of First Virginia, which had a loan portfolio concentrated in sales finance. However, sales finance loans were up only $169.1 million, or 2.7%, at December 31, 2004 compared to year-end 2003. Following the merger, BB&T began to reposition the sales finance portfolio by ceasing origination of certain components of the First Virginia business, in particular the segment with very high quality but low-priced loans, which management views as having a lower risk-adjusted return than the existing BB&T portfolio. Furthermore, management believes that such loans do not fit the potential niches and pricing goals of automobile dealers serviced by BB&T. In addition, during 2004, the sales finance business continued to be highly competitive as many finance subsidiaries of automobile manufacturers were offering large financing discounts and rebates to consumers. Based on current market conditions, historical results and projected portfolio liquidation, BB&T expects slow growth in the sales finance loan portfolio.

Mortgage loans comprised 18.0% of the loan portfolio at December 31, 2004 compared to 18.7% at the end of 2003. Management views mortgage loans as excellent long-term investments due to their lower credit risk, liquidity characteristics and current favorable spreads versus U.S. Treasury securities, and believes originating and servicing mortgage loans is an integral part of BB&T’s relationship-based credit culture. The decrease in the percentage of mortgage loans in the total loan portfolio was the result of slower mortgage origination activity compared to 2003 when interest rates were at historically low levels, the growth in commercial and consumer loans, and the securitization of $1.0 billion of mortgage loans. During 2004, BB&T securitized approximately $1.0 billion in residential mortgage loans and transferred the related mortgage-backed securities to the available-for-sale securities portfolio. The securitization was undertaken to rebalance the loan portfolio which had grown significantly as a result of strong mortgage loan originations over the last two years and the retention, rather than sale, of approximately $3.6 billion in fixed-rate mortgage loans as part of a balance sheet restructuring largely completed during 2003.

The average annualized FTE yields on commercial, consumer and mortgage loans for 2004 were 5.41%, 6.79% and 5.57%, respectively, resulting in a yield for the total loan portfolio of 5.87%, compared to 6.06% for the total portfolio in 2003. The 19 basis point decrease in the average yield on loans resulted primarily from the runoff of higher-yielding fixed-rate loans and leases and more intense competition in loan pricing. During the second half of 2004, the Federal Reserve started to gradually increase the intended Federal funds rate in response to an increase in economic activity. As a result of the Federal Reserve Board’s actions, the prime rate, which is the basis for pricing many commercial and consumer loans, was 5.25% at year-end 2004, compared to 4.00% at both year-end 2003 and during the first half of 2004. Therefore, as loans gradually reprice at higher rates or mature and are replaced with higher-yielding loans, the annualized interest yield of the loan portfolio is expected to increase. Evidence of this trend is visible from the changes in the quarterly annualized interest yield of the loan portfolio, which improved from its low of 5.72% during the second quarter to 6.00% during the fourth quarter of 2004.

Asset Quality and Credit Risk Management

BB&T utilizes the following general practices to manage credit risk:

•	limiting the amount of credit that individual lenders may extend;

•	establishing a process for credit approval accountability;

•	careful initial underwriting and analysis of borrower, transaction, market and collateral risks;

•	ongoing servicing of individual loans and lending relationships;

•	continuous monitoring of the portfolio, market dynamics and the economy; and

•	periodically reevaluating the Company’s strategy and overall exposure as economic, market and other relevant conditions change.

BB&T’s lending strategy, which focuses on relationship-based lending within our markets and smaller individual loan balances, continues to produce excellent credit quality. As measured by relative levels of nonperforming assets and net charge-offs, BB&T’s asset quality has remained significantly better than published industry averages.

Asset Quality

The following table summarizes asset quality information for BB&T for the past five years.

Table 10

Asset Quality

	December 31,
	2004		2003		2002		2001		2000
	(Dollars in thousands)
Nonaccrual loans and leases	$268,636		$350,440		$374,842		$316,607		$180,638
Restructured loans	555		592		175		—		492
Foreclosed property	88,903		96,070		76,647		56,964		55,199

Nonperforming assets	$358,094		$447,102		$451,664		$373,571		$236,329

Loans 90 days or more past due and still accruing	$100,170		$116,758		$115,047		$101,778		$81,629

Asset Quality Ratios: (1)
Nonaccrual and restructured loans and leases as a percentage of loans and leases	.39%		.56%		.70%		.67%		.40%
Nonperforming assets as a percentage of:
Total assets	.36		.49		.56		.53		.36
Loans and leases plus foreclosed property	.52		.72		.84		.79		.53
Net charge-offs as a percentage of average loans and leases	.36		.43		.48		.40		.27
Allowance for loan and lease losses as a percentage of loans and leases	1.18		1.26		1.35		1.36		1.29
Allowance for loan and lease losses as a percentage of loans and leases held for investment	1.19		1.27		1.42		1.42		1.32
Ratio of allowance for loan and leases to:
Net charge-offs	3.42	x	3.17	x	2.94	x	3.44	x	5.13	x
Nonaccrual and restructured loans and leases	2.99		2.24		1.93		2.04		3.19

NOTE: (1)	Items referring to loans and leases are net of unearned income and, except for loans and leases held for investment, include loans held for sale.

During 2004, BB&T’s credit quality continued to improve. The improving economic conditions combined with BB&T’s careful loan underwriting process and active monitoring of past due loans resulted in a reduction in total nonperforming assets and relative levels of nonperforming assets and net charge-offs, the second year of these trends.

The following table summarizes nonperforming assets and past due loans by loan type for the past three years.

Table 11

Summary of Nonperforming Assets and Past Due Loans

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans and leases
Commercial loans and leases	$143,420	$219,558	$251,428
Direct retail	46,187	50,085	39,565
Sales finance	14,670	13,082	7,948
Revolving credit	349	342	243
Mortgage	64,010	67,373	75,658

Total nonaccrual loans and leases	$268,636	$350,440	$374,842

Foreclosed real estate	$69,324	$78,964	$55,448
Other foreclosed assets	19,579	17,106	21,199
Restructured loans	555	592	175

Total nonperforming assets	$358,094	$447,102	$451,664

Nonaccrual loans and leases as a percentage of total loans and leases
Commercial loans and leases	.21%	.35%	.47%
Direct retail	.07	.08	.07
Sales finance	.02	.02	.01
Revolving credit	—	—	—
Mortgage	.09	.11	.15

Total nonaccrual loans and leases as a percentage of loans and leases	.39%	.56%	.70%

Loans 90 days or more past due and still accruing interest
Commercial loans and leases	$9,986	$17,759	$20,386
Direct retail	19,917	25,695	34,386
Sales finance	21,205	27,863	15,800
Revolving credit	4,837	5,601	6,089
Mortgage	44,225	39,840	38,386

Total loans 90 days or more past due and still accruing interest	$100,170	$116,758	$115,047

Total loans 90 days or more past due and still accruing interest as a percentage of total loans and leases
Commercial loans and leases	.01%	.04%	.04%
Direct retail	.03	.04	.06
Sales finance	.03	.04	.03
Revolving credit	.01	.01	.01
Mortgage	.07	.06	.07

Total loans 90 days or more past due and still accruing interest as a percentage of total loans and leases	.15%	.19%	.21%

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

The allowance for loan and lease losses and the reserve for unfunded lending commitments compose BB&T’s allowance for credit losses. The allowance for credit losses totaled $828.3 million at December 31, 2004, compared to $793.4 million at the end of 2003, an increase of 4.4%. The allowance for loan and lease losses, as a percentage of loans and leases, was 1.18% at December 31, 2004, compared to 1.26% at year-end 2003. As a percentage of loans held for investment, the ratio of the allowance for loan and lease losses to total loans and leases was 1.19% at December 31, 2004 compared to 1.27% at the end of last year. BB&T’s strong credit history and recent trends, combined with improvements in BB&T’s relative levels of net charge-offs and nonperforming assets, led to the reduction in the allowance as a percentage of outstanding loans and leases for a third consecutive year. Please refer to Note 5 “Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments” in the “Notes to Consolidated Financial Statements” for additional disclosures.

Information relevant to BB&T’s allowance for credit losses for the last five years is presented in the following table. The table is presented using regulatory classifications.

Table 12

Analysis of Allowance for Credit Losses

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance, beginning of period	$793,398	$723,685	$644,418	$578,107	$529,236

Charge-offs:
Commercial, financial and agricultural	(59,617)	(71,984)	(84,967)	(63,387)	(33,214)
Real estate	(60,688)	(77,547)	(61,608)	(41,035)	(20,759)
Consumer	(165,218)	(161,424)	(144,609)	(124,359)	(93,040)
Lease receivables	(11,156)	(4,430)	(5,965)	(2,448)	(3,502)

Total charge-offs	(296,679)	(315,385)	(297,149)	(231,229)	(150,515)

Recoveries:
Commercial, financial and agricultural	16,365	25,380	18,029	14,985	12,358
Real estate	9,801	10,808	6,345	4,824	3,788
Consumer	34,302	30,251	24,890	23,955	21,430
Lease receivables	936	1,039	1,353	375	312

Total recoveries	61,404	67,478	50,617	44,139	37,888

Net charge-offs	(235,275)	(247,907)	(246,532)	(187,090)	(112,627)

Provision charged to expense	249,269	247,585	263,700	224,318	147,187

Allowance for loans acquired in purchase transactions, net	20,909	70,035	62,099	29,083	14,311

Balance, end of period	$828,301	$793,398	$723,685	$644,418	$578,107

Average loans and leases (1)	$66,107,479	$57,857,069	$50,851,417	$46,587,780	$41,933,641

Net charge-offs as a percentage of average loans and leases (1)	.36%	.43%	.48%	.40%	.27%

(1)	Loans and leases are net of unearned income and include loans held for sale.

Deposits and Other Borrowings

Client deposits generated through the BB&T branch network are the largest source of funds used to support asset growth. Total deposits at December 31, 2004, were $67.7 billion, an increase of $8.3 billion, or 14.1%, compared to year-end 2003. The increase in deposits was driven by a $3.9 billion, or 16.7% increase in certificates of deposit (“CDs”) and other time deposits, a $3.1 billion, or 15.1% increase in money rate savings accounts, and a $1.1 billion, or 10.3% increase in noninterest-bearing deposits. For the year ended December 31, 2004, total deposits averaged $64.8 billion, an increase of $7.9 billion, or 13.8%, compared to 2003. The increase in average deposits was the result of a $2.2 billion, or 22.8% increase in average noninterest-bearing deposits, and a $3.7 billion, or 20.2% increase in average money rate savings accounts. Average certificates of deposit and other time deposits increased $1.1 billion, or 4.4%, during 2004 compared to 2003. Other time deposits, including individual retirement accounts and certificates of deposit, remain BB&T’s largest category of deposits, comprising 40.8% of average total deposits for the year, down from 44.4% last year. The primary drivers of the overall increase in average deposits were the purchases of First Virginia at the beginning of the third quarter of 2003 and Republic during the second quarter of 2004, which added deposits of $9.5 billion and $2.5 billion, respectively, and significant internal deposit growth.

Together with the positive growth trends in client deposits over the last two years, there has been a noticeable shift in the overall deposit mix from certificates of deposit and other time deposits to lower-cost transaction accounts such as noninterest bearing deposits and money rate savings accounts. This shift reflects the reduced attractiveness of time deposits and client preferences for more liquid investments in a low interest rate environment. Another contributing factor, in light of the low interest environment, has been the tendency by many commercial customers to concentrate their deposit balances in noninterest bearing accounts, which allows them to minimize commercial account service charges. Furthermore, in recent years BB&T has intentionally not replaced many of the high-rate certificates of deposit that matured, instead focusing on core deposit growth in noninterest-bearing deposits due to their low cost and their potential for generating service fee income.

The average rate paid on interest-bearing deposits decreased to 1.37% during 2004, from 1.59% in 2003. This decrease resulted primarily from the shift in deposit mix from certificates of deposit and higher-cost time deposits to lower-cost savings and transaction accounts. The average rates paid on the various categories of interest-bearing deposits also decreased as follows: other time deposits, including individual retirement accounts and certificates of deposit, decreased to 2.11% in the current year from 2.39% in 2003; money rate savings accounts decreased to .74% in the current year from .76% in 2003; interest checking decreased from ..42% in 2003 to .33% in the current year; and savings deposits decreased to .17% in 2004 from .28% in 2003. Recent actions by the Federal Reserve Board during the second half of 2004 to raise the targeted Federal funds rate are beginning to cause increases in the above rates paid on interest-bearing deposits.

BB&T also uses various types of shorter-term borrowings in meeting funding needs. While client deposits remain the primary source for funding loan originations, management uses shorter-term borrowings as a supplementary funding source for loan growth. Shorter-term borrowings comprised 6.8% of total funding needs on average in 2004 as compared to 6.0% in 2003. See Note 9 “Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds” in the “Notes to Consolidated Financial Statements” herein for further disclosure. The types of shorter-term borrowings utilized by the Corporation include Federal funds purchased, which composed 42.9% of total shorter-term borrowings, and securities sold under repurchase agreements, which comprised 37.7% of shorter-term borrowings at year-end 2004. Master notes, U.S. Treasury tax and loan deposit notes, short-term bank notes and short-term Federal Home Loan Bank (“FHLB”) advances are also utilized to meet short-term funding needs. Shorter-term borrowings at the end of 2004 were $6.7 billion, down $647.0 million, or 8.8%, compared to year-end 2003. The decrease in average shorter-term borrowings was primarily a result of healthy deposit growth during 2004, which provided sufficient resources for funding loan and other balance sheet growth. The rates paid on average shorter-term borrowings increased from 1.13% in 2003 to 1.37% during 2004. The increase in the cost of shorter-term borrowings resulted from recent actions by the Federal Reserve Board, which increased the targeted Federal funds rate by 125 basis points during the second half of 2004 to 2.25% from its lowest level of 1.00% set in June 2003. The following table summarizes certain pertinent information for the past three years with respect to BB&T’s shorter-term borrowings:

Table 13

Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Other Borrowings

	As of / For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Securities Sold Under Agreements to Repurchase
Maximum outstanding at any month-end during the year	$3,689,890	$3,177,747	$2,568,897
Balance outstanding at end of year	2,520,956	2,831,068	2,511,530
Average outstanding during the year	3,077,625	2,603,343	2,479,185
Average interest rate during the year	1.38%	1.29%	2.02%
Average interest rate at end of year	2.12	1.11	1.64

Federal Funds Purchased and Short-term Borrowed Funds
Maximum outstanding at any month-end during the year	$5,319,379	$4,503,832	$4,542,536
Balance outstanding at end of year	4,166,916	4,503,832	2,885,429
Average outstanding during the year	3,512,846	2,537,500	2,914,294
Average interest rate during the year	1.36%	0.97%	1.58%
Average interest rate at end of year	2.03	0.91	1.00

BB&T also utilizes long-term debt to provide both funding and, to a lesser extent, regulatory capital. Long-term debt comprised 11.3% of total funding needs on average during 2004 and 13.7% in 2003. See Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for further disclosure. Long-term debt at December 31, 2004 totaled $11.4 billion, an increase of $611.9 million, or 5.7%, from year-end 2003. For the year ended December 31, 2004, average long-term debt decreased $824.1 million, or 7.0%, compared to the average for 2003. BB&T’s long-term debt consists primarily of FHLB advances, which composed 48.8% of total outstanding long-term debt at December 31, 2004, and subordinated notes of BB&T Corporation, which composed 29.2% of the year-end balance. FHLB advances are cost-effective long-term funding sources that provide BB&T with the flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity. The remaining long-term debt consists of both secured and subordinated borrowings by Branch Bank, junior subordinated debt to unconsolidated trusts issued by the Corporation, and capital leases. The average rate paid on long-term debt decreased from 3.87% during 2003 to 3.48% during 2004 primarily because of the balance sheet restructuring completed during 2003, which was intended to improve net interest income and the net interest margin.

During the third quarter of 2004, Branch Bank issued $500 million of senior floating rate debt maturing in June 2007. The proceeds from the offering are being used for general bank funding purposes. On October 27, 2004, BB&T Corporation also issued $600 million of subordinated global notes maturing in November 2019. The proceeds from this offering are being used to fund repurchases of BB&T’s common stock, acquisitions of other companies or their assets, extending credit to or funding investments in BB&T’s subsidiaries and for other general corporate purposes.

During 2003, BB&T completed a balance sheet restructuring. In connection with the restructuring, BB&T refinanced $3.0 billion of FHLB advances, lowering the annual interest rate paid on these advances during the next four years, after which the FHLB has the option to increase the interest rate paid on such advances. Because the refinancing gave rise to substantially similar debt, the transaction resulted in no immediate gain or loss. BB&T also prepaid $2.9 billion in FHLB advances using funds obtained from the reduction of the securities portfolio. The transaction resulted in prepayment penalties totaling $384.9 million that reduced 2003 after-tax earnings by $248.5 million. The prepayment penalties are reflected in BB&T’s Consolidated Statements of Income as a separate category of noninterest expenses. Management estimates that these long-term debt transactions contributed approximately 18 basis points to the net interest margin during 2004 and 12 basis points during 2003.

Liquidity needs are a primary consideration in evaluating funding sources. BB&T’s strategy is to maintain funding flexibility in order that the Corporation may react rapidly to opportunities that may become available in the marketplace. BB&T will continue to focus on traditional core funding strategies, supplemented as needed by the types of borrowings discussed above. See “Liquidity” herein for additional discussion.

Analysis of Results of Operations

Consolidated net income for 2004 totaled $1.56 billion, which generated basic earnings per share of $2.82 and diluted earnings per share of $2.80. Net income for 2003 was $1.06 billion and net income for 2002 totaled $1.30 billion. Basic earnings per share were $2.09 in 2003 and $2.75 in 2002, while diluted earnings per share were $2.07 and $2.72 for 2003 and 2002, respectively.

Two important and commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets) and return on average shareholders’ equity (net income as a percentage of average common shareholders’ equity). BB&T’s returns on average assets were 1.62%, 1.25% and 1.72% for the years ended December 31, 2004, 2003 and 2002, respectively. The returns on average common shareholders’ equity were 14.71%, 11.97% and 18.32% for the last three years.

Merger-Related and Restructuring Charges

Mergers and acquisitions have played an important role in the development of BB&T’s franchise. BB&T has been an active acquirer of financial institutions, insurance agencies and other nonbank fee income producing businesses for many years. Refer to Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for a summary of mergers and acquisitions consummated during the three years ended December 31,

2004. As a result of these activities, the consolidated results of operations for the three year period covered by this discussion include the effects of merger-related and restructuring charges, as well as expenses and certain gains related to the consummation of the transactions.

Merger-related charges and expenses include personnel-related items such as staff relocation costs, severance benefits, early retirement packages and contract settlements. They also include furniture, equipment and occupancy costs related to department and branch consolidations as well as costs related to converting the data processing systems of acquired companies to BB&T’s automation platform. Merger-related charges also include professional fees, advertising and asset write-offs incurred in connection with the mergers.

During 2004, BB&T recorded merger-related and restructuring charges of $5.5 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. These expenses were recorded primarily in connection with the acquisitions and systems conversions of McGriff and Republic.

During 2003, BB&T recorded merger-related and restructuring charges of $89.8 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. These expenses were recorded primarily in connection with the acquisitions and systems conversions of Equitable Bank and First Virginia.

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

The following table presents the components of merger-related and restructuring charges included in noninterest expenses. This table includes changes to previously recorded merger-related accruals and period expenses for merger-related items that must be expensed as incurred. Items that are required to be expensed as incurred include certain expenses associated with systems conversions, data processing, training, travel and other costs.

Table 14

Summary of Merger-Related and Restructuring Charges

(Dollars in thousands)

	For the Year Ended December 31,
	2004	2003	2002
Severance and personnel-related charges	$8,976	$20,834	$4,527
Occupancy and equipment charges	(11,752)	22,290	9,510
Systems conversions and related charges	580	5,271	11,700
Marketing and public relations	4,038	7,565	6,446
Asset write-offs and other merger-related charges	3,676	33,815	7,097

Total	$5,518	$89,775	$39,280

Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination, which typically occur in corporate support and data processing functions. During 2004, BB&T estimated that 200 positions would be eliminated and receive severance in connection with the acquisition of Republic and 225 employees did, in fact, receive severance in 2004. Nine former employees will continue to receive severance payments during 2005. During 2003, BB&T estimated that 1,918 positions would be eliminated and receive severance and 980 employees did, in fact, receive severance during 2003. Substantially all of the remaining positions involved employees who voluntarily resigned or were offered positions elsewhere within BB&T. These former employees did not receive severance. Approximately 551 of the employees whose jobs were eliminated received severance payments during 2004. During 2002, BB&T estimated that 372 positions would be eliminated and receive severance and 370 employees did, in fact, receive severance during 2002. Approximately 90 of these former employees continued to receive severance payments during 2003.

Occupancy and equipment charges or credits represent merger-related costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment. Credits may result when obsolete properties or equipment are sold for more than originally estimated. Systems conversions and related charges include expenses necessary to convert and combine the acquired branches and operations of merged companies. Marketing and public relations costs represent direct media advertising related to the acquisitions. The other merger-related charges are composed of asset and supply inventory write-offs, litigation accruals and other similar charges.

In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance and other personnel costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with an acquisition. The following tables present a summary of activity with respect to BB&T’s merger and restructuring accruals related to the mergers listed above, with the more significant merger (First Virginia) presented separately. These tables include costs reflected as expenses, as presented in the table above, and certain accruals recorded through purchase accounting adjustments.

	First Virginia Banks, Inc
	(Dollars in thousands)

	Balance January 1, 2003	Accrued at acquisition	Merger- related and restructuring charges	Utilized	Other, net (1)	Balance December 31, 2003
Severance and personnel-related charges	$—	$26,723	$19,172	$(27,000)	$—	$18,895
Occupancy and equipment charges	—	29,579	5,247	(10,560)	(577)	23,689
Systems conversions and related charges	—	20,594	12,113	(11,972)	—	20,735
Other merger-related charges	—	4,245	45,192	(46,762)	—	2,675

Total	$—	$81,141	$81,724	$(96,294)	$(577)	$65,994

	Balance January 1, 2004	Accrued at acquisition	Merger- related and restructuring charges	Utilized	Other, net (1)	Balance December 31, 2004
Severance and personnel-related charges	$18,895	$—	$3,126	$(13,455)	$(1,007)	$7,559
Occupancy and equipment charges	23,689	—	2,107	(18,132)	(1,518)	6,146
Systems conversions and related charges	20,735	—	2,227	(8,815)	(14,147)	—
Other merger-related charges	2,675	—	(4,048)	1,460	—	87

Total	$65,994	$—	$3,412	$(38,942)	$(16,672)	$13,792

(1)	Other, net is primarily composed of adjustments to goodwill resulting from changes to original estimates of merger-related accruals.

The remaining accruals at December 31, 2004 for First Virginia are related primarily to costs related to severance payments for certain executive officers and costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future because they relate to specific contracts or legal obligations that expire in later years, or they relate to the disposal of duplicate facilities and equipment, which may take longer to complete.

Activity with respect to the merger and restructuring accruals for all other mergers, which are discussed above, is presented in the accompanying table:

	All Other Mergers
	(Dollars in thousands)

	Balance January 1, 2003	Accrued at acquisition	Merger- related and restructuring charges	Utilized	Other, net (1)	Balance December 31, 2003
Severance and personnel-related charges	$16,829	$3,602	$1,662	$(10,918)	$(2,220)	$8,955
Occupancy and equipment charges	41,753	3,944	17,043	(26,268)	(11,465)	25,007
Systems conversions and related charges	1,738	940	(6,842)	5,230	(1,066)	—
Other merger-related charges	11,281	15,279	(3,812)	(11,660)	(2,693)	8,395

Total	$71,601	$23,765	$8,051	$(43,616)	$(17,444)	$42,357

	Balance January 1, 2004	Accrued at acquisition	Merger- related and restructuring charges	Utilized	Other, net(1)	Balance December 31, 2004
Severance and personnel-related charges	$8,955	$6,732	$5,850	$(10,959)	$(3,479)	$7,099
Occupancy and equipment charges	25,007	3,261	(13,859)	(5,001)	—	9,408
Systems conversions and related charges	—	7,196	(1,647)	(4,871)	(678)	—
Other merger-related charges	8,395	2,483	11,762	(19,143)	700	4,197

Total	$42,357	$19,672	$2,106	$(39,974)	$(3,457)	$20,704

(1)	Other, net is primarily composed of adjustments to goodwill resulting from changes to original estimates of merger-related accruals.

The liabilities for severance and personnel-related costs relate to severance liabilities that will be paid out based on such factors as expected termination dates, the provisions of employment contracts and the terms of BB&T’s severance plans. The remaining occupancy and equipment accruals relate to costs to exit certain leases and to dispose of excess facilities and equipment. Such liabilities will be utilized upon termination of the various leases and sale of duplicate property. Liabilities associated with systems conversions relate to termination penalties on contracts with information technology service providers. These liabilities will be utilized as the contracts are paid out and expire. The other merger-related liabilities relate to litigation and other similar charges.

Because BB&T has often had multiple merger integrations in process, and, due to limited resources, has had to schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals has typically covered an extended period of time. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2004 are expected to be utilized during 2005, unless they relate to specific contracts that expire in later years.

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

Table 15

FTE Net Interest Income and Rate/Volume Analysis

For the Years Ended December 31, 2004, 2003 and 2002

										2004 vs. 2003			2003 vs. 2002
	Average Balances			Yield/Rate			Income/Expense			Increase (Decrease)	Change due to		Increase (Decrease)	Change due to
	2004	2003	2002	2004	2003	2002	2004	2003	2002		Rate	Volume		Rate	Volume
	(Dollars in thousands)
Assets
Securities, at amortized cost (1):
U.S. Treasuries, U.S. government agencies and entities and other (5)	$17,391,012	$16,156,301	$16,005,557	3.94%	4.70%	6.15%	$684,607	$759,712	$983,967	$(75,105)	$(130,145)	$55,040	$(224,255)	$(233,438)	$9,183
States and political subdivisions	827,260	901,579	933,532	6.51	6.83	7.47	53,822	61,571	69,743	(7,749)	(2,826)	(4,923)	(8,172)	(5,843)	(2,329)

Total securities (5)	18,218,272	17,057,880	16,939,089	4.05	4.81	6.22	738,429	821,283	1,053,710	(82,854)	(132,971)	50,117	(232,427)	(239,281)	6,854
Other earning assets (2)	620,451	548,403	439,097	1.79	1.39	1.79	11,088	7,659	7,848	3,429	2,340	1,089	(189)	(1,916)	1,727
Loans and leases, net of unearned income (1)(3)(4)(5)	66,107,479	57,857,069	50,851,417	5.87	6.06	6.93	3,878,548	3,504,656	3,523,050	373,892	(113,000)	486,892	(18,394)	(471,856)	453,462

Total earning assets	84,946,202	75,463,352	68,229,603	5.45	5.74	6.72	4,628,065	4,333,598	4,584,608	294,467	(243,631)	538,098	(251,010)	(713,053)	462,043

Non-earning assets	11,329,792	9,864,376	7,549,430

Total assets	$96,275,994	$85,327,728	$75,779,033

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Savings and interest checking	$4,797,668	$3,904,880	$3,363,118	0.22	0.33	0.75	10,709	12,778	25,062	(2,069)	(4,602)	2,533	(12,284)	(15,816)	3,532
Money rate savings	21,907,558	18,219,720	14,824,396	0.74	0.76	1.13	162,561	137,800	167,329	24,761	(2,649)	27,410	(29,529)	(62,672)	33,143
Other time deposits	26,427,935	25,309,123	23,728,465	2.11	2.39	3.42	556,390	605,099	810,667	(48,709)	(74,595)	25,886	(205,568)	(256,626)	51,058

Total interest-bearing deposits	53,133,161	47,433,723	41,915,979	1.37	1.59	2.39	729,660	755,677	1,003,058	(26,017)	(81,846)	55,829	(247,381)	(335,114)	87,733
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	6,590,471	5,140,843	5,393,479	1.37	1.13	1.78	90,117	58,842	95,823	31,275	13,388	17,887	(36,981)	(33,193)	(3,788)
Long-term debt	10,886,199	11,710,281	12,134,712	3.48	3.87	4.84	378,695	458,268	587,703	(79,573)	(44,298)	(35,275)	(129,435)	(114,175)	(15,260)

Total interest-bearing liabilities	70,609,831	64,284,847	59,444,170	1.70	1.97	2.84	1,198,472	1,272,787	1,686,584	(74,315)	(112,756)	38,441	(413,797)	(482,482)	68,685

Noninterest-bearing deposits	11,682,911	9,514,435	7,202,129
Other liabilities	3,386,538	2,633,214	2,019,244
Shareholders’ equity	10,596,714	8,895,232	7,113,490

Total liabilities and shareholders’ equity	$96,275,994	$85,327,728	$75,779,033

Average interest rate spread				3.75%	3.77%	3.88%

Net interest margin				4.04%	4.06%	4.25%	$3,429,593	$3,060,811	$2,898,024	$368,782	$(130,875)	$499,657	$162,787	$(230,571)	$393,358

(1)	Interest income from securities, loans and leases includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of approximately 35% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $81.4 million, $(21.2 million) and $150.6 million for the three years ended December 31, 2004, 2003 and 2002, respectively.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements and interest-bearing deposits with banks.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at fair value.

For 2004, net interest income on an FTE-adjusted basis totaled $3.4 billion, compared with $3.1 billion in 2003 and $2.9 billion in 2002. The 12.0% increase in net interest income during 2004 resulted because the benefit from strong earning asset growth more than offset the adverse impact of the low interest rate environment. Also contributing to the year over year increase was the shift in the overall deposit mix to lower-cost transaction accounts.

The FTE-adjusted net interest margin is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The FTE-adjusted net interest margin was 4.04% in 2004, 4.06% in 2003 and 4.25% in 2002. The average yield on interest earning assets fell 29 basis points compared to the average yield during 2003, while the average cost of funds over the same time period fell 27 basis points. In addition to the effect of changes in yields on earning assets compared to the cost of funds, the margin was also negatively affected by the reinvestment of proceeds from the sales, maturities and prepayments of securities in lower- yielding securities, the additional interest expense incurred in connection with BB&T’s stock buy-back program, and dilution from the purchase of Republic, which had a net interest margin below 3%. Several factors had a positive impact on the margin. The most significant of them was the balance sheet restructuring completed during 2003. The margin also benefited from the impact of interest rate swap derivatives.

In addition to changes in the composition of BB&T’s earning assets and interest bearing liabilities, the other primary driver of the fluctuations in the net interest margin is the interest rate environment. Over the past three and a half years, the Federal Reserve has taken aggressive actions to lower the level of interest rates by reducing the benchmark Federal funds rate from 6.50% at the beginning of 2001 to 1.00%, where it remained until June 2004. During the second half of 2004, the Federal Reserve increased the target Federal funds rate five times, finishing 2004 with the rate set at 2.25%. At the beginning of 2004, BB&T started repositioning its balance sheet to a more asset-sensitive position in anticipation of rising interest rates. However, as interest rates have risen, the benefit on the margin has been less than expected because BB&T’s interest-bearing liabilities have repriced more quickly than anticipated relative to the repricing of interest-earning assets. BB&T’s management anticipates that the margin will stabilize during 2005.

Provision for Credit Losses

A provision for credit losses is charged against earnings in order to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that reflects management’s best estimate of probable losses inherent in the credit portfolios at the balance sheet date. The amount of the provision is based on continuing assessments of nonperforming and “watch list” loans and associated unfunded credit commitments, analytical reviews of loss experience in relation to outstanding loans and funded credit commitments, loan charge-offs, nonperforming asset trends and management’s judgment with respect to current and expected economic conditions and their impact on the loan portfolio and outstanding unfunded credit commitments. The methodology used is described in the “Overview and Description of Business” section under the heading “Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments.” The provision for credit losses recorded by BB&T in 2004 was $249.3 million, compared with $247.6 million in 2003 and $263.7 million in 2002.

The provision for credit losses increased less than 1% during 2004 while the total loan and lease portfolio increased 9.4% compared to the balance outstanding at the end of 2003. Net charge-offs were .36% of average loans and leases for 2004 compared to .43% of average loans during 2003. The allowance for loan and lease losses was 1.18% of loans and leases outstanding and was 2.99x total nonaccrual and restructured loans and leases at year-end 2004, compared to 1.26% and 2.24x, respectively, at December 31, 2003. The decrease from 2002 and the small increase compared with 2003 in the provision for credit losses reflects these improving credit quality trends and growth in the credit portfolios. Management expects these positive internal trends to stabilize in 2005.

Noninterest Income

Noninterest income has become, and will continue to be, a significant contributor to BB&T’s financial success. Noninterest income includes service charges on deposit accounts, trust revenue, mortgage banking income, investment banking and brokerage fees and commissions, insurance commissions, gains and losses on securities transactions and other commissions and fees derived from other activities. Noninterest income as a percentage of total revenues has steadily increased in recent years due to BB&T’s emphasis on growing and expanding its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates.

The following table provides a breakdown of BB&T’s noninterest income:

Table 16

Noninterest Income

				% Change
	Years Ended December 31,			2004 v. 2003	2003 v. 2002
	2004	2003	2002
	(Dollars in thousands)
Service charges on deposits	$523,319	$437,524	$402,476	19.6%	8.7%
Mortgage banking income	110,075	109,423	21,601.6		NM
Trust income	119,479	113,227	94,463	5.5	19.9
Insurance commissions	619,055	395,820	313,436	56.4	26.3
Securities gains (losses), net	6,133	126,211	170,100	(95.1)	(25.8)
Bankcard fees and merchant discounts	102,098	83,927	66,848	21.7	25.5
Investment banking and brokerage fees and commissions	264,789	247,394	210,586	7.0	17.5
Other nondeposit fees and commissions	216,498	180,045	141,654	20.2	27.1
Income from bank-owned life insurance	91,883	98,700	88,613	(6.9)	11.4
Other noninterest income	65,942	35,068	31,470	88.0	11.4

Total noninterest income	$2,119,271	$1,827,339	$1,541,247	16.0%	18.6%

NM—not meaningful

The 16.0% growth in noninterest income was led by increased revenues from BB&T’s insurance operations as well as growth in income from service charges on deposit accounts, bankcard fees and merchant discounts, and other nondeposit fees and commissions. These increases were partially offset by a significant decline in gains from sales of securities. The 18.6% increase in noninterest income for 2003 was primarily the result of substantial growth in mortgage banking income, increased insurance commissions from BB&T’s agency network and higher levels of investment banking and brokerage fees and commissions as well as increased service charges on deposits, trust income and other nondeposit fees and commissions. The major categories of noninterest income and their fluctuations are discussed in the following paragraphs. These fluctuations reflect the impact of acquisitions.

Service charges on deposit accounts represent BB&T’s second largest category of noninterest revenue. During 2004, BB&T experienced a 19.6% increase in revenue from service charges on deposit accounts compared to 2003. The primary reasons for the increase were the purchases of Republic and First Virginia, improved collection of NSF and overdraft charges on commercial and personal accounts, and growth in commercial account analysis fees, which were $8.4 million, $60.8 million, and $11.8 million, respectively, more than in 2003. Additionally, the robust growth in noninterest bearing commercial and consumer deposit accounts during 2004 led to a higher level of transaction activity and related service fees, which offset the effect of the introduction of new lower-fee deposit products during 2003 and 2004 in response to intense price competition within BB&T’s markets. Management frequently monitors the pricing of various deposit products and services to ensure that BB&T remains competitive. The 2003 increase of 8.7% in service charges on deposits compared to 2002 was substantially caused by the acquisition of First Virginia at the beginning of the third quarter of 2003. Excluding the contribution of First Virginia, service charges on deposits actually decreased in 2003 as a result of changes in deposit mix and competitive pricing pressure. In light of the low interest rate environment during 2003, many commercial customers concentrated a larger portion of their deposit balances in transaction accounts rather than interest-bearing accounts, which allowed them to minimize commercial account analysis fees. In addition, price reductions on certain retail deposit-related services and new lower-fee deposit products were introduced during 2003 in response to market conditions and competition within BB&T’s market area.

Income from mortgage banking activities (which includes revenues from originating mortgage loans, net of direct origination cost, revenue from servicing mortgage loans, valuation adjustments, mortgage banking-related derivative gains / losses and amortization related to mortgage servicing rights) totaled $110.1 million in 2004, $109.4 million in 2003 and $21.6 million in 2002. Overall mortgage banking income in 2004 was relatively unchanged compared to 2003; however, the components of income fluctuated as higher mortgage interest rates resulted in lower refinance activity and, consequently, less mortgage production revenue, but resulted in less amortization of mortgage servicing rights and a recapture of the valuation allowance offsetting mortgage servicing rights. This is in contrast to 2003 when refinance activity resulting from very low mortgage rates produced record levels of mortgage production and related revenues, but also resulted in a large impairment in the value of BB&T’s mortgage servicing rights. The mortgage servicing rights impairment that resulted in 2002 and 2003 was largely offset by securities gains, which were utilized by BB&T as an economic risk management strategy. In 2004, BB&T employed a risk management strategy for mortgage servicing rights that was entirely dependent upon derivative financial instruments. The following table provides a breakdown of the various components of mortgage banking income:

Mortgage Banking Income and Related Statistical Information

				% Change
	As of/For the Years Ended December 31,			2004 v. 2003	2003 v. 2002
Mortgage Banking Income	2004	2003	2002
	(Dollars in thousands)
Residential mortgage production revenues	$61,805	$200,234	$164,185	(69.1)%	22.0%
Residential mortgage servicing revenues	92,536	101,619	92,811	(8.9)	9.5
Commercial mortgage banking revenues	21,545	18,820	17,056	14.5	10.3
Mortgage servicing rights valuation (impairments) recaptures, net of related derivative gains or losses	25,183	(56,345)	(152,371)	(144.7)	(63.0)
Amortization of mortgage servicing rights	(90,994)	(154,905)	(100,080)	(41.3)	54.8

Total mortgage banking income	$110,075	$109,423	$21,601.6%		NM

Mortgage Banking Statistical Information (in billions)
Residential mortgage originations	$10.0	$19.4	$14.1	(48.5)%	37.6%
Residential mortgage loans serviced for others	24.5	24.9	24.2	(1.6)	2.9
Commercial mortgage originations	1.6	1.7	1.4	(5.9)	21.4
Commercial mortgage loans serviced for others	6.7	6.9	6.3	(2.9)	9.5

NM—not meaningful

BB&T has an extensive insurance agency/brokerage operation, which at December 31, 2004, ranked as the 6th largest in the nation. Revenues from BB&T’s insurance operations were the largest source of noninterest income during 2004. Internal growth combined with the expansion of BB&T’s insurance agency network through acquisitions during the last two years, the largest of which was McGriff, generated the strong growth in insurance revenues. Commission income from McGriff contributed approximately $152.0 million to the $223.2 million increase in insurance revenues during 2004 compared to 2003. Revenues from CRC Insurance Services, BB&T’s wholly owned wholesale insurance broker, contributed an additional $47.4 million in growth for the current year. The overall growth of 26.3% in insurance revenues during 2003 was caused by similar factors, including strong internal growth and targeted acquisitions of insurance agencies within BB&T’s market area. These increases were in the categories of property and casualty insurance, employee benefits, and accident and health insurance commissions, which increased $23.0 million, $4.7 million, and $3.8 million, respectively, compared to 2002.

Revenue from corporate and personal trust services increased by $6.3 million, or 5.5%, in 2004 compared to 2003. Trust revenues are based on the types of services provided as well as the overall value of the assets managed, which is affected by stock market conditions. The increase in trust revenues was primarily due to the acquisition of First Virginia and to increases in proprietary mutual fund management fees. The value of trust assets under management, including custodial accounts, increased during each of the last three years and was $24.2 billion, $27.2 billion, and $28.4 billion at December 31, 2002, 2003 and 2004, respectively. At the beginning of the third quarter of 2003, trust assets under management increased by $2.2 billion because of the acquisition of First Virginia, which was offset by the loss of $2.4 billion in trust assets from the North Carolina state employees’

401 (k) plan, which transferred to a successor trustee at the end of the quarter. The timing of these transactions had a net positive impact on 2004 trust income compared to 2003. The 19.9% increase in trust revenues during 2003 was caused by similar factors that affected the 2004 increase.

Net gains on sales of securities declined by 95.1% during 2004. During 2004, BB&T shifted to a risk management strategy related to mortgage servicing rights and mortgage banking operations entirely dependent on derivatives. During the period of declining interest rates that existed in 2002 and 2003, BB&T utilized the increases in the value of the available-for-sale securities portfolio as an economic hedge against the decline in the carrying value of BB&T’s mortgage servicing rights. The net securities gains in 2003 and 2002 were used to offset the net writedowns in the value of mortgage servicing rights.

Investment banking and brokerage fees and commissions increased $17.4 million in 2004 compared to 2003 and $36.8 million in 2003 compared to 2002. These increases resulted primarily from growth in investment banking revenues at BB&T’s full-service brokerage and investment banking subsidiary, Scott & Stringfellow, which contributed approximately $10.2 million of the 2004 increase. During 2004, Scott & Stringfellow experienced higher demand for its investment services due to the continued expansion of a new product line and the improving economic environment. The majority of the remaining $7.2 million increase in investment banking and brokerage fees and commissions in 2004 compared to 2003 were related to BB&T Investment Services, Inc., and caused by higher investment services revenues from BB&T’s newer markets through the increase in the number of investment counselors in those markets. In addition, production levels from BB&T’s existing investment counselors also increased. The increase in investment banking and brokerage fees and commissions in 2003 compared to 2002 resulted from similar factors.

Other nondeposit fees and commissions, including bankcard fees and merchant discounts, increased $54.6 million, or 20.7%, during 2004 compared to 2003. The principal drivers of the increase were bankcard fees and merchant discounts, check card interchange fees, debit card network interchange fees, business check card interchange fees, and check card foreign ATM fees, which increased $18.2 million, $13.2 million, $4.0 million, $4.2 million, and $4.6 million, respectively, compared to 2003. In addition, fees from money orders and official checks, commercial standby letters of credit fees, and ATM surcharge income increased $1.9 million, $2.6 million, and $2.1 million, respectively, compared to 2003. Furthermore, the acquisitions of Republic and First Virginia contributed to the revenue growth during the current year. Major sources of the 26.6% increase in 2003 revenue included bankcard fees and merchant discounts, check card interchange fees, fees from money orders and official checks, and check card foreign ATM fees, which increased $17.1 million, $8.7 million, $4.2 million, and $5.3 million, respectively, compared to 2002. The increase in nondeposit fees and commissions revenue also includes the impact of acquisitions completed during 2003 and 2002.

BB&T has purchased life insurance coverage on certain officers for whom it has an insurable interest. Income from bank-owned life insurance decreased by 6.9% compared to 2003 primarily due to a decline in the market yields used to credit interest income to such policies. The growth in 2003 was driven by additional purchases of bank-owned life insurance made in mid-year 2002.

Other income increased 88.0% in the current year primarily due to a $12.7 million fair value adjustment related to miscellaneous investments made by a small business investment company and higher income from investments in limited partnerships, which were up $6.2 million. Another contributing factor was growth in revenues from check sales, which increased $5.6 million, primarily due to the acquisitions of First Virginia and Republic. During 2003, lower income from limited partnership investments, which declined $14.7 million, was largely offset by non-taxable income from the increase in the value of various financial assets isolated for the purpose of providing post-employment benefits. Additionally, revenues from check sales and gains from non-hedging derivatives each increased $1.7 million compared to 2002.

The ability to generate significant amounts of noninterest revenues in the future will be very important to the continued financial success of BB&T. Through its subsidiaries, BB&T will continue to focus on asset management, mortgage banking, trust, insurance, investment banking and brokerage services, as well as other fee-producing products and services. BB&T plans to continue to pursue acquisitions of additional insurance agencies and asset management companies, as well as explore strategic acquisitions of other nonbank entities as a means of expanding fee-based revenues. Also, among BB&T’s principal strategies following the acquisition of a financial institution is the cross-sell of noninterest income generating products and services to the acquired institution’s client base.

Noninterest Expense

Noninterest expense totaled $2.9 billion in 2004, $3.0 billion in 2003 and $2.2 billion in 2002. Certain significant items principally stemming from mergers and acquisitions were recorded as noninterest expenses during 2004, 2003 and 2002. In 2004, $5.5 million in pretax merger-related charges were recorded, while 2003 included $89.8 million in merger-related charges and $39.3 million were recognized in 2002. Additional disclosures related to these merger-related charges are presented in “Merger-Related and Restructuring Charges.” In addition, noninterest expense for 2003 includes a loss from the early termination of FHLB advances in the amount of $384.9 million. See “Deposits and Other Borrowings” section for further discussion of this loss.

The table below shows the components of noninterest expense and the discussion that follows explains the composition of certain categories and the factors that caused them to change in 2004 and 2003.

Table 17

Noninterest Expense

				% Change
	Years Ended December 31,			2004 v. 2003	2003 v. 2002
	2004	2003	2002
	(Dollars in thousands)
Salaries and wages	$1,338,308	$1,174,121	$1,019,785	14.0%	15.1%
Pension and other employee benefits	293,449	271,419	226,914	8.1	19.6

Total personnel expenses	1,631,757	1,445,540	1,246,699	12.9	15.9
Net occupancy expense on bank premises	212,346	180,029	156,670	18.0	14.9
Furniture and equipment expense	203,178	191,138	184,402	6.3	3.7

Total occupancy and equipment expenses	415,524	371,167	341,072	12.0	8.8

Regulatory charges	14,910	13,348	11,807	11.7	13.1
Foreclosed property expense	26,272	19,329	7,321	35.9	164.0
Amortization of intangibles	106,348	55,650	20,885	91.1	166.5
Software	43,347	43,966	36,608	(1.4)	20.1
Telephone	47,034	45,118	44,005	4.2	2.5
Advertising and public relations	31,643	31,110	27,537	1.7	13.0
Travel and transportation	32,009	27,607	24,012	15.9	15.0
Professional services	75,822	70,518	73,496	7.5	(4.1)
Supplies	37,212	36,792	32,464	1.1	13.3
Loan processing expenses	84,253	78,887	64,225	6.8	22.8
Deposit related expense	34,249	28,571	25,750	19.9	11.0
Merger-related and restructuring charges	5,518	89,775	39,280	(93.9)	128.6
Loss on early extinguishment of debt	—	384,898	—	NM	NM
Other noninterest expenses	309,965	302,453	239,149	2.5	26.5

Total noninterest expense	$2,895,863	$3,044,729	$2,234,310	(4.9)%	36.3%

NM—not meaningful

The 4.9% decrease in total noninterest expense during 2004 compared to 2003 was primarily caused by the combination of lower merger-related charges and the losses on early termination of FHLB advances in 2003. No such losses were incurred in 2004. These comparative decreases were partially offset by additional noninterest expenses as a result of the acquisitions of Republic, McGriff and several other nonbank financial services companies during 2004, and the acquisition of First Virginia in July of 2003. The 2003 increase in noninterest expenses was caused by the effects of acquisitions accounted for as purchases during 2003, including First Virginia, Equitable Bank and several insurance companies, and the aforementioned merger charges and losses on extinguishment of debt.

Total personnel expense is the largest component of noninterest expense and includes salaries and wages, as well as pension and other employee benefit costs. The 2004 increase of 12.9% resulted primarily from additional personnel expenses associated with the First Virginia, McGriff and Republic mergers. The 14.0% increase in salaries and wages was primarily attributable to the above mentioned mergers, as well as higher insurance incentive compensation, investment banking incentive compensation, and other annual performance compensation, which grew $28.3 million, $12.2 million, and $16.3 million, respectively, compared to 2003. These increases were partially offset by lower mortgage loan production incentive compensation, which decreased $34.2 million compared to last year due to significantly lower mortgage loan production in 2004. The 8.1% increase in pension and other employee benefit costs was also affected by the above mergers, which caused increases in all categories of benefit expenses compared to 2003. The 15.9% increase in 2003 personnel expenses was mainly attributable to the acquisition of First Virginia, as well as higher mortgage loan production incentive compensation, investment banking incentive compensation, and other annual performance compensation, which grew $20.3 million, $20.4 million, and $23.3 million, respectively, compared to 2002.

Net occupancy and equipment expense increased by $44.4 million in 2004. Substantially all of the increase resulted from the acquisitions of Republic, McGriff and First Virginia, which collectively added approximately $37.1 million in occupancy and equipment expenses. This amount was comprised of higher rent on buildings and premises, furniture and equipment expenses, utilities expenses, and depreciation expenses, which increased by $16.1 million, $12.6 million, $4.4 million, and $4.0 million, respectively, compared to 2003. Additionally, building maintenance expenses and real estate taxes increased by $2.3 million and $2.7 million, respectively. The increase in 2003 compared to 2002 was affected by acquisitions completed during 2003, the largest of which was First Virginia, and was generally due to the same factors that caused the 2004 increase.

The increases in amortization expense associated with intangible assets in 2004 compared to 2003 and in 2003 compared to 2002 were primarily due to the acquisitions of First Virginia, McGriff and Republic, which added $21.7 million, $19.6 million and $6.5 million, respectively, in amortization expenses during 2004 compared to 2003. See Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for a summary of completed mergers and acquisitions during the three year period ended December 31, 2004.

Loan processing expenses were up $5.4 million compared to 2003. This increase was primarily driven by higher origination expenses on retail loans and home equity lines of credit, merchant expenses and retail bankcard expenses, which increased $3.0 million, $3.3 million, and $1.2 million, respectively, compared to 2003. However, this increase was partially offset by declines of $1.2 million and $1.1 million in mortgage loan processing and sales finance expenses, respectively, as a result of the lower volume of such loans in 2004. The 2003 loan processing expenses reflected a $14.7 million, or 22.8%, increase over 2002. This increase was caused by higher loan processing expenses associated with all major loan categories, including mortgage, direct retail and sales finance, as a result of the higher number of loan originations due to the more favorable interest rate environment that existed in 2003 compared to 2002.

Other noninterest expenses, including professional services, increased $33.7 million, or 5.4%, compared to 2003, which reflected an increase of $96.7 million, or 18.5% compared to 2002. In addition to the effect of purchasing Republic, McGriff and First Virginia, the majority of the 2004 increase resulted from higher taxes and license expenses, insurance claims expenses, employee travel, and higher net losses from the disposition of fixed assets. The 2003 increase was caused by higher advertising and public relations expenses, charitable contributions, employee travel, supplies expense, and net losses from the disposition of fixed assets. Please refer to Table 17 for additional detail on fluctuations in other categories of noninterest expense.

The effective management of the Company’s noninterest operating costs is another key contributor to BB&T’s financial success, especially as BB&T becomes a larger and more diverse company. In 2004, management announced plans to implement cost savings and revenue enhancement initiatives with a goal to produce $175 million in combined annual cost savings and revenue enhancements. Implementation of the initiatives began in the fourth quarter of 2004. Management expects that approximately $60 million will be realized in 2005 pursuant to this effort and anticipates that substantially all of the initiatives will be implemented by the fourth quarter of 2006.

Provision for Income Taxes

BB&T’s provision for income taxes totaled $764.0 million for 2004, an increase of $211.9 million, or 38.4%, compared to 2003. The provision for income taxes totaled $552.1 million in 2003 and $497.5 million in 2002. BB&T’s effective tax rates for the years ended 2004, 2003 and 2002 were 32.9%, 34.1% and 27.8%, respectively. The increased provision for income taxes in 2004 was the result of higher pretax income. The higher provision in 2003 was a result of the increase in the effective tax rate compared to 2002 including the effects of adjustments related to deferred income taxes associated with BB&T’s leasing operations, which are discussed below. A reconciliation of the effective tax rate to the statutory tax rate is included in Note 12 “Income Taxes” in the “Notes to Consolidated Financial Statements” herein.

BB&T has extended credit to, and invested in, the obligations of states and municipalities and their agencies. The income generated from these investments together with certain other transactions that have favorable tax treatment have reduced BB&T’s overall effective tax rate from the statutory rate in 2004, 2003 and 2002. These transactions include investments in leveraged leases, entering into option contracts transferring future management of residual interests of certain leveraged leases to a wholly-owned foreign subsidiary for which BB&T intends to permanently reinvest the earnings, and the transfer of securities and real estate secured loans to a subsidiary that resulted in a difference between BB&T’s tax basis and financial statement basis in the equity of the subsidiary.

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

In the normal course of business, BB&T is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2003, the IRS concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. Following their examination, the IRS issued a Revenue Agent Report assessing taxes and interest in the amount of $59.3 million related to BB&T’s income tax treatment of certain leveraged lease transactions which were entered into during the years under examination. The assessment, which was paid by BB&T during 2003, did not significantly affect BB&T’s consolidated results of operations in 2003 as it related primarily to differences in the timing of recognizing income and deductions for income tax purposes for which deferred taxes had been previously provided. Management continues to believe that BB&T’s treatment of these leveraged leases was appropriate and in compliance with the tax law and regulations applicable for the years examined. BB&T filed a refund request for the taxes and interest related to this matter which was denied by the IRS during the second quarter of 2004. Early in the fourth quarter of 2004, BB&T filed a lawsuit in the United States District Court for the Middle District of North Carolina to pursue a refund of $3.3 million in taxes plus interest assessed by the IRS related to a leveraged lease transaction entered into during 1997. While management expects that this litigation will not be resolved for two to three years, management believes that there will be no material impact on the results of operations or the financial condition of BB&T, regardless of the outcome of the litigation.

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

The asset/liability management process is designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. It is the responsibility of ALCO to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as ensure an adequate level of liquidity and capital, within the context of corporate performance goals. ALCO also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. ALCO meets regularly to review BB&T’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards.

BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to manage risk related to business loans, federal funds purchased, long-term debt, mortgage servicing rights, mortgage banking operations, and certificates of deposit. BB&T’s derivatives resulted in an increase in net interest income of $155.4 million, $124.2 million and $45.0 million in 2004, 2003 and 2002, respectively.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. On December 31, 2004, BB&T had derivative financial instruments outstanding with notional amounts totaling $20.5 billion. The estimated fair value of open contracts used for risk management purposes at December 31, 2004 had net unrealized gains of $73.3 million.

See Note 18 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

Impact of Inflation and Changing Interest Rates

The majority of BB&T’s assets and liabilities are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System (“FRB”) to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by ALCO, management believes that BB&T is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

BB&T’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions at December 31, 2004, and is not necessarily indicative of positions on other dates. The carrying amounts of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The table does not reflect the impact of hedging strategies.

Table 18

Interest Rate Sensitivity Gap Analysis

December 31, 2004

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Assets
Securities and other interest-earning assets (1)	$5,496,913	$3,184,800	$5,281,495	$6,351,984	$20,315,192
Federal funds sold and securities purchased under resale agreements or similar arrangements	240,387	—	—	—	240,387
Loans and leases (2)	45,443,753	9,824,785	6,287,548	6,606,515	68,162,601

Total interest-earning assets	51,181,053	13,009,585	11,569,043	12,958,499	88,718,180

Liabilities
Savings and interest checking (3)	2,155,302	538,826	269,413	1,526,673	4,490,214
Money rate savings (3)	11,245,342	2,811,336	1,405,668	7,965,451	23,427,797
Other time deposits	18,795,313	2,763,341	2,664,819	3,311,605	27,535,078
Federal funds purchased and securities sold under repurchase agreements or similar arrangements	5,274,506	112,737	—	—	5,387,243
Short-term borrowings	1,300,629	—	—	—	1,300,629
Long-term debt	150,482	2,613,087	29,292	8,626,763	11,419,624

Total interest-bearing liabilities	38,921,574	8,839,327	4,090,012	21,709,672	73,560,585

Asset-liability gap	12,259,479	4,170,258	7,479,031	(8,751,173)

Cumulative interest rate sensitivity gap	$12,259,479	$16,429,737	$23,908,768	$15,157,595

(1)	Securities based on amortized cost.
(2)	Loans and leases include loans held for sale and are net of unearned income.
(3)	Projected runoff of deposits that do not have a contractual maturity date was computed based on internal decay rate studies.

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

Table 19

Interest Sensitivity Simulation Analysis

			Annualized Hypothetical Percentage Change in Net Interest Income
Interest Rate Scenario
Linear Change in Prime Rate	Prime Rate
	December 31,		December 31,
	2004	2003	2004	2003
3.00%	8.25%	7.00%	2.59%	(1.37)%
1.50	6.75	5.50	2.07	(1.10)
No Change	5.25	4.00	—	—
(1.00)	NA	3.00	NA	(1.17)
(1.50)	3.75	NA	(2.73)	NA
(2.25)	3.00	NA	(3.92)	NA

NA = BB&T’s model did not calculate results for these scenarios.

Management has established parameters for asset/liability management that prescribe a maximum impact on net interest income of 3% for a 150 basis point parallel change in interest rates over six months from the most likely interest rate scenario, and a maximum of 6% for a 300 basis point change over 12 months. It is management’s ongoing objective to effectively manage the impact of changes in interest rates and minimize the resulting effect on earnings.

Liquidity

Liquidity represents BB&T’s continuing ability to meet funding needs, primarily deposit withdrawals, timely repayment of borrowings and other liabilities, and funding of loan commitments. In addition to the level of liquid assets, such as trading securities and securities available for sale, many other factors affect the ability to meet liquidity needs, including access to a variety of funding sources, maintaining borrowing capacity in national money markets, growing core deposits, the repayment of loans and the capability to securitize or package loans for sale.

The purpose of BB&T Corporation (the “Parent Company”) is to serve as the capital financing vehicle for the operating subsidiaries. The assets of the Parent Company consist primarily of cash on deposit with subsidiary banks, equity investments in subsidiaries, advances to subsidiaries, receivables from subsidiaries, and other miscellaneous assets. The principal obligations of the Parent Company are principal and interest on master notes, long-term debt, and redeemable capital securities. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from issuance of long-term debt and master notes. The primary uses of funds by the Parent Company are for the retirement of common stock, investments in subsidiaries, advances to subsidiaries, dividend payments to shareholders, and interest and principal payments due on long-term debt and master notes.

The primary source of funds used for Parent Company cash requirements has been dividends declared from the Subsidiary Banks, which totaled $977.1 million during 2004, and proceeds from the issuance of long-term debt, which totaled $599.7 million in 2004. Funds raised through master note agreements with commercial clients are placed on deposit with bank subsidiaries primarily for their use in meeting short-term funding needs and, to a lesser extent, to support the short-term temporary cash needs of the Parent Company. At December 31, 2004 and 2003, master note balances totaled $910.2 million and $941.1 million, respectively.

During 2003, BB&T filed a shelf registration with the Securities and Exchange Commission to provide for the issuance of up to $2.0 billion of securities, which could include unsecured debt securities, shares of common stock, shares of preferred stock, stock purchase contracts, stock purchase units, warrants to purchase debt securities, preferred stock or common stock, or units consisting of a combination of these. During 2003, BB&T issued $1.0 billion of subordinated notes under this registration. On October 27, 2004, BB&T issued $600.0 million of subordinated notes leaving $400.0 million available for issuance under this universal shelf registration.

The Parent Company had six issues of subordinated notes outstanding totaling $3.4 billion at December 31, 2004, and had five issues of subordinated notes outstanding which totaled $2.8 billion at December 31, 2003. Please refer to Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” for additional information with respect to these subordinated notes.

BB&T’s Subsidiary Banks have several major sources of funding to meet their liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional certificates of deposit, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, participation in the Treasury, Tax and Loan and Special Direct Investment programs with the Federal Reserve, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered certificates of deposit and a borrower in custody program with the Federal Reserve for the discount window.

Management believes current sources of liquidity are adequate to meet BB&T’s current requirements and plans for continued growth. See Note 6 “Premises and Equipment,” Note 10 “Long-Term Debt” and Note 14 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

The following table presents, as of December 31, 2004, BB&T’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. Further discussion of the nature of each obligation is included in Note 14 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

Table 20

Contractual Obligations and Other Commitments

December 31, 2004

	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
Contractual Cash Obligations
Long-term debt	$11,417,658	$150,462	$2,612,955	$29,292	$8,624,949
Capital lease obligations (1)	3,540	325	611	536	2,068
Operating leases	627,110	100,782	157,160	112,019	257,149
Commitments to fund affordable housing investments	215,244	103,700	89,541	21,909	94
Time deposits	27,535,078	18,795,313	2,763,341	2,664,819	3,311,605

Total contractual cash obligations	$39,798,630	$19,150,582	$5,623,608	$2,828,575	$12,195,865

(1)	Including interest.

BB&T’s significant commitments include certain investments in affordable housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to its investments. At December 31, 2004, BB&T’s investments in such projects totaled $257.7 million, which includes outstanding commitments of $215.2 million. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s Subsidiary Banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and commitments made.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2004, do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in Note 1 “Summary of Significant Accounting Policies” and Note 18 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”

In the ordinary course of business, BB&T indemnifies its officers and directors to the fullest extent permitted by law against liabilities arising from litigation. BB&T also issues standard representation warranties in underwriting agreements, merger and acquisition agreements, loan sales, brokerage activities and other similar arrangements. Counterparties in many of these indemnifications provide similar indemnifications to BB&T. Although these agreements often do not specify limitations, BB&T has not been required to act on the guarantees and does not believe that any payments pursuant to them would materially change the financial condition or results of operations of BB&T.

Merger and acquisition agreements of businesses other than financial institutions occasionally include additional incentives to the acquired entities to offset the loss of future cash flows previously received through ownership positions. Typically, these incentives are based on the acquired entity’s contribution to BB&T’s earnings compared to agreed-upon amounts. When offered, these incentives are typically issued for terms of three to eight years. As certain provisions of these agreements do not specify dollar limitations, it is not possible to quantify the maximum exposure resulting from these agreements.

In the normal course of business, BB&T is also a party to financial instruments to meet the financing needs of clients and to mitigate exposure to interest rate risk. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements. Further discussion of these commitments is included in Note 14 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

BB&T contracts with an independent third party for the disbursement of official checks. Under the terms of the agreement, BB&T acts as an agent for the third party in the issuance of official checks. Funds received from the buyers of official checks are transferred to the third party issuer to cover the checks when they are ultimately presented for payment. But for this arrangement with the third party, these funds would have remained at BB&T in the form of noninterest-bearing deposits. The official check program is contractually arranged to substantially limit BB&T’s exposure to loss, as the third party is required to invest the funds received and maintain a 1:1 relationship between outstanding checks and the balances available to cover the checks. BB&T monitors this relationship through a reconciliation process. The third party has provided a letter of credit from another bank in favor of BB&T and has access to a revolving line of credit to further mitigate any risk that there would be inadequate funds to cover the outstanding balance of official checks sold. However, in the event that the third party failed to honor official checks BB&T had sold as its agent, it is likely that BB&T would choose to reimburse the purchasers, though not contractually obligated to do so. At December 31, 2004, the third party issuer had outstanding official checks that had been sold by BB&T totaling $516.7 million.

BB&T’s significant commitments and obligations are summarized in the accompanying table. Not all of the commitments presented in the table will be utilized; thus the actual cash requirements are likely to be significantly less than the amounts reported.

Table 21

Summary of Significant Lending Commitments

December 31, 2004

(Dollars in thousands)

Lines of credit	$10,841,533
Commercial letters of credit	31,515
Standby letters of credit	2,030,503
Other commitments (1)	14,057,903

Total other commitments	$26,961,454

(1)	Other commitments include unfunded business loan commitments, unfunded overdraft protection on demand deposit accounts and other unfunded commitments to lend.

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

The capital of the subsidiaries is regularly monitored to determine if the levels that management believes are the most beneficial and efficient for their operations are maintained. Management intends to maintain capital at BB&T’s Subsidiary Banks at levels that will result in the banks being classified as “well-capitalized” for regulatory purposes. Further, it is management’s policy to maintain capital levels at the Subsidiary Banks that result in regulatory risk-based capital ratios that target a Tier 1 leverage ratio of 7.0%. If the capital levels of the banking subsidiaries increase above these guidelines, excess capital may be transferred to the Parent Company, subject to regulatory and other operating considerations, in the form of special dividend payments.

As is the case with the Subsidiary Banks, management also regularly monitors the capital position of BB&T on a consolidated basis. In this regard, management’s policy is to maintain capital at levels that will result in BB&T being classified as “well-capitalized” for regulatory purposes. Further, it is management’s intention to maintain consolidated capital levels that result in regulatory risk-based capital ratios that are in line with peers and to maintain a Tier 1 leverage ratio in the range of 7.0% to 8.0%. Payments of cash dividends to BB&T’s shareholders, which have generally been in the range of 40.0% to 50.0% of earnings over the last six years, and repurchases of common shares are the methods used to manage any excess capital generated. In addition, management closely monitors the Parent Company’s double leverage ratio (investments in subsidiaries as a percentage of stockholders’ equity) with the intention of maintaining the ratio below 125.0%. The active management of the subsidiaries’ equity capital, as described above, is the process utilized to manage this important driver of Parent Company liquidity and is a key element in the management of BB&T’s capital position.

Shareholders’ Equity

Shareholders’ equity totaled $10.9 billion at December 31, 2004, an increase of $939.7 million, or 9.5%, from year-end 2003. During 2004, BB&T issued 19.7 million shares in connection with business combinations, the exercise of stock options and other stock-based incentive plans, which increased shareholders’ equity by $696.0 million. Additionally, growth of $802.4 million in shareholders’ equity resulted from BB&T’s earnings retained after dividends to shareholders. This growth was partially offset by a $133.1 million decrease in accumulated other comprehensive income primarily related to available for sale securities, net of deferred income taxes, and by the repurchase of 11.3 million shares of common stock at a cost of $441.4 million.

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

Tier 1 capital is calculated as common shareholders’ equity, excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets, net of applicable deferred income taxes, and certain nonfinancial equity investments. Tier 1 capital is required to be at least 4% of risk-weighted assets, and total capital (the sum of Tier 1 capital, a qualifying portion of the allowance for credit losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier 1 capital.

BB&T’s Tier 2 and total regulatory capital have included subordinated notes outstanding under BB&T’s Indenture Regarding Subordinated Securities (“Subordinated Indenture”), dated as of May 24, 1996. In December 2003, BB&T determined that this Indenture included certain provisions that did not comply with the Federal Reserve’s Tier 2 capital guidelines. BB&T was instructed by the Federal Reserve staff to exclude approximately $1.4 billion of such notes from its calculation of Tier 2 capital and total regulatory capital for purposes of BB&T’s Federal Reserve filings beginning December 31, 2003. The exclusion of these notes from BB&T’s regulatory capital did not affect the rights of the note holders in any way and BB&T remains in full compliance with the terms of all notes outstanding under the Subordinated Indenture. On December 23, 2003, BB&T amended the Subordinated Indenture in a manner that made the provisions referred to above inapplicable to subordinated debt issued after the date of the amendment. On October 27, 2004, BB&T issued an additional $600 million of subordinated notes under the amended Subordinated Indenture.

During the third quarter of 2004, BB&T solicited and received the consent of the majority of holders of two outstanding issues of subordinated debt totaling $1.1 billion to amend the terms of the notes and certain provisions of the Subordinated Indenture under which the notes were issued that prevented the notes from qualifying as Tier 2 capital. On September 24, 2004, BB&T amended the Subordinated Indenture and the terms of the notes to permit BB&T to include the notes in its calculation of Tier 2 capital and total regulatory capital for purposes of Federal Reserve filings. This resulted in the total risk-based capital ratio increasing to 14.5% at December 31, 2004 compared to 12.5% at December 31, 2003. As of December 31, 2004, BB&T’s consolidated Tier 2 capital included approximately $3.0 billion of subordinated debt issued by BB&T and Branch Bank.

In addition to the risk-based capital measures described above, regulators have also established minimum leverage capital requirements for banking organizations. This is the primary measure of capital adequacy used by management and is calculated by dividing period-end Tier 1 capital by average tangible assets for the most recent quarter. The minimum required Tier 1 leverage ratio ranges from 3% to 5% depending upon Federal bank regulatory agency evaluations of an organization’s overall safety and soundness. BB&T’s regulatory capital and ratios are set forth in the following table.

Table 22

Capital—Components and Ratios

	December 31,
	2004	2003
	(Dollars in thousands)
Tier 1 capital	$6,687,082	$6,166,160
Tier 2 capital	3,884,044	2,045,514

Total regulatory capital	$10,571,126	$8,211,674

Risk-based capital ratios:
Tier 1 capital	9.2%	9.4%
Total regulatory capital	14.5	12.5
Tier 1 leverage ratio	7.1	7.2

Common Stock and Dividends

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of the Subsidiary Banks to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments. The Corporation’s policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. BB&T’s common dividend payout ratio, computed by dividing dividends paid per common share by basic earnings per common share, was 47.52% in 2004 as compared to 58.37% in 2003. BB&T’s annual cash dividends paid per common share increased 9.8% during 2004 to $1.34 per common share for the year, as compared to $1.22 per common share in 2003. This increase marked the 33rd consecutive year that the Corporation’s annual cash dividend paid to shareholders has been increased. A discussion of dividend restrictions is included in Note 15 “Regulatory Requirements and Other Restrictions” in the “Notes to Consolidated Financial Statements” and in the “Regulatory Considerations” section.

BB&T’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BBT”. BB&T’s common stock was held by approximately 255,000 total shareholders at December 31, 2004 compared to approximately 261,000 at December 31, 2003. The accompanying table, “Quarterly Summary of Market Prices and Dividends Paid on Common Stock,” sets forth the quarterly high and low trading prices and closing sales prices for BB&T’s common stock and the dividends paid per share of common stock for each of the last eight quarters.

Table 23

Quarterly Summary of Market Prices and Cash Dividends Paid on Common Stock

	2004				2003
	Sales Prices			Cash Dividends Paid	Sales Prices			Cash Dividends Paid
	High	Low	Last		High	Low	Last
Quarter Ended:
March 31	$38.80	$34.48	$35.30	$.32	$38.80	$30.66	$31.43	$.29
June 30	37.91	33.02	36.97	.32	35.93	31.42	34.30	.29
September 30	40.46	36.38	39.69	.35	38.19	33.72	35.91	.32
December 31	43.25	38.67	42.05	.35	39.69	35.98	38.64	.32

Year	$43.25	$33.02	$42.05	$1.34	$39.69	$30.66	$38.64	$1.22

Share Repurchases

BB&T has periodically repurchased shares of its own common stock. During the years ended December 31, 2004, 2003 and 2002, BB&T repurchased 11.3 million shares, 21.5 million shares and 21.8 million shares of common stock, respectively. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued.

On August 26, 2003, BB&T’s Board of Directors granted authority for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors.

The following table presents the common stock repurchases made by BB&T during the fourth quarter of 2004 and the remaining shares that may be repurchased under the August 26, 2003 Board authorization:

Share Repurchase Activity

	2004
	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
October 1-31	558,933	$39.72	557,900	38,613,900
November 1-30	1,026,332	42.42	1,018,900	37,595,000
December 1-31	2,157,727	42.34	2,148,100	35,446,900

Total	3,742,992	$41.97	3,724,900	35,446,900

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of stock options under BB&T’s stock option plans.
(2)	Excludes commissions.

Segment Results

BB&T’s operations are divided into seven reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Insurance Services, Investment Banking and Brokerage, Specialized Lending, and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 20 “Operating Segments,” in the “Notes to Consolidated Financial Statements” herein, for additional disclosures related to BB&T’s operating segments, the internal accounting and reporting practices utilized to manage these segments and financial disclosures for these segments. Fluctuations in noninterest income from external customers and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis. Merger-related expenses in 2004, 2003 and 2002 and the loss on early extinguishment of debt incurred in 2003 are retained in the corporate office and are excluded from segment results as presented herein.

Banking Network

The Banking Network experienced faster growth in 2004 compared to 2003, with strong internal loan and deposit growth and contributions from the acquisition of Republic. The total Banking Network was composed of 1,413 banking offices at the end of 2004, up from 1,359 banking offices at December 31, 2003. Net interest income for the Banking Network totaled $3.1 billion, an increase of $677.0 million, or 28.0%, compared to 2003. Net interest income for 2003 amounted to $2.4 billion, an increase of $267.1 million, or 12.4%, compared to 2002. The increase in net interest income in 2004 is composed of a 23.4% increase in net interest income from external customers and a 38.5% increase in the net credit generated by the internal funds transfer pricing (“FTP”) system. The increase in net intersegment interest income reflects additional FTP credits allocated to the segment because of deposit and loan balances acquired from Republic and stronger internal growth. The increase in net interest income from external customers was also due to the acquisition of Republic and growth in commercial and consumer loans.

The provision for loan and lease losses increased $21.2 million, or 9.4%, from 2003 to 2004. The increase was primarily due to added provisions as a result of Republic and loan growth. The 2003 provision reflected a smaller increase of $9.7 million, or 4.5%, compared to 2002.

Noninterest income produced from external customers in the Banking Network increased $115.4 million, or 16.4% during 2004, due primarily to growth in service charges on deposits and other nondeposit fees and commissions. Noninterest income allocated from other segments decreased $83.9 million, or 18.6% due to lower intersegment revenue related to mortgage banking income, which was down significantly compared to 2003. Comparing 2003 to 2002, noninterest income from external customers increased $117.4 million, or 20.0%, and intersegment noninterest income increased $105.5 million, or 30.5%. Noninterest expenses incurred within the Banking Network were flat, increasing less than 1% in 2004 compared with 2003 because of the integration of past acquisitions and resulting cost savings, while noninterest expenses allocated to the Banking Network increased $54.1 million, or 10.9%, which resulted from growth within the segment and the acquisition of Republic. Comparing 2003 to 2002, noninterest expense increased $195.5 million, or 18.3%, and noninterest expenses allocated to the Banking Network decreased $82.9 million, or 14.3%. The decrease in allocated expenses in 2003 resulted from a refinement in the allocation methodologies during 2003 to allocated expenses based on loan and deposit volumes and total segment assets or full-time equivalent employees assigned to the segment, as applicable.

The provision for income taxes allocated to the Banking Network increased $247.8 million, or 51.2%, because of a 39.6% increase in pretax income, as well as an increase in the effective tax rate compared to 2003. The 2003 provision for income taxes increased $141.3 million, or 41.2%, compared to 2002, also due to increases in pretax income and the effective tax rate.

Total identifiable assets for the Banking Network increased $4.6 billion, or 9.6%, to a total of $52.0 billion, compared to 2003, which reflected an increase of $7.5 billion, or 18.8%, compared to 2002. These increases were largely due to acquisitions completed during the past two years.

Mortgage Banking

Mortgage interest rates increased during the first half of 2004, slowing originations and refinance activity. BB&T’s mortgage originations totaled $10.0 billion in 2004, essentially half the 2003 mortgage origination volume. BB&T’s residential mortgage servicing portfolio totaled $37.8 billion at year-end 2004 compared to $36.6 billion at December 31, 2003.

Net interest income for the Mortgage Banking segment totaled $332.3 million, down $51.3 million, or 13.4%, compared to 2003 primarily as a result of higher funding costs associated with higher rates and the flattening of the yield curve in the second half of 2004. Net interest income for 2003 reflected an increase of $74.5 million, or 24.1%, compared with 2002. These fluctuations reflect the favorable rate environment in 2003 that produced record origination volume and strong warehouse balances compared to higher rates in 2004 that reduced the Mortgage Banking segment’s profitability.

The provision for loan and lease losses increased $1.9 million from 2003 to 2004. This increase resulted primarily from BB&T’s decision to retain, rather than sell, an additional $3.6 billion of mortgage loans during 2003 and 2004 and, in so doing, BB&T recorded additional provisions for loan losses related to these retained mortgage loans. The provision for loan and lease losses increased $3.6 million from 2002 to 2003 because the mortgage retention strategy began mid-year 2003.

Noninterest income produced from external customers of the Mortgage Banking segment decreased $45.2 million, or 27.7% compared to 2003 due to a substantial decrease in residential mortgage production revenues. From 2002 to 2003, noninterest income from external customers increased $118.4 million, or 263.4%, because production and servicing revenues were increasing due to high origination volume in 2003. Noninterest expenses incurred within the Mortgage Banking segment decreased $9.3 million, or 16.6%, primarily as a result of lower mortgage-related incentive compensation costs compared to 2003, while noninterest expenses allocated to Mortgage Banking increased $7.7 million, or 65.7%. Comparing 2003 to 2002, noninterest expenses incurred by the Mortgage Banking segment increased $8.2 million, or 17.2% due to higher mortgage loan incentive compensation, while intersegment noninterest expenses decreased $17.9 million, or 60.5%. The decrease in expenses allocated to the Mortgage Banking segment during 2003 was due to the refinement of BB&T’s expense allocation methodologies as discussed above.

The provision for income taxes allocated to the Mortgage Banking segment decreased $21.9 million, or 15.0%, due to lower pretax income compared to 2003. For 2003, the provision for income taxes increased $68.7 million, or 89.2%, compared to 2002, due to substantial growth in pretax income.

Total identifiable assets for the Mortgage Banking segment increased $213.5 million, or 1.7%, from 2003 to 2004, and $1.5 billion, or 14.4%, from 2002 to 2003, reflecting the record mortgage origination volumes and retention during the last two years, as previously discussed.

Trust Services

Net interest income for the Trust Services segment totaled $6.1 million, a decrease of $17.0 million, or 73.7%, compared to 2003. This decrease is composed of an 80.4% decrease in net interest expense paid to external customers combined with a 76.1% decrease in the net credit for funds as calculated by BB&T’s internal FTP system. Net interest income in 2003, which totaled $23.0 million, was $4.4 million, or 16.2% less than the income recorded in 2002. These changes were caused by the declining interest rate environment and the level of funds on deposit generated by trust activities during the past two years.

Noninterest income from external customers totaled $130.3 million, an increase of $14.3 million, or 12.3% during 2004. Noninterest income from external customers amounted to $116.0 million in 2003, an increase of $18.1 million, or 18.5%, compared to 2002. The revenue increase in 2004 was primarily due to recent acquisitions and increases in mutual fund and estate management revenues. Noninterest expenses incurred by Trust Services increased $9.3 million, or 10.3%, while noninterest expenses allocated to Trust Services increased $1.0 million. For 2003, noninterest expense incurred by Trust Services increased $10.9 million, or 13.6%, while expenses allocated to the Trust Services segment were essentially unchanged from 2002.

The provision for income taxes allocated to Trust Services decreased $3.1 million, or 25.5%, due to lower pretax income compared to 2003. Comparing 2003 and 2002, the provision for income taxes increased $1.8 million, or 17.0%, due to higher pretax income and a higher effective tax rate compared to 2002. Total identifiable segment assets for Trust Services increased 25.3% to a total of $104.8 million at December 31, 2004, compared to 2003, and increased 6.3% from 2002 to 2003, primarily due to acquisitions of financial institutions.

Insurance Services

Noninterest income produced from external customers by the Insurance Services segment totaled $603.4 million during 2004, an increase of $230.4 million, or 61.8%, compared to 2003. During 2003, noninterest income from external customers amounted to $373.0 million, an increase of $84.3 million, or 29.2%, compared to 2002. Internal growth combined with the expansion of BB&T’s insurance agency network and insurance brokerage operations through acquisitions during the last two years were responsible for this strong growth. For 2004, noninterest expenses incurred within the Insurance Services segment increased $186.9 million, or 65.1% from 2003, while noninterest expenses allocated to the segment in 2004 increased $4.2 million, or 28.1%. For 2003, noninterest expenses incurred within Insurance Services increased $65.9 million, or 29.8% from 2002, while allocated corporate expenses decreased $8.8 million from 2002. The overall increase in noninterest expenses within the Insurance Services segment principally resulted from the continued expansion of the BB&T insurance agency network and resulting additional allocated expenses.

The provision for income taxes allocated to Insurance Services increased $17.1 million, or 60.7% in 2004 compared to 2003 and $10.0 million, or 54.9% in 2003 compared to 2002, consistent with the growth in pretax income during the past two years. Total identifiable segment assets for Insurance Services increased 92.4% to a total of $1.8 billion in 2004 primarily due to the acquisition of insurance agencies, the largest of which was the acquisition of McGriff. During 2003, total identifiable segment assets increased 29.4%, also due to insurance agency acquisitions.

Specialized Lending

BB&T’s Specialized Lending segment continued to expand during 2004 compared to 2003 and 2002. Net interest income from external customers totaled $278.2 million, up $53.5 million, or 23.8%, compared to 2003. Net interest income from external customers in 2003 amounted to $224.7 million, an increase of $38.8 million, or 20.9%, compared with 2002. These increases were caused by broader diversification among the specialty finance alternatives offered to clients by the business units comprising the Specialized Lending segment. Also, loans in Specialized Lending produce higher yields than the overall portfolio, creating these increases in net interest income. In addition, interest-earning assets have grown more rapidly in this segment than in the Banking Network, with average loans growing 19.7% in 2004 compared to 2003.

The provision for loan and lease losses totaled $91.9 million in 2004, an increase of $4.2 million, or 4.8%, compared to 2003. The provision for loan and lease losses amounted to $87.7 million for 2003, an increase of $24.8 million, or 39.4%, compared to 2002. Due to the generally higher credit risk profiles of the clients of Specialized Lending, loss rates are expected to be higher than conventional bank lending. Loss rates are also affected by shifts in the portfolio mix of the underlying subsidiaries. The growth in this segment has required additional provisions for loan and leases losses.

Noninterest income produced from external customers totaled $53.4 million in 2004, a decrease of $1.3 million, or 2.3% compared to 2003, which reflected a decrease of $3.4 million, or 5.8%, compared to 2002. The 2004 decrease was primarily due to changes in the mix of product offerings and associated fees. For 2004, noninterest expenses incurred within the Specialized Lending segment increased $16.3 million, or 14.0% compared to 2003, while allocated corporate expenses increased $6.0 million, or 64.3% from 2003 to 2004. Comparing 2003 and 2002, noninterest expenses incurred within the Specialized Lending segment increased $8.3 million, or 7.7%, and allocated corporate expenses decreased $3.4 million. The increases in noninterest expenses incurred within the Specialized Lending segment primarily resulted from increased performance incentive compensation and personnel expenses.

The provision for income taxes allocated to the Specialized Lending segment increased $6.3 million, or 31.1%, consistent with higher pretax income in 2004. For 2003, the provision for income taxes decreased $1.1 million, or 5.1%, compared to 2002 due to a decrease in the effective tax rate.

Total identifiable assets for the Specialized Lending segment increased $506.4 million, or 24.3%, from 2003 to 2004, and $301.8 million, or 17.0%, from 2002 to 2003, due to internal growth and branch expansion during the last two years.

Investment Banking and Brokerage

Net interest income for the Investment Banking and Brokerage segment totaled $7.8 million, an increase of $1.0 million compared to 2003. Net interest income in 2003 amounted to $6.7 million, a decrease of 9.7% compared to 2002. Fluctuations in net interest income in this segment are largely due to fluctuations in interest rates and the performance of the market. Noninterest income produced from external customers during 2004 totaled $274.9 million, an increase of $22.1 million, or 8.7% compared to 2003. For 2003, noninterest income from external customers amounted to $252.9 million, an increase of $37.1 million, or 17.2% compared to 2002. These increases resulted from higher fixed income securities underwriting fees, retail brokerage fees and investment banking income in both years. Noninterest expenses incurred within the Investment Banking and Brokerage segment totaled $238.5 million in 2004, an increase of $22.6 million, primarily as a result of higher incentive compensation, while allocated corporate expenses increased $5.0 million. Comparing 2003 and 2002, noninterest expenses incurred by the Investment Banking and Brokerage segment increased $24.3 million, and allocated corporate expenses decreased $5.8 million.

The provision for income taxes allocated to the Investment Banking and Brokerage segment decreased $1.7 million during 2004 compared to 2003, which in turn was $6.9 million higher than 2002. These fluctuations were consistent with the fluctuations in pretax income in both 2004 and 2003. Total identifiable assets for the Investment Banking and Brokerage segment decreased to a total of $885.3 million at December 31, 2004, compared to 2003. For 2003, total identifiable segment assets decreased $35.3 million.

Treasury

Net interest income for the Treasury segment totaled $155.5 million in 2004, a decrease of $111.6 million, or 41.8%, compared to 2003. For 2003, net interest income amounted to $267.1 million, a decrease of $513.5 million, or 65.8% compared with 2002. These fluctuations were principally due to fluctuations in interest rates and the returns in the investment portfolios held by the Treasury segment. Noninterest income produced from external customers decreased $139.5 million during 2004, and, for 2003, noninterest income from external customers decreased $35.7 million. These decreases were primarily due to substantial decreases in gains on sales of securities in both years. Noninterest expenses incurred within the Treasury segment decreased $.5 million, or 8.0%, while allocated corporate expenses also decreased $.5 million. For 2003, noninterest expenses within the Treasury segment increased $1.1 million, and allocated corporate expenses decreased $.7 million.

The provision for income taxes allocated to the Treasury segment decreased $68.3 million due to a similar decrease in pretax income. In 2003, the provision for income taxes decreased $161.5 million, due to a decrease in pretax income. Total identifiable assets for the Treasury segment decreased $1.8 billion, or 8.7% during 2004 to a total of $18.5 billion. For 2003, total identifiable segment assets for the Treasury segment increased $3.8 billion or 23.4%.

Fourth Quarter Results

Net income for the fourth quarter of 2004 was $416.9 million, compared to $305.0 million for the comparable period of 2003. On a per share basis, diluted net income for the fourth quarter of 2004 was $.75 compared to $.55 for the same period a year ago. Annualized returns on average assets and average shareholders’ equity were 1.68% and 15.21%, respectively, for the fourth quarter of 2004, compared to 1.34% and 11.98%, respectively, for the fourth quarter of 2003.

Net interest income amounted to $846.0 million for the fourth quarter of 2004, a decrease of 3.9% compared to $879.9 million for the same period of 2003. Noninterest income totaled $548.2 million for the fourth quarter of 2004, up 17.4% from $466.9 million earned during the fourth quarter of 2003. BB&T’s noninterest expense for the fourth quarter of 2004 totaled $710.8 million, down 2.7% from the $730.4 million recorded in the fourth quarter of 2003.

The fourth quarter 2004 provision for credit losses increased 12.2% to $65.2 million, compared to $58.1 million for the fourth quarter of 2003. The fluctuation in the quarterly provision is a reflection of actual credit losses experienced during each quarter as well as management’s judgment as to the adequacy of the allowance for loan and lease losses and reserve for unfunded lending commitments at the end of each quarter.

The fourth quarter 2004 provision for income taxes totaled $201.3 million compared to $253.3 million for the same period of 2003, a decrease of 20.5%. The provision for income taxes for the fourth quarter of 2003 included an adjustment related to deferred income taxes, which is discussed in the “Provision for Income Taxes” section herein.

The accompanying table, “Quarterly Financial Summary—Unaudited,” presents condensed information relating to quarterly periods in the years ended December 31, 2004 and 2003.

Table 24

Quarterly Financial Summary—Unaudited

	2004				2003
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Consolidated Summary of Operations:
Net interest income	$846,041	$855,656	$839,703	$806,823	$879,949	$806,458	$703,420	$692,178
Provision for credit losses	65,153	57,165	63,533	63,418	58,088	64,997	61,500	63,000
Securities (losses) gains, net	52	6,590	2	(511)	(7,529)	(9,994)	109,500	34,234
Other noninterest income	548,127	526,239	562,774	475,998	474,388	504,608	332,165	389,967
Noninterest expense	710,839	710,408	740,239	734,377	730,392	1,099,480	631,489	583,368
Provision for income taxes	201,344	208,027	198,601	156,015	253,301	20,704	135,859	142,263

Net income	$416,884	$412,885	$400,106	$328,500	$305,027	$115,891	$316,237	$327,748

Basic earnings per share	$.76	$.75	$.72	$.60	$.56	$.21	$.67	$.70

Diluted earnings per share	$.75	$.74	$.72	$.60	$.55	$.21	$.67	$.69

Selected Average Balances:
Assets	$98,541,446	$97,129,491	$97,286,405	$92,112,359	$90,116,726	$90,845,816	$81,012,962	$79,154,304
Securities, at amortized cost	18,880,095	18,416,752	18,378,505	17,188,281	16,937,451	17,423,216	17,432,923	16,428,321
Loans and leases (1)	67,444,813	66,878,307	66,863,486	63,220,144	61,691,059	61,519,643	54,380,475	53,709,137
Total earning assets	86,985,622	85,864,315	85,796,286	81,106,084	79,219,029	79,576,603	72,328,277	70,589,468
Deposits	66,453,758	65,246,428	65,996,826	61,544,550	61,268,006	61,889,773	52,861,339	51,613,112
Federal funds purchased, securities sold under repurchase agreements and short-term debt	6,053,669	7,029,258	6,682,835	6,597,199	6,006,630	5,763,994	4,744,761	4,019,301
Long-term debt	11,489,627	10,759,965	10,668,414	10,621,546	9,936,570	10,205,592	13,173,214	13,582,346
Total interest-bearing liabilities	71,560,607	71,159,539	71,684,390	68,018,298	66,243,726	66,835,963	62,452,487	61,527,349
Shareholders’ equity	10,907,344	10,648,868	10,608,131	10,218,527	10,099,916	10,215,142	7,745,395	7,477,149

(1)	Loans and leases are net of unearned income and include loans held for sale.

SIX YEAR FINANCIAL SUMMARY AND SELECTED RATIOS

(Dollars in thousands, except per share data)

	As of / For the Years Ended December 31,						Five Year Compound Growth Rate
	2004	2003	2002	2001	2000	1999
Summary of Operations
Interest income	$4,546,695	$4,354,792	$4,434,044	$4,848,615	$4,878,409	$4,233,162	1.4%
Interest expense	1,198,472	1,272,787	1,686,584	2,414,936	2,563,912	2,038,453	(10.1)

Net interest income	3,348,223	3,082,005	2,747,460	2,433,679	2,314,497	2,194,709	8.8
Provision for credit losses	249,269	247,585	263,700	224,318	147,187	126,559	14.5

Net interest income after provision credit losses	3,098,954	2,834,420	2,483,760	2,209,361	2,167,310	2,068,150	8.4
Noninterest income	2,119,271	1,827,339	1,541,247	1,293,141	819,060	913,062	18.3
Noninterest expense	2,895,863	3,044,729	2,234,310	2,142,074	1,973,364	1,825,302	9.7

Income before income taxes and cumulative effect of change in accounting principle	2,322,362	1,617,030	1,790,697	1,360,428	1,013,006	1,155,910	15.0
Provision for income taxes	763,987	552,127	497,468	386,790	314,518	377,185	15.2

Income before cumulative effect of change in accounting principle	1,558,375	1,064,903	1,293,229	973,638	698,488	778,725	14.9
Cumulative effect of change in accounting principle	—	—	9,780	—	—	—	NM

Net income	$1,558,375	$1,064,903	$1,303,009	$973,638	$698,488	$778,725	14.9

Per Common Share
Average shares outstanding (000’s):
Basic	551,661	509,851	473,304	453,188	450,789	447,569	4.3
Diluted	556,041	514,082	478,793	459,269	456,214	454,771	4.1
Basic earnings per share
Income before cumulative effect of change in accounting principle	$2.82	$2.09	$2.73	$2.15	$1.55	$1.74	10.1
Cumulative effect of change in accounting principle	—	—	.02	—	—	—	NM

Net income	$2.82	$2.09	$2.75	$2.15	$1.55	$1.74	10.1

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$2.80	$2.07	$2.70	$2.12	$1.53	$1.71	10.4
Cumulative effect of change in accounting principle	—	—	.02	—	—	—	NM

Net income	$2.80	$2.07	$2.72	$2.12	$1.53	$1.71	10.4

Cash dividends paid per share	$1.34	$1.22	$1.10	$.98	$.86	$.75	12.3

Book value per share	$19.76	$18.33	$15.70	$13.50	$11.96	$10.30	13.9

NM= Not meaningful.

SIX YEAR FINANCIAL SUMMARY AND SELECTED RATIOS—Continued

(Dollars in thousands, except per share data)

	As of / For the Years Ended December 31,						Five Year Compound Growth Rate
	2004	2003	2002	2001	2000	1999
Average Balances
Securities, at amortized cost	$18,218,272	$17,057,880	$16,939,089	$15,886,732	$15,241,243	$14,820,477	4.2%
Loans and leases (1)	66,107,479	57,857,069	50,851,417	46,587,780	41,933,641	37,819,870	11.8
Other assets	11,950,243	10,412,779	7,988,527	6,348,517	4,638,531	4,410,712	22.1

Total assets	$96,275,994	$85,327,728	$75,779,033	$68,823,029	$61,813,415	$57,051,059	11.0

Deposits	$64,816,072	$56,948,158	$49,118,108	$44,241,881	$41,415,940	$38,741,240	10.8
Long-term debt	10,886,199	11,710,281	12,134,712	11,030,312	7,705,449	6,207,966	11.9
Other liabilities	9,977,009	7,774,057	7,412,723	7,748,647	7,780,591	7,469,542	6.0
Shareholders’ equity	10,596,714	8,895,232	7,113,490	5,802,189	4,911,435	4,632,311	18.0

Total liabilities and shareholders’ equity	$96,275,994	$85,327,728	$75,779,033	$68,823,029	$61,813,415	$57,051,059	11.0

Period End Balances
Total assets	$100,508,641	$90,466,613	$80,216,816	$70,869,945	$66,552,823	$59,380,433	11.1
Deposits	67,699,337	59,349,785	51,280,016	44,733,275	43,877,319	39,319,012	11.5
Long-term debt	11,419,624	10,807,700	13,587,841	11,721,076	8,646,018	6,222,561	12.9
Shareholders’ equity	10,874,474	9,934,731	7,387,914	6,150,209	5,419,809	4,640,189	18.6
Selected Ratios
Rate of return on:
Average total assets	1.62%	1.25%	1.72%	1.41%	1.13%	1.36%
Average shareholders’ equity	14.71	11.97	18.32	16.78	14.22	16.81
Dividend payout	47.52	58.37	40.00	45.58	55.48	43.10
Average equity to average assets	11.01	10.42	9.39	8.43	7.95	8.12

(1)	Loans and leases are net of unearned income and include loans held for sale.

CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management concluded that the internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the internal control structure over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and PricewaterhouseCoopers LLP has issued an attestation report on management’s assessment as stated in their report which is included herein.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the management of the Corporation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective so as to enable the Corporation to record, process, summarize and report in a timely manner the information that the Corporation is required to disclose in its Exchange Act reports.

Changes in Internal Control over Financial Reporting

There was no change in the Corporation’s internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BB&T Corporation:

We have completed an integrated audit of BB&T Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of BB&T Corporation and it subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 62, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

Greensboro, North Carolina

February 22, 2005

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(Dollars in thousands, except per share data)

	2004	2003
Assets
Cash and due from banks	$1,782,323	$2,217,961
Interest-bearing deposits with banks	1,003,125	271,157
Federal funds sold and securities purchased under resale agreements or similar arrangements	240,387	332,849
Trading securities at fair value	334,256	693,819
Securities available for sale at fair value	18,838,196	15,562,954
Securities held to maturity at amortized cost (fair value: $125 at December 31, 2004 and $60,125 at December 31, 2003)	125	60,122
Loans held for sale	613,476	725,459
Loans and leases, net of unearned income	67,549,125	61,579,927
Allowance for loan and lease losses	(804,932)	(784,937)

Loans and leases, net	66,744,193	60,794,990

Premises and equipment, net of accumulated depreciation	1,283,546	1,201,342
Goodwill	4,124,241	3,616,526
Core deposit and other intangible assets	513,539	401,944
Other assets	5,031,234	4,587,490

Total assets	$100,508,641	$90,466,613

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$12,246,248	$11,098,251
Savings and interest checking	4,490,214	4,307,069
Money rate savings	23,427,797	20,348,969
Certificates of deposit and other time deposits	27,535,078	23,595,496

Total deposits	67,699,337	59,349,785

Federal funds purchased and securities sold under repurchase agreements	5,387,243	4,866,960
Short-term borrowed funds	1,300,629	2,467,940
Long-term debt	11,419,624	10,807,700
Accounts payable and other liabilities	3,827,334	3,039,497

Total liabilities	89,634,167	80,531,882

Commitments and contingencies (Notes 6 and 14)
Shareholders’ equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or outstanding at December 31, 2004 or at December 31, 2003	—	—
Common stock, $5 par, 1,000,000,000 shares authorized; 550,406,287 issued and outstanding at December 31, 2004 and 541,942,987 issued and outstanding at December 31, 2003	2,752,032	2,709,715
Additional paid-in capital	3,121,716	2,893,812
Retained earnings	5,112,034	4,309,635
Unvested restricted stock	(107)	(310)
Accumulated other comprehensive income (loss), net of deferred income taxes of $(66,662) at December 31, 2004 and $13,010 at December 31, 2003	(111,201)	21,879

Total shareholders’ equity	10,874,474	9,934,731

Total liabilities and shareholders’ equity	$100,508,641	$90,466,613

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

	2004	2003	2002
Interest Income
Interest and fees on loans and leases	$3,851,147	$3,591,402	$3,468,386
Interest and dividends on securities:
Taxable interest income	632,779	682,479	850,467
Tax-exempt interest income	32,831	35,930	40,121
Dividends	18,850	37,322	67,222
Interest on short-term investments	11,088	7,659	7,848

Total interest income	4,546,695	4,354,792	4,434,044

Interest Expense
Interest on deposits	729,660	755,677	1,003,058
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	90,117	58,842	95,823
Interest on long-term debt	378,695	458,268	587,703

Total interest expense	1,198,472	1,272,787	1,686,584

Net Interest Income	3,348,223	3,082,005	2,747,460
Provision for credit losses	249,269	247,585	263,700

Net Interest Income After Provision for Credit Losses	3,098,954	2,834,420	2,483,760

Noninterest Income
Service charges on deposits	523,319	437,524	402,476
Mortgage banking income	110,075	109,423	21,601
Trust income	119,479	113,227	94,463
Investment banking and brokerage fees and commissions	264,789	247,394	210,586
Insurance commissions	619,055	395,820	313,436
Bankcard fees and merchant discounts	102,098	83,927	66,848
Other nondeposit fees and commissions	216,498	180,045	141,654
Securities gains (losses), net	6,133	126,211	170,100
Income from bank-owned life insurance	91,883	98,700	88,613
Other income	65,942	35,068	31,470

Total noninterest income	2,119,271	1,827,339	1,541,247

Noninterest Expense
Personnel expense	1,631,757	1,445,540	1,246,699
Occupancy and equipment expense	415,524	371,167	341,072
Amortization of intangibles	106,348	55,650	20,885
Professional services	75,822	70,518	73,496
Merger-related and restructuring charges	5,518	89,775	39,280
Loss on early extinguishment of debt	—	384,898	—
Loan processing expenses	84,253	78,887	64,225
Other expenses	576,641	548,294	448,653

Total noninterest expense	2,895,863	3,044,729	2,234,310

Earnings
Income before income taxes and cumulative effect of change in accounting principle	2,322,362	1,617,030	1,790,697
Provision for income taxes	763,987	552,127	497,468

Income before cumulative effect of change in accounting principle	1,558,375	1,064,903	1,293,229
Cumulative effect of change in accounting principle	—	—	9,780

Net Income	$1,558,375	$1,064,903	$1,303,009

Per Common Share
Basic Earnings:
Income before cumulative effect of change in accounting principle	$2.82	$2.09	$2.73
Cumulative effect of change in accounting principle	—	—	0.02

Net income	$2.82	$2.09	$2.75

Diluted Earnings:
Income before cumulative effect of change in accounting principle	$2.80	$2.07	$2.70
Cumulative effect of change in accounting principle	—	—	0.02

Net income	$2.80	$2.07	$2.72

Cash dividends paid	$1.34	$1.22	$1.10

Average Shares Outstanding
Basic	551,661,326	509,850,763	473,303,770

Diluted	556,041,033	514,082,392	478,792,558

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings and Other (1)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, December 31, 2001	455,682,560	$2,278,413	$418,565	$3,145,832	$307,399	$6,150,209
Add (Deduct):
Comprehensive income:
Net income	—	—	—	1,303,009	—	1,303,009
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $56,473	—	—	—	—	144,803	144,803
Less: reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $(66,339)	—	—	—	—	(103,761)	(103,761)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	41,042	41,042
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $(11,570)	—	—	—	—	(17,732)	(17,732)

Total comprehensive income	—	—	—	1,303,009	23,310	1,326,319

Common stock issued:
In purchase acquisitions	33,249,184	166,245	1,006,304	—	—	1,172,549
In connection with stock option exercises and other employee benefits, net of cancellations	3,331,716	16,659	43,419	—	—	60,078
Redemption of common stock	(21,811,200)	(109,056)	(691,611)	—	—	(800,667)
Cash dividends declared on common stock, $1.13 per share	—	—	—	(539,190)	—	(539,190)
Other, net	—	—	16,446	2,170	—	18,616

Balance, December 31, 2002	470,452,260	2,352,261	793,123	3,911,821	330,709	7,387,914

Add (Deduct):
Comprehensive income:
Net income	—	—	—	1,064,903	—	1,064,903
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $(153,933)	—	—	—	—	(238,395)	(238,395)
Less: reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $(46,907)	—	—	—	—	(79,304)	(79,304)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	(317,699)	(317,699)
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $5,788	—	—	—	—	8,869	8,869

Total comprehensive income	—	—	—	1,064,903	(308,830)	756,073

Common stock issued:
In purchase acquisitions	90,208,500	451,043	2,742,748	—	—	3,193,791
In connection with stock option exercises and other employee benefits, net of cancellations	2,773,727	13,869	35,396	—	—	49,265
Redemption of common stock	(21,491,500)	(107,458)	(690,453)	—	—	(797,911)
Cash dividends declared on common stock, $1.25 per share	—	—	—	(667,588)	—	(667,588)
Other, net	—	—	12,998	189	—	13,187

Balance, December 31, 2003	541,942,987	2,709,715	2,893,812	4,309,325	21,879	9,934,731

Add (Deduct):
Comprehensive income:
Net income	—	—	—	1,558,375	—	1,558,375
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $(55,843)	—	—	—	—	(95,173)	(95,173)
Less: reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $(2,382)	—	—	—	—	(3,751)	(3,751)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	(98,924)	(98,924)
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $(19,822)	—	—	—	—	(31,137)	(31,137)
Change in minimum pension liability, net of tax of $(1,625)	—	—	—	—	(3,019)	(3,019)

Total comprehensive income	—	—	—	1,558,375	(133,080)	1,425,295

Common stock issued:
In purchase acquisitions	16,179,320	80,897	535,332	—	—	616,229
In connection with stock option exercises and other employee benefits, net of cancellations	3,534,380	17,672	62,077	—	—	79,749
Redemption of common stock	(11,250,400)	(56,252)	(385,109)	—	—	(441,361)
Cash dividends declared on common stock, $1.37 per share	—	—	—	(755,976)	—	(755,976)
Other, net	—	—	15,604	203	—	15,807

Balance, December 31, 2004	550,406,287	$2,752,032	$3,121,716	$5,111,927	$(111,201)	$10,874,474

(1)	Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$1,558,375	$1,064,903	$1,303,009
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	249,269	247,585	263,700
Depreciation	164,180	151,947	143,960
Amortization and accretion of intangibles	106,348	55,650	11,105
Amortization of purchase accounting mark-to-market adjustments, net	26,450	12,080	—
Amortization of premium on debt restructuring	104,684	43,343	—
Discount accretion and premium amortization on securities, net	53,730	34,540	5,030
Net decrease (increase) in trading account securities	472,977	5,995	(50,813)
Loss (gain) on sales of securities, net	(6,133)	(126,211)	(170,100)
Loss (gain) on sales of loans held for sale	(66,404)	(223,048)	(146,092)
Loss (gain) on disposals of premises and equipment, net	32	10,134	(6,604)
Proceeds from sales of loans held for sale	5,389,477	13,323,429	10,965,120
Purchases of loans held for sale	(1,073,114)	(2,600,955)	(2,079,875)
Origination of loans held for sale, net of principal collected	(4,137,976)	(8,847,178)	(9,209,444)
Tax benefit from exercise of stock options	15,604	12,998	16,446
Decrease (increase) in other assets, net	(294,056)	260,987	(768,441)
Increase (decrease) in accounts payable and other liabilities, net	475,350	387,530	555,137
Other, net	(1,197)	5,047	(15,680)

Net cash provided by operating activities	3,037,596	3,818,776	816,458

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	2,339,733	12,344,360	3,570,905
Proceeds from maturities, calls and paydowns of securities available for sale	3,983,555	5,415,647	5,347,939
Purchases of securities available for sale	(7,852,052)	(12,825,159)	(9,097,256)
Proceeds from maturities, calls and paydowns of securities held to maturity	60,372	55,410	10
Purchases of securities held to maturity	(375)	(60,009)	(15,037)
Leases made to customers	(239,676)	(122,994)	(177,732)
Principal collected on leases	163,026	137,205	149,148
Loan originations, net of principal collected	(5,267,671)	(4,133,090)	(1,354,857)
Purchases of loans	(224,076)	(173,193)	(234,406)
Net cash acquired (paid) in business combinations	(57,312)	914,646	827,682
Purchases and originations of mortgage servicing rights	(87,158)	(207,716)	(203,376)
Proceeds from disposals of premises and equipment	26,750	22,499	33,199
Purchases of premises and equipment	(220,218)	(213,225)	(183,961)
Proceeds from sales of foreclosed property or other real estate held for sale	112,720	90,213	59,244
Other, net	—	1,359	—

Net cash provided by (used in) investing activities	(7,262,382)	1,245,953	(1,278,498)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	5,819,603	(1,642,889)	2,290,333
Net increase (decrease) in federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	(730,286)	1,239,643	(1,984,723)
Proceeds from issuance of long-term debt	3,297,508	4,200,741	2,953,291
Repayments of long-term debt	(2,857,488)	(7,036,070)	(1,394,400)
Net proceeds from common stock issued	79,749	49,182	60,078
Redemption of common stock	(441,361)	(797,911)	(800,667)
Cash dividends paid on common stock	(739,071)	(628,118)	(521,878)
Other, net	—	440	—

Net cash provided by (used in) financing activities	4,428,654	(4,614,982)	602,034

Net Increase in Cash and Cash Equivalents	203,868	449,747	139,994
Cash and Cash Equivalents at Beginning of Year	2,821,967	2,372,220	2,232,226

Cash and Cash Equivalents at End of Year	$3,025,835	$2,821,967	$2,372,220

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,181,645	$1,332,108	$1,686,880
Income taxes	345,856	107,318	235,124
Noncash investing and financing activities:
Transfer of securities available for sale to trading securities	—	532,193	—
Transfer of loans to foreclosed property	85,979	88,319	66,634
Transfer of fixed assets to other real estate owned	9,963	45,344	17,780
Transfer of other real estate owned to fixed assets	—	33	242
Securitization of mortgage loans	999,699	—	—
Common stock issued in purchase accounting transactions	616,229	3,193,791	1,172,549

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

NOTE 1.    Summary of Significant Accounting Policies

General

BB&T Corporation (“BB&T”, the “Company” or “Parent Company”) is a financial holding company organized under the laws of North Carolina. Branch Banking and Trust Company (“Branch Bank”); Branch Banking and Trust Company of South Carolina (“BB&T-SC”); Branch Banking and Trust Company of Virginia (“BB&T-VA”), (collectively, the “Banks” or “Subsidiary Banks”), Regional Acceptance Corporation (“Regional Acceptance”), and Scott & Stringfellow, Inc., (“Scott & Stringfellow”) comprise BB&T’s principal direct subsidiaries.

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The following is a summary of BB&T’s more significant accounting policies.

Principles of Consolidation

The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority-owned by BB&T and over which BB&T exercises control. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies acquired in transactions accounted for as purchases are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless accounting principles generally accepted in the United States of America require otherwise.

FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) requires enterprises to evaluate variable interests in entities for which voting interests are not an effective means of identifying controlling financial interests. Variable interests are those in which the value of the interest changes with the fair value of the net assets of the entity exclusive of variable interests. If the results of the evaluation indicate the existence of a primary beneficiary and the entity does not effectively disperse risks among the parties involved, that primary beneficiary is required to consolidate the entity. Likewise, FIN 46R requires the deconsolidation of an entity if the evaluation indicates the requirements for consolidation are not met.

BB&T has variable interests in certain entities including affordable housing partnership interests, historic tax credit partnerships, other partnership interests, and trust-preferred securities, none of which were required to be consolidated.

BB&T generally accounts for unconsolidated partnership investments using the equity method of accounting. In addition to affordable housing partnerships, which represent the majority of unconsolidated investments in variable interest entities, BB&T also has investments and future funding commitments to venture capital entities, small business investment companies and other entities. The maximum potential exposure to losses relative to investments in variable interest entities is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured.

BB&T has investments in certain entities for which BB&T does not have controlling interest. For these investments, the Company records its interest using the equity method with its portion of income or loss being recorded in other noninterest income on the Consolidated Statements of Income. BB&T periodically evaluates these investments for impairment.

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nature of Operations

BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its Subsidiary Banks, which have branches in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana and Washington, D.C. BB&T’s Subsidiary Banks provide a wide range of banking services to individuals and businesses. BB&T’s Subsidiary Banks offer a variety of loans to businesses and consumers, including mortgage loans. BB&T’s loans are primarily to individuals residing in the market areas described above or to businesses located in this geographic area. BB&T’s Subsidiary Banks also market a wide range of deposit services to individuals and businesses. BB&T’s Subsidiary Banks either directly or through their subsidiaries offer lease financing to businesses and municipal governments; discount brokerage services and annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; arranging permanent financing for commercial real estate and providing loan servicing for third party investors; direct consumer finance loans to individuals; payroll processing; and asset management. The direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, and capital markets services.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses and the reserve for unfunded lending commitments, valuation of mortgage servicing rights, valuation of goodwill, intangible assets and other purchase accounting related adjustments, benefit plan obligations and expenses, and tax assets, liabilities and expense.

Business Combinations

BB&T accounts for all business combinations using the purchase method of accounting. Under this method of accounting, the accounts of an acquired entity are included with the acquirer’s accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired (including identifiable intangibles) capitalized as goodwill. BB&T typically provides an allocation period to identify and determine the fair values of the assets acquired and liabilities assumed in business combinations accounted for as purchases. Management currently does not anticipate material adjustments to the assigned values of the assets and liabilities of acquired companies.

To consummate an acquisition, BB&T typically issues common stock and / or pays cash, depending on the terms of the merger agreement. The value of common shares issued in connection with purchase business combinations is determined based on the market price of the securities issued over a reasonable period of time, not to exceed three days before and three days after the measurement date.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, Federal funds sold and securities purchased under resale agreements or similar arrangements. Cash and cash equivalents have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value.

Securities

At date of purchase, BB&T classifies investment securities as held to maturity, available for sale or trading. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to yield using the interest method.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt securities acquired with both the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.

Debt securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions, are classified as available for sale. Equity securities classified as available for sale are primarily comprised of stock issued by the Federal Home Loan Bank of Atlanta and carried at cost, which approximates fair value. All other securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as accumulated other comprehensive income or loss, net of deferred income taxes, in the shareholders’ equity section of the Consolidated Balance Sheets. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in noninterest income.

BB&T evaluates each held to maturity and available for sale security in a loss position for other than temporary impairment. In its evaluation BB&T considers such factors as the length of time and the extent to which the market value has been below cost, the financial condition of the issuer, and BB&T’s ability and intent to hold the security to an expected recovery in market value. Unrealized losses for other than temporary impairment on debt and equity securities are recognized in current period earnings.

Trading account securities, which include both debt and equity securities, are reported at fair value. Market value adjustments, fees, and gains or losses from trading account activities are included in noninterest income. Interest income on trading account securities is included in interest and dividends from securities. Gains or losses realized from the sale of trading securities are determined by specific identification and are included in noninterest income.

During 2003, BB&T transferred $532.2 million of securities available for sale to the trading portfolio and recognized gross losses totaling $19.1 million upon transfer. The transfer was made pursuant to a change in management’s intent with respect to these securities, including more frequent trading activity as part of an economic risk management strategy related to mortgage servicing rights.

Loans Held for Sale

Loans held for sale, which are composed of mortgage and consumer loans, are reported at the lower of cost or market value on an aggregate loan portfolio basis. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold including any deferred origination fees and costs, adjusted for any servicing asset or liability retained. Gains and losses on sales of mortgage loans are included in mortgage banking income. Gains or losses on sales of consumer loans are included in other noninterest income.

Loans and Leases

Loans and leases that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized fees and costs on originated loans and unamortized premiums or discounts on purchased loans and any related unrealized gains/losses on derivatives. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods which approximate the interest method. Discounts and premiums are amortized or accreted to interest income over the estimated life of the loans using methods that approximate the interest method. Commercial loans and substantially all installment loans accrue interest on the unpaid balance of the loans. Lease receivables consist primarily of direct financing leases on rolling stock, equipment and real property, leases to municipalities and investments in leveraged lease transactions. Lease receivables are stated at the total amount of lease payments receivable plus guaranteed residual values, less unearned income. Leveraged leases

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are carried net of nonrecourse debt. Recognition of income over the lives of the lease contracts approximates the interest method. BB&T classifies loans and leases past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent.

Nonperforming Assets

Nonperforming assets include loans and leases on which interest is not being accrued and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of customers’ loan defaults. Loans and leases are generally placed on nonaccrual status when concern exists that principal or interest is not fully collectible, or when principal or interest becomes 90 days past due, whichever occurs first. Certain loans past due 90 days or more may remain on accrual status if management determines that concern over the collectibility of principal and interest is not significant. Generally, when loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectibility of principal and interest.

Assets acquired as a result of foreclosure are carried at the lower of cost or net realizable value. Net realizable value equals fair value less estimated selling costs. Cost is determined based on the sum of unpaid principal, accrued but unpaid interest if not required to be reversed and acquisition costs associated with the loan. Any excess of cost over net realizable value at the time of foreclosure is charged to the allowance for loan and lease losses. Generally, such properties are valued periodically and if the carrying value is greater than the net realizable value, a valuation reserve is established with a charge to noninterest expense. Routine maintenance costs, declines in market value and net losses on disposal are included in other noninterest expense.

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

The allowance for loan and lease losses and reserve for unfunded lending commitments are management’s best estimate of probable credit losses that are inherent in the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The Company determines the allowance for loan and lease losses and the reserve for unfunded lending commitments based on an ongoing evaluation. This evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates are susceptible to significant change. Increases to the allowance for loan and lease losses and the reserve for unfunded lending commitments are made by charges to the provision for credit losses, which is reflected in the Consolidated Statements of Income. Loans or lease balances deemed to be uncollectible are charged off against the allowance for loan and lease losses. Recoveries of amounts previously charged-off are credited to the allowance for loan and lease losses.

The allowance for loan and lease losses is the accumulation of various components that are calculated based on various methodologies. BB&T’s allowance for loan and lease losses consists of (1) a component for individual loan impairment recognized and measured pursuant to SFAS No. 114 and (2) components of collective loan impairment recognized pursuant to SFAS No. 5.

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

Management’s estimate of the SFAS No. 5 component of the allowance for loan and lease losses is based on one or more sets of observable data that management believes are most reflective of the underlying credit losses

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

being estimated. This evaluation is principally based on historical charge-off experience, but also includes information derived from BB&T’s credit ratings systems; internal observable data related to trends within the loan and lease portfolios, including credit quality, geographic, borrower and industry concentrations, aging of the portfolio, growth and loan portfolios of acquired companies; volatility adjustments to reflect changes in historical net charge-off rates and changes in probabilities of default; external observable data related to industry and general economic trends; and any significant, relevant changes to policies or procedures.

The methodology used to determine the reserve for unfunded lending commitments is inherently similar to that used to determine the SFAS No. 5 component of the allowance for loan and lease losses described above, adjusted for factors specific to binding commitments, including the probability of funding and exposure at default.

While management uses the best information available to establish the allowance for loan and lease losses and the reserve for unfunded lending commitments, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in performing the valuations or, if required by regulators, based upon information available to them at the time of their examinations. Adjustments to original estimates are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.

Premises and Equipment

Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation or amortization. Land is stated at cost. In addition, purchased software and costs of computer software developed for internal use are capitalized provided certain criteria are met. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms, including certain renewals which were deemed probable at lease inception, or the estimated useful lives of the improvements. Capitalized leases are amortized by the same methods as premises and equipment over the estimated useful lives or lease terms, whichever is less. Obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense.

Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements have maturities ranging from 1 day to 24 months. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the borrowing. The terms of repurchase agreements may require BB&T to provide additional collateral if the fair value of the securities underlying the borrowings declines during the term of the agreement.

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

Derivative Financial Instruments

BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, caps, floors, collars, financial forwards and futures contracts, swaptions, when-issued securities, foreign exchange contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value,

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to manage economic risk related to business loans, mortgage servicing rights and mortgage banking operations, Federal funds purchased, other short-term borrowings, long-term debt and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. The fair value of derivatives in a gain or loss position is included in other assets or liabilities, respectively, in the Consolidated Balance Sheets.

BB&T classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), or (3) derivatives not designated as hedges. Changes in the fair value of derivatives not designated as hedges are recognized in current period earnings.

For fair value and cash flow hedges, BB&T documents at inception and over the life of the hedge its analysis of actual and expected hedge effectiveness. This analysis includes comparison of the critical terms of the hedge and hedged item, as well as techniques such as regression analysis, to demonstrate that the hedge has been and is expected to be highly effective in off-setting corresponding changes in the fair value or cash flows of the hedged item. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. For qualifying cash flow hedges involving interest rate caps, the initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings.

For either fair value hedges or cash flow hedges, net income may be affected to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the hedge ceases to be highly effective, BB&T discontinues hedge accounting and recognizes the changes in fair value in current period earnings. If a derivative that qualifies as a fair value or cash flow hedge is terminated or the designation removed, the realized or then unrealized gain or loss is recognized into income over the original hedge period (fair value hedge) or period in which the hedged item affects earnings (cash flow hedge). Immediate recognition in earnings is required upon sale or extinguishment of the hedged item (fair value hedge) or if it is probable that the hedged cash flows will not occur (cash flow hedge).

Derivatives used to manage economic risk not designated as hedges primarily relate to mortgage servicing rights and mortgage banking operations, with gains or losses included in mortgage banking income. In connection with its mortgage banking activities, BB&T enters into loan commitments to fund residential mortgage loans at specified rates and for specified periods of time. To the extent that BB&T’s interest rate lock commitments relate to loans that will be held for sale upon funding, they are also accounted for as derivatives, with gains or losses included in mortgage banking income.

Per Share Data

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the years presented. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding. Restricted stock grants are considered as issued for purposes of calculating earnings per share.

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. BB&T allocates goodwill to the business that receives significant benefits from the acquisition. In accordance with provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized over an estimated useful life, but rather is tested at least annually

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for impairment. BB&T performs its impairment testing in the fourth quarter of each year and more frequently if circumstances exist that indicate a probable reduction in the fair value of the business below its carrying value. BB&T measures impairment using multiple methodologies, which include the present value of estimated future cash flows and comparisons of each business unit’s performance to the values of companies of similar industry and size. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon the cost of capital specific to the industry. If the carrying value of the business exceeds the discounted fair value of the business, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities of the business is less than the carrying value, BB&T would recognize impairment for the excess of carrying value over fair value. The adoption of SFAS No. 142 also resulted in the reversal of $9.8 million of remaining negative goodwill, which was recorded as a cumulative effect of change in accounting principle in the 2002 Consolidated Statement of Income.

Core deposit and other intangible assets include premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received, primarily on an accelerated basis.

In October 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9,” which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution. SFAS No. 147 removes acquisitions of financial institutions, except for transactions between two or more mutual enterprises, from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. SFAS No. 147 also amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship and credit cardholder intangible assets, and requires companies to cease amortization of unidentifiable intangible assets associated with certain branch acquisitions. The provisions of this Statement were effective beginning October 1, 2002. The implementation of this Statement resulted in a reversal of $3.7 million of pre-tax goodwill amortization during 2002.

Loan Securitizations

BB&T periodically securitizes mortgage loans and transfers the resulting securities to the securities available for sale portfolio. This is accomplished by exchanging the loans for mortgage-backed securities issued primarily by Freddie Mac. Following the transfers, the securities are reported at estimated fair value based on quoted market prices, with unrealized gains and losses reflected in accumulated other comprehensive income, net of deferred income taxes. Since the transfers are not considered a sale, no gain or loss is recorded in conjunction with these transactions. BB&T also securitizes and sells loans to third party investors. BB&T retains the mortgage servicing on loans sold and loans exchanged for securities, recording assets based on the allocation of the carrying amounts of the assets sold between the assets sold and the servicing rights retained based on the relative fair value of the assets sold and the rights retained. Gains or losses incurred on loans sold to third party investors are included in mortgage banking income on the Consolidated Statements of Income.

Mortgage Servicing Rights

The carrying value of mortgage servicing rights is included as other assets in the Consolidated Balance Sheets. Mortgage servicing rights are amortized in proportion to and over the period of estimated net servicing revenue. The amortization is adjusted prospectively in response to changes in estimated projections of future cash flows. BB&T periodically assesses mortgage servicing rights for impairment based on the fair value of those rights. Impairment is evaluated by strata, which are based on predominant risk characteristics, such as product, note rate and other terms. To the extent the carrying value of the servicing rights exceeds the fair value by strata, impairment is recognized through a valuation allowance established through a charge to mortgage banking income. The valuation allowance may be adjusted in the future as the value of the mortgage servicing rights increases or

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decreases. Mortgage servicing rights and any related valuation allowance are also periodically evaluated to determine whether any portion of the valuation allowance represents other than temporary impairment. Any reduction of mortgage servicing rights and related valuation allowance pursuant to this evaluation has no impact on the results of operations other than a reduction of future amortization of mortgage servicing rights. Revenues from originating, marketing and servicing mortgage loans as well as valuation adjustments related to capitalized mortgage servicing rights are included in mortgage banking income on the Consolidated Statements of Income.

Stock-Based Compensation

BB&T maintains various stock-based compensation plans. These plans provide for grants of stock options (incentive and nonqualified), stock appreciation rights, restricted stock, performance units and performance shares to selected BB&T employees and directors. All of BB&T’s stock-based compensation plans, except for plans assumed in connection with the First Virginia Banks, Inc. merger, have been presented to and approved by BB&T’s shareholders. BB&T accounts for its stock option plans based on the intrinsic value method set forth in Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations, under which no compensation cost has been recognized for any of the periods presented, except with respect to certain stock plans as disclosed in the accompanying table. The following table presents BB&T’s net income, basic earnings per share and diluted earnings per share as reported, and pro forma net income and pro forma earnings per share assuming compensation cost for BB&T’s stock option plans had been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Net income:
Net income as reported	$1,558,375	$1,064,903	$1,303,009
Add: Stock-based compensation expense included in reported net income, net of tax	469	595	1,625
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(19,178)	(28,957)	(31,511)

Pro forma net income	$1,539,666	$1,036,541	$1,273,123

Basic EPS:
As reported	$2.82	$2.09	$2.75
Pro Forma	2.79	2.03	2.69
Diluted EPS:
As reported	2.80	2.07	2.72
Pro Forma	2.77	2.02	2.66

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively:

	For the Years Ended December 31,
	2004		2003		2002
Assumptions:
Risk-free interest rate	3.5%		3.1%		4.7%
Dividend yield	3.0		3.0		3.0
Volatility factor	27.0		27.0		27.0
Expected life	6.0	yrs	6.0	yrs	6.0	yrs
Fair value of options per share	$8.22		$7.19		$9.07

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by BB&T or acquired in business combinations. The SOP does not apply to loans originated by BB&T. BB&T adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no effect on BB&T’s consolidated financial position or consolidated results of operations, but will change the way BB&T accounts for impaired loans acquired in a business combination.

In March 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”). SAB 105 clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments (“IRLC”), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, “Scope Exceptions: When a Loan Commitment is included in the Scope of Statement 133.” Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. The provisions of SAB 105 affect only the timing of mortgage banking income recognition and were effective for loan commitments entered into after March 31, 2004. BB&T early adopted the provisions of SAB 105 effective January 1, 2004. The initial impact upon adoption was a $2.3 million reduction of mortgage banking income.

In May 2004, the FASB issued FASB Staff Position (“FSP”) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Act”). This Staff Position provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. The disclosures required by FSP 106-2 are included in Note 13 of the “Notes to Consolidated Financial Statements.”

In May 2004, the Emerging Issues Task Force (“EITF”) released EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” The Issue provided guidance for evaluating whether an investment is other-than-temporarily impaired and requires certain disclosures with respect to these investments. In September 2004, the FASB issued FSP EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Staff Position delayed certain measurement and recognition provisions of EITF 03-1. The disclosures required by EITF Issue 03-1 are included in Note 3 of the “Notes to Consolidated Financial Statements.”

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” The statement requires that exchanges of nonmonetary assets be accounted for at fair value unless the exchange lacks commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement eliminates a provision in APB Opinion No. 29 that exempted nonmonetary exchanges of similar productive assets from fair value accounting. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management currently does not anticipate that the effects of the statement will materially affect BB&T's consolidated financial position or consolidated results of operations.

In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Jobs Act”). The Jobs Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Under the provisions of the Jobs Act, a taxpayer would receive a tax deduction of 85% of certain foreign earnings if repatriated during 2005 pursuant to a domestic reinvestment

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan. This Staff Position issued disclosure requirements and provided clarification on the accounting for the repatriation provisions of the Jobs Act. BB&T is currently evaluating the potential income tax effects of these provisions. Upon the completion of such evaluation, which is expected to be completed in 2005, BB&T will make a determination concerning the repatriation of these foreign earnings.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

BB&T plans to adopt SFAS No. 123(R) using the modified-prospective method on July 1, 2005.

As permitted by SFAS No. 123, BB&T currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on BB&T’s result of operations, although it will have no impact on BB&T’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had BB&T adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share as indicated in Note 1 to the Consolidated Financial Statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While BB&T cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such tax deductions were $15.6 million, $13.0 million, and $16.4 million in 2004, 2003 and 2002, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    Business Combinations

The following table presents summary information with respect to mergers and acquisitions of financial institutions and other significant financial services companies completed during the last three years:

Summary of Completed Mergers and Acquisitions

Date of Acquisition	Acquired Institution	Headquarters	Total Assets	Intangibles Recorded	Total Purchase Consideration		BB&T Common Shares Issued to Complete Transaction
April 14, 2004	Republic Bancshares Inc.	St. Petersburg, Fla.	$2.9 billion	$260.5 million	$433.4 million	(1)	6.5 million
February 1, 2004	McGriff, Seibels & Williams, Inc.	Birmingham, Al.	226.6 million	396.0 million	350.5 million	(2)	8.2 million

July 1, 2003	First Virginia Banks, Inc.	Falls Church, Va.	$11.3 billion	$2.2 billion	$3.1 billion		87.0 million
March 14, 2003	Equitable Bank	Wheaton, Md.	446.9 million	32.5 million	53.8 million		1.5 million

September 13, 2002	Regional Financial Corp.	Tallahassee, Fla.	$1.5 billion	$220.4 million	$294.3 million		7.3 million
March 20, 2002	Area Bancshares Corporation	Owensboro, Ky.	2.6 billion	233.3 million	446.2 million		13.2 million
March 8, 2002	MidAmerica Bancorp	Louisville, Ky.	1.8 billion	216.2 million	378.5 million	(3)	8.2 million
January 1, 2002	Cooney, Rikard & Curtin, Inc.	Birmingham, Al.	110.5 million	102.5 million	85.8 million		2.5 million

(1)	Includes cash consideration of $171.1 million.
(2)	Includes cash consideration of $50.0 million.
(3)	Includes cash consideration of $94.9 million.

The intangibles presented for transactions completed in 2004 in the above table include $475.9 million in goodwill and $180.6 million of identifiable intangibles. Identifiable intangibles are being amortized on an accelerated basis over their estimated useful lives. The table above does not include mergers and acquisitions made by any acquired company.

Acquisition of First Virginia Banks, Inc.

On July 1, 2003, BB&T completed its acquisition of First Virginia Banks, Inc. (“First Virginia”), a bank holding company headquartered in Falls Church, Virginia. The merger enabled BB&T to substantially increase its market share and branch presence in Virginia, Maryland and Tennessee. BB&T issued 87.0 million common shares to consummate the transaction. The total purchase consideration of $3.1 billion was determined based on the average market price of BB&T’s common stock over the five-day period beginning two days before and ending two days after the terms of the acquisition were agreed to and announced.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the purchase method of accounting, the assets and liabilities of First Virginia were recorded at their respective fair values as of July 1, 2003. The initial allocation of the purchase price was subsequently adjusted when preliminary valuation estimates were finalized. The following table summarizes the nature and amount of such adjustments recorded in 2004:

First Virginia Banks, Inc.

Purchase Price Allocation

December 31, 2004

(Dollars in thousands)
Total intangibles recorded as of December 31, 2003	$2,183,436

Purchase accounting adjustments recorded in 2004:
Severance and personnel-related	1,933
Occupancy and equipment	(18,915)
Income taxes	(11,422)
Other, net	(731)

Total intangibles recorded as of December 31, 2004	$2,154,301

Identifiable intangible assets	$270,600
Goodwill	1,883,701

$2,154,301

Insurance and Other Nonbank Acquisitions

In addition to the financial institutions and other significant financial services companies presented in the above table, BB&T acquired eight insurance agencies and three nonbank financial services companies during 2004. In conjunction with these transactions, BB&T issued approximately 1.4 million shares of common stock and paid approximately $74.2 million in cash. Approximately $49.7 million in goodwill and $34.8 million of identifiable intangible assets were recorded in connection with these transactions. BB&T acquired six insurance agencies during 2003. In conjunction with these transactions, BB&T issued approximately 1.7 million shares of common stock and paid approximately $1.0 million in cash. Approximately $42.3 million in goodwill and $30.9 million of identifiable intangible assets were recorded in connection with these transactions. During 2002, BB&T acquired eight insurance agencies. In conjunction with these transactions, BB&T issued approximately 1.7 million shares of common stock and paid approximately $1.9 million in cash. Approximately $43.7 million in goodwill and $30.4 million of identifiable intangible assets were recorded in connection with these acquisitions.

In connection with the acquisitions completed during 2004, BB&T offered additional incentives to the acquired companies to offset the loss of future cash flows previously received through ownership positions. These amounts will be charged to goodwill or compensation in the period earned based on the terms of the agreement. The maximum determinable amount payable under these agreements, if earned, is $131.6 million, of which $105.9 million would be a charge to goodwill. Incentive amounts relating to one agreement do not specify dollar limitations and have been excluded from these amounts because it is not possible to quantify the maximum exposure resulting from this agreement.

Merger-Related and Restructuring Charges

BB&T has incurred certain expenses in connection with business combinations. The following table presents the components of merger-related and restructuring charges included in noninterest expenses. This table includes increases to previously recorded merger-related accruals and period expenses for merger-related items that must be expensed as incurred. Items that are required to be expensed as incurred include certain expenses associated with systems conversions, data processing, training, travel and other costs.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Merger-Related and Restructuring Charges

(Dollars in thousands)

	For the Year Ended December 31,
	2004	2003	2002
Severance and personnel-related charges	$8,976	$20,834	$4,527
Occupancy and equipment charges	(11,752)	22,290	9,510
Systems conversions and related charges	580	5,271	11,700
Marketing and public relations	4,038	7,565	6,446
Asset write-offs other merger-related charges	3,676	33,815	7,097

Total	$5,518	$89,775	$39,280

Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination, which typically occur in corporate support and data processing functions. Occupancy and equipment charges or credits represent merger-related costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment. Credits may result when obsolete properties or equipment are sold for more than originally estimated. Systems conversions and related charges include expenses necessary to convert and combine the acquired branches and operations of merged companies. Marketing and public relations costs represent direct media advertising related to the acquisitions. The other merger-related charges are composed of asset and supply inventory write-offs, litigation accruals and other similar charges.

In conjunction with the consummation of an acquisition and completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance and other personnel-related costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The following tables present a summary of BB&T’s merger accrual activity for 2004 and 2003.

	Merger Accrual Activity
	(Dollars in thousands)

	Balance January 1, 2003	Accrued at acquisition	Merger-related and restructuring charges	Utilized	Other, net (1)	Balance December 31, 2003
Severance and personnel-related charges	$16,829	$30,325	$20,834	$(37,918)	$(2,220)	$27,850
Occupancy and equipment charges	41,753	33,523	22,290	(36,828)	(12,042)	48,696
Systems conversions and related charges	1,738	21,534	5,271	(6,742)	(1,066)	20,735
Other merger-related charges	11,281	19,524	41,380	(58,422)	(2,693)	11,070

Total	$71,601	$104,906	$89,775	$(139,910)	$(18,021)	$108,351

	Balance January 1, 2004	Accrued at acquisition	Merger-related and restructuring charges	Utilized	Other, net (1)	Balance December 31, 2004
Severance and personnel-related charges	$27,850	$6,732	$8,976	$(24,414)	$(4,486)	$14,658
Occupancy and equipment charges	48,696	3,261	(11,752)	(23,133)	(1,518)	15,554
Systems conversions and related charges	20,735	7,196	580	(13,686)	(14,825)	—
Other merger-related charges	11,070	2,483	7,714	(17,683)	700	4,284

Total	$108,351	$19,672	$5,518	$(78,916)	$(20,129)	$34,496

(1)	Other, net is primarily composed of adjustments to goodwill resulting from changes to original estimates of merger-related accruals.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The liabilities for severance and personnel-related costs will be paid out based on such factors as expected termination dates, the provisions of employment contracts and the terms of BB&T’s severance plans. The remaining occupancy and equipment accruals relate to costs to exit certain leases and to dispose of excess facilities and equipment. Such liabilities will be utilized upon termination of the various leases and sale of duplicate property. Liabilities associated with systems conversions relate to termination penalties on contracts with information technology service providers. The other merger-related liabilities relate to litigation and other similar charges.

Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination, which typically occur in corporate support and data processing functions. During 2004, BB&T estimated that 200 positions would be eliminated and receive severance in connection with the acquisition of Republic and 225 employees did, in fact, receive severance in 2004. Nine former employees will continue to receive severance payments during 2005. During 2003, BB&T estimated that 1,918 positions would be eliminated and receive severance and 980 employees did, in fact, receive severance during 2003. Substantially all of the remaining positions involved employees who voluntarily resigned or were offered positions elsewhere within BB&T. These former employees did not receive severance. Approximately 551 of the employees whose jobs were eliminated received severance payments during 2004. During 2002, BB&T estimated that 372 positions would be eliminated and receive severance and 370 employees did, in fact, receive severance during 2002. Approximately 90 of these former employees continued to receive severance payments during 2003.

Because BB&T has often had multiple merger integrations in process, and, due to limited resources, has had to schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals may cover an extended period of time. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2004 are expected to be utilized during 2005, unless they relate to specific contracts that expire in later years.

Since BB&T is a frequent acquirer of financial institutions, the Company has a number of employees who have among their primary responsibilities the analysis of mergers and acquisitions, the acquisition approval process and/or converting the systems of acquired entities to BB&T’s automation platform. Substantially all of the expenses associated with these employees are considered to be on-going and are not classified as merger-related.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.    Securities

The amortized costs and approximate fair values of securities held to maturity and available for sale were as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(Dollars in thousands)
Securities held to maturity:
U.S. Treasuries	$125	$—	$—	$125

Total securities held to maturity	125	—	—	125

Securities available for sale:
U.S. Treasuries	122,183	1,009	737	122,455
U.S. government entities	12,817,387	16,756	194,078	12,640,065
Mortgage-backed securities	4,537,855	26,664	34,093	4,530,426
States and political subdivisions	754,093	31,241	955	784,379
Equity and other securities	746,168	17,761	3,058	760,871

Total securities available for sale	18,977,686	93,431	232,921	18,838,196

Total securities	$18,977,811	$93,431	$232,921	$18,838,321

	December 31, 2003
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(Dollars in thousands)
Securities held to maturity:
U.S. Treasuries	$60,122	$3	$—	$60,125

Total securities held to maturity	60,122	3	—	60,125

Securities available for sale:
U.S. Treasuries	140,230	2,584	56	142,758
U.S. government entities	12,156,966	129,245	177,739	12,108,472
Mortgage-backed securities	1,536,869	22,665	10,010	1,549,524
States and political subdivisions	904,250	42,488	750	945,988
Equity and other securities	806,929	18,136	8,853	816,212

Total securities available for sale	15,545,244	215,118	197,408	15,562,954

Total securities	$15,605,366	$215,121	$197,408	$15,623,079

Accumulated other comprehensive income at December 31, 2004 and 2003 included $(87.5 million) and $11.4 million, respectively, of net after-tax unrealized gains (losses) relating to securities available for sale.

At December 31, 2004 and 2003, securities with carrying value of approximately $8.7 billion and $9.2 billion were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

Excluding securities issued by the U.S. Government and its agencies and corporations, there were no investments in securities from one issuer that exceeded ten percent of shareholders' equity at December 31, 2004 or December 31, 2003. Trading securities totaling $334.3 million at December 31, 2004 and $693.8 million at December 31, 2003 are excluded from the accompanying tables. Equity securities are primarily composed of investments in stock issued by the FHLB of Atlanta. At December 31, 2004 and 2003, BB&T held $343.7 million and $391.0 million, respectively, of investments in FHLB stock.

Proceeds from sales of securities available for sale during 2004, 2003 and 2002 were $2.3 billion, $12.3 billion and $3.6 billion, respectively. Gross gains of $13.7 million, $180.4 million and $181.1 million and gross losses of $7.6 million, $54.1 million and $11.0 million were realized on those sales in 2004, 2003 and 2002, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of the debt securities portfolio at December 31, 2004, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.

	December 31, 2004
	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt Securities:
Due in one year or less	$125	$125	$1,824,976	$1,833,007
Due after one year through five years	—	—	7,253,655	7,176,477
Due after five years through ten years	—	—	5,088,299	5,002,842
Due after ten years	—	—	4,272,450	4,271,303

Total debt securities	125	125	18,439,380	18,283,629
Total equity securities	—	—	538,306	554,567

Total securities	$125	$125	$18,977,686	$18,838,196

The following table reflects the gross unrealized losses and fair value of BB&T's investments at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities:
U.S. Treasuries	$94,678	$715	$798	$22	$95,476	$737
U.S. government entities	6,613,357	68,845	3,686,430	125,233	10,299,787	194,078
Mortgage-backed securities	2,862,419	30,780	222,472	3,313	3,084,891	34,093
States and political subdivisions	113,786	865	6,565	90	120,351	955
Equity and other securities	39,331	742	105,965	2,316	145,296	3,058

Total temporarily impaired securities	$9,723,571	$101,947	$4,022,230	$130,974	$13,745,801	$232,921

On December 31, 2004, BB&T held certain investments having continuous unrealized loss positions for more than 12 months totaling $131.0 million. The vast majority of these investments were in U.S. government entities and it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, BB&T has not recognized any other-than-temporary impairment in connection with these investments.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    Loans and Leases

	December 31,
	2004	2003
	(Dollars in thousands)
Loans and leases, net of unearned income:
Commercial loans	$31,433,304	$28,500,428
Lease receivables	2,887,663	2,677,058

Total commercial loans and leases	34,320,967	31,177,486

Sales finance	6,362,990	6,193,928
Revolving credit	1,276,876	1,180,480
Direct retail	13,932,879	12,130,101

Total consumer loans	21,572,745	19,504,509

Residential mortgage loans	12,268,889	11,623,391

Total loans and leases (1)(2)	$68,162,601	$62,305,386

(1)	Includes loans held for sale.
(2)	Unearned income totaled $2.5 billion and $2.6 billion at December 31, 2004 and 2003, respectively.

The investment in lease receivables, net of unearned income, was $2.9 billion and $2.7 billion at December 31, 2004 and 2003, respectively. These balances included $1.6 billion and $1.5 billion, respectively, of investments in leveraged leases. BB&T's investment in leveraged leases was as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Rentals receivable (net of principal and interest on nonrecourse debt and head lease obligation)	$3,746,600	$3,746,600
Unearned income	(2,170,514)	(2,246,214)

Investment in leveraged leases, net of unearned income	1,576,086	1,500,386
Deferred taxes arising from leveraged leases	(993,348)	(901,445)

Net investment in leveraged leases	$582,738	$598,941

BB&T had $48.5 billion in loans secured by real estate at December 31, 2004. However, these loans were not concentrated in any specific market or geographic area other than the Banks’ primary markets. Certain loans have been pledged as collateral for outstanding Federal Home Loan Bank Advances at December 31, 2004 and 2003.

The following table sets forth certain information regarding BB&T’s impaired loans:

	December 31,
	2004	2003
	(Dollars in thousands)
Total recorded investment—impaired loans	$55,489	$135,224

Total recorded investment with no related valuation allowance	35,006	6,338
Total recorded investment with related valuation allowance	20,483	128,886
Allowance for loan and lease losses assigned to impaired loans	(5,956)	(38,395)

Net carrying value—impaired loans	$49,533	$96,829

Average impaired loans for the years ended December 31, 2004, 2003, and 2002 totaled $81.8 million, $181.2 million and $126.7 million, respectively. The amount of interest that has been recognized as income on impaired loans for any of the last three years has not been significant.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.	Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

An analysis of the allowance for credit losses for each of the past three years is presented in the following table:

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Beginning Balance	$793,398	$723,685	$644,418
Allowance for acquired (sold) loans, net	20,909	70,035	62,099
Provision for credit losses	249,269	247,585	263,700
Loans and leases charged-off	(296,679)	(315,385)	(297,149)
Recoveries of previous charge-offs	61,404	67,478	50,617

Net loans and leases charged-off	(235,275)	(247,907)	(246,532)

Ending Balance	$828,301	$793,398	$723,685

The allowance for credit losses consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. At December 31, 2004, 2003 and 2002 the allowance for loan and lease losses totaled $804.9 million, $784.9 million and $723.7 million, respectively. The reserve for unfunded lending commitments totaled $23.4 million and $8.5 million at December 31, 2004 and 2003, respectively.

At December 31, 2004, 2003 and 2002, loans and leases not currently accruing interest totaled $268.6 million, $350.4 million and $374.8 million, respectively. Loans 90 days or more past due and still accruing interest totaled $100.2 million, $116.8 million and $115.0 million at December 31, 2004, 2003 and 2002, respectively. The gross additional interest income that would have been earned if the loans and leases classified as nonaccrual had performed in accordance with the original terms was approximately $17.8 million, $19.5 million and $22.0 million in 2004, 2003 and 2002, respectively. Foreclosed property totaled $88.9 million, $96.1 million and $76.6 million at December 31, 2004, 2003 and 2002, respectively.

NOTE 6.    Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	December 31,
	2004	2003
	(Dollars in thousands)
Land and land improvements	$290,157	$268,287
Buildings and building improvements	896,220	820,884
Furniture and equipment	824,695	752,080
Leasehold improvements	231,882	212,119
Construction in progress	30,237	50,279
Capitalized leases on premises and equipment	2,530	2,522

Total	2,275,721	2,106,171
Less—accumulated depreciation and amortization	(992,175)	(904,829)

Net premises and equipment	$1,283,546	$1,201,342

Useful lives for premises and equipment are as follows: buildings and building improvements—40 years; furniture and equipment—5 to 10 years; leasehold improvements—estimated useful life or lease term, including

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain renewals which were deemed probable at lease inception, whichever is less; and capitalized leases on premises and equipment—estimated useful life or remaining term of tenant lease, whichever is less. Certain properties are pledged to secure mortgage indebtedness totaling $1.7 million at December 31, 2004 and 2003.

BB&T has noncancelable leases covering certain premises and equipment. Many of the leases have one or more renewal options, generally for periods of two to five years. Total rent expense applicable to operating leases was $109.4 million, $114.0 million and $90.8 million for 2004, 2003 and 2002, respectively. Rental income from owned properties and subleases was $10.4 million, $9.3 million and $7.8 million for 2004, 2003 and 2002, respectively. Future minimum lease payments for operating and capitalized leases for years subsequent to 2004 are as follows:

	Leases
	Operating	Capitalized
	(Dollars in thousands)
Years ended December 31:
2005	$100,782	$325
2006	85,909	311
2007	71,251	300
2008	61,622	267
2009	50,397	269
2010 and later	257,149	2,068

Total minimum lease payments	$627,110	3,540

Less—amount representing interest		(1,574)

Present value of net minimum payments on capitalized leases		$1,966

NOTE 7.    Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the years ended December 31, 2004 and 2003 are as follows:

	Goodwill Activity by Operating Segment
	Banking Network	Mortgage Banking	Trust Services	Insurance Services	Investment Banking and Brokerage	Specialized Lending	Total
	(Dollars in thousands)
Balance, January 1, 2003	$1,361,988	$7,459	$27,330	$227,723	$70,905	$27,974	$1,723,379
Acquired goodwill, net	1,913,358	—	—	41,529	—	1,739	1,956,626
Adjustments to goodwill	(62,829)	—	—	—	(650)	—	(63,479)

Balance, December 31, 2003	3,212,517	7,459	27,330	269,252	70,255	29,713	3,616,526

Acquired goodwill, net	213,980	—	4,380	278,477	—	7,930	504,767
Adjustments to goodwill	(19,616)	—	(369)	21,385	894	654	2,948

Balance, December 31, 2004	$3,406,881	$7,459	$31,341	$569,114	$71,149	$38,297	$4,124,241

The adjustments to goodwill in the table above reflect reallocations of purchase price subsequent to the dates of acquisition. The adjustments to goodwill recorded in 2004 include $20.9 million relating to acquisitions completed during 2004, $(17.6 million) relating to acquisitions completed in earlier years, and $(.3 million) associated with a book of business in BB&T’s insurance services segment that was sold during 2004.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of December 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Identifiable intangible assets
Core deposit intangibles	$364,937	$(134,214)	$230,723	$321,851	$(77,447)	$244,404
Other (1)	362,500	(79,684)	282,816	187,644	(30,104)	157,540

Totals	$727,437	$(213,898)	$513,539	$509,495	$(107,551)	$401,944

(1)	Other identifiable intangibles are primarily composed of customer relationship intangibles.

During the years ended December 31, 2004, 2003 and 2002, BB&T incurred $106.3 million, $55.7 million and $20.9 million, respectively, in pretax amortization expenses associated with core deposit intangibles and other intangible assets. At December 31, 2004, the weighted-average remaining lives of core deposit intangibles and other identifiable intangibles were 11.3 years and 10.5 years, respectively.

The following table presents estimated amortization expense for each of the next five years.

Estimated Amortization Expense
(Dollars in thousands)
For the Year Ended December 31:
2005	$102,240
2006	89,278
2007	77,186
2008	64,271
2009	50,548

NOTE 8.    Loan Servicing

The following is an analysis of BB&T’s mortgage servicing rights arising from BB&T’s residential mortgage operations and commercial mortgage banking activities. Mortgage servicing rights are included in other assets in the Consolidated Balance Sheets.

	Mortgage Servicing Rights For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance, January 1,	$334,931	$318,839	$359,037
Amount capitalized	85,840	207,716	203,376
Acquired in purchase transactions	2,929	—	9,270
Amortization expense	(90,994)	(154,905)	(100,080)
Other than temporary impairment	(28,057)	(110,978)	—
Change in valuation allowance	36,091	74,259	(152,764)

Balance, December 31,	$340,740	$334,931	$318,839

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights in 2004, 2003 and 2002:

	Valuation Allowance for Mortgage Servicing Rights For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance, January 1,	$143,727	$217,986	$65,222
Provision for impairment	83,775	146,132	156,756
Other than temporary impairment	(28,057)	(110,978)	—
Provision recapture and other reductions	(91,809)	(109,413)	(3,992)

Balance, December 31,	$107,636	$143,727	$217,986

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $37.8 billion, $36.6 billion and $34.8 billion at December 31, 2004, 2003 and 2002, respectively. The unpaid principal balances of residential mortgage loans serviced for others were $24.5 billion, $24.9 billion and $24.2 billion at December 31, 2004, 2003 and 2002, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets.

During 2004, 2003 and 2002, BB&T sold residential mortgage loans with unpaid principal balances of $5.3 billion, $13.1 billion and $10.8 billion, respectively, and recognized pretax gains of $36.2 million, $133.2 million and $101.4 million, respectively, which were recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees. At December 31, 2004 and 2003, the approximate weighted average servicing fee was .35% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.86% and 5.95% at December 31, 2004 and 2003, respectively.

At December 31, 2004, BB&T had $283.8 million of residential mortgage loans sold with limited recourse liability. In the event of nonperformance by the borrower, BB&T has recourse exposure of approximately $28.4 million on these mortgage loans.

BB&T also arranges and services commercial real estate mortgages through Laureate Capital, the commercial mortgage banking subsidiary of Branch Bank. During the years ended December 31, 2004, 2003 and 2002, Laureate Capital originated $1.6 billion, $1.7 billion and $1.4 billion, respectively, of commercial real estate mortgages, all of which were arranged for third party investors and serviced by Laureate Capital. Laureate Capital’s exposure to credit risk or interest rate risk as a result of these loans is minimal. As of December 31, 2004, 2003 and 2002, Laureate Capital’s portfolio of commercial real estate mortgages serviced for others totaled $6.7 billion, $6.9 billion and $6.3 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. Mortgage servicing rights related to commercial mortgage loans totaled $14.3 million, $14.8 million and $14.0 million at December 31, 2004, 2003 and 2002, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds, net charge-off experience and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At December 31, 2004, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table, which excludes commercial mortgage servicing rights.

Residential Mortgage Servicing Rights December 31, 2004
(Dollars in thousands)
Fair Value of Residential Mortgage Servicing Rights	$333,188

Weighted Average Life	5.5 yrs

Prepayment Speed	17.8%
Effect on fair value of a 10% increase	$(16,910)
Effect on fair value of a 20% increase	(32,665)

Expected Credit Losses	.02%
Effect on fair value of a 10% increase	$(187)
Effect on fair value of a 20% increase	(558)

Weighted Average Discount Rate	9.87%
Effect on fair value of a 10% increase	$(7,983)
Effect on fair value of a 20% increase	(16,097)

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

The Company also has securitized residential mortgage loans and retained the resulting securities in the available for sale securities portfolio. As of December 31, 2004, the fair value of the securities available for sale still owned by BB&T was $1.055 billion and the remaining unpaid principal balance of the underlying loans totaled $1.043 billion. Based on the performance of the underlying loans and general liquidity of the securities, the Company’s recovery of the cost basis in the securities has not been significantly impacted by changes in interest rates, prepayment speeds or credit losses.

The following table includes a summary of mortgage loans managed or securitized and related delinquencies and net charge-offs.

	Years Ended December 31,
	2004	2003
	(Dollars in thousands)
Mortgage Loans Managed or Securitized (1)	$13,595,771	$12,153,638
Less: Loans Securitized and Transferred to Securities Available for Sale	1,043,084	146,935
Less: Loans Held for Sale	590,442	725,459
Less: Mortgage Loans Sold with Recourse	283,798	383,312

Mortgage Loans Held for Investment	$11,678,447	$10,897,932

Mortgage Loans on Nonaccrual Status	$64,010	$67,373

Mortgage Loans 90 Days Past Due and Still Accruing Interest	$44,225	$39,840

Mortgage Loan Net Charge-offs	$4,868	$4,602

(1)	Balances exclude loans serviced for others, with no other continuing involvement.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.	Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds

Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds are summarized as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Federal funds purchased	$2,866,287	$2,035,892
Securities sold under agreements to repurchase	2,520,956	2,831,068

Total Federal funds purchased and securities sold under agreements to repurchase	5,387,243	4,866,960

Master notes	910,168	941,100
U.S. Treasury tax and loan deposit notes payable	165,911	178,319
Other short-term borrowed funds	224,550	1,348,521

Total short-term borrowed funds	1,300,629	2,467,940

Total	$6,687,872	$7,334,900

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under agreements to repurchase are borrowings collateralized by securities of the U.S. government or its agencies and have maturities ranging from one day to 24 months. U.S. Treasury tax and loan deposit notes payable are payable upon demand to the U.S. Treasury. Master notes are unsecured, non-negotiable obligations of BB&T Corporation (variable rate commercial paper) that mature in less than one year.

A summary of selected data related to Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds follows:

	As of / For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Maximum outstanding at any month-end during the year	$9,009,269	$7,334,900	$7,111,433
Balance outstanding at end of year	6,687,872	7,334,900	5,396,959
Average outstanding during the year	6,590,471	5,140,843	5,393,479
Average interest rate during the year	1.37%	1.13%	1.78%
Average interest rate at end of year	2.06	0.99	1.30

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Long-Term Debt

Long-term debt is summarized as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Parent Company
7.25% Subordinated Notes Due 2007	$249,122	$248,804
6.375% Subordinated Notes Due 2025 (1)	351,111	353,240
4.75% Subordinated Notes Due 2012 (2,4)	494,707	494,159
6.50% Subordinated Notes Due 2011 (2,4)	645,841	645,353
5.20% Subordinated Notes Due 2015 (2,4)	996,274	996,030
5.25% Subordinated Notes Due 2019 (2,4)	599,750	—
Branch Bank
Floating Rate Senior Notes Due 2007 (2.51% at December 31, 2004)	499,806	—
4.875% Subordinated Notes Due 2013 (2,4)	249,099	248,987
Floating Rate Secured Borrowings Due 2007 (6)	1,500,000	1,500,000
Federal Home Loan Bank Advances to the Subsidiary Banks
Varying maturities to 2023 with interest rates from 1.00% to 8.50% (5)	5,572,685	6,086,782
Capitalized Leases
Varying maturities to 2028 with interest rates from 7.99% to 15.78%	1,966	2,115
Junior Subordinated Debt to Unconsolidated Trusts (3)	193,558	163,919
Other Long-Term Debt	2,952	2,979
Hedging Gains on Long-Term Debt	62,753	65,332

Total Long-Term Debt	$11,419,624	$10,807,700

(1)	These subordinated notes are mandatorily puttable to BB&T on June 30, 2005, and contain a remarketing option that allows the notes to be reissued by the holder of the option to the stated maturity of June 30, 2025.
(2)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital.
(3)	Securities qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(4)	These fixed rate notes were swapped to floating rates based on LIBOR. At December 31, 2004, the effective rates ranged from 2.49% to 3.02%.
(5)	At December 31, 2004, the weighted average cost of these advances was 5.11% and the weighted average maturity was 12 years.
(6)	These borrowings are secured primarily by automobile loans and have variable rates based on LIBOR.

Excluding the capitalized leases set forth in Note 6, future debt maturities are $150.5 million, $121.3 million, $2.5 billion, $5.7 million and $23.5 million for the next five years. The maturities for 2010 and later years total $8.6 billion.

Junior Subordinated Debt to Unconsolidated Trusts

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November, 1997, MainStreet Capital Trust I (‘‘MSCT I’’) issued $50 million of 8.90% Trust Securities. MSCT I, a statutory business trust created under the laws of the State of Delaware, was formed by MainStreet Financial Corporation, (‘‘MainStreet’’) for the sole purpose of issuing the Trust Securities and investing the proceeds thereof in 8.90% Junior Subordinated Debentures issued by MainStreet. MainStreet, which merged into BB&T on March 5, 1999, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MSCT I’s obligations under the Trust Securities. MSCT I’s sole asset is the Junior Subordinated Debentures issued by MainStreet and assumed by BB&T, which mature December 1, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after December 1, 2007. The Trust Securities of MSCT I are subject to mandatory redemption in whole on December 1, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions. One Valley Bancorp, Inc., which merged into BB&T Corporation on July 6, 2000 and a subsidiary of Mason-Dixon Bancshares, Inc, which merged into BB&T on July 14, 1999, each owned $2 million of the Trust Securities issued by MSCT I.

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

In April, 1998, Mason-Dixon Capital Trust II (‘‘MDCT II’’) issued $20 million of 8.40% Preferred Securities. MDCT II, a Delaware statutory business trust, was formed by Mason-Dixon Bancshares, Inc., (‘‘Mason-Dixon’’) for the sole purpose of issuing the Preferred Securities and investing the proceeds thereof in 8.40% Junior Subordinated Debentures issued by Mason-Dixon. Mason Dixon, which merged into BB&T on July 14, 1999, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MDCT II’s obligations under the Preferred Securities. MDCT II’s sole asset is the Junior Subordinated Debentures issued by Mason-Dixon and assumed by BB&T, which mature June 30, 2028, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after June 30, 2003. The Preferred Securities of MDCT II are subject to mandatory redemption in whole on June 30, 2028, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July, 1997, RBI Capital Trust I (‘‘RBICT I’’) issued $28.75 million of 9.10% Cumulative Trust Preferred Securities. RBICT I, a statutory business trust created under the laws of the State of Delaware, was formed by Republic Bancshares, Inc, (“Republic”) for the sole purpose of issuing the Cumulative Trust Preferred Securities and investing the proceeds thereof in 9.10% Junior Subordinated Debentures issued by Republic. Republic, which merged into BB&T on April 14, 2004, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of RBICT I’s obligations under the Preferred Securities. RBICT I’s sole asset is the Junior Subordinated Debentures issued by Republic and assumed by BB&T, which mature June 30, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after June 30, 2002. The Preferred Securities of RBICT I are subject to mandatory redemption in whole on June 30, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

As a result of the mergers with MainStreet Financial Corporation, Mason-Dixon Bancshares, Inc., Premier Bancshares, Inc., FCNB Corp and Republic Bancshares, Inc., BB&T is the sole owner of the common stock of the above statutory Delaware business trusts and has assumed agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of the trusts’ obligations under the Trust and Preferred Securities. The proceeds from the issuance of these securities qualify as Tier I capital under the risk-based capital guidelines established by the Federal Reserve.

NOTE 11.    Shareholders’ Equity

The authorized capital stock of BB&T consists of 1,000,000,000 shares of common stock, $5 par value, and 5,000,000 shares of preferred stock, $5 par value. At December 31, 2004, 550,406,287 shares of common stock and no shares of preferred stock were issued and outstanding.

Stock Option Plans

At December 31, 2004, BB&T had the following stock-based compensation plans: the 2004 Stock Incentive Plan, the 1994 and 1995 Omnibus Stock Incentive Plans (‘‘Omnibus Plans’’), and the Non-Employee Directors’ Stock Option Plan (‘‘Directors’ Plan’’), which are described below. BB&T’s shareholders have approved all plans that award incentive stock options, non-qualified stock options, shares of restricted stock, performance shares and stock appreciation rights with the exception of plans assumed from acquired companies.

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

BB&T’s 2004 Stock Incentive Plan is intended to assist the Corporation in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders. At December 31, 2004, there were no options outstanding under this plan. The plan is authorized to issue 25 million shares.

BB&T’s Omnibus Plans are intended to allow BB&T to recruit and retain employees with ability and initiative and to associate the employees’ interests with those of BB&T and its shareholders. At December 31, 2004, 10.2 million qualified stock options at prices ranging from $8.00 to $48.01 and 18.6 million non-qualified stock options at prices ranging from $.01 to $53.10 were outstanding. The stock options generally vest over 3 to 5 years and have a 10-year term. The provisions of the 1995 Omnibus Plan provide for an automatic increase in the authorized number of shares issuable, equal to 3% of any increase in the Corporation’s outstanding common

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares. Including options authorized under these provisions and various shareholder amendments to the plan, the maximum number of shares issuable under the 1995 Omnibus Plan was 48.9 million at December 31, 2004. At December 31, 2004, there were 6.9 million shares available to issue under both Omnibus Plans.

The Directors’ Plan is intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. The plan creates a deferred compensation system for participating non-employee directors. Each non-employee director may elect to defer 0%, 50% or 100% of certain fees for each calendar year and apply that percentage toward the grant of options to purchase BB&T common stock. Such elections are required to be in writing and are irrevocable for each calendar year. The exercise price at which shares of BB&T common stock may be purchased shall be equal to 75% of the 30 day average of the market value of the common stock as of the date of grant. Options are vested after six months and may be exercised anytime thereafter until the expiration date, which is ten years from the date of grant. At December 31, 2004, options to purchase 821 thousand shares of common stock at prices ranging from $8.52 to $31.80 were outstanding pursuant to the Directors’ Plan. At December 31, 2004, there were 448 thousand shares available to issue under the Directors’ Plan.

BB&T also has option plans outstanding as the result of assuming the plans of acquired companies. At December 31, 2004, there were 560 thousand stock options outstanding in connection with these plans, with option prices ranging from $14.77 to $29.54. No additional grants will be issued under these plans.

A summary of the status of the Company’s stock option plans at December 31, 2004, 2003 and 2002 reflecting changes during the years then ended is presented below:

	2004		2003		2002
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	26,950,671	$29.85	22,678,378	$28.00	20,679,803	$24.75
Issued in purchase transactions	435,351	24.32	1,170,857	23.84	1,103,089	24.55
Granted	7,487,867	36.63	6,637,138	32.63	4,732,504	36.71
Exercised	(3,607,216)	22.78	(2,814,250)	17.84	(3,408,760)	18.31
Forfeited or Expired	(1,056,770)	34.95	(721,452)	34.42	(428,258)	34.92

Outstanding at end of year	30,209,903	$32.11	26,950,671	$29.85	22,678,378	$28.00

Options exercisable at year-end	17,459,600	$29.86	16,611,373	$27.19	14,518,667	$24.24

The following table summarizes information about the options outstanding at December 31, 2004:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding 12/31/04	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number Exercisable 12/31/04	Weighted-Average Exercise Price
$ 0.01 to $10.00	155,266	0.8	yrs	$8.49	155,266	$8.49
10.01 to 15.00	1,195,928	1.4		12.85	1,195,928	12.85
15.01 to 25.00	4,413,358	4.2		22.40	4,330,858	22.37
25.01 to 35.00	8,724,794	6.9		31.72	4,231,075	30.79
35.01 to 45.00	15,646,595	7.5		36.70	7,472,511	36.65
45.01 to 53.10	73,962	3.8		49.02	73,962	49.02

	30,209,903	6.6	yrs	$32.11	17,459,600	$29.86

Share Repurchase Activity

During the years ended December 31, 2004, 2003 and 2002, BB&T repurchased 11.3 million shares, 21.5 million shares and 21.8 million shares of common stock, respectively. At December 31, 2004, BB&T was authorized to repurchase 35.4 million shares under the August 26, 2003, Board of Directors’ authorization.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    Income Taxes

The provision for income taxes was composed of the following:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Current expense (benefit):
Federal	$420,134	$15,376	$192,843
State	40,255	(12,836)	13,814
Foreign	103,522	97,616	38,699

Total current expense	563,911	100,156	245,356

Deferred expense:
Federal	187,900	423,102	244,603
State	12,176	28,869	7,509

Total deferred expense	200,076	451,971	252,112

Provision for income taxes	$763,987	$552,127	$497,468

The income tax provisions in the above table do not include the effects of income tax deductions resulting from exercises of stock options, which amounted to $15.6 million, $13.0 million and $16.4 million in 2004, 2003 and 2002, respectively, and were recorded as increases to shareholders’ equity. The foreign income tax expense is related to income generated on assets controlled by a foreign subsidiary of Branch Bank.

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Federal income taxes at statutory rate of 35%	$812,827	$565,961	$626,744
Increase (decrease) in provision for income taxes as a result of:
Tax-exempt income from securities, loans and leases, net of related non-deductible interest expense	(25,444)	(30,540)	(36,767)
Tax-exempt life insurance income	(35,501)	(37,304)	(31,696)
Basis difference in subsidiary stock	(3,390)	(3,874)	(34,751)
Option contracts on leveraged leases	—	74,375	(16,818)
State income taxes, net of Federal tax benefit	34,080	9,921	13,859
Other, net	(18,585)	(26,412)	(23,103)

Provision for income taxes	$763,987	$552,127	$497,468

Effective income tax rate	32.9%	34.1%	27.8%

BB&T has entered into certain transactions that have favorable tax treatment. These transactions include investments in leveraged leases, entering into option contracts transferring responsibility for management of future residuals in certain leveraged lease investments to a foreign subsidiary, and the transfer of securities and real estate secured loans to a subsidiary. These transactions, together with other loans and investments that produce tax-exempt income, reduced BB&T’s effective tax rate from the statutory rate. On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. In this regard, during 2003 BB&T determined that it was appropriate to defer recognition of benefits from the option contracts referred to above until such benefits were realized for income tax purposes and recorded adjustments to reflect that determination.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets (liabilities) included in other liabilities in the “Consolidated Balance Sheets” were:

	December 31,
	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$300,721	$295,779
Deferred compensation	110,065	98,218
Other	149,429	125,744

Total deferred tax assets	560,215	519,741

Deferred tax liabilities:
Lease financing	(1,042,574)	(951,379)
Prepaid pension plan expense	(90,339)	(90,801)
Identifiable intangible assets	(143,900)	(101,874)
Unamortized FHLB loan prepayment fees	(260,455)	(195,181)
Other	(267,511)	(265,287)

Total deferred tax liabilities	(1,804,779)	(1,604,522)

Net deferred tax liabilities	$(1,244,564)	$(1,084,781)

Securities transactions resulted in income tax expense of $2.4 million, $46.9 million and $65.3 million related to securities gains for the years ended December 31, 2004, 2003 and 2002, respectively.

In the normal course of business, BB&T is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. During 2003, the IRS concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. Following their examination, the IRS issued a Revenue Agent Report assessing taxes and interest in the amount of $59.3 million related to BB&T’s income tax treatment of certain leveraged lease transactions which were entered into during the years under examination. The assessment, which was paid by BB&T during 2003, did not affect BB&T’s consolidated results of operations in 2003 as it related primarily to differences in the timing of recognizing income and deductions for income tax purposes for which deferred taxes had been previously provided. Management continues to believe that BB&T’s treatment of these leveraged leases was appropriate and in compliance with existing tax laws and regulations for the years examined. BB&T filed a refund request for the taxes and interest related to this matter which was denied by the IRS during the second quarter of 2004. In the fourth quarter of 2004, BB&T filed a lawsuit in the United States District Court for the Middle District of North Carolina to pursue a refund of $3.3 million in taxes plus interest assessed by the IRS related to one of these leveraged lease transactions entered into during 1997. While management expects that this litigation will not be resolved for two to three years, management believes that there will be no material impact on the consolidated results of operations or the consolidated financial position of BB&T, regardless of the outcome of the litigation.

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

The following table summarizes expenses relating to employee retirement plans:

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Defined benefit plans	$40,439	$40,559	$36,486
Defined contribution and ESOP plans	55,346	45,822	37,743
Postretirement benefit plans	9,341	10,643	7,463
Other	11,029	14,080	4,168

Total expense related to benefit plans	$116,155	$111,104	$85,860

Defined Benefit Retirement Plans

BB&T provides a defined benefit retirement plan qualified under the Internal Revenue Code that covers substantially all employees. Benefits are based on years of service, age at retirement and the employee’s compensation during the five highest consecutive years of earnings within the last ten years of employment.

In addition, supplemental retirement benefits are provided to certain key officers under supplemental defined benefit executive retirement plans, which are not qualified under the Internal Revenue Code. Although technically unfunded plans, a Rabbi Trust and insurance policies on the lives of the certain covered employees partially finance future benefits.

The following actuarial assumptions were used to determine net periodic pension costs:

	December 31,
	2004	2003
Actuarial Assumptions
Weighted average assumed discount rate	6.25%	6.75%
Weighted average expected long-term rate of return on plan assets	8.00	8.00
Assumed rate of annual compensation increases	4.00	4.00

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial data relative to the defined benefit pension plans is summarized in the following tables for the years indicated. The data is calculated using an actuarial measurement date of December 31.

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net Periodic Pension Cost
Service cost	$52,507	$39,521	$34,509
Interest cost	55,165	44,539	36,567
Estimated return on plan assets	(72,471)	(51,547)	(35,416)
Net amortization and other	5,238	8,046	826

Net periodic pension cost	$40,439	$40,559	$36,486

The following actuarial assumptions were used to determine benefit obligations:

	December 31,
	2004	2003
Actuarial Assumptions
Weighted average assumed discount rate	5.75%	6.25%
Assumed rate of annual compensation increases	4.00	4.00

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, January 1,	$803,370	$508,980	$85,542	$56,490
Service cost	49,130	36,821	3,377	2,700
Interest cost	49,306	39,791	5,859	4,748
Actuarial (gain) loss	70,904	63,046	14,201	5,592
Benefits paid	(32,664)	(28,340)	(3,286)	(2,921)
Change in plan provisions	—	—	1,370	1,265
Plans of acquired entities (1)	—	183,072	1,424	17,668

Projected benefit obligation, December 31,	$940,046	$803,370	$108,487	$85,542

(1)	Includes amounts recorded as purchase accounting adjustments subsequent to the dates of acquisition.

	Years Ended December 31,		Years Ended December 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Change in Plan Assets
Fair value of plan assets, January 1,	$900,143	$471,263	$—	$—
Actual return on plan assets	90,415	116,290	—	—
Employer contributions	33,342	170,000	3,286	2,921
Benefits paid	(32,664)	(28,340)	(3,286)	(2,921)
Plans of acquired entities	—	170,930	—	—

Fair value of plan assets, December 31,	$991,236	$900,143	$—	$—

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,		Years Ended December 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Net Amount Recognized
Funded status	$51,190	$96,773	$(108,487)	$(85,542)
Unrecognized transition (asset) obligation	—	—	—	60
Unrecognized prior service cost	(22,345)	(26,934)	213	146
Unrecognized net loss (gain)	211,485	165,228	28,446	16,006

Net amount recognized	$240,330	$235,067	$(79,828)	$(69,330)

	Years Ended December 31,		Years Ended December 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Reconciliation of Net Pension Asset (Liability)
Prepaid pension cost, January 1,	$235,067	$108,845	$(69,330)	$(45,661)
Contributions	33,342	170,000	3,286	2,921
Net periodic pension cost	(28,079)	(31,637)	(12,360)	(8,922)
Purchase accounting recognition	—	(12,141)	(1,424)	(17,668)

Prepaid (accrued) pension cost, December 31,	$240,330	$235,067	$(79,828)	$(69,330)

The accumulated benefit obligation for the qualified plan totaled $822.7 million and $710.9 million at December 31, 2004 and 2003, respectively. For the nonqualified plans, the accumulated benefit obligation totaled $87.4 million and $70.4 million at December 31, 2004 and 2003, respectively. At December 31, 2004, BB&T had recorded a minimum pension liability of $4.6 million in connection with its nonqualified plans and had recorded $3.0 million, net of tax as accumulated other comprehensive income for minimum pension liability.

Employer contributions to the qualified pension plan are in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Management is not required to make a contribution to the qualified pension plan during 2005; however, management elected to make a discretionary contribution of $30.0 million in the first quarter of 2005 and may make additional contributions later in 2005 if determined appropriate. For the nonqualified plans the employer contributions are based on benefit payments. The following table reflects the estimated benefit payments reflecting expected future service for the next five years and for the years 2010 through 2014:

Estimated Benefit Payments	Qualified Pension Plan	NonQualified Pension Plans
2005	$27,763	$3,981
2006	29,620	4,213
2007	31,820	4,464
2008	34,698	4,953
2009	38,250	5,549
2010-2014	268,433	41,792

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of plan assets for the defined benefit pension plan, by asset category, is as follows at December 31, 2004 and 2003.

	December 31,
	2004	2003
Allocation of Plan Assets
Equity securities	67.6%	65.0%
Debt securities	28.6	27.3
Cash equivalents	3.8	7.7

Total	100.0%	100.0%

The plan assets included 936 thousand shares valued at $39.4 million and 910 thousand shares valued at $35.1 million of BB&T common stock at December 31, 2004 and 2003, respectively.

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

The target asset allocations for the plan assets include a range of 40% to 80% for equity securities, 20% to 60% for debt securities, with any remainder to be held in cash equivalents. Equities are expected to be maintained at a risk level approximately equivalent to that of the equity market as a whole, with investments generally restricted to high-quality, marketable securities of corporations with minimum market capitalization of $100 million that are actively traded. No single major industry may represent more than 25% of the total market value of the plan, and no single security may represent more than 10% of the total market value. Investments in debt securities are intended to provide both diversification and a predictable and dependent source of income, and may include appropriately-liquid preferred stocks, corporate debt securities and obligations of the U.S. Government and its agencies or mutual funds investment in these types of securities. Investments in a single issuer, other than the U.S. Government, may not exceed 5% of the total market value of the plan assets. No more than 15% of the corporate debt securities in the debt securities portfolio may be rated below investment grade. Cash equivalent investments may include the highest quality commercial paper, repurchase agreements, Treasury Bills, certificates of deposit and money market funds to provide income and liquidity for expense payments.

Postretirement Benefits Other than Pension

BB&T provides certain postretirement benefits. These benefits provide covered employees a subsidy for purchasing health care and life insurance. During 2004, BB&T amended its postretirement benefit to eliminate the subsidy for those employees retiring after December 31, 2004. BB&T also reduced the subsidy paid to employees who retired on or before December 31, 2004, were age 55 years or older, and had at least ten years of service. For those employees, the subsidy is based upon years of service of the employee at the time of retirement. The effect of the plan amendment was a reduction in the projected benefit obligation by $95.5 million, which will be amortized as a reduction of benefit costs over approximately 17 years. Employer contributions to the plan are based on benefit payments.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated benefit payments for other postretirement benefits are $2.9 million, $2.7 million, $2.6 million, $2.5 million and $2.4 million for the next five years and $10.1 million for the years 2010 through 2014.

The following actuarial assumptions were used to determine postretirement benefit plans other than pension costs and obligations:

	December 31,
	2004	2003
Actuarial Assumptions
Weighted average assumed discount rate	5.75%	6.25%
Medical trend rate—initial year	5.00	5.00
Medical trend rate—ultimate	5.00	5.00

The following tables set forth the components of the retiree benefit plan and the amounts recognized in the consolidated financial statements at December 31, 2004, 2003 and 2002 using a measurement date for actuarial calculations as of December 31. Because of the amendments to the plan in 2004, management does not believe that any subsidy that may be provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 would be material. Therefore, no subsidy has been included in the actuarial calculation.

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net Periodic Postretirement Benefit Cost:
Service cost	$3,121	$3,766	$2,482
Interest cost	6,179	5,891	4,530
Amortization and other	41	986	451

Net periodic postretirement benefit cost	$9,341	$10,643	$7,463

	Years Ended December 31,
	2004	2003
	(Dollars in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, January 1,	$122,226	$73,914
Service cost	3,121	3,766
Interest cost	6,179	5,891
Plan participants’ contributions	5,359	3,447
Actuarial loss (gain)	(50)	17,234
Benefits paid	(15,419)	(10,383)
Plan amendments	(95,515)	2,459
Plans of acquired companies	—	25,898

Projected benefit obligation, December 31,	$25,901	$122,226

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2004	2003
	(Dollars in thousands)
Change in Plan Assets
Fair value of plan assets, January 1,	$—	$—
Actual return on plan assets	—	—
Employer contributions	10,060	6,936
Plan participants’ contributions	5,359	3,447
Benefits paid	(15,419)	(10,383)

Fair value of plan assets, December 31,	$—	$—

	Years Ended December 31,
	2004	2003
	(Dollars in thousands)
Net Amount Recognized
Funded status	$(25,901)	$(122,226)
Unrecognized prior service cost	(88,710)	5,977
Unrecognized net actuarial (gain) loss	15,143	14,096
Unrecognized transition obligation	—	1,966

Net amount recognized	$(99,468)	$(100,187)

	Years Ended December 31,
	2004	2003
	(Dollars in thousands)
Reconciliation of Postretirement Benefit
Prepaid (accrued) postretirement benefit, January 1,	$(100,187)	$(72,899)
Contributions	10,060	6,936
Net periodic postretirement benefit cost	(9,341)	(10,643)
Adjustment for additional claims	—	2,317
Adjustment for acquired companies	—	(25,898)

Prepaid (accrued) postretirement benefit cost, December 31,	$(99,468)	$(100,187)

	December 31, 2004
	1% Increase	1% Decrease
Impact of a 1% change in assumed health care cost on:
Service and interest costs	0.7%	(0.6)%
Accumulated postretirement benefit obligation	0.7	(0.5)

Defined Contribution Plans

BB&T offers a 401(k) Savings Plan that permits employees with more than 90 days of service to contribute from 1% to 25% of their compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee’s compensation. BB&T’s contribution to the 401(k) Savings Plan totaled $53.4 million, $45.7 million and $37.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. BB&T also offers defined contribution plans to certain employees of subsidiaries who do not participate in the 401 (k) Savings Plan.

Other

There are various other employment contracts, deferred compensation arrangements and covenants not to compete with certain employees and former employees.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.    Commitments and Contingencies

BB&T utilizes a variety of financial instruments to meet the financing needs of clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, interest rate caps, floors and collars, interest rate swaps, swaptions, when-issued securities, options written and forward and futures contracts. BB&T also has commitments to fund certain affordable housing investments and contingent liabilities of certain sold loans. The following table presents the contractual or notional amount of these instruments:

	Contract or Notional Amount at December 31,
	2004	2003
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend, originate or purchase credit	$24,899,436	$21,196,760
Standby letters of credit and financial guarantees written	2,030,503	1,564,187
Commercial letters of credit	31,515	36,733
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Derivative financial instruments	20,509,499	14,608,690
Commitments to fund affordable housing investments	215,244	214,961
Mortgage loans sold with recourse	283,798	383,312

Commitments to extend, originate or purchase credit are primarily lines of credit to businesses and consumers and have specified rates and maturity dates. Many of these commitments also have adverse change clauses, which allow BB&T to cancel the commitment due to deterioration in the borrowers’ creditworthiness.

Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. As of December 31, 2004, BB&T had issued $2.0 billion in such guarantees. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary.

Commercial letters of credit are short-term commitments issued primarily to facilitate trade finance activities for clients and are generally collateralized by the goods being shipped to the client.

In the ordinary course of business, BB&T indemnifies its officers and directors to the fullest extent permitted by law against liabilities arising from pending litigation. BB&T also issues standard representation warranties in underwriting agreements, merger and acquisition agreements, loan sales, brokerage activities and other similar arrangements. Counterparties in many of these indemnifications provide similar indemnifications to BB&T. Although these agreements often do not specify limitations, BB&T has not been required to act on the guarantees and does not believe that any payments pursuant to them would materially change the financial condition or results of operations of the company.

Merger and acquisition agreements of businesses other than financial institutions occasionally include additional incentives to the acquired entities to offset the loss of future cash flows previously received through ownership positions. Typically, these incentives are based on the acquired entity’s contribution to BB&T's earnings compared to agreed-upon amounts. When offered, these incentives are typically issued for terms of three to eight years. As certain provisions of these agreements do not specify dollar limitations, it is not possible to quantify the maximum exposure resulting from these agreements.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s Subsidiary Banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund affordable housing investments totaled $215.2 million and $215.0 million at December 31, 2004 and 2003, respectively.

Legal Proceedings

The nature of the business of BB&T’s banking and other subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of BB&T are involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Management believes that the liabilities, if any, arising from these proceedings will not have a materially adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of BB&T.

NOTE 15.    Regulatory Requirements and Other Restrictions

BB&T’s Subsidiary Banks are required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2004, the net reserve requirement amounted to $336.2 million.

BB&T’s Subsidiary Banks are subject to laws and regulations that limit the amount of dividends they can pay. In addition, both BB&T and its Subsidiary Banks are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action regulations. BB&T does not expect that any of these laws, regulations or policies will materially affect the ability of the Banks to pay dividends. At December 31, 2004, subject to restrictions imposed by state law, the Boards of Directors of the Banks could have declared dividends from their retained earnings up to $2.9 billion; however, to remain well-capitalized under federal guidelines, the Banks would have limited total additional dividends to $1.3 billion.

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on BB&T’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of BB&T’s assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2004 and 2003, BB&T and each of the Subsidiary Banks were classified as “well-capitalized”. There are no conditions or events that management believes have changed BB&T’s or the Subsidiary Banks’ classification.

Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides summary information regarding regulatory capital for BB&T and its significant banking subsidiaries as of December 31, 2004 and 2003:

	December 31, 2004			December 31, 2003
	Actual Capital		Minimum Capital Requirement	Actual Capital		Minimum Capital Requirement
	Ratio	Amount		Ratio	Amount
	(Dollars in thousands)
Tier 1 Capital
BB&T	9.2%	$6,687,082	$2,907,003	9.4%	$6,166,160	$2,620,474
Branch Bank	10.0	5,376,809	2,156,231	9.5	4,613,526	1,944,023
BB&T—SC	10.2	506,332	197,801	9.7	462,545	189,861
BB&T—VA	12.2	1,523,551	497,599	12.3	1,450,244	472,701
Total Capital
BB&T	14.5	10,571,126	5,814,006	12.5	8,211,674	5,240,948
Branch Bank	11.5	6,211,961	4,312,462	11.2	5,421,022	3,888,046
BB&T—SC	11.5	568,486	395,602	11.0	522,205	379,722
BB&T—VA	13.2	1,636,939	995,198	13.3	1,565,833	945,401
Leverage Capital
BB&T	7.1	6,687,082	3,766,502	7.2	6,166,160	2,584,715
Branch Bank	7.5	5,376,809	2,142,942	7.1	4,613,526	1,937,649
BB&T—SC	8.4	506,332	181,548	7.9	462,545	176,000
BB&T—VA	7.8	1,523,551	586,528	7.5	1,450,244	583,952

As an approved seller/servicer, one of our Subsidiary Banks is required to maintain minimum levels of shareholder’s equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At December 31, 2004 and 2003, this subsidiary’s equity was above all required levels.

At December 31, 2004 and 2003, BB&T’s broker/dealer subsidiaries had restricted cash deposits totaling $122.2 million and $60.4 million, respectively. These deposits relate to monies held for the exclusive benefit of clients and are included in interest-bearing deposits with banks on the Consolidated Balance Sheets.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    Parent Company Financial Statements

Parent Company

Condensed Balance Sheets

December 31, 2004 and 2003

	2004	2003
	(Dollars in thousands)
Assets
Cash and due from banks	$49,038	$17,537
Interest-bearing bank balances	1,472,342	1,871,734
Securities available for sale at fair value	13,839	17,246
Investment in banking subsidiaries	11,679,084	10,361,772
Investment in other subsidiaries	1,325,411	1,246,767

Total investments in subsidiaries	13,004,495	11,608,539

Advances to / receivables from banking subsidiaries	98,130	147,927
Advances to / receivables from other subsidiaries	879,693	410,051
Premises and equipment	4,377	4,542
Other assets	127,579	49,542

Total assets	$15,649,493	$14,127,118

Liabilities and Shareholders’ Equity
Short-term borrowed funds	$910,168	$941,100
Short-term borrowed funds due to subsidiaries	8,680	82,053
Dividends payable	192,849	175,944
Accounts payable and other liabilities	72,544	27,630
Long-term debt	3,397,220	2,801,741
Long-term debt due to subsidiaries	193,558	163,919

Total liabilities	4,775,019	4,192,387

Total shareholders’ equity	10,874,474	9,934,731

Total liabilities and shareholders’ equity	$15,649,493	$14,127,118

Parent Company

Condensed Income Statements

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Dollars in thousands)
Income
Dividends from banking subsidiaries	$977,067	$1,478,947	$1,110,449
Dividends from other subsidiaries	11,210	24,796	52,260
Interest and other income from subsidiaries	31,628	30,316	66,179
Other income (loss)	406	(734)	1,094

Total income	1,020,311	1,533,325	1,229,982

Expenses
Interest expense	107,094	86,455	98,019
Other expenses	22,200	20,743	20,391

Total expenses	129,294	107,198	118,410

Income before income taxes and equity in undistributed earnings of subsidiaries	891,017	1,426,127	1,111,572
Income tax benefit	26,563	22,606	16,906

Income before equity in undistributed earnings of subsidiaries	917,580	1,448,733	1,128,478
Equity in undistributed earnings of subsidiaries in excess of (less than) dividends from subsidiaries	640,795	(383,830)	174,531

Net income	$1,558,375	$1,064,903	$1,303,009

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company

Condensed Statements of Cash Flows

For the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$1,558,375	$1,064,903	$1,303,009
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries less than (in excess of) dividends from subsidiaries	(640,795)	383,830	(174,531)
Depreciation of premises and equipment	165	522	164
Amortization of unearned compensation	172	180	2,052
Discount accretion and premium amortization	(529)	(585)	(707)
Loss (gain) on sales of securities	(159)	128	(74)
Decrease (increase) in other assets	29,960	(54,578)	217,997
Increase (decrease) in accounts payable and accrued liabilities	(11,677)	(21,138)	(35,142)
Other, net	—	—	2,395

Net cash provided by operating activities	935,512	1,373,262	1,315,163

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	3,424	2,034	582
Purchases of securities available for sale	—	(223)	(37)
Investment in subsidiaries	(19,050)	(54,666)	(231,600)
Advances to subsidiaries	(631,600)	(1,292,403)	(1,372,630)
Proceeds from repayment of advances to subsidiaries	159,500	1,584,532	1,257,895
Net cash (paid) received in purchase accounting transactions	(210,437)	(1,726)	(101,151)
Other, net	—	(2,966)	2,189

Net cash provided by (used in) investing activities	(698,163)	234,582	(444,752)

Cash Flows From Financing Activities:
Net increase (decrease) in long-term debt	599,748	746,030	493,510
Net increase (decrease) in short-term borrowed funds	(30,932)	96,885	(42,582)
Net increase (decrease) in advances from subsidiaries	(73,373)	82,053	—
Net proceeds from common stock issued	79,749	49,182	60,078
Redemption of common stock	(441,361)	(797,911)	(800,667)
Cash dividends paid on common stock	(739,071)	(628,118)	(521,878)

Net cash (used in) provided by financing activities	(605,240)	(451,879)	(811,539)

Net Increase (Decrease) in Cash and Cash Equivalents	(367,891)	1,155,965	58,872
Cash and Cash Equivalents at Beginning of Year	1,889,271	733,306	674,434

Cash and Cash Equivalents at End of Year	$1,521,380	$1,889,271	$733,306

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    Disclosures about Fair Value of Financial Instruments

A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contract that creates a contractual obligation or right to deliver or receive cash or another financial instrument from a second entity.

Estimates of the fair value of BB&T’s financial instruments are presented in the accompanying tables. Fair value estimates are made at a point in time, based on relevant market data and information about the financial instrument. Fair values should be calculated based on the value of one trading unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, estimated transaction costs that may result from bulk sales or the relationship between various financial instruments. No readily available market exists for a significant portion of BB&T’s financial instruments. Fair value estimates for these instruments are based on judgments regarding current economic conditions, currency and interest rate risk characteristics, loss experience and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates.

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

Loans receivable and loans held for sale: The fair values for loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and credit quality. The carrying amounts of accrued interest approximate fair values. The fair values of loans held for sale, which are primarily residential mortgage loans, are based on quoted market prices and the projected value of the net servicing fees.

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

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds: The carrying amounts of Federal funds purchased, borrowings under repurchase agreements and short-term borrowed funds approximate their fair values.

Long-term debt: The fair values of long-term debt are estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on BB&T’s current incremental borrowing rates for similar types of instruments.

Derivative financial instruments: The fair values of derivative financial instruments are determined based on dealer quotes. The fair value of most interest rate lock commitments, which are related to residential mortgage loan commitments, are based on quoted market prices of the underlying loans adjusted for commitments that BB&T does not expect to fund, excluding any value attributable to the net servicing fee.

Contractual commitments: The fair values of commitments are estimated using the fees charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the counterparties. For fixed-rate loan commitments, fair values also consider the difference between current levels of interest rates and the committed rates. The fair values of guarantees and letters of credit are estimated based on the counterparties’ creditworthiness and average default rates for loan products with similar risks. The fair values of commitments to fund affordable housing investments are estimated using the net present value of future commitments.

The following is a summary of the carrying amounts and fair values of BB&T’s financial assets and liabilities:

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$3,025,835	$3,025,835	$2,821,967	$2,821,967
Trading securities	334,256	334,256	693,819	693,819
Securities available for sale	18,838,196	18,838,196	15,562,954	15,562,954
Securities held to maturity	125	125	60,122	60,125
Derivative assets	127,951	127,951	183,500	183,500
Loans and leases, net of unearned income:
Loans (1)	65,274,938	65,324,859	59,628,328	60,035,728
Leases	2,887,663	NA	2,677,058	NA
Allowance for loan and lease losses	(804,932)	NA	(784,937)	NA

Net loans and leases	$67,357,669		$61,520,449

Financial liabilities:
Deposits	$67,699,337	67,703,916	$59,349,785	59,670,878
Federal funds purchased and securities sold under repurchase agreements	5,387,243	5,387,243	4,866,960	4,866,960
Short-term borrowed funds	1,300,629	1,300,629	2,467,940	2,467,940
Derivative liabilities	54,626	54,626	47,475	47,475
Long-term debt	11,417,658	11,470,820	10,805,585	11,714,840
Capitalized leases	1,966	NA	2,115	NA

(1)	Includes loans held for sale.
NA—not applicable.

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments:

	December 31,
	2004		2003
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in thousands)
Contractual commitments:
Commitments to extend, originate or purchase credit	$24,899,436	$34,586	$21,196,760	$26,331
Mortgage loans sold with recourse	283,798	709	383,312	958
Standby and commercial letters of credit and financial guarantees written	2,062,018	8,793	1,600,920	1,386
Commitments to fund affordable housing investments	215,244	195,287	214,961	195,337

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    Derivative Financial Instruments

BB&T uses a variety of derivative financial instruments to manage various financial risks. Derivatives derive their cash flows, and therefore their value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to manage risk related to business loans, Federal funds purchased, long-term debt, mortgage servicing rights, mortgage banking operations, and certificates of deposit. The following tables set forth certain information concerning BB&T’s derivative financial instruments at December 31, 2004 and 2003:

Derivative Financial Instruments

(Dollars in thousands)

	December 31, 2004
	Notional Amount	Average Receive Rate	Average Pay Rate	Estimated Fair Value
Type
Receive fixed swaps	$6,513,601	4.61%	2.63%	$67,170
Pay fixed swaps	2,277,818	2.40	3.37	(11,900)
Forward starting receive fixed swaps	200,000	—	—	(908)
Forward starting pay fixed swaps	1,500,000	—	—	3,519
Caps, floors and collars	1,421,112	—	—	435
Foreign exchange contracts	306,747	—	—	549
Interest rate lock commitments	507,121	—	—	2,134
Forward commitments	898,100	—	—	(1,657)
Swaptions	1,750,000	—	—	2,030
When issued securities	3,740,000	—	—	7,060
Options on contracts purchased	1,260,000	—	—	4,981
Options on contracts sold	135,000	—	—	(88)

Total	$20,509,499			$73,325

	December 31, 2003
	Notional Amount	Average Receive Rate	Average Pay Rate	Estimated Fair Value
Type
Receive fixed swaps	$7,165,164	4.57%	1.77%	$133,480
Pay fixed swaps	622,031	1.32	3.68	(16,425)
Forward starting receive fixed swaps	150,000	—	—	54
Forward starting pay fixed swaps	1,500,000	—	—	(6,285)
Caps, floors and collars	1,369,467	—	—	5,283
Foreign exchange contracts	191,858	—	—	40
Futures contracts	6,925	—	—	6
Interest rate lock commitments	82,913	—	—	910
Forward commitments	395,332	—	—	(1,941)
Swaptions	2,200,000	—	—	11,176
When issued securities	900,000	—	—	9,641
Options on contracts purchased	25,000	—	—	86

Total	$14,608,690			$136,025

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables disclose data with respect to BB&T’s derivative financial instrument classifications and hedging relationships:

Derivative Classifications and Hedging Relationships

(Dollars in thousands)

	December 31, 2004			December 31, 2003
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Gain	Loss		Gain	Loss
Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,750,000	$4,170	$(9,463)	$4,150,000	$52,084	$(74)
Hedging certificates of deposits and short-term borrowed funds	3,750,000	6,131	(3,147)	2,750,000	5,283	(6,285)
Hedging medium term bank notes	500,000	—	(1,070)	—	—	—
Derivatives Designated as Fair Value Hedges:
Hedging business loans	4,217	—	(118)	6,867	—	(287)
Hedging long-term debt	3,000,000	72,543	(9,790)	2,400,000	71,725	(6,393)
Derivatives Not Designated as Hedges	10,505,282	45,107	(31,038)	5,301,823	54,408	(34,436)

Total	$20,509,499	$127,951	$(54,626)	$14,608,690	$183,500	$(47,475)

At December 31, 2004 and 2003, BB&T had designated notional values of $3.0 billion and $2.4 billion, respectively, of derivatives as fair value hedges. At December 31, 2004, fair value hedges reflected a net unrealized gain of approximately $62.6 million, with instruments in a gain position reflecting a fair value of $72.5 million recorded in other assets and instruments in a loss position with a fair value of $9.9 million recorded in other liabilities. At December 31, 2003, derivatives designated as fair value hedges reflected a net unrealized gain of $65.0 million, composed of instruments in a gain position with a fair value of $71.7 million and instruments in a loss position with a fair value of $6.7 million. There was no impact on earnings during 2004, 2003 or 2002 resulting from fair value hedge ineffectiveness.

At December 31, 2004 and 2003, BB&T had designated derivatives with notional values of $7.0 billion and $6.9 billion, respectively, as cash flow hedges. The instruments had a net estimated fair value of $(3.4 million) and $51.0 million at December 31, 2004 and 2003, respectively. The effect on earnings resulting from the ineffectiveness of cash flow hedges was not material for 2004, 2003 or 2002.

Accumulated other comprehensive income includes $(20.7 million) and $10.4 million of net after-tax unrecognized (losses) gains attributable to cash flow hedges at December 31, 2004 and 2003, respectively. The estimated net amount of the unrecognized losses reflected in accumulated other comprehensive income at December 31, 2004 that is expected to be reclassified into earnings within the next 12 months is $2.0 million. During 2004, 2003 and 2002, BB&T reclassified into earnings from other comprehensive income after-tax net gains of $42.2 million, $42.5 million and $10.0 million, respectively.

Accumulated other comprehensive income included $8.0 million in unrecognized after-tax losses and $28.6 million in net unrecognized after-tax gains on interest rate swaps hedging variable interest payments on business loans at December 31, 2004 and 2003, respectively. These amounts included unrecognized after-tax losses on previously terminated swaps of $4.8 million and $2.8 million at December 31, 2004 and 2003, respectively. In addition, at December 31, 2004 and 2003, accumulated other comprehensive income included $12.7 million and $18.2 million, respectively, in net unrecognized losses on interest rate swaps and caps hedging variable interest payments on short-term borrowed funds, certificates of deposit and medium term bank notes. These amounts

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included unrecognized after-tax losses of $13.6 million and $14.4 million on interest rate caps at December 31, 2004 and 2003, respectively. BB&T’s business loans, short-term borrowings, certificates of deposit and medium term bank notes expose it to variability in cash flows for interest payments. The risk management objective for these assets and liabilities is to hedge the variability in the interest payments. This objective is met by entering into interest rate swaps and interest rate caps that fix the interest payments when interest rates on the hedged item exceed predetermined rates.

All of BB&T’s cash flow hedges are hedging exposure to variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments. The maximum length of time over which BB&T is hedging its exposure to the variability in future cash flows for forecasted transactions related to variable interest payments on existing financial instruments is 5.8 years.

BB&T also held $10.5 billion and $5.3 billion in notional value of derivatives not designated as hedges at December 31, 2004 and 2003, respectively. At December 31, 2004, these instruments were in a net gain position with a net estimated fair value of $14.1 million. At December 31, 2003, such instruments were in a net gain position and had an estimated fair value of $20.0 million. Changes in the fair value of these derivatives are reflected in current period earnings. Derivatives not designated as a hedge in the notional amounts of $8.5 billion and $3.8 billion have been entered into as risk management instruments for mortgage servicing rights and mortgage banking operations at December 31, 2004 and 2003, respectively. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s economic risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes utilizing mortgage-based derivatives such as forward commitments and options in order to mitigate market risk. BB&T also held derivatives not designated as hedges with notional amounts totaling $2.0 billion and $1.5 billion that have been entered into to facilitate transactions on behalf of BB&T’s clients.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with derivatives dealers that are national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. As of December 31, 2004 and 2003, BB&T had received cash collateral of approximately $46.5 million and $62.3 million, respectively. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivatives contracts at December 31, 2004 and 2003 was not material.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    Computation of Earnings Per Share

The basic and diluted earnings per share calculations are presented in the following table:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Income before cumulative effect of change in accounting principle	$1,558,375	$1,064,903	$1,293,229
Cumulative effect of change in accounting principle	—	—	9,780

Net income	$1,558,375	$1,064,903	$1,303,009

Weighted average number of common shares outstanding during period	551,661,326	509,850,763	473,303,770

Basic earnings per share
Income before cumulative effect of change in accounting principle	$2.82	$2.09	$2.73
Cumulative effect of change in accounting principle	—	—	.02

Net income	$2.82	$2.09	$2.75

Diluted Earnings Per Share:
Income before cumulative effect of change in accounting principle	$1,558,375	$1,064,903	$1,293,229
Cumulative effect of change in accounting principle	—	—	9,780

Net income	$1,558,375	$1,064,903	$1,303,009

Weighted average number of common shares outstanding during period	551,661,326	509,850,763	473,303,770
Add:
Effect of dilutive outstanding options	4,379,707	4,231,629	5,488,788

Weighted average number of common shares, as adjusted	556,041,033	514,082,392	478,792,558

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$2.80	$2.07	$2.70
Cumulative effect of change in accounting principle	—	—	.02

Net income	$2.80	$2.07	$2.72

For the years ended December 31, 2004, 2003 and 2002, respectively, options to purchase an additional 180 thousand, 10.1 million and 4.0 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T allocates expenses to the reportable segments based on various methodologies, including volume and amount of loans and deposits, amount of total assets and liabilities and the volume of full-time equivalent

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees serviced. A portion of corporate overhead expense is not allocated, but is retained in corporate accounts reflected as other expenses in the accompanying tables. Income taxes are allocated to the various segments using effective tax rates.

BB&T utilizes a funds transfer pricing (‘‘FTP’’) system to eliminate the effect of interest rate risk from the segments’ net interest income because such risk is centrally managed within the Treasury segment. The FTP system credits or charges the segments with the economic value or cost of the funds the segments create or use. The FTP system provides a funds credit for sources of funds and a funds charge for the use of funds by each segment. The net FTP credit or charge is reflected as net intersegment interest income (expense) in the accompanying tables.

Banking Network

BB&T’s Banking Network serves individual and business clients by offering a variety of loan and deposit products and other financial services. The Banking Network is primarily responsible for serving client relationships, and, therefore, is credited with revenue from the Mortgage Banking, Trust Services, Insurance Services, Investment Banking and Brokerage, Specialized Lending and other segments, which is reflected in intersegment noninterest income. Amortization and depreciation expense that has been allocated to the segment totaled $83.7 million, $84.7 million and $80.4 million for 2004, 2003 and 2002, respectively.

Mortgage Banking

The Mortgage Banking segment retains and services mortgage loans originated by the Banking Network as well as those purchased from various correspondent originators. Mortgage loan products include fixed- and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. Fixed-rate mortgage loans are typically sold to government agencies with servicing rights retained by BB&T, while adjustable-rate loans are typically held in the portfolio. The Mortgage Banking segment earns interest on loans held in the warehouse and portfolio, fee income from the origination and servicing of mortgage loans and recognizes gains or losses from the sale of mortgage loans. The Banking Network receives an interoffice credit for the origination of loans and servicing rights, with the corresponding charge remaining in the corporate office, which is reflected as part of other net income in the accompanying tables reconciling segment results to consolidated results. Amortization and depreciation expense that has been allocated to the segment totaled $1.1 million, $2.2 million and $2.3 million for 2004, 2003 and 2002, respectively.

Trust Services

BB&T’s Trust Services segment provides personal trust administration, estate planning, investment counseling, wealth management, asset management, employee benefits services, and corporate trust services to individuals, corporations, institutions, foundations and government entities. The Banking Network receives an interoffice credit for trust fees in the initial year the account is referred, with the corresponding charge remaining in the corporate office, which is reflected as part of other net income in the accompanying tables reconciling segment results to consolidated results. Amortization and depreciation expense that has been allocated to the segment totaled $4.5 million, $3.8 million and $2.7 million for 2004, 2003 and 2002, respectively.

Insurance Services

BB&T operates the 6th largest insurance agency/brokerage network in the nation. BB&T Insurance Services provides property and casualty, life and health insurance to businesses and individuals. It also provides small business and corporate products, such as workers compensation and professional liability, as well as surety coverage and title insurance. The Banking Network receives credit for insurance commissions on referred accounts, with the corresponding charge retained in the corporate office, which is reflected as part of other net income in the accompanying tables reconciling segment results to consolidated results. Amortization and depreciation expense that has been allocated to the segment totaled $43.2 million, $15.1 million and $10.6 million for 2004, 2003 and 2002, respectively.

Specialized Lending

BB&T’s Specialized Lending segment consists of seven wholly owned subsidiaries that provide specialty finance alternatives to consumers and businesses including: commercial factoring services, dealer-based financing

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of equipment for both small businesses and consumers, commercial fleet vehicle and equipment leasing, direct consumer finance, insurance premium finance, nonconforming mortgage lending, indirect sub-prime automobile finance, and full-service commercial mortgage banking. Bank clients as well as non-bank clients within and outside BB&T’s primary geographic market area are served by these companies. The Banking Network receives credit for referrals to these companies with the corresponding charge retained in the corporate office, which is reflected as part of other net income in the accompanying tables reconciling segment results to consolidated results. Amortization and depreciation expense that has been allocated to the segment totaled $12.0 million, $10.9 million and $9.3 million for 2004, 2003 and 2002, respectively.

Investment Banking and Brokerage

BB&T’s Investment Banking and Brokerage segment offers clients investment alternatives, including discount brokerage services, fixed-rate and variable-rate annuities, and mutual funds through BB&T Investment Services, Inc., a subsidiary of Branch Bank. The Investment Banking and Brokerage segment includes Scott & Stringfellow, Inc., a full-service brokerage and investment banking firm headquartered in Richmond, Virginia. Scott & Stringfellow specializes in the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional tax-exempt issuers. The Banking Network is credited for investment service revenues on referred accounts, with the corresponding charge retained in the corporate office, which is reflected as part of other net income in the accompanying tables reconciling segment results to consolidated results. Amortization and depreciation expense that has been allocated to the segment totaled $2.4 million, $2.4 million and $3.0 million for 2004, 2003 and 2002, respectively.

Treasury

BB&T’s Treasury segment is responsible for the management of the securities portfolios, overall balance sheet funding and liquidity, and overall management of interest rate risk. Amortization and depreciation expense that has been allocated to the segment totaled $.2 million for 2004, 2003 and 2002.

The following tables present selected financial information for BB&T’s reportable business segments for the years ended December 31, 2004, 2003 and 2002:

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T Corporation

Reportable Segments

For the Years Ended December 31, 2004, 2003 and 2002

	Banking Network			Mortgage Banking			Trust Services			Insurance Services			Specialized Lending
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(Dollars in thousands)
Net interest income (expense)	$2,084,942	$1,689,466	$1,492,450	$701,976	$678,557	$636,212	$(2,579)	$(13,178)	$(20,445)	$4,354	$1,602	$1,763	$278,226	$224,687	$185,873
Net intersegment interest income (expense)	1,011,952	730,444	660,390	(369,671)	(294,995)	(327,161)	8,636	36,202	47,908	—	—	—	—	—	—

Net interest income	3,096,894	2,419,910	2,152,840	332,305	383,562	309,051	6,057	23,024	27,463	4,354	1,602	1,763	278,226	224,687	185,873

Provision for loan and lease losses	246,672	225,478	215,769	8,834	6,912	3,271	—	—	—	—	—	—	91,911	87,741	62,927
Noninterest income	820,518	705,114	587,700	118,092	163,328	44,939	130,298	116,021	97,914	603,421	373,002	288,658	53,441	54,717	58,083
Intersegment noninterest income	367,679	451,622	346,111	—	—	—	—	—	—	—	—	—	—	—	—
Noninterest expense	1,264,940	1,262,895	1,067,380	46,935	56,245	47,996	100,106	90,786	79,896	473,881	286,984	221,051	132,986	116,696	108,354
Allocated corporate expenses	550,230	496,131	579,017	19,330	11,665	29,525	9,286	8,273	8,565	19,160	14,956	23,732	15,375	9,356	12,716

Income before income taxes	2,223,249	1,592,142	1,224,485	375,298	472,068	273,198	26,963	39,986	36,916	114,734	72,664	45,638	91,395	65,611	59,959
Provision for income taxes	731,671	483,894	342,610	123,702	145,610	76,949	9,091	12,201	10,428	45,228	28,148	18,175	26,573	20,271	21,360

Segment net income	$1,491,578	$1,108,248	$881,875	$251,596	$326,458	$196,249	$17,872	$27,785	$26,488	$69,506	$44,516	$27,463	$64,822	$45,340	$38,599

Identifiable segment assets (period end)	$52,026,132	$47,453,414	$39,927,325	$12,459,612	$12,246,128	$10,709,260	$104,752	$83,616	$78,673	$1,803,123	$937,274	$724,195	$2,588,650	$2,082,228	$1,780,414

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T Corporation

Reportable Segments

For the Years Ended December 31, 2004, 2003 and 2002—continued

	Investment Banking and Brokerage			Treasury			All Other Segments (1)			Intersegment Eliminations			Total Segments
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(Dollars in thousands)
Net interest income (expense)	$7,792	$6,748	$7,474	$119,294	$261,583	$819,658	$168,274	$221,824	$173,427	$—	$—	$—	$3,362,279	$3,071,289	$3,296,412
Net intersegment interest income (expense)	—	—	—	36,209	5,535	(39,035)	—	—	—	(687,126)	(477,186)	(342,102)	—	—	—

Net interest income	7,792	6,748	7,474	155,503	267,118	780,623	168,274	221,824	173,427	(687,126)	(477,186)	(342,102)	3,362,279	3,071,289	3,296,412

Provision for loan and lease losses	—	—	—	—	154	142	45,757	39,995	31,228				393,174	360,280	313,337
Noninterest income	274,941	252,891	215,747	67,700	207,158	242,815	136,850	197,020	121,550				2,205,261	2,069,251	1,657,406
Intersegment noninterest income	—	—	—	—	—	—	—	—	—	(367,679)	(451,622)	(346,111)	—	—	—
Noninterest expense	238,502	215,925	191,638	5,889	6,399	5,333	69,059	105,063	38,111				2,332,298	2,140,993	1,759,759
Allocated corporate expenses	14,006	9,010	14,771	443	987	1,687	15,274	13,740	11,419				643,104	564,118	681,432

Income before income taxes	30,225	34,704	16,812	216,871	466,736	1,016,276	175,034	260,046	214,219	(1,054,805)	(928,808)	(688,213)	2,198,964	2,075,149	2,199,290
Provision for income taxes	11,658	13,390	6,474	50,507	118,841	280,345	57,399	158,762	48,927	(343,866)	(303,720)	(192,011)	711,963	677,397	613,257

Segment net income	$18,567	$21,314	$10,338	$166,364	$347,895	$735,931	$117,635	$101,284	$165,292	$(710,939)	$(625,088)	$(496,202)	$1,487,001	$1,397,752	$1,586,033

Identifiable segment assets (period end)	$885,294	$947,479	$982,755	$18,530,232	$20,297,032	$16,449,141	$4,564,247	$4,414,341	$5,767,429	$—	$—	$—	$92,962,042	$88,461,512	$76,419,192

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net Interest Income
Net interest income from segments	$3,362,279	$3,071,289	$3,296,412
Other net interest income (expense) (1)	373,389	283,841	(925,454)
Elimination of management accounting practices (2)	(410,819)	(384,541)	(293,493)
Elimination of other interest income and expense (3)	23,374	111,416	669,995

Consolidated net interest income	$3,348,223	$3,082,005	$2,747,460

Net income
Net income from segments	$1,487,001	$1,397,752	$1,586,033
Other net income (loss) (1)	91,512	191,583	(903,831)
Elimination of management accounting practices (2)	86,303	(405,599)	(112,192)
Elimination of other income and expense (3)	(106,441)	(118,833)	732,999

Consolidated net income	$1,558,375	$1,064,903	$1,303,009

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Total Assets
Total assets from segments	$92,962,042	$88,461,512	$76,419,192
Other, net (1,3)	7,546,599	2,005,101	3,797,624

Consolidated total assets	$100,508,641	$90,466,613	$80,216,816

(1)	Other net interest income (expense), other net income (loss) and other, net, include amounts applicable to BB&T’s support functions that are not allocated to the reported segments.
(2)	BB&T’s reconciliation of total segment results to consolidated results requires the elimination of internal management accounting practices. These adjustments include the elimination of the funds transfer pricing credits and charges and the elimination of allocated corporate expenses.
(3)	Amounts reflect intercompany eliminations to arrive at consolidated results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 7, 2005:

BB&T CORPORATION (Registrant)

By:	/S/ JOHN A. ALLISON, IV
John A. Allison, IV Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 7, 2005.

/S/ JOHN A. ALLISON, IV
John A. Allison, IV Chairman of the Board and Chief Executive Officer

/S/ SCOTT E. REED
Scott E. Reed Senior Executive Vice President and Chief Financial Officer

/S/ EDWARD D. VEST
Edward D. Vest Executive Vice President and Corporate Controller

A Majority of the Directors of the Registrant are included.

/S/ JENNIFER S. BANNER
Jennifer S. Banner Director

/S/ ANNA R. CABLIK
Anna R. Cablik Director

/S/ NELLE RATRIE CHILTON
Nelle Ratrie Chilton Director

/S/ ALFRED E. CLEVELAND
Alfred E. Cleveland Director

/S/ RONALD E. DEAL
Ronald E. Deal Director

Tom D. Efird Director

/S/ BARRY J. FITZPATRICK
Barry J. Fitzpatrick Director

/S/ LLOYD VINCENT HACKLEY
Lloyd Vincent Hackley Director

/S/ JANE P. HELM
Jane P. Helm
Director

/S/ JOHN P. HOWE III, M.D.
John P. Howe III, M.D.
Director

/S/ JAMES H. MAYNARD
James H. Maynard
Director

/S/ ALBERT O. MCCAULEY
Albert O. McCauley
Director

/S/ J. HOLMES MORRISON
J. Holmes Morrison
Director

/S/ NIDO R. QUBEIN
Nido R. Qubein
Director

/S/ E. RHONE SASSER
E. Rhone Sasser
Director

/S/ ALBERT F. ZETTLEMOYER
Albert F. Zettlemoyer
Director

EXHIBIT INDEX

Exhibit No.	Description	Location

2(a)	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Annex I of Form S-4 Registration Statement No. 33-56437.

2(b)	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Annex II of Form S-4 Registration Statement No. 33-56437.

2(c)	Agreement and Plan of Reorganization dated as of January 20, 2003 between the Registrant and First Virginia Banks, Inc.	Incorporated herein by reference to Appendix A of Form S-4 Registration Statement No. 333-103832.

3(i)	Articles of Incorporation of the Registrant, as amended.	Filed herewith.

3(ii)	Bylaws of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(ii) of the Quarterly Report on Form 10-Q, filed November 8, 2004.

4(a)	Articles of Incorporation of the Registrant related to Junior Participating Preferred Stock.	Filed herewith in Article IV of Exhibit 3(i).

4(b)	Subordinated Indenture (including Form of Subordinated Debt Security) between the Registrant and State Street Bank and Trust Company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(d) of Form S-3 Registration Statement No. 333-02899.

4(c)	Senior Indenture (including Form of Senior Debt Security) between the Registrant and State Street Bank and Trust Company, Trustee, dated as of May 24, 1996.	Incorporated herein by reference to Exhibit 4(c) of Form S-3 Registration Statement No. 333-02899.

4(d)	First Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of December 23, 2003.	Incorporated herein by reference to Exhibit 4 of the Current Report on Form 8-K, filed December 23, 2003.

4(e)	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of September 24, 2004.	Incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed September 27, 2004.

10(a)*	BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan (amended and restated November 1, 2001).	Incorporated herein by reference to Exhibit 10(v) of the Annual Report on Form 10-K, filed March 15, 2002.

Exhibit No.	Description	Location

10(b)*	2001 Declaration of Amendment to BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(y) of the Annual Report on Form 10-K, filed March 15, 2002.

10(c)*	2004 Declaration of Amendment to BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Filed herewith.

10(d)*	2005 Declaration of Amendment to BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(e) of the Current Report on Form 8-K, filed February 28, 2005.

10(e)*	Southern National Corporation 1994 Omnibus Stock Incentive Plan.	Incorporated herein by reference to Exhibit 4.3 of Form S-8 Registration Statement No. 33-57865.

10(f)*	BB&T Corporation 1995 Omnibus Stock Incentive Plan (as amended and restated through February 25, 2003).	Incorporated herein by reference to Exhibit 99 of Form S-8 Registration Statement No. 333-116502.

10(g)*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 1995 Omnibus Stock Incentive Plan, as amended and restated.	Incorporated herein by reference to Exhibit 10(b) of the Current Report on Form 8-K, filed February 28, 2005.

10(h)*	BB&T Corporation 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 99 of Form S-8 Registration Statement No. 333-116488.

10(i)*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10(c) of the Current Report on Form 8-K, filed February 28, 2005.

10(j)*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10(d) of the Current Report on Form 8-K, filed February 28, 2005.

10(k)*	BB&T Corporation Amended and Restated 1996 Short-Term Incentive Plan.	Incorporated herein by reference to Exhibit 10(q) of the Annual Report on Form 10-K, filed on March 16, 2001.

Exhibit No.	Description	Location

10(l)*	Southern National Deferred Compensation Plan for Key Executives and amendments.	Filed herewith.

10(m)*	Southern National Supplemental Executive Retirement Plan and amendments.	Filed herewith.

10(n)*	Southern National Non-Qualified Defined Benefit Plan and amendments	Incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K, filed March 8, 2004.

10(o)*	BB&T Corporation Non-Qualified Defined Contribution Plan (amended and restated November 1, 2001).	Incorporated herein by reference to Exhibit 10(p) of the Annual Report on Form 10-K, filed March 15, 2002.

10(p)*	BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees (amended and restated effective November 1, 2001).	Incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K, filed March 15, 2002.

10(q)*	BB&T Corporation Non-Qualified Deferred Compensation Trust (amended and restated effective November 1, 2001).	Incorporated herein by reference to Exhibit 10(x) of the Annual Report on Form 10-K, filed March 15, 2002.

10(r)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and John A. Allison, IV.	Incorporated herein by reference to Exhibit 10(z) of the Quarterly Report on Form 10-Q, filed May 13, 2002.

10(s)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and W. Kendall Chalk.	Incorporated herein by reference to Exhibit 10(aa) of the Quarterly Report on Form 10-Q, filed May 13, 2002.

10(t)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Robert E. Greene.	Incorporated herein by reference to Exhibit 10(ab) of the Quarterly Report on Form 10-Q, filed May 13, 2002.

10(u)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Kelly S. King.	Incorporated herein by reference to Exhibit 10(ad) of the Quarterly Report on Form 10-Q, filed May 13, 2002.

Exhibit No.	Description	Location
10(v)*	2004 Amendments to Amended and Restated Employment Agreement, effective July 1, 2004, by and among the Registrant, Branch Banking and Trust Co. and Kelly S. King.	Incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K, filed November 1, 2004.

10(w)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Scott E. Reed.	Incorporated herein by reference to Exhibit 10(ae) of the Quarterly Report on Form 10-Q, filed May 13, 2002.

10(x)*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and C. Leon Wilson, III.	Incorporated herein by reference to Exhibit 10(ag) of the Quarterly Report on Form 10-Q, filed May 13, 2002.

10(y)*	Employment Agreement, dated October 29, 2004, by and among the Registrant, Branch Banking and Trust Co. and Christopher L. Henson.	Incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed November 1, 2004.

10(z)*	Employment Agreement, dated October 29, 2004, by and among the Registrant, Branch Banking and Trust Co. and Ricky K. Brown.	Incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K, filed November 1, 2004.

10(aa)*	Employment Agreement, dated November 10, 2003, by and among the Registrant, Branch Banking and Trust Co. and Barbara F. Duck.	Incorporated herein by reference to Exhibit 10(af) of the Annual Report on Form 10-K, filed March 8, 2004.

10(ab)*	Employment Agreement, dated November 10, 2003, by and among the Registrant, Branch Banking and Trust Co. and Steven B. Wiggs.	Incorporated herein by reference to Exhibit 10(ag) of the Annual Report on Form 10-K, filed March 8, 2004.

10(ac)*	Death Benefit Only Plan, dated April 23, 1990, by and between Branch Banking and Trust Co. (as successor to Southern National Bank of North Carolina) and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration Statement No. 33-33984.

10(ad)*	Settlement and Non-Compete Agreement, dated February 28, 1995, by and between the Registrant and L. Glenn Orr, Jr.	Incorporated herein by reference to Exhibit 10(b) of Form S-4 Registration Statement No. 33-56437.

Exhibit No.	Description	Location

10(ae)*

Settlement Agreement, Waiver and General Release,

dated September 19, 1994, by and between the

Registrant, Branch Banking and Trust Co. (as successor

to Southern National Bank of North Carolina)

and Gary E. Carlton.

Incorporated herein by reference to Exhibit 10(c) of Form S-4 Registration Statement No. 33-56437.

10(af)*	Settlement and Noncompetition Agreement, dated July 1, 1997, by and between the Registrant and E. Rhone Sasser.	Filed herewith.

10(ag)*	Employment Agreement, dated February 6, 2000, by and between the Registrant and J. Holmes Morrison.	Incorporated herein by reference to Exhibit 10(s) of the Annual Report on Form 10-K, filed on March 16, 2001.

10(ah)*	Employment Agreement, dated January 20, 2003, by and between Branch Banking and Trust Co. of Virginia and Barry J. Fitzpatrick.	Incorporated herein by reference to Exhibit 10(ae) of the Annual Report on Form 10-K, filed March 8, 2004.

10(ai)*	Special Pay Agreement, dated January 20, 2003, by and between First Virginia Banks, Inc. and Barry J. Fitzpatrick.	Incorporated herein by reference to Exhibit 10(ah) of the Annual Report on Form 10-K, filed March 8, 2004.

10(aj)*	First Virginia Banks, Inc. 1983 Directors’ Deferred Compensation Plan; First Virginia Banks, Inc. 1986 Directors’ Deferred Compensation Plan (and amendments thereto).	Incorporated herein by reference to Exhibit 10(ai) of the Annual Report on Form 10-K, filed March 8, 2004.

10(ak)*	First Virginia Banks, Inc. Key Employee Salary Reduction Deferred Compensation Plan; First Virginia Banks, Inc. 1986 Key Employee Salary Reduction Deferred Compensation Plan.	Incorporated herein by reference to Exhibit 10(aj) of the Annual Report on Form 10-K, filed March 8, 2004.

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note 19 to the Financial Statements.

12	Statement re Computation of Ratios.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

22	Proxy Statement for the 2005 Annual Meeting of Shareholders.	Future filing incorporated herein by reference pursuant to General Instruction G(3).

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

Exhibit No.	Description	Location

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

* Management compensatory plan or arrangement.