Form 10-Q
period 2005-03-31
BB&T CORP
filed 2005-05-09
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2005

Commission file number: 1-10853

BB&T CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street	27101
Winston-Salem, North Carolina	(Zip Code)
(Address of Principal Executive Offices)

(336) 733-2000
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [ Ö ]   No  [__]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  [ Ö ]   No  [__]

At April 30, 2005, 546,352,112 shares of the registrant's common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

March 31, 2005

BB&T Corporation          Page 1          First Quarter 2005 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2005	2004

Assets
Cash and due from banks	$1,761,610	$1,782,323
Interest-bearing deposits with banks	291,293	1,003,125
Federal funds sold and securities purchased under resale agreements or
similar arrangements	275,213	240,387
Trading securities at fair value	478,661	334,256
Securities available for sale at fair value	19,562,488	18,838,196
Securities held to maturity at amortized cost (fair value $125 at December 31, 2004)	--	125
Loans held for sale	630,992	613,476
Loans and leases, net of unearned income of $2,517,047 at March 31, 2005 and $2,540,201 at December 31, 2004	68,756,940	67,549,125
Allowance for loan and lease losses	(801,573)	(804,932)

Loans and leases, net	67,955,367	66,744,193

Premises and equipment, net of accumulated depreciation	1,274,167	1,283,546
Goodwill	4,163,108	4,124,241
Core deposit and other intangible assets	507,692	513,539
Other assets	5,114,495	5,031,234

Total assets	$102,015,086	$100,508,641

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$12,646,753	$12,246,248
Savings and interest checking	4,481,740	4,490,214
Money rate savings	23,580,611	23,427,797
Certificates of deposit and other time deposits	26,127,235	27,535,078

Total deposits	66,836,339	67,699,337

Federal funds purchased and securities sold under repurchase agreements	5,766,207	5,387,243
Short-term borrowed funds	3,385,892	1,300,629
Long-term debt	11,126,988	11,419,624
Accounts payable and other liabilities	4,074,376	3,827,334

Total liabilities	91,189,802	89,634,167

Commitments and contingencies (Note 5)
Shareholders' equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or
outstanding at March 31, 2005 or at December 31, 2004	--	--
Common stock, $5 par, 1,000,000,000 shares authorized;
548,638,822 issued and outstanding at March 31, 2005, and
550,406,287 issued and outstanding at December 31, 2004	2,743,194	2,752,032
Additional paid-in capital	3,057,625	3,121,716
Retained earnings	5,315,138	5,112,034
Unvested restricted stock	(62)	(107)
Accumulated other comprehensive loss, net of deferred income
taxes of $(171,156) at March 31, 2005, and $(66,662) at December 31, 2004	(290,611)	(111,201)

Total shareholders' equity	10,825,284	10,874,474

Total liabilities and shareholders' equity	$102,015,086	$100,508,641

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 2          First Quarter 2005 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,

	2005	2004

Interest Income
Interest and fees on loans and leases	$1,052,821	$912,156
Interest and dividends on securities	186,788	165,784
Interest on short-term investments	3,883	2,509

Total interest income	1,243,492	1,080,449

Interest Expense
Interest on deposits	241,299	166,777
Interest on federal funds purchased, securities sold under
repurchase agreements and short-term borrowed funds	42,466	17,395
Interest on long-term debt	110,544	89,454

Total interest expense	394,309	273,626

Net Interest Income	849,183	806,823
Provision for credit losses	41,045	63,418

Net Interest Income After Provision for Credit Losses	808,138	743,405
Noninterest Income
Service charges on deposits	120,772	122,763
Mortgage banking income	30,193	4,419
Trust revenue	30,407	29,985
Investment banking and brokerage fees and commissions	68,883	76,598
Insurance commissions	152,290	123,706
Bankcard fees and merchant discounts	25,436	22,845
Other nondeposit fees and commissions	54,946	48,789
Securities gains (losses), net	7	(511)
Other income	33,687	46,893

Total noninterest income	516,621	475,487

Noninterest Expense
Personnel expense	415,116	420,275
Occupancy and equipment expense	105,744	100,147
Amortization of intangibles	28,102	24,056
Professional services	16,289	19,408
Merger-related and restructuring charges (gains)	(2,557)	9,650
Other expense	168,012	160,841

Total noninterest expense	730,706	734,377

Earnings
Income before income taxes	594,053	484,515
Provision for income taxes	198,669	156,015

Net income	$395,384	$328,500

Per Common Share
Net Income:
Basic	$.72	$.60

Diluted	$.71	$.60

Cash dividends paid	$.35	$.32

Weighted Average Shares Outstanding
Basic	549,282,008	546,576,484

Diluted	553,654,679	550,547,045

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 3          First Quarter 2005 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)
(Dollars in thousands)

					Accumulated
	Shares of		Additional	Retained	Other	Total
	Common	Common	Paid-In	Earnings	Comprehensive	Shareholders'
	Stock	Stock	Capital	and Other (1)	Income (Loss)	Equity

Balance, January 1, 2004	541,942,987	$2,709,715	$2,893,812	$4,309,325	$21,879	$9,934,731
Add (Deduct):
Comprehensive income (loss):
Net income	--	--	--	328,500	--	328,500
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $71,762	--	--	--	--	133,357	133,357
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $199	--	--	--	--	312	312

Change in unrealized gains (losses) on securities, net of tax	--	--	--	--	133,669	133,669
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $(733)					(1,123)	(1,123)
Change in minimum pension liability, net of tax of $(1,625)	--	--	--	--	(3,019)	(3,019)

Total comprehensive income (loss)	--	--	--	328,500	129,527	458,027

Common stock issued:
In purchase acquisitions	8,226,658	41,133	259,325	--	--	300,458
In connection with stock option exercises
and other employee benefits, net of cancellations	768,319	3,842	8,918	--	--	12,760
Redemption of common stock	(2,915,800)	(14,579)	(93,963)	--	--	(108,542)
Cash dividends declared on common stock, $.32 per share	--	--	--	(175,535)	--	(175,535)
Other, net	--	--	4,883	46	--	4,929

Balance, March 31, 2004	548,022,164	$2,740,111	$3,072,975	$4,462,336	$151,406	$10,426,828

Balance, January 1, 2005	550,406,287	$2,752,032	$3,121,716	$5,111,927	$(111,201)	$10,874,474
Add (Deduct):
Comprehensive income (loss):
Net income	--	--	--	395,384	--	395,384
Unrealized holding gains (losses) arising during the
period on securities available for sale, net of tax of
$(106,680)	--	--	--	--	(183,216)	(183,216)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $11	--	--	--	--	(18)	(18)

Change in unrealized gains (losses) on securities, net of tax	--	--	--	--	(183,234)	(183,234)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $3,747	--	--	--	--	5,962	5,962
Change in minimum pension liability, net of tax of $(1,572)	--	--	--	--	(2,138)	(2,138)

Total comprehensive income (loss)	--	--	--	395,384	(179,410)	215,974

Common stock issued:
In purchase acquisitions	646,489	3,232	22,068	--	--	25,300
In connection with stock option exercises
and other employee benefits, net of cancellations	586,046	2,930	10,897	--	--	13,827
Redemption of common stock	(3,000,000)	(15,000)	(103,208)	--	--	(118,208)
Cash dividends declared on common stock, $.35 per share	--	--	--	(192,280)	--	(192,280)
Other, net	--	--	6,152	45	--	6,197

Balance, March 31, 2005	548,638,822	$2,743,194	$3,057,625	$5,315,076	$(290,611)	$10,825,284

(1) Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 4          First Quarter 2005 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31,

	2005	2004

Cash Flows From Operating Activities:
Net income	$395,384	$328,500
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	41,045	63,418
Depreciation	40,000	39,601
Amortization of intangibles	28,102	24,056
Amortization of purchase accounting mark-to-market adjustments	6,933	8,072
Discount accretion and premium amortization on long-term debt, net	27,182	23,401
Discount accretion and premium amortization on securities, net	12,195	12,794
Net (increase) decrease in trading account securities	(144,405)	371,401
(Gain) loss on sales of securities, net	(7)	511
Gain on sales of loans held for sale, net	(20,117)	(10,223)
(Gain) loss on disposals of premises and equipment, net	(522)	248
Proceeds from sales of loans held for sale	1,223,980	579,732
Purchases of loans held for sale	(192,141)	(229,294)
Origination of loans held for sale, net of principal collected	(1,029,238)	(835,691)
Tax benefit from exercise of stock options	6,051	4,883
Increase in other assets, net	(109,113)	(50,465)
Increase (decrease) in accounts payable and other liabilities, net	299,679	(49,022)
Other, net	3,996	(88)

Net cash provided by operating activities	589,004	281,834

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	563,821	51,739
Proceeds from maturities, calls and paydowns of securities available for sale	684,705	990,109
Purchases of securities available for sale	(2,274,854)	(2,913,373)
Proceeds from maturities, calls and paydowns of securities held to maturity	125	59,997
Leases made to customers	(65,386)	(67,402)
Principal collected on leases	41,583	35,327
Loan originations, net of principal collected	(1,057,421)	(1,589,060)
Purchases of loans	(198,786)	(38,488)
Net cash (paid) acquired in business combinations	(11,456)	75,082
Purchases and originations of mortgage servicing rights	(20,804)	(8,174)
Proceeds from disposals of premises and equipment	9,770	5,910
Purchases of premises and equipment	(34,730)	(68,565)
Proceeds from sales of foreclosed property	17,561	17,882
Proceeds from sales of other real estate held for development or sale	5,393	7,168

Net cash used in investing activities	(2,340,479)	(3,441,848)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(860,929)	4,777,598
Net increase (decrease) in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	2,464,227	(1,586,328)
Proceeds from issuance of long-term debt	--	1,897,000
Repayment of long-term debt	(252,465)	(2,102,719)
Net proceeds from common stock issued	13,827	12,760
Redemption of common stock	(118,208)	(108,542)
Cash dividends paid on common stock	(192,696)	(173,517)

Net cash provided by financing activities	1,053,756	2,716,252

Net Decrease in Cash and Cash Equivalents	(697,719)	(443,762)
Cash and Cash Equivalents at Beginning of Period	3,025,835	2,821,967

Cash and Cash Equivalents at End of Period	$2,328,116	$2,378,205

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$351,677	$249,827
Income taxes	179,136	63,812
Noncash investing and financing activities:
Transfer of loans to foreclosed property	9,420	30,422
Transfer of fixed assets to other real estate owned	2,816	3,441
Common stock issued in purchase accounting transactions	25,300	300,458

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation          Page 5          First Quarter 2005 10-Q

BB&T CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE 1. Basis of Presentation

   General

          In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), present fairly in all material respects BB&T’s financial position at March 31, 2005 and December 31, 2004; BB&T’s results of operations for the three months ended March 31, 2005 and 2004; and BB&T’s cash flows for the three months ended March 31, 2005 and 2004. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All such adjustments are of a normal, recurring nature.

          The consolidated financial statements and notes thereto are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T’s 2004 Annual Report on Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements.

   Nature of Operations

          BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its subsidiary banks, which have branches in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana and Washington, D.C. BB&T’s subsidiary banks provide a wide range of banking services to individuals and businesses. BB&T’s subsidiary banks offer a variety of loans to businesses and consumers, including mortgage loans. BB&T’s loans are primarily to individuals residing in the market areas described above or to businesses located in this geographic area. BB&T’s subsidiary banks also market a wide range of deposit services to individuals and businesses. BB&T’s subsidiary banks either directly, or through their subsidiaries, offer lease financing to businesses and municipal governments; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; arranging permanent financing for commercial real estate and providing loan servicing for third-party investors; direct consumer finance loans to individuals; and trust services. The direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, payroll processing, asset management and capital markets services.

BB&T Corporation          Page 6          First Quarter 2005 10-Q

   Principles of Consolidation

          The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority-owned by BB&T or over which BB&T exercises control. In consolidation, all significant intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in transactions accounted for as purchases are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless accounting principles generally accepted in the United States of America require otherwise.

          Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) requires enterprises to evaluate variable interests in entities for which voting interests are not an effective means of identifying controlling financial interests. Variable interests are those in which the value of the interest changes with the fair value of the net assets of the entity exclusive of variable interests. If the results of the evaluation indicate the existence of a primary beneficiary and the entity does not effectively disperse risks among the parties involved, that primary beneficiary is required to consolidate the entity. Likewise, FIN 46R requires the deconsolidation of an entity if the evaluation indicates that the requirements for consolidation are not met.

          BB&T has variable interests in certain entities including affordable housing partnership interests, historic tax credit partnerships, other partnership interests and trust-preferred securities, none of which were required to be consolidated.

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

   Reclassifications

          In certain instances, amounts reported in prior period’s consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

BB&T Corporation          Page 7          First Quarter 2005 10-Q

   Use of Estimates in the Preparation of Financial Statements

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses and the reserve for unfunded lending commitments, valuation of mortgage servicing rights, valuation of goodwill, intangible assets and other purchase accounting related adjustments, benefit plan obligations and expenses, and tax assets, liabilities and expenses.

   Stock-Based Compensation

          BB&T maintains various stock-based compensation plans. These plans provide for the granting of stock options (incentive and nonqualified), stock appreciation rights, restricted stock, performance units and performance shares to selected BB&T employees and directors. All of BB&T’s stock-based compensation plans, except for plans assumed in connection with the First Virginia Banks, Inc. merger, have been presented to and approved by BB&T’s shareholders. BB&T accounts for its stock option plans based on the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related Interpretations. As a result, no compensation cost has been recognized for any of the periods presented, except with respect to restricted stock plans as disclosed in the accompanying table. The following table presents BB&T’s net income, basic earnings per share and diluted earnings per share as reported, and pro forma net income and pro forma earnings per share assuming compensation cost for BB&T’s stock option plans had been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

BB&T Corporation          Page 8          First Quarter 2005 10-Q

	For the Three Months Ended
	March 31,

	2005	2004

	(Dollars in thousands, except per share data)
Net income:
Net income as reported	$395,384	$328,500
Add: Stock-based compensation expense
included in reported net income, net of tax	27	127
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(4,415)	(5,757)

Pro forma net income	$390,996	$322,870

Basic EPS:
As reported	$.72	$.60
Pro forma	.71	.59
Diluted EPS:
As reported	.71	.60
Pro forma	.71	.59

          The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2005 and 2004, respectively:

	For the Three Months Ended
	March 31,

	2005		2004

Weighted-average assumptions:
Risk-free interest rate	4.1%		3.5%
Dividend yield	3.5		3.0
Volatility factor	20.0		27.0
Expected life	6.5	yrs	6.0	yrs
Fair value of options per share	$6.51		$8.19

   Changes in Accounting Principles and Effects of New AccountingPronouncements

          In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by BB&T or acquired in business combinations. The SOP does not apply to loans originated by BB&T. BB&T adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no effect on BB&T’s consolidated financial position or consolidated results of operations, but affects BB&T’s accounting for impaired loans acquired in business combinations.

BB&T Corporation          Page 9          First Quarter 2005 10-Q

          In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.” This Staff Position delayed certain measurement and recognition provisions of EITF 03-1. On March 31, 2005, BB&T held certain investments having continuous unrealized loss positions for more than 12 months totaling $327.7 million. The vast majority of these investments were in U.S. government entity securities and it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because BB&T has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, BB&T has not recognized any other-than-temporary impairment in connection with these investments.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” SFAS No. 153 requires that exchanges of nonmonetary assets be accounted for at fair value unless the exchange lacks commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 also eliminates a provision in APB Opinion No. 29 that exempted nonmonetary exchanges of similar productive assets from fair value accounting. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management currently does not anticipate that the effects of the statement will materially affect BB&T’s consolidated financial position or consolidated results of operations.

          In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Jobs Act”). The Jobs Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Under the provisions of the Jobs Act, a taxpayer would receive a tax deduction of 85% of certain foreign earnings if repatriated during 2005 pursuant to a domestic reinvestment plan. This Staff Position issued disclosure requirements and provided clarification on the accounting for the repatriation provisions of the Jobs Act. BB&T is currently evaluating the potential income tax effects of these provisions. Upon the completion of such evaluation, which is expected to be completed in mid-2005, BB&T will make a determination concerning the repatriation of these foreign earnings.

BB&T Corporation          Page 10          First Quarter 2005 10-Q

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

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

2.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate either (a) all prior periods presented or (b) prior interim periods of the year of adoption based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures.

          On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that delayed the effective date of SFAS No. 123(R), which required adoption no later than July 1, 2005. The SEC rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The new SEC rule does not change the accounting required by SFAS No. 123(R). BB&T plans to adopt SFAS No. 123(R) using the modified-prospective method on January 1, 2006.

           As permitted by SFAS No. 123, BB&T currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the fair value method in SFAS No. 123(R) will have a significant impact on BB&T’s result of operations, although it will have no impact on BB&T’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had BB&T adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share as presented herein. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While BB&T cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such tax deductions were $6.1 million and $4.9 million in the first quarters of 2005 and 2004, respectively.

BB&T Corporation          Page 11          First Quarter 2005 10-Q

          In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers with the implementation of SFAS No. 123(R).  SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances.  BB&T will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123(R).

          In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This Interpretation clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The provisions of FIN 47 are effective for fiscal years ending after December 15, 2005. Management currently does not anticipate that the implementation of FIN 47 will materially affect BB&T’s consolidated financial position or consolidated results of operations.

   NOTE  2.   Business Combinations

          The following table presents summary information with respect to significant mergers and acquisitions of financial institutions and other significant financial services companies completed by BB&T Corporation during 2004. There have been no significant mergers completed during the first quarter of 2005.

Summary of Significant Mergers and Acquisitions

BB&T Common
					Total	Shares Issued
Date of			Total	Intangibles	Purchase	to Complete
Acquisition	Acquired Company	Headquarters	Assets	Recorded	Price	Transaction

April 14, 2004	Republic Bancshares Inc.	St. Petersburg, Fla.	$ 2.9 billion	$ 260.5 million	$ 433.4 million (1)	6.5 million
February 1, 2004	McGriff, Seibels &
	Williams, Inc.	Birmingham, Al.	226.6 million	416.8 million	350.5 million (2)	8.2 million

(1)	Includes cash consideration totaling $171.1 million
(2)	Includes cash consideration totaling $50.0 million

   Insurance and Other Nonbank Acquisitions

          BB&T acquired one insurance agency and one nonbank financial services company during the three months ended March 31, 2005. In conjunction with these transactions, BB&T issued approximately 638 thousand shares of common stock and paid approximately $11.5 million in cash. BB&T acquired eight insurance agencies and three nonbank financial service companies during 2004. In conjunction with these transactions, BB&T issued approximately 1.4 million shares of common stock and paid approximately $74.2 million in cash.

BB&T Corporation          Page 12          First Quarter 2005 10-Q

   Merger-Related and Restructuring Activities

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

Summary of Merger-Related and Restructuring Charges (Gains)
(Dollars in thousands)

	For the Three Months
	Ended March 31,

	2005	2004

Severance and personnel-related items	$(1,287)	$5,788
Occupancy and equipment	(1,213)	1,753
Systems conversions and related items	3	(213)
Marketing and public relations	--	622
Asset write-offs and other merger-related items	(60)	1,700

Total	$(2,557)	$9,650

          In conjunction with the consummation of an acquisition and completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance costs and other personnel-related costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The following table presents a summary of BB&T’s merger accrual activity for 2005.

BB&T Corporation          Page 13          First Quarter 2005 10-Q

	Merger Accrual Activity

	(Dollars in thousands)

			Merger-related
	Balance		and			Balance
	January 1,	Accrued at	restructuring			March 31,
	2005	acquisition	charges (gains)	Utilized	Other, net (1)	2005

Severance and personnel-related items	$14,658	$--	$(1,287)	$(1,087)	$--	$12,284
Occupancy and equipment	15,554	50	(1,213)	(909)	--	13,482
Systems conversions and related items	--	--	3	(3)	--	--
Other merger-related items	4,284	177	(60)	(572)	140	3,969

Total	$34,496	$227	$(2,557)	$(2,571)	$140	$29,735

(1)	Other, net is primarily composed of adjustments to goodwill resulting from changes to original estimates of merger-related accruals.

   NOTE 3. Computation of Earnings per Share

          BB&T’s basic and diluted earnings per share amounts were calculated as follows:

	For the Three Months
	Ended March 31,

	2005	2004

	(Dollars in thousands,
	except per share data)
Basic Earnings Per Share:
Weighted average number of common shares	549,282,008	546,576,484

Net income	$395,384	$328,500

Basic earnings per share	$.72	$.60

Diluted Earnings Per Share:
Weighted average number of common shares	549,282,008	546,576,484
Add:
Effect of dilutive stock options	4,372,671	3,970,561

Weighted average number of diluted common shares	553,654,679	550,547,045

Net income	$395,384	$328,500

Diluted earnings per share	$.71	$.60

          For the quarters ended March 31, 2005 and 2004, respectively, options to purchase an additional 108 thousand shares and 4.6 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

BB&T Corporation          Page 14          First Quarter 2005 10-Q

   NOTE 4. Operating Segments

          BB&T’s operations are divided into seven reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Insurance Services, Specialized Lending, Investment Banking and Brokerage, and Treasury. These operating segments have been identified based on BB&T’s management reporting structure. The segments require unique technology and marketing strategies and offer different products and services. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

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

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2004, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables.

          The following table discloses selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation          Page 15          First Quarter 2005 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended March 31, 2005 and 2004

	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

	(Dollars in thousands)

Net interest income (expense)	$572,394	$484,078	$170,913	$176,184	$(822)	$(1,093)	$1,652	$819	$69,803	$61,960
Net intersegment interest income (expense)	267,902	220,774	(105,870)	(87,130)	1,924	2,201	--	--	--	--

Total net interest income	840,296	704,852	65,043	89,054	1,102	1,108	1,652	819	69,803	61,960

Provision for loan and lease losses	58,715	61,415	2,180	2,144	--	--	--	--	22,952	19,498
Noninterest income	194,789	187,359	35,613	5,168	33,890	31,681	148,841	118,248	13,925	11,254
Intersegment noninterest income	83,546	85,032	--	--	--	--	--	--	--	--
Noninterest expense	307,177	307,089	11,596	11,547	25,750	25,285	128,517	106,866	32,640	31,368
Allocated corporate expenses	147,397	130,101	8,896	4,842	3,654	1,820	7,084	4,783	4,679	2,996

Income before income taxes	605,342	478,638	77,984	75,689	5,588	5,684	14,892	7,418	23,457	19,352
Income tax provision (benefit)	202,366	154,504	26,119	24,521	2,128	1,869	5,912	2,987	7,324	5,697

Segment net income (loss)	$402,976	$324,134	$51,865	$51,168	$3,460	$3,815	$8,980	$4,431	$16,133	$13,655

Identifiable segment assets (period end)	$52,639,840	$48,149,105	$12,989,447	$12,969,836	$109,584	$77,600	$1,775,441	$1,458,545	$2,701,388	$2,152,879

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Intersegment Eliminations		Total Segments

	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

Net interest income (expense)	$2,174	$1,575	$6,484	$34,987	$49,037	$39,123	$--	$--	$871,635	$797,633
Net intersegment interest income (expense)	--	--	14,070	5,711	--	--	(178,026)	(141,556)	--	--

Total net interest income	2,174	1,575	20,554	40,698	49,037	39,123	(178,026)	(141,556)	871,635	797,633

Provision for loan and lease losses	--	--	--	--	4,967	15,052	--	--	88,814	98,109
Noninterest income	71,229	78,041	12,071	14,615	29,792	38,999	--	--	540,150	485,365
Intersegment noninterest income	--	--	--	--	--	--	(83,546)	(85,032)	--	--
Noninterest expense	63,638	62,928	1,379	1,571	21,533	14,522	--	--	592,230	561,176
Allocated corporate expenses	3,598	3,501	26	1	4,958	3,933	--	--	180,292	151,977

Income before income taxes	6,167	13,187	31,220	53,741	47,371	44,615	(261,572)	(226,588)	550,449	471,736
Income tax provision (benefit)	2,390	5,127	5,110	12,264	19,763	12,198	(87,332)	(71,114)	183,780	148,053

Segment net income (loss)	$3,777	$8,060	$26,110	$41,477	$27,608	$32,417	$(174,240)	$(155,474)	$366,669	$323,683

Identifiable segment assets (period end)	$1,047,499	$1,014,519	$19,101,109	$16,484,122	$4,476,013	$4,265,531	$--	$--	$94,840,321	$86,572,137

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation          Page 16          First Quarter 2005 10-Q

          The following table presents a reconciliation of segment results to consolidated results:

	For the Three Months Ended
	March 31,
	2005	2004

Net Interest Income
Net interest income from segments	$871,635	$797,633
Other net interest income (1)	90,891	92,742
Elimination of management accounting practices (2)	(112,171)	(97,821)
Other, net (3)	(1,172)	14,269

Consolidated net interest income	$849,183	$806,823

Net income
Net income from segments	$366,669	$323,683
Other net income (1)	85,753	56,778
Elimination of management accounting practices (2)	(19,864)	(27,783)
Other, net (3)	(37,174)	(24,178)

Consolidated net income	$395,384	$328,500

	March 31,	March 31,
	2005	2004

Total Assets
Total assets from segments	$94,840,321	$86,572,137
Other, net (1,3)	7,174,765	7,709,366

Consolidated total assets	$102,015,086	$94,281,503

(1)	Other net interest income, other net income and other, net, include amounts applicable to BB&T's support functions that are not allocated to the reported segments.
(2)

BB&T's reconciliation of total segment results to consolidated results requires the elimination of internal management accounting practices. These adjustments include the elimination of the funds transfer pricing credits and charges, the elimination of the economic provision for loan and lease losses and the elimination of allocated corporate expenses.

(3)	Amounts reflect intercompany eliminations to arrive at consolidated results.

NOTE 5.   Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

          BB&T’s significant commitments include certain investments in affordable housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to its investments. At March 31, 2005, BB&T’s investments in such projects totaled $249.1 million, which includes outstanding commitments of $172.6 million. At December 31, 2004, BB&T’s investments in such projects totaled $257.7 million, which includes outstanding commitments of $215.2 million. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments made.

BB&T Corporation          Page 17          First Quarter 2005 10-Q

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of March 31, 2005, BB&T had issued a total of $2.1 billion in standby letters of credit. The carrying amount of the liability for such guarantees was $10.3 million at March 31, 2005.

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

BB&T Corporation          Page 18          First Quarter 2005 10-Q

NOTE 6.   Goodwill and Other Intangible Assets

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the three months ended March 31, 2005, and the year ended December 31, 2004, are as follows:

	Goodwill Activity by Operating Segment

					Investment
	Banking	Mortgage	Trust	Insurance	Banking and	Specialized
	Network	Banking	Services	Services	Brokerage	Lending	Total

	(Dollars in thousands)

Balance, December 31, 2003	$3,212,517	$7,459	$27,330	$269,252	$70,255	$29,713	$3,616,526
Acquired goodwill, net	213,980	--	4,380	278,477	--	7,930	504,767
Adjustments to goodwill	(19,616)	--	(369)	21,385	894	654	2,948

Balance, December 31, 2004	3,406,881	7,459	31,341	569,114	71,149	38,297	4,124,241
Acquired goodwill, net	--	--	--	17,030	1,966	--	18,996
Adjustments to goodwill	(770)	--	(183)	20,811	11	2	19,871

Balance, March 31, 2005	$3,406,111	$7,459	$31,158	$606,955	$73,126	$38,299	$4,163,108

          The majority of adjustments to goodwill in the table above recorded during the first quarter of 2005 reflect additional contingent payments made to acquired insurance companies subsequent to the date of acquisition based on the terms of the purchase agreements. The adjustments to goodwill recorded during 2004 reflect reallocations of purchase price subsequent to the dates of acquisition. These adjustments include $20.9 million relating to acquisitions completed during 2004, $(17.6 million) relating to acquisitions completed in earlier years, and $(.3 million) associated with a book of business in BB&T’s insurance services segment that was sold during 2004.

          The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets

	As of March 31, 2005			As of December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in thousands)

Identifiable intangible assets:
Core deposit intangibles	$364,937	$(147,692)	$217,245	$ 364,937	$(134,214)	$230,723
Other (1)	384,755	(94,308)	290,447	362,500	(79,684)	282,816

Totals	$749,692	$(242,000)	$507,692	$ 727,437	$(213,898)	$513,539

(1) Other amortizing identifiable intangibles are primarily composed of customer relationship intangibles.

BB&T Corporation          Page 19          First Quarter 2005 10-Q

           During the quarters ended March 31, 2005, and 2004, BB&T recorded $28.1 million and $24.1 million, respectively, in amortization expenses associated with identifiable intangible assets.

           The following table presents estimated amortization expense for each of the next five years:

Estimated Amortization Expense
of Identifiable Intangible Assets
(Dollars in thousands)

For the Year Ending December 31:
2005	$110,153
2006	91,665
2007	79,439
2008	66,318
2009	52,591

NOTE 7.   Benefit Plans

          BB&T provides various benefit plans to substantially all employees, including employees of acquired entities. Employees of acquired entities generally participate in existing BB&T plans after consummation of the business combinations. The plans of acquired institutions are typically merged into the BB&T plans after consummation of the mergers, and, under these circumstances, credit is usually given to these employees for years of service at the acquired institution for vesting and eligibility purposes. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2004, for descriptions and disclosures about the various benefit plans offered by BB&T.

          During the fourth quarter of 2004, BB&T amended its postretirement benefit plan to eliminate the health care subsidy effective January 1, 2005 for new retirees, and reduce the subsidy paid to existing retirees. Because of these amendments, management does not believe that any subsidy that may be provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2004 would be material. The effect of the plan amendment was a reduction in the projected benefit obligation by $95.5 million, which will be amortized as a reduction of benefit costs over approximately 17 years.

Back to Index

BB&T Corporation          Page 20          First Quarter 2005 10-Q

          The following table summarizes the components of net periodic benefit cost recognized for the quarters ended March 31, 2005 and 2004, respectively:

	Pension Plans				Other Postretirement

	Qualified		Nonqualified		Benefit Plans

	For the		For the		For the
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,

	2005	2004	2005	2004	2005	2004

	(Dollars in thousands)

Service cost	$15,931	$13,529	$972	$772	$--	$992
Interest cost	13,364	12,653	1,528	1,220	348	1,909
Estimated return on plan assets	(20,097)	(16,724)	--	--	--	--
Amortization of unrecognized
transition obligation	--	--	--	15	--	55
Amortization of prior service cost	(1,148)	(1,148)	(7)	2,483	(1,300)	192
Amortization of net loss	2,633	3,940	570	337	182	99

Net periodic benefit cost	$10,683	$12,250	$3,063	$4,827	$(770)	$3,247

          Management elected to make a discretionary contribution of $30.0 million to the qualified pension plan in the first quarter of 2005 and may make additional contributions later in 2005 if determined appropriate.

NOTE 8.   Comprehensive Income

          BB&T has chosen to report total comprehensive income and changes in comprehensive for the period as a part of the Consolidated Statements of Shareholders’ Equity. The balances in accumulated other comprehensive loss for the periods indicated are shown in the following tables:

BB&T Corporation
Accumulated Other Comprehensive Loss
March 31, 2005

	Before-Tax	Tax	Net-of-Tax
	Amount	Benefit	Benefit

Unrealized Losses on Securities Available for Sale	$(429,396)	$(158,688)	$(270,708)
Unrealized Losses on Cash Flow Hedges	(24,017)	(9,271)	(14,746)
Minimum Pension Liability	(8,354)	(3,197)	(5,157)

Total	$(461,767)	$(171,156)	$(290,611)

BB&T Corporation          Page 21          First Quarter 2005 10-Q

BB&T Corporation
Accumulated Other Comprehensive Loss
December 31, 2004

	Before-Tax	Tax	Net-of-Tax
	Amount	Benefit	Benefit

Unrealized Losses on Securities Available for Sale	$(139,493)	$(52,019)	$(87,474)
Unrealized Losses on Cash Flow Hedges	(33,726)	(13,018)	(20,708)
Minimum Pension Liability	(4,644)	(1,625)	(3,019)

Total	$(177,863)	$(66,662)	$(111,201)

Back to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          This report on Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve certain risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) changes in the interest rate environment may reduce net interest margins and/or the volumes and values of loans made or held as well as the value of other financial assets held; (3) general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit or other services; (4) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged; (5) adverse changes may occur in the securities markets; (6) costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected; (7) expected cost savings associated with recently completed mergers may not be fully realized or realized within the expected time frames; (8) deposit attrition, customer loss or revenue loss following recently completed mergers may be greater than expected; and (9) competitors of BB&T may have greater financial resources and develop products that enable such competitors to compete more successfully than BB&T.

BB&T Corporation          Page 22          First Quarter 2005 10-Q

Critical Accounting Policies

          The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses and reserve for unfunded lending commitments, valuation of mortgage servicing rights, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in BB&T’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

BB&T Corporation          Page 23          First Quarter 2005 10-Q

   Intangible Assets

          BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BB&T’s mergers and acquisitions are accounted for using the purchase method of accounting. Under the purchase method, BB&T is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. These estimates also include the establishment of various accruals and allowances based on planned facility dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. The major assumptions used in the impairment testing process include the estimated future cash flows of each business unit and discount rates. Discount rates are unique to each business unit and are based upon the cost of capital specific to the industry in which the business unit operates.

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

Back to Index

BB&T Corporation          Page 24          First Quarter 2005 10-Q

EXECUTIVE SUMMARY

          BB&T's total assets at March 31, 2005, were $102.0 billion, an increase of $1.5 billion, or 1.5%, from December 31, 2004. The asset categories that experienced the largest increases were loans and leases , including loans held for sale, and securities available for sale, which grew $1.2 billion, or 1.8%, and $724.3 million, or 3.8%, respectively, during the first three months of 2005.

          Total deposits at March 31, 2005, were $66.8 billion, a decrease of $863.0 million, or 1.3%, from December 31, 2004. Short-term borrowed funds increased $2.1 billion, or 160.3%, and long-term debt decreased $292.6 million, or 2.6%, during the first three months of 2005. Total shareholders’ equity decreased $49.2 million, or .5%, during the same time frame.

          Consolidated net income for the first quarter of 2005 totaled $395.4 million, an increase of 20.4% compared to the $328.5 million earned during the first quarter of 2004. On a diluted per share basis, earnings for the three months ended March 31, 2005, were $.71, compared to $.60 for the same period in 2004, an increase of 18.3%. BB&T’s results of operations for the first quarter of 2005 produced an annualized return on average assets of 1.60% and an annualized return on average shareholders’ equity of 14.70% compared to prior year ratios of 1.43% and 12.93%, respectively.

          Results during the first quarter of 2005 compared to the same period last year reflect further improvements in several key drivers of BB&T’s profitability. Among these were continued improvements in asset quality, disciplined expense control as well as reasonably strong loan growth. BB&T’s results compared to the fourth quarter of 2004 declined largely due to seasonal factors, which primarily affected insurance commissions, deposit service charges and personnel expenses.

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2004, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the first quarter of 2005 are further discussed in the following sections.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

Securities

          Securities available for sale totaled $19.6 billion at March 31, 2005, an increase of $724.3 million, or 3.8%, compared with December 31, 2004. Securities available for sale had net unrealized losses, net of deferred income taxes, of $270.7 million and $87.5 million at March 31, 2005 and December 31, 2004, respectively. Average total securities for the first quarter of 2005 amounted to $19.6 billion, an increase of $2.4 billion, or 14.1%, compared to the average balance for the first quarter of 2004. The increase in securities available for sale was the result of a combination of factors including the securitization of approximately $1.0 billion in residential mortgage loans during the third quarter of 2004, the acquisition of Republic Bancshares, Inc. (“Republic”), the investment of funds generated by deposit growth, and slower than planned loan growth.

BB&T Corporation          Page 25          First Quarter 2005 10-Q

           Trading securities totaled $478.7 million, up $144.4 million compared to the balance at December 31, 2004. This portfolio includes an inventory of securities which are subsequently sold to clients of BB&T’s investment banking and brokerage segment and fluctuates based on market conditions.

          During the first quarter of 2005, the annualized yield on the securities portfolio was 4.08%, a decrease of 10 basis points compared to the first quarter of 2004. This decrease in yield resulted principally from the flattening of the yield curve and purchases of lower-yielding securities. Despite the rapid pace of increase in short-term interest rates by the Federal Reserve, longer-term rates have not increased as dramatically, which has resulted in a further flattening of the yield curve. As a result, as BB&T’s higher-yielding fixed rate securities matured, sold, or were called, the resulting cash flows were reinvested in lower-yielding securities paying then-current market interest rates.

          On March 31, 2005, BB&T held certain investments having continuous unrealized loss positions for more than 12 months totaling $327.7 million. The vast majority of these investments were in U.S. government entity securities and it is expected that the securities would not be settled at a price less than their amortized cost. Because the decline in market value was caused by interest rate increases and not credit quality, and because BB&T has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, BB&T has not recognized any other-than-temporary impairment in connection with these investments.

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending and mortgage lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. For the first three months of 2005, average total loans were $68.6 billion, an increase of $5.4 billion, or 8.5%, compared to the same period in 2004. During the first quarter of 2005, average commercial loans, including lease receivables, increased $3.1 billion, or 9.9%, compared to the same period in 2004 and composed 50.4% of the loan portfolio compared to 49.8% for the first three months of 2004. Average consumer loans, which include sales finance, revolving credit and direct retail, totaled $21.6 billion during the first quarter of 2005, an increase of $2.0 billion, or 10.1%, compared to the same period in 2004. During the first three months of 2005, consumer loans composed 31.5% of average loans compared to 31.0% for the first three months of 2004. Average mortgage loans totaled $12.4 billion for the first three months of 2005, which represents an increase of $282.3 million, or 2.3%, from the 2004 average and composed the remaining 18.1% of the loan and lease portfolio compared to 19.2% for the same period of 2004.

          The slight fluctuation in the mix of the loan portfolio in the first quarter of 2005 compared to the first quarter of 2004 was primarily caused by the securitization of residential mortgage loans and by loan portfolios held by companies that were acquired in purchase transactions during 2004. In particular, during the third quarter of 2004, BB&T securitized $1.0 billion in residential mortgage loans and transferred the related mortgage-backed securities to the available-for-sale securities portfolio. Also, on April 14, 2004, loans totaling $1.7 billion were acquired through the purchase of Republic.

BB&T Corporation          Page 26          First Quarter 2005 10-Q

          The annualized fully taxable equivalent (“FTE”) yields on commercial, consumer and mortgage loans for the first three months of 2005 were 6.00%, 7.11%, and 5.45%, respectively, resulting in an annualized yield on the total loan portfolio of 6.25%. The FTE yields on commercial, consumer and mortgage loans for the first three months of 2004 were 5.31%, 6.77%, and 5.72%, respectively, resulting in an annualized yield on the total loan portfolio of 5.84%. This reflects an increase of 41 basis points in the annualized yield on the total loan portfolio during the first quarter of 2005 in comparison to 2004. The primary reason for the increase was the higher interest rate environment that existed during the first three months of 2005 compared to 2004. Starting in the second half of 2004, the Federal Reserve Board increased the intended Federal funds rate in response to a pick up in economic activity and concerns over inflation. As a result of the Federal Reserve Board’s actions, the prime rate, which is the basis for pricing many commercial and consumer loans, was 5.75% at the end of the first quarter of 2005, compared to 4.00% at the end of the first quarter of 2004. Therefore, the overall yield of the loan portfolio was positively affected as commercial and consumer loans were repricing at higher rates. The rise in short-term interest rates, however, was not matched by a similar rise in long-term interest rates and, mortgage rates, which are influenced by long-term interest rates in the marketplace, remained relatively unchanged compared to last year. As a result, older higher-yielding mortgage loans, which matured or refinanced, were replaced with lower-yielding mortgage loans, resulting in a 27 basis point decrease in the overall yield of the mortgage loan portfolio.

Other Interest Earning Assets

          Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $275.2 million at March 31, 2005, an increase of $34.8 million, or 14.5%, compared to December 31, 2004. Interest-bearing deposits with banks decreased $711.8 million, or 71.0%, compared to year-end 2004. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. For the first quarter of 2005, the average yield on other interest-earning assets was 2.54%, up from 1.45% in the first quarter last year as a result of the increase in the Federal funds target rate as previously discussed.

Goodwill and Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $116.3 million from December 31, 2004, to March 31, 2005. The increase was due primarily to additional goodwill resulting from insurance and other nonbank acquisitions in the amount of $38.9 million as well as increases in the cash surrender value of bank-owned life insurance and the carrying value of derivatives in a gain position in the amount of $22.1 million and $41.3 million, respectively.

BB&T Corporation          Page 27          First Quarter 2005 10-Q

          Other noninterest-earning assets also include commercial mortgage servicing rights totaling $14.2 million and residential mortgage servicing rights totaling $376.1 million, net of an allowance for impairment, which totaled $56.5 million at March 31, 2005.

Deposits

          Client deposits generated through the BB&T branch network are the largest source of funds used to support asset growth. Deposits totaled $66.8 billion at March 31, 2005, a decrease of $863.0 million, or 1.3%, from December 31, 2004. For the first quarter of 2005, average deposits increased $5.8 billion, or 9.4%, compared to the first quarter of 2004. The categories of deposits with the highest average rates of growth were average money rate savings accounts, noninterest-bearing deposits, and savings and interest checking accounts, which increased $3.0 billion, $1.5 billion, and $233.7 million, respectively, for the first quarter of 2005, representing increases of 14.6%, 13.9%, and 5.1%, respectively, compared to the first quarter of 2004. The primary drivers of the overall increase in average deposits were the purchase of Republic during the second quarter of 2004, which added $2.5 billion in deposits, and internal deposit growth.

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

          For the first quarter of 2005, the annualized average rate paid on total interest-bearing deposits was 1.78%, an increase of 46 basis points compared to the first quarter of 2004. This increase in the average rate paid resulted primarily from the higher interest rate environment that existed during 2005 compared to 2004, and competition in the pricing of deposit products.

Borrowings

          While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses shorter-term borrowings as a supplementary funding source for loan growth. Shorter-term borrowings utilized by the Corporation include Federal funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, short-term bank notes, and short-term Federal Home Loan Bank advances. At March 31, 2005, shorter-term borrowings totaled $9.2 billion, an increase of $2.5 billion, or 36.8%, compared to December 31, 2004. The increase in short-term borrowed funds compared to December 31, 2004, was primarily rate driven and was caused by the increased attractiveness of securities sold under repurchase agreements and Federal funds purchased due to their lower cost compared to existing market rates on traditional certificates of deposit. For the first quarter of 2005, average shorter-term borrowed funds were $7.1 billion, an increase of $488.5 million, or 7.4%, from the comparable period of 2004. The average annualized rate paid on shorter-term borrowed funds was 2.43% for the first quarter of 2005, an increase of 137 basis points from the average rate of 1.06% paid in the comparable period of 2004, which mirrors the increase in the Federal funds rate.

BB&T Corporation          Page 28          First Quarter 2005 10-Q

          BB&T also utilizes long-term debt for a variety of funding needs, including the repurchase of common stock, and, to a lesser extent, regulatory capital. Long-term debt consists primarily of Federal Home Loan Bank (“FHLB”) advances to BB&T’s banking subsidiaries and corporate subordinated notes. Long-term debt totaled $11.1 billion at March 31, 2005, down $292.6 million, or 2.6%, from the balance at December 31, 2004, primarily due to a decrease in the balance of FHLB advances, which are cost-effective long-term funding sources that provide BB&T with flexibility in the management of interest rate risk and liquidity. For the first quarter of 2005, average long-term debt totaled $11.4 billion, an increase of $768.9 million, or 7.2%, compared to the first quarter of 2004. The increase in average long-term debt was primarily caused by the issuance of $500 million of senior floating-rate debt in the third quarter of 2004 and $600 million of subordinated global notes in the fourth quarter of 2004.

          The average annualized rate paid on long-term debt for the first quarter of 2005 was 3.92%, an increase of 54 basis points compared to the first quarter of 2004. The increase in the cost of shorter-term and long-term funds resulted from recent actions by the Federal Reserve Board, which increased the targeted federal funds rate, used to price BB&T’s borrowings, by 175 basis points from its historically low level of 1.00% in the first quarter of 2004 to 2.75% at March 31, 2005.

Asset Quality

          Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $333.3 million at March 31, 2005, compared to $358.1 million at December 31, 2004. As a percentage of loans and leases plus foreclosed property, nonperforming assets were .48% at March 31, 2005, down from ..52% at December 31, 2004. Loans 90 days or more past due and still accruing interest totaled $83.3 million at March 31, 2005, compared to $100.2 million at year-end 2004.

          BB&T’s net charge-offs totaled $46.9 million for the first quarter and amounted to .28% of average loans and leases, on an annualized basis, compared to $57.2 million, or .36% of average loans and leases, on an annualized basis, in the corresponding period in 2004.

          The allowance for credit losses, which totaled $822.5 million and $828.3 million at March 31, 2005 and December 31, 2004, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses totaled $801.6 million at March 31, 2005, compared to $804.9 million at December 31, 2004. The allowance amounted to 1.16% of loans and leases outstanding at March 31, 2005, compared to 1.18% at year-end 2004. The reserve for unfunded lending commitments totaled $20.9 million and $23.4 million at March 31, 2005 and December 31, 2004, respectively.

BB&T Corporation          Page 29          First Quarter 2005 10-Q

          The above levels of nonperforming assets as a percentage of total assets and quarterly net charge-offs as a percentage of average loans are at their lowest level in four years. During the last six quarters, BB&T’s credit quality has steadily improved as demonstrated by the successive quarterly declines in the level of nonperforming assets. In addition, net charge-offs for the first quarter of 2005 declined compared to both the first and fourth quarters of last year. These positive trends in asset quality are the primary factors that have resulted in a lower allowance for loan and lease losses as a percentage of total loans.

          Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

BB&T Corporation          Page 30          First Quarter 2005 10-Q

ASSET QUALITY ANALYSIS
(Dollars in thousands)

For the Three Months Ended

3/31/05	12/31/04	9/30/04	6/30/04	3/31/04

Allowance For Credit Losses
Beginning balance	$828,301	$825,665	$825,242	$799,650	$793,398
Allowance for acquired (sold) loans, net	--	1,795	(170)	19,284	--
Provision for credit losses	41,045	65,153	57,165	63,533	63,418
Charge-offs
Commercial loans and leases	(12,892)	(30,668)	(23,858)	(23,740)	(22,176)
Direct retail loans	(11,484)	(13,149)	(12,170)	(11,538)	(11,295)
Sales finance loans	(21,689)	(23,479)	(22,225)	(21,664)	(22,518)
Revolving credit loans	(12,693)	(13,149)	(12,383)	(12,531)	(14,286)
Mortgage loans	(1,476)	(1,352)	(1,207)	(1,916)	(1,375)

Total charge-offs	(60,234)	(81,797)	(71,843)	(71,389)	(71,650)

Recoveries
Commercial loans and leases	4,043	7,788	6,210	4,216	6,057
Direct retail loans	2,399	2,566	2,090	2,675	2,489
Sales finance loans	4,275	4,559	4,317	4,165	3,511
Revolving credit loans	2,540	2,489	2,555	2,557	2,178
Mortgage loans	95	83	99	551	249

Total recoveries	13,352	17,485	15,271	14,164	14,484

Net charge-offs	(46,882)	(64,312)	(56,572)	(57,225)	(57,166)

Ending balance	$822,464	$828,301	$825,665	$825,242	$799,650

Nonperforming Assets
Nonaccrual loans and leases
Commercial loans and leases	$127,220	$143,420	$173,303	$199,718	$218,111
Direct retail loans	47,194	46,187	48,792	50,968	52,426
Sales finance loans	17,306	14,670	15,484	13,152	12,062
Revolving credit loans	266	349	374	369	367
Mortgage loans	62,476	64,010	62,871	61,132	62,756

Total nonaccrual loans and leases	254,462	268,636	300,824	325,339	345,722

Foreclosed real estate	60,147	69,324	67,329	68,035	74,832
Other foreclosed property	18,199	19,579	20,821	18,995	21,247
Restructured loans	537	555	563	566	573

Total nonperforming assets	$333,345	$358,094	$389,537	$412,935	$442,374

Loans 90 days or more past due
and still accruing
Commercial loans and leases	$15,036	$9,986	$11,463	$11,180	$18,885
Direct retail loans	13,857	19,917	22,382	21,015	20,359
Sales finance loans	18,864	21,205	20,766	20,732	26,091
Revolving credit loans	4,067	4,837	4,797	4,116	4,644
Mortgage loans	31,432	44,225	40,397	38,698	33,917

Total loans 90 days or more past due
and still accruing	$83,256	$100,170	$99,805	$95,741	$103,896

ASSET QUALITY RATIOS

For the Three Months Ended

3/31/05	12/31/04	9/30/04	6/30/04	3/31/04

Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases*	.12%	.15%	.15%	.14%	.16%
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases*	.37	.39	.45	.49	.54
Total nonperforming assets as a percentage of:
Total assets	.33	.36	.40	.42	.47
Loans and leases plus foreclosed property*	.48	.52	.58	.62	.69
Net charge-offs as a percentage of
average loans and leases*	.28	.38	.34	.34	.36
Allowance for loan and lease losses as a
percentage of loans and leases*	1.16	1.18	1.22	1.22	1.23
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.17	1.19	1.23	1.23	1.25
Ratio of allowance for loan and lease losses to:
Net charge-offs*	4.22	x	3.15	x	3.63	x	3.55	x	3.44	x
Nonaccrual and restructured loans and leases	3.14	2.99	2.71	2.50	2.28

* Includes loans held for sale and is net of unearned income. Applicable ratios are annualized.

Back to Index

BB&T Corporation          Page 31          First Quarter 2005 10-Q

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the first quarter of 2005 totaled $395.4 million, an increase of $66.9 million, or 20.4%, compared to $328.5 million earned during the first quarter of 2004. On a diluted per share basis, earnings for the three months ended March 31, 2005 were $.71, compared to $.60 for the same period in 2004. BB&T’s results of operations for the first quarter of 2005 produced an annualized return on average assets of 1.60% and an annualized return on average shareholders’ equity of 14.70% compared to prior year ratios of 1.43% and 12.93%, respectively.

          The following table sets forth selected financial ratios for the last five calendar quarters:

ANNUALIZED
PROFITABILITY MEASURES

	2005	2004

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Return on average assets	1.60%	1.68%	1.69%	1.65%	1.43%
Return on average shareholders' equity	14.70	15.21	15.42	15.17	12.93
Net interest margin (taxable equivalent)	3.95	3.97	4.07	4.02	4.09

BB&T Corporation          Page 32          First Quarter 2005 10-Q

Merger-Related and Restructuring Activities

          Mergers and acquisitions have played an important role in the development of BB&T’s franchise. BB&T has been an active acquirer of financial institutions, insurance agencies and other nonbank fee income producing businesses for many years. BB&T recorded certain merger-related items and restructuring costs during both 2005 and 2004. During the first quarter of 2005, BB&T recorded $1.6 million in net after-tax gains primarily associated with the sale of duplicate facilities and the finalization of severance and other personnel-related liabilities associated with recent acquisitions. During the first quarter of 2004, BB&T incurred $6.1 million in net after-tax charges primarily associated with the acquisition of First Virginia Banks, Inc. (“First Virginia”) and Republic. The above expenses are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expenses.

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

Summary of Merger-Related and Restructuring Charges (Gains)
(Dollars in thousands)

	For the Three Months
	Ended March 31,

	2005	2004

Severance and personnel-related items	$(1,287)	$5,788
Occupancy and equipment	(1,213)	1,753
Systems conversions and related items	3	(213)
Marketing and public relations	--	622
Asset write-offs and other merger-related items	(60)	1,700

Total	$(2,557)	$9,650

           Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination, which typically occur in corporate support and data processing functions.

BB&T Corporation          Page 33          First Quarter 2005 10-Q

          Occupancy and equipment charges or credits represent merger-related costs or gains associated with lease terminations, obsolete equipment write-offs and the sale of duplicate facilities and equipment. Credits may result when obsolete properties or equipment are sold for more than originally estimated. Systems conversions and related charges include expenses necessary to convert and combine the acquired branches and operations of merged companies. Marketing and public relations costs represent direct media advertising related to the acquisitions. The other merger-related charges are comprised of asset and supply inventory write-offs, litigation accruals and other similar charges.

          In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance and other personnel costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The following tables present a summary of activity with respect to BB&T’s merger and restructuring accruals, with the more significant merger (First Virginia) presented separately. These tables include costs reflected as expenses, as presented in the table above, and accruals recorded through purchase accounting adjustments.

	First Virginia Banks, Inc

	(Dollars in thousands)

			Merger-related
	Balance		and			Balance
	January 1,	Accrued at	restructuring			March 31,
	2005	acquisition	charges (gains)	Utilized	Other, net (1)	2005

Severance and personnel-related items	$7,559	$--	$(27)	$(547)	$--	$6,985
Occupancy and equipment	6,146	--	(1,262)	(338)	--	4,546
Systems conversions and related items	--	--	3	(3)	--	--
Other merger-related items	87	--	(303)	(149)	374	9

Total	$13,792	$--	$(1,589)	$(1,037)	$374	$11,540

(1)	Other, net is primarily composed of adjustments to goodwill resulting from changes to original estimates of merger-related accruals.

          The remaining accruals at March 31, 2005 for First Virginia are related primarily to costs associated with severance payments to certain executive officers and costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future because they relate to specific contracts or legal obligations that expire in later years, or they relate to the disposal of duplicate facilities and equipment, which may take longer to complete.

          Activity with respect to the merger and restructuring accruals for all other mergers is presented in the accompanying table:

BB&T Corporation          Page 34          First Quarter 2005 10-Q

	All Other Mergers

	(Dollars in thousands)

			Merger-related
	Balance		and			Balance
	January 1,	Accrued at	restructuring			March 31,
	2005	acquisition	charges (gains)	Utilized	Other, net (1)	2005

Severance and personnel-related items	$7,099	$--	$(1,260)	$(540)	$--	$5,299
Occupancy and equipment	9,408	50	49	(571)	--	8,936
Systems conversions and related items	--	--	--	--	--	--
Other merger-related items	4,197	177	243	(423)	(234)	3,960

Total	$20,704	$227	$(968)	$(1,534)	$(234)	$18,195

(1)	Other, net is primarily composed of adjustments to goodwill resulting from changes to original estimates of merger-related accruals.

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

          Because BB&T has often had multiple merger integrations in process, and due to limited resources, has had to schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals has typically covered an extended period of time. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at March 31, 2005, are expected to be utilized during 2005, unless they relate to specific contracts that expire in later years.

Net Interest Income and Net Interest Margin

          Net interest income on a FTE basis was $869.3 million for the first quarter of 2005 compared to $827.6 million for the same period in 2004, an increase of $41.8 million, or 5.1%. For the three months ended March 31, 2005, average earning assets increased $7.7 billion, or 9.5%, compared to the same period of 2004, while average interest-bearing liabilities increased $5.5 billion, or 8.1%, and the net interest margin decreased from 4.09% in the first quarter of 2004 to 3.95% in the current quarter. The decrease in the net interest margin was caused by a combination of factors. The flattening of the yield curve in recent quarters and more intense price competition for commercial loans and deposits has resulted in the cost of funding being greater than the rise in yield on earning assets. The reinvestment of proceeds from the sales, maturities and prepayments of fixed-rate securities in lower yielding securities also adversely affected the net interest margin. In addition, the margin was negatively affected by the additional interest expense incurred in connection with BB&T’s stock buy-back program and the purchase of Republic, which had a much lower net interest margin compared to BB&T.

BB&T Corporation          Page 35          First Quarter 2005 10-Q

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the first quarter of 2005 compared to the same period in 2004, and the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation          Page 36          First Quarter 2005 10-Q

FTE Net Interest Income and Rate / Volume Analysis
For the Three Months Ended March 31, 2005 and 2004

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

	2005	2004	2005	2004	2005	2004	(Decrease)	Rate (6)	Volume (6)

	(Dollars in thousands)
Assets
Securities, at amortized cost (1):
U.S. Treasuries, U.S. government agencies and
entities and other (5)	$18,875,011	$16,310,019	3.98%	4.06%	$187,708	$165,446	$22,262	$(3,301)	$25,563
States and political subdivisions	732,313	878,262	6.71	6.46	12,286	14,193	(1,907)	511	(2,418)

Total securities (5)	19,607,324	17,188,281	4.08	4.18	199,994	179,639	20,355	(2,790)	23,145
Other earning assets (2)	620,364	697,659	2.54	1.45	3,883	2,509	1,374	1,680	(306)
Loans and leases, net
of unearned income (1)(3)(4)(5)	68,578,138	63,220,144	6.25	5.84	1,059,777	919,030	140,747	68,584	72,163

Total earning assets	88,805,826	81,106,084	5.75	5.45	1,263,654	1,101,178	162,476	67,474	95,002

Non-earning assets	11,673,166	11,006,275

Total assets	$100,478,992	$92,112,359

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$4,809,025	$4,575,373	0.31	0.21	3,654	2,429	1,225	1,097	128
Money rate savings	23,193,960	20,230,460	1.12	0.61	63,798	30,830	32,968	27,913	5,055
Other time deposits	27,079,998	25,993,720	2.60	2.07	173,847	133,518	40,329	34,537	5,792

Total interest-bearing deposits	55,082,983	50,799,553	1.78	1.32	241,299	166,777	74,522	63,547	10,975
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	7,085,742	6,597,199	2.43	1.06	42,466	17,395	25,071	23,693	1,378
Long-term debt	11,390,424	10,621,546	3.92	3.38	110,544	89,454	21,090	14,285	6,805

Total interest-bearing liabilities	73,559,149	68,018,298	2.17	1.62	394,309	273,626	120,683	101,525	19,158

Noninterest-bearing deposits	12,238,571	10,744,997
Other liabilities	3,776,610	3,130,537
Shareholders' equity	10,904,662	10,218,527

Total liabilities and
shareholders' equity	$100,478,992	$92,112,359

Average interest rate spread			3.58	3.83
Net interest margin			3.95%	4.09%	$869,345	$827,552	$41,793	$(34,051)	$75,844

Taxable equivalent adjustment					$20,162	$20,729

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

BB&T Corporation          Page 37          First Quarter 2005 10-Q

Noninterest Income

          Noninterest income has become, and will continue to be, a significant contributor to BB&T’s financial success. Noninterest income as a percentage of total revenues has increased in recent years due to BB&T’s emphasis on growing and expanding its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended March 31, 2005 totaled $516.6 million compared to $475.5 million for the same period in 2004, an increase of $41.1 million, or 8.7%. The growth in noninterest income was led by increased revenues from BB&T’s insurance operations as well as growth in income from mortgage banking operations and other nondeposit fees and commissions. These increases were partially offset by a decline in income from investment banking and brokerage fees and commissions, and service charges on deposits in the first quarter of 2005 compared to the first quarter of 2004. The overall growth in noninterest income also reflects the impact of acquisitions.

          Noninterest income decreased $31.6 million, or 5.8% compared to the fourth quarter of 2004. This decrease was primarily due to significant seasonality in insurance commissions and service charges on deposits, which are the two largest sources of fee-based income. Traditionally, BB&T’s insurance operations have experienced stronger linked quarter performance during the second and fourth quarters of the year when a higher percentage of BB&T’s clients tend to renew their insurance policies. Service charges on deposits typically experience a seasonal increase in the fourth quarter as a result of higher transaction account activity relating to the holiday season and this seasonal factor significantly affected BB&T’s service charges in the first quarter of 2005.

          Service charges on deposits totaled $120.8 million for the first quarter of 2005, down $2.0 million, or 1.6%, compared to the first quarter of 2004. Lower personal overdraft charges, which resulted from temporary technical issues experienced within the service charge systems, and reduced fees from commercial accounts due to higher earnings credits were the primary reasons for the decrease in service charges on deposits in the current quarter compared to the same period last year.

          Trust income totaled $30.4 million for the current quarter, and was slightly higher than the $30.0 million in trust revenues for the same period in 2004. The increase in trust income was due to an increase in mutual fund and asset management fees. Trust revenues are based on the types of services provided as well as the overall value of assets managed, which is affected by stock market conditions. Total trust assets under management, including custodial accounts, decreased from $26.5 billion at March 31, 2004 to $23.3 billion at March 31, 2005. The decline in assets under management was due to the discontinuation of custodial responsibilities for $4.5 billion of BB&T Fund’s assets, which was partially offset by internal growth. The change in custodial responsibilities resulted in greater efficiencies for the shareholders of the BB&T Funds.

          Investment banking and brokerage fees and commissions totaled $68.9 million during the first quarter of 2005, a decrease of $7.7 million, or 10.1%, compared to the first quarter of 2004. The decrease was primarily due to the lower level of bond market activity in the current quarter compared to the same period last year as a result of the increasing rate environment, which reduced the fees earned by Scott & Stringfellow, BB&T’s wholly owned investment banking and brokerage subsidiary, by $6.3 million compared to the first quarter of last year. The rest of the decrease was due to lower investment services revenues at BB&T Investment Services, Inc. as a result of less favorable market conditions during the first quarter of 2005 compared to the first quarter of 2004.

BB&T Corporation          Page 38          First Quarter 2005 10-Q

          Insurance commissions totaled $152.3 million for the first quarter of 2005, an increase of $28.6 million, or 23.1%, compared to the same three-month period of 2004. Revenues from BB&T’s insurance operations have become the largest source of noninterest income. The increase in insurance revenues was primarily caused by the expansion of BB&T’s insurance agency network through the acquisitions of several insurance agencies during 2004, the largest of which was the purchase of McGriff, Seibels & Williams, Inc. (“McGriff”).

          Income from mortgage banking activities includes gains and losses from the sales of mortgage loans, revenue from servicing mortgage loans, valuation adjustments for mortgage servicing rights, mortgage servicing rights-related derivative gains/losses and amortization related to mortgage servicing rights. Mortgage banking income totaled $30.2 million in the first quarter of 2005 compared to $4.4 million in the first quarter of 2004. The significant increase in net mortgage banking income is due to increased revenues from the sale of mortgage loans and a net recapture in the valuation of mortgage servicing rights in the first quarter of 2005, compared to a net impairment in the first quarter of 2004. During the first quarter of 2005, BB&T sold $1.2 billion in loans compared to loan sales of $569 million in the first quarter of 2004. The volume of loan sales in the first quarter of 2004 was lower as a result of the completion of a planned $3.6 billion fixed-rate mortgage retention strategy that started in the latter half of 2003. The fluctuation in the net valuation of mortgage servicing rights is primarily a function of interest rate volatility. BB&T enters into a variety of derivative financial instruments to mitigate the risk associated with the valuation of mortgage servicing rights. As a result, the mortgage servicing rights recapture recorded in the current quarter and the impairment recorded in the first quarter of 2004 were partially offset by mortgage servicing rights-related derivative losses and gains, respectively. The following table provides a breakdown of the various components of mortgage banking income:

BB&T Corporation          Page 39          First Quarter 2005 10-Q

Mortgage Banking Income and Related Statistical Information

			% Change
	As of/ For the Three Months		2005
	Ended March 31,		v.

Mortgage Banking Income	2005	2004	2004

	(Dollars in thousands)

Residential mortgage production revenues	$15,473	$9,486	63.1%
Residential mortgage servicing revenues	23,255	23,022	1.0
Commercial mortgage banking revenues	2,837	2,904	(2.3)
Amortization of mortgage servicing rights	(22,283)	(26,766)	(16.7)

Mortgage servicing rights valuation recapture (impairment)	51,079	(43,590)	NM
Mortgage servicing rights derivative (losses) gains	(40,168)	39,363	NM

Net mortgage servicing rights valuation recapture (impairment)	10,911	(4,227)	NM

Total mortgage banking income	$30,193	$4,419	NM

Mortgage Banking Statistical Information (in millions)

Residential mortgage originations	$2,260	$2,299	(1.7	) %
Residential mortgage loans serviced for others	25,575	24,035	6.4
Commercial mortgage originations	188	210	(10.5)
Commercial mortgage loans serviced for others	6,701	6,876	(2.5)

                                             NM - not meaningful

          Other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $80.4 million for the first quarter of 2005, an increase of $8.7 million, or 12.2%, compared to the first quarter of 2004. The principal drivers of the first quarter increase were check card and debit card interchange fees, official check outsourcing fees and bankcard income, which increased $5.1 million, $1.8 million and $2.6 million, respectively, compared to the same period in 2004. These increases were partially offset by lower fees from money orders, which declined $1.1 million compared to the same period last year.

          Other income totaled $33.7 million for the first quarter of 2005, a decrease of $13.2 million, or 28.2%, compared with the same period one year ago. The primary reason for the decrease was a fair value adjustment related to miscellaneous investments made by a small business investment company totaling $12.7 million, which was recorded in the first quarter of 2004, while no similar adjustment was recorded in the first quarter of 2005.

Noninterest Expense

          Noninterest expenses totaled $730.7 million for the first quarter of 2005 compared to $734.4 million for the same period a year ago, a decrease of $3.7 million, or .5%. Noninterest expenses include $2.6 million in net pre-tax merger-related gains for the first quarter of 2005 and $9.7 million of net pre-tax merger-related and restructuring expenses for the first quarter of 2004, principally associated with the acquisitions of First Virginia and Republic.

BB&T Corporation          Page 40          First Quarter 2005 10-Q

          Personnel expense, the largest component of noninterest expense, was $415.1 million for the current quarter compared to $420.3 million for the same period in 2004, a decrease of 1.2%. During the first quarter of 2005, employee benefit expenses were down $15.6 million compared to the same period in 2004, primarily due to a $4.0 million reduction in retiree benefit expenses, which resulted from an amendment to the postretirement benefit plan in the fourth quarter of 2004, and a $7.9 million decrease in funding for health care expenses. These decreases were largely offset by higher salaries expense primarily as a result of the acquisitions of Republic, McGriff and several other smaller insurance agencies since the end of the first quarter of 2004. Personnel expenses increased $31.6 million, or 33.4% on an annualized basis, compared to the fourth quarter of 2004. The increase was largely driven by seasonal factors relating to social security and unemployment taxes, which decrease throughout the year as certain employees reach their maximum contribution levels. The results for the first quarter of 2005 compared to the fourth quarter of 2004 also increased as a result of an $8.6 million increase in pension expense. During the third quarter of 2004, BB&T received an updated actuarial valuation for the 2004 calendar year that projected a lower level of annual expense than previously estimated. This resulted in a lower level of expense for the third and fourth quarters of 2004, compared to the first half of 2004.

           Occupancy and equipment expense for the three months ended March 31, 2005, totaled $105.7 million compared to $100.1 million for the first quarter of 2004, representing an increase of $5.6 million, or 5.6%. The increase in the first quarter of 2005 compared to 2004 resulted primarily from higher rent and building maintenance expenses, which increased $3.4 million and $1.6 million, respectively, compared to last year.

          The amortization of intangible assets totaled $28.1 million for the current quarter, an increase of $4.0 million from the $24.1 million incurred in the first quarter of 2004. This increase was primarily due to the acquisitions of Republic and several insurance agencies in 2004. See Note 2 to the Consolidated Financial Statements herein for a summary of completed mergers and acquisitions.

          Other noninterest expenses, including professional services, totaled $184.3 million for the first quarter of 2005, an increase of $4.1 million, or 2.2%, compared to the same period of 2004. The slight increase was primarily due to higher cost of services obtained by BB&T, which were largely offset by the recent implementation of internal cost control initiatives and the realization of cost efficiencies from the integration of recent mergers. In particular, data processing expenses, advertising and marketing expenses, and loan and lease expenses increased $3.0 million, $2.1 million, and $2.3 million, respectively. These increases were partially offset by professional services and telephone expenses, which decreased $3.1 million and $1.8 million, respectively, compared to last year.

          The effective management of operating costs is a key contributor to BB&T’s financial success, especially as BB&T becomes a larger and more diverse company. In 2004, management announced plans to implement cost savings and revenue enhancement initiatives with a goal to produce $175 million in combined annual cost savings and revenue enhancements. Implementation of the initiatives began in the fourth quarter of 2004, and management expects that approximately $60 million of the goal will be realized in 2005 and anticipates that substantially all of the initiatives will be implemented by the fourth quarter of 2006. During the first quarter of 2005, management estimates that approximately $15 million was realized pursuant to this effort, primarily derived from cost savings.

Back to Index

BB&T Corporation          Page 41          First Quarter 2005 10-Q

Provision for Income Taxes

          The provision for income taxes totaled $198.7 million for the first quarter of 2005, an increase of $42.7 million compared to the first quarter of 2004. The increased provision for income taxes was the combined result of higher pretax income and an increase in the effective tax rate. BB&T’s effective income tax rates were 33.4% for the three months ended March 31, 2005 compared to 32.2% for the first three months of 2004.

          BB&T has extended credit to, and invested in, the obligations of states and municipalities and their agencies. The income generated from these investments together with certain other transactions that have favorable tax treatment have reduced BB&T’s overall effective tax rate from the statutory rate in the first quarters of 2005 and 2004.

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

Back to Index

BB&T Corporation          Page 42          First Quarter 2005 10-Q

MARKET RISK MANAGEMENT

          The effective management of market risk is essential to achieving BB&T’s strategic financial objectives. As a financial institution, BB&T’s most significant market risk exposure is interest rate risk. The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on interest sensitive income. This is accomplished through active management of asset and liability portfolios with a focus on the strategic pricing of asset and liability accounts and management of appropriate maturity mixes of assets and liabilities. The goal of these activities is the development of appropriate maturity and repricing opportunities in BB&T’s portfolios of assets and liabilities that will produce consistent interest sensitive income during periods of changing interest rates. BB&T’s Asset / Liability Management Committee (“ALCO”) monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed for proper fixed-rate and variable-rate mixes under various interest rate scenarios.

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

          The majority of BB&T’s assets and liabilities are monetary in nature, and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System (“FRB”) to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the ALCO, management believes that BB&T is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

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

BB&T Corporation          Page 43          First Quarter 2005 10-Q

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

          The following table shows the effect that the indicated changes in interest rates would have on interest sensitive income as projected for the next twelve months under the “most likely” interest rate scenario incorporated into the Interest Sensitivity Simulation computer model. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets, cash flows and maturities of derivative financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, customer preferences and capital plans. The resulting change in interest sensitive income reflects the level of sensitivity that interest sensitive income has in relation to changing interest rates.

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical

			Percentage Change in
Linear	Prime Rate		Net Interest Income

Change in	March 31,		March 31,

Prime Rate	2005	2004	2005	2004

3.00%	8.75%	7.00%	2.70%	(0.50	) %
1.50	7.25	5.50	2.17	(0.58)
No Change	5.75	4.00	--	--
(1.00)	NA	3.00	NA	(1.54)
(1.50)	4.25	NA	(2.66)	NA
(2.75)	3.00	NA	(3.59)	NA

                                        NA = BB&T's model did not calculate results for these scenarios.

           Management has established parameters for asset/liability management, which prescribe a maximum negative impact on interest sensitive income of 3% for the next 12 months for a linear increase of 150 basis points for six months followed by a flat interest rate scenario for the remaining six month period, and a maximum negative impact of 6% for a linear increase of 300 basis points for 12 months.

BB&T Corporation          Page 44          First Quarter 2005 10-Q

Derivative Financial Instruments

          BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to manage risk related to business loans, federal funds purchased, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients.

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On March 31, 2005, BB&T had derivative financial instruments outstanding with notional amounts totaling $30.5 billion. The estimated net fair value of open contracts was $39.7 million at March 31, 2005. This compares to $20.5 billion in notional derivatives with a fair value of $73.3 million at December 31, 2004. Substantially all of the increase in notional amount was related to swaptions that are used to manage risk related to residential mortgage servicing rights valuations.

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with derivatives dealers that are national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative contracts at March 31, 2005 was not material.

BB&T Corporation          Page 45          First Quarter 2005 10-Q

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at March 31, 2005:

Derivative Classifications and Hedging Relationships
March 31, 2005
(Dollars in thousands)

	Notional	Fair Value

	Amount	Gain	Loss

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,450,000	$3,547	$(24,676)
Hedging certificates of deposit and short-term borrowed funds	2,250,000	3,012	--
Hedging medium term bank notes	2,000,000	22,610	--
Derivatives Designated as Fair Value Hedges:
Hedging business loans	3,942	--	(59)
Hedging long-term debt	3,350,000	43,885	(48,363)
Derivatives not designated as hedges	20,442,685	96,070	(56,346)

Total	$30,496,627	$169,124	$(129,444)

Derivative Financial Instruments
March 31, 2005
(Dollars in thousands)

		Average	Average	Estimated
	Notional	Receive	Pay	Fair
	Amount	Rate	Rate	Value

Receive fixed swaps	$5,186,691	4.50%	2.78%	$ (27,426)
Pay fixed swaps	2,250,633	2.87	3.46	1,222
Forward starting receive fixed swaps	1,000,000	N/A	N/A	2,394
Forward starting pay fixed swaps	1,500,000	N/A	N/A	21,736
Caps, floors and collars	1,414,723	N/A	N/A	416
Foreign exchange contracts	301,544	N/A	N/A	(101)
Futures contracts	5,000	N/A	N/A	1
Interest rate lock commitments	557,036	N/A	N/A	(301)
Forward rate lock	350,000	N/A	N/A	1,749
Forward commitments	1,202,000	N/A	N/A	9,223
Swaptions	11,839,000	N/A	N/A	28,773
When-issued securities	3,000,000	N/A	N/A	(8,017)
Options on contracts purchased	1,875,000	N/A	N/A	10,228
Options on contracts sold	15,000	N/A	N/A	(217)

Total	$30,496,627			$ 39,680

N/A - not applicable.

BB&T Corporation          Page 46          First Quarter 2005 10-Q

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

           BB&T utilizes a variety of financial instruments to meet the financial needs of its clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and other financial guarantees, interest rate caps, floors and collars, interest rate swaps, swaptions, when-issued securities and forward and futures contracts. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2004, for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. A discussion of BB&T’s derivative financial instruments is included in the “Derivative Financial Instruments” section herein.

Back to Index

CAPITAL ADEQUACY AND RESOURCES

          The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T’s principal goals related to capital are to provide an adequate return to shareholders while retaining a sufficient base from which to support future growth and to comply with all regulatory standards.

          Total shareholders’ equity was $10.8 billion at March 31, 2005, compared to $10.9 billion at December 31, 2004, a decrease of .5%. BB&T’s book value per common share at March 31, 2005 was $19.73, compared to $19.76 at December 31, 2004. BB&T’s tangible shareholders’ equity was $6.2 billion at both March 31, 2005 and December 31, 2004. BB&T’s tangible book value per common share at March 31, 2005 was $11.22, compared to $11.33 at December 31, 2004.

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

BB&T Corporation          Page 47          First Quarter 2005 10-Q

           In addition to the risk-based capital measures described above, regulators also have established minimum leverage capital requirements for banking organizations. This is the primary measure of capital adequacy used by management and is calculated by dividing period-end Tier 1 capital by average tangible assets for the most recent quarter. The minimum required Tier 1 leverage ratio ranges from 3% to 5% depending upon Federal bank regulatory agency evaluation of an organization’s overall safety and soundness. BB&T’s regulatory capital ratios for the last five calendar quarters are set forth in the following table:

CAPITAL RATIOS

	2005	2004

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Risk-based capital ratios:
Tier 1 capital	9.2%	9.2%	9.3%	9.2%	9.2%
Total capital	14.3	14.5	14.0	12.1	12.3
Tier 1 leverage ratio	7.0	7.1	7.1	7.0	7.1

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

          The following table presents the common stock repurchases made by BB&T during the first quarter of 2005:

Share Repurchase Activity

	2005

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

January 1-31	916,020	$39.03	900,000	34,546,900
February 1-28	2,100,485	39.58	2,100,000	32,446,900
March 1-31	10,633	38.80	--	32,446,900

Total	3,027,138	$39.41	3,000,000	32,446,900

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of stock options under BB&T's stock option plans.
(2)	Excludes commissions.

Back to Index

BB&T Corporation          Page 48          First Quarter 2005 10-Q

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

          Please refer to “Market Risk Management” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Back to Index

Item 4.  Controls and Procedures

          Evaluation of Disclosure Controls and Procedures

          As of the end of the period covered by this report, the management of the Company, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective so as to enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

          Changes in Internal Control over Financial Reporting

           There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Back to Index

BB&T Corporation          Page 49          First Quarter 2005 10-Q

Item 6. Exhibits

11	Statement re Computation of Earnings Per Share.

12	Statement re Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

BB&T Corporation          Page 50          First Quarter 2005 10-Q

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date: May 9, 2005	By: /s/ Scott E. Reed
Scott E. Reed, Senior Executive Vice
President and Chief Financial Officer

Date: May 9, 2005	By: /s/ Edward D. Vest
Edward D. Vest, Executive Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation          Page 51          First Quarter 2005 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Location

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note 3.

12	Statement re Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Back to Index

BB&T Corporation          Page 52          First Quarter 2005 10-Q