Form 10-Q
period 2005-06-30
BB&T CORP
filed 2005-08-05
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2005

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

At July 31, 2005, 547,515,168 shares of the registrant's common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

June 30, 2005

BB&T Corporation          Page 1          Second Quarter 2005 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2005	2004

Assets
Cash and due from banks	$2,030,082	$1,782,323
Interest-bearing deposits with banks	434,772	1,003,125
Federal funds sold, securities purchased under resale agreements
and other earning assets	364,038	240,387
Trading securities at fair value	675,146	334,256
Securities available for sale at fair value	20,123,465	18,838,196
Securities held to maturity at amortized cost (fair value $125 at December 31, 2004)	--	125
Loans held for sale	700,732	613,476
Loans and leases, net of unearned income of $2,514,746 at June 30, 2005 and
$2,540,201 at December 31, 2004	71,039,884	67,549,125
Allowance for loan and lease losses	(809,318)	(804,932)

Loans and leases, net	70,230,566	66,744,193

Premises and equipment, net of accumulated depreciation	1,263,467	1,283,546
Goodwill	4,233,719	4,124,241
Core deposit and other intangible assets	535,965	513,539
Other assets	5,243,372	5,031,234

Total assets	$105,835,324	$100,508,641

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$13,197,792	$12,246,248
Savings and interest checking	4,641,866	4,490,214
Money rate savings	23,075,292	23,427,797
Certificates of deposit and other time deposits	30,915,409	27,535,078

Total deposits	71,830,359	67,699,337

Federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	7,137,762	6,687,872
Long-term debt	11,955,683	11,419,624
Accounts payable and other liabilities	3,821,153	3,827,334

Total liabilities	94,744,957	89,634,167

Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or
outstanding at June 30, 2005 or at December 31, 2004	--	--
Common stock, $5 par, 1,000,000,000 shares authorized;
546,796,870 issued and outstanding at June 30, 2005, and
550,406,287 issued and outstanding at December 31, 2004	2,733,984	2,752,032
Additional paid-in capital	2,990,484	3,121,716
Retained earnings	5,494,527	5,112,034
Unvested restricted stock	(17)	(107)
Accumulated other comprehensive loss, net of deferred income
taxes of $(77,276) at June 30, 2005, and $(66,662) at December 31, 2004	(128,611)	(111,201)

Total shareholders' equity	11,090,367	10,874,474

Total liabilities and shareholders' equity	$105,835,324	$100,508,641

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 2          Second Quarter 2005 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Interest Income
Interest and fees on loans and leases	$1,128,331	$945,561	$2,181,152	$1,857,717
Interest and dividends on securities	199,167	171,826	385,955	337,610
Interest on short-term investments	5,186	2,067	9,069	4,576

Total interest income	1,332,684	1,119,454	2,576,176	2,199,903

Interest Expense
Interest on deposits	279,283	172,689	520,582	339,466
Interest on federal funds purchased, securities sold under
repurchase agreements and short-term borrowed funds	58,546	17,968	101,012	35,363
Interest on long-term debt	117,890	89,094	228,434	178,548

Total interest expense	455,719	279,751	850,028	553,377

Net Interest Income	876,965	839,703	1,726,148	1,646,526
Provision for credit losses	49,424	63,533	90,469	126,951

Net Interest Income After Provision for Credit Losses	827,541	776,170	1,635,679	1,519,575

Noninterest Income
Service charges on deposits	139,166	131,445	259,938	254,208
Mortgage banking income	12,367	56,656	42,560	61,075
Trust revenue	36,722	31,519	67,129	61,504
Investment banking and brokerage fees and commissions	81,046	63,624	149,929	140,222
Insurance commissions	181,612	164,712	333,902	288,418
Bankcard fees and merchant discounts	27,738	25,285	53,174	48,130
Other nondeposit fees and commissions	63,820	54,180	118,766	102,969
Securities gains (losses), net	(6)	2	1	(509)
Other income	42,454	35,353	76,141	82,246

Total noninterest income	584,919	562,776	1,101,540	1,038,263

Noninterest Expense
Personnel expense	450,730	422,987	865,846	843,262
Occupancy and equipment expense	148,080	103,428	253,824	203,575
Amortization of intangibles	28,611	28,670	56,713	52,726
Professional services	22,594	19,348	38,883	38,756
Loss on early extinguishment of debt	2,943	--	2,943	--
Merger-related and restructuring charges (gains)	(404)	791	(2,961)	10,441
Other expense	178,734	165,015	346,746	325,856

Total noninterest expense	831,288	740,239	1,561,994	1,474,616

Earnings
Income before income taxes	581,172	598,707	1,175,225	1,083,222
Provision for income taxes	194,367	198,601	393,036	354,616

Net income	$386,805	$400,106	$782,189	$728,606

Per Common Share
Net income:
Basic	$.71	$.72	$1.43	$1.32

Diluted	$.70	$.72	$1.42	$1.32

Cash dividends paid	$.35	$.32	$.70	$.64

Weighted Average Shares Outstanding
Basic	547,089,165	554,041,770	548,179,529	550,309,127

Diluted	551,245,112	557,485,680	552,443,239	554,016,363

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 3          Second Quarter 2005 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
(Dollars in thousands)

					Accumulated
	Shares of		Additional	Retained	Other	Total
	Common	Common	Paid-In	Earnings	Comprehensive	Shareholders'
	Stock	Stock	Capital	and Other (1)	Income (Loss)	Equity

Balance, January 1, 2004	541,942,987	$2,709,715	$2,893,812	$4,309,325	$21,879	$9,934,731
Add (Deduct):
Comprehensive income (loss):
Net income	--	--	--	728,606	--	728,606
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $(129,284)	--	--	--	--	(239,889)	(239,889)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $199	--	--	--	--	310	310

Change in unrealized gains (losses) on securities, net of tax	--	--	--	--	(239,579)	(239,579)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $(14,165)					(21,711)	(21,711)
Change in minimum pension liability, net of tax of $(1,625)	--	--	--	--	(3,018)	(3,018)

Total comprehensive income (loss)	--	--	--	728,606	(264,308)	464,298

Common stock issued:
In purchase acquisitions	15,547,445	77,737	513,122	--	--	590,859
In connection with stock option exercises
and other employee benefits, net of cancellations	1,346,333	6,732	17,620	--	--	24,352
Redemption of common stock	(3,498,800)	(17,494)	(111,138)	--	--	(128,632)
Cash dividends declared on common stock, $.67 per share	--	--	--	(369,584)	--	(369,584)
Other, net	--	--	8,598	91	--	8,689

Balance, June 30, 2004	555,337,965	$2,776,690	$3,322,014	$4,668,438	$(242,429)	$10,524,713

Balance, January 1, 2005	550,406,287	$2,752,032	$3,121,716	$5,111,927	$(111,201)	$10,874,474
Add (Deduct):
Comprehensive income (loss):
Net income	--	--	--	782,189	--	782,189
Unrealized holding gains (losses) arising during the
period on securities available for sale, net of tax of
$ (13,290)	--	--	--	--	(21,924)	(21,924)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $40	--	--	--	--	(41)	(41)

Change in unrealized gains (losses) on securities, net of tax	--	--	--	--	(21,965)	(21,965)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $4,208	--	--	--	--	6,693	6,693
Change in minimum pension liability, net of tax of $(1,572)	--	--	--	--	(2,138)	(2,138)

Total comprehensive income (loss)	--	--	--	782,189	(17,410)	764,779

Common stock issued:
In purchase acquisitions	646,489	3,232	22,068	--	--	25,300
In connection with stock option exercises
and other employee benefits, net of cancellations	1,244,094	6,220	23,887	--	--	30,107
Redemption of common stock	(5,500,000)	(27,500)	(185,855)	--	--	(213,355)
Cash dividends declared on common stock, $.73 per share	--	--	--	(399,696)	--	(399,696)
Other, net	--	--	8,668	90	--	8,758

Balance, June 30, 2005	546,796,870	$2,733,984	$2,990,484	$5,494,510	$(128,611)	$11,090,367

(1) Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 4          Second Quarter 2005 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	June 30,

	2005	2004

Cash Flows From Operating Activities:
Net income	$782,189	$728,606
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	90,469	126,951
Depreciation	104,670	79,877
Amortization of intangibles	56,713	52,726
Amortization of purchase accounting mark-to-market adjustments	14,484	14,362
Discount accretion and premium amortization on long-term debt, net	55,026	49,968
Discount accretion and premium amortization on securities, net	23,094	26,360
Net (increase) decrease in trading account securities	(340,890)	346,884
(Gain) loss on sales of securities, net	(1)	509
Gain on sales of loans held for sale, net	(37,074)	(38,167)
Gain on disposals of premises and equipment, net	(207)	(339)
Proceeds from sales of loans held for sale	2,384,603	2,913,470
Purchases of loans held for sale	(358,064)	(611,749)
Origination of loans held for sale, net of principal collected	(2,076,721)	(2,351,855)
Tax benefit from exercise of stock options	8,567	8,598
Increase in other assets, net	(155,340)	(60,580)
(Decrease) increase in accounts payable and other liabilities, net	(27,255)	139,214
Other, net	6,995	2,398

Net cash provided by operating activities	531,258	1,427,233

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	680,924	143,700
Proceeds from maturities, calls and paydowns of securities available for sale	1,429,674	2,153,750
Purchases of securities available for sale	(3,454,119)	(3,667,689)
Proceeds from maturities, calls and paydowns of securities held to maturity	125	59,997
Leases made to customers	(129,629)	(124,073)
Principal collected on leases	87,608	72,837
Loan originations, net of principal collected	(3,127,155)	(2,965,591)
Purchases of loans	(461,426)	(84,206)
Net cash (paid) acquired in business combinations	(127,051)	8,689
Purchases and originations of mortgage servicing rights	(54,021)	(52,869)
Proceeds from disposals of premises and equipment	11,652	18,633
Purchases of premises and equipment	(83,650)	(133,365)
Proceeds from sales of foreclosed property	30,311	37,280
Proceeds from sales of other real estate held for development or sale	7,307	10,995

Net cash used in investing activities	(5,189,450)	(4,521,912)

Cash Flows From Financing Activities:
Net increase in deposits	4,134,290	4,771,954
Net increase (decrease) in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	449,890	(1,186,032)
Proceeds from issuance of long-term debt	828,359	1,897,000
Repayment of long-term debt	(416,320)	(2,296,816)
Net proceeds from common stock issued	30,107	24,352
Redemption of common stock	(213,355)	(128,632)
Cash dividends paid on common stock	(384,745)	(351,127)

Net cash provided by financing activities	4,428,226	2,730,699

Net Decrease in Cash and Cash Equivalents	(229,966)	(363,980)
Cash and Cash Equivalents at Beginning of Period	3,025,835	2,821,967

Cash and Cash Equivalents at End of Period	$2,795,869	$2,457,987

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$810,572	$551,347
Income taxes	414,979	55,146
Noncash investing and financing activities:
Transfer of loans to foreclosed property	23,760	43,758
Transfer of fixed assets to other real estate owned	4,085	4,718
Common stock issued in purchase accounting transactions	25,300	590,859

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation          Page 5          Second Quarter 2005 10-Q

BB&T CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE 1. Basis of Presentation

   General

          In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), present fairly, in all material respects, BB&T’s financial position at June 30, 2005 and December 31, 2004; BB&T’s results of operations for the three months and six months ended June 30, 2005 and 2004; and BB&T’s cash flows for the six months ended June 30, 2005 and 2004. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made.

          During the second quarter of 2005, BB&T recorded an adjustment to correct the accounting for property and equipment leases to reflect rent expense on leases with escalating payments on a straight-line basis and to depreciate certain leasehold improvements over the appropriate term. The cumulative impact of the adjustment increased occupancy and equipment expense by $44.0 million, increased other income by $1.0 million, and increased goodwill by $5.4 million, resulting in a net pretax impact of $43.0 million, or a net after-tax impact of $26.6 million. This adjustment results in differences in the timing of expense and revenue recognition and had no impact on the Company’s consolidated cash flows. In addition, the adjustment was not material to any prior periods or to BB&T’s consolidated financial position or projected annual consolidated results of operations. All other adjustments during the quarter were of a normal recurring nature.

          These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T’s 2004 Annual Report on Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements.

   Nature of Operations

          BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its subsidiary banks, which have branches in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana and Washington, D.C. BB&T’s subsidiary banks provide a wide range of banking services to individuals and businesses. BB&T’s subsidiary banks offer a variety of loans to businesses and consumers, including mortgage loans. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. BB&T’s subsidiary banks also market a wide range of deposit services to individuals and businesses. BB&T’s subsidiary banks offer, either directly, or through their subsidiaries, lease financing to businesses and municipal governments; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate and provides loan servicing for third-party investors; direct consumer finance loans to individuals; and trust services. The direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, payroll processing, asset management and capital markets services.

BB&T Corporation          Page 6          Second Quarter 2005 10-Q

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

          BB&T evaluates variable interests in entities for which voting interests are not an effective means of identifying controlling financial interests. Variable interests are those in which the value of the interest changes with the fair value of the net assets of the entity exclusive of variable interests. If the results of the evaluation indicate the existence of a primary beneficiary and the entity does not effectively disperse risks among the parties involved, that primary beneficiary is required to consolidate the entity. Likewise, if the evaluation indicates that the requirements for consolidation are not met and the entity has previously been consolidated, then the entity would be deconsolidated.

          BB&T has variable interests in certain entities including affordable housing partnership interests, historic tax credit partnerships, other partnership interests and trust preferred securities, none of which were required to be consolidated.

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

BB&T Corporation          Page 7          Second Quarter 2005 10-Q

   Reclassifications

          In certain instances, amounts reported in a prior period’s consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

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

   Stock-Based Compensation

          BB&T maintains various stock-based compensation plans. These plans provide for the granting of stock options (incentive and nonqualified), stock appreciation rights, restricted stock, performance units and performance shares to selected BB&T employees and directors. All of BB&T’s stock-based compensation plans, except for plans assumed in connection with the First Virginia Banks, Inc. merger, have been presented to, and approved by, BB&T’s shareholders. BB&T accounts for its stock option plans based on the intrinsic value method set forth in Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. As a result, no compensation cost has been recognized for any of the periods presented, except with respect to restricted stock plans, as disclosed in the accompanying table. The following table presents BB&T’s net income, basic earnings per share and diluted earnings per share as reported, and pro forma net income and pro forma earnings per share assuming compensation cost for BB&T’s stock option plans had been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

BB&T Corporation          Page 8          Second Quarter 2005 10-Q

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share data)
Net income:
Net income as reported	$386,805	$400,106	$782,189	$728,606
Add: Stock-based compensation expense
included in reported net income, net of tax	29	115	56	242
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(6,225)	(5,098)	(10,640)	(10,855)

Pro forma net income	$380,609	$395,123	$771,605	$717,993

Basic EPS:
As reported	$.71	$.72	$1.43	$1.32
Pro forma	.70	.71	1.41	1.30
Diluted EPS:
As reported	.70	.72	1.42	1.32
Pro forma	.69	.71	1.40	1.30

          The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2005 and 2004, respectively:

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,

	2005		2004		2005		2004

Weighted-average assumptions:
Risk-free interest rate	4.1%		3.9%		4.1%		3.5%
Dividend yield	3.5		3.0		3.5		3.0
Volatility factor	20.0		27.0		20.0		27.0
Expected life	6.5	yrs	6.0	yrs	6.5	yrs	6.0	yrs
Fair value of options per share	$6.61		$8.02		$6.51		$8.19

   Changes in Accounting Principles and Effects of New Accounting Pronouncements

          In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by BB&T or acquired in business combinations. SOP 03-3 does not apply to loans originated by BB&T. BB&T adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no effect on BB&T’s consolidated financial position or consolidated results of operations, but affects BB&T’s accounting for impaired loans acquired in business combinations.

BB&T Corporation          Page 9          Second Quarter 2005 10-Q

          In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 requires that exchanges of nonmonetary assets be accounted for at fair value unless the exchange lacks commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of an entity are expected to change significantly as a result of the exchange. SFAS No. 153 also eliminates a provision in APB Opinion No. 29 that exempted nonmonetary exchanges of similar productive assets from fair value accounting. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Management currently does not anticipate that the effects of SFAS No. 153 will materially affect BB&T's consolidated financial position or consolidated results of operations.

          In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (the “Jobs Act”). The Jobs Act introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. Under the provisions of the Jobs Act, a taxpayer would receive a tax deduction of 85% of certain foreign earnings if repatriated during 2005 pursuant to a domestic reinvestment plan. This Staff Position issued disclosure requirements and provided clarification on the accounting for the repatriation provisions of the Jobs Act. BB&T has evaluated and concluded that the potential income tax effects of these provisions are not material to BB&T.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values.

          On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a rule that delayed the effective date of SFAS No. 123(R), which required adoption no later than July 1, 2005. The SEC rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The new SEC rule does not change the accounting required by SFAS No. 123(R). BB&T plans to adopt SFAS No. 123(R) on January 1, 2006, using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

BB&T Corporation          Page 10          Second Quarter 2005 10-Q

          As permitted by SFAS No. 123, BB&T currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the fair value method in SFAS No. 123(R) will have an impact on BB&T’s result of operations, although it will have no impact on BB&T’s overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Additionally, BB&T’s stock option grants contain a provision that accelerates vesting of options for holders that retire and have met retirement eligibility requirements. Currently, as part of the pro forma disclosures required by SFAS No. 123, BB&T records a pro forma expense for the unrecognized compensation cost in the period that the accelerated vesting occurs. However, upon adoption of SFAS No. 123(R), BB&T will recognize compensation expense based on retirement eligibility dates for all options which contain an accelerated vesting provision. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While BB&T cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such tax deductions were $8.6 million for both the first six months of 2005 and 2004.

          In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to assist preparers with the implementation of SFAS No. 123(R).  SAB 107 recognizes that considerable judgment will be required by preparers to successfully implement SFAS No. 123(R), (specifically when valuing employee stock options); and that reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by SFAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances.  BB&T will apply the principles of SAB 107 in conjunction with its adoption of SFAS No. 123(R).

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

BB&T Corporation          Page 11          Second Quarter 2005 10-Q

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”), which requires retrospective application for reporting a voluntary change in accounting principle, unless it is impracticable to do so. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 as required, and management does not believe the adoption will have a material effect on the Company’s results of operations or financial position.

NOTE 2. Business Combinations

          The following table presents summary information with respect to significant mergers and acquisitions of financial institutions and other significant financial services companies completed by BB&T Corporation during 2004. There have been no significant mergers completed during the first half of 2005.

Summary of Significant Mergers and Acquisitions

BB&T Common
					Total	Shares Issued
Date of			Total	Intangibles	Purchase	to Complete
Acquisition	Acquired Company	Headquarters	Assets	Recorded	Price	Transaction

April 14, 2004	Republic Bancshares Inc.	St. Petersburg, Fla.	$2.9 billion	$ 260.5 million	$ 433.4 million (1)	6.5 million
February 1, 2004	McGriff, Seibels &
	Williams, Inc.	Birmingham, Al.	226.6 million	416.8 million	371.3 million (2)	8.2 million

(1) Includes cash consideration totaling $171.1 million
(2) Includes cash consideration at the time of acquisition and certain contingent consideration payments totaling $70.5 million.

   Insurance and Other Nonbank Acquisitions

          During the first six months of 2005, BB&T acquired three insurance businesses and three nonbank financial services companies, including the acquisition of a 70% ownership interest in Sterling Capital Management LLC, an investment management services company based in Charlotte, North Carolina. In conjunction with these transactions, BB&T issued approximately 638 thousand shares of common stock and paid approximately $130.6 million in cash. BB&T acquired eight insurance agencies and three nonbank financial service companies during 2004. In conjunction with these transactions, BB&T issued approximately 1.4 million shares of common stock and paid approximately $74.2 million in cash. BB&T also acquires client relationships, primarily from insurance companies. Such acquisitions have not been material to BB&T’s financial condition or results of operations.

BB&T Corporation          Page 12          Second Quarter 2005 10-Q

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

Summary of Merger-Related and Restructuring Charges (Gains)
(Dollars in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Severance and personnel-related items	$(111)	$2,040	$(1,398)	$7,828
Occupancy and equipment	(541)	(7,643)	(1,754)	(5,890)
Systems conversions and related items	--	1,015	3	802
Marketing and public relations	--	3,089	--	3,711
Other merger-related items	248	2,290	188	3,990

Total	$(404)	$791	$(2,961)	$10,441

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

	Merger Accrual Activity

	(Dollars in thousands)

			Merger-related
	Balance		and			Balance
	January 1,	Accrued at	restructuring			June 30,
	2005	acquisition	charges (gains)	Utilized	Other, net (1)	2005

Severance and personnel-related items	$14,658	$50	$(1,398)	$(1,866)	$--	$11,444
Occupancy and equipment	15,554	170	(1,754)	(1,347)	771	13,394
Systems conversions and related items	--	--	3	(3)	--	--
Other merger-related items	4,284	1,324	188	(1,039)	(9)	4,748

Total	$34,496	$1,544	$(2,961)	$(4,255)	$762	$29,586

(1) Other, net is primarily composed of adjustments resulting from changes to original estimates of merger-related accruals.

BB&T Corporation          Page 13          Second Quarter 2005 10-Q

NOTE 3. Securities

          The amortized cost and approximate fair values of securities held to maturity and available for sale were as follows:

	June 30, 2005

				Estimated
	Amortized	Gross Unrealized		Fair

	Cost	Gains	Losses	Value

	(Dollars in thousands)
Securities available for sale:
U.S. Treasuries	$120,144	$33	$1,134	$119,043
U.S. government entities	11,978,162	5,184	190,245	11,793,101
Mortgage-backed securities	6,507,736	23,400	44,483	6,486,653
States and political subdivisions	700,336	24,444	1,184	723,596
Equity and other securities	991,796	13,656	4,380	1,001,072

Total securities available for sale	$20,298,174	$66,717	$241,426	$20,123,465

	December 31, 2004

				Estimated
	Amortized	Gross Unrealized		Fair

	Cost	Gains	Losses	Value

	(Dollars in thousands)
Securities held to maturity:
U.S. Treasuries	$125	$--	$--	$125

Total securities held to maturity	125	--	--	125

Securities available for sale:
U.S. Treasuries	122,183	1,009	737	122,455
U.S. government entities	12,817,387	16,756	194,078	12,640,065
Mortgage-backed securities	4,537,855	26,664	34,093	4,530,426
States and political subdivisions	754,093	31,241	955	784,379
Equity and other securities	746,168	17,761	3,058	760,871

Total securities available for sale	18,977,686	93,431	232,921	18,838,196

Total	$18,977,811	$93,431	$232,921	$18,838,321

          BB&T evaluates each available for sale security in a loss position for other than temporary impairment. In its evaluation BB&T considers such factors as the length of time and the extent to which the market value has been below cost, the financial condition of the issuer, and BB&T’s ability and intent to hold the security to an expected recovery in market value. BB&T has not recognized any other-than-temporary impairment related to securities.

          The following table reflects the gross unrealized losses and fair values of BB&T’s investments at June 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

BB&T Corporation          Page 14          Second Quarter 2005 10-Q

	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Securities:
U.S. Treasuries	$80,141	$902	$15,822	$232	$95,963	$1,134
U.S. government entities	3,439,529	27,147	7,301,616	163,098	10,741,145	190,245
Mortgage-backed securities	3,054,695	22,984	1,257,573	21,499	4,312,268	44,483
States and political subdivisions	17,400	183	81,016	1,001	98,416	1,184
Equity and other securities	318,027	2,715	130,926	1,665	448,953	4,380

Total temporarily impaired securities	$6,909,792	$53,931	$8,786,953	$187,495	$15,696,745	$241,426

NOTE 4. Goodwill and Other Intangible Assets

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the six months ended June 30, 2005, and the year ended December 31, 2004, are as follows:

	Goodwill Activity by Operating Segment

					Investment
	Banking	Mortgage	Trust	Insurance	Banking and	Specialized
	Network	Banking	Services	Services	Brokerage	Lending	Total

	(Dollars in thousands)

Balance, December 31, 2003	$3,212,517	$7,459	$27,330	$269,252	$70,255	$29,713	$3,616,526
Acquired goodwill, net	213,980	--	4,380	278,477	--	7,930	504,767
Adjustments to goodwill	(19,616)	--	(369)	21,385	894	654	2,948

Balance, December 31, 2004	3,406,881	7,459	31,341	569,114	71,149	38,297	4,124,241
Acquired goodwill, net	--	--	45,276	35,645	1,966	126	83,013
Adjustments to goodwill	4,610	--	748	18,517	1,944	646	26,465

Balance, June 30, 2005	$3,411,491	$7,459	$77,365	$623,276	$75,059	$39,069	$4,233,719

          The adjustments to goodwill recorded during the first six months of 2005 include $22.3 million of contingent consideration paid to acquired companies subsequent to the date of acquisition based on the terms of the purchase agreements and $5.4 million related to the accounting for property and equipment leases of acquired companies. The adjustments to goodwill recorded during 2004 primarily reflect reallocations of purchase price subsequent to the dates of acquisition.

          The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

BB&T Corporation          Page 15          Second Quarter 2005 10-Q

	Identifiable Intangible Assets

	As of June 30, 2005			As of December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in thousands)

Identifiable intangible assets:
Core deposit intangibles	$364,937	$(160,449)	$204,488	$364,937	$(134,214)	$230,723
Other (1)	441,639	(110,162)	331,477	362,500	(79,684)	282,816

Totals	$806,576	$(270,611)	$535,965	$727,437	$(213,898)	$513,539

(1) Other amortizing identifiable intangibles are primarily composed of customer relationship intangibles.

          The following table presents estimated amortization expense for the full year 2005 and each of the next four years:

Estimated Amortization Expense
of Identifiable Intangible Assets
(Dollars in thousands)

For the Year Ending December 31:
2005	$116,684
2006	100,145
2007	87,162
2008	73,127
2009	58,546

BB&T Corporation          Page 16          Second Quarter 2005 10-Q

NOTE 5. Long-Term Debt

          Long-term debt is summarized as follows:

	June 30,	December 31,
	2005	2004

	(Dollars in thousands)
Parent Company
7.25% Subordinated Notes Due 2007	$249,290	$249,122
6.375% Subordinated Notes Due 2025 (1)	--	351,111
6.50% Subordinated Notes Due 2011 (2,4)	646,097	645,841
4.75% Subordinated Notes Due 2012 (2,4)	494,992	494,707
5.20% Subordinated Notes Due 2015 (2,4)	996,401	996,274
4.90% Subordinated Notes Due 2017 (2,4)	358,500	--
5.25% Subordinated Notes Due 2019 (2,4)	599,756	599,750

Branch Bank
Floating Rate Senior Notes Due 2007 (3.34% at June 30, 2005)	499,845	499,806
Floating Rate Secured Borrowings Due 2007 (6)	1,500,000	1,500,000
4.875% Subordinated Notes Due 2013 (2,4)	249,155	249,099

Federal Home Loan Bank Advances to the Subsidiary Banks
Varying maturities to 2023 with interest rates from 1.00% to 8.50% (5)	6,123,635	5,572,685

Capitalized Leases
Varying maturities to 2028 with interest rates from 8.90% to 15.78%	1,998	1,966

Junior Subordinated Debt to Unconsolidated Trusts (3)	101,805	193,558

Other Long-Term Debt	2,655	2,952

Hedging Gains on Long-Term Debt	131,554	62,753

Total Long-Term Debt	$11,955,683	$11,419,624

(1) These subordinated notes were exchanged by BB&T on June 30, 2005.
(2) Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(3) Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations. At June 30, 2005, the interest rates ranged from 8.90% to 10.07%.
(4) These fixed rate notes were swapped to floating rates based on LIBOR. At June 30, 2005, the effective interest rates ranged from 3.56% to 4.04%.
(5) At June 30, 2005, the weighted average cost of these advances was 5.09% and the weighted average maturity was 10.5 years.
(6) These borrowings are secured primarily by automobile loans and have variable rates based on LIBOR.

BB&T Corporation          Page 17          Second Quarter 2005 10-Q

          On June 30, 2005, BB&T exchanged $350 million of subordinated notes bearing an interest rate of 6.375% for $400 million aggregate principal amount of subordinated global notes maturing in 2017 and bearing an interest rate of 4.90%. This exchange is being accounted for under Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). The transaction gave rise to substantially similar debt under EITF 96-19 and resulted in no immediate gain or loss. The financing costs relating to this exchange will be deferred and amortized over the life of the new $400 million subordinated global notes.

NOTE 6. Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

          BB&T’s significant commitments include certain investments in affordable housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to its investments. At June 30, 2005, BB&T’s investments in such projects totaled $248.3 million, which includes outstanding commitments of $162.9 million. At December 31, 2004, BB&T’s investments in such projects totaled $257.7 million, which includes outstanding commitments of $215.2 million. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments made.

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of June 30, 2005, BB&T had issued a total of $2.2 billion in standby letters of credit. The carrying amount of the liability for such guarantees was $11.0 million at June 30, 2005.

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

BB&T Corporation          Page 18          Second Quarter 2005 10-Q

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

The following table summarizes the components of net periodic benefit cost recognized for the three-month and six-month periods ended June 30, 2005 and 2004, respectively:

	Pension Plans				Other Postretirement

	Qualified		Nonqualified		Benefit Plans

	For the		For the		For the
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,

	2005	2004	2005	2004	2005	2004

	(Dollars in thousands)

Service cost	$15,931	$13,529	$971	$772	$--	$993
Interest cost	13,363	12,653	1,528	1,660	348	1,911
Estimated return on plan assets	(20,097)	(17,224)	--	--	--	--
Amortization of unrecognized
transition obligation	--	--	--	15	--	55
Amortization of prior service cost	(1,147)	(1,148)	(7)	(17)	(1,300)	192
Amortization of net loss	2,633	3,940	570	337	182	100

Net periodic benefit cost (income)	$10,683	$11,750	$3,062	$2,767	$(770)	$3,251

	Pension Plans				Other Postretirement

	Qualified		Nonqualified		Benefit Plans

	For the		For the		For the
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,

	2005	2004	2005	2004	2005	2004

	(Dollars in thousands)

Service cost	$31,862	$27,058	$1,943	$1,544	$--	$1,985
Interest cost	26,727	25,306	3,056	2,880	696	3,820
Estimated return on plan assets	(40,194)	(33,948)	--	--	--	--
Amortization of unrecognized
transition obligation	--	--	--	30	--	110
Amortization of prior service cost	(2,295)	(2,296)	(14)	2,466	(2,600)	384
Amortization of net loss	5,266	7,880	1,140	674	364	199

Net periodic benefit cost (income)	$21,366	$24,000	$6,125	$7,594	$(1,540)	$6,498

BB&T Corporation          Page 19          Second Quarter 2005 10-Q

          Management elected to make a discretionary contribution of $30.0 million to the qualified pension plan in the first quarter of 2005 and may make additional contributions later in 2005 if management deems it appropriate.

NOTE 8. Computation of Earnings per Share

          BB&T’s basic and diluted earnings per share amounts for the three and six month periods ended June 30, 2005 and 2004, respectively, were calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Weighted average number of common shares	547,089,165	554,041,770	548,179,529	550,309,127

Net income	$386,805	$400,106	$782,189	$728,606

Basic earnings per share	$.71	$.72	$1.43	$1.32

Diluted Earnings Per Share:
Weighted average number of common shares	547,089,165	554,041,770	548,179,529	550,309,127
Add:
Effect of dilutive stock options	4,155,947	3,443,910	4,263,710	3,707,236

Weighted average number of diluted common shares	551,245,112	557,485,680	552,443,239	554,016,363

Net income	$386,805	$400,106	$782,189	$728,606

Diluted earnings per share	$.70	$.72	$1.42	$1.32

          For the quarters ended June 30, 2005 and 2004, respectively, antidilutive options to purchase 117 thousand shares and 16.6 million shares of common stock were outstanding. For the first six months of 2005 and 2004, respectively, antidilutive options to purchase 116 thousand shares and 14.4 million shares of common stock were outstanding. Antidilutive options outstanding were not included in the computation of diluted earnings per share.

BB&T Corporation          Page 20          Second Quarter 2005 10-Q

NOTE 9. Comprehensive Income

          The balances in accumulated other comprehensive loss for the periods indicated are shown in the following tables:

Accumulated Other Comprehensive Loss
June 30, 2005

	Before-Tax	Tax	After-Tax
	Amount	Benefit	Amount

	(Dollars in thousands)

Unrealized losses on securities available for sale	$(174,708)	$(65,269)	$(109,439)
Unrealized losses on cash flow hedges	(22,825)	(8,810)	(14,015)
Minimum pension liability	(8,354)	(3,197)	(5,157)

Total	$(205,887)	$(77,276)	$(128,611)

Accumulated Other Comprehensive Loss
December 31, 2004

	Before-Tax	Tax	After-Tax
	Amount	Benefit	Amount

	(Dollars in thousands)

Unrealized losses on securities available for sale	$(139,493)	$(52,019)	$(87,474)
Unrealized losses on cash flow hedges	(33,726)	(13,018)	(20,708)
Minimum pension liability	(4,644)	(1,625)	(3,019)

Total	$(177,863)	$(66,662)	$(111,201)

           The following table summarizes total comprehensive income for the three and six-month periods ended June 30, 2005 and 2004, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Comprehensive income:
Net income	$386,805	$400,106	$782,189	$728,606
Other comprehensive income:
Net unrealized holding gains (losses) on securities	161,269	(373,248)	(21,965)	(239,579)
Net unrealized gains (losses) on cash flow hedges	731	(20,588)	6,693	(21,711)
Net change in minimum pension liability	--	1	(2,138)	(3,018)

Total comprehensive income	$548,805	$6,271	$764,779	$464,298

BB&T Corporation          Page 21          Second Quarter 2005 10-Q

NOTE 10. Operating Segments

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

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation          Page 22          Second Quarter 2005 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended June 30, 2005 and 2004

	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

	(Dollars in thousands)

Net interest income (expense)	$616,301	$512,483	$178,559	$182,900	$(725)	$(511)	$2,276	$933	$73,218	$66,493
Net intersegment interest income (expense)	263,028	265,109	(112,632)	(94,065)	1,931	2,271	--	--	--	--

Total net interest income	879,329	777,592	65,927	88,835	1,206	1,760	2,276	933	73,218	66,493

Provision for loan and lease losses	59,032	63,475	2,303	2,292	--	--	--	--	24,260	22,150
Noninterest income	225,841	207,080	14,911	65,191	41,105	34,157	174,877	159,827	18,344	13,624
Intersegment noninterest income	105,581	100,047	--	--	--	--	--	--	--	--
Noninterest expense	331,133	329,476	12,934	11,945	35,573	24,782	138,082	118,262	35,202	30,788
Allocated corporate expenses	158,940	138,496	8,888	4,836	4,165	2,026	7,103	4,787	4,216	4,236

Income before income taxes	661,646	553,272	56,713	134,953	2,573	9,109	31,968	37,711	27,884	22,943
Income tax provision (benefit)	223,342	183,859	19,182	44,749	940	3,063	12,500	14,852	9,271	6,869

Segment net income (loss)	$438,304	$369,413	$37,531	$90,204	$1,633	$6,046	$19,468	$22,859	$18,613	$16,074

Identifiable segment assets (period end)	$54,015,364	$50,576,349	$13,628,857	$13,045,280	$208,432	$96,613	$1,996,451	$1,639,462	$2,898,231	$2,301,676

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Intersegment Eliminations		Total Segments

	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

Net interest income (expense)	$2,337	$1,760	$(4,475)	$42,320	$45,660	$41,088	$--	$--	$913,151	$847,466
Net intersegment interest income (expense)	--	--	17,950	6,721	--	--	(170,277)	(180,036)	--	--

Total net interest income	2,337	1,760	13,475	49,041	45,660	41,088	(170,277)	(180,036)	913,151	847,466

Provision for loan and lease losses	--	--	--	--	11,745	14,608	--	--	97,340	102,525
Noninterest income	86,022	64,488	18,157	15,405	32,886	30,391	--	--	612,143	590,163
Intersegment noninterest income	--	--	--	--	--	--	(105,581)	(100,047)	--	--
Noninterest expense	75,243	56,938	1,584	1,092	18,888	16,588	--	--	648,639	589,871
Allocated corporate expenses	3,600	3,506	69	1	4,860	3,836	--	--	191,841	161,724

Income before income taxes	9,516	5,804	29,979	63,353	43,053	36,447	(275,858)	(280,083)	587,474	583,509
Income tax provision (benefit)	3,739	2,240	4,717	15,736	17,974	12,790	(93,199)	(92,160)	198,466	191,998

Segment net income (loss)	$5,777	$3,564	$25,262	$47,617	$25,079	$23,657	$(182,659)	$(187,923)	$389,008	$391,511

Identifiable segment assets (period end)	$1,335,921	$951,954	$20,298,337	$17,570,336	$4,409,088	$4,328,363	$--	$--	$98,790,681	$90,510,033

(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation          Page 23          Second Quarter 2005 10-Q

BB&T Corporation
Reportable Segments
For the Six Months Ended June 30, 2005 and 2004

	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

	(Dollars in thousands)

Net interest income (expense)	$1,188,695	$996,561	$349,472	$359,084	$(1,547)	$(1,604)	$3,928	$1,752	$143,021	$128,453
Net intersegment interest income (expense)	530,930	485,883	(218,502)	(181,195)	3,855	4,472	--	--	--	--

Total net interest income	1,719,625	1,482,444	130,970	177,889	2,308	2,868	3,928	1,752	143,021	128,453

Provision for loan and lease losses	117,747	124,890	4,483	4,436	--	--	--	--	47,212	41,648
Noninterest income	420,630	394,439	50,524	70,359	74,995	65,838	323,718	278,075	32,269	24,878
Intersegment noninterest income	189,127	185,079	--	--	--	--	--	--	--	--
Noninterest expense	638,310	636,565	24,530	23,492	61,323	50,067	266,599	225,128	67,842	62,156
Allocated corporate expenses	306,337	268,597	17,784	9,678	7,819	3,846	14,187	9,570	8,895	7,232

Income before income taxes	1,266,988	1,031,910	134,697	210,642	8,161	14,793	46,860	45,129	51,341	42,295
Income tax provision (benefit)	425,708	338,363	45,301	69,270	3,068	4,932	18,412	17,839	16,595	12,566

Segment net income (loss)	$841,280	$693,547	$89,396	$141,372	$5,093	$9,861	$28,448	$27,290	$34,746	$29,729

Identifiable segment assets (period end)	$54,015,364	$50,576,349	$13,628,857	$13,045,280	$208,432	$96,613	$1,996,451	$1,639,462	$2,898,231	$2,301,676

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Intersegment Eliminations		Total Segments

	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

Net interest income (expense)	$4,511	$3,335	$2,009	$77,307	$94,697	$80,211	$--	$--	$1,784,786	$1,645,099
Net intersegment interest income (expense)	--	--	32,020	12,432	--	--	(348,303)	(321,592)	--	--

Total net interest income	4,511	3,335	34,029	89,739	94,697	80,211	(348,303)	(321,592)	1,784,786	1,645,099

Provision for loan and lease losses	--	--	--	--	16,712	29,660	--	--	186,154	200,634
Noninterest income	157,251	142,529	30,228	30,020	62,678	69,390	--	--	1,152,293	1,075,528
Intersegment noninterest income	--	--	--	--	--	--	(189,127)	(185,079)	--	--
Noninterest expense	138,881	119,866	2,963	2,663	40,421	31,110	--	--	1,240,869	1,151,047
Allocated corporate expenses	7,198	7,007	95	2	9,818	7,769	--	--	372,133	313,701

Income before income taxes	15,683	18,991	61,199	117,094	90,424	81,062	(537,430)	(506,671)	1,137,923	1,055,245
Income tax provision (benefit)	6,129	7,367	9,827	28,000	37,737	24,988	(180,531)	(163,274)	382,246	340,051

Segment net income (loss)	$9,554	$11,624	$51,372	$89,094	$52,687	$56,074	$(356,899)	$(343,397)	$755,677	$715,194

Identifiable segment assets (period end)	$1,335,921	$951,954	$20,298,337	$17,570,336	$4,409,088	$4,328,363	$--	$--	$98,790,681	$90,510,033

(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation          Page 24          Second Quarter 2005 10-Q

          The following table presents a reconciliation of segment results to consolidated results:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Dollars in thousands)		(Dollars in thousands)
Net Interest Income
Net interest income from segments	$913,151	$847,466	$1,784,786	$1,645,099
Other net interest income (1)	85,618	92,359	176,509	185,101
Elimination of management accounting practices (2)	(118,803)	(99,332)	(230,974)	(197,153)
Other, net (3)	(3,001)	(790)	(4,173)	13,479

Consolidated net interest income	$876,965	$839,703	$1,726,148	$1,646,526

Net income
Net income from segments	$389,008	$391,511	$755,677	$715,194
Other net income (1)	70,720	70,535	156,473	127,313
Elimination of management accounting practices (2)	(17,084)	(1,510)	(36,948)	(29,293)
Other, net (3)	(55,839)	(60,430)	(93,013)	(84,608)

Consolidated net income	$386,805	$400,106	$782,189	$728,606

			June 30,	June 30,
			2005	2004

			(Dollars in thousands)
Total Assets
Total assets from segments			$98,790,681	$90,510,033
Other, net (1,3)			7,044,643	6,838,252

Consolidated total assets			$105,835,324	$97,348,285

(1)	Other net interest income, other net income and other, net, include amounts applicable to BB&T's support functions that are not allocated to the reported segments.

(2)

BB&T's reconciliation of total segment results to consolidated results requires the elimination of internal management accounting practices. These adjustments include the elimination of the funds transfer pricing credits and charges, the elimination of the economic provision for loan and lease losses and the elimination of allocated corporate expenses.

(3)	Amounts include intercompany eliminations to arrive at consolidated results.

Back to Index

Item 2. Management’s Discussion and Analysis of Financial Condidion and Results of Operations

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

BB&T Corporation          Page 25          Second Quarter 2005 10-Q

•	competitive pressures among depository and other financial institutions may increase significantly;

•	changes in the interest rate environment may reduce net interest margins and/or the volumes and values of loans made or held as well as the value of other financial assets held;

•

general economic or business conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit or other services;

•	legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged;

•	adverse changes may occur in the securities markets;

•	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T;

•	costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected;

•	expected cost savings associated with completed mergers may not be fully realized or realized within the expected time frames; and

•	deposit attrition, customer loss or revenue loss following completed mergers may be greater than expected.

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

BB&T Corporation          Page 26          Second Quarter 2005 10-Q

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

BB&T Corporation          Page 27          Second Quarter 2005 10-Q

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

Back to Index

EXECUTIVE SUMMARY

          BB&T's total assets at June 30, 2005, were $105.8 billion, an increase of $5.3 billion, or 5.3%, from December 31, 2004. The asset categories that experienced the largest increases were loans and leases, including loans held for sale, and securities available for sale, which grew $3.6 billion, or 5.2%, and $1.3 billion, or 6.8%, respectively, during the first half of 2005.

          Total deposits at June 30, 2005, were $71.8 billion, an increase of $4.1 billion, or 6.1%, from December 31, 2004. Shorter-term borrowed funds increased $449.9 million, or 6.7%, and long-term debt increased $536.1 million, or 4.7%, during the first six months of 2005. Total shareholders’ equity increased $215.9 million, or 2.0%, during the same time frame.

          Consolidated net income for the second quarter of 2005 totaled $386.8 million, a decrease of 3.3% compared to $400.1 million earned during the second quarter of 2004. Net income for the second quarter of 2005 included a one-time, non-cash adjustment related to property and equipment leases, which totaled $26.6 million after-tax, or $.05 per diluted share. On a diluted per share basis, earnings for the three months ended June 30, 2005, were $.70, compared to $.72 for the same period in 2004, a decrease of 2.8%. BB&T’s results of operations for the second quarter of 2005 produced an annualized return on average assets of 1.50% and an annualized return on average shareholders’ equity of 14.04% compared to prior year ratios of 1.65% and 15.17%, respectively.

BB&T Corporation          Page 28          Second Quarter 2005 10-Q

          Consolidated net income for the first six months of 2005 totaled $782.2 million, an increase of 7.4% compared to $728.6 million earned during the same period in 2004. On a diluted per share basis, earnings for the first six months of 2005 and 2004 were $1.42 and $1.32, respectively, which represents an increase of 7.6%. BB&T’s results of operations for the first six months of 2005 produced an annualized return on average assets of 1.55% and an annualized return on average shareholders’ equity of 14.37% compared to prior year ratios of 1.55% and 14.07%, respectively.

          Results during the second quarter of 2005 reflect further improvements in several key drivers of BB&T’s profitability. Among these were stronger loan growth, particularly in comparison to the first quarter of 2005, continued improvement in asset quality and higher revenues from noninterest income generating businesses. Second quarter revenues from BB&T’s noninterest income generating businesses increased significantly compared to the first quarter of 2005 partially due to seasonal factors, which primarily affected income from insurance commissions and service charges on deposits.

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2004, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the second quarter and first six months of 2005 are further discussed in the following sections.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

Securities

          Securities available for sale totaled $20.1 billion at June 30, 2005, an increase of $1.3 billion, or 6.8%, compared with December 31, 2004. Securities available for sale had net unrealized losses, net of deferred income taxes, of $109.4 million and $87.5 million at June 30, 2005 and December 31, 2004, respectively. Trading securities totaled $675.1 million, up $340.9 million compared to the balance at December 31, 2004. BB&T’s trading portfolio can fluctuate significantly from period to period based on market conditions, which affect the timing of purchases and sales of securities.

          Average total securities for the first six months of 2005 amounted to $20.1 billion, an increase of $2.3 billion, or 13.1%, compared to the average balance during the first six months of 2004. Average total securities for the second quarter of 2005 amounted to $20.6 billion, an increase of $2.2 billion, or 12.2%, compared to the average balance for the second quarter of 2004. The increase in securities was the result of a combination of factors including the securitization of approximately $1.0 billion in residential mortgage loans during the third quarter of 2004 and the investment of excess funds generated by deposit growth.

BB&T Corporation          Page 29          Second Quarter 2005 10-Q

         The annualized fully taxable equivalent ("FTE") yield on the average securities portfolio for the second quarter of 2005 was 4.13%, which represents an increase of nine basis points compared to the annualized yield earned during the second quarter of 2004. For the first six months of 2005, the annualized FTE yield was 4.10%, which represents a decrease of one basis point compared to the annualized yield earned during the same period of 2004. The fluctuations in the annualized FTE yield on the average securities portfolio were primarily the result of changes in the overall composition of the securities portfolio with a larger concentration of higher-yielding mortgage-backed securities.

          On June 30, 2005, BB&T held certain investments having continuous unrealized loss positions for more than 12 months totaling $187.5 million. The majority of these investments were in U.S. government sponsored entity securities and it is expected that the securities will not be settled at a price less than their amortized cost. Therefore, BB&T has not recognized any other-than-temporary impairment in connection with these investments.

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending and mortgage lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. For the first six months of 2005, average total loans were $69.5 billion, an increase of $4.4 billion, or 6.8%, compared to the same period in 2004. During the first six months of 2005, average commercial loans, including lease receivables, increased $2.7 billion, or 8.5%, compared to the same period in 2004 and comprised 50.4% of the loan portfolio compared to 49.6% for the first six months of 2004. Average consumer loans, which include sales finance, revolving credit and direct retail, totaled $21.8 billion during the first half of 2005, an increase of $1.7 billion, or 8.4%, compared to the same period in 2004. During the first half of 2005, consumer loans comprised 31.3% of average loans compared to 30.9% for the first six months of 2004. Average mortgage loans increased slightly and totaled $12.7 billion for both the first six months of 2005 and 2004. Mortgage loans comprised the remaining 18.3% of the loan and lease portfolio for the first six months of 2005 compared to 19.5% for the same period of 2004.

          For the second quarter of 2005, average total loans were $70.4 billion, an increase of $3.5 billion, or 5.3%, compared to the same period in 2004. Average commercial loans and leases for the second quarter of 2005 increased $2.4 billion, or 7.1%, compared to the same period in 2004 and comprised 50.4% of the loan portfolio compared to 49.5% for the second quarter of 2004. Average consumer loans totaled $21.9 billion during the second quarter of 2005, an increase of $1.4 billion, or 6.8%, compared to the same period in 2004 and comprised 31.2% of average loans compared to 30.7% for the second quarter of 2004. Average mortgage loans totaled $13.0 billion for the second quarter of 2005, which represents a decrease of $232.8 million, or 1.8%, from the 2004 average and comprised the remaining 18.4% of the loan and lease portfolio for the second quarter of 2005 compared to 19.8% for the same period of 2004.

BB&T Corporation          Page 30          Second Quarter 2005 10-Q

          The slight fluctuations in the mix of the loan portfolio during the second quarter and first six months of 2005 compared to the same periods of 2004 were primarily caused by the securitization of residential mortgage loans. In particular, during the third quarter of 2004, BB&T securitized $1.0 billion in residential mortgage loans and transferred the related mortgage-backed securities to the available-for-sale securities portfolio.

          During the second quarter of 2005, BB&T's average loan portfolio grew 10.6% on an annualized basis compared to the first quarter of 2005 because of a significant increase in loan demand across BB&T’s footprint. The acceleration in loan growth was spread across all major loan categories and was led by average commercial loans, which grew 10.2% on an annualized basis compared to the first quarter. In addition, average consumer loans and mortgage loans grew 6.7% and 18.5%, respectively, on an annualized basis.

          The annualized FTE yields on commercial, consumer and mortgage loans for the first six months of 2005 were 6.20%, 7.16%, and 5.44%, respectively, resulting in an annualized yield on the total loan portfolio of 6.36%. The FTE yields on commercial, consumer and mortgage loans for the first six months of 2004 were 5.26%, 6.71%, and 5.63%, respectively, resulting in an annualized yield on the total loan portfolio of 5.78%. This reflects an increase of 58 basis points in the annualized yield on the total loan portfolio during the first six months of 2005 in comparison to 2004. For the second quarter of 2005, the annualized yield on the total loan portfolio was 6.47%, reflecting an increase of 75 basis points compared to the second quarter of 2004. The primary reason for the increases in yields for both the six months and the second quarter was the higher interest rate environment that existed during the first half of 2005 compared to 2004. Starting in the second half of 2004, the Federal Reserve Board increased the intended Federal funds rate in response to a pick up in economic activity and concerns over inflation. As a result of the Federal Reserve Board’s actions, the prime rate, which is the basis for pricing many commercial and consumer loans, was 6.25% at June 30, 2005 compared to 4.00% at the end of the second quarter of 2004. Therefore, the overall yield of the loan portfolio increased as commercial and consumer loans were repricing at higher rates. The rise in short-term interest rates, however, was not matched by a similar rise in long-term interest rates. Therefore, mortgage rates, which are influenced by long-term interest rates in the marketplace, remained relatively unchanged compared to last year. As a result, older higher-yielding mortgage loans, which matured or refinanced, were replaced with lower-yielding mortgage loans, resulting in a 19 basis point decrease in the overall yield of the mortgage loan portfolio for the first half of 2005 compared to the same period in 2004.

Other Interest Earning Assets

          Federal funds sold, securities purchased under resale agreements and other earning assets totaled $364.0 million at June 30, 2005, an increase of $123.7 million, or 51.4%, compared to December 31, 2004. Interest-bearing deposits with banks decreased $568.4 million, or 56.7%, compared to year-end 2004. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest earning assets was 2.86% for the first six months of 2005 compared to 1.47% for the same period in 2004. For the second quarter of 2005, the average yield on other interest-earning assets was 3.16%, up from 1.50% in the second quarter last year. These higher yields were the result of the increase in the Federal funds target rate as previously discussed.

BB&T Corporation          Page 31          Second Quarter 2005 10-Q

Goodwill and Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $344.0 million from December 31, 2004, to June 30, 2005. The increase was due primarily to an increase in goodwill and other intangible assets of $131.9 million, which resulted from several insurance and nonbank acquisitions, net of amortization, as well as increases in the cash surrender value of bank-owned life insurance and the carrying value of derivatives in a gain position of $43.9 million and $86.8 million, respectively.

          Other noninterest-earning assets also include commercial mortgage servicing rights totaling $16.2 million and residential mortgage servicing rights totaling $325.4 million, net of an allowance for impairment, which totaled $117.0 million at June 30, 2005.

Deposits

          Client deposits generated through the BB&T branch network are the largest source of funds used to support asset growth. Deposits totaled $71.8 billion at June 30, 2005, an increase of $4.1 billion, or 6.1%, from December 31, 2004. Average deposits for the first six months of 2005 increased $4.4 billion, or 6.8%, to $68.1 billion compared to the first six months of 2004. The categories of deposits with the highest average rates of growth were noninterest-bearing deposits, which increased $1.3 billion, or 11.6%, and money rate savings accounts, including investor deposit accounts, which increased $2.1 billion, or 9.8%.

          For the second quarter of 2005, average deposits increased $2.9 billion, or 4.5%, compared to the second quarter of 2004. The categories of deposits with the highest average rates of growth were average noninterest-bearing deposits and money rate savings accounts, which both increased $1.1 billion for the second quarter of 2005, representing increases of 9.5% and 5.3%, respectively, compared to the second quarter of 2004.

          In addition to the positive growth in client deposits, there has been a shift in the overall deposit mix as BB&T has emphasized growth in noninterest-bearing accounts. Noninterest-bearing accounts comprised 18.5% of total average deposits for the second quarter of 2005, compared to 17.7% for the second quarter of 2004. This has primarily been a shift from certificates of deposits and other time deposits, which comprised 40.9% of total average deposits for the second quarter of 2005, compared to 41.7% for the same period of 2004. However, more recently there has been a migration from money rate savings accounts to certificates of deposits.

          The annualized average rate paid on total interest-bearing deposits during the first six months of 2005 was 1.89%, an increase of 59 basis points compared to 2004. For the second quarter of 2005, the annualized average rate paid on total interest-bearing deposits was 1.99%, an increase of 71 basis points compared to the second quarter of 2004. These increases in the average rate paid resulted primarily from the higher interest rate environment that existed during 2005 compared to 2004, and competition in the pricing of deposit products.

BB&T Corporation          Page 32          Second Quarter 2005 10-Q

Borrowings

          While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses shorter-term borrowings as a supplementary funding source for loan growth. Shorter-term borrowings utilized by the Corporation include Federal funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, short-term bank notes, and short-term Federal Home Loan Bank advances. At June 30, 2005, shorter-term borrowings totaled $7.1 billion, an increase of $449.9 million, or 6.7%, compared to December 31, 2004. For the second quarter of 2005, average shorter-term borrowed funds were $8.2 billion, an increase of $1.5 billion, or 23.0%, from the comparable period of 2004. For the six months ended June 30, 2005, average shorter-term borrowed funds increased $1.0 billion, or 15.3%, compared to the same period in 2004. The increase in these funds compared to December 31, 2004, was primarily rate driven due to their lower funding cost when compared with alternative funding sources.

          The average annualized rate paid on short-term borrowed funds was 2.66% for the first six months of 2005, an increase of 159 basis points from the average rate of 1.07% paid in the comparable period of 2004. The average annualized rate paid on shorter-term borrowed funds was 2.86% for the second quarter of 2005, an increase of 178 basis points from the average rate of 1.08% paid in the comparable period of 2004. The higher rates paid on short-term borrowed funds mirror the increases in the Federal funds rate over the same time periods.

          BB&T also utilizes long-term debt for a variety of funding needs, including the repurchase of common stock, and, to a lesser extent, regulatory capital. Long-term debt consists primarily of Federal Home Loan Bank (“FHLB”) advances to BB&T’s banking subsidiaries and corporate subordinated notes. Long-term debt totaled $12.0 billion at June 30, 2005, up $536.1 million, or 4.7%, from the balance at December 31, 2004, primarily due to an increase in the balance of FHLB advances, which are cost-effective long-term funding sources that provide BB&T with flexibility in the management of interest rate risk and liquidity. For the second quarter of 2005, average long-term debt totaled $11.6 billion, an increase of $931.3 million, or 8.7%, compared to the second quarter of 2004. For the six months ended June 30, 2005, average long-term borrowed funds were $11.5 billion, up $850.7 million, or 8.0%, compared to the first six months of 2004. The increase in average long-term debt was primarily caused by the issuance of $500 million of senior floating-rate debt issued by Branch Banking and Trust Company in the third quarter of 2004 and $600 million of subordinated global notes issued by BB&T Corporation in the fourth quarter of 2004.

          During the second quarter of 2005, BB&T redeemed $89.0 million of trust preferred securities. These trust preferred securities were assumed by BB&T through various acquisitions. The average interest rate paid on such securities was approximately 8.5%, which was significantly higher than BB&T’s current borrowing rates. BB&T recorded a $2.9 million loss on early extinguishment of debt in connection with the redemption, which is reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expenses.

BB&T Corporation          Page 33          Second Quarter 2005 10-Q

          On June 30, 2005, BB&T exchanged $350 million of subordinated notes bearing an interest rate of 6.375% for $400 million aggregate principal amount of subordinated global notes maturing in 2017 and bearing an interest rate of 4.90%. This exchange is being accounted for under Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). The transaction gave rise to substantially similar debt under EITF 96-19 and resulted in no immediate gain or loss. The financing costs relating to this exchange will be deferred and amortized over the life of the new $400 million subordinated global notes.

          The average annualized rate paid on long-term debt for the second quarter of 2005 was 4.07%, an increase of 71 basis points compared to the second quarter of 2004. The average annualized rate paid on long-term borrowed funds was 4.00% for the first six months of 2005, an increase of 63 basis points compared to the average rate of 3.37% paid during the first six months of 2004. The increase in the cost of long-term funds resulted from recent increases in short-term rates, which are used to set rates for BB&T’s variable rate borrowings.

          On April 7, 2005 Moody’s Investors Service announced that it had upgraded BB&T’s Issuer rating to Aa3 from A1. Moody’s similarly raised other key ratings of BB&T and its subsidiaries. Moody’s commented on BB&T’s good regional banking franchise, high quality customer service, successful cross sales, very strong core profitability and sound credit culture as the key factors that resulted in the upgrades. On July 26, 2005 Fitch Ratings announced that it had also upgraded all of the key ratings of BB&T, including BB&T’s Individual rating to A/B from B. Fitch cited BB&T’s regional banking franchise, solid operating performance, sound credit fundamentals, diverse revenue stream and ability to cross-sell products as factors contributing to the upgrades. These recent upgrades reflect the strength of BB&T’s franchise and should have a positive effect on future funding costs.

Asset Quality

          Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $308.9 million at June 30, 2005, compared to $358.1 million at December 31, 2004. As a percentage of loans and leases plus foreclosed property, nonperforming assets were .43% at June 30, 2005, down from ..52% at December 31, 2004. Loans 90 days or more past due and still accruing interest totaled $79.3 million at June 30, 2005, compared to $100.2 million at year-end 2004.

          BB&T’s net charge-offs totaled $44.6 million for the second quarter and amounted to ..25% of average loans and leases, on an annualized basis, compared to $57.2 million, or .34% of average loans and leases, on an annualized basis, in the corresponding period in 2004. For the six months ended June 30, 2005 and 2004, net charge-offs totaled $91.4 million and $114.4 million, respectively, and represented .27% and .35%, respectively, of average loans and leases on an annualized basis.

BB&T Corporation          Page 34          Second Quarter 2005 10-Q

          The allowance for credit losses, which totaled $827.3 million and $828.3 million at June 30, 2005 and December 31, 2004, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses totaled $809.3 million at June 30, 2005, compared to $804.9 million at December 31, 2004. The allowance amounted to 1.13% of loans and leases outstanding at June 30, 2005, compared to 1.18% at year-end 2004. The reserve for unfunded lending commitments totaled $18.0 million and $23.4 million at June 30, 2005 and December 31, 2004, respectively.

          The above levels of nonperforming assets as a percentage of total assets and quarterly net charge-offs as a percentage of average loans are the lowest experienced in four years. During the last seven quarters, BB&T’s credit quality has steadily improved as demonstrated by the successive quarterly declines in the level of nonperforming assets. In addition, net charge-offs for the second quarter of 2005 declined compared to both the second and fourth quarters of last year. These positive trends in asset quality are the primary factors that have resulted in a lower allowance for loan and lease losses as a percentage of total loans.

          Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

BB&T Corporation          Page 35          Second Quarter 2005 10-Q

ASSET QUALITY ANALYSIS
(Dollars in thousands)

	For the Three Months Ended

	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04

Allowance For Credit Losses
Beginning balance	$822,464	$828,301	$825,665	$825,242	$799,650
Allowance for acquired (sold) loans, net	--	--	1,795	(170)	19,284
Provision for credit losses	49,424	41,045	65,153	57,165	63,533
Charge-offs
Commercial loans and leases	(17,572)	(12,892)	(30,668)	(23,858)	(23,740)
Direct retail loans	(12,368)	(11,484)	(13,149)	(12,170)	(11,538)
Sales finance loans	(16,792)	(21,689)	(23,479)	(22,225)	(21,664)
Revolving credit loans	(12,552)	(12,693)	(13,149)	(12,383)	(12,531)
Mortgage loans	(1,728)	(1,476)	(1,352)	(1,207)	(1,916)

Total charge-offs	(61,012)	(60,234)	(81,797)	(71,843)	(71,389)

Recoveries
Commercial loans and leases	6,626	4,043	7,788	6,210	4,216
Direct retail loans	2,714	2,399	2,566	2,090	2,675
Sales finance loans	4,333	4,275	4,559	4,317	4,165
Revolving credit loans	2,737	2,540	2,489	2,555	2,557
Mortgage loans	39	95	83	99	551

Total recoveries	16,449	13,352	17,485	15,271	14,164

Net charge-offs	(44,563)	(46,882)	(64,312)	(56,572)	(57,225)

Ending balance	$827,325	$822,464	$828,301	$825,665	$825,242

Nonperforming Assets
Nonaccrual loans and leases
Commercial loans and leases	$115,367	$127,220	$143,420	$173,303	$199,718
Direct retail loans	44,672	47,194	46,187	48,792	50,968
Sales finance loans	17,237	17,306	14,670	15,484	13,152
Revolving credit loans	348	266	349	374	369
Mortgage loans	52,130	62,476	64,010	62,871	61,132

Total nonaccrual loans and leases	229,754	254,462	268,636	300,824	325,339

Foreclosed real estate	62,036	60,147	69,324	67,329	68,035
Other foreclosed property	16,550	18,199	19,579	20,821	18,995
Restructured loans	531	537	555	563	566

Total nonperforming assets	$308,871	$333,345	$358,094	$389,537	$412,935

Loans 90 days or more past due
and still accruing
Commercial loans and leases	$10,821	$15,036	$9,986	$11,463	$11,180
Direct retail loans	14,718	13,857	19,917	22,382	21,015
Sales finance loans	16,398	18,864	21,205	20,766	20,732
Revolving credit loans	3,886	4,067	4,837	4,797	4,116
Mortgage loans	33,494	31,432	44,225	40,397	38,698

Total loans 90 days or more past due
and still accruing	$79,317	$83,256	$100,170	$99,805	$95,741

BB&T Corporation          Page 36          Second Quarter 2005 10-Q

ASSET QUALITY RATIOS

	For the Three Months Ended

	6/30/05		3/31/05		12/31/04		9/30/04		6/30/04

Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases	.11%		.12%		.15%		.15%		.14%
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases	.32		.37		.39		.45		.49
Total nonperforming assets as a percentage of:
Total assets	.29		.33		.36		.40		.42
Loans and leases plus foreclosed property	.43		.48		.52		.58		.62
Net charge-offs as a percentage of
average loans and leases	.25		.28		.38		.34		.34
Allowance for loan and lease losses as a
percentage of loans and leases	1.13		1.16		1.18		1.22		1.22
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.14		1.17		1.19		1.23		1.23
Ratio of allowance for loan and lease losses to:
Net charge-offs	4.53	x	4.22	x	3.15	x	3.63	x	3.55	x
Nonaccrual and restructured loans and leases	3.51		3.14		2.99		2.71		2.50

Note: All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the second quarter of 2005 totaled $386.8 million, a decrease of $13.3 million, or 3.3%, compared to $400.1 million earned during the second quarter of 2004. Net income for the second quarter of 2005 included a one-time, non-cash adjustment related to property and equipment leases, which totaled $26.6 million after-tax, or $.05 per diluted share. On a diluted per share basis, earnings for the three months ended June 30, 2005 were $.70, compared to $.72 for the same period in 2004. BB&T’s results of operations for the second quarter of 2005 produced an annualized return on average assets of 1.50% and an annualized return on average shareholders’ equity of 14.04% compared to prior year ratios of 1.65% and 15.17%, respectively.

          Consolidated net income for the first six months of 2005 totaled $782.2 million, an increase of 7.4% compared to $728.6 million earned during the same period in 2004. On a diluted per share basis, earnings for the first six months of 2005 and 2004 were $1.42 and $1.32, respectively, which represents an increase of 7.6%. BB&T’s results of operations for the first six months of 2005 produced an annualized return on average assets of 1.55% and an annualized return on average shareholders’ equity of 14.37% compared to prior year ratios of 1.55% and 14.07%, respectively.

BB&T Corporation          Page 37          Second Quarter 2005 10-Q

          The following table sets forth selected financial ratios for the last five calendar quarters:

ANNUALIZED
PROFITABILITY MEASURES

	2005		2004

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Return on average assets	1.50%	1.60%	1.68%	1.69%	1.65%
Return on average shareholders' equity	14.04	14.70	15.21	15.42	15.17
Net interest margin (taxable equivalent)	3.92	3.95	3.97	4.07	4.02

   Merger-Related and Restructuring Activities

          Mergers and acquisitions have played an important role in the development of BB&T’s franchise. BB&T has been an active acquirer of financial institutions, insurance agencies and other nonbank fee income producing businesses for many years. BB&T recorded certain merger-related items and restructuring costs during both 2005 and 2004. During the second quarter of 2005, BB&T recorded $249 thousand in net after-tax gains primarily associated with the sale of duplicate facilities and the finalization of severance and other personnel-related liabilities associated with recent acquisitions. During the second quarter of 2004, BB&T recorded $351 thousand in net after-tax charges primarily associated with the acquisition of Republic. For the six months ended June 30, 2005 and 2004, BB&T incurred $1.9 million in net after-tax gains and $6.5 million in net after-tax charges, respectively, primarily due to the same reasons that affected the respective second quarters of 2005 and 2004. The above expenses are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expenses.

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

BB&T Corporation          Page 38          Second Quarter 2005 10-Q

Summary of Merger-Related and Restructuring Charges (Gains)
(Dollars in thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Severance and personnel-related items	$(111)	$2,040	$(1,398)	$7,828
Occupancy and equipment	(541)	(7,643)	(1,754)	(5,890)
Systems conversions and related items	--	1,015	3	802
Marketing and public relations	--	3,089	--	3,711
Other merger-related items	248	2,290	188	3,990

Total	$(404)	$791	$(2,961)	$10,441

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

BB&T Corporation          Page 39          Second Quarter 2005 10-Q

	First Virginia Banks, Inc

	(Dollars in thousands)

			Merger-related
	Balance		and			Balance
	January 1,	Accrued at	restructuring			June 30,
	2005	acquisition	charges (gains)	Utilized	Other, net (1)	2005

Severance and personnel-related items	$7,559	$--	$(22)	$(998)	$--	$6,539
Occupancy and equipment	6,146	--	(1,779)	(623)	872	4,616
Systems conversions and related items	--	--	3	(3)	--	--
Other merger-related items	87	--	16	(167)	64	--

Total	$13,792	$--	$(1,782)	$(1,791)	$936	$11,155

(1) Other, net is primarily composed of adjustments resulting from changes to original estimates of merger-related accruals.

          The remaining accruals at June 30, 2005 for First Virginia are related primarily to costs associated with severance payments to certain executive officers and costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future because they relate to specific contracts or legal obligations that expire in later years, or they relate to the disposal of duplicate facilities and equipment, which may take longer to complete.

          Activity with respect to the merger and restructuring accruals for all other mergers is presented in the accompanying table:

	All Other Mergers

	(Dollars in thousands)

			Merger-related
	Balance		and			Balance
	January 1,	Accrued at	restructuring			June 30,
	2005	acquisition	charges (gains)	Utilized	Other, net (1)	2005

Severance and personnel-related items	$7,099	$50	$(1,376)	$(868)	$--	$4,905
Occupancy and equipment	9,408	170	25	(724)	(101)	8,778
Systems conversions and related items	--	--	--	--	--	--
Other merger-related items	4,197	1,324	172	(872)	(73)	4,748

Total	$20,704	$1,544	$(1,179)	$(2,464)	$(174)	$18,431

(1) Other, net is primarily composed of adjustments resulting from changes to original estimates of merger-related accruals.

          The liabilities for severance and personnel-related costs relate to severance liabilities that will be paid out based on such factors as expected termination dates, the provisions of employment contracts and the terms of BB&T’s severance plans. The remaining occupancy and equipment accruals relate to costs to exit certain leases and to dispose of excess facilities and equipment. Such liabilities will be utilized upon termination of the various leases and sale of duplicate property. The other merger-related liabilities relate to litigation and other similar charges.

BB&T Corporation          Page 40          Second Quarter 2005 10-Q

          Because BB&T has often had multiple merger integrations in process, and due to limited resources, has had to schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals has typically covered an extended period of time. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2005, are expected to be utilized during 2005, unless they relate to specific contracts that expire in later years.

Net Interest Income and Net Interest Margin

          Net interest income on a FTE basis was $897.5 million for the second quarter of 2005 compared to $860.2 million for the same period in 2004, an increase of $37.3 million, or 4.3%. For the three months ended June 30, 2005, average earning assets increased $5.9 billion, or 6.8%, compared to the same period of 2004, while average interest-bearing liabilities increased $4.3 billion, or 6.0%, and the net interest margin decreased from 4.02% in the second quarter of 2004 to 3.92% in the current quarter. The decrease in the net interest margin was caused by a combination of factors. The flattening of the yield curve in recent quarters and more intense price competition for commercial loans and deposits has resulted in an increase in funding costs that has outpaced the rise in yields on earning assets. In addition, the margin was negatively affected by the additional interest expense incurred in connection with BB&T’s stock repurchase program.

          For the six months ended June 30, 2005, net interest income on an FTE basis was $1.8 billion compared to $1.7 billion for the same period in 2004, an increase of $79.1 million, or 4.7%. Average earning assets for the first six months of 2005 increased $6.8 billion, or 8.1%, compared to the same period of 2004, while average interest-bearing liabilities increased $4.9 billion, or 7.1%. The net interest margin for the six months ended June 30, 2005 was 3.94%, down from 4.06% for the first six months of 2004. The decrease resulted largely from the same factors that affected the quarterly comparison described above.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the second quarter and first six months of 2005 compared to the same period in 2004, and the variances between the periods caused by changes in interest rates versus changes in volumes.

Back to Index

BB&T Corporation          Page 41          Second Quarter 2005 10-Q

FTE Net Interest Income and Rate / Volume Analysis
For the Three Months Ended June 30, 2005 and 2004

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

	2005	2004	2005	2004	2005	2004	(Decrease)	Rate (6)	Volume (6)

	(Dollars in thousands)
Assets
Securities, at amortized cost (1):
U.S. Treasuries, U.S. government agencies and
entities and other (5)	$19,906,132	$17,534,149	4.04%	3.91%	$200,829	$171,583	$29,246	$5,819	$23,427
States and political subdivisions	707,548	844,356	6.66	6.58	11,784	13,893	(2,109)	155	(2,264)

Total securities (5)	20,613,680	18,378,505	4.13	4.04	212,613	185,476	27,137	5,974	21,163
Other earning assets (2)	657,433	554,295	3.16	1.50	5,186	2,067	3,119	2,673	446
Loans and leases, net
of unearned income (1)(3)(4)(5)	70,385,690	66,863,486	6.47	5.72	1,135,417	952,389	183,028	130,971	52,057

Total earning assets	91,656,803	85,796,286	5.92	5.33	1,353,216	1,139,932	213,284	139,618	73,666

Non-earning assets	12,006,877	11,490,119

Total assets	$103,663,680	$97,286,405

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$5,010,228	$5,034,541	0.36	0.20	4,554	2,515	2,039	2,051	(12)
Money rate savings	22,945,871	21,801,020	1.25	0.64	71,785	34,604	37,181	35,269	1,912
Other time deposits	28,214,800	27,497,580	2.89	1.98	202,944	135,570	67,374	63,756	3,618

Total interest-bearing deposits	56,170,899	54,333,141	1.99	1.28	279,283	172,689	106,594	101,076	5,518
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	8,218,309	6,682,835	2.86	1.08	58,546	17,968	40,578	35,623	4,955
Long-term debt	11,599,714	10,668,414	4.07	3.36	117,890	89,094	28,796	20,535	8,261

Total interest-bearing liabilities	75,988,922	71,684,390	2.40	1.57	455,719	279,751	175,968	157,234	18,734

Noninterest-bearing deposits	12,771,153	11,663,685
Other liabilities	3,853,516	3,330,199
Shareholders' equity	11,050,089	10,608,131

Total liabilities and
shareholders' equity	$103,663,680	$97,286,405

Average interest rate spread			3.52	3.76
Net interest margin			3.92%	4.02%	$897,497	$860,181	$37,316	$(17,616)	$54,932

Taxable equivalent adjustment					$20,532	$20,478

(1) Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold, securities purchased under resale agreements and other earning assets, and interest-bearing deposits with banks.
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

BB&T Corporation          Page 42          Second Quarter 2005 10-Q

FTE Net Interest Income and Rate / Volume Analysis
For the Six Months Ended June 30, 2005 and 2004

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

	2005	2004	2005	2004	2005	2004	(Decrease)	Rate (6)	Volume (6)

	(Dollars in thousands)
Assets
Securities, at amortized cost (1):
U.S. Treasuries, U.S. government agencies and
entities and other (5)	$19,393,420	$16,922,084	4.01%	3.98%	$388,537	$337,029	$51,508	$2,543	$48,965
States and political subdivisions	719,862	861,309	6.69	6.52	24,070	28,086	(4,016)	673	(4,689)

Total securities (5)	20,113,282	17,783,393	4.10	4.11	412,607	365,115	47,492	3,216	44,276
Other earning assets (2)	639,001	625,977	2.86	1.47	9,069	4,576	4,493	4,396	97
Loans and leases, net
of unearned income (1)(3)(4)(5)	69,486,907	65,041,815	6.36	5.78	2,195,194	1,871,419	323,775	190,820	132,955

Total earning assets	90,239,190	83,451,185	5.83	5.39	2,616,870	2,241,110	375,760	198,432	177,328

Non-earning assets	11,840,944	11,248,197

Total assets	$102,080,134	$94,699,382

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$4,910,182	$4,804,957	0.34	0.21	8,208	4,944	3,264	3,152	112
Money rate savings	23,069,230	21,015,740	1.19	0.63	135,583	65,434	70,149	63,150	6,999
Other time deposits	27,650,534	26,745,650	2.75	2.02	376,791	269,088	107,703	98,332	9,371

Total interest-bearing deposits	55,629,946	52,566,347	1.89	1.30	520,582	339,466	181,116	164,634	16,482
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	7,655,154	6,640,017	2.66	1.07	101,012	35,363	65,649	59,499	6,150
Long-term debt	11,495,647	10,644,980	4.00	3.37	228,434	178,548	49,886	34,833	15,053

Total interest-bearing liabilities	74,780,747	69,851,344	2.29	1.59	850,028	553,377	296,651	258,966	37,685

Noninterest-bearing deposits	12,506,333	11,204,341
Other liabilities	3,815,277	3,230,368
Shareholders' equity	10,977,777	10,413,329

Total liabilities and
shareholders' equity	$102,080,134	$94,699,382

Average interest rate spread			3.54	3.80
Net interest margin			3.94%	4.06%	$1,766,842	$1,687,733	$79,109	$(60,534)	$139,643

Taxable equivalent adjustment					$40,694	$41,207

(1) Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2) Includes Federal funds sold, securities purchased under resale agreements and other earning assets, and interest-bearing deposits with banks.
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

BB&T Corporation          Page 43          Second Quarter 2005 10-Q

Provision for Credit Losses

          The provision for credit losses totaled $49.4 million for the second quarter of 2005 compared to $63.5 million for the second quarter of 2004, a decrease of $14.1 million. For the first six months of 2005, the provision for credit losses totaled $90.5 million, down $36.5 million from $127.0 million for the same period in 2004. The decrease in the provision for credit losses was primarily due to improving asset quality trends in BB&T’s loan portfolio as discussed in the “Asset Quality” section herein.

Noninterest Income

          Noninterest income as a percentage of total revenues has increased in recent years due to BB&T’s emphasis on growing and expanding its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended June 30, 2005 totaled $584.9 million compared to $562.8 million for the same period in 2004, an increase of $22.1 million, or 3.9%. The growth in noninterest income was led by higher revenues from investment banking and brokerage fees and commissions, revenues from BB&T’s insurance operations, trust revenues, service charges on deposit accounts as well as other nondeposit fees and commissions. These increases were partially offset by a decline in income from mortgage banking operations. For the six months ended June 30, 2005, noninterest income totaled $1.1 billion, an increase of $63.3 million, or 6.1%, compared to the same period in 2004. The overall growth in noninterest income also reflects the impact of acquisitions.

          In addition, noninterest income increased $68.3 million compared to the first quarter of 2005, reflecting the significant seasonality in BB&T’s first quarter noninterest income. Such seasonality is particularly evident in the fluctuation of insurance commissions, which are the largest source of fee-based income. Traditionally, BB&T’s insurance operations have experienced stronger linked quarter performance during the second and fourth quarters of the year when a higher percentage of BB&T’s clients tend to renew their insurance policies.

          Service charges on deposits totaled $139.2 million for the second quarter of 2005, up $7.7 million, or 5.9%, compared to the second quarter of 2004. For the first six months of 2005, service charges on deposits totaled $259.9 million, an increase of $5.7 million, or 2.3%, compared to the same period in 2004. The increases in both the quarter and six month periods were primarily attributable to higher revenues from overdraft items, including changes in pricing and fee structure, and a decrease in fee waivers, which were partially offset by a decline in fees from commercial accounts due to higher earnings credits.

BB&T Corporation          Page 44          Second Quarter 2005 10-Q

          Trust income totaled $36.7 million for the current quarter, an increase of $5.2 million, or 16.5%, compared to the same period a year ago. For the first six months of 2005, trust income totaled $67.1 million, an increase of $5.6 million, or 9.1%, compared to the same period in 2004. Trust revenues are based on the types of services provided as well as the overall market value of assets managed, which is affected by stock market conditions. The increases in trust income were primarily due to higher asset management fees as a result of the acquisition of a majority stake in Sterling Capital Management LLC (“Sterling”), on April 1, 2005. As a result, total trust assets under management, including custodial accounts, increased from $26.6 billion at June 30, 2004 to $31.8 billion at June 30, 2005. The increase in assets under management, which resulted principally from the Sterling acquisition, was partially offset by a discontinuation of custodial responsibilities for approximately $4.5 billion of the assets of certain BB&T proprietary funds. The change in custodial responsibilities resulted in greater efficiencies for the shareholders of the BB&T Funds.

          Investment banking and brokerage fees and commissions totaled $81.0 million during the second quarter of 2005, an increase of $17.4 million, or 27.4%, compared to the second quarter of 2004. For the first six months of 2005, investment banking and brokerage fees and commissions totaled $149.9 million, an increase of $9.7 million, or 6.9%, compared to the same period in 2004. The increases in this category of revenue for the second quarter and first six months of 2005 resulted primarily from growth in revenues in investment banking services and improving trends in fixed income sales and trading at Scott & Stringfellow, BB&T’s wholly owned investment banking and brokerage subsidiary.

          Insurance commissions, which have become BB&T’s largest source of noninterest income, totaled $181.6 million for the second quarter of 2005, an increase of $16.9 million, or 10.3%, compared to the same three-month period of 2004. For the first six months of 2005, insurance commissions totaled $333.9 million, up $45.5 million, or 15.8%, compared to the same period last year. In addition, insurance commissions increased $29.3 million compared to the first quarter of 2005, reflecting the seasonality of BB&T’s insurance operations. The increase in insurance revenues was primarily caused by the expansion of BB&T’s insurance agency network through the acquisition of several insurance companies during the second half of 2004 and first six months of 2005 as well as internal growth.

          Income from mortgage banking activities includes gains and losses from the sales of mortgage loans, revenue from servicing mortgage loans, valuation adjustments for mortgage servicing rights, mortgage servicing rights-related derivative gains/losses and amortization related to mortgage servicing rights. Mortgage banking income totaled $12.4 million in the second quarter of 2005, down $44.3 million, or 78.2%, compared to $56.7 million earned in the second quarter of 2004. The significant decrease in net mortgage banking income was largely the result of fluctuations in the valuation allowance for mortgage servicing rights, which is primarily a function of interest rate volatility. BB&T enters into a variety of derivative financial instruments to mitigate the risk associated with the valuation of mortgage servicing rights. As a result, the mortgage servicing rights impairment recorded in the current quarter and the recapture recorded in the second quarter of 2004 were largely offset by mortgage servicing rights-related derivative gains and losses, respectively. In addition, mortgage banking income during the current quarter was negatively affected by decreased revenues from residential mortgage production activities, which declined $8.7 million compared to the second quarter last year because of a lower volume of loan sales. During the second quarter of 2005, BB&T sold $1.1 billion in residential mortgage loans compared to loan sales of $2.3 billion in the second quarter of 2004. The decrease in loan sales was due to a larger percentage of 2005 loan originations having adjustable rates, which BB&T typically retains in the loan portfolio, and the timing of loan sales. The following table provides a breakdown of the various components of mortgage banking income for the second quarters of 2005 and 2004:

BB&T Corporation          Page 45          Second Quarter 2005 10-Q

Mortgage Banking Income and Related Statistical Information
As of / For the Three Months Ended June 30,

Mortgage Banking Income	2005	2004	% Change

	(Dollars in thousands)

Residential mortgage production revenues	$13,143	$21,830	(39.8	) %
Residential mortgage servicing revenues	23,758	22,498	5.6
Commercial mortgage banking revenues	6,053	3,708	63.2
Amortization of mortgage servicing rights	(21,456)	(21,786)	(1.5)
Mortgage servicing rights valuation (impairment) recapture	(61,161)	91,867	NM
Mortgage servicing rights derivative gains (losses)	52,030	(61,461)	NM

Net	(9,131)	30,406	NM

Total mortgage banking income	$12,367	$56,656	(78.2)

Mortgage Banking Statistical Information	2005	2004	% Change

	(Dollars in millions)

Residential mortgage originations	$2,688	$3,166	(15.1	) %
Residential mortgage loans serviced for others	26,580	24,663	7.8
Commercial mortgage originations	411	338	21.6
Commercial mortgage loans serviced for others	7,032	6,921	1.6

NM - not meaningful

          For the first six months of 2005, mortgage banking income totaled $42.6 million, down $18.5 million, or 30.3%, compared to $61.1 million earned during the same period of 2004. The decrease in net mortgage banking income was primarily caused by the same factors that affected the quarterly decline, which included a net recapture of the valuation allowance for mortgage servicing rights of $1.8 million in the first half of 2005, compared to a net recapture of $26.2 million in the first half of 2004. During the first half of 2005, BB&T sold $2.4 billion in residential mortgage loans compared to loan sales of $2.9 billion in the first half of 2004. The following table provides a breakdown of the various components of mortgage banking income for the six month periods ended June 30, 2005 and 2004, respectively:

BB&T Corporation          Page 46          Second Quarter 2005 10-Q

Mortgage Banking Income and Related Statistical Information
As of / For the Six Months Ended June 30,

Mortgage Banking Income	2005	2004	% Change

	(Dollars in thousands)

Residential mortgage production revenues	$28,616	$31,316	(8.6	) %
Residential mortgage servicing revenues	47,013	45,520	3.3
Commercial mortgage banking revenues	8,890	6,612	34.5
Amortization of mortgage servicing rights	(43,739)	(48,552)	(9.9)
Mortgage servicing rights valuation (impairment) recapture	(10,082)	48,277	NM
Mortgage servicing rights derivative gains (losses)	11,862	(22,098)	NM

Net	1,780	26,179	NM

Total mortgage banking income	$42,560	$61,075	(30.3)

Mortgage Banking Statistical Information	2005	2004	% Change

	(Dollars in millions)

Residential mortgage originations	$4,948	$5,465	(9.5	) %
Commercial mortgage originations	599	548	9.3

NM - not meaningful

          Other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $91.6 million for the second quarter of 2005, an increase of $12.1 million, or 15.2%, compared to the second quarter of 2004. For the six months ended June 30, 2005, other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $171.9 million, an increase of $20.8 million, or 13.8%, compared to the same period in 2004. The principal drivers of the second quarter increase were check card and debit card interchange fees, official check outsourcing fees and bankcard income, which increased $6.3 million, $2.2 million and $2.5 million, respectively, compared to the same period in 2004. The 13.8% increase in other nondeposit fees and commissions, including bankcard fees and merchant discounts, for the first six months of 2005 was also primarily driven by check card interchange fees, official check outsourcing fees and bankcard income, which increased $11.4 million, $4.0 million and $5.0 million, respectively, compared to the same period in 2004.

          Other income totaled $42.5 million for the second quarter of 2005, an increase of $7.1 million, or 20.1%, compared with the second quarter of 2004. The principal drivers of the increase were higher income from investments in limited partnerships, an increase in gains on trading securities, and gains from sales of retail loans, which were $3.1 million, $2.0 million, and $1.2 million higher, respectively, than the second quarter of 2004. These increases were partially offset by $2.3 million of losses related to the ineffectiveness of certain fair value hedges. For the six months ended June 30, 2005, other income totaled $76.1 million, a decrease of $6.1 million, or 7.4%, compared with the same period last year. The primary reasons for the decrease were a fair value adjustment related to miscellaneous investments made by a small business investment company resulting in a gain of $12.7 million, which was recorded in the first quarter of 2004, while no similar gain was recorded in 2005, and $2.2 million of losses related to the ineffectiveness of certain fair value hedges, which were recorded in 2005. These decreases were partially offset by higher income from investments in limited partnerships and gains from sales of retail loans, which were $2.9 million and $2.3 million higher, respectively, than the first six months of 2004.

BB&T Corporation          Page 47          Second Quarter 2005 10-Q

Noninterest Expense

          Noninterest expenses totaled $831.3 million for the second quarter of 2005 compared to $740.2 million for the same period a year ago, an increase of $91.0 million, or 12.3%. For the first six months of 2005, noninterest expenses totaled $1.6 billion, an increase of $87.4 million, or 5.9%, over the same period a year ago. The increase in noninterest expenses was partially due to a $44.0 million pre-tax one-time, non-cash adjustment that was recorded in the second quarter of 2005 to account for escalating lease payments and the amortization of leasehold improvements. Noninterest expenses for the second quarter and first six months of 2005 also include $404 thousand and $3.0 million, respectively, in net pre-tax merger-related gains. Noninterest expenses for the second quarter and first six months of 2004 include $791 thousand and $10.4 million, respectively, in net pre-tax merger-related and restructuring expenses principally associated with the acquisitions of First Virginia and Republic.

          Personnel expense, the largest component of noninterest expense, was $450.7 million for the current quarter compared to $423.0 million for the same period in 2004, an increase of $27.7 million, or 6.6%. This increase was largely attributable to higher incentive compensation expenses, which increased $12.1 million compared to the second quarter last year, primarily relating to the growth in BB&T’s insurance and investment banking revenues. In addition, personnel expenses increased $14.6 million as a result of the higher number of full-time equivalent employees in the current quarter compared to last year due to the acquisitions of several insurance and nonbank financial services companies since the end of the second quarter of 2004. For the six months ended June 30, 2005, personnel expense totaled $865.8 million, up $22.6 million, or 2.7%, compared to 2004. The increase resulted primarily from the same factors that produced the quarterly increase, including incentive compensation expenses and additional personnel costs, which increased $20.8 million and $31.2 million, respectively. These increases were partially offset by an $8.0 million reduction in retiree benefit expenses, which resulted from an amendment to the postretirement benefit plan in the fourth quarter of 2004, and a $7.5 million decrease in funding for health care expenses.

          Occupancy and equipment expense for the three months ended June 30, 2005, totaled $148.1 million compared to $103.4 million for the second quarter of 2004, representing an increase of $44.7 million, or 43.2%. For the first six months of 2005, occupancy and equipment expense totaled $253.8 million, up $50.2 million, or 24.7%, compared to 2004. These increases were primarily related to the one-time lease adjustment noted above.

          The amortization of intangible assets totaled $28.6 million for the current quarter, slightly less than the $28.7 million incurred in the second quarter of 2004. For the six months ended June 30, 2005, amortization of intangible assets totaled $56.7 million, an increase of $4.0 million compared to the same period last year. This increase was primarily due to the acquisitions of Republic and several insurance agencies and nonbank financial services companies during the second half of 2004 and the first half of 2005. See Note 2 to the Consolidated Financial Statements herein for a summary of completed mergers and acquisitions.

BB&T Corporation          Page 48          Second Quarter 2005 10-Q

          Other noninterest expenses, including professional services, totaled $201.3 million for the second quarter of 2005, an increase of $17.0 million, or 9.2%, compared to the same period of 2004. The principal drivers of the increase were data processing expenses, advertising and marketing expenses, and loan and lease expenses, which increased $3.6 million, $5.9 million, and $3.4 million, respectively, compared to the second quarter of 2004. In addition, professional services expenses increased $3.2 million compared to the same period last year. For the six months ended June 30, 2005, other noninterest expenses, including professional services, totaled $385.6 million, an increase of $21.0 million, or 5.8%, compared to the same period in 2004. The principal reasons for the increase were similar to the factors that affected the quarterly growth.

          The effective management of operating costs is a key contributor to BB&T’s financial success, especially as BB&T becomes a larger and more diverse company. In 2004, management announced plans to implement cost savings and revenue enhancement initiatives with a goal to produce $175 million in combined annual cost savings and revenue enhancements. Implementation of the initiatives began in the fourth quarter of 2004, and management expects that approximately $60 million of the goal will be realized in 2005 and anticipates that substantially all of the initiatives will be implemented by the fourth quarter of 2006. During the first six months of 2005, management estimates that approximately $38 million was realized pursuant to this effort, primarily derived from cost savings.

Provision for Income Taxes

          The provision for income taxes totaled $194.4 million for the second quarter of 2005, a decrease of $4.2 million compared to the second quarter of 2004, primarily due to lower pretax income in the current quarter compared to second quarter last year. BB&T’s effective income tax rates for the second quarters of 2005 and 2004 were 33.4% and 33.2%, respectively. For the six months ended June 30, 2005, the provision for income taxes totaled $393.0 million, an increase of $38.4 million, or 10.8%, compared to the same period of 2004. The increased provision for income taxes for the first half of 2005 compared to 2004 was primarily the result of higher pretax income. BB&T’s effective income tax rates were 33.4% for the six months ended June 30, 2005 compared to 32.7% for the six months ended June 30, 2004.

          BB&T has extended credit to, and invested in, the obligations of states and municipalities and their agencies. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in 2005 and 2004.

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

BB&T Corporation          Page 49          Second Quarter 2005 10-Q

          In the normal course of business, BB&T is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2003, the IRS concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. Following their examination, the IRS issued a Revenue Agent Report assessing taxes and interest in the amount of $59.3 million related to BB&T’s income tax treatment of certain leveraged lease transactions which were entered into during the years under examination. The assessment, which was paid by BB&T during 2003, did not significantly affect BB&T’s consolidated results of operations in 2003 as it related primarily to differences in the timing of recognizing income and deductions for income tax purposes for which deferred taxes had been previously provided. Management continues to believe that BB&T’s treatment of these leveraged leases was appropriate and in compliance with the tax law and regulations applicable for the years examined. BB&T filed a refund request for the taxes and interest related to this matter, which was denied by the IRS during the second quarter of 2004. Early in the fourth quarter of 2004, BB&T filed a lawsuit in the United States District Court for the Middle District of North Carolina to pursue a refund of $3.3 million in taxes plus interest assessed by the IRS related to a leveraged lease transaction entered into during 1997. While management expects that this litigation will not be resolved for two to three years, management believes that there will be no material impact on the results of operations or the financial condition of BB&T, regardless of the outcome of the litigation.

Back to Index

MARKET RISK MANAGEMENT

          The effective management of market risk is essential to achieving BB&T’s strategic financial objectives. As a financial institution, BB&T’s most significant market risk exposure is interest rate risk; however, market risk also includes product liquidity risk, price risk, and volatility risk. The primary objective of interest rate risk management is to minimize any adverse effects that changes in interest rates have on interest sensitive income. This is accomplished through active management of asset and liability portfolios with a focus on the strategic pricing of asset and liability accounts and management of appropriate maturity mixes of assets and liabilities. The goal of these activities is the development of appropriate maturity and repricing opportunities in BB&T’s portfolios of assets and liabilities that will produce consistent interest sensitive income during periods of changing interest rates. BB&T’s Asset / Liability Management Committee (“ALCO”) monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed for proper fixed-rate and variable-rate mixes under various interest rate scenarios.

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

BB&T Corporation          Page 50          Second Quarter 2005 10-Q

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

BB&T Corporation          Page 51          Second Quarter 2005 10-Q

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical

			Percentage Change in
Linear	Prime Rate		Net Interest Income

Change in	June 30,		June 30,

Prime Rate	2005	2004	2005	2004

3.00%	9.25%	7.25%	1.87%	0.75%
1.50	7.75	5.75	1.42	0.52
No Change	6.25	4.25	--	--
(1.25)	NA	3.00	NA	(2.29)
(1.50)	4.75	NA	(2.00)	NA
(3.00)	3.25	NA	(2.55)	NA

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

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On June 30, 2005, BB&T had derivative financial instruments outstanding with notional amounts totaling $26.0 billion. The estimated net fair value of open contracts was $157.4 million at June 30, 2005. This compares to $20.5 billion in notional derivatives with a fair value of $73.3 million at December 31, 2004. Substantially all of the increase in notional amount was related to swaptions that are used to manage risk related to residential mortgage servicing rights valuations.

Back to Index

BB&T Corporation          Page 52          Second Quarter 2005 10-Q

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with derivatives dealers that are national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative contracts at June 30, 2005 was not material.

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at June 30, 2005:

Derivative Classifications and Hedging Relationships
June 30, 2005
(Dollars in thousands)

	Notional	Fair Value

	Amount	Gain	Loss

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,550,000	$2,463	$(10,312)
Hedging certificates of deposit and short-term borrowed funds	3,750,000	10,731	(752)
Hedging medium-term bank notes	500,000	850	--
Derivatives Designated as Fair Value Hedges:
Hedging business loans	3,667	--	(64)
Hedging long-term debt	3,400,000	131,554	--
Derivatives not designated as hedges	15,772,425	68,952	(45,985)

Total	$25,976,092	$214,550	$(57,113)

BB&T Corporation          Page 53          Second Quarter 2005 10-Q

Derivative Financial Instruments
June 30, 2005
(Dollars in thousands)

		Average	Average	Estimated
	Notional	Receive	Pay	Fair
	Amount	Rate	Rate	Value

Receive fixed swaps	$6,859,739	4.43%	3.21%	$138,703
Pay fixed swaps	2,673,405	3.27	3.48	(8,972)
Forward starting pay fixed swaps	1,250,000	N/A	N/A	4,508
Caps, floors and collars	1,418,849	N/A	N/A	88
Foreign exchange contracts	324,821	N/A	N/A	(1,280)
Futures contracts	13,300	N/A	N/A	25
Interest rate lock commitments	840,228	N/A	N/A	2,095
Forward commitments	1,098,250	N/A	N/A	(3,967)
Swaptions	6,539,000	N/A	N/A	12,625
When-issued securities	1,950,000	N/A	N/A	7,102
Options on contracts purchased	2,588,500	N/A	N/A	7,509
Options on contracts sold	420,000	N/A	N/A	(999)

Total	$25,976,092			$157,437

N/A - not applicable.

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

BB&T Corporation          Page 54          Second Quarter 2005 10-Q

          Total shareholders’ equity was $11.1 billion at June 30, 2005, compared to $10.9 billion at December 31, 2004, an increase of 2.0%. BB&T’s book value per common share at June 30, 2005 was $20.28, compared to $19.76 at December 31, 2004. BB&T’s tangible shareholders’ equity was $6.3 billion at June 30, 2005, a slight increase from $6.2 billion at December 31, 2004. BB&T’s tangible book value per common share at June 30, 2005 was $11.56, compared to $11.33 at December 31, 2004.

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

CAPITAL RATIOS

	2005		2004

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Risk-based capital ratios:
Tier 1 capital	8.7%	9.2%	9.2%	9.3%	9.2%
Total capital	14.2	14.3	14.5	14.0	12.1
Tier 1 leverage ratio	6.7	7.0	7.1	7.1	7.0

BB&T Corporation          Page 55          Second Quarter 2005 10-Q

          BB&T’s Tier 1 leverage and Tier 1 capital ratios declined to 6.7% and 8.7%, respectively, at June 30, 2005 compared to 7.0% and 9.2%, respectively, at March 31, 2005. The decline in these ratios was primarily the result of the redemption of $89.0 million of trust preferred securities and greater than anticipated asset growth. BB&T projects that the Tier 1 leverage ratio will grow to 7.0% by the end of the third quarter of 2005.

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

          The following table presents the common stock repurchases made by BB&T during the second quarter of 2005:

Share Repurchase Activity

	2005

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

April 1-30	2,401,098	$38.04	2,400,000	30,046,900
May 1-31	116,959	38.74	100,000	29,946,900
June 1-30	4,944	40.42	--	29,946,900

Total	2,523,001	$38.08	2,500,000	29,946,900

(1) Repurchases include shares exchanged or surrendered in connection with the exercise of stock options under BB&T's stock option plans.
(2) Excludes commissions.

Back to Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Please refer to “Market Risk Management” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Back to Index

BB&T Corporation          Page 56          Second Quarter 2005 10-Q

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

Back to Index

Item 4. Submission of Matters to a Vote of Security Holders

          BB&T held its Annual Meeting of Shareholders on April 26, 2005, to consider and vote on the matters listed below. A total of 419,887,280 of the Company’s shares were present or represented by proxy at the meeting. This represented approximately 77% of the Company’s outstanding shares.

BB&T Corporation          Page 57          Second Quarter 2005 10-Q

(1)	The individuals named below were re-elected to serve as directors of the Corporation for a three-year term expiring in 2008:

Name	Votes Received	Votes Withheld

Anna R. Cablik	405,501,178	14,386,102
John P. Howe III	405,286,953	14,600,327
Nido R. Qubein	396,100,781	23,786,499

The individuals named below were re-elected to a one-year term as a director expiring on December 31, 2005:

Name	Votes Received	Votes Withheld

Albert F. Zettlemoyer	331,318,760	88,568,520
Alfred E. Cleveland	337,607,736	82,279,544

(2)

The proposal to ratify the reappointment of PricewaterhouseCoopers LLP as the Corporation's independent registered public accounting firm was approved, with 411,944,089 shares voting for, 4,749,841 shares voting against, and 3,193,350 shares abstaining.

Back to Index

Item 6. Exhibits

3(ii)	Bylaws of BB&T, as Amended and Restated Effective April 28, 2004, with Amendments through August 24, 2004.

11	Statement re Computation of Earnings Per Share.

12	Statement re Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BB&T Corporation          Page 58          Second Quarter 2005 10-Q

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date: August 5, 2005	By: /s/ Christopher L. Henson
Christopher L. Henson, Senior Executive Vice
President and Chief Financial Officer

Date: August 5, 2005	By: /s/ Edward D. Vest
Edward D. Vest, Executive Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation          Page 59          Second Quarter 2005 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Location

3(ii)	Bylaws of BB&T, as Amended and Restated Effective April 28, 2004, with Amendments through August 24, 2004.	Incorporate herein by reference to Exhibit 4.2 of Form S-3 Registration Statement No. 333-126592.

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note 8.

12	Statement re Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Back to Index

BB&T Corporation          Page 60          Second Quarter 2005 10-Q