Form 10-Q
period 2005-09-30
BB&T CORP
filed 2005-11-04
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2005

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

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  [__]   No  [ Ö ]

                At October 31, 2005, 542,296,433 shares of the registrant's common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

September 30, 2005

BB&T Corporation          Page 1          Third Quarter 2005 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2005	2004

Assets
Cash and due from banks	$1,942,658	$1,782,323
Interest-bearing deposits with banks	379,423	1,003,125
Federal funds sold, securities purchased under resale agreements
and other earning assets	330,055	240,387
Trading securities at fair value	433,652	334,256
Securities available for sale at fair value	19,817,145	18,838,196
Securities held to maturity at amortized cost (fair value $125 at December 31, 2004)	--	125
Loans held for sale	659,286	613,476
Loans and leases, net of unearned income of $2,490,727 at September 30, 2005 and
$2,540,201 at December 31, 2004	73,012,559	67,549,125
Allowance for loan and lease losses	(817,777)	(804,932)

Loans and leases, net	72,194,782	66,744,193

Premises and equipment, net of accumulated depreciation	1,269,224	1,283,546
Goodwill	4,237,451	4,124,241
Core deposit and other intangible assets	503,686	513,539
Other assets	5,312,791	5,031,234

Total assets	$107,080,153	$100,508,641

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$13,499,106	$12,246,248
Savings and interest checking	4,443,177	4,490,214
Money rate savings	23,655,727	23,427,797
Certificates of deposit and other time deposits	31,582,264	27,535,078

Total deposits	73,180,274	67,699,337

Federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	6,533,455	6,687,872
Long-term debt	12,376,759	11,419,624
Accounts payable and other liabilities	3,793,747	3,827,334

Total liabilities	95,884,235	89,634,167

Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or
outstanding at September 30, 2005 or at December 31, 2004	--	--
Common stock, $5 par, 1,000,000,000 shares authorized;
548,051,351 issued and outstanding at September 30, 2005, and
550,406,287 issued and outstanding at December 31, 2004	2,740,257	2,752,032
Additional paid-in capital	3,023,116	3,121,716
Retained earnings	5,731,162	5,112,034
Unvested restricted stock	(12,061)	(107)
Accumulated other comprehensive loss, net of deferred income
taxes of $(168,202) at September 30, 2005, and $(66,662) at December 31, 2004	(286,556)	(111,201)

Total shareholders' equity	11,195,918	10,874,474

Total liabilities and shareholders' equity	$107,080,153	$100,508,641

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 2          Third Quarter 2005 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Interest Income
Interest and fees on loans and leases	$1,220,102	$983,904	$3,401,254	$2,841,621
Interest and dividends on securities	204,016	172,091	589,971	509,701
Interest on short-term investments	6,331	2,943	15,400	7,519

Total interest income	1,430,449	1,158,938	4,006,625	3,358,841

Interest Expense
Interest on deposits	343,489	181,790	864,071	521,256
Interest on federal funds purchased, securities sold under
repurchase agreements and short-term borrowed funds	58,169	25,948	159,181	61,311
Interest on long-term debt	129,799	95,544	358,233	274,092

Total interest expense	531,457	303,282	1,381,485	856,659

Net Interest Income	898,992	855,656	2,625,140	2,502,182
Provision for credit losses	57,465	57,165	147,934	184,116

Net Interest Income After Provision for Credit Losses	841,527	798,491	2,477,206	2,318,066

Noninterest Income
Service charges on deposits	141,072	135,521	401,010	389,729
Mortgage banking income	35,840	22,061	78,400	83,136
Trust revenue	36,552	28,862	103,681	90,366
Investment banking and brokerage fees and commissions	70,036	59,834	219,965	200,056
Insurance commissions	182,915	163,359	516,817	451,777
Bankcard fees and merchant discounts	29,229	26,649	82,403	74,779
Other nondeposit fees and commissions	67,979	56,125	186,745	159,094
Securities gains, net	193	6,590	194	6,081
Other income	41,304	33,828	117,445	116,074

Total noninterest income	605,120	532,829	1,706,660	1,571,092

Noninterest Expense
Personnel expense	451,260	404,999	1,317,106	1,248,261
Occupancy and equipment expense	105,656	104,469	359,480	308,044
Amortization of intangibles	26,540	24,280	83,253	77,006
Professional services	23,278	18,226	62,161	56,982
Loss on early extinguishment of debt	--	--	2,943	--
Merger-related and restructuring (gains) charges	(1,824)	(3,059)	(4,785)	7,382
Other expense	181,566	161,493	528,312	487,349

Total noninterest expense	786,476	710,408	2,348,470	2,185,024

Earnings
Income before income taxes	660,171	620,912	1,835,396	1,704,134
Provision for income taxes	218,165	208,027	611,201	562,643

Net income	$442,006	$412,885	$1,224,195	$1,141,491

Per Common Share
Net income:
Basic	$.81	$.75	$2.23	$2.07

Diluted	$.80	$.74	$2.22	$2.05

Cash dividends paid	$.38	$.35	$1.08	$.99

Weighted Average Shares Outstanding
Basic	547,467,864	553,944,042	547,939,700	551,529,609

Diluted	552,058,757	558,576,819	552,313,670	555,547,611

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 3          Third Quarter 2005 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
(Dollars in thousands)

					Accumulated
	Shares of		Additional	Retained	Other	Total
	Common	Common	Paid-In	Earnings	Comprehensive	Shareholders'
	Stock	Stock	Capital	and Other (1)	Income (Loss)	Equity

Balance, January 1, 2004	541,942,987	$2,709,715	$2,893,812	$4,309,325	$21,879	$9,934,731
Add (Deduct):
Comprehensive income (loss):
Net income	--	--	--	1,141,491	--	1,141,491
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $(29,733)	--	--	--	--	(55,798)	(55,798)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $(2,372)	--	--	--	--	(3,709)	(3,709)

Change in unrealized gains (losses) on securities, net of tax	--	--	--	--	(59,507)	(59,507)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $(18,400)					(28,202)	(28,202)
Change in minimum pension liability, net of tax of $(1,625)	--	--	--	--	(3,019)	(3,019)

Total comprehensive income (loss)	--	--	--	1,141,491	(90,728)	1,050,763

Common stock issued:
In purchase acquisitions	15,681,357	78,407	517,284	--	--	595,691
In connection with stock option exercises
and other employee benefits, net of cancellations	2,389,164	11,946	38,877	--	--	50,823
Redemption of common stock	(7,525,500)	(37,628)	(247,411)	--	--	(285,039)
Cash dividends declared on common stock, $1.02 per share	--	--	--	(563,056)	--	(563,056)
Other, net	--	--	10,832	136	--	10,968

Balance, September 30, 2004	552,488,008	$2,762,440	$3,213,394	$4,887,896	$(68,849)	$10,794,881

Balance, January 1, 2005	550,406,287	$2,752,032	$3,121,716	$5,111,927	$(111,201)	$10,874,474
Add (Deduct):
Comprehensive income (loss):
Net income	--	--	--	1,224,195	--	1,224,195
Unrealized holding gains (losses) arising during the
period on securities available for sale, net of tax of
$ (103,867)	--	--	--	--	(178,894)	(178,894)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $128	--	--	--	--	(322)	(322)

Change in unrealized gains (losses) on securities, net of tax	--	--	--	--	(179,216)	(179,216)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $3,771	--	--	--	--	5,999	5,999
Change in minimum pension liability, net of tax of $(1,572)	--	--	--	--	(2,138)	(2,138)

Total comprehensive income (loss)	--	--	--	1,224,195	(175,355)	1,048,840

Common stock issued:
In purchase acquisitions	646,489	3,232	22,068	--	--	25,300
In connection with stock option exercises
and other employee benefits, net of cancellations	2,498,575	12,493	53,120	(12,176)	--	53,437
Redemption of common stock	(5,500,000)	(27,500)	(185,855)	--	--	(213,355)
Cash dividends declared on common stock, $1.11 per share	--	--	--	(605,067)	--	(605,067)
Other, net	--	--	12,067	222	--	12,289

Balance, September 30, 2005	548,051,351	$2,740,257	$3,023,116	$5,719,101	$(286,556)	$11,195,918

(1)	Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation          Page 4          Third Quarter 2005 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	September 30,

	2005	2004

Cash Flows From Operating Activities:
Net income	$1,224,195	$1,141,491
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	147,934	184,116
Depreciation	147,086	120,789
Amortization of intangibles	83,253	77,006
Amortization of purchase accounting mark-to-market adjustments	22,035	20,329
Discount accretion and premium amortization on long-term debt, net	84,827	77,171
Discount accretion and premium amortization on securities, net	32,776	39,939
Net (increase) decrease in trading account securities	(99,396)	360,699
Gain on sales of securities, net	(194)	(6,081)
Gain on sales of loans held for sale, net	(57,614)	(50,337)
Gain on disposals of premises and equipment, net	(859)	(1,233)
Proceeds from sales of loans held for sale	3,849,056	4,206,517
Purchases of loans held for sale	(570,007)	(831,753)
Origination of loans held for sale, net of principal collected	(3,267,245)	(3,176,130)
Tax benefit from exercise of stock options	11,966	10,832
(Decrease) increase in other assets, net	(289,693)	49,737
Increase in accounts payable and other liabilities, net	4,900	357,889
Other, net	(10,907)	(144)

Net cash provided by operating activities	1,312,113	2,580,837

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	1,332,590	1,173,586
Proceeds from maturities, calls and paydowns of securities available for sale	2,423,622	3,209,699
Purchases of securities available for sale	(5,050,643)	(5,503,104)
Proceeds from maturities, calls and paydowns of securities held to maturity	125	59,997
Leases made to customers	(188,199)	(183,784)
Principal collected on leases	134,309	119,129
Loan originations, net of principal collected	(4,871,438)	(3,995,071)
Purchases of loans	(735,516)	(127,064)
Net cash (paid) acquired in business combinations	(128,461)	10,680
Purchases and originations of mortgage servicing rights	(84,150)	(66,900)
Proceeds from disposals of premises and equipment	21,383	45,347
Purchases of premises and equipment	(135,846)	(211,486)
Proceeds from sales of foreclosed property	50,557	50,567
Proceeds from sales of other real estate held for development or sale	11,087	29,492

Net cash used in investing activities	(7,220,580)	(5,388,912)

Cash Flows From Financing Activities:
Net increase in deposits	5,485,403	3,868,261
Net decrease in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	(154,417)	(953,454)
Proceeds from issuance of long-term debt	1,842,533	2,697,760
Repayment of long-term debt	(918,870)	(2,503,921)
Net proceeds from common stock issued	53,437	50,823
Redemption of common stock	(213,355)	(285,039)
Cash dividends paid on common stock	(592,654)	(545,616)

Net cash provided by financing activities	5,502,077	2,328,814

Net Decrease in Cash and Cash Equivalents	(406,390)	(479,261)
Cash and Cash Equivalents at Beginning of Period	3,025,835	2,821,967

Cash and Cash Equivalents at End of Period	$2,619,445	$2,342,706

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$1,302,282	$835,600
Income taxes	618,969	154,190
Noncash investing and financing activities:
Transfer of loans to foreclosed property	42,047	60,473
Transfer of fixed assets to other real estate owned	7,628	6,199
Securitization of mortgage loans	--	999,699
Common stock issued in purchase accounting transactions	25,300	595,691

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation          Page 5          Third Quarter 2005 10-Q

BB&T CORPORATION AND SUBSIDIARIESNOTES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE 1. Basis of Presentation

   General

          In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), present fairly, in all material respects, BB&T’s financial position at September 30, 2005 and December 31, 2004; BB&T’s results of operations for the three months and nine months ended September, 2005 and 2004; and BB&T’s cash flows for the nine months ended September 30, 2005 and 2004. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made.

          During the second quarter of 2005, BB&T recorded an adjustment to correct the accounting for property and equipment leases to reflect rent expense on leases with escalating payments on a straight-line basis and to depreciate certain leasehold improvements over the appropriate term. The cumulative impact of the adjustment increased occupancy and equipment expense by $44.0 million, increased other income by $1.0 million, and increased goodwill by $5.4 million, resulting in a net pretax impact of $43.0 million, or a net after-tax impact of $26.6 million. This adjustment results in differences in the timing of expense and revenue recognition and had no impact on the Company’s consolidated cash flows. In addition, the adjustment was not material to any prior periods or to BB&T’s consolidated financial position or projected annual consolidated results of operations. All other adjustments during the first nine months of 2005 were of a normal recurring nature.

          These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T’s 2004 Annual Report on Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements.

   Nature of Operations

          BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its subsidiary banks, which have branches in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana and Washington, D.C. BB&T’s subsidiary banks provide a wide range of banking services to individuals and businesses. BB&T’s subsidiary banks offer a variety of loans to businesses and consumers, including mortgage loans. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. BB&T’s subsidiary banks also market a wide range of deposit services to individuals and businesses. BB&T’s subsidiary banks offer, either directly, or through their subsidiaries, lease financing to businesses and municipal governments; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; and trust services. The direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, factoring, full-service securities brokerage, payroll processing, asset management and capital markets services.

BB&T Corporation          Page 6          Third Quarter 2005 10-Q

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

          BB&T has variable interests in certain entities including affordable housing partnership interests, historic tax credit partnerships, other partnership interests and trusts that have issued capital securities, none of which were required to be consolidated.

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

BB&T Corporation          Page 7          Third Quarter 2005 10-Q

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

   Stock-Based Compensation

          BB&T maintains various stock-based compensation plans. These plans provide for the granting of stock options (incentive and nonqualified), stock appreciation rights, restricted stock, performance units and performance shares to selected BB&T employees and directors. All of BB&T’s stock-based compensation plans, except for plans assumed in connection with the First Virginia Banks, Inc. merger, have been presented to, and approved by BB&T’s shareholders. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), BB&T currently accounts for share-based payments to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. As a result, no compensation cost has been recognized for any of the periods presented, except with respect to restricted stock awards.

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

BB&T Corporation          Page 8          Third Quarter 2005 10-Q

          The adoption of the fair value method in SFAS No. 123(R) will have an impact on BB&T’s result of operations, although it will have no impact on BB&T’s overall financial position. The impact of adoption of SFAS No. 123(R) on BB&T’s result of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Additionally, BB&T’s stock option grants contain a provision that accelerates vesting of options for holders that retire and have met retirement eligibility requirements. Currently, as part of the pro forma disclosures required by SFAS No. 123, BB&T reports a pro forma expense for the unrecognized compensation cost in the period that the accelerated vesting occurs. However, upon adoption of SFAS No. 123(R), BB&T will recognize compensation expense based on retirement eligibility dates for all options granted after the adoption of SFAS No. 123(R) that contain an accelerated vesting provision. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While BB&T cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such tax deductions for the first nine months of 2005 and 2004, were $12.0 million and $10.8 million, respectively.

          The following table presents BB&T’s net income, basic earnings per share and diluted earnings per share as reported, and pro forma net income and pro forma earnings per share assuming compensation cost for BB&T’s stock option plans had been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method prescribed by SFAS No. 123.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share data)
Net income:
Net income as reported	$442,006	$412,885	$1,224,195	$1,141,491
Add: Stock-based compensation expense
included in reported net income, net of tax	79	92	135	334
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(3,581)	(4,183)	(14,221)	(15,038)

Pro forma net income	$438,504	$408,794	$1,210,109	$1,126,787

Basic EPS:
As reported	$.81	$.75	$2.23	$2.07
Pro forma	.80	.74	2.21	2.04
Diluted EPS:
As reported	.80	.74	2.22	2.05
Pro forma	.80	.73	2.19	2.03

BB&T Corporation          Page 9          Third Quarter 2005 10-Q

           The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2005 and 2004, respectively:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,

	2005		2004		2005		2004

Weighted-average assumptions:
Risk-free interest rate	4.2%		4.0%		4.1%		3.5%
Dividend yield	3.5		3.0		3.5		3.0
Volatility factor	20.0		27.0		20.0		27.0
Expected life	6.5	yrs	6.6	yrs	6.5	yrs	6.0	yrs
Fair value of options per share	$7.22		$9.83		$6.51		$8.24

   Changes in Accounting Principles and Effects of New Accounting Pronouncements

          In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans purchased by BB&T or acquired in business combinations. SOP 03-3 does not apply to loans originated by BB&T. BB&T adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no effect on BB&T’s consolidated financial position or consolidated results of operations, but affects BB&T’s accounting for impaired loans purchased or acquired in business combinations.

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

BB&T Corporation          Page 10          Third Quarter 2005 10-Q

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”), which requires retrospective application for reporting a voluntary change in accounting principle, unless it is impracticable to do so. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and also addresses the reporting of a correction of error by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe the adoption of SFAS No. 154 will have a material effect on the Company’s results of operations or financial position.

          In July 2005, the FASB issued Proposed FASB Staff Position (“FSP”) FAS 13-a “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease”, which proposes to amend SFAS No. 13, “Accounting for Leases.” The proposed FSP would require recalculations of leveraged leases for changes that affect the timing of cash flows, even if the total amount of cash flows is not affected. If the FSP is finalized as currently proposed, it would require a one-time non-cash charge to be recorded as a cumulative effect of a change in accounting principle on December 31, 2005. The amount of the charge related to the previously recognized lease income, if any, would then be recognized into income over the remaining lives of the respective leases. While BB&T has entered into leveraged lease transactions in prior years that may require recalculations, any impact on BB&T’s consolidated financial position or consolidated results of operations cannot currently be predicted with certainty, because the final timing and provisions of the proposal have yet to be determined.

          In July 2005, the FASB issued a Proposed Interpretation of SFAS No. 109 “Accounting for Income Taxes” entitled “Accounting for Uncertain Tax Positions”. The proposed Interpretation would clarify the criteria under which tax benefits could be recognized under SFAS No. 109. The initial proposed effective date for the Interpretation is December 31, 2005, with a cumulative effect of a change in accounting principle to be recorded upon adoption of the Interpretation. While BB&T is currently evaluating the potential impact of this proposed Interpretation, any impact on BB&T’s consolidated financial position or consolidated results of operations cannot currently be predicted with certainty, because the final timing and provisions of the proposal have yet to be determined.

BB&T Corporation          Page 11          Third Quarter 2005 10-Q

NOTE 2. Business Combinations

          The following table presents summary information with respect to significant mergers and acquisitions of financial institutions and other significant financial services companies completed by BB&T Corporation during 2004. There have been no significant mergers completed during the first nine months of 2005.

Summary of Significant Mergers and Acquisitions

BB&T Common
					Total	Shares Issued
Date of			Total	Intangibles	Purchase	to Complete
Acquisition	Acquired Company	Headquarters	Assets	Recorded	Price	Transaction

April 14, 2004	Republic Bancshares Inc.	St. Petersburg, Fla.	$2.9 billion	$260.5 million	$433.4 million (1)	6.5 million
February 1, 2004	McGriff, Seibels &
	Williams, Inc.	Birmingham, Al.	226.6 million	417.0 million	371.3 million (2)	8.2 million

(1)	Includes cash consideration totaling $171.1 million
(2)	Includes cash consideration at the time of acquisition and certain contingent consideration payments totaling $70.5 million

   Insurance and Other Nonbank Acquisitions

          During the first nine months of 2005, BB&T acquired four insurance businesses and three nonbank financial services companies, including the acquisition of a 70% ownership interest in Sterling Capital Management LLC, an investment management services company based in Charlotte, North Carolina. In conjunction with these transactions, BB&T issued approximately 638 thousand shares of common stock and paid approximately $134.6 million in cash. BB&T acquired eight insurance agencies and three nonbank financial service companies during 2004. In conjunction with these transactions, BB&T issued approximately 1.4 million shares of common stock and paid approximately $74.2 million in cash. BB&T also acquires client relationships, primarily from insurance companies. Such acquisitions have not been material to BB&T’s financial condition or results of operations.

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

BB&T Corporation          Page 12          Third Quarter 2005 10-Q

Summary of Merger-Related and Restructuring Charges (Gains)
(Dollars in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Severance and personnel-related items	$(21)	$(237)	$(1,419)	$7,591
Occupancy and equipment	(1,584)	(3,777)	(3,338)	(9,667)
Systems conversions and related items	--	(278)	3	524
Marketing and public relations	--	298	--	4,009
Other merger-related items	(219)	935	(31)	4,925

Total	$(1,824)	$(3,059)	$(4,785)	$7,382

           In conjunction with the consummation of an acquisition and completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance costs and other personnel-related costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The following table presents a summary of BB&T's merger accrual activity for 2005.

	Merger Accrual Activity

	(Dollars in thousands)

			Merger-related
	Balance		and			Balance
	January 1,	Accrued at	restructuring			September 30,
	2005	acquisition	charges (gains)	Utilized	Other, net (1)	2005

Severance and personnel-related items	$14,658	$75	$(1,419)	$(2,142)	$333	$11,505
Occupancy and equipment	15,554	170	(3,338)	(2,726)	593	10,253
Systems conversions and related items	--	--	3	(3)	--	--
Other merger-related items	4,284	1,390	(31)	(2,508)	294	3,429

Total	$34,496	$1,635	$(4,785)	$(7,379)	$1,220	$25,187

(1) Other, net is primarily composed of adjustments resulting from changes to original estimates of merger-related accruals.

NOTE 3. Securities

          The amortized cost and approximate fair values of securities held to maturity and available for sale were as follows:

BB&T Corporation          Page 13          Third Quarter 2005 10-Q

	September 30, 2005

				Estimated
	Amortized	Gross Unrealized		Fair

	Cost	Gains	Losses	Value

	(Dollars in thousands)
Securities available for sale:
U.S. Treasuries	$119,045	$4	$1,761	$117,288
U.S. government entities	11,333,001	1,208	340,471	10,993,738
Mortgage-backed securities	6,861,376	4,867	107,310	6,758,933
States and political subdivisions	681,993	18,353	1,269	699,077
Equity and other securities	1,244,180	15,019	11,090	1,248,109

Total securities available for sale	$20,239,595	$39,451	$461,901	$19,817,145

	December 31, 2004

				Estimated
	Amortized	Gross Unrealized		Fair

	Cost	Gains	Losses	Value

	(Dollars in thousands)
Securities held to maturity:
U.S. Treasuries	$125	$--	$--	$125

Total securities held to maturity	125	--	--	125

Securities available for sale:
U.S. Treasuries	122,183	1,009	737	122,455
U.S. government entities	12,817,387	16,756	194,078	12,640,065
Mortgage-backed securities	4,537,855	26,664	34,093	4,530,426
States and political subdivisions	754,093	31,241	955	784,379
Equity and other securities	746,168	17,761	3,058	760,871
Total securities available for sale	18,977,686	93,431	232,921	18,838,196

Total	$18,977,811	$93,431	$232,921	$18,838,321

          BB&T evaluates each available-for-sale security in a loss position for other-than-temporary impairment. In its evaluation BB&T considers such factors as the length of time and the extent to which the market value has been below cost, the financial condition of the issuer, and BB&T’s ability and intent to hold the security until its market value recovers. BB&T has not recognized any other-than-temporary impairment related to securities.

          The following table reflects the gross unrealized losses and fair values of BB&T’s investments at September 30, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

BB&T Corporation          Page 14          Third Quarter 2005 10-Q

	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Securities:
U.S. Treasuries	$95,385	$1,491	$15,658	$270	$111,043	$1,761
U.S. government entities	3,347,870	58,399	7,416,718	282,072	10,764,588	340,471
Mortgage-backed securities	4,939,989	67,878	1,363,086	39,432	6,303,075	107,310
States and political subdivisions	11,579	197	80,172	1,072	91,751	1,269
Equity and other securities	595,711	6,960	128,177	4,130	723,888	11,090

Total temporarily impaired securities	$8,990,534	$134,925	$9,003,811	$326,976	$17,994,345	$461,901

NOTE 4. Goodwill and Other Intangible Assets

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the nine months ended September 30, 2005, and the year ended December 31, 2004, are as follows:

	Goodwill Activity by Operating Segment

					Investment
	Banking	Mortgage	Trust	Insurance	Banking and	Specialized
	Network	Banking	Services	Services	Brokerage	Lending	Total

	(Dollars in thousands)

Balance, December 31, 2003	$3,212,517	$7,459	$27,330	$269,252	$70,255	$29,713	$3,616,526
Acquired goodwill, net	213,980	--	4,380	278,477	--	7,930	504,767
Adjustments to goodwill	(19,616)	--	(369)	21,385	894	654	2,948

Balance, December 31, 2004	3,406,881	7,459	31,341	569,114	71,149	38,297	4,124,241
Acquired goodwill, net	--	--	45,276	37,730	1,966	126	85,098
Adjustments to goodwill	1,967	--	8,096	15,364	2,031	654	28,112

Balance, September 30, 2005	$3,408,848	$7,459	$84,713	$622,208	$75,146	$39,077	$4,237,451

          The adjustments to goodwill recorded during the first nine months of 2005 include $23.2 million of contingent consideration paid to acquired companies subsequent to the date of acquisition based on the terms of the purchase agreements and $5.4 million related to the accounting for property and equipment leases of acquired companies. The adjustments to goodwill recorded during 2004 primarily reflect reallocations of purchase price subsequent to the dates of acquisition.

          The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

BB&T Corporation          Page 15          Third Quarter 2005 10-Q

	Identifiable Intangible Assets

	As of September 30, 2005			As of December 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in thousands)

Identifiable intangible assets:
Core deposit intangibles	$364,937	$(173,165)	$191,772	$364,937	$(134,214)	$230,723
Other (1)	435,900	(123,986)	311,914	362,500	(79,684)	282,816

Totals	$800,837	$(297,151)	$503,686	$727,437	$(213,898)	$513,539

(1) Other amortizing identifiable intangibles are primarily composed of customer relationship intangibles.

           The following table presents estimated amortization expense for the full year 2005 and each of the next four years:

Estimated Amortization Expense
of Identifiable Intangible Assets
(Dollars in thousands)

For the Year Ending December 31:
2005	$111,041
2006	95,775
2007	83,556
2008	70,074
2009	56,627

BB&T Corporation          Page 16          Third Quarter 2005 10-Q

NOTE 5. Long-Term Debt

          Long-term debt is summarized as follows:

	September 30,	December 31,
	2005	2004

	(Dollars in thousands)
Parent Company
7.25% Subordinated Notes Due 2007	$249,377	$249,122
6.375% Subordinated Notes Due 2025 (1)	--	351,111
6.50% Subordinated Notes Due 2011 (2,4)	646,228	645,841
4.75% Subordinated Notes Due 2012 (2,4)	495,136	494,707
5.20% Subordinated Notes Due 2015 (2,4)	996,466	996,274
4.90% Subordinated Notes Due 2017 (2,4)	359,091	--
5.25% Subordinated Notes Due 2019 (2,4)	599,758	599,750

Branch Bank

Floating Rate Secured Borrowings Due 2007 (6)	1,500,000	1,500,000
Floating Rate Senior Notes Due 2007 (7)	499,864	499,806
Floating Rate Senior Notes Due 2008 (7)	499,825	--
4.875% Subordinated Notes Due 2013 (2,4)	249,183	249,099

Federal Home Loan Bank Advances to the Subsidiary Banks
Varying maturities to 2025 with interest rates from 1.00% to 8.50% (5)	5,650,181	5,572,685

Capitalized Leases
Varying maturities to 2028 with interest rates from 8.90% to 15.78%	1,961	1,966

Junior Subordinated Debt to Unconsolidated Trusts (3)	615,866	193,558

Other Long-Term Debt	2,618	2,952

Hedging Gains on Long-Term Debt	11,205	62,753

Total Long-Term Debt	$12,376,759	$11,419,624

(1)	These subordinated notes were exchanged by BB&T on June 30, 2005 for the 4.90% subordinated notes due 2017.
(2)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(3)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations. At September 30, 2005, the interest rates ranged from 5.85% to 10.07%.
(4)	These fixed rate notes were swapped to floating rates based on LIBOR. At September 30, 2005, the effective interest rates ranged from 3.99% to 4.45%.
(5)	At September 30, 2005, the weighted average cost of these advances was 5.3% and the weighted average maturity was 10.9 years.
(6)	These borrowings are secured primarily by automobile loans and have variable rates based on LIBOR.
(7)	These notes pay interest at rates based on LIBOR. At September 30, 2005, the interest rates were 3.47%.

BB&T Corporation          Page 17          Third Quarter 2005 10-Q

          On June 30, 2005, BB&T exchanged $350 million of subordinated notes maturing in 2025 and bearing an interest rate of 6.375% for $400 million aggregate principal amount of subordinated global notes maturing in 2017 and bearing an interest rate of 4.90%. This exchange was accounted for in accordance with Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). The transaction gave rise to substantially similar debt as defined by EITF 96-19 and; therefore resulted in no immediate gain or loss. The financing costs relating to this exchange were deferred and will be amortized over the life of the $400 million subordinated global note offering.

          In August 2005, BB&T Capital Trust I (“BBTCT”) issued $500 million of 5.85% Capital Securities. BBTCT, a statutory business trust created under the laws of the State of Delaware, was formed by BB&T for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in 5.85% Junior Subordinated Debentures issued by BB&T. BB&T is the sole owner of the common securities of BBTCT and has made guarantees which, taken collectively, fully, irrevocably, and unconditionally guarantee, on a subordinated basis, all of BBTCT’s obligations under the Trust and Capital Securities. BBTCT’s sole asset is the Junior Subordinated Debentures issued by BB&T, which mature August 18, 2035, but are subject to early redemption (i) in whole or in part at any time at the option of BB&T pursuant to the optional redemption provisions of such security, or (ii) in whole, but not in part, under certain prescribed limited circumstances. The Capital Securities of BBTCT are subject to mandatory redemption in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption.

NOTE 6. Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

          BB&T’s significant commitments include certain investments in affordable housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to its investments. At September 30, 2005, BB&T’s investments in such projects totaled $237.5 million, which include outstanding commitments of $134.4 million. At December 31, 2004, BB&T’s investments in such projects totaled $257.7 million, which include outstanding commitments of $215.2 million. BB&T typically acts as a limited partner in these investments and does not have control over the operating or financial policies of the partnerships. BB&T’s subsidiary banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments made.

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of September 30, 2005, BB&T had issued a total of $2.4 billion in standby letters of credit. The carrying amount of the liability for such guarantees was $8.6 million at September 30, 2005.

BB&T Corporation          Page 18          Third Quarter 2005 10-Q

          In the ordinary course of business, BB&T indemnifies its officers and directors to the fullest extent permitted by law against liabilities arising from litigation. BB&T also issues standard representations and warranties in underwriting agreements, merger and acquisition agreements, loan sales, brokerage activities and other similar arrangements. Counterparties in many of these indemnifications provide similar indemnifications to BB&T. Although these agreements often do not specify limitations, BB&T has not been required to act on any such indemnities or warranties and does not believe that any payments pursuant to them would materially change the financial condition or results of operations of BB&T.

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

          The following table summarizes the components of net periodic benefit cost recognized for the three-month and nine-month periods ended September 30, 2005 and 2004, respectively:

BB&T Corporation          Page 19          Third Quarter 2005 10-Q

	Pension Plans				Other Postretirement

	Qualified		Nonqualified		Benefit Plans

	For the		For the		For the
	Three Months ended		Three Months ended		Three Months ended
	September 30,		September 30,		September 30,

	2005	2004	2005	2004	2005	2004

	(Dollars in thousands)

Service cost	$11,141	$11,036	$845	$916	$--	$824
Interest cost	13,028	12,000	1,379	1,489	310	1,410
Estimated return on plan assets	(20,049)	(19,262)	--	--	--	--
Amortization of unrecognized
transition obligation	--	--	--	15	--	53
Amortization of prior service cost	(1,147)	(1,147)	(8)	(1,146)	(1,177)	191
Amortization of net loss	2,155	(588)	327	544	100	(199)

Net periodic benefit cost (income)	$5,128	$2,039	$2,543	$1,818	$(767)	$2,279

	Pension Plans				Other Postretirement

	Qualified		Nonqualified		Benefit Plans

	For the		For the		For the
	Nine Months ended		Nine Months ended		Nine Months ended
	September 30,		September 30,		September 30,

	2005	2004	2005	2004	2005	2004

	(Dollars in thousands)

Service cost	$43,003	$38,094	$2,788	$2,460	$--	$2,809
Interest cost	39,755	37,306	4,435	4,369	1,006	5,230
Estimated return on plan assets	(60,243)	(53,210)	--	--	--	--
Amortization of unrecognized
transition obligation	--	--	--	45	--	163
Amortization of prior service cost	(3,442)	(3,443)	(22)	1,320	(3,777)	575
Amortization of net loss	7,421	7,292	1,467	1,218	464	--

Net periodic benefit cost (income)	$26,494	$26,039	$8,668	$9,412	$(2,307)	$8,777

          Management elected to make a discretionary contribution of $30.0 million to the qualified pension plan in the first quarter of 2005. Management does not anticipate that any additional contributions will be made in 2005.

BB&T Corporation          Page 20          Third Quarter 2005 10-Q

NOTE 8. Computation of Earnings per Share

          BB&T’s basic and diluted earnings per share amounts for the three and nine month periods ended September 30, 2005 and 2004, respectively, were calculated as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Weighted average number of common shares	547,467,864	553,944,042	547,939,700	551,529,609

Net income	$442,006	$412,885	$1,224,195	$1,141,491

Basic earnings per share	$.81	$.75	$2.23	$2.07

Diluted Earnings Per Share:
Weighted average number of common shares	547,467,864	553,944,042	547,939,700	551,529,609
Add:
Effect of dilutive stock options	4,590,893	4,632,777	4,373,970	4,018,002

Weighted average number of diluted common shares	552,058,757	558,576,819	552,313,670	555,547,611

Net income	$442,006	$412,885	$1,224,195	$1,141,491

Diluted earnings per share	$.80	$.74	$2.22	$2.05

          For the quarters ended September 30, 2005 and 2004, respectively, antidilutive options to purchase 93 thousand shares and 94 thousand shares of common stock were outstanding. For the first nine months of 2005 and 2004, respectively, antidilutive options to purchase 108 thousand shares and 412 thousand shares of common stock were outstanding. Antidilutive options outstanding were not included in the computation of diluted earnings per share.

NOTE 9. Comprehensive Income (Loss)

          The balances in accumulated other comprehensive loss for the periods indicated are shown in the following tables:

Accumulated Other Comprehensive Loss
September 30, 2005

	Before-Tax	Tax	After-Tax
	Amount	Benefit	Amount

	(Dollars in thousands)

Unrealized losses on securities available for sale	$(422,448)	$(155,758)	$(266,690)
Unrealized losses on cash flow hedges	(23,956)	(9,247)	(14,709)
Minimum pension liability	(8,354)	(3,197)	(5,157)

Total	$(454,758)	$(168,202)	$(286,556)

BB&T Corporation          Page 21          Third Quarter 2005 10-Q

Accumulated Other Comprehensive Loss
December 31, 2004

	Before-Tax	Tax	After-Tax
	Amount	Benefit	Amount

	(Dollars in thousands)

Unrealized losses on securities available for sale	$(139,493)	$(52,019)	$(87,474)
Unrealized losses on cash flow hedges	(33,726)	(13,018)	(20,708)
Minimum pension liability	(4,644)	(1,625)	(3,019)

Total	$(177,863)	$(66,662)	$(111,201)

           The following table summarizes total comprehensive income for the three and nine-month periods ended September 30, 2005 and 2004, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Dollars in thousands)
Comprehensive income:
Net income	$442,006	$412,885	$1,224,195	$1,141,491
Other comprehensive income:
Net unrealized holding (losses) gains on securities	(157,251)	180,072	(179,216)	(59,507)
Net unrealized (losses) gains on cash flow hedges	(694)	(6,491)	5,999	(28,202)
Net change in minimum pension liability	--	(1)	(2,138)	(3,019)

Total comprehensive income	$284,061	$586,465	$1,048,840	$1,050,763

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

BB&T Corporation          Page 22          Third Quarter 2005 10-Q

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

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation          Page 23          Third Quarter 2005 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended September 30, 2005 and 2004

	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

	(Dollars in thousands)

Net interest income (expense)	$645,498	$530,374	$191,083	$174,620	$(789)	$(501)	$3,258	$1,257	$78,444	$80,391
Net intersegment interest income (expense)	251,862	261,075	(129,689)	(93,609)	2,012	2,145	--	--	--	--

Total net interest income	897,360	791,449	61,394	81,011	1,223	1,644	3,258	1,257	78,444	80,391

Provision for loan and lease losses	64,161	60,898	2,472	2,228	--	--	--	--	26,107	27,404
Noninterest income	233,338	214,045	41,070	22,493	40,449	32,060	176,683	161,049	17,281	13,235
Intersegment noninterest income	107,430	87,504	--	--	--	--	--	--	--	--
Noninterest expense	311,193	314,680	13,554	11,521	32,165	24,490	140,042	114,681	36,640	35,022
Allocated corporate expenses	156,816	138,259	8,890	4,828	4,208	2,637	7,092	4,798	4,475	4,313

Income before income taxes	705,958	579,161	77,548	84,927	5,299	6,577	32,807	42,827	28,503	26,887
Income tax provision (benefit)	233,256	191,686	25,694	28,112	1,981	2,250	12,788	16,784	9,124	7,943

Segment net income (loss)	$472,702	$387,475	$51,854	$56,815	$3,318	$4,327	$20,019	$26,043	$19,379	$18,944

Identifiable segment assets (period end)	$55,167,379	$51,236,515	$14,350,595	$12,103,231	$214,836	$102,234	$1,976,874	$1,676,502	$3,098,746	$2,460,591

	Investment Banking				All Other		Intersegment
	and Brokerage		Treasury		Segments (1)		Eliminations		Total Segments

	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

Net interest income (expense)	$2,270	$2,270	$(3,632)	$74,208	$47,301	$44,178	$--	$--	$963,433	$906,797
Net intersegment interest income (expense)	--	--	22,527	11,273	--	--	(146,712)	(180,884)	--	--

Total net interest income	2,270	2,270	18,895	85,481	47,301	44,178	(146,712)	(180,884)	963,433	906,797

Provision for loan and lease losses	--	--	--	--	10,418	10,255	--	--	103,158	100,785
Noninterest income	80,217	64,979	17,263	21,254	35,220	32,419	--	--	641,521	561,534
Intersegment noninterest income	--	--	--	--	--	--	(107,430)	(87,504)	--	--
Noninterest expense	68,090	56,539	1,687	1,953	20,485	17,962	--	--	623,856	576,848
Allocated corporate expenses	3,603	3,500	149	420	4,851	3,751	--	--	190,084	162,506

Income before income taxes	10,794	7,210	34,322	104,362	46,767	44,629	(254,142)	(268,388)	687,856	628,192
Income tax provision (benefit)	3,891	2,738	6,134	29,184	19,416	15,595	(84,116)	(88,181)	228,168	206,111

Segment net income (loss)	$6,903	$4,472	$28,188	$75,178	$27,351	$29,034	$(170,026)	$(180,207)	$459,688	$422,081

Identifiable segment assets (period end)	$1,032,240	$951,513	$21,786,283	$22,701,265	$4,973,089	$4,354,605	$--	$--	$102,600,042	$95,586,456

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation          Page 24          Third Quarter 2005 10-Q

BB&T Corporation
Reportable Segments
For the Nine Months Ended September 30, 2005 and 2004

	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

	(Dollars in thousands)

Net interest income (expense)	$1,834,193	$1,526,935	$540,555	$533,704	$(2,336)	$(2,105)	$7,186	$3,009	$221,465	$208,844
Net intersegment interest income (expense)	782,792	746,958	(348,191)	(274,804)	5,867	6,617	--	--	--	--

Total net interest income	2,616,985	2,273,893	192,364	258,900	3,531	4,512	7,186	3,009	221,465	208,844

Provision for loan and lease losses	181,908	185,788	6,955	6,664	--	--	--	--	73,319	69,052
Noninterest income	653,968	608,484	91,594	92,852	115,444	97,898	500,401	439,124	49,550	38,113
Intersegment noninterest income	296,557	272,583	--	--	--	--	--	--	--	--
Noninterest expense	949,503	951,245	38,084	35,013	93,488	74,557	406,641	339,809	104,482	97,178
Allocated corporate expenses	463,153	406,856	26,674	14,506	12,027	6,483	21,279	14,368	13,370	11,545

Income before income taxes	1,972,946	1,611,071	212,245	295,569	13,460	21,370	79,667	87,956	79,844	69,182
Income tax provision (benefit)	658,964	530,049	70,995	97,382	5,049	7,182	31,200	34,623	25,719	20,509

Segment net income (loss)	$1,313,982	$1,081,022	$141,250	$198,187	$8,411	$14,188	$48,467	$53,333	$54,125	$48,673

Identifiable segment assets (period end)	$55,167,379	$51,236,515	$14,350,595	$12,103,231	$214,836	$102,234	$1,976,874	$1,676,502	$3,098,746	$2,460,591

	Investment Banking				All Other		Intersegment
	and Brokerage		Treasury		Segments (1)		Eliminations		Total Segments

	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004

Net interest income (expense)	$6,781	$5,605	$(1,623)	$151,515	$141,998	$124,389	$--	$--	$2,748,219	$2,551,896
Net intersegment interest income (expense)	--	--	54,547	23,705	--	--	(495,015)	(502,476)	--	--

Total net interest income	6,781	5,605	52,924	175,220	141,998	124,389	(495,015)	(502,476)	2,748,219	2,551,896

Provision for loan and lease losses	--	--	--	--	27,130	39,915	--	--	289,312	301,419
Noninterest income	237,468	207,508	47,491	51,274	97,898	101,809	--	--	1,793,814	1,637,062
Intersegment noninterest income	--	--	--	--	--	--	(296,557)	(272,583)	--	--
Noninterest expense	206,971	176,405	4,650	4,616	60,906	49,072	--	--	1,864,725	1,727,895
Allocated corporate expenses	10,801	10,507	244	422	14,669	11,520	--	--	562,217	476,207

Income before income taxes	26,477	26,201	95,521	221,456	137,191	125,691	(791,572)	(775,059)	1,825,779	1,683,437
Income tax provision (benefit)	10,020	10,105	15,961	57,184	57,153	40,583	(264,647)	(251,455)	610,414	546,162

Segment net income (loss)	$16,457	$16,096	$79,560	$164,272	$80,038	$85,108	$(526,925)	$(523,604)	$1,215,365	$1,137,275

Identifiable segment assets (period end)	$1,032,240	$951,513	$21,786,283	$22,701,265	$4,973,089	$4,354,605	$--	$--	$102,600,062	$95,586,456

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation          Page 25          Third Quarter 2005 10-Q

          The following table presents a reconciliation of segment results to consolidated results:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Dollars in thousands)		(Dollars in thousands)
Net Interest Income
Net interest income from segments	$963,433	$906,797	$2,748,219	$2,551,896
Other net interest income (1)	(8,213)	42,364	168,296	227,465
Elimination of management accounting practices (2)	(134,464)	(104,237)	(365,438)	(301,390)
Other, net (3)	78,236	10,732	74,063	24,211

Consolidated net interest income	$898,992	$855,656	$2,625,140	$2,502,182

Net income
Net income from segments	$459,688	$422,081	$1,215,365	$1,137,275
Other net income (1)	48,190	40,506	204,663	167,819
Elimination of management accounting practices (2)	(28,284)	(21,263)	(65,232)	(50,556)
Other, net (3)	(37,588)	(28,439)	(130,601)	(113,047)

Consolidated net income	$442,006	$412,885	$1,224,195	$1,141,491

			September 30,	September 30,
			2005	2004

			(Dollars in thousands)
Total Assets
Total assets from segments			$102,600,042	$95,586,456
Other, net (1,3)			4,480,111	2,293,941

Consolidated total assets			$107,080,153	$97,880,397

(1)	Other net interest income, other net income and other, net, include amounts applicable to BB&T’s support functions that are not allocated to the reported segments.
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

Back to Index

Item 2. Management’s Discussion and Analysis of Financial Condidion and Results of Operations

Forward-Looking Statements

          This report on Form 10-Q contains forward-looking statements with respect to the financial condition, results of operations and business of BB&T. These forward-looking statements involve certain risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T, and on the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

•	competitive pressures among depository and other financial institutions may increase significantly;

BB&T Corporation          Page 26          Third Quarter 2005 10-Q

•	changes in the interest rate environment may reduce net interest margins and/or the volumes and values of loans made or held as well as the value of other financial assets held;
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

Regulatory Considerations

           BB&T and its subsidiaries and affiliates are subject to numerous federal and state laws and regulations, including federal and state banking laws and regulations, and supervision and examination by other state and federal regulatory agencies, including the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and various state insurance and securities regulators. BB&T and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2004 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

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

BB&T Corporation          Page 27          Third Quarter 2005 10-Q

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

BB&T Corporation          Page 28          Third Quarter 2005 10-Q

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

Back to Index

BB&T Corporation          Page 29          Third Quarter 2005 10-Q

EXECUTIVE SUMMARY

          BB&T's total assets at September 30, 2005, were $107.1 billion, an increase of $6.6 billion, or 6.5%, from December 31, 2004. The asset categories that experienced the largest increases were loans and leases, including loans held for sale, and securities available for sale, which grew $5.5 billion, or 8.1%, and $978.9 million, or 5.2%, respectively, during the first nine months of 2005.

          Total deposits at September 30, 2005, were $73.2 billion, an increase of $5.5 billion, or 8.1%, from December 31, 2004. Long-term debt increased $957.1 million, or 8.4%, during the first nine months of 2005, while shorter-term borrowing decreased $154.4 million or 2.3% for the same period. Total shareholders’ equity increased $321.4 million, or 3.0%, from December 31, 2004.

          Consolidated net income for the third quarter of 2005 totaled $442.0 million, an increase of 7.1% compared to $412.9 million earned during the third quarter of 2004. On a diluted per share basis, earnings for the three months ended September 30, 2005, were $.80, compared to $.74 for the same period in 2004, an increase of 8.1%. BB&T’s results of operations for the third quarter of 2005 produced an annualized return on average assets of 1.65% and an annualized return on average shareholders’ equity of 15.69% compared to prior year ratios of 1.69% and 15.42%, respectively.

          Consolidated net income for the first nine months of 2005 totaled $1.22 billion, an increase of 7.2% compared to $1.14 billion earned during the same period in 2004. On a diluted per share basis, earnings for the first nine months of 2005 and 2004 were $2.22 and $2.05, respectively, which represents an increase of 8.3%. Net income for the first nine months of 2005 included a one-time, non-cash adjustment related to property and equipment leases, which totaled $26.6 million after-tax, or $.05 per diluted share. BB&T’s results of operations for the first nine months of 2005 produced an annualized return on average assets of 1.58% and an annualized return on average shareholders’ equity of 14.82% compared to prior year ratios of 1.60% and 14.53%, respectively.

          Results during the third quarter of 2005 reflect further improvements in several key drivers of BB&T’s profitability. Among these were strong loan growth, which accelerated across all loan categories during the quarter, solid performance from noninterest generating businesses and continued excellent asset quality.

           Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2004, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the third quarter and first nine months of 2005 are further discussed in the following sections.

Back to Index

BB&T Corporation          Page 30          Third Quarter 2005 10-Q

ANALYSIS OF FINANCIAL CONDITION

Securities

           Securities available for sale totaled $19.8 billion at September 30, 2005, an increase of $978.9 million, or 5.2%, compared with December 31, 2004. Securities available for sale had net unrealized losses, net of deferred income taxes, of $266.7 million and $87.5 million at September 30, 2005 and December 31, 2004, respectively. Trading securities totaled $433.7 million, up $99.4 million or 29.7% compared to the balance at December 31, 2004. BB&T’s trading portfolio can fluctuate significantly from period to period based on market conditions, which affect the timing of purchases and sales of securities.

          Average total securities for the first nine months of 2005 amounted to $20.4 billion, an increase of $2.4 billion, or 13.1%, compared to the average balance during the first nine months of 2004. Average total securities for the third quarter of 2005 amounted to $20.8 billion, an increase of $2.4 billion, or 13.1%, compared to the average balance for the third quarter of 2004. The increase in securities was the result of a combination of factors including the securitization of approximately $1.0 billion in residential mortgage loans during the third quarter of 2004 and the investment of excess funds generated by deposit growth.

          The annualized fully taxable equivalent ("FTE") yield on the average securities portfolio for the third quarter of 2005 was 4.18%, which represents an increase of 16 basis points compared to the annualized yield earned during the third quarter of 2004. For the first nine months of 2005, the annualized FTE yield was 4.13%, which represents an increase of five basis points compared to the annualized yield earned during the same period of 2004. The fluctuations in the annualized FTE yield on the average securities portfolio were primarily the result of changes in the overall composition of the securities portfolio with a larger concentration of higher-yielding mortgage-backed securities.

          On September 30, 2005, BB&T held certain investments having continuous unrealized loss positions for more than 12 months totaling $327.0 million. The majority of these investments were in U.S. government sponsored entity securities and it is expected that the securities will not be settled at a price less than their amortized cost. Therefore, BB&T has not recognized any other-than-temporary impairment in connection with these investments.

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending and mortgage lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the first nine months of 2005, average total loans were $70.6 billion, an increase of $4.9 billion, or 7.5%, compared to the same period in 2004. During the first nine months of 2005, average commercial loans, including lease receivables, increased $2.8 billion, or 8.5%, compared to the same period in 2004 and comprised 50.2% of the loan portfolio compared to 49.7% for the first nine months of 2004. Average consumer loans, which include sales finance, revolving credit and direct retail, totaled $22.0 billion during the first nine months of 2005, an increase of $1.7 billion, or 8.1%, compared to the same period in 2004. During the first nine months of 2005, consumer loans comprised 31.2% of average loans compared to 31.0% for the same period of 2004. Average mortgage loans totaled $13.1 billion for the first nine months of 2005, an increase of 3.9% compared to the same period of 2004. Mortgage loans comprised the remaining 18.6% of the loan and lease portfolio for the first nine months of 2005 compared to 19.3% for the first nine months of 2004.

BB&T Corporation          Page 31          Third Quarter 2005 10-Q

          For the third quarter of 2005, average total loans were $72.7 billion, an increase of $5.8 billion, or 8.7%, compared to the same period in 2004. Average commercial loans and leases for the third quarter of 2005 increased $2.8 billion, or 8.5% compared to the same period in 2004 and comprised 50.0% of the loan portfolio compared to 50.1% for the third quarter of 2004. Average consumer loans totaled $22.5 billion during the third quarter of 2005, an increase of $1.6 billion, or 7.6%, compared to the same period in 2004 and comprised 31.0% of average loans compared to 31.3% for the third quarter of 2004. Average mortgage loans totaled $13.9 billion for the third quarter of 2005, an increase of $1.4 billion, or 11.3%, from the 2004 average and comprised the remaining 19.0% of the loan and lease portfolio for the third quarter of 2005 compared to 18.6% for the same period of 2004.

          The slight fluctuations in the mix of the loan portfolio during the third quarter and first nine months of 2005 compared to the same periods of 2004 were primarily caused by the securitization of residential mortgage loans. In particular, during the third quarter of 2004, BB&T securitized $1.0 billion in residential mortgage loans and transferred the related mortgage-backed securities to the available-for-sale securities portfolio.

          During the third quarter of 2005, BB&T's average loan portfolio grew 13.1% on an annualized basis compared to the second quarter of 2005. The acceleration in loan growth was spread across all major loan categories and included average commercial loans, which grew 10.5% on an annualized basis compared to the second quarter. Average consumer loans grew 10.4% on an annualized basis compared to the second quarter of 2005, with average direct retail loans and average revolving credit accounts increasing at annualized rates of 8.1% and 10.7%, respectively. Sales finance loans improved substantially compared to recent trends, increasing an annualized 15.6% on average compared to the second quarter of 2005. BB&T also benefited significantly from growth of average mortgage loans, which increased 24.8% on an annualized basis compared to the second quarter of 2005.

          The annualized FTE yields on commercial, consumer and mortgage loans for the first nine months of 2005 were 6.40%, 7.24%, and 5.43%, respectively, resulting in an annualized yield on the total loan portfolio of 6.48%. The FTE yields on commercial, consumer and mortgage loans for the first nine months of 2004 were 5.31%, 6.77%, and 5.60%, respectively, resulting in an annualized yield on the total loan portfolio of 5.82%. This reflects an increase of 66 basis points in the annualized yield on the total loan portfolio during the first nine months of 2005 in comparison to 2004. For the third quarter of 2005, the annualized yield on the total loan portfolio was 6.71%, reflecting an increase of 81 basis points compared to the third quarter of 2004. The primary reason for the increases in yields for both the nine months and the third quarter was the higher interest rate environment that existed during the first nine months of 2005 compared to 2004. Starting in the second half of 2004, the Federal Reserve Board increased the intended Federal funds rate in response to a pick up in economic activity and concerns over inflation and as a result, the prime rate, which is the basis for pricing many commercial and consumer loans, increased to 6.75% at September 30, 2005 compared to 4.75% at the end of the third quarter of 2004. Therefore, the overall yield of the loan portfolio increased because commercial and consumer loans were repricing at higher rates. The rise in short-term interest rates, however, was not matched by a similar rise in long-term interest rates. Therefore, mortgage rates, which are influenced by long-term interest rates in the marketplace, remained relatively unchanged compared to last year. As a result, older higher-yielding mortgage loans, which matured or were refinanced, were replaced with lower-yielding mortgage loans, resulting in a 17 basis point decrease in the overall yield of the mortgage loan portfolio for the first nine months of 2005 compared to the same period in 2004.

BB&T Corporation          Page 32          Third Quarter 2005 10-Q

Other Interest Earning Assets

          Federal funds sold, securities purchased under resale agreements and other earning assets totaled $330.1 million at September 30, 2005, an increase of $89.7 million, or 37.3%, compared to December 31, 2004. Interest-bearing deposits with banks decreased $623.7 million, or 62.2%, compared to year-end 2004. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest earning assets was 2.98% for the first nine months of 2005 compared to 1.65% for the same period in 2004. For the third quarter of 2005, the average yield on other interest-earning assets was 3.16%, up from 2.05% in the third quarter last year. These higher yields were the result of the increase in the Federal funds target rate as previously discussed.

Goodwill and Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $384.9 million from December 31, 2004, to September 30, 2005. The increase was due primarily to an increase in goodwill and other intangible assets of $103.4 million, which resulted from several insurance and nonbank acquisitions, net of amortization, as well as an increase in the cash surrender value of bank-owned life insurance of $64.4 million.

          Other noninterest-earning assets also include commercial mortgage servicing rights totaling $16.6 million and residential mortgage servicing rights totaling $397.9 million, net of an allowance for impairment, which totaled $50.0 million at September 30, 2005. The carrying value of mortgage servicing rights increased $73.7 million compared to December 31, 2004 primarily as a result of a $56.6 million recapture of the valuation allowance.

BB&T Corporation          Page 33          Third Quarter 2005 10-Q

Deposits

          Client deposits generated through the BB&T branch network are the largest source of funds used to support asset growth. Deposits totaled $73.2 billion at September 30, 2005, an increase of $5.5 billion, or 8.1%, from December 31, 2004. Average deposits for the first nine months of 2005 increased $5.2 billion, or 8.1%, to $69.5 billion compared to the first nine months of 2004. The categories of deposits with the highest average rates of growth were noninterest-bearing deposits, which increased $1.3 billion, or 11.3%, and certificates of deposit and other time deposits, which increased $2.2 billion, or 8.5%. Money rate savings, including investor deposit accounts, increased $1.6 billion, or 7.2% compared to the same period of 2004.

          For the third quarter of 2005, average deposits increased $6.8 billion, or 10.5%, compared to the third quarter of 2004. The categories of deposits with the highest average rates of growth were certificates of deposit and other time deposits, which increased $4.9 billion, or 18.9%, and noninterest-bearing deposits, which increased $1.3 billion, or 10.7%.

          Average noninterest-bearing accounts comprised 18.3% of total average deposits for the first nine months of 2005, compared to 17.8% for the same period of 2004. This increase primarily resulted from a shift from savings and interest checking, which comprised 7.1% of total average deposits for the first nine months of 2005, compared to 7.5% for the same period of 2004. However, more recently there has been a shift from money rate savings accounts and savings and interest checking to certificates of deposits and other time deposits. The recent change in the deposit mix is the result of the bank decreasing its reliance on federal funds purchased and securities sold under repurchase agreements, and instead relying to a greater degree on wholesale certificate of deposit products. The decision to use wholesale certificates of deposit is primarily due to more attractive pricing of these types of funding sources.

          The annualized average rate paid on total interest-bearing deposits during the first nine months of 2005 was 2.04%, an increase of 72 basis points compared to 2004. For the third quarter of 2005, the annualized average rate paid on total interest-bearing deposits was 2.31%, an increase of 95 basis points compared to the third quarter of 2004. These increases in the average rates paid resulted primarily from the higher interest rate environment that existed during 2005 compared to 2004, and competition in the pricing of deposit products.

Borrowings

          While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses shorter-term borrowings as a supplementary funding source for loan growth. Shorter-term borrowings utilized by BB&T include Federal funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, short-term bank notes, and short-term Federal Home Loan Bank advances. At September 30, 2005, shorter-term borrowings totaled $6.5 billion, a decrease of $154.4 million, or 2.3%, compared to December 31, 2004. For the third quarter of 2005, average shorter-term borrowed funds were $7.1 billion, a slight increase compared to the same period of 2004. For the nine months ended September 30, 2005, average shorter-term borrowed funds increased $705.1 million, or 10.4%, compared to the same period in 2004. The decrease in these funds compared to December 31, 2004 was primarily due to the decision to utilize wholesale certificate of deposit products rather than federal funds purchased and securities sold under repurchase agreements as previously discussed.

BB&T Corporation          Page 34          Third Quarter 2005 10-Q

          The average annualized rate paid on shorter-term borrowed funds was 2.85% for the first nine months of 2005, an increase of 164 basis points from the average rate of 1.21% paid in the comparable period of 2004. The average annualized rate paid on shorter-term borrowed funds was 3.24% for the third quarter of 2005, an increase of 177 basis points from the average rate of 1.47% paid in the comparable period of 2004. The higher rates paid on shorter-term borrowed funds mirror the increases in the Federal funds rate over the same time periods.

          BB&T also utilizes long-term debt for a variety of funding needs, including the repurchase of common stock, and, to a lesser extent, regulatory capital. Long-term debt consists primarily of Federal Home Loan Bank (“FHLB”) advances to BB&T’s banking subsidiaries and corporate subordinated notes. Long-term debt totaled $12.4 billion at September 30, 2005, up $957.1 million, or 8.4%, from the balance at December 31, 2004, primarily due to the issuance of $500 million of capital securities by BB&T Corporation and $500 million of senior floating rate debt issued by Branch Banking and Trust Company during the third quarter of 2005. For the third quarter of 2005, average long-term debt totaled $12.1 billion, an increase of $1.4 billion, or 12.6%, compared to the third quarter of 2004. For the nine months ended September 30, 2005, average long-term borrowed funds were $11.7 billion, up $1.0 billion, or 9.5%, compared to the first nine months of 2004. The increases in average long-term debt were primarily caused by the issuances during the third quarter of 2005 described above and issuances of $500 million of senior floating-rate debt issued by Branch Banking and Trust Company in the third quarter of 2004 and $600 million of subordinated global notes issued by BB&T Corporation in the fourth quarter of 2004.

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

          On June 30, 2005, BB&T exchanged $350 million of subordinated notes maturing in 2025 and bearing an interest rate of 6.375% for $400 million aggregate principal amount of subordinated global notes maturing in 2017 and bearing an interest rate of 4.90%. This exchange was accounted for in accordance with Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). The transaction gave rise to substantially similar debt as defined by EITF 96-19 and; therefore resulted in no immediate gain or loss. The financing costs relating to this exchange were deferred and will be amortized over the life of the $400 million subordinated global notes.

BB&T Corporation          Page 35          Third Quarter 2005 10-Q

          The average annualized rate paid on long-term debt for the third quarter of 2005 was 4.26%, an increase of 72 basis points compared to the third quarter of 2004. The average annualized rate paid on long-term borrowed funds was 4.09% for the first nine months of 2005, an increase of 66 basis points compared to the average rate of 3.43% paid during the first nine months of 2004. The increase in the cost of long-term funds resulted because most of BB&T’s long-term borrowings were either issued as floating rate instruments or BB&T elected to swap their long-term fixed rates to floating.

Asset Quality

           During the last eight quarters, BB&T’s credit quality has steadily improved as demonstrated by successive quarterly declines in the level of nonperforming assets. Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $304.3 million at September 30, 2005, compared to $358.1 million at December 31, 2004. As a percentage of loans and leases plus foreclosed property, nonperforming assets were .41% at September 30, 2005, down from .52% at December 31, 2004. Loans 90 days or more past due and still accruing interest totaled $84.6 million at September 30, 2005, compared to $100.2 million at year-end 2004.

           BB&T’s net charge-offs totaled $54.4 million for the third quarter and amounted to .30% of average loans and leases, on an annualized basis, compared to $56.6 million, or .34% of average loans and leases, on an annualized basis, in the corresponding period in 2004. Net charge-offs for the third quarter of 2005 declined compared to the prior year’s third quarter, but were up compared to the second quarter of 2005. For the nine months ended September 30, 2005 and 2004, net charge-offs totaled $145.9 million and $171.0 million, respectively, and represented .28% and .35%, respectively, of average loans and leases on an annualized basis.

           The allowance for credit losses, which totaled $830.3 million and $828.3 million at September 30, 2005 and December 31, 2004, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses totaled $817.8 million at September 30, 2005, compared to $804.9 million at December 31, 2004. This amounted to 1.11% of loans and leases outstanding at September 30, 2005, compared to 1.18% at year-end 2004. The reserve for unfunded lending commitments totaled $12.6 million and $23.4 million at September 30, 2005 and December 31, 2004, respectively. The relative decrease in the allowance for loan and lease losses as a percentage of outstanding loans resulted because of the improved credit quality as described above.

           Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

BB&T Corporation          Page 36          Third Quarter 2005 10-Q

ASSET QUALITY ANALYSIS
(Dollars in thousands)

	For the Three Months Ended

	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04

Allowance For Credit Losses
Beginning balance	$827,325	$822,464	$828,301	$825,665	$825,242
Allowance for acquired (sold) loans, net	--	--	--	1,795	(170)
Provision for credit losses	57,465	49,424	41,045	65,153	57,165
Charge-offs
Commercial loans and leases	(19,414)	(17,572)	(12,892)	(30,668)	(23,858)
Direct retail loans	(16,131)	(12,368)	(11,484)	(13,149)	(12,170)
Sales finance loans	(22,517)	(16,792)	(21,689)	(23,479)	(22,225)
Revolving credit loans	(13,179)	(12,552)	(12,693)	(13,149)	(12,383)
Mortgage loans	(1,502)	(1,728)	(1,476)	(1,352)	(1,207)

Total charge-offs	(72,743)	(61,012)	(60,234)	(81,797)	(71,843)

Recoveries
Commercial loans and leases	8,863	6,626	4,043	7,788	6,210
Direct retail loans	2,381	2,714	2,399	2,566	2,090
Sales finance loans	3,973	4,333	4,275	4,559	4,317
Revolving credit loans	2,740	2,737	2,540	2,489	2,555
Mortgage loans	340	39	95	83	99

Total recoveries	18,297	16,449	13,352	17,485	15,271

Net charge-offs	(54,446)	(44,563)	(46,882)	(64,312)	(56,572)

Ending balance	$830,344	$827,325	$822,464	$828,301	$825,665

Nonperforming Assets
Nonaccrual loans and leases
Commercial loans and leases	$111,954	$115,367	$127,220	$143,420	$173,303
Direct retail loans	46,668	44,672	47,194	46,187	48,792
Sales finance loans	20,463	17,237	17,306	14,670	15,484
Revolving credit loans	304	348	266	349	374
Mortgage loans	51,183	52,130	62,476	64,010	62,871

Total nonaccrual loans and leases	230,572	229,754	254,462	268,636	300,824

Foreclosed real estate	51,504	62,036	60,147	69,324	67,329
Other foreclosed property	21,692	16,550	18,199	19,579	20,821
Restructured loans	523	531	537	555	563

Total nonperforming assets	$304,291	$308,871	$333,345	$358,094	$389,537

Loans 90 days or more past due
and still accruing
Commercial loans and leases	$11,532	$10,821	$15,036	$9,986	$11,463
Direct retail loans	18,197	14,718	13,857	19,917	22,382
Sales finance loans	16,661	16,398	18,864	21,205	20,766
Revolving credit loans	4,840	3,886	4,067	4,837	4,797
Mortgage loans	33,385	33,494	31,432	44,225	40,397

Total loans 90 days or more past due
and still accruing	$84,615	$79,317	$83,256	$100,170	$99,805

BB&T Corporation          Page 37          Third Quarter 2005 10-Q

ASSET QUALITY RATIOS

	For the Three Months Ended

	9/30/05		6/30/05		3/31/05		12/31/04		9/30/04

Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases	.11%		.11%		.12%		.15%		.15%
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases	.31		.32		.37		.39		.45
Total nonperforming assets as a percentage of:
Total assets	.28		.29		.33		.36		.40
Loans and leases plus foreclosed property	.41		.43		.48		.52		.58
Net charge-offs as a percentage of
average loans and leases	.30		.25		.28		.38		.34
Allowance for loan and lease losses as a
percentage of loans and leases	1.11		1.13		1.16		1.18		1.22
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.12		1.14		1.17		1.19		1.23
Ratio of allowance for loan and lease losses to:
Net charge-offs	3.79	x	4.53	x	4.22	x	3.15	x	3.63	x
Nonaccrual and restructured loans and leases	3.54		3.51		3.14		2.99		2.71

Note: All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the third quarter of 2005 totaled $442.0 million, an increase of $29.1 million, or 7.1%, compared to $412.9 million earned during the third quarter of 2004. On a diluted per share basis, earnings for the three months ended September 30, 2005 were $.80, compared to $.74 for the same period in 2004. BB&T’s results of operations for the third quarter of 2005 produced an annualized return on average assets of 1.65% and an annualized return on average shareholders’ equity of 15.69% compared to prior year ratios of 1.69% and 15.42%, respectively.

          Consolidated net income for the first nine months of 2005 totaled $1.22 billion, an increase of 7.2% compared to $1.14 billion earned during the same period in 2004. On a diluted per share basis, earnings for the first nine months of 2005 and 2004 were $2.22 and $2.05, respectively, which represents an increase of 8.3%. Net income for the first nine months of 2005 included a one-time, non-cash adjustment related to property and equipment leases, which totaled $26.6 million after-tax, or $.05 per diluted share. BB&T’s results of operations for the first nine months ended September 30, 2005 produced an annualized return on average assets of 1.58% and an annualized return on average shareholders’ equity of 14.82% compared to prior year ratios of 1.60% and 14.53%, respectively.

BB&T Corporation          Page 38          Third Quarter 2005 10-Q

          The following table sets forth selected financial ratios for the last five calendar quarters:

ANNUALIZED
PROFITABILITY MEASURES

	2005			2004

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

Return on average assets	1.65%	1.50%	1.60%	1.68%	1.69%
Return on average shareholders' equity	15.69	14.04	14.70	15.21	15.42
Net interest margin (taxable equivalent)	3.88	3.92	3.95	3.97	4.07

Merger-Related and Restructuring Activities

          Mergers and acquisitions have played an important role in the development of BB&T’s franchise. BB&T has been an active acquirer of financial institutions, insurance agencies and other nonbank fee income producing businesses for many years. BB&T recorded certain merger-related items and restructuring costs during both 2005 and 2004. During the third quarter of 2005, BB&T recorded $1.1 million in net after-tax gains primarily associated with the sale of duplicate facilities and the finalization of severance and other personnel-related liabilities associated with recent acquisitions. During the third quarter of 2004, BB&T recorded $2.0 million in net after-tax gains primarily associated with the sale of duplicate facilities, which were partially offset by charges primarily related to the acquisitions of First Virginia and Republic. For the nine months ended September 30, 2005 and 2004, BB&T recognized $3.0 million in net after-tax gains and $4.5 million in net after-tax charges, respectively, primarily due to the same reasons that affected the respective third quarters of 2005 and 2004. The above expenses are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expense.

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

BB&T Corporation          Page 39          Third Quarter 2005 10-Q

Summary of Merger-Related and Restructuring Charges (Gains)
(Dollars in thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Severance and personnel-related items	$(21)	$(237)	$(1,419)	$7,591
Occupancy and equipment	(1,584)	(3,777)	(3,338)	(9,667)
Systems conversions and related items	--	(278)	3	524
Marketing and public relations	--	298	--	4,009
Other merger-related items	(219)	935	(31)	4,925

Total	$(1,824)	$(3,059)	$(4,785)	$7,382

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

BB&T Corporation          Page 40          Third Quarter 2005 10-Q

	First Virginia Banks, Inc

	(Dollars in thousands)

			Merger-related
	Balance		and			Balance
	January 1,	Accrued at	restructuring			September 30,
	2005	acquisition	charges (gains)	Utilized	Other, net (1)	2005

Severance and personnel-related items	$7,559	$--	$(22)	$(1,437)	$--	$6,100
Occupancy and equipment	6,146	--	(1,807)	(711)	895	4,523
Systems conversions and related items	--	--	3	(3)	--	--
Other merger-related items	87	--	(87)	(251)	251	--

Total	$13,792	$--	$(1,913)	$(2,402)	$1,146	$10,623

(1) Other, net is primarily composed of adjustments resulting from changes to original estimates of merger-related accruals.

          The remaining accruals at September 30, 2005 for First Virginia are related primarily to costs associated with severance payments to certain executive officers and costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future because they relate to specific contracts or legal obligations that expire in later years, or they relate to the disposal of duplicate facilities and equipment, which may take longer to complete.

          Activity with respect to the merger and restructuring accruals for all other mergers is presented in the accompanying table:

	All Other Mergers

	(Dollars in thousands)

			Merger-related
	Balance		and			Balance
	January 1,	Accrued at	restructuring			September 30,
	2005	acquisition	charges (gains)	Utilized	Other, net (1)	2005

Severance and personnel-related items	$7,099	$75	$(1,397)	$(705)	$333	$5,405
Occupancy and equipment	9,408	170	(1,531)	(2,015)	(302)	5,730
Systems conversions and related items	--	--	--	--	--	--
Other merger-related items	4,197	1,390	56	(2,257)	43	3,429

Total	$20,704	$1,635	$(2,872)	$(4,977)	$74	$14,564

(1) Other, net is primarily composed of adjustments resulting from changes to original estimates of merger-related accruals.

          The liabilities for severance and personnel-related costs pertain to severance liabilities that will be paid out based on such factors as expected termination dates, the provisions of employment contracts and the terms of BB&T’s severance plans. The remaining occupancy and equipment accruals relate to costs to exit certain leases and to dispose of excess facilities and equipment. Such liabilities will be utilized upon termination of the various leases and sale of duplicate property. The other merger-related liabilities relate to litigation and other similar charges.

BB&T Corporation          Page 41          Third Quarter 2005 10-Q

          Because BB&T has often had multiple merger integrations in process, and due to limited resources, has had to schedule in advance significant events in the merger conversion and integration process, BB&T’s merger process and utilization of merger accruals has typically covered an extended period of time. In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at September 30, 2005 are expected to be utilized during 2005, unless they relate to specific contracts that expire in later years.

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $919.8 million for the third quarter of 2005 compared to $875.7 million for the same period in 2004, an increase of $44.1 million, or 5.0%. For the three months ended September 30, 2005, average earning assets increased $8.5 billion, or 9.9%, compared to the same period of 2004, while average interest-bearing liabilities increased $7.0 billion, or 9.9%, and the net interest margin decreased from 4.07% in the third quarter of 2004 to 3.88% in the current quarter. The decrease in the net interest margin was caused by a combination of factors. The flattening of the yield curve in recent quarters and more intense price competition for commercial loans and deposits has resulted in an increase in funding costs that has outpaced the rise in yields on earning assets. In addition, the margin was negatively affected by the additional interest expense incurred in connection with BB&T’s stock repurchase program.

          For the nine months ended September 30, 2005, net interest income on an FTE basis was $2.7 billion compared to $2.6 billion for the same period in 2004, an increase of $123.1 million, or 4.8%. Average earning assets for the first nine months of 2005 increased $7.4 billion, or 8.7%, compared to the same period of 2004, while average interest-bearing liabilities increased $5.6 billion, or 8.0%. The net interest margin for the nine months ended September 30, 2005 was 3.92%, down from 4.06% for the first nine months of 2004. The decrease resulted largely from the same factors that affected the quarterly comparison described above.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the third quarter and first nine months of 2005 compared to the same period in 2004, and the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation          Page 42          Third Quarter 2005 10-Q

FTE Net Interest Income and Rate / Volume Analysis
For the Three Months Ended September 30, 2005 and 2004

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

	2005	2004	2005	2004	2005	2004	(Decrease)	Rate (6)	Volume (6)

	(Dollars in thousands)
Assets
Securities, at amortized cost (1):
U.S. Treasuries, U.S. government agencies and
entities and other (5)	$20,135,239	$17,609,877	4.09%	3.91%	$205,920	$172,268	$33,652	$8,245	$25,407
States and political subdivisions	687,758	806,875	6.74	6.45	11,587	13,016	(1,429)	569	(1,998)

Total securities (5)	20,822,997	18,416,752	4.18	4.02	217,507	185,284	32,223	8,814	23,409
Other earning assets (2)	795,338	569,256	3.16	2.05	6,331	2,943	3,388	1,956	1,432
Loans and leases, net
of unearned income (1)(3)(4)(5)	72,714,524	66,878,307	6.71	5.90	1,227,374	990,783	236,591	145,418	91,173

Total earning assets	94,332,859	85,864,315	6.12	5.47	1,451,212	1,179,010	272,202	156,188	116,014

Non-earning assets	12,027,682	11,265,176

Total assets	$106,360,541	$97,129,491

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$4,928,280	$4,813,519	0.45	0.22	5,634	2,618	3,016	2,951	65
Money rate savings	23,200,228	22,636,090	1.53	0.75	89,752	42,679	47,073	45,984	1,089
Other time deposits	30,819,138	25,920,707	3.19	2.09	248,103	136,493	111,610	82,297	29,313

Total interest-bearing deposits	58,947,646	53,370,316	2.31	1.36	343,489	181,790	161,699	131,232	30,467
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	7,123,027	7,029,258	3.24	1.47	58,169	25,948	32,221	31,870	351
Long-term debt	12,111,140	10,759,965	4.26	3.54	129,799	95,544	34,255	21,298	12,957

Total interest-bearing liabilities	78,181,813	71,159,539	2.70	1.70	531,457	303,282	228,175	184,400	43,775

Noninterest-bearing deposits	13,144,471	11,876,112
Other liabilities	3,857,329	3,444,972
Shareholders' equity	11,176,928	10,648,868

Total liabilities and
shareholders' equity	$106,360,541	$97,129,491

Average interest rate spread			3.42	3.77
Net interest margin			3.88%	4.07%	$919,755	$875,728	$44,027	$(28,212)	$72,239

Taxable equivalent adjustment					$20,763	$20,072

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements and other earning assets, and interest-bearing deposits with banks.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Changes in interest income and expense attributable to both changes in interest rates and changes in volumes are allocated proportionately.

BB&T Corporation          Page 43          Third Quarter 2005 10-Q

FTE Net Interest Income and Rate / Volume Analysis
For the Nine Months Ended September 30, 2005 and 2004

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

	2005	2004	2005	2004	2005	2004	(Decrease)	Rate (6)	Volume (6)

	(Dollars in thousands)
Assets
Securities, at amortized cost (1):
U.S. Treasuries, U.S. government agencies and
entities and other (5)	$19,643,410	$17,153,022	4.03%	3.96%	$594,457	$509,297	$85,160	$9,131	$76,029
States and political subdivisions	709,043	843,032	6.71	6.50	35,657	41,102	(5,445)	1,250	(6,695)

Total securities (5)	20,352,453	17,996,054	4.13	4.08	630,114	550,399	79,715	10,381	69,334
Other earning assets (2)	691,686	606,932	2.98	1.65	15,400	7,519	7,881	6,709	1,172
Loans and leases, net
of unearned income (1)(3)(4)(5)	70,574,602	65,658,447	6.48	5.82	3,422,568	2,862,202	560,366	336,507	223,859

Total earning assets	91,618,741	84,261,433	5.93	5.42	4,068,082	3,420,120	647,962	353,597	294,365

Non-earning assets	11,903,874	11,253,898

Total assets	$103,522,615	$95,515,331

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Savings and interest-checking	$4,916,281	$4,807,832	0.38	0.21	13,842	7,562	6,280	6,106	174
Money rate savings	23,113,376	21,559,799	1.30	0.67	225,335	108,113	117,222	108,908	8,314
Other time deposits	28,718,342	26,468,662	2.91	2.05	624,894	405,581	219,313	182,347	36,966

Total interest-bearing deposits	56,747,999	52,836,293	2.04	1.32	864,071	521,256	342,815	297,361	45,454
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	7,475,829	6,770,711	2.85	1.21	159,181	61,311	97,870	90,865	7,005
Long-term debt	11,703,066	10,683,588	4.09	3.43	358,233	274,092	84,141	56,293	27,848

Total interest-bearing liabilities	75,926,894	70,290,592	2.43	1.63	1,381,485	856,659	524,826	444,519	80,307

Noninterest-bearing deposits	12,721,383	11,429,899
Other liabilities	3,829,448	3,302,425
Shareholders' equity	11,044,890	10,492,415

Total liabilities and
shareholders' equity	$103,522,615	$95,515,331

Average interest rate spread			3.50	3.79
Net interest margin			3.92%	4.06%	$2,686,597	$2,563,461	$123,136	(90,922)	214,058

Taxable equivalent adjustment					$61,457	$61,279

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements and other earning assets, and interest-bearing deposits with banks.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Changes in interest income and expense attributable to both changes in interest rates and changes in volumes are allocated proportionately.

BB&T Corporation          Page 44          Third Quarter 2005 10-Q

Provision for Credit Losses

          The provision for credit losses totaled $57.5 million for the third quarter of 2005, a slight increase compared to $57.2 million for the third quarter of 2004. For the first nine months of 2005, the provision for credit losses totaled $147.9 million, down $36.2 million from $184.1 million for the same period in 2004. The decrease in the provision for credit losses for the first nine months of 2005 compared to same period for 2004 was primarily due to improving asset quality trends in BB&T’s loan portfolio as discussed in the “Asset Quality” section herein.

Noninterest Income

          Noninterest income as a percentage of total revenues has increased in recent years due to BB&T’s emphasis on growing and expanding its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended September 30, 2005 totaled $605.1 million compared to $532.8 million for the same period in 2004, an increase of $72.3 million, or 13.6%. The growth in noninterest income occurred in all of BB&T’s noninterest income sources and was led by higher revenues from BB&T’s insurance operations, mortgage banking operations, investment banking and brokerage fees and commissions, trust services, service charges on deposit accounts as well as other nondeposit fees and commissions. For the nine months ended September 30, 2005, noninterest income totaled $1.7 billion, an increase of $135.6 million, or 8.6%, compared to the same period in 2004. The growth for the nine month period ended September 30, 2005 occurred in all of BB&T’s noninterest income generating businesses with the exception of mortgage banking operations. The overall growth in noninterest income also reflects the impact of acquisitions.

          Service charges on deposits totaled $141.1 million for the third quarter of 2005, up $5.6 million, or 4.1%, compared to the third quarter of 2004. For the first nine months of 2005, service charges on deposits totaled $401.0 million, an increase of $11.3 million, or 2.9%, compared to the same period in 2004. The increases in both the quarter and nine month periods were primarily attributable to higher revenues from overdraft items, including changes in pricing and fee structure, and a decrease in fee waivers, which were partially offset by a decline in fees from commercial accounts due to higher earnings credits and a decline in monthly account service fees on personal checking products.

          Trust income totaled $36.6 million for the current quarter, an increase of $7.7 million, or 26.6%, compared to the same period a year ago. For the first nine months of 2005, trust income totaled $103.7 million, an increase of $13.3 million, or 14.7%, compared to the same period in 2004. Trust revenues are based on the types of services provided as well as the overall market value of assets managed, which is affected by stock market conditions. The increases in trust income were primarily due to higher asset management fees as a result of the acquisition of a majority stake in Sterling Capital Management LLC (“Sterling”), on April 1, 2005. As a result, total trust assets under management, including custodial accounts, increased from $26.7 billion at September 30, 2004 to $31.3 billion at September 30, 2005. The increase in assets under management, which resulted principally from the Sterling acquisition, was partially offset by a discontinuation of custodial responsibilities for approximately $4.5 billion of the assets of certain BB&T proprietary funds. The change in custodial responsibilities resulted in greater efficiencies for the shareholders of the BB&T Funds.

BB&T Corporation          Page 45          Third Quarter 2005 10-Q

          Investment banking and brokerage fees and commissions totaled $70.0 million during the third quarter of 2005, an increase of $10.2 million, or 17.1%, compared to the third quarter of 2004. For the first nine months of 2005, investment banking and brokerage fees and commissions totaled $220.0 million, an increase of $19.9 million, or 10.0%, compared to the same period in 2004. The increases in this category of revenue for the third quarter and first nine months of 2005 resulted primarily from growth in revenues in investment banking services and commissions on retail accounts at Scott & Stringfellow, BB&T’s wholly owned investment banking and brokerage subsidiary.

          Insurance commissions, which have become BB&T’s largest source of noninterest income, totaled $182.9 million for the third quarter of 2005, an increase of $19.6 million, or 12.0%, compared to the same three-month period of 2004. For the first nine months of 2005, insurance commissions totaled $516.8 million, up $65.0 million, or 14.4%, compared to the same period last year. The increase in insurance revenues was primarily caused by the expansion of BB&T’s insurance agency network through the acquisition of several insurance companies during the last quarter of 2004 and first nine months of 2005 as well as internal growth.

          Income from mortgage banking activities includes gains and losses from the sale of mortgage loans, revenue from servicing mortgage loans, valuation adjustments for mortgage servicing rights, mortgage servicing rights-related derivative gains/losses and amortization related to mortgage servicing rights. Mortgage banking income totaled $35.8 million in the third quarter of 2005, up $13.8 million, or 62.5%, compared to $22.1 million earned in the third quarter of 2004. The increase in net mortgage banking income was largely the result of fluctuations in the valuation allowance for mortgage servicing rights, which is primarily a function of interest rate volatility. During the third quarter of 2005, the rate on the 10-Year Treasury Note, which is a key rate used for pricing mortgage loans, increased 41 basis points compared to a decline of 46 basis points in the prior year’s third quarter. BB&T enters into a variety of derivative financial instruments to mitigate the risk associated with the valuation of mortgage servicing rights. As a result, the mortgage servicing rights recapture recorded in the current quarter and the impairment recorded in the third quarter of 2004 were largely offset by mortgage servicing rights-related derivative losses and gains, respectively. In addition, mortgage banking income during the current quarter was positively affected by increased revenues from residential mortgage production revenues and residential mortgage servicing fees, which increased compared to the third quarter last year. The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the third quarters of 2005 and 2004:

BB&T Corporation          Page 46          Third Quarter 2005 10-Q

Mortgage Banking Income and Related Statistical Information
As of / For the Three Months Ended September 30,

Mortgage Banking Income	2005	2004	% Change

	(Dollars in thousands)
Residential mortgage production revenues	$18,718	$16,689	12.2%
Residential mortgage servicing revenues	24,457	23,039	6.2
Commercial mortgage banking revenues	5,656	6,892	(17.9)
Amortization of mortgage servicing rights	(24,025)	(19,519)	23.1
Mortgage servicing rights valuation recapture (impairment)	66,666	(40,185)	NM
Mortgage servicing rights derivative (losses) gains	(55,632)	35,145	NM

Net	11,034	(5,040)	NM

Total mortgage banking income	$35,840	$22,061	62.5

Mortgage Banking Statistical Information	2005	2004	% Change

	(Dollars in millions)

Residential mortgage originations	$3,130	$2,126	47.2%
Residential mortgage loans serviced for others	26,547	25,707	3.3
Residential mortgage loan sales	1,444	1,281	12.7
10 Year Treasury Note Rate at period end	4.33%	4.12%
Change in 10 Year Treasury Note Rate during period	.41	(.46)
Commercial mortgage originations	$387	$413	(6.3	) %
Commercial mortgage loans serviced for others	7,095	6,449	10.0

NM - not meaningful

          For the first nine months of 2005, mortgage banking income totaled $78.4 million, down $4.7 million, or 5.7%, compared to $83.1 million earned during the same period of 2004. The decrease in net mortgage banking income was primarily caused by fluctuations in the valuation allowance for mortgage servicing rights. The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the nine-month periods ended September 30, 2005 and 2004, respectively:

BB&T Corporation          Page 47          Third Quarter 2005 10-Q

Mortgage Banking Income and Related Statistical Information
As of / For the Nine Months Ended September 30,

Mortgage Banking Income	2005	2004	% Change

	(Dollars in thousands)

Residential mortgage production revenues	$47,334	$48,005	(1.4	) %
Residential mortgage servicing revenues	71,470	68,559	4.2
Commercial mortgage banking revenues	14,546	13,504	7.7
Amortization of mortgage servicing rights	(67,764)	(68,071)	(.5)
Mortgage servicing rights valuation recapture	56,584	8,092	NM
Mortgage servicing rights derivative (losses) gains	(43,770)	13,047	NM

Net	12,814	21,139	NM

Total mortgage banking income	$78,400	$83,136	(5.7)

Mortgage Banking Statistical Information	2005	2004	% Change

	(Dollars in millions)

Residential mortgage originations	$8,078	$7,591	6.4%
Residential mortgage loan sales	3,791	4,156	(8.8)
10 Year Treasury Note Rate at period end	4.33%	4.12%
Change in 10 Year Treasury Note Rate during period	.11	(.13)
Commercial mortgage originations	$986	$961	2.6

NM - not meaningful

          Other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $97.2 million for the third quarter of 2005, an increase of $14.4 million, or 17.4%, compared to the third quarter of 2004. For the nine months ended September 30, 2005, other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $269.1 million, an increase of $35.3 million, or 15.1%, compared to the same period in 2004. The principal drivers of the third quarter increase were check card and debit card interchange fees, bankcard income and official check outsourcing fees, which increased $7.0 million, $2.6 million and $2.4 million, respectively, compared to the same period in 2004. The 15.1% increase in other nondeposit fees and commissions, including bankcard fees and merchant discounts, for the first nine months of 2005 was also primarily driven by check card interchange fees, bankcard income and official check outsourcing fees, which increased $18.7 million, $7.6 million and $6.3 million, respectively, compared to the same period in 2004.

          Other income totaled $41.3 million for the third quarter of 2005, an increase of $7.5 million, or 22.1%, compared with the third quarter of 2004. The principal drivers of the increase were higher income from life insurance contracts and investments in limited partnerships, and an increase in gains on trading securities, which were $2.4 million, $2.0 million, and $2.3 million higher, respectively, than the third quarter of 2004. For the nine months ended September 30, 2005, other income totaled $117.4 million, a slight increase compared with the same period last year. Results for the first nine months of 2004 include a fair value adjustment related to miscellaneous investments made by a small business investment company resulting in a gain of $12.7 million, while no similar gain was recorded in 2005. This decrease was partially offset by higher income from investments in limited partnerships, gains from sales of retail loans, and trading gains at Scott & Stringfellow, which were $4.8 million, $3.5 million and $4.1 million higher, respectively, than the first nine months of 2004.

BB&T Corporation          Page 48          Third Quarter 2005 10-Q

Noninterest Expense

          Noninterest expenses totaled $786.5 million for the third quarter of 2005 compared to $710.4 million for the same period a year ago, an increase of $76.1 million, or 10.7%. For the first nine months of 2005, noninterest expenses totaled $2.3 billion, an increase of $163.4 million, or 7.5%, over the same period a year ago. The increase in noninterest expenses for the nine month period ended September 30, 2005 compared to the same period of 2004 was partially due to a $44.0 million pre-tax one-time, non-cash adjustment that was recorded in the second quarter of 2005 to account for escalating lease payments and the amortization of leasehold improvements. Noninterest expenses for the third quarter and first nine months of 2005 also include $1.8 million and $4.8 million, respectively, in net pre-tax merger-related gains. Noninterest expenses for the third quarter and first nine months of 2004 include $3.1 million in net pre-tax merger-related gains and $7.4 million in net pre-tax merger-related and restructuring expenses, respectively, principally associated with the acquisitions of First Virginia and Republic.

          Personnel expense, the largest component of noninterest expense, was $451.3 million for the current quarter compared to $405.0 million for the same period in 2004, an increase of $46.3 million, or 11.4%. This increase was attributable to higher incentive compensation expenses and salaries and wages, which increased $23.9 million and $23.0 million, respectively, compared to the third quarter last year. Incentive compensation increased primarily as a result of growth in BB&T’s insurance, investment banking and mortgage revenues. Salaries and wages increased as a result of the higher number of full-time equivalent employees in the current quarter compared to last year due to the acquisitions of several insurance and nonbank financial services companies since the end of the third quarter of 2004. For the nine months ended September 30, 2005, personnel expense totaled $1.3 billion, up $68.8 million, or 5.5%, compared to 2004. The increase resulted primarily from the same factors that produced the quarterly increase, including incentive compensation expenses and additional salaries and wages, which increased $45.2 million and $54.1 million, respectively. These increases were partially offset by an $11.1 million reduction in retiree benefit expenses, which resulted from an amendment to the postretirement benefit plan in the fourth quarter of 2004, and a $6.2 million decrease in health care and other benefit expenses.

          Occupancy and equipment expense for the three months ended September 30, 2005, totaled $105.7 million compared to $104.5 million for the third quarter of 2004, representing an increase of $1.2 million, or 1.1%. For the first nine months of 2005, occupancy and equipment expense totaled $359.5 million, up $51.4 million, or 16.7%, compared to 2004. The increase for the nine month period ended September 30, 2005 compared to the same period of 2004 was primarily related to the one-time lease adjustment noted above.

BB&T Corporation          Page 49          Third Quarter 2005 10-Q

          The amortization of intangible assets totaled $26.5 million for the current quarter, an increase of $2.2 million, or 9.3% compared to $24.3 million incurred in the third quarter of 2004. For the nine months ended September 30, 2005, amortization of intangible assets totaled $83.3 million, an increase of $6.2 million compared to the same period last year. See Note 2 to the Consolidated Financial Statements herein for a summary of completed mergers and acquisitions.

          Other noninterest expenses, including professional services, totaled $204.8 million for the current quarter, an increase of $25.1 million, or 14.0%, compared to the same period of 2004. The principal drivers of the increase were advertising and marketing expenses, professional services expenses and loan and lease expenses, which increased $11.2 million, $5.1 million, and $4.8 million, respectively, compared to the third quarter of 2004. For the nine months ended September 30, 2005, other noninterest expenses, including professional services, totaled $593.4 million, an increase of $49.1 million, or 9.0%, compared to the same period in 2004. The principal reasons for the increase were similar to the factors that affected the quarterly growth, with increases for advertising and marketing expenses, professional services expenses and loan and lease expenses, of $19.2 million, $5.2 million, and $10.5 million, respectively, compared to the first nine months of 2004. In addition, data processing expenses for the nine month period ended September 30, 2005 increased $6.3 million, compared to the same period of 2004.

          The effective management of operating costs is a key contributor to BB&T’s financial success, especially as BB&T becomes a larger and more diverse company. In 2004, management announced plans to implement cost savings and revenue enhancement initiatives with a goal to produce $175 million in combined annual cost savings and revenue enhancements. Implementation of the initiatives began in the fourth quarter of 2004, and management projected that approximately $60 million of the goal would be realized in 2005 and anticipated that substantially all of the initiatives would be implemented by the fourth quarter of 2006. During the first nine months of 2005, management estimates that approximately $60 million was realized pursuant to this effort, primarily derived from cost savings. The savings realized from this initiative for the first nine months of 2005 have met management’s initial projections for the full year due to the efficient and aggressive implementation of various components of the overall project.

Provision for Income Taxes

          The provision for income taxes totaled $218.2 million for the third quarter of 2005, an increase of $10.1 million compared to the same period of 2004, primarily due to higher pretax income in the current quarter compared to the third quarter last year. BB&T’s effective income tax rates for the third quarters of 2005 and 2004 were 33.0% and 33.5%, respectively. The effective tax rate for the third quarter of 2005 was reduced by the recognition of certain state tax benefits, but is expected to rise gradually in the future. For the nine months ended September 30, 2005, the provision for income taxes totaled $611.2 million, an increase of $48.6 million, or 8.6%, compared to the same period of 2004. The increased provision for income taxes for the first nine months of 2005 compared to 2004 was primarily the result of higher pretax income. BB&T’s effective income tax rates were 33.3% for the nine months ended September 30, 2005 compared to 33.0% for the nine months ended September 30, 2004.

          BB&T has extended credit to, and invested in, the obligations of states and municipalities and their agencies. The income generated from these investments, together with certain other transactions that have favorable tax treatment, have reduced BB&T’s overall effective tax rate from the statutory rate in 2005 and 2004.

BB&T Corporation          Page 50          Third Quarter 2005 10-Q

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

          In the normal course of business, BB&T is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2003, the IRS concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. Following their examination, the IRS issued a Revenue Agent Report assessing taxes and interest in the amount of $59.3 million related to BB&T’s income tax treatment of certain leveraged lease transactions which were entered into during the years under examination. The assessment, which was paid by BB&T during 2003, did not significantly affect BB&T’s consolidated results of operations in 2003 as it related primarily to differences in the timing of income recognition and deductions for income tax purposes for which deferred taxes had been previously provided. Management continues to believe that BB&T’s treatment of these leveraged leases was appropriate and in compliance with the tax law and regulations applicable for the years examined. BB&T filed a refund request for the taxes and interest related to this matter, which was denied by the IRS during the second quarter of 2004. Early in the fourth quarter of 2004, BB&T filed a lawsuit in the United States District Court for the Middle District of North Carolina to pursue a refund of $3.3 million in taxes plus interest assessed by the IRS related to a leveraged lease transaction entered into during 1997. While management expects that this litigation will not be resolved for eighteen to twenty-four months, management believes that there will be no material impact on the results of operations or the financial condition of BB&T, regardless of the outcome of the litigation. Management continues to evaluate its alternatives with regard to the remaining amounts paid, which are related to BB&T’s tax treatment of leveraged lease transactions for the year ended December 31, 1998.

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

BB&T Corporation          Page 51          Third Quarter 2005 10-Q

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

BB&T Corporation          Page 52          Third Quarter 2005 10-Q

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

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical

			Percentage Change in
Linear	Prime Rate		Net Interest Income

Change in	September 30,		September 30,

Prime Rate	2005	2004	2005	2004

3.00%	9.75%	7.75%	1.24%	1.79%
1.50	8.25	6.25	0.83	1.30
No Change	6.75	4.75	--	--
(1.50)	5.25	3.25	(1.37)	(1.93)
(1.75)	NA	3.00	NA	(2.35)
(3.00)	3.75	NA	(2.13)	NA

NA	=

BB&T's model typically calculates interest rate scenarios for both an increase and decrease of 1.50% and 3.00% change in rates. However, during 2004 a decrease of 3.00% in rates would have resulted in a negative federal funds rate and therefore an alternative scenario was modeled.

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

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On September 30, 2005, BB&T had derivative financial instruments outstanding with notional amounts totaling $26.1 billion. The estimated net fair value of open contracts was a $1.9 million liability at September 30, 2005. This compares to $20.5 billion in notional derivatives with a fair value of $73.3 million at December 31, 2004. The majority of the increase in notional amount was related to swaptions that are used to manage risk related to residential mortgage servicing rights valuations.

BB&T Corporation          Page 53          Third Quarter 2005 10-Q

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with derivatives dealers that are national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative contracts at September 30, 2005 was not material.

BB&T Corporation          Page 54          Third Quarter 2005 10-Q

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at September 30, 2005 and December 31, 2004:

Derivative Classifications and Hedging Relationships
(Dollars in thousands)

	September 30, 2005

	Notional	Fair Value

	Amount	Gain	Loss

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,550,000	$11	$(24,699)
Hedging certificates of deposit and short-term borrowed funds	2,250,000	1,343	--
Hedging medium term bank notes	2,000,000	22,714	--
Derivatives Designated as Fair Value Hedges:
Hedging business loans	3,392	--	(26)
Hedging long-term debt	3,400,000	41,751	(30,546)
Derivatives not designated as hedges	15,927,775	34,241	(46,658)

Total	$26,131,167	$100,060	$(101,929)

	December 31, 2004

	Notional	Fair Value

	Amount	Gain	Loss

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,750,000	$4,170	$(9,463)
Hedging certificates of deposit and short-term borrowed funds	3,750,000	6,131	(3,147)
Hedging medium term bank notes	500,000	--	(1,070)
Derivatives Designated as Fair Value Hedges:
Hedging business loans	4,217	--	(118)
Hedging long-term debt	3,000,000	72,543	(9,790)
Derivatives not designated as hedges	10,505,282	45,107	(31,038)

Total	$20,509,499	$127,951	$(54,626)

BB&T Corporation          Page 55          Third Quarter 2005 10-Q

Derivative Financial Instruments

	September 30, 2005		December 31, 2004

		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)

Receive fixed swaps	$5,909,632	$(11,530)	$6,513,601	$67,170
Pay fixed swaps	3,229,659	14,962	2,277,818	(11,900)
Forward starting receive fixed swaps	--	--	200,000	(908)
Forward starting pay fixed swaps	750,000	7,720	1,500,000	3,519
Caps, floors and collars	2,422,172	(592)	1,421,112	435
Foreign exchange contracts	267,063	129	306,747	549
Futures contracts	4,100	3	--	--
Interest rate lock commitments	612,391	(1,858)	507,121	2,134
Forward commitments	1,133,150	3,130	898,100	(1,657)
Volatility Positions and Swaptions	6,654,000	(1,105)	1,750,000	2,030
When-issued securities	2,725,000	(17,757)	3,740,000	7,060
Options on contracts purchased	2,409,000	5,147	1,260,000	4,981
Options on contracts sold	15,000	(118)	135,000	(88)

Total	$26,131,167	$(1,869)	$20,509,499	$73,325

          BB&T’s receive fixed swaps had weighted average receive rates of 4.48% and 4.61% and weighted average pay rates of 3.72% and 2.63% at September 30, 2005 and December 31, 2004, respectively. In addition, BB&T’s pay fixed swaps had weighted average receive rates of 3.73% and 2.40% and weighted average pay rates of 3.50% and 3.37%, at September 30, 2005 and December 31, 2004, respectively.

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

BB&T Corporation          Page 56          Third Quarter 2005 10-Q

          Total shareholders’ equity was $11.2 billion at September 30, 2005, compared to $10.9 billion at December 31, 2004, an increase of 3.0%. BB&T’s book value per common share at September 30, 2005 was $20.43, compared to $19.76 at December 31, 2004. BB&T’s tangible shareholders’ equity was $6.5 billion at September 30, 2005, an increase of $218.1 million, or 3.5% compared to $6.2 billion at December 31, 2004. BB&T’s tangible book value per common share at September 30, 2005 was $11.78, compared to $11.33 at December 31, 2004.

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

CAPITAL RATIOS

	2005			2004

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

Risk-based capital ratios:
Tier 1 capital	9.5%	8.7%	9.2%	9.2%	9.3%
Total capital	14.9	14.2	14.3	14.5	14.0
Tier 1 leverage ratio	7.3	6.7	7.0	7.1	7.1

          BB&T’s Tier 1 leverage and Tier 1 capital ratios increased to 7.3% and 9.5%, respectively, at September 30, 2005 compared to 6.7% and 8.7%, respectively, at June 30, 2005. The increase in these ratios was primarily the result of the issuance of $500 million of securities qualifying as Tier 1 capital issued in August 2005. BB&T manages its capital with a long-term goal of maintaining the Tier 1 leverage ratio in the range of 7.0% to 8.0%.

BB&T Corporation          Page 57          Third Quarter 2005 10-Q

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

          BB&T did not make any share repurchases in the third quarter of 2005, except for certain shares exchanged or surrendered in connection with the exercise of options under BB&T’s stock option plans. However, early in the fourth quarter of 2005, BB&T executed an accelerated share repurchase program to facilitate the repurchase of six million shares of BB&T common stock. After considering this transaction, BB&T will have 23.9 million shares remaining under the current authorization. The following table presents the common stock repurchases made by BB&T during the third quarter of 2005:

Share Repurchase Activity

	2005

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

July 1-31	12,847	$41.42	--	29,946,900
August 1-31	--	--	--	29,946,900
September 1-30	5,753	40.21	--	29,946,900

Total	18,600	$41.05	--	29,946,900

(1)	Repurchases include shares exchanged or surrendered in connection with the exercise of stock options under BB&T's stock option plans.
(2)	Excludes commissions.

Back to Index

BB&T Corporation          Page 58          Third Quarter 2005 10-Q

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

BB&T Corporation          Page 59          Third Quarter 2005 10-Q

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

Back to Index

BB&T Corporation          Page 60          Third Quarter 2005 10-Q

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date: November 4, 2005	By: /s/ Christopher L. Henson
Christopher L. Henson, Senior Executive Vice
President and Chief Financial Officer

Date: November 4, 2005	By: /s/ Edward D. Vest
Edward D. Vest, Executive Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation          Page 61          Third Quarter 2005 10-Q

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

Back to Index

BB&T Corporation          Page 62          Third Quarter 2005 10-Q