Form 10-K
period 2005-12-31
BB&T CORP
filed 2006-03-10
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☑    NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES ☐    NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☑    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☑

At February 28, 2006, the Corporation had 535,418,674 shares of its Common Stock, $5 par value, outstanding. The aggregate market value of voting stock held by nonaffiliates of the Corporation is approximately $21.6 billion (based on the closing price of such stock as of June 30, 2005.)

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 25, 2006, are incorporated by reference in Part III of this report.

CROSS REFERENCE INDEX

			Page
PART I	Item 1	Business	4

	Item 1A	Risk Factors	4

	Item 1B	Unresolved Staff Comments None.

	Item 2	Properties	19

	Item 3	Legal Proceedings	110

	Item 4	Submission of Matters to a Vote of Security Holders None.

PART II	Item 5	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	58

	Item 6	Selected Financial Data	64

	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	50

	Item 8	Financial Statements and Supplementary Data

		Consolidated Balance Sheets at December 31, 2005 and 2004	69

		Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2005	70

		Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2005	71

		Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005	72

		Notes to Consolidated Financial Statements	73

		Report of Independent Registered Public Accounting Firm	67

		Quarterly Financial Summary for 2005 and 2004	63

	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. None.

	Item 9A	Controls and Procedures	66

	Item 9B	Other Information None.

PART III	Item 10	Directors and Executive Officers of the Registrant	*, 19

	Item 11	Executive Compensation	*

	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	*

	Item 13	Certain Relationships and Related Transactions	*

	Item 14	Principal Accounting Fees and Services	*

PART IV	Item 15	Exhibits, Financial Statement Schedules

	(a)	Financial Statements—See Listing in Item 8 above.

	(b)	Exhibits

	(c)	Financial Statement Schedules—None required.

*	The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Proposal 3-Election of Directors”, “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation of Executive Officers”, “Compensation Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, “Performance Graph” and “Compensation of Directors” in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Security Ownership” and “Compensation of Executive Officers” in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Compensation Committee Interlocks and Insider Participation” and “Transactions with Executive Officers and Directors” in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings “Fees to Auditors” and “Corporate Governance Matters-Audit Committee Pre-Approval Policy” in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders.

OVERVIEW AND DESCRIPTION OF BUSINESS

General

BB&T Corporation (“BB&T”, “the Company” or “the Corporation”), is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its commercial bank subsidiaries, which have offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Indiana and Washington, D.C. Substantially all of the loans by BB&T’s bank and nonbank subsidiaries are to businesses and individuals in these market areas. BB&T’s principal bank subsidiaries are Branch Banking and Trust Company (“Branch Bank”), Branch Banking and Trust Company of South Carolina (“Branch Bank-SC”), Branch Banking and Trust Company of Virginia (“Branch Bank-VA”), and BB&T Bankcard Corporation. BB&T’s principal assets are all of the issued and outstanding shares of common stock of its subsidiary banks and its nonbank subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements with respect to the financial condition, results of operations and businesses of BB&T. These forward-looking statements involve certain risks and uncertainties and are based on the beliefs and assumptions of the management of BB&T and the information available to management at the time that these disclosures were prepared. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following:

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

Risk Factors Relating to BB&T’s Business

Changes in national and local economic conditions could lead to higher loan charge-offs and reduce BB&T’s net income and growth.

BB&T’s business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have materially adverse impact for the Company’s operations and financial condition even if other favorable events occur. BB&T’s banking operations are locally oriented and community-based. Accordingly, the Company expects to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets it serves. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities BB&T serves. Weakness in BB&T’s market area could depress the Company’s earnings and consequently the financial condition of the Company because:

•	customers may not want or need BB&T’s products or services;

•	borrowers may not be able to repay their loans;

•	the value of the collateral securing loans to borrowers may decline; and

•	the quality of BB&T’s loan portfolio may decline.

Any of the latter three scenarios could require the Company to charge-off a higher percentage of loans and/or increase provisions for credit losses, which would reduce the Company’s net income. For an analysis of the Company’s recent charge-off experience, please refer to the “Asset Quality and Credit Risk Management” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Changes in interest rates may have an adverse effect on BB&T’s profitability.

BB&T’s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads, meaning the difference between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect BB&T’s earnings and financial condition. The Company cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. The Company has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on BB&T’s profitability. For example, high interest rates could adversely affect BB&T’s mortgage banking business because higher interest rates could cause customers to request fewer mortgage refinancings and purchase money mortgage originations.

BB&T’s accounting policies and methods are key to how the Company reports its financial condition and results of operations. Application of these policies and methods may require management to make estimates about matters that are uncertain.

BB&T’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report its financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in the Company reporting materially different amounts than would have been reported under a different alternative. Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” describes the Company’s significant accounting policies. These accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions. For additional information regarding the more critical accounting policies, please refer to the “Critical Accounting Policies” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Changes in accounting standards could materially impact BB&T’s financial statements.

From time to time the Financial Accounting Standards Board “FASB” changes the financial accounting and reporting standards that govern the preparation of BB&T’s financial statements. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings.

BB&T may not be able to successfully integrate bank or nonbank mergers and acquisitions.

Difficulties may arise in the integration of the business and operations of bank holding companies, banks and other non-bank entities the Company acquires and, as a result, the Company may not be able to achieve the cost savings and synergies that it expects will result from such transactions. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the acquired or merged entity’s businesses with BB&T or one of BB&T’s subsidiaries, the conversion of core operating systems, data systems and products and the standardization of business practices. Complications or difficulties in the conversion of the core operating systems, data systems and products may result in the loss of customers, damage to BB&T’s reputation within the financial services industry, operational problems, one-time costs currently not anticipated or reduced cost savings resulting from such mergers or acquisitions. Annual cost savings in each such transaction may be materially less than anticipated if the holding company, bank merger or nonbank merger or acquisition is delayed unexpectedly, the integration of operations is delayed beyond what is anticipated or the conversion to a single data system is not accomplished on a timely basis.

Difficulty in integrating an acquired company may cause the Company not to realize expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of BB&T’s businesses or the businesses of the acquired company, or otherwise adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

BB&T may not receive the regulatory approvals required to complete a bank merger.

BB&T must generally receive federal regulatory approval before it can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition and future prospects including current and projected capital ratios and levels, the competence, experience and integrity of management and record of compliance with laws and regulations, the convenience and needs of the communities to be served, including the acquiring institution’s record of compliance under the Community Reinvestment Act and the effectiveness of the acquiring institution in combating money laundering activities. In addition, BB&T cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. In specific cases the Company may be required to sell banks or branches, or take other actions as a condition to receiving regulatory approval.

BB&T may experience significant competition in its market area, which may reduce the Company’s customer base.

There is intense competition among commercial banks in BB&T’s market area. In addition, BB&T competes with other providers of financial services, such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full-service brokerage firms and discount brokerage firms, some of which are subject to less extensive regulations than BB&T is with respect to the products and services they provide. Some of BB&T’s larger competitors, including certain national banks that have a significant presence in the Company’s market area, have greater resources than BB&T, may have higher lending limits and may offer products and services not offered by BB&T.

We also experience competition from a variety of institutions outside of the Company’s market area. Some of these institutions conduct business primarily over the Internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer.

Changes in banking laws could have a material adverse effect on BB&T.

BB&T is extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In addition, the Company is subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. BB&T cannot predict whether any of these changes may adversely and materially affect the Company. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on BB&T’s activities that could have a material adverse effect on the Company’s business and profitability. For a further discussion regarding other uncertainties arising from how the Company is regulated and supervised, please refer to the “Regulatory Considerations” section herein.

BB&T’s business could suffer if it fails to attract and retain skilled people.

BB&T’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities the Company engages is intense. The Company may not be able to hire the best people or retain them.

BB&T’s stock price can be volatile.

BB&T’s stock price can fluctuate widely in response to a variety of factors including:

•	actual or anticipated variations in quarterly operating results;

•	recommendations by securities analysts;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or the Company’s competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	operating and stock price performance of other companies that investors deem comparable to BB&T;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	changes in government regulations; and

•	geopolitical conditions such as acts or threats of terrorism or military conflicts.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, credit loss trends or currency fluctuations could also cause BB&T’s stock price to decrease regardless of the Company’s operating results.

Operating Subsidiaries

At December 31, 2005, the principal operating subsidiaries of BB&T included the following:

•	Branch Banking and Trust Company, Winston-Salem, North Carolina

•	Branch Banking and Trust Company of South Carolina, Greenville, South Carolina

•	Branch Banking and Trust Company of Virginia, Richmond, Virginia

•	BB&T Bankcard Corporation, Columbus, Georgia

•	Scott & Stringfellow, Inc., Richmond, Virginia

•	Regional Acceptance Corporation, Greenville, North Carolina

•	Sheffield Financial LLC, Clemmons, North Carolina

•	MidAmerica Gift Certificate Company, Louisville, Kentucky

•	BB&T Asset Management, Inc., Raleigh, North Carolina

Branch Bank, BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Branch Bank provides a wide range of banking and trust services for retail and commercial clients in its geographic markets, including small and mid-size businesses, public agencies, local governments and individuals through 901 offices (as of December 31, 2005) located in North Carolina, Maryland, Georgia, Kentucky, Florida, West Virginia, Tennessee, Washington D.C., Alabama and Indiana. Branch Bank’s principal operating subsidiaries include:

•	BB&T Leasing Corporation, based in Charlotte, North Carolina, which provides lease financing to commercial and small businesses;

•	BB&T Investment Services, Inc., a registered broker-dealer located in Charlotte, North Carolina, which offers clients non-deposit investment alternatives, including discount brokerage services, equities, fixed-rate and variable-rate annuities, mutual funds and government and municipal bonds;

•	BB&T Insurance Services, Inc., headquartered in Raleigh, North Carolina, which offers property and casualty, life, health, employee benefits, commercial general liability, surety, title and other insurance products through its agency network;

•	Stanley, Hunt, DuPree & Rhine, Inc., with dual headquarters in Greensboro, North Carolina and Greenville, South Carolina, which offers flexible benefit plans, and investment advisory, actuarial and benefit consulting services;

•	Prime Rate Premium Finance Corporation, Inc., located in Florence, South Carolina, which provides insurance premium financing primarily to clients in BB&T’s geographic markets;

•	Laureate Capital, LLC, located in Charlotte, North Carolina, which specializes in arranging and servicing commercial mortgage loans;

•	Lendmark Financial Services, Inc., located in Conyers, Georgia, which offers alternative consumer and mortgage loans to clients unable to meet BB&T’s normal credit and mortgage loan underwriting guidelines;

•	CRC Insurance Services, Inc., based in Birmingham, Alabama, which is a wholesale insurance broker authorized to do business nationwide; and

•	McGriff, Seibels & Williams, Inc., based in Birmingham, Alabama, which is authorized to do business nationwide and specializes in providing insurance products on an agency basis to large commercial and energy clients, including many Fortune 500 companies.

Branch Bank-SC, Branch Bank-VA and BB&T Bankcard Corporation

Branch Bank-SC provides a wide range of banking and trust services to retail and commercial clients, including small and mid-size businesses, public agencies, local governments and individuals through 99 banking offices (as of December 31, 2005) located in the State of South Carolina. Branch Bank-VA offers a full range of commercial and retail banking services through 404 banking offices (as of December 31, 2005) located in the Commonwealth of Virginia. BB&T Bankcard Corporation is a special purpose credit card bank.

Major Nonbank Subsidiaries

BB&T also has a number of nonbank subsidiaries, including:

•	Scott & Stringfellow, Inc., which is a registered investment banking and full-service brokerage firm that provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance and equity research; and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. It also has a public finance department that provides investment banking, financial advisory services and debt underwriting services to a variety of regional taxable and tax-exempt issuers. Scott & Stringfellow’s investment banking and corporate and public finance areas do business as BB&T Capital Markets;

•	Regional Acceptance Corporation, which specializes in indirect financing for consumer purchases of primarily mid-model and late-model used automobiles;

•	Sheffield Financial LLC, which specializes in loans to individuals and small commercial lawn care businesses across the country for the purchase of outdoor power equipment and power sport equipment;

•	MidAmerica Gift Certificate Company, which specializes in the issuance and sale of retail gift certificates and giftcards through a nationwide network of authorized mall agents; and

•	BB&T Asset Management, Inc., which is an independent Registered Investment Advisor and the advisor to the BB&T Funds, provides tailored investment management solutions to meet the specific needs and objectives of individual and institutional clients through a full range of investment strategies, including domestic and international equity and fixed income investing.

Services

The primary services offered by BB&T’s subsidiaries include:

•	small business lending

•	commercial middle market lending

•	real estate lending

•	retail lending

•	home equity lending

•	sales finance

•	home mortgage lending

•	commercial mortgage lending

•	leasing

•	asset management

•	retail and wholesale agency insurance

•	institutional trust services

•	wealth management / private banking

•	investment brokerage services

•	capital markets services

•	factoring

•	asset-based lending

•	international banking services

•	treasury services

•	electronic payment services

•	credit and debit card services

•	consumer finance

•	payroll processing

The following table reflects BB&T’s deposit market share and branch locations by state at December 31, 2005.

Table 1

BB&T Deposit Market Share and Branch Locations by State

December 31, 2005

	% of BB&T’s Deposits (2)	Deposit Market Share Rank (2)	Number of Branches
North Carolina (1)	27%	2nd	334
Virginia	29	2nd	404
Georgia	8	6th	119
Kentucky	5	4th	92
South Carolina	8	3rd	99
West Virginia	6	1st	80
Maryland	8	6th	127
Tennessee	2	7th	47
Florida	5	11th	90
Washington, D.C.	2	5th	9

(1)	Excludes home office deposits
(2)	Source: SNL Financial—data as of June 30, 2005 and updated for actual and pending mergers, except pending mergers by BB&T.

In addition to the markets described in the table above, BB&T operates two branches in Alabama and one branch in Indiana. After the completion of pending acquisitions with Main Street Banks, Inc., and First Citizens Bancorp, BB&T will operate 144 branches in Georgia, 63 branches in Tennessee and 336 branches in North Carolina, and increase its deposit market share rank to 5th in Georgia. BB&T’s presence and deposit market share in other states listed in the table above will not change as a result of these pending acquisitions. Please refer to Note 20 “Operating Segments” in the “Notes to Consolidated Financial Statements” for additional disclosures.

Executive Overview

Significant accomplishments in 2005

In the opinion of BB&T’s management, the Corporation’s most significant accomplishments during 2005 were as follows (amounts include the impact of acquisitions where applicable):

•	Performance improved compared to 2004

•	Average loans increased 8.2%

•	Average noninterest-bearing deposits increased 10.2%

•	Nonperforming assets and charge-offs substantially improved

•	Added 89,600 net new deposit accounts

•	Households utilizing 5 or more BB&T services grew to 27.4%

•	The number of customers utilizing online banking services increased 31.3%

•	Executed cost savings initiative

•	Several insurance agencies, two investment banking firms, two commercial mortgage companies and an investment management company were acquired or announced during 2005

•	Re-entered the bank and thrift acquisition market with the announcement of the acquisitions of Main Street Banks, Inc., and early in 2006, First Citizens Bancorp

Challenges

BB&T has grown at a rapid pace since its merger of equals with Southern National Corporation in 1995, and BB&T’s business has become more dynamic and complex in recent years. Consequently, management has annually evaluated and, as necessary, adjusted the Corporation’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity, both on a national and local market scale. The achievement of BB&T’s key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the challenges that are most relevant and likely to have a near term impact on performance, are presented below:

•	Difficulty growing revenues due to net interest margin compression, which is largely a result of a difficult interest rate environment, including a flat yield curve, irrational pricing for deposit services in the marketplace, and overcapacity in the insurance industry

•	Cost and risk associated with the current heightened regulatory environment

•	Employee turnover

•	Intense competition within the financial services industry

•	Maximizing the potential of new markets BB&T has entered through acquisitions

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

Market Area

BB&T’s primary market area consists of North and South Carolina, Virginia, Maryland, Georgia, eastern Tennessee, West Virginia, Kentucky, Florida and Washington, D.C. This area’s employment base is diverse and primarily consists of manufacturing, general services, agricultural, wholesale/retail trade, technology and financial services. BB&T believes its current market area is economically strong and will support consistent growth in assets and deposits in the future. Even so, management intends to continue expanding and diversifying the BB&T franchise, although at a slower pace than in recent years. Management strongly believes that BB&T’s community bank approach to providing client service is a competitive advantage that strengthens the Corporation’s ability to enter new markets and effectively provide financial products and services to businesses and individuals in these markets.

General Business Development

BB&T is a regional financial holding company. The core of its business and franchise was created by the merger-of-equals between BB&T and Southern National Corporation in 1995 and the acquisition of United Carolina Bancshares in 1997. BB&T has maintained a long-term focus on a strategy that includes expanding and diversifying the BB&T franchise in terms of revenues, profitability and asset size. Tangible evidence of this focus is the growth in average total assets, loans and deposits, which have increased over the last five years at compound annual rates of 11.1%, 11.3%, and 11.2%, respectively.

Merger Strategy

BB&T’s growth in business, profitability and market share over the past several years was enhanced significantly by mergers and acquisitions. Management made a strategic decision not to pursue bank or thrift acquisitions during 2004 or 2005, instead focusing on fully integrating recent mergers and improving internal growth. Management intends to resume strategic mergers and acquisitions, including bank and thrift acquisitions primarily within BB&T’s existing footprint, and, in fact, recently announced plans to acquire two banks. BB&T will continue to pursue economically advantageous acquisitions of insurance agencies, asset managers, consumer and commercial finance companies, and other strategic opportunities to grow existing businesses and potentially to expand into other related financial businesses. BB&T’s acquisition strategy is focused on three primary objectives:

•	to pursue acquisitions of banks and thrifts in the Carolinas, Virginia, Maryland, Washington D.C., Georgia, West Virginia, Tennessee, Kentucky, and Florida with assets of $500 million to $15 billion, with an informal target of growing approximately 5% of BB&T’s assets through acquisitions;

•	to acquire companies in niche markets that provide products or services that can be offered through the existing distribution system to BB&T’s current customer base; and

•	to consider strategic nonbank acquisitions in markets that are economically feasible and provide positive long-term benefits.

BB&T consummated acquisitions of 53 community banks and thrifts, 77 insurance agencies and 28 nonbank financial services providers over the last fifteen years. In the long-term, BB&T expects to continue to take advantage of the consolidation in the financial services industry and expand and enhance its franchise through mergers and acquisitions. The consideration paid for these acquisitions may be in the form of cash, debt or BB&T stock. The amount of consideration paid to complete these transactions may be in excess of the book value of the underlying net assets acquired, which could have a dilutive effect on BB&T’s earnings. In addition, acquisitions often result in significant front-end charges against earnings; however, cost savings and revenue enhancements, especially incident to in-market bank and thrift acquisitions, are also typically anticipated.

Lending Activities

The primary goal of the BB&T lending function is to help clients achieve their financial goals by providing quality loan products that are fair to the client and profitable to the Corporation. Management believes that this purpose can best be accomplished by building strong, profitable client relationships over time, with BB&T becoming an important contributor to the prosperity and well-being of its clients. In addition to the importance placed on client knowledge and continuous involvement with clients, BB&T’s lending process incorporates the standards of a consistent company-wide credit culture and an in-depth local market knowledge. Furthermore, the Corporation employs strict underwriting criteria governing the degree of assumed risk and the diversity of the loan portfolio in terms of type, industry and geographical concentration. In this context, BB&T strives to meet the credit needs of businesses and consumers in its markets while pursuing a balanced strategy of loan profitability, loan growth and loan quality.

BB&T conducts the majority of its lending activities within the framework of the Corporation’s community bank operating model, with lending decisions made as close to the client as practicable.

The following table summarizes BB&T’s loan portfolio based on the regulatory classification of the portfolio, which focuses on the underlying loan collateral, and differs from internal classifications presented herein that focus on the primary purpose of the loan.

Table 2

Composition of Loan and Lease Portfolio

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Commercial, financial and agricultural loans	$8,252,590	$7,711,876	$7,143,759	$6,975,340	$6,551,604
Lease receivables	5,529,647	5,281,076	5,127,068	5,153,192	5,011,579
Real estate—construction and land development loans	11,942,458	8,601,112	6,477,313	5,291,719	5,334,108
Real estate—mortgage loans	41,539,400	39,257,447	36,251,269	30,023,470	25,542,288
Consumer loans	9,603,925	9,237,815	9,208,182	6,501,831	5,965,010

Total loans and leases held for investment	76,868,020	70,089,326	64,207,591	53,945,552	48,404,589
Loans held for sale	628,834	613,476	725,459	2,377,707	1,907,416

Total loans and leases	77,496,854	70,702,802	64,933,050	56,323,259	50,312,005
Less: unearned income	(2,473,366)	(2,540,201)	(2,627,664)	(2,805,246)	(2,868,832)

Net loans and leases	$75,023,488	$68,162,601	$62,305,386	$53,518,013	$47,443,173

BB&T’s loan portfolio is approximately 50% commercial and 50% retail by design, and is divided into three major categories—commercial, consumer and mortgage. Loans from BB&T’s specialized lending segment, as discussed in Note 20, “Operating Segments” of the “Notes to Consolidated Financial Statements,” are included in the applicable categories. BB&T lends to a diverse customer base that is substantially located within the Corporation’s primary market area. At the same time, the loan portfolio is geographically dispersed throughout BB&T’s branch network to mitigate concentration risk arising from local and regional economic downturns.

The following discussion presents the principal types of lending conducted by BB&T and describes the underwriting procedures and overall risk management of BB&T’s lending function. The relative risk of each loan portfolio is presented in the “Asset Quality” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Underwriting Approach

Recognizing that the loan portfolio is a primary source of profitability, proper loan underwriting is critical to BB&T’s long-term financial success. BB&T’s underwriting approach is designed to define acceptable combinations of specific risk-mitigating features that ensure credit relationships conform to BB&T’s risk philosophy. Provided below is a summary of the most significant underwriting criteria used to evaluate new loans and loan renewals:

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

Commercial Loan and Lease Portfolio

The commercial loan and lease portfolio represents the largest category of the Corporation’s total loan portfolio and is segmented as follows—business loans, generally defined as client relationships with total credit exposure above $1,000,000, small business loans, and leases. BB&T’s commercial lending program is generally targeted to serve small-to-middle market businesses with sales of $200 million or less. Traditionally, lending to small and mid-sized businesses has been among BB&T’s strongest markets.

Commercial loans are primarily originated through BB&T’s banking network. In accordance with the Corporation’s lending policy, each loan undergoes a detailed underwriting process, which incorporates BB&T’s underwriting approach, procedures and evaluations described above. In addition, the bank has adopted an internal maximum credit exposure lending limit of $220 million for a “best grade” credit, which is considerably below the Banks’ maximum legal lending limit. Commercial loans are typically priced with an interest rate tied to market indexes, such as the prime rate and the London Interbank Offered Rate (“LIBOR”). Commercial loans are individually monitored and reviewed for any possible deterioration in the ability of the client to repay the loan. Approximately 94% of BB&T’s commercial loans are secured by real estate, business equipment, inventories and other types of collateral.

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

The consumer loan portfolio consists of three primary sub-portfolios—direct retail, revolving credit and sales finance. The direct retail category consists mainly of home equity loans and lines of credit, which are secured by residential real estate. It also includes installment loans and some unsecured lines of credit other than credit cards. The revolving credit category is comprised of the outstanding balances on credit cards and BB&T’s checking account overdraft protection product, Constant Credit. Such balances are generally unsecured and actively managed by BB&T Bankcard Corporation. Finally, the sales finance category primarily includes secured indirect installment loans to consumers for the purchase of automobiles. Such loans are originated through approved franchised and independent automobile dealers throughout the BB&T market area and, to a lesser degree, states outside BB&T’s market area. On a very limited basis, sales finance loans are also originated through qualified non-automotive dealers for the purchase of boats, recreational vehicles and other consumer equipment. Substantially all consumer loans, excluding the revolving credit portfolio, are secured.

Mortgage Loan Portfolio

BB&T is a large originator of residential mortgage loans, with originations in 2005 totaling $10.5 billion. The bank offers various types of fixed- and adjustable-rate loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. BB&T primarily originates conforming mortgage loans. These are loans that are underwritten in accordance with the underwriting standards set forth by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). They are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing.

Risks associated with the mortgage lending function include interest rate risk, which is mitigated through the sale of substantially all conforming fixed-rate loans in the secondary mortgage market and an effective mortgage servicing rights hedge process. Borrower risk is lessened through rigorous underwriting procedures and mortgage insurance. The right to service the loans and receive servicing income is generally retained when conforming loans are sold. Management believes that the retention of mortgage servicing is a primary relationship driver in retail banking and a vital part of management’s strategy to establish profitable long-term customer relationships and offer high quality client service. BB&T also purchases residential mortgage loans from correspondent originators. The loans purchased from third-party originators are subject to the same underwriting and risk-management criteria as loans originated internally.

The following table presents BB&T’s total loan portfolio based upon the primary purpose of the loan, as discussed herein, rather than upon regulatory reporting classifications:

Table 3

Composition of Loan and Lease Portfolio Based on Loan Purpose

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans and leases, net of unearned income (1):
Commercial loans	$34,491,099	$31,397,433	$28,483,728	$26,444,740	$23,647,330
Lease receivables	3,164,372	2,887,663	2,677,058	2,524,058	2,318,530

Total commercial loans and leases	37,655,471	34,285,096	31,160,786	28,968,798	25,965,860

Sales finance	6,598,509	6,362,990	6,193,928	3,500,158	2,940,364
Revolving credit	1,347,309	1,276,876	1,180,480	1,050,738	951,319
Direct retail	14,940,638	13,932,879	12,130,101	9,400,230	8,273,829

Total consumer loans	22,886,456	21,572,745	19,504,509	13,951,126	12,165,512

Residential mortgage loans	14,481,561	12,304,760	11,640,091	10,598,089	9,311,801

Total loans and leases	$75,023,488	$68,162,601	$62,305,386	$53,518,013	$47,443,173

(1)	Includes loans held for sale.

The following table reflects the scheduled maturities of commercial, financial and agricultural loans, as well as real estate construction loans:

Table 4

Selected Loan Maturities and Interest Sensitivity (1)

	December 31, 2005
	Commercial, Financial and Agricultural	Real Estate: Construction	Total
	(Dollars in thousands)
Fixed rate:
1 year or less (2)	$399,509	$89,657	$489,166
1-5 years	909,877	1,445,058	2,354,935
After 5 years	272,842	270,047	542,889

Total	1,582,228	1,804,762	3,386,990

Variable rate:
1 year or less (2)	3,488,867	5,155,854	8,644,721
1-5 years	2,659,642	4,218,303	6,877,945
After 5 years	521,853	763,539	1,285,392

Total	6,670,362	10,137,696	16,808,058

Total loans and leases (3)	$8,252,590	$11,942,458	$20,195,048

(1)	Balances include unearned income.
(2)	Includes loans due on demand.

(Dollars in thousands)
(3) The above table excludes:
(i) consumer loans	$9,603,925
(ii) real estate mortgage loans	41,539,400
(iii) loans held for sale	628,834
(iv) lease receivables	5,529,647

Total	$57,301,806

Scheduled repayments are reported in the maturity category in which the payment is due. Determinations of maturities are based upon contract terms. BB&T’s credit policy typically does not permit automatic renewal of loans. At the scheduled maturity date (including balloon payment date), the customer generally must request a new loan to replace the matured loan and execute either a new note or note modification with rate, terms and conditions negotiated at that time.

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

The allowance for loan and lease losses is determined based on management’s best estimate of probable losses that are inherent in the portfolio at the balance sheet date. BB&T’s allowance is driven by existing conditions and observations, and reflects losses already incurred, even if not yet identifiable.

The Corporation determines the allowance based on an ongoing evaluation of the loan and lease portfolios. This evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. Increases to the allowance are made by charges to the provision for credit losses, which is reflected on the Consolidated Statements of Income. Loans or leases deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to the allowance.

In addition to the allowance for loan and lease losses, BB&T also estimates probable losses related to binding unfunded lending commitments. The methodology to determine such losses is inherently similar to the methodology utilized in calculating the allowance for commercial loans, adjusted for factors specific to binding commitments, including the probability of funding and exposure at funding. The reserve for unfunded lending commitments is included in accounts payable and other liabilities on the Consolidated Balance Sheets. Changes to the reserve for unfunded lending commitments are made by charges or credits to the provision for credit losses.

Reserve Policy and Methodology

The allowance for loan and lease losses consists of (1) a component for individual loan impairment recognized and measured pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and (2) components of collective loan impairment recognized pursuant to SFAS No. 5, “Accounting for Contingencies,” including a component that is unallocated. BB&T maintains specific reserves for individually impaired loans pursuant to SFAS No. 114. A loan is impaired when, based on current information and events, it is probable that BB&T will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the loan agreement. On a quarterly basis, BB&T reviews all commercial lending relationships with outstanding debt of $2 million or more that have been classified as substandard or doubtful. Loans are considered impaired when the borrower does not have the cash flow capacity or willingness to service the debt according to contractual terms, or it does not appear reasonable to assume that the borrower will continue to pay according to the contractual agreement. The amount of impairment is based on the present value of expected cash flows discounted at the loan’s effective interest rate, and/or the value of collateral adjusted for any origination costs and nonrefundable fees that existed at the time of origination.

Reserves established pursuant to the provisions of SFAS No. 5 for collective loan impairment are primarily based on historical charge-off experience using a rolling twelve quarter annualized net charge-off rate. However, historical charge-off experience may be adjusted to reflect the effects of current conditions. BB&T considers information derived from its loan risk ratings; internal observable data related to trends within the loan and lease portfolios, including credit quality, concentrations, aging of the portfolio, growth and acquisitions; volatility adjustments to reflect changes in historical net charge-off rates and changes in probabilities of default; external observable data related to industry and general economic trends; and any significant, relevant changes to BB&T’s policies and procedures. Any adjustments to historical loss experience are based on one or more sets of observable data as described above and are directionally consistent with changes in the data from period to period, taking into account the interaction of components over time. The adjusted historical loss information is applied to pools of loans grouped according to similar risk characteristics to calculate components of the allowance. In the commercial lending portfolio, each loan is assigned a “risk grade” at origination by the account officer and the assigned risk grade is subsequently reviewed and finalized through BB&T’s established loan review committee process. Loans are assigned risk grades based on an assessment of conditions that affect the borrower’s ability to meet contractual obligations under the loan agreement. This process includes reviewing borrowers’ financial information, historical payment experience, credit documentation, public information, and other information specific to each borrower. The established risk management regimen includes a review of all credit relationships with total credit exposure of $1 million or more on an annual basis or at any point management becomes aware of information affecting the borrower’s ability to fulfill their obligations. In addition, for small business and commercial clients where total credit exposure is less than $1 million, BB&T has developed an automated loan review system to identify and proactively manage accounts with a higher risk of loss. The “score” produced by this automated system is updated monthly. All of the loan portfolios grouped in the retail lending and specialized lending categories typically employ scoring models to segment credits into groups with homogenous risk characteristics. Scoring models are validated on a periodic basis in order to ensure reliable default rate information. This information is employed to evaluate the levels of risk associated with new production as well as to assess any risk migration in the existing portfolio.

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

Table 5

Allocation of Allowance for Loan and Lease Losses by Category

	December 31,
	2005		2004		2003		2002		2001
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in thousands)
Balances at end of period applicable to:
Commercial, financial and agricultural	$123,959	10.6%	$116,602	10.9%	$142,293	11.0%	$150,700	12.4%	$133,238	13.0%
Real estate:
Construction and land development	131,731	15.4	95,925	12.2	93,924	10.0	85,525	9.4	79,443	10.6
Mortgage	381,110	54.4	403,433	56.4	381,678	56.9	332,490	57.5	234,872	54.6

Total real estate	512,841	69.8	499,358	68.6	475,602	66.9	418,015	66.9	314,315	65.2

Consumer	100,642	12.4	111,356	13.1	79,765	14.2	64,209	11.5	54,668	11.9
Lease receivables	37,794	7.2	34,600	7.4	42,440	7.9	45,173	9.2	38,098	9.9
Unallocated	50,064	—	43,016	—	44,837	—	45,588	—	104,099	—

Total	$825,300	100.0%	$804,932	100.0%	$784,937	100.0%	$723,685	100.0%	$644,418	100.0%

Investment Activities

Investment securities represent a significant portion of BB&T’s assets. BB&T’s subsidiary banks invest in securities as allowable under bank regulations. These securities include obligations of the U.S. Treasury, U.S. government agencies, U.S. government sponsored entities, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, bank eligible corporate obligations, including commercial paper, negotiable certificates of deposit, bankers acceptances, mutual funds and limited types of equity securities. BB&T’s bank subsidiaries may also deal in securities subject to the provisions of the Gramm-Leach-Bliley Act. Scott & Stringfellow, Inc., BB&T’s full-service brokerage and investment banking subsidiary, engages in the underwriting, trading and sales of equity and debt securities subject to the risk management policies of the Corporation.

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

Investment strategies are established by ALCO based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Corporation. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits as prescribed by law and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

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

Deposits

Deposits are attracted principally from clients within BB&T’s branch network through the offering of a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money rate savings accounts, investor deposit accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) the anticipated future economic conditions and interest rates. Client deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other BB&T services. In addition, BB&T gathers a portion of its deposit base through wholesale funding products, which include negotiable certificates of deposit and Eurodollar deposits through the use of a Cayman branch facility. At December 31, 2005, these sources of deposits represented approximately 12% of BB&T’s total deposits.

The following table provides information regarding the scheduled maturities of time deposits that are $100,000 and greater at December 31, 2005:

Table 6

Scheduled Maturities of Time Deposits $100,000 and Greater

December 31, 2005

(Dollars in thousands)

Maturity Schedule
Three months or less	$4,061,007
Over three through six months	1,701,126
Over six through twelve months	1,890,634
Over twelve months	2,751,941

Total	$10,404,708

Borrowed Funds

BB&T’s ability to borrow funds from nondeposit sources provides additional flexibility in meeting the liquidity needs of the Company. Short-term borrowings include Federal funds purchased, securities sold under repurchase agreements, master notes, short-term FHLB advances, and U.S. Treasury tax and loan depository note accounts. See Note 9 “Federal Funds Purchased, Securities Sold Under Agreements to Repurchase, and Short-Term Borrowed Funds” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to these types of borrowings.

BB&T also utilizes longer-term borrowings when management determines that the pricing and maturity options available through these sources create cost-effective options for funding asset growth and satisfying capital needs. BB&T’s long-term borrowings include long-term FHLB advances to the Banks, senior and subordinated debt issued by BB&T Corporation and Branch Bank, junior subordinated debt underlying trust preferred securities and capital leases. See Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to long-term borrowings.

Employees

At December 31, 2005, BB&T had approximately 27,700 full-time equivalent employees compared to approximately 26,100 full-time equivalent employees at December 31, 2004.

Properties

BB&T and its significant subsidiaries occupy headquarters offices that are either owned or operated under long-term leases. BB&T also owns free-standing operations centers, with its primary operations and information technology center located in Wilson, North Carolina. BB&T also owns or leases significant office space used as the Corporation’s headquarters in Winston-Salem, North Carolina. At December 31, 2005, BB&T’s subsidiary banks operated 1,404 branch offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Indiana and Washington, D.C. BB&T also operates numerous insurance agencies and other businesses that occupy facilities. Office locations are either owned or leased. Management believes that the premises occupied by BB&T and its subsidiaries are well-located and suitably equipped to serve as financial services facilities. See Note 6 “Premises and Equipment” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to BB&T’s properties and other fixed assets.

Executive Officers of BB&T

The following table lists the members of BB&T’s executive management team as of December 31, 2005:

Name of Executive Officer	Title	Years of Service	Age
John A. Allison, IV	Chairman and Chief Executive Officer	35	57
Ricky K. Brown	Senior Executive Vice President and Manager of Banking Network	29	50
W. Kendall Chalk	Senior Executive Vice President and Chief Credit Officer	31	60
Barbara F. Duck	Senior Executive Vice President and Production and Risk Manager	18	39
Robert E. Greene	Senior Executive Vice President and Manager of Administrative Services	33	55
Christopher L. Henson	Senior Executive Vice President and Chief Financial Officer	21	44
Kelly S. King	Chief Operating Officer	34	57
Steven B. Wiggs	Senior Executive Vice President and Chief Marketing Officer	27	48
C. Leon Wilson	Senior Executive Vice President and Operations Division Manager	29	50

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

REGULATORY CONSIDERATIONS

General

As a bank holding company and a financial holding company under federal law, BB&T is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the “BHCA”) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As state-chartered commercial banks, Branch Bank, BB&T-SC and BB&T-VA are subject to regulation, supervision and examination by state bank regulatory authorities in their respective home states. These authorities include the North Carolina Commissioner of Banks, in the case of Branch Bank, the South Carolina Commissioner of Banking, in the case of BB&T-SC, and the Virginia State Corporation Commission’s Bureau of Financial Institutions, in the case of BB&T-VA. In addition, BB&T Bankcard Corporation is a special-purpose Georgia bank, subject to regulation, supervision and examination by the Georgia Department of Banking and Finance. Branch Bank, BB&T-SC, BB&T-VA and BB&T Bankcard Corporation are collectively referred to herein as the “Banks.” Each of the Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). State and Federal law also govern the activities in which the Banks engage, the investments they make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Banks’ operations.

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

Financial Holding Company Regulation

Under current federal law, as amended by the Gramm-Leach-Bliley Act of 1999 (“GLBA”), a bank holding company, such as BB&T, may elect to become a financial holding company, which allows the holding company to offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related thereto, securities underwriting, insurance (both underwriting and agency) and merchant banking. In order to become and maintain its status as a financial holding company, the company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act of 1977 (“CRA”) rating. If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time to come into compliance, but during the period of noncompliance, the Federal Reserve can place any limitations on the financial holding company that it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities. BB&T became a financial holding company on June 14, 2000, and currently satisfies the requirements to maintain its status as a financial holding company.

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

Payment of Dividends

BB&T is a legal entity separate and distinct from its subsidiaries. The majority of BB&T’s revenue is from dividends paid to BB&T by the Banks. The Banks are subject to laws and regulations that limit the amount of dividends they can pay. In addition, both BB&T and its Banks are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action regulations summarized elsewhere in this section. Federal banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. North Carolina and Virginia laws state that, subject to certain capital requirements, the board of directors of a bank chartered under their laws may declare a dividend of as much of that bank’s undivided profits as the directors deem expedient. South Carolina allows for the payment of dividends by a state-chartered bank with the prior approval of the Commissioner of Banking. BB&T does not expect that any of these laws, regulations or policies will materially affect the ability of the Banks to pay dividends. During the year ended December 31, 2005, the Banks declared $1.4 billion in dividends payable to BB&T. At December 31, 2005, subject to restrictions imposed by state law, the Boards of Directors of the Banks could have declared dividends from their retained earnings up to $3.2 billion; however, to remain well-capitalized under federal guidelines, the Banks would have limited total additional dividends to $880.7 million.

Capital

Each of the federal banking agencies, including the Federal Reserve Board and the FDIC, have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise, including bank holding companies and banks. Under the risk-based capital requirements, BB&T and the Banks are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common shareholders’ equity excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities; less nonqualifying intangible assets net of applicable deferred income taxes and certain nonfinancial equity investments. This is called “Tier 1 capital.” The remainder may consist of qualifying subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for credit losses. This is called “Tier 2 capital.” Tier 1 capital and Tier 2 capital combined are referred to as total regulatory capital.

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

In addition, both the Federal Reserve Board and the FDIC has adopted risk-based capital standards that explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by each agency in assessing an institution’s overall capital adequacy. The capital guidelines provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy. The agencies also require banks and bank holding companies to adjust their regulatory capital to take into consideration the risk associated with certain recourse obligations, direct credit subsidies, residual interest and other positions in securitized transactions that expose banking organizations to credit risk.

The ratios of Tier 1 capital, total capital to risk-adjusted assets, and leverage capital of BB&T and the Banks as of December 31, 2005, are shown in the following table.

Table 7

Capital Adequacy Ratios of BB&T Corporation and Principal Banking Subsidiaries

December 31, 2005

	Regulatory Minimums	Regulatory Minimums to be Well- Capitalized	BB&T	Branch Bank	BB&T- SC	BB&T- VA
Risk-based capital ratios:
Tier 1 capital (1)	4.0%	6.0%	9.3%	9.4%	10.6%	11.6%
Total risk-based capital (2)	8.0	10.0	14.4	10.7	11.9	12.5
Tier 1 leverage ratio (3)	3.0	5.0	7.2	7.3	8.6	7.6

(1)	Common shareholders’ equity excluding unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(2)	The sum of Tier 1 capital, a qualifying portion of the allowance for credit losses, qualifying subordinated debt and qualifying unrealized gains on available for sale equity securities; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(3)	Tier 1 capital computed as a percentage of fourth quarter average assets less nonqualifying intangibles and certain nonfinancial equity investments.

The federal banking agencies, including the Federal Reserve Board and the FDIC, are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. The law establishes five capital categories for insured depository institutions for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well-capitalized” under these standards, an institution must maintain a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 6% or greater; a leverage capital ratio of 5% or greater; and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. BB&T and each of the Banks are classified as “well-capitalized.” Federal law also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements may also cause an institution to be directed to raise additional capital. Federal law also mandates that the agencies adopt safety and soundness standards relating generally to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

In addition to the “prompt corrective action” directives, failure to meet capital guidelines may subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the FDIC and, under certain conditions, the appointment of a conservator or receiver.

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

The FDIC imposes a risk-based deposit premium assessment system, based in part on an insured institution’s capital classification under the prompt corrective action provision, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The assessments are set forth in schedules issued by the FDIC that specify, at semi-annual intervals, target reserve ratios designed to maintain the reserve ratio of each of the funds at 1.25% of its estimated insured deposits. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of assessable deposits, depending on the institution’s capital position and other supervisory factors. In addition, both SAIF-insured and BIF-insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2005, the FDIC assessed BIF-insured and SAIF-insured deposits 1.32 basis points per $100 of deposits to cover those obligations. At December 31, 2005, BB&T’s assessment was limited to this 1.32 basis point obligation.

Consumer Protection Laws

In connection with their lending and leasing activities, the Banks are each subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and their respective state law counterparts.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, such as BB&T, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) certification responsibilities for the Chief Executive Officer and Chief Financial Officer with respect to the Company’s financial statements; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the federal securities laws.

Other Regulatory Matters

BB&T and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and various state insurance and securities regulators. BB&T and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business.

Corporate Governance

Information with respect to BB&T’s corporate governance policies and principles is presented on BB&T’s web site, www.BBandT.com, and includes:

•	BB&T’s Corporate Governance Guidelines

•	BB&T’s Corporate Board of Directors

•	Committees of the Corporate Board of Directors and Committee Charters

•	BB&T’s Codes of Ethics for Directors, Senior Financial Officers and Employees

•	Chief Executive Officer and Chief Financial Officer Certifications

•	BB&T’s Executive Officers

•	BB&T’s Policy and Procedures for Accounting and Legal Complaints

BB&T intends to disclose any substantive amendments or waivers to the Code of Ethics for Directors or Senior Financial Officers on our web site at www.BBandT.com/Investor.

NYSE Certification

The annual certification of BB&T’s Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was previously filed with the New York Stock Exchange on May 26, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and consolidated results of operations of BB&T Corporation and subsidiaries (“BB&T” or the “Corporation”) for each of the three years in the period ended December 31, 2005, and related financial information, are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of BB&T’s 2005 performance.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the 2005 presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Mergers and Acquisitions Completed During 2005

During 2005, BB&T acquired a number of nonbank financial services companies and insurance agencies, all of which were immaterial in relation to the consolidated results of BB&T. See Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for further information regarding mergers and acquisitions.

Pending Mergers

On December 15, 2005, BB&T announced plans to acquire Main Street Banks, Inc. (“Main Street”), based in Atlanta, Georgia. At the time of announcement, Main Street had $2.5 billion in assets and operated 24 full-service banking offices in the Atlanta and Athens, Georgia metro areas. Shareholders of Main Street will receive .6602 shares of BB&T stock in exchange for each share of Main Street common stock held. The transaction, which is subject to shareholder and regulatory approval, is expected to be completed in the second quarter of 2006.

On January 12, 2006, BB&T announced plans to acquire First Citizens Bancorp (“First Citizens”), a bank holding company headquartered in Cleveland, Tennessee. First Citizens is the parent company to three community banks and operated 19 full-service branches at the time of the announcement. As of September 30, 2005, First Citizens had $686 million in assets. Shareholders of First Citizens, which is a privately held company, may elect to receive cash, subject to certain limitations, or 1.30 shares of BB&T stock for each share of First Citizen common stock held. The merger, which is subject to regulatory and shareholder approval, is expected to be completed in the second quarter of 2006.

Critical Accounting Policies

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses and reserve for unfunded lending commitments, valuation of mortgage servicing rights, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles and effects of new accounting pronouncements are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements.”

The following is a summary of BB&T’s critical accounting policies that are highly dependent on estimates, assumptions and judgments. These critical accounting policies are reviewed with the Audit Committee of BB&T’s Corporate Board of Directors on a periodic basis.

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

It is the policy of BB&T to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that equals management’s best estimate of probable credit losses that are inherent in the portfolio at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, plans for problem loan and lease administration, the results of regulatory examinations, and changes in the size, composition and risk assessment of the loan and lease portfolio. Also included in management’s estimates for loan and lease losses are considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology utilized in calculating the allowance for loans and leases adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. A detailed discussion of the methodology used in determining the allowance for loan and lease losses and the reserve for unfunded lending commitments is included in the “Overview and Description of Business—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”

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

Intangible Assets

BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BB&T’s mergers and acquisitions are accounted for using the purchase method of accounting. Under the purchase method, BB&T is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. These estimates also include the establishment of various accruals and allowances based on planned facility dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. Please refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for a description of BB&T’s impairment testing process. The major assumptions used in the impairment testing process include the estimated future cash flows of each business unit and discount rates. Discount rates are unique to each business unit and are based upon the cost of capital specific to the industry in which the business unit operates. Management has evaluated the effect of lowering the estimated future cash flows or increasing the discount rate for each business unit by 10% and determined that no impairment of goodwill would have been recognized under this evaluation.

Pension and Postretirement Benefit Obligations

BB&T offers various pension plans and postretirement benefit plans to employees. The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to published high-quality bond indices, as well as certain hypothetical spot-rate yield curves. These yield curves were constructed from the underlying bond price and yield data collected as of the plan’s measurement date and are represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the double A or higher bond universe, apportioned into distinct maturity groups. For durations where no bond maturities were available, the discount rates for these maturities were extrapolated based on historical relationships from observable data in similar markets. These indices and hypothetical curves give only an indication of the appropriate discount rate because the cash flows of the bonds comprising the indices and curves do not match the projected benefit payment stream of the plan precisely. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate. Please refer to Note 13 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to BB&T’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

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

For the year ended December 31, 2005, BB&T’s average assets totaled $104.6 billion, an increase of $8.3 billion, or 8.7%, compared to the 2004 average of $96.3 billion, primarily reflecting growth in average loans and leases and investment securities. Average loans and leases for 2005 were up $5.4 billion, or 8.2%, from 2004 and average investment securities increased $2.2 billion, or 12.3% compared to 2004. The primary components of the growth in average loans and leases were commercial loans and leases, which increased $2.9 billion, or 8.7%; consumer loans, which increased $1.6 billion, or 7.9%; and mortgage loans, which increased $934.1 million, or 7.5%. Total earning assets averaged $92.7 billion in 2005, an increase of $7.8 billion, or 9.1%, compared to 2004. These averages and growth rates include the effects of acquisitions.

BB&T’s average deposits totaled $70.3 billion, reflecting growth of $5.5 billion, or 8.5%, compared to 2004. The categories of deposits with the highest growth rates were: certificates of deposit and other time deposits, which increased $2.9 billion, or 10.9%; noninterest-bearing deposits, which increased $1.2 billion, or 10.2%; and money rate savings, which increased $1.4 billion, or 6.2%.

Shorter-term borrowings include Federal funds purchased, securities sold under repurchase agreements, master notes, short-term bank notes and short-term Federal Home Loan Bank (“FHLB”) advances. Average shorter-term borrowings totaled $7.4 billion for the year ended December 31, 2005, an increase of $795.4 million, or 12.1% from the 2004 average. BB&T has also utilized long-term debt for a significant portion of its funding needs. Long-term debt includes FHLB advances, other secured borrowings by the Banks and senior and subordinated debt issued by the Corporation and Branch Bank. Average long-term debt totaled $12.0 billion for the year ended December 31, 2005, up $1.1 billion, or 9.9%, compared to 2004.

The compound annual rate of growth in average total assets for the five-year period ended December 31, 2005, was 11.1%. Over the same five-year period, average loans and leases increased at a compound annual rate of

11.3%, average securities increased at a compound annual rate of 6.1%, and average deposits grew at a compound annual rate of 11.2%. All balance sheet growth rates referred to include the effect of acquisitions accounted for as purchases, as well as internal growth.

For more detailed discussions concerning the causes of these fluctuations, please refer to the sections that follow.

Securities

The securities portfolio provides earnings and liquidity, and is managed as part of the overall asset and liability management process to optimize net interest income and reduce exposure to interest rate risk. Management has historically emphasized investments with duration of five years or less to provide flexibility in managing the balance sheet in changing interest rate environments. Total securities increased 6.9% in 2005, to a total of $20.5 billion at the end of the year. The quality of the investment portfolio continues to be strong with 55.0% of the total portfolio’s fair market value at December 31, 2005 comprised of U.S. Treasury securities and U.S. government-sponsored entity obligations, excluding mortgage-backed securities. The combined duration of the U.S. Treasury and U.S. government-sponsored entity portfolios was 3.41 years and 3.23 years at December 31, 2005 and 2004, respectively. Mortgage-backed securities composed 32.3% of the total investment portfolio at year-end 2005. The duration of the mortgage-backed securities was 3.18 years at December 31, 2005 compared to 2.78 years at December 31, 2004. The duration of the available-for-sale portfolio at December 31, 2005 was 3.26 years compared to 3.13 years at December 31, 2004.

The following table provides information regarding the composition of BB&T’s securities portfolio for the years presented:

Table 8

Composition of Securities Portfolio

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Trading securities (at estimated fair value):	$706,518	$334,256	$693,819

Securities held to maturity (at amortized cost):
U.S. Treasury securities	—	125	60,122

Total securities held to maturity	—	125	60,122

Securities available for sale (at estimated fair value):
U.S. Treasury securities	111,905	122,455	142,758
U.S. government-sponsored entity securities	11,153,714	12,640,065	12,108,472
States and political subdivisions	674,702	784,379	945,988
Mortgage-backed securities	6,611,058	4,530,426	1,549,524
Equity and other securities	1,231,587	760,871	816,212

Total securities available for sale	19,782,966	18,838,196	15,562,954

Total securities	$20,489,484	$19,172,577	$16,316,895

At December 31, 2005, trading securities reflected on BB&T’s consolidated balance sheet totaled $706.5 million compared to $334.3 million at December 31, 2004. Approximately two-thirds of the trading portfolio at December 31, 2005, was held by BB&T’s full-service brokerage subsidiary as a normal part of its operations and, as a result, is subject to significant fluctuations based on market conditions, which affect the timing of purchases and sales of securities. Market valuation gains and losses in the trading portfolio are reflected in current earnings.

Securities available for sale totaled $19.8 billion at year-end 2005 and are carried at estimated fair value. Securities available for sale at year-end 2004 totaled $18.8 billion. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity, net of deferred income taxes. The available-for-sale portfolio is primarily composed of investments in U.S. government-

sponsored entity securities and mortgage-backed securities, which together composed 89.8% of the portfolio. This portfolio also contains investments in U.S. Treasury securities, which represented less than 1% of the December 31, 2005 balance, obligations of states and municipalities, which represented 3.4% of the available-for-sale portfolio, and equity and other securities, which made up 6.2% of the available-for-sale portfolio.

The $944.8 million increase in securities available for sale was the result of a combination of factors, including management’s decision to increase its securities portfolio to offset variances in projected loan growth during the early part of 2005, the reinvestment of cash flows from securities that matured in 2004 that were not reinvested until 2005 due to prevailing market conditions at the time the securities matured and the securitization of approximately $210 million in mortgage loans that were held in BB&T’s loan portfolio and subsequently transferred to the securities portfolio. During the year ended December 31, 2005, BB&T sold $1.3 billion of available-for-sale securities and realized net gains totaling $113 thousand.

The following table presents BB&T’s securities portfolio at December 31, 2005, segregated by major category with ranges of maturities and average yields disclosed.

Table 9

Securities

	December 31, 2005
	Carrying Value	Weighted Average Yield (1)
	(Dollars in thousands)
U.S. Treasury securities:
Within one year	$72,992	2.51%
One to five years	38,913	3.44
Five to ten years	—	—
After ten years	—	—

Total	111,905	2.84

U.S. government-sponsored entity securities:
Within one year	95,346	4.32
One to five years	8,047,195	3.39
Five to ten years	3,011,173	4.46
After ten years	—	—

Total	11,153,714	3.69

Mortgage-backed securities (2):
Within one year	93	6.26
One to five years	239,275	3.76
Five to ten years	56,175	5.75
After ten years	6,315,515	4.59

Total	6,611,058	4.57

Obligations of states and political subdivisions:
Within one year	83,345	4.77
One to five years	410,796	6.49
Five to ten years	96,190	7.06
After ten years	84,371	7.35

Total	674,702	6.46

Other securities (3):
Within one year	25	6.10
One to five years	9,528	3.67
Five to ten years	155,479	5.53
After ten years	564,338	5.15

Total	729,370	5.22

Trading securities and securities with no stated maturity (4)	1,208,735	3.36

Total securities (5)	$20,489,484	4.09%

(1)	Yields on tax-exempt securities are calculated on a taxable-equivalent basis using the statutory federal income tax rate of 35%. Yields for available-for-sale securities are calculated based on the amortized cost of the securities.
(2)	For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.
(3)	Includes privately-issued mortgage-backed securities totaling $560.0 million. For purposes of the maturity table, these securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.
(4)	Trading securities and securities with no stated maturity include equity investments which totaled $502.2 million and trading securities which totaled $706.5 million.
(5)	Includes securities available-for-sale and trading securities carried at estimated fair values of $19.8 billion and $706.5 million, respectively.

The available-for-sale portfolio comprised 96.6% of total securities at December 31, 2005. Management believes that the high concentration of securities in the available-for-sale portfolio allows flexibility in the day-to-day management of the overall investment portfolio, consistent with the objective of optimizing profitability and mitigating interest rate risk.

The market value of the available-for-sale portfolio at year-end 2005 was $533.2 million lower than the amortized cost of these securities. At December 31, 2005, BB&T’s available-for-sale portfolio had net unrealized losses, net of deferred income taxes, of $337.6 million, which is reported as a component of shareholders’ equity. At December 31, 2004, the available-for-sale portfolio had net unrealized losses of $87.5 million, net of deferred income taxes.

On December 31, 2005, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months totaling $479.1 million. Substantially all of these investments were in U.S. government-sponsored entity securities, which are primarily comprised of debentures and mortgage-backed securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than the credit quality of the issuers. Furthermore, in excess of 85% of the total value of these securities is within 5% of their amortized cost at December 31, 2005. BB&T has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized any other-than-temporary impairment in connection with these securities.

The fully taxable equivalent (“FTE”) yield on the total securities portfolio was 4.17% for the year ended December 31, 2005, compared to 4.05% for the prior year. The increase in FTE yield resulted principally from the changes in the overall composition of the securities portfolio with a larger concentration of higher-yielding mortgage-backed securities. The yield on U.S. Treasuries and U.S. government sponsored-entity securities decreased from 3.88% in 2004 to 3.84% in 2005, while the yield on mortgage-backed securities increased from 4.52% to 4.72% and the FTE yield on state and municipal securities increased from 6.51% last year to 6.73% in the current year.

Loans and Leases

Management emphasizes commercial lending to small and medium-sized businesses, consumer lending and mortgage lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. The various categories of loan products offered by BB&T are discussed under “Lending Activities” in the “Overview and Description of Business” section herein. BB&T is a full-service lender with approximately one-half of its loan portfolio comprised of loans to businesses and one-half comprised of loans to individual consumers. Average commercial loans, including lease receivables, comprise 50.2% of the loan portfolio, compared to 50.0% in 2004. Average consumer loans, which include sales finance, revolving credit and direct retail, comprise 31.0% of average loans, compared to 31.1% in 2004. Average mortgage loans represented the remaining 18.8% of average total loans for 2005, compared to 18.9% a year ago.

BB&T’s loan portfolio, excluding loans held for sale, increased $6.8 billion, or 10.1%, as compared to 2004. Average total loans and leases for 2005 increased $5.4 billion, or 8.2%, compared to 2004. In addition to strong internal loan growth, the average loan increase was aided by the addition of loans held by Republic Bancshares, Inc. (“Republic”), which was acquired on April 14, 2004, and had loans of $1.7 billion. Average loan growth was reduced by the securitization of $210 million and $1.0 billion of residential mortgage loans during the fourth quarter of 2005 and the third quarter of 2004, respectively. The resulting mortgage-backed securities were transferred to the available-for-sale securities portfolio. The securitization in the third quarter of 2004 was undertaken to rebalance the loan portfolio, which had grown significantly as a result of strong mortgage loan originations over the prior two years and the retention of approximately $3.6 billion in fixed-rate mortgage loans during the second-half of 2003. The securitization completed during 2005 was to provide additional collateral-eligible assets needed to satisfy client demands.

Average commercial loans and leases increased $2.9 billion, or 8.7%, in 2005 as compared to 2004 and the pace of growth in this portfolio continued to improve throughout 2005 as a result of improving general economic conditions across BB&T’s footprint. Average consumer loans increased $1.6 billion, or 7.9%, as compared to 2004, which was comprised of increases in direct retail loans of 10.0%, sales finance loans of 3.7% and revolving credit loans of 6.0%. The pace of growth in the consumer loan portfolio slowed somewhat in 2005, especially direct retail loans, due to higher interest rates causing a slowdown in demand for home equity loan products. Sales finance loans produced positive trends, as two of BB&T’s primary competitors faced significant challenges in the latter part of 2005 and BB&T was able to capitalize on its position as the leading bank lender of sales finance loans in most of its markets. Average mortgage loans increased $934.1 million, or 7.5%, compared to 2004. Management views mortgage loans as excellent long-term investments due to their lower credit risk, liquidity characteristics and current favorable spreads versus U.S. Treasury securities, and believes originating and servicing mortgage loans is an integral part of BB&T’s relationship-based credit culture. The growth in the portfolio of mortgage loans in 2005 was reduced by the securitizations previously discussed. BB&T is a large originator of residential mortgage loans, with 2005 originations of $10.5 billion. To improve the overall yield of the loan portfolio and to mitigate interest rate risk, BB&T sells most of its fixed-rate mortgage loans in the secondary market. At December 31, 2005, BB&T was servicing $25.8 billion in residential mortgages owned by third parties and $15.3 billion of mortgage loans owned by BB&T, including $781.1 million classified as securities available for sale.

The average annualized FTE yields on commercial, consumer and mortgage loans for 2005 were 6.58%, 7.31% and 5.44%, respectively, resulting in a yield for the total loan portfolio of 6.59%. The FTE yields on commercial, consumer and mortgage loans for 2004 were 5.41%, 6.79% and 5.55%, respectively, resulting in a yield for the total loan portfolio of 5.87%. The 72 basis point increase in the average yield on loans resulted primarily from an increase in rates on commercial loans as variable-rate loans were repriced and fixed-rate loans with lower yields were replaced with higher-yielding loans and leases. During the second half of 2004, the Federal Reserve started to steadily increase the intended Federal funds rate in response to a pick up in economic activity. As a result of the Federal Reserve Board’s actions, the prime rate, which is the basis for pricing many commercial and consumer loans, was 7.25% at year-end 2005, compared to 5.25% at year-end 2004 and 4.00% during the first half of 2004. Therefore, as loans gradually reprice at higher rates or mature and are replaced with higher-yielding loans, the annualized yield of the loan portfolio is expected to increase. Evidence of this trend is visible from the changes in the quarterly annualized interest yield of the loan portfolio, which improved from 6.25% in the first quarter of 2005 to 6.90% during the fourth quarter of 2005. The rise in short-term interest rates was not matched by a similar rise in long-term interest rates. Therefore, mortgage rates, which are influenced by long-term interest rates in the marketplace, remained relatively unchanged compared to last year. As a result, the overall yield on mortgage loans declined slightly for 2005 compared to 2004, as older higher-yielding mortgage loans, which matured or were refinanced, were replaced with lower-yielding mortgage loans.

Asset Quality and Credit Risk Management

BB&T utilizes the following general practices to manage credit risk:

•	limiting the amount of credit that individual lenders may extend;

•	establishing a process for credit approval accountability;

•	careful initial underwriting and analysis of borrower, transaction, market and collateral risks;

•	ongoing servicing of individual loans and lending relationships;

•	continuous monitoring of the portfolio, market dynamics and the economy; and

•	periodically reevaluating the bank’s strategy and overall exposure as economic, market and other relevant conditions change.

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

Table 10

Asset Quality

	December 31,
	2005		2004		2003		2002		2001
	(Dollars in thousands)
Nonaccrual loans and leases	$228,879		$268,636		$350,440		$374,842		$316,607
Restructured loans	515		555		592		175		—
Foreclosed property	70,735		88,903		96,070		76,647		56,964

Nonperforming assets	$300,129		$358,094		$447,102		$451,664		$373,571

Loans 90 days or more past due and still accruing	$103,445		$100,170		$116,758		$115,047		$101,778

Asset Quality Ratios: (1)
Nonaccrual and restructured loans and leases as a percentage of loans and leases	.31%		.39%		.56%		.70%		.67%
Nonperforming assets as a percentage of:
Total assets	.27		.36		.49		.56		.53
Loans and leases plus foreclosed property	.40		.52		.72		.84		.79
Net charge-offs as a percentage of average loans and leases	.30		.36		.43		.48		.40
Allowance for loan and lease losses as a percentage of loans and leases	1.10		1.18		1.26		1.35		1.36
Allowance for loan and lease losses as a percentage of loans and leases held for investment	1.11		1.19		1.27		1.42		1.42
Ratio of allowance for loan and leases to:
Net charge-offs	3.84	x	3.42	x	3.17	x	2.94	x	3.44	x
Nonaccrual and restructured loans and leases	3.60		2.99		2.24		1.93		2.04

NOTE: (1)	Items referring to loans and leases are net of unearned income and, except for loans and leases held for investment, include loans held for sale.

During 2005, BB&T’s credit quality continued to improve. The improving economic conditions combined with BB&T’s careful loan underwriting process and active monitoring of past due loans resulted in a reduction in total nonperforming assets and relative levels of nonperforming assets and net charge-offs. This is third consecutive year in which BB&T has experienced improvement in these asset quality ratios.

The following table summarizes nonperforming assets and past due loans by loan type for the past three years.

Table 11

Summary of Nonperforming Assets and Past Due Loans

	December 31,
	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans and leases
Commercial loans and leases	$109,276	$143,420	$219,558
Direct retail	49,102	46,187	50,085
Sales finance	18,742	14,670	13,082
Revolving credit	233	349	342
Mortgage	51,526	64,010	67,373

Total nonaccrual loans and leases	228,879	268,636	350,440

Foreclosed real estate	48,315	69,324	78,964
Other foreclosed assets	22,420	19,579	17,106
Restructured loans	515	555	592

Total nonperforming assets	$300,129	$358,094	$447,102

Nonaccrual loans and leases as a percentage of total loans and leases
Commercial loans and leases	.15%	.21%	.35%
Direct retail	.07	.07	.08
Sales finance	.02	.02	.02
Revolving credit	—	—	—
Mortgage	.07	.09	.11

Total nonaccrual loans and leases as a percentage of loans and leases	.31%	.39%	.56%

Loans 90 days or more past due and still accruing interest
Commercial loans and leases	$16,953	$9,986	$17,759
Direct retail	20,814	19,917	25,695
Sales finance	22,137	21,205	27,863
Revolving credit	4,713	4,837	5,601
Mortgage	38,828	44,225	39,840

Total loans 90 days or more past due and still accruing interest	$103,445	$100,170	$116,758

Total loans 90 days or more past due and still accruing interest as a percentage of total loans and leases
Commercial loans and leases	.02%	.01%	.04%
Direct retail	.03	.03	.04
Sales finance	.03	.03	.04
Revolving credit	.01	.01	.01
Mortgage	.05	.07	.06

Total loans 90 days or more past due and still accruing interest as a percentage of total loans and leases	.14%	.15%	.19%

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

The allowance for loan and lease losses and the reserve for unfunded lending commitments compose BB&T’s allowance for credit losses. The allowance for credit losses totaled $829.8 million at December 31, 2005, a slight increase compared to $828.3 million at the end of 2004. The allowance for loan and lease losses, as a percentage of loans and leases, was 1.10% at December 31, 2005, compared to 1.18% at year-end 2004. As a percentage of loans held for investment, the ratio of the allowance for loan and lease losses to total loans and leases was 1.11% at December 31, 2005 compared to 1.19% at the end of last year. BB&T’s strong credit history, combined with improvements in BB&T’s relative levels of net charge-offs and nonperforming assets, led to the reduction in the allowance as a percentage of outstanding loans and leases for a fourth consecutive year. Please refer to Note 5 “Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments” in the “Notes to Consolidated Financial Statements” for additional disclosures.

Information relevant to BB&T’s allowance for loan and lease losses for the last five years is presented in the following table. The table is presented using regulatory classifications.

Table 12

Analysis of Allowance for Credit Losses

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance, beginning of period	$828,301	$793,398	$723,685	$644,418	$578,107

Charge-offs:
Commercial, financial and agricultural	(52,150)	(59,617)	(71,984)	(84,967)	(63,387)
Real estate	(44,898)	(60,688)	(77,547)	(61,608)	(41,035)
Consumer	(174,520)	(165,218)	(161,424)	(144,609)	(124,359)
Lease receivables	(6,179)	(11,156)	(4,430)	(5,965)	(2,448)

Total charge-offs	(277,747)	(296,679)	(315,385)	(297,149)	(231,229)

Recoveries:
Commercial, financial and agricultural	14,081	16,365	25,380	18,029	14,985
Real estate	7,562	9,801	10,808	6,345	4,824
Consumer	38,713	34,302	30,251	24,890	23,955
Lease receivables	2,567	936	1,039	1,353	375

Total recoveries	62,923	61,404	67,478	50,617	44,139

Net charge-offs	(214,824)	(235,275)	(247,907)	(246,532)	(187,090)

Provision charged to expense	217,263	249,269	247,585	263,700	224,318

Allowance for loans (sold) acquired, net	(970)	20,909	70,035	62,099	29,083

Balance, end of period	$829,770	$828,301	$793,398	$723,685	$644,418

Average loans and leases (1)	$71,517,308	$66,107,479	$57,857,069	$50,851,417	$46,587,780

Net charge-offs as a percentage of average loans and leases (1)	.30%	.36%	.43%	.48%	.40%

(1)	Loans and leases are net of unearned income and include loans held for sale.

Deposits and Other Borrowings

Client deposits generated through the BB&T branch network are the largest source of funds used to support asset growth. Total deposits at December 31, 2005, were $74.3 billion, an increase of $6.6 billion, or 9.7%, compared to year-end 2004. The increase in deposits during 2005 was driven by a $4.4 billion, or 15.8% increase in certificates of deposit (“CDs”) and other time deposits, a $1.2 billion, or 10.0% increase in noninterest-bearing deposits, and a $1.1 billion, or 4.8% increase in money-rate savings accounts. For the year ended December 31, 2005, total deposits averaged $70.3 billion, an increase of $5.5 billion, or 8.5%, compared to 2004. The increase in average deposits was the result of a $2.9 billion, or 10.9% increase in average CDs and other time deposits, a $1.4 billion, or 6.2% increase in average money rate savings accounts, and a $1.2 billion, or 10.2% increase in noninterest-bearing deposits. The overall increase in average deposits included the impact of the acquisition of Republic during the second quarter of 2004, which added deposits of $2.5 billion.

CDs and other time deposits represent the largest component of BB&T’s deposits and composed 41.7% of total average deposits for 2005, compared to 40.8% at year-end 2004. Average money-rate savings accounts are the second largest source and comprised 33.1% of total average deposits for 2005 compared to 33.8% for 2004. The remainder of the portfolio is comprised of noninterest-bearing deposits and savings and interest-checking accounts, which comprised 18.3% and 7.0%, respectively, of total average deposits in the current year, compared to 18.0% and 7.4%, respectively, for last year. The increase in the percentage of CDs and other time deposits to total deposits during 2005 was primarily a result of the Corporation decreasing its reliance on federal funds purchased and securities sold under repurchase agreements, and instead relying to a greater degree on wholesale deposit products. The decision to use wholesale deposit products was primarily due to more attractive pricing of these types of funding sources. During the fourth quarter of 2005, the growth in CDs and other time deposits was generated by retail CDs in BB&T’s branch network, while wholesale funding products declined compared to the third quarter, as management emphasized retail CDs.

The average rate paid on interest-bearing deposits increased to 2.18% during 2005, from 1.37% in 2004. This increase resulted primarily from the steady interest rate increases by the Federal Reserve which began during the second half of 2004 and resulted in BB&T increasing its rates on its interest-bearing deposit products. The average rates paid on the various categories of interest-bearing deposits also increased as follows: other time deposits, including individual retirement accounts and certificates of deposit, increased to 3.07% in the current year from 2.11% in 2004; money rate savings accounts increased to 1.42% in the current year from .74% in 2004; interest checking increased to .80% in 2005 from .33% in 2004; and savings deposits increased to .22% in 2005 from .17% in 2004.

BB&T also uses various types of shorter-term borrowings in meeting funding needs. While client deposits remain the primary source for funding loan originations, management uses shorter-term borrowings as a supplementary funding source for loan growth. Shorter-term borrowings comprised 7.1% of total funding needs on average in 2005 as compared to 6.8% in 2004. See Note 9 “Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds” in the “Notes to Consolidated Financial Statements” herein for further disclosure. The types of shorter-term borrowings utilized by the Corporation include Federal funds purchased, which composed 17.1% of total shorter-term borrowings, and securities sold under repurchase agreements, which comprised 41.1% of shorter-term borrowings at year-end 2005. Master notes, U.S. Treasury tax and loan deposit notes, short-term bank notes and short-term Federal Home Loan Bank (“FHLB”) advances are also utilized to meet short-term funding needs. Shorter-term borrowings at the end of 2005 were $6.6 billion, relatively unchanged compared to year-end 2004. Average shorter-term borrowings totaled $7.4 billion during 2005 compared to $6.6 billion last year. The increase in average shorter-term borrowings was primarily to fund healthy loan growth during 2005; however, these funds were replaced with other funding sources later in the year resulting in the slight decline in the balance at December 31, 2005 compared to year-end 2004. The rates paid on average shorter-term borrowings increased from 1.37% in 2004 to 3.04% during 2005. The increase in the cost of shorter-term borrowings resulted from recent actions by the Federal Reserve Board, which increased the targeted Federal funds rate by 125 basis points during the second half of 2004 and 200 basis points during 2005. At December 31, 2005, the targeted federal funds rate was 4.25% as compared to its lowest level of 1.00% set in June 2003. The following table summarizes certain pertinent information for the past three years with respect to BB&T’s shorter-term borrowings:

Table 13

Federal Funds Purchased, Securities Sold Under

Agreements to Repurchase and Short-Term Borrowed Funds

	As of / For the Year Ended Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Securities Sold Under Agreements to Repurchase
Maximum outstanding at any month-end during the year	$4,269,150	$3,689,890	$3,177,747
Balance outstanding at end of year	2,699,435	2,520,956	2,831,068
Average outstanding during the year	3,504,940	3,077,625	2,603,343
Average interest rate during the year	3.04%	1.38%	1.29%
Average interest rate at end of year	3.73	2.12	1.11

Federal Funds Purchased and Short-term Borrowed Funds
Maximum outstanding at any month-end during the year	$5,447,348	$5,319,379	$4,503,832
Balance outstanding at end of year	3,862,284	4,166,916	4,503,832
Average outstanding during the year	3,880,886	3,512,846	2,537,500
Average interest rate during the year	3.04%	1.36%	0.97%
Average interest rate at end of year	3.93	2.03	0.91

BB&T also utilizes long-term debt to provide both funding and, to a lesser extent, regulatory capital. Long-term debt comprised 11.4% of total funding needs on average during 2005 and 11.3% in 2004. See Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for further disclosure. Long-term debt at December 31, 2005 totaled $13.1 billion, an increase of $1.7 billion, or 14.9%, from year-end 2004. For the year ended December 31, 2005, average long-term debt increased $1.1 billion, or 9.9%, compared to the average for 2004. BB&T’s long-term debt consists primarily of FHLB advances, which composed 43.3% of total outstanding long-term debt at December 31, 2005, and subordinated notes of BB&T Corporation, which composed 25.5% of the year-end balance. FHLB advances are cost-effective long-term funding sources that provide BB&T with the flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity. The remaining long-term debt consists of both secured and unsecured senior and subordinated borrowings by Branch Bank, junior subordinated debt to unconsolidated trusts issued by the Corporation, and capital leases. The average rate paid on long-term debt increased from 3.48% during 2004 to 4.22% during 2005 primarily because BB&T has issued floating rate instruments or elected to swap a portion of its fixed-rate long-term debt to floating rates.

The increase in long-term debt during 2005 was primarily the result of the issuance of $500 million of capital securities by BB&T Corporation and $1.25 billion of senior floating rate debt issued by Branch Bank during 2005. The proceeds from the capital securities offering are being used to fund repurchases of BB&T’s common stock, acquisitions of other companies or their assets, extending credit to or funding investments in BB&T’s subsidiaries and for other general corporate purposes. The proceeds from the senior floating rate debt offerings are being used for general bank funding purposes.

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

On June 30, 2005, BB&T exchanged $350 million of subordinated notes maturing in 2025 and bearing an interest rate of 6.375% for $400 million aggregate principal amount of subordinated global notes maturing in 2017 and bearing an interest rate of 4.90%. This exchange was accounted for in accordance with Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). The transaction gave rise to substantially similar debt as defined by EITF 96-19 and, therefore, resulted in no immediate gain or loss. The financing costs relating to this exchange were deferred and will be amortized over the life of the $400 million subordinated global notes.

During 2004, Branch Bank issued $500 million of senior floating rate debt maturing in June 2007. The proceeds from the offering are being used for general bank funding purposes. On October 27, 2004, BB&T Corporation issued $600 million of subordinated global notes maturing in November 2019. The proceeds from this offering are being used to fund repurchases of BB&T’s common stock, acquisitions of other companies or their assets, extending credit to or funding investments in BB&T’s subsidiaries and for other general corporate purposes.

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

Analysis of Results of Operations

Consolidated net income for 2005 totaled $1.65 billion, which generated basic earnings per share of $3.02 and diluted earnings per share of $3.00. Net income for 2004 was $1.56 billion and net income for 2003 totaled $1.06 billion. Basic earnings per share were $2.82 in 2004 and $2.09 in 2003, while diluted earnings per share were $2.80 and $2.07 for 2004 and 2003, respectively.

Two important and commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets) and return on average shareholders’ equity (net income as a percentage of average common shareholders’ equity). BB&T’s returns on average assets were 1.58%, 1.62% and 1.25% for the years ended December 31, 2005, 2004 and 2003, respectively. The returns on average common shareholders’ equity were 14.95%, 14.71% and 11.97% for the last three years.

Merger-Related and Restructuring Charges

Mergers and acquisitions have played an important role in the development of BB&T’s franchise. BB&T has been an active acquirer of financial institutions, insurance agencies and other nonbank fee income producing businesses for many years. However, in 2004, management elected not to announce any new bank or thrift acquisitions during 2004 and 2005, and instead focus on integrating recent acquisitions and improving internal growth. Refer to Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for a summary of mergers and acquisitions consummated during the three years ended December 31, 2005. As a result of these activities, the consolidated results of operations for the three year period covered by this discussion include the effects of merger-related and restructuring charges, as well as expenses and certain gains related to the consummation of the transactions.

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

During 2005, BB&T recorded net merger-related and restructuring credits, or gains of $10.7 million, which are reflected in BB&T’s Consolidated Statements of Income as a separate category of noninterest expenses. These amounts were primarily associated with the sale of duplicate facilities and the finalization of severance and other personnel-related liabilities in connection with the First Virginia Banks, Inc. (“First Virginia”) and Republic acquisitions on terms more beneficial than originally estimated.

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

The following table presents the components of merger-related and restructuring charges included in noninterest expenses. This table includes changes to previously recorded merger-related accruals and period expenses for merger-related items that must be expensed as incurred. Items that are required to be expensed as incurred include certain expenses associated with systems conversions, data processing, training, and other costs.

Table 14

Summary of Merger-Related and Restructuring Charges

(Dollars in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Severance and personnel-related charges	$(4,808)	$8,976	$20,834
Occupancy and equipment charges	(5,093)	(11,752)	22,290
Systems conversions and related charges	3	580	5,271
Marketing and public relations	—	4,038	7,565
Asset write-offs, and other merger-related charges	(843)	3,676	33,815

Total	$(10,741)	$5,518	$89,775

Severance and personnel-related costs or credits include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination or reversals of previously estimated amounts, which typically occur in corporate support and data processing functions. BB&T did not have any job eliminations in connection with mergers during 2005. During 2004, BB&T estimated that 200 positions would be eliminated and receive severance in connection with the acquisition of Republic and 225 employees did, in fact, receive severance in 2004. Nine former employees continued to receive severance payments during 2005. During 2003, BB&T estimated that 1,918 positions would be eliminated and receive severance and 980 employees did, in fact, receive severance during 2003. Substantially all of the remaining positions involved employees who voluntarily resigned or were offered positions elsewhere within BB&T. These former employees did not receive severance. A total of 551 of the employees whose jobs were eliminated received severance payments during 2004.

Occupancy and equipment charges or credits represent merger-related costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment. Credits may result when obsolete properties or equipment are sold for more than originally estimated. Systems conversions and related charges include expenses necessary to convert and combine the acquired branches and operations of merged companies. Marketing and public relations costs represent direct media advertising related to the acquisitions. The other merger-related charges are composed of asset and supply inventory write-offs, litigation accruals, and other similar charges.

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

	First Virginia Banks, Inc
	(Dollars in thousands)
	Balance January 1, 2004	Accrued at acquisition	Merger- related and restructuring charges	Utilized	Purchase Price Adjustments (1)	Other, net	Balance December 31, 2004
Severance and personnel-related charges	$18,895	$—	$3,126	$(13,455)	$(1,007)	$—	$7,559
Occupancy and equipment charges	23,689	—	2,107	(18,132)	(1,518)	—	6,146
Systems conversions and related charges	20,735	—	2,227	(8,815)	(14,147)	—	—
Other merger-related charges	2,675	—	(4,048)	1,460	—	—	87

Total	$65,994	$—	$3,412	$(38,942)	$(16,672)	$—	$13,792

	Balance January 1, 2005	Accrued at acquisition	Merger- related and restructuring charges	Utilized	Purchase Price Adjustments	Other, net	Balance December 31, 2005
Severance and personnel-related charges	$7,559	$—	$(1,190)	$(1,865)	$—	$—	$4,504
Occupancy and equipment charges	6,146	—	(3,526)	(1,024)	—	1,121	2,717
Systems conversions and related charges	—	—	3	(3)	—	—	—
Other merger-related charges	87	—	(107)	(235)	—	255	—

Total	$13,792	$—	$(4,820)	$(3,127)	$—	$1,376	$7,221

(1)	Primarily relates to favorable settlement of information technology contracts as a result of leveraging existing relationships with vendors.

The remaining accruals at December 31, 2005, for First Virginia primarily relate severance payments for certain executive officers and costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future because they relate to specific contracts or legal obligations that expire in later years, or they relate to the disposal of duplicate facilities and equipment, which may take longer to complete.

Activity with respect to the merger and restructuring accruals for all other mergers, which are discussed above, is presented in the accompanying table:

	All Other Mergers
	(Dollars in thousands)
	Balance January 1, 2004	Accrued at acquisition	Merger- related and restructuring charges	Utilized	Purchase Price Adjustments	Other, net	Balance December 31, 2004
Severance and personnel-related charges	$8,955	$6,732	$5,850	$(10,959)	$723	$(4,202)	$7,099
Occupancy and equipment charges	25,007	3,261	(13,859)	(5,001)	—	—	9,408
Systems conversions and related charges	—	7,196	(1,647)	(4,871)	(678)	—	—
Other merger-related charges	8,395	2,483	11,762	(19,143)	(333)	1,033	4,197

Total	$42,357	$19,672	$2,106	$(39,974)	$(288)	$(3,169)	$20,704

	Balance January 1, 2005	Accrued at acquisition	Merger- related and restructuring charges	Utilized	Purchase Price Adjustments	Other, net	Balance December 31, 2005
Severance and personnel-related charges	$7,099	$75	$(3,618)	$(2,382)	$333	$—	$1,507
Occupancy and equipment charges	9,408	170	(1,567)	(2,970)	—	(152)	4,889
Systems conversions and related charges	—	—	—	—	—	—	—
Other merger-related charges	4,197	1,440	(736)	(2,102)	526	(401)	2,924

Total	$20,704	$1,685	$(5,921)	$(7,454)	$859	$(553)	$9,320

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

In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2005 are expected to be utilized during 2006, unless they relate to specific contracts that expire in later years.

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

Table 15

FTE Net Interest Income and Rate / Volume Analysis

For the Years Ended December 31, 2005, 2004 and 2003

										2005 vs. 2004			2004 vs. 2003
	Average Balances			Yield / Rate			Income / Expense			Increase (Decrease)	Change due to		Increase (Decrease)	Change due to
	2005	2004	2003	2005	2004	2003	2005	2004	2003		Rate	Volume		Rate	Volume
	(Dollars in thousands)
Assets
Securities, at amortized cost (1):
U.S. Treasury securities	$120,535	$131,997	$171,028	3.05%	2.93%	3.04%	$3,676	$3,865	$5,203	$(189)	$156	$(345)	$(1,338)	$(189)	$(1,149)
U.S. government-sponsored entity securities (6)	12,298,615	13,882,763	11,603,010	3.78	3.91	4.65	465,491	542,720	539,560	(77,229)	(16,841)	(60,388)	3,160	(93,526)	96,686
Mortgage-backed securities	6,105,802	2,593,452	3,430,021	4.72	4.52	5.09	288,088	117,175	174,703	170,913	5,414	165,499	(57,528)	(18,208)	(39,320)
States and political subdivisions	699,380	827,260	901,579	6.73	6.51	6.83	47,079	53,822	61,571	(6,743)	1,812	(8,555)	(7,749)	(2,826)	(4,923)
Other securities	695,704	386,591	635,555	4.97	3.25	5.01	34,551	12,569	31,825	21,982	8,738	13,244	(19,256)	(9,096)	(10,160)
Trading securities	547,124	396,209	316,687	2.64	2.09	2.66	14,469	8,278	8,421	6,191	2,544	3,647	(143)	(2,013)	1,870

Total securities (5)	20,467,160	18,218,272	17,057,880	4.17	4.05	4.81	853,354	738,429	821,283	114,925	1,823	113,102	(82,854)	(125,858)	43,004
Other earning assets (2)	718,325	620,451	548,403	3.06	1.79	1.39	22,009	11,088	7,659	10,921	8,945	1,976	3,429	2,340	1,089
Loans and leases, net of unearned income (1)(3)(4)(5)	71,517,308	66,107,479	57,857,069	6.59	5.87	6.06	4,713,136	3,878,548	3,504,656	834,588	501,581	333,007	373,892	(113,000)	486,892

Total earning assets	92,702,793	84,946,202	75,463,352	6.03	5.45	5.74	5,588,499	4,628,065	4,333,598	960,434	512,349	448,085	294,467	(236,518)	530,985

Non-earning assets	11,909,089	11,329,792	9,864,376

Total assets	$104,611,882	$96,275,994	$85,327,728

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Savings and interest checking	$4,894,886	$4,797,668	$3,904,880	0.43	0.22	0.33	21,011	10,709	12,778	10,302	10,081	221	(2,069)	(4,602)	2,533
Money rate savings	23,264,482	21,907,558	18,219,720	1.42	0.74	0.76	330,744	162,561	137,800	168,183	157,530	10,653	24,761	(2,649)	27,410
Other time deposits	29,308,871	26,427,935	25,309,123	3.07	2.11	2.39	900,079	556,390	605,099	343,689	277,694	65,995	(48,709)	(74,595)	25,886

Total interest-bearing deposits	57,468,239	53,133,161	47,433,723	2.18	1.37	1.59	1,251,834	729,660	755,677	522,174	445,305	76,869	(26,017)	(81,846)	55,829
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	7,385,826	6,590,471	5,140,843	3.04	1.37	1.13	224,552	90,117	58,842	134,435	122,365	12,070	31,275	13,388	17,887
Long-term debt	11,958,681	10,886,199	11,710,281	4.22	3.48	3.87	504,583	378,695	458,268	125,888	86,067	39,821	(79,573)	(44,298)	(35,275)

Total interest-bearing liabilities	76,812,746	70,609,831	64,284,847	2.58	1.70	1.97	1,980,969	1,198,472	1,272,787	782,497	653,737	128,760	(74,315)	(112,756)	38,441

Noninterest-bearing deposits	12,878,120	11,682,911	9,514,435
Other liabilities	3,855,523	3,386,538	2,633,214
Shareholders’ equity	11,065,493	10,596,714	8,895,232

Total liabilities and shareholders’ equity	$104,611,882	$96,275,994	$85,327,728

Average interest rate spread				3.45%	3.75%	3.77%

Net interest margin				3.89%	4.04%	4.06%	$3,607,530	$3,429,593	$3,060,811	$177,937	$(141,388)	$319,325	$368,782	$(123,762)	$492,544

(1)	Interest income from securities, loans and leases includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of approximately 35% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $82.7 million, $81.4 million and $(21.2 million) for the three years ended December 31, 2005, 2004 and 2003, respectively.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at fair value.
(6)	Includes stock issued by the FHLB of Atlanta.

For 2005, net interest income on an FTE-adjusted basis totaled $3.6 billion, compared with $3.4 billion in 2004 and $3.1 billion in 2003. The 5.2% increase in net interest income during 2005 resulted because the benefit from strong earning asset growth more than offset the adverse impact of the steady increase in short-term rates, which caused funding costs to increase faster than interest on earning assets.

The FTE-adjusted net interest margin is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The FTE-adjusted net interest margin was 3.89% in 2005, 4.04% in 2004 and 4.06% in 2003. The average yield on interest earning assets increased 58 basis points compared to the average yield during 2004, while the average cost of funds over the same time period increased 88 basis points. The faster increase in the cost of funds compared to interest-earning assets is primarily a result of a delay in the repricing of earning assets compared to interest-bearing liabilities. While many of BB&T’s liabilities reprice in a short period of time after an increase in rates, there is typically a delay of between three and eighteen months before BB&T’s assets will be repriced. Therefore, once interest rates stabilize BB&T will continue to benefit from repricing of earning-assets and should not experience a similar rise in its cost of funding. In addition to the lag effect described above, the margin was also negatively affected by a flattening yield curve during 2005. Financial services companies, like BB&T, borrow money from clients and pay short-term rates, and invest assets in longer-term maturities, which generally produce an interest spread. During 2005, while short-term rates were rising in response to the Federal Reserve Boards actions, there was not a similar increase in longer-term rates. BB&T’s net interest margin was also negatively impacted by a reduction in benefits from interest-rate swaps when compared to 2004. BB&T’s management expects that interest rates will stabilize during 2006 and, given a return to a more traditional yield curve, BB&T’s net interest margin will also stabilize.

Provision for Credit Losses

A provision for credit losses is charged against earnings in order to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that reflects management’s best estimate of probable losses inherent in the credit portfolios at the balance sheet date. The amount of the provision is based on continuing assessments of nonperforming and “watch list” loans and associated unfunded credit commitments, analytical reviews of loss experience in relation to outstanding loans and funded credit commitments, loan charge-offs, nonperforming asset trends and management’s judgment with respect to current and expected economic conditions and their impact on the loan portfolio and outstanding unfunded credit commitments. The methodology used is described in the “Overview and Description of Business” section under the heading “Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments.” The provision for credit losses recorded by BB&T in 2005 was $217.3 million, compared with $249.3 million in 2004 and $247.6 million in 2003.

The provision for credit losses decreased 12.8% during 2005 while the total loan and lease portfolio increased 10.1% compared to the balance outstanding at the end of 2004. Net charge-offs were .30% of average loans and leases for 2005 compared to .36% of average loans during 2004. The allowance for loan and lease losses was 1.10% of loans and leases outstanding and was 3.60x total nonaccrual and restructured loans and leases at year-end 2005, compared to 1.18% and 2.99x, respectively, at December 31, 2004. The small increase from 2003 and the decrease compared with 2004 in the provision for credit losses reflects these improving credit quality trends and growth in the credit portfolios. Management expects these positive asset quality trends to stabilize in 2006.

Noninterest Income

Noninterest income has become, and will continue to be, a significant contributor to BB&T’s financial success. Noninterest income includes service charges on deposit accounts, trust revenue, mortgage banking income, investment banking and brokerage fees and commissions, insurance commissions, gains and losses on securities transactions and other commissions and fees derived from other activities. Noninterest income as a percentage of total revenues has steadily increased in recent years, totaling 39.1% for 2005 due to BB&T’s emphasis on growing and expanding its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates.

The following table provides a breakdown of BB&T’s noninterest income:

Table 16

Noninterest Income

				% Change
	Years Ended December 31,			2005 v. 2004	2004 v. 2003
	2005	2004	2003
	(Dollars in thousands)
Service charges on deposits	$542,655	$523,319	$437,524	3.7%	19.6%
Mortgage banking income	103,757	110,075	109,423	(5.7)	.6
Trust income	140,630	119,479	113,227	17.7	5.5
Insurance commissions	714,189	619,055	395,820	15.4	56.4
Securities gains, net	113	6,133	126,211	(98.2)	(95.1)
Bankcard fees and merchant discounts	112,132	102,098	83,927	9.8	21.7
Investment banking and brokerage fees and commissions	289,647	264,789	247,394	9.4	7.0
Other nondeposit fees and commissions	257,173	216,498	180,045	18.8	20.2
Income from bank-owned life insurance	93,770	91,883	98,700	2.1	(6.9)
Other noninterest income	71,556	65,942	35,068	8.5	88.0

Total noninterest income	$2,325,622	$2,119,271	$1,827,339	9.7%	16.0%

The 9.7% growth in noninterest income was the result of increased revenues from insurance commissions, trust income, bankcard fees and merchant discounts, service charges on deposit accounts, investment banking brokerage fees and commissions and other nondeposit fees and commissions. These increases were partially offset by a decline in gains from sales of securities and mortgage banking income. The 16.0% growth in noninterest income for 2004 was led by increased revenues from BB&T’s insurance operations as well as growth in income from service charges on deposit accounts, bankcard fees and merchant discounts, and other nondeposit fees and commissions. These increases were partially offset by a significant decline in gains from sales of securities. The major categories of noninterest income and fluctuations in these amounts are discussed in the following paragraphs. These fluctuations reflect the impact of acquisitions.

Service charges on deposit accounts represent BB&T’s second largest category of noninterest revenue. During 2005, BB&T experienced a 3.7% increase in revenue from service charges on deposit accounts compared to 2004. The primary reasons for the increase were higher revenues from overdraft items due to pricing increases and changes in fee structure, which increased revenues $40.1 million compared to 2004. This increase was partially offset by declines in commercial account analysis fees as a result of higher earnings credits and a reduction in monthly account service fees on certain personal and business services, which reduced revenues $8.0 million and $10.7 million, respectively, compared to last year. Management frequently monitors the pricing of various deposit products and services to ensure that BB&T remains competitive. During 2004, BB&T experienced a 19.6% increase in revenue from service charges on deposit accounts compared to 2003. The primary reasons for the increase were the purchases of Republic and First Virginia, improved collection of NSF and overdraft charges on commercial and personal accounts, and growth in commercial account analysis fees, which were $8.4 million, $60.8 million, and $11.8 million, respectively, more than in 2003. Additionally, the robust growth in noninterest bearing commercial and consumer deposit accounts during 2004 led to a higher level of transaction activity and related service fees, which offset the effect of the introduction of new lower-fee deposit products during 2003 and 2004 in response to intense price competition within BB&T’s markets.

Income from mortgage banking activities includes gains and losses from the sale of mortgage loans, revenue from servicing mortgage loans, valuation adjustments for mortgage servicing rights, mortgage servicing rights-related derivative gains/losses and amortization related to mortgage servicing rights. Mortgage banking income totaled $103.8 million in 2005, $110.1 million in 2004 and $109.4 million in 2003. The following table provides a breakdown of the various components of mortgage banking income and related statistical information:

Table 17

Mortgage Banking Income and Related Statistical Information

				% Change
	As of/ For the Years Ended December 31,			2005 v. 2004	2004 v. 2003
Mortgage Banking Income	2005	2004	2003
	(Dollars in thousands)
Residential mortgage production revenues	$58,217	$61,805	$200,234	(5.8)%	(69.1)%
Residential mortgage servicing revenues	95,903	92,536	101,619	3.6	(8.9)
Commercial mortgage banking revenues	27,338	21,545	18,820	26.9	14.5
Amortization of mortgage servicing rights	(87,175)	(90,994)	(154,905)	(4.2)	(41.3)
Mortgage servicing rights valuation recaptures (impairment)	85,991	8,496	(36,844)	NM	NM
Mortgage servicing rights derivative hedge (losses) gain	(76,517)	16,687	(19,501)	NM	NM

Net	9,474	25,183	(56,345)	(62.4)	(144.7)

Total mortgage banking income	$103,757	$110,075	$109,423	(5.7)%	.6%

NM—notmeaningful				% Change
	As of/ For the Years Ended December 31,			2005 v. 2004	2004 v. 2003
Mortgage Banking Statistical Information	2005	2004	2003
	(Dollars in millions)
Residential mortgage originations	$10,528	$9,961	$19,392	5.7%	(48.6)%
Residential mortgage loans serviced for others	25,844	24,526	24,868	5.4	(1.4)
Residential mortgage loan sales	4,835	5,323	13,100	(9.2)	(59.4)
10 Year Treasury Note Rate at period end	4.39%	4.22%	4.25%
Change in 10 Year Treasury Note Rate during period	0.17	(0.03)	0.43
Commercial mortgage originations	$2,038	$1,554	$1,668	31.1	(6.8)
Commercial mortgage loans serviced for others	8,092	6,706	6,936	20.7	(3.3)

The 5.7% decline in mortgage banking income was primarily a result of a decrease in the net impact of the valuation adjustment for mortgage servicing rights and related derivatives, which declined $15.7 million, or 62.4% compared to 2004. During 2005, BB&T recorded $86.0 million of recapture for the valuation of mortgage servicing rights as compared to $8.5 million in 2004. BB&T enters into a variety of derivative financial instruments to mitigate the risk associated with the valuation of mortgage servicing rights and has in the past used other economic risk management strategies, including the use of trading securities. During 2005 and 2004, BB&T recorded (losses)/gains related to its derivative financial instruments and other risk management strategies of $(76.5 million) and $16.7 million, respectively. In addition, mortgage production revenues declined 5.8% due to a lower volume of residential mortgage loan sales in 2005 compared to 2004. While residential mortgage originations increased from $10.0 billion in 2004 to $10.5 billion in 2005, a higher percentage of the 2005 originations were adjustable-rate mortgages, which BB&T typically retains in its loan portfolio. Commercial mortgage banking revenues, which are generated by BB&T’s subsidiary, Laureate Capital LLC (“Laureate”), increased 26.9%, or $5.8 million, due to a higher volume of loan originations. Laureate also increased its presence during 2005 with the acquisition of two firms specializing in commercial mortgage banking. Overall, mortgage banking income in 2004 was relatively unchanged compared to 2003; however, the components of income fluctuated as higher mortgage interest rates resulted in lower refinance activity and, consequently, less mortgage production revenue, but resulted in a recapture of the valuation allowance offsetting mortgage servicing rights. This is in contrast to 2003 when refinance activity resulting from very low mortgage rates produced record levels of mortgage production and related revenues, but also resulted in a large impairment in the value of BB&T’s mortgage servicing rights. The mortgage servicing rights impairment which resulted in 2003 was largely offset by securities gains, which were utilized by BB&T as an economic risk management strategy prior to BB&T adopting a strategy that is dependent upon derivative financial instruments.

Revenues from BB&T’s extensive insurance agency/brokerage operations were the largest source of noninterest income during 2005 and 2004. Internal growth, combined with the expansion of BB&T’s insurance agency network through acquisitions during the last two years, resulted in growth of 15.4% in 2005 and 56.4% in 2004. Commission income from CRC Insurance Services (“CRC”), BB&T’s wholly owned wholesale insurance broker, contributed approximately $31.3 million in growth for the current year, while BB&T Insurance Services, Inc. and McGriff contributed an additional $18.9 million and $16.4 million of growth, respectively, compared to 2004. These increases were in property and casualty insurance commissions, which increased $66.6 million compared to 2004. Employee benefits commissions increased $15.7 million compared to 2004 and insurance fees and charges increased $14.5 million. The increase in commission income during 2004 was primarily related to the acquisition of McGriff, which contributed approximately $152.0 million of the $223.2 million increase. In addition, revenues from CRC contributed $47.4 million in growth in 2004 compared to 2003.

Revenue from corporate and personal trust services increased by $21.2 million, or 17.7%, in 2005 compared to 2004. Trust revenues are based on the types of services provided as well as the overall value of the assets managed, which is affected by stock market conditions. The increase in trust service income in 2005 was primarily a result of the acquisition of Sterling Capital Management LLC (“Sterling”), which contributed approximately $15.2 million in growth in the current year. In addition, administrative fees from proprietary mutual funds increased $5.2 million in 2005 compared to 2004. The increase in trust revenues during 2004 was primarily due to the acquisition of First Virginia, which added $2.2 billion in assets under management at the beginning of the third quarter of 2003 and to increases in proprietary mutual fund management fees. The increase in assets under management from First Virginia was offset by the loss of $2.4 billion in trust assets from the North Carolina state employees’ 401 (k) plan, which transferred to a successor trustee at the end of the quarter. The timing of these transfers had a net positive impact on 2004 trust income compared to 2003. The value of trust assets under management, including custodial accounts, increased during each of the last three years and was $32.9 billion, $28.4 billion and $27.2 billion at December 31, 2005, 2004 and 2003, respectively. The increase in assets under management during 2005 was primarily a result of the acquisition of Sterling, which added approximately $8 billion in assets. This increase was partially offset by a discontinuation of custodial responsibilities for approximately $4.5 billion of the assets of certain BB&T proprietary funds. The change in custodial responsibilities resulted in greater efficiencies for the shareholders of the BB&T Funds.

Net gains on sales of securities were $113 thousand in 2005 compared to $6.1 million in 2004. Net gains from sales of securities declined by 95.1% during 2004. During 2004, BB&T shifted to a risk management strategy related to mortgage servicing rights and mortgage banking operations entirely dependant on derivatives. During the period of declining interest rates that existed in 2003, BB&T utilized the increases in the value of the available-for-sale securities portfolio as an economic hedge against the decline in the carrying value of BB&T’s mortgage servicing rights. The net securities gains taken in 2003 were used to offset the net writedowns in the value of mortgage servicing rights.

Investment banking and brokerage fees and commissions increased $24.9 million in 2005 compared to 2004 and $17.4 million in 2004 compared to 2003. These increases resulted primarily from growth in investment banking and retail brokerage revenues at BB&T’s full-service brokerage and investment banking subsidiary, Scott & Stringfellow. The primary contributor to the 2005 increase was the acquisition of Windsor Group, LLC by Scott and Stringfellow. The 2004 increase was a result of higher demand for investment services at Scott & Stringfellow due to the continued expansion of a new product line and an improving economic environment, which resulted in increased revenues of $10.2 million during 2004 compared to 2003. The majority of the remaining $7.2 million increase in investment banking and brokerage fees and commissions in 2004 compared to 2003 were related to BB&T Investment Services, Inc., and caused by higher investment services revenues from BB&T’s newer markets through the increase in the number of investment counselors in those markets. In addition, production levels from BB&T’s existing investment counselors also increased during 2004.

Other nondeposit fees and commissions, including bankcard fees and merchant discounts increased $50.7 million, or 15.9%, during 2005 compared to 2004. The principal drivers of the increase were check card interchange fees, bankcard fees and merchant discounts and debit card network interchange fees, which increased $16.1 million, $10.0 million, $9.4 million, respectively, compared to 2004. In addition, fees from money orders and official checks increased $8.2 million compared to 2004. The primary sources of the 2004 increase compared to 2003 were bankcard fees and merchant discounts, check card interchange fees, debit card network interchange fees, business check card interchange fees, and check card foreign ATM fees, which increased $18.2 million, $13.2 million, $4.0 million, $4.2 million, and $4.6 million, respectively, compared to 2003. In addition, the acquisitions of Republic and First Virginia contributed to the revenue growth.

BB&T has purchased life insurance coverage on certain of its officers for whom it has an insurable interest. Income from bank-owned life insurance increased slightly compared to 2004 primarily due to an increase in death proceeds on certain policies, which were partially offset by a decline in the market yields used to credit interest income to such policies. The 6.9% decline in 2003 was a result of declining market yields. BB&T has not purchased any additional contracts under this program since mid-year 2002.

Other income increased by 8.5%, or $5.6 million in 2005 compared to 2004. The increase during 2005 was primarily due to higher income from limited partnership investments, which increased $7.2 million compared to last year. In addition, trading income at Scott & Stringfellow increased $6.9 million compared to last year due to increased activity in the trading portfolio. This increase was offset by decreases related to derivative valuations and ineffectiveness of hedging derivatives, and lower income from various financial assets isolated for the purpose of providing post-employee benefits of $4.5 million and $2.8 million, respectively, during 2005 as compared to 2004. During 2004, other income increased by 88.0% primarily due to a $12.7 million fair value adjustment related to miscellaneous investments made by a small business investment company and higher income from investments in limited partnerships, which were up $6.2 million. Another contributing factor was growth in revenues from check sales, which increased $5.6 million, primarily due to the acquisitions of First Virginia and Republic.

The ability to generate significant amounts of noninterest revenue in the future will be very important to the continued financial success of BB&T. Through its subsidiaries, BB&T will continue to focus on asset management, mortgage banking, trust, insurance, investment banking and brokerage services, as well as other fee-producing products and services. BB&T plans to continue to pursue acquisitions of additional insurance agencies and asset management companies, as well as explore strategic acquisitions of other nonbank entities as a means of expanding fee-based revenues. Also, among BB&T’s principal strategies following the acquisition of a financial institution is the cross-sell of noninterest income generating products and services to the acquired institution’s client base.

Noninterest Expense

Noninterest expense totaled $3.2 billion in 2005, $2.9 billion in 2004 and $3.0 billion in 2003. Certain significant items principally stemming from mergers and acquisitions were recorded as noninterest expenses during 2005, 2004 and 2003. In 2005, $10.7 million in pretax merger-related credits were recorded, in 2004 there was $5.5 million in merger-related charges, and in 2003, $89.8 million of merger-related charges were recognized. Additional disclosures related to these merger-related charges are presented in “Merger-Related and Restructuring Charges.” Noninterest expenses for 2005 also include a $44.0 million pre-tax one-time, non-cash adjustment that was recorded to account for escalating lease payments and the amortization of leasehold improvements. In addition, noninterest expense for 2003 includes a loss from the early termination of FHLB advances in the amount of $384.9 million, which was part of a balance sheet restructuring that management undertook to enhance future earnings, reduce interest rate risk and exposure to market volatility, improve the net interest margin and re-align the securities portfolio.

The table below shows the components of noninterest expense and the discussion that follows explains the composition of certain categories and the factors that caused them to change in 2005 and 2004.

Table 18

Noninterest Expense

				% Change
	Years Ended December 31,			2005 v. 2004	2004 v. 2003
	2005	2004	2003
	(Dollars in thousands)
Salaries and wages	$1,474,135	$1,338,308	$1,174,121	10.1%	14.0%
Pension and other employee benefits	311,069	293,449	271,419	6.0	8.1

Total personnel expenses	1,785,204	1,631,757	1,445,540	9.4	12.9
Net occupancy expense on bank premises	273,824	212,346	180,029	29.0	18.0
Furniture and equipment expense	197,674	203,178	191,138	(2.7)	6.3

Total occupancy and equipment expenses	471,498	415,524	371,167	13.5	12.0
Regulatory charges	13,775	14,910	13,348	(7.6)	11.7
Foreclosed property expense	23,176	26,272	19,329	(11.8)	35.9
Amortization of intangibles	112,307	106,348	55,650	5.6	91.1
Software	52,184	43,347	43,966	20.4	(1.4)
Telephone	42,574	47,034	45,118	(9.5)	4.2
Advertising and public relations	48,167	31,643	31,110	52.2	1.7
Travel and transportation	38,431	32,009	27,607	20.1	15.9
Professional services	93,272	75,822	70,518	23.0	7.5
Supplies	37,551	37,212	36,792	0.9	1.1
Loan processing expenses	98,239	84,253	78,887	16.6	6.8
Deposit related expense	37,578	34,249	28,571	9.7	19.9
Merger-related and restructuring charges	(10,741)	5,518	89,775	NM	(93.9)
Loss on early extinguishment of debt	2,943	—	384,898	NM	NM
Other noninterest expenses	320,343	309,965	302,453	3.3	2.5

Total noninterest expense	$3,166,501	$2,895,863	$3,044,729	9.3%	(4.9)%

NM—not meaningful

The 9.3% increase in total noninterest expense during 2005 compared to 2004 was primarily due to increased personnel costs, the one-time lease adjustment noted above, and increased advertising and professional services. The 4.9% decrease in total noninterest expense during 2004 compared to 2003 was primarily caused by the combination of lower merger-related charges and the losses on early termination of FHLB advances in 2003. No such losses were incurred in 2004. These comparative decreases were partially offset by additional noninterest expenses as a result of the acquisitions of Republic, McGriff and several other nonbank financial services companies during 2004, and the acquisition of First Virginia in July of 2003.

Total personnel expense is the largest component of noninterest expense and includes salaries and wages, as well as pension and other employee benefit costs. The 2005 increase of 9.4% resulted primarily from additional salaries and wages as a result of increased incentive compensation and increased staffing. Total salaries and wages expense increased $135.8 million in 2005 compared to 2004 as a result of higher insurance incentive compensation, investment banking incentive compensation, mortgage loan production incentive compensation and other annual performance compensation, which grew $33.9 million, $19.2 million, $8.2 million and $19.3 million, respectively, compared to 2004. In addition, other compensation costs increased $54.5 million, primarily due to increased costs associated with additional staffing. The 6.0% increase in pension and other employee benefit costs was also affected by the additional salaries and wages expense, which caused increases in social security taxes and defined contribution plan expenses, of $8.7 million and $3.5 million, respectively, compared to 2004. In addition, pension expense increased $2.4 million and health care expenses increased $5.7 million compared to 2004. These increases were offset by a $12.4 million reduction in the cost of retiree health care due to a change in the level of subsidy for post-retirement medical benefits, which was made effective during 2004. The 2004 increase of

12.9% resulted primarily from additional personnel expenses associated with the First Virginia, McGriff and Republic mergers. The 14.0% increase in salaries and wages was primarily attributable to the above mentioned mergers, as well as higher insurance incentive compensation, investment banking incentive compensation, and other annual performance compensation, which grew $28.3 million, $12.2 million, and $16.3 million, respectively, compared to 2003. These increases were partially offset by lower mortgage loan production incentive compensation, which decreased $34.2 million compared to last year due to significantly lower mortgage loan production in 2004. The 8.1% increase in pension and other employee benefit costs was also affected by the above mergers, which caused increases in all categories of benefit expenses compared to 2003. Additional disclosures relating to BB&T’s benefit plans can be found in Note 13 “Benefit Plans” in the “Notes to Consolidated Financial Statements.”

Net occupancy and equipment expense increased by $56.0 million, or 13.5% in 2005. The increase is primarily the result of the $44.0 million one-time lease adjustment previously mentioned. In addition, rent expense on building and premises, depreciation and amortization expense and building maintenance expense increased an additional $7.5 million, $3.0 million and $2.9 million, respectively, compared to 2004. During 2004, net occupancy and equipment expense increased 12.0%. Substantially all of the increase resulted from the acquisitions of Republic, McGriff and First Virginia, which collectively added approximately $37.1 million in occupancy and equipment expenses. This amount was comprised of higher rent on buildings and premises, furniture and equipment expenses, utilities expenses, and depreciation expenses, which increased by $16.1 million, $12.6 million, $4.4 million, and $4.0 million, respectively, compared to 2003. Additionally, building maintenance expenses and real estate taxes increased by $2.3 million and $2.7 million, respectively.

The increase in amortization expense associated with intangible assets in 2005 compared to 2004 was primarily due to the acquisitions of Windsor and Sterling, which added $4.5 million and $1.9 million, respectively in amortization expense in 2005 as compared to 2004. The increase during 2004 was primarily due to the acquisitions of First Virginia, McGriff and Republic, which added $21.7 million, $19.6 million and $6.5 million, respectively, in amortization expenses during 2004 compared to the prior year. See Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for a summary of completed mergers and acquisitions during the three year period ended December 31, 2005.

Loan processing expenses were up $14.0 million, or 16.6% compared to 2004. This increase was primarily driven by higher expenses on retail loans and home equity lines of credit and retail bankcard expenses, which increased $5.9 million and $7.8 million, respectively, compared to 2004. The 2004 increase of $5.4 million compared to 2003 was also primarily driven by higher expenses on retail loans and home equity lines of credit, merchant expenses and retail bankcard expenses, which increased $3.0 million, $3.3 million, and $1.2 million, respectively, compared to 2003. However, this increase was partially offset by declines of $1.2 million and $1.1 million in mortgage loan processing and sales finance expenses, respectively, as a result of the lower volume of such loans in 2004.

Other noninterest expenses, including professional services, increased $54.6 million, or 8.4%, compared to 2004, which reflected an increase of $33.7 million, or 5.4% compared to 2003. The 2005 increase was primarily the result of higher advertising expenses, professional fees, and software expenses. The majority of the 2004 increase resulted from higher taxes and license expenses, insurance claims expenses, employee travel, and higher net losses from the disposition of fixed assets and the acquisitions of Republic, McGriff and First Virginia. Please refer to Table 18 for additional detail on fluctuations in other categories of noninterest expense.

The effective management of the Company’s noninterest operating costs is another key contributor to BB&T’s financial success, especially as BB&T becomes a larger and more diverse company. In 2004, management announced plans to implement cost savings and revenue enhancement initiatives with a goal to produce $175 million in combined annual cost savings and revenue enhancements. Implementation of the initiatives began in the fourth quarter of 2004. Management expected that approximately $60 million would be realized in 2005 pursuant to this effort. During 2005, management estimates that approximately $75 million of cost savings and revenue enhancements were achieved. Management anticipates that substantially all of the $175 million of annual benefits will be achieved in 2006 or in early 2007.

Provision for Income Taxes

BB&T’s provision for income taxes totaled $813.0 million for 2005, an increase of $49.0 million, or 6.4%, compared to 2004. The provision for income taxes totaled $764.0 million in 2004 and $552.1 million in 2003. BB&T’s effective tax rates for the years ended 2005, 2004 and 2003 were 33.0%, 32.9% and 34.1%, respectively. The increased provision for income taxes in 2005 was the result of higher pretax income. The higher provision in 2004 compared to 2003 was due to higher pretax income during the year, which was offset by a decrease in the effective tax rate compared to 2003 attributable to the effects of adjustments related to deferred income taxes associated with BB&T’s leasing operations, which are discussed below. A reconciliation of the effective tax rate to the statutory tax rate is included in Note 12 “Income Taxes” in the “Notes to Consolidated Financial Statements” herein.

BB&T has extended credit to, and invested in, the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments together with certain other transactions that have favorable tax treatment have reduced BB&T’s overall effective tax rate from the statutory rate in 2005, 2004 and 2003. These transactions include entering into option contracts transferring future management of residual interests of certain leveraged leases to a wholly-owned foreign subsidiary for which BB&T intends to permanently reinvest the earnings.

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

In the normal course of business, BB&T is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2003, the IRS concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. Following its examination, the IRS issued a Revenue Agent Report assessing taxes and interest in the amount of $59.3 million related to BB&T’s income tax treatment of certain leveraged lease transactions which were entered into during the years under examination. The assessment, which was paid by BB&T during 2003, did not significantly affect BB&T’s consolidated results of operations in 2003 as it related primarily to differences in the timing of recognizing income and deductions for income tax purposes for which deferred taxes had been previously provided. Management continues to believe that BB&T’s treatment of these leveraged leases was appropriate and in compliance with the tax law and regulations applicable for the years examined. BB&T filed a refund request for the taxes and interest related to this matter which was denied by the IRS during the second quarter of 2004. Early in the fourth quarter of 2004, BB&T filed a lawsuit in the United States District Court for the Middle District of North Carolina to pursue a refund of $3.3 million in taxes plus interest assessed by the IRS related to a leveraged lease transaction entered into during 1997. While management expects that this litigation will not be resolved for one to two years, management believes that there will be no material impact on the results of operations or the financial condition of BB&T, regardless of the outcome of this litigation. Management continues to evaluate its alternatives with regard to the remaining amounts paid, which are related to BB&T’s tax treatment of leveraged lease transactions for the year ended December 31, 1998.

Market Risk Management

The effective management of market risk is essential to achieving BB&T’s strategic financial objectives. As a financial institution, BB&T’s most significant market risk exposure is interest rate risk; however, market risk also includes product liquidity risk, price risk and volatility risk. The primary objective of interest rate risk management is to minimize any adverse effect that changes in interest rates have on net interest income. This is accomplished through active management of asset and liability portfolios with a focus on the strategic pricing of asset and liability accounts and management of appropriate maturity mixes of assets and liabilities. The goal of these activities is the development of appropriate maturity and repricing opportunities in BB&T’s portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. BB&T’s ALCO monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed for proper fixed-rate and variable-rate mixes under various interest rate scenarios.

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

BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to manage the economic risk related to business loans, federal funds purchased, long-term debt, mortgage servicing rights, mortgage banking operations, and institutional certificates of deposit. BB&T’s derivatives resulted in an increase in net interest income of $52.0 million, $155.4 million and $124.2 million in 2005, 2004 and 2003, respectively.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties and are not a measure of financial risk. On December 31, 2005, BB&T had derivative financial instruments outstanding with notional amounts totaling $23.7 billion. The estimated fair value of open contracts used for risk management purposes at December 31, 2005 had net unrealized losses of $10.6 million.

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

BB&T’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions at December 31, 2005, and is not necessarily indicative of positions on other dates. The carrying amounts of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The table does not reflect the impact of hedging strategies.

Table 19

Interest Rate Sensitivity Gap Analysis

December 31, 2005

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Assets
Securities and other interest-earning assets (1)	$3,056,343	$6,878,475	$7,453,373	$4,079,093	$21,467,284
Federal funds sold and securities purchased under resale agreements or similar arrangements	286,233	—	—	—	286,233
Loans and leases (2)	46,907,400	12,589,064	8,216,535	7,310,489	75,023,488

Total interest-earning assets	50,249,976	19,467,539	15,669,908	11,389,582	96,777,005

Liabilities
Savings and interest checking (3)	1,746,406	654,902	349,281	1,615,426	4,366,015
Money rate savings (3)	9,819,548	3,682,331	1,963,910	9,083,083	24,548,872
Other time deposits	23,032,032	4,306,873	2,008,717	2,542,351	31,889,973
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	6,476,047	85,672	—	—	6,561,719
Long-term debt	270,834	3,748,994	271,011	8,827,720	13,118,559

Total interest-bearing liabilities	41,344,867	12,478,772	4,592,919	22,068,580	80,485,138

Asset-liability gap	$8,905,109	$6,988,767	$11,076,989	$(10,678,998)

Cumulative interest rate sensitivity gap	$8,905,109	$15,893,876	$26,970,865	$16,291,867

(1)	Securities based on amortized cost.
(2)	Loans and leases include loans held for sale and are net of unearned income.
(3)	Projected runoff of deposits that do not have a contractual maturity date was computed based on internal decay rate studies.

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

Table 20

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	December 31,		December 31,
	2005	2004	2005	2004
3.00%	10.25%	8.25%	1.20%	2.59%
1.50	8.75	6.75	0.76	2.07
No Change	7.25	5.25	—	—
(1.50)	5.75	3.75	(1.13)	(2.73)
(2.25)	NA	3.00	NA	(3.92)
(3.00)	4.25	NA	(1.95)	NA

NA = BB&T’s model typically calculates interest rate scenarios for both an increase and decrease of 1.50% and 3.00% change in rates. However, during 2004 a decrease of 3.00% in rates would have resulted in a negative federal funds rate and therefore an alternative scenario was modeled.

Management has established parameters for asset/liability management, which prescribe a maximum negative impact on interest sensitive income of 3% for the next twelve months for a linear change of 150 basis points for six months followed by a flat interest rate scenario for the remaining six month period, and a maximum negative impact of 6% for a linear change of 300 basis points over 12 months. It is management’s ongoing objective to effectively manage the impact of changes in interest rates and minimize any negative effects on earnings.

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

The primary source of funds used for Parent Company cash requirements has been dividends declared from the Banks, which totaled $1.4 billion during 2005, and net proceeds from the issuance of long-term debt, which totaled $415.9 million in 2005. Funds raised through master note agreements with commercial clients are placed on deposit with bank subsidiaries primarily for their use in meeting short-term funding needs and, to a lesser extent, to support the short-term temporary cash needs of the Parent Company. At December 31, 2005 and 2004, master note balances totaled $1.1 billion and $910.2 million, respectively.

During 2005, BB&T filed a universal shelf registration statement with the Securities and Exchange Commission to provide for the issuance of up to $2.5 billion of securities, which could include unsecured debt securities, shares of common stock, shares of preferred stock, depositary shares representing fractional interest in preferred stock, stock purchase contracts, stock purchase units, warrants to purchase debt securities, preferred stock or common stock, or units consisting of a combination of these securities. In addition, the universal shelf registration statement provided for the issuance of capital securities issued by BB&T Capital Trust I. During 2005, BB&T issued $500 million of capital securities under this registration statement, leaving $2.0 billion available for issuance under this universal shelf registration statement.

The Parent Company had six issues of subordinated notes outstanding at December 31, 2005 and 2004 totaling $3.3 billion and $3.4 billion, respectively. Please refer to Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” for additional information with respect to these subordinated notes.

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

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

The following table presents, as of December 31, 2005, BB&T’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. Further discussion of the nature of each obligation is included in Note 14 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

Table 21

Contractual Obligations and Other Commitments

December 31, 2005

	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
Contractual Cash Obligations
Long-term debt	$13,116,728	$270,834	$3,748,910	$270,918	$8,826,066
Capital lease obligations (1)	3,104	318	585	551	1,650
Operating leases	724,598	100,728	169,764	128,784	325,322
Commitments to fund affordable
housing investments	172,362	67,232	93,459	11,474	197
Time deposits	31,889,973	23,032,032	4,306,873	2,008,717	2,542,351

Total contractual cash obligations	$45,906,765	$23,471,144	$8,319,591	$2,420,444	$11,695,586

(1)	Including interest.

BB&T’s significant commitments include certain investments in affordable housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to these investments. At December 31, 2005, BB&T’s investments in such projects totaled $277.6 million, which includes outstanding commitments of $172.4 million. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. The Banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and commitments made. Please refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for further discussion of these investments in limited partnerships.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2005, do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in Note 1 “Summary of Significant Accounting Policies” and Note 18 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”

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

Merger and acquisition agreements of businesses other than financial institutions occasionally include additional incentives to the acquired entities to offset the loss of future cash flows previously received through ownership positions. Typically, these incentives are based on the acquired entity’s contribution to BB&T’s earnings compared to agreed-upon amounts. When offered, these incentives are typically issued for terms of three to eight years. As certain provision of these agreements do not specify dollar limitations, it is not possible to quantify the maximum exposure resulting from these agreements.

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

BB&T contracts with an independent third party for the disbursement of official checks. Under the terms of the agreement, BB&T acts as an agent for the third party in the issuance of official checks. Funds received from the buyers of official checks are transferred to the third party issuer to cover the checks when they are ultimately presented for payment. But for this arrangement with the third party, these funds would have remained at BB&T in the form of noninterest-bearing deposits. The official check program is contractually arranged to substantially limit BB&T’s exposure to loss, since the third party is required to invest the funds received and maintain an equal relationship between outstanding checks and the balances available to cover the checks. BB&T monitors this relationship through a reconciliation process. The third party has provided a letter of credit from another bank in favor of BB&T and has access to a revolving line of credit to further mitigate any risk that there would be inadequate funds to cover the outstanding balance of official checks sold. However, in the event that the third party failed to honor official checks BB&T had sold as its agent, it is likely that BB&T would choose to reimburse the purchasers, though not contractually obligated to do so. At December 31, 2005, the third party issuer had outstanding official checks that had been sold by BB&T totaling $510.9 million.

BB&T’s significant commitments and obligations are summarized in the accompanying table. Not all of the commitments presented in the table will be utilized thus the actual cash requirements are likely to be significantly less than the amounts reported.

Table 22

Summary of Significant Commitments

December 31, 2005

(Dollars in thousands)

Lines of credit	$11,888,612
Commercial letters of credit	35,893
Standby letters of credit and financial guarantees written	2,716,074
Other commitments (1)	16,240,362

Total other commitments	$30,880,941

(1)	Other commitments include unfunded business loan commitments, unfunded overdraft protection on demand deposit accounts and other unfunded commitments to lend.

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

The capital of the subsidiaries is regularly monitored to determine if the levels that management believes are the most beneficial and efficient for their operations are maintained. Management intends to maintain capital at the Banks at levels that will result in the Banks being classified as “well-capitalized” for regulatory purposes. Further, it is management’s policy to maintain capital levels at the Banks that result in regulatory risk-based capital ratios that target a Tier 1 leverage ratio of approximately 7.0%. If the capital levels of the banking subsidiaries increase above these guidelines, excess capital may be transferred to the Parent Company, subject to regulatory and other operating considerations, in the form of special dividend payments.

Management also regularly monitors the capital position of BB&T on a consolidated basis. In this regard, management’s policy is to maintain capital at levels that will result in BB&T being classified as “well-capitalized” for regulatory purposes. Further, it is management’s intention to maintain consolidated capital levels that result in regulatory risk-based capital ratios that are in line with peers and to maintain a Tier 1 leverage ratio in the range of 7.0% to 8.0%. Payments of cash dividends to BB&T’s shareholders, which have generally been in the range of 40.0% to 50.0% of earnings over the last six years, and repurchases of common shares are the methods used to manage any excess capital generated. In addition, management closely monitors the Parent Company’s double leverage ratio (investments in subsidiaries as a percentage of shareholders’ equity) with the intention of maintaining the ratio below 125.0%. The active management of the subsidiaries’ equity capital, as described above, is the process utilized to manage this important driver of Parent Company liquidity and is a key element in the management of BB&T’s capital position.

Shareholders’ Equity

Shareholders’ equity totaled $11.1 billion at December 31, 2005, an increase of $254.6 million, or 2.3%, from year-end 2004. During 2005, BB&T issued 4.7 million shares in connection with business combinations, the exercise of stock options and other stock-based incentive plans, which increased shareholders’ equity by $130.2 million. Additionally, growth of $839.1 million in shareholders’ equity resulted from BB&T’s earnings retained after dividends to shareholders. This growth was partially offset by a decrease in accumulated other comprehensive income totaling $245.0 million during 2005, primarily related to an increase in unrealized losses on available-for-sale securities, and by the repurchase of 12.0 million shares of common stock at a cost of $486.5 million.

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

Table 23

Capital—Components and Ratios

	December 31,
	2005	2004
	(Dollars in thousands)
Tier 1 capital	$7,453,987	$6,687,082
Tier 2 capital	4,156,560	3,884,044

Total regulatory capital	$11,610,547	$10,571,126

Risk-based capital ratios:
Tier 1 capital	9.3%	9.2%
Total regulatory capital	14.4	14.5
Tier 1 leverage ratio	7.2	7.1

Common Stock and Dividends

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of the Banks to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments. The Corporation’s policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. BB&T’s common dividend payout ratio, computed by dividing dividends paid per common share by basic earnings per common share, was 48.34% in 2005 as compared to 47.52% in 2004. BB&T’s annual cash dividends paid per common share increased 9.0% during 2005 to $1.46 per common share for the year, as compared to $1.34 per common share in 2004. This increase marked the 34th consecutive year that the Corporation’s annual cash dividend paid to shareholders has been increased. A discussion of dividend restrictions is included in Note 15 “Regulatory Requirements and Other Restrictions” in the “Notes to Consolidated Financial Statements” and in the “Regulatory Considerations” section.

BB&T’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BBT”. BB&T’s common stock was held by approximately 257,000 shareholders at December 31, 2005 compared to approximately 255,000 at December 31, 2004. The accompanying table, “Quarterly Summary of Market Prices and Dividends Paid on Common Stock,” sets forth the quarterly high and low trading prices and closing sales prices for BB&T’s common stock and the dividends paid per share of common stock for each of the last eight quarters.

Table 24

Quarterly Summary of Market Prices and Cash Dividends Paid on Common Stock

	2005				2004
	Sales Prices			Cash Dividends Paid	Sales Prices			Cash Dividends Paid
	High	Low	Last		High	Low	Last
Quarter Ended:
March 31	$42.24	$37.68	$39.08	$.35	$38.80	$34.48	$35.30	$.32
June 30	40.95	37.04	39.97	.35	37.91	33.02	36.97	.32
September 30	43.00	38.56	39.05	.38	40.46	36.38	39.69	.35
December 31	43.92	37.39	41.91	.38	43.25	38.67	42.05	.35

Year	$43.92	$37.04	$41.91	$1.46	$43.25	$33.02	$42.05	$1.34

Share Repurchases

BB&T has periodically repurchased shares of its own common stock. During the years ended December 31, 2005, 2004 and 2003, BB&T repurchased 12.0 million shares, 11.3 million shares and 21.5 million shares of common stock, respectively. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares.

On August 26, 2003, BB&T’s Board of Directors granted authority for the repurchase of up to 50 million shares of BB&T’s common stock as needed for general corporate purposes. The plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors.

The following table presents the common stock repurchases made by BB&T during the fourth quarter of 2005 and the remaining shares that may be repurchased under the August 26, 2003, Board authorization:

Share Repurchase Activity

	2005
	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
October 1-31	6,015,577	$41.99	6,000,000	23,946,900
November 1-30	9,102	43.22	—	23,946,900
December 1-31	507,891	42.31	500,000	23,446,900

Total	6,532,570	$42.02	6,500,000	23,446,900

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of stock options under BB&T’s stock option plans.
(2)	Excludes commissions.

Segment Results

BB&T’s operations are divided into seven reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Insurance Services, Investment Banking and Brokerage, Specialized Lending, and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 20 “Operating Segments”, in the “Notes to Consolidated Financial Statements” herein, for additional disclosures related to BB&T’s operating segments, the internal accounting and reporting practices utilized to manage these segments and financial disclosures for these segments as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Fluctuations in noninterest income from external customers and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis. Merger-related expenses in 2005, 2004 and 2003 and the loss on early extinguishment of debt incurred in 2003 are retained in the corporate office and are excluded from segment results as presented herein.

Banking Network

The Banking Network had strong internal loan and deposit growth during 2005, with total assets at year-end 2005 increasing 7.6% compared to 2004. The total Banking Network was composed of 1,404 banking offices at the end of 2005, down from 1,413 banking offices at December 31, 2004. Net interest income for the Banking Network totaled $3.5 billion, an increase of $443.1 million, or 14.3%, compared to 2004. Net interest income for 2004 amounted to $3.1 billion, an increase of $677.0 million, or 28.0%, compared to 2003. The increase in net interest income in 2005 is composed of a 19.8% increase in net interest income from external customers and a 3.0% increase in the net credit generated by the internal funds transfer pricing (“FTP”) system. The increase in net interest income from external customers is primarily due to strong growth in commercial and consumer loans. The increase in the FTP credit was largely due to strong deposit growth and increases in crediting rates on funding products.

The economic provision for loan and lease losses decreased $3.1 million, or 1.3%, from 2004 to 2005. The decrease was primarily due to lower net-charge-offs, which were partially offset by loan growth. The 2004 provision reflected an increase of $21.2 million, or 9.4%, compared to 2003, primarily as a result of increased loan growth and additional loans as a result of the acquisition of Republic.

Noninterest income produced from external customers in the Banking Network increased $73.0 million, or 8.9% during 2005, due primarily to growth in service charges on deposits and other nondeposit fees and commissions. Noninterest income allocated from other segments increased $33.7 million, or 9.2% due to higher intersegment revenue related to wealth management, insurance and investment banking referrals compared to 2004. Comparing 2004 to 2003, noninterest income from external customers increased $115.4 million, or 16.4%, and intersegment noninterest income decreased $83.9 million, or 18.6%. Noninterest expenses incurred within the Banking Network were up slightly, increasing 1.4% in 2005 compared with 2004 because of the integration of past acquisitions and resulting cost savings, while noninterest expenses allocated to the Banking Network increased $74.0 million, or 13.5%, which resulted from growth within the segment. Comparing 2004 to 2003, noninterest expenses were flat and noninterest expenses allocated to the Banking Network increased $54.1 million, or 10.9%.

The provision for income taxes allocated to the Banking Network increased $154.9 million, or 21.2%, primarily due to an increase in pretax income, as well as an increase in the effective tax rate compared to 2004. The 2004 provision for income taxes increased $247.8 million, or 51.2%, compared to 2003, also due to increases in pretax income and the effective tax rate.

Total identifiable assets for the Banking Network increased $3.9 billion, or 7.6%, to a total of $56.0 billion, compared to 2004, which reflected an increase of $4.6 billion, or 9.6%, compared to 2003. The increase in 2005 was largely due to internal growth, while the 2004 increase was primarily due to the acquisition of Republic.

Mortgage Banking

BB&T’s mortgage originations totaled $10.5 billion in 2005, up 5.7% from the 2004 mortgage origination volume. BB&T’s residential mortgage servicing portfolio, which includes portfolio loans on BB&T’s balance sheet and loans serviced for third parties, totaled $41.1 billion at year-end 2005 compared to $37.9 billion at December 31, 2004.

Net interest income for the Mortgage Banking segment totaled $248.3 million, down $84.0 million, or 25.3%, compared to 2004 primarily as a result of higher funding costs associated with higher rates and the flattening of the yield curve. Net interest income for 2004 reflected a decrease of $51.3 million, or 13.4%, compared with 2003, largely due to the same factors.

The economic provision for loan and lease losses increased $.7 million from 2004 to 2005. The increase in 2004 compared to 2003 was $1.9 million, which was primarily as a result of BB&T’s decision to retain, rather than sell, an additional $3.6 billion of mortgage loans during 2003 and 2004. In so doing, BB&T recorded additional provisions for loan losses related to these retained mortgage loans.

Noninterest income in the Mortgage Banking segment decreased $5.6 million, or 4.7% compared to 2004 primarily due to fluctuations in the valuation of mortgage servicing rights. From 2003 to 2004, noninterest income decreased $45.2 million, or 27.7%, due to a substantial decrease in residential mortgage production revenues. Noninterest expenses incurred within the Mortgage Banking segment increased $3.9 million, or 8.3%, primarily as a result of increased personnel costs compared to 2004, while noninterest expenses allocated to Mortgage Banking increased $16.2 million, or 83.9%. Comparing 2004 to 2003, noninterest expenses incurred by the Mortgage Banking segment decreased $9.3 million, or 16.6% due to lower mortgage loan incentive compensation, while intersegment noninterest expenses increased $7.7 million, or 65.7%.

The provision for income taxes allocated to the Mortgage Banking segment decreased $36.0 million, or 29.1%, due to lower pretax income compared to 2004. For 2004, the provision for income taxes decreased $21.9 million, or 15.0%, compared to 2003, also due to lower pretax income and an increase in the effective tax rate.

Total identifiable assets for the Mortgage Banking segment increased $2.2 billion, or 17.8%, from 2004 to 2005, and $213.5 million, or 1.7%, from 2003 to 2004, reflecting a higher percentage of adjustable rate mortgage originations in 2005, which are retained in the mortgage loan portfolio.

Trust Services

Net interest income for the Trust Services segment totaled $4.9 million, a decrease of $1.1 million, or 18.9%, compared to 2004. This decrease is composed of a 22.3% increase in net interest expense paid to external customers combined with a 6.6% decrease in the net credit for funds as calculated by BB&T’s internal FTP system. Net interest income in 2004, which totaled $6.1 million, was $17.0 million, or 73.7% less than the income recorded in 2003. The change in 2004 compared to 2003 was largely due to a decrease in deposits attributable to the trust services segments.

Noninterest income in the Trust Services segment totaled $157.6 million, an increase of $27.3 million, or 21.0% during 2005. Noninterest income amounted to $130.3 million in 2004, an increase of $14.3 million, or 12.3%, compared to 2003. The revenue increase in 2005 was primarily due to the acquisition of Sterling Capital and increases in mutual fund administration fees. Noninterest expenses incurred by Trust Services increased $28.7 million, or 28.7%, while noninterest expenses allocated to Trust Services increased $7.8 million. The increases in noninterest expenses in 2005 were largely due to the acquisition of Sterling Capital, including amortization of the related intangible assets. For 2004, noninterest expense incurred by Trust Services increased $9.3 million, or 10.3%, while expenses allocated to the Trust Services segment increased $1.0 million from 2003.

The provision for income taxes allocated to Trust Services decreased $3.0 million, or 33.2%, due to lower pretax income compared to 2004. Comparing 2004 and 2003, the provision for income taxes decreased $3.1 million, or 25.5%, also due to lower pretax income offset by a higher effective tax rate compared to 2003. Total identifiable segment assets for Trust Services increased 103.7% to a total of $213.4 million at December 31, 2005, compared to 2004, and increased 25.3% from 2003 to 2004, primarily due to the acquisition of Sterling Capital in 2005 and the acquisitions of financial institutions with trust assets in 2004.

Insurance Services

Noninterest income produced by the Insurance Services segment totaled $689.3 million during 2005, an increase of $85.9 million, or 14.2%, compared to 2004. During 2004, noninterest income amounted to $603.4 million, an increase of $230.4 million, or 61.8%, compared to 2003. Internal growth combined with the expansion of BB&T’s insurance agency network and insurance brokerage operations through acquisitions during the last two years were responsible for this strong growth. For 2005, noninterest expenses incurred within the Insurance Services segment increased $90.0 million, or 19.0% from 2004, while noninterest expenses allocated to the segment in 2005 increased $9.2 million, or 47.9%. For 2004, noninterest expenses incurred within Insurance Services increased $186.9 million, or 65.1% from 2003, while allocated corporate expenses increased $4.2 million from 2003. The overall increase in noninterest expenses within the Insurance Services segment principally resulted from the continued expansion of the BB&T insurance agency network and resulting additional allocated expenses.

The provision for income taxes allocated to Insurance Services decreased $3.7 million, or 8.2% in 2005 compared to 2004, primarily as a result of a decrease in pretax income. During 2004, the provision for income taxes allocated to Insurance Services increased $17.1 million, or 60.7%, consistent with the growth in pretax income compared to 2003. Total identifiable segment assets for Insurance Services increased 15.1% to a total of $2.1 billion in 2005, following a 92.4% increase in 2004. These increases are primarily due to the acquisition of insurance agencies, the largest of which was the acquisition of McGriff in 2004.

Specialized Lending

BB&T’s Specialized Lending segment continued to expand during 2005 compared to 2004 and 2003. Net interest income from external customers totaled $301.2 million, up $22.5 million, or 8.1%, compared to 2004. Net interest income from external customers in 2004 amounted to $278.7 million, an increase of $54.0 million, or 24.0%, compared with 2003. These increases were caused by broader diversification among the specialty finance alternatives offered to clients by the business units comprising the Specialized Lending segment. Also, loans in Specialized Lending produce higher yields than the overall portfolio, creating these increases in net interest income. In addition, interest-earning assets have grown more rapidly in this segment than in the Banking Network, with average loans growing 24.4% in 2005 compared to 2004.

The economic provision for loan and lease losses totaled $102.5 million in 2005, an increase of $10.6 million, or 11.6%, compared to 2004. The economic provision for loan and lease losses amounted to $91.9 million for 2004, an increase of $4.2 million, or 4.8%, compared to 2003. Due to the generally higher credit risk profiles of the clients of Specialized Lending, loss rates are expected to be higher than conventional bank lending. Loss rates are also affected by shifts in the portfolio mix of the underlying subsidiaries. The growth in this segment has required additional provisions for loan and leases losses.

Noninterest income produced by the Specialized Lending segment totaled $58.5 million in 2005, an increase of $17.8 million, or 43.7% compared to 2004, which reflected a decrease of $4.4 million, or 9.7%, compared to 2003. The 2004 increase was primarily due to increases in changes in the mix of product offerings and associated fees. For 2005, noninterest expenses incurred within the Specialized Lending segment increased $13.3 million, or 10.6% compared to 2004 and allocated corporate expenses increased $2.5 million, or 16.9% from 2004 to 2005. Comparing 2004 and 2003, noninterest expenses incurred within the Specialized Lending segment increased $15.5 million, or 14.0%, and allocated corporate expenses increased $6.0 million. The increases in noninterest expenses incurred within the Specialized Lending segment increased due to a combination of growth from acquisitions and internal growth.

The provision for income taxes allocated to the Specialized Lending segment increased $6.5 million, or 26.2%, primarily due to the combination of a higher effective tax rate and higher pretax income in 2005. For 2004, the provision for income taxes increased $5.6 million, or 29.3%, compared to 2003 due to higher pretax income, which was partially offset by a lower effective tax rate.

Total identifiable assets for the Specialized Lending segment increased $597.6 million, or 24.8%, from 2004 to 2005, and $458.2 million, or 23.5%, from 2003 to 2004, due to acquisitions and internal growth during the last two years.

Investment Banking and Brokerage

Net interest income for the Investment Banking and Brokerage segment totaled $9.0 million, an increase of $1.2 million compared to 2004. Net interest income in 2004 amounted to $7.8 million, an increase of $1.0 million compared to 2003. The increases in net interest income are primarily a result of an increase in trading securities and market conditions. Noninterest income during 2005 totaled $312.1 million, an increase of $37.2 million, or 13.5% compared to 2004. For 2004, noninterest income amounted to $274.9 million, an increase of $22.1 million, or 8.7% compared to 2003. The increase during 2005 was primarily due to the acquisition of Windsor Group LLC. Noninterest expenses incurred within the Investment Banking and Brokerage segment totaled $276.7 million in 2005, an increase of $38.2 million compared to 2004, primarily as a result of higher incentive compensation. Comparing 2004 and 2003, noninterest expenses incurred by the Investment Banking and Brokerage segment increased $22.6 million, and allocated corporate expenses increased $5.0 million.

The provision for income taxes allocated to the Investment Banking and Brokerage segment decreased $.5 million during 2005 compared to 2004, which in turn was $1.7 million lower than 2003. These fluctuations were consistent with the fluctuations in pretax income in both 2005 and 2004. Total identifiable assets for the Investment Banking and Brokerage segment increased to a total of $1.3 billion at December 31, 2005, compared to $885.3 million at year-end 2004.

Treasury

Net interest income for the Treasury segment totaled $40.0 million in 2005, a decrease of $183.9 million, or 82.1%, compared to 2004. For 2004, net interest income amounted to $223.9 million, a decrease of $51.8 million, or 18.8% compared with 2003. These decreases were principally due to the increase in short-term interest rates, which increased the cost of funding. The increase in funding costs was partially offset by an increase in interest income due to growth in the investment portfolio. Noninterest income decreased $3.7 million during 2005, and, for 2004, noninterest income decreased $139.5 million. The decrease in 2004 was primarily due to substantial decreases in gains on sales of securities. Noninterest expenses incurred within the Treasury segment increased 3.1% in 2005 compared to 2004. For 2004, noninterest expenses within the Treasury segment decreased slightly, and allocated corporate expenses decreased $.5 million.

The provision for income taxes allocated to the Treasury segment during 2005 decreased $61.7 million due to lower pretax income and a change in the effective tax rate. In 2004, the provision for income taxes decreased $48.6 million, primarily due to lower pretax income. Total identifiable assets for the Treasury segment increased $1.6 billion, or 8.5% during 2005 to a total of $20.1 billion. For 2004, total identifiable segment assets for the Treasury segment decreased $1.8 billion or 8.7%.

Fourth Quarter Results

Net income for the fourth quarter of 2005 was $429.6 million, compared to $416.9 million for the comparable period of 2004. On a per share basis, diluted net income for the fourth quarter of 2005 was $.78 compared to $.75 for the same period a year ago. Annualized returns on average assets and average shareholders’ equity were 1.58% and 15.32%, respectively, for the fourth quarter of 2005, compared to 1.68% and 15.21%, respectively, for the fourth quarter of 2004.

Net interest income amounted to $899.7 million for the fourth quarter of 2005, an increase of 6.3% compared to $846.0 million for the same period of 2004. Noninterest income totaled $619.0 million for the fourth quarter of 2005, up 12.9% from $548.2 million earned during the fourth quarter of 2004. BB&T’s noninterest expense for the fourth quarter of 2005 totaled $818.0 million, up 15.1% from the $710.8 million recorded in the fourth quarter of 2004.

The fourth quarter 2005 provision for credit losses increased 6.4% to $69.3 million, compared to $65.2 million for the fourth quarter of 2004. The fluctuation in the quarterly provision is a reflection of actual credit losses experienced during each quarter as well as management’s judgment as to the adequacy of the allowance for loan and lease losses and reserve for unfunded lending commitments at the end of each quarter.

The fourth quarter 2005 provision for income taxes totaled $201.8 million, a slight increase compared to $201.3 million for the same period of 2004.

The accompanying table, “Quarterly Financial Summary—Unaudited,” presents condensed information relating to quarterly periods in the years ended December 31, 2005 and 2004.

Table 25

Quarterly Financial Summary—Unaudited

	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share data)
Consolidated Summary of Operations:
Net interest income	$899,733	$898,992	$876,965	$849,183	$846,041	$855,656	$839,703	$806,823
Provision for credit losses	69,329	57,465	49,424	41,045	65,153	57,165	63,533	63,418
Securities (losses) gains, net	(81)	193	(6)	7	52	6,590	2	(511)
Other noninterest income	619,043	604,927	584,925	516,614	548,127	526,239	562,774	475,998
Noninterest expense	818,031	786,476	831,288	730,706	710,839	710,408	740,239	734,377
Provision for income taxes	201,761	218,165	194,367	198,669	201,344	208,027	198,601	156,015

Net income	$429,574	$442,006	$386,805	$395,384	$416,884	$412,885	$400,106	$328,500

Basic earnings per share	$.79	$.81	$.71	$.72	$.76	$.75	$.72	$.60

Diluted earnings per share	$.78	$.80	$.70	$.71	$.75	$.74	$.72	$.60

Selected Average Balances:
Assets	$107,844,163	$106,360,541	$103,663,680	$100,478,992	$98,541,446	$97,129,491	$97,286,405	$92,112,359
Securities, at amortized cost	20,807,541	20,822,997	20,613,680	19,607,324	18,880,095	18,416,752	18,378,505	17,188,281
Loans and leases (1)	74,314,686	72,714,524	70,385,690	68,578,138	67,444,813	66,878,307	66,863,486	63,220,144
Total earning assets	95,919,599	94,332,859	91,656,803	88,805,826	86,985,622	85,864,315	85,796,286	81,106,084
Deposits	72,948,693	72,092,117	68,942,052	67,321,554	66,453,758	65,246,428	65,996,826	61,544,550
Federal funds purchased, securities sold under repurchase agreements and short-term debt	7,118,752	7,123,027	8,218,309	7,085,742	6,053,669	7,029,258	6,682,835	6,597,199
Long-term debt	12,717,191	12,111,140	11,599,714	11,390,424	11,489,627	10,759,965	10,668,414	10,621,546
Total interest-bearing liabilities	79,441,416	78,181,813	75,988,922	73,559,149	71,560,607	71,159,539	71,684,390	68,018,298
Shareholders’ equity	11,126,630	11,176,928	11,050,089	10,904,662	10,907,344	10,648,868	10,608,131	10,218,527

(1)	Loans and leases are net of unearned income and include loans held for sale.

SIX YEAR FINANCIAL SUMMARY AND SELECTED RATIOS

(Dollars in thousands, except per share data)

	As of / For the Years Ended December 31,						Five Year Compound Growth Rate
	2005	2004	2003	2002	2001	2000
Summary of Operations
Interest income	$5,505,842	$4,546,695	$4,354,792	$4,434,044	$4,848,615	$4,878,409	2.4%
Interest expense	1,980,969	1,198,472	1,272,787	1,686,584	2,414,936	2,563,912	(5.0)

Net interest income	3,524,873	3,348,223	3,082,005	2,747,460	2,433,679	2,314,497	8.8
Provision for credit losses	217,263	249,269	247,585	263,700	224,318	147,187	8.1

Net interest income after provision credit losses	3,307,610	3,098,954	2,834,420	2,483,760	2,209,361	2,167,310	8.8
Noninterest income	2,325,622	2,119,271	1,827,339	1,541,247	1,293,141	819,060	23.2
Noninterest expense	3,166,501	2,895,863	3,044,729	2,234,310	2,142,074	1,973,364	9.9

Income before income taxes and cumulative effect of change in accounting principle	2,466,731	2,322,362	1,617,030	1,790,697	1,360,428	1,013,006	19.5
Provision for income taxes	812,962	763,987	552,127	497,468	386,790	314,518	20.9

Income before cumulative effect of change in accounting principle	1,653,769	1,558,375	1,064,903	1,293,229	973,638	698,488	18.8
Cumulative effect of change in accounting principle	—	—	—	9,780	—	—	NM

Net income	$1,653,769	$1,558,375	$1,064,903	$1,303,009	$973,638	$698,488	18.8

Per Common Share
Average shares outstanding (000’s):
Basic	546,916	551,661	509,851	473,304	453,188	450,789	3.9
Diluted	551,380	556,041	514,082	478,793	459,269	456,214	3.9
Basic earnings per share
Income before cumulative effect of change in accounting principle	$3.02	$2.82	$2.09	$2.73	$2.15	$1.55	14.3
Cumulative effect of change in accounting principle	—	—	—	.02	—	—	NM

Net income	$3.02	$2.82	$2.09	$2.75	$2.15	$1.55	14.3

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$3.00	$2.80	$2.07	$2.70	$2.12	$1.53	14.4
Cumulative effect of change in accounting principle	—	—	—	0.02	—	—	NM

Net income	$3.00	$2.80	$2.07	$2.72	$2.12	$1.53	14.4

Cash dividends paid per share	$1.46	$1.34	$1.22	$1.10	$.98	$.86	11.2

Book value per share	$20.49	$19.76	$18.33	$15.70	$13.50	$11.96	11.4

NM=	Not meaningful.

SIX YEAR FINANCIAL SUMMARY AND SELECTED RATIOS—Continued

(Dollars in thousands, except per share data)

	As of / For the Years Ended December 31,						Five Year Compound Growth Rate
	2005	2004	2003	2002	2001	2000

Average Balances
Securities, at amortized cost	$20,467,160	$18,218,272	$17,057,880	$16,939,089	$15,886,732	$15,241,243	6.1
Loans and leases (1)	71,517,308	66,107,479	57,857,069	50,851,417	46,587,780	41,933,641	11.3
Other assets	12,627,414	11,950,243	10,412,779	7,988,527	6,348,517	4,638,531	22.2

Total assets	$104,611,882	$96,275,994	$85,327,728	$75,779,033	$68,823,029	$61,813,415	11.1

Deposits	$70,346,359	$64,816,072	$56,948,158	$49,118,108	$44,241,881	$41,415,940	11.2
Long-term debt	11,958,681	10,886,199	11,710,281	12,134,712	11,030,312	7,705,449	9.2
Other liabilities	11,241,349	9,977,009	7,774,057	7,412,723	7,748,647	7,780,591	7.6
Shareholders’ equity	11,065,493	10,596,714	8,895,232	7,113,490	5,802,189	4,911,435	17.6

Total liabilities and shareholders’ equity	$104,611,882	$96,275,994	$85,327,728	$75,779,033	$68,823,029	$61,813,415	11.1

Period End Balances
Total assets	$109,169,759	$100,508,641	$90,466,613	$80,216,816	$70,869,945	$66,552,823	10.4
Deposits	74,281,799	67,699,337	59,349,785	51,280,016	44,733,275	43,877,319	11.1
Long-term debt	13,118,559	11,419,624	10,807,700	13,587,841	11,721,076	8,646,018	8.7
Shareholders’ equity	11,129,114	10,874,474	9,934,731	7,387,914	6,150,209	5,419,809	15.5
Selected Ratios
Rate of return on:
Average total assets	1.58%	1.62%	1.25%	1.72%	1.41%	1.13%
Average shareholders’ equity	14.95	14.71	11.97	18.32	16.78	14.22
Dividend payout	48.34	47.52	58.37	40.00	45.58	55.48
Average equity to average assets	10.58	11.01	10.42	9.39	8.43	7.95

(1)	Loans and leases are net of unearned income and include loans held for sale.

CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Management of BB&T is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the Exchange Act)). The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. BB&T’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and disposition of the Corporation’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with the authorizations of BB&T’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material impact on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management of the Corporation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the “COSO” criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2005.

As of the end of the period covered by this report, the management of the Corporation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act, as amended. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in enabling the Corporation to record, process, summarize and report, in a timely manner, the information that the Corporation is required to disclose in its Exchange Act reports.

There was no change in the Corporation’s internal control over financial reporting that occurred during the fourth quarter that has materially affected or is likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s assessment of the effectiveness of the internal control structure over financial reporting, as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included on page 67, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BB&T Corporation:

We have completed integrated audits of BB&T Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on these audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of BB&T Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 66, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Charlotte, North Carolina

March 10, 2006

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(Dollars in thousands, except per share data)

	2005	2004
Assets
Cash and due from banks	$2,185,571	$1,782,323
Interest-bearing deposits with banks	410,380	1,003,125
Federal funds sold and securities purchased under resale agreements or similar arrangements	286,233	240,387
Trading securities at fair value	706,518	334,256
Securities available for sale at fair value	19,782,966	18,838,196
Securities held to maturity at amortized cost (fair value $125 at December 31, 2004)	—	125
Loans held for sale	628,834	613,476
Loans and leases, net of unearned income	74,394,654	67,549,125
Allowance for loan and lease losses	(825,300)	(804,932)

Loans and leases, net	73,569,354	66,744,193

Premises and equipment, net of accumulated depreciation	1,286,909	1,283,546
Goodwill	4,255,998	4,124,241
Core deposit and other intangible assets	487,525	513,539
Other assets	5,569,471	5,031,234

Total assets	$109,169,759	$100,508,641

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$13,476,939	$12,246,248
Savings and interest checking	4,366,015	4,490,214
Money rate savings	24,548,872	23,427,797
Certificates of deposit and other time deposits	31,889,973	27,535,078

Total deposits	74,281,799	67,699,337

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	6,561,719	6,687,872
Long-term debt	13,118,559	11,419,624
Accounts payable and other liabilities	4,078,568	3,827,334

Total liabilities	98,040,645	89,634,167

Commitments and contingencies (Notes 6 and 14)
Shareholders’ equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or outstanding at December 31, 2005 or at December 31, 2004	—	—
Common stock, $5 par, 1,000,000,000 shares authorized; 543,102,080 issued and outstanding at December 31, 2005 and 550,406,287 issued and outstanding at December 31, 2004	2,715,510	2,752,032
Additional paid-in capital	2,828,584	3,121,716
Retained earnings	5,951,135	5,112,034
Unvested restricted stock	(9,881)	(107)
Accumulated other comprehensive income (loss), net of deferred income taxes of $(207,319) at December 31, 2005 and $(66,662) at December 31, 2004	(356,234)	(111,201)

Total shareholders’ equity	11,129,114	10,874,474

Total liabilities and shareholders’ equity	$109,169,759	$100,508,641

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

	2005	2004	2003
Interest Income
Interest and fees on loans and leases	$4,684,479	$3,851,147	$3,591,402
Interest and dividends on securities:
Taxable interest income	739,384	632,779	682,479
Tax-exempt interest income	31,430	32,831	35,930
Dividends	28,540	18,850	37,322
Interest on short-term investments	22,009	11,088	7,659

Total interest income	5,505,842	4,546,695	4,354,792

Interest Expense
Interest on deposits	1,251,834	729,660	755,677
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	224,552	90,117	58,842
Interest on long-term debt	504,583	378,695	458,268

Total interest expense	1,980,969	1,198,472	1,272,787

Net Interest Income	3,524,873	3,348,223	3,082,005
Provision for credit losses	217,263	249,269	247,585

Net Interest Income After Provision for Credit Losses	3,307,610	3,098,954	2,834,420

Noninterest Income
Service charges on deposits	542,655	523,319	437,524
Mortgage banking income	103,757	110,075	109,423
Trust income	140,630	119,479	113,227
Investment banking and brokerage fees and commissions	289,647	264,789	247,394
Insurance commissions	714,189	619,055	395,820
Bankcard fees and merchant discounts	112,132	102,098	83,927
Other nondeposit fees and commissions	257,173	216,498	180,045
Securities gains, net	113	6,133	126,211
Income from bank-owned life insurance	93,770	91,883	98,700
Other income	71,556	65,942	35,068

Total noninterest income	2,325,622	2,119,271	1,827,339

Noninterest Expense
Personnel expense	1,785,204	1,631,757	1,445,540
Occupancy and equipment expense	471,498	415,524	371,167
Amortization of intangibles	112,307	106,348	55,650
Professional services	93,272	75,822	70,518
Merger-related and restructuring (gains) charges	(10,741)	5,518	89,775
Loss on early extinguishment of debt	2,943	—	384,898
Loan processing expenses	98,239	84,253	78,887
Other expenses	613,779	576,641	548,294

Total noninterest expense	3,166,501	2,895,863	3,044,729

Earnings
Income before income taxes	2,466,731	2,322,362	1,617,030
Provision for income taxes	812,962	763,987	552,127

Net Income	$1,653,769	$1,558,375	$1,064,903

Per Common Share
Net income
Basic	$3.02	$2.82	$2.09

Diluted	$3.00	$2.80	$2.07

Cash dividends paid	$1.46	$1.34	$1.22

Average Shares Outstanding
Basic	546,916,414	551,661,326	509,850,763

Diluted	551,379,604	556,041,033	514,082,392

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings and Other (1)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2003	470,452,260	$2,352,261	$793,123	$3,911,821	$330,709	$7,387,914
Add (Deduct):
Comprehensive income:
Net income	—	—	—	1,064,903	—	1,064,903
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $(153,933)	—	—	—	—	(238,395)	(238,395)
Less: reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $(46,907)	—	—	—	—	(79,304)	(79,304)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	(317,699)	(317,699)
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $5,788	—	—	—	—	8,869	8,869

Total comprehensive income	—	—	—	1,064,903	(308,830)	756,073

Common stock issued:
In purchase acquisitions	90,208,500	451,043	2,742,748	—	—	3,193,791
In connection with stock option exercises and other employee benefits, net of cancellations	2,773,727	13,869	35,396	—	—	49,265
Redemption of common stock	(21,491,500)	(107,458)	(690,453)	—	—	(797,911)
Cash dividends declared on common stock, $1.25 per share	—	—	—	(667,588)	—	(667,588)
Other, net	—	—	12,998	189	—	13,187

Balance, December 31, 2003	541,942,987	2,709,715	2,893,812	4,309,325	21,879	9,934,731

Add (Deduct):
Comprehensive income:
Net income	—	—	—	1,558,375	—	1,558,375
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $(55,843)	—	—	—	—	(95,173)	(95,173)
Less: reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $(2,382)	—	—	—	—	(3,751)	(3,751)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	(98,924)	(98,924)
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $(19,822)	—	—	—	—	(31,137)	(31,137)
Change in minimum pension liability, net of tax of $(1,625)					(3,019)	(3,019)

Total comprehensive income	—	—	—	1,558,375	(133,080)	1,425,295

Common stock issued:
In purchase acquisitions	16,179,320	80,897	535,332	—		616,229
In connection with stock option exercises and other employee benefits, net of cancellations	3,534,380	17,672	62,077	—		79,749
Redemption of common stock	(11,250,400)	(56,252)	(385,109)	—	—	(441,361)
Cash dividends declared on common stock, $1.37 per share	—	—	—	(755,976)	—	(755,976)
Other, net	—	—	15,604	203	—	15,807

Balance, December 31, 2004	550,406,287	2,752,032	3,121,716	5,111,927	(111,201)	10,874,474

Add (Deduct):
Comprehensive income:
Net income	—	—	—	1,653,769	—	1,653,769
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $(143,776)	—	—	—	—	(249,832)	(249,832)
Reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $159	—	—	—	—	(272)	(272)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	(250,104)	(250,104)
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $4,532	—	—	—	—	7,209	7,209
Change in minimum pension liability, net of tax of $(1,572)					(2,138)	(2,138)

Total comprehensive income	—	—	—	1,653,769	(245,033)	1,408,736

Common stock issued:
In purchase acquisitions	1,229,511	6,147	44,316	—		50,463
In connection with stock option exercises and other employee benefits, net of cancellations	3,466,282	17,331	72,913	(10,524)		79,720
Redemption of common stock	(12,000,000)	(60,000)	(426,464)	—	—	(486,464)
Cash dividends declared on common stock, $1.49 per share	—	—	—	(814,668)	—	(814,668)
Other, net	—	—	16,103	750	—	16,853

Balance, December 31, 2005	543,102,080	$2,715,510	$2,828,584	$5,941,254	$(356,234)	$11,129,114

(1)	Other includes unvested restricted stock.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$1,653,769	$1,558,375	$1,064,903
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	217,263	249,269	247,585
Depreciation	191,097	164,180	151,947
Amortization of intangibles	112,307	106,348	55,650
Amortization of purchase accounting mark-to-market adjustments, net	29,586	26,450	12,080
Discount accretion and premium amortization on long-term debt, net	115,060	104,684	43,343
Discount accretion and premium amortization on securities, net	41,544	53,730	34,540
Net (increase) decrease in trading account securities	(372,262)	472,977	5,995
Gain on sales of securities, net	(113)	(6,133)	(126,211)
Gain on sales of loans and mortgage loan servicing rights, net	(76,739)	(66,404)	(223,048)
(Gain) loss on disposals of premises and equipment, net	(4,559)	32	10,134
Proceeds from sales of loans held for sale	4,911,847	5,389,477	13,323,429
Purchases of loans held for sale	(749,280)	(1,073,114)	(2,600,955)
Origination of loans held for sale, net of principal collected	(4,101,186)	(4,137,976)	(8,847,178)
Tax benefit from exercise of stock options	16,002	15,604	12,998
(Increase) decrease in other assets, net	(517,761)	(294,056)	260,987
Increase in accounts payable and other liabilities, net	304,607	475,350	387,530
Other, net	(12,260)	(1,197)	5,047

Net cash provided by operating activities	1,758,922	3,037,596	3,818,776

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	1,334,134	2,339,733	12,344,360
Proceeds from maturities, calls and paydowns of securities available for sale	3,310,703	3,983,555	5,415,647
Purchases of securities available for sale	(5,817,901)	(7,852,052)	(12,825,159)
Proceeds from maturities, calls and paydowns of securities held to maturity	125	60,372	55,410
Purchases of securities held to maturity	—	(375)	(60,009)
Leases made to customers	(242,194)	(239,676)	(122,994)
Principal collected on leases	178,281	163,026	137,205
Loan originations, net of principal collected	(6,405,114)	(5,267,671)	(4,133,090)
Purchases of loans	(870,815)	(224,076)	(173,193)
Net cash (paid) acquired in business combinations	(123,855)	(57,312)	914,646
Purchases and originations of mortgage servicing rights	(107,740)	(87,158)	(207,716)
Proceeds from disposals of premises and equipment	30,719	26,750	22,499
Purchases of premises and equipment	(198,180)	(220,218)	(213,225)
Proceeds from sales of foreclosed property or other real estate held for sale	82,425	112,720	90,213
Other, net	—	—	1,359

Net cash (used in) provided by investing activities	(8,829,412)	(7,262,382)	1,245,953

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	6,588,126	5,819,603	(1,642,889)
Net (decrease) increase in federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	(126,153)	(730,286)	1,239,643
Proceeds from issuance of long-term debt	2,593,378	3,297,508	4,200,741
Repayment of long-term debt	(920,826)	(2,857,488)	(7,036,070)
Net proceeds from common stock issued	79,720	79,749	49,182
Redemption of common stock	(486,464)	(441,361)	(797,911)
Cash dividends paid on common stock	(800,942)	(739,071)	(628,118)
Other, net	—	—	440

Net cash provided by (used in) financing activities	6,926,839	4,428,654	(4,614,982)

Net (Decrease) Increase in Cash and Cash Equivalents	(143,651)	203,868	449,747
Cash and Cash Equivalents at Beginning of Year	3,025,835	2,821,967	2,372,220

Cash and Cash Equivalents at End of Year	$2,882,184	$3,025,835	$2,821,967

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,910,682	$1,181,645	$1,332,108
Income taxes	779,655	345,856	107,318
Noncash investing and financing activities:
Transfer of securities available for sale to trading securities	—	—	532,193
Transfer of loans to foreclosed property	57,636	85,979	88,319
Transfer of fixed assets to other real estate owned	11,138	9,963	45,344
Securitization of mortgage loans	210,261	999,699	—
Common stock issued in business combinations	50,463	616,229	3,193,791

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE 1.    Summary of Significant Accounting Policies

General

BB&T Corporation (“BB&T”, the “Company” or “Parent Company”) is a financial holding company organized under the laws of North Carolina. Branch Banking and Trust Company (“Branch Bank”); Branch Banking and Trust Company of South Carolina (“BB&T-SC”); Branch Banking and Trust Company of Virginia (“BB&T-VA”), (collectively, the “Banks”), comprise BB&T’s principal direct banking subsidiaries. BB&T also conducts operations through its nonbank subsidiaries.

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The following is a summary of BB&T’s more significant accounting policies.

Nature of Operations

BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its subsidiary banks, which have branches in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana and Washington, D.C. BB&T’s subsidiary banks provide a wide range of banking services to individuals and businesses. BB&T’s subsidiary banks offer a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. BB&T’s subsidiary banks also market a wide range of deposit services to individuals and businesses. BB&T’s subsidiary banks offer, either directly, or through their subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; and trust services. The direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, full-service securities brokerage, payroll processing, asset management and capital markets services.

Principles of Consolidation

The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority-owned by BB&T and over which BB&T exercises control. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies acquired are included only from the dates of acquisition. All material wholly-owned and majority-owned subsidiaries are consolidated unless accounting principles generally accepted in the United States of America require otherwise.

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

BB&T has variable interests in certain entities that were not required to be consolidated, including affordable housing partnership interests, historic tax credit partnerships, other partnership interests and trusts that have issued capital securities.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T generally accounts for unconsolidated partnership investments using the equity method of accounting. In addition to affordable housing partnerships, which represent the majority of unconsolidated investments in variable interest entities, BB&T also has investments and future funding commitments to venture capital and other entities. The maximum potential exposure to losses relative to investments in variable interest entities is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured.

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

Business Combinations

BB&T accounts for all business combinations using the purchase method of accounting. Under this method of accounting, the accounts of an acquired entity are included with the acquirer’s accounts as of the date of acquisition with any excess of purchase price over the fair value of the net assets acquired (including identifiable intangibles) capitalized as goodwill. BB&T typically provides an allocation period not to exceed one year to finalize the purchase price allocations related to its business combinations. Management currently does not anticipate material adjustments to the assigned values of the assets and liabilities of acquired companies.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Debt securities, which may be sold to meet liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital requirements, or unforeseen changes in market conditions, are classified as available for sale. Equity securities classified as available for sale are primarily comprised of stock issued by the Federal Home Loan Bank of Atlanta and are carried at cost, which approximates fair value. All other securities available for sale are reported at estimated fair value, with unrealized gains and losses reported as accumulated other comprehensive income or loss, net of deferred income taxes, in the shareholders’ equity section of the Consolidated Balance Sheets. Gains or losses realized from the sale of securities available for sale are determined by specific identification and are included in noninterest income.

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

Trading account securities, which include both debt and equity securities, are reported at fair value. Unrealized market value adjustments, fees, and realized gains or losses from trading account activities (determined by specific identification) are included in noninterest income. Interest income on trading account securities is included in interest and dividends from securities.

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

Loans and Leases

Loans and leases that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized fees and costs on originated loans and unamortized premiums or discounts on purchased loans. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods which approximate the interest method. Discounts and premiums are amortized or accreted to interest income over the estimated life of the loans using methods that approximate the interest method. Commercial loans and substantially all installment loans accrue interest on the unpaid balance of the loans.

Lease receivables consist primarily of investments in leveraged lease transactions and direct financing leases on rolling stock, equipment and real property. Direct financing lease receivables are stated at the total amount of future minimum lease payments receivable plus estimated residual values and initial direct costs, less unearned income. Leveraged leases are also carried net of non-recourse debt. Income is recognized over the lives of the

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lease contracts using the interest method. BB&T also enters into operating leases as lessor. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to the estimated residual value using the straight-line method over the lesser of the lease term or projected economic life of the equipment. BB&T estimates the residual value at the inception of each lease. In addition, BB&T reviews residual values at least annually, and monitors the residual realizations at the end of the lease term. If the review of the estimated residual values indicates potential impairment and this decline is other than temporary, such impairment is recognized in current period earnings. Estimated residual values are evaluated using information that includes both internal and external appraisals and historical residual realization experience.

BB&T classifies loans and leases past due when the payment of principal and interest based upon contractual terms is greater than 30 days delinquent.

Nonperforming Assets

Nonperforming assets include loans and leases on which interest is not being accrued and foreclosed property. Foreclosed property consists of real estate and other assets acquired as a result of customers’ loan defaults. Loans and leases are generally placed on nonaccrual status when concern exists that principal or interest is not fully collectible, or when principal or interest becomes 90 days past due, whichever occurs first. Certain loans past due 90 days or more may remain on accrual status if management determines that it does not have concern over the collectibility of principal and interest. Generally, when loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period. Interest payments received thereafter are applied as a reduction to the remaining principal balance as long as concern exists as to the ultimate collection of the principal. Loans and leases are removed from nonaccrual status when they become current as to both principal and interest and concern no longer exists as to the collectibility of principal and interest.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Premises and Equipment

Premises, equipment, capital leases and leasehold improvements are stated at cost less accumulated depreciation or amortization. Land is stated at cost. In addition, purchased software and costs of computer software developed for internal use are capitalized provided certain criteria are met. Depreciation and amortization are computed principally using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms, including certain renewals which were deemed probable at lease inception, or the estimated useful lives of the improvements. Capitalized leases are amortized by the same methods as premises and equipment over the estimated useful lives or lease terms, whichever is less. Obligations under capital leases are amortized using the interest method to allocate payments between principal reduction and interest expense. Rent expense and rental income on operating leases is recorded using the straight-line method over the appropriate lease terms.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest rate swaps, caps, floors, collars, financial forwards and futures contracts, swaptions, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage economic risk related to securities, business loans, mortgage servicing rights and mortgage banking operations, Federal funds purchased, other time deposits, long-term debt and institutional certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. The fair value of derivatives in a gain or loss position is included in other assets or liabilities, respectively, in the Consolidated Balance Sheets.

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

BB&T uses a combination of the short-cut method and the long-haul method to assess hedge effectiveness. The short-cut method is primarily used for fair value hedges of long-term debt. This method allows for the assumption of zero hedge ineffectiveness if a set of strict criteria are met at the inception of the derivative. As permitted under the short-cut method, no further assessment of hedge effectiveness is performed for these transactions. For hedges that use the long-haul method to assess hedge effectiveness, BB&T documents, both at inception and over the life of the hedge, at least quarterly, its analysis of actual and expected hedge effectiveness. This analysis includes techniques such as regression analysis and hypothetical derivatives under method 2 of DIG Issue G7 to demonstrate that the hedge has been, and is expected to be, highly effective in off-setting corresponding changes in the fair value or cash flows of the hedged item. For cash flow hedges involving interest rate caps and collars, this analysis also includes consideration of the criteria under the response to question 2 of DIG Issue G20. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. For qualifying cash flow hedges involving interest rate caps and collars, the initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings.

For either fair value hedges or cash flow hedges, ineffectiveness may be recognized in noninterest income to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the hedge ceases to be highly effective, BB&T discontinues hedge accounting and recognizes the changes in fair value in current period earnings. If a derivative that qualifies as a fair value or cash flow hedge is terminated or the designation removed, the realized or then unrealized gain or loss is recognized into income over the original hedge period (fair value hedge) or period in which the hedged item affects earnings (cash flow hedge). Immediate recognition in earnings is required upon sale or extinguishment of the hedged item (fair value hedge) or if it is probable that the hedged cash flows will not occur (cash flow hedge).

Derivatives used to manage economic risk not designated as hedges primarily represent economic risk management instruments of mortgage servicing rights and mortgage banking operations, with gains or losses included in mortgage banking income. In connection with its mortgage banking activities, BB&T enters into loan commitments to fund residential mortgage loans at specified rates and for specified periods of time. To the extent that BB&T’s interest rate lock commitments relate to loans that will be held for sale upon funding, they are also accounted for as derivatives, with gains or losses included in mortgage banking income. Gains and losses on other derivatives used to manage economic risk are primarily included in other income.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Per Share Data

Basic net income per common share is computed by dividing net income applicable to common shares by the weighted average number of shares of common stock outstanding during the years presented. Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding.

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. BB&T allocates goodwill to the business that receives significant benefits from the acquisition. In accordance with provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized over an estimated useful life, but rather is tested at least annually for impairment. BB&T performs its impairment testing in the fourth quarter of each year and more frequently if circumstances exist that indicate a probable reduction in the fair value of the business below its carrying value. BB&T measures impairment using multiple methodologies, which include the present value of estimated future cash flows and comparisons of each business unit’s performance to the values of companies of similar industry and size. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon the cost of capital specific to the industry. If the carrying value of the business exceeds the discounted fair value of the business, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities of the business is less than the carrying value, BB&T would recognize impairment for the excess of carrying value over fair value.

Core deposit and other intangible assets include premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

Loan Securitizations

BB&T securitizes most of its fixed-rate conforming mortgage loans, converts them into mortgage-backed securities issued primarily through the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”), and sells the resulting securities to third party investors. BB&T records loan securitizations as a sale when the transferred loans are legally isolated from its creditors and the other accounting criteria for a sale are met. Gains or losses recorded on loan securitizations depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. BB&T generally retains the mortgage servicing on loans sold. Since quoted market prices are not typically available, BB&T estimates the fair value of these retained interests using modeling techniques to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates appropriate for the risks involved. Gains and losses incurred on loans sold to third party investors are included in mortgage banking income on the Consolidated Statements of Income.

BB&T also periodically securitizes mortgage loans that it intends to hold for the foreseeable future and transfers the resulting securities to the securities available for sale portfolio. This is generally accomplished by exchanging the loans for mortgage-backed securities issued primarily by Freddie Mac. Since the transfers are not considered a sale, no gain or loss is recorded in conjunction with these transactions.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

BB&T maintains various stock-based compensation plans. These plans provide for the granting of stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to selected BB&T employees and directors. All of BB&T’s stock-based compensation plans, except for plans assumed in connection with the First Virginia Banks, Inc. merger, have been presented to, and approved by BB&T’s shareholders. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), BB&T currently accounts for share-based payments to employees using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Since the option price equaled the market price on the date of the grant for options awarded by BB&T, compensation cost has not been recognized for any of the periods presented, except with respect to restricted stock awards and awards that have been modified.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be expensed based on their fair values.

BB&T adopted SFAS No. 123(R) on January 1, 2006, using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

The adoption of the fair value method in SFAS No. 123(R) will have an impact on BB&T’s result of operations, although it will have no impact on BB&T’s overall financial position. The impact of adoption of SFAS No. 123(R) on BB&T’s result of operations cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, as of December 31, 2005 BB&T had $61.6 million, after-tax, of stock compensation expense for unvested awards that will be recognized as compensation expense over a weighted average life of approximately two years. Additionally, BB&T’s stock option grants contain a provision that accelerates vesting of options for holders that retire and have met retirement eligibility requirements. Currently, as part of the pro forma disclosures required by SFAS No. 123, BB&T reports a pro forma expense for the unrecognized compensation cost in the period that the accelerated vesting occurs. However, upon adoption of SFAS No. 123(R), BB&T will recognize compensation expense based on retirement eligibility dates for all share-based awards granted after the adoption of SFAS No. 123(R) that contain an accelerated vesting provision. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While BB&T cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such tax deductions during 2005, 2004 and 2003 were $16.0 million, $15.6 million and $13.0 million, respectively.

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

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net income:
Net income as reported	$1,653,769	$1,558,375	$1,064,903
Add: Stock-based compensation expense included in reported net income, net of tax	457	469	595
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(17,818)	(19,178)	(28,957)

Pro forma net income	$1,636,408	$1,539,666	$1,036,541

Basic EPS:
As reported	$3.02	$2.82	$2.09
Pro Forma	2.99	2.79	2.03
Diluted EPS:
As reported	3.00	2.80	2.07
Pro Forma	2.97	2.77	2.02

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively:

	For the Years Ended December 31,
	2005		2004		2003
Assumptions:
Risk-free interest rate	4.1%		3.5%		3.1%
Dividend Yield	3.5		3.0		3.0
Volatility factor	20.0		27.0		27.0
Weighted average expected life	6.5	yrs	6.0	yrs	6.0	yrs
Fair value of options per share	$6.52		$8.22		$7.19

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 requires that exchanges of nonmonetary assets be accounted for at fair value unless the exchange lacks commercial substance. A nonmonetary exchange has commercial substance when the future cash flows of an entity are expected to change significantly as a result of

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the exchange. SFAS No. 153 also eliminates a provision in APB Opinion No. 29 that exempted nonmonetary exchanges of similar productive assets from fair value accounting. SFAS No. 153 was adopted for nonmonetary asset exchanges occurring after June 30, 2005. The adoption of SFAS No. 153 did not materially affect BB&T’s consolidated financial position or consolidated results of operations.

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

In July 2005, the FASB issued Proposed FASB Staff Position (“FSP”) FAS 13-a “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease”, which proposes to amend SFAS No. 13, “Accounting for Leases.” The proposed FSP would require recalculations of leveraged leases for changes that affect the timing of cash flows, even if the total amount of cash flows is not affected. If the FSP is finalized as currently proposed, it would require a one-time non-cash charge to be recorded as a cumulative effect of a change in accounting principle. The amount of the charge related to the previously recognized lease income, if any, would then be recognized into income over the remaining lives of the respective leases. While BB&T has entered into leveraged lease transactions in prior years that may require recalculations, any impact on BB&T’s consolidated financial position or consolidated results of operations cannot currently be predicted with certainty, because the final timing and provisions of the proposal have yet to be determined.

In July 2005, the FASB issued a Proposed Interpretation of SFAS No. 109 “Accounting for Income Taxes” entitled “Accounting for Uncertain Tax Positions”. The proposed Interpretation would clarify the criteria under which tax benefits could be recognized under SFAS No. 109. If the proposed Interpretation is finalized as currently proposed it would require a one-time non-cash charge to be recorded as a cumulative effect of a change in accounting principle. While BB&T is currently evaluating the potential impact of this proposed Interpretation, any impact on BB&T’s consolidated financial position or consolidated results of operations cannot currently be predicted with certainty, because the final timing and provisions of the proposal have yet to be determined.

In November, 2005, the FASB issued FSP FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides additional guidance on when an investment in a debt or equity security becomes impaired and when the impairment is considered other than temporary and recognized as a loss in earnings. The guidance also requires certain disclosures for unrealized losses that have not been recognized as other-than-temporary impairments. This FSP was effective for reporting periods beginning after December 15, 2005. The adoption of this FSP will not materially affect BB&T’s consolidated financial position or consolidated results of operations.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.    Business Combinations

The following table presents summary information with respect to mergers and acquisitions of financial institutions and other significant financial services companies completed during 2004 and 2003. There have been no significant mergers completed during 2005.

Summary of Completed Mergers and Acquisitions

Date of Acquisition	Acquired Institution	Headquarters	Total Assets	Intangibles Recorded	Total Purchase Consideration		BB&T Common Shares Issued to Complete Transaction
April 14, 2004	Republic Bancshares Inc.	St. Petersburg, Fla.	$2.9 billion	$260.5 million	$433.4 million	(1)	6.5 million
February 1, 2004	McGriff, Seibels & Williams, Inc.	Birmingham, Al.	226.6 million	417.0 million	371.3 million	(2)	8.2 million

July 1, 2003	First Virginia Banks, Inc.	Falls Church, Va.	$11.3 billion	$ 2.2 billion	$ 3.1 billion		87.0 million
March 14, 2003	Equitable Bank	Wheaton, Md.	446.9 million	32.5 million	53.8 million		1.5 million

(1)	Includes cash consideration of $171.1 million.
(2)	Includes cash consideration at time of acquisition and certain contingent consideration payments totaling $70.5 million.

Insurance and Other NonBank Acquisitions

During 2005, BB&T acquired five insurance businesses and four nonbank financial services companies, including the acquisition of a 70% ownership interest in Sterling Capital Management LLC, an investment management services company based in Charlotte, North Carolina. In conjunction with these transactions, BB&T issued approximately 1.2 million shares of common stock and paid approximately $136.4 million in cash. Approximately $104.4 million in goodwill and $85.2 million of identifiable intangible assets were recorded in connection with these transactions. BB&T acquired eight insurance agencies and three nonbank financial services companies during 2004. In conjunction with these transactions, BB&T issued approximately 1.4 million shares of common stock and paid approximately $74.2 million in cash. Approximately $49.7 million in goodwill and $34.8 million of identifiable intangible assets were recorded in connection with these transactions. During 2003, BB&T acquired six insurance agencies. In conjunction with these transactions, BB&T issued approximately 1.7 million shares of common stock and paid approximately $1.0 million in cash. Approximately $42.3 million in goodwill and $30.9 million of identifiable intangible assets were recorded in connection with these transactions.

In connection with the acquisitions completed during 2005, BB&T offered additional incentives to the acquired companies to offset the loss of future cash flows previously received through ownership positions. These amounts will be charged to goodwill based on the terms of the agreement. The amounts payable under these agreements is $24.8 million and $84.2 million for acquisitions completed during 2005 and 2004, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Merger-Related and Restructuring Charges

BB&T has incurred certain expenses in connection with business combinations. The following table presents the components of merger-related and restructuring charges included in noninterest expenses. This table includes increases to previously recorded merger-related accruals and period expenses for merger-related items that must be expensed as incurred. Items that are required to be expensed as incurred include certain expenses associated with systems conversions, data processing, training, and other costs.

Summary of Merger-Related and Restructuring Charges

(Dollars in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Severance and personnel-related charges	$(4,808)	$8,976	$20,834
Occupancy and equipment charges	(5,093)	(11,752)	22,290
Systems conversions and related charges	3	580	5,271
Marketing and public relations	—	4,038	7,565
Asset write-offs and other merger-related charges	(843)	3,676	33,815

Total	$(10,741)	$5,518	$89,775

Severance and personnel-related costs or credits include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination or reversals of previously estimated amounts, which typically occur in corporate support and data processing functions. Occupancy and equipment charges or credits represent merger-related costs or gains associated with lease terminations, obsolete equipment write-offs, and the sale of duplicate facilities and equipment. Credits may result when obsolete properties or equipment are sold for more than originally estimated. Systems conversions and related charges include expenses necessary to convert and combine the acquired branches and operations of merged companies. Marketing and public relations costs represent direct media advertising related to the acquisitions. The other merger-related charges are composed of asset and supply inventory write-offs, litigation accruals, and other similar charges.

In conjunction with the consummation of an acquisition and completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance and other-personnel related costs, lease terminations, disposal of duplicate facilities and equipment, termination of data processing contracts and other costs associated with the acquisition. The costs related to the acquired entity are accrued in accordance with the guidance in EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, and generally recorded as adjustments to the purchase price unless they are required to be expensed as incurred. The costs related to existing BB&T facilities and personnel are recorded in accordance with the guidance in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS 112, “Employers’ Accounting for Postemployment Benefits”, as appropriate, and reflected as merger-related and restructuring charges on the Consolidated Statements of Income.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present a summary of BB&T’s merger accrual activity for 2005 and 2004. The amounts presented as “Accrued at Acquisition” represent the estimated costs accrued in accordance with EITF 95-3 and recorded as adjustments to the purchase price of an acquisition. The amounts presented as “merger-related and restructuring charges” represent estimated costs that are incurred in connection with acquisitions, changes to estimates of previously accrued costs, and period expenses incidental to a business combination that must be expensed as incurred, such as expenses related to systems conversion, data processing, training, and other costs. The amounts presented as “utilized” represent the amounts paid in connection with merger-related accruals. The amounts presented as “purchase price adjustments” represent changes to estimates of previously accrued amounts and were recorded as adjustments to goodwill.

	Merger Accrual Activity
	(Dollars in thousands)
	Balance January 1, 2004	Accrued at acquisition	Merger-related and restructuring charges	Utilized	Purchase Price Adjustments (1)	Other, net	Balance December 31, 2004
Severance and personnel-related charges	$27,850	$6,732	$8,976	$(24,414)	$(284)	$(4,202)	$14,658
Occupancy and equipment charges	48,696	3,261	(11,752)	(23,133)	(1,518)	—	15,554
Systems conversions and related charges	20,735	7,196	580	(13,686)	(14,825)	—	—
Other merger-related charges	11,070	2,483	7,714	(17,683)	(333)	1,033	4,284

Total	$108,351	$19,672	$5,518	$(78,916)	$(16,960)	$(3,169)	$34,496

	Balance January 1, 2005	Accrued at acquisition	Merger-related and restructuring charges	Utilized	Purchase Price Adjustments	Other, net	Balance December 31, 2005
Severance and personnel-related charges	$14,658	$75	$(4,808)	$(4,247)	$333	$—	$6,011
Occupancy and equipment charges	15,554	170	(5,093)	(3,994)	—	969	7,606
Systems conversions and related charges	—	—	3	(3)	—	—	—
Other merger-related charges	4,284	1,440	(843)	(2,337)	526	(146)	2,924

Total	$34,496	$1,685	$(10,741)	$(10,581)	$859	$823	$16,541

(1)	Primarily relates to favorable settlement of information technology contracts as a result of leveraging existing relationships with vendors in relation to the First Virginia merger.

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

Severance and personnel-related costs or credits include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination or reversals of previously estimated amounts, which typically occur in corporate support and data processing functions. BB&T did not have any job eliminations in connection with mergers during 2005. During 2004, BB&T estimated that 200 positions would be eliminated and receive severance in connection with

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continued to receive severance payments during 2005. During 2003, BB&T estimated that 1,918 positions would be eliminated and receive severance and 980 employees did, in fact, receive severance during 2003. Substantially all of the remaining positions involved employees who voluntarily resigned or were offered positions elsewhere within BB&T. These former employees did not receive severance. A total of 551 of the employees whose jobs were eliminated received severance payments during 2004.

In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2005 are expected to be utilized during 2006, unless they relate to specific contracts that expire in later years.

The following tables provide a summary of BB&T’s merger accrual activity, by acquisition, for 2005 and 2004:

Acquired Institution	Balance January 1, 2004	Accrued at acquisition	Merger-related and restructuring charges	Utilized	Purchase Price Adjustments	Other, net	Balance December 31, 2004
	(Dollars in thousands)
First Citizens Corporation	$1,297	$—	$(1,087)	$—	$—	$(210)	$—
First Liberty Financial Corporation	303	—	(265)	(38)	—	—	—
Premier Bancshares, Inc.	1,382	—	(113)	(269)	—	(692)	308
Hardwick Holding Company	62	—	(42)	—	—	—	20
First Banking Company of Southeast Georgia	100	—	—	(43)	—	—	57
One Valley Bancorp, Inc.	475	—	(66)	(92)	—	—	317
BankFirst Corporation	1,713	—	(424)	(319)	—	—	970
FCNB Corp.	843	—	(353)	(132)	—	(20)	338
FirstSpartan Financial Corp.	892	—	(434)	(234)	—	339	563
Century South Banks, Inc.	4,178	—	574	(926)	—	(1,610)	2,216
Virginia Capital Bancshares, Inc.	1,517	—	(70)	(403)	—	—	1,044
F&M National Corporation	8,147	—	(4,229)	(1,380)	—	(172)	2,366
Community First Banking Company	260	—	(201)	—	—	91	150
MidAmerica Bancorp	6,792	—	(3,970)	(390)	—	(25)	2,407
Area Bancshares Corporation	5,661	—	(4,250)	(735)	(333)	154	497
Equitable Bank	2,717	—	140	(775)	—	(140)	1,942
First Virginia Banks, Inc.	65,994	—	3,412	(38,942)	(16,672)	—	13,792
Republic Bancshares, Inc.	—	15,374	16,791	(28,894)	45	—	3,316
Nonbank subsidiaries	6,018	4,298	—	(6,123)	—	—	4,193
Other adjustments	—	—	105	779	—	(884)	—

Total	$108,351	$19,672	$5,518	$(78,916)	$(16,960)	$(3,169)	$34,496

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired Institution	Balance January 1, 2005	Accrued at acquisition	Merger-related and restructuring charges	Utilized	Purchase Price Adjustments	Other, net	Balance December 31, 2005
	(Dollars in thousands)
Premier Bancshares, Inc.	$308	$—	$(157)	$(76)	$—	$71	$146
Hardwick Holding Company	20	—	(19)	(1)	—	—	—
First Banking Company of Southeast Georgia	57	—	(57)	—	—	—	—
One Valley Bancorp, Inc.	317	—	—	(133)	—	—	184
BankFirst Corporation	970	—	(950)	(20)	—	—	—
FCNB Corp.	338	—	—	(43)	—	—	295
FirstSpartan Financial Corp.	563	—	(271)	(234)	—	—	58
Century South Banks, Inc.	2,216	—	(397)	(844)	—	(238)	737
Virginia Capital Bancshares, Inc.	1,044	—	(13)	(526)	—	—	505
F&M National Corporation	2,366	—	(51)	(801)	—	14	1,528
Community First Banking Company	150	—	—	—	—	—	150
MidAmerica Bancorp	2,407	—	(2,407)	—	—	—	—
Area Bancshares Corporation	497	—	(69)	(11)	—	—	417
Equitable Bank	1,942	—	—	—	—	—	1,942
First Virginia Banks, Inc.	13,792	—	(4,821)	(3,127)	—	1,378	7,222
Republic Bancshares, Inc.	3,316	—	(1,585)	(1,385)	—	(346)	—
Nonbank subsidiaries	4,193	1,685	—	(3,380)	859	—	3,357
Other adjustments	—	—	56	—	—	(56)	—

Total	$34,496	$1,685	$(10,741)	$(10,581)	$859	$823	$16,541

During 2004, BB&T recorded $17.0 million in adjustments to its merger related accruals that were reductions to goodwill, net of deferred taxes. Of this amount, $16.7 million were related to the acquisition of First Virginia and included $14.1 million of favorable settlements of information technology contracts as a result of leveraging existing relationships with vendors.

NOTE 3.    Securities

The amortized costs and approximate fair values of securities held to maturity and available for sale were as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(Dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$113,625	$1	$1,721	$111,905
U.S. government-sponsored entity securities	11,555,055	2,599	403,940	11,153,714
Mortgage-backed securities	6,755,920	5,262	150,124	6,611,058
States and political subdivisions	660,993	14,964	1,255	674,702
Equity and other securities	1,230,587	15,607	14,607	1,231,587

Total securities available for sale	$20,316,180	$38,433	$571,647	$19,782,966

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
	(Dollars in thousands)
Securities held to maturity:
U.S. Treasury securities	$125	$—	$—	$125

Total securities held to maturity	125	—	—	125

Securities available for sale:
U.S. Treasury securities	122,183	1,009	737	122,455
U.S. government-sponsored entity securities	12,817,387	16,756	194,078	12,640,065
Mortgage-backed securities	4,537,855	26,664	34,093	4,530,426
States and political subdivisions	754,093	31,241	955	784,379
Equity and other securities	746,168	17,761	3,058	760,871

Total securities available for sale	18,977,686	93,431	232,921	18,838,196

Total securities	$18,977,811	$93,431	$232,921	$18,838,321

Accumulated other comprehensive income at December 31, 2005 and 2004 included $337.6 million and $87.5 million, respectively, of net after-tax unrealized losses relating to securities available for sale.

At December 31, 2005 and 2004, securities with carrying value of approximately $9.5 billion and $8.7 billion were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and mortgage-backed securities from the Fannie Mae and Freddie Mac that exceeded ten percent of shareholders’ equity at December 31, 2005. Those investments had market values of $3.5 billion and $3.9 billion, respectively, at December 31, 2005. In addition, these investments had total amortized costs of $3.6 billion and $4.0 billion, respectively, at December 31, 2005. Trading securities totaling $706.5 million at December 31, 2005 and $334.3 million at December 31, 2004 are excluded from the accompanying tables.

Equity securities include investments in stock issued by the FHLB of Atlanta. At December 31, 2005 and 2004, BB&T held $343.7 million of investments in FHLB stock.

Proceeds from sales of securities available for sale during 2005, 2004 and 2003 were $1.3 billion, $2.3 billion and $12.3 billion, respectively. Gross gains of $12.9 million, $13.7 million and $180.4 million and gross losses of $12.8 million, $7.6 million and $54.1 million were realized on those sales in 2005, 2004 and 2003, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of the debt securities portfolio at December 31, 2005, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.

	December 31, 2005
	Available for Sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Debt Securities:
Due in one year or less	$253,299	$251,801
Due after one year through five years	9,039,794	8,745,707
Due after five years through ten years	3,427,892	3,319,017
Due after ten years	7,106,463	6,964,224

Total debt securities	19,827,448	19,280,749
Total equity securities	488,732	502,217

Total securities	$20,316,180	$19,782,966

The following tables reflect the gross unrealized losses and fair value of BB&T’s investments at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities:
U.S. Treasury securities	$22,353	$435	$87,388	$1,286	$109,741	$1,721
U.S. government-sponsored entity securities	1,529,872	22,283	8,962,648	381,657	10,492,520	403,940
Mortgage-backed securities	3,631,731	62,098	2,678,145	88,026	6,309,876	150,124
States and political subdivisions	2,915	33	79,198	1,222	82,113	1,255
Equity and other securities	509,265	7,673	196,592	6,934	705,857	14,607

Total temporarily impaired securities	$5,696,136	$92,522	$12,003,971	$479,125	$17,700,107	$571,647

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities:
U.S. Treasury securities	$94,678	$715	$798	$22	$95,476	$737
U.S. government-sponsored entity securities	6,613,357	68,845	3,686,430	125,233	10,299,787	194,078
Mortgage-backed securities	2,862,419	30,780	222,472	3,313	3,084,891	34,093
States and political subdivisions	113,786	865	6,565	90	120,351	955
Equity and other securities	39,331	742	105,965	2,316	145,296	3,058

Total temporarily impaired securities	$9,723,571	$101,947	$4,022,230	$130,974	$13,745,801	$232,921

On December 31, 2005, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months totaling $479.1 million. Substantially all of these investments were in U.S. government-sponsored entity securities, which are primarily comprised of debentures and mortgage-backed securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than the credit quality of the issuers. Furthermore, in excess of 85% of the total value of these securities is within 5% of their amortized cost at December 31, 2005. BB&T has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized any other-than-temporary impairment in connection with these securities.

NOTE 4.    Loans and Leases

	December 31,
	2005	2004
	(Dollars in thousands)
Loans and leases, net of unearned income:
Commercial loans	$34,491,099	$31,397,433
Lease receivables	3,164,372	2,887,663

Total commercial loans and leases	37,655,471	34,285,096

Sales finance	6,598,509	6,362,990
Revolving credit	1,347,309	1,276,876
Direct retail	14,940,638	13,932,879

Total consumer loans	22,886,456	21,572,745

Residential mortgage loans	14,481,561	12,304,760

Total loans and leases (1)(2)	$75,023,488	$68,162,601

(1)	Includes loans held for sale.
(2)	Unearned income totaled $2.5 billion at December 31, 2005 and 2004, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The investment in lease receivables, net of unearned income, was $3.2 billion and $2.9 billion at December 31, 2005 and 2004, respectively. These balances included $1.6 billion investments in leveraged leases as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Rentals receivable (net of principal and interest on nonrecourse debt and head lease obligation)	$3,746,600	$3,746,600
Unearned income	(2,097,007)	(2,170,514)

Investment in leveraged leases, net of unearned income	1,649,593	1,576,086
Deferred taxes arising from leveraged leases	(1,088,695)	(993,348)

Net investment in leveraged leases	$560,898	$582,738

BB&T had $54.1 billion in loans secured by real estate at December 31, 2005. However, these loans were not concentrated in any specific market or geographic area other than the Banks’ primary markets. Certain loans have been pledged as collateral for all outstanding Federal Home Loan Bank Advances at December 31, 2005 and 2004.

The following table sets forth certain information regarding BB&T’s impaired loans:

	December 31,
	2005	2004
	(Dollars in thousands)
Total recorded investment—impaired loans	$55,867	$55,489

Total recorded investment with no related valuation allowance	16,091	35,006
Total recorded investment with related valuation allowance	39,776	20,483
Allowance for loan and lease losses assigned to impaired loans	(10,126)	(5,956)

Net carrying value—impaired loans	$45,741	$49,533

Average impaired loans for the years ended December 31, 2005, 2004, and 2003 totaled $53.7 million, $81.8 million and $181.2 million, respectively. The amount of interest that has been recognized as income on impaired loans for any of the last three years has not been significant.

NOTE 5.    Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

An analysis of the allowance for credit losses for each of the past three years is presented in the following table:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Beginning Balance	$828,301	$793,398	$723,685
Allowance for acquired (sold) loans, net	(970)	20,909	70,035
Provision for credit losses	217,263	249,269	247,585
Loans and leases charged-off	(277,747)	(296,679)	(315,385)
Recoveries of previous charge-offs	62,923	61,404	67,478

Net loans and leases charged-off	(214,824)	(235,275)	(247,907)

Ending Balance	$829,770	$828,301	$793,398

The allowance for credit losses consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. At December 31, 2005, 2004 and 2003, the allowance for loan and lease losses totaled $825.3 million, $804.9 million and $784.9 million, respectively. The reserve for unfunded

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lending commitments totaled $4.5 million, $23.4 million and $8.5 million at December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, 2004 and 2003, loans and leases not currently accruing interest totaled $228.9 million, $268.6 million and $350.4 million, respectively. Loans 90 days or more past due and still accruing interest totaled $103.4 million, $100.2 million and $116.8 million at December 31, 2005, 2004 and 2003, respectively. The gross additional interest income that would have been earned if the loans and leases classified as nonaccrual had performed in accordance with the original terms was approximately $15.4 million, $17.8 million and $19.5 million in 2005, 2004 and 2003, respectively. Foreclosed property totaled $70.7 million, $88.9 million and $96.1 million at December 31, 2005, 2004 and 2003, respectively.

NOTE 6.    Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	December 31,
	2005	2004
	(Dollars in thousands)
Land and land improvements	$310,643	$290,157
Buildings and building improvements	912,968	896,220
Furniture and equipment	854,800	824,695
Leasehold improvements	241,318	231,882
Construction in progress	37,367	30,237
Capitalized leases on premises and equipment	2,412	2,530

Total	2,359,508	2,275,721
Less—accumulated depreciation and amortization	(1,072,599)	(992,175)

Net premises and equipment	$1,286,909	$1,283,546

Useful lives for premises and equipment are as follows: buildings and building improvements—40 years; furniture and equipment—5 to 10 years; leasehold improvements—estimated useful life or lease term, including certain renewals which were deemed probable at lease inception, whichever is less; and capitalized leases on premises and equipment—estimated useful life or remaining term of tenant lease, whichever is less. Certain properties are pledged to secure mortgage indebtedness totaling $1.7 million at December 31, 2005 and 2004.

BB&T has noncancelable leases covering certain premises and equipment. Many of the leases have one or more renewal options, generally for periods of two to five years. Total rent expense applicable to operating leases was $151.2 million, $109.4 million and $114.0 million for 2005, 2004 and 2003, respectively. Rental income from owned properties and subleases was $9.4 million, $10.4 million and $9.3 million for 2005, 2004 and 2003, respectively. Future minimum lease payments for operating and capitalized leases for years subsequent to 2005 are as follows:

	Leases
	Operating	Capitalized
	(Dollars in thousands)
Years ended December 31:
2006	$100,728	$318
2007	89,826	309
2008	79,938	276
2009	68,368	280
2010	60,416	271
2011 and later	325,322	1,650

Total minimum lease payments	$724,598	3,104

Less—amount representing interest		(1,273)

Present value of net minimum payments on capitalized leases		$1,831

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the years ended December 31, 2005 and 2004 are as follows:

	Goodwill Activity by Operating Segment
	Banking Network	Mortgage Banking	Trust Services	Insurance Services	Investment Banking and Brokerage	Specialized Lending	Total
	(Dollars in thousands)
Balance, January 1, 2004	$3,212,517	$7,459	$27,330	$269,252	$70,255	$29,713	$3,616,526
Acquired goodwill, net	213,980	—	4,380	278,477	—	7,930	504,767
Adjustments to goodwill	(19,616)	—	(369)	21,385	894	654	2,948

Balance December 31, 2004	3,406,881	7,459	31,341	569,114	71,149	38,297	4,124,241

Acquired goodwill, net	—	—	45,276	55,063	1,966	933	103,238
Adjustments to goodwill	1,967	—	8,096	15,897	2,031	528	28,519

Balance, December 31, 2005	$3,408,848	$7,459	$84,713	$640,074	$75,146	$39,758	$4,255,998

The adjustments to goodwill recorded during 2005 include $23.2 million of contingent consideration paid to acquired companies subsequent to the date of acquisition based on the terms of the purchase agreements and $3.1 million related to the accounting for property and equipment leases of acquired companies. The adjustments to goodwill in 2004 primarily reflect reallocations of purchase price subsequent to the dates of acquisition.

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of December 31, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Identifiable intangible assets
Core deposit intangibles	$364,937	$(185,799)	$179,138	$364,937	$(134,214)	$230,723
Other (1)	448,793	(140,406)	308,387	362,500	(79,684)	282,816

Totals	$813,730	$(326,205)	$487,525	$727,437	$(213,898)	$513,539

(1)	Other identifiable intangibles are primarily composed of customer relationship intangibles.

During the years ended December 31, 2005, 2004 and 2003, BB&T incurred $112.3 million, $106.3 million and $55.7 million, respectively, in pretax amortization expenses associated with core deposit intangibles and other intangible assets. At December 31, 2005, the weighted-average remaining life of core deposit intangibles and other identifiable intangibles was 10.43 years and 11.10 years, respectively.

The following table presents estimated amortization expense for each of the next five years.

Estimated Amortization Expense
(Dollars in thousands)
For the Year Ended December 31:
2006	$96,819
2007	84,701
2008	71,331
2009	57,952
2010	47,175

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Loan Servicing

The following is an analysis of BB&T’s mortgage servicing rights arising from BB&T’s residential mortgage operations and commercial mortgage banking activities included in other assets in the Consolidated Balance Sheets:

	Mortgage Servicing Rights For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance, January 1,	$340,740	$334,931	$318,839
Amount capitalized	110,251	85,840	207,716
Acquired in purchase acquisitions	1,481	2,929	—
Amortization expense	(87,175)	(90,994)	(154,905)
Other than temporary impairment	(1,109)	(28,057)	(110,978)
Change in valuation allowance	87,099	36,091	74,259

Balance, December 31,	$451,287	$340,740	$334,931

Following is an analysis of the aggregate changes in the valuation allowance for mortgage servicing rights in 2005, 2004 and 2003:

	Valuation Allowance for Mortgage Servicing Rights For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance, January 1,	$107,636	$143,727	$217,986
Provision for impairment	61,161	83,775	146,132
Other than temporary impairment	(1,109)	(28,057)	(110,978)
Provision recapture and other reductions	(147,151)	(91,809)	(109,413)

Balance, December 31,	$20,537	$107,636	$143,727

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $41.1 billion, $37.8 billion and $36.6 billion at December 31, 2005, 2004 and 2003, respectively. The unpaid principal balances of residential mortgage loans serviced for others were $25.8 billion, $24.5 billion and $24.9 billion at December 31, 2005, 2004 and 2003, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets.

During 2005, 2004 and 2003, BB&T sold residential mortgage loans with unpaid principal balances of $4.8 billion, $5.3 billion and $13.1 billion, respectively, and recognized pretax gains of $33.7 million, $36.2 million and $133.2 million, respectively, which were recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees. At December 31, 2005 and 2004, the approximate weighted average servicing fee was .35% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.83% and 5.86% at December 31, 2005 and 2004, respectively.

At December 31, 2005, BB&T had $275.8 million of residential mortgage loans sold with limited recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $82.7 million on these mortgage loans.

BB&T also arranges and services commercial real estate mortgages through Laureate Capital, the commercial mortgage banking subsidiary of Branch Bank. During the years ended December 31, 2005, 2004 and 2003, Laureate Capital originated $2.0 billion, $1.6 billion and $1.7 billion, respectively, of commercial real estate mortgages, all of which were arranged for third party investors and serviced by Laureate Capital. Laureate

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital’s exposure to credit risk or interest rate risk as a result of these loans is minimal. As of December 31, 2005, 2004 and 2003, Laureate Capital’s portfolio of commercial real estate mortgages serviced for others totaled $8.1 billion, $6.7 billion and $6.9 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. Mortgage servicing rights related to commercial mortgage loans totaled $20.1 million, $14.3 million and $14.8 million at December 31, 2005, 2004 and 2003, respectively.

BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds, net charge-off experience and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At December 31, 2005, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table, which excludes commercial mortgage servicing rights.

Residential Mortgage Servicing Rights December 31, 2005
(Dollars in thousands)
Fair Value of Residential Mortgage Servicing Rights	$431,842

Weighted Average Life	7.5 yrs

Prepayment Speed	11.9%
Effect on fair value of a 10% increase	$(16,806)
Effect on fair value of a 20% increase	(32,319)
Expected Credit Losses	.02%
Effect on fair value of a 10% increase	$(314)
Effect on fair value of a 20% increase	(628)
Weighted Average Discount Rate	9.75%
Effect on fair value of a 10% increase	$(11,388)
Effect on fair value of a 20% increase	(22,180)

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

The Company also has securitized residential mortgage loans and retained the resulting securities available for sale. As of December 31, 2005, the fair value of the securities available for sale still owned by BB&T was $769.2 million and the remaining unpaid principal balance of the underlying loans totaled $781.1 million. Based on the performance of the underlying loans and general liquidity of the securities, the Company’s recovery of the cost basis in the securities has not been significantly impacted by changes in interest rates, prepayment speeds or credit losses.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table includes a summary of mortgage loans managed or securitized and related delinquencies and net charge-offs.

	Years Ended December 31,
	2005	2004
	(Dollars in thousands)
Mortgage Loans Managed or Securitized (1)	$15,538,445	$13,631,642
Less: Loans Securitized and Transferred to Securities Available for Sale	781,065	1,043,084
Less: Loans Held for Sale	494,800	590,442
Less: Mortgage Loans Sold with Recourse	275,819	283,798

Mortgage Loans Held for Investment	$13,986,761	$11,714,318

Mortgage Loans on Nonaccrual Status	$51,526	$64,010

Mortgage Loans 90 Days Past Due and Still Accruing Interest	$38,828	$44,225

Mortgage Loan Net Charge-offs	$5,417	$4,868

(1)	Balances exclude loans serviced for others, with no other continuing involvement.

NOTE 9.	Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds

Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds are summarized as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Federal funds purchased	$1,122,374	$2,866,287
Securities sold under agreements to repurchase	2,699,435	2,520,956
Master notes	1,056,115	910,168
U.S. Treasury tax and loan deposit notes payable	1,041,118	165,911
Other short-term borrowed funds	642,677	224,550

Total	$6,561,719	$6,687,872

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily. Securities sold under agreements to repurchase are borrowings collateralized by securities of the U.S. government or its agencies and have maturities ranging from one day to 24 months. U.S. Treasury tax and loan deposit notes payable are payable to the U.S. Treasury upon demand or for periods of less than one month. Master notes are unsecured, non-negotiable obligations of BB&T Corporation (variable rate commercial paper) that mature in less than one year.

A summary of selected data related to Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds follows:

	As of / For the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Maximum outstanding at any month-end during the year	$9,452,405	$9,009,269	$7,334,900
Balance outstanding at end of year	6,561,719	6,687,872	7,334,900
Average outstanding during the year	7,385,826	6,590,471	5,140,843
Average interest rate during the year	3.04%	1.37%	1.13%
Average interest rate at end of year	3.85	2.06	0.99

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Long-Term Debt

Long-term debt is summarized as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Parent Company
7.25% Subordinated Notes Due 2007	$249,465	$249,122
6.375% Subordinated Notes Due 2025 (1)	—	351,111
6.50% Subordinated Notes Due 2011 (2,4)	646,362	645,841
4.75% Subordinated Notes Due 2012 (2,4)	495,283	494,707
5.20% Subordinated Notes Due 2015 (2,4)	996,531	996,274
4.90% Subordinated Notes Due 2017 (2,4)	359,691	—
5.25% Subordinated Notes Due 2019 (2,4)	599,761	599,750
Branch Bank
Floating Rate Secured Borrowings Due 2007 (6)	1,500,000	1,500,000
Floating Rate Senior Notes Due 2007	499,884	499,806
Floating Rate Senior Notes Due 2007	499,801	—
Floating Rate Senior Notes Due 2007	249,970	—
Floating Rate Senior Notes Due 2008	499,839	—
4.875% Subordinated Notes Due 2013 (2,4)	249,211	249,099
Federal Home Loan Bank Advances to the Subsidiary Banks (5)
Varying maturities to 2025 with a weighted average cost of 5.25%	5,678,694	5,572,685
Capitalized Leases
Varying maturities to 2028 with interest rates from 8.90% to 15.78%	1,831	1,966
Junior Subordinated Debt to Unconsolidated Trusts (3)	615,870	193,558
Other Long-Term Debt	2,483	2,952
Hedging (Losses) Gains	(26,117)	62,753

Total Long-Term Debt	$13,118,559	$11,419,624

(1)	These subordinated notes were exchanged by BB&T on June 30, 2005 for the 4.90% subordinated notes due 2017.
(2)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(3)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations. At December 31, 2005, the interest rates paid on these borrowings ranged from 5.85% to 10.07%.
(4)	These fixed rate notes were swapped to floating rates based on LIBOR. At December 31, 2005, the effective rates paid on these borrowings ranged from 4.57% to 5.08%.
(5)	At December 31, 2005, the weighted average cost of these advances was 5.25% and the weighted average maturity was 10.9 years.
(6)	These borrowings are secured primarily by automobile loans and have variable rates based on LIBOR.

Excluding the capitalized leases set forth in Note 6, future debt maturities total $270.8 million, $3.2 billion, $504.2 million, $18.9 million and $252.0 million for the next five years. The maturities for 2011 and later years total $8.8 billion.

On June 30, 2005, BB&T exchanged $350 million of subordinated notes maturing in 2025 and bearing an interest rate of 6.375% for $400 million aggregate principal amount of subordinated global notes maturing in 2017 and bearing an interest rate of 4.90%. This exchange was accounted for in accordance with Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” (“EITF 96-19”). The

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction gave rise to substantially similar debt as defined by EITF 96-19 and; therefore resulted in no immediate gain or loss. The loss and financing costs relating to this exchange were deferred and will be amortized over the life of the $400 million subordinated global note offering.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 11.    Shareholders’ Equity

The authorized capital stock of BB&T consists of 1,000,000,000 shares of common stock, $5 par value, and 5,000,000 shares of preferred stock, $5 par value. At December 31, 2005, 543,102,080 shares of common stock and no shares of preferred stock were issued and outstanding.

Stock Option Plans

At December 31, 2005, BB&T had options and restricted shares outstanding from the following stock-based compensation plans: the 2004 Stock Incentive Plan, the 1995 Omnibus Stock Incentive Plan (“Omnibus Plan”), and the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), which are described below. All plans generally allow for accelerated vesting of options or restricted shares for holders that retire and have met retirement eligibility requirements. BB&T’s shareholders have approved all plans that award incentive stock options, non-qualified stock options, shares of restricted stock, performance shares and stock appreciation rights with the exception of plans assumed from acquired companies. As of December 31, 2005, the 2004 Stock Incentive Plan is the only plan that has shares available for future grants.

BB&T’s 2004 Stock Incentive Plan is intended to assist the Corporation in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders. At December 31, 2005 there were 2.1 million nonqualified stock options and 260 thousand restricted shares outstanding under this plan. The options outstanding under the plan generally vest ratably over five years and have a ten-year term. At December 31, 2005, there were 22.6 million shares remaining available to grant under this plan.

BB&T’s Omnibus Plan was intended to allow BB&T to recruit and retain employees with ability and initiative and to associate the employees’ interests with those of BB&T and its shareholders. At December 31, 2005, 8.2 million qualified stock options at prices ranging from $9.42 to $48.01 and 23.4 million non-qualified stock options at prices ranging from $8.90 to $53.10 were outstanding. The stock options generally vest over 3 to 5 years and have a 10-year term.

The Directors’ Plan was intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. In 2005, the plan was amended and no future grants will be awarded in connection with this plan. At December 31, 2005, options to purchase 697 thousand shares of common stock at prices ranging from $11.04 to $31.80 were outstanding pursuant to the Directors’ Plan.

BB&T also has option plans outstanding as the result of assuming the plans of acquired companies. At December 31, 2005, there were 433 thousand stock options outstanding in connection with these plans, with option prices ranging from $16.53 to $29.54.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s stock incentive plans at December 31, 2005, 2004 and 2003 reflecting changes during the years then ended is presented below:

	2005		2004		2003
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of year	30,209,903	$32.11	26,950,671	$29.85	22,678,378	$28.00
Issued in purchase transactions	—	—	435,351	24.32	1,170,857	23.84
Granted	9,257,792	37.39	7,487,867	36.63	6,637,138	32.63
Exercised	(3,307,454)	25.21	(3,607,216)	22.78	(2,814,250)	17.84
Forfeited or Expired	(1,071,256)	35.15	(1,056,770)	34.95	(721,452)	34.42

Outstanding at end of year	35,088,985	$34.06	30,209,903	$32.11	26,950,671	$29.85

Exercisable at year-end	18,374,607	$31.95	17,459,600	$29.86	16,611,373	$27.19

The following table summarizes information about the Company’s stock awards outstanding at December 31, 2005:

	Options/Restricted Shares Outstanding				Options/Restricted Shares Exercisable
Range of Exercise Prices	Number Outstanding 12/31/05	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number Exercisable 12/31/05	Weighted-Average Exercise Price
$ — to $ —	263,001	9.6	yrs	$—	2,834	$—
0.01 to 10.00	29,360	0.6		9.33	29,360	9.33
10.01 to 15.00	320,830	1.6		12.45	320,830	12.45
15.01 to 25.00	3,732,570	3.4		22.46	3,732,570	22.46
25.01 to 35.00	7,859,540	6.0		31.78	4,835,060	31.20
35.01 to 45.00	22,811,010	7.5		37.43	9,381,279	36.73
45.01 to 53.10	72,674	2.8		49.04	72,674	49.04

	35,088,985	6.7	yrs	$34.06	18,374,607	$31.95

Share Repurchase Activity

During the years ended December 31, 2005, 2004 and 2003, BB&T repurchased 12.0 million shares, 11.3 million shares and 21.5 million shares of common stock, respectively. At December 31, 2005, BB&T was authorized to repurchase 23.4 million shares under the August 26, 2003, Board of Directors’ authorization.

Note 12.    Income Taxes

The provision for income taxes was comprised of the following:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Current expense (benefit):
Federal	$637,541	$420,134	$15,376
State	40,623	40,255	(12,836)
Foreign	109,040	103,522	97,616

Total current expense	787,204	563,911	100,156
Deferred expense:
Federal	32,355	187,900	423,102
State	(6,597)	12,176	28,869

Total deferred expense	25,758	200,076	451,971

Provision for income taxes	$812,962	$763,987	$552,127

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax provisions in the above table do not include the effects of income tax deductions resulting from exercises of stock options, which amounted to $16.0 million, $15.6 million and $13.0 million in 2005, 2004 and 2003, respectively, and were recorded as increases to shareholders’ equity. The foreign income tax expense is related to income generated on assets controlled by a foreign subsidiary of Branch Bank.

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Federal income taxes at statutory rate of 35%	$863,356	$812,827	$565,961
Increase (decrease) in provision for income taxes as a result of:
Tax-exempt income from securities, loans and leases, net of related non-deductible interest expense	(25,358)	(25,444)	(30,540)
Tax-exempt life insurance income	(35,378)	(35,501)	(37,304)
Option contracts on leveraged leases	—	—	74,375
State income taxes, net of Federal tax benefit	22,117	34,080	9,921
Other, net	(11,775)	(21,975)	(30,286)

Provision for income taxes	$812,962	$763,987	$552,127

Effective income tax rate	33.0%	32.9%	34.1%

BB&T has entered into certain transactions that have favorable tax treatment. These transactions include loans and investments that produce tax-exempt income, reducing BB&T’s effective tax rate from the statutory rate. On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. In this regard, during 2003 BB&T determined that it was appropriate to defer recognition of benefits from option contracts transferring responsibility for management of future residuals in certain leveraged lease investments to a foreign subsidiary until such benefits were realized for income tax purposes and recorded adjustments to reflect that determination.

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets (liabilities) included in other liabilities in the “Consolidated Balance Sheets” were:

	December 31,
	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$311,332	$300,721
Deferred compensation	119,128	110,065
Unrealized (gain)/loss on securities available for sale	195,635	52,019
Other	66,781	97,410

Total deferred tax assets	692,876	560,215

Deferred tax liabilities:
Lease financing	(1,128,203)	(1,042,574)
Prepaid pension plan expense	(90,698)	(90,339)
Depreciation	(47,979)	(69,376)
Identifiable intangible assets	(128,248)	(143,900)
Loan servicing rights	(114,610)	(84,684)
Unamortized FHLB loan prepayment fees	(220,448)	(260,455)
Other	(103,328)	(113,451)

Total deferred tax liabilities	(1,833,514)	(1,804,779)

Net deferred tax liabilities	$(1,140,638)	$(1,244,564)

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities transactions resulted in income tax expense (benefit) of $(159 thousand), $2.4 million, and $46.9 million related to securities gains for the years ended December 31, 2005, 2004 and 2003, respectively.

In the normal course of business, BB&T is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. During 2003, the IRS concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. Following its examination, the IRS issued a Revenue Agent Report assessing taxes and interest in the amount of $59.3 million related to BB&T’s income tax treatment of certain leveraged lease transactions which were entered into during the years under examination. The assessment, which was paid by BB&T during 2003, did not affect BB&T’s consolidated results of operations in 2003 as it related primarily to differences in the timing of recognizing income and deductions for income tax purposes for which deferred taxes had been previously provided. Management continues to believe that BB&T’s treatment of these leveraged leases was appropriate and in compliance with existing tax laws and regulations for the years examined. BB&T filed a refund request for the taxes and interest related to this matter which was denied by the IRS during the second quarter of 2004. In the fourth quarter of 2004, BB&T filed a lawsuit in the United States District Court for the Middle District of North Carolina to pursue a refund of $3.3 million in taxes plus interest assessed by the IRS related to one of these leveraged lease transactions entered into during 1997. While management expects that this litigation will not be resolved for one to two years, management believes that there will be no material impact on the consolidated results of operations or the consolidated financial position of BB&T, regardless of the outcome of this litigation. Management continues to evaluate its alternatives with regard to the remaining amounts paid, which are related to BB&T’s tax treatment of leveraged lease transactions for the year ended December 31, 1998.

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

The following table summarizes expenses (income) relating to employee retirement plans:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Defined benefit plans	$42,833	$40,439	$40,559
Defined contribution and ESOP plans	59,252	55,346	45,822
Postretirement benefit plans	(3,076)	9,341	10,643
Other	10,564	11,029	14,080

Total expense related to benefit plans	$109,573	$116,155	$111,104

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the significant actuarial assumptions that were used to determine net periodic pension costs:

	December 31,
	2005	2004
Actuarial Assumptions
Weighted average assumed discount rate	5.75%	6.25%
Weighted average expected long-term rate of return on plan assets	8.00	8.00
Assumed rate of annual compensation increases	4.00	4.00

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

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net Periodic Pension Cost
Service cost	$57,777	$52,507	$39,521
Interest cost	58,594	55,165	44,539
Estimated return on plan assets	(80,293)	(72,471)	(51,547)
Net amortization and other	6,755	5,238	8,046

Net periodic pension cost	$42,833	$40,439	$40,559

The following are the significant actuarial assumptions that were used to determine benefit obligations:

	December 31,
	2005	2004
Actuarial Assumptions
Weighted average assumed discount rate	5.75%	5.75%
Assumed rate of annual compensation increases	4.00	4.00

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, January 1,	$940,046	$803,370	$108,487	$85,542
Service cost	54,145	49,130	3,632	3,377
Interest cost	52,782	49,306	5,812	5,859
Actuarial (gain) loss	(1,400)	70,904	(962)	14,201
Benefits paid	(36,963)	(32,664)	(5,187)	(3,286)
Change in plan provisions	—	—	—	1,370
Plans of acquired entities (1)	—	—	—	1,424

Projected benefit obligation, December 31,	$1,008,610	$940,046	$111,782	$108,487

(1)	Includes amounts recorded as purchase accounting adjustments subsequent to the dates of acquisition.

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Change in Plan Assets
Fair value of plan assets, January 1,	$991,236	$900,143	$—	$—
Actual return on plan assets	45,376	90,415	—	—
Employer contributions	30,000	33,342	5,187	3,286
Benefits paid	(36,963)	(32,664)	(5,187)	(3,286)

Fair value of plan assets, December 31,	$1,029,649	$991,236	$—	$—

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Qualified Pension Plan		NonQualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2005	2004	2005	2004
	(Dollars in thousands)
Net Amount Recognized
Funded status	$21,039	$51,190	$(111,781)	$(108,487)
Unrecognized prior service cost	(17,756)	(22,345)	242	213
Unrecognized net loss (gain)	235,424	211,485	25,688	28,446

Net amount recognized	$238,707	$240,330	$(85,851)	$(79,828)

	Qualified Pension Plan		NonQualified Pension Plans
	Years Ended December 31,		Years Ended December 31,

	2005	2004	2005	2004
	(Dollars in thousands)
Reconciliation of Net Pension Asset (Liability)
Prepaid pension cost, January 1,	$240,330	$235,067	$(79,828)	$(69,330)
Contributions	30,000	33,342	5,187	3,286
Net periodic pension cost	(31,623)	(28,079)	(11,210)	(12,360)
Purchase accounting recognition	—	—	—	(1,424)

Prepaid (accrued) pension cost, December 31,	$238,707	$240,330	$(85,851)	$(79,828)

The accumulated benefit obligation for the qualified plans totaled $874.8 million and $822.7 million at December 31, 2005 and 2004, respectively. For the nonqualified plans, the accumulated benefit obligation totaled $92.1 million and $87.4 million at December 31, 2005 and 2004, respectively. BB&T had recorded a minimum pension liability of $8.4 million and $4.6 million in connection with its nonqualified plans at December 31, 2005 and 2004, respectively and had recorded $5.2 million and $3.0 million, net of tax, as accumulated other comprehensive income for this minimum pension liability, at December 31, 2005 and 2004, respectively.

Employer contributions to the qualified pension plan are in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Management is not required to make a contribution to the qualified pension plan during 2006; however, management elected to make a discretionary contribution of $80 million in the first quarter of 2006, and may make additional contributions in 2006 if determined appropriate. For the nonqualified plans the employer contributions are based on benefit payments. The following table reflects the estimated benefit payments reflecting expected future service for the next five years and for the years 2011 through 2015:

	Qualified	Nonqualified
Estimated Benefit Payments	Pension Plan	Pension Plans
2006	$31,879	$4,516
2007	33,440	5,184
2008	35,561	5,461
2009	38,294	5,878
2010	41,479	6,868
2011-2015	285,186	44,266

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of plan assets for the defined benefit pension plans, by asset category, is as follows at December 31, 2005 and 2004.

	December 31,
	2005	2004
Allocation of Plan Assets
Equity securities	59.4%	67.6%
Debt securities	36.7	28.6
Cash equivalents	3.9	3.8

Total	100.0%	100.0%

The plan assets included 964 thousand shares valued at $40.4 million and 936 thousand shares valued at $39.4 million of BB&T common stock at December 31, 2005 and 2004, respectively.

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

Postretirement Benefits Other than Pension

BB&T provides certain postretirement benefits. These benefits provide covered employees a subsidy for purchasing health care and life insurance. During 2004, BB&T changed its postretirement benefit to eliminate the subsidy for those employees retiring after December 31, 2004. BB&T also reduced the subsidy paid to employees who retired on or before December 31, 2004, were age 55 years or older, and had at least ten years of service. For those employees, the subsidy is based upon years of service of the employee at the time of retirement. The effect of the change in subsidy has been accounted for as a plan amendment and reduced the projected benefit obligation by $95.5 million, which is being amortized as a reduction of benefit costs over approximately 17 years. Employer contributions to the plan are based on benefit payments.

The estimated benefit payments for other postretirement benefits are $3.5 million, $3.2 million, $2.9 million, $2.7 million and $2.5 million for the next five years and $6.4 million for the years 2011 through 2015.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the significant actuarial assumptions that were used to determine postretirement benefit plans other than pension costs and obligations:

	December 31,
	2005	2004
Actuarial Assumptions
Weighted average assumed discount rate	5.50%	5.75%
Medical trend rate—initial year	5.00	5.00
Medical trend rate—ultimate	5.00	5.00

The following tables set forth the components of the retiree benefit plan and the amounts recognized in the consolidated financial statements at December 31, 2005, 2004 and 2003 using a measurement date for actuarial calculations as of December 31. Because of the change in subsidy to the plan effective in 2004, management does not believe that any subsidy that may be provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 would be material. Therefore, no subsidy has been included in the actuarial calculation.

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net Periodic Postretirement Benefit (Income) Cost:
Service cost	$—	$3,121	$3,766
Interest cost	1,341	6,179	5,891
Amortization and other	(4,417)	41	986

Total (income) expense	$(3,076)	$9,341	$10,643

	Years Ended December 31,
	2005	2004
	(Dollars in thousands)
Change in Projected Benefit Obligation
Projected benefit obligation, January 1,	$25,901	$122,226
Service cost	—	3,121
Interest cost	1,341	6,179
Plan participants’ contributions	7,305	5,359
Actuarial loss (gain)	3,131	(50)
Benefits paid	(14,567)	(15,419)
Plan amendments	—	(95,515)

Projected benefit obligation, December 31,	$23,111	$25,901

	Years Ended December 31,
	2005	2004
	(Dollars in thousands)
Change in Plan Assets
Fair value of plan assets, January 1,	$—	$—
Employer contributions	7,262	10,060
Plan participants’ contributions	7,305	5,359
Benefits paid	(14,567)	(15,419)

Fair value of plan assets, December 31,	$—	$—

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2005	2004
	(Dollars in thousands)
Net Amount Recognized
Funded status	$(23,111)	$(25,901)
Unrecognized prior service cost	(82,489)	(88,710)
Unrecognized net actuarial (gain) loss	16,987	15,143

Net amount recognized	$(88,613)	$(99,468)

	Years Ended December 31,
	2005	2004
	(Dollars in thousands)
Reconciliation of Postretirement Benefit
Accrued postretirement benefit, January 1,	$(99,468)	$(100,187)
Contributions	7,262	10,060
Net periodic postretirement benefit income (cost)	3,076	(9,341)
Adjustment for additional claims	517	—

Accrued postretirement benefit, December 31,	$(88,613)	$(99,468)

The following table provides the impact that changes in the assumed health care trend rate would have on the net periodic cost of the postretirement plan and the accumulated benefit obligation. Because of the change in subsidy to the plan in 2004 and the demographics of the plan, the effects of changing the assumed health care trend rate produces the opposite effect that would be expected if this was an ongoing plan.

	December 31, 2005
	1% Increase	1% Decrease
Impact of a 1% change in assumed health care cost on:
Service and interest costs	(3.1)%	3.2%
Accumulated postretirement benefit obligation	(2.9)	3.0

Defined Contribution Plans

BB&T offers a 401(k) Savings Plan and other defined contribution plans that permit employees with more than 90 days of service to contribute from 1% to 25% of their compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee’s compensation. BB&T’s contribution to the 401(k) Savings Plan and nonqualified defined contribution plans totaled $56.9 million, $53.4 million and $45.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. BB&T also offers defined contribution plans to certain employees of subsidiaries who do not participate in the 401(k) Savings Plan.

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

	Contract or Notional Amount at December 31,
	2005	2004
	(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend, originate or purchase credit	$28,128,974	$24,899,436
Standby letters of credit and financial guarantees written	2,716,074	2,030,503
Commercial letters of credit	35,893	31,515
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Derivative financial instruments	23,679,972	20,509,499
Commitments to fund low income housing investments	172,362	215,244
Mortgage loans sold with recourse	275,819	283,798

Commitments to extend, originate or purchase credit are primarily lines of credit to businesses and consumers and have specified rates and maturity dates. Many of these commitments also have adverse change clauses, which allow BB&T to cancel the commitment due to deterioration in the borrowers’ creditworthiness.

Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. As of December 31, 2005, BB&T had issued $2.7 billion in such guarantees. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary.

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

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s Banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund affordable housing investments totaled $172.4 million and $215.2 million at December 31, 2005 and 2004, respectively.

Legal Proceedings

The nature of the business of BB&T’s banking and other subsidiaries ordinarily results in a certain amount of litigation. The subsidiaries of BB&T are involved in various legal proceedings, all of which are considered incidental to the normal conduct of business. Based on information currently available, advice of counsel, available insurance coverage and established reserves, BB&T’s management believes that the liabilities, if any, arising from these proceedings will not have a materially adverse effect on the consolidated financial position, consolidated results of operations or consolidated cash flows of BB&T. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to BB&T’s consolidated financial position, consolidated results of operations or consolidated cash flows.

NOTE 15.    Regulatory Requirements and Other Restrictions

BB&T’s Banks are required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2005, the net reserve requirement amounted to $422.9 million.

BB&T’s Banks are subject to laws and regulations that limit the amount of dividends they can pay. In addition, both BB&T and its Banks are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action regulations. BB&T does not expect that any of these laws, regulations or policies will materially affect the ability of the Banks to pay dividends. At December 31, 2005, subject to restrictions imposed by state law, the Boards of Directors of the Banks could have declared dividends from their retained earnings up to $3.2 billion; however, to remain well-capitalized under federal guidelines, the Banks would have limited total additional dividends to $880.7 million.

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on BB&T’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of BB&T’s assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2005 and 2004, BB&T and each of the Banks were classified as “well capitalized”.

Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (leverage ratio).

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides summary information regarding regulatory capital for BB&T and its significant banking subsidiaries as of December 31, 2005 and 2004:

	December 31, 2005			December 31, 2004
	Actual Capital		Minimum Capital Requirement	Actual Capital		Minimum Capital Requirement
	Ratio	Amount		Ratio	Amount
	(Dollars in thousands)
Tier 1 Capital
BB&T	9.3%	$7,453,987	$3,215,622	9.2%	$6,687,082	$2,907,003
Branch Bank	9.4	5,594,422	2,389,115	10.0	5,376,809	2,156,231
BB&T—SC	10.6	561,354	211,651	10.2	506,332	197,801
BB&T—VA	11.6	1,584,022	545,064	12.2	1,523,551	497,599
Total Capital
BB&T	14.4	11,610,547	6,431,244	14.5	10,571,126	5,814,006
Branch Bank	10.7	6,408,822	4,778,229	11.5	6,211,961	4,312,462
BB&T—SC	11.9	627,751	423,302	11.5	568,486	395,602
BB&T—VA	12.5	1,698,900	1,090,128	13.2	1,636,939	995,198
Leverage Capital
BB&T	7.2	7,453,987	4,149,640	7.1	6,687,082	3,766,502
Branch Bank	7.3	5,594,422	2,287,304	7.5	5,376,809	2,142,942
BB&T—SC	8.6	561,354	196,277	8.4	506,332	181,548
BB&T—VA	7.6	1,584,022	624,457	7.8	1,523,551	586,528

As an approved seller/servicer, one of our Banks is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At December 31, 2005 and 2004, this subsidiary’s equity was above all required levels.

At December 31, 2005 and 2004, BB&T’s broker/dealer subsidiaries had restricted cash deposits totaling $85.2 million and $122.2 million, respectively. These deposits relate to monies held for the exclusive benefit of clients.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    Parent Company Financial Statements

Parent Company

Condensed Balance Sheets

December 31, 2005 and 2004

	2005	2004
	(Dollars in thousands)
Assets
Cash and due from banks	$42,410	$49,038
Interest-bearing bank balances	1,944,340	1,472,342
Securities available for sale at fair value	7,399	13,839
Investment in banking subsidiaries	11,832,646	11,679,084
Investment in other subsidiaries	1,384,019	1,325,411

Total investments in subsidiaries	13,216,665	13,004,495

Advances to / receivables from banking subsidiaries	38,031	98,130
Advances to / receivables from other subsidiaries	1,005,522	879,693
Premises and equipment	4,212	4,377
Other assets	212,353	127,579

Total assets	$16,470,932	$15,649,493

Liabilities and Shareholders’ Equity
Short-term borrowed funds	$1,056,115	$910,168
Short-term borrowed funds due to subsidiaries	—	8,680
Dividends payable	206,575	192,849
Accounts payable and other liabilities	137,452	72,544
Long-term debt	3,325,806	3,397,220
Long-term debt due to subsidiaries	615,870	193,558

Total liabilities	5,341,818	4,775,019

Total shareholders’ equity	11,129,114	10,874,474

Total liabilities and shareholders’ equity	$16,470,932	$15,649,493

Parent Company

Condensed Income Statements

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Income
Dividends from banking subsidiaries	$1,379,767	$977,067	$1,478,947
Dividends from other subsidiaries	17,564	11,210	24,796
Interest and other income from subsidiaries	79,485	31,628	30,316
Other income (loss)	3,861	406	(734)

Total income	1,480,677	1,020,311	1,533,325

Expenses
Interest expense	182,825	107,094	86,455
Other expenses	28,486	22,200	20,743

Total expenses	211,311	129,294	107,198

Income before income taxes and equity in undistributed earnings of subsidiaries	1,269,366	891,017	1,426,127
Income tax benefit	37,766	26,563	22,606

Income before equity in undistributed earnings of subsidiaries	1,307,132	917,580	1,448,733
Equity in undistributed earnings of subsidiaries in excess of (less than) dividends from subsidiaries	346,637	640,795	(383,830)

Net income	$1,653,769	$1,558,375	$1,064,903

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company

Condensed Statements of Cash Flows

For the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$1,653,769	$1,558,375	$1,064,903
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries (in excess of) less than dividends from subsidiaries	(346,637)	(640,795)	383,830
Depreciation of premises and equipment	165	165	522
Amortization of unearned compensation	750	172	180
Amortization of intangibles	1,872	—	—
Discount accretion and premium amortization	1,792	(529)	(585)
(Gain) loss on sales of securities	(4,248)	(159)	128
Decrease (increase) in other assets	27,762	29,960	(54,578)
Increase (decrease) in accounts payable and accrued liabilities	22,251	(11,677)	(21,138)

Net cash provided by operating activities	1,357,476	935,512	1,373,262

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	7,271	3,424	2,034
Purchases of securities available for sale	—	—	(223)
Investment in subsidiaries	(25,049)	(19,050)	(54,666)
Advances to subsidiaries	(519,200)	(631,600)	(1,292,403)
Proceeds from repayment of advances to subsidiaries	392,800	159,500	1,584,532
Net cash paid in purchase accounting transactions	(93,404)	(210,437)	(1,726)
Other, net	—	—	(2,966)

Net cash (used in) provided by investing activities	(237,582)	(698,163)	234,582

Cash Flows From Financing Activities:
Net increase in long-term debt	415,895	599,748	746,030
Net increase (decrease) in short-term borrowed funds	145,947	(30,932)	96,885
Net (decrease) increase in advances from subsidiaries	(8,680)	(73,373)	82,053
Net proceeds from common stock issued	79,720	79,749	49,182
Redemption of common stock	(486,464)	(441,361)	(797,911)
Cash dividends paid on common stock	(800,942)	(739,071)	(628,118)

Net cash used in financing activities	(654,524)	(605,240)	(451,879)

Net Increase (Decrease) in Cash and Cash Equivalents	465,370	(367,891)	1,155,965
Cash and Cash Equivalents at Beginning of Year	1,521,380	1,889,271	733,306

Cash and Cash Equivalents at End of Year	$1,986,750	$1,521,380	$1,889,271

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative financial instruments: The fair values of derivative financial instruments are determined based on external pricing sources and dealer quotes. The fair value of most interest rate lock commitments, which are related to residential mortgage loan commitments, are based on quoted market prices adjusted for commitments that BB&T does not expect to fund, excluding any value attributable to the net servicing fee.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the carrying amounts and fair values of BB&T’s financial assets and liabilities:

	December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$2,882,184	$2,882,184	$3,025,835	$3,025,835
Trading securities	706,518	706,518	334,256	334,256
Securities available for sale	19,782,966	19,782,966	18,838,196	18,838,196
Securities held to maturity	—	—	125	125
Derivative assets	96,709	96,709	127,951	127,951
Loans and leases, net of unearned income:
Loans (1)	71,859,116	71,654,670	65,274,938	65,324,859
Leases	3,164,372	N/A	2,887,663	N/A
Allowance for loan and lease losses	(825,300)	N/A	(804,932)	N/A

Net loans and leases	$74,198,188		$67,357,669

Financial liabilities:
Deposits	$74,281,799	74,209,510	$67,699,337	67,703,916
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	6,561,719	6,561,719	6,687,872	6,687,872
Derivative liabilities	107,309	107,309	54,626	54,626
Long-term debt	13,116,728	13,528,308	11,417,658	11,470,820
Capitalized leases	1,831	N/A	1,966	N/A

(1)	Includes loans held for sale.

NA—not applicable.

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments and other commitments:

	December 31,
	2005		2004
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in thousands)
Contractual commitments:
Commitments to extend, originate or purchase credit	$28,128,974	$40,908	$24,899,436	$34,586
Mortgage loans sold with recourse	275,819	690	283,798	709
Standby and commercial letters of credit and financial guarantees written	2,751,967	4,939	2,062,018	8,793
Commitments to fund affordable housing investments	172,362	152,389	215,244	195,287

N/A—not applicable.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    Derivative Financial Instruments

The following tables set forth certain information concerning BB&T’s derivative financial instruments at December 31, 2005 and 2004:

Derivative Financial Instruments

	December 31, 2005		December 31, 2004
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Receive fixed swaps	$4,611,587	$(28,762)	$6,513,601	$67,170
Pay fixed swaps	2,798,228	25,985	2,277,818	(11,900)
Forward starting receive fixed swaps	740,000	(18,729)	200,000	(908)
Forward starting pay fixed swaps	—	—	1,500,000	3,519
Caps, floors and collars	2,426,361	(1,075)	1,421,112	435
Foreign exchange contracts	339,222	377	306,747	549
Futures contracts	15,200	(8)	—	—
Interest rate lock commitments	450,334	1,325	507,121	2,134
Forward commitments	740,040	(4,080)	898,100	(1,657)
Swaptions	6,394,000	(628)	1,750,000	2,030
When-issued securities	2,700,000	5,058	3,740,000	7,060
Options on contracts purchased	2,445,000	9,965	1,260,000	4,981
Options on contracts sold	10,000	—	135,000	(88)
Commercial mortgage index swap	10,000	(28)	—	—

Total	$23,679,972	$(10,600)	$20,509,499	$73,325

BB&T’s receive fixed swaps had weighted average receive rates of 4.74% and 4.61% and weighted average pay rates of 4.28% and 2.63% at December 31, 2005 and 2004, respectively. In addition, BB&T’s pay fixed swaps had weighted average receive rates of 4.29% and 2.40% and weighted average pay rates of 3.97% and 3.37% at December 31, 2005 and 2004, respectively.

The following tables disclose data with respect to BB&T’s derivative financial instrument classifications and hedging relationships:

Derivative Classifications and Hedging Relationships

	December 31, 2005			December 31, 2004
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Gain	Loss		Gain	Loss
	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$1,500,000	$—	$(18,330)	$2,750,000	$4,170	$(9,463)
Hedging institutional certificates of deposit, other time deposits and federal funds purchased	1,250,000	50	—	3,750,000	6,131	(3,147)
Hedging medium term bank notes	1,500,000	26,297	—	500,000	—	(1,070)
Derivatives Designated as Fair Value Hedges:
Hedging business loans	3,117	—	(10)	4,217	—	(118)
Hedging long-term debt	3,400,000	32,140	(58,257)	3,000,000	72,543	(9,790)
Derivatives Not Designated as Hedges	16,026,855	38,222	(30,712)	10,505,282	45,107	(31,038)

Total	$23,679,972	$96,709	$(107,309)	$20,509,499	$127,951	$(54,626)

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005 and 2004, BB&T had designated notional values of $3.4 billion and $3.0 billion, respectively, of derivatives as fair value hedges. At December 31, 2005, fair value hedges reflected a net unrealized loss of approximately $26.1 million, with instruments in a gain position reflecting a fair value of $32.1 million recorded in other assets and instruments in a loss position with a fair value of $58.2 million recorded in other liabilities. At December 31, 2004, derivatives designated as fair value hedges reflected a net unrealized gain of $62.6 million, composed of instruments in a gain position with a fair value of $72.5 million and instruments in a loss position with a fair value of $9.9 million. The impact on earnings during 2005 resulting from fair value hedge ineffectiveness was a loss of $2.1 million. There was no impact on earnings during 2004 or 2003 resulting from fair value hedge ineffectiveness.

At December 31, 2005 and 2004, BB&T had designated derivatives with notional values of $4.3 billion and $7.0 billion, respectively, as cash flow hedges. The instruments had a net estimated fair value of $8.0 million and $(3.4 million) at December 31, 2005 and 2004, respectively. The effect on earnings resulting from the ineffectiveness of cash flow hedges was not material for 2005, 2004 or 2003.

Accumulated other comprehensive income includes $13.5 million and $20.7 million of net after-tax unrecognized losses attributable to cash flow hedges at December 31, 2005 and 2004, respectively. The estimated net amount of the unrecognized losses reflected in accumulated other comprehensive income at December 31, 2005 that is expected to be reclassified into earnings within the next 12 months is $4.1 million. During 2005, 2004 and 2003, BB&T reclassified into earnings from other comprehensive income after-tax net gains of $2.6 million, $42.2 million and $42.5 million, respectively.

Accumulated other comprehensive income included $22.1 million and $8.0 million in unrecognized after-tax losses on interest rate swaps and collars hedging variable interest payments on business loans at December 31, 2005 and 2004, respectively. These amounts included unrecognized after-tax losses on previously terminated and de-designated swaps of $10.6 million and $4.8 million at December 31, 2005 and 2004, respectively. In addition, accumulated other comprehensive income included $8.6 million in net unrecognized gains and $12.7 million in net unrecognized losses on interest rate swaps and caps hedging variable interest payments on federal funds purchased, institutional certificates of deposit, other time deposits and medium term bank notes at December 31, 2005 and 2004, respectively. These amounts included unrecognized after-tax losses of $7.5 million and $13.6 million on interest rate caps at December 31, 2005 and 2004, respectively. BB&T’s floating rate business loans, federal funds purchased, institutional certificates of deposit, other time deposits and medium term bank notes expose it to variability in cash flows for interest payments. The risk management objective for these assets and liabilities is to hedge the variability in the interest payments. This objective is met by entering into interest rate swaps, and interest rate collars and caps. Interest rate collars and caps fix the interest payments when interest rates on the hedged item exceed predetermined rates.

All of BB&T’s cash flow hedges are hedging exposure to variability in future cash flows for forecasted transactions related to the payment of variable interest on then existing financial instruments. The maximum length of time over which BB&T is hedging its exposure to the variability in future cash flows for forecasted transactions related to variable interest payments on existing financial instruments is 4.8 years.

BB&T also held $16.0 billion and $10.5 billion in notional value of derivatives not designated as hedges at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, these instruments were in a net gain position with a net estimated fair value of $7.5 million and $14.1 million, respectively. Changes in the fair value of these derivatives are reflected in current period earnings. Derivatives not designated as a hedge in the notional amounts of $11.3 billion and $8.5 billion have been entered into as risk management instruments for mortgage servicing rights and mortgage banking operations at December 31, 2005 and 2004, respectively. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s economic hedge strategy related to its interest rate lock commitment derivatives and loans held for sale includes utilizing mortgage-based derivatives such as forward commitments and options in order to mitigate market risk. At December 31, 2005 and 2004, respectively, BB&T held derivatives not designated as hedges with notional amounts totaling $2.9 billion and $2.0 billion that have been

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entered into to facilitate transactions on behalf of BB&T’s clients. BB&T also held derivatives not designated as hedges with notional amounts totaling $1.8 billion at December 31, 2005, as risk management instruments primarily related to securities.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T’s maximum loss related to credit risk is equal to the gross fair value of its derivative instruments. BB&T deals only with national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. As of December 31, 2005 and 2004, BB&T had received cash collateral of approximately $2.9 million and $46.5 million, respectively. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivatives contracts at December 31, 2005 and 2004 was not material.

Note 19.    Computation of Earnings Per Share

The basic and diluted earnings per share calculations are presented in the following table:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net income	$1,653,769	$1,558,375	$1,064,903

Weighted average number of common shares outstanding during period	546,916,414	551,661,326	509,850,763

Basic earnings per share	$3.02	$2.82	$2.09

Diluted Earnings Per Share:
Net Income	$1,653,769	$1,558,375	$1,064,903

Weighted average number of common shares outstanding during period	546,916,414	551,661,326	509,850,763
Add:
Effect of dilutive outstanding options	4,463,190	4,379,707	4,231,629

Weighted average number of common shares, as adjusted	551,379,604	556,041,033	514,082,392

Net income	$3.00	$2.80	$2.07

For the years ended December 31, 2005, 2004 and 2003, respectively, options to purchase an additional 99 thousand, 180 thousand and 10.1 million shares of common stock were outstanding, but were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect.

NOTE 20.    Operating Segments

BB&T’s operations are divided into seven reportable business segments: the Banking Network, Mortgage Banking, Trust Services, Insurance Services, Specialized Lending, Investment Banking and Brokerage, and Treasury. These operating segments have been identified based on BB&T’s organizational structure. The

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T allocates expenses to the reportable segments based on various methodologies, including volume and amount of loans and deposits, amount of total assets and liabilities and the volume of full-time equivalent employees serviced. A portion of corporate overhead expense is not allocated, but is retained in corporate accounts reflected as other expenses in the accompanying tables. Income taxes are allocated to the various segments using effective tax rates.

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

Banking Network

BB&T’s Banking Network serves individual and business clients by offering a variety of loan and deposit products and other financial services. The Banking Network is primarily responsible for serving client relationships, and, therefore, is credited with revenue from the Mortgage Banking, Trust Services, Insurance Services, Investment Banking and Brokerage, Specialized Lending and other segments, which is reflected in intersegment noninterest income. Amortization and depreciation expense that has been allocated to the segment totaled $82.7 million, $83.7 million and $84.7 million for 2005, 2004 and 2003, respectively.

Mortgage Banking

The Mortgage Banking segment retains and services mortgage loans originated by the Banking Network as well as those purchased from various correspondent originators. Mortgage loan products include fixed- and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing owner-occupied properties. Fixed-rate mortgage loans are typically sold to government agencies with servicing rights retained by BB&T, while adjustable-rate loans are typically held in the portfolio. The Mortgage Banking segment earns interest on loans held in the warehouse and portfolio, fee income from the origination and servicing of mortgage loans and recognizes gains or losses from the sale of mortgage loans. The Banking Network receives an interoffice credit for the origination of loans and servicing rights, with the corresponding charge remaining in the corporate office, which is reflected as part of other net income in the accompanying tables reconciling segment results to consolidated results. Amortization and depreciation expense that has been allocated to the segment totaled $1.4 million, $1.1 million and $2.2 million for 2005, 2004 and 2003, respectively.

Trust Services

BB&T’s Trust Services segment provides personal trust administration, estate planning, investment counseling, wealth management, asset management, employee benefits services, and corporate trust services to individuals, corporations, institutions, foundations and government entities. The Banking Network receives an interoffice credit for trust fees on referred accounts, with the corresponding charge remaining in the corporate office, which is reflected as part of other net income in the accompanying tables reconciling segment results to consolidated results. Amortization and depreciation expense that has been allocated to the segment totaled $6.9 million, $4.5 million and $3.8 million for 2005, 2004 and 2003, respectively.

Insurance Services

BB&T operates the 6th largest insurance agency/brokerage network in the nation. BB&T Insurance Services provides property and casualty, life and health insurance to businesses and individuals. It also provides small business and corporate products, such as workers compensation and professional liability, as well as surety coverage and title insurance. The Banking Network receives credit for insurance commissions on referred accounts, with the corresponding charge retained in the corporate office, which is reflected as part of other net income in the accompanying tables reconciling segment results to consolidated results. Amortization and depreciation expense that has been allocated to the segment totaled $49.7 million, $43.2 million and $15.1 million for 2005, 2004 and 2003, respectively.

Specialized Lending

BB&T’s Specialized Lending segment consists of six wholly owned subsidiaries that provide specialty finance alternatives to consumers and businesses including: dealer-based financing of equipment for both small

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

businesses and consumers, commercial fleet vehicle and equipment leasing, direct consumer finance, insurance premium finance, nonconforming mortgage lending, indirect sub-prime automobile finance, and full-service commercial mortgage banking. Bank clients as well as non-bank clients within and outside BB&T’s primary geographic market area are served by these companies. The Banking Network receives credit for referrals to these companies with the corresponding charge retained in the corporate office, which is reflected as part of other net income in the accompanying tables reconciling segment results to consolidated results. Amortization and depreciation expense that has been allocated to the segment totaled $13.7 million, $11.8 million and $10.7 million for 2005, 2004 and 2003, respectively.

Investment Banking and Brokerage

BB&T’s Investment Banking and Brokerage segment offers clients investment alternatives, including discount brokerage services, equities, fixed-rate and variable-rate annuities, mutual funds and governmental and municipal bonds through BB&T Investment Services, Inc., a subsidiary of Branch Bank. The Investment Banking and Brokerage segment includes Scott & Stringfellow, Inc., a full-service brokerage and investment banking firm headquartered in Richmond, Virginia. Scott & Stringfellow provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance and equity research and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional taxable and tax-exempt issuers. The Banking Network is credited for investment service revenues on referred accounts, with the corresponding charge retained in the corporate office, which is reflected as part of other net income in the accompanying tables reconciling segment results to consolidated results. Amortization and depreciation expense that has been allocated to the segment totaled $7.2 million, $2.4 million and $2.4 million for 2005, 2004 and 2003, respectively.

Treasury

BB&T’s Treasury segment is responsible for the management of the securities portfolios, overall balance sheet funding and liquidity, and overall management of interest rate risk. Amortization and depreciation expense that has been allocated to the segment totaled $.1 million, $.2 million and $.2 million for 2005, 2004 and 2003, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present selected financial information for BB&T’s reportable business segments for the years ended December 31, 2005, 2004 and 2003:

BB&T Corporation

Reportable Segments

For the Years Ended December 31, 2005, 2004 and 2003

	Banking Network			Mortgage Banking			Trust Services			Insurance Services			Specialized Lending
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(Dollars in thousands)
Net interest income (expense)	$2,497,339	$2,084,942	$1,689,466	$740,939	$701,976	$678,557	$(3,153)	$(2,579)	$(13,178)	$10,872	$4,354	$1,602	$301,228	$278,697	$224,699
Net intersegment interest income (expense)	1,042,688	1,011,952	730,444	(492,631)	(369,671)	(294,995)	8,065	8,636	36,202	—	—	—	—	—	—

Net interest income	3,540,027	3,096,894	2,419,910	248,308	332,305	383,562	4,912	6,057	23,024	10,872	4,354	1,602	301,228	278,697	224,699

Economic provision for loan and lease losses	243,556	246,672	225,478	9,493	8,834	6,912	—	—	—	—	—	—	102,527	91,911	87,741
Noninterest income	893,531	820,518	705,114	112,511	118,092	163,328	157,644	130,298	116,021	689,298	603,421	373,002	58,490	40,715	45,103
Intersegment noninterest income	401,416	367,679	451,622	—	—	—	—	—	—	—	—	—	—	—	—
Noninterest expense	1,282,965	1,264,940	1,262,895	50,820	46,935	56,245	128,824	100,106	90,786	563,929	473,881	286,984	138,882	125,626	110,166
Allocated corporate expenses	624,262	550,230	496,131	35,556	19,330	11,665	17,121	9,286	8,273	28,343	19,160	14,956	17,277	14,784	8,827

Income before income taxes	2,684,191	2,223,249	1,592,142	264,950	375,298	472,068	16,611	26,963	39,986	107,898	114,734	72,664	101,032	87,091	63,068
Provision for income taxes	886,588	731,671	483,894	87,672	123,702	145,610	6,070	9,091	12,201	41,509	45,228	28,148	31,388	24,867	19,239

Segment net income	$1,797,603	$1,491,578	$1,108,248	$177,278	$251,596	$326,458	$10,541	$17,872	$27,785	$66,389	$69,506	$44,516	$69,644	$62,224	$43,829

Identifiable segment assets (period end)	$55,975,906	$52,026,132	$47,453,414	$14,682,488	$12,459,612	$12,246,128	$213,378	$104,752	$83,616	$2,075,002	$1,803,123	$937,274	$3,008,021	$2,410,407	$1,952,188

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T Corporation

Reportable Segments

For the Years Ended December 31, 2005, 2004 and 2003—continued

	Investment Banking and Brokerage			Treasury			All Other Segments (1)			Intersegment Eliminations			Total Segments
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(Dollars in thousands)
Net interest income (expense)	$8,959	$7,792	$6,748	$(38,181)	$187,676	$270,201	$245,011	$218,959	$270,144	$—	$—	$—	$3,763,014	$3,481,817	$3,128,239
Net intersegment interest income (expense)	—	—	—	78,206	36,257	5,555	(46,879)	(36,827)	(40,584)	(589,449)	(650,347)	(436,622)	—	—	—

Net interest income	8,959	7,792	6,748	40,025	223,933	275,756	198,132	182,132	229,560	(589,449)	(650,347)	(436,622)	3,763,014	3,481,817	3,128,239

Economic provision for loan and lease losses	—	—	—	—	—	154	38,858	47,323	41,245				394,434	394,740	361,530
Noninterest income	312,146	274,941	252,891	64,039	67,700	207,158	150,531	159,625	219,397				2,438,190	2,215,310	2,082,014
Intersegment noninterest income	—	—	—	—	—	—	—	—	—	(401,416)	(367,679)	(451,622)	—	—	—
Noninterest expense	276,689	238,502	215,925	6,496	6,303	6,357	96,791	85,064	120,836				2,545,396	2,341,357	2,150,194
Allocated corporate expenses	14,405	14,006	9,010	423	443	987	20,083	16,806	15,511				757,470	644,045	565,360

Income before income taxes	30,011	30,225	34,704	97,145	284,887	475,416	192,931	192,564	271,365	(990,865)	(1,018,026)	(888,244)	2,503,904	2,316,985	2,133,169
Provision for income taxes	11,190	11,658	13,390	11,226	72,891	121,476	59,693	62,512	162,550	(322,031)	(329,840)	(290,456)	813,305	751,780	696,052

Segment net income	$18,821	$18,567	$21,314	$85,919	$211,996	$353,940	$133,238	$130,052	$108,815	$(668,834)	$(688,186)	$(597,788)	$1,690,599	$1,565,205	$1,437,117

Identifiable segment assets (period end)	$1,315,156	$885,294	$947,479	$20,109,743	$18,530,232	$20,297,032	$5,496,614	$5,982,614	$5,642,897	$—	$—	$—	$102,876,308	$94,202,166	$89,560,028

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Years Ended
	December 31,
	2005	2004	2003
	(Dollars in thousands)
Net Interest Income
Net interest income from segments	$3,763,014	$3,481,817	$3,128,239
Other net interest income (expense) (1)	306,524	290,630	267,455
Elimination of management accounting practices (2)	(443,247)	(410,819)	(384,541)
Elimination of other interest income and expense (3)	(101,418)	(13,405)	70,852

Consolidated net interest income	$3,524,873	$3,348,223	$3,082,005

Net income
Net income from segments	$1,690,599	$1,565,205	$1,437,117
Other net income (loss) (1)	158,588	36,061	179,518
Elimination of management accounting practices (2)	(44,806)	(65,534)	(412,163)
Elimination of other income and expense (3)	(150,612)	22,643	(139,569)

Consolidated net income	$1,653,769	$1,558,375	$1,064,903

	December 31,
	2005	2004	2003
Total Assets
Total assets from segments	$102,876,308	$94,202,166	$89,560,028
Other, net (1,3)	6,293,451	6,306,475	906,585

Consolidated total assets	$109,169,759	$100,508,641	$90,466,613

(1)	Other net interest income (expense), other net income (loss) and other, net, include amounts applicable to BB&T’s support functions that are not allocated to the reported segments.
(2)	BB&T’s reconciliation of total segment results to consolidated results requires the elimination of internal management accounting practices. These adjustments include the elimination of the funds transfer pricing credits and charges and the elimination of allocated corporate expenses.
(3)	Amounts reflect intercompany eliminations to arrive at consolidated results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 10, 2006:

BB&T CORPORATION (Registrant)

By:	/s/ John A. Allison, IV
John A. Allison, IV Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 10, 2006.

/s/ John A. Allison, IV
John A. Allison, IV Chairman of the Board and Chief Executive Officer

/s/ Christopher L. Henson
Christopher L. Henson Senior Executive Vice President and Chief Financial Officer

/s/ Edward D. Vest
Edward D. Vest Executive Vice President and Corporate Controller

A Majority of the Directors of the Registrant are included.

/s/ Jennifer S. Banner
Jennifer S. Banner Director

/s/ Anna R. Cablik
Anna R. Cablik Director

/s/ Nelle R. Chilton
Nelle R. Chilton Director

/s/ Ronald E. Deal
Ronald E. Deal Director

/s/ Tom D. Efird
Tom D. Efird Director

/s/ Barry J. Fitzpatrick
Barry J. Fitzpatrick Director

/s/ L. Vincent Hackley, PhD.
L. Vincent Hackley, PhD. Director

/s/ Jane P. Helm
Jane P. Helm
Director

/s/ John P. Howe III, M.D.
John P. Howe III, M.D.
Director

/s/ James H. Maynard
James H. Maynard
Director

/s/ Albert O. McCauley
Albert O. McCauley
Director

/s/ J. Holmes Morrison
J. Holmes Morrison
Director

/s/ Nido R. Qubein
Nido R. Qubein
Director

/s/ E. Rhone Sasser
E. Rhone Sasser
Director

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Annex I of Form S-4 Registration Statement No. 33-56437.

2.2	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Annex II of Form S-4 Registration Statement No. 33-56437.

2.3	Agreement and Plan of Reorganization dated as of January 20, 2003 between the Registrant and First Virginia Banks, Inc.	Incorporated herein by reference to Appendix A of Form S-4 Registration Statement No. 333-103832.

3(i)	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(i) of the Annual Report on Form 10-K, filed March 7, 2005.

3(ii)	Bylaws of the Registrant, as amended.	Incorporated herein by reference to Exhibit 4.2 of Form S-3 Registration Statement No. 333-126592.

4.1	Amended and Restated Articles of Incorporation of the Registrant related to Junior Participating Preferred Stock.	Incorporated herein by reference to Article IV of Exhibit 3(i).

4.2

Subordinated Indenture (including Form of Subordinated Debt Security) between the Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996.

Incorporated herein by reference to Exhibit 4(d) of Form S-3 Registration Statement No. 333-02899.

4.3

Senior Indenture (including form of Senior Debt Security) between Registrant and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company), as trustee, dated as of May 24, 1996

Incorporated herein by reference to Exhibit 4(c) of Form S-3 Registration Statement No. 333-02899.

4.4	First Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of December 23, 2003.	Incorporated herein by reference to Exhibit 4 of the Current Report on Form 8-K, filed December 23, 2003.

4.5	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of September 24, 2004.	Incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed September 27, 2004.

10.1*	BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan (amended and restated November 1, 2001).	Incorporated herein by reference to Exhibit 10(v) of the Annual Report on Form 10-K, filed March 15, 2002.

10.2*	2001 Declaration of Amendment to BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(y) of the Annual Report on Form 10-K, filed March 15, 2002.

Exhibit No.	Description	Location

10.3*	2004 Declaration of Amendment to BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K, filed March 7, 2005.

10.4*	2005 Declaration of Amendment to BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(e) of the Current Report on Form 8-K, filed February 28, 2005.

10.5*	2005 Declaration of Amendment No. 2 to BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(f) of the Current Report on Form 8-K, filed February 24, 2006.

10.6*	Summary of Terms of Annual Non-Employee Director Option Grant Program.	Incorporated herein by reference to Exhibit 10(a) of the Current Report on Form 8-K, filed February 24, 2006.

10.7*	BB&T Corporation 1995 Omnibus Stock Incentive Plan (as amended and restated through February 25, 2003).	Incorporated herein by reference to Exhibit 99 of Form S-8 Registration Statement No. 333-116502.

10.8*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 1995 Omnibus Stock Incentive Plan, as amended and restated.	Incorporated herein by reference to Exhibit 10(b) of the Current Report on Form 8-K, filed February 28, 2005.

10.9*	BB&T Corporation 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 99 of Form S-8 Registration Statement No. 333-116488.

10.10*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10(b) of the Current Report on Form 8-K, filed February 24, 2006.

10.11*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10(c) of the Current Report on Form 8-K, filed February 24, 2006.

10.12*	Form of Restricted Stock Unit Agreement for the Company’s 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10(d) of the Current Report on Form 8-K, filed February 24, 2006.

10.13*	Form of Restricted Stock Unit Agreement (Performance Vesting Component) for the Company’s 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 10(e) of the Current Report on Form 8-K, filed February 24, 2006.

10.14*	BB&T Corporation Amended and Restated 1996 Short-term Incentive Plan.	Incorporated herein by reference to Exhibit 10(q) of the Annual Report on Form 10-K, filed on March 16, 2001.

Exhibit No.	Description	Location

10.15*	Southern National Deferred Compensation Plan for Key Executives including amendments.	Incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K, filed March 7, 2005.

10.16*	Southern National Supplemental Executive Retirement Plan including amendments.	Incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K, filed March 7, 2005.

10.17*	Southern National Non-Qualified Defined Benefit Plan and amendments.	Incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K, filed March 8, 2004.

10.18*	BB&T Corporation Non-Qualified Defined Contribution Plan (amended and restated November 1, 2001).	Incorporated herein by reference to Exhibit 10(p) of the Annual Report on Form 10-K, filed March 15, 2002.

10.19*	BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees (amended and restated effective November 1, 2001).	Incorporated herein by Reference to Exhibit 10 (n) of the Annual Report on Form 10-K, filed March 15, 2002.

10.20*	BB&T Corporation Non-Qualified Deferred Compensation Trust (amended and restated effective November 1, 2001).	Incorporated herein by reference to Exhibit 10(x) of the Annual Report on Form 10-K, filed March 15, 2002.

10.21*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and John A. Allison, IV.	Incorporated herein by reference to Exhibit 10(z) of the Quarterly Report on Form 10-Q, filed May 13, 2002.

10.22*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and W. Kendall Chalk.	Incorporated herein by reference to Exhibit 10(aa) of the Quarterly Report on Form 10-Q, filed May 13, 2002.

10.23*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Robert E. Greene.	Incorporated by reference to Exhibit 10(ab) of the Quarterly Report on Form 10-Q, filed May 13, 2002.

10.24*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Kelly S. King.	Incorporated herein by reference to Exhibit 10 (ad) of the Quarterly Report on Form 10-Q, filed May 13, 2002.

10.25*	2004 Amendments to Amended and Restated Employment Agreement, effective July 1, 2004, by and among the Registrant, Branch Banking and Trust Co. and Kelly S. King.	Incorporated herein by reference to Exhibit 99.3 of the Current Report on Form 8-K, filed November 1, 2004.

10.26*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and C. Leon Wilson, III.	Incorporated herein by reference to Exhibit 10(ag) of the Quarterly Report on Form 10-Q, filed May 13, 2002.

Exhibit No.	Description	Location

10.27*	Employment Agreement, dated October 29, 2004, by and among the Registrant, Branch Banking and Trust Co. and Christopher L. Henson.	Incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed November 1, 2004.

10.28*	Employment Agreement, dated October 29, 2004, by and among the Registrant, Branch Banking and Trust Co. and Ricky K. Brown.	Incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K, filed November 1, 2004.

10.29*	Employment Agreement, dated November 10, 2003, by and among the Registrant, Branch Banking and Trust Co. and Barbara F. Duck.	Incorporated herein by reference to Exhibit 10(af) of the Annual Report on Form 10-K, filed March 8, 2004.

10.30*	Employment Agreement, dated November 10, 2003, by and among the Registrant, Branch Banking and Trust Co. and Steven B. Wiggs.	Incorporated herein by reference to Exhibit 10(ag) of the Annual Report on Form 10-K, filed March 8, 2004.

10.31*	Amended and Restated Employment Agreement by and among the Registrant, Branch Banking and Trust Co. and Scott E. Reed.	Incorporated herein by reference to Exhibit 10 (ae) of the Quarterly Report on Form 10-Q, filed May 13, 2002.

10.32*	Death Benefit Only Plan, Dated April 23, 1990, by and between Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration Statement No. 33-33984.

10.33*	Settlement and Non-Compete Agreement, dated February 28, 1995, by and between the Registrant and L. Glenn Orr, Jr.	Incorporated herein by reference to Exhibit 10(b) of Form S-4 Registration Statement No. 33-56437.

10.34*	Settlement and Noncompetition Agreement, dated July 1, 1997, by and between the Registrant and E. Rhone Sasser.	Incorporated herein by reference to Exhibit 10(af) of the Annual Report on Form 10-K, filed March 7, 2005.

10.35*	Employment Agreement, dated February 6, 2000, by and between the Registrant and J. Holmes Morrison.	Incorporated herein by reference to Exhibit 10(s) of the Annual Report on Form 10-K, filed on March 16, 2001.

10.36*	Employment Agreement, dated January 20, 2003, by and between Branch Banking and Trust Co. of Virginia and Barry F. Fitzpatrick.	Incorporated herein by reference to Exhibit 10(ae) of the Annual Report on Form 10-K, filed March 8, 2004.

10.37*	Special Pay Agreement, dated January 20, 2003, by and between First Virginia Banks, Inc. and Barry J. Fitzpatrick.	Incorporated herein by reference to Exhibit 10(ah) of the Annual Report on Form 10-K, filed March 8, 2004.

10.38*	First Virginia Banks, Inc. 1983 Directors’ Deferred Compensation Plan; First Virginia Banks, Inc. 1986 Directors’ Deferred Compensation Plan (and amendments thereto).	Incorporated herein by reference to Exhibit 10(ai) of the Annual Report on Form 10-K, filed March 8, 2004.

Exhibit No.	Description	Location

10.39*	First Virginia Banks, Inc. Key Employee Salary Reduction Deferred Compensation Plan; First Virginia Banks, Inc. 1986 Key Employee Salary Reduction Deferred Compensation Plan.	Incorporated herein by reference to Exhibit 10(aj) of the Annual Report on Form 10-K, filed March 8, 2004.

11	Statement re computation of earnings per share.	Filed herewith as Note 19 to the Financial Statements.

12	Statement re computation of ratios.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

22	Proxy Statement for the 2006 Annual Meeting of Shareholders.	Future filing incorporated herein by reference pursuant to General Instruction G(3).

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

* Management compensatory plan or arrangement.