Form 10-Q
period 2006-03-31
BB&T CORP
filed 2006-05-05
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2006

Commission file number: 1-10853

BB&T CORPORATION
(exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street	27101
Winston-Salem, North Carolina	(Zip Code)
(Address of Principal Executive Offices)

(336) 733-2000
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  [Ö ]   NO  [__]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer   [ Ö ]              Accelerated filer   [__]               Non-accelerated filer   [__]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  [    ]   NO [Ö]

At April 30, 2006, 535,773,565 shares of the registrant's common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

March 31, 2006

BB&T Corporation          Page 1          First Quarter 2006 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2006	2005

Assets
Cash and due from banks	$1,933,456	$2,185,571
Interest-bearing deposits with banks	372,336	410,380
Federal funds sold and securities purchased under resale agreements
or similar arrangements	410,119	286,233
Trading securities at fair value	745,169	706,518
Securities available for sale at fair value	19,433,575	19,782,966
Loans held for sale	447,674	628,834
Loans and leases, net of unearned income	75,831,608	74,394,654
Allowance for loan and lease losses	(833,231)	(825,300)

Loans and leases, net	74,998,377	73,569,354

Premises and equipment, net of accumulated depreciation	1,267,647	1,286,909
Goodwill	4,300,396	4,255,998
Core deposit and other intangible assets	479,231	487,525
Residential mortgage servicing rights (fair value at March 31, 2006,
and lower of cost or market at December 31, 2005)	462,920	431,213
Other assets	5,182,789	5,138,258

Total assets	$110,033,689	$109,169,759

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$13,413,099	$13,476,939
Interest checking	1,338,847	1,426,715
Other client deposits	32,074,100	30,959,888
Client certificates of deposit	20,352,627	19,309,667
Other interest-bearing deposits	8,385,456	9,108,590

Total deposits	75,564,129	74,281,799

Federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	6,356,330	6,561,719
Long-term debt	13,045,058	13,118,559
Accounts payable and other liabilities	4,098,200	4,078,568

Total liabilities	99,063,717	98,040,645

Commitments and contingencies (Note 6)
Shareholders' equity:

Preferred stock, $5 par, 5,000,000 shares authorized, none issued or
outstanding at March 31, 2006, or at December 31, 2005	—	—
Common stock, $5 par, 1,000,000,000 shares authorized;
535,588,093 issued and outstanding at March 31, 2006, and
543,102,080 issued and outstanding at December 31, 2005	2,677,940	2,715,510
Additional paid-in capital	2,577,204	2,818,703
Retained earnings	6,179,559	5,951,135
Accumulated other comprehensive loss, net of deferred income
taxes of $(269,522) at March 31, 2006, and $(207,319) at December 31, 2005	(464,731)	(356,234)

Total shareholders' equity	10,969,972	11,129,114

Total liabilities and shareholders' equity	$110,033,689	$109,169,759

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 2          First Quarter 2006 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31,

	2006	2005

Interest Income
Interest and fees on loans and leases	$1,333,545	$1,052,821
Interest and dividends on securities	215,905	186,788
Interest on short-term investments	7,220	3,883

Total interest income	1,556,670	1,243,492

Interest Expense
Interest on deposits	438,420	241,299
Interest on federal funds purchased, securities sold under
repurchase agreements and short-term borrowed funds	65,081	42,466
Interest on long-term debt	155,117	110,544

Total interest expense	658,618	394,309

Net Interest Income	898,052	849,183
Provision for credit losses	47,571	41,045

Net Interest Income After Provision for Credit Losses	850,481	808,138

Noninterest Income
Insurance commissions	176,512	152,290
Service charges on deposits	131,241	120,772
Other nondeposit fees and commissions	72,953	54,946
Investment banking and brokerage fees and commissions	81,311	68,883
Trust income	37,020	30,407
Mortgage banking income	32,295	30,193
Bankcard fees and merchant discounts	28,682	25,436
Securities gains, net	2	7
Other income	48,179	33,687

Total noninterest income	608,195	516,621

Noninterest Expense
Personnel expense	513,999	415,116
Occupancy and equipment expense	107,785	105,744
Amortization of intangibles	25,108	28,102
Professional services	26,182	16,289
Merger-related and restructuring (gains), net	(2,976)	(2,557)
Other expenses	149,083	168,012

Total noninterest expense	819,181	730,706

Earnings
Income before income taxes	639,495	594,053
Provision for income taxes	207,982	198,669

Net income	$431,513	$395,384

Per Common Share
Net income:
Basic	$.80	$.72

Diluted	$.79	$.71

Cash dividends paid	$.38	$.35

Weighted Average Shares Outstanding
Basic	539,952,669	549,282,008

Diluted	543,435,830	553,654,679

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 3          First Quarter 2006 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)
(Dollars in thousands, except per share data)

					Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2005	550,406,287	$2,752,032	$3,121,609	$5,112,034	$(111,201)	$10,874,474
Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	395,384	—	395,384
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $(106,680)	—	—	—	—	(183,216)	(183,216)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $11	—	—	—	—	(18)	(18)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	(183,234)	(183,234)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $3,747	—	—	—	—	5,962	5,962
Change in minimum pension liability, net of tax of $(1,572)	—	—	—	—	(2,138)	(2,138)

Total comprehensive income (loss)	—	—	—	395,384	(179,410)	215,974

Common stock issued:
In purchase acquisitions	646,489	3,232	22,068	—	—	25,300
In connection with stock option exercises
and other employee benefits, net of cancellations	586,046	2,930	10,897	—	—	13,827
Redemption of common stock	(3,000,000)	(15,000)	(103,208)	—	—	(118,208)
Cash dividends declared on common stock, $.35 per share	—	—	—	(192,280)	—	(192,280)
Tax benefit from exercise of equity-based awards	—	—	6,051	—	—	6,051
Other, net	—	—	146	—	—	146

Balance, March 31, 2005	548,638,822	$2,743,194	$3,057,563	$5,315,138	$(290,611)	$10,825,284

Balance, January 1, 2006	543,102,080	$2,715,510	$2,818,703	$5,951,135	$(356,234)	$11,129,114
Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	431,513	—	431,513
Unrealized holding gains (losses) arising during the
period on securities available for sale, net of tax of $(64,487)	—	—	—	—	(112,191)	(112,191)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $(1)	—	—	—	—	(1)	(1)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	(112,192)	(112,192)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $1,829	—	—	—	—	2,899	2,899

Change in minimum pension liability, net of tax of $456	—	—	—	—	796	796

Total comprehensive income (loss)	—	—	—	431,513	(108,497)	323,016

Common stock issued:
In purchase acquisitions	189,045	945	7,057	—	—	8,002
In connection with stock option exercises
and other employee benefits, net of cancellations	604,371	3,022	12,972	—	—	15,994
Redemption of common stock	(8,307,403)	(41,537)	(292,415)	—	—	(333,952)
Cash dividends declared on common stock, $.38 per share	—	—	—	(203,089)	—	(203,089)
Tax benefit from exercise of equity-based awards	—	—	4,355	—	—	4,355
Equity-based compensation expense	—	—	26,532	—	—	26,532

Balance, March 31, 2006	535,588,093	$2,677,940	$2,577,204	$6,179,559	$(464,731)	$10,969,972

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 4          First Quarter 2006 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended
	March 31,

	2006	2005

Cash Flows From Operating Activities:
Net income	$431,513	$395,384
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	47,571	41,045
Depreciation	43,453	40,000
Amortization of intangibles	25,108	28,102
Amortization of purchase accounting mark-to-market adjustments, net	4,987	6,933
Equity-based compensation	26,532	45
Discount accretion and premium amortization on long-term debt, net	29,918	27,182
Discount accretion and premium amortization on securities, net	8,918	12,195
Net increase in trading account securities	(32,186)	(144,405)
Gain on sales of securities, net	(2)	(7)
Gain on sales of loans and mortgage loan servicing rights, net	(14,902)	(20,117)
Gain on disposals of premises and equipment, net	(29,868)	(522)
Proceeds from sales of loans held for sale	1,121,406	1,223,980
Purchases of loans held for sale	(297,044)	(192,141)
Origination of loans held for sale, net of principal collected	(628,300)	(1,029,238)
Tax benefit from exercise of equity-based awards	—	6,051
Decrease in other assets, net	(142,402)	(109,158)
Increase in accounts payable and other liabilities, net	(12,116)	299,679
Other, net	(6,086)	3,996

Net cash provided by operating activities	576,500	589,004

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	9,335	563,821
Proceeds from maturities, calls and paydowns of securities available for sale	382,302	684,705
Purchases of securities available for sale	(204,896)	(2,274,854)
Proceeds from maturities, calls and paydowns of securities held to maturity	—	125
Leases made to customers	(63,836)	(65,386)
Principal collected on leases	48,015	41,583
Loan originations, net of principal collected	(1,205,335)	(1,057,421)
Purchases of loans	(144,571)	(198,786)
Net cash paid in business combinations	(33,513)	(11,456)
Purchases and originations of mortgage servicing rights	(24,396)	(20,804)
Proceeds from disposals of premises and equipment	79,635	9,770
Purchases of premises and equipment	(54,470)	(34,730)
Proceeds from sales of foreclosed property or other real estate held for sale	28,029	22,954

Net cash used in investing activities	(1,183,701)	(2,340,479)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	1,282,993	(860,929)
Net (decrease) increase in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	(205,389)	2,464,227
Proceeds from issuance of long-term debt	3,458	—
Repayment of long-term debt	(120,029)	(252,465)
Net proceeds from common stock issued	15,994	13,827
Redemption of common stock	(333,952)	(118,208)
Cash dividends paid on common stock	(206,502)	(192,696)
Tax benefit from exercise of equity-based awards	4,355	—

Net cash provided by financing activities	440,928	1,053,756

Net Decrease in Cash and Cash Equivalents	(166,273)	(697,719)
Cash and Cash Equivalents at Beginning of Period	2,882,184	3,025,835

Cash and Cash Equivalents at End of Period	$2,715,911	$2,328,116

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$624,846	$351,677
Income taxes	82,949	179,136
Noncash investing and financing activities:
Transfers of loans to foreclosed property	12,223	9,420
Transfers of fixed assets to other real estate owned	2,376	2,816
Common stock issued in business combinations	8,002	25,300

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation           Page 5          First Quarter 2006 10-Q

BB&T CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE 1. Basis of Presentation

   General

          In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), present fairly, in all material respects, BB&T’s financial position at March 31, 2006 and December 31, 2005; BB&T’s results of operations for the three months ended March 31, 2006 and 2005; and BB&T’s cash flows for the three months ended March 31, 2006 and 2005. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All adjustments during the first three months of 2006 were of a normal recurring nature.

          These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T’s 2005 Annual Report on Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements.

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

BB&T Corporation           Page 6          First Quarter 2006 10-Q

   Principles of Consolidation

          The consolidated financial statements of BB&T include the accounts of BB&T Corporation and those subsidiaries that are majority-owned by BB&T and over which BB&T exercises control. In consolidation, all significant intercompany accounts and transactions are eliminated. The results of operations of companies acquired are included only from the dates of acquisition. All material wholly owned and majority-owned subsidiaries are consolidated unless accounting principles generally accepted in the United States of America require otherwise.

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

          BB&T accounts for unconsolidated partnership investments using the equity method of accounting. In addition to affordable housing partnerships, which represent the majority of unconsolidated investments in variable interest entities, BB&T also has investments and future funding commitments to venture capital and other entities. The maximum potential exposure to losses relative to investments in variable interest entities is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured.

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

BB&T Corporation           Page 7          First Quarter 2006 10-Q

   Equity-Based Compensation

          BB&T maintains various equity-based compensation plans. These plans provide for the granting of stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to selected BB&T employees and directors. BB&T adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), on January 1, 2006, using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123(R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123 , “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The adoption of SFAS No. 123(R) reduced BB&T’s income before income taxes and net income for the three months ended March 31, 2006, by $26.0 million and $16.1 million, respectively, while basic earnings per share and diluted earnings per share for the same period were reduced by $.03 per share. The adoption of SFAS No. 123(R) also required that excess tax benefits from the exercise of equity-based awards be recorded as a financing cash flow, rather than an operating cash flow. This requirement reduced cash provided by operating activities and increased cash provided by financing activities for the three months ended March 31, 2006, by $4.4 million. Additional disclosures required by SFAS No. 123(R) are included in Note 11 to the consolidated financial statements herein.

          As permitted by SFAS No. 123, BB&T accounted for share-based awards granted to employees prior to January 1, 2006 using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees,” and related interpretations. Since the option price equaled the market price on the date of the grant for options awarded by BB&T, compensation cost was not recognized for any of the periods presented, except with respect to restricted stock awards and awards that were modified.

          The following table presents BB&T’s net income, basic earnings per share and diluted earnings per share as reported, and pro forma net income and pro forma earnings per share for periods ended prior to January 1, 2006, assuming compensation cost for BB&T’s stock option plans had been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method prescribed by SFAS No. 123. BB&T’s equity-based awards generally contain a provision that accelerates vesting of awards for holders who retire and have met all retirement eligibility requirements. Prior to the adoption of SFAS No. 123(R), BB&T reported the expense in the pro forma disclosure based on the vesting cycle in the grant agreement and reported an acceleration of the expense for the unrecognized compensation cost in the period that the accelerated vesting occurred. BB&T will continue to account for awards granted prior to the adoption of SFAS No. 123(R) in this manner, with the exception that the unrecognized compensation cost on the date of adoption will be recognized as personnel expense in future periods. For awards granted after January 1, 2006, BB&T has recognized compensation expense based on retirement eligibility dates for all equity-based compensation awards. Therefore, the information presented in the following table is not comparable to the amounts recognized by BB&T in the first quarter of 2006.

BB&T Corporation           Page 8          First Quarter 2006 10-Q

For the Three
Months Ended
March 31, 2005

(Dollars in thousands,
except per share data)

Net income:
Net income as reported	$395,384
Add: Equity-based compensation expense
included in reported net income, net of tax	27
Deduct: Total equity-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(4,415)

Pro forma net income	$390,996

Basic EPS:
As reported	$.72
Pro forma	.71

Diluted EPS:
As reported	.71
Pro forma	.71

   Changes in Accounting Principles and Effects of New AccountingPronouncements

          In July 2005, the Financial Accounting Standards Board (“FASB”) issued Proposed FASB Staff Position (“FSP”) FAS 13-a “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease”, which proposes to amend SFAS No. 13, “Accounting for Leases.” The proposed FSP would require recalculations of leveraged leases for changes that affect the timing of cash flows, even if the total amount of cash flows is not affected. If the FSP is finalized as currently proposed, it would require a one-time non-cash charge to be recorded as a cumulative effect of a change in accounting principle. The amount of the charge related to the previously recognized lease income, if any, would then be recognized as income over the remaining lives of the respective leases. While BB&T has entered into leveraged lease transactions in prior years that may require recalculations, any impact on BB&T’s consolidated financial position or consolidated results of operations cannot currently be predicted with certainty, because the final timing and provisions of the proposal have yet to be determined.

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

BB&T Corporation           Page 9          First Quarter 2006 10-Q

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS No. 155”), which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. BB&T adopted the provisions of SFAS No. 155 on January 1, 2006. The adoption did not have an impact on BB&T’s consolidated financial position, results of operations or cash flows.

          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which was issued to simplify the accounting for servicing rights and reduce the volatility resulting from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS No. 156 requires separately recognized servicing rights to be initially measured at fair value, and provides the irrevocable option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140. BB&T adopted the provisions of SFAS No. 156 effective January 1, 2006. The initial application of the provisions of SFAS No. 156 was immaterial to BB&T’s consolidated financial position, results of operations and cash flows. The disclosures required by SFAS No. 156 are included in Note 12 to the consolidated financial statements herein.

NOTE 2. Business Combinations

   Insurance and Other Nonbank Acquisitions

          During the first three months of 2006, BB&T acquired two nonbank financial services companies. In conjunction with these transactions, BB&T issued approximately 189 thousand shares of common stock and paid $35.0 million in cash. Approximately $17.4 million in goodwill and $16.8 million of identifiable intangibles were recorded in connection with these transactions, pending final valuations. During 2005, BB&T acquired five insurance businesses and four nonbank financial services companies, including the acquisition of a 70% ownership interest in Sterling Capital Management LLC, an investment management services company based in Charlotte, North Carolina. In conjunction with these transactions, BB&T issued approximately 1.2 million shares of common stock and paid approximately $136.4 million in cash. Including subsequent adjustments, approximately $104.4 million in goodwill and $85.2 million of identifiable intangible assets were recorded in connection with these transactions. BB&T also acquires client relationships, primarily from insurance companies. Such acquisitions have not been material to BB&T’s financial condition or results of operations.

BB&T Corporation           Page 10          First Quarter 2006 10-Q

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

Summary of Merger-Related and Restructuring Charges (Gains)

	For the Three Months Ended March 31,

	2006	2005

	(Dollars in thousands)
Severance and personnel-related items	$9	$(1,287)
Occupancy and equipment	(3,008)	(1,213)
Systems conversions and related items	—	3
Other merger-related items	23	(60)

Total	$(2,976)	$(2,557)

          In conjunction with the consummation of an acquisition and completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance and other personnel-related costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The costs related to the acquired entity are accrued in accordance with the guidance in EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, and generally recorded as adjustments to the purchase price unless they are required to be expensed as incurred. The costs related to existing BB&T facilities and personnel are recorded in accordance with the guidance in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS 112, “Employers’ Accounting for Postemployment Benefits”, as appropriate, and reflected as merger-related and restructuring charges on the Consolidated Statements of Income. The following table presents a summary of BB&T’s merger accrual activity for 2006:

	Merger Accrual Activity

	(Dollars in thousands)

		Merger-related
	Balance	and			Balance
	January 1,	restructuring			March 31,
	2006	charges (gains)	Utilized	Other, net	2006

Severance and personnel-related items	$6,011	$9	$(952)	$(76)	$4,992
Occupancy and equipment	7,606	(3,008)	(331)	—	4,267
Other merger-related items	2,924	23	(310)	123	2,760

Total	$16,541	$(2,976)	$(1,593)	$47	$12,019

BB&T Corporation           Page 11          First Quarter 2006 10-Q

           The following table provides a summary of BB&T’s merger accrual activity, by acquisition, for 2006:

		Merger-related
	Balance	and			Balance
	January 1,	restructuring			March 31,
Acquired Institution	2006	charges (gains)	Utilized	Other, net	2006

	(Dollars in thousands)

Premier Bancshares, Inc.	$146	$—	$—	$—	$146
One Valley Bancorp, Inc.	184	(161)	(23)	—	—
FCNB Corp.	296	(102)	(12)	—	182
FirstSpartan Financial Corp.	58	(19)	(39)	—	—
Century South Banks, Inc.	737	—	(31)	—	706
Virginia Capital Bancshares, Inc.	505	(139)	(101)	—	265
F&M National Corporation	1,528	(81)	(29)	—	1,418
Community First Banking Company	150	(100)	—	—	50
Area Bancshares Corporation	417	—	—	—	417
Equitable Bank	1,942	(1,942)	—	—	—
First Virginia Banks, Inc.	7,221	(483)	(819)	—	5,919
Nonbank subsidiairies	3,357	—	(488)	47	2,916
Other adjustments	—	51	(51)	—	—

Total	$16,541	$(2,976)	$(1,593)	$47	$12,019

NOTE 3. Securities

          The amortized cost and approximate fair values of securities available for sale were as follows:

	March 31, 2006

				Estimated
	Amortized	Gross Unrealized		Fair

	Cost	Gains	Losses	Value

	(Dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$126,162	$—	$2,111	$124,051
U.S. government-sponsored entity securities	11,574,823	46	505,195	11,069,674
Mortgage-backed securities	6,507,151	2,264	206,728	6,302,687
States and political subdivisions	629,067	10,200	1,186	638,081
Equity and other securities	1,306,265	16,509	23,692	1,299,082

Total securities available for sale	$20,143,468	$29,019	$738,912	$19,433,575

BB&T Corporation           Page 12          First Quarter 2006 10-Q

	December 31, 2005

				Estimated
	Amortized	Gross Unrealized		Fair

	Cost	Gains	Losses	Value

	(Dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$113,625	$1	$1,721	$111,905
U.S. government-sponsored entity securities	11,555,055	2,599	403,940	11,153,714
Mortgage-backed securities	6,755,920	5,262	150,124	6,611,058
States and political subdivisions	660,993	14,964	1,255	674,702
Equity and other securities	1,230,587	15,607	14,607	1,231,587

Total securities available for sale	$20,316,180	$38,433	$571,647	$19,782,966

          On March 31, 2006, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of March 31, 2006, the unrealized loss on these securities totaled $620.1 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than the credit quality of the issuers. BB&T has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized other-than-temporary impairment in connection with these securities.

          The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

	March 31, 2006

	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Securities:
U.S. Treasury securities	$33,877	$933	$90,174	$1,178	$124,051	$2,111
U.S. government-sponsored entity securities	1,782,894	33,494	9,285,341	471,701	11,068,235	505,195
Mortgage-backed securities	3,035,915	75,547	3,119,268	131,181	6,155,183	206,728
States and political subdivisions	1,752	28	67,900	1,158	69,652	1,186
Equity and other securities	350,365	8,766	355,796	14,926	706,161	23,692

Total temporarily impaired securities	$5,204,803	$118,768	$12,918,479	$620,144	$18,123,282	$738,912

BB&T Corporation           Page 13          First Quarter 2006 10-Q

	December 31, 2005

	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Securities:
U.S. Treasury securities	$22,353	$435	$87,388	$1,286	$109,741	$1,721
U.S. government-sponsored entity securities	1,529,872	22,283	8,962,648	381,657	10,492,520	403,940
Mortgage-backed securities	3,631,731	62,098	2,678,145	88,026	6,309,876	150,124
States and political subdivisions	2,915	33	79,198	1,222	82,113	1,255
Equity and other securities	509,265	7,673	196,592	6,934	705,857	14,607

Total temporarily impaired securities	$5,696,136	$92,522	$12,003,971	$479,125	$17,700,107	$571,647

NOTE 4. Goodwill and Other Intangible Assets

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the three months ended March 31, 2006 and the year ended December 31, 2005 are as follows:

	Goodwill Activity by Operating Segment

		Residential			Investment
	Banking	Mortgage	Trust	Insurance	Banking and	Specialized	All
	Network	Banking	Services	Services	Brokerage	Lending	Other	Total

	(Dollars in thousands)

Balance, January 1, 2005	$3,388,881	$7,459	$31,341	$569,114	$71,149	$30,585	$25,712	$4,124,241
Acquired goodwill, net	—	—	45,276	55,063	1,966	933	—	103,238
Adjustments to goodwill	1,967	—	8,096	15,897	2,031	528	—	28,519

Balance, December 31, 2005	3,390,848	7,459	84,713	640,074	75,146	32,046	25,712	4,255,998
Acquired goodwill, net	—	—	—	—	4,095	13,286	—	17,381
Adjustments to goodwill	(1,595)	—	2,323	20,456	5,833	—	—	27,017

Balance, March 31, 2006	$3,389,253	$7,459	$87,036	$660,530	$85,074	$45,332	$25,712	$4,300,396

          The adjustments to goodwill recorded during the first three months of 2006 include $26.3 million of contingent consideration paid subsequent to the dates of acquisition based on the terms of the purchase agreements. The adjustments to goodwill recorded during 2005 include $23.2 million of contingent consideration paid subsequent to the dates of acquisition based on the terms of the purchase agreements and $3.1 million related to the accounting for property and equipment leases of acquired companies.

          The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

BB&T Corporation           Page 14          First Quarter 2006 10-Q

	Identifiable Intangible Assets

	As of March 31, 2006			As of December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in thousands)

Identifiable intangible assets:
Core deposit intangibles	$364,937	$(197,348)	$167,589	$364,937	$(185,799)	$179,138
Other (1)	465,607	(153,965)	311,642	448,793	(140,406)	308,387

Totals	$830,544	$(351,313)	$479,231	$813,730	$(326,205)	$487,525

(1) Other amortizing identifiable intangibles are primarily composed of customer relationship intangibles.

           The following table presents estimated amortization expense for the full year 2006 and each of the next four years:

Estimated Amortization Expense
of Identifiable Intangible Assets
(Dollars in thousands)

For the Year Ending December 31:
2006	$99,792
2007	87,713
2008	73,920
2009	60,120
2010	48,920

BB&T Corporation           Page 15          First Quarter 2006 10-Q

Note 5. Long-Term Debt

          Long-term debt is summarized as follows:

	March 31,	December 31,
	2006	2005

	(Dollars in thousands)

Parent Company
7.25% Subordinated Notes Due 2007	$249,554	$249,465
6.50% Subordinated Notes Due 2011 (1,3)	646,498	646,362
4.75% Subordinated Notes Due 2012 (1,3)	495,431	495,283
5.20% Subordinated Notes Due 2015 (1,3)	996,598	996,531
4.90% Subordinated Notes Due 2017 (1,3)	360,300	359,691
5.25% Subordinated Notes Due 2019 (1,3)	599,764	599,761

Branch Bank

Floating Rate Secured Borrowings Due 2007 (5)	1,500,000	1,500,000
Floating Rate Senior Notes Due 2007	499,903	499,884
Floating Rate Senior Notes Due 2007	499,828	499,801
Floating Rate Senior Notes Due 2007	249,986	249,970
Floating Rate Senior Notes Due 2008	499,854	499,839
4.875% Subordinated Notes Due 2013 (1,3)	249,239	249,211

Federal Home Loan Bank Advances to the Subsidiary Banks (4)
Varying maturities to 2025	5,708,690	5,678,694

Capitalized Leases
Varying maturities to 2028 with interest rates from 4.06% to 15.78%	1,796	1,831

Junior Subordinated Debt to Unconsolidated Trusts (2)	615,874	615,870

Other Long-Term Debt	2,453	2,483

Hedging (Losses) Gains	(130,710)	(26,117)

Total Long-Term Debt	$13,045,058	$13,118,559

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

(2)

Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations. At March 31, 2006, the interest rates paid on these borrowings ranged from 5.85% to 10.07%.

(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At March 31, 2006, the effective rates paid on these borrowings ranged from 5.02% to 5.51%.

(4)	At March 31, 2006, the weighted average cost of these advances was 5.27% and the weighted average maturity was 9.9 years.

(5)	These borrowings are secured primarily by automobile loans and have variable rates based on LIBOR.

BB&T Corporation           Page 16          First Quarter 2006 10-Q

NOTE 6. Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance
Sheet Arrangements

          BB&T utilizes a variety of financial instruments to meet the financing needs of clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, and derivatives. BB&T also has commitments to fund certain affordable housing investments and contingent liabilities of certain sold loans.

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of March 31, 2006, BB&T had issued a total of $2.8 billion in standby letters of credit. The carrying amount of the liability for such guarantees was $5.9 million at March 31, 2006.

          A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, caps, floors, collars, financial forwards and futures contracts, swaptions, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage economic risk related to securities, business loans, mortgage servicing rights and mortgage banking operations, Federal funds purchased, other time deposits, long-term debt and institutional certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $21.1 billion and $23.7 billion, at March 31, 2006 and December 31, 2005, respectively. The fair value of the instruments was $(134.6 million) and $(10.6 million), at March 31, 2006 and December 31, 2005, respectively.

          BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund affordable housing investments totaled $159.0 million and $172.4 million at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, BB&T’s maximum exposure to loss associated with these investments totaled $262.7 million.

          In the ordinary course of business, BB&T indemnifies its officers and directors to the fullest extent permitted by law against liabilities arising from pending litigation. BB&T also issues standard representation warranties in underwriting agreements, merger and acquisition agreements, loan sales, brokerage activities and other similar arrangements. Counterparties in many of these indemnification arrangements provide similar indemnifications to BB&T. Although these agreements often do not specify limitations, BB&T has not been required to act on the guarantees and does not believe that any payments pursuant to them would materially change the financial condition or results of operations of the company.

BB&T Corporation           Page 17          First Quarter 2006 10-Q

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

NOTE 7. Benefit Plans

          BB&T provides various benefit plans to substantially all employees, including employees of acquired entities. Employees of acquired entities generally participate in existing BB&T plans after consummation of the business combinations. The plans of acquired institutions are typically merged into the BB&T plans after consummation of the mergers, and, under these circumstances, credit is usually given to these employees for years of service at the acquired institution for vesting and eligibility purposes. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2005 for descriptions and disclosures about the various benefit plans offered by BB&T.

          The following table summarizes the components of net periodic benefit cost recognized for the three-month periods ended March 31, 2006 and 2005, respectively:

	Pension Plans				Other Postretirement

	Qualified		Nonqualified		Benefit Plans

	For the		For the		For the
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,

	2006	2005	2006	2005	2006	2005

	(Dollars in thousands)

Service cost	$15,304	$15,931	$998	$972	$—	$—
Interest cost	14,314	13,364	1,572	1,528	355	348
Estimated return on plan assets	(21,741)	(20,097)	—	—	—	—
Amortization of prior service cost	(1,147)	(1,148)	(11)	(7)	(1,300)	(1,300)
Amortization of net loss	3,120	2,633	470	570	309	182

Net periodic benefit cost (income)	$9,850	$10,683	$3,029	$3,063	$(636)	$(770)

          Management elected to make a discretionary contribution of $80.0 million to the qualified pension plan in the first quarter of 2006, and may make additional contributions in 2006 if determined appropriate.

BB&T Corporation           Page 18          First Quarter 2006 10-Q

NOTE 8. Computation of Earnings per Share

          BB&T’s basic and diluted earnings per share amounts for the three month periods ended March 31, 2006 and 2005, respectively, were calculated as follows:

	For the Three Months
	Ended March 31,

	2006	2005

	(Dollars in thousands,
	except per share data)
Basic Earnings Per Share:
Weighted average number of common shares	539,952,669	549,282,008

Net income	$431,513	$395,384

Basic earnings per share	$.80	$.72

Diluted Earnings Per Share:
Weighted average number of common shares	539,952,669	549,282,008

Add:
Effect of dilutive equity awards	3,483,161	4,372,671

Weighted average number of diluted common shares	543,435,830	553,654,679

Net income	$431,513	$395,384

Diluted earnings per share	$.79	$.71

          For the three months ended March 31, 2006 and 2005, respectively, antidilutive options to purchase 121 thousand shares and 108 thousand shares of common stock were outstanding. Antidilutive options outstanding were not included in the computation of diluted earnings per share.

NOTE 9. Comprehensive Income (Loss)

          The balances in accumulated other comprehensive loss for the periods indicated are shown in the following tables:

Accumulated Other Comprehensive Loss
March 31, 2006

	Before-Tax	Tax	After-Tax
	Amount	Benefit	Amount

	(Dollars in thousands)

Unrealized losses on securities available for sale	$(709,893)	$(260,123)	$(449,770)
Unrealized losses on cash flow hedges	(17,258)	(6,658)	(10,600)
Minimum pension liability	(7,102)	(2,741)	(4,361)

Total	$(734,253)	$(269,522)	$(464,731)

BB&T Corporation           Page 19          First Quarter 2006 10-Q

Accumulated Other Comprehensive Loss
December 31, 2005

	Before-Tax	Tax	After-Tax
	Amount	Benefit	Amount
	(Dollars in thousands)

Unrealized losses on securities available for sale	$(533,213)	$(195,635)	$(337,578)
Unrealized losses on cash flow hedges	(21,986)	(8,487)	(13,499)
Minimum pension liability	(8,354)	(3,197)	(5,157)

Total	$(563,553)	$(207,319)	$(356,234)

NOTE 10. Operating Segments

          BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Trust Services, Insurance Services, Specialized Lending, Investment Banking and Brokerage, and Treasury. These operating segments have been identified based on BB&T’s organizational structure. The segments require unique technology and marketing strategies and offer different products and services. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

          BB&T emphasizes revenue growth by focusing on client service, sales effectiveness and relationship management. The segment results contained herein are presented based on internal management accounting policies that are designed to support these strategic objectives. Unlike financial accounting, there is no comprehensive authoritative body of guidance for management accounting equivalent to generally accepted accounting principles. The performance of the segments is not comparable with BB&T’s consolidated results or with similar information presented by any other financial institution. Additionally, because of the interrelationships of the various segments, the information presented is not indicative of how the segments would perform if they operated as independent entities.

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2005, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables.

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation           Page 20          First Quarter 2006 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended March 31, 2006 and 2005

			Residential
	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

	(Dollars in thousands)

Net interest income (expense)	$658,701	$572,394	$206,412	$170,913	$(1,409)	$(822)	$3,553	$1,652	$82,224	$70,129
Net intersegment interest income (expense)	270,882	267,902	(141,327)	(105,870)	2,207	1,924	—	—	—	—

Total net interest income	929,583	840,296	65,085	65,043	798	1,102	3,553	1,652	82,224	70,129

Economic provision for loan and lease losses	56,908	58,715	2,561	2,180	—	—	—	—	31,287	22,952
Noninterest income	228,387	194,789	32,606	35,613	41,674	33,890	170,006	148,841	16,373	10,189
Intersegment noninterest income	94,678	83,546	—	—	—	—	—	—	—	—
Noninterest expense	341,604	307,177	12,525	11,596	36,198	25,750	162,337	128,517	36,307	31,061
Allocated corporate expenses	183,123	147,397	2,726	8,896	5,491	3,654	6,224	7,084	3,963	4,521

Income before income taxes	671,013	605,342	79,879	77,984	783	5,588	4,998	14,892	27,040	21,784

Provision for income taxes	214,648	202,366	26,088	26,119	368	2,128	2,186	5,912	7,614	6,661

Segment net income	$456,365	$402,976	$53,791	$51,865	$415	$3,460	$2,812	$8,980	$19,426	$15,123

Identifiable segment assets (period end)	$56,594,733	$52,639,840	$15,242,331	$12,989,447	$196,599	$109,584	$2,020,688	$1,775,441	$3,170,296	$2,518,638

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Intersegment Eliminations		Total Segments

	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

	(Dollars in thousands)

Net interest income (expense)	$1,333	$2,174	$(42,338)	$20,235	$43,146	$63,222	$—	$—	$951,622	$899,897
Net intersegment interest income (expense)	—	—	19,095	14,091	(14,299)	(10,225)	(136,558)	(167,822)	—	—

Total net interest income	1,333	2,174	(23,243)	34,326	28,847	52,997	(136,558)	(167,822)	951,622	899,897

Economic provision for loan and lease losses	—	—	—	—	1,268	5,430	—	—	92,024	89,277
Noninterest income	90,380	71,229	11,935	12,297	24,225	36,182	—	—	615,586	543,030
Intersegment noninterest income	—	—	—	—	—	—	(94,678)	(83,546)	—	—
Noninterest expense	77,729	63,638	2,460	1,355	17,726	24,879	—	—	686,886	593,973
Allocated corporate expenses	2,676	3,598	1,386	26	1,968	5,457	—	—	207,557	180,633

Income before income taxes	11,308	6,167	(15,154)	45,242	32,110	53,413	(231,236)	(251,368)	580,741	579,044

Provision for income taxes	4,482	2,390	(2,770)	9,722	5,938	21,313	(73,533)	(83,706)	185,021	192,905

Segment net income	$6,826	$3,777	$(12,384)	$35,520	$26,172	$32,100	$(157,703)	$(167,662)	$395,720	$386,139

Identifiable segment assets (period end)	$1,414,225	$1,047,499	$20,227,365	$19,101,109	$5,435,347	$5,936,444	$—	$—	$104,301,584	$96,118,002

(1)  Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation           Page 21          First Quarter 2006 10-Q

           The following table presents a reconciliation of segment results to consolidated results:

	For the Three Months Ended
	March 31,

	2006	2005

	(Dollars in thousands)
Net Interest Income
Net interest income from segments	$951,622	$899,897
Other net interest income (1)	149,120	72,833
Elimination of management accounting practices (2)	(122,805)	(112,171)
Other, net (3)	(79,885)	(11,376)

Consolidated net interest income	$898,052	$849,183

Net income
Net income from segments	$395,720	$386,139
Other net income (1)	87,406	72,861
Elimination of management accounting practices (2)	8,216	(19,864)
Other, net (3)	(59,829)	(43,752)

Consolidated net income	$431,513	$395,384

	March 31,	March 31,
	2006	2005

	(Dollars in thousands)
Total Assets
Total assets from segments	$104,301,584	$96,118,002
Other, net (1,3)	5,732,105	5,897,084

Consolidated total assets	$110,033,689	$102,015,086

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

NOTE 11. Equity-Based Compensation Plans

          At March 31, 2006, BB&T had options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan (“Omnibus Plan”), the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), and plans assumed from acquired entities, which are described below. All plans generally allow for accelerated vesting of options, restricted shares or restricted share units for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all plans that award incentive stock options, non-qualified stock options, shares of restricted stock, performance shares and stock appreciation rights with the exception of plans assumed from acquired companies. As of March 31, 2006, the 2004 Plan is the only plan that has shares available for future grants.

BB&T Corporation           Page 22          First Quarter 2006 10-Q

          BB&T’s 2004 Plan is intended to assist the Corporation in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders. At March 31, 2006 there were 6.4 million nonqualified stock options at prices ranging from $38.64 to $42.25 and 2.5 million restricted shares or restricted share units outstanding under the 2004 Plan. The options outstanding under the 2004 Plan generally vest ratably over five years and have a ten-year term. The restricted shares and restricted share units generally vest five years from the date of grant. At March 31, 2006, there were 16.1 million shares remaining available to grant under the 2004 Plan.

          BB&T’s Omnibus Plan was intended to allow BB&T to recruit and retain employees with ability and initiative and to associate the employees’ interests with those of BB&T and its shareholders. At March 31, 2006, 8.0 million qualified stock options at prices ranging from $10.73 to $48.01 and 22.9 million non-qualified stock options at prices ranging from $9.52 to $53.10 were outstanding. The stock options generally vest over 3 to 5 years and have a 10-year term.

          The Directors’ Plan was intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. In 2005, the Directors’ Plan was amended and no future grants will be awarded in connection with this Plan. At March 31, 2006, options to purchase 616 thousand shares of common stock at prices ranging from $11.04 to $31.80 were outstanding pursuant to the Directors’ Plan.

          BB&T also has equity-based plans outstanding as the result of assuming the plans of acquired companies. At March 31, 2006, there were 428 thousand stock options outstanding in connection with these plans, with option prices ranging from $16.53 to $29.54.

          BB&T changed its practices regarding equity-based awards in the first quarter of 2006 and began issuing a combination of restricted share units and nonqualified stock options in connection with its incentive plans. Formerly, the Company had issued substantially all of its equity-based awards in the form of stock options.

          BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants awarded in the first three months of 2006 and 2005, respectively:

	For the Three Months
	Ended March 31,

	2006		2005

Assumptions:
Risk-free interest rate	4.6%		4.1%
Dividend yield	3.8		3.5
Volatility factor	16.0		20.0
Weighted average expected life	6.5	yrs	6.5	yrs
Fair value of options per share	$5.58		$6.51

BB&T Corporation           Page 23          First Quarter 2006 10-Q

          BB&T determines the assumptions used in the Black-Scholes option pricing model as follows: the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant; the dividend yield is based on the historical dividend yield of BB&T’s stock, adjusted to reflect the expected dividend yield over the expected life of the option; the volatility factor is based on the historical volatility of BB&T’s stock, adjusted to reflect the ways in which current information indicates that the future is reasonably expected to differ from the past; the weighted-average expected life is based on the historical behavior of employees related to exercises, forfeitures and cancellations.

          BB&T measures the fair value of restricted shares based on the price of BB&T’s stock on the grant date and restricted share units based on the price of BB&T’s stock on the grant date less the present value of expected dividends that are foregone during the vesting period.

           BB&T recorded $26.5 million and $45 thousand in equity-based compensation during the first quarters of 2006 and 2005, respectively. In connection with this compensation expense, BB&T also recorded $10.2 million and $18 thousand as an income tax benefit during the first quarters of 2006 and 2005, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $9.1 million and $10.0 million, respectively. The total fair value of options vested during the three months ended March 31, 2006 was $27.5 million. As of March 31, 2006, there was $131.0 million of unrecognized compensation costs related to BB&T’s equity-based awards that is expected to be recognized over a weighted-average life of 4.0 years.

          The following table details the activity during the first three months of 2006 related to stock options awarded by BB&T:

	For the Three Months Ended
	March 31, 2006

		Wtd. Avg.
		Exercise
	Shares	Price

Outstanding at beginning of period	34,825,984	$34.32
Granted	4,287,564	39.73
Exercised	(616,379)	25.72
Forfeited or expired	(216,468)	35.60

Outstanding at end of period	38,280,701	$35.06

Exercisable at end of period	21,554,258	$32.95

BB&T Corporation           Page 24          First Quarter 2006 10-Q

           The following tables summarize information about BB&T’s stock option awards as of March 31, 2006:

	Options Outstanding				Options Exercisable

		Weighted-				Weighted-
		Average		Weighted-		Average		Weighted-
	Number	Remaining		Average	Number	Remaining		Average
Range of	Outstanding	Contractual		Exercise	Exercisable	Contractual		Exercise
Exercise Prices	3/31/06	Life		Price	3/31/06	Life		Price

$ 0.01 to $ 10.00	16,840	0.8	yrs	$9.52	16,840	0.8	yrs	$9.52
10.01 to 15.00	213,396	1.7		12.57	213,396	1.7		12.57
15.01 to 25.00	3,521,686	3.2		22.57	3,521,686	3.2		22.57
25.01 to 35.00	7,707,630	5.7		31.80	5,675,517	5.3		31.46
35.01 to 45.00	26,748,732	7.7		37.80	12,054,402	6.2		36.98
45.01 to 53.10	72,417	2.6		49.05	72,417	2.6		49.05

	38,280,701	6.8	yrs	$35.06	21,554,258	5.4	yrs	$32.95

Aggregate intrinsic value	$161,656,060				$135,463,656

	Options Expected to Vest

		Weighted-
		Average		Weighted-
	Number	Remaining		Average
Range of	Outstanding	Contractual		Exercise
Exercise Prices	3/31/06	Life		Price

$ 0.01 to $ 10.00	16,840	0.8	yrs	$9.52
10.01 to 15.00	213,396	1.7		12.57
15.01 to 25.00	3,521,686	3.2		22.57
25.01 to 35.00	7,365,026	5.7		31.76
35.01 to 45.00	24,079,364	7.5		37.71
45.01 to 53.10	72,417	2.6		49.05

	35,268,729	6.7	yrs	$34.81

Aggregate intrinsic value	$157,417,501

BB&T Corporation           Page 25          First Quarter 2006 10-Q

          The following table details the activity during the first three months of 2006 related to restricted shares and restricted share units awarded by BB&T:

	For the Three Months Ended
	March 31, 2006

		Wtd. Avg.
		Grant Date
	Shares	Fair Value

Nonvested at beginning of period	263,001	$40.27
Granted	2,260,226	31.19
Vested	(1,477)	19.28
Forfeited	(11,022)	33.47

Nonvested at end of period	2,510,728	$32.14

          At March 31, 2006, BB&T’s restricted shares and restricted share units had a weighted-average life of 4.8 years. At March 31, 2006, management estimates that 2,052,715 restricted shares or restricted share units will vest over a weighted-average life of 4.8 years.

NOTE 12. Loan Servicing

          BB&T has two classes of mortgage servicing rights for which it separately manages the economic risks: residential and commercial. Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. Commercial mortgage servicing rights were $22.4 million and $20.1 million at March 31, 2006 and December 31, 2005, respectively. Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income on the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to change in valuation inputs and assumptions, of its residential mortgage servicing rights. The following is an analysis of BB&T’s residential mortgage servicing rights:

Residential
Mortgage Servicing Rights
For the period ended
March 31, 2006

(Dollars in thousands)

Carrying value, January 1,	$431,213
Additions	21,211
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	28,883
Other changes (1)	(18,387)

Carrying value, March 31,	$462,920

(1)  Represents economic amortization associated with the collection and realization of expected net servicing cash flows, expected borrower payments and the passage of time.

BB&T Corporation           Page 26          First Quarter 2006 10-Q

          The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $41.8 billion and $41.1 billion at March 31, 2006 and December 31, 2005, respectively. The unpaid principal balances of residential mortgage loans serviced for others is comprised primarily of agency conforming fixed-rate mortgage loans and totaled $26.0 billion and $25.8 billion at March 31, 2006 and December 31, 2005, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. BB&T recognized servicing fees of $25.1 million and $23.3 million in the first quarter of 2006 and 2005, respectively, as a component of mortgage banking income.

          During the first quarters of 2006 and 2005, BB&T sold residential mortgage loans with unpaid principal balances of $1.1 billion and $1.2 billion, respectively and recognized pretax gains of $8.0 million and $9.8 million, respectively, which were recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees. At March 31, 2006 and December 31, 2005, the approximate weighted average servicing fee was .35% of the outstanding balance of residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.84% and 5.83% at March 31, 2006 and December 31, 2005, respectively.

          At March 31, 2006, BB&T had $259.6 million of residential mortgage loans sold with limited recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $78.3 million on these mortgage loans.

          BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds, net charge-off experience and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At March 31, 2006 the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table, which excludes commercial mortgage servicing rights.

	Residential
	Mortgage Servicing Rights
	March 31, 2006

	(Dollars in thousands)

Fair Value of Residential Mortgage Servicing Rights	$462,920

Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	97.7%
Adjustable-rate mortgage loans	2.3
Total	100.0

Weighted Average Life	8.0	yrs

Prepayment Speed	10.6%
Effect on fair value of a 10% increase	$(19,178)
Effect on fair value of a 20% increase	(36,953)

Expected Credit Losses	.02%
Effect on fair value of a 10% increase	$(352)
Effect on fair value of a 20% increase	(706)

Weighted Average Discount Rate	9.76%
Effect on fair value of a 10% increase	$(14,723)
Effect on fair value of a 20% increase	(28,640)

BB&T Corporation           Page 27          First Quarter 2006 10-Q

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

Regulatory Considerations

          BB&T and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and various state insurance and securities regulators. BB&T and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

BB&T Corporation           Page 28          First Quarter 2006 10-Q

Critical Accounting Policies

          The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses and reserve for unfunded lending commitments, valuation of mortgage servicing rights, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles are discussed in detail in Note 1 in the “Notes to Consolidated Financial Statements” in BB&T’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

BB&T Corporation           Page 29          First Quarter 2006 10-Q

   Valuation of Mortgage Servicing Rights

          BB&T has a significant mortgage loan servicing portfolio and related mortgage servicing rights. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans acquired or originated by BB&T. The methodology used to determine the fair value of mortgage servicing rights is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. The value of mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. BB&T has two classes of mortgage servicing rights for which it separately manages the economic risks: residential and commercial. Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income each period. Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows is updated based on actual results and updated projections.

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

BB&T Corporation           Page 30          First Quarter 2006 10-Q

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

Back to Index

EXECUTIVE SUMMARY

          BB&T’s total assets at March 31, 2006 were $110.0 billion, an increase of $863.9 million, or ..8%, from December 31, 2005. The asset category that experienced the largest increase was loans and leases, including loans held for sale, which grew $1.3 billion, or 1.7%, during the first three months of 2006.

          Total deposits at March 31, 2006, were $75.6 billion, an increase of $1.3 billion, or 1.7%, from December 31, 2005. Long-term debt decreased $73.5 million, or .6%, and shorter-term borrowing decreased $205.4 million or 3.1% during the first three months of 2006. Total shareholders’ equity decreased $159.1 million, or 1.4%, from December 31, 2005.

          Consolidated net income for the first quarter of 2006 totaled $431.5 million, an increase of 9.1% compared to $395.4 million earned during the first quarter of 2005. On a diluted per share basis, earnings for the three months ended March 31, 2006 were $.79, compared to $.71 for the same period in 2005, an increase of 11.3%. BB&T’s results of operations for the first quarter of 2006 produced an annualized return on average assets of 1.60% and an annualized return on average shareholders’ equity of 15.72% compared to prior year ratios of 1.60% and 14.70%, respectively.

          Results during the first quarter of 2006 reflect further improvements in several key drivers of BB&T’s profitability. Among these were strong combined loan and deposit growth, solid performance from noninterest generating businesses and continued excellent asset quality.

          In December 2005, BB&T announced plans to acquire Main Street Banks, Inc. (“Main Street”), based in Atlanta, Georgia. In January 2006, BB&T announced plans to acquire First Citizens Bancorp (“First Citizens”), a bank holding company headquartered in Cleveland, Tennessee. Both transactions are subject to shareholder and regulatory approval and are expected to be completed in the second and third quarters of 2006, respectively.

BB&T Corporation           Page 31          First Quarter 2006 10-Q

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the first quarter of 2006 are further discussed in the following sections.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

Securities

          Securities available for sale totaled $19.4 billion at March 31, 2006, a decrease of $349.4 million, or 1.8%, compared with December 31, 2005. Securities available for sale had net unrealized losses, net of deferred income taxes, of $449.8 million and $337.6 million at March 31, 2006 and December 31, 2005, respectively. The decline in the portfolio from December 31, 2005 to March 31, 2006 was a result of management’s decision not to reinvest cash flows generated by the investment portfolio because of the flat yield curve, but to use the cash flows to pay down shorter-term funding sources. Trading securities totaled $745.2 million, up $38.7 million, or 5.5%, compared to the balance at December 31, 2005. BB&T’s trading portfolio can fluctuate significantly from period to period based on market conditions, which affect the timing of purchases and sales of securities classified as trading.

          Average total securities for the first quarter of 2006 amounted to $21.0 billion, an increase of $1.3 billion, or 6.9%, compared to the average balance during the first quarter of 2005. The increase in securities was the result of a combination of factors, including the purchase of securities in 2005 to offset variances in projected loan growth and the securitization of approximately $210 million in mortgage loans in the fourth quarter of 2005 that were held in BB&T’s loan portfolio and subsequently transferred to the securities portfolio.

          The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the first quarter of 2006 was 4.39%, which represents an increase of 31 basis points compared to the annualized yield earned during the first quarter of 2005. The fluctuations in the annualized FTE yield on the average securities portfolio were primarily the result of changes in the overall composition of the securities portfolio with a higher percentage of higher-yielding mortgage-backed securities.

          On March 31, 2006, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of March 31, 2006, the unrealized losses on these securities totaled $620.1 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than the credit quality of the issuers. BB&T has the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized other-than-temporary impairment in connection with these securities.

BB&T Corporation           Page 32          First Quarter 2006 10-Q

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending and mortgage lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the first three months of 2006, average total loans were $75.4 billion, an increase of $6.9 billion, or 10.0%, compared to the same period in 2005. During the first three months of 2006, average commercial loans, including lease receivables, increased $3.1 billion, or 9.3%, compared to the same period in 2005 and comprised 48.9% of the loan portfolio compared to 49.2% for the first three months of 2005. Average consumer loans, which include sales finance, revolving credit and direct retail, totaled $21.0 billion during the first three months of 2006, an increase of $1.0 billion, or 5.1%, compared to the same period in 2005. During the first three months of 2006, consumer loans comprised 27.9% of average loans compared to 29.2% for the same period of 2005. Average mortgage loans totaled $14.7 billion for the first three months of 2006, an increase of 17.5% compared to the same period of 2005. Mortgage loans comprised 19.4% of the loan and lease portfolio for the first three months of 2006 compared to 18.2% for the first three months of 2005. Average specialized lending loans totaled $2.8 billion for the first three months of 2006, an increase of $530.9 million, or 22.9%, compared to the same period of 2005. These loans comprised the remaining 3.8% of the loan and lease portfolio for the first three months of 2006 compared to 3.4% for the first three months of 2005.

          The slight fluctuation in the mix of the loan portfolio during the first quarter of 2006 compared to the same period of 2005 was primarily due to increased growth in the mortgage portfolio, which grew at a faster pace than the consumer portfolio. The slower growth in the consumer portfolio was the result of decreased demand for home equity loans due to the increase in the prime rate, which is the primary index for most home equity loans. In addition, growth in the sales finance component of the consumer portfolio has slowed due to lower sales of domestic automobiles, which are the primary source of loans for BB&T’s sales finance operations.

          The annualized FTE yields on commercial, consumer, mortgage and specialized lending subsidiary loans for the first three months of 2006 were 7.39%, 6.95%, 5.50%, and 15.14%, respectively, resulting in an annualized yield on the total loan portfolio of 7.19%. This reflects an increase of 94 basis points in the annualized yield on the total loan portfolio during the first three months of 2006 in comparison to 2005. The 94 basis point increase was primarily the result of an increase in yield on commercial loans; as variable-rate loans were repriced and fixed-rate loans with lower-yields matured and were replaced with higher-yielding loans and leases. Starting in the second half of 2004, the Federal Reserve Board began to steadily increase the intended Federal funds rate in response to an increase in economic activity and concerns about inflation. As a result, the prime rate, which is the basis for pricing many commercial and consumer loans, increased to 7.75% at March 31, 2006, compared to 5.75% at March 31, 2005. Therefore, as loans gradually reprice at higher rates or mature and are replaced with higher-yielding loans, the annualized yield of the loan portfolio is expected to increase. Evidence of this trend is visible from the changes in the quarterly annualized interest yield, which improved from 6.25% in the first quarter of 2005 to 7.19% during the first quarter of 2006. The rise in short-term interest rates, however, was not matched by a similar rise in long-term interest rates. Therefore, mortgage rates, which are influenced by long-term interest rates in the marketplace, remained relatively unchanged compared to last year.

BB&T Corporation           Page 33          First Quarter 2006 10-Q

Other Interest Earning Assets

          Federal funds sold and securities purchased under resale agreements totaled $410.1 million at March 31, 2006, an increase of $123.9 million, or 43.3%, compared to December 31, 2005. Interest-bearing deposits with banks decreased $38.0 million, or 9.3%, compared to year-end 2005. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest earning assets was 3.76% for the first quarter of 2006, compared to 2.54% for the same period in 2005. These higher yields were the result of the increase in the Federal funds target rate as previously discussed.

Goodwill and Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $112.3 million from December 31, 2005 to March 31, 2006. Other noninterest-earning assets includes commercial mortgage servicing rights totaling $22.4 million and residential mortgage servicing rights totaling $462.9 million at March 31, 2006. The increase was due primarily to an increase in goodwill of $44.4 million, which resulted from two nonbank acquisitions completed during the first quarter of 2006 and certain contingent payments related to prior acquisitions. In addition, residential mortgage servicing rights increased $31.7 million from December 31, 2005.

Deposits

          Client deposits generated through the BB&T branch network are the largest source of funds used to support asset growth. Deposits totaled $75.6 billion at March 31, 2006, an increase of $1.3 billion, or 1.7%, from December 31, 2005. Average deposits for the first quarter of 2006 increased $6.9 billion, or 10.2%, to $74.2 billion compared to the first quarter of 2005. The categories of deposits with the highest average rates of growth were other interest-bearing deposits, which increased 43.2%, client certificates of deposit, which increased $2.5 billion, or 14.1%, and interest checking, which increased $246.9 million, or 14.9%. In addition, noninterest-bearing deposits increased $613.4 million, or 5.0%, and other client deposits, which include money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits, increased $890.5 million, or 3.0%, for the first three months of 2006 compared to the same period in 2005.

          Average other client deposits comprised 41.4% of average total deposits for the first quarter of 2006, compared to 44.2% for the same period of 2005. Average client certificates of deposit comprised 26.8% of average total deposits for the first quarter of 2006, compared to 25.9% for the same period of 2005. Average noninterest-bearing accounts comprised 17.3% of average total deposits for the first quarter of 2006, compared to 18.2% for the same period of 2005. Average interest checking comprised 2.6% of average total deposits for the first quarter of 2006, compared to 2.5% for the same period of 2005. Average other interest-bearing deposits comprised 11.9% of average total deposits for the first quarter of 2006, compared to 9.2% for the same period of 2005. The change in deposit mix is primarily due to a shift in noninterest-bearing accounts to interest-bearing products as clients began to show a preference for these items due to the higher rate environment. In addition, other interest-bearing deposits, which is composed of negotiable certificates of deposit and Eurodollar deposits, increased on average compared to the first quarter of 2005 as the Company made a decision to utilize this type of funding source to a greater degree during the early part of 2005. However, management has increased its efforts to gather deposits through its retail delivery channel, which has allowed the Corporation to decrease its reliance on other interest-bearing funding sources and the balance at March 31, 2006 decreased $723.1 million, compared to December 31, 2005.

BB&T Corporation           Page 34          First Quarter 2006 10-Q

          For the first quarter of 2006, the annualized average rate paid on total interest-bearing deposits was 2.90%, an increase of 112 basis points compared to the first quarter of 2005. This increase in the average rate paid resulted primarily from the higher interest rate environment that existed during the first quarter of 2006 compared to 2005, and competition in the pricing of deposit products.

Borrowings

          While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses shorter-term borrowings as a supplementary funding source for loan growth. Shorter-term borrowings utilized by BB&T include federal funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, short-term bank notes, and short-term Federal Home Loan Bank advances. At March 31, 2006, shorter-term borrowings totaled $6.4 billion, a decrease of $205.4 million, or 3.1%, compared to December 31, 2005. For the first quarter of 2006, average shorter-term borrowed funds were $6.7 billion, a decrease of $401.0 million compared to the same period of 2005. The decrease in these funds compared to December 31, 2005 was primarily due to the decision to utilize other interest-bearing deposit products rather than federal funds purchased and securities sold under repurchase agreements and the paydown of balances from cash flows generated from the investment portfolio that were not reinvested.

          The average annualized rate paid on shorter-term borrowed funds was 3.95% for the first quarter of 2006, an increase of 152 basis points from the average rate of 2.43% paid in the comparable period of 2005. The higher rates paid on shorter-term borrowed funds mirror the increases in the Federal funds rate over the same time periods.

          BB&T also utilizes long-term debt for a variety of funding needs, including the repurchase of common stock, and, to a lesser extent, regulatory capital. Long-term debt consists primarily of Federal Home Loan Bank (“FHLB”) advances to BB&T’s banking subsidiaries and corporate subordinated notes. Long-term debt totaled $13.0 billion at March 31, 2006, down $73.5 million from the balance at December 31, 2005. The primary reason for the decline was the change in fair value of derivatives used for hedging certain components of the Company’s long-term debt.

          The average annualized rate paid on long-term debt for the first quarter of 2006 was 4.77%, an increase of 85 basis points compared to the first quarter of 2005. The increase in the cost of long-term funds resulted because most of BB&T’s long-term borrowings were either issued as floating rate instruments or BB&T elected to swap their long-term fixed rates to floating.

BB&T Corporation           Page 35          First Quarter 2006 10-Q

Asset Quality

          BB&T’s credit quality has continually improved as demonstrated by successive quarterly declines in the level of nonperforming assets. Nonperforming assets, composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $296.1 million at March 31, 2006, compared to $300.1 million at December 31, 2005. As a percentage of loans and leases plus foreclosed property, nonperforming assets were .39% at March 31, 2006, down from .40% at December 31, 2005. Loans 90 days or more past due and still accruing interest totaled $79.2 million at March 31, 2006, compared to $103.4 million at year-end 2005.

          BB&T’s net charge-offs totaled $47.6 million for the first quarter and amounted to .26% of average loans and leases, on an annualized basis, compared to $46.9 million, or .28% of average loans and leases, on an annualized basis, in the corresponding period in 2005.

          The allowance for credit losses, which totaled $833.4 million and $829.8 million at March 31, 2006 and December 31, 2005, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses totaled $833.2 million at March 31, 2006, compared to $825.3 million at December 31, 2005. This amounted to 1.09% of loans and leases outstanding at March 31, 2006, compared to 1.10% at year-end 2005.

          Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

BB&T Corporation           Page 36          First Quarter 2006 10-Q

Table 1
Asset Quality Analysis

	For the Three Months Ended

	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05

	(Dollars in thousands)
Allowance For Credit Losses
Beginning balance	$829,770	$830,344	$827,325	$822,464	$828,301
Allowance for acquired (sold) loans, net	3,731	(970)	—	—	—
Provision for credit losses	47,571	69,329	57,465	49,424	41,045
Charge-offs
Commercial loans and leases	(5,407)	(20,584)	(7,440)	(11,818)	(9,420)
Direct retail loans	(10,597)	(10,293)	(20,558)	(8,148)	(7,449)
Sales finance loans	(5,610)	(8,617)	(6,874)	(3,881)	(7,292)
Revolving credit loans	(11,337)	(15,994)	(13,179)	(12,552)	(12,693)
Mortgage loans	(2,095)	(1,347)	(1,502)	(1,728)	(1,476)
Specialized lending	(27,226)	(26,923)	(23,190)	(22,885)	(21,904)

Total charge-offs	(62,272)	(83,758)	(72,743)	(61,012)	(60,234)
Recoveries
Commercial loans and leases	3,203	4,550	4,822	4,291	3,415
Direct retail loans	3,065	2,653	5,214	2,159	1,848
Sales finance loans	1,739	1,866	2,145	2,404	2,468
Revolving credit loans	2,743	2,841	2,740	2,737	2,540
Mortgage loans	144	162	340	39	95
Specialized lending	3,738	2,753	3,036	4,819	2,986

Total recoveries	14,632	14,825	18,297	16,449	13,352

Net charge-offs	(47,640)	(68,933)	(54,446)	(44,563)	(46,882)

Ending balance	$833,432	$829,770	$830,344	$827,325	$822,464

Nonperforming Assets

Nonaccrual loans and leases
Commercial loans and leases	$109,838	$103,804	$107,121	$110,662	$121,613
Direct retail loans	42,156	40,916	39,334	37,640	39,198
Sales finance loans	3,064	4,640	9,864	9,908	9,702
Revolving credit loans	177	233	304	348	266
Mortgage loans	49,643	48,126	48,301	49,163	58,576
Specialized lending	26,508	31,160	25,648	22,033	25,107

Total nonaccrual loans and leases	231,386	228,879	230,572	229,754	254,462

Foreclosed real estate	41,341	48,315	51,504	62,036	60,147
Other foreclosed property	22,895	22,420	21,692	16,550	18,199
Restructured loans	507	515	523	531	537

Total nonperforming assets	$296,129	$300,129	$304,291	$308,871	$333,345

Loans 90 days or more past due
and still accruing
Commercial loans and leases	$5,727	$10,413	$5,948	$6,040	$9,188
Direct retail loans	17,686	20,814	18,197	14,718	13,857
Sales finance loans	18,347	21,585	16,246	16,015	18,291
Revolving credit loans	4,172	4,713	4,840	3,886	4,067
Mortgage loans	28,251	38,828	33,385	33,494	31,432
Specialized lending	5,050	7,092	5,999	5,164	6,421

Total loans 90 days or more past due
and still accruing	$79,233	$103,445	$84,615	$79,317	$83,256

BB&T Corporation           Page 37          First Quarter 2006 10-Q

Asset Quality Ratios

	For the Three Months Ended

	3/31/06		12/31/05		9/30/05		6/30/05		3/31/05

Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases	.10%		.14%		.11%		.11%		.12%
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases	.30		.31		.31		.32		.37
Total nonperforming assets as a percentage of:
Total assets	.27		.27		.28		.29		.33
Loans and leases plus foreclosed property	.39		.40		.41		.43		.48
Net charge-offs as a percentage of
average loans and leases	.26		.37		.30		.25		.28
Allowance for loan and lease losses as a
percentage of loans and leases	1.09		1.10		1.11		1.13		1.16
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.10		1.11		1.12		1.14		1.17
Ratio of allowance for loan and lease losses to:
Net charge-offs	4.31	x	3.02	x	3.79	x	4.53	x	4.22	x
Nonaccrual and restructured loans and leases	3.59		3.60		3.54		3.51		3.14

Note: All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the first quarter of 2006 totaled $431.5 million, an increase of $36.1 million, or 9.1%, compared to $395.4 million earned during the first quarter of 2005. On a diluted per share basis, earnings for the three months ended March 31, 2006 were $.79, compared to $.71 for the same period in 2005. BB&T’s results of operations for the first quarter of 2006 produced an annualized return on average assets of 1.60% and an annualized return on average shareholders’ equity of 15.72%, compared to prior year ratios of 1.60% and 14.70%, respectively.

          The following table sets forth selected financial ratios for the last five calendar quarters:

Table 2
Annualized
Profitability Measures

	2006	2005

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Return on average assets	1.60%	1.58%	1.65%	1.50%	1.60%
Return on average shareholders' equity	15.72	15.32	15.69	14.04	14.70
Net interest margin (taxable equivalent)	3.82	3.82	3.88	3.92	3.95

BB&T Corporation           Page 38          First Quarter 2006 10-Q

   Merger-Related and Restructuring Activities

          Mergers and acquisitions have played an important role in the development of BB&T’s franchise. BB&T has been an active acquirer of financial institutions, insurance agencies and other nonbank fee income producing businesses for many years. BB&T recorded certain merger-related items and restructuring costs during both 2006 and 2005. During the first quarter of 2006, BB&T recorded $1.8 million in net after-tax gains primarily associated with the reversal of charges for anticipated exit costs for closed facilities related to recent acquisitions. During the first quarter of 2005, BB&T recorded $1.6 million in net after-tax merger-related credits or gains primarily associated with the reversal of charges for anticipated exit costs for closed facilities and the finalization of severance and other personnel-related liabilities associated with recent acquisitions. The above credits and gains are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expense.

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

          The following table presents the components of merger-related and restructuring charges (gains) included in noninterest expenses. This table includes changes to previously recorded merger-related accruals and period expenses for merger-related items that must be expensed as incurred. Items that are required to be expensed as incurred include certain expenses associated with systems conversions, data processing, training, travel and other costs.

Table 3-1
Summary of Merger-Related and Restructuring Charges (Gains)

	For the Three Months Ended March 31,

	2006	2005

	(Dollars in thousands)

Severance and personnel-related items	$9	$(1,287)
Occupancy and equipment	(3,008)	(1,213)
Systems conversions and related items	—	3
Other merger-related items	23	(60)

Total	$(2,976)	$(2,557)

          Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination or reversals of previously estimated amounts, which typically occur in corporate support and data processing functions.

BB&T Corporation           Page 39          First Quarter 2006 10-Q

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

	Table 3-2
	First Virginia Banks, Inc

	(Dollars in thousands)

		Merger-related
	Balance	and			Balance
	January 1,	restructuring			March 31,
	2006	charges (gains)	Utilized	Other, net	2006

Severance and personnel-related items	$4,504	$—	$(538)	$—	$3,966
Occupancy and equipment	2,717	(483)	(281)	—	1,953

Total	$7,221	$(483)	$(819)	$—	$5,919

          The remaining accruals at March 31, 2006 for First Virginia are related primarily to costs associated with severance payments to certain executive officers and costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future because they relate to specific contracts or legal obligations that expire in later years, or they relate to the disposal of duplicate facilities and equipment, which may take longer to complete.

          Activity with respect to the merger and restructuring accruals for all other mergers is presented in the accompanying table:

BB&T Corporation           Page 40          First Quarter 2006 10-Q

	Table 3-3
	All Other Mergers

	(Dollars in thousands)

		Merger-related
	Balance	and			Balance
	January 1,	restructuring			March 31,
	2006	charges (gains)	Utilized	Other, net	2006

Severance and personnel-related items	$1,507	$9	$(414)	$(76)	$1,026
Occupancy and equipment	4,889	(2,525)	(50)	—	2,314
Other merger-related items	2,924	23	(310)	123	2,760

Total	$9,320	$(2,493)	$(774)	$47	$6,100

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

          In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at March 31, 2006 are expected to be utilized during 2006, unless they relate to specific contracts that expire in later years.

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $919.4 million for the first quarter of 2006 compared to $869.3 million for the same period in 2005, an increase of $50.0 million, or 5.8%. For the three months ended March 31, 2006, average earning assets increased $8.4 billion, or 9.4%, compared to the same period of 2005, while average interest-bearing liabilities increased $7.6 billion, or 10.3%, and the net interest margin decreased from 3.95% in the first quarter of 2005 to 3.82% in the current quarter. The decrease in the net interest margin was caused by a combination of factors. The flattening of the yield curve in recent quarters and more intense price competition for commercial loans and deposits has resulted in an increase in funding costs that has outpaced the rise in yields on earning assets. In addition, the margin was negatively affected by the additional interest expense incurred in connection with BB&T’s stock repurchase program.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the first quarter of 2006 compared to the same period in 2005, and the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation           Page 41          First Quarter 2006 10-Q

Table 4
FTE Net Interest Income and Rate / Volume Analysis
For the Three Months Ended March 31, 2006 and 2005

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

	2006	2005	2006	2005	2006	2005	(Decrease)	Rate	Volume

	(Dollars in thousands)
Assets
Securities, at amortized cost (1):
U.S. Treasury securities	$123,236	$124,921	3.11%	3.20%	$946	$986	$(40)	$(27)	$(13)
U.S. government-sponsored entity securities (6)	11,941,126	12,878,398	3.95	3.76	117,953	120,921	(2,968)	5,981	(8,949)
Mortgage-backed securities	6,588,814	4,893,934	4.81	4.66	79,292	57,049	22,243	1,863	20,380
States and political subdivisions	639,539	732,313	6.82	6.71	10,900	12,286	(1,386)	171	(1,557)
Other securities	912,972	569,898	6.01	4.41	13,723	6,277	7,446	2,757	4,689
Trading securities	749,327	407,860	3.70	2.43	6,929	2,475	4,454	1,688	2,766

Total securities (5)	20,955,014	19,607,324	4.39	4.08	229,743	199,994	29,749	12,433	17,316
Other earning assets (2)	777,594	620,364	3.76	2.54	7,220	3,883	3,337	2,189	1,148
Loans and leases, net
of unearned income (1)(3)(4)(5)	75,442,649	68,578,138	7.19	6.25	1,341,049	1,059,777	281,272	169,125	112,147

Total earning assets	97,175,257	88,805,826	6.56	5.75	1,578,012	1,263,654	314,358	183,747	130,611

Non-earning assets	11,956,905	11,673,166

Total assets	$109,132,162	$100,478,992

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$1,905,570	$1,658,639	1.38%	0.58%	$6,479	$2,374	$4,105	$3,704	$401
Other client deposits	30,687,180	29,796,666	2.03	1.25	153,241	92,030	61,211	58,388	2,823
Client certificates of deposit	19,896,614	17,440,368	3.66	2.53	179,614	108,770	70,844	53,880	16,964
Other interest-bearing deposits	8,858,068	6,187,310	4.54	2.50	99,086	38,125	60,961	39,850	21,111

Total interest-bearing deposits	61,347,432	55,082,983	2.90	1.78	438,420	241,299	197,121	155,822	41,299
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	6,684,788	7,085,742	3.95	2.43	65,081	42,466	22,615	25,142	(2,527)
Long-term debt	13,111,268	11,390,424	4.77	3.92	155,117	110,544	44,573	26,459	18,114

Total interest-bearing liabilities	81,143,488	73,559,149	3.29	2.17	658,618	394,309	264,309	207,423	56,886

Noninterest-bearing deposits	12,851,943	12,238,571
Other liabilities	4,002,635	3,776,610
Shareholders' equity	11,134,096	10,904,662

Total liabilities and
shareholders' equity	$109,132,162	$100,478,992

Average interest rate spread			3.27	3.58

Net interest margin			3.82%	3.95%	$919,394	$869,345	$50,049	$(23,676)	$73,725

Taxable equivalent adjustment					$21,342	$20,162

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
(6)   Includes stock issued by the FHLB of Atlanta.

BB&T Corporation           Page 42          First Quarter 2006 10-Q

Provision for Credit Losses

          The provision for credit losses totaled $47.6 million for the first quarter of 2006, compared to $41.0 million for the first quarter of 2005. The increase in the provision for credit losses was driven by growth in the lending portfolio, offset by improving credit quality. Net charge-offs were .26% of average loans and leases for the first quarter compared to .28% of average loans and leases in 2005. The allowance for loan and lease losses was 1.09% of loans and leases outstanding and was 3.59x total nonaccrual and restructured loans and leases at March 31, 2006, compared to 1.16% and 3.14x, respectively, at March 31, 2005.

Noninterest Income

          Noninterest income as a percentage of total revenues has increased in recent years due to BB&T’s emphasis on growing and expanding its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended March 31, 2006 totaled $608.2 million, compared to $516.6 million for the same period in 2005, an increase of $91.6 million, or 17.7%. The growth in noninterest income occurred in all of BB&T’s noninterest income sources and was led by higher revenues from BB&T’s insurance operations, service charges on deposit accounts, other nondeposit fees and commissions, investment banking and brokerage fees and commissions, mortgage banking operations, as well as trust services. The overall growth in noninterest income also reflects the impact of acquisitions.

          Insurance commissions, which have become BB&T’s largest source of noninterest income, totaled $176.5 million for the first quarter of 2006, an increase of $24.2 million, or 15.9%, compared to the same three-month period of 2005. The increase in insurance revenues was primarily the result of growth in commissions from the sale of property and casualty coverage and improved sales of employee benefits-related insurance products. This growth includes the acquisition of several insurance agencies during 2005.

          Service charges on deposits totaled $131.2 million for the first quarter of 2006, up $10.5 million, or 8.7%, compared to the first quarter of 2005. The increase during the quarter was primarily attributable to higher revenues from overdraft items, including changes in pricing and fee structure, which were implemented in the second quarter of 2005, offset by a decline in monthly account service fees due to an increase in free checking accounts and free online services.

          Trust income totaled $37.0 million for the current quarter, an increase of $6.6 million, or 21.7%, compared to the same period a year ago. Trust revenues are based on the types of services provided as well as the overall market value of assets managed, which is affected by stock market conditions. The increase in trust income resulted primarily from higher asset management fees as a result of the acquisition of a majority stake in Sterling Capital Management LLC (“Sterling”), on April 1, 2005, as well as growth in wealth management income.

BB&T Corporation           Page 43          First Quarter 2006 10-Q

          Investment banking and brokerage fees and commissions totaled $81.3 million during the first quarter of 2006, an increase of $12.4 million, or 18.0%, compared to the first quarter of 2005. The increases in this category of revenue for the first quarter of 2006 resulted primarily from growth in investment banking fees and revenues on retail accounts at Scott & Stringfellow, BB&T’s wholly owned investment banking and brokerage subsidiary, as well as the acquisition of Bergen Capital in January 2006.

          Mortgage banking income totaled $32.3 million in the first quarter of 2006, up $2.1 million, or 7.0%, compared to $30.2 million earned in the first quarter of 2005. The increase in net mortgage banking income was largely the result of growth in commercial mortgage banking revenues, net of amortization of mortgage servicing rights, which increased $5.7 million compared to the same period in 2005. This increase was offset by a $3.6 million decline in residential mortgage banking income. The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the first quarters of 2006 and 2005:

Table 5
Mortgage Banking Income and Related Statistical Information

	For the Three Months Ended
	March 31,
Mortgage Banking Income	2006	2005

	(Dollars in thousands)

Residential mortgage production income	$13,638	$15,473

Residential Mortgage Servicing:
Residential mortgage servicing fees	25,124	23,255

Residential mortgage servicing rights increase in fair value
due to change in valuation inputs or assumptions	28,883	—
Mortgage servicing rights valuation recapture	—	51,079
Mortgage servicing rights derivative losses	(24,834)	(40,168)

Net	4,049	10,911

Amortization of residential mortgage servicing rights	—	(21,664)
Decrease in fair value of residential
mortgage servicing rights (1)	(18,387)	—

Total residential mortgage servicing income	10,786	12,502

Total residential mortgage banking income	24,424	27,975

Commercial mortgage banking revenues	8,743	2,837
Amortization of commercial mortgage servicing rights	(872)	(619)

Total commercial banking income	7,871	2,218

Total mortgage banking income	$32,295	$30,193

(1) Represents economic amortization associated with the collection and realization of expected net servicing cash flows, expected borrower payments and the passage of time.

BB&T Corporation           Page 44          First Quarter 2006 10-Q

	As of/For the Three Months Ended
	March 31,
Mortgage Banking Statistical Information	2006	2005

	(Dollars in millions)

Residential mortgage originations	$2,309	$2,260
Residential mortgage loans serviced for others	26,027	24,625
Residential mortgage loan sales	1,107	1,204

Commercial mortgage originations	$652	$188
Commercial mortgage loans serviced for others	8,282	6,703

          Other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $101.6 million for the first quarter of 2006, an increase of $21.3 million, or 26.4%, compared to the first quarter of 2005. The principal drivers of the first quarter increase were check card and debit card interchange fees, bankcard income and official check outsourcing fees, which increased $7.1 million, $3.2 million and $1.6 million, respectively, compared to the same period in 2005.

          Other income totaled $48.2 million for the first quarter of 2006, an increase of $14.5 million, or 43.0%, compared with the first quarter of 2005. The increase resulted primarily from a $12.6 million gain on the sale of an investment held by a majority-owned small business investment company that invests in debt and equity securities of qualifying small businesses.

Noninterest Expense

          Noninterest expenses totaled $819.2 million for the first quarter of 2006, compared to $730.7 million for the same period a year ago, an increase of $88.5 million, or 12.1%. Noninterest expenses for the first quarter of 2006 and 2005 include $3.0 million and $2.6 million in net pre-tax merger-related gains.

          Personnel expense, the largest component of noninterest expense, was $514.0 million for the current quarter compared to $415.1 million for the same period in 2005, an increase of $98.9 million, or 23.8%. This increase was attributable to higher incentive compensation expenses and salaries and wages, which increased $29.5 million and $34.1 million, respectively, compared to the first quarter last year. In addition, BB&T began recognizing expense for equity-based compensation on January 1, 2006 and recorded $26.5 million of expense during the current quarter. Incentive compensation increased primarily as a result of growth in BB&T’s insurance, investment banking and trust services. Salaries and wages increased as a result of the higher number of full-time equivalent employees in the current quarter compared to last year, due in part to the acquisitions of several insurance and nonbank financial services companies since the end of the first quarter of 2005.

          Occupancy and equipment expense for the three months ended March 31, 2006 totaled $107.8 million, compared to $105.7 million for the first quarter of 2005, representing an increase of $2.1 million, or 1.9%.

BB&T Corporation           Page 45          First Quarter 2006 10-Q

          The amortization of intangible assets totaled $25.1 million for the current quarter, a decrease of $3.0 million, or 10.7%, compared to $28.1 million incurred in the first quarter of 2005. See Note 2 to the Consolidated Financial Statements herein for a summary of completed mergers and acquisitions.

          Other noninterest expenses, including professional services, totaled $175.3 million for the current quarter, a decrease of $9.0 million, or 4.9%, compared to the same period of 2005. The primary driver for the decrease is a $28.2 million pre-tax gain on the sale of duplicate facilities during the current quarter offset by increases in professional services and advertising and marketing expenses of $9.9 million and $6.7 million, respectively, compared to the same period in 2005. The increase in professional services was primarily attributable to legal fees and consulting fees.

          The effective management of noninterest operating costs is another key contributor to BB&T’s financial success, especially as BB&T becomes a larger and more diverse company. In 2004, management announced plans to implement cost savings and revenue enhancement initiatives with the goal of producing $175 million in combined annual cost savings and revenue enhancements. Implementation of the initiatives began in the fourth quarter of 2004, and management projected that approximately $60 million of the goal would be realized in 2005 pursuant to this effort. Management estimates that approximately $75 million in cost savings and revenue enhancements were achieved during 2005. Management estimates that approximately $100 million of the savings and revenue enhancements from this initiative have been realized through the first quarter of 2006 and anticipates that substantially all of the $175 million of annual benefits will be achieved in early 2007.

Provision for Income Taxes

          The provision for income taxes totaled $208.0 million for the first quarter of 2006, an increase of $9.3 million compared to the same period of 2005, primarily due to higher pretax income in the current quarter compared to the first quarter last year. BB&T’s effective income tax rates for the first quarters of 2006 and 2005 were 32.5% and 33.4%, respectively. The effective tax rate for the first quarter of 2006 was reduced by the recognition of certain state tax benefits. Management expects that the effective tax rate will increase to slightly above 33% for the second quarter of 2006.

          BB&T has extended credit to, and invested in the obligations of, states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments together with certain other transactions that have favorable tax treatment have reduced BB&T’s overall effective tax rate from the statutory rate in 2006 and 2005.

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

BB&T Corporation           Page 46          First Quarter 2006 10-Q

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

BB&T Corporation           Page 47          First Quarter 2006 10-Q

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

          The asset/liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates by analyzing external factors, including published economic projections and data, the effects of likely monetary and fiscal policies, as well as any enacted or prospective regulatory changes. BB&T’s current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are also considered. This data is combined with various interest rate scenarios to provide management with the information necessary to analyze interest sensitivity and to aid in the development of strategies to reach performance goals.

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

BB&T Corporation           Page 48          First Quarter 2006 10-Q

Table 6
Interest Sensitivity Simulation Analysis

Interest Rate Scenario				Annualized Hypothetical

				Percentage Change in
Linear		Prime Rate		Net Interest Income

Change in		March 31,		March 31,

Prime Rate		2006	2005	2006	2005

3.00%		10.75%	8.75%	0.70%	2.70%
1.50		9.25	7.25	0.51	2.17
No Ch	ange	7.75	5.75	—	—
(1.50)		6.25	4.25	(0.91)	(2.66)
(2.75)		NA	3.00	NA	(3.59)
(3.00)		4.75	NA	(1.69)	NA

NA = BB&T’s model typically calculates interest rate scenarios for both an increase and decrease of 1.50% and 3.00% change in rates. However, during 2005 a decrease of 3.00% in rates would have resulted in a negative federal funds rate and therefore an alternative scenario was modeled.

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

Derivative Financial Instruments

          BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to manage risk related to securities, business loans, federal funds purchased, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients.

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On March 31, 2006, BB&T had derivative financial instruments outstanding with notional amounts totaling $21.1 billion. The estimated net fair value of open contracts was $(134.6 million) at March 31, 2006. This compares to $23.7 billion in notional derivatives with a fair value of $(10.6 million) at December 31, 2005. The majority of the decrease in fair value relates to interest-rate swaps hedging the fair value of certain issuances of BB&T’s long-term debt.

BB&T Corporation           Page 49          First Quarter 2006 10-Q

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with derivatives dealers that are national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative contracts at March 31, 2006 was not material.

BB&T Corporation           Page 50          First Quarter 2006 10-Q

           The following tables set forth certain information concerning BB&T’s derivative financial instruments at March 31, 2006 and December 31, 2005:

Table 7-1
Derivative Classifications and Hedging Relationships

	March 31, 2006

	Notional	Fair Value

	Amount	Gain	Loss

	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,750,000	$1,360	$(27,565)
Hedging institutional certificates of deposit and other time
deposits	750,000	9	—
Hedging medium term bank notes	1,500,000	31,806	—

Derivatives Designated as Fair Value Hedges:
Hedging business loans	2,842	6	—
Hedging long-term debt	3,400,000	17,708	(148,417)

Derivatives not designated as hedges	12,731,099	48,290	(57,755)

Total	$21,133,941	$99,179	$(233,737)

	December 31, 2005

	Notional	Fair Value

	Amount	Gain	Loss

	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$1,500,000	$—	$(18,330)
Hedging institutional certificates of deposit, other time
deposits and federal funds purchased	1,250,000	50	—
Hedging medium term bank notes	1,500,000	26,297	—

Derivatives Designated as Fair Value Hedges:
Hedging business loans	3,117	—	(10)
Hedging long-term debt	3,400,000	32,140	(58,257)

Derivatives not designated as hedges	16,026,855	38,222	(30,712)

Total	$23,679,972	$96,709	$(107,309)

BB&T Corporation           Page 51          First Quarter 2006 10-Q

Table 7-2
Derivative Financial Instruments

	March 31, 2006		December 31, 2005

		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)

Receive fixed swaps	$5,269,608	$(147,146)	$4,611,587	$(28,762)
Pay fixed swaps	3,005,897	49,222	2,798,228	25,985
Forward starting pay fixed swaps	10,000	58	—
Forward starting receive fixed swaps	1,374,000	(36,869)	740,000	(18,729)
Caps, floors and collars	3,026,566	(128)	2,426,361	(1,075)
Foreign exchange contracts	302,047	1,402	339,222	377
Futures contracts	4,400	29	15,200	(8)
Interest rate lock commitments	657,300	(2,015)	450,334	1,325
Forward commitments	1,099,720	4,410	740,040	(4,080)
Swaptions	2,730,000	6,537	6,394,000	(628)
When-issued securities	2,395,000	(13,241)	2,700,000	5,058
Options on contracts purchased	1,235,000	3,319	2,445,000	9,965
Options on contracts sold	24,403	(136)	10,000	—
Commercial mortgage index swap	—	—	10,000	(28)

Total	$21,133,941	$(134,558)	$23,679,972	$(10,600)

          BB&T’s receive fixed swaps had weighted average receive rates of 4.79% and 4.74% and weighted average pay rates of 4.69% and 4.28% at March 31, 2006 and December 31, 2005, respectively. In addition, BB&T’s pay fixed swaps had weighted average receive rates of 4.63% and 4.29% and weighted average pay rates of 4.10% and 3.97%, at March 31, 2006 and December 31, 2005, respectively.

Contractual Obligations, Commitments, Contingent Liabilities, Off-BalanceSheet
Arrangements and Related Party Transactions

          BB&T utilizes a variety of financial instruments to meet the financial needs of its clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and other financial guarantees, interest-rate caps, floors and collars, interest-rate swaps, swaptions, when-issued securities and forward and futures contracts. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2005, for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. A discussion of BB&T’s derivative financial instruments is included in the “Derivative Financial Instruments” section herein.

Back to Index

CAPITAL ADEQUACY AND RESOURCES

          The maintenance of appropriate levels of capital is a management priority and is monitored on an ongoing basis. BB&T’s principal goals related to capital are to provide an adequate return to shareholders while retaining a sufficient base from which to support future growth and to comply with all regulatory standards.

BB&T Corporation           Page 52          First Quarter 2006 10-Q

          Total shareholders’ equity was $11.0 billion at March 31, 2006, compared to $11.1 billion at December 31, 2005, a decrease of 1.4%. BB&T’s book value per common share at March 31, 2006 was $20.48, compared to $20.49 at December 31, 2005. BB&T’s tangible shareholders’ equity was $6.2 billion at March 31, 2006, a decrease of $195.2 million, or 3.1%, compared to $6.4 billion at December 31, 2005. BB&T’s tangible book value per common share at March 31, 2006 was $11.56 compared to $11.76 at December 31, 2005.

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

Table 8
Capital Ratios

	2006	2005

	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter

Risk-based capital ratios:
Tier 1 capital	9.0%	9.3%	9.5%	8.7%	9.2%
Total capital	14.0	14.4	14.9	14.2	14.3
Tier 1 leverage ratio	7.0	7.2	7.3	6.7	7.0

BB&T Corporation           Page 53          First Quarter 2006 10-Q

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

          During the first quarter of 2006, BB&T executed an accelerated share repurchase program to facilitate the purchase of 6.5 million shares of BB&T common stock. Additionally, 1.8 million shares were repurchased under the repurchase program for management of BB&T’s capital position as well as the shares exchanged or surrendered in connection with the exercise of options under BB&T’s stock option plans. After considering these transactions, BB&T will have 15.1 million shares remaining under the current authorization. The following table presents the common stock repurchases made by BB&T during the first quarter of 2006:

Table 9
Share Repurchase Activity

	2006

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

January 1-31	289,029	$39.66	285,000	23,161,900
February 1-28	8,028,373	40.22	8,022,403	15,139,497
March 1-31	767	39.76	—	15,139,497

Total	8,318,169	$40.20	8,307,403	15,139,497

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

BB&T Corporation           Page 54          First Quarter 2006 10-Q

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

Back to Index

Item 6. Exhibits

3(ii)	Bylaws of BB&T Corporation, As Amended and Restated Effective April 25, 2006

11	Statement re Computation of Earnings Per Share.

12	Statement re Computation of Ratios.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

BB&T Corporation           Page 55          First Quarter 2006 10-Q

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Back to Index

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BB&T CORPORATION
(Registrant)

Date: May 5, 2006	By: /s/ Christopher L. Henson
Christopher L. Henson, Senior Executive Vice
President and Chief Financial Officer

Date: May 5, 2006	By: /s/ Edward D. Vest
Edward D. Vest, Executive Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation           Page 56          First Quarter 2006 10-Q

EXHIBIT INDEX

Exhibit No.	Description	Location

3(ii)	Bylaws of BB&T Corporation, As Amended and Restated Effective April 25, 2006	Incorporated herein by reference to Exhibit 3(ii) of the Current Report on Form 8-K, filed April 25, 2006.

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note 8.

12	Statement re Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

Back to Index

BB&T Corporation           Page 57          First Quarter 2006 10-Q