Form 10-Q
period 2006-06-30
BB&T CORP
filed 2006-08-04
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

June 30, 2006

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

At July 31, 2006, 537,040,937 shares of the registrant's common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

June 30, 2006

BB&T Corporation           Page 1          Second Quarter 2006 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2006	2005

Assets
Cash and due from banks	$2,159,857	$2,185,571
Interest-bearing deposits with banks	561,667	410,380
Federal funds sold and securities purchased under resale agreements
or similar arrangements	365,270	286,233
Trading securities at fair value	918,621	706,518
Securities available for sale at fair value	20,090,945	19,782,966
Loans held for sale	664,513	628,834
Loans and leases, net of unearned income	79,619,120	74,394,654
Allowance for loan and lease losses	(869,880)	(825,300)

Loans and leases, net	78,749,240	73,569,354

Premises and equipment, net of accumulated depreciation	1,342,229	1,286,909
Goodwill	4,730,294	4,255,998
Core deposit and other intangible assets	493,463	487,525
Residential mortgage servicing rights (fair value at June 30, 2006,
and lower of cost or market at December 31, 2005)	499,706	431,213
Other assets	5,707,925	5,138,258

Total assets	$116,283,730	$109,169,759

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$13,625,502	$13,476,939
Interest checking	1,539,064	1,426,715
Other client deposits	32,344,438	30,959,888
Client certificates of deposit	23,704,122	19,309,667
Other interest-bearing deposits	7,299,675	9,108,590

Total deposits	78,512,801	74,281,799

Federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	6,797,108	6,561,719
Long-term debt	15,195,145	13,118,559
Accounts payable and other liabilities	4,614,563	4,078,568

Total liabilities	105,119,617	98,040,645

Commitments and contingencies (Note 6)
Shareholders' equity:

Preferred stock, $5 par, 5,000,000 shares authorized, none issued or
outstanding at June 30, 2006, or at December 31, 2005	—	—
Common stock, $5 par, 1,000,000,000 shares authorized;
536,895,965 issued and outstanding at June 30, 2006, and
543,102,080 issued and outstanding at December 31, 2005	2,684,480	2,715,510
Additional paid-in capital	2,648,721	2,818,703
Retained earnings	6,382,706	5,951,135
Accumulated other comprehensive loss, net of deferred income
taxes of $(319,408) at June 30, 2006, and $(207,319) at December 31, 2005	(551,794)	(356,234)

Total shareholders' equity	11,164,113	11,129,114

Total liabilities and shareholders' equity	$116,283,730	$109,169,759

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 2          Second Quarter 2006 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Interest Income
Interest and fees on loans and leases	$1,443,972	$1,128,331	$2,777,517	$2,181,152
Interest and dividends on securities	214,421	199,167	430,326	385,955
Interest on short-term investments	10,222	5,186	17,442	9,069

Total interest income	1,668,615	1,332,684	3,225,285	2,576,176

Interest Expense
Interest on deposits	497,238	279,283	935,658	520,582
Interest on federal funds purchased, securities sold under
repurchase agreements and short-term borrowed funds	80,560	58,546	145,641	101,012
Interest on long-term debt	174,048	117,890	329,165	228,434

Total interest expense	751,846	455,719	1,410,464	850,028

Net Interest Income	916,769	876,965	1,814,821	1,726,148
Provision for credit losses	57,732	49,424	105,303	90,469

Net Interest Income After Provision for Credit Losses	859,037	827,541	1,709,518	1,635,679

Noninterest Income
Insurance commissions	214,087	181,612	390,599	333,902
Service charges on deposits	138,112	139,166	269,353	259,938
Other nondeposit fees and commissions	80,263	63,820	153,216	118,766
Investment banking and brokerage fees and commissions	78,220	81,046	159,531	149,929
Trust income	37,739	36,722	74,759	67,129
Mortgage banking income	29,128	12,367	61,423	42,560
Bankcard fees and merchant discounts	31,226	27,738	59,908	53,174
Securities gains (losses), net	153	(6)	155	1
Other income	41,749	42,454	89,928	76,141

Total noninterest income	650,677	584,919	1,258,872	1,101,540

Noninterest Expense
Personnel expense	505,558	450,730	1,019,557	865,846
Occupancy and equipment expense	109,707	148,080	217,492	253,824
Amortization of intangibles	25,225	28,611	50,333	56,713
Professional services	28,432	22,594	54,614	38,883
Loss on early extinguishment of debt	—	2,943	—	2,943
Merger-related and restructuring charges (gains), net	1,631	(404)	(1,345)	(2,961)
Other expenses	189,056	178,734	338,139	346,746

Total noninterest expense	859,609	831,288	1,678,790	1,561,994

Earnings
Income before income taxes	650,105	581,172	1,289,600	1,175,225
Provision for income taxes	221,005	194,367	428,987	393,036

Net income	$429,100	$386,805	$860,613	$782,189

Per Common Share
Net income:
Basic	$.80	$.71	$1.60	$1.43

Diluted	$.79	$.70	$1.59	$1.42

Cash dividends paid	$.38	$.35	$.76	$.70

Weighted Average Shares Outstanding
Basic	536,882,392	547,089,165	538,409,049	548,179,529

Diluted	541,607,530	551,245,112	542,297,340	552,443,239

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 3          Second Quarter 2006 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
(Dollars in thousands, except per share data)

					Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2005	550,406,287	$2,752,032	$3,121,609	$5,112,034	$(111,201)	$10,874,474

Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	782,189	—	782,189
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $(13,290)	—	—	—	—	(21,924)	(21,924)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $40	—	—	—	—	(41)	(41)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	(21,965)	(21,965)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $4,208	—	—	—	—	6,693	6,693
Change in minimum pension liability, net of tax of $(1,572)	—	—	—	—	(2,138)	(2,138)

Total comprehensive income (loss)	—	—	—	782,189	(17,410)	764,779

Common stock issued:
In purchase acquisitions	646,489	3,232	22,068	—	—	25,300
In connection with stock option exercises
and other employee benefits, net of cancellations	1,244,094	6,220	23,887	—	—	30,107
Redemption of common stock	(5,500,000)	(27,500)	(185,855)	—	—	(213,355)
Cash dividends declared on common stock, $.73 per share	—	—	—	(399,696)	—	(399,696)
Excess tax benefit from equity-based awards	—	—	8,568	—	—	8,568
Other, net	—	—	190	—	—	190

Balance, June 30, 2005	546,796,870	$2,733,984	$2,990,467	$5,494,527	$(128,611)	$11,090,367

Balance, January 1, 2006	543,102,080	$2,715,510	$2,818,703	$5,951,135	$(356,234)	$11,129,114
Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	860,613	—	860,613
Unrealized holding gains (losses) arising during the
period on securities available for sale, net of tax of
$ (113,289)	—	—	—	—	(197,406)	(197,406)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $(61)	—	—	—	—	(94)	(94)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	(197,500)	(197,500)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $805	—	—	—	—	1,144	1,144
Change in minimum pension liability, net of tax of $456	—	—	—	—	796	796

Total comprehensive income (loss)	—	—	—	860,613	(195,560)	665,053

Common stock issued:
In purchase acquisitions	14,444,497	72,223	556,765	—	—	628,988
In connection with stock option exercises
and other employee benefits, net of cancellations	1,656,791	8,284	38,119	—	—	46,403
Redemption of common stock	(22,307,403)	(111,537)	(805,857)	—	—	(917,394)
Cash dividends declared on common stock, $.80 per share	—	—	—	(429,042)	—	(429,042)
Excess tax benefit from equity-based awards	—	—	4,355	—	—	4,355
Equity-based compensation expense	—	—	36,636	—	—	36,636

Balance, June 30, 2006	536,895,965	$2,684,480	$2,648,721	$6,382,706	$(551,794)	$11,164,113

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 4          Second Quarter 2006 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended
	June 30,

	2006	2005

Cash Flows From Operating Activities:
Net income	$860,613	$782,189
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	105,303	90,469
Depreciation	87,428	104,670
Amortization of intangibles	50,333	56,713
Amortization of purchase accounting mark-to-market adjustments, net	9,043	14,484
Equity-based compensation	36,636	91
Discount accretion and premium amortization on long-term debt, net	60,711	55,026
Discount accretion and premium amortization on securities, net	17,242	23,094
Net increase in trading account securities	(205,638)	(340,890)
Gain on sales of securities, net	(155)	(1)
Gain on sales of loans and mortgage loan servicing rights, net	(31,497)	(37,074)
Gain on disposals of premises and equipment, net	(31,637)	(207)
Proceeds from sales of loans held for sale	2,383,010	2,342,194
Purchases of loans held for sale	(670,768)	(358,064)
Origination of loans held for sale, net of principal collected	(1,766,879)	(2,076,721)
Excess tax benefit from equity-based awards	—	8,567
Increase in other assets, net	(366,083)	(155,431)
Increase (decrease) in accounts payable and other liabilities, net	413,647	(27,255)
Other, net	(8,394)	6,995

Net cash provided by operating activities	942,915	488,849

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	20,394	680,924
Proceeds from maturities, calls and paydowns of securities available for sale	806,246	1,429,674
Purchases of securities available for sale	(1,430,377)	(3,454,119)
Proceeds from maturities, calls and paydowns of securities held to maturity	—	125
Leases made to customers	(132,275)	(129,629)
Principal collected on leases	95,090	87,608
Loan originations, net of principal collected	(3,145,009)	(3,127,155)
Purchases of loans	(268,584)	(461,426)
Net cash acquired (paid) in business combinations	17,080	(127,051)
Proceeds from disposals of premises and equipment	81,960	11,652
Purchases of premises and equipment	(117,857)	(83,650)
Proceeds from sales of foreclosed property or other real estate held for sale	53,854	37,618
Other, net	—	(11,612)

Net cash used in investing activities	(4,019,478)	(5,147,041)

Cash Flows From Financing Activities:
Net increase in deposits	2,568,196	4,134,290
Net increase in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	55,512	449,890
Proceeds from issuance of long-term debt	2,101,749	828,359
Repayment of long-term debt	(167,604)	(416,320)
Net proceeds from common stock issued	46,403	30,107
Redemption of common stock	(917,394)	(213,355)
Cash dividends paid on common stock	(410,044)	(384,745)
Excess tax benefit from equity-based awards	4,355	—

Net cash provided by financing activities	3,281,173	4,428,226

Net Increase (Decrease) in Cash and Cash Equivalents	204,610	(229,966)
Cash and Cash Equivalents at Beginning of Period	2,882,184	3,025,835

Cash and Cash Equivalents at End of Period	$3,086,794	$2,795,869

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$1,367,213	$810,572
Income taxes	373,348	414,979
Noncash investing and financing activities:
Transfers of loans to foreclosed property	39,753	23,760
Transfers of fixed assets to other real estate owned	3,205	4,085
Common stock issued in business combinations	628,988	25,300

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation           Page 5          Second Quarter 2006 10-Q

BB&T CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

NOTE 1. Basis of Presentation

   General

          In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), present fairly, in all material respects, BB&T’s financial position at June 30, 2006 and December 31, 2005; BB&T’s results of operations for the three months and six months ended June 30, 2006 and 2005; and BB&T’s cash flows for the six months ended June 30, 2006 and 2005. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All adjustments during the first six months of 2006 were of a normal recurring nature.

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

BB&T Corporation           Page 6          Second Quarter 2006 10-Q

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

   Reclassifications

          In certain instances, amounts reported in prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

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

BB&T Corporation           Page 7          Second Quarter 2006 10-Q

   Equity-Based Compensation

          BB&T maintains various equity-based compensation plans. These plans provide for the granting of stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to selected BB&T employees and directors. BB&T adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), on January 1, 2006, using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123(R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123 , “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The adoption of SFAS No. 123(R) had the following effect on BB&T’s income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and six month periods ended June 30, 2006.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006

	(Dollars in thousands, except per share data)

Effect of SFAS 123(R) on:
Income before income taxes	$(9,612)	$(35,652)
Net income	(5,938)	(22,001)
Basic earnings per share	(0.01)	(0.04)
Diluted earnings per share	(0.02)	(0.04)

          The adoption of SFAS No. 123(R) also required that excess tax benefits from the exercise of equity-based awards be recorded as a financing cash flow, rather than an operating cash flow. This requirement reduced cash provided by operating activities and increased cash provided by financing activities for the six months ended June 30, 2006 by $4.4 million. Additional disclosures required by SFAS No. 123(R) are included in Note 11 to the consolidated financial statements herein.

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

BB&T Corporation           Page 8          Second Quarter 2006 10-Q

          The following table presents BB&T’s net income, basic earnings per share and diluted earnings per share as reported, and pro forma net income and pro forma earnings per share for periods ended prior to January 1, 2006, assuming compensation cost for BB&T’s stock option plans had been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method prescribed by SFAS No. 123. BB&T’s equity-based awards generally contain a provision that accelerates vesting of awards for holders who retire and have met all retirement eligibility requirements. Prior to the adoption of SFAS No. 123(R), BB&T reported the expense in the pro forma disclosure based on the vesting cycle in the grant agreement and reported an acceleration of the expense for the unrecognized compensation cost in the period that the accelerated vesting occurred. BB&T will continue to account for awards granted prior to the adoption of SFAS No. 123(R) in this manner, with the exception that the unrecognized compensation cost on the date of adoption will be recognized as personnel expense in future periods. For awards granted after January 1, 2006, BB&T has recognized compensation expense based on retirement eligibility dates for all equity-based compensation awards. Therefore, the information presented in the following table is not comparable to the amounts recognized by BB&T during 2006.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2005	June 30, 2005

	(Dollars in thousands, except per share data)

Net income:
Net income as reported	$386,805	$782,189
Add: Equity-based compensation expense
included in reported net income, net of tax	29	56
Deduct: Total equity-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(6,225)	(10,640)

Pro forma net income	$380,609	$771,605

Basic EPS:
As reported	$.71	$1.43
Pro forma	.70	1.41

Diluted EPS:
As reported	.70	1.42
Pro forma	.69	1.40

      Changes in Accounting Principles and Effects of New Accounting Pronouncements

          In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS No. 155”), which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. BB&T adopted the provisions of SFAS No. 155 on January 1, 2006. The adoption did not have an impact on BB&T’s consolidated financial position, results of operations or cash flows.

BB&T Corporation           Page 9          Second Quarter 2006 10-Q

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

          In July 2006, the FASB issued FASB Staff Position (“FSP”) FAS 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”, (“FSP FAS 13-2”), which amends SFAS No. 13, “Accounting for Leases.” FSP FAS 13-2 requires an entity to recalculate the allocation of income for a leveraged lease transaction from the inception of the lease if, during the lease term, the projected timing of the income tax cash flows generated by the transaction is revised, even if the total amount of income tax cash flows is not affected. The provisions of FSP FAS 13-2 are effective for fiscal years beginning after December 15, 2006. BB&T has entered into leveraged lease transactions in prior years that may require recalculations because the Internal Revenue Service (“IRS”) has issued a Notice of Proposed Adjustments relating to BB&T’s treatment of certain leveraged lease transactions. Management continues to believe that BB&T’s income tax treatment of these leveraged leases was appropriate and in compliance with the tax laws and regulations in effect at the time that the deductions were taken. BB&T is currently involved in litigation with the IRS concerning the income tax treatment of certain leveraged lease transactions. While management cannot currently predict with certainty whether there will be any changes to the projected income tax cash flows relating to BB&T’s leveraged lease transactions, BB&T may have to record a one-time non-cash after-tax charge to retained earnings which is not expected to exceed approximately $300 million as a cumulative effect of a change in accounting principle on January 1, 2007. The amount of the charge, if any, would then be recognized as net income over the remaining lives of the respective leases.

          In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also requires additional disclosures related to an entity’s accounting for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. BB&T has taken certain tax positions which are uncertain in nature, primarily related to leveraged lease transactions, and may be required to record a one-time non-cash charge to retained earnings which is not expected to exceed approximately $150 million as a cumulative effect of a change in accounting principle on January 1, 2007. This charge primarily relates to the accrual of penalties and interest and is subject to the outcome of current litigation with the IRS.

BB&T Corporation           Page 10          Second Quarter 2006 10-Q

NOTE 2. Business Combinations

   Financial Institution Acquisition

          On June 1, 2006, BB&T completed the acquisition of Main Street Banks Inc. (“Main Street”), a $2.3 billion bank holding company headquartered in Atlanta, Georgia. The merger enabled the Company to enhance its ongoing commitment to organic growth by adding strategically located financial centers in some of the nation’s fastest growing communities. In conjunction with this transaction, BB&T issued approximately 14.3 million shares and 636 thousand stock options valued at $621.2 million and recorded $423.9 million in goodwill and $45.2 million in amortizing intangibles, which are primarily comprised of core deposit intangibles, pending final valuations.

   Insurance and Other Nonbank Acquisitions

          During the first six months of 2006, BB&T acquired two nonbank financial services companies. In conjunction with these transactions, BB&T issued approximately 189 thousand shares of common stock and paid $35.0 million in cash. Including subsequent adjustments, approximately $22.7 million in goodwill and $11.1 million of identifiable intangibles were recorded in connection with these transactions. During 2005, BB&T acquired five insurance businesses and four nonbank financial services companies, including the acquisition of a 70% ownership interest in Sterling Capital Management LLC, an investment management services company based in Charlotte, North Carolina. In conjunction with these transactions, BB&T issued approximately 1.2 million shares of common stock and paid approximately $136.4 million in cash. Approximately $104.4 million in goodwill and $85.2 million of identifiable intangible assets were recorded in connection with these transactions. BB&T also acquired client relationships, primarily from insurance companies. Such acquisitions have not been material to BB&T’s financial condition or results of operations.

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

BB&T Corporation           Page 11          Second Quarter 2006 10-Q

Summary of Merger-Related and Restructuring Charges (Gains)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	(Dollars in thousands)
Severance and personnel-related items	$203	$(111)	$212	$(1,398)
Occupancy and equipment	(326)	(541)	(3,334)	(1,754)
Systems conversions and related items	766	—	766	3
Marketing and public relations	628	—	628	—
Other merger-related items	360	248	383	188

Total	$1,631	$(404)	$(1,345)	$(2,961)

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

	Merger Accrual Activity

	(Dollars in thousands)

			Merger-related
	Balance		and			Balance
	January 1,	Accrued at	restructuring			June 30,
	2006	acquisition	charges (gains)	Utilized	Other, net	2006

Severance and personnel-related items	$6,011	$15,965	$212	$(9,220)	$(76)	$12,892
Occupancy and equipment	7,606	325	(3,334)	(534)	—	4,063
Systems conversions and related items	—	944	766	(766)	—	944
Other merger-related items	2,924	3	1,011	(1,394)	123	2,667

Total	$16,541	$17,237	$(1,345)	$(11,914)	$47	$20,566

BB&T Corporation           Page 12          Second Quarter 2006 10-Q

           The following table provides a summary of BB&T’s merger accrual activity, by acquisition, for 2006:

			Merger-related
	Balance		and			Balance
	January 1,	Accrued at	restructuring			June 30,
Acquired Institution	2006	acquisition	charges (gains)	Utilized	Other, net	2006

	(Dollars in thousands)

Premier Bancshares, Inc.	$146	$—	$—	$(146)	$—	$—
One Valley Bancorp, Inc.	184	—	(161)	(23)	—	—
FCNB Corp.	296	—	(102)	(26)	—	168
FirstSpartan Financial Corp.	58	—	(19)	(39)	—	—
Century South Banks, Inc.	737	—	—	(62)	—	675
Virginia Capital Bancshares, Inc.	505	—	(139)	(202)	—	164
F&M National Corporation	1,528	—	(446)	(173)	—	909
Community First Banking Company	150	—	(100)	—	—	50
Area Bancshares Corporation	417	—	—	—	—	417
Equitable Bank	1,942	—	(1,942)	—	—	—
First Virginia Banks, Inc.	7,221	—	(482)	(1,260)	—	5,479
Main Street Banks, Inc.	—	17,237	1,852	(9,250)	—	9,839
Nonbank subsidiaries	3,357	—	—	(539)	47	2,865
Other adjustments	—	—	194	(194)	—	—

Total	$16,541	$17,237	$(1,345)	$(11,914)	$47	$20,566

   NOTE 3. Securities

           The amortized cost and approximate fair values of securities available for sale were as follows:

	June 30, 2006

				Estimated
	Amortized	Gross Unrealized		Fair

	Cost	Gains	Losses	Value

	(Dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$125,334	$—	$2,008	$123,326
U.S. government-sponsored entity securities	11,619,831	20	570,859	11,048,992
Mortgage-backed securities	7,187,102	2,098	265,813	6,923,387
States and political subdivisions	605,827	6,968	1,083	611,712
Equity and other securities	1,396,915	15,871	29,258	1,383,528

Total securities available for sale	$20,935,009	$24,957	$869,021	$20,090,945

	December 31, 2005

				Estimated
	Amortized	Gross Unrealized		Fair

	Cost	Gains	Losses	Value

	(Dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$113,625	$1	$1,721	$111,905
U.S. government-sponsored entity securities	11,555,055	2,599	403,940	11,153,714
Mortgage-backed securities	6,755,920	5,262	150,124	6,611,058
States and political subdivisions	660,993	14,964	1,255	674,702
Equity and other securities	1,230,587	15,607	14,607	1,231,587

Total securities available for sale	$20,316,180	$38,433	$571,647	$19,782,966

BB&T Corporation           Page 13          Second Quarter 2006 10-Q

           On June 30, 2006, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of June 30, 2006, the unrealized loss on these securities totaled $779.4 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than the credit quality of the issuers. At June 30, 2006, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized other-than-temporary impairment in connection with these securities.

           The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

	June 30, 2006

	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Securities:
U.S. Treasury securities	$16,821	$415	$106,505	$1,593	$123,326	$2,008
U.S. government-sponsored entity securities	1,201,589	26,442	9,846,885	544,417	11,048,474	570,859
Mortgage-backed securities	2,113,030	50,481	4,409,998	215,332	6,523,028	265,813
States and political subdivisions	6,471	55	56,758	1,028	63,229	1,083
Equity and other securities	343,551	12,256	338,922	17,002	682,473	29,258

Total temporarily impaired securities	$3,681,462	$89,649	$14,759,068	$779,372	$18,440,530	$869,021

	December 31, 2005

	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Securities:
U.S. Treasury securities	$22,353	$435	$87,388	$1,286	$109,741	$1,721
U.S. government-sponsored entity securities	1,529,872	22,283	8,962,648	381,657	10,492,520	403,940
Mortgage-backed securities	3,631,731	62,098	2,678,145	88,026	6,309,876	150,124
States and political subdivisions	2,915	33	79,198	1,222	82,113	1,255
Equity and other securities	509,265	7,673	196,592	6,934	705,857	14,607

Total temporarily impaired securities	$5,696,136	$92,522	$12,003,971	$479,125	$17,700,107	$571,647

BB&T Corporation           Page 14          Second Quarter 2006 10-Q

NOTE 4. Goodwill and Other Intangible Assets

           The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the six months ended June 30, 2006 and the year ended December 31, 2005 are as follows:

	Goodwill Activity by Operating Segment

		Residential			Investment
	Banking	Mortgage	Trust	Insurance	Banking and	Specialized	All
	Network	Banking	Services	Services	Brokerage	Lending	Other	Total

	(Dollars in thousands)

Balance, January 1, 2005	$3,388,881	$7,459	$31,341	$569,114	$71,149	$30,585	$25,712	$4,124,241
Acquired goodwill, net	—	—	45,276	55,063	1,966	933	—	103,238
Adjustments to goodwill	1,967	—	8,096	15,897	2,031	528	—	28,519

Balance, December 31, 2005	3,390,848	7,459	84,713	640,074	75,146	32,046	25,712	4,255,998
Acquired goodwill, net	397,937	—	—	25,917	4,095	13,286	—	441,235
Adjustments to goodwill	(2,035)	—	2,323	20,456	6,093	6,224	—	33,061

Balance, June 30, 2006	$3,786,750	$7,459	$87,036	$686,447	$85,334	$51,556	$25,712	$4,730,294

           The adjustments to goodwill recorded during the first six months of 2006 include $27.5 million of contingent consideration paid subsequent to the dates of acquisition based on the terms of the purchase agreements and $5.3 million related to the receipt of final valuation reports. The adjustments to goodwill recorded during 2005 include $23.2 million of contingent consideration paid subsequent to the dates of acquisition based on the terms of the purchase agreements and $3.1 million related to the accounting for property and equipment leases of acquired companies.

           The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets

	As of June 30, 2006			As of December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in thousands)

Identifiable intangible assets:
Core deposit intangibles	$401,662	$(208,957)	$192,705	$364,937	$(185,799)	$179,138
Other (1)	468,339	(167,581)	300,758	448,793	(140,406)	308,387

Totals	$870,001	$(376,538)	$493,463	$813,730	$(326,205)	$487,525

(1) Other amortizing identifiable intangibles are primarily composed of customer relationship intangibles.

           Estimated amortization expense of identifiable intangible assets for the full year 2006 and each of the next four years total $104.3 million, $94.2 million, $79.2 million, $63.8 million and $52.1 million.

BB&T Corporation           Page 15          Second Quarter 2006 10-Q

NOTE 5. Long-Term Debt

          Long-term debt is summarized as follows:

	June 30,	December 31,
	2006	2005

	(Dollars in thousands)
Parent Company
7.25% Subordinated Notes Due 2007	$249,646	$249,465
6.50% Subordinated Notes Due 2011 (1,3)	646,636	646,362
4.75% Subordinated Notes Due 2012 (1,3)	495,581	495,283
5.20% Subordinated Notes Due 2015 (1,3)	996,665	996,531
4.90% Subordinated Notes Due 2017 (1,3)	360,918	359,691
5.25% Subordinated Notes Due 2019 (1,3)	599,767	599,761

Branch Bank

Floating Rate Secured Borrowings Due 2007 (5)	1,500,000	1,500,000
Floating Rate Senior Notes Due 2007	499,922	499,884
Floating Rate Senior Notes Due 2007	499,854	499,801
Floating Rate Senior Notes Due 2007	249,989	249,970
Floating Rate Senior Notes Due 2008	499,869	499,839
Floating Rate Senior Notes Due 2009	499,923	—
4.875% Subordinated Notes Due 2013 (1,3)	249,267	249,211

Federal Home Loan Bank Advances to the Subsidiary Banks (4)
Varying maturities to 2025	6,790,118	5,678,694

Capitalized Leases
Varying maturities to 2028 with interest rates from 4.06% to 15.78%	2,844	1,831

Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035 (3)	514,075	514,065
6.75% BB&T Capital Trust II Securities Due 2036	597,642	—
Other Securities (6)	150,591	101,805

Other Long-Term Debt	2,298	2,483

Hedging (Losses) Gains	(210,460)	(26,117)

Total Long-Term Debt	$15,195,145	$13,118,559

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At June 30, 2006, the effective rates paid on these borrowings ranged from 5.34% to 6.05%.
(4)	At June 30, 2006, the weighted average cost of these advances was 5.27% and the weighted average maturity was 9.9 years.
(5)	These borrowings are secured primarily by automobile loans and have variable rates based on LIBOR.
(6)

These securities were issued by companies acquired by BB&T. At June 30, 2006, the effective rate paid on these borrowings ranged from 8.75% to 10.07%. These securities have varying maturities through 2033.

BB&T Corporation           Page 16          Second Quarter 2006 10-Q

          In June 2006, BB&T Capital Trust II (“BBTCT”) issued $600 million of 6.75% Capital Securities. BBTCT, a statutory business trust created under the laws of the State of Delaware, was formed by BB&T for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in 6.75% Junior Subordinated Debentures issued by BB&T. BB&T is the sole owner of the common securities of BBTCT and has made guarantees which, taken collectively, fully, irrevocably, and unconditionally guarantee, on a subordinated basis, all of BBTCT’s obligations under the Trust and Capital Securities. BBTCT’s sole asset is the Junior Subordinated Debentures issued by BB&T which mature June 7, 2036, but are subject to early redemption (i) in whole or in part at any time at the option of BB&T pursuant to the optional redemption provisions of such security, or (ii) in whole, but not in part, under certain prescribed limited circumstances. The Capital Securities of BBTCT are subject to mandatory redemption in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption.

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

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of June 30, 2006, BB&T had issued a total of $3.1 billion in standby letters of credit. The carrying amount of the liability for such guarantees was $5.9 million at June 30, 2006.

          A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, caps, floors, collars, financial forwards and futures contracts, swaptions, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage economic risk related to securities, business loans, mortgage servicing rights and mortgage banking operations, Federal funds purchased, other time deposits, long-term debt and institutional certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $24.3 billion and $23.7 billion at June 30, 2006 and December 31, 2005, respectively. The fair value of these instruments was $(215.5 million) and $(10.6 million), at June 30, 2006 and December 31, 2005, respectively.

BB&T Corporation           Page 17          Second Quarter 2006 10-Q

          BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund affordable housing investments totaled $134.3 million and $172.4 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, BB&T’s maximum exposure to loss associated with these investments totaled $265.3 million.

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

BB&T Corporation           Page 18          Second Quarter 2006 10-Q

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

          The following tables summarize the components of net periodic benefit cost (income) recognized for the three month and six month periods ended June 30, 2006 and 2005, respectively:

	Pension Plans				Other Postretirement

	Qualified		Nonqualified		Benefit Plans

	For the		For the		For the
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,

	2006	2005	2006	2005	2006	2005

	(Dollars in thousands)

Service cost	$15,304	$15,931	$998	$971	$—	$—
Interest cost	14,313	13,363	1,571	1,528	355	348
Estimated return on plan assets	(21,741)	(20,097)	—	—	—	—
Amortization of prior service cost	(1,147)	(1,147)	(11)	(7)	(1,300)	(1,300)
Amortization of net loss	3,121	2,633	470	570	309	182

Net periodic benefit cost (income)	$9,850	$10,683	$3,028	$3,062	$(636)	$(770)

	Pension Plans				Other Postretirement

	Qualified		Nonqualified		Benefit Plans

	For the		For the		For the
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,

	2006	2005	2006	2005	2006	2005

	(Dollars in thousands)

Service cost	$30,608	$31,862	$1,996	$1,943	$—	$—
Interest cost	28,627	26,727	3,143	3,056	710	696
Estimated return on plan assets	(43,482)	(40,194)	—	—	—	—
Amortization of prior service cost	(2,294)	(2,295)	(22)	(14)	(2,600)	(2,600)
Amortization of net loss	6,241	5,266	940	1,140	618	364

Net periodic benefit cost (income)	$19,700	$21,366	$6,057	$6,125	$(1,272)	$(1,540)

           Management elected to make a discretionary contribution of $80.0 million to the qualified pension plan in the first quarter of 2006, and may make additional contributions in 2006 if determined appropriate.

BB&T Corporation           Page 19          Second Quarter 2006 10-Q

NOTE 8. Computation of Earnings per Share

           BB&T’s basic and diluted earnings per share amounts for the three and six month periods ended June 30, 2006 and 2005, respectively, were calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Weighted average number of common shares	536,882,392	547,089,165	538,409,049	548,179,529

Net income	$429,100	$386,805	$860,613	$782,189

Basic earnings per share	$.80	$.71	$1.60	$1.43

Diluted Earnings Per Share:
Weighted average number of common shares	536,882,392	547,089,165	538,409,049	548,179,529

Add:
Effect of dilutive equity awards	4,725,138	4,155,947	3,888,291	4,263,710

Weighted average number of diluted common shares	541,607,530	551,245,112	542,297,340	552,443,239

Net income	$429,100	$386,805	$860,613	$782,189

Diluted earnings per share	$.79	$.70	$1.59	$1.42

           For the three months ended June 30, 2006 and 2005, respectively, antidilutive options to purchase 141 thousand shares and 117 thousand shares of common stock were outstanding. For the first six months of 2006 and 2005, respectively, antidilutive options to purchase 126 thousand shares and 116 thousand shares of common stock were outstanding. Antidilutive options outstanding were not included in the computation of diluted earnings per share.

NOTE 9. Comprehensive Income (Loss)

           The balances in accumulated other comprehensive loss for the periods indicated are shown in the following tables:

Accumulated Other Comprehensive Loss
June 30, 2006

	Before-Tax	Tax	After-Tax
	Amount	Benefit	Amount

	(Dollars in thousands)

Unrealized losses on securities available for sale	$(844,063)	$(308,985)	$(535,078)
Unrealized losses on cash flow hedges	(20,037)	(7,682)	(12,355)
Minimum pension liability	(7,102)	(2,741)	(4,361)

Total	$(871,202)	$(319,408)	$(551,794)

BB&T Corporation           Page 20          Second Quarter 2006 10-Q

Accumulated Other Comprehensive Loss
December 31, 2005

	Before-Tax	Tax	After-Tax
	Amount	Benefit	Amount

	(Dollars in thousands)

Unrealized losses on securities available for sale	$(533,213)	$(195,635)	$(337,578)
Unrealized losses on cash flow hedges	(21,986)	(8,487)	(13,499)
Minimum pension liability	(8,354)	(3,197)	(5,157)

Total	$(563,553)	$(207,319)	$(356,234)

          The following table summarizes total comprehensive income for the three month and six month periods ended June 30, 2006 and 2005, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(Dollars in thousands)
Comprehensive income:
Net income	$429,100	$386,805	$860,613	$782,189
Other comprehensive income:
Net unrealized holding (losses) gains on securities	(85,308)	161,269	(197,500)	(21,965)
Net unrealized (losses) gains on cash flow hedges	(1,755)	731	1,144	6,693
Net change in minimum pension liability	—	—	796	(2,138)

Total comprehensive income	$342,037	$548,805	$665,053	$764,779

BB&T Corporation           Page 21          Second Quarter 2006 10-Q

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

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation           Page 22          Second Quarter 2006 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended June 30, 2006 and 2005

			Residential
	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

	(Dollars in thousands)

Net interest income (expense)	$673,616	$616,301	$221,899	$178,559	$(1,427)	$(725)	$4,386	$2,276	$90,972	$73,620
Net intersegment interest income (expense)	295,027	263,028	(153,022)	(112,632)	2,358	1,931	—	—	—	—

Total net interest income	968,643	879,329	68,877	65,927	931	1,206	4,386	2,276	90,972	73,620

Economic provision for loan and lease losses	55,695	59,032	2,713	2,303	—	—	—	—	30,151	24,260
Noninterest income	244,721	225,841	29,299	14,911	42,451	41,105	207,346	174,877	17,182	14,257
Intersegment noninterest income	108,107	105,581	—	—	—	—	—	—	—	—
Noninterest expense	358,926	331,133	13,052	12,934	35,211	35,573	160,969	138,082	38,452	33,182
Allocated corporate expenses	185,786	158,940	2,722	8,888	5,506	4,165	6,312	7,103	3,950	4,052

Income before income taxes	721,064	661,646	79,689	56,713	2,665	2,573	44,451	31,968	35,601	26,383

Provision for income taxes	240,703	223,342	27,198	19,182	1,021	940	17,508	12,500	15,790	8,675

Segment net income (loss)	$480,361	$438,304	$52,491	$37,531	$1,644	$1,633	$26,943	$19,468	$19,811	$17,708

Identifiable segment assets (period end)	$60,265,726	$54,015,364	$15,925,077	$13,628,857	$217,337	$208,432	$2,306,790	$1,996,451	$3,446,728	$2,700,243

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Intersegment Eliminations		Total Segments

	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

	(Dollars in thousands)

Net interest income (expense)	$1,992	$2,337	$(54,780)	$(433)	$44,136	$60,793	$—	$—	$980,794	$932,728
Net intersegment interest income (expense)	—	—	18,610	17,970	(16,236)	(11,047)	(146,737)	(159,250)	—	—

Total net interest income	1,992	2,337	(36,170)	17,537	27,900	49,746	(146,737)	(159,250)	980,794	932,728

Economic provision for loan and lease losses	—	—	—	—	1,406	12,236	—	—	89,965	97,831
Noninterest income	88,867	86,022	17,932	18,388	14,711	34,611	—	—	662,509	610,012
Intersegment noninterest income	—	—	—	—	—	—	(108,107)	(105,581)	—	—
Noninterest expense	79,216	75,243	2,072	1,574	18,644	23,247	—	—	706,542	650,968
Allocated corporate expenses	2,673	3,600	1,554	69	1,865	5,367	—	—	210,368	192,184

Income before income taxes	8,970	9,516	(21,864)	34,282	20,696	43,507	(254,844)	(264,831)	636,428	601,757

Provision for income taxes	3,465	3,739	(5,249)	6,109	5,346	11,372	(87,359)	(87,156)	218,423	198,703

Segment net income (loss)	$5,505	$5,777	$(16,615)	$28,173	$15,350	$32,135	$(167,485)	$(177,675)	$418,005	$403,054

Identifiable segment assets (period end)	$1,703,704	$1,335,921	$21,660,180	$20,298,337	$6,188,914	$5,935,629	$—	$—	$111,714,456	$100,119,234

(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure

.

BB&T Corporation           Page 23          Second Quarter 2006 10-Q

BB&T Corporation
Reportable Segments
For the Six Months Ended June 30, 2006 and 2005

			Residential
	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

	(Dollars in thousands)

Net interest income (expense)	$1,332,317	$1,188,695	$428,311	$349,472	$(2,836)	$(1,547)	$7,939	$3,928	$173,196	$143,749
Net intersegment interest income (expense)	565,909	530,930	(294,349)	(218,502)	4,565	3,855	—	—	—	—

Total net interest income	1,898,226	1,719,625	133,962	130,970	1,729	2,308	7,939	3,928	173,196	143,749

Economic provision for loan and lease losses	112,603	117,747	5,274	4,483	—	—	—	—	61,438	47,212
Noninterest income	473,108	420,630	61,905	50,524	84,125	74,995	377,352	323,718	33,555	24,446
Intersegment noninterest income	202,785	189,127	—	—	—	—	—	—	—	—
Noninterest expense	700,530	638,310	25,577	24,530	71,409	61,323	323,306	266,599	74,759	64,243
Allocated corporate expenses	368,909	306,337	5,448	17,784	10,997	7,819	12,536	14,187	7,913	8,573

Income before income taxes	1,392,077	1,266,988	159,568	134,697	3,448	8,161	49,449	46,860	62,641	48,167

Provision for income taxes	455,351	425,708	53,286	45,301	1,389	3,068	19,694	18,412	23,404	15,336

Segment net income	$936,726	$841,280	$106,282	$89,396	$2,059	$5,093	$29,755	$28,448	$39,237	$32,831

Identifiable segment assets (period end)	$60,265,726	$54,015,364	$15,925,077	$13,628,857	$217,337	$208,432	$2,306,790	$1,996,451	$3,446,728	$2,700,243

	Investment Banking
	and Brokerage		Treasury		All Other Segments (1)		Intersegment Eliminations		Total Segments

	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

	(Dollars in thousands)

Net interest income (expense)	$3,325	$4,511	$(97,118)	$19,802	$87,282	$124,015	$—	$—	$1,932,416	$1,832,625
Net intersegment interest income (expense)	—	—	37,705	32,061	(30,535)	(21,272)	(283,295)	(327,072)	—	—

Total net interest income	3,325	4,511	(59,413)	51,863	56,747	102,743	(283,295)	(327,072)	1,932,416	1,832,625

Economic provision for loan and lease losses	—	—	—	—	2,674	17,666	—	—	181,989	187,108
Noninterest income	179,247	157,251	29,867	30,685	38,936	70,793	—	—	1,278,095	1,153,042
Intersegment noninterest income	—	—	—	—	—	—	(202,785)	(189,127)	—	—
Noninterest expense	156,945	138,881	4,532	2,929	36,370	48,126	—	—	1,393,428	1,244,941
Allocated corporate expenses	5,349	7,198	2,940	95	3,833	10,824	—	—	417,925	372,817

Income before income taxes	20,278	15,683	(37,018)	79,524	52,806	96,920	(486,080)	(516,199)	1,217,169	1,180,801

Provision for income taxes	7,947	6,129	(8,019)	15,831	11,284	32,685	(160,892)	(170,862)	403,444	391,608

Segment net income	$12,331	$9,554	$(28,999)	$63,693	$41,522	$64,235	$(325,188)	$(345,337)	$813,725	$789,193

Identifiable segment assets (period end)	$1,703,704	$1,335,921	$21,660,180	$20,298,337	$6,188,914	$5,935,629	$—	$—	$111,714,456	$100,119,234

(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation           Page 24          Second Quarter 2006 10-Q

           The following table presents a reconciliation of segment results to consolidated results:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(Dollars in thousands)		(Dollars in thousands)
Net Interest Income
Net interest income from segments	$980,794	$932,728	$1,932,416	$1,832,625
Other net interest income (1)	163,014	77,068	312,134	149,901
Elimination of management accounting practices (2)	(130,366)	(118,623)	(253,171)	(230,794)
Other, net (3)	(96,673)	(14,208)	(176,558)	(25,584)

Consolidated net interest income	$916,769	$876,965	$1,814,821	$1,726,148

Net income
Net income from segments	$418,005	$403,054	$813,725	$789,193
Other net income (1)	94,958	61,658	182,364	134,519
Elimination of management accounting practices (2)	10,856	(17,084)	19,072	(36,948)
Other, net (3)	(94,719)	(60,823)	(154,548)	(104,575)

Consolidated net income	$429,100	$386,805	$860,613	$782,189

			June 30,	June 30,
			2006	2005

			(Dollars in thousands)
Total Assets
Total assets from segments			$111,714,456	$100,119,234
Other, net (1,3)			4,569,274	5,716,090

Consolidated total assets			$116,283,730	$105,835,324

(1)	Other net interest income (expense), other net income (loss) and other, net include amounts applicable to BB&T’s support functions that are not allocated to the reported segments.
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

NOTE 11. Equity-Based Compensation Plans

          At June 30, 2006, BB&T had options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan (“Omnibus Plan”), the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), and plans assumed from acquired entities, which are described below. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. As of June 30, 2006, the 2004 Plan is the only plan that has shares available for future grants.

BB&T Corporation           Page 25          Second Quarter 2006 10-Q

          BB&T’s 2004 Plan is intended to assist the Corporation in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders. At June 30, 2006 there were 6.8 million non-qualified and qualified stock options at prices ranging from $10.90 to $42.94 and 2.5 million restricted shares and restricted share units outstanding under the 2004 Plan. The options outstanding under the 2004 Plan generally vest ratably over five years and have a ten-year term. The restricted shares and restricted share units generally vest five years from the date of grant. At June 30, 2006, there were 15.5 million shares available for future grants under the 2004 Plan.

          BB&T’s Omnibus Plan was intended to allow BB&T to recruit and retain employees with ability and initiative and to align the employees’ interests with those of BB&T and its shareholders. At June 30, 2006, 7.6 million qualified stock options at prices ranging from $10.73 to $48.01 and 22.3 million non-qualified stock options at prices ranging from $9.52 to $53.10 were outstanding. The stock options generally vest over 3 to 5 years and have a 10-year term.

          The Directors’ Plan was intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. In 2005, the Directors’ Plan was amended and no future grants will be awarded in connection with this Plan. At June 30, 2006, options to purchase 537 thousand shares of common stock at prices ranging from $15.94 to $31.80 were outstanding pursuant to the Directors’ Plan.

          BB&T also has equity-based plans outstanding as the result of assuming the plans of acquired companies. At June 30, 2006, there were 369 thousand stock options outstanding in connection with these plans, with option prices ranging from $16.53 to $29.54.

          BB&T changed its practices regarding equity-based awards in the first quarter of 2006 and began issuing a combination of restricted share units and nonqualified stock options in connection with its incentive plans. Formerly, the Company had issued substantially all of its equity-based awards in the form of stock options.

          BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants awarded in the first six months of 2006 and 2005, respectively:

	For the Six Months
	Ended June 30,

	2006		2005

Assumptions:
Risk-free interest rate	4.6%		4.1%
Dividend yield	3.8		3.5
Volatility factor	16.0		20.0
Weighted average expected life	6.5	yrs	6.5	yrs
Fair value of options per share	$5.58		$6.51

          BB&T determines the assumptions used in the Black-Scholes option pricing model as follows: the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant; the dividend yield is based on the historical dividend yield of BB&T’s stock, adjusted to reflect the expected dividend yield over the expected life of the option; the volatility factor is based on the historical volatility of BB&T’s stock, adjusted to reflect the ways in which current information indicates that the future is reasonably expected to differ from the past; and the weighted-average expected life is based on the historical behavior of employees related to exercises, forfeitures and cancellations.

BB&T Corporation           Page 26          Second Quarter 2006 10-Q

          BB&T measures the fair value of restricted shares based on the price of BB&T’s common stock on the grant date and the fair value of restricted share units based on the price of BB&T’s common stock on the grant date less the present value of expected dividends that are foregone during the vesting period.

          BB&T recorded $10.1 million and $46 thousand in equity-based compensation during the three months ended June 30, 2006 and 2005, respectively, and $36.6 million and $91 thousand during the six months ended June 30, 2006 and 2005, respectively. In connection with this compensation expense, BB&T also recorded $3.9 million and $17 thousand as an income tax benefit during the three months ended June 30, 2006 and 2005, respectively, and $14.0 million and $35 thousand during the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $23.7 million and $21.8 million, respectively. The total fair value of options vested during the six months ended June 30, 2006 was $27.9 million. As of June 30, 2006, there was $120.8 million of unrecognized compensation costs related to BB&T’s equity-based awards that is expected to be recognized over a weighted-average life of 3.8 years.

          The following table details the activity during the first six months of 2006 related to stock options awarded by BB&T:

	For the Six Months Ended
	June 30, 2006

		Wtd. Avg.
		Exercise
	Shares	Price

Outstanding at beginning of period	34,825,984	$34.32
Issued in purchase transactions	636,429	28.64
Granted	4,302,610	39.74
Exercised	(1,683,449)	27.64
Forfeited or expired	(467,232)	36.28

Outstanding at end of period	37,614,342	$35.11

Exercisable at end of period	21,178,490	$33.04

BB&T Corporation           Page 27          Second Quarter 2006 10-Q

           The following tables summarize information about BB&T’s stock option awards as of June 30, 2006:

					Options
	Options Outstanding				Exercisable

		Weighted-				Weighted-
		Average		Weighted-		Average		Weighted-
	Number	Remaining		Average	Number	Remaining		Average
Range of	Outstanding	Contractual		Exercise	Exercisable	Contractual		Exercise
Exercise Prices	6/30/06	Life		Price	6/30/06	Life		Price

$ 0.01 to $ 10.00	16,840	0.5	yrs	$9.52	16,840	0.5	yrs	$9.52
10.01 to 15.00	232,347	2.7		12.71	232,347	2.7		12.71
15.01 to 25.00	3,363,329	3.1		22.50	3,363,329	3.1		22.50
25.01 to 35.00	7,513,939	5.5		31.77	5,530,001	5.1		31.44
35.01 to 45.00	26,394,336	7.5		37.83	11,942,422	6.0		37.05
45.01 to 53.10	93,551	3.7		49.42	93,551	3.7		49.42

	37,614,342	6.6	yrs	$35.11	21,178,490	5.3	yrs	$33.04

Aggregate intrinsic value	$244,626,492				$182,013,249

	Options Expected to Vest

		Weighted-
		Average		Weighted-
	Number	Remaining		Average
Range of	Outstanding	Contractual		Exercise
Exercise Prices	6/30/06	Life		Price

$ 0.01 to $ 10.00	16,840	0.5	yrs	$9.52
10.01 to 15.00	232,347	2.7		12.71
15.01 to 25.00	3,363,329	3.1		22.50
25.01 to 35.00	7,195,097	5.4		31.73
35.01 to 45.00	23,711,175	7.3		37.76
45.01 to 53.10	93,551	3.7		49.42

	34,612,339	6.5	yrs	$34.87

Aggregate intrinsic value	$233,516,183

BB&T Corporation           Page 28          Second Quarter 2006 10-Q

           The following table details the activity during the first six months of 2006 related to restricted shares and restricted share units awarded by BB&T:

	For the Six Months Ended
	June 30, 2006

		Wtd. Avg.
		Grant Date
	Shares	Fair Value

Nonvested at beginning of period	263,001	$40.27
Granted	2,261,718	31.19
Vested	(8,373)	30.05
Forfeited	(51,107)	32.22

Nonvested at end of period	2,465,239	$32.14

           At June 30, 2006, BB&T’s restricted shares and restricted share units had a weighted-average life of 4.6 years. At June 30, 2006, management estimates that 2,047,012 restricted shares and restricted share units will vest over a weighted-average life of 4.6 years.

NOTE 12. Loan Servicing

           BB&T has two classes of mortgage servicing rights for which it separately manages the economic risks: residential and commercial. Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. Commercial mortgage servicing rights were $24.2 million and $20.1 million at June 30, 2006 and December 31, 2005, respectively. Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income on the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to change in valuation inputs and assumptions, of its residential mortgage servicing rights. The following is an analysis of BB&T’s residential mortgage servicing rights:

Residential
Mortgage Servicing Rights
For the period ended
June 30, 2006
(Dollars in thousands)

Carrying value, January 1,	$431,213
Additions	44,574
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	61,272
Other changes (1)	(37,353)

Carrying value, June 30,	$499,706

(1)	Represents economic amortization associated with the collection and realization of expected net servicing cash flows, expected borrower payments and the passage of time.

BB&T Corporation           Page 29          Second Quarter 2006 10-Q

          The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $42.7 billion and $41.1 billion at June 30, 2006 and December 31, 2005, respectively. The unpaid principal balances of residential mortgage loans serviced for others is comprised primarily of agency conforming fixed-rate mortgage loans and totaled $26.3 billion and $25.8 billion at June 30, 2006 and December 31, 2005, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. BB&T recognized servicing fees of $49.9 million and $47.0 million during the first six months of 2006 and 2005, respectively, as a component of mortgage banking income.

          During the first six months of 2006 and 2005, BB&T sold residential mortgage loans with unpaid principal balances of $2.4 billion and $2.3 billion, respectively. The pretax gains recognized during the first six months of 2006 and 2005 were $13.1 million and $18.3 million, respectively, which were recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees. At June 30, 2006 and December 31, 2005, the approximate weighted average servicing fee was .35% of the outstanding balance of residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.86% and 5.83% at June 30, 2006 and December 31, 2005, respectively.

          At June 30, 2006, BB&T had $244.5 million of residential mortgage loans sold with limited recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $74.8 million on these mortgage loans.

          BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds, net charge-off experience and discount rates commensurate with the risks involved and are comparable to assumptions used by other market participants to value servicing rights available for sale in the market. At June 30, 2006 the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

BB&T Corporation           Page 30          Second Quarter 2006 10-Q

	Residential
	Mortgage Servicing Rights
	June 30, 2006
	(Dollars in thousands)

Fair Value of Residential Mortgage Servicing Rights	$499,706

Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	97.8%
Adjustable-rate mortgage loans	2.2
Total	100.0

Weighted Average Life	8.5	yrs

Prepayment Speed	9.6%
Effect on fair value of a 10% increase	$(19,185)
Effect on fair value of a 20% increase	(37,022)

Expected Credit Losses	.02%
Effect on fair value of a 10% increase	$(367)
Effect on fair value of a 20% increase	(734)

Weighted Average Discount Rate	9.79%
Effect on fair value of a 10% increase	$(16,649)
Effect on fair value of a 20% increase	(32,348)

           The sensitivity calculations above are hypothetical and should not be viewed as predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the effect of the change.

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

BB&T Corporation           Page 31          Second Quarter 2006 10-Q

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

Critical Accounting Policies

          The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses and reserve for unfunded lending commitments, valuation of mortgage servicing rights, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles are discussed in detail in Note 1 of the “Notes to Consolidated Financial Statements” in BB&T’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

BB&T Corporation           Page 32          Second Quarter 2006 10-Q

          The following is a summary of BB&T’s critical accounting policies that are highly dependent on estimates, assumptions and judgments. These critical accounting policies are reviewed with BB&T’s Audit Committee on a periodic basis.

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

   Valuation of Mortgage Servicing Rights

          BB&T has a significant mortgage loan servicing portfolio and related mortgage servicing rights. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans acquired or originated by BB&T. The methodology used to determine the fair value of mortgage servicing rights is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. The value of mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. BB&T has two classes of mortgage servicing rights for which it separately manages the economic risks: residential and commercial. Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income each period. Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to, and over the estimated period that, net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections.

BB&T Corporation           Page 33          Second Quarter 2006 10-Q

   Intangible Assets

          BB&T’s growth in business, profitability and market share over the past several years has been enhanced significantly by mergers and acquisitions. BB&T’s mergers and acquisitions are accounted for using the purchase method of accounting. Under the purchase method, BB&T is required to record the assets acquired, including identified intangible assets and liabilities assumed at their fair value, which often involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. The amortization of identified intangible assets is based upon the estimated economic benefits to be received, which is also subjective. These estimates also include the establishment of various accruals and allowances based on planned facility dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. The major assumptions used in the impairment testing process include the estimated future cash flows of each business unit and discount rates. Discount rates are unique to each business unit and are based upon the cost of capital specific to the industry in which the business unit operates.

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

Back to Index

EXECUTIVE SUMMARY

          BB&T’s total assets at June 30, 2006 were $116.3 billion, an increase of $7.1 billion, or 6.5%, from December 31, 2005. The asset category that experienced the largest increase was loans and leases, including loans held for sale, which grew $5.3 billion, or 7.0%, during the first half of 2006.

BB&T Corporation           Page 34          Second Quarter 2006 10-Q

          Total deposits at June 30, 2006, were $78.5 billion, an increase of $4.2 billion, or 5.7%, from December 31, 2005. Long-term debt increased $2.1 billion, or 15.8%, and shorter-term borrowings increased $235.4 million, or 3.6%, during the first six months of 2006. Total shareholders’ equity increased $35.0 million since December 31, 2005.

          Consolidated net income for the second quarter of 2006 totaled $429.1 million, an increase of 10.9% compared to $386.8 million earned during the second quarter of 2005. On a diluted per share basis, earnings for the three months ended June 30, 2006 were $.79, compared to $.70 for the same period in 2005, an increase of 12.9%. Net income for the second quarter of 2005 included a one-time, non-cash, after tax adjustment related to property and equipment leases, which totaled $26.6 million, or $.05 per diluted share. BB&T’s results of operations for the second quarter of 2006 produced an annualized return on average assets of 1.53% and an annualized return on average shareholders’ equity of 15.34% compared to prior year ratios of 1.50% and 14.04%, respectively.

          Consolidated net income for the first six months of 2006 totaled $860.6 million, an increase of 10.0% compared to $782.2 million earned during the same period in 2005. On a diluted per share basis, earnings for the first six months of 2006 and 2005 were $1.59 and $1.42, respectively, which represents an increase of 12.0%. BB&T’s results of operations for the first six months of 2006 produced an annualized return on average assets of 1.57% and an annualized return on average shareholders’ equity of 15.53% compared to prior year ratios of 1.55% and 14.37%, respectively.

          Results during the second quarter of 2006 reflect further improvements in several key drivers of BB&T’s profitability. Among these were strong combined loan and deposit growth, solid growth in noninterest income and continued excellent asset quality. BB&T’s net interest margin declined six basis points during the second quarter as a result of the flat yield curve environment and management’s decision to more aggressively pursue retail deposits, which resulted in higher funding costs.

           On June 1, 2006, BB&T completed its merger with Main Street Banks, Inc. (“Main Street”). Main Street had total assets of $2.3 billion, total loans of $1.8 billion and total deposits of $1.7 billion which contributed to the increases in these categories.

          On August 1, 2006, BB&T completed its merger with First Citizens Bancorp (“First Citizens”), a bank holding company headquartered in Cleveland, Tennessee. First Citizens has approximately $700 million in assets and operates 19 full-service banking centers.

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the second quarter of 2006 are further discussed in the following sections.

Back to Index

BB&T Corporation           Page 35          Second Quarter 2006 10-Q

ANALYSIS OF FINANCIAL CONDITION

Securities

          Securities available for sale totaled $20.1 billion at June 30, 2006, an increase of $308.0 million, or 1.6%, compared with December 31, 2005. Securities available for sale had net unrealized losses, net of deferred income taxes, of $535.1 million and $337.6 million at June 30, 2006 and December 31, 2005, respectively. Trading securities totaled $918.6 million, up $212.1 million, or 30.0%, compared to the balance at December 31, 2005. BB&T’s trading portfolio can fluctuate significantly from period to period based on market conditions, which affect the timing of purchases and sales of securities classified as trading.

          Average total securities for the first six months of 2006 totaled $21.0 billion, an increase of $905.2 million, or 4.5%, compared to the average balance during the first six months of 2005. Average total securities for the second quarter of 2006 amounted to $21.1 billion, an increase of $467.6 million, or 2.3%, compared to the average balance during the second quarter of 2005. The increase in securities was the result of a combination of factors, including the purchase of securities in 2005 to offset variances in projected loan growth and the securitization of approximately $210 million in mortgage loans in the fourth quarter of 2005 that were held in BB&T’s loan portfolio and subsequently transferred to the securities portfolio.

          The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the second quarter of 2006 was 4.33%, which represents an increase of 20 basis points compared to the annualized yield earned during the second quarter of 2005. For the first six months, the annualized FTE yield was 4.36%, which represents a 26 basis point increase compared to the annualized yield earned during the same period of 2005. The fluctuations in the annualized FTE yield on the average securities portfolio were primarily the result of changes in the overall composition of the securities portfolio with a higher percentage of higher-yielding mortgage-backed securities and the replacement of certain lower-yielding securities.

          On June 30, 2006, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of June 30, 2006, the unrealized losses on these securities totaled $779.4 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than the credit quality of the issuers. At June 30, 2006, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized other-than-temporary impairment in connection with these securities.

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending and mortgage lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the second quarter of 2006, average total loans were $78.0 billion, an increase of $7.6 billion, or 10.8%, compared to the same period in 2005. For the first six months of 2006, average total loans were $76.7 billion, an increase of $7.2 billion, or 10.4%, compared to the same period in 2005.

BB&T Corporation           Page 36          Second Quarter 2006 10-Q

          The following tables present the composition of average loans and leases for the second quarter and the six months ended June 30, 2006 and 2005:

	Table 1
	Composition of Average Loans and Leases

	For the Three Months Ended
	June 30, 2006		June 30, 2005

	Balance	% of total	Balance	% of total

	(Dollars in thousands)

Commercial loans and leases	$38,187,877	48.9%	$34,547,569	49.2%
Direct retail loans	14,707,176	18.9	13,923,123	19.7
Sales finance loans	5,242,132	6.7	5,122,957	7.3
Revolving credit loans	1,308,461	1.7	1,248,176	1.8

Consumer loans	21,257,769	27.3	20,294,256	28.8

Mortgage loans	15,348,385	19.7	13,052,966	18.5
Specialized lending loans	3,183,885	4.1	2,490,899	3.5

Total average loans and leases	$77,977,916	100.0%	$70,385,690	100.0%

	For the Six Months Ended
	June 30, 2006		June 30, 2005

	Balance	% of total	Balance	% of total

	(Dollars in thousands)

Commercial loans and leases	$37,546,348	48.9%	$34,162,337	49.1%
Direct retail loans	14,603,305	19.1	13,789,011	19.8
Sales finance loans	5,229,107	6.8	5,114,471	7.4
Revolving credit loans	1,312,626	1.7	1,250,225	1.8

Consumer loans	21,145,038	27.6	20,153,707	29.0

Mortgage loans	15,008,368	19.6	12,765,730	18.4
Specialized lending loans	3,017,532	3.9	2,405,133	3.5

Total average loans and leases	$76,717,286	100.0%	$69,486,907	100.0%

          The slight fluctuation in the mix of the loan portfolio during the second quarter and the first six months of 2006 compared to the same periods of 2005 was primarily due to increased growth in the mortgage portfolio, which grew at a faster pace than the consumer portfolio. The slower growth in the consumer portfolio was the result of decreased demand for home equity loans due to the increase in the prime rate, which is the primary index for most home equity loans. In addition, growth in the sales finance component of the consumer portfolio has slowed due to lower sales of automobiles, which are the primary source of loans for BB&T’s sales finance operations.

BB&T Corporation           Page 37          Second Quarter 2006 10-Q

          The annualized FTE yields on commercial, consumer, mortgage and specialized lending subsidiary loans for the first six months of 2006 were 7.57%, 7.05%, 5.58%, and 15.13%, respectively, resulting in an annualized yield on the total loan portfolio of 7.33%. This reflects an increase of 97 basis points in the annualized yield on the total loan portfolio during the first six months of 2006 in comparison to 2005. The annualized FTE yield for the total loan portfolio for the second quarter of 2006 was 7.47% compared to 6.47% in the second quarter of 2005. These increases in the FTE yield on the loan portfolio were primarily the result of an increase in yield on commercial loans; as variable-rate loans were repriced and fixed-rate loans with lower-yields matured and were replaced with higher-yielding loans and leases. Starting in the second half of 2004, the Federal Reserve Board began to steadily increase the intended Federal funds rate in response to an increase in economic activity and concerns about inflation. As a result, the prime rate, which is the basis for pricing many commercial and consumer loans, increased to 8.25% at June 30, 2006, compared to 6.25% at June 30, 2005. Therefore, as loans gradually reprice at higher rates or mature and are replaced with higher-yielding loans, the annualized yield of the loan portfolio is expected to increase. Evidence of this trend is visible from the changes in the interest yield for the first six months, which improved from 6.36% in 2005 to 7.33% during the same period of 2006. The rise in short-term interest rates, however, was not matched by a similar rise in long-term interest rates. Therefore, mortgage rates, which are influenced by long-term interest rates in the marketplace, increased at a slower pace than other categories of loans compared to last year.

Other Interest Earning Assets

          Federal funds sold and securities purchased under resale agreements totaled $365.3 million at June 30, 2006, an increase of $79.0 million, or 27.6%, compared to December 31, 2005. Interest-bearing deposits with banks increased $151.3 million, or 36.9%, compared to year-end 2005. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest earning assets was 4.02% for the first six months of 2006, compared to 2.86% for the same period in 2005. For the second quarter of 2006, the average yield on other interest-earning assets was 4.23%, up from 3.16% in the same period last year. These higher yields were the result of the increase in the Federal funds target rate as previously discussed.

Goodwill and Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $1.1 billion from December 31, 2005 to June 30, 2006. The increase was due primarily to an increase in goodwill of $474.3 million, which resulted from the acquisition of Main Street and certain contingent payments related to prior acquisitions. In addition, residential mortgage servicing rights increased $68.5 million and the cash surrender value of bank-owned life insurance increased $108.6 million, including $60.4 million related to the acquisition of Main Street, compared to December 31, 2005.

BB&T Corporation           Page 38          Second Quarter 2006 10-Q

Deposits

          Client deposits generated through the BB&T branch network are the largest source of funds used to support asset growth. Deposits totaled $78.5 billion at June 30, 2006, an increase of $4.2 billion, or 5.7%, from December 31, 2005. Average deposits for the first six months of 2006 increased $6.8 billion, or 10.0%, to $74.9 billion compared to the first six months of 2005. The categories of deposits with the highest average rates of growth were other interest-bearing deposits, which increased $1.5 billion, or 22.4%; client certificates of deposit, which increased $3.3 billion, or 19.2%; and interest checking, which increased $319.2 million, or 18.3%. In addition, noninterest-bearing deposits increased $510.1 million, or 4.1%; and other client deposits, which include money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits, increased $1.1 billion, or 3.7%, for the first six months of 2006 compared to the same period in 2005. Average deposits for the second quarter of 2006 increased $6.7 billion, or 9.7%, compared to the same period in 2005. The increase in the second quarter of 2006 compared to 2005 was led by a $4.2 billion, or 24.2% increase in client certificates of deposit. The recent increases in the growth rates of client certificates of deposit were primarily due to a decision by management to more aggressively pursue these types of funding sources to provide for strong loan growth and to fuel organic growth initiatives.

          The following tables present the composition of average deposits for the second quarter and the six months ended June 30, 2006 and 2005:

	Table 2
	Composition of Average Deposits

	For the Three Months Ended
	June 30, 2006		June 30, 2005

	Balance	% of total	Balance	% of total

	(Dollars in thousands)

Noninterest-bearing deposits	$13,179,022	17.5%	$12,771,153	18.4%
Interest checking	2,225,377	2.9	1,834,619	2.7
Other client deposits	30,848,811	40.8	29,558,096	42.9
Client certificates of deposit	21,629,456	28.6	17,414,006	25.3
Other interest-bearing deposits	7,742,838	10.2	7,364,178	10.7

Total average deposits	$75,625,504	100.0%	$68,942,052	100.0%

BB&T Corporation           Page 39          Second Quarter 2006 10-Q

	For the Six Months Ended
	June 30, 2006		June 30, 2005

	Balance	% of total	Balance	% of total

	(Dollars in thousands)

Noninterest-bearing deposits	$13,016,386	17.3%	$12,506,333	18.3%
Interest checking	2,066,357	2.8	1,747,115	2.6
Other client deposits	30,768,442	41.1	29,676,723	43.6
Client certificates of deposit	20,767,822	27.7	17,427,113	25.6
Other interest-bearing deposits	8,297,372	11.1	6,778,995	9.9

Total average deposits	$74,916,379	100.0%	$68,136,279	100.0%

          The change in deposit mix is primarily due to a shift from lower yielding products, such as noninterest-bearing accounts and money rate savings accounts, to higher yielding certificates of deposit as clients began to show a preference for these items due to the higher rate environment. This also reflects management’s decision to more aggressively pursue retail deposits through BB&T’s branch delivery network, which reduces the Corporation’s reliance on other interest-bearing deposits, which consists of negotiable certificates of deposit and Eurodollar deposits. While average other interest-bearing deposits was up 22.4% for the first six months of 2006 compared to the same period for 2005, the balance at June 30, 2006 was down $1.8 billion, or 19.9%, compared to the balance at December 31, 2005.

          For the first six months of 2006, the annualized average rate paid on total interest-bearing deposits was 3.05%, an increase of 116 basis points compared to the first six months of 2005. For the second quarter of 2006, the annualized average rate paid on total interest-bearing deposits was 3.19% compared to 1.99% in the same period last year. These increases in the average rate paid on interest-bearing deposits resulted primarily from the higher interest rate environment that existed during the first half of 2006 compared to 2005, competition in the pricing of deposit products and a shift in the deposit mix to higher yield products.

Borrowings

          While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses shorter-term borrowings as a supplementary funding source for loan growth. Shorter-term borrowings utilized by BB&T include federal funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, short-term bank notes, and short-term Federal Home Loan Bank (“FHLB”) advances. At June 30, 2006, shorter-term borrowings totaled $6.8 billion, an increase of $235.4 million, or 3.6%, compared to December 31, 2005. For the second quarter of 2006, average shorter-term borrowed funds were $7.5 billion, a decrease of $711.0 million, or 8.7%, compared to the same period of 2005. For the six months ended June 30, 2006, average shorter-term borrowed funds decreased $556.8 million, or 7.3%, from the comparable period in 2005. The decrease in these funds was primarily due to the growth in deposits, which was able to provide for loan growth during the first half of 2006.

BB&T Corporation           Page 40          Second Quarter 2006 10-Q

          The average annualized rate paid on shorter-term borrowed funds was 4.14% for the first six months of 2006, an increase of 148 basis points from the average rate of 2.66% paid in the comparable period of 2005. For the second quarter of 2006, the average rate paid on shorter-term borrowings was 4.30% compared to 2.86% during the second quarter of 2005. The higher rates paid on shorter-term borrowed funds mirror the increases in the Federal funds rate over the same time periods.

          BB&T also utilizes long-term debt for a variety of funding needs, including the repurchase of common stock, and, to a lesser extent, regulatory capital. Long-term debt consists primarily of FHLB advances to BB&T’s banking subsidiaries and corporate subordinated notes. Long-term debt totaled $15.2 billion at June 30, 2006, an increase of $2.1 billion from the balance at December 31, 2005. The primary reason for the increase was the issuance of $600 million in capital securities, $500 million in medium term bank notes and a $1.0 billion FHLB advance. The acquisition of Main Street also added $117.2 million in long-term debt at June 30, 2006. The issuance of the floating rate medium term bank notes and the FHLB advance was to better stratify debt maturities among short, medium and long term. The proceeds from the issuance of the capital ecurities was used primarily to repurchase shares under BB&T’s share repurchase program.

          The average annualized rate paid on long-term debt for the second quarter of 2006 was 5.04%, an increase of 97 basis points compared to the second quarter of 2005. For the first six months of 2006, the average rate paid on long-term debt was 4.91% compared to 4.00% during the same period in 2005. These increases in the cost of long-term funds resulted because most of BB&T’s long-term borrowings were either issued as floating rate instruments or BB&T elected to swap their long-term fixed rates to floating.

Asset Quality

          BB&T’s credit quality remains outstanding. Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $319.4 million at June 30, 2006, compared to $300.1 million at December 31, 2005. As a percentage of loans and leases plus foreclosed property, nonperforming assets were .40% at June 30, 2006 and December 31, 2005. Loans 90 days or more past due and still accruing interest totaled $90.7 million at June 30, 2006, compared to $103.4 million at year-end 2005. The addition of the portfolios from the Main Street acquisition increased nonperforming assets and loans 90 days or more past due and still accruing interest $26.8 million and $12.5 million, respectively.

          BB&T’s net charge-offs totaled $45.3 million for the second quarter and amounted to .23% of average loans and leases, on an annualized basis, compared to $44.6 million, or .25% of average loans and leases, on an annualized basis, in the corresponding period in 2005. For the six months ended June 30, 2006 and 2005, net charge-offs totaled $93.0 million and $91.4 million, respectively, and represented .24% and .27%, respectively, of average loans and leases on an annualized basis.

          The allowance for credit losses, which totaled $870.9 million and $829.8 million at June 30, 2006 and December 31, 2005, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses totaled $869.9 million at June 30, 2006, compared to $825.3 million at December 31, 2005. This amounted to 1.08% of loans and leases outstanding at June 30, 2006, compared to 1.10% at year-end 2005.

BB&T Corporation           Page 41          Second Quarter 2006 10-Q

          Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

BB&T Corporation           Page 42          Second Quarter 2006 10-Q

Table 3
Asset Quality Analysis

	For the Three Months Ended

	6/30/06	3/31/06	12/31/05	9/30/05	6/30/05

	(Dollars in thousands)

Allowance For Credit Losses
Beginning balance	$833,432	$829,770	$830,344	$827,325	$822,464
Allowance for acquired (sold) loans, net	25,043	3,731	(970)	—	—
Provision for credit losses	57,732	47,571	69,329	57,465	49,424
Charge-offs
Commercial loans and leases	(7,025)	(5,407)	(20,584)	(7,440)	(11,818)
Direct retail loans	(11,638)	(10,597)	(10,293)	(20,558)	(8,148)
Sales finance loans	(5,304)	(5,610)	(8,617)	(6,874)	(3,881)
Revolving credit loans	(10,435)	(11,337)	(15,994)	(13,179)	(12,552)
Mortgage loans	(1,238)	(2,095)	(1,347)	(1,502)	(1,728)
Specialized lending	(26,306)	(27,226)	(26,923)	(23,190)	(22,885)

Total charge-offs	(61,946)	(62,272)	(83,758)	(72,743)	(61,012)

Recoveries
Commercial loans and leases	5,392	3,203	4,550	4,822	4,291
Direct retail loans	3,012	3,065	2,653	5,214	2,159
Sales finance loans	1,732	1,739	1,866	2,145	2,404
Revolving credit loans	2,974	2,743	2,841	2,740	2,737
Mortgage loans	84	144	162	340	39
Specialized lending	3,422	3,738	2,753	3,036	4,819

Total recoveries	16,616	14,632	14,825	18,297	16,449
Net charge-offs	(45,330)	(47,640)	(68,933)	(54,446)	(44,563)

Ending balance	$870,877	$833,432	$829,770	$830,344	$827,325

Nonperforming Assets
Nonaccrual loans and leases
Commercial loans and leases	$125,950	$109,838	$103,804	$107,121	$110,662
Direct retail loans	39,470	42,156	40,916	39,334	37,640
Sales finance loans	2,502	3,064	4,640	9,864	9,908
Revolving credit loans	222	177	233	304	348
Mortgage loans	46,705	49,643	48,126	48,301	49,163
Specialized lending	24,154	26,508	31,160	25,648	22,033

Total nonaccrual loans and leases	239,003	231,386	228,879	230,572	229,754

Foreclosed real estate	55,623	41,341	48,315	51,504	62,036
Other foreclosed property	24,304	22,895	22,420	21,692	16,550
Restructured loans	494	507	515	523	531

Total nonperforming assets	$319,424	$296,129	$300,129	$304,291	$308,871

Loans 90 days or more past due
and still accruing
Commercial loans and leases	$18,510	$5,727	$10,413	$5,948	$6,040
Direct retail loans	16,536	17,686	20,814	18,197	14,718
Sales finance loans	12,318	18,347	21,585	16,246	16,015
Revolving credit loans	5,456	4,172	4,713	4,840	3,886
Mortgage loans	32,221	28,251	38,828	33,385	33,494
Specialized lending	5,675	5,050	7,092	5,999	5,164

Total loans 90 days or more past due
and still accruing	$90,716	$79,233	$103,445	$84,615	$79,317

BB&T Corporation           Page 43          Second Quarter 2006 10-Q

Asset Quality Ratios

	For the Three Months Ended

	6/30/06		3/31/06		12/31/05		9/30/05		6/30/05

Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases	.11%		.10%		.14%		.11%		.11%
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases	.30		.30		.31		.31		.32
Total nonperforming assets as a percentage of:
Total assets	.27		.27		.27		.28		.29
Loans and leases plus foreclosed property	.40		.39		.40		.41		.43
Net charge-offs as a percentage of
average loans and leases	.23		.26		.37		.30		.25
Allowance for loan and lease losses as a
percentage of loans and leases	1.08		1.09		1.10		1.11		1.13
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.09		1.10		1.11		1.12		1.14
Ratio of allowance for loan and lease losses to:
Net charge-offs	4.78	x	4.31	x	3.02	x	3.79	x	4.53	x
Nonaccrual and restructured loans and leases	3.63		3.59		3.60		3.54		3.51

Note: All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the second quarter of 2006 totaled $429.1 million, an increase of $42.3 million, or 10.9%, compared to $386.8 million earned during the second quarter of 2005. On a diluted per share basis, earnings for the three months ended June 30, 2006 were $.79, an increase of 12.9% compared to $.70 for the same period in 2005. Net income for the second quarter of 2005 included a one-time, non-cash adjustment related to property and equipment leases, which totaled $26.6 million after-tax, or $.05 per diluted share. BB&T’s results of operations for the second quarter of 2006 produced an annualized return on average assets of 1.53% and an annualized return on average shareholders’ equity of 15.34%, compared to prior year ratios of 1.50% and 14.04%, respectively.

          Consolidated net income for the first six months of 2006 totaled $860.6 million, an increase of 10.0%, compared to $782.2 million earned during the same period of 2005. On a diluted per share basis, earnings for the first six months of 2006 and 2005 were $1.59 and $1.42, respectively, which represents an increase of 12.0%. BB&T’s results of operations for the first six months of 2006 produced an annualized return on average assets of 1.57% and an annualized return on average shareholders’ equity of 15.53% compared to prior year ratios of 1.55% and 14.37%, respectively.

BB&T Corporation           Page 44          Second Quarter 2006 10-Q

           The following table sets forth selected financial ratios for the last five calendar quarters:

Table 4
Annualized
Profitability Measures

	2006		2005

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Return on average assets	1.53%	1.60%	1.58%	1.65%	1.50%
Return on average shareholders' equity	15.34	15.72	15.32	15.69	14.04
Net interest margin (taxable equivalent)	3.76	3.82	3.82	3.88	3.92

   Merger-Related and Restructuring Activities

          Mergers and acquisitions have played an important role in the development of BB&T’s franchise. BB&T has been an active acquirer of financial institutions, insurance agencies and other nonbank fee income producing businesses for many years. BB&T recorded certain merger-related items and restructuring costs during both 2006 and 2005. During the second quarter of 2006, BB&T recorded $1.0 million in net after-tax charges primarily due to the acquisition of Main Street. During the second quarter of 2005, BB&T recorded $249 thousand in net after-tax merger-related credits or gains primarily associated with sale of duplicate facilities and the finalization of severance and other personnel-related liabilities associated with recent acquisitions. The above charges and credits are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expense.

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

BB&T Corporation           Page 45          Second Quarter 2006 10-Q

Table 5-1
Summary of Merger-Related and Restructuring Charges (Gains)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2006	2005	2006	2005

	(Dollars in thousands)
Severance and personnel-related items	$203	$(111)	$212	$(1,398)
Occupancy and equipment	(326)	(541)	(3,334)	(1,754)
Systems conversions and related items	766	—	766	3
Marketing and public relations	628	—	628	—
Other merger-related items	360	248	383	188

Total	$1,631	$(404)	$(1,345)	$(2,961)

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

          In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance and other personnel costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with an acquisition. The following table presents a summary of activity with respect to BB&T’s merger and restructuring accruals. This table includes costs reflected as expenses, as presented in the table above, and accruals recorded through purchase accounting adjustments.

BB&T Corporation           Page 46          Second Quarter 2006 10-Q

	Table 5-2

	Merger Accrual Activity

	(Dollars in thousands)

			Merger-related
	Balance		and			Balance
	January 1,	Accrued at	restructuring			June 30,
	2006	acquisition	charges (gains)	Utilized	Other, net	2006

Severance and personnel-related items	$6,011	$15,965	$212	$(9,220)	$(76)	$12,892
Occupancy and equipment	7,606	325	(3,334)	(534)	—	4,063
Systems conversions and related items	—	944	766	(766)	—	944
Other merger-related items	2,924	3	1,011	(1,394)	123	2,667

Total	$16,541	$17,237	$(1,345)	$(11,914)	$47	$20,566

          The remaining accruals at June 30, 2006 are related primarily to costs associated with severance payments to certain executive officers and costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future because they relate to specific contracts or legal obligations that expire in later years, or they relate to the disposal of duplicate facilities and equipment, which may take longer to complete.

          The liabilities for severance and personnel-related costs relate to severance liabilities that will be paid out based on such factors as expected termination dates, the provisions of employment contracts and the terms of BB&T’s severance plans. The remaining occupancy and equipment accruals relate to costs to exit certain leases and to dispose of excess facilities and equipment. The remaining liabilities for systems conversions and related items relate to expenses necessary to convert and combine the acquired branches and operations of merged companies. Such liabilities will be utilized upon termination of the various leases, sale of duplicate property, and conversion of systems and operations. The other merger-related liabilities relate to litigation and other similar charges.

          In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2006 are expected to be utilized during 2006, unless they relate to specific contracts that expire in later years.

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $938.6 million for the second quarter of 2006 compared to $897.5 million for the same period in 2005, an increase of $41.1 million, or 4.6%. For the quarter ended June 30, 2006, average earning assets increased $8.4 billion, or 9.1%, compared to the same period of 2005, while average interest-bearing liabilities increased $7.8 billion, or 10.3%, and the net interest margin decreased from 3.92% in the second quarter of 2005 to 3.76% in the current quarter. The decrease in the net interest margin was caused by a combination of factors. The flattening of the yield curve in recent quarters and management’s decision to more aggressively pursue retail deposits to fund loan growth has resulted in an increase in funding costs that has outpaced the rise in yields on earning assets. In addition, the margin was negatively affected by the additional interest expense incurred in connection with BB&T’s stock repurchase program.

BB&T Corporation           Page 47          Second Quarter 2006 10-Q

          For the first six months of 2006, net interest income on an FTE basis was $1.9 billion, an increase of $91.2 million compared to $1.8 billion earned during the same period in 2005. Average earning assets for the first six months of 2006 were $98.6 billion, an increase of 9.3% compared to the prior year average of $90.2 billion, while average interest-bearing liabilities increased $7.7 billion, or 10.3%, compared to the first six months of 2005. The net interest margin for the first six months of 2006 was 3.79%, a decrease of 15 basis points compared to 3.94% during the first half of 2005. The decline in the net interest margin for the first six months of 2006 was largely due to the same factors that caused the decline during the second quarter as described above.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the second quarter and the first six months of 2006 compared to the same periods in 2005, and the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation           Page 48          Second Quarter 2006 10-Q

Table 6
FTE Net Interest Income and Rate / Volume Analysis
For the Three Months Ended June 30, 2006 and 2005

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

	2006	2005	2006	2005	2006	2005	(Decrease)	Rate	Volume

	(Dollars in thousands)
Assets
Securities, at amortized cost (1):
U.S. Treasury securities	$125,861	$122,198	3.19%	3.11%	$1,002	$946	$56	$25	$31
U.S. government-sponsored entity securities (6)	11,927,818	12,494,014	3.96	3.76	118,091	117,471	620	6,058	(5,438)
Mortgage-backed securities	6,578,734	6,061,368	4.83	4.72	79,519	71,529	7,990	1,693	6,297
States and political subdivisions	615,673	707,548	6.84	6.66	10,530	11,784	(1,254)	306	(1,560)
Other securities	966,771	650,075	5.25	4.87	12,684	7,917	4,767	657	4,110
Trading securities	866,400	578,477	2.94	2.05	6,378	2,966	3,412	1,581	1,831

Total securities (5)	21,081,257	20,613,680	4.33	4.13	228,204	212,613	15,591	10,320	5,271
Other earning assets (2)	968,783	657,433	4.23	3.16	10,222	5,186	5,036	2,100	2,936
Loans and leases, net
of unearned income (1)(3)(4)(5)	77,977,916	70,385,690	7.47	6.47	1,452,022	1,135,417	316,605	186,357	130,248

Total earning assets	100,027,956	91,656,803	6.77	5.92	1,690,448	1,353,216	337,232	198,777	138,455

Non-earning assets	12,355,044	12,006,877

Total assets	$112,383,000	$103,663,680

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,225,377	$1,834,619	1.77	0.68	9,811	3,094	6,717	5,930	787
Other client deposits	30,848,811	29,558,096	2.29	1.37	175,973	100,920	75,053	70,464	4,589
Client certificates of deposit	21,629,456	17,414,006	3.99	2.73	214,986	118,477	96,509	63,261	33,248
Other interest-bearing deposits	7,742,838	7,364,178	5.00	3.09	96,468	56,792	39,676	36,620	3,056

Total interest-bearing deposits	62,446,482	56,170,899	3.19	1.99	497,238	279,283	217,955	176,275	41,680
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	7,507,314	8,218,309	4.30	2.86	80,560	58,546	22,014	27,458	(5,444)
Long-term debt	13,825,503	11,599,714	5.04	4.07	174,048	117,890	56,158	31,172	24,986

Total interest-bearing liabilities	83,779,299	75,988,922	3.60	2.40	751,846	455,719	296,127	234,905	61,222

Noninterest-bearing deposits	13,179,022	12,771,153
Other liabilities	4,203,182	3,853,516
Shareholders' equity	11,221,497	11,050,089

Total liabilities and
shareholders' equity	$112,383,000	$103,663,680

Average interest rate spread			3.17	3.52
Net interest margin			3.76%	3.92%	$938,602	$897,497	$41,105	$(36,128)	$77,233

Taxable equivalent adjustment					$21,833	$20,532

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Includes stock issued by the FHLB of Atlanta.

BB&T Corporation           Page 49          Second Quarter 2006 10-Q

Table 6
FTE Net Interest Income and Rate / Volume Analysis
For the Six Months Ended June 30, 2006 and 2005

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

	2006	2005	2006	2005	2006	2005	(Decrease)	Rate	Volume

	(Dollars in thousands)
Assets
Securities, at amortized cost (1):
U.S. Treasury securities	$124,556	$123,552	3.15%	3.15%	$1,948	$1,932	$16	$—	$16
U.S. government-sponsored entity securities (6)	11,934,435	12,685,144	3.96	3.76	236,044	238,392	(2,348)	12,041	(14,389)
Mortgage-backed securities	6,583,746	5,480,876	4.82	4.69	158,811	128,578	30,233	3,619	26,614
States and political subdivisions	627,540	719,862	6.83	6.69	21,430	24,070	(2,640)	478	(3,118)
Other securities	940,020	610,208	5.62	4.65	26,407	14,194	12,213	3,377	8,836
Trading securities	808,187	493,640	3.29	2.20	13,307	5,441	7,866	3,412	4,454

Total securities (5)	21,018,484	20,113,282	4.36	4.10	457,947	412,607	45,340	22,927	22,413
Other earning assets (2)	873,717	639,001	4.02	2.86	17,442	9,069	8,373	4,402	3,971
Loans and leases, net
of unearned income (1)(3)(4)(5)	76,717,286	69,486,907	7.33	6.36	2,793,071	2,195,194	597,877	355,736	242,141

Total earning assets	98,609,487	90,239,190	6.67	5.83	3,268,460	2,616,870	651,590	383,065	268,525

Non-earning assets	12,157,074	11,840,944

Total assets	$110,766,561	$102,080,134

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,066,357	$1,747,115	1.59	0.63	16,290	5,468	10,822	9,662	1,160
Other client deposits	30,768,442	29,676,723	2.16	1.31	329,214	192,950	136,264	128,925	7,339
Client certificates of deposit	20,767,822	17,427,113	3.83	2.63	394,600	227,247	167,353	117,903	49,450
Other interest-bearing deposits	8,297,372	6,778,995	4.75	2.82	195,554	94,917	100,637	75,821	24,816

Total interest-bearing deposits	61,899,993	55,629,946	3.05	1.89	935,658	520,582	415,076	332,311	82,765
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	7,098,323	7,655,154	4.14	2.66	145,641	101,012	44,629	52,446	(7,817)
Long-term debt	13,470,359	11,495,647	4.91	4.00	329,165	228,434	100,731	57,710	43,021

Total interest-bearing liabilities	82,468,675	74,780,747	3.45	2.29	1,410,464	850,028	560,436	442,467	117,969

Noninterest-bearing deposits	13,016,386	12,506,333
Other liabilities	4,103,462	3,815,277
Shareholders' equity	11,178,038	10,977,777

Total liabilities and
shareholders' equity	$110,766,561	$102,080,134

Average interest rate spread			3.22	3.54
Net interest margin			3.79%	3.94%	$1,857,996	$1,766,842	$91,154	$(59,402)	$150,556

Taxable equivalent adjustment					$43,175	$40,694

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Includes stock issued by the FHLB of Atlanta.

BB&T Corporation           Page 50          Second Quarter 2006 10-Q

Provision for Credit Losses

          The provision for credit losses totaled $57.7 million for the second quarter of 2006, compared to $49.4 million for the second quarter of 2005. For the first six months of 2006 the provision for credit losses totaled $105.3 million, an increase of $14.8 million, or 16.4%, compared to the provision of $90.5 million for the same period in 2005. The increase in the provision for credit losses was driven by growth in the lending portfolio, offset by improving credit quality. Net charge-offs were .23% of average loans and leases for the second quarter compared to .25% of average loans and leases for the same period in 2005. The allowance for loan and lease losses was 1.08% of loans and leases outstanding and was 3.63x total nonaccrual and restructured loans and leases at June 30, 2006, compared to 1.13% and 3.51x, respectively, at June 30, 2005.

Noninterest Income

          Noninterest income as a percentage of total revenues has increased in recent years due to BB&T’s emphasis on growing and expanding its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended June 30, 2006 totaled $650.7 million, compared to $584.9 million for the same period in 2005, an increase of $65.8 million, or 11.2%. The growth in noninterest income was primarily attributable to commissions from BB&T’s insurance operations, other nondeposit fees and commissions and income generated from mortgage banking operations. For the six months ended June 30, 2006, noninterest income totaled $1.3 billion, an increase of $157.3 million, or 14.3%, compared to the same period in 2005. The overall growth in noninterest income also reflects the impact of acquisitions.

          Insurance commissions, which have become BB&T’s largest source of noninterest income, totaled $214.1 million for the second quarter of 2006, an increase of $32.5 million, or 17.9%, compared to the same three month period of 2005. For the first six months of 2006, insurance commissions totaled $390.6 million, up $56.7 million, or 17.0%, compared to the same period last year. The increase in insurance revenues for the quarter and the first six months of 2006 was primarily the result of growth in commissions from the sale of property and casualty coverage, and improved sales of employee benefits-related insurance products. This growth includes the acquisition of several insurance agencies during 2005 and the acquisition of Main Street’s insurance subsidiary in June 2006.

          Service charges on deposits totaled $138.1 million for the second quarter of 2006, down $1.1 million, compared to the second quarter of 2005. For the first six months of 2006, service charges on deposits totaled $269.4 million, an increase of $9.4 million, or 3.6%, compared to the same period in 2005. The decrease during the quarter was primarily attributable to a decline in monthly account service fees due to an increase in free checking accounts and free online services, and higher earnings credits paid for compensating balances, offset by higher revenues from overdraft items. For the first six months of 2006, higher revenues from overdraft items outpaced the decline in monthly account service fees due to the migration to free checking accounts and free online services and the higher earnings credit paid during the first half of 2006 compared to the same period last year.

BB&T Corporation           Page 51          Second Quarter 2006 10-Q

          Investment banking and brokerage fees and commissions totaled $78.2 million for the second quarter of 2006, a decrease of $2.8 million, or 3.5%, from $81.0 million earned in the second quarter of 2005. For the first six months of 2006, investment banking and brokerage fees and commissions totaled $159.5 million, up $9.6 million, or 6.4%, compared to the same period last year. The decrease during the second quarter was primarily attributable to a decrease in investment banking fees, which was partially offset by an increase in revenues from retail brokerage accounts. While for the first six months of 2006, commissions from investment banking activities, as well as revenues from retail brokerage accounts were higher than for the same period in 2005.

          Mortgage banking income totaled $29.1 million in the second quarter of 2006, an increase of $16.8 million, compared to $12.4 million earned in the second quarter of 2005. The increase in net mortgage banking income was largely the result of fluctuations in the fair value of residential mortgage servicing rights and the related derivative hedge as well as increased revenues from commercial mortgage banking revenues, net of amortization of mortgage servicing rights, which increased $3.0 million, or 55.5%, compared to the same period in 2005. The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the second quarters of 2006 and 2005:

Table 7-1
Mortgage Banking Income and Related Statistical Information

	For the Three Months Ended
	June 30,

Mortgage Banking Income	2006	2005

	(Dollars in thousands)

Residential mortgage production income	$11,314	$13,143

Residential Mortgage Servicing:
Residential mortgage servicing fees	24,786	23,758

Residential mortgage servicing rights increase in fair value
due to change in valuation inputs or assumptions	32,389	—
Mortgage servicing rights valuation impairment	—	(61,161)
Mortgage servicing rights derivative (losses) gains	(28,873)	52,030

Net	3,516	(9,131)

Amortization of residential mortgage servicing rights	—	(20,854)
Decrease in fair value of residential mortgage servicing rights (1)	(18,966)	—

Total residential mortgage servicing income	9,336	(6,227)

Total residential mortgage banking income	20,650	6,916

Commercial mortgage banking revenues	9,359	6,053
Amortization of commercial mortgage servicing rights	(881)	(602)

Total commercial banking income	8,478	5,451

Total mortgage banking income	$29,128	$12,367

	As of / For the Three Months Ended
	June 30,

Mortgage Banking Statistical Information	2006	2005

	(Dollars in millions)

Residential mortgage originations	$2,656	$2,688
Residential mortgage loans serviced for others	26,287	25,674
Residential mortgage loan sales	1,296	1,144

Commercial mortgage originations	$680	$411
Commercial mortgage loans serviced for others	8,593	7,030

(1)	Represents economic amortization associated with the collection and realization of expected net servicing cash flows, expected borrower payments and the passage of time.

BB&T Corporation           Page 52          Second Quarter 2006 10-Q

           For the first six months of 2006, mortgage banking income totaled $61.4 million, an increase of $18.9 million, or 44.3%, compared to the same period of 2005. The increase in net mortgage banking income was primarily caused by the same factors that affected the quarterly increase in revenues, which included the fluctuation in the fair value of residential mortgage servicing rights and the related derivative hedge as well as increased revenues from commercial mortgage banking revenues, net of amortization of mortgage servicing rights. The following table provides a breakdown of the various components of mortgage banking income for the six month periods ended June 30, 2006 and 2005, respectively:

BB&T Corporation           Page 53          Second Quarter 2006 10-Q

Table 7-2
Mortgage Banking Income and Related Statistical Information

	For the Six Months Ended
	June 30,

Mortgage Banking Income	2006	2005

	(Dollars in thousands)

Residential mortgage production income	$24,952	$28,616

Residential Mortgage Servicing:
Residential mortgage servicing fees	49,910	47,013

Residential mortgage servicing rights increase in fair value
due to change in valuation inputs or assumptions	61,272	—
Mortgage servicing rights valuation impairment	—	(10,082)
Mortgage servicing rights derivative losses (gains)	(53,707)	11,862

Net	7,565	1,780

Amortization of residential mortgage servicing rights	—	(42,518)
Decrease in fair value of residential mortgage servicing rights (1)	(37,353)	—

Total residential mortgage servicing income	20,122	6,275

Total residential mortgage banking income	45,074	34,891

Commercial mortgage banking revenues	18,102	8,890
Amortization of commercial mortgage servicing rights	(1,753)	(1,221)

Total commercial banking income	16,349	7,669

Total mortgage banking income	$61,423	$42,560

	For the Six Months Ended
	June 30,

Mortgage Banking Statistical Information	2006	2005

	(Dollars in millions)

Residential mortgage originations	$4,965	$4,948
Residential mortgage loan sales	2,403	2,348

Commercial mortgage originations	$1,332	$599

(1)	Represents economic amortization associated with the collection and realization of expected net servicing cash flows, expected borrower payments and the passage of time.

BB&T Corporation           Page 54          Second Quarter 2006 10-Q

          Other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $111.5 million for the second quarter of 2006, an increase of $19.9 million, or 21.8%, compared to the second quarter of 2005. For the six months ended June 30, 2006, other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $213.1 million, up $41.2 million, or 24.0%, from the same period in 2005. The principal drivers of the second quarter increase were check card and debit card interchange fees, bankcard income and official check outsourcing fees, which increased $5.7 million, $3.5 million and $1.6 million, respectively, compared to the same period in 2005. The 24.0% increase for the first six months of 2006 was primarily driven by the same factors as the quarter, including increases in check card and debit card interchange fees, bankcard income and official check outsourcing fees of $12.8 million, $6.7 million and $3.2 million, respectively.

          Trust income totaled $37.7 million for the second quarter of 2006, an increase of $1.0 million, or 2.8%, compared to the second quarter of 2005. For the six months ended June 30, 2006, trust income totaled $74.8 million, up $7.6 million, or 11.4%, compared to the same period in 2005. Trust revenues are based on the types of services provided as well as the overall market value of assets managed, which is affected by market conditions. The increase in trust income for the first six months of 2006 resulted primarily from higher asset management fees as a result of the acquisition of a majority stake in Sterling Capital Management LLC, on April 1, 2005, as well as growth in wealth management income.

          Other income totaled $41.7 million for the second quarter of 2006, a slight decrease compared to the second quarter of 2005. For the first six months of 2006, other income totaled $89.9 million, an increase of $13.8 million compared to the first half of 2005. The increase during the first six months of 2006 compared to 2005 resulted primarily from a $12.6 million gain on the sale of an investment held by a majority-owned small business investment company that invests in debt and equity securities of qualifying small businesses recorded during the first quarter of 2006.

Noninterest Expense

          Noninterest expenses totaled $859.6 million for the second quarter of 2006, compared to $831.3 million for the same period a year ago, an increase of $28.3 million, or 3.4%. For the first six months of 2006, noninterest expenses totaled $1.7 billion, an increase of $116.8 million, or 7.5%, compared to the same period in 2005. Noninterest expenses for the second quarter and the first six months of 2006 include $1.6 million in net pre-tax merger-related charges and $1.3 million in net pre-tax merger-related gains, respectively. Noninterest expenses for the second quarter and the first six months of 2005 include $404 thousand and $3.0 million, respectively, in net pre-tax merger-related gains.

          Personnel expense, the largest component of noninterest expense, was $505.6 million for the current quarter compared to $450.7 million for the same period in 2005, an increase of $54.8 million, or 12.2%. This increase was attributable to higher incentive compensation expenses and salaries and wages, which increased $14.9 million and $36.4 million, respectively, compared to the second quarter last year. In addition, BB&T began recognizing expense for equity-based compensation on January 1, 2006 and recorded $10.1 million of expense during the current quarter. Incentive compensation increased primarily as a result of growth in BB&T’s insurance services operations. Salaries and wages increased as a result of the higher number of full-time equivalent employees in the current quarter compared to last year, due in part to the acquisition of Main Street and several insurance and nonbank financial services companies since the end of the second quarter of 2005. For the first six months of 2006, personnel expense totaled $1.0 billion compared to $865.8 million in 2005, an increase of $153.7 million, or 17.8%. The increase resulted primarily from the same factors as the quarterly increase, including higher incentive compensation expenses and salaries and wages, which increased $45.6 million and $70.5 million, respectively. In addition, BB&T recorded $36.6 million in expense for equity-based compensation during the first six months of 2006.

BB&T Corporation           Page 55          Second Quarter 2006 10-Q

          Occupancy and equipment expense for the three months ended June 30, 2006 totaled $109.7 million, compared to $148.1 million for the second quarter of 2005, representing a decrease of $38.4 million, or 25.9%. The decrease is primarily related to the $44.0 million pre-tax one-time, non-cash lease adjustment that was recorded in the second quarter of 2005 to account for escalating lease payments and the amortization of leasehold improvements. For the first six months of 2006, occupancy and equipment expense totaled $217.5 million, down $36.3 million, or 14.3%, compared to 2005. This decrease was also primarily related to the one-time, non-cash lease adjustment recorded in the second quarter of 2005.

          The amortization of intangible assets totaled $25.2 million for the current quarter, a decrease of $3.4 million, or 11.8%, compared to $28.6 million incurred in the second quarter of 2005. For the six months ended June 30, 2006, amortization of intangible assets totaled $50.3 million, a decrease of $6.4 million compared to the same period last year. See Note 2 to the Consolidated Financial Statements herein for a summary of completed mergers and acquisitions.

          Other noninterest expenses, including professional services, totaled $217.5 million for the current quarter, an increase of $16.2 million, or 8.0%, compared to the same period of 2005. The increase was primarily due to a $6.3 million increase in advertising and marketing expenses and a $5.8 million increase in professional services as compared to the same period last year. The increase in professional fees was primarily attributable to legal fees and consulting fees. The increase in advertising and marketing expenses was primarily attributable to the new branding campaign. For the first six months of 2006, other noninterest expenses, including professional services, totaled $392.8 million, up $7.1 million, or 1.8%, compared to the same period in 2005. The principal reasons for the increase are the same as for the quarter, including an increase of $15.7 million and $13.0 million, respectively, in professional services and advertising and marketing expenses. These increases were offset by a $28.2 million pre-tax gain on the sale of duplicate facilities during the first quarter of 2006.

          The effective management of noninterest operating costs is another key contributor to BB&T’s financial success, especially as BB&T becomes a larger and more diverse company. In 2004, management announced plans to implement cost savings and revenue enhancement initiatives with the goal of producing $175 million in combined annual cost savings and revenue enhancements. Implementation of the initiatives began in the fourth quarter of 2004, and management projected that approximately $60 million of the goal would be realized in 2005 pursuant to this effort. Management estimates that approximately $75 million in cost savings and revenue enhancements were achieved during 2005. Management currently estimates that substantially all of the $175 million of annual benefits will be achieved by mid-year 2007.

Provision for Income Taxes

          The provision for income taxes totaled $221.0 million for the second quarter of 2006, an increase of $26.6 million compared to the same period of 2005, primarily due to higher pretax income in the current quarter compared to the second quarter last year. BB&T’s effective income tax rates for the second quarters of 2006 and 2005 were 34.0% and 33.4%, respectively. The slight increase in the effective tax rate for the second quarter of 2006 was caused by an increase in state tax accruals, which were offset by a reduction in federal tax reserves as described below.

BB&T Corporation           Page 56          Second Quarter 2006 10-Q

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

          In the normal course of business, BB&T is subject to examinations from various tax authorities. These examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2003, the IRS concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. Following their examination, the IRS issued a Revenue Agent Report assessing taxes and interest in the amount of $59.3 million related to BB&T’s income tax treatment of certain leveraged lease transactions which were entered into during the years under examination. The assessment, which was paid by BB&T during 2003, did not significantly affect BB&T’s consolidated results of operations in 2003 as it related primarily to differences in the timing of income recognition and deductions for income tax purposes for which deferred taxes had been previously provided. Management continues to believe that BB&T’s treatment of these leveraged leases was appropriate and in compliance with the tax law and regulations applicable for the years examined. BB&T filed a refund request for the taxes and interest related to this matter, which was denied by the IRS during the second quarter of 2004. Early in the fourth quarter of 2004, BB&T filed a lawsuit in the United States District Court for the Middle District of North Carolina to pursue a refund of $3.3 million in taxes plus interest assessed by the IRS related to a leveraged lease transaction entered into during 1997. During the second quarter of 2006, BB&T filed a second lawsuit to pursue a refund of the remaining $56.0 million in taxes, plus interest, assessed by the IRS related to similar leveraged lease transactions entered into during 1998. Depending on the outcome of the litigation, or if management otherwise determines that the projected income tax cash flows relating to its leveraged lease transactions will change, BB&T may be required to record a one-time charge to retained earnings as a result of the release of FSP FAS 13-2 and FIN 48. Please refer to Note 1 of the consolidated financial statements for additional disclosures regarding the potential impacts of these new accounting pronouncements.

BB&T Corporation           Page 57          Second Quarter 2006 10-Q

          During the second quarter of 2006, the IRS concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1999, 2000, 2001 and 2002. Upon the completion of their examination, the IRS issued a Notice of Proposed Adjustments relating to the leveraged leases entered into during the years under examination and the continued treatment of leveraged leases currently subject to litigation. BB&T has filed a protest to the proposed assessment with the IRS Appeals Office. Management continues to believe that BB&T’s treatment of these leveraged leases was appropriate and in compliance with the tax law and regulations applicable to the years examined. In connection with the conclusion of this examination, BB&T released certain federal tax reserves that did not pertain to leveraged leases. The release of these federal tax reserves was offset by an increase in state tax reserves that was recorded to reflect additional taxes, interest and penalties resulting from combined income tax reporting for separate entities selected by state taxing authorities. The net change in federal and state tax reserves did not have a material effect on BB&T’s provision for income taxes.

Back to Index

MARKET RISK MANAGEMENT

          The effective management of market risk is essential to achieving BB&T’s strategic financial objectives. As a financial institution, BB&T’s most significant market risk exposure is interest rate risk; however, market risk also includes product liquidity risk, price risk and volatility risk. The primary objective of interest rate risk management is to minimize any adverse effect that changes in interest rates may have on net interest income. This is accomplished through active management of asset and liability portfolios with a focus on the strategic pricing of asset and liability accounts and management of appropriate maturity mixes of assets and liabilities. The goal of these activities is the development of appropriate maturity and repricing opportunities in BB&T’s portfolios of assets and liabilities that will produce consistent net interest income during periods of changing interest rates. BB&T’s Market Risk and Liquidity Committee monitors loan, investment and liability portfolios to ensure comprehensive management of interest rate risk. These portfolios are analyzed for proper fixed-rate and variable-rate mixes under various interest rate scenarios.

          The asset/liability management process is designed to achieve relatively stable net interest margins and assure liquidity by coordinating the volumes, maturities or repricing opportunities of earning assets, deposits and borrowed funds. It is the responsibility of the Market Risk and Liquidity Committee to determine and achieve the most appropriate volume and mix of earning assets and interest-bearing liabilities, as well as to ensure an adequate level of liquidity and capital, within the context of corporate performance goals. The Market Risk and Liquidity Committee also sets policy guidelines and establishes long-term strategies with respect to interest rate risk exposure and liquidity. The Market Risk and Liquidity Committee meets regularly to review BB&T’s interest rate risk and liquidity positions in relation to present and prospective market and business conditions, and adopts funding and balance sheet management strategies that are intended to ensure that the potential impact on earnings and liquidity as a result of fluctuations in interest rates is within acceptable standards.

          The majority of BB&T’s assets and liabilities are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Fluctuations in interest rates and actions of the Board of Governors of the Federal Reserve System (“FRB”) to regulate the availability and cost of credit have a greater effect on a financial institution’s profitability than do the effects of higher costs for goods and services. Through its balance sheet management function, which is monitored by the Market Risk and Liquidity Committee, management believes that BB&T is positioned to respond to changing needs for liquidity, changes in interest rates and inflationary trends.

BB&T Corporation           Page 58          Second Quarter 2006 10-Q

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

Table 8
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical

			Percentage Change in
Linear	Prime Rate		Net Interest Income

Change in	June 30,		June 30,

Prime Rate	2006	2005	2006		2005

3.00%	11.25%	9.25%	(0.78	) %	1.87%
1.50	9.75	7.75	(0.48)		1.42
No Change	8.25	6.25	—		—
(1.50)	6.75	4.75	(0.22)		(2.00)
(3.00)	5.25	3.25	(0.64)		(2.55)

BB&T Corporation           Page 59          Second Quarter 2006 10-Q

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

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On June 30, 2006, BB&T had derivative financial instruments outstanding with notional amounts totaling $24.3 billion. The estimated net fair value of open contracts was $(215.5 million) at June 30, 2006. This compares to $23.7 billion in notional derivatives with a fair value of $(10.6 million) at December 31, 2005. The majority of the decrease in fair value relates to interest-rate swaps hedging the fair value of certain issuances of BB&T’s long-term debt.

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with derivatives dealers that are national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative contracts at June 30, 2006 was not material.

BB&T Corporation           Page 60          Second Quarter 2006 10-Q

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at June 30, 2006 and December 31, 2005:

Table 9-1
Derivative Classifications and Hedging Relationships

	June 30, 2006

	Notional	Fair Value

	Amount	Gain	Loss

	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$3,250,000	$—	$(38,953)
Hedging institutional certificates of deposit and other time
deposits	750,000	32	—
Hedging medium term bank notes	1,500,000	33,219	—

Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	3,900,000	7,215	(217,788)
Hedging institutional certificates of deposit	150,000	—	(129)

Derivatives not designated as hedges	14,732,135	68,289	(67,354)

Total	$24,282,135	$108,755	$(324,224)

	December 31, 2005

	Notional	Fair Value

	Amount	Gain	Loss

	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$1,500,000	$—	$(18,330)
Hedging institutional certificates of deposit, other time
deposits and federal funds purchased	1,250,000	50	—
Hedging medium term bank notes	1,500,000	26,297	—

Derivatives Designated as Fair Value Hedges:
Hedging business loans	3,117	—	(10)
Hedging long-term debt	3,400,000	32,140	(58,257)

Derivatives not designated as hedges	16,026,855	38,222	(30,712)

Total	$23,679,972	$96,709	$(107,309)

BB&T Corporation           Page 61          Second Quarter 2006 10-Q

Table 9-2
Derivative Financial Instruments

	June 30, 2006		December 31, 2005

		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)

Receive fixed swaps	$6,357,265	$(240,380)	$4,611,587	$(28,762)
Pay fixed swaps	3,452,977	65,528	2,798,228	25,985
Forward starting receive fixed swaps	1,532,586	(36,018)	740,000	(18,729)
Caps, floors and collars	3,460,928	(3,183)	2,426,361	(1,075)
Foreign exchange contracts	325,565	177	339,222	377
Futures contracts	30,800	63	15,200	(8)
Interest rate lock commitments	838,312	(1,200)	450,334	1,325
Forward commitments	1,489,450	6,652	740,040	(4,080)
Swaptions	1,935,000	6,511	6,394,000	(628)
When-issued securities	3,330,000	(11,411)	2,700,000	5,058
Options on contracts purchased	1,395,896	305	2,445,000	9,965
Options on contracts sold	133,356	(2,513)	10,000	—
Commercial mortgage index swap	—	—	10,000	(28)

Total	$24,282,135	$(215,469)	$23,679,972	$(10,600)

          BB&T’s receive fixed swaps had weighted average receive rates of 4.93% and 4.74% and weighted average pay rates of 5.17% and 4.28% at June 30, 2006 and December 31, 2005, respectively. In addition, BB&T’s pay fixed swaps had weighted average receive rates of 5.10% and 4.29% and weighted average pay rates of 4.31% and 3.97%, at June 30, 2006 and December 31, 2005, respectively.

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

BB&T Corporation           Page 62          Second Quarter 2006 10-Q

          Total shareholders’ equity was $11.2 billion at June 30, 2006, compared to $11.1 billion at December 31, 2005. BB&T’s book value per common share at June 30, 2006 was $20.79, compared to $20.49 at December 31, 2005. BB&T’s tangible shareholders’ equity was $5.9 billion at June 30, 2006, a decrease of $445.2 million, or 7.0%, compared to $6.4 billion at December 31, 2005. BB&T’s tangible book value per common share at June 30, 2006 was $11.06 compared to $11.76 at December 31, 2005.

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

Table 10
Capital Ratios

	2006		2005

	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter

Risk-based capital ratios:
Tier 1 capital	9.1%	9.0%	9.3%	9.5%	8.7%
Total capital	13.7	14.0	14.4	14.9	14.2
Tier 1 leverage ratio	7.3	7.0	7.2	7.3	6.7

BB&T Corporation           Page 63          Second Quarter 2006 10-Q

Share Repurchase Activity

          BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

          On June 27, 2006 BB&T’s Board of Directors granted authority under a new plan (the “2006 Plan”) for the repurchase of up to 50.0 million shares of BB&T’s common stock as needed for general corporate purposes. The plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors.

          On August 26, 2003, BB&T’s Board of Directors granted authority for the repurchase of up to 50.0 million shares of BB&T’s common stock as needed for general corporate purposes (the “2003 Plan”). Approximately 48.9 million shares have been repurchased under the 2003 plan. The 2006 plan also authorizes the repurchase of the remaining 1.1 million shares from the 2003 plan.

          During the second quarter of 2006, BB&T executed an accelerated share repurchase program to facilitate the purchase of 14.0 million shares of BB&T common stock. As of June 30, 2006, BB&T had 51.1 million shares remaining under the current authorization. The following table presents the common stock repurchases made by BB&T during the second quarter of 2006:

	2006

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan (3)

April 1-30	790	39.44	—	15,139,497
May 1-31	10,085	42.73	—	15,139,497
June 1-30	14,004,071	41.76	14,000,000	51,139,497

Total	14,014,946	$41.76	14,000,000	51,139,497

(1)	Repurchases include shares exchanged or surrendered in connection with the exercise of stock options under BB&T's stock option plans.
(2)	Excludes commissions.
(3)

In June 2006, the Board of Directors approved a new plan to repurchase up to 50 million shares of BB&T's common stock and to permit the Corporation to repurchase the remaining shares under the previous authorization.

Back to Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

           Please refer to “Market Risk Management” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Back to Index

BB&T Corporation           Page 64          Second Quarter 2006 10-Q

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

Back to Index

Item 1A. Risk Factors

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of risk factors relating to BB&T’s business.

Back to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

           (c) Please refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

BB&T Corporation           Page 65          Second Quarter 2006 10-Q

Back to Index

Item 4. Submission of Matters to a Vote of Security Holders

          BB&T held its Annual Meeting of Shareholders on April 25, 2006, to consider and vote on the matters listed below. A total of 412,919,930 of the Company’s shares were present or represented by proxy at the meeting. This represented approximately 77% of the Company’s outstanding shares.

(1)

The proposal to amend Article III, Section 2 of the Company’s bylaws, effectively eliminating the classified board structure of BB&T’s Board of Directors, was approved with 401,413,392 shares voting for, 6,740,644 shares voting against, and 4,765,894 shares abstaining.

(2)

The proposal to amend Article III, Section 2 of the Company’s bylaws, effectively eliminating the requirement that the Board of Directors possess the qualifications required for national bank directors under federal law and regulation, was approved with 400,086,360 shares voting for, 7,505,897 shares voting against, and 5,327,672 shares abstaining.

(3)	The individuals named below were re-elected to serve as directors of the Corporation for a one-year term expiring in 2007:

Name	Votes Received	Votes Withheld

Jennifer S. Banner	403,769,528	9,150,414
Nelle R. Chilton	392,533,936	20,386,006
L. Vincent Hackley, PhD	403,915,252	9,004,690
Jane P. Helm	405,355,548	7,564,394
James H. Maynard	404,614,202	8,305,740
E. Rhone Sasser	394,771,605	18,148,337

(4)	The proposal to re-approve the Company’s short-term incentive plan was approved, with 394,959,118 shares voting for, 12,487,935 shares voting against, and 5,472,872 shares abstaining.

(5)

The proposal to ratify the reappointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm was approved, with 405,355,824 shares voting for, 2,533,177 shares voting against, and 3,789,903 shares abstaining.

Back to Index

BB&T Corporation           Page 66          Second Quarter 2006 10-Q

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

BB&T CORPORATION
(Registrant)

Date: August 4, 2006	By: /s/ Christopher L. Henson
Christopher L. Henson, Senior Executive Vice
President and Chief Financial Officer

Date: August 4, 2006	By: /s/ Edward D. Vest
Edward D. Vest, Executive Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation           Page 67          Second Quarter 2006 10-Q

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

Back to Index

BB&T Corporation           Page 68          Second Quarter 2006 10-Q