Form 10-Q
period 2006-09-30
BB&T CORP
filed 2006-11-02
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

September 30, 2006

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

At October 31, 2006, 540,934,899 shares of the registrant's common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

September 30, 2006

BB&T Corporation           Page 1          Third Quarter 2006 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2006	2005

Assets
Cash and due from banks	$1,953,967	$2,185,571
Interest-bearing deposits with banks	567,323	410,380
Federal funds sold and securities purchased under resale agreements
or similar arrangements	339,613	286,233
Trading securities at fair value	887,605	706,518
Securities available for sale at fair value	20,733,173	19,782,966
Loans held for sale	546,537	628,834
Loans and leases, net of unearned income	81,403,542	74,394,654
Allowance for loan and lease losses	(883,497)	(825,300)

Loans and leases, net	80,520,045	73,569,354

Premises and equipment, net of accumulated depreciation	1,387,080	1,286,909
Goodwill	4,822,813	4,255,998
Core deposit and other intangible assets	478,853	487,525
Residential mortgage servicing rights (fair value at September 30, 2006,
and lower of cost or market at December 31, 2005)	480,839	431,213
Other assets	5,806,049	5,138,258

Total assets	$118,523,897	$109,169,759

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$13,533,341	$13,476,939
Interest checking	1,303,510	1,426,715
Other client deposits	32,795,530	30,959,888
Client certificates of deposit	24,337,678	19,309,667
Other interest-bearing deposits	8,096,144	9,108,590

Total deposits	80,066,203	74,281,799

Federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	7,234,721	6,561,719
Long-term debt	16,159,379	13,118,559
Accounts payable and other liabilities	3,329,669	4,078,568

Total liabilities	106,789,972	98,040,645

Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or
outstanding at September 30, 2006, or at December 31, 2005	—	—
Common stock, $5 par, 1,000,000,000 shares authorized;
540,652,126 issued and outstanding at September 30, 2006, and
543,102,080 issued and outstanding at December 31, 2005	2,703,261	2,715,510
Additional paid-in capital	2,775,914	2,818,703
Retained earnings	6,572,716	5,951,135
Accumulated other comprehensive loss, net of deferred income
taxes of $(182,602) at September 30, 2006, and $(207,319) at December 31, 2005	(317,966)	(356,234)

Total shareholders' equity	11,733,925	11,129,114

Total liabilities and shareholders' equity	$118,523,897	$109,169,759

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 2          Third Quarter 2006 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Interest Income
Interest and fees on loans and leases	$1,563,071	$1,220,102	$4,340,588	$3,401,254
Interest and dividends on securities	229,087	204,016	659,413	589,971
Interest on short-term investments	10,233	6,331	27,675	15,400

Total interest income	1,802,391	1,430,449	5,027,676	4,006,625

Interest Expense
Interest on deposits	585,115	343,489	1,520,773	864,071
Interest on federal funds purchased, securities sold under
repurchase agreements and short-term borrowed funds	74,974	58,169	220,615	159,181
Interest on long-term debt	204,514	129,799	533,679	358,233

Total interest expense	864,603	531,457	2,275,067	1,381,485

Net Interest Income	937,788	898,992	2,752,609	2,625,140
Provision for credit losses	62,336	57,465	167,639	147,934

Net Interest Income After Provision for Credit Losses	875,452	841,527	2,584,970	2,477,206

Noninterest Income
Insurance commissions	207,799	182,915	598,398	516,817
Service charges on deposits	137,950	141,072	407,303	401,010
Other nondeposit fees and commissions	83,991	67,979	237,207	186,745
Investment banking and brokerage fees and commissions	82,698	70,036	242,229	219,965
Trust income	39,699	36,552	114,458	103,681
Mortgage banking income	22,616	35,840	84,039	78,400
Bankcard fees and merchant discounts	30,961	29,229	90,869	82,403
Securities gains, net	179	193	334	194
Other income	54,289	41,304	144,217	117,445

Total noninterest income	660,182	605,120	1,919,054	1,706,660

Noninterest Expense
Personnel expense	524,140	451,260	1,543,697	1,317,106
Occupancy and equipment expense	113,808	105,656	331,300	359,480
Amortization of intangibles	26,776	26,540	77,109	83,253
Professional services	28,890	23,278	83,504	62,161
Loss on early extinguishment of debt	—	—	—	2,943
Merger-related and restructuring charges (gains), net	10,098	(1,824)	8,753	(4,785)
Other expenses	211,766	181,566	549,905	528,312

Total noninterest expense	915,478	786,476	2,594,268	2,348,470

Earnings
Income before income taxes	620,156	660,171	1,909,756	1,835,396
Provision for income taxes	203,128	218,165	632,115	611,201

Net income	$417,028	$442,006	$1,277,641	$1,224,195

Per Common Share
Net income:
Basic	$.77	$.81	$2.37	$2.23

Diluted	$.77	$.80	$2.35	$2.22

Cash dividends paid	$.42	$.38	$1.18	$1.08

Weighted Average Shares Outstanding
Basic	538,911,074	547,467,864	538,578,229	547,939,700

Diluted	544,285,889	552,058,757	543,496,218	552,313,670

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 3          Third Quarter 2006 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
(Dollars in thousands, except per share data)

					Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid-In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2005	550,406,287	$2,752,032	$3,121,609	$5,112,034	$(111,201)	$10,874,474

Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	1,224,195	—	1,224,195
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $(103,867)	—	—	—	—	(178,894)	(178,894)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $128	—	—	—	—	(322)	(322)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	(179,216)	(179,216)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $3,771	—	—	—	—	5,999	5,999
Change in minimum pension liability, net of tax of $(1,572)	—	—	—	—	(2,138)	(2,138)

Total comprehensive income (loss)	—	—	—	1,224,195	(175,355)	1,048,840

Common stock issued:
In purchase acquisitions	646,489	3,232	22,068	—	—	25,300
In connection with stock option exercises
and other employee benefits, net of cancellations	2,498,575	12,493	40,944	—	—	53,437
Redemption of common stock	(5,500,000)	(27,500)	(185,855)	—	—	(213,355)
Cash dividends declared on common stock, $1.11 per share	—	—	—	(605,067)	—	(605,067)
Excess tax benefit from equity-based awards	—	—	11,966	—	—	11,966
Other, net	—	—	323	—	—	323

Balance, September 30, 2005	548,051,351	$2,740,257	$3,011,055	$5,731,162	$(286,556)	$11,195,918

Balance, January 1, 2006	543,102,080	$2,715,510	$2,818,703	$5,951,135	$(356,234)	$11,129,114

Add (Deduct):
Comprehensive income (loss):
Net income	—	—	—	1,277,641	—	1,277,641
Unrealized holding gains (losses) arising during the
period on securities available for sale, net of tax of
$16,371	—	—	—	—	25,049	25,049
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $(128)	—	—	—	—	(206)	(206)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	24,843	24,843
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $8,018	—	—	—	—	12,629	12,629
Change in minimum pension liability, net of tax of $456	—	—	—	—	796	796

Total comprehensive income (loss)	—	—	—	1,277,641	38,268	1,315,909

Common stock issued:
In purchase acquisitions	17,356,997	86,785	664,344	—	—	751,129
In connection with stock option exercises
and other employee benefits, net of cancellations	2,500,452	12,503	59,708	—	—	72,211
Redemption of common stock	(22,307,403)	(111,537)	(818,433)	—	—	(929,970)
Cash dividends declared on common stock, $1.22 per share	—	—	—	(656,060)	—	(656,060)
Excess tax benefit from equity-based awards	—	—	4,355	—	—	4,355
Equity-based compensation expense	—	—	47,237	—	—	47,237

Balance, September 30, 2006	540,652,126	$2,703,261	$2,775,914	$6,572,716	$(317,966)	$11,733,925

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 4          Third Quarter 2006 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended
	September 30,

	2006	2005

Cash Flows From Operating Activities:
Net income	$1,277,641	$1,224,195
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	167,639	147,934
Depreciation	137,388	147,086
Amortization of intangibles	77,109	83,253
Amortization of purchase accounting mark-to-market adjustments, net	10,592	22,035
Equity-based compensation	47,237	222
Discount accretion and premium amortization on long-term debt, net	91,098	84,827
Discount accretion and premium amortization on securities, net	22,902	32,776
Net increase in trading account securities	(174,622)	(99,396)
Gain on sales of securities, net	(334)	(194)
Gain on sales of loans and mortgage loan servicing rights, net	(46,351)	(57,614)
Gain on disposals of premises and equipment, net	(30,576)	(859)
Proceeds from sales of loans held for sale	3,859,414	3,776,518
Purchases of loans held for sale	(1,085,312)	(570,007)
Origination of loans held for sale, net of principal collected	(2,723,288)	(3,267,245)
Excess tax benefit from equity-based awards	—	11,966
Increase in other assets, net	(293,419)	(289,915)
(Decrease) increase in accounts payable and other liabilities, net	(918,390)	4,900
Other, net	(28,588)	(10,907)

Net cash provided by operating activities	390,140	1,239,575

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	159,956	1,332,590
Proceeds from maturities, calls and paydowns of securities available for sale	1,241,527	2,423,622
Purchases of securities available for sale	(2,162,212)	(5,050,643)
Leases made to customers	(201,774)	(188,199)
Principal collected on leases	141,717	134,309
Loan originations, net of principal collected	(4,516,613)	(4,871,438)
Purchases of loans	(270,854)	(735,516)
Net cash acquired (paid) in business combinations	68,029	(128,461)
Proceeds from disposals of premises and equipment	82,052	21,383
Purchases of premises and equipment	(185,572)	(135,846)
Proceeds from sales of foreclosed property or other real estate held for sale	70,496	61,644
Other, net	(17,972)	(11,487)

Net cash used in investing activities	(5,591,220)	(7,148,042)

Cash Flows From Financing Activities:
Net increase in deposits	3,568,749	5,485,403
Net increase (decrease) in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	433,177	(154,417)
Proceeds from issuance of long-term debt	2,852,346	1,842,533
Repayment of long-term debt	(185,519)	(918,870)
Net proceeds from common stock issued	72,211	53,437
Redemption of common stock	(929,970)	(213,355)
Cash dividends paid on common stock	(635,550)	(592,654)
Excess tax benefit from equity-based awards	4,355	—

Net cash provided by financing activities	5,179,799	5,502,077

Net Decrease in Cash and Cash Equivalents	(21,281)	(406,390)
Cash and Cash Equivalents at Beginning of Period	2,882,184	3,025,835

Cash and Cash Equivalents at End of Period	$2,860,903	$2,619,445

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$2,168,423	$1,302,282
Income taxes	720,827	618,969
Noncash investing and financing activities:
Transfers of loans to foreclosed property	63,042	42,047
Transfers of fixed assets to other real estate owned	5,605	7,628
Common stock issued in business combinations	751,129	25,300

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation           Page 5          Third Quarter 2006 10-Q

BB&T CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

NOTE 1. Basis of Presentation

   General

          In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), present fairly, in all material respects, BB&T’s financial position at September 30, 2006 and December 31, 2005; BB&T’s results of operations for the three months and nine months ended September 30, 2006 and 2005; and BB&T’s cash flows for the nine months ended September 30, 2006 and 2005. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All adjustments during the first nine months of 2006 were of a normal recurring nature.

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

BB&T Corporation           Page 6          Third Quarter 2006 10-Q

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

BB&T Corporation           Page 7          Third Quarter 2006 10-Q

   Equity-Based Compensation

          BB&T maintains various equity-based compensation plans. These plans provide for the granting of stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to selected BB&T employees and directors. BB&T adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), on January 1, 2006, using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123(R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123 , “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The adoption of SFAS No. 123(R) had the following effect on BB&T’s income before income taxes, net income, basic earnings per share and diluted earnings per share for the three and nine month periods ended September 30, 2006.

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006

	(Dollars in thousands, except per share data)

Effect of SFAS 123(R) on:
Income before income taxes	$(10,109)	$(45,761)
Net income	(6,243)	(28,244)
Basic earnings per share	(0.02)	(0.05)
Diluted earnings per share	(0.01)	(0.05)

          The adoption of SFAS No. 123(R) also required that excess tax benefits from the exercise of equity-based awards be recorded as a financing cash flow, rather than an operating cash flow. This requirement reduced cash provided by operating activities and increased cash provided by financing activities for the nine months ended September 30, 2006 by $4.4 million. Additional disclosures required by SFAS No. 123(R) are included in Note 11 to the consolidated financial statements herein.

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

BB&T Corporation           Page 8          Third Quarter 2006 10-Q

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

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005

	(Dollars in thousands, except per share data)

Net income:
Net income as reported	$442,006	$1,224,195
Add: Equity-based compensation expense
included in reported net income, net of tax	79	135
Deduct: Total equity-based employee
compensation expense determined under
fair value based method for all awards,
net of tax	(3,581)	(14,221)

Pro forma net income	$438,504	$1,210,109

Basic EPS:
As reported	$.81	$2.23
Pro forma	.80	2.21

Diluted EPS:
As reported	.80	2.22
Pro forma	.80	2.19

BB&T Corporation           Page 9          Third Quarter 2006 10-Q

   Changes in Accounting Principles and Effects of New Accounting Pronouncements

          In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS No. 155”), which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. BB&T adopted the provisions of SFAS No. 155 on January 1, 2006. The adoption did not have an impact on BB&T’s consolidated financial position, results of operations or cash flows.

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

          In July 2006, the FASB issued FASB Staff Position FAS 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”, (“FSP FAS 13-2”), which amends SFAS No. 13, “Accounting for Leases.” FSP FAS 13-2 requires an entity to recalculate the allocation of income for a leveraged lease transaction from the inception of the lease if, during the lease term, the projected timing of the income tax cash flows generated by the transaction is revised, even if the total amount of income tax cash flows is not affected. The provisions of FSP FAS 13-2 are effective for fiscal years beginning after December 15, 2006. BB&T has entered into leveraged lease transactions in prior years that may require recalculations because the Internal Revenue Service (“IRS”) has issued a Notice of Proposed Adjustments relating to BB&T’s treatment of certain leveraged lease transactions. Management continues to believe that BB&T’s income tax treatment of these leveraged leases was appropriate and in compliance with the tax laws and regulations in effect at the time that the deductions were taken. BB&T is currently involved in litigation with the IRS concerning the income tax treatment of certain leveraged lease transactions. While management cannot currently predict with certainty whether there will be any changes to the projected income tax cash flows relating to BB&T’s leveraged lease transactions, management is currently evaluating the impact of adoption and estimates that the potential adjustment could be approximately $300 million and would be recorded as a cumulative effect to retained earnings due to a change in accounting principle on January 1, 2007. Any adjustment to retained earnings would then be recognized as a component of net income over the remaining lives of the respective leases.

BB&T Corporation           Page 10          Third Quarter 2006 10-Q

          In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also requires additional disclosures related to an entity’s accounting for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. BB&T has taken certain tax positions which are uncertain in nature, primarily related to leveraged lease transactions. Management is currently evaluating the impact of adoption and estimates that the potential adjustment could be approximately $150 million and would be recorded as a cumulative effect to retained earnings due to a change in accounting principle on January 1, 2007. This adjustment primarily relates to the accrual of penalties and interest on such transactions.

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that SFAS No. 157 will have on BB&T’s consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS No. 158”), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize actuarial gains and losses as a component of comprehensive income in the year that the changes occur. SFAS No. 158 will be effective for BB&T as of December 31, 2006. Management is currently evaluating the effect that SFAS No. 158 will have on BB&T’s consolidated financial statements.

NOTE 2. Business Combinations

   Financial Institution Acquisitions

          On June 1, 2006, BB&T completed the acquisition of Main Street Banks Inc. (“Main Street”), a $2.3 billion bank holding company headquartered in Atlanta, Georgia. The merger enabled the Company to enhance its ongoing commitment to organic growth by adding strategically located financial centers in some of the nation’s fastest growing communities. In conjunction with this transaction, BB&T issued approximately 14.3 million shares and 636 thousand stock options valued at $621.2 million. Including subsequent adjustments, BB&T recorded $421.4 million in goodwill and $43.2 million in amortizing intangibles, which are primarily comprised of core deposit intangibles.

BB&T Corporation           Page 11          Third Quarter 2006 10-Q

          On August 1, 2006, BB&T completed the acquisition of First Citizens Bancorp (“First Citizens”), a $699.6 million bank holding company headquartered in Cleveland, Tennessee. In conjunction with this transaction, BB&T issued approximately 2.9 million shares and 38 thousand stock options valued at $122.3 million and paid $19.6 million in cash. BB&T recorded $92.5 million in goodwill and $14.2 million in amortizing intangibles, which are primarily comprised of core deposit intangibles, pending final valuations.

   Insurance and Other Nonbank Acquisitions

          During the first nine months of 2006, BB&T acquired two nonbank financial services companies. In conjunction with these transactions, BB&T issued approximately 189 thousand shares of common stock and paid $35.0 million in cash. Including subsequent adjustments, approximately $22.8 million in goodwill and $11.0 million of identifiable intangibles were recorded in connection with these transactions. During 2005, BB&T acquired five insurance businesses and four nonbank financial services companies, including the acquisition of a 70% ownership interest in Sterling Capital Management LLC, an investment management services company based in Charlotte, North Carolina. In conjunction with these transactions, BB&T issued approximately 1.2 million shares of common stock and paid approximately $136.4 million in cash. Approximately $104.4 million in goodwill and $85.2 million of identifiable intangible assets were recorded in connection with these transactions. BB&T also acquired client relationships, primarily from insurance agencies. Such acquisitions have not been material to BB&T’s financial condition or results of operations.

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

Summary of Merger-Related and Restructuring Charges (Gains)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

	(Dollars in thousands)
Severance and personnel-related items	$758	$(21)	$970	$(1,419)
Occupancy and equipment	916	(1,584)	(2,418)	(3,338)
Systems conversions and related items	1,371	—	2,137	3
Marketing and public relations	748	—	1,376	—
Asset write-offs and other merger-related items	6,305	(219)	6,688	(31)

Total	$10,098	$(1,824)	$8,753	$(4,785)

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

BB&T Corporation           Page 12          Third Quarter 2006 10-Q

	Merger Accrual Activity

	(Dollars in thousands)

			Merger-related
	Balance		and		Purchase		Balance
	January 1,	Accrued at	restructuring		price		September 30,
	2006	acquisition	charges (gains)	Utilized	adjustments	Other, net (1)	2006

Severance and personnel-related items	$6,011	$20,174	$970	$(14,321)	$1,167	$(75)	$13,926
Occupancy and equipment	7,606	325	(2,418)	(1,207)	—	—	4,306
Systems conversions and related items	—	944	2,137	(2,642)	256	—	695
Other merger-related items	2,924	3	8,064	(2,736)	100	(5,637)	2,718

Total	$16,541	$21,446	$8,753	$(20,906)	$1,523	$(5,712)	$21,645

(1)	Primarily relates to the write-off of duplicate software related to the Main Street acquisition.

          The following table provides a summary of BB&T’s merger accrual activity, by acquisition, for 2006:

			Merger-related
	Balance		and		Purchase		Balance
	January 1,	Accrued at	restructuring		price		September 30,
Acquired Institution	2006	acquisition	charges (gains)	Utilized	adjustments	Other, net	2006

	(Dollars in thousands)

Premier Bancshares, Inc.	$146	$—	$—	$(146)	$—	$—	$—
One Valley Bancorp, Inc.	184	—	(161)	(23)	—	—	—
FCNB Corp.	296	—	(102)	(41)	—	—	153
FirstSpartan Financial Corp.	58	—	(19)	(39)	—	—	—
Century South Banks, Inc.	737	—	—	(93)	—	—	644
Virginia Capital Bancshares, Inc.	505	—	(139)	(303)	—	—	63
F&M National Corporation	1,528	—	(446)	(214)	—	—	868
Community First Banking Company	150	—	(100)	—	—	—	50
Area Bancshares Corporation	417	—	—	—	—	—	417
Equitable Bank	1,942	—	(1,942)	—	—	—	—
First Virginia Banks, Inc.	7,221	—	(482)	(1,733)	—	—	5,006
Main Street Banks, Inc.	—	17,237	9,815	(14,873)	1,523	(5,759)	7,943
First Citizens Bancorp	—	4,209	2,276	(2,702)	—	—	3,783
Nonbank subsidiaries	3,357	—	4	(690)	—	47	2,718
Other adjustments	—	—	49	(49)	—	—	—

Total	$16,541	$21,446	$8,753	$(20,906)	$1,523	$(5,712)	$21,645

           During the first nine months of 2006, BB&T recorded $5.7 million of other adjustments to its merger-related accruals. These adjustments primarily related to the acquisition of Main Street and included $5.8 million of accelerated depreciation and write-off for duplicate software.

BB&T Corporation           Page 13          Third Quarter 2006 10-Q

NOTE 3. Securities

          The amortized cost and approximate fair values of securities available for sale were as follows:

	September 30, 2006

				Estimated
	Amortized	Gross Unrealized		Fair

	Cost	Gains	Losses	Value

	(Dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$103,048	$258	$999	$102,307
U.S. government-sponsored entity securities	11,566,391	2,338	382,285	11,186,444
Mortgage-backed securities	7,337,420	34,960	161,112	7,211,268
States and political subdivisions	591,035	9,970	644	600,361
Equity and other securities	1,627,406	20,968	15,581	1,632,793

Total securities available for sale	$21,225,300	$68,494	$560,621	$20,733,173

	December 31, 2005

				Estimated
	Amortized	Gross Unrealized		Fair

	Cost	Gains	Losses	Value

	(Dollars in thousands)
Securities available for sale:
U.S. Treasury securities	$113,625	$1	$1,721	$111,905
U.S. government-sponsored entity securities	11,555,055	2,599	403,940	11,153,714
Mortgage-backed securities	6,755,920	5,262	150,124	6,611,058
States and political subdivisions	660,993	14,964	1,255	674,702
Equity and other securities	1,230,587	15,607	14,607	1,231,587

Total securities available for sale	$20,316,180	$38,433	$571,647	$19,782,966

          On September 30, 2006, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of September 30, 2006, the unrealized losses on these securities totaled $554.5 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than changes in the underlying credit quality of the issuers. At September 30, 2006, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized any other-than-temporary impairment in connection with these securities during 2006.

BB&T Corporation           Page 14          Third Quarter 2006 10-Q

          The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

	September 30, 2006

	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Securities:
U.S. Treasury securities	$13,623	$136	$46,251	$863	$59,874	$999
U.S. government-sponsored entity securities	557,483	4,682	10,387,540	377,603	10,945,023	382,285
Mortgage-backed securities	50,525	110	5,459,910	161,002	5,510,435	161,112
States and political subdivisions	—	—	55,045	644	55,045	644
Equity and other securities	35,633	1,185	613,982	14,396	649,615	15,581

Total temporarily impaired securities	$657,264	$6,113	$16,562,728	$554,508	$17,219,992	$560,621

	December 31, 2005

	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)

Securities:
U.S. Treasury securities	$22,353	$435	$87,388	$1,286	$109,741	$1,721
U.S. government-sponsored entity securities	1,529,872	22,283	8,962,648	381,657	10,492,520	403,940
Mortgage-backed securities	3,631,731	62,098	2,678,145	88,026	6,309,876	150,124
States and political subdivisions	2,915	33	79,198	1,222	82,113	1,255
Equity and other securities	509,265	7,673	196,592	6,934	705,857	14,607

Total temporarily impaired securities	$5,696,136	$92,522	$12,003,971	$479,125	$17,700,107	$571,647

NOTE 4. Goodwill and Other Intangible Assets

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the nine months ended September 30, 2006 and the year ended December 31, 2005 are as follows:

	Goodwill Activity by Operating Segment

		Residential			Investment
	Banking	Mortgage	Trust	Insurance	Banking and	Specialized	All
	Network	Banking	Services	Services	Brokerage	Lending	Other	Total

	(Dollars in thousands)

Balance, January 1, 2005	$3,388,881	$7,459	$31,341	$569,114	$71,149	$30,585	$25,712	$4,124,241
Acquired goodwill, net	—	—	45,276	55,063	1,966	933	—	103,238
Adjustments to goodwill	1,967	—	8,096	15,897	2,031	528	—	28,519

Balance, December 31, 2005	3,390,848	7,459	84,713	640,074	75,146	32,046	25,712	4,255,998
Acquired goodwill, net	490,397	—	—	25,917	4,095	13,286	—	533,695
Adjustments to goodwill	(2,229)	—	4,277	18,635	6,112	6,325	—	33,120

Balance, September 30, 2006	$3,879,016	$7,459	$88,990	$684,626	$85,353	$51,657	$25,712	$4,822,813

          The adjustments to goodwill recorded during the first nine months of 2006 include $29.1 million of contingent consideration paid subsequent to the dates of acquisition based on the terms of the purchase agreements and $5.4 million related to the receipt of final valuation reports. The adjustments to goodwill recorded during 2005 include $23.2 million of contingent consideration paid subsequent to the dates of acquisition based on the terms of the purchase agreements and $3.1 million related to the accounting for property and equipment leases of acquired companies.

BB&T Corporation           Page 15          Third Quarter 2006 10-Q

          The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets

	As of September 30, 2006			As of December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(Dollars in thousands)

Identifiable intangible assets:
Core deposit intangibles	$413,284	$(222,018)	$191,266	$364,937	$(185,799)	$179,138
Other (1)	468,883	(181,296)	287,587	448,793	(140,406)	308,387

Totals	$882,167	$(403,314)	$478,853	$813,730	$(326,205)	$487,525

(1) Other amortizing identifiable intangibles are primarily composed of customer relationship intangibles.

           Estimated amortization expense of identifiable intangible assets for the full year 2006 and each of the next four years total $104.5 million, $95.4 million, $80.0 million, $65.2 million and $53.4 million.

BB&T Corporation           Page 16          Third Quarter 2006 10-Q

NOTE 5. Long-Term Debt

Long-term debt is summarized as follows:

	September 30,	December 31,
	2006	2005

	(Dollars in thousands)
Parent Company
7.25% Subordinated Notes Due 2007	$249,739	$249,465
6.50% Subordinated Notes Due 2011 (1,3)	646,776	646,362
4.75% Subordinated Notes Due 2012 (1,3)	495,733	495,283
5.20% Subordinated Notes Due 2015 (1,3)	996,733	996,531
4.90% Subordinated Notes Due 2017 (1,3)	361,546	359,691
5.25% Subordinated Notes Due 2019 (1,3)	599,770	599,761

Branch Bank
Floating Rate Secured Borrowings Due 2007 (5)	1,500,000	1,500,000
Floating Rate Senior Notes Due 2007	1,249,814	1,249,655
Floating Rate Senior Notes Due 2008	499,883	499,839
Floating Rate Senior Notes Due 2009	499,931	—
Floating Rate Subordinated Notes Due 2016 (1)	349,523	—
4.875% Subordinated Notes Due 2013 (1,3)	249,295	249,211
5.625% Subordinated Notes Due 2016 (1)	399,454	—

Federal Home Loan Bank Advances to the Subsidiary Banks (4)
Varying maturities to 2026	6,819,799	5,678,694

Capitalized Leases
Varying maturities to 2028 with interest rates from 4.06% to 15.78%	2,888	1,831

Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035 (3)	514,078	514,065
6.75% BB&T Capital Trust II Securities Due 2036	597,646	—
Other Securities (6)	168,045	101,805

Other Long-Term Debt	2,269	2,483

Hedging Losses	(43,543)	(26,117)

Total Long-Term Debt	$16,159,379	$13,118,559

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At September 30, 2006, the effective rates paid on these borrowings ranged from 5.58% to 6.22%.
(4)	At September 30, 2006, the weighted average cost of these advances was 5.31% and the weighted average maturity was 9.9 years.
(5)	These borrowings are secured primarily by automobile loans and have variable rates based on LIBOR.
(6)

These securities were issued by companies acquired by BB&T. At September 30, 2006, the effective rate paid on these borrowings ranged from 7.09% to 10.07%. These securities have varying maturities through 2035.

BB&T Corporation           Page 17          Third Quarter 2006 10-Q

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

NOTE 6. Contractual Obligations, Commitments, Contingent Liabilities, and Off-BalanceSheet
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

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of September 30, 2006, BB&T had issued a total of $3.3 billion in standby letters of credit. The carrying amount of the liability for such guarantees was $6.0 million at September 30, 2006.

          A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, caps, floors, collars, financial forwards and futures contracts, swaptions, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage economic risk related to securities, business loans, mortgage servicing rights and mortgage banking operations, Federal funds purchased, other time deposits, long-term debt and institutional certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $25.1 billion and $23.7 billion at September 30, 2006 and December 31, 2005, respectively. The fair value of these instruments was $(25.8 million) and $(10.6 million), at September 30, 2006 and December 31, 2005, respectively.

BB&T Corporation           Page 18          Third Quarter 2006 10-Q

          BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary banks typically provide financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund affordable housing investments totaled $137.8 million and $172.4 million at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, BB&T’s maximum exposure to loss associated with these investments totaled $280.7 million.

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

BB&T Corporation           Page 19          Third Quarter 2006 10-Q

          The following tables summarize the components of net periodic benefit cost (income) recognized for the three month and nine month periods ended September 30, 2006 and 2005, respectively:

	Pension Plans				Other Postretirement

	Qualified		Nonqualified		Benefit Plans

	For the		For the		For the
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,

	2006	2005	2006	2005	2006	2005

	(Dollars in thousands)

Service cost	$14,992	$11,141	$1,180	$845	$—	$—
Interest cost	14,742	13,028	1,784	1,379	682	310
Estimated return on plan assets	(24,051)	(20,049)	—	—	—	—
Amortization of prior service cost	(1,148)	(1,147)	(10)	(8)	(1,218)	(1,177)
Amortization of net loss	3,753	2,155	730	327	586	100

Net periodic benefit cost (income)	$8,288	$5,128	$3,684	$2,543	$50	$(767)

	Pension Plans				Other Postretirement

	Qualified		Nonqualified		Benefit Plans

	For the		For the		For the
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,

	2006	2005	2006	2005	2006	2005

	(Dollars in thousands)

Service cost	$45,600	$43,003	$3,176	$2,788	$—	$—
Interest cost	43,369	39,755	4,927	4,435	1,392	1,006
Estimated return on plan assets	(67,533)	(60,243)	—	—	—	—
Amortization of prior service cost	(3,442)	(3,442)	(32)	(22)	(3,818)	(3,777)
Amortization of net loss	9,994	7,421	1,670	1,467	1,204	464

Net periodic benefit cost (income)	$27,988	$26,494	$9,741	$8,668	$(1,222)	$(2,307)

          BB&T makes contributions to the qualified pension plan in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. During the third quarter of 2006, the Pension Protection Act of 2006 was approved by Congress and allows Corporations to increase their contribution in 2006 and 2007 due to the increased deduction limit from 100% to 150% of the plan’s unfunded current liability. Management elected to make a discretionary contribution of $234.0 million to the qualified pension plan in the third quarter of 2006 pursuant to this change in pension law, and has made $314.0 million in discretionary contributions during the first nine months of 2006. Management currently has no plans to make any additional contributions to the qualified pension plan in 2006.

BB&T Corporation           Page 20          Third Quarter 2006 10-Q

NOTE 8. Computation of Earnings per Share

          BB&T’s basic and diluted earnings per share amounts for the three and nine month periods ended September 30, 2006 and 2005, respectively, were calculated as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

	(Dollars in thousands,except per share data)
Basic Earnings Per Share:
Weighted average number of common shares	538,911,074	547,467,864	538,578,229	547,939,700

Net income	$417,028	$442,006	$1,277,641	$1,224,195

Basic earnings per share	$.77	$.81	$2.37	$2.23

Diluted Earnings Per Share:
Weighted average number of common shares	538,911,074	547,467,864	538,578,229	547,939,700

Add:
Effect of dilutive equity awards	5,374,815	4,590,893	4,917,989	4,373,970

Weighted average number of diluted common shares	544,285,889	552,058,757	543,496,218	552,313,670

Net income	$417,028	$442,006	$1,277,641	$1,224,195

Diluted earnings per share	$.77	$.80	$2.35	$2.22

          For the three months ended September 30, 2006 and 2005, respectively, antidilutive options to purchase 252 thousand shares and 93 thousand shares of common stock were outstanding. For the first nine months of 2006 and 2005, respectively, antidilutive options to purchase 217 thousand shares and 108 thousand shares of common stock were outstanding. Antidilutive options outstanding were not included in the computation of diluted earnings per share.

NOTE 9. Comprehensive Income (Loss)

          The balances in accumulated other comprehensive loss for the periods indicated are shown in the following tables:

Accumulated Other Comprehensive Loss
September 30, 2006

	Before-Tax	Tax	After-Tax
	Amount	Benefit	Amount

	(Dollars in thousands)

Unrealized losses on securities available for sale	$(492,127)	$(179,392)	$(312,735)
Unrealized losses on cash flow hedges	(1,339)	(469)	(870)
Minimum pension liability	(7,102)	(2,741)	(4,361)

Total	$(500,568)	$(182,602)	$(317,966)

BB&T Corporation           Page 21          Third Quarter 2006 10-Q

Accumulated Other Comprehensive Loss
December 31, 2005

	Before-Tax	Tax	After-Tax
	Amount	Benefit	Amount

	(Dollars in thousands)

Unrealized losses on securities available for sale	$(533,213)	$(195,635)	$(337,578)
Unrealized losses on cash flow hedges	(21,986)	(8,487)	(13,499)
Minimum pension liability	(8,354)	(3,197)	(5,157)

Total	$(563,553)	$(207,319)	$(356,234)

          The following table summarizes total comprehensive income for the three month and nine month periods ended September 30, 2006 and 2005, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(Dollars in thousands)
Comprehensive income:
Net income	$417,028	$442,006	$1,277,641	$1,224,195
Other comprehensive income:
Net unrealized holding gains (losses) on securities	222,343	(157,251)	24,843	(179,216)
Net unrealized gains (losses) on cash flow hedges	11,485	(694)	12,629	5,999
Net change in minimum pension liability	—	—	796	(2,138)

Total comprehensive income	$650,856	$284,061	$1,315,909	$1,048,840

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

BB&T Corporation           Page 22          Third Quarter 2006 10-Q

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

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation           Page 23          Third Quarter 2006 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended September 30, 2006 and 2005

			Residential
	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

	(Dollars in thousands)

Net interest income (expense)	$656,812	$645,498	$230,426	$191,083	$(1,448)	$(789)	$5,168	$3,258	$97,409	$78,756
Net intersegment interest income (expense)	334,053	251,862	(165,223)	(129,689)	2,624	2,012	—	—	—	—

Total net interest income	990,865	897,360	65,203	61,394	1,176	1,223	5,168	3,258	97,409	78,756

Economic provision for loan and lease losses	59,878	64,161	2,531	2,472	6	—	—	—	35,795	26,107
Noninterest income	248,506	233,338	24,768	41,070	44,652	40,449	200,369	176,683	18,108	13,447
Intersegment noninterest income	104,443	107,430	—	—	—	—	—	—	—	—
Noninterest expense	358,239	311,193	12,589	13,554	49,355	32,165	165,993	140,042	42,119	34,275
Allocated corporate expenses	188,058	156,816	2,749	8,890	5,632	4,208	6,324	7,092	3,805	4,312

Income (loss) before income taxes	737,639	705,958	72,102	77,548	(9,165)	5,299	33,220	32,807	33,798	27,509

Provision for income taxes	238,449	233,256	23,746	25,694	(3,217)	1,981	11,194	12,788	12,691	8,728

Segment net income (loss)	$499,190	$472,702	$48,356	$51,854	$(5,948)	$3,318	$22,026	$20,019	$21,107	$18,781

Identifiable segment assets (period end)	$61,096,289	$55,167,379	$16,166,257	$14,350,595	$212,086	$214,836	$2,077,972	$1,976,874	$3,682,878	$2,798,864

	Investment Banking				All Other		Intersegment
	and Brokerage		Treasury		Segments (1)		Eliminations		Total Segments

	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

	(Dollars in thousands)

Net interest income (expense)	$1,548	$2,270	$(62,314)	$(2,354)	$44,833	$63,862	$—	$—	$972,434	$981,584
Net intersegment interest income (expense)	—	—	34,601	22,548	(18,170)	(12,206)	(187,885)	(134,527)	—	—

Total net interest income (expense)	1,548	2,270	(27,713)	20,194	26,663	51,656	(187,885)	(134,527)	972,434	981,584

Economic provision for loan and lease losses	—	—	—	—	999	10,929	—	—	99,209	103,669
Noninterest income	90,306	80,217	22,303	17,523	15,049	39,486	—	—	664,061	642,213
Intersegment noninterest income	—	—	—	—	—	—	(104,443)	(107,430)	—	—
Noninterest expense	80,350	68,090	2,530	1,675	24,669	24,868	—	—	735,844	625,862
Allocated corporate expenses	2,678	3,603	2,222	149	1,928	5,357	—	—	213,396	190,427

Income (loss) before income taxes	8,826	10,794	(10,162)	35,893	14,116	49,988	(292,328)	(241,957)	588,046	703,839

Provision for income taxes	3,365	3,891	1,172	6,536	1,628	16,397	(95,983)	(79,329)	193,045	229,942

Segment net income (loss)	$5,461	$6,903	$(11,334)	$29,357	$12,488	$33,591	$(196,345)	$(162,628)	$395,001	$473,897

Identifiable segment assets (period end)	$1,525,091	$1,032,240	$21,547,924	$21,786,283	$5,993,986	$6,675,208	$—	$—	$112,302,483	$104,002,279

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation           Page 24          Third Quarter 2006 10-Q

BB&T Corporation
Reportable Segments
For the Nine Months Ended September 30, 2006 and 2005

			Residential
	Banking Network		Mortgage Banking		Trust Services		Insurance Services		Specialized Lending

	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

	(Dollars in thousands)

Net interest income (expense)	$1,989,129	$1,834,193	$658,737	$540,555	$(4,284)	$(2,336)	$13,107	$7,186	$270,605	$222,505
Net intersegment interest income (expense)	899,962	782,792	(459,572)	(348,191)	7,189	5,867	—	—	—	—

Total net interest income	2,889,091	2,616,985	199,165	192,364	2,905	3,531	13,107	7,186	270,605	222,505

Economic provision for loan and lease losses	172,481	181,908	7,805	6,955	6	—	—	—	97,233	73,319
Noninterest income	721,614	653,968	86,673	91,594	128,777	115,444	577,721	500,401	51,663	37,893
Intersegment noninterest income	307,228	296,557	—	—	—	—	—	—	—	—
Noninterest expense	1,058,769	949,503	38,166	38,084	120,764	93,488	489,299	406,641	116,878	98,518
Allocated corporate expenses	556,967	463,153	8,197	26,674	16,629	12,027	18,860	21,279	11,718	12,885

Income (loss) before income taxes	2,129,716	1,972,946	231,670	212,245	(5,717)	13,460	82,669	79,667	96,439	75,676

Provision for income taxes	693,800	658,964	77,032	70,995	(1,828)	5,049	30,888	31,200	36,095	24,064

Segment net income (loss)	$1,435,916	$1,313,982	$154,638	$141,250	$(3,889)	$8,411	$51,781	$48,467	$60,344	$51,612

Identifiable segment assets (period end)	$61,096,289	$55,167,379	$16,166,257	$14,350,595	$212,086	$214,836	$2,077,972	$1,976,874	$3,682,878	$2,798,864

	Investment Banking				All Other		Intersegment
	and Brokerage		Treasury		Segments (1)		Eliminations		Total Segments

	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005

	(Dollars in thousands)

Net interest income (expense)	$4,873	$6,781	$(159,432)	$17,448	$132,115	$187,877	$—	$—	$2,904,850	$2,814,209
Net intersegment interest income (expense)	—	—	72,306	54,609	(48,705)	(33,478)	(471,180)	(461,599)	—	—

Total net interest income (expense)	4,873	6,781	(87,126)	72,057	83,410	154,399	(471,180)	(461,599)	2,904,850	2,814,209

Economic provision for loan and lease losses	—	—	—	—	3,673	28,595	—	—	281,198	290,777
Noninterest income	269,553	237,468	52,170	48,208	53,985	110,279	—	—	1,942,156	1,795,255
Intersegment noninterest income	—	—	—	—	—	—	(307,228)	(296,557)	—	—
Noninterest expense	237,295	206,971	7,062	4,604	61,039	72,994	—	—	2,129,272	1,870,803
Allocated corporate expenses	8,027	10,801	5,162	244	5,761	16,181	—	—	631,321	563,244

Income (loss) before income taxes	29,104	26,477	(47,180)	115,417	66,922	146,908	(778,408)	(758,156)	1,805,215	1,884,640

Provision for income taxes	11,312	10,020	(6,847)	22,367	12,912	49,082	(256,875)	(250,191)	596,489	621,550

Segment net income (loss)	$17,792	$16,457	$(40,333)	$93,050	$54,010	$97,826	$(521,533)	$(507,965)	$1,208,726	$1,263,090

Identifiable segment assets (period end)	$1,525,091	$1,032,240	$21,547,924	$21,786,283	$5,993,986	$6,675,208	$—	$—	$112,302,483	$104,002,279

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation           Page 25          Third Quarter 2006 10-Q

          The following table presents a reconciliation of segment results to consolidated results:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(Dollars in thousands)		(Dollars in thousands)
Net Interest Income
Net interest income from segments	$972,434	$981,584	$2,904,850	$2,814,209
Other net interest income (expense) (1)	160,783	(14,179)	472,917	135,722
Elimination of management accounting practices (2)	(143,405)	(134,644)	(396,576)	(365,438)
Other, net (3)	(52,024)	66,231	(228,582)	40,647

Consolidated net interest income	$937,788	$898,992	$2,752,609	$2,625,140

Net income
Net income from segments	$395,001	$473,897	$1,208,726	$1,263,090
Other net income (1)	104,078	41,379	286,442	175,898
Elimination of management accounting practices (2)	3,736	(28,284)	22,808	(65,232)
Other, net (3)	(85,787)	(44,986)	(240,335)	(149,561)

Consolidated net income	$417,028	$442,006	$1,277,641	$1,224,195

			September 30,	September 30,
			2006	2005

			(Dollars in thousands)
Total Assets
Total assets from segments			$112,302,483	$104,002,279
Other, net (1,3)			6,221,414	3,077,874

Consolidated total assets			$118,523,897	$107,080,153

(1)	Other net interest income (expense), other net income (loss) and other, net include amounts applicable to BB&T’s support functions that are not allocated to the reported segments.
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

NOTE 11. Equity-Based Compensation Plans

          At September 30, 2006, BB&T had options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan (“Omnibus Plan”), the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), and plans assumed from acquired entities, which are described below. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. As of September 30, 2006, the 2004 Plan is the only plan that has shares available for future grants.

          BB&T’s 2004 Plan is intended to assist the Corporation in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders. At September 30, 2006 there were 6.7 million non-qualified and qualified stock options at prices ranging from $10.90 to $50.71 and 2.5 million restricted shares and restricted share units outstanding under the 2004 Plan. The options outstanding under the 2004 Plan generally vest ratably over five years and have a ten-year term. The restricted shares and restricted share units generally vest five years from the date of grant. At September 30, 2006, there were 15.5 million shares available for future grants under the 2004 Plan.

BB&T Corporation           Page 26          Third Quarter 2006 10-Q

          BB&T’s Omnibus Plan was intended to allow BB&T to recruit and retain employees with ability and initiative and to align the employees’ interests with those of BB&T and its shareholders. At September 30, 2006, 7.3 million qualified stock options at prices ranging from $10.73 to $48.01 and 21.8 million non-qualified stock options at prices ranging from $9.52 to $53.10 were outstanding. The stock options generally vest over 3 to 5 years and have a 10-year term.

          The Directors’ Plan was intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. In 2005, the Directors’ Plan was amended and no future grants will be awarded in connection with this Plan. At September 30, 2006, options to purchase 535 thousand shares of common stock at prices ranging from $15.94 to $31.80 were outstanding pursuant to the Directors’ Plan.

          BB&T also has equity-based plans outstanding as the result of assuming the plans of acquired companies. At September 30, 2006, there were 334 thousand stock options outstanding in connection with these plans, with option prices ranging from $22.62 to $29.54.

          BB&T changed its practices regarding equity-based awards in the first quarter of 2006 and began issuing a combination of restricted share units and nonqualified stock options in connection with its incentive plans. Formerly, the Company had issued substantially all of its equity-based awards in the form of stock options.

          BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants awarded in the first nine months of 2006 and 2005, respectively:

	For the Nine Months
	Ended September 30,

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

BB&T Corporation           Page 27          Third Quarter 2006 10-Q

          BB&T measures the fair value of restricted shares based on the price of BB&T’s common stock on the grant date and the fair value of restricted share units based on the price of BB&T’s common stock on the grant date less the present value of expected dividends that are foregone during the vesting period.

          BB&T recorded $10.6 million and $131 thousand in equity-based compensation during the three months ended September 30, 2006 and 2005, respectively, and $47.2 million and $222 thousand during the nine months ended September 30, 2006 and 2005, respectively. In connection with this compensation expense, BB&T also recorded $4.1 million and $52 thousand as an income tax benefit during the three months ended September 30, 2006 and 2005, respectively, and $18.1 million and $87 thousand during the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $34.0 million and $36.5 million, respectively. The total fair value of options vested during the nine months ended September 30, 2006 was $30.1 million. As of September 30, 2006, there was $117.4 million of unrecognized compensation costs related to BB&T’s equity-based awards that is expected to be recognized over a weighted-average life of 3.5 years.

          The following table details the activity during the first nine months of 2006 related to stock options awarded by BB&T:

	For the Nine Months Ended
	September 30, 2006

		Wtd. Avg.
		Exercise
	Shares	Price

Outstanding at beginning of period	34,825,984	$34.32
Issued in purchase transactions	674,129	27.95
Granted	4,302,610	39.74
Exercised	(2,527,154)	28.80
Forfeited or expired	(666,906)	36.83

Outstanding at end of period	36,608,663	$35.16

Exercisable at end of period	20,551,362	$33.12

BB&T Corporation           Page 28          Third Quarter 2006 10-Q

          The following tables summarize information about BB&T’s stock option awards as of September 30, 2006:

					Options
	Options Outstanding				Exercisable

		Weighted-				Weighted-
		Average		Weighted-		Average		Weighted-
	Number	Remaining		Average	Number	Remaining		Average
Range of	Outstanding	Contractual		Exercise	Exercisable	Contractual		Exercise
Exercise Prices	9/30/06	Life		Price	9/30/06	Life		Price

$0.01 to $10.00	16,840	0.3	yrs	$9.52	16,840	0.3	yrs	$9.52
10.01 to 15.00	205,388	2.5		12.63	205,388	2.5		12.63
15.01 to 25.00	3,217,185	2.9		22.53	3,217,185	2.9		22.53
25.01 to 35.00	7,222,892	5.3		31.77	5,279,190	4.8		31.42
35.01 to 45.00	25,860,059	7.2		37.83	11,746,460	5.8		37.05
45.01 to 53.10	86,299	3.1		49.32	86,299	3.1		49.32

	36,608,663	6.4	yrs	$35.16	20,551,362	5.0	yrs	$33.12

Aggregate intrinsic value	$236,078,772				$174,945,953

	Options Expected to Vest

		Weighted-
		Average		Weighted-
	Number	Remaining		Average
Range of	Outstanding	Contractual		Exercise
Exercise Prices	9/30/06	Life		Price

$0.01 to $10.00	16,840	0.3	yrs	$9.52
10.01 to 15.00	205,388	2.5		12.63
15.01 to 25.00	3,217,185	2.9		22.53
25.01 to 35.00	6,919,894	5.2		31.73
35.01 to 45.00	23,323,247	7.1		37.76
45.01 to 53.10	86,299	3.1		49.32

	33,768,853	6.3	yrs	$34.94

Aggregate intrinsic value	$225,567,466

          The following table details the activity during the first nine months of 2006 related to restricted shares and restricted share units awarded by BB&T:

	For the Nine Months Ended
	September 30, 2006

		Wtd. Avg.
		Grant Date
	Shares	Fair Value

Nonvested at beginning of period	263,001	$40.27
Granted	2,322,162	31.22
Vested	(21,354)	30.74
Forfeited	(78,617)	32.26

Nonvested at end of period	2,485,192	$32.14

BB&T Corporation           Page 29          Third Quarter 2006 10-Q

          At September 30, 2006, BB&T’s restricted shares and restricted share units had a weighted-average life of 4.4 years. At September 30, 2006, management estimates that 2.1 million restricted shares and restricted share units will vest over a weighted-average life of 4.3 years.

NOTE 12. Loan Servicing

          BB&T has two classes of mortgage servicing rights for which it separately manages the economic risks: residential and commercial. Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. Commercial mortgage servicing rights were $26.3 million and $20.1 million at September 30, 2006 and December 31, 2005, respectively. Residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income on the Consolidated Statements of Income for each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to change in valuation inputs and assumptions, of its residential mortgage servicing rights. The following is an analysis of BB&T’s residential mortgage servicing rights:

Residential
Mortgage Servicing Rights
For the period ended
September 30, 2006

(Dollars in thousands)

Carrying value, January 1,	$431,213
Additions	68,930
Purchases	17,972
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	20,652
Other changes (1)	(57,928)

Carrying value, September 30,	$480,839

(1)	Represents economic amortization associated with the collection and realization of expected net servicing cash flows, expected borrower payments and the passage of time.

          The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $44.4 billion and $41.1 billion at September 30, 2006 and December 31, 2005, respectively. The unpaid principal balances of residential mortgage loans serviced for others is comprised primarily of agency conforming fixed-rate mortgage loans and totaled $27.9 billion and $25.8 billion at September 30, 2006 and December 31, 2005, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. BB&T recognized servicing fees of $75.3 million and $71.5 million during the first nine months of 2006 and 2005, respectively, as a component of mortgage banking income.

BB&T Corporation           Page 30          Third Quarter 2006 10-Q

          During the first nine months of 2006 and 2005, BB&T sold residential mortgage loans with unpaid principal balances of $3.9 billion and $3.8 billion, respectively. The pretax gains recognized during the first nine months of 2006 and 2005 were $15.1 million and $29.3 million, respectively, which were recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees. At September 30, 2006 and December 31, 2005, the approximate weighted average servicing fee was .35% of the outstanding balance of residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.90% and 5.83% at September 30, 2006 and December 31, 2005, respectively.

          At September 30, 2006, BB&T had $228.9 million of residential mortgage loans sold with limited recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $70.8 million on these mortgage loans.

          BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds, net charge-off experience and discount rates commensurate with the risks involved and are comparable to assumptions used by other market participants to value servicing rights available for sale in the market. The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions, as of the date indicated, are included in the accompanying table.

	Residential
	Mortgage Servicing Rights
	September 30, 2006

	(Dollars in thousands)

Fair Value of Residential Mortgage Servicing Rights	$480,839

Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	98.3%
Adjustable-rate mortgage loans	1.7
Total	100.0

Weighted Average Life	7.2	yrs

Prepayment Speed	12.4%
Effect on fair value of a 10% increase	$(21,180)
Effect on fair value of a 20% increase	(40,648)

Expected Credit Losses	.01%
Effect on fair value of a 10% increase	$(214)
Effect on fair value of a 20% increase	(427)

Weighted Average Discount Rate	9.79%
Effect on fair value of a 10% increase	$(14,567)
Effect on fair value of a 20% increase	(28,367)

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

Back to Index

BB&T Corporation           Page 31          Third Quarter 2006 10-Q

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

BB&T Corporation           Page 32          Third Quarter 2006 10-Q

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

BB&T Corporation           Page 33          Third Quarter 2006 10-Q

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

Back to Index

BB&T Corporation           Page 34          Third Quarter 2006 10-Q

EXECUTIVE SUMMARY

          BB&T’s total assets at September 30, 2006 were $118.5 billion, an increase of $9.4 billion, or 8.6%, from December 31, 2005. The asset category that experienced the largest increase was loans and leases, including loans held for sale, which grew $6.9 billion, or 9.2%, during the first nine months of 2006.

          Total deposits at September 30, 2006, were $80.1 billion, an increase of $5.8 billion, or 7.8%, from December 31, 2005. Long-term debt increased $3.0 billion, or 23.2%, and shorterterm borrowings increased $673.0 million, or 10.3%, during the first nine months of 2006. Total shareholders’ equity increased $604.8 million since December 31, 2005.

          Consolidated net income for the third quarter of 2006 totaled $417.0 million, a decrease of 5.7% compared to $442.0 million earned during the third quarter of 2005. On a diluted per share basis, earnings for the three months ended September 30, 2006 were $.77, compared to $.80 for the same period in 2005, a decrease of 3.8%. In the third quarter of 2006, BB&T recorded a charge related to a legal matter of $9.8 million after-tax, or $.02 per diluted share. BB&T’s results of operations for the third quarter of 2006 produced an annualized return on average assets of 1.42% and an annualized return on average shareholders’ equity of 14.39% compared to prior year ratios of 1.65% and 15.69%, respectively.

          Consolidated net income for the first nine months of 2006 totaled $1.28 billion, an increase of 4.4% compared to $1.22 billion earned during the same period in 2005. On a diluted per share basis, earnings for the first nine months of 2006 and 2005 were $2.35 and $2.22, respectively, which represents an increase of 5.9%. BB&T’s results of operations for the first nine months of 2006 produced an annualized return on average assets of 1.51% and an annualized return on average shareholders’ equity of 15.13% compared to prior year ratios of 1.58% and 14.82%, respectively.

          Results during the third quarter of 2006 reflect improvements in several key trends compared to the third quarter of 2005. Among these were strong combined loan and deposit growth, growth in noninterest income and continued excellent asset quality. BB&T’s net interest margin declined eight basis points during the third quarter compared to the second quarter of 2006 as a result of the flat yield curve environment and management’s decision earlier in 2006 to more aggressively pursue retail deposits, which has resulted in higher funding costs.

          On June 1, 2006, BB&T completed its merger with Main Street Banks, Inc. (“Main Street”), a bank holding company headquartered in Atlanta, Georgia. Main Street’s operations were merged into Branch Banking and Trust Company in September 2006. Main Street had total assets of $2.3 billion, total loans of $1.8 billion and total deposits of $1.7 billion, which contributed to the increases in these categories.

          On August 1, 2006, BB&T completed its merger with First Citizens Bancorp (“First Citizens”), a bank holding company headquartered in Cleveland, Tennessee. First Citizens had total assets, total loans and total deposits of approximately $700 million, $460 million and $550 million, respectively, which contributed to the increases in these categories.

BB&T Corporation           Page 35          Third Quarter 2006 10-Q

          On August 24, 2006, BB&T Corporation announced plans to acquire insurance premium finance company AFCO Credit Corporation and its Canadian affiliate, CAFO, Inc. The acquisition is expected to significantly strengthen BB&T’s insurance premium finance franchise in the United States, as well as provide entry into Canada – a first for BB&T. The transaction is subject to regulatory approval and is expected to be completed during the first quarter of 2007.

          On September 15, 2006, BB&T Corporation announced the merger of its banking subsidiaries, Branch Banking and Trust Company of South Carolina and Branch Banking and Trust Company of Virginia into Branch Banking and Trust Company. The merger, which is subject to regulatory approval, is expected to be completed by December 31, 2006.

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2005, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the third quarter of 2006 are further discussed in the following sections.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

Securities

          Securities available for sale totaled $20.7 billion at September 30, 2006, an increase of $950.2 million, or 4.8%, compared with December 31, 2005. Securities available for sale had net unrealized losses, net of deferred income taxes, of $312.7 million and $337.6 million at September 30, 2006 and December 31, 2005, respectively. Trading securities totaled $887.6 million, up $181.1 million, or 25.6%, compared to the balance at December 31, 2005. BB&T’s trading portfolio can fluctuate significantly from period to period based on market conditions, which affect the timing of purchases and sales of securities classified as trading.

          Average total securities for the first nine months of 2006 totaled $21.3 billion, an increase of $908.0 million, or 4.5%, compared to the average balance during the first nine months of 2005. Average total securities for the third quarter of 2006 amounted to $21.7 billion, an increase of $913.4 million, or 4.4%, compared to the average balance during the third quarter of 2005. The increase in securities was the result of a combination of factors, including an increase in funds allocated to the securities portfolio as a result of the acquisitions of Main Street and First Citizens and the securitization of approximately $210 million in mortgage loans in the fourth quarter of 2005 that were held in BB&T’s loan portfolio and subsequently transferred to the securities portfolio.

          The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the third quarter of 2006 was 4.47%, which represents an increase of 29 basis points compared to the annualized yield earned during the third quarter of 2005. For the first nine months, the annualized FTE yield was 4.40%, which represents a 27 basis point increase compared to the annualized yield earned during the same period of 2005. The fluctuations in the annualized FTE yield on the average securities portfolio were primarily the result of changes in the overall composition of the securities portfolio with a higher percentage of higher-yielding mortgage-backed securities and the replacement of certain lower-yielding securities.

BB&T Corporation           Page 36          Third Quarter 2006 10-Q

          On September 30, 2006, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of September 30, 2006, the unrealized losses on these securities totaled $554.5 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than changes in the underlying credit quality of the issuers. At September 30, 2006, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized other-than-temporary impairment in connection with these securities.

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending and mortgage lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the third quarter of 2006, average total loans were $81.0 billion, an increase of $8.3 billion, or 11.5%, compared to the same period in 2005. For the first nine months of 2006, average total loans were $78.2 billion, an increase of $7.6 billion, or 10.8%, compared to the same period in 2005.

          The following tables present the composition of average loans and leases for the third quarter and the nine months ended September 30, 2006 and 2005:

	Table 1
	Composition of Average Loans and Leases

	For the Three Months Ended
	September 30, 2006		September 30, 2005

	Balance	% of total	Balance	% of total

	(Dollars in thousands)

Commercial loans and leases	$39,964,654	49.2%	$35,424,216	48.7%
Direct retail loans	15,119,924	18.7	14,194,755	19.5
Sales finance loans	5,452,543	6.7	5,313,245	7.3
Revolving credit loans	1,338,798	1.7	1,281,964	1.8

Consumer loans	21,911,265	27.1	20,789,964	28.6

Mortgage loans	15,795,190	19.5	13,869,588	19.1
Specialized lending loans	3,373,322	4.2	2,630,756	3.6

Total average loans and leases	$81,044,431	100.0%	$72,714,524	100.0%

BB&T Corporation           Page 37          Third Quarter 2006 10-Q

	For the Nine Months Ended
	September 30, 2006		September 30, 2005

	Balance	% of total	Balance	% of total

	(Dollars in thousands)

Commercial loans and leases	$38,361,308	49.1%	$34,587,586	49.1%
Direct retail loans	14,777,404	18.9	13,925,745	19.7
Sales finance loans	5,304,404	6.8	5,181,457	7.3
Revolving credit loans	1,321,446	1.7	1,260,921	1.8

Consumer loans	21,403,254	27.4	20,368,123	28.8

Mortgage loans	15,273,524	19.5	13,137,726	18.6
Specialized lending loans	3,137,432	4.0	2,481,167	3.5

Total average loans and leases	$78,175,518	100.0%	$70,574,602	100.0%

          The slight fluctuation in the mix of the loan portfolio during the third quarter and the first nine months of 2006 compared to the same periods of 2005 was primarily due to increased growth in the mortgage portfolio, which grew at a faster pace than the consumer portfolio. The slower growth in the consumer portfolio was the result of decreased demand for home equity loans due to the increase in the prime rate, which is the primary index for most home equity loans. During the third quarter BB&T began to experience a slowdown in commercial lending, primarily in commercial real estate-related loans. However, late in the third quarter non-real estate-related commercial lending showed some signs of improvement compared to earlier in the quarter.

          The annualized FTE yields on commercial, consumer, mortgage and specialized lending subsidiary loans for the first nine months of 2006 were 7.72%, 7.16%, 5.65%, and 15.20%, respectively, resulting in an annualized yield on the total loan portfolio of 7.46%. This reflects an increase of 98 basis points in the annualized yield on the total loan portfolio during the first nine months of 2006 in comparison to 2005. The annualized FTE yield for the total loan portfolio for the third quarter of 2006 was 7.70% compared to 6.71% in the third quarter of 2005. These increases in the FTE yield on the loan portfolio were primarily the result of an increase in yield on commercial loans; as variable-rate loans were repriced and fixed-rate loans with loweryields matured and were replaced with higher-yielding loans and leases. Starting in the second half of 2004, the Federal Reserve Board began to steadily increase the intended Federal funds rate in response to an increase in economic activity and concerns about inflation. As a result, the prime rate, which is the basis for pricing many commercial and consumer loans, increased to 8.25% at September 30, 2006, compared to 6.75% at September 30, 2005. Therefore, as loans gradually reprice at higher rates or mature and are replaced with higher-yielding loans, the annualized yield of the loan portfolio is expected to increase. Evidence of this trend is visible from the changes in the interest yield for the first nine months, which improved from 6.48% in 2005 to 7.46% during the same period of 2006. The rise in short-term interest rates, however, was not matched by a similar rise in long-term interest rates. Therefore, mortgage rates, which are influenced by long-term interest rates in the marketplace, increased at a slower pace than other categories of loans compared to last year.

BB&T Corporation           Page 38          Third Quarter 2006 10-Q

Other Interest Earning Assets

          Federal funds sold and securities purchased under resale agreements totaled $339.6 million at September 30, 2006, an increase of $53.4 million, or 18.6%, compared to December 31, 2005. Interest-bearing deposits with banks increased $156.9 million, or 38.2%, compared to year-end 2005. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest earning assets was 4.07% for the first nine months of 2006, compared to 2.98% for the same period in 2005. For the third quarter of 2006, the average yield on other interest-earning assets was 4.16%, up from 3.16% in the same period last year. These higher yields were the result of the increase in the Federal funds target rate as previously discussed.

Goodwill and Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $1.3 billion from December 31, 2005 to September 30, 2006. The increase was due primarily to an increase in goodwill of $566.8 million, which resulted from the acquisitions of Main Street and First Citizens and certain contingent payments related to prior acquisitions. In addition, residential mortgage servicing rights increased $49.6 million and the cash surrender value of bank-owned life insurance increased $136.8 million, including $60.4 million related to the acquisition of Main Street, compared to December 31, 2005.

Deposits

          Client deposits generated through the BB&T branch network are the largest source of funds used to support asset growth. Deposits totaled $80.1 billion at September 30, 2006, an increase of $5.8 billion, or 7.8%, from December 31, 2005. Average deposits for the first nine months of 2006 increased $6.9 billion, or 9.9%, to $76.3 billion compared to the first nine months of 2005. The categories of deposits with the highest average rates of growth were client certificates of deposit, which increased $4.2 billion, or 23.6%; interest checking, which increased $318.7 million, or 17.9%; and other interest-bearing deposits, which increased $502.7 million, or 6.6%. In addition, noninterest-bearing deposits increased $403.9 million, or 3.2%; and other client deposits, which include money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits, increased $1.5 billion, or 5.0%, for the first nine months of 2006 compared to the same period in 2005. Average deposits for the third quarter of 2006 increased $7.0 billion, or 9.8%, compared to the same period in 2005. The increase in the third quarter of 2006 compared to 2005 was led by a $5.8 billion, or 31.9% increase in client certificates of deposit. The recent increases in the growth rates of client certificates of deposit were primarily due to a decision by management to more aggressively pursue these types of funding sources to provide for strong loan growth and to fuel organic growth initiatives.

BB&T Corporation           Page 39          Third Quarter 2006 10-Q

          The following tables present the composition of average deposits for the third quarter and the nine months ended September 30, 2006 and 2005:

	Table 2
	Composition of Average Deposits

	For the Three Months Ended
	September 30, 2006		September 30, 2005

	Balance	% of total	Balance	% of total

	(Dollars in thousands)

Noninterest-bearing deposits	$13,339,523	16.9%	$13,144,471	18.2%
Interest checking	2,164,673	2.7	1,846,994	2.6
Other client deposits	31,957,072	40.3	29,729,490	41.2
Client certificates of deposit	23,942,313	30.3	18,155,972	25.2
Other interest-bearing deposits	7,719,550	9.8	9,215,190	12.8

Total average deposits	$79,123,131	100.0%	$72,092,117	100.0%

	For the Nine Months Ended
	September 30, 2006		September 30, 2005

	Balance	% of total	Balance	% of total

	(Dollars in thousands)

Noninterest-bearing deposits	$13,125,282	17.2%	$12,721,383	18.3%
Interest checking	2,099,489	2.8	1,780,774	2.6
Other client deposits	31,169,006	40.8	29,694,505	42.8
Client certificates of deposit	21,837,614	28.6	17,672,736	25.4
Other interest-bearing deposits	8,102,648	10.6	7,599,984	10.9

Total average deposits	$76,334,039	100.0%	$69,469,382	100.0%

          The change in deposit mix is primarily due to a shift from lower yielding products, such as noninterest-bearing accounts and money rate savings accounts, to higher yielding certificates of deposit as clients began to show a preference for these items due to the higher rate environment. This also reflects management’s decision to more aggressively pursue retail deposits through BB&T’s branch delivery network, which reduces the Corporation’s reliance on other interest-bearing deposits, which consists of negotiable certificates of deposit and Eurodollar deposits. While average other interest-bearing deposits was up 6.6% for the first nine months of 2006 compared to the same period for 2005, the balance at September 30, 2006 was down $1.0 billion, or 11.1%, compared to the balance at December 31, 2005.

          For the first nine months of 2006, the annualized average rate paid on total interestbearing deposits was 3.22%, an increase of 118 basis points compared to the first nine months of 2005. For the third quarter of 2006, the annualized average rate paid on total interest-bearing deposits was 3.53% compared to 2.31% in the same period last year. These increases in the average rate paid on interest-bearing deposits resulted primarily from the higher interest rate environment that existed during the first nine months of 2006 compared to 2005, competition in the pricing of deposit products and a shift in the deposit mix to higher yield products.

BB&T Corporation           Page 40          Third Quarter 2006 10-Q

Borrowings

          While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses shorter-term borrowings as a supplementary funding source for loan growth. Shorter-term borrowings utilized by BB&T include federal funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, short-term bank notes, and short-term Federal Home Loan Bank (“FHLB”) advances. At September 30, 2006, shorter-term borrowings totaled $7.2 billion, an increase of $673.0 million, or 10.3%, compared to December 31, 2005. For the third quarter of 2006, average shorter-term borrowed funds were $6.7 billion, a decrease of $402.8 million, or 5.7%, compared to the same period of 2005. For the nine months ended September 30, 2006, average shorter-term borrowed funds decreased $504.9 million, or 6.8%, from the comparable period in 2005. The decrease in these funds was primarily due to the strong growth in deposits during the first nine months of 2006 and an increase in long term funding.

          The average annualized rate paid on shorter-term borrowed funds was 4.23% for the first nine months of 2006, an increase of 138 basis points from the average rate of 2.85% paid during the comparable period of 2005. For the third quarter of 2006, the average rate paid on shorterterm borrowings was 4.43% compared to 3.24% during the third quarter of 2005. The higher rates paid on shorter-term borrowed funds were primarily the result of the increases in the Federal funds rate over the same time periods.

          BB&T also utilizes long-term debt for a variety of funding needs, including the repurchase of common stock, and, to a lesser extent, regulatory capital. Long-term debt consists primarily of FHLB advances to BB&T’s banking subsidiaries and corporate subordinated notes. Long-term debt totaled $16.2 billion at September 30, 2006, an increase of $3.0 billion from the balance at December 31, 2005. The primary reason for the increase was the issuance of $600 million in capital securities, $500 million in medium term bank notes, $750 million in subordinated bank notes and a $1.0 billion FHLB advance. The issuances of the floating rate medium term bank notes and the FHLB advance were designed to better stratify debt maturities among short, medium and long term periods. The proceeds from the issuance of the capital securities were used primarily to repurchase shares under BB&T’s share repurchase program. The proceeds from the subordinated bank notes was used to provide for general funding needs of Branch Bank and to provide additional regulatory capital.

          The average annualized rate paid on long-term debt for the third quarter of 2006 was 5.28%, an increase of 102 basis points compared to the third quarter of 2005. For the first nine months of 2006, the average rate paid on long-term debt was 5.04% compared to 4.09% during the same period in 2005. These increases in the cost of long-term funds resulted because a portion of BB&T’s long-term borrowings were either issued as floating rate instruments or BB&T elected to swap their long-term fixed rates to floating.

Asset Quality

          BB&T’s credit quality remains outstanding. Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $331.1 million at September 30, 2006, compared to $300.1 million at December 31, 2005. As a percentage of loans and leases plus foreclosed property, nonperforming assets were ..40% at September 30, 2006 and December 31, 2005. Loans 90 days or more past due and still accruing interest totaled $86.9 million at September 30, 2006, compared to $103.4 million at year-end 2005. The increase in nonperforming assets at September 30, 2006 compared to December 31, 2005 was primarily attributable to the addition of nonperforming assets held in the loan portfolios acquired from Main Street and First Citizens.

BB&T Corporation           Page 41          Third Quarter 2006 10-Q

          BB&T’s net charge-offs totaled $54.7 million for the third quarter and amounted to .27% of average loans and leases, on an annualized basis, compared to $54.4 million, or .30% of average loans and leases, on an annualized basis, in the corresponding period in 2005. For the nine months ended September 30, 2006 and 2005, net charge-offs totaled $147.7 million and $145.9 million, respectively, and represented .25% and .28%, respectively, of average loans and leases on an annualized basis.

          The allowance for credit losses, which totaled $884.1 million and $829.8 million at September 30, 2006 and December 31, 2005, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses totaled $883.5 million at September 30, 2006, compared to $825.3 million at December 31, 2005. This amounted to 1.08% of loans and leases outstanding at September 30, 2006, compared to 1.10% at year-end 2005.

          Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

BB&T Corporation           Page 42          Third Quarter 2006 10-Q

Table 3 - 1
Asset Quality Analysis

	For the Three Months Ended

	9/30/06	6/30/06	3/31/06	12/31/05	9/30/05

	(Dollars in thousands)
Allowance For Credit Losses
Beginning balance	$870,877	$833,432	$829,770	$830,344	$827,325
Allowance for acquired (sold) loans, net	5,669	25,043	3,731	(970)	—
Provision for credit losses	62,336	57,732	47,571	69,329	57,465
Charge-offs
Commercial loans and leases	(10,339)	(7,025)	(5,407)	(20,584)	(7,440)
Direct retail loans	(11,952)	(11,638)	(10,597)	(10,293)	(20,558)
Sales finance loans	(5,007)	(5,304)	(5,610)	(8,617)	(6,874)
Revolving credit loans	(10,207)	(10,435)	(11,337)	(15,994)	(13,179)
Mortgage loans	(1,350)	(1,238)	(2,095)	(1,347)	(1,502)
Specialized lending	(30,879)	(26,306)	(27,226)	(26,923)	(23,190)

Total charge-offs	(69,734)	(61,946)	(62,272)	(83,758)	(72,743)

Recoveries
Commercial loans and leases	3,648	5,392	3,203	4,550	4,822
Direct retail loans	3,233	3,012	3,065	2,653	5,214
Sales finance loans	1,646	1,732	1,739	1,866	2,145
Revolving credit loans	3,063	2,974	2,743	2,841	2,740
Mortgage loans	95	84	144	162	340
Specialized lending	3,311	3,422	3,738	2,753	3,036

Total recoveries	14,996	16,616	14,632	14,825	18,297

Net charge-offs	(54,738)	(45,330)	(47,640)	(68,933)	(54,446)

Ending balance	$884,144	$870,877	$833,432	$829,770	$830,344

Nonperforming Assets

Nonaccrual loans and leases
Commercial loans and leases	$124,018	$125,950	$109,838	$103,804	$107,121
Direct retail loans	38,205	39,470	42,156	40,916	39,334
Sales finance loans	2,483	2,502	3,064	4,640	9,864
Revolving credit loans	203	222	177	233	304
Mortgage loans	49,817	46,705	49,643	48,126	48,301
Specialized lending	30,683	24,154	26,508	31,160	25,648

Total nonaccrual loans and leases	245,409	239,003	231,386	228,879	230,572

Foreclosed real estate	54,553	55,623	41,341	48,315	51,504
Other foreclosed property	30,555	24,304	22,895	22,420	21,692
Restructured loans	584	494	507	515	523

Total nonperforming assets	$331,101	$319,424	$296,129	$300,129	$304,291

Loans 90 days or more past due
and still accruing
Commercial loans and leases	$8,454	$18,510	$5,727	$10,413	$5,948
Direct retail loans	16,646	16,536	17,686	20,814	18,197
Sales finance loans	12,489	12,318	18,347	21,585	16,246
Revolving credit loans	6,254	5,456	4,172	4,713	4,840
Mortgage loans	36,300	32,221	28,251	38,828	33,385
Specialized lending	6,762	5,675	5,050	7,092	5,999

Total loans 90 days or more past due
and still accruing	$86,905	$90,716	$79,233	$103,445	$84,615

BB&T Corporation           Page 43          Third Quarter 2006 10-Q

Table 3 - 2
Asset Quality Ratios

	For the Three Months Ended

	9/30/06		6/30/06		3/31/06		12/31/05		9/30/05

	(Dollars in thousands)
Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases	.11%		.11%		.10%		.14%		.11%
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases	.30		.30		.30		.31		.31
Total nonperforming assets as a percentage of:
Total assets	.28		.27		.27		.27		.28
Loans and leases plus foreclosed property	.40		.40		.39		.40		.41
Net charge-offs as a percentage of
average loans and leases	.27		.23		.26		.37		.30
Allowance for loan and lease losses as a
percentage of loans and leases	1.08		1.08		1.09		1.10		1.11
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.09		1.09		1.10		1.11		1.12
Ratio of allowance for loan and lease losses to:
Net charge-offs	4.07	x	4.78	x	4.31	x	3.02	x	3.79	x
Nonaccrual and restructured loans and leases	3.59		3.63		3.59		3.60		3.54

Note: All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the third quarter of 2006 totaled $417.0 million, a decrease of $25.0 million, or 5.7%, compared to $442.0 million earned during the third quarter of 2005. On a diluted per share basis, earnings for the three months ended September 30, 2006 were $.77, a decrease of 3.8% compared to $.80 for the same period in 2005. BB&T’s results of operations for the third quarter of 2006 produced an annualized return on average assets of 1.42% and an annualized return on average shareholders’ equity of 14.39%, compared to prior year ratios of 1.65% and 15.69%, respectively.

          Consolidated net income for the first nine months of 2006 totaled $1.28 billion, an increase of 4.4%, compared to $1.22 billion earned during the same period of 2005. On a diluted per share basis, earnings for the first nine months of 2006 and 2005 were $2.35 and $2.22, respectively, which represents an increase of 5.9%. BB&T’s results of operations for the first nine months of 2006 produced an annualized return on average assets of 1.51% and an annualized return on average shareholders’ equity of 15.13% compared to prior year ratios of 1.58% and 14.82%, respectively.

BB&T Corporation           Page 44          Third Quarter 2006 10-Q

          The following table sets forth selected financial ratios for the last five calendar quarters:

Table 4
Annualized
Profitability Measures

	2006			2005

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

Return on average assets	1.42%	1.53%	1.60%	1.58%	1.65%
Return on average shareholders' equity	14.39	15.34	15.72	15.32	15.69
Net interest margin (taxable equivalent)	3.68	3.76	3.82	3.82	3.88

Merger-Related and Restructuring Activities

          Mergers and acquisitions have played an important role in the development of BB&T’s franchise. BB&T has been an active acquirer of financial institutions, insurance agencies and other nonbank fee income producing businesses for many years. BB&T recorded certain merger-related items and restructuring costs during both 2006 and 2005. During the third quarter of 2006, BB&T recorded $6.2 million in net after-tax charges primarily due to the write-off of duplicate software related to the Main Street acquisition. During the third quarter of 2005, BB&T recorded $1.1 million in net after-tax gains primarily associated with sale of duplicate facilities and the finalization of severance and other personnel-related liabilities associated with recent acquisitions. The above charges and credits are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expense.

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

          The following table presents the components of merger-related and restructuring charges or credits included in noninterest expenses. This table includes changes to previously recorded merger-related accruals and period expenses for merger-related items that must be expensed as incurred. Items that are required to be expensed as incurred include certain expenses associated with systems conversions, data processing, training, travel and other costs.

BB&T Corporation           Page 45          Third Quarter 2006 10-Q

Table 5-1

Summary of Merger-Related and Restructuring Charges (Gains)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2006	2005	2006	2005

	(Dollars in thousands)
Severance and personnel-related items	$758	$(21)	$970	$(1,419)
Occupancy and equipment	916	(1,584)	(2,418)	(3,338)
Systems conversions and related items	1,371	—	2,137	3
Marketing and public relations	748	—	1,376	—
Asset write-offs and other merger-related items	6,305	(219)	6,688	(31)

Total	$10,098	$(1,824)	$8,753	$(4,785)

          Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination or reversals of previously estimated amounts, which typically occur in corporate support and data processing functions.

          Occupancy and equipment charges or credits represent merger-related costs or gains associated with lease terminations, obsolete equipment write-offs and the sale of duplicate facilities and equipment. Credits may result when obsolete properties or equipment are sold for more than originally estimated. Systems conversions and related charges include expenses necessary to convert and combine the acquired branches and operations of merged companies. Marketing and public relations costs represent direct media advertising related to the acquisitions. The asset write-offs and other merger-related charges are composed of asset and supply inventory write-offs, litigation accruals and other similar charges.

          In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses for estimated severance and other personnel costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with an acquisition. The following table presents a summary of activity with respect to BB&T’s merger and restructuring accruals. This table includes costs reflected as expenses, as presented in the table above, and accruals recorded through purchase accounting adjustments.

	Table 5-2

	Merger Accrual Activity

	(Dollars in thousands)

			Merger-related
	Balance		and		Purchase		Balance
	January 1,	Accrued at	restructuring		price		September 30,
	2006	acquisition	charges (gains)	Utilized	adjustments	Other, net	2006

Severance and personnel-related items	$6,011	$20,174	$970	$(14,321)	$1,167	$(75)	$13,926
Occupancy and equipment	7,606	325	(2,418)	(1,207)	—	—	4,306
Systems conversions and related items	—	944	2,137	(2,642)	256	—	695
Other merger-related items	2,924	3	8,064	(2,736)	100	(5,637)	2,718

Total	$16,541	$21,446	$8,753	$(20,906)	$1,523	$(5,712)	$21,645

(1)	Primarily relates to the write-off of duplicate software related to the Main Street acquisition.

BB&T Corporation           Page 46          Third Quarter 2006 10-Q

          The remaining accruals at September 30, 2006 are related primarily to costs associated with severance payments to certain executive officers and costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future because they relate to specific contracts or legal obligations that expire in later years, or they relate to the disposal of duplicate facilities and equipment, which may take longer to complete.

          The liabilities for severance and personnel-related costs relate to severance liabilities that will be paid out based on such factors as expected termination dates, the provisions of employment contracts and the terms of BB&T’s severance plans. The remaining occupancy and equipment accruals relate to costs to exit certain leases and to dispose of excess facilities and equipment. The remaining liabilities for systems conversions and related items relate to expenses necessary to convert and combine the acquired branches and operations of merged companies. Such liabilities will be utilized upon termination of the various leases, sale of duplicate property, and conversion of systems and operations. The other merger-related liabilities relate to litigation, asset write-offs and other similar charges.

          In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at September 30, 2006 are expected to be utilized during 2006, unless they relate to specific contracts that expire in later years.

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $960.1 million for the third quarter of 2006 compared to $919.8 million for the same period in 2005, an increase of $40.3 million, or 4.4%. For the quarter ended September 30, 2006, average earning assets increased $9.4 billion, or 10.0%, compared to the same period of 2005, while average interest-bearing liabilities increased $9.8 billion, or 12.5%, and the net interest margin decreased from 3.88% in the third quarter of 2005 to 3.68% in the current quarter. The decrease in the net interest margin was caused by a combination of factors. The flattening of the yield curve in recent quarters and management’s decision to more aggressively pursue retail deposits to fund loan growth has resulted in an increase in funding costs that has outpaced the rise in yields on earning assets. In addition, the margin was negatively affected by the additional interest expense incurred in connection with BB&T’s stock repurchase program.

          For the first nine months of 2006, net interest income on an FTE basis was $2.8 billion, an increase of $131.5 million compared to $2.7 billion earned during the same period in 2005. Average earning assets for the first nine months of 2006 were $100.3 billion, an increase of 9.5% compared to the prior year average of $91.6 billion, while average interest-bearing liabilities increased $8.4 billion, or 11.0%, compared to the first nine months of 2005. The net interest margin for the first nine months of 2006 was 3.75%, a decrease of 17 basis points compared to 3.92% during the first nine months of 2005. The decline in the net interest margin for the first nine months of 2006 was largely due to the same factors that caused the decline during the third quarter as described above.

BB&T Corporation           Page 47          Third Quarter 2006 10-Q

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the third quarter and the first nine months of 2006 compared to the same periods in 2005, and the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation           Page 48          Third Quarter 2006 10-Q

Table 6-1
FTE Net Interest Income and Rate / Volume Analysis
For the Three Months Ended September 30, 2006 and 2005

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

	2006	2005	2006	2005	2006	2005	(Decrease)	Rate	Volume

	(Dollars in thousands)
Assets
Securities, at amortized cost (1):
U.S. Treasury securities	$115,046	$119,585	3.72	2.94	$1,079	$886	$193	$228	$(35)
U.S. government-sponsored entity securities (6)	11,996,631	12,015,058	4.00	3.75	119,941	112,637	7,304	7,478	(174)
Mortgage-backed securities	7,112,319	6,786,831	5.10	4.73	90,644	80,332	10,312	6,316	3,996
States and political subdivisions	595,664	687,758	6.90	6.74	10,275	11,587	(1,312)	284	(1,596)
Other securities	1,061,858	653,940	5.24	4.96	13,904	8,114	5,790	485	5,305
Trading securities	854,882	559,825	3.31	2.82	7,082	3,951	3,131	782	2,349

Total securities (5)	21,736,400	20,822,997	4.47	4.18	242,925	217,507	25,418	15,573	9,845
Other earning assets (2)	976,003	795,338	4.16	3.16	10,233	6,331	3,902	2,273	1,629
Loans and leases, net
of unearned income (1)(3)(4)(5)	81,044,431	72,714,524	7.70	6.71	1,571,500	1,227,374	344,126	194,158	149,968

Total earning assets	103,756,834	94,332,859	6.99	6.12	1,824,658	1,451,212	373,446	212,004	161,442

Non-earning assets	13,127,301	12,027,682

Total assets	$116,884,135	$106,360,541

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,164,673	$1,846,994	1.92	0.78	10,489	3,631	6,858	6,137	721
Other client deposits	31,957,072	29,729,490	2.60	1.61	209,457	120,549	88,908	79,265	9,643
Client certificates of deposit	23,942,313	18,155,972	4.32	3.03	260,844	138,642	122,202	69,956	52,246
Other interest-bearing deposits	7,719,550	9,215,190	5.36	3.47	104,325	80,667	23,658	38,375	(14,717)

Total interest-bearing deposits	65,783,608	58,947,646	3.53	2.31	585,115	343,489	241,626	193,733	47,893
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	6,720,188	7,123,027	4.43	3.24	74,974	58,169	16,805	20,256	(3,451)
Long-term debt	15,433,191	12,111,140	5.28	4.26	204,514	129,799	74,715	35,118	39,597

Total interest-bearing liabilities	87,936,987	78,181,813	3.90	2.70	864,603	531,457	333,146	249,107	84,039

Noninterest-bearing deposits	13,339,523	13,144,471
Other liabilities	4,107,509	3,857,329
Shareholders' equity	11,500,116	11,176,928

Total liabilities and
shareholders' equity	$116,884,135	$106,360,541

Average interest rate spread			3.09	3.42
Net interest margin			3.68%	3.88%	$960,055	$919,755	$40,300	$(37,103)	$77,403

Taxable equivalent adjustment					$22,267	$20,763

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Includes stock issued by the FHLB of Atlanta.

BB&T Corporation           Page 49          Third Quarter 2006 10-Q

Table 6-2
FTE Net Interest Income and Rate / Volume Analysis
For the Nine Months Ended September 30, 2006 and 2005

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to

	2006	2005	2006	2005	2006	2005	(Decrease)	Rate	Volume

	(Dollars in thousands)
Assets
Securities, at amortized cost (1):
U.S. Treasury securities	$121,351	$122,215	3.34	3.08	$3,027	$2,818	$209	$229	$(20)
U.S. government-sponsored entity securities (6)	11,955,395	12,459,327	3.97	3.76	355,985	351,029	4,956	19,460	(14,504)
Mortgage-backed securities	6,761,873	5,920,978	4.92	4.70	249,455	208,910	40,545	10,086	30,459
States and political subdivisions	616,798	709,043	6.85	6.71	31,705	35,657	(3,952)	761	(4,713)
Other securities	981,079	624,946	5.48	4.76	40,311	22,308	18,003	3,768	14,235
Trading securities	823,923	515,944	3.30	2.43	20,389	9,392	10,997	4,109	6,888

Total securities (5)	21,260,419	20,352,453	4.40	4.13	700,872	630,114	70,758	38,413	32,345
Other earning assets (2)	908,187	691,686	4.07	2.98	27,675	15,400	12,275	6,636	5,639
Loans and leases, net
of unearned income (1)(3)(4)(5)	78,175,518	70,574,602	7.46	6.48	4,364,571	3,422,568	942,003	550,437	391,566

Total earning assets	100,344,124	91,618,741	6.78	5.93	5,093,118	4,068,082	1,025,036	595,486	429,550

Non-earning assets	12,484,037	11,903,874

Total assets	$112,828,161	$103,522,615

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,099,489	$1,780,774	1.71	0.68	26,779	9,099	17,680	15,800	1,880
Other client deposits	31,169,006	29,694,505	2.31	1.41	538,671	313,499	225,172	208,905	16,267
Client certificates of deposit	21,837,614	17,672,736	4.01	2.77	655,444	365,889	289,555	189,945	99,610
Other interest-bearing deposits	8,102,648	7,599,984	4.95	3.09	299,879	175,584	124,295	111,985	12,310

Total interest-bearing deposits	63,208,757	56,747,999	3.22	2.04	1,520,773	864,071	656,702	526,635	130,067
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	6,970,893	7,475,829	4.23	2.85	220,615	159,181	61,434	72,835	(11,401)
Long-term debt	14,131,826	11,703,066	5.04	4.09	533,679	358,233	175,446	93,005	82,441

Total interest-bearing liabilities	84,311,476	75,926,894	3.61	2.43	2,275,067	1,381,485	893,582	692,475	201,107

Noninterest-bearing deposits	13,125,282	12,721,383
Other liabilities	4,104,826	3,829,448
Shareholders' equity	11,286,577	11,044,890

Total liabilities and
shareholders' equity	$112,828,161	$103,522,615

Average interest rate spread			3.17	3.50
Net interest margin			3.75%	3.92%	$2,818,051	$2,686,597	$131,454	$(96,989)	$228,443

Taxable equivalent adjustment					$65,442	$61,457

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Includes stock issued by the FHLB of Atlanta.

BB&T Corporation           Page 50          Third Quarter 2006 10-Q

Provision for Credit Losses

          The provision for credit losses totaled $62.3 million for the third quarter of 2006, compared to $57.5 million for the third quarter of 2005. For the first nine months of 2006 the provision for credit losses totaled $167.6 million, an increase of $19.7 million, or 13.3%, compared to the provision of $147.9 million for the same period in 2005. The increase in the provision for credit losses was driven primarily by growth in the lending portfolio compared to last year. Net charge-offs were .27% of average loans and leases for the third quarter compared to .30% of average loans and leases for the same period in 2005. The allowance for loan and lease losses was 1.08% of loans and leases outstanding and was 3.59x total nonaccrual and restructured loans and leases at September 30, 2006, compared to 1.11% and 3.54x, respectively, at September 30, 2005.

Noninterest Income

          Noninterest income as a percentage of total revenues has increased in recent years due to BB&T’s emphasis on growing and expanding its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended September 30, 2006 totaled $660.2 million, compared to $605.1 million for the same period in 2005, an increase of $55.1 million, or 9.1%. For the nine months ended September 30, 2006, noninterest income totaled $1.9 billion, an increase of $212.4 million, or 12.4%, compared to the same period in 2005. The growth in noninterest income was primarily attributable to commissions from BB&T’s insurance operations, other nondeposit fees and commissions and investment banking and brokerage fees and commissions. The overall growth in noninterest income also reflects the impact of acquisitions.

          Insurance commissions, which have become BB&T’s largest source of noninterest income, totaled $207.8 million for the third quarter of 2006, an increase of $24.9 million, or 13.6%, compared to the same three month period of 2005. For the first nine months of 2006, insurance commissions totaled $598.4 million, up $81.6 million, or 15.8%, compared to the same period last year. The increase in insurance revenues for the quarter and the first nine months of 2006 was primarily the result of growth in commissions from the sale of property and casualty coverage, and improved sales of employee benefits-related insurance products. This growth includes the acquisition of several insurance agencies during 2005 and the acquisition of Main Street’s insurance subsidiary in June 2006.

          Service charges on deposits totaled $138.0 million for the third quarter of 2006, down $3.1 million, compared to the third quarter of 2005. For the first nine months of 2006, service charges on deposits totaled $407.3 million, an increase of $6.3 million, or 1.6%, compared to the same period in 2005. The decrease during the quarter was primarily attributable to a decline in monthly account service fees due to an increase in free checking accounts and free online services. For the first nine months of 2006, higher revenues from overdraft items outpaced the decline in monthly account service fees due to the migration to free checking accounts and free online services and the higher earnings credit paid during the first nine months of 2006 compared to the same period last year.

BB&T Corporation           Page 51          Third Quarter 2006 10-Q

          Investment banking and brokerage fees and commissions totaled $82.7 million for the third quarter of 2006, an increase of $12.7 million, or 18.1%, from $70.0 million earned in the third quarter of 2005. For the first nine months of 2006, investment banking and brokerage fees and commissions totaled $242.2 million, up $22.3 million, or 10.1%, compared to the same period last year. The increase during the third quarter and the nine months ended September 30, 2006, was primarily attributable to an increase in investment banking fees and commissions generated by BB&T Capital Markets, a division of Scott & Stringfellow.

          Mortgage banking income totaled $22.6 million in the third quarter of 2006, a decrease of $13.2 million, compared to $35.8 million earned in the third quarter of 2005. The decrease in net mortgage banking income was largely the result of fluctuations in the fair value of residential mortgage servicing rights and the related derivative hedge. In addition, residential mortgage production revenues declined due to lower margins on loan sales as a result of increased competition. As a partial offset to the decrease in residential mortgage banking income, revenues from commercial mortgage banking, net of amortization of mortgage servicing rights, increased $3.5 million, or 68.7%, compared to the same period in 2005. The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the third quarters of 2006 and 2005:

BB&T Corporation           Page 52          Third Quarter 2006 10-Q

Table 7-1
Mortgage Banking Income and Related Statistical Information

	For the Three Months Ended
	September 30,

Mortgage Banking Income	2006	2005

	(Dollars in thousands)

Residential mortgage production income	$9,877	$18,718

Residential Mortgage Servicing:
Residential mortgage servicing fees	25,350	24,457

Residential mortgage servicing rights decrease in fair value
due to change in valuation inputs or assumptions	(40,620)	—
Mortgage servicing rights valuation recapture	—	66,666
Mortgage servicing rights derivative gains (losses)	40,080	(55,632)

Net	(540)	11,034

Amortization of residential mortgage servicing rights	—	(23,409)
Decrease in fair value of residential mortgage servicing rights (1)	(20,575)	—

Total residential mortgage servicing income	4,235	12,082

Total residential mortgage banking income	14,112	30,800

Commercial mortgage banking revenues	9,397	5,656
Amortization of commercial mortgage servicing rights	(893)	(616)

Total commercial banking income	8,504	5,040

Total mortgage banking income	$22,616	$35,840

	As of / For the Three Months Ended
	September 30,

Mortgage Banking Statistical Information	2006	2005

	(Dollars in millions)

Residential mortgage originations	$2,461	$3,130
Residential mortgage loans serviced for others	27,871	25,953
Residential mortgage loan sales	1,489	1,444

Commercial mortgage originations	$593	$387
Commercial mortgage loans serviced for others	8,857	7,095

(1)	Represents economic amortization associated with the collection and realization of expected net servicing cash flows, expected borrower payments and the passage of time.

BB&T Corporation           Page 53          Third Quarter 2006 10-Q

          For the first nine months of 2006, mortgage banking income totaled $84.0 million, an increase of $5.6 million, or 7.2%, compared to the same period of 2005. The increase in net mortgage banking income was primarily the result of increased revenues from BB&T’s commercial mortgage banking division, which increased $12.1 million, or 95.6%, compared to the first nine months of 2005. This increase was partially offset by a decline in residential mortgage banking income. The following table provides a breakdown of the various components of mortgage banking income for the nine month periods ended September 30, 2006 and 2005, respectively:

Table 7-2
Mortgage Banking Income and Related Statistical Information

	For the Nine Months Ended
	September 30,

Mortgage Banking Income	2006	2005

	(Dollars in thousands)

Residential mortgage production income	$34,829	$47,334

Residential Mortgage Servicing:
Residential mortgage servicing fees	75,260	71,470

Residential mortgage servicing rights increase in fair value
due to change in valuation inputs or assumptions	20,652	—
Mortgage servicing rights valuation recapture	—	56,584
Mortgage servicing rights derivative losses	(13,627)	(43,770)

Net	7,025	12,814

Amortization of residential mortgage servicing rights	—	(65,927)
Decrease in fair value of residential mortgage servicing rights (1)	(57,928)	—

Total residential mortgage servicing income	24,357	18,357

Total residential mortgage banking income	59,186	65,691

Commercial mortgage banking revenues	27,499	14,546
Amortization of commercial mortgage servicing rights	(2,646)	(1,837)

Total commercial banking income	24,853	12,709

Total mortgage banking income	$84,039	$78,400

	For the Nine Months Ended
	September 30,

Mortgage Banking Statistical Information	2006	2005

	(Dollars in millions)

Residential mortgage originations	$7,426	$8,078
Residential mortgage loan sales	3,891	3,791

Commercial mortgage originations	$1,925	$986

(1)	Represents economic amortization associated with the collection and realization of expected net servicing cash flows, expected borrower payments and the passage of time.

BB&T Corporation           Page 54          Third Quarter 2006 10-Q

          Other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $115.0 million for the third quarter of 2006, an increase of $17.7 million, or 18.3%, compared to the third quarter of 2005. For the nine months ended September 30, 2006, other nondeposit fees and commissions, including bankcard fees and merchant discounts, totaled $328.1 million, up $58.9 million, or 21.9%, from the same period in 2005. The principal drivers of the third quarter increase were check card and debit card interchange fees, bankcard income and official check outsourcing fees, which increased $7.8 million, $1.7 million and $1.5 million, respectively, compared to the same period in 2005. The 21.9% increase for the first nine months of 2006 was primarily driven by the same factors as the quarter, including increases in check card and debit card interchange fees, bankcard income and official check outsourcing fees of $20.6 million, $8.5 million and $4.7 million, respectively.

          Trust income totaled $39.7 million for the third quarter of 2006, an increase of $3.1 million, or 8.6%, compared to the third quarter of 2005. For the nine months ended September 30, 2006, trust income totaled $114.5 million, up $10.8 million, or 10.4%, compared to the same period in 2005. Trust revenues are based on the types of services provided as well as the overall market value of assets managed, which is affected by market conditions. The increase in trust income for the third quarter of 2006 was primarily from growth in wealth management income and institutional trust service fees. The increase for the first nine months of 2006 was due to similar factors, as well as higher asset management fees as a result of the acquisition of a majority stake in Sterling Capital Management, LLC, on April 1, 2005.

          Other income totaled $54.3 million for the third quarter of 2006, an increase of $13.0 million, or 31.4%, compared to the third quarter of 2005. For the first nine months of 2006, other income totaled $144.2 million, an increase of $26.8 million compared to the first nine months of 2005. The increase during the third quarter of 2006 resulted primarily from a fair market value gain, net of derivative adjustment, of $2.4 million on the trading security associated with the tender option bond program and additional income of $5.6 million related to client derivative activities. The increase in other income for the first nine months of 2006 compared to 2005 resulted primarily from the same factors that caused the increase in the third quarter, as well as a $12.6 million gain on the sale of an investment held by a majority-owned small business investment company that invests in debt and equity securities of qualifying small businesses recorded during the first quarter of 2006.

Noninterest Expense

          Noninterest expenses totaled $915.5 million for the third quarter of 2006, compared to $786.5 million for the same period a year ago, an increase of $129.0 million, or 16.4%. For the first nine months of 2006, noninterest expenses totaled $2.6 billion, an increase of $245.8 million, or 10.5%, compared to the same period in 2005. Noninterest expenses for the third quarter and the first nine months of 2006 include $10.1 million and $8.8 million, respectively, in net pre-tax merger-related charges. Noninterest expenses for the third quarter and the first nine months of 2005 include $1.8 million and $4.8 million, respectively, in net pre-tax merger-related credits.

BB&T Corporation           Page 55          Third Quarter 2006 10-Q

          Personnel expense, the largest component of noninterest expense, was $524.1 million for the current quarter compared to $451.3 million for the same period in 2005, an increase of $72.9 million, or 16.2%. This increase was attributable to higher incentive compensation expenses and salaries and wages, which increased $15.1 million and $40.2 million, respectively, compared to the third quarter last year. In addition, BB&T began recognizing expense for equity-based compensation on January 1, 2006, as required with the adoption of SFAS No. 123(R), and recorded $10.6 million of expense during the current quarter. Incentive compensation increased primarily as a result of growth in BB&T’s insurance services operations. Salaries and wages increased as a result of the higher number of full-time equivalent employees in the current quarter compared to last year, due in part to the acquisitions of Main Street, First Citizens and several insurance and nonbank financial services companies since the end of the third quarter of 2005. For the first nine months of 2006, personnel expense totaled $1.5 billion compared to $1.3 billion in 2005, an increase of $226.6 million, or 17.2%. The increase resulted primarily from the same factors as the quarterly increase, including higher incentive compensation expenses and salaries and wages, which increased $61.6 million and $110.7 million, respectively. In addition, BB&T recorded $47.2 million in expense for equity-based compensation during the first nine months of 2006.

          Occupancy and equipment expense for the three months ended September 30, 2006 totaled $113.8 million, compared to $105.7 million for the third quarter of 2005, representing an increase of $8.1 million, or 7.7%. For the first nine months of 2006, occupancy and equipment expense totaled $331.3 million, a decrease of $28.2 million, or 7.8%, compared to 2005. The increase for the third quarter of 2006 was primarily related to additional rent related to the acquisitions of Main Street and First Citizens. The decrease for the first nine months of 2006 was primarily related to a $44.0 million pre-tax non-cash lease adjustment that was recorded in the second quarter of 2005 to account for escalating lease payments and the amortization of leasehold improvements.

          The amortization of intangible assets totaled $26.8 million for the current quarter, a slight increase compared to $26.5 million incurred in the third quarter of 2005. For the nine months ended September 30, 2006, amortization of intangible assets totaled $77.1 million, a decrease of $6.1 million compared to the same period last year.

          Other noninterest expenses, including professional services, totaled $240.7 million for the current quarter, an increase of $35.8 million, or 17.5%, compared to the same period of 2005. The increase included a $15.0 million charge related to a legal matter and a $5.6 million increase in professional services as compared to the same period last year. The increase in professional fees was primarily attributable to legal fees and consulting fees. For the first nine months of 2006, other noninterest expenses, including professional services, totaled $633.4 million, up $40.0 million, or 6.7%, compared to the same period in 2005. The principal reasons for the increase are the same as for the quarter, including the legal matter of $15.0 million, an increase of $21.3 million in professional services and an increase of $11.4 million in advertising and marketing expenses. These increases were offset by a $28.2 million pre-tax gain on the sale of duplicate facilities during the first quarter of 2006.

BB&T Corporation           Page 56          Third Quarter 2006 10-Q

          The effective management of noninterest operating costs is another key contributor to BB&T’s financial success, especially as BB&T becomes a larger and more diverse company. In 2004, management announced plans to implement cost savings and revenue enhancement initiatives with the goal of producing $175 million in combined annual cost savings and revenue enhancements. Implementation of the initiatives began in the fourth quarter of 2004, and management projected that approximately $60 million of the goal would be realized in 2005 pursuant to this effort. Management estimates that approximately $75 million in cost savings and revenue enhancements were achieved during 2005 and $48 million during the first nine months of 2006. Management currently estimates that substantially all of the $175 million of annual benefits will be achieved by mid-year 2007.

Provision for Income Taxes

          The provision for income taxes totaled $203.1 million for the third quarter of 2006, a decrease of $15.0 million compared to the same period of 2005, primarily due to lower pretax income in the current quarter compared to the third quarter last year. BB&T’s effective income tax rates for the third quarters of 2006 and 2005 were 32.8% and 33.0%, respectively. For the nine months ended September 30, 2006, the provision for income taxes totaled $632.1 million, an increase of $20.9 million, or 3.4%, compared to the same period of 2005. The increased tax provision for the first nine months of 2006 compared to 2005 was primarily the result of higher pretax income. BB&T’s effective income tax rates for the first nine months of 2006 and 2005 were 33.1% and 33.3%, respectively.

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

          BB&T continually monitors and evaluates the potential impact of current events and circumstances, including changes in tax laws and regulations and financial reporting considerations, on the estimates and assumptions used in the analysis of its income tax positions. This evaluation takes into consideration the status of current Internal Revenue Service (“IRS”) examinations of BB&T’s tax returns, recent positions taken by the IRS on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. These evaluations may result in adjustments to BB&T’s provision for income taxes that could result in periodic fluctuations in BB&T’s effective tax rate.

BB&T Corporation           Page 57          Third Quarter 2006 10-Q

          In the normal course of business, BB&T is subject to examinations from various tax authorities. The results of these examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. During 2003, the IRS concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1996, 1997 and 1998. Following their examination, the IRS issued a Revenue Agent Report assessing taxes and interest in the amount of $59.3 million related to BB&T’s income tax treatment of certain leveraged lease transactions which were entered into during the years under examination. The assessment, which was paid by BB&T during 2003, did not significantly affect BB&T’s consolidated results of operations in 2003 as it related primarily to differences in the timing of income recognition and deductions for income tax purposes for which deferred taxes had been previously provided. BB&T filed a refund request for the taxes and interest related to this matter, which was denied by the IRS during the second quarter of 2004. Early in the fourth quarter of 2004, BB&T filed a lawsuit in the United States District Court for the Middle District of North Carolina to pursue a refund of $3.3 million in taxes plus interest assessed by the IRS related to a leveraged lease transaction entered into during 1997. During the second quarter of 2006, BB&T filed a second lawsuit to pursue a refund of the remaining $56.0 million in taxes, plus interest, assessed by the IRS related to similar leveraged lease transactions entered into during 1998. Also during the second quarter of 2006, the IRS concluded its examination of BB&T’s federal income tax returns for the years ended December 31, 1999, 2000, 2001 and 2002. Following their examination, the IRS issued a Notice of Proposed Adjustments which would result in an increase in taxes of $662.0 million related to BB&T’s income tax treatment of certain leveraged lease transactions that were entered into during the years under examination. BB&T has filed a protest to the proposed adjustment with the IRS Appeals Office. Regardless of the outcome of the appeal, the proposed adjustment will not significantly affect BB&T’s consolidated results of operations as it relates primarily to differences in the timing of income recognition and deductions for income tax purposes for which deferred taxes have been previously provided. Management continues to believe that BB&T’s treatment of its leveraged lease transactions was appropriate and in compliance with the tax laws and regulations applicable to the years examined.

          During the third quarter of 2006, BB&T made a deposit with the IRS under Revenue Procedure 2005-18, as provided in Internal Revenue Code §6603, for $1.2 billion, which equaled the amount of taxes and interest on the proposed adjustments for the years 1999-2002, as well as taxes and interest for similar transactions through December 31, 2005. This amount does not represent a payment of the proposed adjustment or the estimated amounts for the years 2003 through 2005, nor does it reflect any change in management’s beliefs with respect to BB&T’s treatment of leveraged leases, but it is a deposit that will preclude the accrual of additional interest. Management placed this deposit with the IRS in light of the timing of BB&T’s trial date with the IRS, which was scheduled for October 2006. Late in the third quarter, BB&T learned that the trial date with the IRS would be postponed and; therefore, management reassessed the benefits of the deposit in light of the funding cost, and has taken steps to withdraw the deposit.

          Management continues to evaluate its alternatives with regard to leveraged lease transactions and the impact that recently issued accounting pronouncements will have on BB&T’s financial statements. Please refer to Note 1 of the consolidated financial statements for additional disclosures regarding the potential impacts of FSP FAS 13-2 and FIN 48.

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

BB&T Corporation           Page 58          Third Quarter 2006 10-Q

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

BB&T Corporation           Page 59          Third Quarter 2006 10-Q

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

Table 8
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical

			Percentage Change in
Linear	Prime Rate		Net Interest Income

Change in	September 30,		September 30,

Prime Rate	2006	2005	2006		2005

3.00%	11.25%	9.75%	(2.52	) %	1.24%
1.50	9.75	8.25	(1.77)		0.83
No Change	8.25	6.75	--		--
(1.50)	6.75	5.25	0.89		(1.37)
(3.00)	5.25	3.75	0.79		(2.13)

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

BB&T Corporation           Page 60          Third Quarter 2006 10-Q

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On September 30, 2006, BB&T had derivative financial instruments outstanding with notional amounts totaling $25.1 billion. The estimated net fair value of open contracts was $(25.8 million) at September 30, 2006. This compares to $23.7 billion in notional derivatives with a fair value of $(10.6 million) at December 31, 2005. The majority of the decrease in fair value relates to interest-rate swaps hedging the fair value of certain issuances of BB&T’s long-term debt.

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with derivatives dealers that are national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T frequently has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative contracts at September 30, 2006 was not material.

BB&T Corporation           Page 61          Third Quarter 2006 10-Q

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at September 30, 2006 and December 31, 2005:

Table 9-1
Derivative Classifications and Hedging Relationships

	September 30, 2006

	Notional	Fair Value

	Amount	Gain	Loss

	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$3,250,000	$9,204	$(21,459)
Hedging institutional certificates of deposit and other time
deposits	750,000	—	—
Hedging medium term bank notes	1,500,000	20,954	—

Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	3,900,000	52,018	(98,026)
Hedging institutional certificates of deposit	150,000	—	(29)

Derivatives not designated as hedges	15,504,319	83,396	(71,821)

Total	$25,054,319	$165,572	$(191,335)

	December 31, 2005

	Notional	Fair Value

	Amount	Gain	Loss

	(Dollars in thousands)
Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$1,500,000	$—	$(18,330)
Hedging institutional certificates of deposit, other time
deposits and federal funds purchased	1,250,000	50	—
Hedging medium term bank notes	1,500,000	26,297	—

Derivatives Designated as Fair Value Hedges:
Hedging business loans	3,117	—	(10)
Hedging long-term debt	3,400,000	32,140	(58,257)

Derivatives not designated as hedges	16,026,855	38,222	(30,712)

Total	$23,679,972	$96,709	$(107,309)

BB&T Corporation           Page 62          Third Quarter 2006 10-Q

Table 9-2
Derivative Financial Instruments

	September 30, 2006		December 31, 2005

		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)

Receive fixed swaps	$6,605,495	$(23,924)	$4,611,587	$(28,762)
Pay fixed swaps	3,777,053	(13)	2,798,228	25,985
Forward starting receive fixed swaps	1,223,000	(7,497)	740,000	(18,729)
Basis swaps	100,000	(210)	—	—
Caps, floors and collars	3,716,802	7,899	2,426,361	(1,075)
Foreign exchange contracts	283,339	(105)	339,222	377
Futures contracts	173,400	(74)	15,200	(8)
Interest rate lock commitments	679,843	1,964	450,334	1,325
Forward commitments	1,142,240	(5,300)	740,040	(4,080)
Swaptions	2,400,000	(7,334)	6,394,000	(628)
When-issued securities and forward
rate agreements	4,330,000	9,032	2,700,000	5,058
Options on contracts purchased	475,731	3,454	2,445,000	9,965
Options on contracts sold	147,416	(3,655)	10,000	—
Commercial mortgage index swap	—	—	10,000	(28)

Total	$25,054,319	$(25,763)	$23,679,972	$(10,600)

          BB&T’s receive fixed swaps had weighted average receive rates of 4.82% and 4.74% and weighted average pay rates of 5.20% and 4.28% at September 30, 2006 and December 31, 2005, respectively. In addition, BB&T’s pay fixed swaps had weighted average receive rates of 5.22% and 4.29% and weighted average pay rates of 4.42% and 3.97%, at September 30, 2006 and December 31, 2005, respectively.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance SheetArrangements
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

Back to Index

BB&T Corporation           Page 63          Third Quarter 2006 10-Q

CAPITAL ADEQUACY AND RESOURCES

          The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. BB&T’s principal goals related to the maintenance of capital are to provide adequate capital to support BB&T’s comprehensive risk profile, to preserve a sufficient capital base from which to support future growth, to provide a competitive return to shareholders, to comply with regulatory standards and to achieve optimal credit ratings for BB&T Corporation and its subsidiaries.

          Management regularly monitors the capital position of BB&T Corporation on a consolidated basis. In this regard, management’s overriding policy is to maintain capital at levels that will result in BB&T being classified as “well-capitalized” for regulatory purposes and to maintain sufficient capital relative to the Corporation’s level of risk. Secondarily, it is management’s intent to maintain consolidated capital levels that result in regulatory risk-based capital ratios that are generally comparable with BB&T’s peers of similar size, complexity and risk profile. Further, management particularly monitors and intends to maintain the following minimum capital ratios:

Tier 1 Leverage Capital Ratio	7.00%
Tangible Capital Ratio	5.50%
Tier 1 Capital Ratio	8.50%
Total Capital Ratio	12.00%

          While nonrecurring events or management decisions may result in the Corporation temporarily falling below its minimum guidelines for one or more of these ratios, it is management’s intent through capital planning to return to these targeted minimums within a reasonable period of time. Such temporary decreases below these minimums will not be considered an infringement of BB&T’s overall capital policy provided the Corporation and the subsidiary banks remain “well-capitalized.”

          Total shareholders’ equity was $11.7 billion at September 30, 2006, compared to $11.1 billion at December 31, 2005. BB&T’s book value per common share at September 30, 2006 was $21.70, compared to $20.49 at December 31, 2005. BB&T’s tangible shareholders’ equity was $6.4 billion at September 30, 2006, a slight increase compared to December 31, 2005. BB&T’s tangible book value per common share at September 30, 2006 was $11.90 compared to $11.76 at December 31, 2005.

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

BB&T Corporation           Page 64          Third Quarter 2006 10-Q

          Tier 1 capital is required to be at least 4% of risk-weighted assets, and total capital (the sum of Tier 1 capital, a qualifying portion of the allowance for credit losses and qualifying subordinated debt) must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier 1 capital. In addition, the federal banking agencies, including the Federal Reserve Board and the FDIC, are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. The law establishes five capital categories for insured depository institutions for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well-capitalized” under these standards, an institution must maintain a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 6% or greater; a leverage capital ratio of 5% or greater; and must not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. BB&T and each of the Banks are classified as “well-capitalized.”

          In addition to the risk-based capital measures described above, regulators also have established minimum leverage capital requirements for banking organizations. This is calculated by dividing period-end Tier 1 capital by average tangible assets for the most recent quarter. The minimum required Tier 1 leverage ratio ranges from 3% to 5% depending upon Federal bank regulatory agency evaluation of an organization’s overall safety and soundness. BB&T’s regulatory capital ratios for the last five calendar quarters are set forth in the following table:

Table 10
Capital Ratios

	2006			2005

	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter

Risk-based capital ratios:
Tier 1 capital	9.2%	9.1%	9.0%	9.3%	9.5%
Total capital	14.6	13.7	14.0	14.4	14.9
Tier 1 leverage ratio	7.2	7.3	7.0	7.2	7.3
Tangible Equity Ratio	5.7	5.3	5.9	6.1	6.3

   Share Repurchase Activity

          BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

          On June 27, 2006, BB&T’s Board of Directors granted authority under a new plan (the “2006 Plan”) for the repurchase of up to 50.0 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 plan also authorizes the repurchase of the remaining 1.1 million shares from the previous authorization. The 2006 plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors.

BB&T Corporation           Page 65          Third Quarter 2006 10-Q

          As of September 30, 2006, BB&T had 51.1 million shares remaining under the current authorization. The following table presents the common stock repurchases made by BB&T during the third quarter of 2006:

Table 11
Share Repurchase Activity

	2006

				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan

July 1-31	1,352	$41.62	—	51,139,497
August 1-31	6,314	42.66	—	51,139,497
September 1-30	2,162	42.93	—	51,139,497

Total	9,828	$42.57	—	51,139,497

(1)	Repurchases include shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.
(2)	Excludes commissions.

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

BB&T Corporation           Page 66          Third Quarter 2006 10-Q

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

Back to Index

Item 1A. Risk Factors

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of risk factors relating to BB&T’s business.

Back to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          (c) Please refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Back to Index

BB&T Corporation           Page 67          Third Quarter 2006 10-Q

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

BB&T CORPORATION
(Registrant)

Date: November 2, 2006	By: /s/ Christopher L. Henson
Christopher L. Henson, Senior Executive Vice
President and Chief Financial Officer

Date: November 2, 2006	By: /s/ Edward D. Vest
Edward D. Vest, Executive Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation           Page 68          Third Quarter 2006 10-Q

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

Back to Index

BB&T Corporation           Page 69          Third Quarter 2006 10-Q