Form 10-K
period 2006-12-31
BB&T CORP
filed 2007-02-27
CIK 92230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended:

December 31, 2006

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

At January 31, 2007, the Corporation had 541,986,233 shares of its Common Stock, $5 par value, outstanding. The aggregate market value of voting stock held by nonaffiliates of the Corporation is approximately $22.4 billion (based on the closing price of such stock as of June 30, 2006.)

Portions of the Proxy Statement of the Registrant for the Annual Meeting of Shareholders to be held on April 24, 2007, are incorporated by reference in Part III of this report.

CROSS REFERENCE INDEX

*	The information required by Item 10 is incorporated herein by reference to the information that appears under the headings “Proposal 1—Election of Directors”, “Corporate Governance Matters” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

The information required by Item 11 is incorporated herein by reference to the information that appears under the headings “Compensation Discussion and Analysis”, “Compensation of Executive Officers”, “Compensation Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation of Directors” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

The information required by Item 12 is incorporated herein by reference to the information that appears under the headings “Security Ownership” and “Compensation of Executive Officers—Equity Compensation Plan Information” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

The information required by Item 13 is incorporated herein by reference to the information that appears under the headings “Corporate Governance Matters”, “Compensation Committee Interlocks and Insider Participation”, “Compensation of Directors”, and “Transactions with Executive Officers and Directors” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

The information required by Item 14 is incorporated herein by reference to the information that appears under the headings “Fees to Auditors” and “Corporate Governance Matters—Audit Committee Pre-Approval Policy” in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders.

OVERVIEW AND DESCRIPTION OF BUSINESS

General

BB&T Corporation (“BB&T”, “the Company” or “the Corporation”), is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its business operations primarily through its commercial bank subsidiary, Branch Banking and Trust Company (“Branch Bank”), which has offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Indiana and Washington, D.C. In addition, BB&T’s operations consist of several nonbank subsidiaries, which offer financial services products. Substantially all of the loans by BB&T’s bank and nonbank subsidiaries are to businesses and individuals in these market areas. BB&T’s principal assets are all of the issued and outstanding shares of common stock of Branch Bank and its other subsidiaries.

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

•	legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which BB&T is engaged;

•	local, state or federal taxing authorities may take tax positions that are adverse to BB&T;

•	adverse changes may occur in the securities markets;

•	competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T;

•	costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected;

•	expected cost savings associated with completed mergers may not be fully realized or realized within the expected time frames; and

•	deposit attrition, customer loss or revenue loss following completed mergers may be greater than expected.

Risk Factors Relating to BB&T’s Business

Changes in national and local economic conditions could lead to higher loan charge-offs and reduce BB&T’s net income and growth.

BB&T’s business is subject to periodic fluctuations based on national and local economic conditions. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on the Company’s operations and financial condition even if other favorable events occur. BB&T’s banking operations are locally oriented and community-based. Accordingly, the Company expects to continue to be dependent upon local business conditions as well as conditions in the local residential and commercial real estate markets it serves. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities BB&T serves. Weakness in BB&T’s market area could depress the Company’s earnings and consequently the financial condition of the Company because:

•	customers may not want or need BB&T’s products or services;

•	borrowers may not be able to repay their loans;

•	the value of the collateral securing loans to borrowers may decline; and

•	the quality of BB&T’s loan portfolio may decline.

Any of the latter three scenarios could require the Company to charge off a higher percentage of loans and/or increase provisions for credit losses, which would reduce the Company’s net income. For an analysis of the Company’s recent charge-off experience, please refer to the “Asset Quality and Credit Risk Management” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Changes in interest rates may have an adverse effect on BB&T’s profitability.

BB&T’s earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads, meaning the difference between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect BB&T’s earnings and financial condition. The Company cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense. The Company has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates. However, changes in interest rates still may have an adverse effect on BB&T’s profitability. For example, high interest rates could adversely affect BB&T’s mortgage banking business because higher interest rates could cause customers to apply for fewer mortgage refinancings or purchase mortgages.

BB&T faces significant operational risk.

BB&T is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Negative public opinion can result from BB&T’s actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect BB&T’s ability to attract and keep customers and can expose it to litigation and regulatory action.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. BB&T’s necessary dependence upon automated systems to record and process its transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. BB&T may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. BB&T is further exposed to the risk that its external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as is BB&T) and to the risk that BB&T’s (or its vendors’) business continuity and data security systems prove to be inadequate.

BB&T’s liquidity could be impaired by an inability to access the capital markets or an unforeseen outflow of cash.

Liquidity is essential to BB&T’s businesses. Due to circumstances that BB&T may be unable to control, such as a general market disruption or an operational problem that affects third parties or BB&T, BB&T’s liquidity could be impaired by an inability to access the capital markets or an unforeseen outflow of cash. BB&T’s credit ratings are important to its liquidity. A reduction in BB&T’s credit ratings could adversely affect its liquidity and competitive position, increase its borrowing costs, limit its access to the capital markets or trigger unfavorable contractual obligations.

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

Differences in interpretation of tax laws and regulations may adversely impact BB&T’s financial statements.

Local, state or federal tax authorities may interpret tax laws and regulations differently than BB&T and challenge tax positions that BB&T has taken on its tax returns. This may result in the disallowance of deductions or differences in the timing of deductions and result in the payment of additional taxes, interest or penalties that could materially affect BB&T’s performance.

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

Significant litigation could have a material adverse effect on BB&T.

BB&T faces legal risks in its businesses, and the volume of claims and amount of damages and penalties claimed in litigation and regulatory proceedings against financial institutions remain high. Substantial legal liability or significant regulatory action against BB&T could have material adverse financial effects or cause significant reputational harm to BB&T, which in turn could seriously harm BB&T’s business prospects.

BB&T’s business could suffer if it fails to attract and retain skilled people.

BB&T’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in the financial services industry is intense. The Company may not be able to hire the best people or retain them.

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

At December 31, 2006, the principal operating subsidiaries of BB&T included the following:

•	Branch Banking and Trust Company, Winston-Salem, North Carolina

•	BB&T Bankcard Corporation, Columbus, Georgia

•	Scott & Stringfellow, Inc., Richmond, Virginia

•	Regional Acceptance Corporation, Greenville, North Carolina

•	Sheffield Financial LLC, Clemmons, North Carolina

•	MidAmerica Gift Certificate Company, Louisville, Kentucky

•	BB&T Asset Management, Inc., Raleigh, North Carolina

Branch Bank, BB&T’s largest subsidiary, was chartered in 1872 and is the oldest bank headquartered in North Carolina. Branch Bank provides a wide range of banking and trust services for retail and commercial clients in its geographic markets, including small and mid-size businesses, public agencies, local governments and individuals through 1,459 offices (as of December 31, 2006) located in North Carolina, South Carolina, Virginia, Maryland, Georgia, Kentucky, Florida, West Virginia, Tennessee, Washington D.C., Alabama and Indiana. Branch Bank’s principal operating subsidiaries include:

•

BB&T Leasing Corporation, based in Charlotte, North Carolina (effective January 1, 2007 BB&T Leasing Corporation changed its name to BB&T Equipment Finance Corporation), which provides lease financing to commercial and small businesses;

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

•	Prime Rate Premium Finance Corporation, Inc., located in Florence, South Carolina, which provides insurance premium financing primarily to clients in BB&T’s geographic markets;

•	Laureate Capital, LLC, located in Charlotte, North Carolina, which specializes in arranging and servicing commercial mortgage loans;

•	Lendmark Financial Services, Inc., located in Conyers, Georgia, which offers alternative consumer loans to clients unable to meet BB&T’s normal credit and mortgage loan underwriting guidelines;

•	CRC Insurance Services, Inc., based in Birmingham, Alabama, which is a wholesale insurance broker authorized to do business nationwide; and

•

McGriff, Seibels & Williams, Inc., based in Birmingham, Alabama, which is authorized to do business nationwide and specializes in providing insurance products on an agency basis to large commercial and energy clients, including many Fortune 500 companies.

BB&T Bankcard Corporation is a special purpose bank, which offers revolving credit products.

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

•

BB&T Asset Management, Inc., a registered investment advisor and the advisor to the BB&T Funds, provides tailored investment management solutions to meet the specific needs and objectives of individual and institutional clients through a full range of investment strategies, including domestic and international equity, alternative investment products and strategies and fixed income investing.

Services

The primary services offered by BB&T’s subsidiaries include:

•	small business lending

•	commercial middle market lending

•	real estate lending

•	retail lending

•	home equity lending

•	sales finance

•	home mortgage lending

•	commercial mortgage lending

•	equipment finance

•	asset management

•	retail and wholesale agency insurance

•	institutional trust services

•	wealth management / private banking

•	investment brokerage services

•	capital markets services

•	commercial finance

•	consumer finance

•	international banking services

•	treasury services

•	venture capital

•	bankcard and merchant services

•	insurance premium finance

•	payroll processing

The following table reflects BB&T’s deposit market share and branch locations by state at December 31, 2006.

Table 1

BB&T Deposit Market Share and Branch Locations by State

December 31, 2006

	% of BB&T’s Deposits (2)	Deposit Market Share Rank (2)	Number of Branches
Virginia	27%	2nd	399
North Carolina (1)	26	2nd	341
Georgia	10	5th	150
Maryland	8	6th	126
South Carolina	8	3rd	101
Florida	5	9th	101
Kentucky	5	4th	91
West Virginia	6	1st	78
Tennessee	2	7th	58
Washington, D.C.	2	5th	10

(1)	Excludes home office deposits
(2)	Source: SNL Financial—data as of June 30, 2006 and updated for actual and pending mergers, except pending mergers by BB&T.

In addition to the markets described in the table above, BB&T operates two branches in Alabama and two branches in Indiana. After the completion of the pending acquisition with Coastal Financial Corporation (“Coastal”), BB&T will operate 118 branches in South Carolina and 348 branches in North Carolina. BB&T’s deposit market share in the table above will not change as a result of the pending acquisition with Coastal. Please refer to Note 21 “Operating Segments” in the “Notes to Consolidated Financial Statements” for additional disclosures.

Executive Overview

Significant accomplishments in 2006

In the opinion of BB&T’s management, the Corporation’s most significant accomplishments during 2006 were as follows (amounts include the impact of acquisitions where applicable):

•	Deposit market share increased in every state BB&T operates with the exception of West Virginia where we maintained our No. 1 ranking

•	Average loans increased 10.9%

•	Average deposits increased 9.8%

•	Fee income increased 11.7% and fee income as a percentage of total revenues exceeded 40%

•	Asset quality remained excellent

•	122,000 net new transaction deposit accounts were added

•	Households utilizing 5 or more BB&T services grew to 29.4%

•	The number of customers utilizing online banking services increased 26% to over 2 million clients

•	51 branch locations were opened, including 39 de novo locations

•	Superior service quality was regained, as evidenced by lower client attrition

•	A successful advertising campaign was launched

•	Acquisitions and conversions of Main Street Banks, Inc., and First Citizens Bancorp were completed, and an agreement to acquire Coastal Financial Corporation was announced

•

Acquisitions of several nonbank financial services companies were completed and plans to acquire AFCO/CAFO, a large insurance premium finance company were announced (AFCO/CAFO acquisition was completed on January 2, 2007)

•	BB&T’s three bank charters were consolidated

Challenges

BB&T has grown at a rapid pace since its merger of equals with Southern National Corporation in 1995, and BB&T’s business has become more dynamic and complex in recent years. Consequently, management has annually evaluated and, as necessary, adjusted the Corporation’s business strategy in the context of the current operating environment. During this process, management considers the current financial condition and performance of the Company and its expectations for future economic activity, both on a national and local market scale. The achievement of BB&T’s key strategic objectives and established long-term financial goals is subject to many uncertainties and challenges. In the opinion of management, the challenges that are most relevant and likely to have a near term impact on performance are presented below:

•	Difficult interest rate environment, including an inverted yield curve, has compressed growth in net interest income

•	Cost and risk associated with the current heightened regulatory environment

•	Building revenue momentum

•	Intense competition within the financial services industry

•	Improving efficiency

Competition

The financial services industry is highly competitive and dramatic change continues to occur in all aspects of the Company’s business. The ability of nonbank financial entities to provide services previously reserved for commercial banks has intensified competition. BB&T’s subsidiaries compete actively with national, regional and local financial services providers, including banks, thrifts, securities dealers, mortgage bankers, finance companies and insurance companies. Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to consolidate, which affects competition by eliminating some regional and local institutions, while strengthening the franchises of acquirers. For additional information concerning markets, BB&T’s competitive position and business strategies, see “Market Area” and “General Business Development” below.

Market Area

BB&T’s primary market area consists of North and South Carolina, Virginia, Maryland, Georgia, eastern Tennessee, West Virginia, Kentucky, Florida and Washington, D.C. This area’s employment base is diverse and primarily consists of manufacturing, general services, agricultural, wholesale/retail trade, technology and financial services. BB&T believes its current market area is economically strong and will support consistent growth in assets and deposits in the future. Management strongly believes that BB&T’s community bank approach to providing client service is a competitive advantage that strengthens the Corporation’s ability to effectively provide financial products and services to businesses and individuals in its markets.

General Business Development

BB&T is a regional financial holding company. The core of its business and franchise was created by the merger-of-equals between BB&T and Southern National Corporation in 1995 and the acquisition of United Carolina Bancshares in 1997. BB&T has maintained a long-term focus on a strategy that includes expanding and diversifying the BB&T franchise in terms of revenues, profitability and asset size. Tangible evidence of this focus is the growth in average total assets, loans and deposits, which have increased over the last five years at compound annual rates of 10.7%, 11.2%, and 11.8%, respectively.

Merger Strategy

BB&T’s growth in business, profitability and market share over the past several years was enhanced significantly by mergers and acquisitions. Management made a strategic decision not to pursue bank or thrift acquisitions during 2004 or 2005, instead focusing on fully integrating recent mergers and improving internal growth. Management resumed strategic mergers and acquisitions in 2006, including bank and thrift acquisitions primarily within BB&T’s existing footprint. BB&T will continue to pursue economically advantageous acquisitions of insurance agencies, asset managers, consumer and commercial finance companies, and may pursue other strategic opportunities to grow existing businesses or expand into other related financial businesses. BB&T’s acquisition strategy is focused on three primary objectives:

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

BB&T consummated acquisitions of 50 community banks and thrifts, 77 insurance agencies and 30 nonbank financial services providers over the last fifteen years. In the long-term, BB&T expects to continue to take advantage of the consolidation in the financial services industry and expand and enhance its franchise through mergers and acquisitions. The consideration paid for these acquisitions may be in the form of cash, debt or BB&T common stock. The amount of consideration paid to complete these transactions may be in excess of the book value of the underlying net assets acquired, which could have a dilutive effect on BB&T’s earnings. In addition, acquisitions often result in significant front-end charges against earnings; however, cost savings and revenue enhancements, especially incident to in-market bank and thrift acquisitions, are also typically anticipated.

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

Table 2

Composition of Loan and Lease Portfolio

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)
Commercial, financial and agricultural loans	$10,848	$9,532	$8,824	$8,187	$8,035
Lease receivables	4,358	4,250	4,170	4,085	4,093
Real estate—construction and land development loans	17,553	11,942	8,601	6,477	5,292
Real estate—mortgage loans	42,219	41,539	39,257	36,251	30,023
Consumer loans	10,389	9,604	9,238	9,208	6,502

Total loans and leases held for investment	85,367	76,867	70,090	64,208	53,945
Loans held for sale	680	629	613	725	2,378

Total loans and leases	86,047	77,496	70,703	64,933	56,323
Less: unearned income	(2,456)	(2,473)	(2,540)	(2,628)	(2,805)

Net loans and leases	$83,591	$75,023	$68,163	$62,305	$53,518

BB&T’s loan portfolio is approximately 50% commercial and 50% retail by design, and is divided into four major categories—commercial, consumer, mortgage and specialized lending. BB&T lends to a diverse customer base that is substantially located within the Corporation’s primary market area. At the same time, the loan portfolio is geographically dispersed throughout BB&T’s branch network to mitigate concentration risk arising from local and regional economic downturns.

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

Commercial Loan and Lease Portfolio

The commercial loan and lease portfolio represents the largest category of the Corporation’s total loan portfolio and is segmented as follows—commercial loans, generally defined as client relationships with total credit exposure above $1,000,000, small business loans, and leases. BB&T’s commercial lending program is generally targeted to serve small-to-middle market businesses with sales of $200 million or less. Traditionally, lending to small and mid-sized businesses has been among BB&T’s strongest market segments.

Commercial and small business loans are primarily originated through BB&T’s banking network. In accordance with the Corporation’s lending policy, each loan undergoes a detailed underwriting process, which incorporates BB&T’s underwriting approach, procedures and evaluations described above. In addition, the Bank has adopted an internal maximum credit exposure lending limit of $235 million for a “best grade” credit, which is considerably below the Bank’s maximum legal lending limit. Commercial loans are typically priced with an interest rate tied to market indexes, such as the prime rate and the London Interbank Offered Rate (“LIBOR”) or a fixed-rate. Commercial loans are individually monitored and reviewed for any possible deterioration in the ability of the client to repay the loan. Approximately 94% of BB&T’s commercial loans are secured by real estate, business equipment, inventories and other types of collateral. BB&T’s commercial leases consist of investments in various types of leveraged lease transactions.

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

Mortgage Loan Portfolio

BB&T is a large originator of residential mortgage loans, with originations in 2006 totaling $9.9 billion. The bank offers various types of fixed- and adjustable-rate loans for the purpose of constructing, purchasing or refinancing residential properties. BB&T primarily originates conforming mortgage loans for owner-occupied properties. These are loans that are underwritten in accordance with the underwriting standards set forth by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). They are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing.

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

Specialized Lending Portfolio

BB&T’s specialized lending portfolio consist of loans originated through six wholly owned subsidiaries that provide specialty finance alternatives to consumers and businesses including: dealer-based financing of equipment for both small businesses and consumers, equipment leasing, direct and indirect consumer finance, insurance premium finance, indirect sub-prime automobile finance, and full-service commercial mortgage banking. BB&T offers these services to bank clients as well as non-bank clients within and outside BB&T’s primary geographic market area.

The specialized lending portfolio carries a higher credit risk profile than BB&T’s other portfolios with a corresponding higher yield on the loan. BB&T’s specialized lending subsidiaries adhere to the same overall underwriting approach as the commercial and consumer lending portfolio and also utilize automated credit scoring to assist with underwriting the credit risk. These loans are relatively homogenous and no single loan is individually significant in terms of its size and potential risk of loss. The majority of the loans are secured by real estate, automobiles or equipment.

The following table presents BB&T’s total loan portfolio based upon the primary purpose of the loan, as discussed herein, rather than upon regulatory reporting classifications:

Table 3

Composition of Loan and Lease Portfolio Based on Loan Purpose

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)
Loans and leases, net of unearned income (1):
Commercial loans	$39,580	$34,965	$31,968	$29,083	$27,106
Leveraged leases	1,720	1,650	1,576	1,500	1,354

Total commercial loans and leases	41,300	36,615	33,544	30,583	28,460

Sales finance	5,683	5,264	5,176	5,250	2,732
Revolving credit	1,414	1,347	1,277	1,180	1,051
Direct retail	15,312	14,453	13,585	11,812	9,116

Total consumer loans	22,409	21,064	20,038	18,242	12,899

Residential mortgage loans	16,257	14,481	12,305	11,640	10,598
Specialized lending	3,625	2,863	2,276	1,840	1,561

Total loans and leases	$83,591	$75,023	$68,163	$62,305	$53,518

(1)	Includes loans held for sale.

The following table reflects the scheduled maturities of commercial, financial and agricultural loans, as well as real estate construction loans:

Table 4

Selected Loan Maturities and Interest Sensitivity (1)

	December 31, 2006
	Commercial, Financial and Agricultural	Real Estate: Construction	Total
	(Dollars in millions)
Fixed rate:
1 year or less (2)	$485	$662	$1,147
1-5 years	1,521	3,652	5,173
After 5 years	1,561	974	2,535

Total	3,567	5,288	8,855

Variable rate:
1 year or less (2)	4,128	7,321	11,449
1-5 years	2,381	4,263	6,644
After 5 years	772	681	1,453

Total	7,281	12,265	19,546

Total loans and leases (3)	$10,848	$17,553	$28,401

(1)	Balances include unearned income.
(2)	Includes loans due on demand.

(Dollars in millions)
(3) The above table excludes:
(i) consumer loans	$10,389
(ii) real estate mortgage loans	42,219
(iii) loans held for sale	680
(iv) lease receivables	4,358

Total	$57,646

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

Table 5

Allocation of Allowance for Loan and Lease Losses by Category

	December 31,
	2006		2005		2004		2003		2002
	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category	Amount	% Loans in each category
	(Dollars in millions)
Balances at end of period applicable to:
Commercial, financial and agricultural	$135	12.6%	$138	12.3%	$130	12.5%	$155	12.6%	$164	14.3%
Real estate:
Construction and land development	193	20.4	132	15.4	96	12.2	94	10.0	86	9.4
Mortgage	360	49.9	381	54.4	403	56.4	382	56.9	332	57.5

Total real estate	553	70.3	513	69.8	499	68.6	476	66.9	418	66.9

Consumer	121	12.1	100	12.4	111	13.1	80	14.2	64	11.5
Lease receivables	26	5.0	24	5.5	22	5.8	29	6.3	32	7.3
Unallocated	53	—	50	—	43	—	45	—	46	—

Total	$888	100.0%	$825	100.0%	$805	100.0%	$785	100.0%	$724	100.0%

Investment Activities

Investment securities represent a significant portion of BB&T’s assets. Branch Bank invests in securities as allowable under bank regulations. These securities include obligations of the U.S. Treasury, U.S. government agencies, U.S. government sponsored entities, including mortgage-backed securities, bank eligible obligations of any state or political subdivision, privately-issued mortgage-backed securities, structured notes, bank eligible corporate obligations, including corporate debentures, commercial paper, negotiable certificates of deposit, bankers acceptances, mutual funds and limited types of equity securities. Branch Bank may also deal in securities subject to the provisions of the Gramm-Leach-Bliley Act. Scott & Stringfellow, Inc., BB&T’s full-service brokerage and investment banking subsidiary, engages in the underwriting, trading and sales of equity and debt securities subject to the risk management policies of the Corporation.

BB&T’s investment activities are governed internally by a written, board-approved policy. The investment policy is carried out by the Corporation’s Market Risk and Liquidity Committee (“MRLC”), which meets regularly to review the economic environment and establish investment strategies. The MRLC also has much broader responsibilities, which are discussed in the “Market Risk Management” section in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Investment strategies are established by the MRLC based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of the Corporation. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient margin of liquid assets to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits as prescribed by law and other borrowings; and (iii) to earn the maximum return on funds invested that is commensurate with meeting the requirements of (i) and (ii).

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

Deposits

Deposits are attracted principally from clients within BB&T’s branch network through the offering of a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money rate savings accounts, investor deposit accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) the anticipated future economic conditions and interest rates. Client deposits are attractive sources of funding because of their stability and relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other BB&T services. In addition, BB&T gathers a portion of its deposit base through wholesale funding products, which include negotiable certificates of deposit and Eurodollar deposits through the use of a Cayman branch facility. At December 31, 2006, these sources of deposits represented approximately 9% of BB&T’s total deposits.

The following table provides information regarding the scheduled maturities of time deposits that are $100,000 and greater at December 31, 2006:

Table 6

Scheduled Maturities of Time Deposits $100,000 and Greater

December 31, 2006

(Dollars in millions)

Maturity Schedule
Three months or less	$5,020
Over three through six months	3,766
Over six through twelve months	3,669
Over twelve months	1,283

Total	$13,738

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

BB&T also utilizes longer-term borrowings when management determines that the pricing and maturity options available through these sources create cost-effective options for funding asset growth and satisfying capital needs. BB&T’s long-term borrowings include long-term FHLB advances to Branch Bank, senior and subordinated debt issued by BB&T Corporation and Branch Bank, junior subordinated debt underlying trust preferred securities and capital leases. See Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for additional disclosures related to long-term borrowings.

Employees

At December 31, 2006, BB&T had approximately 29,300 full-time equivalent employees compared to approximately 27,700 full-time equivalent employees at December 31, 2005.

Properties

BB&T and its significant subsidiaries occupy headquarter offices that are either owned or operated under long-term leases. BB&T also owns free-standing operations centers, with its primary operations and information technology center located in Wilson, North Carolina. BB&T also owns or leases significant office space used as the Corporation’s headquarters in Winston-Salem, North Carolina. At December 31, 2006, Branch Bank operated 1,459 branch offices in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Indiana and Washington, D.C. BB&T also operates numerous insurance agencies and other businesses that occupy facilities. Office locations are either owned or leased. Management believes that the premises occupied by BB&T and its subsidiaries are well-located and suitably equipped to serve as financial services facilities. See Note 6 “Premises and Equipment” in the “Notes to Consolidated Financial Statements” in this report for additional disclosures related to BB&T’s properties and other fixed assets.

Executive Officers of BB&T

The following table lists the members of BB&T’s executive management team:

Name of Executive Officer	Title	Years of Service	Age
John A. Allison IV	Chairman and Chief Executive Officer	36	58
Ricky K. Brown	Senior Executive Vice President and Manager of Banking Network	30	51
W. Kendall Chalk	Senior Executive Vice President and Chief Credit Officer	32	61
Barbara F. Duck	Senior Executive Vice President and Electronic Delivery Systems Manager	19	40
Donna C. Goodrich	Senior Executive Vice President and Deposit Services Manager	21	44
Robert E. Greene	Senior Executive Vice President and Risk Management and Administrative Group Manager	34	56
Christopher L. Henson	Senior Executive Vice President and Chief Financial Officer	22	45
Kelly S. King	Chief Operating Officer	35	58
Clarke R. Starnes III	Senior Executive Vice President and Specialized Lending Group Manager	25	47
Steven B. Wiggs	Senior Executive Vice President and Chief Marketing Officer	28	49
C. Leon Wilson III	Senior Executive Vice President and Operations Division Manager	30	51

Web Site Access to BB&T’s Filings with the Securities and Exchange Commission

All of BB&T’s electronic filings with the Securities and Exchange Commission (“SEC”), including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available at no cost on the Corporation’s web site, www.BBT.com, through the Investor Relations link as soon as reasonably practicable after BB&T files such material with, or furnishes it to, the SEC. BB&T’s SEC filings are also available through the SEC’s web site at www.sec.gov.

PERFORMANCE GRAPH

Set forth below is a graph comparing the total returns (assuming reinvestment of dividends) of BB&T Common Stock, the S&P 500 Index, and an Industry Peer Group Index. The graph assumes $100 invested on December 31, 2001 in BB&T Common Stock and in each of the indices. In 2006, the financial holding companies in the Industry Peer Group Index (the “Peer Group”) were Comerica Incorporated, Fifth-Third Bancorp, KeyCorp, M&T Bank Corporation, Marshall & Ilsley Corporation, National City Corporation, PNC Financial Services Group, Inc., Popular, Incorporated, Regions Financial Corporation, SunTrust Banks, Inc., UnionBanCal Corporation and U.S. Bancorp. The Peer Group consists of bank holding companies with assets between approximately $46.9 billion and $217.3 billion.

*	$100 invested on 12/31/01 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
BB&T CORPORATION	$100.00	$105.70	$114.31	$129.01	$133.39	$145.30
S&P 500	100.00	77.90	100.24	111.15	116.61	135.02
BB&T’s PEER GROUP	100.00	98.02	126.31	136.54	133.55	156.16

REGULATORY CONSIDERATIONS

General

As a bank holding company and a financial holding company under federal law, BB&T is subject to regulation under the Bank Holding Company Act of 1956, as amended, (the “BHCA”) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As a state-chartered commercial bank, Branch Bank is subject to regulation, supervision and examination by the North Carolina Commissioner of Banks. In addition, BB&T Bankcard Corporation is a special-purpose Georgia bank, subject to regulation, supervision and examination by the Georgia Department of Banking and Finance. Branch Bank and BB&T Bankcard Corporation are collectively referred to herein as the “Banks.” Each of the Banks is also subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation (the “FDIC”). State and federal law also govern the activities in which the Banks engage, the investments they make and the aggregate amount of loans that may be granted to one borrower. Various consumer and compliance laws and regulations also affect the Banks’ operations.

In addition to federal and state banking laws and regulations, BB&T and certain of its subsidiaries and affiliates, including those that engage in securities underwriting, dealing, brokerage, investment advisory and insurance activities, are subject to other federal and state laws and regulations, and supervision and examination by other state and federal regulatory agencies, including the SEC, the National Association of Securities Dealers, Inc. (the “NASD”), and various state insurance and securities regulators.

The earnings of BB&T’s subsidiaries, and therefore the earnings of BB&T, are affected by general economic conditions, management policies, changes in state and federal laws and regulations and actions of various regulatory authorities, including those referred to above. Proposals to change the laws and regulations to which BB&T and its subsidiaries are subject are frequently introduced at both the federal and state levels. The likelihood and timing of any such changes and the impact such changes might have on BB&T and its subsidiaries are impossible to determine with any certainty. The following description summarizes the significant state and federal laws to which BB&T and the Banks currently are subject. To the extent statutory or regulatory provisions are described, the description is qualified in its entirety by reference to the particular statutory or regulatory provisions.

Financial Holding Company Regulation

Under current federal law, as amended by the Gramm-Leach-Bliley Act of 1999 (“GLBA”), a bank holding company, such as BB&T, may elect to become a financial holding company, which allows the holding company to offer customers virtually any type of service that is financial in nature or incidental thereto, including banking and activities closely related thereto, securities underwriting, insurance (both underwriting and agency) and merchant banking. In order to become and maintain its status as a financial holding company, a financial holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act of 1977 (“CRA”) rating. If the Federal Reserve Board determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time to come into compliance, but during the period of noncompliance, the Federal Reserve Board can place any limitations on the financial holding company that it believes to be appropriate. Furthermore, if the Federal Reserve Board determines that a financial holding company has not maintained a satisfactory CRA rating, the company will not be able to commence any new financial activities or acquire a company that engages in such activities, although the company will still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting merchant banking activities. BB&T became a financial holding company on June 14, 2000, and currently satisfies the requirements to maintain its status as a financial holding company.

Most of the financial activities that are permissible for financial holding companies are also permissible for a “financial subsidiary” of one or more of the Banks, except for insurance underwriting, insurance company portfolio investments, real estate investments and development, and merchant banking, which must be conducted in a financial holding company. In order for these financial activities to be engaged in by a financial subsidiary of a bank, federal law requires the parent bank (and its sister-bank affiliates) to be well-capitalized and well-managed; the aggregate consolidated assets of all of that bank’s financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

Current federal law also establishes a system of functional regulation under which the Federal Reserve Board is the umbrella regulator for bank holding companies, but bank holding company affiliates are to be principally regulated by functional regulators such as the FDIC for state nonmember bank affiliates, the SEC for securities affiliates and state insurance regulators for insurance affiliates. Certain specific activities, including traditional bank trust and fiduciary activities, may be conducted in the bank without the bank being deemed a “broker” or a “dealer” in securities for purposes of functional regulation. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in certain identifiable areas.

Acquisitions

BB&T complies with numerous laws related to its acquisition activity. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank holding company or bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. Current Federal law authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. Furthermore, a bank headquartered in one state is authorized to merge with a bank headquartered in another state, as long as neither of the states have opted out of such interstate merger authority prior to such date, and subject to any state requirement that the target bank shall have been in existence and operating for a minimum period of time, not to exceed five years; and subject to certain deposit market-share limitations. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable federal or state law.

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

There also are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is insolvent or is in danger of becoming insolvent. For example, under requirements of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit financial resources to support such institutions in circumstances where it might not do so otherwise. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund (“DIF”) as a result of the insolvency of commonly controlled insured depository institutions or for any assistance provided by the FDIC to commonly controlled insured depository institutions in danger of failure. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the DIF. The FDIC’s claim for reimbursement under the cross guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institution.

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

Payment of Dividends

BB&T is a legal entity separate and distinct from its subsidiaries. The majority of BB&T’s revenue is from dividends paid to BB&T by Branch Bank. Branch Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both BB&T and Branch Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action regulations summarized elsewhere in this section. Federal banking regulators have indicated that banking organizations should generally pay dividends only if (1) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (2) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition. North Carolina law states that, subject to certain capital requirements, the board of directors of a bank chartered under the laws of North Carolina may declare a dividend of as much of that bank’s undivided profits as the directors deem expedient. BB&T does not expect that these laws, regulations or policies will materially affect the ability of Branch Bank to pay dividends. At December 31, 2006, subject to restrictions imposed by state law, the Board of Directors of Branch Bank could have declared dividends of up to $3.1 billion; however, to remain well-capitalized under federal guidelines, Branch Bank would have limited total additional dividends to $1.1 billion.

Capital

Each of the federal banking agencies, including the Federal Reserve Board and the FDIC, have issued substantially similar risk-based and leverage capital guidelines applicable to banking organizations they supervise, including bank holding companies and banks. Under the risk-based capital requirements, BB&T and the Banks are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of common shareholders’ equity excluding the over- or underfunded status of postretirement benefit obligations, unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities; less nonqualifying intangible assets net of applicable deferred income taxes and certain nonfinancial equity investments. This is called “Tier 1 capital.” The remainder may consist of qualifying subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for credit losses. This is called “Tier 2 capital.” Tier 1 capital and Tier 2 capital combined are referred to as total regulatory capital.

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

In addition, both the Federal Reserve Board and the FDIC have adopted risk-based capital standards that explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by each agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy. The agencies also require banks and bank holding companies to adjust their regulatory capital to take into consideration the risk associated with certain recourse obligations, direct credit subsidies, residual interest and other positions in securitized transactions that expose banking organizations to credit risk.

The ratios of Tier 1 capital, total capital to risk-adjusted assets, and leverage capital of BB&T and Branch Bank as of December 31, 2006, are shown in the following table.

Table 7

Capital Adequacy Ratios of BB&T Corporation and Branch Bank

December 31, 2006

	Regulatory Minimums	Regulatory Minimums to be Well- Capitalized	BB&T	Branch Bank
Risk-based capital ratios:
Tier 1 capital (1)	4.0%	6.0%	9.0%	9.2%
Total risk-based capital (2)	8.0	10.0	14.3	11.3
Tier 1 leverage ratio (3)	3.0	5.0	7.2	7.3

(1)	Common shareholders’ equity excluding the over- or underfunded status of postretirement benefit obligations, unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(2)	The sum of Tier 1 capital, a qualifying portion of the allowance for credit losses, qualifying subordinated debt and qualifying unrealized gains on available for sale equity securities; computed as a ratio of risk-weighted assets, as defined in the risk-based capital guidelines.
(3)	Tier 1 capital computed as a percentage of fourth quarter average assets less nonqualifying intangibles and certain nonfinancial equity investments.

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

Deposit Insurance Assessments

The deposits of the Banks are insured by the DIF of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. Beginning January 1, 2007, assessments for the DIF can range from 5 to 43 basis points per $100 of assessable deposits, depending on the insured institution’s risk category as described above. This assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. The Reform Act also provides for a one-time premium assessment credit for eligible insured depository institutions, including those institutions in existence and paying deposit insurance premiums on December 31, 1996, or certain successors to any such institution. The assessment credit is determined based on the eligible institution’s deposits at December 31, 1996 and is applied automatically to reduce the institution’s quarterly premium assessments to the maximum extent allowed, until the credit is exhausted. In addition, insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

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

The CRA requires the Banks’ primary federal bank regulatory agency, in this case the FDIC, to assess the bank’s record in meeting the credit needs of the communities served by each Bank, including low- and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed for any bank that applies to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. The CRA record of each subsidiary bank of a financial holding company, such as BB&T, also is assessed by the Federal Reserve Board in connection with any acquisition or merger application.

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

Other Regulatory Matters

BB&T and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the SEC, the NASD, and various state insurance and securities regulators. BB&T and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business.

Corporate Governance

Information with respect to BB&T’s corporate governance policies and principles is presented on BB&T’s web site, www.BBT.com, and includes:

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

BB&T intends to disclose any substantive amendments or waivers to the Code of Ethics for Directors or Senior Financial Officers on our web site at www.BBT.com/Investor.

NYSE Certification

The annual certification of BB&T’s Chief Executive Officer required to be furnished to the New York Stock Exchange pursuant to Section 303A.12(a) of the NYSE Listed Company Manual was previously filed with the New York Stock Exchange on May 22, 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of the consolidated financial condition and consolidated results of operations of BB&T Corporation and its subsidiaries for each of the three years in the period ended December 31, 2006, and related financial information, are presented in conjunction with the consolidated financial statements and related notes to assist in the evaluation of BB&T’s 2006 performance.

Reclassifications

In certain circumstances, reclassifications have been made to prior period information to conform to the 2006 presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

Mergers and Acquisitions Completed During 2006

During 2006, BB&T completed the following mergers and acquisitions.

On June 1, 2006, BB&T completed its merger with Main Street Banks, Inc. (“Main Street”), a bank holding company headquartered in Atlanta, Georgia. Main Street’s operations were merged into Branch Bank in September 2006. Main Street had total assets of approximately $2.3 billion, total loans of $1.8 billion and total deposits of $1.7 billion.

On August 1, 2006, BB&T completed its merger with First Citizens Bancorp (“First Citizens”), a bank holding company headquartered in Cleveland, Tennessee. First Citizens’ operations were merged into Branch Bank in November 2006. First Citizens had total assets, total loans and total deposits of approximately $700 million, $460 million and $550 million, respectively.

In addition to the mergers and acquisitions noted above, BB&T acquired two nonbank financial services companies and an insurance agency during 2006, all of which were immaterial in relation to the consolidated results of BB&T. See Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for further information regarding mergers and acquisitions.

Mergers Pending as of December 31, 2006

On August 24, 2006, BB&T announced plans to acquire insurance premium finance company AFCO Credit Corporation and its Canadian affiliate, CAFO, Inc. The acquisition is expected to significantly strengthen BB&T’s insurance premium finance franchise in the United States, as well as provide entry into Canada—a first for BB&T. The transaction closed on January 2, 2007.

On December 21, 2006, BB&T announced plans to acquire Coastal Financial Corporation (“Coastal”), a bank holding company headquartered in Myrtle Beach, South Carolina. At the time of the announcement, Coastal had $1.7 billion in assets and operated 17 branches in the Myrtle Breach area of South Carolina and seven branches in the Wilmington area of North Carolina. Shareholders of Coastal will receive .385 of a share of BB&T common stock in exchange for each share of Coastal common stock. The transaction, which is subject to shareholder and regulatory approval, is expected to close in the second quarter of 2007.

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

The following is a summary of BB&T’s critical accounting policies that are highly dependent on estimates, assumptions and judgments. These critical accounting policies are reviewed with the Audit Committee of BB&T’s Board of Directors on a periodic basis.

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

It is the policy of BB&T to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that equal management’s best estimate of probable credit losses that are inherent in the portfolio at the balance sheet date. Estimates for loan and lease losses are determined by analyzing historical loan and lease losses, current trends in delinquencies and charge-offs, plans for problem loan and lease administration, the results of regulatory examinations, and changes in the size, composition and risk assessment of the loan and lease portfolio. Also included in management’s estimates for loan and lease losses are considerations with respect to the impact of current economic events, the outcomes of which are uncertain. These events may include, but are not limited to, fluctuations in overall interest rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas and industries in which BB&T conducts business. The methodology used to determine an estimate for the reserve for unfunded lending commitments is inherently similar to the methodology utilized in calculating the allowance for loans and leases adjusted for factors specific to binding commitments, including the probability of funding and exposure at the time of funding. A detailed discussion of the methodology used in determining the allowance for loan and lease losses and the reserve for unfunded lending commitments is included in the “Overview and Description of Business—Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments.”

Valuation of Mortgage Servicing Rights

BB&T has a significant mortgage loan servicing portfolio and related mortgage servicing rights. Mortgage servicing rights represent the present value of the future net servicing fees from servicing mortgage loans acquired or originated by BB&T. The methodology used to determine the fair value of mortgage servicing rights is subjective and requires the development of a number of assumptions, including anticipated prepayments of loan principal. The value of mortgage servicing rights is significantly affected by mortgage interest rates available in the marketplace, which influence mortgage loan prepayment speeds. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. BB&T has two classes of mortgage servicing rights for which it separately manages the economic risk: residential and commercial. Residential mortgage servicing rights are carried at fair value with changes in fair value recorded as a component of mortgage banking income each period. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to change in valuation inputs and assumptions, of its residential mortgage servicing rights. Commercial mortgage servicing rights are carried at lower of cost or market and amortized over the estimated period that servicing income is expected to be received based on projections of the amount and timing of estimated future cash flows. The amount and timing of servicing asset amortization is updated based on actual results and updated projections. Please refer to Note 8 “Loan Servicing” in the “Notes to Consolidated Financial Statements” for quantitative disclosures reflecting the effect that changes in management’s assumptions would have on the fair value of mortgage servicing rights.

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

Pension and Postretirement Benefit Obligations

BB&T offers various pension plans and postretirement benefit plans to employees. The calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions. Actuarial valuations and assumptions used in the determination of future values of plan assets and liabilities are subject to management judgment and may differ significantly if different assumptions are used. The discount rate assumption used to measure the postretirement benefit obligations is set by reference to published high-quality bond indices, as well as certain hypothetical spot-rate yield curves. These yield curves were constructed from the underlying bond price and yield data collected as of the plan’s measurement date and are represented by a series of annualized, individual discount rates with durations ranging from six months to thirty years. Each discount rate in the curve was derived from an equal weighting of the double A or higher bond universe, apportioned into distinct maturity groups. For durations where no bond maturities were available, the discount rates for these maturities were extrapolated based on historical relationships from observable data in similar markets. These indices and hypothetical curves give only an indication of the appropriate discount rate because the cash flows of the bonds comprising the indices and curves do not match the projected benefit payment stream of the plan precisely. For this reason, we also consider the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate. Please refer to Note 14 “Benefit Plans” in the “Notes to Consolidated Financial Statements” for disclosures related to BB&T’s benefit plans, including quantitative disclosures reflecting the impact that changes in certain assumptions would have on service and interest costs and benefit obligations.

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

For the year ended December 31, 2006, BB&T’s average assets totaled $114.3 billion, an increase of $9.7 billion, or 9.3%, compared to the 2005 average of $104.6 billion, primarily reflecting growth in average loans and leases and investment securities. Average loans and leases for 2006 were up $7.8 billion, or 10.9%, from 2005 and average investment securities increased $881 million, or 4.3%, compared to 2005. The growth in average loans and leases was composed of growth in average commercial loans and leases, which increased $4.0 billion, or 11.3%;

average mortgage loans, which increased $2.0 billion, or 15.1%; average consumer loans, which increased $1.1 billion, or 5.4%; and growth in average loans originated by BB&T’s specialized lending subsidiaries, which increased $698 million, or 27.4%. Total earning assets averaged $101.6 billion in 2006, an increase of $8.9 billion, or 9.6%, compared to 2005. These averages and growth rates include the effects of acquisitions.

BB&T’s average deposits totaled $77.2 billion, reflecting growth of $6.9 billion, or 9.8%, compared to 2005. The categories of deposits with the highest growth rates were: client certificates of deposit, which increased $4.6 billion, or 25.6%; interest checking, which increased $367 million, or 20.4%; and other client deposits, which increased $1.6 billion, or 5.5%.

Shorter-term borrowings include Federal funds purchased, securities sold under repurchase agreements, master notes, short-term bank notes and treasury tax and loan deposit notes payable. Average shorter-term borrowings totaled $7.0 billion for the year ended December 31, 2006, a decrease of $380 million, or 5.1% from the 2005 average. BB&T has also utilized long-term debt for a significant portion of its funding needs. Long-term debt includes Federal Home Loan Bank (“FHLB”) advances, other secured borrowings by Branch Bank, capital securities issued by unconsolidated trusts and senior and subordinated debt issued by the Corporation and Branch Bank. Average long-term debt totaled $14.6 billion for the year ended December 31, 2006, up $2.7 billion, or 22.3%, compared to 2005.

The compound annual rate of growth in average total assets for the five-year period ended December 31, 2006, was 10.7%. Over the same five-year period, average loans and leases increased at a compound annual rate of 11.2%, average securities increased at a compound annual rate of 6.1%, and average deposits grew at a compound annual rate of 11.8%. These balance sheet growth rates include the effect of acquisitions accounted for as purchases, as well as internal growth.

For more detailed discussions concerning the causes of these fluctuations, please refer to the sections that follow.

Securities

The securities portfolio provides earnings and liquidity, and is managed as part of the overall asset and liability management process to optimize net interest income and reduce exposure to interest rate risk. Management has historically emphasized investments with duration of five years or less to provide flexibility in managing the balance sheet in changing interest rate environments. Total securities increased 11.6% in 2006, to a total of $22.9 billion at the end of the year. As of December 31, 2006, the total securities portfolio included $2.1 billion in trading securities and $20.7 billion of available-for-sale securities. The available-for-sale portfolio comprised 90.6% of total securities at December 31, 2006. Management believes that the high concentration of securities in the available-for-sale portfolio allows flexibility in the day-to-day management of the overall investment portfolio, consistent with the objective of optimizing profitability and mitigating interest rate risk.

The available-for-sale securities portfolio is primarily comprised of U.S. government-sponsored entity obligations and mortgage-backed securities issued by U.S. government-sponsored entities. U.S. government-sponsored entity securities comprised 43.6% of the available-for-sale securities portfolio at December 31, 2006. The duration of the U.S. government-sponsored entity portfolio was 2.84 years and 3.43 years at December 31, 2006 and 2005, respectively. Mortgage-backed securities comprised 40.0% of the total available-for-sale securities portfolio at year-end 2006. The duration of the mortgage-backed securities was 3.26 years at December 31, 2006 compared to 3.18 years at December 31, 2005. The duration of the entire available-for-sale portfolio at December 31, 2006 was 3.04 years compared to 3.26 years at December 31, 2005.

The following table provides information regarding the composition of BB&T’s securities portfolio for the years presented:

Table 8

Composition of Securities Portfolio

	December 31,
	2006	2005	2004
	(Dollars in millions)
Trading securities (at fair value):	$2,147	$707	$334

Securities available for sale (at fair value):
U.S. Treasury securities	83	112	123
U.S. government-sponsored entity securities	9,036	11,154	12,640
States and political subdivisions	571	675	784
Mortgage-backed securities	8,297	6,611	4,530
Equity and other securities	2,734	1,231	761

Total securities available for sale	20,721	19,783	18,838

Total securities	$22,868	$20,490	$19,172

At December 31, 2006, trading securities reflected on BB&T’s consolidated balance sheet totaled $2.1 billion compared to $707 million at December 31, 2005. The majority of the increase in the trading portfolio was the result of a $1.1 billion purchase of municipal securities executed late in 2006.

Securities available for sale totaled $20.7 billion at year-end 2006 and are carried at estimated fair value. Securities available for sale at year-end 2005 totaled $19.8 billion. Unrealized market valuation gains and losses on securities classified as available for sale are recorded as a separate component of shareholders’ equity, net of deferred income taxes. The available-for-sale portfolio is primarily composed of investments in U.S. government-sponsored entity securities and mortgage-backed securities issued by U.S. government-sponsored entities, which together composed 83.6% of the portfolio. This portfolio also contains investments in U.S. Treasury securities, which represented less than 1% of the December 31, 2006 balance, obligations of states and municipalities, which represented 2.8% of the available-for-sale portfolio, and equity and other securities, which made up 13.2% of the available-for-sale portfolio.

The $938 million increase in securities available for sale was the result of a combination of factors, including an increase in funds allocated to the securities portfolio as a result of the acquisitions of Main Street and First Citizens and the securitization of approximately $51 million in mortgage loans in the fourth quarter of 2006 that were held in BB&T’s loan portfolio and subsequently transferred to the securities portfolio. During the year ended December 31, 2006, BB&T sold approximately $2.8 billion of available-for-sale securities and realized net losses totaling $73 million. These sales included approximately $2.5 billion of sales and $75 million in net losses in connection with an announced restructuring of a portion of the securities portfolio that was undertaken in the fourth quarter of 2006. BB&T replaced substantially all of the assets sold with higher-yielding securities and expects to recover the $75 million loss through higher earnings by the end of 2007.

The following table presents BB&T’s securities portfolio at December 31, 2006, segregated by major category with ranges of maturities and average yields disclosed.

Table 9

Securities

	December 31, 2006
	Carrying Value	Weighted Average Yield (1)
	(Dollars in millions)
U.S. Treasury securities:
Within one year	$17	3.13%
One to five years	61	4.57
Five to ten years	5	4.32
After ten years	—	—

Total	83	4.26

U.S. government-sponsored entity securities:
Within one year	315	3.50
One to five years	5,648	3.84
Five to ten years	3,002	4.51
After ten years	71	5.94

Total	9,036	4.07

Mortgage-backed securities (2):
Within one year	4	2.99
One to five years	196	3.85
Five to ten years	69	5.52
After ten years	8,028	5.00

Total	8,297	4.97

Obligations of states and political subdivisions:
Within one year	98	5.76
One to five years	355	6.78
Five to ten years	52	7.22
After ten years	66	7.35

Total	571	6.71

Other securities (3):
Within one year	—	—
One to five years	141	6.14
Five to ten years	529	7.31
After ten years	1,472	5.67

Total	2,142	6.11

Trading securities and securities with no stated maturity (4)	2,739	3.87

Total securities (5)	$22,868	4.63%

(1)	Yields on tax-exempt securities are calculated on a taxable-equivalent basis using the statutory federal income tax rate of 35%. Yields for available-for-sale securities are calculated based on the amortized cost of the securities.
(2)	For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.
(3)	Includes privately-issued mortgage-backed securities totaling $1.6 billion. For purposes of the maturity table, these securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.
(4)	Trading securities and securities with no stated maturity include equity investments that totaled $592 million and trading securities that totaled $2.1 billion.
(5)	Includes securities available-for-sale and trading securities carried at estimated fair values of $20.7 billion and $2.1 billion, respectively.

The market value of the available-for-sale portfolio at year-end 2006 was $391 million lower than the amortized cost of these securities. At December 31, 2006, BB&T’s available-for-sale portfolio had net unrealized losses, net of deferred income taxes, of $249 million, which are reported as a component of shareholders’ equity. At December 31, 2005, the available-for-sale portfolio had net unrealized losses of $338 million, net of deferred income taxes.

On December 31, 2006, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of December 31, 2006, the unrealized losses on these securities totaled $445 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than the credit quality of the issuers. At December 31, 2006, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized any other-than-temporary impairment in connection with these securities during 2006.

The fully taxable equivalent (“FTE”) yield on the total securities portfolio was 4.48% for the year ended December 31, 2006, compared to 4.17% for the prior year. The increase in FTE yield resulted principally from the changes in the overall composition of the securities portfolio with a larger concentration of higher-yielding mortgage-backed securities and other higher-yielding securities, which primarily consist of privately-issued mortgage backed securities. The yield on U.S. government sponsored-entity securities increased from 3.78% in 2005 to 4.02% in 2006, while the yield on mortgage-backed securities increased from 4.72% to 4.97% and the FTE yield on state and municipal securities increased from 6.73% last year to 6.89% in the current year. The yield on other securities increased from 4.97% during 2005 to 5.82% in 2006.

Loans and Leases

BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio while maintaining strong asset quality. The various categories of loan products offered by BB&T are discussed under “Lending Activities” in the “Overview and Description of Business” section herein. BB&T is a full-service lender with approximately one-half of its loan portfolio comprised of loans to businesses and one-half comprised of loans to individual consumers. Average commercial loans, including lease receivables, comprised 49.1% of the loan portfolio during 2006, compared to 48.9% in 2005. Average consumer loans, which include sales finance, revolving credit and direct retail, comprised 27.3% of average loans in 2006, compared to 28.7% in 2005. Average mortgage loans comprised 19.5% of average total loans for 2006, compared to 18.8% a year ago. Average loans originated by BB&T’s specialized lending subsidiaries represented the remaining 4.1% of average total loans in 2006, compared to 3.6% during the prior year.

BB&T’s loan portfolio, excluding loans held for sale, increased $8.5 billion, or 11.4%, as compared to 2005. Average total loans and leases for 2006 increased $7.8 billion, or 10.9%, compared to 2005. In addition to strong internal loan growth, the increase was aided by the addition of loans held by Main Street and First Citizens, which were acquired during 2006. Average loan growth was reduced by the securitization of approximately $51 million and $210 million of residential mortgage loans during the fourth quarter of 2006 and the fourth quarter of 2005, respectively. The resulting mortgage-backed securities were transferred to the available-for-sale securities portfolio. The securitizations completed during 2006 and 2005 were undertaken to provide additional collateral-eligible assets needed to satisfy client demands.

Average commercial loans and leases increased $4.0 billion, or 11.3%, in 2006 as compared to 2005. Overall the commercial loan and lease portfolio showed solid growth during 2006. The mix of the commercial loan portfolio has shifted somewhat during the latter part of 2006, as commercial real estate lending has slowed due to a slower real estate market. This has been offset by an increased focus on commercial and industrial loans. Average consumer loans increased $1.1 billion, or 5.4%, as compared to 2005, which was comprised of increases in direct retail loans of 6.2%, sales finance loans of 3.2% and revolving credit loans of 4.6%. The pace of growth in the consumer loan portfolio slowed further in 2006 especially direct retail loans, due to higher interest rates that caused a slowdown in demand for home equity loan products. Sales finance loans grew modestly during 2006, however the fourth quarter showed substantial improvement as BB&T continues to benefit from expansion into newer markets within the BB&T footprint. BB&T expects to increase its sales finance business during 2007 by continuing to emphasize expansion in newer markets within the BB&T footprint and increasing its focus on the marine finance and recreational vehicle markets. Average mortgage loans increased $2.0 billion, or 15.1%, compared to 2005. Management views mortgage loans as excellent long-term investments due to their lower credit risk, liquidity characteristics and current favorable spreads versus U.S. Treasury securities, and believes originating and servicing mortgage loans is an integral part of BB&T’s relationship-based credit culture. The growth in the portfolio of mortgage loans in 2006 was reduced by the securitizations previously discussed. BB&T is a large originator of residential mortgage loans, with 2006 originations of $9.9 billion. To improve the overall yield of the loan portfolio and to mitigate interest rate risk, BB&T sells most of its fixed-rate mortgage loans in the secondary market. At December 31, 2006, BB&T was servicing $28.2 billion in residential mortgages owned by third parties and $17.0 billion of mortgage loans owned by BB&T, including $16.3 billion classified as mortgage loans and $747 million classified as securities available for sale. Average loans originated by BB&T’s specialized lending subsidiaries increased $698 million, or 27.4%, compared to 2005. The growth in the specialized lending portfolio was primarily due to strong internal loan growth as management views these businesses as providing an attractive risk-adjusted return for BB&T and has grown this portfolio at a faster pace than the overall lending portfolio.

The average annualized FTE yields on commercial, consumer, mortgage and specialized lending subsidiary loans for 2006 were 7.78%, 7.23%, 5.70% and 15.22%, respectively, resulting in a yield for the total loan portfolio of 7.53%. The FTE yields on commercial, consumer, mortgage and specialized lending subsidiary loans for 2005 were 6.51%, 6.48%, 5.44% and 14.68%, respectively, resulting in a yield for the total loan portfolio of 6.59%. The 94 basis point increase in the average yield on loans resulted primarily from an increase in rates on commercial loans as variable-rate loans were repriced and fixed-rate loans with lower yields were replaced with higher-yielding loans and leases. In addition, a portion of the consumer loan portfolio is variable-rate and was repriced as a result of increases in the prime lending rate. During the second half of 2004, the Federal Reserve started to steadily increase the intended Federal funds rate in response to a pick-up in economic activity. As a result of the Federal Reserve Board’s actions, the average prime rate in effect during 2006 and 2005 was 7.96% and 6.19%, respectively. The prime rate is the basis for pricing many commercial and consumer loans and was 8.25% at year-end 2006. The Federal Reserve Board has left rates unchanged since June 2006. The rise in short-term interest rates was not matched by a similar rise in long-term interest rates. Therefore, mortgage rates, which are influenced by long-term interest rates in the marketplace, remained relatively unchanged compared to last year. The overall yield in the loan portfolio also benefited from a slight change in the mix of the portfolio as the specialized lending portfolio grew at a faster pace than the overall portfolio, contributing to an increase in the loan portfolio’s yield.

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

Table 10

Asset Quality

	December 31,
	2006		2005		2004		2003		2002
	(Dollars in millions)
Nonaccrual loans and leases	$260		$229		$269		$350		$375
Restructured loans	—		—		—		1		—
Foreclosed property	89		71		89		96		77

Nonperforming assets	$349		$300		$358		$447		$452

Loans 90 days or more past due and still accruing	$102		$103		$100		$117		$115

Asset Quality Ratios: (1)
Nonaccrual and restructured loans and leases as a percentage of loans and leases	.31%		.31%		.39%		.56%		.70%
Nonperforming assets as a percentage of:
Total assets	.29		.27		.36		.49		.56
Loans and leases plus foreclosed property	.42		.40		.52		.72		.84
Net charge-offs as a percentage of average loans and leases	.27		.30		.36		.43		.48
Allowance for loan and lease losses as a percentage of loans and leases	1.06		1.10		1.18		1.26		1.35
Allowance for loan and lease losses as a percentage of loans and leases held for investment	1.07		1.11		1.19		1.27		1.42
Ratio of allowance for loan and leases to:
Net charge-offs	4.12	x	3.84	x	3.42	x	3.17	x	2.94	x
Nonaccrual and restructured loans and leases	3.41		3.60		2.99		2.24		1.93

NOTE: (1)	Items referring to loans and leases are net of unearned income and, except for loans and leases held for investment, include loans held for sale.

During 2006, BB&T’s credit quality remained solid. BB&T experienced a fourth consecutive year of lower charge-offs as a percentage of average outstanding loans. Nonperforming assets increased slightly from .27% of total assets at December 31, 2005 to .29% at year-end 2006, after three consecutive years of declines.

The following table summarizes nonperforming assets and past due loans by loan type for the past three years.

Table 11

Summary of Nonperforming Assets and Past Due Loans

	December 31,
	2006	2005	2004
	(Dollars in millions)
Nonaccrual loans and leases
Commercial loans and leases	$129	$104	$138
Direct retail	39	41	38
Sales finance	2	5	6
Revolving credit	—	—	—
Mortgage	53	48	61
Specialized lending	37	31	26

Total nonaccrual loans and leases	$260	$229	$269

Foreclosed real estate	$54	$48	$69
Other foreclosed assets	35	23	20
Restructured loans	—	—	—

Total nonperforming assets	$349	$300	$358

Nonaccrual loans and leases as a percentage of total loans and leases
Commercial loans and leases	.16%	.14%	.20%
Direct retail	.05	.06	.05
Sales finance	—	.01	.01
Revolving credit	—	—	—
Mortgage	.06	.06	.09
Specialized lending	.04	.04	.04

Total nonaccrual loans and leases as a percentage of loans and leases	.31%	.31%	.39%

Loans 90 days or more past due and still accruing interest
Commercial loans and leases	$14	$10	$4
Direct retail	20	21	20
Sales finance	17	21	20
Revolving credit	6	5	5
Mortgage	37	39	44
Specialized lending	8	7	7

Total loans 90 days or more past due and still accruing interest	$102	$103	$100

Total loans 90 days or more past due and still accruing interest as a percentage of total loans and leases
Commercial loans and leases	.02%	.01%	.01%
Direct retail	.02	.03	.03
Sales finance	.02	.03	.03
Revolving credit	.01	.01	.01
Mortgage	.04	.05	.06
Specialized lending	.01	.01	.01

Total loans 90 days or more past due and still accruing interest as a percentage of total loans and leases	.12%	.14%	.15%

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

The allowance for loan and lease losses and the reserve for unfunded lending commitments compose BB&T’s allowance for credit losses. The allowance for credit losses totaled $888 million at December 31, 2006, an increase of 7.0% compared to $830 million at the end of 2005. The allowance for loan and lease losses, as a percentage of loans and leases, was 1.06% at December 31, 2006, compared to 1.10% at year-end 2005. As a percentage of loans held for investment, the ratio of the allowance for loan and lease losses to total loans and leases was 1.07% at December 31, 2006 compared to 1.11% at the end of last year. BB&T’s strong credit history, combined with improvements in BB&T’s relative level of net charge-offs, led to the reduction in the allowance as a percentage of outstanding loans and leases for a fourth consecutive year. Please refer to Note 5 “Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments” in the “Notes to Consolidated Financial Statements” for additional disclosures.

Information relevant to BB&T’s allowance for loan and lease losses for the last five years is presented in the following table. The table is presented using regulatory classifications.

Table 12

Analysis of Allowance for Credit Losses

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in millions)
Balance, beginning of period	$830	$828	$793	$724	$645

Charge-offs:
Commercial, financial and agricultural	(32)	(52)	(60)	(72)	(85)
Real estate	(46)	(45)	(61)	(78)	(61)
Consumer	(194)	(174)	(165)	(161)	(145)
Lease receivables	(5)	(6)	(11)	(5)	(6)

Total charge-offs	(277)	(277)	(297)	(316)	(297)

Recoveries:
Commercial, financial and agricultural	12	14	17	25	18
Real estate	7	8	10	11	7
Consumer	41	39	34	30	25
Lease receivables	1	2	1	1	1

Total recoveries	61	63	62	67	51

Net charge-offs	(216)	(214)	(235)	(249)	(246)

Provision charged to expense	240	217	249	248	263

Allowance for loans (sold) acquired, net	34	(1)	21	70	62

Balance, end of period	$888	$830	$828	$793	$724

Average loans and leases (1)	$79,313	$71,517	$66,107	$57,857	$50,851

Net charge-offs as a percentage of average loans and leases (1)	.27%	.30%	.36%	.43%	.48%

(1)	Loans and leases are net of unearned income and include loans held for sale.

Deposits and Other Borrowings

Client deposits generated through the BB&T banking network are the largest source of funds used to support asset growth. Total deposits at December 31, 2006, were $81.0 billion, an increase of $6.7 billion, or 9.0%, compared to year-end 2005. The increase in deposits during 2006 was driven by a $5.7 billion, or 29.4% increase in client certificates of deposit (“CDs”), a $3.1 billion, or 10.0% increase in other client deposits, which include money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits. These increases were partially offset by a decline of $1.9 billion, or 21.0% in other interest-bearing deposits. For the year ended December 31, 2006, total deposits averaged $77.2 billion, an increase of $6.9 billion, or 9.8%, compared to 2005. The increase in average deposits was primarily the result of a $4.6 billion, or 25.6% increase in average CDs, and a $1.6 billion, or 5.5% increase in average other client deposits. The overall increases in year-end and average deposits included the impact of the acquisitions of Main Street and First Citizens, which were completed during 2006.

Average other client deposits, which include money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits represent the largest component of BB&T’s deposits and composed 40.7% of total average deposits for 2006, compared to 42.4% during 2005. CDs are the second largest source and comprised 29.2% of total average deposits for 2006 compared to 25.5% for 2005. The remainder of client deposits is comprised of noninterest-bearing deposits and savings and interest-checking accounts, which comprised 19.9% of total average deposits in the current year, compared to 20.9%, for last year. BB&T also gathers other interest-bearing deposits through wholesale funding products, which include negotiable certificates of deposit and Eurodollar deposits. Average other interest-bearing deposits represented 10.1% of total average deposits for 2006, as compared to 11.2% for 2005. During 2006, management increased its focus on deposit gathering efforts and more aggressively pursued retail deposits through the banking network. This led to the increases in CDs as a percentage of total deposits and the decrease in reliance on other interest-bearing deposits to fund strong loan growth and fuel organic growth initiatives. The decline in other client deposits as a percentage of total average deposits was largely a result of consumers migrating to CDs and other higher-yielding deposit products as interest rates increased during 2005 and 2006.

The average rate paid on interest-bearing deposits increased to 3.34% during 2006, from 2.18% in 2005. This increase resulted primarily from the steady interest rate increases by the Federal Reserve which began during the second half of 2004 and resulted in BB&T increasing its rates on its interest-bearing deposit products. The average rates paid on the various categories of interest-bearing deposits also increased as follows: CDs increased to 4.16% in the current year from 2.91% in 2005; other client deposits increased to 2.43% in the current year from 1.51% in 2005; interest checking increased to 1.87% in 2006 from .80% in 2005; and other interest-bearing deposits increased to 5.04% in 2006 from 3.35% in 2005.

BB&T also uses various types of shorter-term borrowings in meeting funding needs. While client deposits remain the primary source for funding loan originations, management uses shorter-term borrowings as a supplementary funding source for loan growth and other balance sheet management purposes. Shorter-term borrowings comprised 6.1% of total funding needs on average in 2006 as compared to 7.1% in 2005. See Note 9 “Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds” in the “Notes to Consolidated Financial Statements” herein for further disclosure. The types of shorter-term borrowings utilized by the Corporation include Federal funds purchased, which comprised 24.8% of total shorter-term borrowings, and securities sold under repurchase agreements, which comprised 25.8% of shorter-term borrowings at year-end 2006. Master notes, U.S. Treasury tax and loan deposit notes, and short-term bank notes are also utilized to meet short-term funding needs and comprised the remaining 49.4% of these types of funding sources as of December 31, 2006. Shorter-term borrowings at the end of 2006 were $8.1 billion, an increase of $1.5 billion, or 23.2% compared to year-end 2005. Average shorter-term borrowings totaled $7.0 billion during 2006 compared to $7.4 billion last year, a decrease of 5.1%. The increase in the year-end balance was primarily associated with funding trading securities purchased at year-end 2006, while the decline in the average balance during 2006 compared to 2005 was the result of strong deposit growth and a migration of some funding requirements to long-term debt. The rates paid on average shorter-term borrowings increased from 3.04% in 2005 to 4.30% during 2006. The increase in the cost of shorter-term borrowings resulted from recent actions by the Federal Reserve Board, which steadily increased the targeted Federal funds rate by 425 basis points starting in the second half of 2004 and ending in June 2006. At December 31, 2006, the targeted federal funds rate was 5.25% as compared to its lowest level of 1.00% in June 2003. The following table summarizes certain pertinent information for the past three years with respect to BB&T’s shorter-term borrowings:

Table 13

Federal Funds Purchased, Securities Sold Under

Agreements to Repurchase and Short-Term Borrowed Funds

	As of /For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Securities Sold Under Agreements to Repurchase
Maximum outstanding at any month-end during the year	$3,080	$4,269	$3,690
Balance outstanding at end of year	2,090	2,699	2,521
Average outstanding during the year	2,608	3,505	3,078
Average interest rate during the year	4.35%	3.04%	1.38%
Average interest rate at end of year	4.24	3.73	2.12

Federal Funds Purchased and Short-term Borrowed Funds
Maximum outstanding at any month-end during the year	$6,036	$5,447	$5,319
Balance outstanding at end of year	5,997	3,863	4,167
Average outstanding during the year	4,398	3,881	3,513
Average interest rate during the year	4.27%	3.04%	1.36%
Average interest rate at end of year	4.83	3.93	2.03

BB&T also utilizes long-term debt to provide both funding and, to a lesser extent, regulatory capital. Long-term debt comprised 12.8% of total funding needs on average during 2006 and 11.4% in 2005. See Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” herein for further disclosure. Long-term debt at December 31, 2006, totaled $15.9 billion, an increase of $2.8 billion, or 21.2%, from year-end 2005. For the year ended December 31, 2006, average long-term debt increased $2.7 billion, or 22.3%, compared to the average for 2005. BB&T’s long-term debt consists primarily of FHLB advances, which composed 41.3% of total outstanding long-term debt at December 31, 2006, and subordinated notes of BB&T Corporation, which composed 21.1% of the year-end balance. FHLB advances are cost-effective long-term funding sources that provide BB&T with the flexibility to structure the debt in a manner that aids in the management of interest rate risk and liquidity. The remaining long-term debt consists of both secured and unsecured senior and subordinated borrowings by Branch Bank, junior subordinated debt to unconsolidated trusts issued by the Corporation, and capital leases. The average rate paid on long-term debt increased from 4.22% during 2005 to 5.10% during 2006 primarily because BB&T has issued floating rate instruments or elected to swap a portion of its fixed-rate long-term debt to floating rates.

The increase in long-term debt during 2006 was primarily related to the issuance of $600 million in capital securities, $500 million in medium term bank notes, $750 million in subordinated bank notes and the receipt of a

$1.0 billion FHLB advance. The issuances of the floating rate medium term bank notes and the FHLB advance were designed to better stratify debt maturities among short, medium and long-term periods. The proceeds from the issuance of the capital securities were used primarily to repurchase shares under BB&T’s share repurchase program. The proceeds from the subordinated bank notes were used to provide for general funding needs of Branch Bank and to provide additional regulatory capital.

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

Analysis of Results of Operations

Consolidated net income for 2006 totaled $1.53 billion, which generated basic earnings per share of $2.84 and diluted earnings per share of $2.81. Net income for 2005 was $1.65 billion and net income for 2004 totaled $1.56 billion. Basic earnings per share were $3.02 in 2005 and $2.82 in 2004, while diluted earnings per share were $3.00 and $2.80 for 2005 and 2004, respectively.

Two important and commonly used measures of bank profitability are return on average assets (net income as a percentage of average total assets) and return on average shareholders’ equity (net income as a percentage of average common shareholders’ equity). BB&T’s returns on average assets were 1.34%, 1.58%, and 1.62% for the years ended December 31, 2006, 2005 and 2004, respectively. The returns on average common shareholders’ equity were 13.35%, 14.95%, and 14.71% for the last three years.

BB&T’s 2006 net income and returns were negatively affected by an additional tax provision of $139 million after-tax, which is discussed further under the section titled “Provision for Income Taxes” herein and securities losses resulting from a portfolio restructuring of $47 million after-tax, which was mentioned previously under the section titled “Securities” herein.

Merger-Related and Restructuring Charges

Mergers and acquisitions have played an important role in the development of BB&T’s franchise. BB&T has been an active acquirer of financial institutions, insurance agencies and other nonbank fee income producing businesses for many years. However, in 2004, management elected not to pursue any new bank or thrift acquisitions during 2004 and 2005, and instead focus on integrating recent acquisitions and improving internal growth. During 2006, BB&T re-entered the bank acquisition market and completed the acquisitions of Main Street and First Citizens. Please Refer to Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for a summary of mergers and acquisitions consummated during the three years ended December 31, 2006. As a result of these activities, the consolidated results of operations for the three year period covered by this discussion include the effects of merger-related and restructuring charges, as well as expenses and certain gains related to the consummation of the transactions.

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

During 2006, BB&T recorded net merger-related and restructuring charges of $18 million, which are reflected in BB&T’s Consolidated Statements of Income as a separate category of noninterest expenses. These amounts were primarily associated with the write-off of duplicate software in connection with the Main Street acquisition and systems conversion costs related to the acquisitions of Main Street and First Citizens.

During 2005, BB&T recorded net merger-related and restructuring credits, or gains of $11 million, which are reflected in BB&T’s Consolidated Statements of Income as a separate category of noninterest expenses. These amounts were primarily associated with the sale of duplicate facilities and the finalization of severance and other personnel-related liabilities in connection with the First Virginia Banks, Inc. (“First Virginia”) and Republic Bancshares, Inc. (“Republic”) acquisitions on terms more beneficial than originally estimated.

During 2004, BB&T recorded merger-related and restructuring charges of $6 million, which are reflected in BB&T’s Consolidated Statements of Income as noninterest expenses. These expenses were recorded primarily in connection with the acquisitions and systems conversions of McGriff, Seibels & Williams, Inc. (“McGriff”) and Republic.

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

Table 14

Summary of Merger-Related and Restructuring Charges

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Severance and personnel-related charges	$2	$(5)	$9
Occupancy and equipment charges	(2)	(5)	(12)
Systems conversions and related charges	4	—	1
Marketing and public relations	2	—	4
Asset write-offs and other merger-related charges	12	(1)	4

Total	$18	$(11)	$6

Severance and personnel-related costs or credits include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination or reversals of previously estimated amounts, which typically occur in corporate support and data processing functions. During 2006, BB&T estimated that 147 positions would be eliminated and receive severance due to mergers and 114 employees did, in fact, receive severance in 2006. Sixty-one former employees will continue to receive merger-related severance payments during 2007. BB&T did not have any job eliminations in connection with mergers during 2005. During 2004, BB&T estimated that 200 positions would be eliminated and receive severance in connection with the acquisition of Republic and 225 employees did, in fact, receive severance in 2004. Nine former employees continued to receive severance payments during 2005.

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

In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance and other personnel costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with an acquisition. The following tables present a summary of activity with respect to BB&T’s merger and restructuring accruals. These tables include costs reflected as expenses, as presented in the table above, and certain accruals recorded through purchase accounting adjustments.

	Merger Accrual Activity
	(Dollars in millions)
	Balance January 1, 2005	Accrued at acquisition	Merger-related and restructuring gains	Utilized	Purchase Price Adjustments	Other, net	Balance December 31, 2005
Severance and personnel-related charges	$15	$—	$(5)	$(4)	$—	$—	$6
Occupancy and equipment charges	16	—	(5)	(4)	—	1	8
Other merger-related charges	3	2	(1)	(2)	1	—	3

Total	$34	$2	$(11)	$(10)	$1	$1	$17

	Balance January 1, 2006	Accrued at acquisition	Merger-related and restructuring charges (gains)	Utilized	Purchase Price Adjustments	Other, net (1)	Balance December 31, 2006
Severance and personnel-related charges	$6	$20	$2	$(19)	$3	$—	$12
Occupancy and equipment charges	8	—	(2)	(2)	—	—	4
Systems conversions and related charges	—	1	4	(5)	—	—	—
Other merger-related charges	3	—	14	(5)	—	(10)	2

Total	$17	$21	$18	$(31)	$3	$(10)	$18

(1)	Primarily relates to the write-off of duplicate software related to the Main Street acquisition.

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

In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2006 are expected to be utilized during 2007, unless they relate to specific contracts that expire in later years.

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

For 2006, net interest income on an FTE-adjusted basis totaled $3.8 billion, compared with $3.6 billion in 2005 and $3.4 billion in 2004. The 5.2% increase in net interest income during 2006 resulted because the benefit from strong average earning asset growth of 9.6% more than offset the adverse impact of the steady increase in short-term rates, which caused funding costs to increase faster than interest on earning assets.

The FTE-adjusted net interest margin is the primary measure used in evaluating the gross profit margin from the portfolios of earning assets. The FTE-adjusted net interest margin was 3.74% in 2006, 3.89% in 2005 and 4.04% in 2004. The average yield on interest earning assets increased 84 basis points compared to the average yield during 2005, while the average cost of funds over the same time period increased 114 basis points. The faster increase in the cost of funds compared to interest-earning assets is primarily a result of a delay in the repricing of earning assets compared to interest-bearing liabilities and a change in the mix of funding sources with a higher concentration of deposits in higher-cost products. While many of BB&T’s liabilities reprice in a short period of time after an increase in rates, there is typically a delay of between three and eighteen months before BB&T’s assets will be repriced. Therefore, once interest rates stabilize BB&T expects to benefit from repricing of earning assets and should not experience a similar rise in its cost of funding. In addition to the lag effect described above, the margin was also negatively affected by a flattening yield curve during 2005, which became inverted in 2006. The inverted yield curve is a significant challenge for financial services companies, like BB&T, who borrow money from clients in the form of deposits and pay short-term rates, and invest in assets with longer-term maturities, which generally produce an interest spread. BB&T’s net interest margin was also negatively impacted by the additional interest expense incurred in connection with BB&T’s share repurchase program. While management expects some volatility in the net interest margin during the quarterly periods in 2007, it currently estimates that the full year 2007 margin will be in the middle of the range between 3.60% and 3.70%. While management believes this estimate is reasonable it is based on a number of factors management does not control, including expectations with regards to future actions by the Federal Reserve Board, changes in the volumes of assets and liabilities and other factors, which may not occur as currently anticipated by management.

Table 15

FTE Net Interest Income and Rate / Volume Analysis

For the Years Ended December 31, 2006, 2005 and 2004

										2006 vs. 2005			2005 vs. 2004
	Average Balances			Yield / Rate			Income / Expense			Increase (Decrease)	Change due to		Increase (Decrease)	Change due to
	2006	2005	2004	2006	2005	2004	2006	2005	2004		Rate	Volume		Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. Treasury securities	$113	$120	$132	3.56%	3.05%	2.93%	$4	$4	$4	$—	$—	$—	$—	$—	$—
U.S. government sponsored-entity securities (6)	11,616	12,299	13,883	4.02	3.78	3.91	467	465	542	2	29	(27)	(77)	(17)	(60)
Mortgage-backed securities	6,990	6,106	2,593	4.97	4.72	4.52	347	288	117	59	16	43	171	5	166
States and political subdivisions	607	699	827	6.89	6.73	6.51	42	47	54	(5)	1	(6)	(7)	2	(9)
Other securities	1,160	696	387	5.82	4.97	3.25	67	35	13	32	7	25	22	9	13
Trading securities	862	547	396	3.34	2.64	2.09	29	14	8	15	4	11	6	3	3

Total securities (5)	21,348	20,467	18,218	4.48	4.17	4.05	956	853	738	103	57	46	115	2	113
Other earning assets (2)	911	719	621	5.69	3.06	1.79	52	22	11	30	22	8	11	9	2
Loans and leases, net of unearned income (1)(3)(4)(5)	79,313	71,517	66,107	7.53	6.59	5.87	5,973	4,713	3,879	1,260	714	546	834	501	333

Total earning assets	101,572	92,703	84,946	6.87	6.03	5.45	6,981	5,588	4,628	1,393	793	600	960	512	448

Non-earning assets	12,756	11,909	11,330

Total assets	$114,328	$104,612	$96,276

Liabilities and Shareholders’ Equity
Interest-bearing deposits:
Interest-checking	$2,164	$1,797	$1,609	1.87	0.80	0.33	40	14	5	26	23	3	9	8	1
Other client deposits	31,462	29,814	28,623	2.43	1.51	0.96	764	451	275	313	287	26	176	164	12
Client certificates of deposits	22,564	17,969	17,526	4.16	2.91	2.14	939	522	375	417	262	155	147	137	10
Other interest-bearing deposits	7,822	7,888	5,375	5.04	3.35	1.39	394	265	75	129	131	(2)	190	143	47

Total interest-bearing deposits	64,012	57,468	53,133	3.34	2.18	1.37	2,137	1,252	730	885	703	182	522	452	70
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	7,006	7,386	6,591	4.30	3.04	1.37	301	224	90	77	90	(13)	134	122	12
Long-term debt	14,628	11,959	10,886	5.10	4.22	3.48	747	505	378	242	117	125	127	87	40

Total interest-bearing liabilities	85,646	76,813	70,610	3.72	2.58	1.70	3,185	1,981	1,198	1,204	910	294	783	661	122

Noninterest-bearing deposits	13,218	12,878	11,683
Other liabilities	4,012	3,856	3,386
Shareholders’ equity	11,452	11,065	10,597

Total liabilities and shareholders’ equity	$114,328	$104,612	$96,276

Average interest rate spread				3.15%	3.45%	3.75%

Net interest margin				3.74%	3.89%	4.04%	$3,796	$3,607	$3,430	$189	$(117)	$306	$177	$(149)	$326

(1)	Interest income from securities, loans and leases includes the effects of taxable-equivalent adjustments (reduced by the nondeductible portion of interest expense) using a federal income tax rate of approximately 35% for all years reported and where applicable, state income taxes, to increase tax-exempt interest income to a taxable-equivalent basis. The net taxable-equivalent adjustment amounts included in the above table were $88 million, $83 million and $81 million for the three years ended December 31, 2006, 2005 and 2004, respectively.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at fair value.
(6)	Includes stock issued by the FHLB of Atlanta.

Provision for Credit Losses

A provision for credit losses is charged against earnings in order to maintain an allowance for loan and lease losses and a reserve for unfunded lending commitments that reflects management’s best estimate of probable losses inherent in the credit portfolios at the balance sheet date. The amount of the provision is based on continuing assessments of nonperforming and “watch list” loans and associated unfunded credit commitments, analytical reviews of loss experience in relation to outstanding loans and funded credit commitments, loan charge-offs, nonperforming asset trends and management’s judgment with respect to current and expected economic conditions and their impact on the loan portfolio and outstanding unfunded credit commitments. The methodology used is described in the “Overview and Description of Business” section under the heading “Allowance for Loan and Lease Losses and Reserve for Unfunded Credit Commitments.” The provision for credit losses recorded by BB&T in 2006 was $240 million, compared with $217 million in 2005 and $249 million in 2004.

The provision for credit losses increased 10.6% during 2006 while the total loan and lease portfolio increased 11.4% compared to the balance outstanding at the end of 2005. Net charge-offs were .27% of average loans and leases for 2006 compared to .30% of average loans during 2005. The allowance for loan and lease losses was 1.06% of loans and leases outstanding and was 3.41x total nonaccrual and restructured loans and leases at year-end 2006, compared to 1.10% and 3.60x, respectively, at December 31, 2005. The increase in the provision for credit losses during 2006 was primarily the result of growth in the loan portfolio compared to 2005, while the decrease in the provision for credit losses during 2005 compared to 2004 reflected improving credit quality trends.

Noninterest Income

Noninterest income has become, and will continue to be, a significant contributor to BB&T’s financial success. Noninterest income includes service charges on deposit accounts, trust revenue, mortgage banking income, investment banking and brokerage fees and commissions, insurance commissions, gains and losses on securities transactions and commissions and fees derived from other activities. Noninterest income as a percentage of total revenues has steadily increased in recent years, totaling 40.6% for 2006. Exceeding 40% on this measure has been a management objective for several years. Management has established a new goal for noninterest income to exceed 45% of total revenues in the next five years to further reduce BB&T’s reliance on traditional spread-based interest income, as fee-based activities are a relatively stable revenue source during periods of changing interest rates.

The following table provides a breakdown of BB&T’s noninterest income:

Table 16

Noninterest Income

				% Change
	Years Ended December 31,			2006 v. 2005	2005 v. 2004
	2006	2005	2004
	(Dollars in millions)
Insurance commissions	$813	$714	$619	13.9%	15.3%
Service charges on deposits	548	543	523.9		3.8
Investment banking and brokerage fees and commissions	317	290	265	9.3	9.4
Other nondeposit fees and commissions	167	129	116	29.5	11.2
Checkcard fees	155	128	101	21.1	26.7
Trust income	154	141	119	9.2	18.5
Bankcard fees and merchant discounts	122	112	102	8.9	9.8
Mortgage banking income	108	104	110	3.8	(5.5)
Securities gains (losses), net	(73)	—	6	NM	NM
Income from bank-owned life insurance	93	94	92	(1.1)	2.2
Other noninterest income	117	71	66	64.8	7.6

Total noninterest income	$2,521	$2,326	$2,119	8.4%	9.8%

NM—not meaningful

The 8.4% growth in noninterest income was the result of increased revenues from essentially all of BB&T’s fee-based businesses during 2006. These increases were partially offset by a loss from sales of securities as a result of management’s decision to restructure a portion of the securities portfolio during the fourth quarter of 2006, and a slight decline in income from bank-owned life insurance. The 9.8% growth in noninterest income for 2005 was a result of increased revenues from insurance commissions, trust income, bankcard fees and merchant discounts, service charges on deposit accounts, investment banking brokerage fees and commissions, checkcard fees and other nondeposit fees and commissions. These increases were partially offset by a decline in gains from sales of securities and mortgage banking income. The major categories of noninterest income and fluctuations in these amounts are discussed in the following paragraphs. These fluctuations reflect the impact of acquisitions.

Revenues from BB&T’s extensive insurance agency/brokerage operations were the largest source of noninterest income. Internal growth, combined with the expansion of BB&T’s insurance agency network through acquisitions during the last two years, resulted in growth of 13.9% in 2006 and 15.3% in 2005. Commission income from CRC Insurance Services (“CRC”), BB&T’s wholly owned wholesale insurance broker, contributed approximately $39 million in growth for the current year, while BB&T Insurance Services, Inc. (“BB&T Insurance”) and McGriff contributed an additional $24 million and $30 million of growth, respectively, compared to 2005. These increases were primarily related to property and casualty insurance and employee benefit-related insurance products, which increased $77 million and $10 million, respectively, compared to 2005. The increase in commission income during 2005 was also generated primarily from CRC, BB&T Insurance and McGriff and included increases in property and casualty insurance, employee benefit-related insurance and other insurance fees and commissions of $67 million, $16 million and $15 million, respectively compared to 2004.

Service charges on deposit accounts represent BB&T’s second largest category of noninterest revenue. Growth in service charge revenue slowed during 2006, primarily due to management’s decision to offer more free services as a method of attracting and retaining clients. The resulting decline caused by these changes in pricing strategy was more than offset by an increase of $24 million on higher revenues from overdraft items in 2006 compared to 2005. During 2005, BB&T experienced a 3.8% increase in revenue from service charges on deposit accounts compared to 2004. The primary reasons for the increase were higher revenues from overdraft items due to pricing increases and changes in fee structure, which increased revenues $40 million compared to 2004. This increase was partially offset by declines in commercial account analysis fees as a result of higher earnings credits and a reduction in monthly account service fees on certain personal and business services, which reduced revenues $8 million and $11 million, respectively, compared to last year.

Investment banking and brokerage fees and commissions increased $27 million, or 9.3%, compared to 2005 primarily as a result of increased revenues of $23 million at Scott & Stringfellow, BB&T’s full-service brokerage and investment banking subsidiary. The increase during 2006 includes the impact from the acquisition of Bergen Capital, Inc., which was completed in January 2006. The 9.4% increase in 2005 compared to 2004 resulted primarily from growth in investment banking and retail brokerage revenues at Scott & Stringfellow. The primary contributor to the 2005 increase was the acquisition of Windsor Group, LLC by Scott and Stringfellow.

Other nondeposit fees and commissions, including bankcard fees and merchant discounts and checkcard fees increased $75 million, or 20.3%, during 2006 compared to 2005. During 2005, these categories increased $50 million, or 15.7%, compared to 2004. The increases in 2006 and 2005 included additional checkcard fees and bankcard fees and merchant discounts of $27 million and $10 million, respectively, for each period as clients continued to show a preference for utilizing electronic forms of payment rather than traditional paper checks. This preference by clients transferred into increased volumes in both categories of noninterest revenues for 2006 and 2005. Additionally, during 2006 and 2005 fees from money orders and official checks increased $14 million and $8 million, respectively, compared to the prior year. In addition, the growth in this category was impacted by the acquisitions completed during the last two years.

Revenue from corporate and personal trust services are based on the types of services provided as well as the overall value of the assets managed, which is affected by stock market conditions. During 2006, trust revenues increased by $13 million compared to 2005. The increase during 2006 was the result of a combination of factors, including approximately $4 million related to wealth management fee opportunities that were identified as part of management’s 2004 revenue enhancement initiative, $4 million as a result of increased assets under management and $3 million related to the 2005 acquisition of Sterling Capital Management LLC (“Sterling”). In

2005, trust revenue increased $22 million, or 18.5%, compared to 2004. The increase in trust service income in 2005 was primarily a result of the acquisition of Sterling, which contributed approximately $15 million in growth in 2005. In addition, administrative fees from proprietary mutual funds increased $5 million in 2005 compared to 2004. The value of trust assets under management, including custodial accounts, increased during each of the last three years and was $33.7 billion, $32.9 billion and $28.4 billion at December 31, 2006, 2005 and 2004, respectively. The increase in assets under management during 2005 was primarily a result of the acquisition of Sterling, which added approximately $8.0 billion in assets. This increase was partially offset by a discontinuation of custodial responsibilities for approximately $4.5 billion of the assets of certain BB&T proprietary funds. The change in custodial responsibilities resulted in greater efficiencies for the shareholders of the BB&T Funds.

Income from mortgage banking activities includes gains and losses from the sale of mortgage loans, revenue from servicing mortgage loans, valuation adjustments for mortgage servicing rights, mortgage servicing rights-related derivative gains/losses and amortization related to mortgage servicing rights. Mortgage banking income totaled $108 million, $104 million and $110 million during 2006, 2005 and 2004, respectively. The following table provides a breakdown of the various components of mortgage banking income and related statistical information:

Table 17

Mortgage Banking Income and Related Statistical Information

				% Change
	As of/ For the Years Ended December 31,			2006 v. 2005	2005 v. 2004
Mortgage Banking Income	2006	2005	2004
	(Dollars in millions)
Residential mortgage production income	$46	$58	$62	(20.7)%	(6.5)%
Residential Mortgage Servicing:
Residential mortgage servicing fees	102	96	93	6.3	3.2
Residential mortgage servicing rights increase in fair value due to change in valuation inputs or assumptions	21	—	—	NM	NM
Mortgage servicing rights valuation recapture	—	86	8	NM	NM
Mortgage servicing rights derivative losses (gains)	(17)	(77)	17	(77.9)	NM

Net	4	9	25	(55.6)	(64.0)
Amortization of residential mortgage servicing rights	—	(84)	(89)	NM	(5.6)
Decrease in fair value of residential mortgage servicing rights	(80)	—	—	NM	NM

Total residential mortgage servicing income	26	21	29	23.8	(27.6)

Total residential mortgage banking income	72	79	91	(8.9)	(13.2)

Commercial mortgage banking revenues	40	27	22	48.1	22.7
Amortization of commercial mortgage servicing rights	(4)	(2)	(3)	100.0	(33.3)

Total commercial banking income	36	25	19	44.0	31.6

Total mortgage banking income	$108	$104	$110	3.8	(5.5)

NM = Not Meaningful
	As of/ For the Years Ended December 31,			% Change
				2006 v. 2005	2005 v. 2004
Mortgage Banking Statistical Information	2006	2005	2004
	(Dollars in millions)
Residential mortgage originations	$9,889	$10,528	$9,961	(6.1)%	5.7%
Residential mortgage loan serviced for others	28,232	25,844	24,526	9.2	5.4
Residential mortgage loan sales	5,282	4,835	5,323	9.2	(9.2)
Commercial mortgage originations	$2,906	$2,038	$1,554	42.6	31.1
Commercial mortgage loans serviced for others	9,206	8,092	6,706	13.8	20.7

Mortgage banking income increased $4 million, or 3.8%, during 2006. The increase in 2006 included an increase of $11 million, or 44.0%, from commercial mortgage banking activities which are generated by BB&T’s subsidiary, Laureate Capital LLC (“Laureate”). BB&T’s residential mortgage banking income declined $7 million during 2006 compared to 2005, primarily as a result of lower gains from sales of mortgage loans, which resulted in a decline of $12 million from residential mortgage production revenues. While residential mortgage loan sales increased from $4.8 billion in 2005 to $5.3 billion in 2006 the margins on residential mortgage loan sales were down as a result of increased competition in the marketplace. This decline was partially offset by an increase of $5 million related to residential mortgage servicing activities. The 5.5% decline in mortgage banking income in 2005 compared to 2004 was primarily a result of a decrease in the net impact of the valuation adjustment for mortgage servicing rights and related derivatives, which declined $16 million, or 64.0%, compared to 2004. During 2005, BB&T recorded $86 million of recapture for the valuation of mortgage servicing rights as compared to $8 million in 2004. BB&T enters into a variety of derivative financial instruments to mitigate the risk associated with the valuation of mortgage servicing rights and has in the past used other economic risk management strategies, including the use of trading securities. During 2005 and 2004, BB&T recorded (losses)/gains related to its derivative financial instruments and other risk management strategies of $(77 million) and $17 million, respectively. In addition, mortgage production revenues declined 6.5% due to a lower volume of residential mortgage loan sales in 2005 compared to 2004. While residential mortgage originations increased from $10.0 billion in 2004 to $10.5 billion in 2005, a higher percentage of the 2005 originations were adjustable-rate mortgages, which BB&T retained in the loan portfolio. Commercial mortgage banking revenues generated by Laureate increased $6 million in 2005 compared to 2004. Laureate increased its presence during 2005 with the acquisition of two firms specializing in commercial mortgage banking, which contributed to the increases in revenues for 2006 and 2005.

Other income increased $46 million, or 64.8%, in 2006 compared to 2005. The increase during 2006 was primarily the result of increased revenues from investments managed by BB&T Capital Partners, a small business investment company, which contributed $21 million to the growth during 2006. In addition, 2006 includes increases of $8 million in revenues from various financial assets isolated for the purpose of providing post-employee benefits and $8 million related to trading income at Scott & Stringfellow. The 7.6%, or $5 million increase in 2005 compared to 2004 was primarily due to higher income from limited partnership investments, which increased $7 million compared to the prior year. In addition, trading income at Scott & Stringfellow increased $7 million compared to the prior year due to increased activity in the trading portfolio. These increases were offset by decreases related to derivative valuations and ineffectiveness of hedging derivatives, and lower income from various financial assets isolated for the purpose of providing post-employee benefits of $4 million and $3 million, respectively, during 2005 as compared to 2004.

The ability to generate significant amounts of noninterest revenue in the future will be very important to the continued financial success of BB&T. Through its subsidiaries, BB&T will continue to focus on asset management, mortgage banking, trust, insurance, investment banking and brokerage services, as well as other fee-producing products and services. BB&T plans to continue to pursue acquisitions of additional financial services companies, including insurance agencies and asset management companies, as well as explore strategic acquisitions of other nonbank entities as a means of expanding fee-based revenues. Also, among BB&T’s principal strategies following the acquisition of a financial institution is the cross-sell of noninterest income generating products and services to the acquired institution’s client base. As previously mentioned, management has set a goal to increase the contribution of noninterest revenue sources from the current level of 40% to 45% over the next five years.

Noninterest Expense

Noninterest expense totaled $3.5 billion in 2006, $3.2 billion in 2005 and $2.9 billion in 2004. Noninterest expense includes certain merger-related charges or credits recorded during the years 2006, 2005 and 2004 as noted in Table 18 below. These amounts totaled $18 million in 2006, $(11 million) in 2005 and $6 million in 2004. Additional disclosures related to these merger-related charges are presented in “Merger-Related and Restructuring Charges.” Noninterest expenses for 2005 also include a $44.0 million pre-tax one-time, non-cash adjustment that was recorded to account for escalating lease payments and the amortization of leasehold improvements. The table below shows the components of noninterest expense and the discussion that follows explains the composition of certain categories and the factors that caused them to change in 2006 and 2005.

Table 18

Noninterest Expense

				% Change
	Years Ended December 31,			2006 v. 2005	2005 v. 2004
	2006	2005	2004
	(Dollars in millions)
Salaries and wages	$1,700	$1,474	$1,338	15.3%	10.2%
Pension and other employee benefits	377	311	294	21.2	5.8

Total personnel expenses	2,077	1,785	1,632	16.4	9.4
Net occupancy expense on bank premises	253	274	213	(7.7)	28.6
Furniture and equipment expense	196	198	203	(1.0)	(2.5)

Total occupancy and equipment expenses	449	472	416	(4.9)	13.5
Professional services	120	93	76	29.0	22.4
Amortization of intangibles	104	112	106	(7.1)	5.7
Loan processing expenses	103	98	84	5.1	16.7
Software	58	52	43	11.5	20.9
Advertising and public relations	55	48	32	14.6	50.0
Travel and transportation	48	38	32	26.3	18.8
Telephone	44	43	47	2.3	(8.5)
Deposit related expense	38	38	34	—	11.8
Supplies	37	38	37	(2.6)	2.7
Foreclosed property expense	18	23	26	(21.7)	(11.5)
Regulatory charges	15	14	15	7.1	(6.7)
Merger-related and restructuring charges	18	(11)	6	NM	NM
Loss on early extinguishment of debt	—	3	—	NM	NM
Other noninterest expenses	332	321	310	3.4	3.5

Total noninterest expense	$3,516	$3,167	$2,896	11.0%	9.4%

NM—not meaningful

The 11.0% increase in total noninterest expense during 2006 compared to 2005 was primarily due to increases in personnel costs and professional services, which was partially offset by a reduction in occupancy expense as a result of the one-time lease adjustment recorded during 2005. The 9.4% increase in total noninterest expense during 2005 compared to 2004 was primarily due to increased personnel costs, the one-time lease adjustment noted above, and increased advertising and professional services. The increases during 2006 and 2005 were impacted by the acquisitions of Main Street and First Citizens during 2006 and several nonbank financial services companies during 2006 and 2005.

Total personnel expense is the largest component of noninterest expense and includes salaries and wages, as well as pension and other employee benefit costs. The 2006 increase of 16.4% resulted primarily from additional salaries and wages as a result of increased incentive compensation and additional staffing. Total salaries and wages increased $226 million compared to 2005, including higher insurance incentive compensation, investment banking incentive compensation and other annual incentive compensation of $37 million, $17 million and $10 million, respectively. Incentive commissions related to mortgage banking activities declined $7 million in 2006 compared to 2005. In addition, BB&T adopted SFAS 123(R) on January 1, 2006 and recorded compensation expense related to its equity-based awards in 2006 of $58 million. The 21.2% increase in pension and other employee benefit costs was also affected by the additional salaries and wages expense, which caused increases in social security taxes and defined contribution plan expenses of $8 million each compared to 2005. In addition, expense related to post-employment benefits, excluding defined contribution plan expenses, increased $18 million and health care and other welfare expenses increased $14 million compared to 2005. The 2005 increase of 9.4% resulted primarily from additional salaries and wages as a result of increased incentive compensation and increased staffing. Total salaries and wages expense increased $136 million in 2005 compared to 2004, including higher insurance incentive compensation, investment banking incentive compensation, mortgage loan production incentive compensation and other annual performance compensation, which grew $34 million, $19 million, $8 million and $19 million, respectively, compared to 2004. The 5.8% increase in pension and other employee benefit costs was also affected by the additional salaries and wages expense, which caused increases in social security taxes and defined contribution plan expenses, of $9 million and $4 million, respectively, compared to 2004. In addition, pension expense increased $2 million and health care expenses increased $6 million compared to 2004. These increases were offset by a $12 million reduction in the cost of retiree health care due to a change in the level of subsidy for post-retirement medical benefits, which was made effective during 2004. Additional disclosures relating to BB&T’s benefit plans can be found in Note 14 “Benefit Plans” in the “Notes to Consolidated Financial Statements.”

Net occupancy and equipment expense decreased $23 million, or 4.9%, in 2006. The decrease in 2006 was largely a result of the $44 million lease adjustment previously mentioned. This decrease was partially offset by increases as a result of BB&T’s de novo branching strategy, additional rent from new leases and other increases. During 2005 net occupancy and equipment expense increased by $56 million, or 13.5%, in 2005. The increase is primarily the result of the $44 million one-time lease adjustment previously mentioned.

The decrease in amortization expense associated with intangible assets in 2006 compared to 2005 primarily resulted from decreases from declining balance amortization methods for past acquisitions. These decreases were offset by additional amortization due to the acquisitions of Main Street and First Citizens during 2006. During 2005 amortization expense for intangibles increased 5.7% due to acquisitions. See Note 2 “Business Combinations” in the “Notes to Consolidated Financial Statements” for a summary of completed mergers and acquisitions during the three year period ended December 31, 2006.

Other noninterest expenses, including loan processing expenses and professional services, increased $59 million, or 7.3% compared to 2005, which reflected an increase of $73 million, or 9.9%, compared to 2004. The 2006 increase was primarily the result of increases in professional services, advertising expenses, software expenses and travel and transportation costs. The 2005 increase reflected higher advertising expenses, professional services expenses, loan processing expenses and software expenses. The increases for 2006 and 2005 were impacted by acquisitions completed during the past two years. Please refer to Table 18 for additional detail on fluctuations in other categories of noninterest expense.

The effective management of the Company’s noninterest operating costs is another key contributor to BB&T’s financial success, especially as BB&T becomes a larger and more diverse company. In 2004, management announced plans to implement cost savings and revenue enhancement initiatives with a goal to produce $175 million in combined annual cost savings and revenue enhancements. Implementation of the initiatives began in the fourth quarter of 2004. Management estimates that through year-end 2006, approximately $140 million of the anticipated revenue enhancements or cost savings had been realized. Management expects that substantially all of the $175 million of annual benefits will be achieved by mid-year 2007.

Provision for Income Taxes

BB&T’s provision for income taxes totaled $945 million for 2006, an increase of $132 million, or 16.2%, compared to 2005. The provisions for income taxes totaled $813 million in 2005 and $764 million in 2004. BB&T’s effective tax rates for the years ended 2006, 2005 and 2004 were 38.2%, 33.0%, and 32.9%, respectively. The increase in the provision for income taxes and the higher effective tax rate in 2006 were primarily the result of an adjustment of $139 million to BB&T’s tax reserves for leveraged lease transactions as discussed below. The increased provision for income taxes in 2005 was the result of higher pretax income. A reconciliation of the effective tax rate to the statutory tax rate is included in Note 13 “Income Taxes” in the “Notes to Consolidated Financial Statements” herein.

BB&T has extended credit to, and invested in, the obligations of states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments together with certain other transactions that have favorable tax treatment have reduced BB&T’s overall effective tax rate from the statutory rate in 2006, 2005 and 2004.

BB&T continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions and, accordingly, BB&T’s effective tax rate may fluctuate in the future. On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. Accordingly, the results of these examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. In this regard, the Internal Revenue Service (“IRS”) disallowed certain deductions taken by BB&T on leveraged lease transactions during 1997-2002. In 2004, BB&T filed a lawsuit against the IRS to pursue a refund of amounts assessed by the IRS related to a leveraged lease transaction entered into during 1997. On January 4, 2007, the United States Middle District Court of North Carolina issued a summary judgment in favor of the IRS related to BB&T’s lawsuit. Based on a review of the summary judgment by BB&T’s counsel, BB&T’s management disagrees with the decision and currently intends to appeal the matter to the United States Appeals Court for the Fourth Circuit, based in Richmond, Virginia.

Due to the timing of the District Court’s ruling and its potential impact on BB&T’s other leveraged lease transactions, BB&T recorded $139 million in additional reserves in the fourth quarter of 2006 and paid $1.2 billion to the IRS during the first quarter of 2007. This payment represented the total tax and interest due on these transactions for all open years. The tax paid relates to differences in the timing of income recognition and deductions for income tax purposes for which deferred taxes had been previously provided.

Management has consulted with outside counsel and continues to believe that BB&T’s treatment of its leveraged lease transactions was appropriate and in compliance with the tax laws and regulations applicable to the years examined and intends to continue to pursue legal remedies related to this issue.

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

BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to manage risk related to securities, business loans, federal funds purchased, long-term debt, mortgage servicing rights, mortgage banking operations and certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T’s derivatives resulted in an increase in net interest income of $8 million, $52 million and $155 million in

2006, 2005 and 2004, respectively. The reduction in net interest income benefit from 2004 to 2006 can be attributed to interest rate increases as well as changes in the composition of the derivatives portfolio.

Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On December 31, 2006, BB&T had derivative financial instruments outstanding with notional amounts totaling $23.1 billion. The estimated net fair value of open contracts was $(45 million) at December 31, 2006.

See Note 19 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements” herein for additional disclosures.

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

BB&T’s interest rate sensitivity is illustrated in the following table. The table reflects rate-sensitive positions at December 31, 2006, and is not necessarily indicative of positions on other dates. The carrying amounts of interest rate sensitive assets and liabilities are presented in the periods in which they next reprice to market rates or mature and are aggregated to show the interest rate sensitivity gap. To reflect anticipated prepayments, certain asset and liability categories are shown in the table using estimated cash flows rather than contractual cash flows. The table does not reflect the impact of hedging strategies.

Table 19

Interest Rate Sensitivity Gap Analysis

December 31, 2006

	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in millions)
Assets
Securities and other interest-earning assets (1)	$5,960	$6,340	$4,204	$7,328	$23,832
Federal funds sold and securities purchased under resale agreements or similar arrangements	253	—	—	—	253
Loans and leases (2)	50,648	14,498	7,779	10,666	83,591

Total interest-earning assets	56,861	20,838	11,983	17,994	107,676

Liabilities
Time deposits	31,683	3,552	663	3	35,901
Other deposits with no stated maturity (3)	14,644	4,339	2,237	10,457	31,677
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	7,869	218	—	—	8,087
Long-term debt	3,273	1,036	1,301	10,294	15,904

Total interest-bearing liabilities	57,469	9,145	4,201	20,754	91,569

Asset-liability gap	$(608)	$11,693	$7,782	$(2,760)

Cumulative interest rate sensitivity gap	$(608)	$11,085	$18,867	$16,107

(1)	Securities based on amortized cost.
(2)	Loans and leases include loans held for sale and are net of unearned income.
(3)	Projected runoff of deposits that do not have a contractual maturity date was computed based upon decay rate assumptions developed by bank regulators to assist banks in addressing FDICIA rule 305.

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

Table 20

Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical Percentage Change in Net Interest Income
Linear Change in Prime Rate	Prime Rate
	December 31,		December 31,
	2006	2005	2006	2005
3.00%	11.25%	10.25%	(3.12)%	1.20%
1.50	9.75	8.75	(2.19)	0.76
No Change	8.25	7.25	—	—
(1.50)	6.75	5.75	1.58	(1.13)
(3.00)	5.25	4.25	1.96	(1.95)

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

The purpose of BB&T Corporation (the “Parent Company”) is to serve as the capital financing vehicle for the operating subsidiaries. The assets of the Parent Company consist primarily of cash on deposit with Branch Bank, equity investments in subsidiaries, advances to subsidiaries, accounts receivable from subsidiaries, and other miscellaneous assets. The principal obligations of the Parent Company are principal and interest on master notes, long-term debt, and redeemable capital securities. The main sources of funds for the Parent Company are dividends and management fees from subsidiaries, repayments of advances to subsidiaries, and proceeds from issuance of long-term debt and master notes. The primary uses of funds by the Parent Company are for the retirement of common stock, investments in subsidiaries, advances to subsidiaries, dividend payments to shareholders, and interest and principal payments due on long-term debt and master notes.

The primary source of funds used for Parent Company cash requirements has been dividends declared from Branch Bank, which totaled $1.8 billion during 2006, and net proceeds from the issuance of long-term debt, which totaled $599 million in 2006. Funds raised through master note agreements with commercial clients are placed on deposit with Branch Bank primarily for its use in meeting short-term funding needs and, to a lesser extent, to support the short-term temporary cash needs of the Parent Company. At December 31, 2006 and 2005, master note balances totaled $1.4 billion and $1.1 billion, respectively.

During 2005, BB&T filed a universal shelf registration statement with the Securities and Exchange Commission to provide for the issuance of up to $2.5 billion of securities, which could include unsecured debt securities, shares of common stock, shares of preferred stock, depositary shares representing fractional interest in preferred stock, stock purchase contracts, stock purchase units, warrants to purchase debt securities, preferred stock or common stock, or units consisting of a combination of these securities. In addition, the universal shelf registration statement provided for the issuance of capital securities by BB&T Capital Trust I. During 2005, BB&T issued $500 million of capital securities under this registration statement, leaving $2.0 billion available for issuance under this universal shelf registration statement. In late 2005, the SEC passed major changes to the securities registration process, which especially benefited larger companies who frequently access the capital markets. The changes to the securities registration process allow companies who have met certain eligibility requirements to file a registration statement that immediately becomes effective and permits the company to pay the fees related to the registration of the securities at the time of issuance. This has effectively eliminated the need to periodically file shelf registration statements and estimate the amount of securities that will be needed in the future. The change in regulations also has greatly enhanced the ability of BB&T to access the capital markets. During 2006, BB&T filed an automatic shelf registration statement in accordance with the new regulations to provide for the issuance of capital securities by BB&T Capital Trust II and issued $600 million of capital securities under this registration.

The Parent Company had six issues of subordinated notes outstanding totaling $3.4 billion and $3.3 billion at December 31, 2006 and 2005, respectively. Please refer to Note 10 “Long-Term Debt” in the “Notes to Consolidated Financial Statements” for additional information with respect to these subordinated notes.

Branch Bank has several major sources of funding to meet its liquidity requirements, including access to capital markets through issuance of senior or subordinated bank notes and institutional certificates of deposit, access to the FHLB system, dealer repurchase agreements and repurchase agreements with commercial clients, participation in the Treasury, Tax and Loan and Special Direct Investment programs with the Federal Reserve Board, access to the overnight and term Federal funds markets, use of a Cayman branch facility, access to retail brokered certificates of deposit and a borrower in custody program with the Federal Reserve Board for the discount window.

Management believes current sources of liquidity are adequate to meet BB&T’s current requirements and plans for continued growth. See Note 6 “Premises and Equipment,” Note 10 “Long-Term Debt” and Note 15 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements” for additional information regarding outstanding balances of sources of liquidity and contractual commitments and obligations.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements, and Related Party Transactions

The following table presents, as of December 31, 2006, BB&T’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient. Further discussion of the nature of each obligation is included in Note 15 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

Table 21

Contractual Obligations and Other Commitments

December 31, 2006

	Total	Less than One Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in millions)
Contractual Cash Obligations
Long-term debt	$15,904	$3,273	$1,036	$1,301	$10,294
Operating leases	939	121	211	164	443
Commitments to fund affordable housing investments	183	85	66	31	1
Time deposits	35,901	31,683	3,552	663	3

Total contractual cash obligations	$52,927	$35,162	$4,865	$2,159	$10,741

BB&T’s significant commitments include certain investments in affordable housing and historic building rehabilitation projects throughout its market area. BB&T enters into such arrangements as a means of supporting local communities and recognizes tax credits relating to these investments. At December 31, 2006, BB&T’s investments in such projects totaled $367 million, which includes outstanding commitments of $183 million. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s risk exposure relating to such commitments is generally limited to the amount of investments and commitments made. Please refer to Note 1 “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” for further discussion of these investments in limited partnerships.

In addition, BB&T enters into derivative contracts to manage various financial risks. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. Derivative contracts are carried at fair value on the Consolidated Balance Sheets with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. Derivative contracts are written in amounts referred to as notional amounts, which only provide the basis for calculating payments between counterparties and are not a measure of financial risk. Therefore, the derivative liabilities recorded on the balance sheet as of December 31, 2006, do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in Note 1 “Summary of Significant Accounting Policies” and Note 19 “Derivative Financial Instruments” in the “Notes to Consolidated Financial Statements.”

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

Merger and acquisition agreements of businesses other than financial institutions occasionally include additional incentives to the acquired entities to offset the loss of future cash flows previously received through ownership positions. Typically, these incentives are based on the acquired entity’s contribution to BB&T’s earnings compared to agreed-upon amounts. When offered, these incentives are typically issued for terms of three to five years. As certain provision of these agreements do not specify dollar limitations, it is not possible to quantify the maximum exposure resulting from these agreements.

In the normal course of business, BB&T is also a party to financial instruments to meet the financing needs of clients and to mitigate exposure to interest rate risk. Such financial instruments include commitments to extend credit and certain contractual agreements, including standby letters of credit and financial guarantee arrangements. Further discussion of these commitments is included in Note 15 “Commitments and Contingencies” in the “Notes to Consolidated Financial Statements.”

BB&T contracts with an independent third party for the disbursement of official checks. Under the terms of the agreement, BB&T acts as an agent for the third party in the issuance of official checks. Funds received from the buyers of official checks are transferred to the third party issuer to cover the checks when they are ultimately presented for payment. But for this arrangement with the third party, these funds would have remained at BB&T in the form of noninterest-bearing deposits. The official check program is contractually arranged to substantially limit BB&T’s exposure to loss, since the third party is required to invest the funds received and maintain an equal relationship between outstanding checks and the balances available to cover the checks. BB&T monitors this relationship through a reconciliation process. The third party has provided a letter of credit from another bank in favor of BB&T and has access to a revolving line of credit to further mitigate any risk that there would be inadequate funds to cover the outstanding balance of official checks sold. However, in the event that the third party failed to honor official checks BB&T had sold as its agent, it is likely that BB&T would choose to reimburse the purchasers, though not contractually obligated to do so. At December 31, 2006, the third party issuer had outstanding official checks that had been sold by BB&T totaling $441 million.

BB&T’s significant commitments and obligations are summarized in the accompanying table. Not all of the commitments presented in the table will be utilized thus the actual cash requirements are likely to be significantly less than the amounts reported.

Table 22

Summary of Significant Commitments

December 31, 2006

(Dollars in millions)

Lines of credit	$12,933
Commercial letters of credit	37
Standby letters of credit and financial guarantees written	3,185
Other commitments (1)	20,045

Total significant commitments	$36,200

(1)	Other commitments include unfunded business loan commitments, unfunded overdraft protection on demand deposit accounts and other unfunded commitments to lend.

BB&T has from time to time entered into accelerated share repurchase programs (“ASRs”) to facilitate the repurchase of shares of BB&T common stock under share repurchase plans approved by the Board of Directors. As of December 31, 2006, BB&T had a commitment to purchase 701,200 shares to cover its outstanding obligations under an ASR program that was executed in June 2006. BB&T paid the agent executing the transaction $41.76 for each share upon entering the ASR agreement and will be required under the terms of the ASR agreement to ultimately settle the remaining shares either by delivering stock or paying or receiving cash based on the actual price paid by the agent for the remaining shares. As of February 5, 2007, the remaining shares outstanding under the ASR program had been settled and no further commitments were outstanding with respect to the ASR program.

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

Management regularly monitors the capital position of BB&T on a consolidated basis. In this regard, management’s overriding policy is to maintain capital at levels that will result in BB&T being classified as “well-capitalized” for regulatory purposes and to maintain sufficient capital relative to the Corporation’s level of risk. Secondarily, it is management’s intent to maintain consolidated capital levels that result in regulatory risk-based capital ratios that are generally comparable with BB&T’s peers of similar size, complexity and risk profile. Further, management particularly monitors and intends to maintain the following minimum capital ratios:

Tier 1 Capital Ratio	8.50%
Total Capital Ratio	12.00%
Tier 1 Leverage Capital Ratio	7.00%
Tangible Capital Ratio	5.50%

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

The capital of the subsidiaries is also regularly monitored to determine if the levels that management believes are the most beneficial and efficient for their operations are maintained. Management intends to maintain capital at Branch Bank at levels that will result in Branch Bank being classified as “well-capitalized” for regulatory purposes. Secondarily, it is management’s intent to maintain Branch Bank’s capital at levels that result in regulatory risk-based capital ratios that are generally comparable with peers of similar size, complexity and risk profile. If the capital levels of Branch Bank increase above these guidelines, excess capital may be transferred to the Parent Company, subject to regulatory and other operating considerations, in the form of special dividend payments.

While nonrecurring events or management decisions may result in the Corporation temporarily falling below its minimum guidelines for one or more of these ratios, it is management’s intent through capital planning to return to these targeted minimums within a reasonable period of time. Such temporary decreases below these minimums will not be considered an infringement of BB&T’s overall capital policy provided the Corporation and Branch Bank remain “well-capitalized.”

Shareholders’ Equity

Shareholders’ equity totaled $11.7 billion at December 31, 2006, an increase of $616 million, or 5.5%, from year-end 2005. During 2006, BB&T issued 20.7 million shares in connection with business combinations, the exercise of stock options and other equity-based incentive plans, which increased shareholders’ equity by $848 million. Additionally, growth of $645 million in shareholders’ equity resulted from BB&T’s earnings retained after dividends to shareholders. This growth was partially offset by the repurchase of 22.3 million shares of common stock at a cost of $936 million.

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

Tier 1 capital is calculated as common shareholders’ equity, excluding the over- or underfunded status of postretirement benefit obligations, unrealized gains or losses on debt securities available for sale, unrealized gains on equity securities available for sale and unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets, net of applicable deferred income taxes, and certain nonfinancial equity investments. Tier 2 capital may consist of qualifying subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for credit losses. Tier 1 capital and Tier 2 capital combined are referred to as total regulatory capital. Tier 1 capital is required to be at least 4% of risk-weighted assets, and total capital must be at least 8% of risk-weighted assets, with one half of the minimum consisting of Tier 1 capital.

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

Table 23

Capital—Components and Ratios

	December 31,
	2006	2005
	(Dollars in millions)
Tier 1 capital	$8,226	$7,454
Tier 2 capital	4,790	4,157

Total regulatory capital	$13,016	$11,611

Risk-based capital ratios:
Tier 1 capital	9.0%	9.3%
Total regulatory capital	14.3	14.4
Tier 1 leverage ratio	7.2	7.2
Tangible equity ratio	5.6	6.1

Common Stock and Dividends

BB&T’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution. BB&T’s ability to generate liquid assets for distribution is dependent on the ability of Branch Bank to pay dividends to the Parent Company. The payment of cash dividends is an integral part of providing a competitive return on shareholders’ investments. The Corporation’s policy is to accomplish this while retaining sufficient capital to support future growth and to meet regulatory requirements. BB&T’s common dividend payout ratio, computed by dividing dividends paid per common share by basic earnings per common share, was 56.34% in 2006 as compared to 48.34% in 2005. BB&T’s annual cash dividends paid per common share increased 9.6% during 2006 to $1.60 per common share for the year, as compared to $1.46 per common share in 2005. This increase marked the 35th consecutive year that the Corporation’s annual cash dividend paid to shareholders has been increased. A discussion of dividend restrictions is included in Note 16 “Regulatory Requirements and Other Restrictions” in the “Notes to Consolidated Financial Statements” and in the “Regulatory Considerations” section.

BB&T’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “BBT”. BB&T’s common stock was held by approximately 259,000 shareholders at December 31, 2006 compared to approximately 257,000 at December 31, 2005. The accompanying table, “Quarterly Summary of Market Prices and Dividends Paid on Common Stock,” sets forth the quarterly high and low trading prices and closing sales prices for BB&T’s common stock and the dividends paid per share of common stock for each of the last eight quarters.

Table 24

Quarterly Summary of Market Prices and Cash Dividends Paid on Common Stock

	2006				2005
	Sales Prices			Cash Dividends Paid	Sales Prices			Cash Dividends Paid
	High	Low	Last		High	Low	Last
Quarter Ended:
March 31	$42.85	$38.24	$39.20	$.38	$42.24	$37.68	$39.08	$.35
June 30	43.46	39.09	41.59	.38	40.95	37.04	39.97	.35
September 30	44.54	39.87	43.78	.42	43.00	38.56	39.05	.38
December 31	44.74	42.48	43.93	.42	43.92	37.39	41.91	.38

Year	$44.74	$38.24	$43.93	$1.60	$43.92	$37.04	$41.91	$1.46

Share Repurchases

BB&T has periodically repurchased shares of its own common stock. During the years ended December 31, 2006, 2005 and 2004, BB&T repurchased 22.3 million shares, 12.0 million shares and 11.3 million shares of common stock, respectively. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares.

On June 27, 2006, BB&T’s Board of Directors granted authority under a new share repurchase plan (the “2006 Plan”) for the repurchase of up to 50.0 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the remaining 1.1 million shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors.

The following table presents the common stock repurchases made by BB&T during the fourth quarter of 2006 and the remaining shares that may be repurchased under the 2006 Plan.

Share Repurchase Activity

	2006
	Total Shares Repurchased (1)	Average Price Paid Per Share (2)	Total Shares Purchased Pursuant to Publicly-Announced Plan	Maximum Remaining Number of Shares Available for Repurchase Pursuant to Publicly-Announced Plan
October 1-31	6,348	$43.84	—	51,139,497
November 1-30	11,226	43.23	—	51,139,497
December 1-31	14,438	43.93	—	51,139,497

Total	32,012	$43.67	—	51,139,497

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of stock options under BB&T’s stock option plans.
(2)	Excludes commissions.

Segment Results

BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services, and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 21

“Operating Segments”, in the “Notes to Consolidated Financial Statements” herein, for additional disclosures related to BB&T’s operating segments, the internal accounting and reporting practices utilized to manage these segments and financial disclosures for these segments as required by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Fluctuations in noninterest income and noninterest expense incurred directly by the segments are more fully discussed in the “Noninterest Income” and “Noninterest Expense” sections of this discussion and analysis. Merger-related expenses in 2006, 2005 and 2004, the additional tax provision recorded in 2006, the loss on sales of securities incurred in connection with the partial portfolio restructuring in 2006, the lease accounting adjustment recorded during 2005 and certain other charges are excluded from segment results as presented herein.

Banking Network

The Banking Network had strong internal loan and deposit growth during 2006, with total assets at year-end 2006 increasing 10.4% compared to 2005. The total Banking Network was composed of 1,459 banking offices at the end of 2006, an increase of 55 offices compared to 1,404 banking offices at December 31, 2005. The increase in offices was the result of the acquisitions of Main Street and First Citizens, as well as a de novo branching strategy to expand BB&T’s presence in high growth markets. Net interest income for the Banking Network totaled $3.3 billion in 2006, a decrease of $103 million, or 3.0%, compared to 2005. Net interest income for 2005 amounted to $3.4 billion, an increase of $458 million, or 15.4%, compared to 2004. The decrease in net interest income during 2006 was primarily a result of a change in the net funds transfer pricing (“FTP”) credit provided to the Banking Network, which declined $284 million compared to 2005. Net interest income from clients increased $181 million, or 8.0% during 2006, reflecting the strong loan growth generated by the Banking Network. The increase in net interest income in 2005 is composed of a 22.9% increase in net interest income from clients and a 3.4% increase in the net FTP credit. The increase in net interest income from clients is primarily due to strong growth in commercial and consumer loans. The increase in the FTP credit was largely due to strong deposit growth and increases in crediting rates on funding products.

The economic provision for loan and lease losses decreased $70 million, or 32.6%, from 2005 to 2006. The decrease was primarily due to a change in loss rates for allocating the economic provision for loan and lease losses to the segments. The 2005 provision reflected a decrease of $3 million, or 1.4%.

Noninterest income in the Banking Network increased $86 million, or 9.7% during 2006, due primarily to growth in other nondeposit fees and commissions. Noninterest income allocated from other segments, which is reflected as intersegment net referral fees (“referral fees”), increased $8 million, or 3.7%, compared to 2005, primarily due to higher referral fees earned from the Sales Finance and Financial Services segments, which was partially offset by a decrease in referrals from the Residential Mortgage Banking segment. Comparing 2005 to 2004, noninterest income increased $71 million, or 8.7%, and referral fees increased $5 million, or 2.4%. Noninterest expenses incurred within the Banking Network increased $132 million, or 10.3% in 2006 compared with 2005, including additional costs related to the acquisitions of Main Street and First Citizens and additional staffing in new branches. Allocated corporate expenses increased $98 million in 2006 compared to 2005 because of increased allocations of marketing and advertising expenses and other corporate support areas. During 2005, noninterest expenses were up slightly, only 1.5% compared to 2004, because of the integration of past acquisitions and resulting cost savings, while allocated corporate expenses increased $45 million, or 11.7%, which resulted from growth within the segment.

The provision for income taxes allocated to the Banking Network increased $44 million, or 5.1% in 2006, primarily as a result of a higher effective tax rate in 2006 due to a change in the methodology for allocating taxes to the segments. The increased tax rate was partially offset by lower pretax income. In 2005 compared to 2004, the provision for income taxes increased $159 million, or 22.6%, primarily due to an increase in pretax income.

Total identifiable assets for the Banking Network increased $5.4 billion in 2006, or 10.4%, to a total of $56.7 billion, compared to 2005, which reflected an increase of $3.8 billion, or 8.1%, compared to 2004. The increase in 2006 included the acquisitions of Main Street and First Citizens, combined with strong internal growth, while the 2005 increase was largely due to internal growth.

Residential Mortgage Banking

BB&T’s mortgage originations totaled $9.9 billion in 2006, down 6.1% from 2005 mortgage origination volume of $10.5 billion. BB&T’s residential mortgage servicing portfolio, which includes portfolio loans on BB&T’s balance sheet and loans serviced for third parties, totaled $45.2 billion at year-end 2006 compared to $41.1 billion at December 31, 2005.

Net interest income for the Residential Mortgage Banking segment totaled $240 million, down $8 million compared to 2005, primarily as a result of a higher FTP charge in 2006. Net interest income in 2005 totaled $248 million, down $84 million, or 25.3%, compared to 2004 primarily as a result of higher funding costs associated with higher rates and the flattening of the yield curve.

The economic provision for loan and lease losses was unchanged during 2006 compared to 2005 and 2005 compared to 2004, reflecting solid credit quality within the residential mortgage loan portfolio.

Noninterest income in the Residential Mortgage Banking segment decreased $4 million, or 3.5% compared to 2005 due to a substantial decrease in residential mortgage production revenues. From 2004 to 2005, noninterest income decreased $6 million, or 5.0%, primarily due to a reduction in the net valuation of mortgage servicing rights. Net referral fees assessed to the Residential Mortgage Banking segment increased $4 million in 2006 compared to 2005, after decreasing slightly in 2005 compared to 2004. Noninterest expenses incurred within the Residential Mortgage Banking segment increased 3.9% during 2006, while allocated corporate expense declined $25 million, or 69.4% due to a change in the factors used to allocate expense to the segment. Comparing 2005 to 2004, noninterest expenses increased $4 million, or 8.5%, primarily as a result of increased personnel costs compared to 2004, while allocated corporate expenses increased $17 million, or 89.5%.

The provision for income taxes allocated to the Residential Mortgage Banking segment during 2006 increased $16 million or 28.6% compared to 2005, primarily due to the change in methodology for allocating taxes to the segments. Comparing 2005 to 2004, the provision for income taxes allocated to the Residential Mortgage Banking segment decreased $36 million, or 39.1%, due to lower pretax income compared to 2004.

Total identifiable assets for the Residential Mortgage Banking segment increased $1.8 billion, or 12.0% from 2005, and $2.2 billion, or 17.9%, from 2004 to 2005, reflecting increases in mortgage loans as loan retention improved due to slower prepayments.

Sales Finance

Net interest income from the Sales Finance segment declined $8 million, or 6.7% during 2006 compared to 2005. The decrease in net interest income during 2006 included an increase of $47 million, or 18.2%, from clients, which was more than offset by an increase of $55 million, or 39.3% for the FTP charge. Comparing 2005 to 2004, net interest income for the Sales Finance segment decreased $14 million, or 10.5%, which included declines of $8 million from a higher FTP charge and $6 million as a result of lower net interest income from clients.

The economic provision for loan and lease losses decreased $6 million, or 22.2% in 2006 compared to 2005, primarily as a result of a change in loss rates for allocating the economic provision for loan and lease losses to the segments. During 2005 the economic provision for loan losses allocated to the Sales Finance segment decreased slightly compared to 2004.

The Sales Finance segment was assessed a $12 million referral fee in 2006 to compensate the Banking Network for services. 2006 was the first year such a fee was assessed since the Sales Finance segment had previously been part of the Banking Network. Noninterest expenses incurred within the Sales Finance segment decreased $4 million, or 14.8% during 2006, reflecting strong expense control, while allocated corporate expense declined $1 million, or 11.1% in 2006 compared to 2005. Comparing 2005 to 2004, noninterest expenses increased slightly, while allocated corporate expenses increased $8 million.

The provision for income taxes allocated to the Sales Finance segment during 2006 was unchanged compared to 2005. While pretax income declined $8 million in 2006 compared to 2005, the effective tax rate allocated to the segments increased due to the change in methodology for allocating taxes. Comparing 2005 to 2004, the provision for income taxes allocated to the Sales Finance segment decreased $8 million, or 26.4%, primarily due to lower pretax income compared to 2004.

Total identifiable assets for the Sales Finance segment increased $410 million, or 8.1% from 2005, and $101 million, or 2.0%, from 2004 to 2005.

Specialized Lending

BB&T’s Specialized Lending segment continued to expand during 2006 compared to 2005 and 2004. Net interest income totaled $373 million in 2006, an increase of $72 million, or 23.9% compared to 2005. Net interest income in 2006 was comprised of $494 million of net interest income from clients less an FTP charge of $121 million. The growth in net interest income in 2006 was a result of strong loan growth in the segment. Net interest income for 2005 was $301 million, up $21 million, or 7.5%, compared to 2004. BB&T has continued to emphasize growth in the Specialized Lending segment as the risk-adjusted yields on the loans offered are more attractive than traditional lending products offered by the Banking Network. Average loans for the Specialized Lending segment increased 27.4% during 2006 compared to 2005.

The economic provision for loan and lease losses totaled $137 million in 2006, an increase of 33.0% compared to 2005. Comparing 2005 to 2004, the economic provision for loan and lease losses increased $11 million, or 12.0%, compared to 2004. Due to the generally higher credit risk profiles of the clients of Specialized Lending, loss rates are expected to be higher than conventional bank lending. Loss rates are also affected by shifts in the portfolio mix of the underlying subsidiaries. The growth in this segment has required additional provisions for loan and leases losses.

Noninterest income produced by the Specialized Lending segment totaled $74 million in 2006, an increase of $15 million, or 25.4% compared to 2005. The increase during 2006 was largely attributable to strong performance from Laureate Capital, BB&T’s commercial mortgage banking subsidiary. Noninterest income for 2005 totaled $59 million, an increase of $19 million, or 47.5% compared to 2004. Noninterest expenses incurred within the Specialized Lending segment in 2006 totaled $163 million, an increase of $24 million, or 17.3% compared to 2005 and allocated corporate expenses increased $3 million, or 17.6% from 2005 to 2006. For 2005, noninterest expenses increased $12 million, or 9.4% compared to 2004 and allocated corporate expenses increased $3 million, or 21.4% from 2004 to 2005. The increases in noninterest expenses incurred within the Specialized Lending segment and the allocated corporate expenses were due to a combination of internal growth and growth from acquisitions.

The provision for income taxes allocated to the Specialized Lending segment increased $16 million, or 51.6% in 2006 compared to 2005, as a result of higher pretax income and a change in methodology for allocating taxes to the segments. For 2005 the provision for income taxes allocated to the Specialized Lending segment increased $6 million, or 24.0%, primarily due to the combination of a higher effective tax rate and higher pretax income in 2005.

Total identifiable assets for the Specialized Lending segment increased $817 million, or 27.5%, from 2005 to 2006, and $588 million, or 24.7%, from 2004 to 2005, due to internal growth and acquisitions during the last two years.

Insurance Services

Noninterest income produced by the Insurance Services segment totaled $783 million during 2006, an increase of $94 million, or 13.6%, compared to 2005. During 2005, noninterest income amounted to $689 million, an increase of $86 million, or 14.3%, compared to 2004. Internal growth combined with the expansion of BB&T’s insurance agency network and insurance brokerage operations through acquisitions during the last two years were responsible for this strong growth. Noninterest expenses incurred within the Insurance Services segment increased $96 million, or 18.2% from 2005, while allocated corporate expenses decreased $3 million, or 10.7%. For 2005, noninterest expenses incurred within the Insurance Services segment increased $88 million, or 20.0% from 2004, while allocated corporate expenses in 2005 increased $9 million, or 47.4%. The overall increase in noninterest expenses within the Insurance Services segment principally resulted from the continued expansion of the BB&T insurance agency network.

The changes in the provision for income taxes allocated to the Insurance Services segment were largely consistent with changes in the levels of pretax income for the years 2006, 2005 and 2004. Total identifiable segment assets for Insurance Services were unchanged in 2006 compared to 2005, following an increase of 17.8% to a total of $1.0 billion in 2005.

Financial Services

Net interest income for the Financial Services segment totaled $24 million in 2006, an increase of $10 million, or 71.4%, compared to 2005. This increase is composed of a $2 million increase in net interest income received from clients combined with an $8 million increase in the FTP credit received by the Financial Services segment. Net interest income in 2005, which totaled $14 million, was unchanged from the prior year.

Noninterest income in the Financial Services segment totaled $515 million, an increase of $57 million, or 12.4% during 2006. Noninterest income amounted to $458 million in 2005, an increase of $61 million, or 15.4%, compared to 2004. The revenue increase in 2006 was due to strong growth from trust operations and investment banking and brokerage operations, which includes the impact of acquisitions. The growth in noninterest income during 2005 was primarily due to the acquisitions of Sterling Capital, LLC (“Sterling”) and Windsor Group, LLC (“Windsor”), as well as increases in mutual fund administration fees. Noninterest expenses incurred by Financial Services increased $67 million in 2006, or 16.6%, while allocated corporate expenses increased $3 million compared to 2005. The increases in noninterest expenses in 2006 were largely due to increased personnel costs as a result of additional staffing and higher incentive compensation. For 2005, noninterest expense incurred by Financial Services increased $63 million, or 18.5%, while expenses allocated to the Financial Services segment increased $5 million, or 22.7% from 2004. The increase in noninterest expenses for 2005 was primarily due to increased incentive compensation and the acquisitions of Sterling and Windsor.

The provision for income taxes allocated to Financial Services increased $2 million in 2006 compared to 2005, following a decrease of $4 million in 2005 compared to 2004. The fluctuations in the provision for income taxes allocated to the Financial Services segment were primarily a result of changes in the effective tax rate. Total identifiable segment assets for Financial Services increased to a total of $1.8 billion at December 31, 2006, compared to $1.4 billion at year-end 2005 and $950 million at December 31, 2004.

Treasury

Net interest income for the Treasury segment was an expense of $247 million in 2006, compared to an expense of $482 million during 2005. Net interest income for 2006 was comprised of $171 million of net interest expense from external sources and $76 million of expense from the FTP charge. For 2005, net interest income for the Treasury segment was comprised of $30 million of net interest income from external sources and $512 million of expense from the FTP charge. The decrease in the FTP charge from 2005 to 2006 was primarily a result of changes to the rates used for crediting funding sources, while the decline in net interest income from external sources was principally due to the increase in short-term interest rates, which increased the cost of funding. Comparing 2005 to 2004, net interest income declined $163 million, primarily due to the rise in short term interest rates, which increased funding costs.

Noninterest income in the Treasury segment is primarily related to income from bank-owned life insurance. During 2006, noninterest income within the Treasury segment totaled $117 million, an increase of $9 million, or 8.3% compared to 2005. For 2005, noninterest income within the Treasury segment totaled $108 million, a slight decrease compared to 2004. The decrease in 2005 was primarily due to lower gains on sales of securities in 2005 compared to 2004. Noninterest expenses incurred within the Treasury segment increased $4 million, or 57.1% in 2006 compared to 2005. For 2005, noninterest expenses within the Treasury segment increased slightly compared to 2004. Allocated corporate expenses for the Treasury segment increased $7 million during 2006 as a result of a change in the factors for allocating expenses to the Treasury segment.

The provision for income taxes allocated to the Treasury segment during 2006 was a tax benefit of $99 million, as compared to a tax benefit of $194 million for 2005. For 2004, the Treasury segment was allocated a tax benefit of $143 million. The changes in the tax benefits allocated to the Treasury segment are a combination of changes in the methodology used to allocate taxes, as well as changes in pretax income. Total identifiable assets for the Treasury segment increased $2.2 billion, or 10.2% during 2006 to a total of $24.3 billion. For 2005, total identifiable segment assets for the Treasury segment increased $1.1 billion or 5.4%.

Fourth Quarter Results

Net income for the fourth quarter of 2006 was $251 million, compared to $430 million for the comparable period of 2005. On a per share basis, diluted net income for the fourth quarter of 2006 was $.46 compared to $.78 for the same period a year ago. Annualized returns on average assets and average shareholders’ equity were .84% and 8.33%, respectively, for the fourth quarter of 2006, compared to 1.58% and 15.32%, respectively, for the fourth quarter of 2005.

BB&T’s fourth quarter 2006 results were negatively affected by an additional tax provision of $139 million after-tax, and securities losses resulting from a previously-announced portfolio restructuring of $47 million after-tax. BB&T recorded the additional tax reserves as a result of a summary judgment issued by the United States District Court for the Middle District of North Carolina on January 4, 2007 in favor of the IRS related to the treatment of a leveraged lease transaction. The amount of the additional tax reserves relates to the potential impact of the District Court’s ruling on BB&T’s entire leveraged lease portfolio. BB&T’s management disagrees with the District Court’s decision and currently intends to appeal the matter to the United States Appeals Court for the Fourth Circuit, based in Richmond, Virginia.

Net interest income amounted to $956 million for the fourth quarter of 2006, an increase of 6.2% compared to $900 million for the same period of 2005. Noninterest income totaled $602 million for the fourth quarter of 2006, down 2.7% from $619 million earned during the fourth quarter of 2005. BB&T’s noninterest expense for the fourth quarter of 2006 totaled $922 million, up 12.7% from the $818 million recorded in the fourth quarter of 2005.

The fourth quarter 2006 provision for credit losses increased 4.9% to $73 million, compared to $69 million for the fourth quarter of 2005. The fluctuation in the quarterly provision is a reflection of actual credit losses experienced during each quarter as well as management’s judgment as to the adequacy of the allowance for loan and lease losses and reserve for unfunded lending commitments at the end of each quarter.

The fourth quarter 2006 provision for income taxes totaled $312 million, an increase of $111 million compared to $202 million for the same period of 2005. The increase in the provision for income taxes was primarily the result of additional tax reserves for leveraged lease transactions as previously mentioned.

The accompanying table, “Quarterly Financial Summary—Unaudited,” presents condensed information relating to quarterly periods in the years ended December 31, 2006 and 2005.

Table 25

Quarterly Financial Summary—Unaudited

	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in millions, except per share data)
Consolidated Summary of Operations:
Net interest income	$956	$938	$917	$897	$900	$899	$877	$849
Provision for credit losses	73	62	58	47	69	57	50	41
Securities (losses) gains, net	(73)	—	—	—	—	—	—	—
Other noninterest income	675	660	651	608	619	605	585	517
Noninterest expense	922	915	860	819	818	787	831	731
Provision for income taxes (1)	312	204	221	208	202	218	194	199

Net income	$251	$417	$429	$431	$430	$442	$387	$395

Basic earnings per share	$.46	$.77	$.80	$.80	$.79	$.81	$.71	$.72

Diluted earnings per share	$.46	$.77	$.79	$.79	$.78	$.80	$.70	$.71

Selected Average Balances:
Assets	$118,777	$116,884	$112,383	$109,132	$107,844	$106,361	$103,664	$100,479
Securities, at amortized cost	21,609	21,736	21,081	20,955	20,808	20,823	20,614	19,607
Loans and leases (2)	82,690	81,044	77,978	75,443	74,315	72,715	70,386	68,578
Total earning assets	105,216	103,757	100,028	97,175	95,920	94,333	91,657	88,806
Deposits	79,889	79,123	75,626	74,199	72,949	72,092	68,942	67,322
Federal funds purchased, securities sold under repurchase agreements and short-term debt	7,109	6,720	7,507	6,685	7,119	7,123	8,218	7,086
Long-term debt	16,100	15,433	13,826	13,111	12,717	12,111	11,600	11,390
Total interest-bearing liabilities	89,810	87,765	83,746	81,143	79,441	78,182	75,989	73,559
Shareholders’ equity	11,941	11,500	11,221	11,134	11,127	11,177	11,050	10,905

(1)	Fourth quarter 2006 includes $139 million in additional tax reserves related to leveraged leases.
(2)	Loans and leases are net of unearned income and include loans held for sale.

SIX YEAR FINANCIAL SUMMARY AND SELECTED RATIOS

(Dollars in millions, except per share data)

	As of / For the Years Ended December 31,						Five Year Compound Growth Rate
	2006	2005	2004	2003	2002	2001
Summary of Operations
Interest income	$6,893	$5,506	$4,547	$4,355	$4,434	$4,849	7.3%
Interest expense	3,185	1,981	1,199	1,273	1,687	2,415	5.7

Net interest income	3,708	3,525	3,348	3,082	2,747	2,434	8.8
Provision for credit losses	240	217	249	248	263	224	1.4

Net interest income after provision credit losses	3,468	3,308	3,099	2,834	2,484	2,210	9.4
Noninterest income	2,521	2,326	2,119	1,828	1,541	1,293	14.3
Noninterest expense	3,516	3,167	2,896	3,045	2,234	2,142	10.4

Income before income taxes and cumulative effect of change in accounting principle	2,473	2,467	2,322	1,617	1,791	1,361	12.7
Provision for income taxes	945	813	764	552	498	387	19.5

Income before cumulative effect of change in accounting principle	1,528	1,654	1,558	1,065	1,293	974	9.4
Cumulative effect of change in accounting principle	—	—	—	—	10	—	NM

Net income	$1,528	$1,654	$1,558	$1,065	$1,303	$974	9.4

Per Common Share
Average shares outstanding (000’s):
Basic	539,140	546,916	551,661	509,851	473,304	453,188	3.5
Diluted	543,891	551,380	556,041	514,082	478,793	459,269	3.4
Basic earnings per share
Income before cumulative effect of change in accounting principle	$2.84	$3.02	$2.82	$2.09	$2.73	$2.15	5.7
Cumulative effect of change in accounting principle	—	—	—	—	.02	—	NM

Net income	$2.84	$3.02	$2.82	$2.09	$2.75	$2.15	5.7

Diluted earnings per share
Income before cumulative effect of change in accounting principle	$2.81	$3.00	$2.80	$2.07	$2.70	$2.12	5.8
Cumulative effect of change in accounting principle	—	—	—	—	0.02	—	NM

Net income	$2.81	$3.00	$2.80	$2.07	$2.72	$2.12	5.8

Cash dividends paid per share	$1.60	$1.46	$1.34	$1.22	$1.10	$.98	10.3

Book value per share	$21.69	$20.49	$19.76	$18.33	$15.70	$13.50	9.9

NM= Not meaningful.

Average Balances
Securities, at amortized cost	$21,348	$20,467	$18,218	$17,058	$16,939	$15,887	6.1
Loans and leases (1)	79,313	71,517	66,107	57,857	50,851	46,588	11.2
Other assets	13,667	12,628	11,951	10,413	7,989	6,348	16.6

Total assets	$114,328	$104,612	$96,276	$85,328	$75,779	$68,823	10.7

Deposits	$77,230	$70,346	$64,816	$56,948	$49,118	$44,242	11.8
Long-term debt	14,628	11,959	10,886	11,710	12,135	11,030	5.8
Other liabilities	11,018	11,242	9,977	7,775	7,413	7,749	7.3
Shareholders’ equity	11,452	11,065	10,597	8,895	7,113	5,802	14.6

Total liabilities and shareholders’ equity	$114,328	$104,612	$96,276	$85,328	$75,779	$68,823	10.7

Period End Balances
Total assets	$121,351	$109,170	$100,509	$90,467	$80,217	$70,870	11.4
Deposits	80,971	74,282	67,699	59,350	51,280	44,733	12.6
Long-term debt	15,904	13,119	11,420	10,808	13,588	11,721	6.3
Shareholders’ equity	11,745	11,129	10,875	9,935	7,388	6,150	13.8
Selected Ratios
Rate of return on:
Average total assets	1.34%	1.58%	1.62%	1.25%	1.72%	1.41%
Average shareholders’ equity	13.35	14.95	14.71	11.97	18.32	16.78
Dividend payout	56.34	48.34	47.52	58.37	40.00	45.58
Average equity to average assets	10.02	10.58	11.01	10.42	9.39	8.43

(1)	Loans and leases are net of unearned income and include loans held for sale.

CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Management of BB&T is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act). The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. BB&T’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and disposition of the Corporation’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Corporation are being made only in accordance with the authorizations of BB&T’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material impact on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Corporation conducted an evaluation of the effectiveness of the internal control over financial reporting based on the framework in “Internal Control—Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on this evaluation under the “COSO” criteria, management concluded that the internal control over financial reporting was effective as of December 31, 2006.

As of the end of the period covered by this report, the management of the Corporation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the Corporation’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective in enabling the Corporation to record, process, summarize and report, in a timely manner, the information that the Corporation is required to disclose in its Exchange Act reports.

There was no change in the Corporation’s internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected or is likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s assessment of the effectiveness of the internal control structure over financial reporting, as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included on page 69, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BB&T Corporation:

We have completed integrated audits of BB&T Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of BB&T Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing on page 68, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Charlotte, North Carolina

February 27, 2007

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(Dollars in millions, except per share data)

	2006	2005
Assets
Cash and due from banks	$2,024	$2,158
Interest-bearing deposits with banks	435	353
Federal funds sold and securities purchased under resale agreements or similar arrangements	253	286
Segregated cash due from banks	153	85
Trading securities at fair value	2,147	707
Securities available for sale at fair value	20,721	19,783
Loans held for sale	680	629
Loans and leases, net of unearned income	82,911	74,394
Allowance for loan and lease losses	(888)	(825)

Loans and leases, net	82,023	73,569

Premises and equipment, net of accumulated depreciation	1,410	1,287
Goodwill	4,827	4,256
Core deposit and other intangible assets	454	488
Residential mortgage servicing rights (fair value at December 31, 2006, and lower of cost or market at December 31, 2005)	484	431
Other assets	5,740	5,138

Total assets	$121,351	$109,170

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing deposits	$13,393	$13,477
Interest checking	1,333	1,427
Other client deposits	34,062	30,960
Client certificates of deposit	24,987	19,310
Other interest-bearing deposits	7,196	9,108

Total deposits	80,971	74,282

Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	8,087	6,562
Long-term debt	15,904	13,119
Accounts payable and other liabilities	4,644	4,078

Total liabilities	109,606	98,041

Commitments and contingencies (Notes 6 and 15)
Shareholders’ equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or outstanding at December 31, 2006 or at December 31, 2005	—	—
Common stock, $5 par, 1,000,000,000 shares authorized; 541,475,305 issued and outstanding at December 31, 2006 and 543,102,080 issued and outstanding at December 31, 2005	2,707	2,715
Additional paid-in capital	2,801	2,819
Retained earnings	6,596	5,951
Accumulated other comprehensive loss, net of deferred income taxes of $(212) at December 31, 2006 and $(207) at December 31, 2005	(359)	(356)

Total shareholders’ equity	11,745	11,129

Total liabilities and shareholders’ equity	$121,351	$109,170

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in millions, except per share data)

	2006	2005	2004
Interest Income
Interest and fees on loans and leases	$5,941	$4,684	$3,851
Interest and dividends on securities:
Taxable interest income	821	739	633
Tax-exempt interest income	31	32	33
Dividends	48	29	19
Interest on short-term investments	52	22	11

Total interest income	6,893	5,506	4,547

Interest Expense
Interest on deposits	2,137	1,252	730
Interest on federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	301	224	90
Interest on long-term debt	747	505	379

Total interest expense	3,185	1,981	1,199

Net Interest Income	3,708	3,525	3,348
Provision for credit losses	240	217	249

Net Interest Income After Provision for Credit Losses	3,468	3,308	3,099

Noninterest Income
Insurance commissions	813	714	619
Service charges on deposits	548	543	523
Investment banking and brokerage fees and commissions	317	290	265
Other nondeposit fees and commissions	167	129	116
Checkcard fees	155	128	101
Trust income	154	141	119
Bankcard fees and merchant discounts	122	112	102
Mortgage banking income	108	104	110
Securities (losses) gains, net	(73)	—	6
Income from bank-owned life insurance	93	94	92
Other noninterest income	117	71	66

Total noninterest income	2,521	2,326	2,119

Noninterest Expense
Personnel expense	2,077	1,785	1,632
Occupancy and equipment expense	449	472	416
Amortization of intangibles	104	112	106
Professional services	120	93	76
Merger-related and restructuring charges (gains), net	18	(11)	6
Loan processing expenses	103	98	84
Other expenses	645	618	576

Total noninterest expense	3,516	3,167	2,896

Earnings
Income before income taxes	2,473	2,467	2,322
Provision for income taxes	945	813	764

Net Income	$1,528	$1,654	$1,558

Per Common Share
Net income
Basic	$2.84	$3.02	$2.82

Diluted	$2.81	$3.00	$2.80

Cash dividends paid	$1.60	$1.46	$1.34

Average Shares Outstanding
Basic	539,140,045	546,916,414	551,661,326

Diluted	543,890,512	551,379,604	556,041,033

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in millions, except per share data)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, January 1, 2004	541,942,987	$2,710	$2,894	$4,309	$22	$9,935
Add (Deduct):
Comprehensive income:
Net income	—	—	—	1,558	—	1,558
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $(56)	—	—	—	—	(95)	(95)
Less: reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $(2)	—	—	—	—	(4)	(4)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	(99)	(99)
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $(20)	—	—	—	—	(31)	(31)
Change in minimum pension liability, net of tax of $(2)					(3)	(3)

Total comprehensive income	—	—	—	1,558	(133)	1,425

Common stock issued:
In purchase acquisitions	16,179,320	81	535	—	—	616
In connection with stock option exercises and other employee benefits, net of cancellations	3,534,380	17	62	—	—	79
Redemption of common stock	(11,250,400)	(56)	(385)	—	—	(441)
Cash dividends declared on common stock, $1.37 per share	—	—	—	(755)	—	(755)
Excess tax benefit from equity-based awards	—	—	16	—	—	16

Balance, December 31, 2004	550,406,287	2,752	3,122	5,112	(111)	10,875

Add (Deduct):
Comprehensive income:
Net income	—	—	—	1,654	—	1,654
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $(144)	—	—	—	—	(250)	(250)

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	(250)	(250)
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $5	—	—	—	—	7	7
Change in minimum pension liability, net of tax of $(2)					(2)	(2)

Total comprehensive income	—	—	—	1,654	(245)	1,409

Common stock issued:
In purchase acquisitions	1,229,511	6	44	—	—	50
In connection with stock option exercises and other employee benefits, net of cancellations	3,466,282	17	63	—	—	80
Redemption of common stock	(12,000,000)	(60)	(426)	—	—	(486)
Cash dividends declared on common stock, $1.49 per share	—	—	—	(815)	—	(815)
Excess tax benefit from equity-based awards	—	—	16	—	—	16

Balance, December 31, 2005	543,102,080	2,715	2,819	5,951	(356)	11,129

Add (Deduct):
Comprehensive income:
Net income	—	—	—	1,528	—	1,528
Unrealized holding gains (losses) arising during the period on securities available for sale, net of tax of $26	—	—	—	—	43	43
Reclassification adjustment for losses (gains) on securities available for sale included in net income, net of tax of $27	—	—	—	—	46	46

Change in unrealized gains (losses) on securities, net of tax	—	—	—	—	89	89
Change in unrecognized gain (loss) on cash flow hedge, net of tax of $9	—	—	—	—	13	13
Change in minimum pension liability, net of tax of $1					3	3

Total comprehensive income	—	—	—	1,528	105	1,633

Cumulative effect of change for SFAS 158, net of tax of $(68)	—	—	—	—	(108)	(108)
Common stock issued:
In purchase acquisitions	17,488,608	87	670	—	—	757
In connection with stock option exercises and other employee benefits, net of cancellations	3,192,020	16	75	—	—	91
Redemption of common stock	(22,307,403)	(111)	(825)	—	—	(936)
Cash dividends declared on common stock, $1.64 per share	—	—	—	(883)	—	(883)
Excess tax benefit from equity-based awards	—	—	4	—	—	4
Equity-based compensation expense	—	—	58	—	—	58

Balance, December 31, 2006	541,475,305	$2,707	$2,801	$6,596	$(359)	$11,745

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in millions)

	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$1,528	$1,654	$1,558
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	240	217	249
Depreciation	188	191	164
Amortization of intangibles	104	112	106
Amortization of purchase accounting mark-to-market adjustments, net	12	30	26
Equity-based compensation	58	—	—
Discount accretion and premium amortization on long-term debt, net	126	115	105
Discount accretion and premium amortization on securities, net	28	42	54
Net (increase) decrease in trading account securities	(1,434)	(372)	473
Loss (gain) on sales of securities, net	73	—	(6)
Gain on sales of loans and mortgage loan servicing rights, net	(60)	(77)	(66)
Gain on disposals of premises and equipment, net	(31)	(5)	—
Proceeds from sales of loans held for sale	5,216	4,816	5,302
Originations and purchases of loans held for sale, net of principal collected	(5,243)	(4,850)	(5,211)
Excess tax benefit from equity-based awards	—	16	16
Increase in other assets, net	(434)	(518)	(294)
Increase in accounts payable and other liabilities, net	503	305	475
(Increase) decrease in segregated cash due from banks	(68)	37	(62)
Other, net	(28)	(13)	—

Net cash provided by operating activities	778	1,700	2,889

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	2,730	1,334	2,340
Proceeds from maturities, calls and paydowns of securities available for sale	1,670	3,311	3,984
Purchases of securities available for sale	(5,076)	(5,818)	(7,852)
Proceeds from maturities, calls and paydowns of securities held to maturity	—	—	60
Leases made to customers	(279)	(242)	(240)
Principal collected on leases	195	178	163
Originations and purchases of loans, net of principal collected	(6,477)	(7,276)	(5,492)
Net cash acquired (paid) in business combinations	38	(124)	(58)
Proceeds from disposals of premises and equipment	84	31	27
Purchases of premises and equipment	(250)	(198)	(220)
Proceeds from sales of foreclosed property or other real estate held for sale	85	82	113
Other, net	(18)	(12)	—

Net cash used in investing activities	(7,298)	(8,734)	(7,175)

Cash Flows From Financing Activities:
Net increase in deposits	4,475	6,588	5,820
Net increase (decrease) in federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	1,286	(126)	(730)
Proceeds from issuance of long-term debt	3,176	2,593	3,297
Repayment of long-term debt	(798)	(921)	(2,858)
Net proceeds from common stock issued	91	80	79
Redemption of common stock	(936)	(486)	(441)
Cash dividends paid on common stock	(863)	(801)	(739)
Excess tax benefit from equity-based awards	4	—	—

Net cash provided by financing activities	6,435	6,927	4,428

Net (Decrease) Increase in Cash and Cash Equivalents	(85)	(107)	142
Cash and Cash Equivalents at Beginning of Year	2,797	2,904	2,762

Cash and Cash Equivalents at End of Year	$2,712	$2,797	$2,904

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$3,069	$1,911	$1,182
Income taxes	791	780	346
Noncash investing and financing activities:
Transfer of loans to foreclosed property	85	58	86
Transfer of fixed assets to other real estate owned	8	11	10
Securitization of mortgage loans	51	210	1,000
Common stock issued in business combinations	757	50	616

The accompanying notes are an integral part of these consolidated financial statements.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE 1.    Summary of Significant Accounting Policies

General

BB&T Corporation (“BB&T”, the “Company” or “Parent Company”) is a financial holding company organized under the laws of North Carolina. BB&T conducts operations through its principal bank subsidiary, Branch Banking and Trust Company (“Branch Bank”) and its nonbank subsidiaries.

The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The following is a summary of BB&T’s more significant accounting policies.

Nature of Operations

BB&T is a financial holding company headquartered in Winston-Salem, North Carolina. BB&T conducts its operations primarily through its subsidiary bank, which has branches in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Florida, Alabama, Indiana and Washington, D.C. BB&T’s subsidiary bank provides a wide range of banking services to individuals and businesses, and offers a variety of loans to businesses and consumers. Such loans are made primarily to individuals residing in the market areas described above or to businesses located within BB&T’s geographic footprint. BB&T’s subsidiary bank also markets a wide range of deposit services to individuals and businesses. BB&T’s subsidiary bank offers, either directly, or through its subsidiaries, lease financing to businesses and municipal governments; factoring; discount brokerage services, annuities and mutual funds; life insurance, property and casualty insurance, health insurance and commercial general liability insurance on an agency basis and through a wholesale insurance brokerage operation; insurance premium financing; permanent financing arrangements for commercial real estate; loan servicing for third-party investors; direct consumer finance loans to individuals; and trust services. The direct nonbank subsidiaries of BB&T provide a variety of financial services including automobile lending, equipment financing, full-service securities brokerage, payroll processing, asset management and capital markets services.

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

BB&T is involved in creating a series of secondary marketing trusts, which are qualified special purpose entities, for the purpose of selling interests in municipal securities to third parties at short-term tax-exempt rates. The trust purchases fixed-rate, longer-term highly rated municipal bonds by issuing puttable floating-rate certificates and inverse floating-rate certificates. BB&T purchases the inverse floating-rate certificates, which are categorized as trading securities on the Consolidated Balance Sheet. BB&T also provides liquidity support to the trust in order to support the remarketing of the floating-rate certificates.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

BB&T has investments in certain entities for which BB&T does not have controlling interest. For these investments, the Company records its interest using the equity method with its portion of income or loss being recorded in other noninterest income in the Consolidated Statements of Income. BB&T periodically evaluates these investments for impairment.

Reclassifications

In certain instances, amounts reported in prior years’ consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income.

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

In connection with mergers and acquisitions, BB&T typically issues options to purchase shares of its common stock in exchange for options outstanding of the acquired entities at the time the merger is completed. To the extent vested, the options are considered to be part of the purchase price paid. There is no change in the aggregate intrinsic value of the options issued compared to the intrinsic value of the options held immediately before the exchange, nor does the ratio of the exercise price per option to the market value per share change.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks, Federal funds sold and securities purchased under resale agreements or similar arrangements. Cash and cash equivalents have maturities of three months or less. Accordingly, the carrying amount of such instruments is considered a reasonable estimate of fair value.

Securities

At date of purchase, BB&T classifies investment securities as held to maturity, available for sale or trading. Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income using the interest method.

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

BB&T evaluates each held to maturity and available-for-sale security in a loss position for other than temporary impairment. In its evaluation BB&T considers such factors as the length of time and the extent to which the market value has been below cost, the financial condition of the issuer, and BB&T’s ability and intent to hold the security to an expected recovery in market value. Unrealized losses for other than temporary impairment on debt and equity securities are recognized in current period earnings.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease receivables consist primarily of investments in leveraged lease transactions and direct financing leases on rolling stock, equipment and real property. Direct financing lease receivables are stated at the total amount of future minimum lease payments receivable plus estimated residual values and initial direct costs, less unearned income. Leveraged leases are also carried net of non-recourse debt. Income is recognized over the lives of the lease contracts using the interest method. BB&T also enters into operating leases as lessor. Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to the estimated residual value using the straight-line method over the lesser of the lease term or projected economic life of the equipment. BB&T estimates the residual value at the inception of each lease. In addition, BB&T reviews residual values at least annually, and monitors the residual realizations at the end of the lease term. If the review of the estimated residual values indicates potential impairment and this decline is other than temporary, such impairment is recognized in current period earnings. Estimated residual values are evaluated using information that includes both internal and external appraisals and historical residual realization experience.

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

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

The allowance for loan and lease losses and reserve for unfunded lending commitments are management’s best estimate of probable credit losses that are inherent in the loan and lease portfolios and off-balance sheet lending commitments at the balance sheet date. The Company determines the allowance for loan and lease losses and the reserve for unfunded lending commitments based on an ongoing evaluation. This evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates are susceptible to significant change. Changes to the allowance for loan and lease losses and the reserve for unfunded lending commitments are made by charges to the provision for credit losses, which is reflected in the Consolidated Statements of Income. Loans or lease balances deemed to be uncollectible are charged off against the allowance for loan and lease losses. Recoveries of amounts previously charged-off are credited to the allowance for loan and lease losses.

The allowance for loan and lease losses is the accumulation of various components that are calculated based on various methodologies. BB&T’s allowance for loan and lease losses consists of (1) a component for individual loan impairment recognized and measured pursuant to Statement of Financial Accounting Standards (“SFAS”)

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 114, “Accounting by Creditors for Impairment of a Loan,” (“SFAS No. 114”), and (2) components of collective loan impairment recognized pursuant to SFAS No. 5, “Accounting for Contingencies,” (“SFAS No. 5”).

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

BB&T uses the long-haul method to assess hedge effectiveness. BB&T documents, both at inception and over the life of the hedge, at least quarterly, its analysis of actual and expected hedge effectiveness. This analysis includes techniques such as regression analysis and hypothetical derivatives under method 2 of DIG Issue G7 to demonstrate that the hedge has been, and is expected to be, highly effective in off-setting corresponding changes in the fair value or cash flows of the hedged item. For cash flow hedges involving interest rate caps and collars, this analysis also includes consideration of the criteria under the response to question 2 of DIG Issue G20. For a qualifying fair value hedge, changes in the value of the derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings. For qualifying cash flow hedges involving interest rate caps and collars, the initial fair value of the premium paid is allocated and recognized in the same future period that the hedged forecasted transaction impacts earnings.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as purchases. BB&T allocates goodwill to the business that receives significant benefits from the acquisition. In accordance with provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized over an estimated useful life, but rather is tested at least annually for impairment. BB&T performs its impairment testing in the fourth quarter of each year and more frequently if circumstances exist that indicate a probable reduction in the fair value of the business below its carrying value. BB&T measures impairment using multiple methodologies, which include the present value of estimated future cash flows and comparisons of the reporting unit’s performance to the values of companies of similar industry and size. The analysis is based upon available information regarding expected future cash flows and discount rates. Discount rates are based upon the cost of capital specific to the industry in which the reporting unit operates. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second analysis is performed to measure the fair value of all assets and liabilities. If, based on the second analysis, it is determined that the fair value of the assets and liabilities of the reporting unit is less than the carrying value, BB&T would recognize impairment for the excess of carrying value over fair value.

Core deposit and other intangible assets include premiums paid for acquisitions of core deposits (core deposit intangibles) and other identifiable intangible assets. Intangible assets other than goodwill, which are determined to have finite lives, are amortized based upon the estimated economic benefits received.

Loan Securitizations

BB&T securitizes most of its fixed-rate conforming mortgage loans, converts them into mortgage-backed securities issued primarily through the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and the Federal National Mortgage Association (“Fannie Mae”), and sells the resulting securities to third party investors. BB&T records loan securitizations as a sale when the transferred loans are legally isolated from its creditors and the other accounting criteria for a sale are met. Gains or losses recorded on loan securitizations depend in part on the net carrying amount of the loans sold, which is allocated between the loans sold and retained interests based on their relative fair values at the date of sale. BB&T generally retains the mortgage servicing on loans sold. Since quoted market prices are not typically available, BB&T estimates the fair value of these retained interests using modeling techniques to determine the net present value of expected future cash flows. Such models incorporate management’s best estimates of key variables, such as prepayment speeds and discount rates appropriate for the risks involved. Gains and losses incurred on loans sold to third party investors are included in mortgage banking income in the Consolidated Statements of Income.

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

Mortgage Servicing Rights

BB&T has two classes of mortgage servicing rights for which it separately manages the economic risks: residential and commercial. Beginning January 1, 2006, residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income each period. In previous periods, residential mortgage servicing rights were recorded at the lower of amortized cost or market. Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to, and over the estimated period that, net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections.

Equity-Based Compensation

BB&T maintains various equity-based compensation plans. These plans provide for the granting of stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units,

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance units and performance shares to selected BB&T employees and directors. BB&T adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), on January 1, 2006, using the modified-prospective method, which requires the recognition of compensation costs beginning with the effective date based on (a) the requirements of SFAS No. 123(R) for all share-based awards granted after the effective date and (b) the requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), for all awards granted to employees prior to the effective date of SFAS No. 123(R) that were unvested on the effective date. The adoption of SFAS No. 123(R) reduced BB&T’s income before income taxes and net income for the year ended December 31, 2006, by $56 million and $34 million, respectively, while basic earnings per share and diluted earnings per share for the same period were reduced by $.06 per share.

The adoption of SFAS No. 123(R) also required that excess tax benefits from the exercise of equity-based awards be recorded as a financing cash flow, rather than an operating cash flow. This requirement reduced cash provided by operating activities and increased cash provided by financing activities for the year ended December 31, 2006 by $4 million. Additional disclosures required by SFAS No. 123(R) are included in Note 11 to the consolidated financial statements herein.

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

The following table presents BB&T’s net income, basic earnings per share and diluted earnings per share as reported, and pro forma net income and pro forma earnings per share for years ended prior to January 1, 2006, assuming compensation cost for BB&T’s stock option plans had been determined based on the fair value at the grant dates for awards under those plans granted after December 31, 1994, consistent with the method prescribed by SFAS No. 123. BB&T’s equity-based awards generally contain a provision that accelerates vesting of awards for holders who retire and have met all retirement eligibility requirements. Prior to the adoption of SFAS No. 123(R), BB&T reported the expense in the pro forma disclosure based on the vesting cycle in the grant agreement and reported an acceleration of the expense for the unrecognized compensation cost in the period that the accelerated vesting occurred. BB&T will continue to account for awards granted prior to the adoption of SFAS No. 123(R) in this manner, with the exception that the unrecognized compensation cost on the date of adoption will be recognized as personnel expense in future periods. For awards granted after January 1, 2006, BB&T has recognized compensation expense based on retirement eligibility dates for all equity-based compensation awards. Therefore, the information presented in the following table is not comparable to the amounts recognized by BB&T during 2006.

	For the Years Ended December 31,
	2005	2004
	(Dollars in millions, except per share data)
Net income:
Net income as reported	$1,654	$1,558
Add: Equity-based compensation expense included in reported net income, net of tax	—	1
Deduct: total equity-based employee compensation expense determined under fair value based method for all awards, net of tax	(18)	(19)

Pro forma net income	$1,636	$1,540

Basic EPS:
As reported	$3.02	$2.82
Pro Forma	2.99	2.79
Diluted EPS:
As reported	3.00	2.80
Pro Forma	2.97	2.77

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in Accounting Principles and Effects of New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS No. 155”), which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities” and FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS No. 140”). SFAS No. 155 is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. BB&T adopted the provisions of SFAS No. 155 on January 1, 2006. The adoption did not have an impact on BB&T’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which was issued to simplify the accounting for servicing rights and reduce the volatility resulting from the use of different measurement attributes for servicing rights and the related financial instruments used to economically hedge risks associated with those servicing rights. SFAS No. 156 requires separately recognized servicing rights to be initially measured at fair value, and provides the irrevocable option to subsequently account for those servicing rights (by class) at either fair value or under the amortization method previously required under FASB Statement No. 140. BB&T adopted the provisions of SFAS No. 156 effective January 1, 2006. The initial application of the provisions of SFAS No. 156 was immaterial to BB&T’s consolidated financial position, results of operations and cash flows. The disclosures required by SFAS No. 156 are included in Note 8 to the consolidated financial statements herein.

In July 2006, the FASB issued FASB Staff Position FAS 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”, (“FSP FAS 13-2”), which amends SFAS No. 13, “Accounting for Leases.” FSP FAS 13-2 requires an entity to recalculate the allocation of income for a leveraged lease transaction from the inception of the lease if, during the lease term, the projected timing of the income tax cash flows generated by the transaction is revised, even if the total amount of income tax cash flows is not affected. The provisions of FSP FAS 13-2 are effective for fiscal years beginning after December 15, 2006. BB&T has entered into leveraged lease transactions in prior years that required recalculation because the timing of the income tax cash flows changed. BB&T adopted FSP FAS 13-2 on January 1, 2007. Upon adoption, BB&T recorded a charge to retained earnings of $306 million as a cumulative effect of a change in accounting principle. This charge to retained earnings only pertains to the timing of income recognition and will be recognized as a component of net income over the remaining lives of the respective leases.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also requires additional disclosures related to an entity’s accounting for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. BB&T will adopt FIN 48 effective January 1, 2007. BB&T estimates that a cumulative effect adjustment to retained earnings of up to $90 million will be recorded to increase reserves for uncertain tax positions in connection with the adoption of FIN 48, however this estimate is subject to revision as management finalizes its analysis.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that SFAS No. 157 may have on BB&T’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” (“SFAS

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No. 158”), which requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize actuarial gains and losses as a component of comprehensive income in the year that the changes occur. BB&T adopted SFAS No. 158 on December 31, 2006. Upon adoption, BB&T recorded a net after-tax loss of $108 million to accumulated comprehensive loss as a cumulative effect of a change in accounting principle. The additional disclosures required by SFAS No. 158 are included in Note 14 to the consolidated financial statements herein.

In September 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”), which concludes an employer should not offset the liability with the cash surrender value for a post-employment benefit covered by an endorsement split dollar life insurance arrangement held to fund the benefit. EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the effect that EITF Issue 06-4 may have on BB&T’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that SFAS No. 159 may have on BB&T’s consolidated financial statements.

NOTE 2.    Business Combinations

The following table presents summary information with respect to mergers and acquisitions of financial institutions and other significant financial services companies completed during the three year period ended December 31, 2006.

Summary of Completed Mergers and Acquisitions

Date of Acquisition	Acquired Institution	Headquarters	Total Assets	Intangibles Recorded	Total Purchase Consideration		BB&T Common Shares Issued to Complete Transaction
August 1, 2006	First Citizens Bancorp	Cleveland, Tn.	$ 700 million	$107 million	$142 million	(1)	2.9 million
June 1, 2006	Main Street Banks Inc.	Atlanta, Ga.	2.3 billion	462 million	621 million		14.3 million

April 14, 2004	Republic Bancshares Inc.	St. Petersburg, Fla.	$ 2.9 billion	$260 million	$433 million	(2)	6.5 million
February 1, 2004	McGriff, Seibels & Williams, Inc.	Birmingham, Al.	227 million	437 million	392 million	(3)	8.2 million

(1)	Includes cash consideration of $20 million.
(2)	Includes cash consideration of $171 million.
(3)	Includes cash consideration at time of acquisition and certain contingent consideration payments totaling $91 million.

Insurance and Other NonBank Acquisitions

During 2006, BB&T acquired one insurance agency and two nonbank financial services companies. In conjunction with these transactions, BB&T issued approximately 321 thousand shares of common stock and paid $36 million in cash. Including subsequent adjustments, approximately $27 million in goodwill and $14 million of identifiable intangibles were recorded in connection with these transactions. During 2005, BB&T acquired five

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insurance businesses and four nonbank financial services companies, including the acquisition of a 70% ownership interest in Sterling Capital Management LLC, an investment management services company based in Charlotte, North Carolina. In conjunction with these transactions, BB&T issued approximately 1.2 million shares of common stock and paid approximately $142 million in cash including certain contingent consideration payments. Including subsequent adjustments, approximately $115 million in goodwill and $85 million of identifiable intangible assets were recorded in connection with these transactions. In addition to the acquisition of McGriff, Seibels & Williams, Inc., which is presented in the table above, BB&T acquired eight insurance agencies and three nonbank financial services companies during 2004. In conjunction with these transactions, BB&T issued approximately 1.4 million shares of common stock and paid approximately $74 million in cash including certain contingent consideration payments. Including subsequent adjustments, approximately $51 million in goodwill and $35 million of identifiable intangible assets were recorded in connection with these transactions.

In connection with the acquisitions completed during the three year period ended December 31, 2006, BB&T offered additional incentives to the acquired companies to offset the loss of future cash flows previously received through ownership positions. These amounts will be charged to goodwill based on the terms of the agreement. The remaining potential maximum amounts payable under these agreements is $8 million, $13 million and $63 million for acquisitions completed during 2006, 2005 and 2004, respectively.

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

Summary of Merger-Related and Restructuring Charges

(Dollars in millions)

	For the Year Ended December 31,
	2006	2005	2004

Severance and personnel-related charges	$2	$(5)	$9
Occupancy and equipment charges	(2)	(5)	(12)
Systems conversions and related charges	4	—	1
Marketing and public relations	2	—	4
Asset write-offs and other merger-related charges	12	(1)	4

Total	$18	$(11)	$6

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

In conjunction with the consummation of an acquisition and completion of other requirements, BB&T typically accrues certain merger-related expenses related to estimated severance and other-personnel related

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs, lease terminations, disposal of duplicate facilities and equipment, termination of data processing contracts and other costs associated with the acquisition. The costs related to the acquired entity are accrued in accordance with the guidance in EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”, and generally recorded as adjustments to the purchase price unless they are required to be expensed as incurred. The costs related to existing BB&T facilities and personnel are recorded in accordance with the guidance in SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS 112, “Employers’ Accounting for Postemployment Benefits”, as appropriate, and reflected as merger-related and restructuring charges in the Consolidated Statements of Income.

The following tables present a summary of BB&T’s merger accrual activity for 2006 and 2005. The amounts presented as “Accrued at Acquisition” represent the estimated costs accrued in accordance with EITF 95-3 and recorded as adjustments to the purchase price of an acquisition. The amounts presented as “merger-related and restructuring charges” represent estimated costs that are incurred in connection with acquisitions, changes to estimates of previously accrued costs, and period expenses incidental to a business combination that must be expensed as incurred, such as expenses related to systems conversion, data processing, training, and other costs. The amounts presented as “utilized” represent the amounts paid in connection with merger-related accruals. The amounts presented as “purchase price adjustments” represent changes to estimates of previously accrued amounts and were recorded as adjustments to goodwill.

	Merger Accrual Activity
	(Dollars in millions)
	Balance January 1, 2005	Accrued at acquisition	Merger-related and restructuring gains	Utilized	Purchase Price Adjustments	Other, net	Balance December 31, 2005
Severance and personnel-related charges	$15	$—	$(5)	$(4)	$—	$—	$6
Occupancy and equipment charges	16	—	(5)	(4)	—	1	8
Other merger-related charges	3	2	(1)	(2)	1	—	3

Total	$34	$2	$(11)	$(10)	$1	$1	$17

	Balance January 1, 2006	Accrued at acquisition	Merger-related and restructuring charges (gains)	Utilized	Purchase Price Adjustments	Other, net (1)	Balance December 31, 2006
Severance and personnel-related charges	$6	$20	$2	$(19)	$3	$—	$12
Occupancy and equipment charges	8	—	(2)	(2)	—	—	4
Systems conversions and related charges	—	1	4	(5)	—	—	—
Other merger-related charges	3	—	14	(5)	—	(10)	2

Total	$17	$21	$18	$(31)	$3	$(10)	$18

(1)	Primarily relates to the write-off of duplicate software related to the Main Street acquisition.

The liabilities for severance and personnel-related costs will be paid out based on such factors as expected termination dates, the provisions of employment contracts and the terms of BB&T’s severance plans. The remaining occupancy and equipment accruals relate to costs to exit certain leases and to dispose of excess

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilities and equipment. Such liabilities will be utilized upon termination of the various leases and sale of duplicate property. The other merger-related liabilities relate to litigation and other similar charges.

Severance and personnel-related costs or credits include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination or reversals of previously estimated amounts, which typically occur in corporate support and data processing functions. During 2006, BB&T estimated that 147 positions would be eliminated and receive severance due to mergers and 114 employees did, in fact, receive severance in 2006. Sixty-one former employees will continue to receive merger-related severance payments during 2007. BB&T did not have any job eliminations in connection with mergers during 2005. During 2004, BB&T estimated that 200 positions would be eliminated and receive severance in connection with the acquisition of Republic and 225 employees did, in fact, receive severance in 2004. Nine former employees continued to receive severance payments during 2005.

In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at December 31, 2006 are expected to be utilized during 2007, unless they relate to specific contracts that expire in later years.

The following tables provide a summary of BB&T’s merger accrual activity, by acquisition, for 2006 and 2005:

Acquired Institution	Balance January 1, 2005	Accrued at acquisition	Merger-related and restructuring gains	Utilized	Purchase Price Adjustments	Other, net	Balance December 31, 2005
	(Dollars in millions)
Century South Banks, Inc.	$2	$—	$—	$(1)	$—	$—	$1
F&M National Corporation	2	—	—	—	—	—	2
MidAmerica Bancorp	2	—	(2)	—	—	—	—
Equitable Bank	2	—	—	—	—	—	2
First Virginia Banks, Inc.	14	—	(5)	(3)	—	1	7
Republic Bancshares, Inc.	3	—	(2)	(1)	—	—	—
Nonbank subsidiaries	4	2	—	(4)	1	—	3
Other acquisitions	5	—	(2)	(1)	—	—	2

Total	$34	$2	$(11)	$(10)	$1	$1	$17

Acquired Institution	Balance January 1, 2006	Accrued at acquisition	Merger-related and restructuring charges (gains)	Utilized	Purchase Price Adjustments	Other, net (1)	Balance December 31, 2006
	(Dollars in millions)
Century South Banks, Inc.	$1	$—	$—	$—	$—	$—	$1
F&M National Corporation	2	—	(1)	(1)	—	—	—
Equitable Bank	2	—	(2)	—	—	—	—
First Virginia Banks, Inc.	7	—	—	(3)	—	—	4
Main Street Banks Inc.	—	17	17	(21)	3	(10)	6
First Citizens Bancorp	—	4	4	(4)	—	—	4
Nonbank subsidiaries	3	—	—	(1)	—	—	2
Other acquisitions	2	—	—	(1)	—	—	1

Total	$17	$21	$18	$(31)	$3	$(10)	$18

(1)	Primarily relates to the write-off of duplicate software related to the Main Street acquisition.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Securities

The amortized costs and approximate fair values of securities available for sale were as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. Treasury securities	$84	$—	$1	$83
U.S. government-sponsored entity securities	9,324	2	290	9,036
Mortgage-backed securities	8,418	27	148	8,297
States and political subdivisions	563	9	1	571
Equity and other securities	2,723	26	15	2,734

Total securities available for sale	$21,112	$64	$455	$20,721

	December 31, 2005
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
	(Dollars in millions)
Securities available for sale:
U.S. Treasury securities	$114	$—	$2	$112
U.S. government-sponsored entity securities	11,555	3	404	11,154
Mortgage-backed securities	6,756	5	150	6,611
States and political subdivisions	661	15	1	675
Equity and other securities	1,230	16	15	1,231

Total securities available for sale	$20,316	$39	$572	$19,783

Accumulated other comprehensive income at December 31, 2006 and 2005 included $249 million and $338 million, respectively, of net after-tax unrealized losses relating to securities available for sale.

At December 31, 2006 and 2005, securities with carrying value of approximately $12.6 billion and $9.5 billion were pledged to secure municipal deposits, securities sold under agreements to repurchase, other borrowings, and for other purposes as required or permitted by law.

BB&T had certain investments in marketable debt securities and mortgage-backed securities from Fannie Mae and Freddie Mac that exceeded ten percent of shareholders’ equity at December 31, 2006. Those investments had market values of $3.9 billion and $4.3 billion, respectively, at December 31, 2006. In addition, these investments had total amortized costs of $4.0 billion and $4.4 billion, respectively, at December 31, 2006. Trading securities totaling $2.1 billion at December 31, 2006 and $707 million at December 31, 2005 are excluded from the accompanying tables.

Equity securities include investments in stock issued by the FHLB of Atlanta. At December 31, 2006 and 2005, BB&T held $379 million and $344 million, respectively, of investments in FHLB stock.

Proceeds from sales of securities available for sale during 2006, 2005 and 2004 were $2.7 billion, $1.3 billion and $2.3 billion, respectively. Gross gains of $2 million, $13 million and $14 million and gross losses of $75 million, $13 million and $8 million were realized on those sales in 2006, 2005 and 2004, respectively.

The amortized cost and estimated fair value of the debt securities portfolio at December 31, 2006, by contractual maturity, are shown in the accompanying table. The expected life of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay the underlying

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mortgage loans with or without call or prepayment penalties. For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted average contractual maturities of underlying collateral.

	December 31, 2006
	Available for Sale
	Amortized Cost	Fair Value
	(Dollars in millions)
Debt Securities:
Due in one year or less	$437	$434
Due after one year through five years	6,569	6,401
Due after five years through ten years	3,778	3,657
Due after ten years	9,754	9,637

Total debt securities	20,538	20,129
Total equity securities	574	592

Total securities	$21,112	$20,721

The following tables reflect the gross unrealized losses and fair value of BB&T’s investments at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2006
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
U.S. Treasury securities	$9	$—	$42	$1	$51	$1
U.S. government-sponsored entity securities	475	3	8,324	287	8,799	290
Mortgage-backed securities	1,153	5	5,241	143	6,394	148
States and political subdivisions	1	—	39	1	40	1
Equity and other securities	651	2	601	13	1,252	15

Total temporarily impaired securities	$2,289	$10	$14,247	$445	$16,536	$455

	December 31, 2005
	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in millions)
Securities:
U.S. Treasury securities	$22	$1	$87	$1	$109	$2
U.S. government-sponsored entity securities	1,530	22	8,963	382	10,493	404
Mortgage-backed securities	3,632	62	2,678	88	6,310	150
States and political subdivisions	3	—	79	1	82	1
Equity and other securities	509	8	197	7	706	15

Total temporarily impaired securities	$5,696	$93	$12,004	$479	$17,700	$572

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 31, 2006, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of December 31, 2006, the unrealized losses on these securities totaled $445 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than the credit quality of the issuers. At December 31, 2006, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized any other-than-temporary impairment in connection with these securities during 2006.

NOTE 4.    Loans and Leases

	December 31,
	2006	2005
	(Dollars in millions)
Loans and leases, net of unearned income:
Commercial loans	$39,580	$34,965
Leveraged leases	1,720	1,650

Total commercial loans and leases	41,300	36,615

Sales finance	5,683	5,264
Revolving credit	1,414	1,347
Direct retail	15,312	14,453

Total consumer loans	22,409	21,064

Residential mortgage loans	16,257	14,481

Specialized lending
Loans	3,096	2,422
Leases	529	441

Total specialized lending	3,625	2,863

Total loans and leases (1)(2)	$83,591	$75,023

(1)	Includes loans held for sale.
(2)	Unearned income totaled $2.5 billion at December 31, 2006 and December 31, 2005.

	December 31,
	2006	2005
	(Dollars in millions)
Rentals receivable (net of principal and interest on nonrecourse debt and head lease obligation)	$3,747	$3,747
Unearned income	(2,027)	(2,097)

Investment in leveraged leases, net of unearned income	1,720	1,650
Deferred taxes arising from leveraged leases	(1,182)	(1,089)

Net investment in leveraged leases	$538	$561

BB&T had $60.5 billion in loans secured by real estate at December 31, 2006. However, these loans were not concentrated in any specific market or geographic area other than the Banks’ primary markets. Certain loans have been pledged as collateral for all outstanding Federal Home Loan Bank Advances at December 31, 2006 and 2005.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth certain information regarding BB&T’s impaired loans:

	December 31,
	2006	2005
	(Dollars in millions)
Total recorded investment—impaired loans	$49	$56
Total recorded investment with no related valuation allowance	25	16
Total recorded investment with related valuation allowance	24	40
Allowance for loan and lease losses assigned to impaired loans	(2)	(10)

Net carrying value—impaired loans	$47	$46

Average impaired loans for the years ended December 31, 2006, 2005, and 2004 was $59 million, $54 million and $82 million, respectively. The amount of interest that has been recognized as income on impaired loans for any of the last three years has not been significant.

NOTE 5.    Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

An analysis of the allowance for credit losses for each of the past three years is presented in the following table:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Beginning Balance	$830	$828	$793
Allowance for acquired (sold) loans, net	34	(1)	21
Provision for credit losses	240	217	249
Loans and leases charged-off	(277)	(277)	(297)
Recoveries of previous charge-offs	61	63	62

Net loans and leases charged-off	(216)	(214)	(235)

Ending Balance	$888	$830	$828

The allowance for credit losses consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. At December 31, 2006, 2005 and 2004, the allowance for loan and lease losses totaled $888 million, $825 million and $805 million, respectively. The reserve for unfunded lending commitments totaled $5 million and $23 million at December 31, 2005 and 2004, respectively.

At December 31, 2006, 2005 and 2004, loans and leases not currently accruing interest totaled $260 million, $229 million and $269 million, respectively. Loans 90 days or more past due and still accruing interest totaled $102 million, $103 million and $100 million at December 31, 2006, 2005 and 2004, respectively. The gross additional interest income that would have been earned if the loans and leases classified as nonaccrual had performed in accordance with the original terms was approximately $20 million, $15 million and $18 million in 2006, 2005 and 2004, respectively. Foreclosed property totaled $89 million, $71 million and $89 million at December 31, 2006, 2005 and 2004, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Premises and Equipment

A summary of premises and equipment is presented in the accompanying table:

	December 31,
	2006	2005
	(Dollars in millions)
Land and land improvements	$373	$311
Buildings and building improvements	937	913
Furniture and equipment	907	855
Leasehold improvements	279	241
Construction in progress	52	38
Capitalized leases on premises and equipment	3	2

Total	2,551	2,360
Less—accumulated depreciation and amortization	(1,141)	(1,073)

Net premises and equipment	$1,410	$1,287

Useful lives for premises and equipment are as follows: buildings and building improvements—40 years; furniture and equipment—5 to 10 years; leasehold improvements—estimated useful life or lease term, including certain renewals which were deemed probable at lease inception, whichever is less; and capitalized leases on premises and equipment—estimated useful life or remaining term of tenant lease, whichever is less. Certain properties are pledged to secure mortgage indebtedness totaling $2 million at December 31, 2006 and 2005.

BB&T has noncancelable leases covering certain premises and equipment. Many of the leases have one or more renewal options, generally for periods of two to five years. Total rent expense applicable to operating leases was $146 million, $151 million and $109 million for 2006, 2005 and 2004, respectively. Rental income from owned properties and subleases was $9 million for 2006 and 2005 and $10 million for 2004. Future minimum lease payments for operating leases for years subsequent to 2006 are $121 million, $112 million, $99 million, $88 million, and $76 million for the next five years. The payments for 2012 and later years total $443 million.

NOTE 7.    Goodwill and Other Intangible Assets

The changes in the carrying amounts of goodwill attributable to each of BB&T’s operating segments for the years ended December 31, 2006 and 2005 are as follows:

	Goodwill Activity by Operating Segment
	Banking Network	Residential Mortgage Banking	Sales Finance	Specialized Lending	Insurance Services	Financial Services	All Other	Total
	(Dollars in millions)
Balance, January 1, 2005	$3,389	$7	$—	$30	$569	$103	$26	$4,124
Acquired goodwill, net	—	—	—	1	55	47	—	103
Adjustments to goodwill	2	—	—	1	16	10	—	29

Balance December 31, 2005	3,391	7	—	32	640	160	26	4,256

Acquired goodwill, net	490	—	—	13	31	4	—	538
Adjustments to goodwill	(3)	—	—	7	19	10	—	33
Reclassification of goodwill	(93)	—	93	—	—	—		—

Balance, December 31, 2006	$3,785	$7	$93	$52	$690	$174	$26	$4,827

The adjustments to goodwill recorded during 2006 include $30 million of contingent consideration paid to acquired companies subsequent to the date of acquisition based on the terms of the purchase agreements,

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$5 million related to the receipt of final valuation reports and $(2 million) primarily related to reallocations of purchase price subsequent to the dates of acquisition. The adjustments to goodwill recorded during 2005 include $23 million of contingent consideration paid subsequent to the dates of acquisition based on the terms of the purchase agreements and $3 million related to the accounting for property and equipment leases of acquired companies. In addition, management made a change to BB&T’s segment reporting resulting in a reallocation of $93 million of goodwill from the Banking Network segment to the Sales Finance segment. For further information regarding the change in segments please refer to Note 21 of these consolidated financial statements.

The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of December 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$413	$(235)	$178	$365	$(186)	$179
Other (1)	471	(195)	276	449	(140)	309

Totals	$884	$(430)	$454	$814	$(326)	$488

(1)	Other identifiable intangibles are primarily composed of customer relationship intangibles.

During the years ended December 31, 2006, 2005 and 2004, BB&T incurred $104 million, $112 million and $106 million, respectively, in pretax amortization expenses associated with core deposit intangibles and other intangible assets. At December 31, 2006, the weighted-average remaining life of core deposit intangibles and other identifiable intangibles was 11.1 years and 10.4 years, respectively.

Estimated amortization expense of identifiable intangible assets for each of the next five years total $96 million (2007), $80 million (2008), $66 million (2009), $54 million (2010) and $43 million (2011).

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Loan Servicing

BB&T has two classes of mortgage servicing rights for which it separately manages the economic risks: residential and commercial. Commercial mortgage servicing rights are recorded as other assets on the Consolidated Balance Sheets at lower of cost or market and amortized in proportion to and over the estimated period that net servicing income is expected to be received based on projections of the amount and timing of estimated future net cash flows. As of January 1, 2006, residential mortgage servicing rights are recorded on the Consolidated Balance Sheets at fair value with changes in fair value recorded as a component of mortgage banking income in the Consolidated Statements of Income for each period. Prior to January 1, 2006, residential mortgage servicing rights were recorded at lower of cost or market and amortized over the estimated period that servicing income is expected to be received based on projections of the amount and timing of estimated future cash flows. BB&T uses various derivative instruments to mitigate the income statement effect of changes in fair value, due to change in valuation inputs and assumptions, of its residential mortgage servicing rights. The following is an analysis of the activity in BB&T’s residential mortgage servicing rights for the year ended December 31, 2006 based on the fair value method of accounting:

Residential Mortgage Servicing Rights For the Period Ended December 31, 2006
(Dollars in millions)
Carrying value, January 1,	$431
Additions	94
Purchases	18
Increase (decrease) in fair value:
Due to change in valuation inputs or assumptions	21
Other changes (1)	(80)

Carrying value, December 31,	$484

(1)	Represents economic amortization associated with the collection and realization of expected net servicing cash flows, expected borrower payments and the passage of time.

The following is an analysis of the activity in BB&T’s residential mortgage servicing rights and the related valuation allowance for the years ended December 31, 2005 and 2004 based on the lower of cost or market method of accounting:

	Residential Mortgage Servicing Rights For the Years Ended December 31,
	2005	2004
	(Dollars in millions)
Balance, January 1,	$326	$320
Amount capitalized	102	84
Acquired in purchase acquisitions	1	3
Amortization expense	(84)	(89)
Other than temporary impairment	(1)	(28)
Change in valuation allowance	87	36

Balance, December 31,	$431	$326

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Valuation Allowance for Residential Mortgage Servicing Rights For the Years Ended December 31,
	2005	2004
	(Dollars in millions)
Balance, January 1,	$108	$144
Provision for impairment	61	84
Other than temporary impairment	(1)	(28)
Provision recapture and other reductions	(147)	(92)

Balance, December 31,	$21	$108

The unpaid principal balances of BB&T’s total residential mortgage servicing portfolio were $45.2 billion, $41.1 billion and $37.8 billion at December 31, 2006, 2005 and 2004, respectively. The unpaid principal balances of residential mortgage loans serviced for others is comprised primarily of agency conforming fixed-rate mortgage loans and totaled $28.2 billion, $25.8 billion and $24.5 billion at December 31, 2006, 2005 and 2004, respectively. Mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. BB&T recognized servicing fees of $102 million, $96 million and $93 million during 2006, 2005 and 2004, respectively, as a component of mortgage banking income.

During 2006, 2005 and 2004, BB&T sold residential mortgage loans with unpaid principal balances of $5.3 billion, $4.8 billion and $5.3 billion, respectively, and recognized pretax gains of $19 million, $34 million and $36 million, respectively, which were recorded in noninterest income as a component of mortgage banking income. BB&T retained the related mortgage servicing rights and receives servicing fees. At December 31, 2006 and 2005, the approximate weighted average servicing fee was .35% of the outstanding balance of the residential mortgage loans. The weighted average coupon interest rate on the portfolio of mortgage loans serviced for others was 5.92% and 5.83% at December 31, 2006 and 2005, respectively.

At December 31, 2006, BB&T had $214 million of residential mortgage loans sold with limited recourse liability. In the event of nonperformance by the borrower, BB&T has maximum recourse exposure of approximately $67 million on these mortgage loans.

BB&T uses assumptions and estimates in determining the fair value of capitalized mortgage servicing rights. These assumptions include prepayment speeds, net charge-off experience and discount rates commensurate with the risks involved and comparable to assumptions used by market participants to value and bid servicing rights available for sale in the market. At December 31, 2006, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% adverse changes in key economic assumptions are included in the accompanying table.

Residential Mortgage Servicing Rights December 31, 2006
(Dollars in millions)
Fair Value of Residential Mortgage Servicing Rights	$484

Composition of Residential Loans Serviced for Others:
Fixed-rate mortgage loans	98.0%
Adjustable-rate mortgage loans	2.0

Total	100.0%

Weighted Average Life	7.1 yrs

Prepayment Speed	12.8%
Effect on fair value of a 10% increase	$(22)
Effect on fair value of a 20% increase	(42)
Expected Credit Losses	.01%
Effect on fair value of a 10% or 20% increase	$—
Weighted Average Discount Rate	9.8%
Effect on fair value of a 10% increase	$(15)
Effect on fair value of a 20% increase	(28)

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

The Company also has securitized residential mortgage loans and retained the resulting securities available for sale. As of December 31, 2006 the fair value of the securities available for sale still owned by BB&T was $735 million and the remaining unpaid principal balance of the underlying loans totaled $747 million. Based on the performance of the underlying loans and general liquidity of the securities, the Company’s recovery of the cost basis in the securities has not been significantly impacted by changes in interest rates, prepayment speeds or credit losses.

The following table includes a summary of residential mortgage loans managed or securitized and related delinquencies and net charge-offs.

	Years Ended December 31,
	2006	2005
	(Dollars in millions)
Mortgage Loans Managed or Securitized (1)	$17,218	$15,538
Less: Loans Securitized and Transferred to Securities Available for Sale	747	781
Less: Loans Held for Sale	606	495
Less: Mortgage Loans Sold with Recourse	214	276

Mortgage Loans Held for Investment	$15,651	$13,986

Mortgage Loans on Nonaccrual Status	$53	$48

Mortgage Loans 90 Days Past Due and Still Accruing Interest	$37	$39

Mortgage Loan Net Charge-offs	$6	$5

(1)	Balances exclude loans serviced for others, with no other continuing involvement.

BB&T also arranges and services commercial real estate mortgages through Laureate Capital, the commercial mortgage banking subsidiary of Branch Bank. During the years ended December 31, 2006, 2005 and 2004, Laureate Capital originated $2.9 billion, $2.0 billion and $1.6 billion, respectively, of commercial real estate mortgages, all of which were arranged for third party investors and serviced by Laureate Capital. Laureate Capital’s exposure to credit risk or interest rate risk as a result of these loans is minimal. As of December 31, 2006, 2005 and 2004, Laureate Capital’s portfolio of commercial real estate mortgages serviced for others totaled $9.2 billion, $8.1 billion and $6.7 billion, respectively. Commercial real estate mortgage loans serviced for others are not included in loans on the accompanying Consolidated Balance Sheets. Mortgage servicing rights related to commercial mortgage loans totaled $28 million, $20 million and $14 million at December 31, 2006, 2005 and 2004, respectively.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.	Federal Funds Purchased, Securities Sold Under Agreements to Repurchase and Short-Term Borrowed Funds

Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds are summarized as follows:

	December 31,
	2006	2005
	(Dollars in millions)
Federal funds purchased	$2,002	$1,123
Securities sold under agreements to repurchase	2,090	2,699
Master notes	1,447	1,056
U.S. Treasury tax and loan deposit notes payable	1,943	1,041
Other short-term borrowed funds	605	643

Total	$8,087	$6,562

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

A summary of selected data related to Federal funds purchased, securities sold under agreements to repurchase and short-term borrowed funds follows:

	As of / For the Year Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Maximum outstanding at any month-end during the year	$8,782	$9,452	$9,009
Balance outstanding at end of year	8,087	6,562	6,688
Average outstanding during the year	7,006	7,386	6,591
Average interest rate during the year	4.30%	3.04%	1.37%
Average interest rate at end of year	4.67	3.85	2.06

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Long-Term Debt

Long-term debt is summarized as follows:

	December 31,
	2006	2005
	(Dollars in millions)
Parent Company
7.25% Subordinated Notes Due 2007	$250	$249
6.50% Subordinated Notes Due 2011 (1,3)	647	646
4.75% Subordinated Notes Due 2012 (1,3)	496	495
5.20% Subordinated Notes Due 2015 (1,3)	997	997
4.90% Subordinated Notes Due 2017 (1,3)	362	360
5.25% Subordinated Notes Due 2019 (1,3)	600	600
Branch Bank
Floating Rate Secured Borrowings Due 2007 (5)	1,500	1,500
Floating Rate Senior Notes Due 2007	1,250	1,250
Floating Rate Senior Notes Due 2008	500	500
Floating Rate Senior Notes Due 2009	500	—
Floating Subordinated Notes Due 2016 (1)	350	—
4.875% Subordinated Notes Due 2013 (1,3)	249	249
5.625% Subordinated Notes Due 2016 (1)	399	—
Federal Home Loan Bank Advances to the Subsidiary Banks (4)
Varying maturities to 2026	6,564	5,679
Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035 (3)	514	514
6.75% BB&T Capital Trust Securities Due 2036	598	—
Other Securities (6)	168	102
Other Long-Term Debt	5	4
Hedging Losses	(45)	(26)

Total Long-Term Debt	$15,904	$13,119

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At December 31, 2006, the effective rates paid on these borrowings ranged from 5.55% to 6.10%.
(4)	At December 31, 2006, the weighted average cost of these advances was 5.32% and the weighted average maturity was 10.2 years.
(5)	These borrowings are secured primarily by automobile loans and have variable rates based on LIBOR.
(6)	These securities were issued by companies acquired by BB&T. At December 31, 2006, the effective rate paid on these borrowings ranged from 7.09% to 10.07%. These securities have varying maturities through 2035.

Excluding the capitalized leases set forth in Note 6, future debt maturities total $3.3 billion, $526 million, $510 million, $251 million and $1.1 billion for the next five years. The maturities for 2012 and later years total $10.3 billion.

Junior Subordinated Debt to Unconsolidated Trusts

In August 2005, BB&T Capital Trust I (“BBTCT”) issued $500 million of 5.85% Capital Securities. BBTCT, a statutory business trust created under the laws of the State of Delaware, was formed by BB&T for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in 5.85% Junior Subordinated Debentures issued by BB&T. BB&T has made guarantees which, taken collectively, fully, irrevocably, and

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unconditionally guarantee, on a subordinated basis, all of BBTCT’s obligations under the Trust and Capital Securities. BBTCT’s sole asset is the Junior Subordinated Debentures issued by BB&T, which mature August 18, 2035, but are subject to early redemption (i) in whole or in part at any time at the option of BB&T pursuant to the optional redemption provisions of such security, or (ii) in whole, but not in part, under certain prescribed limited circumstances. The Capital Securities of BBTCT are subject to mandatory redemption in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption.

In June 2006, BB&T Capital Trust II (“BBTCT II”) issued $600 million of 6.75% Capital Securities. BBTCT II, a statutory business trust created under the laws of the State of Delaware, was formed by BB&T for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in 6.75% Junior Subordinated Debentures issued by BB&T. BB&T has made guarantees which, taken collectively, fully, irrevocably, and unconditionally guarantee, on a subordinated basis, all of BBTCT II’s obligations under the Trust and Capital Securities. BBTCT II’s sole asset is the Junior Subordinated Debentures issued by BB&T which mature June 7, 2036, but are subject to early redemption (i) in whole or in part at any time at the option of BB&T pursuant to the optional redemption provisions of such security, or (ii) in whole, but not in part, under certain prescribed limited circumstances. The Capital Securities of BBTCT II are subject to mandatory redemption in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption.

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

In November, 1997, Premier Capital Trust I (“PCT I”) issued $29 million of 9.00% Preferred Securities. PCT I, a statutory business trust created under the laws of the State of Delaware, was formed by Premier Bancshares, Inc., (“Premier”) for the purpose of issuing the Preferred Securities and investing the proceeds thereof in 9.00% Junior Subordinated Debentures issued by Premier. Premier, which merged into BB&T on January 13, 2000, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subordinated basis, all of PCT I’s obligations under the Preferred Securities. PCT I’s sole asset is the Junior Subordinated Debentures issued by Premier and assumed by BB&T, which mature December 31, 2027, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after December 31, 2007. The Preferred Securities of PCT I, are subject to mandatory redemption in whole on December 31, 2027, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In November, 2002, Main Street Banks Statutory Trust I (“MSBT I”) issued $5 million of floating rate Capital Securities. MSBT I, a statutory business trust created under the laws of the State of Connecticut, was formed by Main Street Banks, Inc., (“MSBK”) for the purpose of issuing the Capital Securities and investing the proceeds thereof in floating rate Junior Subordinated Debentures issued by MSBK. MSBK, which merged into BB&T on June 1, 2006, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MSBT I’s obligations under the Capital Securities. MSBT I’s sole asset is the Junior Subordinated Debentures issued by MSBK and assumed by BB&T, which mature November 15, 2032, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after November 15, 2007. The Capital Securities of MSBT I, are subject to mandatory redemption in whole on November 15, 2032, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In May, 2003, Main Street Banks Statutory Trust II (“MSBT II”) issued $45 million of floating rate Capital Securities. MSBT II, a statutory business trust created under the laws of the State of Connecticut, was formed by MSBK for the purpose of issuing the Capital Securities and investing the proceeds thereof in floating rate Junior Subordinated Debentures issued by MSBK. MSBK, which merged into BB&T on June 1, 2006, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of MSBT II’s obligations under the Capital Securities. MSBT II’s sole asset is the Junior Subordinated Debentures issued by MSBK and assumed by BB&T, which mature June 30, 2033, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after June 30, 2008. The Capital Securities of MSBT II, are subject to mandatory redemption in whole on June 30, 2033, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In December, 2003, First Citizens Bancorp Statutory Trust I (“FCBT I”) issued $10 million of floating rate Capital Securities. FCBT I, a statutory business trust created under the laws of the State of Connecticut, was formed by First Citizens Bancorp, (“FCB”) for the purpose of issuing the Capital Securities and investing the proceeds thereof in floating rate Junior Subordinated Debentures issued by FCB. FCB, which merged into BB&T on August 1, 2006, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of FCBT I’s obligations under the Capital Securities. FCBT I’s sole asset is the Junior Subordinated Debentures issued by FCB and assumed by BB&T, which mature December 17, 2033, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime after December 17, 2008. The Capital Securities of FCB I, are subject to mandatory redemption in whole on December 17, 2033, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

In June, 2005, First Citizens Bancorp Statutory Trust II (“FCBT II”) issued $7 million of floating rate Capital Securities. FCBT I, a statutory business trust created under the laws of the State of Delaware, was formed by FCB for the purpose of issuing the Capital Securities and investing the proceeds thereof in floating rate Junior Subordinated Debentures issued by FCB. FCB, which merged into BB&T on August 1, 2006, entered into agreements which, taken collectively, fully, irrevocably and unconditionally guarantee, on a subordinated basis, all of FCBT II’s obligations under the Capital Securities. FCBT II’s sole asset is the Junior Subordinated Debentures issued by FCB and assumed by BB&T, which mature June 15, 2035, but are subject to early mandatory redemption in whole under certain limited circumstances and are callable in whole or part anytime

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after June 15, 2010. The Capital Securities of FCB II, are subject to mandatory redemption in whole on June 15, 2035, or such earlier date in the event the Junior Subordinated Debentures are redeemed by BB&T pursuant to one of the prescribed limited circumstances or pursuant to the call provisions.

NOTE 11.    Shareholders’ Equity

The authorized capital stock of BB&T consists of 1,000,000,000 shares of common stock, $5 par value, and 5,000,000 shares of preferred stock, $5 par value. At December 31, 2006, 541,475,305 shares of common stock and no shares of preferred stock were issued and outstanding.

Equity-Based Plans

At December 31, 2006, BB&T had options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan (“Omnibus Plan”), the Non-Employee Directors’ Stock Option Plan (“Directors’ Plan”), and plans assumed from acquired entities, which are described below. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. BB&T changed its practices regarding equity-based awards in the first quarter of 2006 and began issuing a combination of restricted share units and nonqualified stock options in connection with its incentive plans. Formerly, the Company had issued substantially all of its equity-based awards in the form of stock options. As of December 31, 2006, the 2004 Plan is the only plan that has shares available for future grants.

BB&T’s 2004 Plan is intended to assist the Corporation in recruiting and retaining employees, directors and independent contractors and to associate the interests of eligible participants with those of BB&T and its shareholders. At December 31, 2006 there were 6.6 million non-qualified and qualified stock options at prices ranging from $10.90 to $50.71 and 2.4 million restricted shares and restricted share units outstanding under the 2004 Plan. The options outstanding under the 2004 Plan generally vest ratably over five years and have a ten-year term. The restricted shares and restricted share units generally vest five years from the date of grant. At December 31, 2006, there were 15.7 million shares available for future grants under the 2004 Plan.

BB&T’s Omnibus Plan was intended to allow BB&T to recruit and retain employees with ability and initiative and to align the employees’ interests with those of BB&T and its shareholders. At December 31, 2006, 6.9 million qualified stock options at prices ranging from $11.66 to $48.01 and 21.3 million non-qualified stock options at prices ranging from $11.36 to $53.10 were outstanding. The stock options generally vest over 3 to 5 years and have a 10-year term.

The Directors’ Plan was intended to provide incentives to non-employee directors to remain on the Board of Directors and share in the profitability of BB&T. In 2005, the Directors’ Plan was amended and no future grants will be awarded in connection with this Plan. At December 31, 2006, options to purchase 532 thousand shares of common stock at prices ranging from $15.94 to $31.80 were outstanding pursuant to the Directors’ Plan.

BB&T also has equity-based plans outstanding as the result of assuming the plans of acquired companies. At December 31, 2006, there were 324 thousand stock options outstanding in connection with these plans, with option prices ranging from $22.62 to $29.54.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants awarded in 2006, 2005 and 2004, respectively:

	For the Years Ended December 31,
	2006	2005	2004
Assumptions:
Risk-free interest rate	4.6%	4.1%	3.5%
Dividend yield	3.8	3.5	3.0
Volatility factor	16.0	20.0	27.0
Weighted average expected life	6.5 yrs	6.5 yrs	6.0 yrs
Fair value of options per share	$5.58	$6.52	$8.22

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

BB&T recorded $58 million in equity-based compensation and $22 million as an income tax benefit in connection with this compensation expense during 2006. The amount of equity-based compensation recorded during 2005 and 2004 was not material. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $46 million, $53 million and $59 million, respectively. The total grant date fair value of options that vested during 2006 was $32 million. As of December 31, 2006, there was $107 million of unrecognized compensation costs related to BB&T’s equity-based awards that is expected to be recognized over a weighted-average life of 3.3 years.

The following table details the activity during 2006 related to stock options awarded by BB&T:

	For the Year Ended December 31, 2006
	Shares	Wtd. Avg. Exercise Price
Outstanding at beginning of period	34,825,984	$34.32
Issued in purchase transactions	674,129	27.95
Granted	4,302,610	39.74
Exercised	(3,234,334)	28.70
Forfeited or expired	(887,912)	37.16

Outstanding at end of period	35,680,477	35.30

Exercisable at end of period	19,971,698	33.35

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize information about BB&T’s stock option awards as of December 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding 12/31/06	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number Exercisable 12/31/06	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
$ 10.01 to $ 15.00	185,728	2.4	yrs	$12.51	185,728	2.4	yrs	$12.51
15.01 to 25.00	2,969,501	2.8		22.77	2,969,501	2.8		22.77
25.01 to 35.00	6,974,838	5.0		31.83	5,074,436	4.6		31.49
35.01 to 45.00	25,464,111	7.0		37.84	11,655,734	5.6		37.07
45.01 to 53.10	86,299	2.8		49.32	86,299	2.8		49.32

	35,680,477	6.2		35.30	19,971,698	4.9		33.35

	Options Expected to Vest
Range of Exercise Prices	Number Outstanding 12/31/06	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
$ 10.01 to $ 15.00	185,728	2.4	yrs	$12.51
15.01 to 25.00	2,969,501	2.8		22.77
25.01 to 35.00	6,700,021	5.0		31.79
35.01 to 45.00	23,088,041	6.9		37.76
45.01 to 53.10	86,299	2.8		49.32

	33,029,590	6.1		35.09

The aggregate intrinsic value of options outstanding, options exercisable and options expected to vest at December 31, 2006, was $308 million, $211 million and $292 million, respectively.

The following table details the activity during 2006 related to restricted shares and restricted share units awarded by BB&T:

	For the Year Ended December 31, 2006
	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested at beginning of period	263,001	$40.27
Granted	2,325,012	31.23
Vested	(37,960)	30.94
Forfeited	(120,001)	32.16

Nonvested at end of period	2,430,052	32.15

At December 31, 2006, BB&T’s restricted shares and restricted share units had a weighted-average life of 4.1 years. At December 31, 2006, management estimates that 2.1 million restricted shares and restricted share units will vest over a weighted-average life of 4.1 years.

Share Repurchase Activity

        During the years ended December 31, 2006, 2005 and 2004, BB&T repurchased 22.3 million, 12.0 million shares, and 11.3 million shares of common stock, respectively. At December 31, 2006, BB&T was authorized to repurchase 51.1 million shares under the June 27, 2006, Board of Directors’ authorization.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    Accumulated Other Comprehensive Income (Loss)

The balances in accumulated other comprehensive loss as of December 31, 2006 and 2005 are shown in the following tables:

Accumulated Other Comprehensive Loss

December 31, 2006

	Before-Tax Amount	Tax Benefit	After-Tax Amount
	(Dollars in millions)
Unrealized net losses on securities available for sale	$(391)	$(142)	$(249)
Unrecognized net pension and postretirement costs	(180)	(70)	(110)

Total	$(571)	$(212)	$(359)

Accumulated Other Comprehensive Loss

December 31, 2005

	Before-Tax Amount	Tax Benefit	After-Tax Amount
	(Dollars in millions)
Unrealized net losses on securities available for sale	$(533)	$(195)	$(338)
Unrealized net losses on cash flow hedges	(22)	(9)	(13)
Minimum pension liability	(8)	(3)	(5)

Total	$(563)	$(207)	$(356)

Note 13.    Income Taxes

The provision for income taxes comprised the following:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Current expense:
Federal	$668	$637	$420
State	42	41	40
Foreign	115	109	104

Total current expense	825	787	564
Deferred expense (benefit):
Federal	115	32	188
State	5	(6)	12

Total deferred expense	120	26	200

Provision for income taxes	$945	$813	$764

Securities transactions resulted in income tax (benefit) expense of $(27 million), $(159 thousand), and $2 million related to securities gains (losses) for the years ended December 31, 2006, 2005 and 2004, respectively. The foreign income tax expense is related to income generated on assets controlled by a foreign subsidiary of Branch Banking and Trust Company.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reasons for the difference between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to income before income taxes were as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Federal income taxes at statutory rate of 35%	$866	$863	$813
Increase (decrease) in provision for income taxes as a result of:
Addition to federal tax reserves principally related to leveraged lease transactions	141	21	6
State income taxes, net of Federal tax benefit	31	22	34
Tax exempt income	(62)	(61)	(61)
Other, net	(31)	(32)	(28)

Provision for income taxes	$945	$813	$764

Effective income tax rate	38.2%	33.0%	32.9%

BB&T has entered into certain transactions that have favorable tax treatment. These transactions include loans and investments that produce tax-exempt income, reducing BB&T’s effective tax rate from the statutory rate. On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. In this regard, during 2006 BB&T determined that it was appropriate to record additional tax reserves principally related to leveraged lease transactions.

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax assets (liabilities) included in other liabilities on the “Consolidated Balance Sheets” were:

	December 31,
	2006	2005
	(Dollars in millions)
Deferred tax assets:
Allowance for loan and lease losses	$335	$311
Unrealized loss on securities available for sale	142	195
Postretirement plans	70	3
Other	84	95

Total deferred tax assets	631	604

Deferred tax liabilities:
Lease financing	(1,228)	(1,128)
Prepaid pension plan expense	(71)	(2)
Loan fees & expenses	(70)	(51)
Identifiable intangible assets	(113)	(128)
Loan servicing rights	(135)	(115)
Unamortized FHLB loan prepayment fees	(174)	(220)
Other	(68)	(101)

Total deferred tax liabilities	(1,859)	(1,745)

Net deferred tax liabilities	$(1,228)	$(1,141)

On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. Accordingly, the results of these examinations may alter the timing or amount of taxable income or

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deductions or the allocation of income among tax jurisdictions. In this regard, the Internal Revenue Service (“IRS”) disallowed certain deductions taken by BB&T on leveraged lease transactions during 1997-2002. In 2004, BB&T filed a lawsuit against the IRS to pursue a refund of amounts assessed by the IRS related to a leveraged lease transaction entered into during 1997. On January 4, 2007, the United States Middle District Court of North Carolina issued a summary judgment in favor of the IRS related to BB&T’s lawsuit. Based on a review of the summary judgment by BB&T’s counsel, BB&T’s management disagrees with the decision and currently intends to appeal the matter to the United States Appeals Court for the Fourth Circuit, based in Richmond, Virginia.

Due to the timing of the District Court’s ruling and its potential impact on BB&T’s other leveraged lease transactions, BB&T recorded $139 million in additional reserves in the fourth quarter of 2006 and paid $1.2 billion to the IRS during the first quarter of 2007. This payment represented the total tax and interest due on these transactions for all open years. The tax paid relates to differences in the timing of income recognition and deductions for income tax purposes for which deferred taxes had been previously provided.

Management has consulted with outside counsel and continues to believe that BB&T’s treatment of its leveraged lease transactions was appropriate and in compliance with the tax laws and regulations applicable to the years examined and intends to continue to pursue legal remedies related to this issue.

NOTE 14.    Benefit Plans

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

The following table summarizes expenses (income) relating to employee retirement plans:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Defined benefit plans	$50	$43	$41
Defined contribution and ESOP plans	67	59	55
Postretirement benefit plans	(1)	(3)	9
Other	20	11	11

Total expense related to retirement benefit plans	$136	$110	$116

Defined Benefit Retirement Plans

BB&T provides a defined benefit retirement plan qualified under the Internal Revenue Code that covers substantially all employees. Benefits are based on years of service, age at retirement and the employee’s compensation during the five highest consecutive years of earnings within the last ten years of employment.

In addition, supplemental retirement benefits are provided to certain key officers under supplemental defined benefit executive retirement plans, which are not qualified under the Internal Revenue Code. Although technically unfunded plans, a Rabbi Trust and insurance policies on the lives of the certain covered employees are available to finance future benefits.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are the significant actuarial assumptions that were used to determine net periodic pension costs:

	December 31,
	2006	2005
Actuarial Assumptions
Weighted average assumed discount rate	5.75%	5.75%
Weighted average expected long-term rate of return on plan assets	8.00	8.00
Assumed rate of annual compensation increases	4.00	4.00

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

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Net Periodic Pension Cost
Service cost	$65	$58	$53
Interest cost	65	58	55
Estimated return on plan assets	(92)	(80)	(72)
Net amortization and other	12	7	5

Net periodic pension cost	$50	$43	$41

The following are the significant actuarial assumptions that were used to determine benefit obligations:

	December 31,
	2006	2005
Actuarial Assumptions
Weighted average assumed discount rate	6.00%	5.75%
Assumed rate of annual compensation increases	4.50	4.00

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2006	2005	2006	2005
	(Dollars in millions)
Change in Projected Benefit Obligation
Projected benefit obligation, January 1,	$1,009	$940	$112	$108
Service cost	61	54	4	4
Interest cost	58	53	7	6
Actuarial (gain) loss	26	(1)	8	(1)
Benefits paid	(37)	(37)	(5)	(5)
Adjustments for plans of acquired entities	—	—	1	—

Projected benefit obligation, December 31,	$1,117	$1,009	$127	$112

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2006	2005	2006	2005
	(Dollars in millions)
Change in Plan Assets
Fair value of plan assets, January 1,	$1,030	$991	$—	$—
Actual return on plan assets	141	46	—	—
Employer contributions	314	30	5	5
Benefits paid	(37)	(37)	(5)	(5)

Fair value of plan assets, December 31,	1,448	1,030	—	—

Funded status at end of year	$331	$21	$(127)	$(112)

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2006	2005	2006	2005
	(Dollars in millions)
Reconciliation of Funded Status to Net Amount Recognized
Funded status	$331	$21	$(127)	$(112)
Unrecognized prior service cost (credit)	—	(17)	—	1
Unrecognized net actuarial loss (gain)	—	235	—	26
Additional minimum liability	—	—	—	(8)

Net amount recognized	$331	$239	$(127)	$(93)

	Qualified Pension Plan		Nonqualified Pension Plans
	Years Ended December 31,		Years Ended December 31,
	2006	2005	2006	2005
	(Dollars in millions)
Pre-Tax Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Prior service credit (cost)	$13	$—	$—	$—
Net actuarial (loss) gain	(198)	—	(32)	—
Additional minimum liability	—	—	—	(8)

Net amount recognized	$(185)	$—	$(32)	$(8)

The expected amortization of unrecognized prior service credit and unrecognized net losses for the qualified plan and nonqualified plans that are expected to be amortized from accumulated other comprehensive income (loss) into net periodic pension cost during 2007 are reflected in the following table.

	Qualified Pension Plan	Nonqualified Pension Plans
	(Dollars in millions)
Expected Amortization for 2007
Prior service cost (credit)	$(4)	$—
Net actuarial loss (gain)	5	2

Net amount to be amortized in 2007	$1	$2

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for the qualified plans totaled $930 million and $875 million at December 31, 2006 and 2005, respectively. For the nonqualified plans, the accumulated benefit obligation totaled $100 million and $92 million at December 31, 2006 and 2005, respectively.

Employer contributions to the qualified pension plan are in amounts between the minimum required for funding standard accounts and the maximum amount deductible for federal income tax purposes. Management is not required to make a contribution to the qualified pension plan during 2007; however, management may make additional contributions in 2007 if determined appropriate. For the nonqualified plans the employer contributions are based on benefit payments. The following table reflects the estimated benefit payments reflecting expected future service for the next five years and for the years 2012 through 2016:

Estimated Benefit Payments	Qualified Pension Plan	Nonqualified Pension Plans
	(Dollars in millions)
2007	$35	$5
2008	37	5
2009	40	6
2010	43	7
2011	47	8
2012-2016	332	47

BB&T’s primary total return objective is to achieve returns that, over the long term, will fund retirement liabilities and provide for the desired plan benefits in a manner that satisfies the fiduciary requirements of the Employers’ Retirement Income Security Act. The plan assets have a long-term, indefinite time horizon that runs concurrent with the average life expectancy of the participants. As such, the Plan can assume a time horizon that extends well beyond a full market cycle, and can assume an above-average level of risk, as measured by the standard deviation of annual return. It is expected, however, that both professional investment management and sufficient portfolio diversification will smooth volatility and help to generate a reasonable consistency of return. The investments are broadly diversified among economic sector, industry, quality and size in order to reduce risk and to produce incremental return. Within approved guidelines and restrictions, investment managers have wide discretion over the timing and selection of individual investments.

BB&T periodically reviews its asset allocation and investment policy and during 2006 made changes to its target asset allocation. BB&T has established guidelines within each asset category to ensure the appropriate balance of risk and reward. The current target asset allocations for the plan assets include a range of 35% to 45% for U.S. equity securities, 7% to 13% for international equity securities, 20% to 30% for fixed income securities, and 10% to 30% for alternative investments, which include real estate, hedge funds, private equities and commodities, with any remainder to be held in cash equivalents. As of December 31, 2006, the allocation of plan assets for the defined benefit pension plans, by asset category, was 54% in U.S equity securities, 10% in international equity securities, 32% in fixed income securities and 4% in cash and cash equivalents. As of December 31, 2006, the plan assets were still in the process of being rebalanced to align with the recently approved investment policy.

The target asset allocations for the plan assets as of December 31, 2005 were a range of 40% to 80% for equity securities, 20% to 60% for debt securities, with any remainder to be held in cash equivalents. As of December 31, 2005, the allocation of plan assets for the defined benefit pension plans, by asset category, was 59% in equity securities, 37% in fixed income securities and 4% in cash and cash equivalents.

The plan assets included 995 thousand shares valued at $44 million and 964 thousand shares valued at $40 million of BB&T common stock at December 31, 2006 and 2005, respectively.

Postretirement Benefits Other than Pension

BB&T provides certain postretirement benefits. These benefits provide covered employees a subsidy for purchasing health care and life insurance. During 2004, BB&T changed its postretirement benefit to eliminate the

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidy for those employees retiring after December 31, 2004. BB&T also reduced the subsidy paid to employees who retired on or before December 31, 2004, were age 55 years or older, and had at least ten years of service. For those employees, the subsidy is based upon years of service of the employee at the time of retirement. The effect of the change in subsidy has been accounted for as a plan amendment and reduced the projected benefit obligation by $96 million, which is being amortized as a reduction of benefit costs over approximately 17 years. Employer contributions to the plan are based on benefit payments.

The estimated benefit payments for other postretirement benefits are $6 million, $5 million, $5 million, $5 million and $4 million for the next five years and $15 million for the years 2012 through 2016.

The following are the significant actuarial assumptions that were used to determine postretirement benefit plans other than pension costs and obligations:

	December 31,
	2006	2005
Actuarial Assumptions
Weighted average assumed discount rate	5.75%	5.50%
Medical trend rate—initial year	5.00	5.00
Medical trend rate—ultimate	5.00	5.00

The following tables set forth the components of the retiree benefit plan and the amounts recognized in the consolidated financial statements at December 31, 2006, 2005 and 2004 using a measurement date for actuarial calculations of December 31. Because of the change in subsidy to the plan effective in 2004, management does not believe that any subsidy that may be provided by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 would be material. Therefore, no subsidy has been included in the actuarial calculation.

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in millions)
Net Periodic Postretirement Benefit (Income) Cost:
Service cost	$—	$—	$3
Interest cost	2	1	6
Amortization and other	(3)	(4)	—

Total expense (income)	$(1)	$(3)	$9

	Years Ended December 31,
	2006	2005
	(Dollars in millions)
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$23	$26
Interest cost	2	1
Plan participants’ contributions	9	7
Actuarial loss (gain)	27	3
Benefits paid	(17)	(14)

Projected benefit obligation at end of year	$44	$23

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2006	2005
	(Dollars in millions)
Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	8	7
Plan participants’ contributions	9	7
Benefits paid	(17)	(14)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(44)	$(23)

	Years Ended December 31,
	2006	2005
	(Dollars in millions)
Reconciliation of Funded Status to Net Amount Recognized
Funded status	$(44)	$(23)
Unrecognized prior service cost	—	(83)
Unrecognized net actuarial (gain) loss	—	17

Net amount recognized	$(44)	$(89)

	Years Ended December 31,
	2006	2005
	(Dollars in millions)
Pre-Tax Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
Prior service cost	$77	$—
Net actuarial gain (loss)	(41)	—

Net amount recognized	$36	$—

The expected amortization of unrecognized prior service cost and unrecognized net gain for the other postretirement benefit obligations that are expected to be amortized from accumulated other comprehensive income (loss) into net periodic postretirement cost during 2007 are $2 million and $(5 million), respectively.

The following table provides the impact that changes in the assumed health care trend rate would have on the net periodic cost of the postretirement plan and the accumulated benefit obligation.

	December 31, 2006
	1% Increase	1% Decrease
Impact of a 1% change in assumed health care cost on:
Service and interest costs	1.4%	(1.3)%
Accumulated postretirement benefit obligation	1.3	(1.2)

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The incremental effect on BB&T’s balance sheet of applying the provision of SFAS No. 158 related to BB&T’s pension and other postretirement benefit plans is detailed in the following schedule:

Incremental Affect of Applying FASB No. 158

On Individual Line Items in the Balance Sheet

December 31, 2006

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
	(Dollars in Millions)
Other assets	$5,925	$(185)	$5,740
Total assets	121,536	(185)	121,351
Accounts Payable and other liabilities	4,721	(77)	4,644
Total liabilities	109,683	(77)	109,606
Accumulated other comprehensive loss	(251)	(108)	(359)
Total shareholders’ equity	11,853	(108)	11,745
Total liabilities and shareholders’ equity	121,536	(185)	121,351

Defined Contribution Plans

BB&T offers a 401(k) Savings Plan and other defined contribution plans that permit employees with more than 90 days of service to contribute from 1% to 25% of their cash compensation. Effective, January 1, 2007, BB&T increased the maximum contribution rate from 25% to 50% of an employee’s cash compensation. For full-time employees who are 21 years of age or older with one year or more of service, BB&T makes matching contributions of up to 6% of the employee’s compensation. BB&T’s contribution to the 401(k) Savings Plan and nonqualified defined contribution plans totaled $65 million, $57 million and $53 million for the years ended December 31, 2006, 2005 and 2004, respectively. BB&T also offers defined contribution plans to certain employees of subsidiaries who do not participate in the 401(k) Savings Plan.

Other

There are various other employment contracts, deferred compensation arrangements and covenants not to compete with selected members of management and certain retirees.

Note 15.    Commitments and Contingencies

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

	Contract or Notional Amount at December 31,
	2006	2005
	(Dollars in millions)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend, originate or purchase credit	$32,978	$28,129
Standby letters of credit and financial guarantees written	3,185	2,716
Commercial letters of credit	37	36
Financial instruments whose notional or contract amounts exceed the amount of credit risk:
Derivative financial instruments	23,097	23,680
Commitments to fund low income housing investments	183	172
Mortgage loans sold with recourse	214	276

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments to extend, originate or purchase credit are primarily lines of credit to businesses and consumers and have specified rates and maturity dates. Many of these commitments also have adverse change clauses, which allow BB&T to cancel the commitment due to deterioration in the borrowers’ creditworthiness.

Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. As of December 31, 2006, BB&T had issued $3.2 billion in such guarantees. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary.

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

Merger and acquisition agreements of businesses other than financial institutions occasionally include additional incentives to the acquired entities to offset the loss of future cash flows previously received through ownership positions. Typically, these incentives are based on the acquired entity’s contribution to BB&T’s earnings compared to agreed-upon amounts. When offered, these incentives are typically issued for terms of three to five years. As certain provisions of these agreements do not specify dollar limitations, it is not possible to quantify the maximum exposure resulting from these agreements.

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

BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities, and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. Branch Bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund affordable housing investments totaled $183 million and $172 million at December 31, 2006 and 2005, respectively.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    Regulatory Requirements and Other Restrictions

Branch Bank is required by the Board of Governors of the Federal Reserve System to maintain reserve balances in the form of vault cash or deposits with the Federal Reserve Bank based on specified percentages of certain deposit types, subject to various adjustments. At December 31, 2006, the net reserve requirement amounted to $477 million.

Branch Bank is subject to laws and regulations that limit the amount of dividends it can pay. In addition, both BB&T and Branch Bank are subject to various regulatory restrictions relating to the payment of dividends, including requirements to maintain capital at or above regulatory minimums, and to remain “well-capitalized” under the prompt corrective action regulations. BB&T does not expect that any of these laws, regulations or policies will materially affect the ability of Branch Bank to pay dividends. At December 31, 2006, subject to restrictions imposed by state law, the Board of Directors of Branch Bank could have declared dividends from its retained earnings up to $3.1 billion; however, to remain well-capitalized under federal guidelines, Branch Bank would have limited total additional dividends to $1.1 billion.

BB&T is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on BB&T’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of BB&T’s assets, liabilities and certain off-balance-sheet items calculated pursuant to regulatory directives. BB&T’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. BB&T is in full compliance with these requirements. Banking regulations also identify five capital categories for insured depository institutions: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At December 31, 2006 and 2005, BB&T and Branch Bank were classified as “well capitalized”.

Quantitative measures established by regulation to ensure capital adequacy require BB&T to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average tangible assets (leverage ratio).

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides summary information regarding regulatory capital for BB&T and its significant banking subsidiaries as of December 31, 2006 and 2005:

	December 31, 2006			December 31, 2005
	Actual Capital		Minimum Capital Requirement	Actual Capital		Minimum Capital Requirement
	Ratio	Amount		Ratio	Amount
	(Dollars in millions)
Tier 1 Capital
BB&T	9.0%	$8,226	$3,639	9.3%	$7,454	$3,216
Branch Bank	9.2	8,075	3,505	9.4	5,594	2,389
BB&T—SC (1)				10.6	561	212
BB&T—VA (1)				11.6	1,584	545
Total Capital
BB&T	14.3	13,016	7,279	14.4	11,611	6,431
Branch Bank	11.3	9,872	7,010	10.7	6,409	4,778
BB&T—SC (1)				11.9	628	423
BB&T—VA (1)				12.5	1,699	1,090
Leverage Capital
BB&T	7.2	8,226	4,560	7.2	7,454	4,150
Branch Bank	7.3	8,075	3,310	7.3	5,594	2,287
BB&T—SC (1)				8.6	561	196
BB&T—VA (1)				7.6	1,584	624

(1)	BB&T—SC and BB&T—VA were merged into Branch Bank on December 31, 2006.

As an approved seller/servicer, Branch Bank is required to maintain minimum levels of shareholders’ equity, as specified by various agencies, including the United States Department of Housing and Urban Development, Government National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. At December 31, 2006 and 2005, Branch Bank’s equity was above all required levels.

At December 31, 2006 and 2005, BB&T’s broker/dealer subsidiaries had segregated cash deposits totaling $153 million and $85 million, respectively. These deposits relate to monies held for the exclusive benefit of clients.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    Parent Company Financial Statements

Parent Company

Condensed Balance Sheets

December 31, 2006 and 2005

	2006	2005
	(Dollars in millions)
Assets
Cash and due from banks	$45	$43
Interest-bearing bank balances	2,086	1,944
Securities available for sale at fair value	34	7
Investment in banking subsidiaries	12,655	11,833
Investment in other subsidiaries	1,397	1,384

Total investments in subsidiaries	14,052	13,217

Advances to / receivables from banking subsidiaries	54	38
Advances to / receivables from other subsidiaries	1,734	1,006
Premises and equipment	5	4
Other assets	214	212

Total assets	$18,224	$16,471

Liabilities and Shareholders’ Equity
Short-term borrowed funds	$1,447	$1,056
Short-term borrowed funds due to subsidiaries	—	—
Dividends payable	228	207
Accounts payable and other liabilities	212	137
Long-term debt	3,285	3,326
Long-term debt due to subsidiaries	1,307	616

Total liabilities	6,479	5,342

Total shareholders’ equity	11,745	11,129

Total liabilities and shareholders’ equity	$18,224	$16,471

Parent Company

Condensed Income Statements

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in millions)
Income
Dividends from banking subsidiaries	$1,755	$1,380	$977
Dividends from other subsidiaries	5	18	11
Interest and other income from subsidiaries	140	79	32
Other income (loss)	2	4	—

Total income	1,902	1,481	1,020

Expenses
Interest expense	301	183	107
Other expenses	27	29	22

Total expenses	328	212	129

Income before income taxes and equity in undistributed earnings of subsidiaries	1,574	1,269	891
Income tax benefit	63	38	26

Income before equity in undistributed earnings of subsidiaries	1,637	1,307	917
Equity in undistributed earnings of subsidiaries in excess of (less than) dividends from subsidiaries	(109)	347	641

Net income	$1,528	$1,654	$1,558

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Company

Condensed Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in millions)
Cash Flows From Operating Activities:
Net income	$1,528	$1,654	$1,558
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries less than (in excess of) dividends from subsidiaries	109	(347)	(641)
Amortization of intangibles	2	2	—
Discount accretion and premium amortization	4	2	—
Loss on sales of securities	—	(4)	—
(Increase) decrease in other assets	(9)	28	30
Increase (decrease) in accounts payable and accrued liabilities	29	22	(12)
Other, net	2	—	—

Net cash provided by operating activities	1,665	1,357	935

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	14	7	3
Purchases of securities available for sale	(15)	—	—
Investment in subsidiaries	(61)	(25)	(19)
Advances to subsidiaries	(1,033)	(519)	(632)
Proceeds from repayment of advances to subsidiaries	307	393	160
Net cash paid in purchase accounting transactions	(15)	(93)	(210)

Net cash used in investing activities	(803)	(237)	(698)

Cash Flows From Financing Activities:
Net increase in long-term debt	599	416	600
Net increase (decrease) in short-term borrowed funds	391	146	(31)
Net decrease in advances from subsidiaries	—	(9)	(73)
Net proceeds from common stock issued	91	80	79
Redemption of common stock	(936)	(486)	(441)
Cash dividends paid on common stock	(863)	(801)	(739)

Net cash used in financing activities	(718)	(654)	(605)

Net Increase (Decrease) in Cash and Cash Equivalents	144	466	(368)
Cash and Cash Equivalents at Beginning of Year	1,987	1,521	1,889

Cash and Cash Equivalents at End of Year	$2,131	$1,987	$1,521

NOTE 18.    Disclosures about Fair Value of Financial Instruments

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following methods and assumptions were used by BB&T in estimating the fair value of its financial instruments:

Cash and cash equivalents and segregated cash due from banks: For these short-term instruments, the carrying amounts are a reasonable estimate of fair values.

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

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the carrying amounts and fair values of BB&T’s financial assets and liabilities:

	December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in millions)
Financial assets:
Cash and cash equivalents	$2,712	$2,712	$2,797	$2,797
Segregated cash due from banks	153	153	85	85
Trading securities	2,147	2,147	707	707
Securities available for sale	20,721	20,721	19,783	19,783
Derivative assets	135	135	96	96
Loans and leases, net of unearned income:
Loans (1)	81,342	81,002	72,932	72,728
Leases	2,249	NA	2,091	NA
Allowance for loan and lease losses	(888)	NA	(825)	NA

Net loans and leases	$82,703		$74,198

Financial liabilities:
Deposits	$80,971	77,696	$74,282	74,210
Federal funds purchased, securities sold under repurchase agreements and short-term borrowed funds	8,087	8,087	6,562	6,562
Derivative liabilities	180	180	107	107
Long-term debt	15,901	16,252	13,117	13,528
Capitalized leases	3	NA	2	NA

(1)	Includes loans held for sale.

NA—not applicable

The following is a summary of the notional or contractual amounts and fair values of BB&T’s off-balance sheet financial instruments and other commitments:

	December 31,
	2006		2005
	Notional/ Contract Amount	Fair Value	Notional/ Contract Amount	Fair Value
	(Dollars in millions)
Contractual commitments:
Commitments to extend, originate or purchase credit	$32,978	$50	$28,129	$41
Mortgage loans sold with recourse	214	1	276	1
Standby and commercial letters of credit and financial guarantees written	3,222	3	2,752	5
Commitments to fund affordable housing investments	183	161	172	152

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    Derivative Financial Instruments

The following tables set forth certain information concerning BB&T’s derivative financial instruments at December 31, 2006 and 2005:

Derivative Financial Instruments

	December 31, 2006		December 31, 2005
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
	(Dollars in millions)
Receive fixed swaps	$6,926	$(47)	$4,612	$(29)
Pay fixed swaps	4,332	3	2,798	26
Forward starting receive fixed swaps	1,011	(5)	740	(19)
Forward starting pay fixed swaps	95	1	—	—
Caps, floors and collars	2,059	8	2,427	(1)
Foreign exchange contracts	258	—	339	—
Futures contracts	2,364	1	15	—
Interest rate lock commitments	546	(1)	450	1
Forward commitments	1,217	2	740	(4)
Swaptions	1,145	3	6,394	—
When-issued securities and forward rate agreements	2,613	(5)	2,700	5
Options on contracts purchased and sold	257	—	2,455	10
Other swaps	274	(5)	10	—

Total	$23,097	$(45)	$23,680	$(11)

BB&T’s receive fixed swaps had weighted average receive rates of 4.93% and 4.74% and weighted average pay rates of 5.33% and 4.28% at December 31, 2006 and 2005, respectively. In addition, BB&T’s pay fixed swaps had weighted average receive rates of 5.24% and 4.29% and weighted average pay rates of 4.61% and 3.97% at December 31, 2006 and 2005, respectively.

The following tables disclose data with respect to BB&T’s derivative financial instrument classifications and hedging relationships:

Derivative Classifications and Hedging Relationships

	December 31, 2006			December 31, 2005
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Gain	Loss		Gain	Loss
	(Dollars in millions)
Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,119	$8	$(22)	$1,500	$—	$(18)
Hedging institutional certificates of deposits, other time deposits and federal funds purchased	750	—	—	1,250	—	—
Hedging medium term bank notes	1,925	20	—	1,500	26	—
Derivatives Designated as Fair Value Hedges:
Hedging business loans	—	—	—	3	—	—
Hedging long-term debt	3,900	50	(97)	3,400	32	(58)
Derivatives Not Designated as Hedges	14,403	57	(61)	16,027	38	(31)

Total	$23,097	$135	$(180)	$23,680	$96	$(107)

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006 and 2005, BB&T had designated notional values of $3.9 billion and $3.4 billion, respectively, of derivatives as fair value hedges. At December 31, 2006, fair value hedges reflected a net unrealized loss of $47 million, with instruments in a gain position reflecting a fair value of $50 million recorded in other assets and instruments in a loss position with a fair value of $97 million recorded in other liabilities. At December 31, 2005, derivatives designated as fair value hedges reflected a net unrealized loss of $26 million, composed of instruments in a gain position with a fair value of $32 million and instruments in a loss position with a fair value of $58 million. The impact on earnings resulting from fair value hedge ineffectiveness was a loss of $2 million during both 2006 and 2005. There was no impact on earnings during 2004 resulting from fair value hedge ineffectiveness.

At December 31, 2006 and 2005, BB&T had designated derivatives with notional values of $4.8 billion and $4.3 billion, respectively, as cash flow hedges. The instruments had a net estimated fair value of $6 million and $8 million at December 31, 2006 and 2005, respectively. The effect on earnings resulting from the ineffectiveness of cash flow hedges was not material for 2006, 2005 or 2004.

Accumulated other comprehensive income included $15 million and $22 million in unrecognized after-tax losses on interest rate swaps, floors and collars hedging variable interest payments on business loans at December 31, 2006 and 2005, respectively. These amounts included unrecognized after-tax gains on previously terminated swaps of $1 million at December 31, 2006 and unrecognized after-tax losses on previously terminated and de-designated swaps of $11 million at December 31, 2005. In addition, accumulated other comprehensive income included $15 million and $9 million in net unrecognized after-tax gains on interest rate swaps and caps hedging variable interest payments on federal funds purchased, institutional certificates of deposit, other time deposits, medium term bank notes and long term debt at December 31, 2006 and 2005, respectively. These amounts included unrecognized after-tax losses of $1 million and $8 million on interest rate caps at December 31, 2006 and 2005, respectively. BB&T’s floating rate business loans, federal funds purchased, institutional certificates of deposit, other time deposits, medium term bank notes and long term debt expose it to variability in cash flows for interest payments. The risk management objective for these assets and liabilities is to hedge the variability in the interest payments. This objective is met by entering into interest rate swaps, and interest rate collars and caps. Interest rate collars and caps fix the interest payments when interest rates on the hedged item exceed predetermined rates.

The estimated net amount in accumulated other comprehensive income at December 31, 2006 that is expected to be reclassified into earnings within the next 12 months is $3 million. The amount reclassified into earnings from other comprehensive income during 2006 was not material. During 2005 and 2004, BB&T reclassified into earnings from other comprehensive income after-tax net gains of $3 million and $42 million, respectively.

All of BB&T’s cash flow hedges are hedging exposure to variability in future cash flows for forecasted transactions related to the payment of variable interest on then existing financial instruments. The maximum length of time over which BB&T is hedging its exposure to the variability in future cash flows for forecasted transactions related to variable interest payments on existing financial instruments is 3.8 years.

BB&T also held $14.4 billion and $16.0 billion in notional value of derivatives not designated as hedges at December 31, 2006 and 2005, respectively. At December 31, 2006, these instruments were in a net loss position with a net estimated fair value of $4 million. At December 31, 2005, these instruments were in a net gain position with a net estimated fair value of $7 million. Changes in the fair value of these derivatives are reflected in current period earnings. Derivatives not designated as a hedge in the notional amounts of $6.1 billion and $11.3 billion have been entered into as risk management instruments for mortgage servicing rights and mortgage banking operations at December 31, 2006 and 2005, respectively. For mortgage loans originated for sale, BB&T is exposed to changes in market rates and conditions subsequent to the interest rate lock and funding date. BB&T’s economic hedge strategy related to its interest rate lock commitment derivatives and loans held for sale includes utilizing mortgage-based derivatives such as forward commitments and options in order to mitigate market risk. At December 31, 2006 and 2005, respectively, BB&T held derivatives not designated as hedges with notional

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts totaling $7.1 billion and $2.9 billion that have been entered into to facilitate transactions on behalf of BB&T’s clients. BB&T also held derivatives not designated as hedges with notional amounts totaling $1.2 billion and $1.8 billion at December 31, 2006 and 2005, respectively, as risk management instruments primarily related to capital markets activities and securities.

Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T’s maximum loss related to credit risk is equal to the gross fair value of its derivative instruments. BB&T deals only with derivative dealers that are national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. As of December 31, 2006 and 2005, BB&T had received cash collateral of approximately $17 million and $4 million, respectively. In addition, BB&T had posted collateral of $29 million and $1 million at December 31, 2006 and 2005, respectively. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivatives contracts at December 31, 2006 and 2005 was not material.

Note 20.    Computation of Earnings Per Share

The basic and diluted earnings per share calculations are presented in the following table:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Basic Earnings Per Share:
Net income	$1,528,470	$1,653,769	$1,558,375

Weighted average number of common shares outstanding during period	539,140,045	546,916,414	551,661,326

Basic earnings per share	$2.84	$3.02	$2.82

Diluted Earnings Per Share:
Net Income	$1,528,470	$1,653,769	$1,558,375
Weighted average number of common shares outstanding during period	539,140,045	546,916,414	551,661,326
Add:
Effect of dilutive outstanding options	4,750,467	4,463,190	4,379,707

Weighted average number of common shares, as adjusted	543,890,512	551,379,604	556,041,033

Net income	$2.81	$3.00	$2.80

For the years ended December 31, 2006, 2005 and 2004, respectively, the number of antidilutive options was 8.1 million, 99 thousand and 180 thousand.

NOTE 21.    Operating Segments

BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services, and Treasury. These operating segments have been identified based on BB&T’s organizational structure. The segments require unique technology and marketing strategies and offer different products and services. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

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

Late in 2006, management implemented several changes which affected segment reporting. Management realigned the Company’s organizational structure and removed the Sales Finance operations from the Banking Network. Management also elected to combine the Trust Services and Investment Banking and Brokerage segments into one reportable segment, which has been renamed Financial Services. The results for the Sales Finance, Banking Network and Financial Services segments have been restated for prior periods to reflect these changes.

Management also made several changes related to its allocation methodologies for internal funds transfer pricing, taxes, the economic provision for loan losses, the allocation of capital and certain allocations of intersegment referral fees. These changes primarily impacted the Banking Network and Treasury segments. In some cases the results for 2006 may not be comparable to prior periods presented, because management determined that it would be costly to reapply the new methodologies for allocating these amounts across all business segments for 2005 and 2004, with little corresponding benefit. In connection with the change in the internal funds transfer pricing methodology, management determined that it was more meaningful to reflect the funds transfer pricing offset in the Treasury segment and has restated the results for prior periods to reflect this decision. However, the methodology used to allocate funds transfer pricing for 2005 and 2004 was not updated as discussed above. Management also restated prior period results for the Residential Mortgage Banking segment to reflect a charge for a portion of the referral fees paid to the Banking Network segment for the origination and servicing of mortgage loans. Management believes these changes improve the financial reporting and performance evaluation of the Company’s various business segments.

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

The management accounting process uses various estimates and allocation methodologies to measure the performance of the operating segments. To determine financial performance for each segment, BB&T allocates capital, funding charges and credits, an economic provision for loan and lease losses, certain noninterest expenses and income tax provisions to each segment, as applicable. Also, to promote revenue growth and provide a basis for employee incentives, certain revenues of Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and other segments are reflected in the individual segment results and also allocated to the Banking Network. This double counting of revenue is reflected in intersegment net referral fees and eliminated to arrive at consolidated results. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically revised.

BB&T’s overall objective is to maximize shareholder value by optimizing return on equity and managing risk. Allocations of capital and the economic provision for loan and lease losses are designed to address this objective. Capital is assigned to each segment on an economic basis, using management’s assessment of the inherent risks associated with the segment. Capital allocations are made to cover the following risk categories: credit risk, liquidity risk, interest rate risk, option risk, basis risk, market risk and operational risk. Each segment is evaluated based on a risk-adjusted return on capital. Capital assignments are not equivalent to regulatory capital guidelines and the total amount assigned to all segments typically varies from total consolidated shareholders’ equity.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The economic provision for loan and lease losses is also allocated to the relevant segments based on management’s assessment of the segments’ risks as described above. Unlike the provision for loan and lease losses recorded pursuant to generally accepted accounting principles, the economic provision adjusts for the impact of expected credit losses over the effective lives of the related loans and leases. Any over or under allocated provision for loan and lease losses is reflected in Parent/Reconciling Items to arrive at consolidated results.

BB&T allocates expenses to the reportable segments based on various methodologies, including volume and amount of loans and deposits and the number of full-time equivalent employees. A portion of corporate overhead expense is not allocated, but is retained in corporate accounts and reflected as Parent/Reconciling Items in the accompanying tables. Income taxes are allocated to the various segments based on taxable income and statutory rates applicable to the segment.

BB&T utilizes a funds transfer pricing (“FTP”) system to eliminate the effect of interest rate risk from the segments’ net interest income because such risk is centrally managed within the Treasury segment. The FTP system credits or charges the segments with the economic value or cost of the funds the segments create or use. The FTP system provides a funds credit for sources of funds and a funds charge for the use of funds by each segment. The net FTP credit or charge, which includes intercompany interest income and expense, is reflected as net funds transfer pricing in the accompanying tables.

Banking Network

BB&T’s Banking Network serves individual and business clients by offering a variety of loan and deposit products and other financial services. The Banking Network is primarily responsible for serving client relationships, and, therefore, is credited with revenue from the Residential Mortgage Banking, Financial Services, Insurance Services, Specialized Lending, Sales Finance and other segments, which is reflected in net referral fees. Amortization and depreciation expense that has been allocated to the segment totaled $88 million, $83 million and $84 million for 2006, 2005 and 2004, respectively.

Residential Mortgage Banking

The Residential Mortgage Banking segment retains and services mortgage loans originated by the Banking Network as well as those purchased from various correspondent originators. Mortgage loan products include fixed- and adjustable-rate government and conventional loans for the purpose of constructing, purchasing or refinancing residential properties. Substantially all of the properties are owner occupied. BB&T generally retains the servicing rights to all loans sold. The Residential Mortgage Banking segment earns interest on loans held in the warehouse and portfolio, fee income from the origination and servicing of mortgage loans and recognizes gains or losses from the sale of mortgage loans. The Banking Network receives an intersegment referral fee for the origination of loans and servicing rights, with a portion of the corresponding charge incurred by the Residential Mortgage Banking segment and the remaining charge incurred in the corporate office, which is reflected as part of Parent/Reconciling Items in the accompanying tables. Amortization and depreciation expense that has been allocated to the segment totaled $1 million for 2006, 2005 and 2004.

Sales Finance

BB&T’s Sales Finance segment primarily originates loans to consumers for the purchase of automobiles. Such loans are originated on an indirect basis through approved franchised and independent automobile dealers throughout the BB&T market area and, to a lesser extent, states outside of BB&T’s traditional banking footprint. In addition, Sales Finance also provides financing to dealers for their inventories. The Banking Network receives an intersegment referral fee for servicing the loans originated by the Sales Finance segment with the corresponding charge remaining in the Sales Finance segment. Amortization and depreciation expense that has been allocated to the segment was not material for any of the years presented.

Specialized Lending

BB&T’s Specialized Lending segment consists of six wholly owned subsidiaries that provide specialty finance alternatives to consumers and businesses including: dealer-based financing of equipment for both small

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

businesses and consumers, equipment leasing, direct consumer finance, insurance premium finance, indirect sub-prime automobile finance, and full-service commercial mortgage banking. Bank clients as well as non-bank clients within and outside BB&T’s primary geographic market area are served by these companies. The Banking Network receives credit for referrals to these companies with the corresponding charge retained in the corporate office, which is reflected as part of Parent/Reconciling Items in the accompanying tables. Amortization and depreciation expense that has been allocated to the segment totaled $17 million, $14 million and $12 million for 2006, 2005 and 2004, respectively.

Insurance Services

BB&T operates the 7th largest insurance agency/brokerage network in the nation. BB&T Insurance Services provides property and casualty, life and health insurance to businesses and individuals. It also provides small business and corporate products, such as workers compensation and professional liability, as well as surety coverage and title insurance. The Banking Network receives credit for insurance commissions on referred accounts, with the corresponding charge retained in the corporate office, which is reflected as part of Parent/Reconciling Items in the accompanying tables. Amortization and depreciation expense that has been allocated to the segment totaled $13 million, $13 million and $10 million for 2006, 2005 and 2004, respectively.

Financial Services

BB&T’s Financial Services segment provides personal trust administration, estate planning, investment counseling, wealth management, asset management, employee benefits services, and corporate trust services to individuals, corporations, institutions, foundations and government entities. BB&T’s Financial Services segment also offers clients investment alternatives, including discount brokerage services, equities, fixed-rate and variable-rate annuities, mutual funds and governmental and municipal bonds through BB&T Investment Services, Inc., a subsidiary of Branch Bank. The Financial Services segment includes Scott & Stringfellow, Inc., a full-service brokerage and investment banking firm headquartered in Richmond, Virginia. Scott & Stringfellow provides services in retail brokerage, equity and debt underwriting, investment advice, corporate finance and equity research and facilitates the origination, trading and distribution of fixed-income securities and equity products in both the public and private capital markets. Scott & Stringfellow also has a public finance department that provides investment banking services, financial advisory services and municipal bond financing to a variety of regional taxable and tax-exempt issuers. Scott & Stringfellow’s investment banking and corporate and public finance areas do business as BB&T Capital Markets. The Banking Network receives an interoffice credit for referral fees, with the corresponding charge remaining in the corporate office, which is reflected as part of Parent/Reconciling Items in the accompanying tables. Amortization and depreciation expense that has been allocated to the segment totaled $10 million, $13 million and $7 million for 2006, 2005 and 2004, respectively.

Treasury

BB&T’s Treasury segment is responsible for the management of the securities portfolios, overall balance sheet funding and liquidity, and overall management of interest rate risk. Amortization and depreciation expense that has been allocated to the segment was not material for any of the years presented.

All Other

All Other segments represents operating entities that do not meet the quantitative or qualitative thresholds for disclosure.

Parent/Reconciling Items

Parent/Reconciling Items reflect corporate support functions that have not been allocated to the business segments, merger-related charges or credits that are incurred as part of acquisition and conversion of acquired entities, nonrecurring charges that are considered to be unusual in nature or infrequent and not reflective of the normal operations of the segments, and intercompany eliminations.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents selected financial information for BB&T’s reportable business segments for the years ended December 31, 2006, 2005 and 2004. A separate presentation of the results for 2006 has been provided based on management’s prior methodologies for allocating internal funds transfer pricing, taxes, the economic provision for loan losses, and the allocation of capital.

BB&T Corporation

Reportable Segments

For the Years Ended December 31, 2006, 2005 and 2004

	Banking Network			Residential Mortgage Banking			Sales Finance			Specialized Lending			Insurance Services
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(Dollars in millions)
Net interest income (expense)	$2,430	$2,249	$1,830	$895	$741	$702	$306	$259	$265	$494	$374	$322	$14	$8	$3
Net funds transfer pricing	899	1,183	1,144	(655)	(493)	(370)	(195)	(140)	(132)	(121)	(73)	(42)	(4)	3	1

Net interest income	3,329	3,432	2,974	240	248	332	111	119	133	373	301	280	10	11	4

Economic provision for loan and lease losses	145	215	218	9	9	9	21	27	28	137	103	92	—	—	—
Noninterest income	970	884	813	109	113	119	2	1	1	74	59	40	783	689	603
Intersegment net referral fees	223	215	210	(92)	(88)	(89)	(12)	—	—	—	—	—	—	—	—
Noninterest expense	1,412	1,280	1,261	53	51	47	23	27	26	163	139	127	624	528	440
Allocated corporate expenses	528	430	385	11	36	19	8	9	1	20	17	14	25	28	19

Income before income taxes	2,437	2,606	2,133	184	177	287	49	57	79	127	101	87	144	144	148
Provision for income taxes	905	861	702	72	56	92	18	18	26	47	31	25	55	56	58

Segment net income	$1,532	$1,745	$1,431	$112	$121	$195	$31	$39	$53	$80	$70	$62	$89	$88	$90

Identifiable segment assets (period end)	$56,658	$51,304	$47,456	$16,426	$14,661	$12,439	$5,486	$5,076	$4,975	$3,785	$2,968	$2,380	$1,046	$1,046	$888

	Financial Services			Treasury			All Other Segments (1)			Parent/Reconciling Items			Total BB&T Corporation
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(Dollars in millions)
Net interest income (expense)	$14	$12	$8	$(171)	$30	$302	$177	$147	$139	$(451)	$(295)	$(223)	$3,708	$3,525	$3,348
Net funds transfer pricing	10	2	6	(76)	(512)	(621)	(128)	(33)	(27)	270	63	41	—	—	—

Net interest income	24	14	14	(247)	(482)	(319)	49	114	112	(181)	(232)	(182)	3,708	3,525	3,348

Economic provision for loan and lease losses	—	—	—	1	—	—	1	2	2	(74)	(139)	(100)	240	217	249
Noninterest income	515	458	397	117	108	111	98	67	72	(147)	(53)	(37)	2,521	2,326	2,119
Intersegment net referral fees	7	6	4	—	—	—	10	6	2	(136)	(139)	(127)	—	—	—
Noninterest expense	471	404	341	11	7	6	85	58	49	674	673	599	3,516	3,167	2,896
Allocated corporate expenses	30	27	22	7	—	1	11	5	4	(640)	(552)	(465)	—	—	—

Income before income taxes	45	47	52	(149)	(381)	(215)	60	122	131	(424)	(406)	(380)	2,473	2,467	2,322
Provision for income taxes	17	15	19	(99)	(194)	(143)	5	32	38	(75)	(62)	(53)	945	813	764

Segment net income	$28	$32	$33	$(50)	$(187)	$(72)	$55	$90	$93	$(349)	$(344)	$(327)	$1,528	$1,654	$1,558

Identifiable segment assets (period end)	$1,763	$1,388	$950	$24,262	$22,024	$20,892	$4,249	$3,817	$3,338	$7,676	$6,886	$7,191	$121,351	$109,170	$100,509

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BB&T Corporation

Reportable Segments—Prior Methodology

For the Year Ended December 31, 2006

	Banking Network	Residential Mortgage Banking	Sales Finance	Specialized Lending	Insurance Services	Financial Services	Treasury	All Other Segments (1)	Parent/ Reconciling Items	Total BB&T Corporation
	(Dollars in millions)
Net interest income (expense)	$2,430	$895	$306	$494	$14	$14	$(171)	$177	$(451)	$3,708
Net funds transfer pricing	1,459	(629)	(188)	(122)	6	(1)	(595)	(50)	120	—

Net interest income	3,889	266	118	372	20	13	(766)	127	(331)	3,708

Economic provision for loan and lease losses	191	10	31	137	—	—	—	2	(131)	240
Noninterest income	970	109	2	74	783	515	117	98	(147)	2,521
Intersegment net referral fees	223	(92)	(12)	5	—	7	—	10	(141)	—
Noninterest expense	1,412	53	23	163	624	471	11	85	674	3,516
Allocated corporate expenses	528	11	8	20	25	30	7	11	(640)	—

Income before income taxes	2,951	209	46	131	154	34	(667)	137	(522)	2,473
Provision for income taxes	965	65	15	48	54	12	(300)	26	60	945

Segment net income	$1,986	$144	$31	$83	$100	$22	$(367)	$111	$(582)	$1,528

Identifiable segment assets (period end)	$56,658	$16,426	$5,486	$3,785	$1,046	$1,696	$24,262	$4,316	$7,676	$121,351

(1)	Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 27, 2007:

BB&T CORPORATION (Registrant)

By:	/s/ John A. Allison, IV
John A. Allison, IV Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of February 27, 2007:

/s/ John A. Allison, IV
John A. Allison, IV
Chairman of the Board and Chief Executive Officer

/s/ Christopher L. Henson
Christopher L. Henson
Senior Executive Vice President and
Chief Financial Officer

/s/ Edward D. Vest
Edward D. Vest
Executive Vice President and Corporate Controller

A Majority of the Directors of the Registrant are included.

/s/ Jennifer S. Banner
Jennifer S. Banner
Director

Anna R. Cablik
Director

/s/ Nelle R. Chilton
Nelle R. Chilton
Director

/s/ Ronald E. Deal
Ronald E. Deal
Director

/s/ Tom D. Efird
Tom D. Efird
Director

/s/ Barry J. Fitzpatrick
Barry J. Fitzpatrick
Director

/s/ L.Vincent Hackley, Ph.D.
L.Vincent Hackley, Ph.D.
Director

/s/ Jane P. Helm
Jane P. Helm
Director

/s/ John P. Howe, III, M.D.
John P. Howe III, M.D.
Director

/s/ James H. Maynard
James H. Maynard
Director

/s/ Albert O. McCauley
Albert O. McCauley
Director

/s/ J. Holmes Morrison
J. Holmes Morrison
Director

/s/ Nido R. Qubein
Nido R. Qubein
Director

/s/ E. Rhone Sasser
E. Rhone Sasser
Director

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Agreement and Plan of Reorganization dated as of July 29, 1994 and amended and restated as of October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Annex I of Form S-4 Registration Statement No. 33-56437.

2.2	Plan of Merger as of July 29, 1994 as amended and restated on October 22, 1994 between the Registrant and BB&T Financial Corporation.	Incorporated herein by reference to Annex II of Form S-4 Registration Statement No. 33-56437.

2.3	Agreement and Plan of Reorganization dated as of January 20, 2003 between the Registrant and First Virginia Banks, Inc.	Incorporated herein by reference to Appendix A of Form S-4 Registration Statement No. 333-103832.

3(i)	Amended and Restated Articles of Incorporation of the Registrant, as amended.	Incorporated herein by reference to Exhibit 3(i) of the Annual Report on Form 10-K, filed March 7, 2005.

3(ii)	Bylaws of the Registrant, as amended and restated December 12, 2006.	Incorporated herein by reference to Exhibit 3(ii) of the Current Report on Form 8-K, filed December 18, 2006.

4.1	Amended and Restated Articles of Incorporation of the Registrant related to Junior Participating Preferred Stock.	Incorporated herein by reference to Article IV of Exhibit 3(i).

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

Incorporated herein by reference to Exhibit 4(c) of Form S-3 Registration Statement No. 333-02899.

4.4	First Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of December 23, 2003.	Incorporated herein by reference to Exhibit 4 of the Current Report on Form 8-K, filed December 23, 2003.

4.5	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, Trustee, dated as of September 24, 2004.	Incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed September 27, 2004.

10.1*	BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan (amended and restated November 1, 2001).	Incorporated herein by reference to Exhibit 10(v) of the Annual Report on Form 10-K, filed March 15, 2002.

10.2*	2001 Declaration of Amendment to BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(y) of the Annual Report on Form 10-K, filed March 15, 2002.

10.3*	2004 Declaration of Amendment to BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(c) of the Annual Report on Form 10-K, filed March 7, 2005.

Exhibit No.	Description	Location

10.4*	2005 Declaration of Amendment to BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(e) of the Current Report on Form 8-K, filed February 28, 2005.

10.5*	2005 Declaration of Amendment No. 2 to BB&T Corporation Non-Employee Directors’ Deferred Compensation and Stock Option Plan.	Incorporated herein by reference to Exhibit 10(f) of the Current Report on Form 8-K, filed February 24, 2006.

10.6*	Form of Performance Unit Award Agreement for the BB&T Corporation 2004 Stock Incentive Plan.	Filed herewith.

10.7*	BB&T Corporation 1995 Omnibus Stock Incentive Plan (as amended and restated through February 25, 2003).	Incorporated herein by reference to Exhibit 99 of Form S-8 Registration Statement No. 333-116502.

10.8*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 1995 Omnibus Stock Incentive Plan, as amended and restated.	Incorporated herein by reference to Exhibit 10(b) of the Current Report on Form 8-K, filed February 28, 2005.

10.9*	BB&T Corporation 2004 Stock Incentive Plan.	Incorporated herein by reference to Exhibit 99 of Form S-8 Registration Statement No. 333-116488.

10.10*	Form of Non-Employee Director Nonqualified Stock Option Agreement for the BB&T Corporation 2004 Stock Incentive Plan.	Filed herewith.

10.11*	Form of Employee Nonqualified Stock Option Agreement for the BB&T Corporation 2004 Stock Incentive Plan.	Filed herewith.

10.12*	Form of Restricted Stock Unit Agreement for the Company’s 2004 Stock Incentive Plan.	Filed herewith.

10.13*	Form of Restricted Stock Unit Agreement (Performance Vesting Component) for the Company’s 2004 Stock Incentive Plan.	Filed herewith.

10.14*	BB&T Corporation Amended and Restated 1996 Short-term Incentive Plan.	Filed herewith.

10.15*	Southern National Deferred Compensation Plan for Key Executives including amendments.	Incorporated herein by reference to Exhibit 10(l) of the Annual Report on Form 10-K, filed March 7, 2005.

10.16*	Southern National Supplemental Executive Retirement Plan including amendments.	Incorporated herein by reference to Exhibit 10(m) of the Annual Report on Form 10-K, filed March 7, 2005.

10.17*	BB&T Corporation Supplemental Executive Retirement Plan.	Incorporated herein by reference to Exhibit 10(n) of the Annual Report on Form 10-K, filed March 7, 2005.

Exhibit No.	Description	Location

10.18*	BB&T Corporation Non-Qualified Defined Contribution Plan (amended and restated November 1, 2001).	Incorporated herein by reference to Exhibit 10(p) of the Annual Report on Form 10-K, filed March 15, 2002.

10.19*	BB&T Corporation Supplemental Defined Contribution Plan for Highly Compensated Employees (amended and restated effective November 1, 2001).	Incorporated herein by Reference to Exhibit 10 (n) of the Annual Report on Form 10-K, filed March 15, 2002.

10.20*	BB&T Corporation Non-Qualified Deferred Compensation Trust (amended and restated effective November 1, 2001).	Incorporated herein by reference to Exhibit 10(x) of the Annual Report on Form 10-K, filed March 15, 2002.

10.21*	2006 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and John A. Allison, IV.	Incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed December 18, 2006.

10.22*	2006 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Kelly S. King.	Incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed December 18, 2006.

10.23*	Employment Agreement, dated October 29, 2004, by and among BB&T Corporation, Branch Banking and Trust Co. and Ricky K. Brown.	Incorporated herein by reference to Exhibit 99.2 of the Current Report on Form 8-K filed November 1, 2004.

10.24*	2006 Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and W. Kendall Chalk.	Incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K, filed December 18, 2006.

10.25*	Employment Agreement, dated November 10, 2003, by and among BB&T Corporation, Branch Banking and Trust Co. and Barbara F. Duck.	Incorporated herein by reference to Exhibit 10(af) of the Annual Report on Form 10-K, filed March 8, 2004.

10.26*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Donna C. Goodrich.	Filed herewith.

10.27*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Robert E. Greene.	Incorporated by reference to Exhibit 10(ab) of the Quarterly Report on Form 10-Q, filed May 13, 2002.

10.28*	Employment Agreement, dated October 29, 2004, by and among BB&T Corporation, Branch Banking and Trust Co. and Christopher L. Henson.	Incorporated herein by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed November 1, 2004.

10.29*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and Clarke R. Starnes, III.	Filed herewith.

10.30*	Employment Agreement, dated November 10, 2003, by and among BB&T Corporation, Branch Banking and Trust Co. and Steven B. Wiggs.	Incorporated herein by reference to Exhibit 10(ag) of the Annual Report on Form 10-K, filed March 8, 2004.

10.31*	Amended and Restated Employment Agreement by and among BB&T Corporation, Branch Banking and Trust Co. and C. Leon Wilson, III.	Incorporated herein by reference to Exhibit 10(ag) of the Quarterly Report on Form 10-Q, filed May 13, 2002.

Exhibit No.	Description	Location

10.32*	Death Benefit Only Plan, dated April 23, 1990, by and between Branch Banking and Trust Company (as successor to Southern National Bank of North Carolina) and L. Glenn Orr, Jr.	Incorporated herein by reference to Registration Statement No. 33-33984.

10.33*	Settlement and Non-Compete Agreement, dated February 28, 1995, by and between BB&T Corporation (as successor to Southern National Corporation) and L. Glenn Orr, Jr.	Incorporated herein by reference to Exhibit 10(b) of Form S-4 Registration Statement No. 33-56437.

10.34*	Settlement and Noncompetition Agreement, dated July 1, 1997, by and between BB&T Corporation and E. Rhone Sasser.	Incorporated herein by reference to Exhibit 10(af) of the Annual Report on Form 10-K, filed March 7, 2005.

10.35*	Employment Agreement, dated January 20, 2003, by and between Branch Banking and Trust Co. of Virginia and Barry J. Fitzpatrick.	Incorporated herein by reference to Exhibit 10(ae) of the Annual Report on Form 10-K, filed March 8, 2004.

10.36*	Special Pay Agreement, dated January 20, 2003, by and between First Virginia Banks, Inc. and Barry J. Fitzpatrick.	Incorporated herein by reference to Exhibit 10(ah) of the Annual Report on Form 10-K, filed March 8, 2004.

10.37*	First Virginia Banks, Inc. 1983 Directors’ Deferred Compensation Plan; First Virginia Banks, Inc. 1986 Directors’ Deferred Compensation Plan (and amendments thereto).	Incorporated herein by reference to Exhibit 10(ai) of the Annual Report on Form 10-K, filed March 8, 2004.

10.38*	First Virginia Banks, Inc. Key Employee Salary Reduction Deferred Compensation Plan; First Virginia Banks, Inc. 1986 Key Employee Salary Reduction Deferred Compensation Plan.	Incorporated herein by reference to Exhibit 10(aj) of the Annual Report on Form 10-K, filed March 8, 2004.

10.39*	Form of Non-Employee Director Restricted Stock Unit Agreement for the BB&T Corporation 2004 Stock Incentive Plan.	Filed herewith.

11	Statement re computation of earnings per share.	Filed herewith as Note 20 to the consolidated financial statements.

12	Statement re computation of ratios.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

22	Proxy Statement for the 2007 Annual Meeting of Shareholders.	Future filing incorporated herein by reference pursuant to General Instruction G(3).

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management compensatory plan or arrangement.