Form 10-Q
period 2007-03-31
BB&T CORP
filed 2007-05-04
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended:

March 31, 2007

Commission file number: 1-10853

BB&T CORPORATION
(exact name of registrant as specified in its charter)

North Carolina	56-0939887
(State of Incorporation)	(I.R.S. Employer Identification No.)

200 West Second Street	27101
Winston-Salem, North Carolina	(Zip Code)
(Address of Principal Executive Offices)

(336) 733-2000
(Registrant’s Telephone Number, Including Area Code)

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

At April 30, 2007, 542,563,530 shares of the registrant’s common stock, $5 par value, were outstanding.

BB&T CORPORATION

FORM 10-Q

March 31, 2007

BB&T Corporation           Page 1          First Quarter 2007 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data)

	March 31,	December 31,
	2007	2006

Assets
Cash and due from banks	$1,714	$2,024
Interest-bearing deposits with banks	413	435
Federal funds sold and securities purchased under resale agreements
or similar arrangements	267	253
Segregated cash due from banks	108	153
Trading securities at fair value	906	2,147
Securities available for sale at fair value	20,898	20,721
Loans held for sale	672	680
Loans and leases, net of unearned income	84,648	82,911
Allowance for loan and lease losses	(896)	(888)
Loans and leases, net	83,752	82,023

Premises and equipment, net of accumulated depreciation	1,431	1,410
Goodwill	4,860	4,827
Core deposit and other intangible assets	479	454
Residential mortgage servicing rights at fair value	494	484
Other assets	5,700	5,740
Total assets	$121,694	$121,351

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$13,533	$13,393
Interest checking	1,288	1,333
Other client deposits	34,657	34,062
Client certificates of deposit	25,322	24,987
Other interest-bearing deposits	5,039	7,196
Total deposits	79,839	80,971
Federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	6,770	8,087
Long-term debt	19,936	15,904
Accounts payable and other liabilities	3,499	4,644
Total liabilities	110,044	109,606
Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $5 par, 5,000,000 shares authorized, none issued or
outstanding at March 31, 2007, or at December 31, 2006	-	-
Common stock, $5 par, 1,000,000,000 shares authorized;
542,415,919 issued and outstanding at March 31, 2007, and
541,475,305 issued and outstanding at December 31, 2006	2,712	2,707
Additional paid-in capital	2,862	2,801
Retained earnings	6,364	6,596
Accumulated other comprehensive loss, net of deferred income
taxes of $(179) at March 31, 2007, and $(212) at December 31, 2006	(288)	(359)
Total shareholders' equity	11,650	11,745
Total liabilities and shareholders' equity	$121,694	$121,351

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 2          First Quarter 2007 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data)

	For the Three Months Ended March 31,

	2007	2006
Interest Income
Interest and fees on loans and leases	$1,613	$1,333
Interest and dividends on securities	268	216
Interest on short-term investments	10	7
Total interest income	1,891	1,556

Interest Expense
Interest on deposits	647	439
Interest on federal funds purchased, securities sold under
repurchase agreements and short-term borrowed funds	87	65
Interest on long-term debt	212	155
Total interest expense	946	659

Net Interest Income	945	897
Provision for credit losses	71	47

Net Interest Income After Provision for Credit Losses	874	850
Noninterest Income
Insurance commissions	197	176
Service charges on deposits	138	131
Investment banking and brokerage fees and commissions	82	81
Other nondeposit fees and commissions	43	38
Checkcard fees	41	35
Trust income	40	37
Mortgage banking income	30	32
Bankcard fees and merchant discounts	30	29
Securities losses, net	(11)	-
Income from bank-owned life insurance	28	22
Other income	34	27
Total noninterest income	652	608
Noninterest Expense
Personnel expense	524	514
Occupancy and equipment expense	116	108
Amortization of intangibles	25	25
Professional services	31	26
Merger-related and restructuring charges (gains), net	6	(3)
Loan processing expenses	26	23
Other expenses	155	126
Total noninterest expense	883	819
Earnings
Income before income taxes	643	639
Provision for income taxes	222	208
Net income	$421	$431

Per Common Share
Net income:
Basic	$.78	$.80
Diluted	$.77	$.79
Cash dividends paid	$.42	$.38

Weighted Average Shares Outstanding
Basic	541,850,632	539,952,669
Diluted	547,229,662	543,435,830

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 3          First Quarter 2007 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)
(Dollars in millions, except per share data)

					Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid -In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2006	543,102,080	$2,715	$2,819	$5,951	$(356)	$11,129
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	431	-	431
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $(64)	-	-	-	-	(112)	(112)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax	-	-	-	-	-	-
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	(112)	(112)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $2	-	-	-	-	3	3
Change in minimum pension liability, net of tax	-	-	-	-	1	1
Total comprehensive income (loss)	-	-	-	431	(108)	323

Common stock issued:
In purchase acquisitions	189,045	1	7	-	-	8
In connection with stock option exercises
and other employee benefits, net of cancellations	604,371	3	13	-	-	16
Redemption of common stock	(8,307,403)	(42)	(292)	-	-	(334)
Cash dividends declared on common stock, $.38 per share	-	-	-	(203)	-	(203)
Other, net	-	-	31	-	-	31
Balance, March 31, 2006	535,588,093	$2,677	$2,578	$6,179	$(464)	$10,970

Balance, January 1, 2007	541,475,305	$2,707	$2,801	$6,596	$(359)	$11,745
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	421	-	421
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $28	-	-	-	-	64	64
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $4	-	-	-	-	7	7
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	71	71
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $1	-	-	-	-	1	1
Change in pension liability, net of tax	-	-	-	-	(1)	(1)
Total comprehensive income (loss)	-	-	-	421	71	492

Common stock issued:
In connection with stock option exercises
and other employee benefits, net of cancellations	940,614	5	20	-	-	25
Cash dividends declared on common stock, $.42 per share	-	-	-	(228)	-	(228)
Cumulative effect of adoption of FIN 48	-	-	-	(119)	-	(119)
Cumulative effect of adoption of FSP FAS 13-2	-	-	-	(306)	-	(306)
Other, net	-	-	41	-	-	41
Balance, March 31, 2007	542,415,919	$2,712	$2,862	$6,364	$(288)	$11,650

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation           Page 4          First Quarter 2007 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Three Months Ended
	March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$421	$431
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	71	47
Depreciation	44	43
Amortization of intangibles	25	25
Equity-based compensation	28	27
Discount accretion and premium amortization on long-term debt, net	31	30
Discount accretion and premium amortization on securities, net	-	9
Net decrease (increase) in trading account securities	1,241	(32)
Loss on sales of securities, net	11	-
Gain on sales of loans and mortgage loan servicing rights, net	(19)	(15)
Gain on disposals of premises and equipment, net	(3)	(30)
Proceeds from sales of loans held for sale	1,498	1,097
Originations and purchases of loans held for sale, net of principal collected	(1,566)	(925)
Decrease (increase) in other assets, net	41	(142)
Decrease in accounts payable and other liabilities, net	(1,152)	(12)
Decrease in segregated cash due from banks	45	11
Other, net	1	-
Net cash provided by operating activities	717	564

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	830	9
Proceeds from maturities, calls and paydowns of securities available for sale	1,286	382
Purchases of securities available for sale	(2,200)	(205)
Leases made to customers	(43)	(64)
Principal collected on leases	52	48
Originations and purchases of loans, net of principal collected	(903)	(1,350)
Net cash paid in business combinations	(14)	(34)
Proceeds from disposals of premises and equipment	11	80
Purchases of premises and equipment	(66)	(54)
Proceeds from sales of foreclosed property or other real estate held for sale	21	28
Net cash used in investing activities	(1,026)	(1,160)

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(1,132)	1,283
Net decrease in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	(2,686)	(204)
Proceeds from issuance of long-term debt	4,000	3
Repayment of long-term debt	(1)	(120)
Net proceeds from common stock issued	25	16
Redemption of common stock	-	(334)
Cash dividends paid on common stock	(228)	(207)
Excess tax benefit from equity-based awards	13	4
Net cash (used in) provided by financing activities	(9)	441

Net Decrease in Cash and Cash Equivalents	(318)	(155)
Cash and Cash Equivalents at Beginning of Period	2,712	2,797
Cash and Cash Equivalents at End of Period	$2,394	$2,642

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$890	$625
Income taxes	1,317	83
Noncash investing and financing activities:
Transfers of loans to foreclosed property	16	12
Transfers of fixed assets to other real estate owned	2	2
Common stock issued in business combinations	-	8

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

BB&T Corporation           Page 5          First Quarter 2007 10-Q

BB&T CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1. Basis of Presentation

     General

          In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), present fairly, in all material respects, BB&T’s financial position at March 31, 2007 and December 31, 2006; BB&T’s results of operations for the three months ended March 31, 2007 and 2006; and BB&T’s cash flows for the three months ended March 31, 2007 and 2006. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All adjustments during the first three months of 2007 and 2006 were of a normal recurring nature.

          These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T’s 2006 Annual Report on Form 10-K should be referred to in connection with these unaudited interim consolidated financial statements.

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

BB&T Corporation           Page 6          First Quarter 2007 10-Q

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

          BB&T is involved in creating a series of secondary marketing trusts, which are qualified special purpose entities, for the purpose of selling interests in municipal securities to third parties at short-term tax-exempt rates. The trusts purchase fixed-rate, longer-term highly rated municipal bonds by issuing puttable floating-rate certificates and inverse floating-rate certificates. BB&T purchases the inverse floating-rate certificates, which are categorized as trading securities on the Consolidated Balance Sheet. BB&T also provides liquidity support to the trusts in order to support the remarketing of the floating-rate certificates.

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

BB&T Corporation           Page 7          First Quarter 2007 10-Q

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

     Changes in Accounting Principles and Effects of New Accounting Pronouncements

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction”, (“FSP FAS 13-2”), which amends Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” FSP FAS 13-2 requires an entity to recalculate the allocation of income for a leveraged lease transaction from the inception of the lease if, during the lease term, the projected timing of the income tax cash flows generated by the transaction is revised, even if the total amount of income tax cash flows is not affected. The provisions of FSP FAS 13-2 were effective for fiscal years beginning after December 15, 2006. BB&T has entered into leveraged lease transactions in prior years that required recalculation because the timing of the income tax cash flows changed. BB&T adopted FSP FAS 13-2 effective January 1, 2007. Upon adoption, BB&T recorded a charge to retained earnings of $306 million as a cumulative effect of a change in accounting principle. This charge to retained earnings only pertains to the timing of income recognition and will be recognized as a component of net income over the remaining lives of the respective leases.

          In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. FIN 48 also requires additional disclosures related to an entity’s accounting for uncertain tax positions. FIN 48 was effective for fiscal years beginning after December 15, 2006. BB&T adopted FIN 48 effective January 1, 2007. Upon adoption, BB&T recorded a charge to retained earnings of $119 million as a cumulative effect of a change in accounting principle. Additional disclosures required by FIN 48 are included in Note 12 to the consolidated financial statements.

BB&T Corporation           Page 8          First Quarter 2007 10-Q

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require assets or liabilities to be measured at fair value, but will apply to other accounting pronouncements that require or permit the use of fair value for recognition or disclosure. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that SFAS No. 157 may have on BB&T’s consolidated financial statements.

          In September 2006, the FASB reached a consensus on Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-4”). In March 2007, the FASB reached a consensus on EITF Issue 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF Issue 06-10”). Both of these standards require a company to recognize an obligation over an employee’s service period based upon the substantive agreement with an employee such as the promise to maintain a life insurance policy or provide a death benefit. These standards are effective for fiscal years beginning after December 15, 2007. Management is currently evaluating the effect that EITF Issue 06-4 and EITF Issue 06-10 may have on BB&T’s consolidated financial statements.

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

BB&T Corporation           Page 9          First Quarter 2007 10-Q

NOTE 2. Business Combinations and Intangible Assets

     Acquisitions

          On January 2, 2007, BB&T completed the acquisition of AFCO Credit Corporation and its Canadian affiliate, CAFO, Inc (collectively, “AFCO”). In conjunction with this transaction, BB&T recorded $10 million in goodwill and $50 million in amortizing intangibles, which are related to broker relationships.

     Goodwill and Other Intangible Assets

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the three months ended March 31, 2007, is as follows:

	Goodwill Activity by Operating Segment
		Residential
	Banking	Mortgage	Sales	Specialized	Insurance	Financial	All
	Network	Banking	Finance	Lending	Services	Services	Other	Total
	(Dollars in millions)

Balance January 1, 2007	$3,785	$7	$93	$52	$690	$174	$26	$4,827
Acquisition	-	-	-	10	-	-	-	10
Contingent consideration	-	-	-	-	21	6	-	27
Divestiture	-	-	-	-	(8)	-	-	(8)
Other adjustments	4	-	-	-	-	-	-	4
Balance March 31, 2007	$3,789	$7	$93	$62	$703	$180	$26	$4,860

          The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

			Identifiable Intangible Assets
	As of March 31, 2007			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
			(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$413	$(247)	$166	$413	$(235)	$178
Other (1)	521	(208)	313	471	(195)	276

Totals	$934	$(455)	$479	$884	$(430)	$454

(1) Other identifiable intangibles are primarily composed of customer relationship intangibles.

BB&T Corporation           Page 10          First Quarter 2007 10-Q

NOTE 3. Securities

          The amortized cost and approximate fair values of securities available for sale were as follows:

	March 31, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in millions)
Securities available for sale:
U.S. Treasury securities	$84	$-	$-	$84
U.S. government-sponsored entity securities	9,072	3	222	8,853
Mortgage-backed securities	8,699	36	115	8,620
States and political subdivisions	547	7	-	554
Equity and other securities	2,784	15	12	2,787

Total securities available for sale	$21,186	$61	$349	$20,898

	December 31, 2006
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in millions)
Securities available for sale:
U.S. Treasury securities	$84	$-	$1	$83
U.S. government-sponsored entity securities	9,324	2	290	9,036
Mortgage-backed securities	8,418	27	148	8,297
States and political subdivisions	563	9	1	571
Equity and other securities	2,723	26	15	2,734

Total securities available for sale	$21,112	$64	$455	$20,721

          On March 31, 2007, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of March 31, 2007, the unrealized losses on these securities totaled $343 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than changes in the underlying credit quality of the issuers. At March 31, 2007, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized any other-than-temporary impairment in connection with these securities during 2007.

BB&T Corporation           Page 11          First Quarter 2007 10-Q

          The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

	March 31, 2007
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in millions)
Securities:
U.S. Treasury securities	$1	$-	$45	$-	$46	$-
U.S. government-sponsored entity securities	781	2	7,535	220	8,316	222
Mortgage-backed securities	668	3	5,055	112	5,723	115
States and political subdivisions	-	-	29	-	29	-
Equity and other securities	498	1	588	11	1,086	12

Total temporarily impaired securities	$1,948	$6	$13,252	$343	$15,200	$349

	December 31, 2006
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in millions)
Securities:
U.S. Treasury securities	$9	$-	$42	$1	$51	$1
U.S. government-sponsored entity securities	475	3	8,324	287	8,799	290
Mortgage-backed securities	1,153	5	5,241	143	6,394	148
States and political subdivisions	1	-	39	1	40	1
Equity and other securities	651	2	601	13	1,252	15

Total temporarily impaired securities	$2,289	$10	$14,247	$445	$16,536	$455

NOTE 4. Merger-Related and Restructuring Activities

          BB&T has incurred certain merger-related and restructuring expenses, primarily in connection with business combinations. The following table presents the components of merger-related and restructuring charges included in noninterest expenses. This table includes increases to previously recorded merger-related accruals and period expenses for merger-related items that must be expensed as incurred. Items that are required to be expensed as incurred include certain expenses associated with systems conversions, data processing, training, and other costs.

Summary of Merger-Related and Restructuring Charges (Gains)

	For the Three Months
	Ended March 31,

	2007	2006
	(Dollars in millions)
Severance and personnel-related items	$4	$-
Occupancy and equipment	1	(3)
Other merger-related items	1	-
Total	$6	$(3)

BB&T Corporation           Page 12          First Quarter 2007 10-Q

          In conjunction with the consummation of an acquisition or restructuring activity and completion of other requirements, BB&T typically accrues certain merger-related and restructuring expenses related to estimated severance and other personnel-related costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The costs related to the acquired entity are accrued in accordance with the guidance in EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and generally recorded as adjustments to the purchase price unless they are required to be expensed as incurred. The costs related to existing BB&T facilities and personnel are recorded in accordance with the guidance in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” as appropriate, and reflected as merger-related and restructuring charges in the Consolidated Statements of Income. The following table presents a summary of BB&T’s merger accrual activity for 2007:

	Merger Accrual Activity
	(Dollars in millions)

		Merger-related
	Balance	and		Purchase	Balance
	January 1,	restructuring		price	March 31,
	2007	charges	Utilized	adjustments	2007

Severance and personnel-related items	$12	$4	$(3)	$-	$13
Occupancy and equipment	4	1	(2)	1	4
Other merger-related items	2	1	(1)	-	2
Total	$18	$6	$(6)	$1	$19

BB&T Corporation           Page 13          First Quarter 2007 10-Q

NOTE 5. Long-Term Debt

          Long-term debt is summarized as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in millions)
Parent Company
7.25% Subordinated Notes Due 2007	$250	$250
6.50% Subordinated Notes Due 2011 (1,3)	647	647
4.75% Subordinated Notes Due 2012 (1,3)	496	496
5.20% Subordinated Notes Due 2015 (1,3)	997	997
4.90% Subordinated Notes Due 2017 (1,3)	363	362
5.25% Subordinated Notes Due 2019 (1,3)	600	600

Branch Bank
Floating Rate Secured Borrowings Due 2007 (5)	1,500	1,500
Fixed Rate Secured Borrowings Due 2010 (6)	4,000	-
Floating Rate Senior Notes Due 2007	1,250	1,250
Floating Rate Senior Notes Due 2008	500	500
Floating Rate Senior Notes Due 2009	500	500
Floating Subordinated Notes Due 2016 (1)	350	350
4.875% Subordinated Notes Due 2013 (1,3)	249	249
5.625% Subordinated Notes Due 2016 (1)	399	399

Federal Home Loan Bank Advances to Branch Bank (4)
Varying maturities to 2027	6,594	6,564

Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035 (3)	514	514
6.75% BB&T Capital Trust II Securities Due 2036	598	598
Other Securities (7)	168	168

Other Long-Term Debt	5	5

Hedging Losses	(44)	(45)

Total Long-Term Debt	$19,936	$15,904

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.
(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.
(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At March 31, 2007, the effective rates paid on these borrowings ranged from 5.53% to 6.05%.
(4)	At March 31, 2007, the weighted average cost of these advances was 5.36% and the weighted average maturity was 9.2 years.
(5)	This borrowing is secured primarily by automobile loans and has a variable rate based on LIBOR.
(6)	This borrowing is secured by automobile and mortgage loans. The fixed rate was swapped to a floating rate based on LIBOR.
(7)	These securities were issued by companies acquired by BB&T. At March 31, 2007, the effective rate paid on these borrowings ranged from 7.09% to 10.07%. These securities have varying maturities through 2035.

BB&T Corporation           Page 14          First Quarter 2007 10-Q

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

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of March 31, 2007, BB&T had issued a total of $2.8 billion in standby letters of credit. The carrying amount of the liability for such guarantees was $5 million at March 31, 2007.

          A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, caps, floors, collars, financial forwards and futures contracts, swaptions, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage economic risk related to securities, business loans, mortgage servicing rights and mortgage banking operations, Federal funds purchased, other time deposits, long-term debt and institutional certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $40.2 billion and $23.1 billion at March 31, 2007 and December 31, 2006, respectively. These instruments were in a net loss position of $40 million and $45 million at March 31, 2007 and December 31, 2006, respectively.

          BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund affordable housing investments totaled $176 million and $183 million at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, BB&T’s maximum exposure to loss associated with these investments totaled $357 million.

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

BB&T Corporation           Page 15          First Quarter 2007 10-Q

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

NOTE 7. Benefit Plans

          BB&T provides various benefit plans to substantially all employees, including employees of acquired entities. Employees of acquired entities generally participate in existing BB&T plans after consummation of the business combinations. The plans of acquired institutions are typically merged into the BB&T plans after consummation of the mergers, and, under these circumstances, credit is usually given to these employees for years of service at the acquired institution for vesting and eligibility purposes. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006 for descriptions and disclosures about the various benefit plans offered by BB&T.

          The following tables summarize the components of net periodic benefit cost recognized for BB&T’s pension plans for the three month periods ended March 31, 2007 and 2006, respectively:

	Pension Plans
	Qualified		Nonqualified
	For the		For the
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$19	$15	$1	$1
Interest cost	17	14	2	2
Estimated return on plan assets	(29)	(22)	-	-
Amortization and other	-	3	1	-
Net periodic benefit cost	$7	$10	$4	$3

BB&T Corporation           Page 16          First Quarter 2007 10-Q

NOTE 8. Computation of Earnings per Share

          BB&T’s basic and diluted earnings per share amounts for the three month periods ended March 31, 2007 and 2006, respectively, were calculated as follows:

	For the Three Months
	Ended March 31,
	2007	2006
	(Dollars in millions,
	except per share data)
Basic Earnings Per Share:
Weighted average number of common shares	541,850,632	539,952,669
Net income	$421	$431
Basic earnings per share	$.78	$.80
Diluted Earnings Per Share:
Weighted average number of common shares	541,850,632	539,952,669
Add:
Effect of dilutive equity awards	5,379,030	3,483,161
Weighted average number of diluted common shares	547,229,662	543,435,830
Net income	$421	$431
Diluted earnings per share	$.77	$.79

          For the three months ended March 31, 2007 and 2006, respectively, the number of antidilutive awards was 4.4 million and 8.6 million shares.

NOTE 9. Comprehensive Income (Loss)

          The balances in accumulated other comprehensive loss for the periods indicated are shown in the following tables:

Accumulated Other Comprehensive Loss
March 31, 2007

		Tax
	Before-Tax	(Benefit)	After -Tax
	Amount	Liability	Amount
	(Dollars in millions)

Unrealized net losses on securities available for sale	$(288)	$(110)	$(178)
Unrecognized net pension and postretirement costs	(181)	(70)	(111)
Unrealized net gains on cash flow hedges	2	1	1
Total	$(467)	$(179)	$(288)

BB&T Corporation           Page 17          First Quarter 2007 10-Q

Accumulated Other Comprehensive Loss
December 31, 2006

	Before-Tax	Tax	After-Tax
	Amount	Benefit	Amount
	(Dollars in millions)

Unrealized net losses on securities available for sale	$(391)	$(142)	$(249)
Unrecognized net pension and postretirement costs	(180)	(70)	(110)
Total	$(571)	$(212)	$(359)

NOTE 10. Operating Segments

          BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based on BB&T’s organizational structure. The segments require unique technology and marketing strategies and offer different products and services. While BB&T is managed as an integrated organization, individual executive managers are held accountable for the operations of these business segments.

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

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, for a description of internal accounting policies and the basis of segmentation, including a description of the segments presented in the accompanying tables.

          The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation           Page 18          First Quarter 2007 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended March 31, 2007 and 2006

			Residential
	Banking Network		Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Net interest income (expense)	$572	$592	$242	$206	$87	$68	$163	$106	$4	$2
Net funds transfer pricing	255	208	(183)	(146)	(58)	(41)	(52)	(24)	(1)	-

Net interest income	827	800	59	60	29	27	111	82	3	2

Economic provision for loan and lease losses	36	35	2	2	5	4	43	31	-	-
Noninterest income	241	223	32	33	-	-	18	16	208	170
Intersegment net referral fees (expense)	54	54	(22)	(22)	(3)	(3)	-	-	-	-
Noninterest expense	357	335	15	13	6	6	49	36	154	154
Allocated corporate expenses	146	132	2	3	2	2	5	5	7	6

Income before income taxes	583	575	50	53	13	12	32	26	50	12

Provision for income taxes	211	208	18	19	5	4	12	10	19	5

Segment net income	$372	$367	$32	$34	$8	$8	$20	$16	$31	$7

Identifiable segment assets (period end)	$56,795	$51,728	$16,787	$15,230	$5,585	$4,984	$5,118	$3,152	$954	$1,001

	Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Net interest income (expense)	$7	$3	$(55)	$(29)	$31	$41	$(106)	$(92)	$945	$897
Net funds transfer pricing	2	4	(9)	(12)	(33)	(27)	79	38	-	-

Net interest income	9	7	(64)	(41)	(2)	14	(27)	(54)	945	897

Economic provision for loan and lease losses	-	-	-	1	-	-	(15)	(26)	71	47
Noninterest income	125	129	12	21	21	28	(5)	(12)	652	608
Intersegment net referral fees	3	2	-	-	-	2	(32)	(33)	-	-
Noninterest expense	118	113	2	3	23	19	159	140	883	819
Allocated corporate expenses	8	8	1	1	3	2	(174)	(159)	-	-

Income (loss) before income taxes	11	17	(55)	(25)	(7)	23	(34)	(54)	643	639

Provision for income taxes	4	7	(32)	(20)	(7)	5	(8)	(30)	222	208

Segment net income (loss)	$7	$10	$(23)	$(5)	$-	$18	$(26)	$(24)	$421	$431

Identifiable segment assets (period end)	$1,775	$1,493	$23,254	$21,765	$3,906	$3,815	$7,520	$6,866	$121,694	$110,034

(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation           Page 19          First Quarter 2007 10-Q

NOTE 11. Equity-Based Compensation Plans

          BB&T has options, restricted shares and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan, the Non-Employee Directors’ Stock Option Plan, and plans assumed from acquired entities. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. As of March 31, 2007, the 2004 Plan is the only plan that has shares available for future grants. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, for further disclosures related to equity-based awards issued by BB&T.

          BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants awarded in the first three months of 2007.

Assumptions:
Risk-free interest rate	4.7%
Dividend yield	4.0
Volatility factor	14.0
Weighted average expected life	6.9	yrs
Fair value of options per share	$5.35

          BB&T measures the fair value of restricted shares based on the price of BB&T’s common stock on the grant date and the fair value of restricted share units based on the price of BB&T’s common stock on the grant date less the present value of expected dividends that are foregone during the vesting period.

          The following table details the activity during the first three months of 2007 related to stock options awarded by BB&T:

	For the Three Months Ended
	March 31, 2007
		Wtd. Avg.
		Exercise
	Shares	Price

Outstanding at beginning of period	35,680,477	$35.30
Granted	4,782,605	44.15
Exercised	(994,421)	27.74
Forfeited or expired	(141,252)	37.51
Outstanding at end of period	39,327,409	$36.56

Exercisable at end of period	23,263,208	$34.28

BB&T Corporation           Page 20          First Quarter 2007 10-Q

          The following table details the activity during the first three months of 2007 related to restricted shares and restricted share units awarded by BB&T:

	For the Three Months Ended
	March 31, 2007
		Wtd. Avg.
		Grant Date
	Shares	Fair Value
Nonvested at beginning of period	2,430,052	$32.15
Granted	1,794,220	34.60
Vested	(4,053)	31.19
Forfeited	(30,286)	32.13
Nonvested at end of period	4,189,933	$33.20

NOTE 12. Income Taxes

          The provision for income taxes totaled $222 million and $208 million for the first quarter of 2007 and 2006, respectively. BB&T’s effective income tax rates for the first quarters of 2007 and 2006 were 34.5% and 32.6%, respectively. During the first quarter of 2007, BB&T recorded tax reserves of $14 million, primarily as a result of the adoption of FIN 48.

          As of January 1, 2007, BB&T had recorded $181 million of unrecognized federal and state tax benefits, which would have reduced the effective tax rate if recognized. In addition, the Company had $209 million in liabilities for tax-related interest and penalties recorded on its Consolidated Balance Sheets. Of this amount, $191 million was utilized during the first quarter of 2007. BB&T classifies interest and penalties related to income taxes as a component of the provision for income taxes in the Consolidated Statements of Income.

          As previously disclosed, BB&T paid $1.2 billion to the IRS during the first quarter of 2007 including $284 million in pre-tax interest that had been previously accrued. The tax paid relates to differences in the timing of income recognition and deductions for income tax purposes for which deferred taxes had been previously provided.

          Also during the first quarter of 2007 BB&T paid $50 million ($33 million net of federal benefit), including tax of $40 million and interest and penalties of $10 million in conjunction with an agreement with a state taxing authority. The agreement covered tax years through 2005 and also established the future filing methodology for that state taxing authority. These amounts were previously accrued.

          BB&T does not anticipate any other significant changes to its total unrecognized tax benefits within the next 12 months.

          The Internal Revenue Service (“IRS”) has completed its federal tax examinations through 2001 and is currently examining 2002-2005. The IRS has proposed no significant adjustments other than those related to leveraged lease transactions. Various years remain subject to examination by state taxing authorities.

Back to Index

BB&T Corporation           Page 21          First Quarter 2007 10-Q

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

Regulatory Considerations

          BB&T and its subsidiaries and affiliates are subject to numerous examinations by federal and state banking regulators, as well as the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and various state insurance and securities regulators. BB&T and its subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state insurance commissions and state attorneys general, securities regulators and other regulatory authorities, concerning their business practices. Such requests are considered incidental to the normal conduct of business. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional disclosures with respect to laws and regulations affecting the Company’s businesses.

BB&T Corporation           Page 22          First Quarter 2007 10-Q

Critical Accounting Policies

          The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses and reserve for unfunded lending commitments, valuation of mortgage servicing rights, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles are discussed in detail in Note 1 of the “Notes to Consolidated Financial Statements” in BB&T’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

BB&T Corporation           Page 23          First Quarter 2007 10-Q

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

BB&T Corporation           Page 24          First Quarter 2007 10-Q

     Income Taxes

           The calculation of BB&T’s income tax provision is complex and requires the use of estimates and judgments. As part of the Company’s analysis and implementation of business strategies, consideration is given to the tax laws and regulations that apply to the specific facts and circumstances for any tax position under evaluation. For tax positions that are uncertain in nature, management determines whether the tax position is more likely than not to be sustained upon examination. For tax positions that meet this threshold, management must estimate the amount of the tax benefit to recognize in the financial statements. Management closely monitors tax developments in order to evaluate the effect they may have on the Company’s overall tax position and the estimates and judgments utilized in determining the income tax provision and records adjustments as necessary.

Back to Index

EXECUTIVE SUMMARY

          BB&T’s total assets at March 31, 2007 were $121.7 billion, an increase of $343 million, or .3%, from December 31, 2006. The asset category that experienced the largest increase was loans and leases, including loans held for sale, which grew $1.7 billion, or 2.1%, during the first three months of 2007.

          Total deposits at March 31, 2007, were $79.8 billion, a decrease of $1.1 billion, or 1.4%, from December 31, 2006. Long-term debt increased $4.0 billion, or 25.4%, and shorter-term borrowings decreased $1.3 billion, or 16.3%, during the first three months of 2007. Total shareholders’ equity decreased $95 million compared to December 31, 2006.

          Consolidated net income for the first quarter of 2007 totaled $421 million, a decrease of 2.3% compared to $431 million earned during the first quarter of 2006. On a diluted per share basis, earnings for the three months ended March 31, 2007 were $.77, compared to $.79 for the same period in 2006, a decrease of 2.5%. BB&T’s results of operations for the first quarter of 2007 produced an annualized return on average assets of 1.41% and an annualized return on average shareholders’ equity of 14.81% compared to prior year ratios of 1.60% and 15.72%, respectively.

          Results during the first quarter of 2007 reflect solid combined loan and deposit growth, growth in noninterest income, and continued excellent asset quality. BB&T’s net interest margin declined nine basis points during the first quarter of 2007 compared to the fourth quarter of 2006 primarily related to leveraged leases. This includes additional funding cost that resulted from a payment to the Internal Revenue Service and changes to the income recognition on leveraged leases that resulted from the adoption of FSP FAS 13-2. Noninterest expense decreased during the first quarter of 2007 compared to the fourth quarter of 2006 generating positive operating leverage.

          On January 2, 2007, BB&T Corporation completed its acquisition of insurance premium finance company AFCO Credit Corporation and its Canadian affiliate, CAFO, Inc (collectively, “AFCO”). The acquisition is expected to significantly strengthen BB&T’s insurance premium finance franchise in the United States, as well as provide entry into Canada – a first for BB&T.

BB&T Corporation           Page 25          First Quarter 2007 10-Q

          On May 1, 2007, BB&T completed its merger with Coastal Financial Corporation (“Coastal”), a bank holding company headquartered in Myrtle Beach, South Carolina. At the time of the announcement in December 2006, Coastal had $1.7 billion in assets and operated 17 branches in the Myrtle Beach area of South Carolina and seven branches in the Wilmington area of North Carolina. Shareholders of Coastal received .385 of a share of BB&T common stock in exchange for each share of Coastal common stock.

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the first quarter of 2007 are further discussed in the following sections.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

Securities

          Securities available for sale totaled $20.9 billion at March 31, 2007, an increase of $177 million, or .9%, compared with December 31, 2006. Securities available for sale had net unrealized losses, net of deferred income taxes, of $178 million and $249 million at March 31, 2007 and December 31, 2006, respectively. Trading securities totaled $906 million, down $1.2 billion, or 57.8%, compared to the balance at December 31, 2006. The majority of the decline in the trading portfolio was the result of a $1.1 billion purchase of municipal securities executed late in 2006, which matured in the early part of 2007. BB&T’s trading portfolio can fluctuate significantly from period to period based on market conditions, which affect the timing of purchases and sales of securities classified as trading.

          Average total securities for the first quarter of 2007 totaled $21.9 billion, an increase of $917 million, or 4.4%, compared to the average balance during the first quarter of 2006. The increase in securities was the result of a combination of factors, including an increase in funds allocated to the securities portfolio as a result of the acquisitions of Main Street and First Citizens.

          The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the first quarter of 2007 was 5.06%, which represents an increase of 67 basis points compared to the annualized yield earned during the first quarter of 2006. The fluctuations in the annualized FTE yield on the average securities portfolio were primarily the result of changes in the overall composition of the securities portfolio with a higher percentage of higher-yielding mortgage-backed securities and other higher-yielding securities, which primarily consist of privately-issued mortgage-backed securities.

          On March 31, 2007, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of March 31, 2007, the unrealized losses on these securities totaled $343 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than changes in the underlying credit quality of the issuers. At March 31, 2007, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized any other-than-temporary impairment in connection with these securities.

BB&T Corporation           Page 26          First Quarter 2007 10-Q

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the first quarter of 2007, average total loans were $84.9 billion, an increase of $9.5 billion, or 12.5%, compared to the same period in 2006.

          The following tables present the composition of average loans and leases for the three months ended March 31, 2007 and 2006:

	Table 1
	Composition of Average Loans and Leases

	For the Three Months Ended
	March 31, 2007		March 31, 2006
	Balance	% of total	Balance	% of total
		(Dollars in millions)

Commercial loans and leases	$41,122	48.4%	$36,898	49.0%
Direct retail loans	15,272	18.0	14,498	19.2
Sales finance loans	5,734	6.8	5,216	6.9
Revolving credit loans	1,387	1.6	1,317	1.7
Consumer loans	22,393	26.4	21,031	27.8
Mortgage loans	16,481	19.4	14,665	19.4
Specialized lending loans	4,898	5.8	2,849	3.8

Total average loans and leases	$84,894	100.0%	$75,443	100.0%

          The slight fluctuation in the mix of the loan portfolio during the first quarter of 2007 compared to the same period of 2006 was primarily due to increased growth in the specialized lending portfolio, which grew at a faster pace than the consumer portfolio. The slower growth in the consumer portfolio was the result of decreased demand for home equity loans. The growth in loans generated by the specialized lending group was aided by the acquisition of AFCO, which added approximately $1.2 billion in loans, and strong internal loan growth.

          The annualized FTE yields on commercial, consumer, mortgage and specialized lending subsidiary loans for the first three months of 2007 were 7.89%, 7.51%, 5.90%, and 13.62%, respectively, resulting in an annualized yield on the total loan portfolio of 7.73%. This reflects an increase of 54 basis points in the annualized yield on the total loan portfolio during the first three months of 2007 in comparison to the same period in 2006. This increase in the FTE yield on the loan portfolio was primarily the result of the repricing of variable-rate loans and fixed-rate loans with lower yields maturing and being replaced with higher-yielding loans and leases. The prime rate, which is the basis for pricing many commercial and consumer loans, was 8.25% at March 31, 2007, compared to 7.75% at March 31, 2006. The rise in short-term interest rates, however, was not matched by a similar rise in long-term interest rates. Therefore, mortgage rates, which are influenced by long-term interest rates in the marketplace, increased at a slower pace than other categories of loans compared to last year. In addition, the FTE yield on the total loan portfolio was positively affected by a change in the mix of loans, with a higher percentage of higher-yielding specialized lending loans in 2007 compared to 2006.

BB&T Corporation           Page 27          First Quarter 2007 10-Q

Other Interest Earning Assets

          Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $267 million at March 31, 2007, an increase of $14 million, or 5.5%, compared to December 31, 2006. Interest-bearing deposits with banks decreased $22 million, or 5.1%, compared to year-end 2006. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest-earning assets was 4.96% for the first quarter of 2007, compared to 3.76% for the same period in 2006. The higher yield was primarily the result of the increase in the Federal funds target rate.

Goodwill and Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $28 million from December 31, 2006 to March 31, 2007. The increase was due primarily to an increase in goodwill of $33 million, which resulted from the acquisition of AFCO and certain contingent payments related to prior acquisitions.

Deposits

          Client deposits generated through the BB&T branch network are the largest source of funds used to support asset growth. Deposits totaled $79.8 billion at March 31, 2007, a decrease of $1.1 billion, or 1.4%, from December 31, 2006. Average deposits for the first three months of 2007 increased $8.3 billion, or 11.2%, to $82.5 billion compared to the first three months of 2006. The categories of deposits with the highest average rates of growth were client certificates of deposit, which increased $5.2 billion, or 26.0%, and interest checking, which increased $300 million, or 15.7%. In addition, other client deposits, which include money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits, increased $2.7 billion, or 8.8%, for the first three months of 2007 compared to the same period in 2006. The increase in client certificates of deposit was primarily due to a decision by management during 2006 to more aggressively pursue these types of funding sources to provide for strong loan growth and to fuel organic growth initiatives.

BB&T Corporation           Page 28          First Quarter 2007 10-Q

          The following table presents the composition of average deposits for the three months ended March 31, 2007 and 2006:

Table 2
Composition of Average Deposits

	For the Three Months Ended
	March 31, 2007		March 31, 2006
	Balance	% of total	Balance	% of total
	(Dollars in millions)

Noninterest-bearing deposits	$12,946	15.7%	$12,852	17.3%
Interest checking	2,206	2.7	1,906	2.6
Other client deposits	33,393	40.4	30,687	41.4
Client certificates of deposit	25,076	30.4	19,897	26.8
Total client deposits	73,621	89.2	65,342	88.1
Other interest-bearing deposits	8,902	10.8	8,857	11.9

Total average deposits	$82,523	100.0%	$74,199	100.0%

          The change in deposit mix is primarily due to a shift from lower yielding products, such as noninterest-bearing accounts and money rate savings accounts, to higher yielding certificates of deposit as clients continue to migrate towards these products due to the higher rate environment. This also reflects management’s decision last year to more aggressively pursue retail deposits through BB&T’s branch delivery network, which reduces the Corporation’s reliance on other interest-bearing deposits, which consists of negotiable certificates of deposit and Eurodollar deposits.

          For the first three months of 2007, the annualized average rate paid on total interest-bearing deposits was 3.77%, an increase of 87 basis points compared to the first three months of 2006. The increase in the average rate paid on interest-bearing deposits resulted primarily from the higher interest rate environment that existed during the first three months of 2007 compared to 2006, competition in the pricing of deposit products and a shift in the deposit mix to higher yield products.

Borrowings

          While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses shorter-term borrowings as a supplementary funding source for loan growth. Shorter-term borrowings utilized by BB&T include federal funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, and short-term bank notes. At March 31, 2007, shorter-term borrowings totaled $6.8 billion, a decrease of $1.3 billion, or 16.3%, compared to December 31, 2006. The decrease in these funds compared to December 31, 2006 was primarily due to an increase in long term funding, which was used to replace a portion of these borrowings.

          The average annualized rate paid on shorter-term borrowed funds was 4.61% for the first three months of 2007, an increase of 66 basis points from the average rate of 3.95% paid during the comparable period of 2006. The higher rates paid on shorter-term borrowed funds were primarily the result of the increases in the Federal funds rate over the same time periods.

BB&T Corporation           Page 29          First Quarter 2007 10-Q

          BB&T also utilizes long-term debt for a variety of funding needs, including the repurchase of common stock and to supplement levels of regulatory capital. Long-term debt consists of FHLB advances to BB&T’s banking subsidiary, corporate subordinated notes, senior and subordinated notes issued by BB&T’s banking subsidiary, junior subordinated debentures issued by BB&T and certain private borrowings by BB&T’s banking subsidiary. Long-term debt totaled $19.9 billion at March 31, 2007, an increase of $4.0 billion from the balance at December 31, 2006. The increase primarily resulted from a $4.0 billion fixed-rate private financing by BB&T’s banking subsidiary that matures in 2010. The fixed interest rate on this borrowing was swapped to a floating rate during the first quarter of 2007.

          The average annualized rate paid on long-term debt for the first quarter of 2007 was 5.32%, an increase of 55 basis points compared to the first quarter of 2006. The increase in the cost of long-term funds resulted because a portion of BB&T’s long-term borrowings were either issued as floating rate instruments or BB&T elected to swap their long-term fixed rates to floating.

Asset Quality

          BB&T’s credit quality remains excellent. Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $367 million at March 31, 2007, compared to $349 million at December 31, 2006. As a percentage of loans and leases plus foreclosed property, nonperforming assets were .43% at March 31, 2007 and .42% at December 31, 2006. Loans 90 days or more past due and still accruing interest totaled $103 million at March 31, 2007, compared to $102 million at year-end 2006.

          BB&T’s net charge-offs totaled $61 million for the first quarter of 2007 and amounted to .29% of average loans and leases, on an annualized basis, compared to $48 million, or ..26% of average loans and leases, on an annualized basis, in the corresponding period in 2006.

          The allowance for credit losses, which totaled $901 million and $888 million at March 31, 2007 and December 31, 2006, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses totaled $896 million at March 31, 2007, compared to $888 million at December 31, 2006. This amounted to 1.05% of loans and leases outstanding at March 31, 2007, compared to 1.06% at year-end 2006.

BB&T Corporation           Page 30          First Quarter 2007 10-Q

          Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

Table 3 - 1
Asset Quality Analysis

	For the Three Months Ended
	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$888	$884	$871	$833	$830
Allowance for acquired (sold) loans, net	3	(1)	6	25	4
Provision for credit losses	71	73	62	58	47
Charge-offs
Commercial loans and leases	(10)	(15)	(10)	(7)	(5)
Direct retail loans	(12)	(13)	(12)	(12)	(11)
Sales finance loans	(6)	(5)	(5)	(5)	(6)
Revolving credit loans	(12)	(12)	(11)	(11)	(11)
Mortgage loans	(1)	(2)	(1)	(1)	(2)
Specialized lending	(41)	(36)	(31)	(26)	(27)
Total charge-offs	(82)	(83)	(70)	(62)	(62)
Recoveries
Commercial loans and leases	8	3	4	5	3
Direct retail loans	4	3	3	3	3
Sales finance loans	2	2	2	2	2
Revolving credit loans	3	3	3	3	2
Mortgage loans	-	-	-	1	-
Specialized lending	4	4	3	3	4
Total recoveries	21	15	15	17	14
Net charge-offs	(61)	(68)	(55)	(45)	(48)
Ending balance	$901	$888	$884	$871	$833
Nonperforming Assets
Nonaccrual loans and leases
Commercial loans and leases	$148	$129	$124	$126	$110
Direct retail loans	43	39	38	39	42
Sales finance loans	1	2	2	3	3
Mortgage loans	51	53	50	47	50
Specialized lending	33	37	31	24	26
Total nonaccrual loans and leases	276	260	245	239	231
Foreclosed real estate	56	54	55	56	41
Other foreclosed property	35	35	30	24	23
Restructured loans	-	-	1	-	1
Total nonperforming assets	$367	$349	$331	$319	$296
Loans 90 days or more past due
and still accruing
Commercial loans and leases	$18	$14	$8	$19	$6
Direct retail loans	13	20	17	17	18
Sales finance loans	16	17	13	12	18
Revolving credit loans	7	6	6	5	4
Mortgage loans	39	37	36	32	28
Specialized lending	10	8	7	6	5
Total loans 90 days or more past due
and still accruing	$103	$102	$87	$91	$79

BB&T Corporation           Page 31          First Quarter 2007 10-Q

Table 3 - 2 Asset Quality Ratios

	For the Three Months Ended
	3/31/07		12/31/06		9/30/06		6/30/06		3/31/06
Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases	.12%		.12%		.11%		.11%		.10%
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases	.32		.31		.30		.30		.30
Total nonperforming assets as a percentage of:
Total assets	.30		.29		.28		.27		.27
Loans and leases plus foreclosed property	.43		.42		.40		.40		.39
Net charge-offs as a percentage of
average loans and leases	.29		.33		.27		.23		.26
Allowance for loan and lease losses as a
percentage of loans and leases	1.05		1.06		1.08		1.08		1.09
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.06		1.07		1.09		1.09		1.10
Ratio of allowance for loan and lease losses to:
Net charge-offs	3.58	x	3.29	x	4.07	x	4.78	x	4.31	x
Nonaccrual and restructured loans and leases	3.24		3.41		3.59		3.63		3.59

Note: All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the first quarter of 2007 totaled $421 million, a decrease of $10 million, or 2.3%, compared to $431 million earned during the first quarter of 2006. On a diluted per share basis, earnings for the three months ended March 31, 2007 were $.77, a decrease of 2.5% compared to $.79 for the same period in 2006. BB&T’s results of operations for the first quarter of 2007 produced an annualized return on average assets of 1.41% and an annualized return on average shareholders’ equity of 14.81%, compared to prior year ratios of 1.60% and 15.72%, respectively.

          The following table sets forth selected financial ratios for the last five calendar quarters. BB&T’s fourth quarter 2006 results were negatively affected by an additional tax provision of $139 million, and securities losses of $47 million, after-tax, resulting from a securities portfolio restructuring. Please refer to the section titled “Fourth Quarter Results” in BB&T’s Annual Report on Form 10-K for a more detailed discussion of these items.

Table 4
Annualized
Profitability Measures

	2007	2006
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Return on average assets	1.41%	.84%	1.42%	1.53%	1.60%
Return on average shareholders' equity	14.81	8.33	14.39	15.34	15.72
Net interest margin (taxable equivalent)	3.61	3.70	3.68	3.76	3.82

BB&T Corporation           Page 32          First Quarter 2007 10-Q

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $963 million for the first quarter of 2007 compared to $919 million for the same period in 2006, an increase of $44 million, or 4.8%. For the quarter ended March 31, 2007, average earning assets increased $10.4 billion, or 10.7%, compared to the same period of 2006, while average interest-bearing liabilities increased $12.1 billion, or 15.0%, and the net interest margin decreased from 3.82% in the first quarter of 2006 to 3.61% in the current quarter. The decrease in the net interest margin was caused by a combination of factors. The flattening of the yield curve in recent quarters and management’s decision to more aggressively pursue retail deposits to fund loan growth has resulted in an increase in funding costs that has outpaced the rise in yields on earning assets. In addition, the margin was negatively affected by additional funding costs associated with a payment to the Internal Revenue Service and changes in the income recognition for leveraged leases. Under the provisions of FSP FAS 13-2, which BB&T adopted on January 1, 2007, BB&T was required to recalculate the income recognition for all leveraged leases transactions due to a change in the timing of income tax cash flows.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the first quarter of 2007 compared to the same period in 2006, and the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation           Page 33          First Quarter 2007 10-Q

Table 5
FTE Net Interest Income and Rate / Volume Analysis
For the Three Months Ended March 31, 2007 and 2006

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to
	2007	2006	2007	2006	2007	2006	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. Treasury securities	$85	$123	4.47%	3.11%	$1	$1	$-	$-	$-
U.S. government-sponsored entity securities (6)	9,713	11,941	4.39	3.95	106	118	(12)	11	(23)
Mortgage-backed securities	8,208	6,589	5.09	4.81	105	79	26	6	20
States and political subdivisions	547	640	6.85	6.82	9	11	(2)	-	(2)
Other securities	2,377	913	7.03	6.01	42	14	28	3	25
Trading securities	942	749	5.89	3.70	14	7	7	5	2
Total securities (5)	21,872	20,955	5.06	4.39	277	230	47	25	22
Other earning assets (2)	840	777	4.96	3.76	10	7	3	2	1
Loans and leases, net
of unearned income (1)(3)(4)(5)	84,894	75,443	7.73	7.19	1,622	1,341	281	105	176

Total earning assets	107,606	97,175	7.17	6.56	1,909	1,578	331	132	199

Non-earning assets	13,448	11,957

Total assets	$121,054	$109,132

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,206	$1,906	2.38	1.38	13	7	6	5	1
Other client deposits	33,393	30,687	2.82	2.03	232	153	79	64	15
Client certificates of deposit	25,076	19,897	4.60	3.66	284	180	104	52	52
Other interest-bearing deposits	8,902	8,857	5.35	4.54	118	99	19	19	-

Total interest-bearing deposits	69,577	61,347	3.77	2.90	647	439	208	140	68
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	7,627	6,685	4.61	3.95	87	65	22	12	10
Long-term debt	16,086	13,111	5.32	4.77	212	155	57	19	38

Total interest-bearing liabilities	93,290	81,143	4.11	3.29	946	659	287	171	116

Noninterest-bearing deposits	12,946	12,852
Other liabilities	3,296	4,003
Shareholders' equity	11,522	11,134

Total liabilities and
shareholders' equity	$121,054	$109,132
Average interest rate spread			3.06	3.27
Net interest margin			3.61%	3.82%	$963	$919	$44	$(39)	$83

Taxable equivalent adjustment					$18	$21

(1)	Yields related to securities, loans and leases exempt from income taxes are stated on a taxable equivalent basis assuming tax rates in effect for the periods presented.
(2)	Includes Federal funds sold, securities purchased under resale agreements or similar arrangements, interest-bearing deposits with banks, and other earning assets.
(3)	Loan fees, which are not material for any of the periods shown, have been included for rate calculation purposes.
(4)	Nonaccrual loans have been included in the average balances. Only the interest collected on such loans has been included as income.
(5)	Includes assets which were held for sale or available for sale at amortized cost and trading securities at estimated fair value.
(6)	Includes stock issued by the FHLB of Atlanta.

BB&T Corporation           Page 34          First Quarter 2007 10-Q

Provision for Credit Losses

          The provision for credit losses totaled $71 million for the first quarter of 2007, compared to $47 million for the first quarter of 2006. The increase in the provision for credit losses was driven primarily by growth in the lending portfolio compared to last year and an increase in specialized lending loans, which have higher loss rates. Net charge-offs were .29% of average loans and leases for the first quarter of 2007 compared to .26% of average loans and leases for the same period in 2006. The allowance for loan and lease losses was 1.05% of loans and leases outstanding and was 3.24x total nonaccrual and restructured loans and leases at March 31, 2007, compared to 1.09% and 3.59x, respectively, at March 31, 2006.

Noninterest Income

          Noninterest income as a percentage of total revenues has increased in recent years due to BB&T’s emphasis on growing and expanding its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended March 31, 2007 totaled $652 million, compared to $608 million for the same period in 2006, an increase of $44 million, or 7.2%. The growth in noninterest income was primarily attributable to commissions from BB&T’s insurance operations, other nondeposit fees and commissions, checkcard fees and service charges on deposits. These increases were partially offset by net securities losses of $11 million that were incurred during the three month period in 2007. The overall growth in noninterest income also reflects the impact of acquisitions.

          Insurance commissions, which have become BB&T’s largest source of noninterest income, totaled $197 million for the first quarter of 2007, an increase of $21 million, or 11.9%, compared to the same three-month period of 2006. The increase in insurance revenues for the first three months of 2007 was primarily the result of growth in commissions from the sale of property and casualty coverage.

          Service charges on deposits totaled $138 million for the first quarter of 2007, an increase of $7 million compared to the first quarter of 2006. For the first three months of 2007, higher revenues were primarily attributable to growth in revenues from overdraft fees compared to the same period last year.

          Mortgage banking income totaled $30 million in the first quarter of 2007, a decrease of $2 million, compared to $32 million earned in the first quarter of 2006. The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the first quarters of 2007 and 2006:

BB&T Corporation           Page 35          First Quarter 2007 10-Q

Table 6
Mortgage Banking Income and Related Statistical Information

	For the Three Months Ended
	March 31,
Mortgage Banking Income	2007	2006	% Change
	(Dollars in millions)

Residential mortgage production income	$13	$13	-%

Residential Mortgage Servicing:
Residential mortgage servicing fees	29	25	16.0

Residential mortgage servicing rights increase in fair value
due to change in valuation inputs or assumptions	7	29	NM
Mortgage servicing rights derivative losses	(3)	(25)	NM
Net	4	4	-

Relization of expected residential mortgage servicing rights cash flows (1)	(23)	(18)	27.8
Total residential mortgage servicing income	10	11	(9.1)
Total residential mortgage banking income	23	24	(4.2)
Commercial mortgage banking income	7	8	(12.5)
Total mortgage banking income	$30	$32	(6.3)

	As of / For the Three Months Ended
	March 31,
Mortgage Banking Statistical Information	2007	2006	% Change
	(Dollars in millions)

Residential mortgage originations	$2,461	$2,309	6.6%
Residential mortgage loans serviced for others	28,647	26,027	10.1
Residential mortgage loan sales	1,558	1,107	40.7

Commercial mortgage originations	$516	$652	(20.9	) %
Commercial mortgage loans serviced for others	9,316	8,282	12.5

NM - Not Meaningful
(1) Represents economic amortization associated with the collection and realization of expected net servicing cash flows, expected borrower payments and the passage of time.

          Other nondeposit fees and commissions, including bankcard fees and merchant discounts and checkcard fees, totaled $114 million for the first quarter of 2007, an increase of $12 million, or 11.8%, compared to the first quarter of 2006. The principal driver of the first quarter increase was checkcard fees which increased $6 million, or 17.1%, compared to the same period in 2006.

          Trust income totaled $40 million for the first quarter of 2007, an increase of $3 million, or 8.1%, compared to the first quarter of 2006. Trust revenues are based on the types of services provided as well as the overall market value of assets managed, which is affected by market conditions. The increase in trust income for the first quarter of 2007 was primarily from growth in wealth management income.

          Other income, including income from bank-owned life insurance totaled $62 million for the first quarter of 2007, an increase of $13 million, or 26.5%, compared to the first quarter of 2006. The increase resulted primarily from a $19 million gain on the sale of an insurance operation and an increase of $6 million in income generated from bank-owned life insurance, primarily due to the restructuring of the underlying assets into higher-yielding investments in mid-2006. These increases were offset by a decline of $13 million from a gain on the sale of an investment held by a majority-owned small business investment company that invests in debt and equity securities of qualifying small businesses that was earned in the first quarter of 2006.

BB&T Corporation           Page 36          First Quarter 2007 10-Q

Noninterest Expense

          Noninterest expenses totaled $883 million for the first quarter of 2007, compared to $819 million for the same period a year ago, an increase of $64 million, or 7.8%. Noninterest expenses for the first quarter of 2007 include $6 million in net merger-related and restructuring charges. Noninterest expenses for the first quarter of 2006 include $3 million in net merger-related and restructuring credits.

          Personnel expense, the largest component of noninterest expense, was $524 million for the current quarter compared to $514 million for the same period in 2006, an increase of $10 million, or 1.9%. This increase was primarily attributable to higher salaries and wages, which were partially offset by a decrease in incentive compensation expenses compared to the first quarter last year. Salaries and wages increased as a result of the higher number of full-time equivalent employees in the current quarter compared to last year, due in part to the acquisitions of Main Street, First Citizens, AFCO and other companies since the end of the first quarter of 2006.

          Occupancy and equipment expense for the three months ended March 31, 2007 totaled $116 million, compared to $108 million for the first quarter of 2006, representing an increase of $8 million, or 7.4%. The increase for the first quarter of 2007 was primarily related to additional rent in connection with de novo branches opened since the first quarter of 2006 and acquisitions.

          Other noninterest expenses, including professional services and loan processing expenses, totaled $212 million for the current quarter, an increase of $37 million, or 21.1%, compared to the same period of 2006. The increase was primarily attributable to a $28 million pre-tax gain on the sale of duplicate facilities recorded in the first quarter of 2006.

Merger-Related and Restructuring Activities

          BB&T has been an active acquirer of financial institutions, insurance agencies and other nonbank fee income producing businesses for many years. BB&T recorded certain merger-related items and restructuring costs during both 2007 and 2006. During the first quarter of 2007, BB&T recorded $4 million in net after-tax charges. During the first quarter of 2006, BB&T recorded $2 million in net after-tax gains primarily associated with previously accrued charges for anticipated exit costs related to closed facilities. The above charges and credits are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expense.

          Merger-related and restructuring charges and expenses include personnel-related expenses such as staff relocation costs, severance benefits, early retirement packages and contract settlements. They also include furniture, equipment and occupancy costs related to department and branch consolidations as well as costs related to converting the data processing systems of the acquired companies to BB&T’s automation platform. Merger-related charges also include professional fees, advertising and asset write-offs incurred in connection with the mergers.

          Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination or reversals of previously estimated amounts, which typically occur in corporate support and data processing functions.

BB&T Corporation           Page 37          First Quarter 2007 10-Q

          Occupancy and equipment charges or credits represent merger-related costs or gains associated with lease terminations, obsolete equipment write-offs and the sale of duplicate facilities and equipment. Credits may result when obsolete properties or equipment are sold for more than originally estimated. Other merger-related charges or credits include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to acquisitions, asset and supply inventory write-offs, litigation accruals and other similar charges.

          In conjunction with the consummation of an acquisition and the completion of other requirements, BB&T typically accrues certain merger-related expenses for estimated severance and other personnel costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with an acquisition. The following table presents a summary of activity with respect to BB&T’s merger-related and restructuring accruals. This table includes costs reflected as expenses, as presented in the Consolidated Statements of Income, and accruals recorded through purchase accounting adjustments.

	Table 7
	Merger Accrual Activity
	(Dollars in millions)

		Merger-related
	Balance	and		Purchase	Balance
	January 1,	restructuring		price	March 31,
	2007	charges	Utilized	adjustments	2007

Severance and personnel-related items	$12	$4	$(3)	$-	$13
Occupancy and equipment	4	1	(2)	1	4
Other merger-related items	2	1	(1)	-	2
Total	$18	$6	$(6)	$1	$19

          The remaining accruals at March 31, 2007 are related primarily to costs associated with severance payments to certain executive officers and costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future because they relate to specific contracts or legal obligations that expire in later years, or they relate to the disposal of duplicate facilities and equipment, which may take longer to complete.

          In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at March 31, 2007 are expected to be utilized during 2007, unless they relate to specific contracts that expire in later years.

BB&T Corporation           Page 38          First Quarter 2007 10-Q

Provision for Income Taxes

          The provision for income taxes totaled $222 million for the first quarter of 2007, an increase of $14 million compared to the same period of 2006, primarily due to increased tax reserves recorded in the first quarter of 2007 as a result of the adoption of FIN 48. BB&T’s effective income tax rates for the first quarters of 2007 and 2006 were 34.5% and 32.6%, respectively.

          BB&T has extended credit to, and invested in the obligations of, states and municipalities and their agencies, and has made other investments and loans that produce tax-exempt income. The income generated from these investments together with certain other transactions that have favorable tax treatment have reduced BB&T’s overall effective tax rate from the statutory rate in 2007 and 2006.

          BB&T continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions and, accordingly, BB&T’s effective tax rate may fluctuate in the future. On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of current taxing authorities’ examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. Accordingly, the results of these examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. In this regard, the Internal Revenue Service (“IRS”) disallowed certain deductions taken by BB&T on leveraged lease transactions during 1997-2002. In 2004, BB&T filed a lawsuit against the IRS to pursue a refund of amounts assessed by the IRS related to a leveraged lease transaction entered into during 1997. On January 4, 2007, the United States Middle District Court of North Carolina issued a summary judgment in favor of the IRS related to BB&T’s lawsuit. Based on a review of the summary judgment by BB&T’s counsel, BB&T’s management disagrees with the decision and during the first quarter filed a notice of appeal to the United States Appeals Court for the Fourth Circuit, based in Richmond, Virginia.

          BB&T paid $1.2 billion to the IRS during the first quarter of 2007. This payment represented the total tax and interest due on leveraged lease transactions for all open years. The tax paid relates to differences in the timing of income recognition and deductions for income tax purposes for which deferred taxes had been previously provided.

          Management has consulted with outside counsel and continues to believe that BB&T’s treatment of its leveraged lease transactions was appropriate and in compliance with the tax laws and regulations applicable to the years examined.

Back to Index

BB&T Corporation           Page 39          First Quarter 2007 10-Q

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

BB&T Corporation          Page 40          First Quarter 2007 10-Q

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

Table 8
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical
			Percentage Change in
Linear	Prime Rate		Net Interest Income
Change in	March 31,		March 31,
Prime Rate	2007	2006	2007		2006

3.00%	11.25%	10.75%	(3.22	) %	0.70%
1.50	9.75	9.25	(2.25)		0.51
No Change	8.25	7.75	-		-
(1.50)	6.75	6.25	1.65		(0.91)
(3.00)	5.25	4.75	1.97		(1.69)

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

BB&T Corporation           Page 41          First Quarter 2007 10-Q

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

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On March 31, 2007, BB&T had derivative financial instruments outstanding with notional amounts totaling $40.2 billion. The estimated net fair value of open contracts was $(40 million) at March 31, 2007. This compares to $23.1 billion in notional derivatives with a fair value of $(45 million) at December 31, 2006. The majority of the increase in notional amounts was due to $8 billion in derivatives related to a private placement secured financing transaction and $7 billion in Eurodollar futures contracts related to hedging float on escrow deposits in BB&T’s mortgage banking operations.

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with derivatives dealers that are national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T frequently has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative contracts at March 31, 2007 was not material.

BB&T Corporation           Page 42          First Quarter 2007 10-Q

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at March 31, 2007 and December 31, 2006:

Table 9-1
Derivative Classifications and Hedging Relationships

	March 31, 2007
	Notional	Fair Value
	Amount	Gain	Loss
	(Dollars in millions)
Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,119	$9	$(18)
Hedging medium term bank notes	3,425	14	-

Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	7,900	45	(91)

Derivatives not designated as hedges	26,715	61	(60)
Total	$40,159	$129	$(169)

	December 31, 2006
	Notional	Fair Value
	Amount	Gain	Loss
	(Dollars in millions)
Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,119	$8	$(22)
Hedging institutional certificates of deposit, other time
deposits and federal funds purchased	750	-	-
Hedging medium term bank notes	1,925	20	-

Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	3,900	50	(97)

Derivatives not designated as hedges	14,403	57	(61)
Total	$23,097	$135	$(180)

BB&T Corporation           Page 43          First Quarter 2007 10-Q

Table 9-2
Derivative Financial Instruments

	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
		(Dollars in millions)

Receive fixed swaps	$10,913	$(43)	$6,594	$(57)
Pay fixed swaps	4,146	(6)	3,899	4
Forward starting receive fixed swaps	1,574	10	1,285	5
Forward starting pay fixed swaps	476	(1)	544	-
Other swaps	4,249	(5)	264	(5)
Caps, floors and collars	2,369	9	1,619	8
Foreign exchange contracts	242	-	258	-
Futures contracts	10,546	-	2,364	1
Treasury forwards	418	(1)	-	-
Interest rate lock commitments	809	-	546	(1)
Forward commitments	1,398	(1)	1,217	2
Swaptions	1,003	1	1,188	3
When-issued securities and forward rate agreements	1,396	(3)	2,613	(5)
Options on contracts purchased and sold	620	-	706	-
Total	$40,159	$(40)	$23,097	$(45)

          BB&T’s receive fixed swaps had weighted average receive rates of 4.91% and 4.93% and weighted average pay rates of 5.32% and 5.33% at March 31, 2007 and December 31, 2006, respectively. In addition, BB&T’s pay fixed swaps had weighted average receive rates of 5.22% and 5.24% and weighted average pay rates of 4.60% and 4.61%, at March 31, 2007 and December 31, 2006, respectively.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance SheetArrangements
and Related Party Transactions

          BB&T utilizes a variety of financial instruments to meet the financial needs of its clients and to reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and other financial guarantees, interest-rate caps, floors and collars, interest-rate swaps, swaptions, when-issued securities and forward and futures contracts. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in the Annual Report on Form 10-K have not materially changed since that report was filed. A discussion of BB&T’s derivative financial instruments is included in the “Derivative Financial Instruments” section herein.

Back to Index

BB&T Corporation           Page 44          First Quarter 2007 10-Q

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

          While nonrecurring events or management decisions may result in the Corporation temporarily falling below its minimum guidelines for one or more of these ratios, it is management’s intent through capital planning to return to these targeted minimums within a reasonable period of time. Such temporary decreases below these minimums will not be considered an infringement of BB&T’s overall capital policy provided the Corporation and the subsidiary bank remains “well-capitalized.”

          Total shareholders’ equity was $11.7 billion at March 31, 2007 and December 31, 2006. BB&T’s book value per common share at March 31, 2007 was $21.48, compared to $21.69 at December 31, 2006. BB&T’s tangible shareholders’ equity was $6.4 billion at March 31, 2007, compared to $6.6 billion at December 31, 2006. BB&T’s tangible book value per common share at March 31, 2007 was $11.89 compared to $12.20 at December 31, 2006.

          Bank holding companies and their subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Risk-based capital ratios measure capital as a percentage of a combination of risk-weighted balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by Federal bank regulatory pronouncements. Please refer to the section titled “Capital” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, for additional information with regards to BB&T’s capital requirements.

BB&T Corporation           Page 45          First Quarter 2007 10-Q

          BB&T’s regulatory capital ratios for the last five calendar quarters are set forth in the following table. The decline in BB&T’s capital ratios as of March 31, 2007 compared to December 31, 2006 was primarily the result of the reduction of $425 million in retained earnings in connection with the adoption of FIN 48 and FSP FAS 13-2.

Table 10
Capital Ratios

	2007	2006
	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter
Risk-based capital ratios:
Tier 1 capital	8.7%	9.0%	9.2%	9.1%	9.0%
Total capital	13.9	14.3	14.6	13.7	14.0
Tier 1 leverage ratio	6.9	7.2	7.3	7.3	7.0
Tangible Equity Ratio	5.5	5.7	5.8	5.5	6.0

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

Table 11
Share Repurchase Activity

	2007
				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan
January 1-31	24,485	$43.39	-	51,139,497
February 1-28	7,276	43.35	-	51,139,497
March 1-31	23,291	40.53	-	51,139,497
Total	55,052	$42.17	-	51,139,497

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.
(2)	Excludes commissions.

BB&T Corporation           Page 46          First Quarter 2007 10-Q

SEGMENT RESULTS

          BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services, and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 10 “Operating Segments” in the notes to the consolidated financial statement contained herein for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully described in the sections titled “Noninterest Income” and “Noninterest Expense” of this discussion and analysis. The following table reflects the net income (loss) for each of BB&T’s operating segments for the three months ended March 31, 2007 and 2006.

BB&T Corporation
Reportable Segments

	For the Three Months Ended
	March 31, 2007	March 31, 2006
	(Dollars in Millions)

Banking Network	$372	$367
Residential Mortgage Banking	32	34
Sales Finance	8	8
Specialized Lending	20	16
Insurance Services	31	7
Financial Services	7	10
Treasury	(23)	(5)
All Other Segments	-	18
Parent/Reconciling Items	(26)	(24)
BB&T Corporation	$421	$431

          The $24 million increase in net income attributable to the Insurance Services segment was largely due to a pre-tax gain of $19 million earned on the sale of an insurance operation combined with internal growth and acquisitions. The decline of $18 million in net income in the Treasury segment was a result of higher funding cost in 2007 compared to 2006 due to the increase in short-term rates in effect in the current period, as well as a decrease in noninterest income resulting primarily from securities losses incurred in the first quarter of 2007. The decline of $18 million in net income for all other segments was a result of a decrease in net income realized on investments managed by BB&T Capital Partners, a small business investment company, which decreased by $7 million compared to the prior year, and a decrease of $10 million from leveraged lease activities, primarily due to the implementation of FSP FAS 13-2.

Back to Index

BB&T Corporation           Page 47          First Quarter 2007 10-Q

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

Back to Index

Item 1A. Risk Factors

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of risk factors relating to BB&T’s business.

Back to Index

BB&T Corporation           Page 48          First Quarter 2007 10-Q

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

BB&T CORPORATION
(Registrant)

Date: May 4, 2007	By: /s/ Christopher L. Henson
Christopher L. Henson, Senior Executive Vice
President and Chief Financial Officer

Date: May 4, 2007	By: /s/ Edward D. Vest
Edward D. Vest, Executive Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

BB&T Corporation           Page 49          First Quarter 2007 10-Q

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

Back to Index

BB&T Corporation           Page 50          First Quarter 2007 10-Q