Form 10-Q
period 2007-06-30
BB&T CORP
filed 2007-08-07
CIK 92230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended:

June 30, 2007

Commission file number: 1-10853

BB&T CORPORATION
(Exact name of registrant as specified in its charter)

North Carolina (State of Incorporation) 200 West Second Street Winston-Salem, North Carolina (Address of Principal Executive Offices)	56-0939887 (I.R.S. Employer Identification No.) 27101 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO  ☑

At July 31, 2007, 551,369,066 shares of the registrant's common stock, $5 par value, were outstanding.

BB&T Corporation       Page 1       Second Quarter 2007 10-Q

Item 1. Financial Statements

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	June 30,	December 31,
	2007	2006

Assets
Cash and due from banks	$1,721	$2,024
Interest-bearing deposits with banks	605	435
Federal funds sold and securities purchased under resale agreements
or similar arrangements	389	253
Segregated cash due from banks	188	153
Trading securities at fair value	1,067	2,147
Securities available for sale at fair value	22,254	20,721
Loans held for sale	1,152	680
Loans and leases, net of unearned income	87,390	82,911
Allowance for loan and lease losses	(920)	(888)
Loans and leases, net	86,470	82,023

Premises and equipment, net of accumulated depreciation	1,485	1,410
Goodwill	5,114	4,827
Core deposit and other intangible assets	504	454
Residential mortgage servicing rights at fair value	577	484
Other assets	6,051	5,740
Total assets	$127,577	$121,351

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing deposits	$13,641	$13,393
Interest checking	1,384	1,333
Other client deposits	35,741	34,062
Client certificates of deposit	27,445	24,987
Other interest-bearing deposits	5,868	7,196
Total deposits	84,079	80,971
Federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	9,410	8,087
Long-term debt	18,313	15,904
Accounts payable and other liabilities	3,650	4,644
Total liabilities	115,452	109,606
Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $5 par, 5,000 shares authorized, none issued or
outstanding at June 30, 2007, or at December 31, 2006	-	-
Common stock, $5 par, 1,000,000 shares authorized;
551,948 issued and outstanding at June 30, 2007, and
541,475 issued and outstanding at December 31, 2006	2,760	2,707
Additional paid-in capital	3,249	2,801
Retained earnings	6,568	6,596
Accumulated other comprehensive loss, net of deferred income
taxes of $(281) at June 30, 2007, and $(212) at December 31, 2006	(452)	(359)
Total shareholders' equity	12,125	11,745
Total liabilities and shareholders' equity	$127,577	$121,351

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation       Page 2       Second Quarter 2007 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest Income
Interest and fees on loans and leases	$1,675	$1,445	$3,288	$2,778
Interest and dividends on securities	273	213	541	429
Interest on short-term investments	13	10	23	17
Total interest income	1,961	1,668	3,852	3,224

Interest Expense
Interest on deposits	639	496	1,286	935
Interest on federal funds purchased, securities sold under
repurchase agreements and short-term borrowed funds	102	81	189	146
Interest on long-term debt	254	174	466	329
Total interest expense	995	751	1,941	1,410

Net Interest Income	966	917	1,911	1,814
Provision for credit losses	88	58	159	105

Net Interest Income After Provision for Credit Losses	878	859	1,752	1,709
Noninterest Income
Insurance commissions	229	214	426	390
Service charges on deposits	151	138	289	269
Investment banking and brokerage fees and commissions	89	79	171	160
Other nondeposit fees and commissions	48	42	91	80
Checkcard fees	44	38	85	73
Trust income	40	38	80	75
Mortgage banking income	31	29	61	61
Bankcard fees and merchant discounts	35	31	65	60
Securities gains (losses), net	1	-	(10)	-
Income from bank-owned life insurance	25	23	53	45
Other income	36	19	70	46
Total noninterest income	729	651	1,381	1,259
Noninterest Expense
Personnel expense	540	506	1,064	1,020
Occupancy and equipment expense	117	109	233	217
Amortization of intangibles	26	25	51	50
Professional services	32	29	63	55
Merger-related and restructuring charges (gains), net	5	2	11	(1)
Loan processing expenses	29	27	55	50
Other expenses	174	162	329	288
Total noninterest expense	923	860	1,806	1,679
Earnings
Income before income taxes	684	650	1,327	1,289
Provision for income taxes	226	221	448	429
Net income	$458	$429	$879	$860

Per Common Share
Net income:
Basic	$.84	$.80	$1.61	$1.60
Diluted	$.83	$.79	$1.60	$1.59
Cash dividends paid	$.42	$.38	$.84	$.76

Weighted Average Shares Outstanding
Basic	548,385	536,882	545,136	538,409
Diluted	553,935	541,608	550,556	542,297

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation       Page 3       Second Quarter 2007 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)
(Dollars in millions, except per share data, shares in thousands)

					Accumulated
	Shares of		Additional		Other	Total
	Common	Common	Paid -In	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, January 1, 2006	543,102	$2,715	$2,819	$5,951	$(356)	$11,129
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	860	-	860
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $(113)	-	-	-	-	(197)	(197)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax	-	-	-	-	-	-
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	(197)	(197)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $1	-	-	-	-	1	1
Change in minimum pension liability, net of tax	-	-	-	-	1	1
Total comprehensive income (loss)	-	-	-	860	(195)	665

Common stock issued:
In purchase acquisitions (1)	14,444	72	557	-	-	629
In connection with stock option exercises
and other employee benefits, net of cancellations	1,657	8	38	-	-	46
Redemption of common stock	(22,307)	(111)	(806)	-	-	(917)
Cash dividends declared on common stock, $.80 per share	-	-	-	(429)	-	(429)
Other, net	-	-	41	-	-	41
Balance, June 30, 2006	536,896	$2,684	$2,649	$6,382	$(551)	$11,164

Balance, January 1, 2007	541,475	$2,707	$2,801	$6,596	$(359)	$11,745
Add (Deduct):
Comprehensive income (loss):
Net income	-	-	-	879	-	879
Unrealized holding gains (losses) arising during the period
on securities available for sale, net of tax of $(71)	-	-	-	-	(96)	(96)
Reclassification adjustment for losses (gains)
on securities available for sale included in net
income, net of tax of $4	-	-	-	-	6	6
Change in unrealized gains (losses) on securities, net of tax	-	-	-	-	(90)	(90)
Change in unrecognized gains (losses) on cash flow hedges,
net of tax of $(2)	-	-	-	-	(4)	(4)
Change in pension liability, net of tax	-	-	-	-	(1)	(1)
Foreign currency translation adjustment	-	-	-	-	2	2
Total comprehensive income (loss)	-	-	-	879	(93)	786

Common stock issued:
In purchase acquisitions (1)	8,807	44	356	-	-	400
In connection with stock option exercises
and other employee benefits, net of cancellations	1,666	9	37	-	-	46
Cash dividends declared on common stock, $.88 per share	-	-	-	(482)	-	(482)
Cumulative effect of adoption of FIN 48	-	-	-	(119)	-	(119)
Cumulative effect of adoption of FSP FAS 13-2	-	-	-	(306)	-	(306)
Other, net	-	-	55	-	-	55
Balance, June 30, 2007	551,948	$2,760	$3,249	$6,568	$(452)	$12,125

(1)  Includes the value of replacement stock options issued.

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation       Page 4       Second Quarter 2007 10-Q

BB&T CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	For the Six Months Ended
	June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$879	$860
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for credit losses	159	105
Depreciation	88	87
Amortization of intangibles	51	50
Equity-based compensation	42	37
Discount accretion and premium amortization on long-term debt, net	61	61
Discount accretion and premium amortization on securities, net	(2)	17
Net decrease (increase) in trading account securities	1,080	(206)
Loss on sales of securities, net	10	-
Gain on sales of loans and mortgage loan servicing rights, net	(40)	(31)
Gain on disposals of premises and equipment, net	(4)	(32)
Proceeds from sales of loans held for sale	3,015	2,383
Originations and purchases of loans held for sale, net of principal collected	(3,573)	(2,438)
Increase in other assets, net	(356)	(366)
(Decrease) increase in accounts payable and other liabilities, net	(1,062)	414
(Increase) decrease in segregated cash due from banks	(35)	15
Other, net	6	2
Net cash provided by operating activities	319	958

Cash Flows From Investing Activities:
Proceeds from sales of securities available for sale	1,552	20
Proceeds from maturities, calls and paydowns of securities available for sale	4,425	806
Purchases of securities available for sale	(7,244)	(1,430)
Leases made to customers	(81)	(132)
Principal collected on leases	108	95
Originations and purchases of loans, net of principal collected	(2,681)	(3,413)
Net cash acquired in business combinations	18	17
Proceeds from disposals of premises and equipment	15	82
Purchases of premises and equipment	(126)	(118)
Proceeds from sales of foreclosed property or other real estate held for sale	46	54
Net cash used in investing activities	(3,968)	(4,019)

Cash Flows From Financing Activities:
Net increase in deposits	2,137	2,568
Net (decrease) increase in federal funds purchased, securities sold under repurchase agreements
and short-term borrowed funds	(308)	56
Proceeds from issuance of long-term debt	4,902	2,102
Repayment of long-term debt	(2,683)	(168)
Net proceeds from common stock issued	46	46
Redemption of common stock	-	(917)
Cash dividends paid on common stock	(455)	(410)
Excess tax benefit from equity-based awards	13	4
Net cash provided by financing activities	3,652	3,281

Net Increase in Cash and Cash Equivalents	3	220
Cash and Cash Equivalents at Beginning of Period	2,712	2,797
Cash and Cash Equivalents at End of Period	$2,715	$3,017

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$1,896	$1,367
Income taxes	1,725	373
Noncash investing and financing activities:
Transfers of loans to foreclosed property	44	40
Transfers of fixed assets to other real estate owned	6	3
Common stock issued in business combinations	400	629

The accompanying notes are an integral part of these consolidated financial statements.

BB&T Corporation       Page 5       Second Quarter 2007 10-Q

Back to Index

     BB&T CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

NOTE 1. Basis of Presentation

     General

          In the opinion of management, the accompanying unaudited consolidated balance sheets, consolidated statements of income, consolidated statements of changes in shareholders’ equity, and consolidated statements of cash flows of BB&T Corporation and subsidiaries (referred to herein as “BB&T”, “the Corporation” or “the Company”), present fairly, in all material respects, BB&T’s financial position at June 30, 2007 and December 31, 2006; BB&T’s results of operations for the three and six month periods ended June 30, 2007 and 2006; and BB&T’s cash flows for the six months ended June 30, 2007 and 2006. In the opinion of management, all adjustments necessary to fairly present the consolidated financial position and consolidated results of operations have been made. All adjustments during the first six months of 2007 and 2006 were of a normal recurring nature.

          These consolidated financial statements and notes are presented in accordance with the instructions for Form 10-Q. The information contained in the footnotes included in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, should be referred to in connection with these unaudited interim consolidated financial statements.

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

BB&T Corporation       Page 6       Second Quarter 2007 10-Q

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

          BB&T is involved in creating a series of secondary marketing trusts, which are qualified special purpose entities, for the purpose of selling interests in municipal securities to third parties at short-term tax-exempt rates. The trusts purchase fixed-rate, longer-term highly rated municipal bonds with proceeds from issuing puttable floating-rate certificates and inverse floating-rate certificates. BB&T purchases the inverse floating-rate certificates, which are categorized as trading securities on the Consolidated Balance Sheet. BB&T also provides liquidity support to the trusts in order to facilitate the remarketing of the floating-rate certificates.

          BB&T has variable interests in certain entities that were not required to be consolidated, including affordable housing partnership interests, historic tax credit partnerships, other partnership interests and trusts that have issued capital securities.

          BB&T accounts for unconsolidated partnership investments using the equity method of accounting. In addition to affordable housing partnerships, which represent the majority of unconsolidated investments in variable interest entities, BB&T also has investments and future funding commitments to venture capital and other entities. The maximum potential exposure to losses relative to investments in variable interest entities is generally limited to the sum of the outstanding balances, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as are other loans and are generally secured.

          BB&T has investments in certain entities for which BB&T does not have controlling interest. For these investments, the Company records its interest using the equity method with its portion of income or loss being recorded in other noninterest income in the Consolidated Statements of Income. BB&T periodically evaluates these investments for impairment.

BB&T Corporation       Page 7       Second Quarter 2007 10-Q

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

     Changes in Accounting Principles and Effects of New Accounting Pronouncements

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 13-2 “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP FAS 13-2”), which amends Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” FSP FAS 13-2 requires an entity to recalculate the allocation of income for a leveraged lease transaction from the inception of the lease if, during the lease term, the projected timing of the income tax cash flows generated by the transaction is revised, even if the total amount of income tax cash flows is not affected. BB&T adopted FSP FAS 13-2 effective January 1, 2007. Upon adoption, BB&T recorded a charge to retained earnings of $306 million as a cumulative effect of a change in accounting principle. This charge to retained earnings only pertains to the timing of income recognition and will be recognized as a component of net income over the remaining lives of the respective leases.

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

BB&T Corporation       Page 8       Second Quarter 2007 10-Q

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

          In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” (“SFAS No. 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis. Once a company has elected to record eligible items at fair value, the decision is irrevocable. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that SFAS No. 159 may have on BB&T’s consolidated financial statements.

BB&T Corporation       Page 9       Second Quarter 2007 10-Q

NOTE 2. Business Combinations and Intangible Assets

     Acquisitions

          On January 2, 2007, BB&T completed the acquisition of AFCO Credit Corporation and its Canadian affiliate, CAFO, Inc (collectively, “AFCO”). In conjunction with this transaction, BB&T recorded $10 million in goodwill and $50 million in amortizing intangibles, which are primarily related to broker relationships.

          On May 1, 2007, BB&T completed the acquisition of Coastal Financial Corporation (“Coastal”), a $1.7 billion bank holding company headquartered in Myrtle Beach, South Carolina. In conjunction with this transaction, BB&T issued approximately 8.8 million shares of common stock and 574 thousand stock options valued in the aggregate at $400 million and recorded $248 million in goodwill and $47 million in amortizing intangibles, which are primarily comprised of core deposit intangibles.

     Goodwill and Other Intangible Assets

          The changes in the carrying amount of goodwill attributable to each of BB&T’s operating segments for the six months ended June 30, 2007, are as follows:

	Goodwill Activity by Operating Segment
		Residential
	Banking	Mortgage	Sales	Specialized	Insurance	Financial	All
	Network	Banking	Finance	Lending	Services	Services	Other	Total
	(Dollars in millions)

Balance, January 1, 2007	$3,785	$7	$93	$52	$690	$174	$26	$4,827
Acquisitions	248	-	-	10	3	-	-	261
Contingent consideration	-	-	-	1	21	6	-	28
Divestiture	-	-	-	-	(8)	-	-	(8)
Other adjustments	6	-	-	-	-	-	-	6
Balance, June 30, 2007	$4,039	$7	$93	$63	$706	$180	$26	$5,114

           The following table presents the gross carrying amounts and accumulated amortization for BB&T’s identifiable intangible assets subject to amortization at the dates presented:

	Identifiable Intangible Assets
	As of June 30, 2007			As of December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in millions)
Identifiable intangible assets
Core deposit intangibles	$456	$(259)	$197	$413	$(235)	$178
Other (1)	529	(222)	307	471	(195)	276

Totals	$985	$(481)	$504	$884	$(430)	$454
(1) Other identifiable intangibles are primarily comprised of customer relationship intangibles.

BB&T Corporation       Page 10       Second Quarter 2007 10-Q

NOTE 3. Securities

The amortized cost and approximate fair values of securities available for sale were as follows:

	June 30, 2007
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in millions)
Securities available for sale:
U.S. Treasury securities	$85	$-	$1	$84
U.S. government-sponsored entity securities	10,512	-	310	10,202
Mortgage-backed securities	8,523	6	215	8,314
States and political subdivisions	792	7	5	794
Equity and other securities	2,890	9	39	2,860
Total securities available for sale	$22,802	$22	$570	$22,254

	December 31, 2006
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
	(Dollars in millions)
Securities available for sale:
U.S. Treasury securities	$84	$-	$1	$83
U.S. government-sponsored entity securities	9,324	2	290	9,036
Mortgage-backed securities	8,418	27	148	8,297
States and political subdivisions	563	9	1	571
Equity and other securities	2,723	26	15	2,734
Total securities available for sale	$21,112	$64	$455	$20,721

          On June 30, 2007, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of June 30, 2007, the unrealized losses on these securities totaled $474 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than changes in the underlying credit quality of the issuers. At June 30, 2007, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized any other-than-temporary impairment in connection with these securities during 2007.

BB&T Corporation       Page 11       Second Quarter 2007 10-Q

          The following tables reflect the gross unrealized losses and fair values of BB&T’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at the dates presented.

	June 30, 2007
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in millions)
Securities:
U.S. Treasury securities	$6	$-	$45	$1	$51	$1
U.S. government-sponsored entity securities	2,421	26	7,423	284	9,844	310
Mortgage-backed securities	3,010	43	4,755	172	7,765	215
States and political subdivisions	196	5	20	-	216	5
Equity and other securities	1,577	22	537	17	2,114	39
Total temporarily impaired securities	$7,210	$96	$12,780	$474	$19,990	$570

	December 31, 2006
	Less than 12 months		12 months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in millions)
Securities:
U.S. Treasury securities	$9	$-	$42	$1	$51	$1
U.S. government-sponsored entity securities	475	3	8,324	287	8,799	290
Mortgage-backed securities	1,153	5	5,241	143	6,394	148
States and political subdivisions	1	-	39	1	40	1
Equity and other securities	651	2	601	13	1,252	15
Total temporarily impaired securities	$2,289	$10	$14,247	$445	$16,536	$455

     NOTE 4. Merger-Related and Restructuring Activities

          BB&T has incurred certain merger-related and restructuring expenses, primarily in connection with business combinations. The following table presents the components of merger-related and restructuring charges included in noninterest expenses. This table includes increases to previously recorded accruals and period expenses for items that must be expensed as incurred. Items that are required to be expensed as incurred include certain expenses associated with systems conversions, data processing, training, and other costs.

Summary of Merger-Related and Restructuring Charges (Gains)

	For the Six Months Ended
	June 30,

	2007	2006
	(Dollars in millions)
Severance and personnel-related items	$6	$-
Occupancy and equipment	1	(3)
Other merger-related items	4	2
Total	$11	$(1)

BB&T Corporation       Page 12       Second Quarter 2007 10-Q

          In conjunction with the consummation of an acquisition or restructuring activity and completion of other requirements, BB&T typically accrues certain merger-related and restructuring expenses related to estimated severance and other personnel-related costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with the acquisition. The costs related to the acquired entity are accrued in accordance with the guidance in EITF Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and generally are recorded as adjustments to the purchase price unless they are required to be expensed as incurred. The costs related to existing BB&T facilities and personnel are recorded in accordance with the guidance in SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” as appropriate, and reflected as merger-related and restructuring charges in the Consolidated Statements of Income. The following table presents a summary of BB&T’s merger-related and restructuring accrual activity for 2007:

	Merger-Related and Restructuring Accrual Activity

			Merger-related
	Balance		and		Purchase	Balance
	January 1,	Accrued at	restructuring		price	June 30,
	2007	acquisition	charges	Utilized	adjustments	2007
	(Dollars in millions)

Severance and personnel-related items	$12	$4	$6	$(8)	$-	$14
Occupancy and equipment	4	1	1	(2)	1	5
Other merger-related items	2	3	4	(6)	-	3
Total	$18	$8	$11	$(16)	$1	$22

BB&T Corporation       Page 13       Second Quarter 2007 10-Q

NOTE 5. Long-Term Debt

Long-term debt is summarized as follows:
	June 30,	December 31,
	2007	2006
	(Dollars in millions)
Parent Company
7.25% Subordinated Notes Due 2007	$-	$250
6.50% Subordinated Notes Due 2011 (1,3)	647	647
4.75% Subordinated Notes Due 2012 (1,3)	496	496
5.20% Subordinated Notes Due 2015 (1,3)	997	997
4.90% Subordinated Notes Due 2017 (1,3)	364	362
5.25% Subordinated Notes Due 2019 (1,3)	600	600

Branch Bank
Floating Rate Secured Borrowings Due 2007 (5)	-	1,500
Fixed Rate Secured Borrowings Due 2010 (6)	4,000	-
Floating Rate Senior Notes Due 2007	500	1,250
Floating Rate Senior Notes Due 2008	500	500
Floating Rate Senior Notes Due 2009	500	500
Floating Rate Subordinated Notes Due 2016 (1)	350	350
Floating Rate Subordinated Notes Due 2017 (1)	300	-
4.875% Subordinated Notes Due 2013 (1,3)	249	249
5.625% Subordinated Notes Due 2016 (1,3)	399	399

Federal Home Loan Bank Advances to Branch Bank (4)
Varying maturities to 2027	6,686	6,564

Junior Subordinated Debt to Unconsolidated Trusts (2)
5.85% BB&T Capital Trust I Securities Due 2035 (3)	514	514
6.75% BB&T Capital Trust II Securities Due 2036	598	598
6.82% BB&T Capital Trust IV Securities Due 2077 (7)	600	-
Other Securities (8)	183	168

Other Long-Term Debt	5	5

Hedging Losses	(175)	(45)

Total Long-Term Debt	$18,313	$15,904

(1)	Subordinated notes that qualify under the risk-based capital guidelines as Tier 2 supplementary capital, subject to certain limitations.

(2)	Securities that qualify under the risk-based capital guidelines as Tier 1 capital, subject to certain limitations.

(3)	These fixed rate notes were swapped to floating rates based on LIBOR. At June 30, 2007, the effective rates paid on these borrowings ranged from 5.48% to 6.09%.

(4)	At June 30, 2007, the weighted average cost of these advances was 5.33% and the weighted average maturity was 9.5 years.

(5)	This borrowing was secured primarily by automobile loans and had a variable rate based on LIBOR.

(6)	This borrowing is secured by automobile and mortgage loans. The fixed rate was swapped to a floating rate based on LIBOR.

(7)	These securities are fixed rate through June 12, 2037 and then switch to a floating rate based on LIBOR.

(8)	These securities were issued by companies acquired by BB&T. At June 30, 2007, the effective rate paid on these borrowings ranged from 7.09% to 10.07%. These securities have varying maturities through 2035.

BB&T Corporation       Page 14       Second Quarter 2007 10-Q

          In June 2007, BB&T Capital Trust IV (“BBTCT IV”) issued $600 million of Capital Securities. BBTCT IV, a statutory business trust created under the laws of the State of Delaware, was formed by BB&T for the sole purpose of issuing the Capital Securities and investing the proceeds thereof in Junior Subordinated Debentures issued by BB&T. BB&T has made guarantees which, taken collectively, fully, irrevocably, and unconditionally guarantee, on a subordinated basis, all of BBTCT IV’s obligations under the Trust and Capital Securities. BBTCT IV’s sole asset is the Junior Subordinated Debentures issued by BB&T which have a scheduled maturity on June 12, 2057 and a final repayment date on June 12, 2077. BB&T is required to use all commercially reasonable efforts, subject to certain market disruption events, to sell adequate qualifying capital securities to permit repayment of the debentures in full on the scheduled maturity date. The Junior Subordinated Debentures are subject to early redemption (i) in whole or in part at any time at the option of BB&T pursuant to the optional redemption provisions of such security, or (ii) in whole, but not in part, under certain prescribed limited circumstances. The Capital Securities of BBTCT IV are subject to mandatory redemption in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption.

NOTE 6. Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

          BB&T utilizes a variety of financial instruments to meet the financing needs of clients and reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees, and derivatives. BB&T also has commitments to fund certain affordable housing investments and contingent liabilities of certain sold loans.

          Standby letters of credit and financial guarantees written are unconditional commitments issued by BB&T to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper issuance, bond financing and similar transactions. The credit risk involved in the issuance of these guarantees is essentially the same as that involved in extending loans to clients and as such, the instruments are collateralized when necessary. As of June 30, 2007, BB&T had issued a total of $3.6 billion in standby letters of credit. The carrying amount of the liability for such guarantees was $4 million at June 30, 2007.

          A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. These instruments include interest-rate swaps, caps, floors, collars, financial forwards and futures contracts, swaptions, when-issued securities, foreign exchange contracts and options written and purchased. BB&T uses derivatives primarily to manage economic risk related to securities, business loans, mortgage servicing rights and mortgage banking operations, Federal funds purchased, other time deposits, long-term debt and institutional certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients. BB&T held a variety of derivative financial instruments with notional values of $36.1 billion and $23.1 billion at June 30, 2007 and December 31, 2006, respectively. These instruments were in a net loss position of $175 million and $45 million at June 30, 2007 and December 31, 2006, respectively.

BB&T Corporation       Page 15       Second Quarter 2007 10-Q

          BB&T invests in certain affordable housing and historic building rehabilitation projects throughout its market area as a means of supporting local communities and receives tax credits related to these investments. BB&T typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships. BB&T’s subsidiary bank typically provides financing during the construction and development of the properties; however, permanent financing is generally obtained from independent third parties upon completion of a project. BB&T’s outstanding commitments to fund affordable housing investments totaled $191 million and $183 million at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, BB&T’s maximum exposure to loss associated with these investments totaled $387 million.

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

          Merger and acquisition agreements of businesses other than financial institutions occasionally include additional incentives to the acquired entities to offset the loss of future cash flows previously received through ownership positions. Typically, these incentives are based on the acquired entity’s contribution to BB&T’s earnings compared to agreed-upon amounts. When offered, these incentives are typically issued for terms of three to five years. Since certain provisions of these agreements do not specify dollar limitations, it is not possible to quantify the maximum exposure resulting from these agreements.

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

BB&T Corporation       Page 16       Second Quarter 2007 10-Q

          The following tables summarize the components of net periodic benefit cost recognized for BB&T’s pension plans for the three and six month periods ended June 30, 2007 and 2006, respectively:

	Pension Plans
	Qualified		Nonqualified
	For the		For the
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$18	$15	$1	$1
Interest cost	17	15	2	1
Estimated return on plan assets	(28)	(21)	-	-
Amortization and other	1	1	-	1
Net periodic benefit cost	$8	$10	$3	$3

	Pension Plans
	Qualified		Nonqualified
	For the		For the
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Service cost	$37	$30	$2	$2
Interest cost	34	29	4	3
Estimated return on plan assets	(57)	(43)	-	-
Amortization and other	1	4	1	1
Net periodic benefit cost	$15	$20	$7	$6

BB&T Corporation       Page 17       Second Quarter 2007 10-Q

NOTE 8. Computation of Earnings per Share

          BB&T’s basic and diluted earnings per share amounts for the three and six month periods ended June 30, 2007 and 2006, respectively, were calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Dollars in millions, except per share data,
	shares in thousands)
Basic Earnings Per Share:
Weighted average number of common shares	548,385	536,882	545,136	538,409
Net income	$458	$429	$879	$860
Basic earnings per share	$.84	$.80	$1.61	$1.60
Diluted Earnings Per Share:
Weighted average number of common shares	548,385	536,882	545,136	538,409
Add:
Effect of dilutive equity awards	5,550	4,726	5,420	3,888
Weighted average number of diluted common shares	553,935	541,608	550,556	542,297
Net income	$458	$429	$879	$860
Diluted earnings per share	$.83	$.79	$1.60	$1.59

     For the three months ended June 30, 2007 and 2006 the number of antidilutive awards was 4.3 million and 11.2 million shares, respectively. For the six months ended June 30, 2007 and 2006 the number of antidilutive awards was 4.3 million and 8.4 million shares, respectively.

NOTE 9. Comprehensive Income (Loss)

     The balances in accumulated other comprehensive loss for the periods indicated are shown in the following tables:

	June 30, 2007
	Before-Tax	Tax	After-Tax
	Amount	Benefit	Amount
	(Dollars in millions)

Unrealized net losses on securities available for sale	$(548)	$(209)	$(339)
Unrecognized net pension and postretirement costs	(181)	(70)	(111)
Other	(4)	(2)	(2)
Total	$(733)	$(281)	$(452)

BB&T Corporation       Page 18       Second Quarter 2007 10-Q

	December 31, 2006
	Before-Tax	Tax	After-Tax
	Amount	Benefit	Amount
	(Dollars in millions)

Unrealized net losses on securities available for sale	$(391)	$(142)	$(249)
Unrecognized net pension and postretirement costs	(180)	(70)	(110)
Total	$(571)	$(212)	$(359)

          The following table reflects the components of total comprehensive income for the three and six month periods ended June 30, 2007 and 2006, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in millions)
Comprehensive income:
Net income	$458	$429	$879	$860
Other comprehensive income:
Net unrealized (losses) gains on securities	(161)	(85)	(90)	(197)
Net unrealized (losses) gains on cash flow hedges	(5)	(2)	(4)	1
Net change in pension liability	-	-	(1)	1
Net foreign currency translation adjustment	2	-	2	-
Total comprehensive income	$294	$342	$786	$665

BB&T Corporation       Page 19       Second Quarter 2007 10-Q

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

           The following tables disclose selected financial information with respect to BB&T’s reportable business segments for the periods indicated:

BB&T Corporation       Page 20       Second Quarter 2007 10-Q

BB&T Corporation
Reportable Segments
For the Three Months Ended June 30, 2007 and 2006
			Residential
	Banking Network		Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Net interest income (expense)	$571	$604	$253	$222	$91	$72	$168	$120	$4	$3
Net funds transfer pricing	281	221	(190)	(158)	(62)	(45)	(54)	(28)	-	(1)
Net interest income (expense)	852	825	63	64	29	27	114	92	4	2
Economic provision for loan and lease losses	37	35	2	2	5	5	44	30	-	-
Noninterest income	268	245	31	29	1	1	23	18	219	207
Intersegment net referral fees (expense)	66	58	(25)	(24)	(4)	(3)	-	-	-	-
Noninterest expense	366	350	15	13	6	5	50	40	158	152
Allocated corporate expenses	147	132	3	2	3	2	6	5	7	6
Income (loss) before income taxes	636	611	49	52	12	13	37	35	58	51
Provision (benefit) for income taxes	230	221	18	19	4	5	14	13	22	19
Segment net income (loss)	$406	$390	$31	$33	$8	$8	$23	$22	$36	$32
Identifiable segment assets (period end)	$57,755	$54,676	$17,580	$15,913	$5,711	$5,176	$5,438	$3,425	$1,241	$1,257

	Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Net interest income (expense)	$7	$3	$(21)	$(43)	$41	$41	$(148)	$(105)	$966	$917
Net funds transfer pricing	2	4	(56)	(5)	(34)	(28)	113	40	-	-
Net interest income (expense)	9	7	(77)	(48)	7	13	(35)	(65)	966	917
Economic provision for loan and lease losses	-	-	-	-	-	-	-	(14)	88	58
Noninterest income	142	129	29	28	26	20	(10)	(26)	729	651
Intersegment net referral fees (expense)	3	1	-	(1)	1	2	(41)	(33)	-	-
Noninterest expense	123	115	2	2	22	20	181	163	923	860
Allocated corporate expenses	8	7	1	2	2	3	(177)	(159)	-	-
Income (loss) before income taxes	23	15	(51)	(25)	10	12	(90)	(114)	684	650
Provision (benefit) for income taxes	8	5	(30)	(19)	1	-	(41)	(42)	226	221
Segment net income (loss)	$15	$10	$(21)	$(6)	$9	$12	$(49)	$(72)	$458	$429
Identifiable segment assets (period end)	$2,578	$1,808	$24,352	$22,817	$4,045	$3,950	$8,877	$7,262	$127,577	$116,284

(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation       Page 21       Second Quarter 2007 10-Q

BB&T Corporation
Reportable Segments
For the Six Months Ended June 30, 2007 and 2006
			Residential
	Banking Network		Mortgage Banking		Sales Finance		Specialized Lending		Insurance Services
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Net interest income (expense)	$1,143	$1,196	$495	$428	$178	$140	$331	$226	$8	$5
Net funds transfer pricing	536	429	(373)	(304)	(120)	(86)	(106)	(52)	(1)	(1)
Net interest income (expense)	1,679	1,625	122	124	58	54	225	174	7	4
Economic provision for loan and lease losses	73	70	4	4	10	9	87	61	-	-
Noninterest income	509	468	63	62	1	1	41	34	427	377
Intersegment net referral fees (expense)	120	112	(47)	(46)	(7)	(6)	-	-	-	-
Noninterest expense	723	685	30	26	12	11	99	76	312	306
Allocated corporate expenses	293	264	5	5	5	4	11	10	14	12
Income (loss) before income taxes	1,219	1,186	99	105	25	25	69	61	108	63
Provision (benefit) for income taxes	441	429	36	38	9	9	26	23	41	24
Segment net income (loss)	$778	$757	$63	$67	$16	$16	$43	$38	$67	$39
Identifiable segment assets (period end)	$57,755	$54,676	$17,580	$15,913	$5,711	$5,176	$5,438	$3,425	$1,241	$1,257

	Financial Services		Treasury		All Other Segments (1)		Parent/Reconciling Items		Total BB&T Corporation
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
	(Dollars in millions)

Net interest income (expense)	$14	$6	$(76)	$(72)	$72	$82	$(254)	$(197)	$1,911	$1,814
Net funds transfer pricing	4	8	(65)	(17)	(67)	(55)	192	78	-	-
Net interest income (expense)	18	14	(141)	(89)	5	27	(62)	(119)	1,911	1,814
Economic provision for loan and lease losses	-	-	-	1	-	-	(15)	(40)	159	105
Noninterest income	267	258	41	49	47	48	(15)	(38)	1,381	1,259
Intersegment net referral fees (expense)	6	3	-	(1)	1	4	(73)	(66)	-	-
Noninterest expense	241	228	4	5	45	39	340	303	1,806	1,679
Allocated corporate expenses	16	15	2	3	5	5	(351)	(318)	-	-
Income (loss) before income taxes	34	32	(106)	(50)	3	35	(124)	(168)	1,327	1,289
Provision (benefit) for income taxes	12	12	(62)	(39)	(6)	5	(49)	(72)	448	429
Segment net income (loss)	$22	$20	$(44)	$(11)	$9	$30	$(75)	$(96)	$879	$860
Identifiable segment assets (period end)	$2,578	$1,808	$24,352	$22,817	$4,045	$3,950	$8,877	$7,262	$127,577	$116,284

(1) Includes financial data from subsidiaries below the quantitative and qualitative thresholds requiring disclosure.

BB&T Corporation       Page 22       Second Quarter 2007 10-Q

NOTE 11. Equity-Based Compensation Plans

          BB&T has options, restricted shares of common stock and restricted share units outstanding from the following equity-based compensation plans: the 2004 Stock Incentive Plan (“2004 Plan”), the 1995 Omnibus Stock Incentive Plan, the Non-Employee Directors’ Stock Option Plan, and plans assumed from acquired entities. All plans generally allow for accelerated vesting of awards for holders who retire and have met all retirement eligibility requirements and in connection with certain other events. BB&T’s shareholders have approved all equity-based compensation plans with the exception of plans assumed from acquired companies. As of June 30, 2007, the 2004 Plan is the only plan that has awards available for future grants. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, for further disclosures related to equity-based awards issued by BB&T.

          BB&T measures the fair value of each option award on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants awarded in the first six months of 2007.

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

          The following table details the activity during the first six months of 2007 related to stock options awarded by BB&T:

	For the Six Months Ended
	June 30, 2007
		Wtd. Avg.
		Exercise
	Shares	Price

Outstanding at beginning of period	35,680,477	$35.30
Issued in purchase transactions	573,506	23.06
Granted	4,782,605	44.15
Exercised	(1,700,592)	28.56
Forfeited or expired	(339,731)	38.67
Outstanding at end of period	38,996,265	$36.47

Exercisable at end of period	23,206,077	$34.15

BB&T Corporation       Page 23       Second Quarter 2007 10-Q

          The following table details the activity during the first six months of 2007 related to restricted shares and restricted share units awarded by BB&T:

	For the Six Months Ended
	June 30, 2007
		Wtd. Avg.
		Grant Date
	Shares	Fair Value
Nonvested at beginning of period	2,430,052	$32.15
Granted	1,873,874	34.45
Vested	(33,699)	32.92
Forfeited	(101,155)	31.66
Nonvested at end of period	4,169,072	$33.17

NOTE 12. FIN 48

          BB&T adopted FIN 48 on January 1, 2007. Upon adoption, BB&T recorded a charge to retained earnings of $119 million as a cumulative effect of a change in accounting principle. As of January 1, 2007, BB&T had recorded $181 million of unrecognized federal and state tax benefits, which would have reduced the effective tax rate if recognized. In addition, the Company had $209 million in liabilities for tax-related interest and penalties recorded on its Consolidated Balance Sheets. Of this amount, $191 million was utilized during the first six months of 2007. BB&T classifies interest and penalties related to income taxes as a component of the provision for income taxes in the Consolidated Statements of Income.

          As previously disclosed, BB&T paid $1.2 billion to the Internal Revenue Service (“IRS”) during the first quarter of 2007, including $284 million in pre-tax interest that had been previously accrued. The tax paid relates to differences in the timing of income recognition and deductions for income tax purposes for which deferred taxes had been previously provided.

          Also, during the first quarter of 2007, BB&T paid $50 million ($33 million, net of federal benefit), including tax of $40 million and interest and penalties of $10 million in conjunction with an agreement with a state taxing authority. The agreement covered tax years through 2005 and also established the future filing methodology for that state taxing authority. These amounts were previously accrued.

          BB&T does not anticipate any other significant changes to its total unrecognized tax benefits within the next 12 months.

          The IRS has completed its federal tax examinations through 2001 and is currently examining 2002-2005. The IRS has proposed no significant adjustments other than those related to leveraged lease transactions. Various years remain subject to examination by state taxing authorities.

Back to Index

BB&T Corporation       Page 24       Second Quarter 2007 10-Q

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

  competitive pressures among depository and other financial institutions may increase significantly;
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
  adverse changes may occur in the securities markets;
  competitors of BB&T may have greater financial resources and develop products that enable them to compete more successfully than BB&T;
  costs or difficulties related to the integration of the businesses of BB&T and its merger partners may be greater than expected;
  expected cost savings associated with completed mergers may not be fully realized or realized within the expected time frames; and
  deposit attrition, customer loss and/or revenue loss following completed mergers may be greater than expected.

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

BB&T Corporation       Page 25       Second Quarter 2007 10-Q

Critical Accounting Policies

          The accounting and reporting policies of BB&T Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. BB&T’s financial position and results of operations are affected by management’s application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues and expenses. Different assumptions in the application of these policies could result in material changes in BB&T’s consolidated financial position and/or consolidated results of operations and related disclosures. The more critical accounting and reporting policies include BB&T’s accounting for the allowance for loan and lease losses and reserve for unfunded lending commitments, valuation of mortgage servicing rights, intangible assets and other purchase accounting related adjustments associated with mergers and acquisitions, costs and benefit obligations associated with BB&T’s pension and postretirement benefit plans, and income taxes. Understanding BB&T’s accounting policies is fundamental to understanding BB&T’s consolidated financial position and consolidated results of operations. Accordingly, BB&T’s significant accounting policies and changes in accounting principles are discussed in detail in Note 1 of the “Notes to Consolidated Financial Statements” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

 BB&T Corporation       Page 26       Second Quarter 2007 10-Q

     Intangible Assets

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

Back to Index

BB&T Corporation       Page 27       Second Quarter 2007 10-Q

EXECUTIVE SUMMARY

          BB&T’s total assets at June 30, 2007 were $127.6 billion, an increase of $6.2 billion, or 5.1%, from December 31, 2006. The asset category that experienced the largest increase was loans and leases, including loans held for sale, which grew $5.0 billion, or 5.9%, during the first six months of 2007.

          Total deposits at June 30, 2007, were $84.1 billion, an increase of $3.1 billion, or 3.8%, from December 31, 2006. Long-term debt increased $2.4 billion, or 15.1%, and shorter-term borrowings increased $1.3 billion, or 16.4%, during the first six months of 2007. Total shareholders’ equity increased $380 million compared to December 31, 2006.

          Consolidated net income for the second quarter of 2007 totaled $458 million, an increase of 6.8% compared to $429 million earned during the second quarter of 2006. On a diluted per share basis, earnings for the three months ended June 30, 2007 were $.83, compared to $.79 for the same period in 2006, an increase of 5.1% . BB&T’s results of operations for the second quarter of 2007 produced an annualized return on average assets of 1.47% and an annualized return on average shareholders’ equity of 15.18% compared to prior year ratios of 1.53% and 15.34%, respectively.

          Consolidated net income for the first six months of 2007 totaled $879 million, an increase of 2.2% compared to $860 million earned during the first six months of 2006. On a diluted per share basis, earnings for the six months ended June 30, 2007 were $1.60, compared to $1.59 for the same period in 2006, an increase of .6%. BB&T’s results of operations for the first six months of 2007 produced an annualized return on average assets of 1.44% and an annualized return on average shareholders’ equity of 15.00% compared to prior year ratios of 1.57% and 15.53%, respectively.

          Results during the second quarter of 2007 reflect continued solid loan and deposit growth, record noninterest income, and healthy asset quality. BB&T’s net interest margin declined six basis points during the second quarter of 2007 compared to the first quarter primarily due to the replacement of lower-rate private long-term funding with higher-rate hybrid capital and yield pressures on the Corporation’s insurance premium finance businesses. BB&T produced positive operating leverage for the third consecutive quarter through a combination of higher revenues and improved expense control.

          On January 2, 2007, BB&T completed its acquisition of insurance premium finance company AFCO Credit Corporation and its Canadian affiliate, CAFO, Inc (collectively, “AFCO”). The acquisition has significantly strengthened BB&T’s insurance premium finance franchise in the United States, as well as provided entry into Canada.

BB&T Corporation       Page 28       Second Quarter 2007 10-Q

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

          Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, for additional information with respect to BB&T’s recent accomplishments and significant challenges. The factors causing the fluctuations in the major balance sheet and income statement categories for the second quarter and first six months of 2007 are further discussed in the following sections.

Back to Index

ANALYSIS OF FINANCIAL CONDITION

Securities

          Securities available for sale totaled $22.3 billion at June 30, 2007, an increase of $1.5 billion, or 7.4%, compared with December 31, 2006. Securities available for sale had net unrealized losses, net of deferred income taxes, of $339 million and $249 million at June 30, 2007 and December 31, 2006, respectively. Trading securities totaled $1.1 billion, down $1.1 billion, or 50.3%, compared to the balance at December 31, 2006. The decline in the trading portfolio was largely the result of a $1.1 billion purchase of municipal securities executed late in 2006, which matured early in 2007. BB&T’s trading portfolio may fluctuate significantly from period to period based on market conditions, which affect the timing of purchases and sales of securities classified as trading.

          Average total securities for the first six months of 2007 totaled $22.5 billion, an increase of $1.5 billion, or 7.1%, compared to the average balance during the first six months of 2006. Average total securities for the second quarter of 2007 amounted to $23.1 billion, an increase of $2.0 billion, or 9.7%, compared to the average balance during the second quarter of 2006. The increase in securities was the result of a combination of factors, including an increase in funds allocated to the securities portfolio as a result of the acquisitions of Main Street Banks, Inc. (“Main Street”), First Citizens Bancorp (“First Citizens”) and Coastal.

          The annualized fully taxable equivalent (“FTE”) yield on the average securities portfolio for the second quarter of 2007 was 4.94%, which represents an increase of 61 basis points compared to the annualized yield earned during the second quarter of 2006. For the first six months, the annualized FTE yield was 5.00%, which represents a 64 basis point increase compared to the annualized interest earned during the same period of 2006. The fluctuations in the annualized FTE yield on the average securities portfolio were primarily the result of changes in the overall composition of the securities portfolio with a higher percentage of higher-yielding mortgage-backed securities and other higher-yielding securities, which primarily consist of privately-issued mortgage-backed securities.

BB&T Corporation       Page 29       Second Quarter 2007 10-Q

          On June 30, 2007, BB&T held certain investment securities having continuous unrealized loss positions for more than 12 months. As of June 30, 2007, the unrealized losses on these securities totaled $474 million. Substantially all of these investments were in U.S. government-sponsored entity securities and mortgage-backed securities, which primarily consist of securities issued by the Federal Farm Credit Bureau, the Federal Home Loan Bank System, the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These agencies are rated AAA and the unrealized losses are the result of increases in market interest rates rather than changes in the underlying credit quality of the issuers. At June 30, 2007, BB&T had the ability and intent to retain these securities for a period of time sufficient to recover all unrealized losses. Accordingly, BB&T has not recognized any other-than-temporary impairment in connection with these securities.

Loans and Leases

          BB&T emphasizes commercial lending to small and medium-sized businesses, consumer lending, mortgage lending and specialized lending with an overall goal of maximizing the profitability of the loan portfolio, maintaining strong asset quality and achieving an equal mix of consumer and commercial loans. For the second quarter of 2007, average total loans were $86.9 billion, an increase of $9.0 billion, or 11.5%, compared to the same period in 2006. For the first six months of 2007, average total loans were $85.9 billion, an increase of $9.2 billion, or 12.0%, compared to the same period in 2006.

          The following tables present the composition of average loans and leases for the second quarter and the six months ended June 30, 2007 and 2006, respectively:

BB&T Corporation       Page 30       Second Quarter 2007 10-Q

Table 1
Composition of Average Loans and Leases

	For the Three Months Ended
	June 30, 2007		June 30, 2006
	Balance	% of total	Balance	% of total
	(Dollars in millions)

Commercial loans and leases	$41,935	48.2%	$38,175	48.9%
Direct retail loans	15,438	17.8	14,718	18.9
Sales finance loans	5,823	6.7	5,242	6.7
Revolving credit loans	1,417	1.6	1,308	1.7
Consumer loans	22,678	26.1	21,268	27.3
Mortgage loans	17,231	19.8	15,351	19.7
Specialized lending loans	5,095	5.9	3,184	4.1
Total average loans and leases	$86,939	100.0%	$77,978	100.0%

	For the Six Months Ended
	June 30, 2007		June 30, 2006
	Balance	% of total	Balance	% of total
	(Dollars in millions)

Commercial loans and leases	$41,531	48.4%	$37,538	49.0%
Direct retail loans	15,355	17.9	14,609	19.0
Sales finance loans	5,779	6.7	5,229	6.8
Revolving credit loans	1,402	1.6	1,313	1.7
Consumer loans	22,536	26.2	21,151	27.5
Mortgage loans	16,858	19.6	15,010	19.6
Specialized lending loans	4,997	5.8	3,018	3.9
Total average loans and leases	$85,922	100.0%	$76,717	100.0%

          The slight fluctuation in the mix of the loan portfolio during the second quarter and the first six months of 2007 compared to the same period of 2006 was primarily due to increased growth in the specialized lending portfolio, which grew at a faster pace than the consumer portfolio. The slower growth in the consumer portfolio was the result of decreased demand for home equity loans. The growth in loans generated by the specialized lending group was aided by the acquisition of AFCO, which added approximately $1.2 billion in loans, and strong internal loan growth. In addition, growth in the commercial portfolio has slowed somewhat, primarily due to a slowdown in commercial real estate lending, which has been offset by stronger growth in the commercial and industrial loans.

BB&T Corporation       Page 31       Second Quarter 2007 10-Q

          The annualized FTE yields on commercial, consumer, mortgage and specialized lending subsidiary loans for the first six months of 2007 were 7.90%, 7.52%, 5.93%, and 13.49%, respectively, resulting in an annualized yield on the total loan portfolio of 7.74%. This reflects an increase of 41 basis points in the annualized yield on the total loan portfolio during the first six months of 2007 compared to the same period in 2006. The annualized FTE yield for the total loan portfolio for the second quarter of 2007 was 7.75% compared to 7.47% in the second quarter of 2006. These increases in the FTE yield on the loan portfolio were primarily the result of the repricing of maturing loans with lower yields that were replaced with higher-yielding loans and leases. The prime rate, which is the basis for pricing many commercial and consumer loans, averaged 8.25% for the three and six months ended June 30, 2007, compared to 7.90% and 7.66% for the three and six months ended June 30, 2006, respectively. The prime rate was last increased on June 28, 2006 to 8.25%, after the Federal Reserve increased the federal funds target rate to 5.25% . The rise in short-term interest rates, however, was not matched by a similar rise in long-term interest rates. Therefore, mortgage rates, which are influenced by long-term interest rates in the marketplace, increased at a slower pace than other categories of loans compared to last year. In addition, the FTE yield on the total loan portfolio was positively affected by a change in the mix of loans, with a higher percentage of higher-yielding loans originated in the specialized lending group in 2007 compared to 2006.

Other Interest-Earning Assets

          Federal funds sold and securities purchased under resale agreements or similar arrangements totaled $389 million at June 30, 2007, an increase of $136 million, or 53.8%, compared to December 31, 2006. Interest-bearing deposits with banks increased $170 million, or 39.1%, compared to year-end 2006. These categories of earning assets are subject to large daily fluctuations based on the availability of these types of funds. The average yield on other interest earning assets was 5.12% for the first six months of 2007, compared to 4.02% for the same period in 2006. The average yield on other interest-earning assets was 5.26% for the second quarter of 2007, compared to 4.23% for the same period in 2006. The higher yield was primarily the result of the increase in the federal funds target rate.

Goodwill and Other Assets

          BB&T’s other noninterest-earning assets, excluding premises and equipment and noninterest-bearing cash and due from banks, increased $741 million from December 31, 2006 to June 30, 2007. The growth in this category included an increase in goodwill of $287 million, which resulted primarily from the acquisition of Coastal and certain contingent payments related to prior acquisitions. In addition, residential mortgage servicing rights increased $93 million compared to the balance at December 31, 2006. The increase in residential mortgage servicing rights primarily resulted from changes in the value due to an increase in mortgage rates available in the marketplace at June 30, 2007, compared to December 31, 2006 and growth in the portfolio of loans serviced for others.

Deposits

          Client deposits generated through the BB&T banking network are the largest source of funds used to support asset growth. Deposits totaled $84.1 billion at June 30, 2007, an increase of $3.1 billion, or 3.8%, from December 31, 2006.

BB&T Corporation       Page 32       Second Quarter 2007 10-Q

          Average deposits for the first six months of 2007 increased $7.3 billion, or 9.8%, to $82.2 billion compared to the first six months of 2006. The categories of deposits with the highest average rates of growth for the first half of 2007 compared to the same period of 2006 were client certificates of deposit, which increased $4.7 billion, or 22.8%; interest checking, which increased $277 million, or 13.4%; and other client deposits, which includes money rate savings accounts, investor deposit accounts, savings accounts, individual retirement accounts and other time deposits, which increased $2.9 billion, or 9.4% . In addition, noninterest-bearing deposits increased $125 million, or 1.0%, while other interest-bearing deposits, which consist of negotiable certificates of deposit and Eurodollar deposits, decreased $691 million, or 8.3%, for the first six months of 2007 compared to the same period in 2006.

          Average deposits for the second quarter of 2007 increased $6.3 billion, or 8.4%, compared to the same period in 2006. The categories of deposits with the highest growth for the second quarter of 2007 compared to the second quarter of 2006 were client certificates of deposit, which increased $4.3 billion, or 19.8%; interest checking, which increased $253 million, or 11.3%; and other client deposits, which increased $3.1 billion, or 9.9% . In addition, noninterest-bearing deposits increased $154 million, or 1.2%, while other interest-bearing deposits decreased $1.4 billion, or 18.3%, for the second quarter of 2007 compared to the same period in 2006. The increases in client certificates of deposit were primarily due to a decision by management during 2006 to more aggressively pursue these types of funding sources to provide for strong loan growth and to fuel organic growth initiatives.

          The following table presents the composition of average deposits for the second quarter and the six months ended June 30, 2007 and 2006:

BB&T Corporation       Page 33       Second Quarter 2007 10-Q

Table 2
Composition of Average Deposits

	For the Three Months Ended
	June 30, 2007		June 30, 2006
	Balance	% of total	Balance	% of total
	(Dollars in millions)

Noninterest-bearing deposits	$13,367	16.3%	$13,213	17.5%
Interest checking	2,487	3.0	2,234	3.0
Other client deposits	33,860	41.4	30,809	40.7
Client certificates of deposit	25,919	31.6	21,627	28.6
Total client deposits	75,633	92.3	67,883	89.8
Other interest-bearing deposits	6,326	7.7	7,743	10.2
Total average deposits	$81,959	100.0%	$75,626	100.0%

	For the Six Months Ended
	June 30, 2007		June 30, 2006
	Balance	% of total	Balance	% of total
	(Dollars in millions)

Noninterest-bearing deposits	$13,158	16.0%	$13,033	17.4%
Interest checking	2,348	2.9	2,071	2.8
Other client deposits	33,628	40.9	30,748	41.0
Client certificates of deposit	25,498	31.0	20,766	27.7
Total client deposits	74,632	90.8	66,618	88.9
Other interest-bearing deposits	7,607	9.2	8,298	11.1
Total average deposits	$82,239	100.0%	$74,916	100.0%

          The change in deposit mix is primarily due to a shift from lower yielding products, such as noninterest-bearing accounts, to higher yielding certificates of deposit as clients continue to migrate towards these products due to the higher rate environment. This also reflects management’s decision last year to more aggressively pursue retail deposits through BB&T’s branch delivery network, which reduces the Corporation’s reliance on other interest-bearing deposits.

          For the first six months of 2007, the annualized average rate paid on total interest-bearing deposits was 3.75%, an increase of 70 basis points compared to the first six months of 2006. For the second quarter of 2007, the annualized average rate paid on total interest-bearing deposits was 3.73% compared to 3.20% in the same period last year. The increase in the average rate paid on interest-bearing deposits resulted primarily from the higher interest rate environment that existed during the first six months of 2007 compared to 2006, competition in the pricing of deposit products and a shift in the deposit mix to higher yield products.

BB&T Corporation       Page 34       Second Quarter 2007 10-Q

Borrowings

          While client deposits remain the primary source for funding loan originations and other balance sheet growth, management uses shorter-term borrowings as a supplementary funding source for loan growth. Shorter-term borrowings utilized by BB&T include federal funds purchased, securities sold under repurchase agreements, master notes, U.S. Treasury tax and loan deposit notes, and short-term bank notes. At June 30, 2007, shorter-term borrowings totaled $9.4 billion, an increase of $1.3 billion, or 16.4%, compared to December 31, 2006. The increase in these funds compared to December 31, 2006 was primarily due to a $1.1 billion increase in short-term bank notes, which were generated by a new funding program in BB&T’s Capital Markets Group. This new program provides attractive rates and an alternative source of funding.

          The average annualized rate paid on shorter-term borrowed funds was 4.58% for the first six months of 2007, an increase of 44 basis points from the average rate of 4.14% paid during the comparable period of 2006. For the second quarter of 2007, the average rate paid on shorter-term borrowings was 4.55% compared to 4.30% during the second quarter of 2006. The higher rates paid on shorter-term borrowed funds were primarily the result of the increases in the Federal funds rate over the same time periods.

          BB&T also utilizes long-term debt for a variety of funding needs, including the repurchase of common stock and to supplement levels of regulatory capital. Long-term debt consists of FHLB advances to BB&T’s banking subsidiary, corporate subordinated notes, senior and subordinated notes issued by Branch Bank, junior subordinated debentures issued by BB&T and certain private borrowings by Branch Bank. Long-term debt totaled $18.3 billion at June 30, 2007, an increase of $2.4 billion, or 15.1%, from the balance at December 31, 2006. The increase primarily resulted from a $4.0 billion fixed-rate private financing by BB&T’s banking subsidiary that matures in 2010, which was partially offset by the repayment of $1.5 billion in private financing that was scheduled to mature in the third quarter of 2007. The fixed interest rate on the new $4.0 billion borrowing was swapped to a floating rate during the first quarter of 2007.

           In addition, BB&T and Branch Bank issued new long-term debt during the second quarter of 2007 that provide additional regulatory capital. In June 2007, BB&T issued $600 million of capital securities, through a statutory business trust created under the laws of the State of Delaware, which was formed by BB&T for the sole purpose of issuing the capital securities and investing the proceeds thereof in junior subordinated debentures issued by BB&T. BB&T has made guarantees which, taken collectively, fully, irrevocably, and unconditionally guarantee, on a subordinated basis, all of obligations under the trust and capital securities. The capital securities qualify for Tier 1 regulatory capital treatment and have a scheduled maturity on June 12, 2057 and a final repayment date of June 12, 2077. BB&T is required to use all commercially reasonable efforts, subject to certain market disruption events, to sell adequate qualifying capital securities to permit repayment of the securities in full on the scheduled maturity date. In May 2007, Branch Bank issued $300 million of floating-rate subordinated notes due in 2017 that qualify for Tier II capital treatment. The proceeds from these issuances, along with other funding sources, were used to repay other long-term debt issuances of $2.5 billion during the second quarter of 2007.

BB&T Corporation       Page 35       Second Quarter 2007 10-Q

          The average annualized rate paid on long-term debt for the second quarter of 2007 was 5.51%, an increase of 47 basis points compared to the second quarter of 2006. For the first six months of 2007, the average rate paid on long-term debt was 5.42% compared to 4.91% during the same period in 2006. The increase in the cost of long-term funds resulted from replacing lower-rate private long-term funding, which was repaid in the second quarter of 2007, with a higher-rate hybrid capital issue, as well as increases in short-term rates in the current year compared to the prior year. The rise in short-term rates resulted in increases in the effective rates paid on the portion of BB&T’s long-term debt that was issued as a floating-rate instrument or swapped to a floating rate.

Asset Quality

          BB&T’s credit quality remains healthy. Nonperforming assets, which are composed of foreclosed real estate, repossessions, nonaccrual loans and restructured loans, totaled $423 million at June 30, 2007, compared to $349 million at December 31, 2006. As a percentage of loans and leases plus foreclosed property, nonperforming assets were .48% at June 30, 2007 and .42% at December 31, 2006. Loans 90 days or more past due and still accruing interest totaled $108 million at June 30, 2007, compared to $102 million at year-end 2006. The increase includes approximately $12 million in nonperforming assets from Coastal.

          BB&T’s net charge-offs totaled $76 million for the second quarter and amounted to .35% of average loans and leases, on an annualized basis, compared to $45 million, or .23%, of average loans and leases, on an annualized basis, in the corresponding period in 2006. For the six months ended June 30, 2007 and 2006, net charge-offs totaled $137 million and $93 million, respectively, and represented .32% and .24%, respectively, of average loans and leases on an annualized basis. The 2007 second quarter and year-to-date net charge-offs include a $9 million loss resulting from an external fraud. BB&T’s total exposure to this situation is approximately $21 million, which includes the amount already charged-off.

          The allowance for credit losses, which totaled $926 million and $888 million at June 30, 2007 and December 31, 2006, respectively, consists of the allowance for loan and lease losses, which is presented on the Consolidated Balance Sheets, and the reserve for unfunded lending commitments, which is included in other liabilities on the Consolidated Balance Sheets. The allowance for loan and lease losses totaled $920 million at June 30, 2007, compared to $888 million at December 31, 2006. This amounted to 1.04% of loans and leases outstanding at June 30, 2007, compared to 1.06% at year-end 2006.

          Asset quality statistics for the last five calendar quarters are presented in the accompanying tables.

BB&T Corporation       Page 36       Second Quarter 2007 10-Q

Table 3 - 1
Asset Quality Analysis

	For the Three Months Ended
	6/30/07	3/31/07	12/31/06	9/30/06	6/30/06
	(Dollars in millions)
Allowance For Credit Losses
Beginning balance	$901	$888	$884	$871	$833
Allowance for acquired (sold) loans, net	13	3	(1)	6	25
Provision for credit losses	88	71	73	62	58
Charge-offs
Commercial loans and leases	(11)	(10)	(15)	(10)	(7)
Direct retail loans	(22)	(12)	(13)	(12)	(12)
Sales finance loans	(6)	(6)	(5)	(5)	(5)
Revolving credit loans	(12)	(12)	(12)	(11)	(11)
Mortgage loans	(2)	(1)	(2)	(1)	(1)
Specialized lending	(40)	(41)	(36)	(31)	(26)
Total charge-offs	(93)	(82)	(83)	(70)	(62)
Recoveries
Commercial loans and leases	4	8	3	4	5
Direct retail loans	3	4	3	3	3
Sales finance loans	2	2	2	2	2
Revolving credit loans	3	3	3	3	3
Mortgage loans	-	-	-	-	1
Specialized lending	5	4	4	3	3
Total recoveries	17	21	15	15	17
Net charge-offs	(76)	(61)	(68)	(55)	(45)
Ending balance	$926	$901	$888	$884	$871
Nonperforming Assets
Nonaccrual loans and leases
Commercial loans and leases	$178	$148	$129	$124	$126
Direct retail loans	43	43	39	38	39
Sales finance loans	4	1	2	2	3
Revolving credit loans	-	-	-	-	-
Mortgage loans	63	51	53	50	47
Specialized lending	36	33	37	31	24
Total nonaccrual loans and leases	324	276	260	245	239
Foreclosed real estate	61	56	54	55	56
Other foreclosed property	37	35	35	30	24
Restructured loans	1	-	-	1	-
Total nonperforming assets	$423	$367	$349	$331	$319
Loans 90 days or more past due
and still accruing
Commercial loans and leases	$18	$18	$14	$8	$19
Direct retail loans	17	13	20	17	17
Sales finance loans	12	16	17	13	12
Revolving credit loans	6	7	6	6	5
Mortgage loans	48	39	37	36	32
Specialized lending	7	10	8	7	6
Total loans 90 days or more past due
and still accruing	$108	$103	$102	$87	$91

BB&T Corporation       Page 37       Second Quarter 2007 10-Q

Table 3 - 2
Asset Quality Ratios

	For the Three Months Ended
	6/30/07		3/31/07		12/31/06		9/30/06		6/30/06
Loans 90 days or more past due and still
accruing as a percentage of total loans
and leases	.12%		.12%		.12%		.11%		.11%
Nonaccrual and restructured loans and leases
as a percentage of total loans and leases	.37		.32		.31		.30		.30
Total nonperforming assets as a percentage of:
Total assets	.33		.30		.29		.28		.27
Loans and leases plus foreclosed property	.48		.43		.42		.40		.40
Net charge-offs as a percentage of
average loans and leases	.35		.29		.33		.27		.23
Allowance for loan and lease losses as a
percentage of loans and leases	1.04		1.05		1.06		1.08		1.08
Allowance for loan and lease losses as a
percentage of loans and leases
held for investment	1.05		1.06		1.07		1.09		1.09
Ratio of allowance for loan and lease losses to:
Net charge-offs	3.04	x	3.58	x	3.29	x	4.07	x	4.78	x
Nonaccrual and restructured loans and leases	2.83		3.24		3.41		3.59		3.63

Note: All items referring to loans and leases include loans held for sale and are net of unearned income. Applicable ratios are annualized.

Back to Index

ANALYSIS OF RESULTS OF OPERATIONS

          Consolidated net income for the second quarter of 2007 totaled $458 million, an increase of $29 million, or 6.8%, compared to $429 million earned during the second quarter of 2006. On a diluted per share basis, earnings for the three months ended June 30, 2007 were $.83, an increase of 5.1% compared to $.79 for the same period in 2006. BB&T’s results of operations for the second quarter of 2007 produced an annualized return on average assets of 1.47% and an annualized return on average shareholders’ equity of 15.18%, compared to prior year ratios of 1.53% and 15.34%, respectively.

          Consolidated net income for the first six months of 2007 totaled $879 million, an increase of 2.2% compared to $860 million earned during the same period of 2006. On a diluted per share basis, earnings for the first six months of 2007 and 2006 were $1.60 and $1.59, respectively, which represents an increase of .6%. BB&T’s results of operations for the first six months of 2007 produced an annualized return on average assets of 1.44% and an annualized return on average shareholders’ equity of 15.00% compared to prior year ratios of 1.57% and 15.53%, respectively.

          The following table sets forth selected financial ratios for the last five calendar quarters. BB&T’s fourth quarter 2006 results were negatively affected by an additional tax provision of $139 million, and securities losses of $47 million, after-tax, resulting from a securities portfolio restructuring. Please refer to the section titled “Fourth Quarter Results” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, for a more detailed discussion of these items.

BB&T Corporation       Page 38       Second Quarter 2007 10-Q

Table 4
Annualized
Profitability Measures

	2007			2006
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Return on average assets	1.47%	1.41%	.84%	1.42%	1.53%
Return on average shareholders' equity	15.18	14.81	8.33	14.39	15.34
Net interest margin (taxable equivalent)	3.55	3.61	3.70	3.68	3.76

Net Interest Income and Net Interest Margin

          Net interest income on an FTE basis was $985 million for the second quarter of 2007 compared to $939 million for the same period in 2006, an increase of $46 million, or 4.9% . For the quarter ended June 30, 2007, average earning assets increased $11.0 billion, or 11.0%, compared to the same period of 2006, while average interest-bearing liabilities increased $12.3 billion, or 14.7%, and the net interest margin decreased from 3.76% in the second quarter of 2006 to 3.55% in the current quarter. For the first six months of 2007, net interest income on an FTE basis was $1.9 billion, an increase of 4.8% compared to the same period in 2006. Average earning assets for the first six months of 2007 were $109.3 billion, an increase of 10.9% compared to the prior year average of $98.6 billion, while average interest-bearing liabilities increased $12.2 billion, or 14.8%, compared to the first six months of 2006. The net interest margin for the first six months of 2007 was 3.58%, a decrease of 21 basis points compared to 3.79% during the first half of 2006. The decline in the net interest margin during 2007 compared to 2006 was negatively affected by additional funding costs associated with a payment to the IRS that was made in January 2007 as described in the “Provision for Income Taxes” section below. In addition, the net interest margin has been reduced in recent periods due to the shape of the yield curve, which has resulted in an increase in funding costs that has outpaced the rise in yields on earning assets.

          The following tables set forth the major components of net interest income and the related annualized yields and rates for the second quarter and the first six months of 2007 compared to the same periods in 2006, as well as the variances between the periods caused by changes in interest rates versus changes in volumes.

BB&T Corporation       Page 39       Second Quarter 2007 10-Q

Table 5-1
FTE Net Interest Income and Rate / Volume Analysis
For the Three Months Ended June 30, 2007 and 2006

	Average Balances		Annualized Yield / Rate		Income/Expense		Increase	Change due to
	2007	2006	2007	2006	2007	2006	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. Treasury securities	$84	$126	4.53%	3.19%	$1	$1	$-	$-	$-
U.S. government-sponsored entity securities (6)	10,475	11,928	4.60	3.96	121	118	3	18	(15)
Mortgage-backed securities	8,303	6,579	5.02	4.83	103	80	23	3	20
States and political subdivisions	598	616	6.87	6.84	11	11	-	-	-
Other securities	2,489	966	5.94	5.25	36	12	24	2	22
Trading securities	1,175	866	4.36	2.94	13	6	7	4	3
Total securities (5)	23,124	21,081	4.94	4.33	285	228	57	27	30
Other earning assets (2)	967	969	5.26	4.23	13	10	3	3	-
Loans and leases, net
of unearned income (1)(3)(4)(5)	86,939	77,978	7.75	7.47	1,682	1,452	230	56	174

Total earning assets	111,030	100,028	7.14	6.77	1,980	1,690	290	86	204

Non-earning assets	13,818	12,355

Total assets	$124,848	$112,383

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,487	$2,234	2.30	1.78	$14	$9	$5	$4	$1
Other client deposits	33,860	30,809	2.85	2.29	241	176	65	46	19
Client certificates of deposit	25,919	21,627	4.63	3.99	300	215	85	38	47
Other interest-bearing deposits	6,326	7,743	5.34	5.00	84	96	(12)	7	(19)

Total interest-bearing deposits	68,592	62,413	3.73	3.20	639	496	143	95	48
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	9,000	7,507	4.55	4.30	102	81	21	5	16
Long-term debt	18,471	13,826	5.51	5.04	254	174	80	17	63

Total interest-bearing liabilities	96,063	83,746	4.15	3.60	995	751	244	117	127

Noninterest-bearing deposits	13,367	13,213
Other liabilities	3,305	4,203
Shareholders' equity	12,113	11,221

Total liabilities and
shareholders' equity	$124,848	$112,383
Average interest rate spread			2.99	3.17
Net interest margin			3.55%	3.76%	$985	$939	$46	$(31)	$77

Taxable equivalent adjustment					$19	$22

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

BB&T Corporation       Page 40       Second Quarter 2007 10-Q

Table 5-2
FTE Net Interest Income and Rate / Volume Analysis
For the Six Months Ended June 30, 2007 and 2006

	Average Balances		Annualized Yield / Rate		Income / Expense		Increase	Change due to
	2007	2006	2007	2006	2007	2006	(Decrease)	Rate	Volume
	(Dollars in millions)
Assets
Securities, at amortized cost (1):
U.S. Treasury securities	$85	$125	4.50%	3.15%	$2	$2	$-	$1	$(1)
U.S. government-sponsored entity securities (6)	10,096	11,934	4.50	3.96	227	236	(9)	30	(39)
Mortgage-backed securities	8,256	6,584	5.05	4.82	208	159	49	8	41
States and political subdivisions	573	627	6.86	6.83	20	22	(2)	-	(2)
Other securities	2,433	940	6.47	5.62	78	26	52	5	47
Trading securities	1,059	808	5.04	3.29	27	13	14	9	5
Total securities (5)	22,502	21,018	5.00	4.36	562	458	104	53	51
Other earning assets (2)	904	874	5.12	4.02	23	17	6	5	1
Loans and leases, net
of unearned income (1)(3)(4)(5)	85,922	76,717	7.74	7.33	3,304	2,793	511	163	348

Total earning assets	109,328	98,609	7.16	6.67	3,889	3,268	621	221	400

Non-earning assets	13,633	12,158

Total assets	$122,961	$110,767

Liabilities and Shareholders' Equity
Interest-bearing deposits:
Interest-checking	$2,348	$2,071	2.34	1.59	$27	$16	11	9	2
Other client deposits	33,628	30,748	2.84	2.16	473	329	144	111	33
Client certificates of deposit	25,498	20,766	4.62	3.83	584	395	189	90	99
Other interest-bearing deposits	7,607	8,298	5.34	4.75	202	195	7	24	(17)

Total interest-bearing deposits	69,081	61,883	3.75	3.05	1,286	935	351	234	117
Federal funds purchased, securities sold
under repurchase agreements and
short-term borrowed funds	8,317	7,098	4.58	4.14	189	146	43	17	26
Long-term debt	17,286	13,471	5.42	4.91	466	329	137	37	100

Total interest-bearing liabilities	94,684	82,452	4.13	3.45	1,941	1,410	531	288	243

Noninterest-bearing deposits	13,158	13,033
Other liabilities	3,300	4,104
Shareholders' equity	11,819	11,178

Total liabilities and
shareholders' equity	$122,961	$110,767
Average interest rate spread			3.03	3.22
Net interest margin			3.58%	3.79%	$1,948	$1,858	$90	$(67)	$157

Taxable equivalent adjustment					$37	$44

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

BB&T Corporation       Page 41       Second Quarter 2007 10-Q

Provision for Credit Losses

          The provision for credit losses totaled $88 million for the second quarter of 2007, compared to $58 million for the second quarter of 2006. For the first six months of 2007, the provision for credit losses totaled $159 million, an increase of $54 million, or 51.4%, compared to the provision of $105 million for the same period in 2006. The increases in the provision for credit losses were driven primarily by strong growth in the lending portfolio compared to last year and an increase in net charge-offs. Net charge-offs have risen due to a higher percentage of specialized lending loans in 2007 compared to 2006. Specialized lending loans have higher losses, but also produce a higher yield. Net charge-offs were .35% of average loans and leases for the second quarter of 2007 compared to .23% of average loans and leases for the same period in 2006. The allowance for loan and lease losses was 1.04% of loans and leases outstanding and was 2.83x total nonaccrual and restructured loans and leases at June 30, 2007, compared to 1.08% and 3.63x, respectively, at June 30, 2006.

Noninterest Income

          Noninterest income as a percentage of total revenues has increased in recent years due to BB&T’s emphasis on growing and expanding its fee-based businesses. Fee-based service revenues lessen BB&T’s dependence on traditional spread-based interest income and are a relatively stable revenue source during periods of changing interest rates. Noninterest income for the three months ended June 30, 2007 totaled $729 million, compared to $651 million for the same period in 2006, an increase of $78 million, or 12.0% . For the six months ended June 30, 2007, noninterest income totaled $1.4 billion, an increase of $122 million, or 9.7%, compared to the same period in 2006. The growth in noninterest income was primarily attributable to commissions from BB&T’s insurance operations, other nondeposit fees and commissions, service charges on deposits and investment banking and brokerage fees and commissions. The overall growth in noninterest income also reflects the impact of acquisitions.

          Insurance commissions, which have become BB&T’s largest source of noninterest income, totaled $229 million for the second quarter of 2007, an increase of $15 million, or 7.0%, compared to the same three-month period of 2006. For the first six months of 2007, insurance commissions totaled $426 million, up $36 million, or 9.2%, compared to the same period last year. The increases in insurance revenues for the second quarter of 2007 and the first half of 2007 compared to the corresponding periods of 2006 were primarily the result of growth in commissions from the sale of property and casualty coverage. In addition, sales of employee benefits-related insurance products increased during 2007 compared to 2006. This growth includes the impact from acquisitions completed during 2007 and 2006.

          Service charges on deposits totaled $151 million for the second quarter of 2007, an increase of $13 million compared to the second quarter of 2006. For the first six months of 2007, service charges on deposits totaled $289 million, an increase of $20 million, or 7.4%, compared to the same period in 2006. For the second quarter and the first six months of 2007, higher revenues were primarily attributable to growth in revenues from overdraft fees compared to the same periods last year.

BB&T Corporation       Page 42       Second Quarter 2007 10-Q

          Investment banking and brokerage fees and commissions totaled $89 million for the second quarter of 2007, an increase of $10 million, or 12.7%, from $79 million earned in the second quarter of 2006. For the first six months of 2007, investment banking and brokerage fees and commissions totaled $171 million, up $11 million, or 6.9%, compared to the same period last year. The increase during the second quarter and the six months ended June 30, 2007, was primarily attributable to growth in advisory fees, underwriting fees and corporate banking revenues at BB&T Capital Markets, and increased fees and commissions from retail brokerage activities at Scott & Stringfellow.

          Mortgage banking income totaled $31 million in the second quarter of 2007, an increase of $2 million, compared to $29 million earned in the second quarter of 2006. The following table provides a breakdown of the various components of mortgage banking income and other statistical information for the second quarters of 2007 and 2006:

Table 6-1
Mortgage Banking Income and Related Statistical Information

	For the Three Months Ended
	June 30,
Mortgage Banking Income	2007	2006
	(Dollars in millions)

Residential mortgage production income	$17	$12

Residential Mortgage Servicing:
Residential mortgage servicing fees	27	25

Residential mortgage servicing rights increase in fair value
due to change in valuation inputs or assumptions	72	32
Mortgage servicing rights derivative losses	(73)	(29)
Net	(1)	3
Realization of expected residential mortgage servicing rights
cash flows	(23)	(19)

Total residential mortgage servicing income	3	9
Total residential mortgage banking income	20	21
Commercial mortgage banking income	11	8
Total mortgage banking income	$31	$29

	As of / For the Three Months Ended
	June 30,
Mortgage Banking Statistical Information	2007	2006
	(Dollars in millions)

Residential mortgage originations	$3,014	$2,656
Residential mortgage loans serviced for others	29,326	26,287
Residential mortgage loan sales	1,514	1,296

Commercial mortgage originations	$782	$680
Commercial mortgage loans serviced for others	9,677	8,593

BB&T Corporation       Page 43       Second Quarter 2007 10-Q

          For the first six months of 2007 and 2006, mortgage banking income totaled $61 million. The following table provides a breakdown of the various components of mortgage banking income for the six month periods ended June 30, 2007 and 2006, respectively:

Table 6-2
Mortgage Banking Income and Related Statistical Information

	For the Six Months Ended
	June 30,
Mortgage Banking Income	2007	2006
	(Dollars in millions)

Residential mortgage production income	$30	$25

Residential Mortgage Servicing:
Residential mortgage servicing fees	56	50

Residential mortgage servicing rights increase in fair value
due to change in valuation inputs or assumptions	79	61
Mortgage servicing rights derivative losses	(76)	(54)
Net	3	7

Realization of expected residential mortgage servicing rights
cash flows	(46)	(37)
Total residential mortgage servicing income	13	20
Total residential mortgage banking income	43	45

Commercial mortgage banking income	18	16

Total mortgage banking income	$61	$61

	As of / For the Six Months Ended
	June 30,
Mortgage Banking Statistical Information	2007	2006
	(Dollars in millions)

Residential mortgage originations	$5,475	$4,965
Residential mortgage loan sales	3,072	2,403

Commercial mortgage originations	$1,298	$1,332

          Other nondeposit fees and commissions, including bankcard fees and merchant discounts, and checkcard fees, totaled $127 million for the second quarter of 2007, an increase of $16 million, or 14.4%, compared to the second quarter of 2006. The principal drivers of the second quarter increase were checkcard fees and bankcard income, which increased $6 million and $4 million, respectively, compared to the same period in 2006. For the six months ended June 30, 2007, other nondeposit fees and commissions, including bankcard fees and merchant discounts, and checkcard fees totaled $241 million, up $28 million, or 13.1%, from the same period in 2006. The increase for the first six months of 2007 was driven by the same factors as the quarter, including increases in checkcard fees and bankcard income of $12 million and $5 million, respectively.

BB&T Corporation       Page 44       Second Quarter 2007 10-Q

          Trust income totaled $40 million for the second quarter of 2007, an increase of $2 million, or 5.3%, compared to the second quarter of 2006. For the six months ended June 30, 2007, trust income totaled $80 million, up $5 million, or 6.7%, compared to the same period in 2006. Trust revenues are based on the types of services provided as well as the overall market value of assets managed, which is affected by market conditions. The increase in trust income for the second quarter and the first six months of 2007 was primarily from growth in wealth management income.

          Other income, including income from bank-owned life insurance, totaled $61 million for the second quarter of 2007, an increase of $19 million, or 45.2%, compared to the second quarter of 2006. The increase in 2007 included an increase of $8 million from gains that were generated by various financial assets isolated for the purpose of providing post-retirement benefits and $3 million from a gain recognized on Mastercard stock that was received in connection with Mastercard’s initial public offering. For the first six months of 2007, other income totaled $123 million, an increase of $32 million, or 35.2%, compared to the first half of 2006. The increase resulted primarily from a $19 million gain on the sale of an insurance operation and an increase of $8 million in income generated from bank-owned life insurance, primarily due to the restructuring of certain contracts into higher-yielding separate account policies in mid-2006.

Noninterest Expense

          Noninterest expenses totaled $923 million for the second quarter of 2007, compared to $860 million for the same period a year ago, an increase of $63 million, or 7.3% . For the first six months of 2007, noninterest expenses totaled $1.8 billion, an increase of $127 million, or 7.6%, compared to the same period in 2006. Noninterest expenses for the second quarter and the first six months of 2007 include $5 million and $11 million, respectively, in net pre-tax merger-related and restructuring charges. Noninterest expenses for the second quarter and the first six months of 2006 include $2 million in net pre-tax merger-related and restructuring charges and $1 million in net pre-tax merger-related and restructuring gains, respectively.

          Personnel expense, the largest component of noninterest expense, was $540 million for the current quarter compared to $506 million for the same period in 2006, an increase of $34 million, or 6.7% . This increase was primarily attributable to salaries and wages, incentive compensation expenses and nonqualified trust expense, which increased $10 million, $11 million and $8 million compared to the second quarter last year. Salaries and wages increased as a result of the impact of acquisitions and annual salary increases. For the first six months of 2007, personnel expense totaled $1.1 billion compared to $1.0 billion in 2006, an increase of $44 million, or 4.3% . The increase resulted primarily due to increases in salaries and wages, nonqualified trust expense, equity-based compensation expense and health and welfare benefits expense which amounted to $19 million, $6 million, $6 million and $6 million, respectively.

          Occupancy and equipment expense for the three months ended June 30, 2007 totaled $117 million, compared to $109 million for the second quarter of 2006, representing an increase of $8 million, or 7.3%. For the first six months of 2007, occupancy and equipment expense totaled $233 million, up $16 million, or 7.4%, compared to 2006. The increase for the second quarter and the first six months of 2007 was primarily related to additional rent in connection with de novo branches and acquisitions.

BB&T Corporation       Page 45       Second Quarter 2007 10-Q

          Other noninterest expenses, including professional services and loan processing expenses, totaled $235 million for the current quarter, an increase of $17 million, or 7.8%, compared to the same period of 2006. The increase was primarily attributable to minority interest expense, professional services expense and other marketing expense, which increased $5 million, $3 million and $3 million, respectively. For the first six months of 2007, other noninterest expenses, including professional services and loan processing expenses, totaled $447 million, up $54 million, or 13.7%, compared to the same period in 2006. The increase of $54 million was primarily attributable to a pre-tax gain of $28 million from the sale of duplicate facilities that was recorded in 2006. In addition, the factors that generated the increase in the second quarter contributed to the increase for the first half of the year, including increases of $8 million, $7 million and $6 million, respectively, in professional services expense, other marketing expense and minority interest expense.

Merger-Related and Restructuring Activities

          BB&T recorded certain merger-related items and restructuring costs during both 2007 and 2006. During the second quarter of 2007, BB&T recorded $3 million in net after-tax charges. During the second quarter of 2006, BB&T recorded $1 million in net after-tax charges. The above charges are reflected in BB&T’s Consolidated Statements of Income as a category of noninterest expense.

          Merger-related and restructuring charges and expenses include personnel-related expenses such as staff relocation costs, severance benefits, early retirement packages and contract settlements. They also include furniture, equipment and occupancy costs related to department and branch consolidations as well as costs related to converting the data processing systems of the acquired companies to BB&T’s automation platform. Merger-related and restructuring charges also include professional fees, advertising and asset write-offs incurred in connection with the mergers.

          Severance and personnel-related costs include severance, employee retention, payments related to change-in-control provisions of employment contracts, outplacement services and other benefits associated with employee termination or reversals of previously estimated amounts, which typically occur in corporate support and data processing functions.

          Occupancy and equipment charges or credits represent merger-related and restructuring costs or gains associated with lease terminations, obsolete equipment write-offs and the sale of duplicate facilities and equipment. Credits may result when obsolete properties or equipment are sold for more than originally estimated. Other merger-related and restructuring charges or credits include expenses necessary to convert and combine the acquired branches and operations of merged companies, direct media advertising related to acquisitions, asset and supply inventory write-offs, litigation accruals and other similar charges.

BB&T Corporation       Page 46       Second Quarter 2007 10-Q

          In conjunction with the consummation of an acquisition or restructuring activity and the completion of other requirements, BB&T typically accrues certain merger-related and restructuring expenses for estimated severance and other personnel costs, costs to terminate lease contracts, costs related to the disposal of duplicate facilities and equipment, costs to terminate data processing contracts and other costs associated with an acquisition. The following table presents a summary of activity with respect to BB&T’s merger-related and restructuring accruals. This table includes costs reflected as expenses, as presented in the Consolidated Statements of Income, and accruals recorded through purchase accounting adjustments.

	Table 7
	Merger-Related and Restructuring Accrual Activity

			Merger-related
	Balance		and		Purchase	Balance
	January 1,	Accrued at	restructuring		price	June 30,
	2007	acquisition	charges	Utilized	adjustments	2007
	(Dollars in millions)

Severance and personnel-related items	$12	$4	$6	$(8)	$-	$14
Occupancy and equipment	4	1	1	(2)	1	5
Other merger-related items	2	3	4	(6)	-	3
Total	$18	$8	$11	$(16)	$1	$22

          The remaining accruals at June 30, 2007 were related primarily to costs associated with severance payments to certain executive officers and costs to exit certain leases and to dispose of excess facilities and equipment. These liabilities will be utilized in the future because they relate to specific contracts or legal obligations that expire in later years, or they relate to the disposal of duplicate facilities and equipment, which may take longer to complete.

          In general, a major portion of accrued costs are utilized in conjunction with or immediately following the systems conversion, when most of the duplicate positions are eliminated and the terminated employees begin to receive severance. Other accruals are utilized over time based on the sale, closing or disposal of duplicate facilities or equipment or the expiration of lease contracts. Merger and restructuring accruals are re-evaluated periodically and adjusted as necessary. The remaining accruals at June 30, 2007 are expected to be utilized during 2007, unless they relate to specific contracts that expire in later years.

Provision for Income Taxes

          The provision for income taxes totaled $226 million for the second quarter of 2007, an increase of $5 million compared to the same period of 2006, primarily due to higher pretax income, which was partially offset by a decline of $7 million in the amount of reserves recorded in the second quarter of 2007 compared to the same period of 2006. BB&T’s effective income tax rates for the second quarters of 2007 and 2006 were 33.0% and 34.0%, respectively. For the first six months of 2007, the provision for income taxes was $448 million compared to $429 million for the first half of 2006. The $19 million increase in the provision for income taxes for the first half of 2007 was primarily attributable to higher pretax income. BB&T’s effective income tax rates for the first six months of 2007 and 2006 were 33.8% and 33.3%, respectively.

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

BB&T Corporation       Page 47       Second Quarter 2007 10-Q

            BB&T continually monitors and evaluates the potential impact of current events and circumstances on the estimates and assumptions used in the analysis of its income tax positions and, accordingly, BB&T’s effective tax rate may fluctuate in the future. On a periodic basis, BB&T evaluates its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This evaluation takes into consideration the status of taxing authorities’ current examinations of BB&T’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment in relation to tax-advantaged transactions. Accordingly, the results of these examinations may alter the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. In this regard, the IRS disallowed certain deductions taken by BB&T on leveraged lease transactions during 1997-2002. In 2004, BB&T filed a lawsuit against the IRS to pursue a refund of amounts assessed by the IRS related to a leveraged lease transaction entered into during 1997. On January 4, 2007, the United States Middle District Court of North Carolina issued a summary judgment in favor of the IRS related to BB&T’s lawsuit. Based on a review of the summary judgment by BB&T’s counsel, BB&T filed a notice of appeal with the United States Appeals Court for the Fourth Circuit, based in Richmond, Virginia.

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

BB&T Corporation       Page 48       Second Quarter 2007 10-Q

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

           The asset/liability management process requires a number of key assumptions. Management determines the most likely outlook for the economy and interest rates by analyzing external factors, including published economic projections and data, the effects of likely monetary and fiscal policies, as well as any enacted or prospective regulatory changes. BB&T’s current and prospective liquidity position, current balance sheet volumes and projected growth, accessibility of funds for short-term needs and capital maintenance are also considered. This data is combined with various interest rate scenarios to provide management with the information necessary to analyze interest sensitivity and, aid in the development of strategies to reach performance goals.

BB&T Corporation       Page 49       Second Quarter 2007 10-Q

            The following table shows the effect that the indicated changes in interest rates would have on interest sensitive income as projected for the next twelve months under the “most likely” interest rate scenario incorporated into the Simulation computer model. Key assumptions in the preparation of the table include prepayment speeds of mortgage-related assets, cash flows and maturities of derivative financial instruments, changes in market conditions, loan volumes and pricing, deposit sensitivity, customer preferences and capital plans. The resulting change in interest sensitive income reflects the level of sensitivity that interest sensitive income has in relation to changing interest rates.

Table 8
Interest Sensitivity Simulation Analysis

Interest Rate Scenario			Annualized Hypothetical
			Percentage Change in
Linear	Prime Rate		Net Interest Income
Change in	June 30,		June 30,
Prime Rate	2007	2006	2007		2006

3.00%	11.25%	11.25%	(3.45	) %	(0.78	) %
1.50	9.75	9.75	(2.48)		(0.48)
No Change	8.25	8.25	-		-
(1.50)	6.75	6.75	1.95		(0.22)
(3.00)	5.25	5.25	2.29		(0.64)

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

BB&T Corporation       Page 50       Second Quarter 2007 10-Q

Derivative Financial Instruments

          BB&T utilizes a variety of financial instruments to manage various financial risks. These instruments, commonly referred to as derivatives, primarily consist of interest-rate swaps, swaptions, caps, floors, collars, financial forward and futures contracts, when-issued securities, foreign exchange contracts and options written and purchased. A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate. BB&T uses derivatives primarily to manage risk related to securities, business loans, federal funds purchased, long-term debt, mortgage servicing rights, mortgage banking operations, other time deposits and institutional certificates of deposit. BB&T also uses derivatives to facilitate transactions on behalf of its clients.

          Derivative contracts are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties. Notional amounts do not represent amounts to be exchanged between parties, and are not a measure of financial risk. On June 30, 2007, BB&T had derivative financial instruments outstanding with notional amounts totaling $36.1 billion. The estimated net fair value of open contracts was $(175 million) at June 30, 2007. This compares to $23.1 billion in notional derivatives with a fair value of $(45 million) at December 31, 2006. The majority of the increase in notional amounts was due to the addition of $8 billion in derivatives related to a private placement secured financing transaction.  The $130 million decline in the fair value of derivatives between December 31, 2006 and June 30, 2007 was primarily the result of changes in fair value of derivatives hedging BB&T’s long-term debt.

          Credit risk related to derivatives arises when amounts receivable from a counterparty exceed those payable. Because the notional amount of the instruments only serves as a basis for calculating amounts receivable or payable, the risk of loss with any counterparty is limited to a small fraction of the notional amount. BB&T deals only with derivatives dealers that are national market makers with strong credit ratings in its derivatives activities. BB&T further controls the risk of loss by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide cash collateral to BB&T when their unsecured loss positions exceed certain negotiated limits. All of the derivative contracts to which BB&T is a party settle monthly, quarterly or semiannually. Further, BB&T frequently has netting agreements with the dealers with which it does business. Because of these factors, BB&T’s credit risk exposure related to derivative contracts at June 30, 2007 was not material.

BB&T Corporation       Page 51       Second Quarter 2007 10-Q

          The following tables set forth certain information concerning BB&T’s derivative financial instruments at June 30, 2007 and December 31, 2006:

Table 9-1

Derivative Classifications and Hedging Relationships

	June 30, 2007
	Notional	Fair Value
	Amount	Gain	Loss
	(Dollars in Millions)

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,119	$3	$(24)
Hedging medium term bank notes and federal funds
purchased	3,684	18	-

Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	8,300	11	(187)
Hedging municipal securities	128	4	(1)

Derivatives not designated as hedges	21,877	78	(77)

Total	$36,108	$114	$(289)

	December 31, 2006
	Notional	Fair Value
	Amount	Gain	Loss
	(Dollars in Millions)

Derivatives Designated as Cash Flow Hedges:
Hedging business loans	$2,119	$8	$(22)
Hedging institutional certificates of deposit, other time
deposits and federal funds purchased	750	-	-
Hedging medium term bank notes	1,925	20	-

Derivatives Designated as Fair Value Hedges:
Hedging long-term debt	3,900	50	(97)

Derivatives not designated as hedges	14,403	57	(61)
Total	$23,097	$135	$(180)

BB&T Corporation       Page 52       Second Quarter 2007 10-Q

Table 9-2
Derivative Financial Instruments

	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
	(Dollars in Millions)

Receive fixed swaps	$11,538	$(211)	$6,594	$(57)
Pay fixed swaps	4,699	49	3,899	4
Forward starting receive fixed swaps	1,427	(27)	1,285	5
Forward starting pay fixed swaps	824	1	544	-
Other swaps	4,438	(4)	264	(5)
Caps, floors and collars	2,478	8	1,619	8
Foreign exchange contracts	356	-	258	-
Futures contracts	3,327	(1)	2,364	1
Treasury forwards	106	-	-	-
Interest rate lock commitments	1,000	(2)	546	(1)
Forward commitments	1,651	9	1,217	2
Swaptions	1,088	3	1,188	3
When-issued securities and forward rate agreements	2,542	-	2,613	(5)
Options on contracts purchased and sold	634	-	706	-
Total	$36,108	$(175)	$23,097	$(45)

          BB&T’s receive fixed swaps had weighted average receive rates of 4.96% and 4.93%, and weighted average pay rates of 5.35% and 5.33% at June 30, 2007 and December 31, 2006, respectively. In addition, BB&T’s pay fixed swaps had weighted average receive rates of 5.14% and 5.24%, and weighted average pay rates of 4.65% and 4.61%, at June 30, 2007 and December 31, 2006, respectively.

Contractual Obligations, Commitments, Contingent Liabilities, Off-Balance Sheet Arrangements and Related Party Transactions

          BB&T utilizes a variety of financial instruments to meet the financial needs of its clients and reduce exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, options written, standby letters of credit and other financial guarantees, interest-rate caps, floors and collars, interest-rate swaps, swaptions, when-issued securities and forward and futures contracts. Please refer to BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, for discussion with respect to BB&T’s quantitative and qualitative disclosures about its fixed and determinable contractual obligations. Items disclosed in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, have not materially changed since that report was filed. A discussion of BB&T’s derivative financial instruments is included in the “Derivative Financial Instruments” section herein.

Back to Index

BB&T Corporation       Page 53       Second Quarter 2007 10-Q

CAPITAL ADEQUACY AND RESOURCES

          The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. BB&T’s principal goals related to the maintenance of capital are to provide adequate capital to support BB&T’s comprehensive risk profile, preserve a sufficient capital base from which to support future growth, provide a competitive return to shareholders, comply with regulatory standards and achieve optimal credit ratings for BB&T and its subsidiaries.

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

          While nonrecurring events or management decisions may result in the Corporation temporarily falling below its minimum guidelines for one or more of these ratios, it is management’s intent through capital planning to return to these targeted minimums within a reasonable period of time. Such temporary decreases below these minimums are acceptable provided the Corporation and the subsidiary bank remain “well-capitalized.”

          Total shareholders’ equity at June 30, 2007 was $12.1 billion, an increase of $380 million compared to $11.7 billion at December 31, 2006. BB&T’s book value per common share at June 30, 2007 was $21.97, compared to $21.69 at December 31, 2006. BB&T’s tangible shareholders’ equity was $6.7 billion at June 30, 2007, compared to $6.6 billion at December 31, 2006. BB&T’s tangible book value per common share at June 30, 2007 was $12.05 compared to $12.20 at December 31, 2006.

          Bank holding companies and their subsidiaries are subject to regulatory requirements with respect to risk-based capital adequacy. Capital adequacy is an important indicator of financial stability and performance. Risk-based capital ratios measure capital as a percentage of a combination of risk-weighted balance sheet and off-balance sheet risk. The risk-weighted values of both balance sheet and off-balance sheet items are determined in accordance with risk factors specified by federal bank regulatory pronouncements. Please refer to the section titled “Capital” in BB&T’s Annual Report on Form 10-K for the year ended December 31, 2006, for additional information with regard to BB&T’s capital requirements.

BB&T Corporation       Page 54       Second Quarter 2007 10-Q

          BB&T’s regulatory and tangible capital ratios for the last five calendar quarters are set forth in the following table. The increase in BB&T’s regulatory capital ratios as of June 30, 2007 compared to December 31, 2006 was primarily a result of the issuance of $600 million in Tier I qualifying securities during the second quarter of 2007. The decline in BB&T’s capital ratios as of March 31, 2007 compared to December 31, 2006 was primarily the result of the reduction of $425 million in retained earnings in connection with the adoption of FIN 48 and FSP FAS 13-2.

Table 10
Capital Ratios

	2007		2006
	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter
Risk-based capital ratios:
Tier 1 capital	9.4%	8.7%	9.0%	9.2%	9.1%
Total capital	14.7	13.9	14.3	14.6	13.7
Tier 1 leverage ratio	7.5	6.9	7.2	7.3	7.3
Tangible equity ratio	5.5	5.5	5.7	5.8	5.5

     Share Repurchase Activity

          BB&T has periodically repurchased shares of its own common stock. In accordance with North Carolina law, repurchased shares cannot be held as treasury stock, but revert to the status of authorized and unissued shares upon repurchase.

          On June 27, 2006, BB&T’s Board of Directors granted authority under a new plan (the “2006 Plan”) for the repurchase of up to 50.0 million shares of BB&T’s common stock as needed for general corporate purposes. The 2006 Plan also authorizes the repurchase of the 1.1 million remaining shares from the previous authorization. The 2006 Plan remains in effect until all the authorized shares are repurchased unless modified by the Board of Directors.

Table 11
Share Repurchase Activity

	2007
				Maximum Remaining
				Number of Shares
	Total	Average	Total Shares Purchased	Available for Repurchase
	Shares	Price Paid	Pursuant to	Pursuant to
	Repurchased (1)	Per Share (2)	Publicly-Announced Plan	Publicly-Announced Plan
			(Shares in Thousands)
April 1-30	7	$41.57	-	51,139
May 1-31	9	$42.11	-	51,139
June 1-30	5	$42.11	-	51,139
Total	21	$41.93	-	51,139

(1)	Repurchases reflect shares exchanged or surrendered in connection with the exercise of equity-based awards under BB&T's equity-based compensation plans.
(2)	Excludes commissions.

Back to Index

BB&T Corporation       Page 55       Second Quarter 2007 10-Q

SEGMENT RESULTS

           BB&T’s operations are divided into seven reportable business segments: the Banking Network, Residential Mortgage Banking, Sales Finance, Specialized Lending, Insurance Services, Financial Services and Treasury. These operating segments have been identified based primarily on BB&T’s organizational structure. See Note 10 “Operating Segments” in the notes to the consolidated financial statement contained herein for additional disclosures related to BB&T’s reportable business segments. Fluctuations in noninterest income and noninterest expense incurred directly by the operating segments are more fully described in the sections titled “Noninterest Income” and “Noninterest Expense” of this discussion and analysis. The following table reflects the net income (loss) for each of BB&T’s operating segments for the six month periods ended June 30, 2007 and 2006, respectively.

BB&T Corporation
Reportable Segments

	For the Six Months Ended
	June 30, 2007	June 30, 2006
	(Dollars in Millions)

Banking Network	$778	$757
Residential Mortgage Banking	63	67
Sales Finance	16	16
Specialized Lending	43	38
Insurance Services	67	39
Financial Services	22	20
Treasury	(44)	(11)
All Other Segments	9	30
Parent/Reconciling Items	(75)	(96)
BB&T Corporation	$879	$860

          The $28 million increase in net income attributable to the Insurance Services segment was due to a pre-tax gain of $19 million earned on the sale of an insurance operation combined with internal growth and acquisitions. The decline of $33 million in net income in the Treasury segment was a result of a higher funds transfer pricing charge in 2007 compared to 2006, as well as a decrease in noninterest income resulting primarily from securities losses incurred in the first quarter of 2007. The decline of $21 million in net income for all other segments was a result of a decrease in net income realized on investments managed by BB&T Capital Partners, a small business investment company, which decreased by $5 million compared to the prior year, and a decrease of $15 million from leveraged lease activities, primarily due to the implementation of FSP FAS 13-2.

Back to Index

BB&T Corporation       Page 56       Second Quarter 2007 10-Q

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

Back to Index

BB&T Corporation       Page 57       Second Quarter 2007 10-Q

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          (c) Please refer to “Share Repurchase Activity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

Back to Index

Item 4. Submission of Matters to a Vote of Security Holders

          BB&T held its Annual Meeting of Shareholders on April 24, 2007, to consider and vote on the matters listed below. A total of 429,243,364 of the Company’s shares were present or represented by proxy at the meeting. This represented approximately 79% of the Company’s outstanding shares.

          The individuals named below were re-elected to serve as directors of the Corporation for a one-year term expiring in 2008:

Name	Votes For	Votes Withheld

John A. Allison, IV	415,344,408	13,898,956
Jennifer S. Banner	416,309,362	12,934,002
Anna R. Cablik	417,158,448	12,084,916
Nelle R. Chilton	413,126,955	16,116,409
Ronald E. Deal	391,930,888	37,312,476
Tom D. Efird	411,499,052	17,744,312
Barry J. Fitzpatrick	415,280,408	13,962,956
L. Vincent Hackley, PhD	415,255,273	13,988,091
Jane P. Helm	413,090,537	16,152,827
John P. Howe, III, M.D.	417,167,136	12,076,228
James H. Maynard	415,982,563	13,260,801
Albert O. McCauley	411,577,438	17,665,926
J. Holmes Morrison	415,796,897	13,446,467
Nido R. Qubein	405,843,660	23,399,704
E. Rhone Sasser	415,478,151	13,765,213

          The proposal to approve amendments to the BB&T Corporation 2004 Stock Incentive Plan to increase the number of shares of BB&T Common Stock issuable under the plan and to increase the amount of shares issuable in connection with restricted stock awards was approved, with 228,146,493 shares voting for, 87,707,136 shares voting against, and 8,051,959 shares abstaining.

          The proposal to ratify the reappointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm was approved, with 422,155,010 shares voting for, 2,924,668 shares voting against, and 4,163,686 shares abstaining.

Back to Index

BB&T Corporation       Page 58       Second Quarter 2007 10-Q

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

BB&T CORPORATION
(Registrant)

Date:	August 7, 2007	By: /s/ Christopher L. Henson
Christopher L. Henson, Senior Executive Vice
President and Chief Financial Officer

Date:	August 7, 2007	By: /s/ Edward D. Vest
Edward D. Vest, Executive Vice President
and Corporate Controller
(Principal Accounting Officer)

Back to Index

Back to Index

BB&T Corporation       Page 59       Second Quarter 2007 10-Q

EXHIBIT INDEX

Exhibit	Description	Location
No.

11	Statement re Computation of Earnings Per Share.	Filed herewith as Note 8.

12	Statement re Computation of Ratios.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to	Filed herewith.
Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as
adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to	Filed herewith.
Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as
adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18	Filed herewith.
U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18	Filed herewith.
U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

Back to Index

BB&T Corporation       Page 60       Second Quarter 2007 10-Q